Form 10-Q
period 2002-06-30
TRIPLE-S MANAGEMENT CORP
filed 2002-08-14
CIK 1171662

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                         ------------------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                   OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                         FROM_________ TO______________


                         COMMISSION FILE NUMBER: 0-49762
                -----------------------------------------------

                         TRIPLE-S MANAGEMENT CORPORATION

             (Exact name of registrant as specified in its charter)


                PUERTO RICO                                 66-0555678
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                   Identification No.)

         1441 F.D. ROOSEVELT AVENUE
           SAN JUAN, PUERTO RICO                                    00920
  (Address of principal executive offices)                        (Zip code)

                                 (787) 749-4949
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
             (Former name, former address and former fiscal year, if
                           changed since last report)

                      ------------------------------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       TITLE OF EACH CLASS                OUTSTANDING AT JUNE 30, 2002
       -------------------                ----------------------------
  Common Stock, $40.00 par value                     9,611

================================================================================

                         TRIPLE-S MANAGEMENT CORPORATION
        QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002
                                TABLE OF CONTENTS


                                                                                                    PAGE

PART I - FINANCIAL INFORMATION

Item 1.          Financial Statements
                 Consolidated Balance Sheets as of June 30, 2002 and December 31 2001                3
                 Consolidated Statements of Operations for the three months and six months
                 ended June 30, 2002 and 2001                                                        4
                 Consolidated Statements of Stockholders' Equity and Comprehensive Income for
                 the three months and six months ended June 30, 2002 and 2001                        5
                 Consolidated Statements of Cash Flows for the six months ended June 30, 2002        6
                 and 2001
                 Notes to Consolidated Financial Statements                                          7
Item 2.          Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                          22
Item 3.          Quantitative and Qualitative Disclosures About Market Risk                          44

PART II - OTHER INFORMATION

Item 1.          Legal Proceedings                                                                   43
Item 4.          Submissions of Matters to a Vote of Security Holders                                43
Item 5.          Other Information                                                                   45
Item 6.          Exhibits and Reports on Form 8-K                                                    46

SIGNATURES                                                                                           47

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                                    (UNAUDITED)
                                                                                      JUNE 30,           DECEMBER 31,
                                                                                        2002                 2001
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Investments and cash:
     Securities held for trading, at fair value:
        Fixed maturities                                                      $           36,329               38,107
        Equity securities                                                                 45,814               50,743
     Securities available for sale, at fair value:
        Fixed maturities                                                                 311,154              286,505
        Equity securities                                                                 40,301               37,829
     Securities held to maturity, at amortized cost:
        Fixed maturities                                                                   2,388                3,779
     Cash and cash equivalents                                                            80,026               80,970
-------------------------------------------------------------------------------------------------------------------------
Total investments and cash                                                               516,012              497,933
-------------------------------------------------------------------------------------------------------------------------
Premiums and other receivables, net                                                       93,230               74,872
Deferred policy acquisition costs                                                         11,480                9,550
Property and equipment, net                                                               37,744               39,090
Other assets                                                                              31,602               34,613
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                  $          690,068              656,058
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Claim liabilities:
     Claims processed and incomplete, and future policy benefits              $          123,076              114,599
     Unreported losses                                                                   107,584              103,240
     Unpaid loss-adjustment expenses                                                      12,825               11,601
-------------------------------------------------------------------------------------------------------------------------
Total claim liabilities                                                                  243,485              229,440
-------------------------------------------------------------------------------------------------------------------------
Unearned premiums                                                                         61,241               58,306
Individual retirement annuities                                                           14,186               17,426
Liability to Federal Employees Health Benefits Program                                     7,781               12,130
Accounts payable and accrued liabilities                                                 102,667               97,078
Loans payable to bank                                                                     53,717               55,650
-------------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                        483,077              470,030
-------------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
     Common stock, $40 par value. Authorized 12,500 shares;
        issued and outstanding 9,611 and 9,714 at June 30, 2002 and
        December 31, 2001, respectively                                                      384                  389
     Additional paid-in capital                                                          150,406              150,405
     Operating reserve                                                                    29,968               14,250
     Accumulated other comprehensive income - net unrealized
        gain on securities available for sale                                             26,233               20,984
-------------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                               206,991              186,028
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                    $          690,068              656,058
-------------------------------------------------------------------------------------------------------------------------

See accompanying notes to unaudited consolidated financial statements.

               TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Operations (Unaudited)
       For the three months and six months ended June 30, 2002 and 2001
                        (Dollar amounts in thousands)


                                                        THREE MONTHS              SIX MONTHS
                                                       ENDED JUNE 30,            ENDED JUNE 30,
                                                      2002        2001         2002         2001
                                                   ---------    ---------    ---------    ---------
REVENUES:

     Premiums earned, net                          $ 308,478      275,902      618,320      554,366
     Amounts attributable to self-funded
        arrangements                                  37,427       33,034       72,265       66,337
     Less amounts attributable to claims under
        self-funded arrangements                     (36,379)     (30,821)     (68,837)     (63,008)
                                                   ---------    ---------    ---------    ---------
                                                     309,526      278,115      621,748      557,695
     Net investment income                             6,359        6,362       12,349       12,560
     Net realized investment gains (losses)                6        1,571         (150)       2,380
     Net unrealized investment gain (loss) on
        trading securities                            (5,662)        (838)      (5,377)      (3,124)
     Other income, net                                   211        4,484          424        4,532
                                                   ---------    ---------    ---------    ---------
Total revenue                                        310,440      289,694      628,994      574,043
                                                   ---------    ---------    ---------    ---------
BENEFITS AND EXPENSES:
     Claims incurred                                 260,878      249,420      532,651      493,555
     Operating expenses, net of reimbursement
        for services                                  38,642       32,967       77,353       66,943
     Interest expense                                    872        1,435        1,991        3,047
                                                   ---------    ---------    ---------    ---------
Total benefits and expenses                          300,392      283,822      611,995      563,545
                                                   ---------    ---------    ---------    ---------
Income before taxes                                   10,048        5,872       16,999       10,498
                                                   ---------    ---------    ---------    ---------
INCOME TAX EXPENSE:
     Current                                             318          203          517          491
     Deferred                                            463          114          764          286
                                                   ---------    ---------    ---------    ---------
Total income taxes                                       781          317        1,281          777
                                                   ---------    ---------    ---------    ---------
Net income                                         $   9,267        5,555       15,718        9,721
                                                   ---------    ---------    ---------    ---------
Basic net income per share as if the
     Company operated as a for-profit
     organization                                  $    0.79         0.40         1.37         0.73
                                                   ---------    ---------    ---------    ---------
Basic net income per share as if Triple-S, Inc.
     operated as a not-for-profit
     organization                                  $    0.30         0.27         0.59         0.54
                                                   ---------    ---------    ---------    ---------


See accompanying notes to unaudited consolidated financial statements.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Equity and
                        Comprehensive Income (Unaudited)
                              For the three months
                   and six months ended June 30, 2002 and 2001
                          (Dollar amounts in thousands)


                                                                                2002           2001
-----------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 1                                                           $   189,547        170,679
Stock redemption                                                                      (1)            --
     Comprehensive income:
        Net income                                                                 9,267          5,555
        Net unrealized change in investment securities                             8,178            902
-----------------------------------------------------------------------------------------------------------
           Total comprehensive income                                             17,445          6,457
-----------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30                                                           $   206,991        177,136
-----------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1                                                         $   186,028        159,693
Stock redemption                                                                      (4)             1
     Comprehensive income:
        Net income                                                                15,718          9,721
        Net unrealized change in investment securities                             5,249          7,721
-----------------------------------------------------------------------------------------------------------
           Total comprehensive income                                             20,967         17,442
-----------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30                                                           $   206,991        177,136
-----------------------------------------------------------------------------------------------------------


See accompanying notes to unaudited consolidated financial statements.

               TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
              Consolidated Statements of Cash Flows (Unaudited)
               For the six months ended June 30, 2002 and 2001
                        (Dollar amounts in thousands)


                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 2002             2001
                                                               ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums collected                                             $ 600,770          538,515
Cash paid to suppliers and employees                             (72,893)         (63,821)
Claims losses and benefits paid                                 (518,601)        (495,396)
Interest received                                                 11,331           13,396
Proceeds from trading securities sold or matured:
     Fixed securities sold                                        76,122           12,609
     Equity securities                                             9,609           11,148
Acquisitions of investments in trading portfolio:
     Fixed maturities                                            (74,557)         (14,979)
     Equity securities                                           (10,137)         (13,187)
Interest paid                                                     (1,320)          (2,285)
Expense reimbursement from Medicare                                5,982            6,017
Contingency reserve funds from FEHBP                                  --            4,226
                                                               ---------         --------
Net cash provided by (used in) operating activities               26,306           (3,757)
                                                               ---------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
     Securities available for sale:
        Fixed maturities sold                                     15,597              626
        Fixed maturities matured                                  57,392           54,877
        Equity securities                                          2,642            3,104
     Securities held to maturity:
        Fixed maturities matured                                   1,433               --
Acquisitions of investments:
     Securities available for sale:
        Fixed maturities                                         (96,264)         (70,733)
     Capital expenditures                                         (3,250)          (2,851)
     Proceeds from sale of property and equipment                    922              339
                                                               ---------         --------
Net cash used in investing activities                            (21,528)         (14,638)
                                                               ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in outstanding checks in excess of bank balances             (151)           7,491
Payments of long term debt                                        (1,933)          (1,183)
Redemption of common stocks                                           (4)               1
Proceeds from individual retirement annuities                        791            1,254
Surrenders of individual retirement annuities                     (4,425)          (2,153)
                                                               ---------         --------
Net cash provided by (used in) financing activities               (5,722)           5,410
                                                               ---------         --------
Net decrease in cash and cash equivalents                           (944)         (12,985)
Cash and cash equivalents at beginning of the period              80,970           33,566
                                                               ---------         --------
Cash and cash equivalents at end of the period                 $  80,026           20,581
                                                               ---------         --------

See accompanying notes to unaudited consolidated financial statements.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries (the "Corporation") are unaudited, except for the balance sheet information as of December 31, 2001, which is derived from the Corporation's audited consolidated financial statements, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, the consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation's Form 10-A for the year ended December 31, 2001.


In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results for the full year. Certain prior period amounts have been reclassified to conform to the current period presentation.

(2) SEGMENT INFORMATION

The following tables summarize the operations by major operating segment for the three months and six months ended June 30, 2002 and 2001:

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                          (Dollar amounts in thousands)
                                  (Unaudited)



                                                                                       OPERATING SEGMENT
                                                         --------------------------------------------------------------------------
                                                          HEALTH       HEALTH      PROPERTY
                                                         INSURANCE    INSURANCE      AND        LIFE AND
                                                         COMMERCIAL    REFORM      CASUALTY    DISABILITY
                                                          PROGRAM      PROGRAM     INSURANCE    INSURANCE     OTHER *      TOTAL
                                                         ----------   ----------   ----------   ----------   ----------  ----------
THREE MONTHS ENDED JUNE 30, 2002
Premiums earned, net                                     $  167,296      123,079       14,364        3,845           --     308,584
Amounts attributable to self-funded arrangements             37,321           --           --           --           --      37,321
Less:  Amounts attributable to claims under self-funded
     arrangements                                           (36,379)          --           --           --           --     (36,379)
Intersegment premiums earned/service revenues                   684           --           --           --       12,691      13,375
                                                         ----------   ----------   ----------   ----------   ----------  ----------
                                                            168,922      123,079       14,364        3,845       12,691     322,901
Net investment income                                         2,759        1,297        1,656          571           --       6,283
Realized gain (loss) on sale of securities                      113         (170)          71           (8)          --           6
Unrealized loss on trading securities                        (4,442)        (387)        (833)          --           --      (5,662)
Other                                                            62           (8)          30           29           --         113
                                                         ----------   ----------   ----------   ----------   ----------  ----------
     Total revenues                                      $  167,414      123,811       15,288        4,437       12,691     323,641
                                                         ----------   ----------   ----------   ----------   ----------  ----------
Underwriting income (loss)                               $    8,612       (1,097)         936        1,249          354      10,054
                                                         ----------   ----------   ----------   ----------   ----------  ----------
Net income (loss)                                        $    6,898         (555)       1,411        1,523          207       9,484
                                                         ----------   ----------   ----------   ----------   ----------  ----------
Claims incurred                                          $  137,558      113,711        8,287        1,322           --     260,878
                                                         ----------   ----------   ----------   ----------   ----------  ----------
Operating expenses                                       $   22,752       10,465        5,141        1,274       12,337      51,969
                                                         ----------   ----------   ----------   ----------   ----------  ----------
Depreciation expense, included in operating expenses     $    1,739           --          117           14           --       1,870
                                                         ----------   ----------   ----------   ----------   ----------  ----------
Interest expense                                         $      206          190           --          173           --         569
                                                         ----------   ----------   ----------   ----------   ----------  ----------
Income taxes                                             $       --           --          449          145          147         741
                                                         ----------   ----------   ----------   ----------   ----------  ----------



* Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                          (Dollar amounts in thousands)
                                  (Unaudited)


                                                                                      OPERATING SEGMENT
                                                         --------------------------------------------------------------------------
                                                           HEALTH      HEALTH      PROPERTY
                                                         INSURANCE    INSURANCE       AND       LIFE AND
                                                         COMMERCIAL    REFORM       CASUALTY   DISABILITY
                                                          PROGRAM      PROGRAM     INSURANCE    INSURANCE    OTHER *      TOTAL
                                                         ----------   ----------   ----------   ----------  ----------  ----------
THREE MONTHS ENDED JUNE 30, 2001
Premiums earned, net                                     $  151,403      109,026       12,050        3,266          --     275,745
Amounts attributable to self-funded arrangements             33,191           --           --           --          --      33,191
Less:  Amounts attributable to claims under self-funded
     arrangements                                           (30,821)          --           --           --          --     (30,821)
Intersegment premiums earned/service revenues                   212           --           --           --       2,261       2,473
                                                         ----------   ----------   ----------   ----------  ----------  ----------
                                                            153,985      109,026       12,050        3,266       2,261     280,588
Net investment income                                         2,650        1,156        1,842          620          --       6,268
Realized gain (loss) on sale of securities                    1,654          (50)         (33)          --          --       1,571
Unrealized gain (loss)on trading securities                  (1,200)         (23)         385           --          --        (838)
Other                                                         4,327          (13)          46            9          --       4,369
                                                         ----------   ----------   ----------   ----------  ----------  ----------
     Total revenues                                      $  161,416      110,096       14,290        3,895       2,261     291,958
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Underwriting income (loss)                               $   (4,875)         (25)        (328)         752         103      (4,373)
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Net income                                               $    2,155          692        1,687        1,052          79       5,665
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Claims incurred                                          $  138,393      101,501        8,052        1,474          --     249,420
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Operating expenses                                       $   20,467        7,550        4,326        1,040       2,158      35,541
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Depreciation expense, included in operating expenses     $      985           --          109           15          --       1,109
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Interest expense                                         $      400          354           --          239          --         993
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Income taxes                                             $       --           --          225           90          24         339
                                                         ----------   ----------   ----------   ----------  ----------  ----------


* Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                          (Dollar amounts in thousands)
                                  (Unaudited)



                                                                                      OPERATING SEGMENT
                                                         --------------------------------------------------------------------------
                                                           HEALTH      HEALTH      PROPERTY
                                                         INSURANCE    INSURANCE       AND        LIFE AND
                                                         COMMERCIAL    REFORM       CASUALTY    DISABILITY
                                                          PROGRAM      PROGRAM     INSURANCE    INSURANCE     OTHER *     TOTAL
                                                         ----------   ----------   ----------   ----------  ----------  ----------
SIX MONTHS ENDED JUNE 30, 2002
Premiums earned, net                                     $  332,294      247,526       30,452        7,658          --     617,930
Amounts attributable to self-funded arrangements             72,655           --           --           --          --      72,655
Less:  Amounts attributable to claims under self-funded
     arrangements                                           (68,837)          --           --           --          --     (68,837)
Intersegment premiums earned/service revenues                 1,352           --           --           --      24,165      25,517
                                                         ----------   ----------   ----------   ----------  ----------  ----------
                                                            337,464      247,526       30,452        7,658      24,165     647,265
Net investment income                                         5,317        2,485        3,234        1,161          --      12,197
Realized gain (loss) on sale of securities                      (61)        (167)          16           62          --        (150)
Unrealized loss on trading securities                        (4,056)        (653)        (668)          --          --      (5,377)
Other                                                            97          (22)         100           53          --         228
                                                         ----------   ----------   ----------   ----------  ----------  ----------
     Total revenues                                      $  338,761      249,169       33,134        8,934      24,165     654,163
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Underwriting income (loss)                               $    9,547       (1,633)       1,097        1,602         770      11,383
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Net income                                               $   10,425         (407)       3,143        2,287         475      15,923
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Claims incurred                                          $  283,362      229,695       16,088        3,506          --     532,651
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Operating expenses                                       $   44,555       19,464       13,267        2,550      23,395     103,231
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Depreciation expense, included in operating expenses     $    2,830           --          240           27          --       3,097
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Interest expense                                         $      419          417           --          395          --       1,231
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Income taxes                                             $       --           --          636          196         295       1,127
                                                         ----------   ----------   ----------   ----------  ----------  ----------

* Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                          (Dollar amounts in thousands)
                                  (Unaudited)


                                                                                        OPERATING SEGMENT
                                                         ---------------------------------------------------------------------------
                                                           HEALTH      HEALTH       PROPERTY
                                                          INSURANCE   INSURANCE        and      LIFE AND
                                                         COMMERCIAL    REFORM       CASUALTY    DISABILITY
                                                           PROGRAM     PROGRAM      INSURANCE   INSURANCE    OTHER *       TOTAL
                                                         ----------   ----------   ----------   ----------  ----------  ----------
SIX MONTHS ENDED JUNE 30, 2001
Premiums earned, net                                     $  303,449      217,604       27,058        5,941          --     554,052
Amounts attributable to self-funded arrangements             66,651           --           --           --          --      66,651
Less:  Amounts attributable to claims under self-funded
     arrangements                                           (63,008)          --           --           --          --     (63,008)
Intersegment premiums earned/service revenues                   423           --           --           --       4,560       4,983
                                                         ----------   ----------   ----------   ----------  ----------  ----------
                                                            307,515      217,604       27,058        5,941       4,560     562,678
Net investment income                                         5,197        2,281        3,648        1,242          --      12,368
Realized gain on sale of securities                           2,217           90           38           30          --       2,375
Unrealized loss on trading securities                        (2,372)        (307)        (445)          --          --      (3,124)
Other                                                         4,245          (41)         115           17          --       4,336
                                                         ----------   ----------   ----------   ----------  ----------  ----------
     Total revenues                                      $  316,802      219,627       30,414        7,230       4,560     578,633
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Underwriting income (loss)                               $   (6,389)       1,011          396        1,064         357      (3,561)
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Net income                                               $    2,036        2,330        3,302        1,733         252       9,653
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Claims incurred                                          $  273,157      201,695       15,880        2,823          --     493,555
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Operating expenses                                       $   40,747       14,898       10,782        2,054       4,203      72,684
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Depreciation expense, included in operating expenses     $    2,016           --          217           29          --       2,262
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Interest expense                                         $      863          703           --          482          --       2,048
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Income taxes                                             $       --           --          450          138         105         693
                                                         ----------   ----------   ----------   ----------  ----------  ----------

* Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                          (Dollar amounts in thousands)
                                  (Unaudited)

Balance Sheet Items

                                                                                 OPERATING SEGMENT
                                                         --------------------------------------------------------------------------
                                                           HEALTH      HEALTH      PROPERTY
                                                         INSURANCE    INSURANCE      AND        LIFE AND
                                                         COMMERCIAL    REFORM      CASUALTY     DISABILITY
                                                          PROGRAM      PROGRAM     INSURANCE    INSURANCE    OTHER *      TOTAL
                                                         ----------   ----------   ----------   ----------  ----------  ----------
AS OF JUNE 30, 2002
Segment assets                                           $  318,087      102,555      187,817       51,081         941     660,481
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Significant noncash item - net change in unrealized gain
     on securities available for sale                    $    3,721          376          447          422          --       4,966
                                                         ----------   ----------   ----------   ----------  ----------  ----------
AS OF DECEMBER 31, 2001
Segment assets                                           $  287,893      105,319      179,184       50,410         515     623,321
                                                         ----------   ----------   ----------   ----------  ----------  ----------
Significant noncash item - net change in unrealized gain
     on securities available for sale                    $    1,036        1,368        1,091          990          --       4,485
                                                         ----------   ----------   ----------   ----------  ----------  ----------

* Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

               TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                                June 30, 2002
                        (Dollar amounts in thousands)
                                 (Unaudited)


RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

                                                          THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                            2002           2001           2002           2001
                                                          --------       --------       --------       --------
TOTAL REVENUES
Total revenues for reportable segments                    $310,950        289,697        629,998        574,073
Total revenues for other segments                           12,691          2,261         24,165          4,560
                                                          --------       --------       --------       --------
                                                           323,641        291,958        654,163        578,633
Elimination of intersegment earned premiums                   (684)          (212)        (1,352)          (423)
Elimination of intersegment service revenues               (12,691)        (2,261)       (24,165)        (4,560)
Unallocated amount - revenues from external sources            174            209            348            393
                                                          --------       --------       --------       --------
                                                           (13,201)        (2,264)       (25,169)        (4,590)
                                                          --------       --------       --------       --------
     Consolidated total revenues                          $310,440        289,694        628,994        574,043
                                                          --------       --------       --------       --------
PROFIT AND LOSS
UNDERWRITING INCOME
Underwriting income (loss) for reportable segments        $  9,700         (4,476)        10,613         (3,918)
Underwriting income for other segments                         354            103            770            357
                                                          --------       --------       --------       --------
                                                            10,054         (4,373)        11,383         (3,561)
Elimination of TSM charge - rent expense                     1,546          1,546          3,092          3,092
TSM general and administrative expenses                     (1,594)        (1,445)        (2,731)        (2,334)
                                                          --------       --------       --------       --------
                                                               (48)           101            361            758
                                                          --------       --------       --------       --------
     Consolidated underwriting income (loss)              $ 10,006         (4,272)        11,744         (2,803)
                                                          --------       --------       --------       --------
NET INCOME (LOSS)
Net income for reportable segments                        $  9,277          5,586         15,448          9,401
Net income for other segments                                  207             79            475            252
                                                          --------       --------       --------       --------
                                                             9,484          5,665         15,923          9,653
                                                          --------       --------       --------       --------
Elimination of TSM charges:
     Rent expense                                            1,546          1,546          3,092          3,092
     Interest expense                                          206            400            419            863
                                                          --------       --------       --------       --------
                                                             1,752          1,946          3,511          3,955
                                                          --------       --------       --------       --------
Unallocated amounts related to TSM:
     General and administrative expenses                    (1,594)        (1,445)        (2,731)        (2,334)
     Interest expense                                         (509)          (842)        (1,179)        (1,862)
     Other revenues (expenses) from external sources           134            231            194            309
                                                          --------       --------       --------       --------
                                                            (1,969)        (2,056)        (3,716)        (3,887)
                                                          --------       --------       --------       --------
     Consolidated net income (loss)                       $  9,267          5,555         15,718          9,721
                                                          --------       --------       --------       --------

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)


RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS OTHER SIGNIFICANT ITEMS


                                                            THREE MONTHS ENDED JUNE 30, 2002
-------------------------------------------------------------------------------------------------------------
                                                  SEGMENT                                   CONSOLIDATED
                                                   TOTALS            ADJUSTMENTS *             TOTALS
-------------------------------------------------------------------------------------------------------------
Claims incurred                              $     260,878                     -               260,878
Operating expenses                                  51,969               (13,327)               38,642
Depreciation expense                                 1,870                   291                 2,161
Interest expense                                       569                   303                   872
Income taxes                                           741                    40                   781


                                                              THREE MONTHS ENDED JUNE 30, 2001
-------------------------------------------------------------------------------------------------------------
                                                  SEGMENT                                   CONSOLIDATED
                                                   TOTALS            ADJUSTMENTS*              TOTALS
-------------------------------------------------------------------------------------------------------------
Claims incurred                              $    249,420                     -               249,420
Operating expenses                                 35,541                (2,574)               32,967
Depreciation expense                                1,109                   336                 1,445
Interest expense                                      993                   442                 1,435
Income taxes                                          339                   (22)                  317



* Adjustments represent TSM operations and the elimination of intersegment charges.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

                                                               SIX MONTHS ENDED JUNE 30, 2002
-----------------------------------------------------------------------------------------------------------------
                                                 SEGMENT                                   CONSOLIDATED
                                                  TOTALS            ADJUSTMENTS *             TOTALS
------------------------------------------------------------------------------------------------------------
Claims incurred                             $   532,651                     -               532,651
Operating expenses                              103,231               (25,878)               77,353
Depreciation expense                              3,097                   576                 3,673
Interest expense                                  1,231                   760                 1,991
Income taxes                                      1,127                   154                 1,281


                                                              SIX MONTHS ENDED JUNE 30, 2001
------------------------------------------------------------------------------------------------------------
                                                 SEGMENT                                   CONSOLIDATED
                                                  TOTALS            ADJUSTMENTS *             TOTALS
------------------------------------------------------------------------------------------------------------
Claims incurred                             $     493,555                     -               493,555
Operating expenses                                 72,684                (5,741)               66,943
Depreciation expense                                2,262                   672                 2,934
Interest expense                                    2,048                   999                 3,047
Income taxes                                          693                    84                   777


* Adjustments represent TSM operations and the elimination of intersegment charges.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS


                                                                       JUNE 30,          DECEMBER 31,
                                                                         2002               2001
----------------------------------------------------------------------------------------------------
ASSETS
Total assets for reportable segments                                $    659,540           622,806
Total assets for other segments                                              941               515
---------------------------------------------------------------------------------------------------
                                                                         660,481           623,321
---------------------------------------------------------------------------------------------------
Elimination entries - intersegment receivables                            (8,835)           (5,677)
---------------------------------------------------------------------------------------------------
Unallocated amounts:
     Parent cash, cash equivalents and investments                         8,681             7,909
     Parent net property and equipment                                    29,498            30,018
     Parent other assets                                                     243               487
---------------------------------------------------------------------------------------------------
                                                                          38,422            38,414
---------------------------------------------------------------------------------------------------
     Consolidated assets                                            $    690,068           656,058
---------------------------------------------------------------------------------------------------


OTHER SIGNIFICANT ITEMS

                                                                                   AS OF JUNE 30, 2002
----------------------------------------------------------------------------------------------------------------------------
                                                                  SEGMENT                                  CONSOLIDATED
                                                                   TOTALS            ADJUSTMENTS *            TOTALS
----------------------------------------------------------------------------------------------------------------------------
Significant noncash item - net change in unrealized
     gain on securities available for sale                       $    4,966                253                5,249

                                                                                   AS OF DECEMBER 31, 2001
---------------------------------------------------------------------------------------------------------------------------------
                                                                   SEGMENT                                  CONSOLIDATED
                                                                   TOTALS            ADJUSTMENTS *            TOTALS
---------------------------------------------------------------------------------------------------------------------------------
Significant noncash item - net change in unrealized
     gain on securities available for sale                       $    4,485             139                    4,624

* Adjustments represent TSM operations and the elimination of intersegment charges.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)


(3)      PREMIUMS AND OTHER RECEIVABLES

Premiums and other receivables as of June 30, 2002 and December 31, 2001 were as follows:


                                                              (UNAUDITED)
                                                                JUNE 30          DECEMBER 31,
(dollar amounts in thousands)                                    2002                 2001
---------------------------------------------------------------------------------------------
Premiums                                                    $      50,825             40,373
Self-funded group receivables                                      13,385             11,241
FEHBP                                                              10,983              5,379
Accrued interest                                                    4,912              4,833
Reinsurance recoverable on paid losses                             14,735             13,371
Other                                                              10,978             11,353
---------------------------------------------------------------------------------------------
                                                                  105,818             86,550
     Less allowance for doubtful receivables                       12,588             11,678
---------------------------------------------------------------------------------------------
         Total premiums and other receivables               $      93,230             74,872
---------------------------------------------------------------------------------------------

(4)      CLAIM LIABILITIES
The activity in the total claim liabilities for the three months ended June 30, 2002 and 2001 is as follows:


                                                                            (UNAUDITED)
                                                                      THREE MONTHS ENDED JUNE 30,
(dollar amounts in thousands)                                          2002                   2001
----------------------------------------------------------------------------------------------------
Claim liabilities at beginning of the period                    $    251,700                184,895
Reinsurance recoverable on claim liabilities                         (11,749)               (10,087)
----------------------------------------------------------------------------------------------------
         Net claim liabilities at beginning of the period            239,951                174,808
----------------------------------------------------------------------------------------------------
Incurred claims and loss adjustment expenses:
     Current period insured events                                   258,309                248,597
     Prior period insured events                                       2,569                    823
----------------------------------------------------------------------------------------------------
         Total                                                       260,878                249,420
----------------------------------------------------------------------------------------------------
Payments of losses and loss adjustment expenses:
     Current period insured events                                   248,766                230,619
     Prior period insured events                                      19,928                 20,434
----------------------------------------------------------------------------------------------------
         Total                                                       268,694                251,053
----------------------------------------------------------------------------------------------------
         Net claim liabilities at end of the period                  232,135                173,175
Reinsurance recoverable on claim liabilities                          11,350                 10,256
----------------------------------------------------------------------------------------------------
Claim liabilities at end of the period                          $    243,485                183,431
----------------------------------------------------------------------------------------------------

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)

The activity in the total claim liabilities for the six months ended June 30, 2002 and 2001 is as follows:


                                                                          (UNAUDITED)
                                                                     SIX MONTHS ENDED JUNE 30,
(dollar amounts in thousands)                                       2002                2001
--------------------------------------------------------------------------------------------------
Claim liabilities at beginning of the period                    $    229,440           183,231
Reinsurance recoverable on claim liabilities                         (10,062)           (7,636)
-----------------------------------------------------------------------------------------------
         Net claim liabilities at beginning of the period            219,378           175,595
-----------------------------------------------------------------------------------------------
Incurred claims and loss adjustment expenses:
     Current period insured events                                   536,325           496,364
     Prior period insured events                                      (3,674)           (2,809)
-----------------------------------------------------------------------------------------------
         Total                                                       532,651           493,555
-----------------------------------------------------------------------------------------------
Payments of losses and loss adjustment expenses:
     Current period insured events                                   403,151           367,855
     Prior period insured events                                     116,743           128,120
-----------------------------------------------------------------------------------------------
         Total                                                       519,894           495,975
-----------------------------------------------------------------------------------------------
         Net claim liabilities at end of the period                  232,135           173,175
Reinsurance recoverable on claim liabilities                          11,350            10,256
-----------------------------------------------------------------------------------------------
Claim liabilities at end of the period                          $    243,485           183,431
-----------------------------------------------------------------------------------------------

(5) NET INCOME (LOSS) AVAILABLE TO STOCKHOLDERS AND NET INCOME (LOSS) PER SHARE

The Corporation presents only basic earnings per share, which amount consists of the net income (loss) that could be available to common stockholders divided by the weighted-average number of common shares outstanding for the period.

The Corporation is a for-profit organization that operates as a not-for-profit organization by virtue of a resolution approved by a majority of the stockholders of the Corporation. As a result, the Corporation does not declare or distribute dividends. This resolution could be amended anytime by the affirmative vote of a majority of the stockholders and thus, dividends could be available for distribution subject to the applicable obligations and responsibilities under the General Corporation Law of Puerto Rico or any contract to which the Corporation is a party.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)


In the event that the stockholders of the Corporation decide to operate the Corporation as a for-profit organization and the Board of Directors of the Corporation decides to declare and distribute dividends, the amount of net income (loss) that could be available for distribution would exclude Triple-S, Inc.'s ("TSI") net income, due to TSI's tax-exempt status. TSI's tax-exempt status was obtained through an income tax ruling issued by the Treasury Department of Puerto Rico and reaffirmed through a letter dated July 3, 2001. For purposes of computing the basic earnings per share presented in the consolidated statement of operations, the Corporation considers the operations of TSI as if TSI operated without the income tax exemption. Under this scenario, in order to determine the net income (loss) that could be available to stockholders, the Corporation estimates the Puerto Rico income taxes that would have otherwise resulted from TSI's operations and deducts such amount from the results of operations of each period. TSI's estimate of Puerto Rico income taxes, computed for such purposes, was determined as for an other than life insurance entity, as such term is defined in the Puerto Rico Internal Revenue Code of 1994, as amended. The effective tax rate used was 39% for the three months and six months ended June 30, 2002 and 2001.

The following tables set forth the net income that could be available to stockholders if TSI operated without the tax exemption for the three months and six months ended June 30, 2002 and 2001 (dollar amounts in thousands).

                                                   THREE MONTHS ENDED MARCH 30,
                                                          (UNAUDITED)
                                                    THREE MONTHS ENDED JUNE 30,
                                                     2002               2001
------------------------------------------------------------------------------
Net income for the period                         $    9,267            5,555
Less tax effect on TSI operations                      1,617            1,620
------------------------------------------------------------------------------
     Net income available to stockholders         $    7,650            3,935
------------------------------------------------------------------------------


                                                           (UNAUDITED)
                                                   SIX MONTHS ENDED JUNE 30,
                                                    2002           2001
----------------------------------------------------------------------------
Net income for the period                         $   15,718          9,721
Less tax effect on TSI operations                      2,493          2,488
----------------------------------------------------------------------------
     Net income available to stockholders         $   13,225          7,233
----------------------------------------------------------------------------

               TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)


The following tables set forth the computation of basic earnings per share for the three months and six months ended June 30, 2002 and 2001 (dollar amounts in thousands, except for outstanding shares).

                                                   THREE MONTHS ENDED MARCH 31,
                                                           (UNAUDITED)
                                                    THREE MONTHS ENDED JUNE 30,
                                                         2002       2001
-----------------------------------------------------------------------------
Numerator for basic earnings per share:
     Net income available to stockholders             $    7,650      3,935
----------------------------------------------------------------------------
Denominator for basic earnings per share:
     Weighted average of outstanding common shares         9,626      9,886
----------------------------------------------------------------------------
Basic net income per share                            $     0.79       0.40
----------------------------------------------------------------------------

                                                   THREE MONTHS ENDED MARCH 31,
                                                            (UNAUDITED)
                                                      SIX MONTHS ENDED JUNE 30,
                                                        2002          2001
-------------------------------------------------------------------------------
Numerator for basic earnings per share:
     Net income available to stockholders            $      13,225    7,233
-------------------------------------------------------------------------------
Denominator for basic earnings per share:
     Weighted average of outstanding common shares           9,650    9,886
-------------------------------------------------------------------------------
Basic net income per share                           $        1.37     0.73
-------------------------------------------------------------------------------

Should the Corporation decide to preserve the tax exemption granted to TSI, then dividends cannot be declared or distributed from the earnings and profits generated from TSI's operations. The following tables set forth the resulting net income that would otherwise be available for distribution after excluding the net result of operations of TSI for the three months and six months ended June 30, 2002 and 2001 (dollar amounts in thousands).

               TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 June 30, 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)


                                                   THREE MONTHS ENDED MARCH 31,
                                                            (UNAUDITED)
                                                    THREE MONTHS ENDED JUNE 30,
                                                     2002          2001
-------------------------------------------------------------------------------
Net income for the period                         $   9,267         5,555
Less TSI operations                                   6,343         2,842
-------------------------------------------------------------------------------
     Net income available to stockholders         $   2,924         2,713
-------------------------------------------------------------------------------

                                                          (UNAUDITED)
                                                    SIX MONTHS ENDED JUNE 30,
                                                       2002         2001
----------------------------------------------------------------------------
Net income for the period                         $     15,718        9,721
Less TSI operations                                     10,018        4,365
----------------------------------------------------------------------------
     Net income available to stockholders         $      5,700        5,356
----------------------------------------------------------------------------


The following tables set forth the computation of basic net income per share for the three months and six months June 30, 2002 and 2001 if the Corporation excludes TSI's results of operations (dollar amounts in thousands, except for outstanding shares):

                                                        THREE MONTHS ENDED MARCH 31,
                                                                  (UNAUDITED)
                                                         THREE MONTHS ENDED JUNE 30,
                                                          2002             2001
----------------------------------------------------------------------------------
Numerator for basic earnings per share:
     Net income available to stockholders            $     2,924            2,713
----------------------------------------------------------------------------------

Denominator for basic earnings per share:
     Weighted average of outstanding common shares         9,626            9,886
----------------------------------------------------------------------------------

Basic net income per share                           $      0.30             0.27
----------------------------------------------------------------------------------


                                                                (UNAUDITED)
                                                           SIX MONTHS ENDED JUNE 30,
                                                           2002           2001
---------------------------------------------------------------------------------
Numerator for basic earnings per share:
     Net income available to stockholders             $     5,700          5,356
---------------------------------------------------------------------------------
Denominator for basic earnings per share:
     Weighted average of outstanding common shares          9,650          9,886
---------------------------------------------------------------------------------
Basic net income per share                            $      0.59           0.54
---------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation ("TSM") and its subsidiaries (the "Corporation") for the period from January 1, 2002 to June 30, 2002. Therefore, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-A filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2001.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This form and other publicly available documents may include statements that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things: statements concerning the financial condition, results of operations and business of the Corporation. These statements are not historical, but instead represent the Corporation's belief regarding future events, any of which, by their nature, are inherently uncertain and outside of the Corporation's control. These statements may address, among other things, financial results, strategy for growth, and market position. It is possible that the Corporation's actual results and financial condition may differ, possibly materially, from the anticipated results and financial conditions indicated in these forward-looking statements. The factors that could cause actual results to differ from those in the forward-looking statements are discussed throughout this form. The Corporation is not under any obligation to update or alter any forward-looking statement (and expressly disclaims any such obligations), whether as a result of new information, future events or otherwise. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, rising healthcare costs, business conditions and competition in the different insurance segments, government action and other regulatory issues.

STRUCTURE OF THE ORGANIZATION

TSM is incorporated under the laws of the Commonwealth of Puerto Rico. It is the holding company of several entities, through which it offers a wide range of insurance products and services. These products and services are offered through the following TSM's subsidiaries:

         o        TSI, a health insurance company serving two major segments:
                  the Commercial Program and the Commonwealth of Puerto Rico Healthcare Reform Program (the "Healthcare Reform") of the Commonwealth of Puerto Rico.

         o Seguros Triple-S, Inc. ("STS"), a property and casualty insurance company.

         o Seguros de Vida Triple-S, Inc. ("SVTS"), a life and disability insurance and annuity products company.

In addition to the insurance subsidiaries mentioned above, TSM has the following subsidiaries: Interactive Systems, Inc. ("ISI") and Triple-C, Inc. ("TCI"). ISI provides data processing services to Triple-S Management Corporation and its subsidiaries. Effective October 1, 2001, TCI was activated and commenced operations as part of a strategic positioning in the health industry to take advantage of new market opportunities. It is currently engaged as the third-party administrator in the administration of the Healthcare Reform business. The Healthcare Reform business was administered through a division of TSI until September 30, 2001. It also provides healthcare advisory services and other health-related services to TSI.

TSM is organized as a for-profit organization that operates as a not-for-profit organization by virtue of a resolution approved by a majority of the stockholders of the Corporation. As a result, TSM does not declare or distribute dividends. This resolution could be amended anytime by the affirmative vote of a majority of the stockholders and thus, dividends could be available for distribution, subject to the applicable obligations and responsibilities under the General Corporations Law of Puerto Rico or any contract to which the Corporation is a party.

In the event the stockholders of the Corporation decide to operate the Corporation as a for-profit organization and the Board of Directors of the Corporation decides to declare and distribute dividends, the amount of net income (loss) that could be available for distribution would exclude TSI's net income due, to TSI's tax exempt status. TSI's tax-exempt status was obtained through an income tax ruling issued by the Treasury Department of Puerto Rico and reaffirmed through a letter dated July 3, 2001. As a result of the above conditions, the portion of the consolidated net income (loss) disclosed in the consolidated financial statements and in this Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form, corresponding to the Health Insurance - Commercial and the Health Insurance - Healthcare Reform segments, is not available for distribution to shareholders.

RECENT DEVELOPMENTS

In 1994, the Commonwealth of Puerto Rico (the "Commonwealth") privatized the delivery of services to the medically indigent population in Puerto Rico, by contracting with private health insurance companies instead of providing health services directly to such population. The Commonwealth originally divided the Island into ten geographical areas. Each geographical area was awarded to a health insurer doing business in Puerto Rico through a competitive process requesting proposals from the industry. Prior to June 30, 2002, TSI's Healthcare Reform segment provided coverage to beneficiaries in the following geographical areas: North, Northwest, Metro-North and Southwest (awarded to TSI effective October 1, 2001). These four areas had a total enrollment of approximately 753,000 beneficiaries, which represented approximately 40.4% of the total eligible beneficiaries of the population.

All Healthcare Reform contracts expired on June 30, 2002. After the expiration of these contracts, the Commonwealth redistributed the geographical areas, merging two of the existing areas with the remaining ones, thus reducing geographical areas to eight. As a result of the reorganization of the geographical areas, the Northwest area (previously administered by TSI) was merged into the West area. In addition, and as a result of the same reorganization, six new municipalities were merged into areas administered by TSI. TSI participated in the bidding process and submitted proposals to renew each of the existing contracts and also to serve additional geographical areas. Commencing on July 1, 2002, TSI was awarded three of the eight geographical areas: North, Metro-North and Southwest. The three areas granted to TSI are expected to have a total enrollment of 688,000 qualified members, which represent approximately 39.2% of the total eligible beneficiaries. The expected enrollment is approximately 5.7% less than the average enrollment as of June 30, 2002. The decrease in enrollment was not significant and premium rates were increased by approximately 6.3%. All Healthcare Reform contracts were negotiated for a term of three years; premium rates, however, are negotiated annually. As of July 1, 2002, three local insurance companies are participating in the Healthcare Reform: TSI, Humana and Medical Card Systems.

Effective January 2002, the Office of the Commissioner of Insurance of Puerto Rico suspended filing requirements of premium rates for certain classes, subdivisions or combinations of insurance in order to promote the economic activity in the insurance industry in Puerto Rico. The classes, subdivisions or combinations of insurance covered by this deregulation are related to commercial property and liability risks.

Smart Solutions Insurance Agency, a wholly-owned subsidiary of SVTS, began operations effective July 2002. This insurance agency was created to distribute the individual insurance products that are to be offered by the life and disability insurance segment.

ADOPTION OF ACCOUNTING STANDARD

Effective January 1, 2002, the Corporation adopted the Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The adoption of this standard did not have a material impact on the Corporation's financial position or results of operations.

GENERAL INFORMATION

Substantially all of the revenues of the Corporation are generated from premiums earned and investment income. Claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders. A portion of the claims incurred for each period consists of a management and actuarial estimate of claims incurred but not reported to the segment during the period. Each segment's results of operations depend largely on their ability to accurately predict and effectively manage these claims. Administrative expenses comprise general, selling, commissions, depreciation and payroll and payroll related expenses.

The Corporation (on a consolidated basis and for each reportable segment), along with most insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is the claims incurred divided by the premiums earned, net and fee revenue. The expense ratio is the operating expenses divided by the premiums earned, net and fee revenue. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe, for every $100 of premiums earned, net and fee revenue, the costs of claims and operating expenses. The combined ratio represents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss.

CONSOLIDATED OPERATING RESULTS

The analysis in this section provides an overall view of the consolidated statements of operations and key financial information. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

                                                                    THREE MONTHS                 SIX MONTHS
                                                                    ENDED JUNE 30,              ENDED JUNE 30,
(dollar amounts in thousands)                                     2002          2001          2002          2001
---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED EARNED PREMIUMS, NET AND FEE REVENUE:
        Health Insurance - Commercial Program               $       168,238       153,773       336,112      307,092
        Health Insurance - Healthcare Reform                        123,079       109,026       247,526      217,604
        Property and  casualty                                       14,364        12,050        30,452       27,058
        Life and disability                                           3,845         3,266         7,658        5,941
---------------------------------------------------------------------------------------------------------------------
                                                                    309,526       278,115       621,748      557,695
---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED CLAIMS INCURRED                                $       260,878       249,420       532,651      493,555
CONSOLIDATED OPERATING EXPENSES                                      38,642        32,967        77,353       66,943
---------------------------------------------------------------------------------------------------------------------
     CONSOLIDATED OPERATING COSTS                           $       299,520       282,387       610,004      560,498
---------------------------------------------------------------------------------------------------------------------
CONSOLIDATED LOSS RATIO                                               84.3%         89.7%         85.7%        88.5%
CONSOLIDATED EXPENSE RATIO                                            12.5%         11.9%         12.4%        12.0%
---------------------------------------------------------------------------------------------------------------------
     CONSOLIDATED COMBINED RATIO                                      96.8%        101.5%         98.1%       100.5%
---------------------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                       $         6,359         6,362        12,349       12,560
REALIZED GAIN (LOSS) ON SALE OF SECURITIES                                6         1,571          (150)       2,380
UNREALIZED GAIN (LOSS) ON TRADING SECURITIES                         (5,662)         (838)       (5,377)      (3,124)
---------------------------------------------------------------------------------------------------------------------
     TOTAL CONSOLIDATED NET INVESTMENT INCOME               $           703         7,095         6,822       11,816
---------------------------------------------------------------------------------------------------------------------
INCOME TAX EXPENSE:
        Current                                             $           318           203           517          491
        Deferred                                                        463           114           764          286
---------------------------------------------------------------------------------------------------------------------
     TOTAL CONSOLIDATED INCOME TAX EXPENSE                  $           781           317         1,281          777
---------------------------------------------------------------------------------------------------------------------
Consolidated net income (loss) per segment:
        Health Insurance - Commercial Program               $         6,898         2,155        10,425        2,036
        Health Insurance - Healthcare Reform                           (555)          692          (407)       2,330
        Property and  casualty                                        1,411         1,687         3,143        3,302
        Life and disability                                           1,523         1,052         2,287        1,733
        Other                                                           (10)          (31)          270          320
---------------------------------------------------------------------------------------------------------------------
     CONSOLIDATED NET INCOME                                $         9,267         5,555        15,718        9,721
---------------------------------------------------------------------------------------------------------------------

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Consolidated earned premiums, net and fee revenue for the three months ended June 30, 2002 increased by $31.4 million or 11.3% when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to a combined increase of $28.5 million in the earned premiums, net and fee revenue of the Health Insurance - Commercial Program and Health Insurance - Healthcare Reform segments.

         o The earned premiums, net and fee revenue corresponding to the Health Insurance - Commercial segment increased by $14.5 million or 9.4% during this period. This increase in premiums for this segment is attributed to the combined effect of increased premium rates and a net increase in total enrollment.

         o The earned premiums corresponding to the Health Insurance - Healthcare Reform segment increased by $14.0 million or 12.9% during this period. This increase is the result of increases in membership during the period and a decrease in premium rates due to the exclusion of mental health and substance abuse benefits from the coverage of the Healthcare Reform insurance policy effective October 1, 2001.

         o The earned premiums of the remaining segments increased by $2.9 million or 18.9% during this period.

Consolidated claims incurred for the three months ended June 30, 2002 reflect an increase of $11.5 million, or 4.6%, when compared to the claims incurred for the three months ended June 30, 2001. The increase in the consolidated claims incurred is directly related to the Corporation's increased volume of business. The consolidated loss ratio reflects a decrease of 5.4 percentage points during this period. The decrease in the loss ratio is the result of management's ability to adjust its pricing strategy to cope with the increase in claims costs and the implementation of several measures for cost containment. The consolidated expense ratio for the three months ended June 30, 2002 has remained similar to the consolidated expense ratio for the same period of the prior year, reflecting an increase of 0.6 percentage points.

The consolidated realized gain on sale of securities of $6 thousand for the three months ended June 30, 2002 is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available-for-sale securities. During the three months ended June 30, 2001, the Corporation had a consolidated realized gain of $1.6 million, which was mainly due to the sale of common stocks of Popular Inc. that generated a realized gain of approximately $1.3 million.

The consolidated unrealized loss on trading securities of $5.7 million and $838 thousand for the three months ended June 30, 2002 and 2001, respectively, was the result of investments held by the Health Insurance - Commercial Program, Health Insurance - Healthcare Reform and the Property and Casualty Insurance segments. This unrealized loss is mostly attributed to unrealized losses in the portfolios held by such segments in equity holdings that replicate the performance of the Standard & Poors 500 Index (S&P 500 Index). The Corporation experienced higher consolidated unrealized loss during the three months ended June 30, 2002 than during the three months ended June 30, 2001. This is due to the fact that the S&P 500 Index had a better performance during the second quarter of 2001 than during the second quarter of 2002. The S&P 500 Index experienced a decrease of 13.7% at the end of the second quarter of 2002, while it experienced an increase of 5.5% during at the end of the second quarter of 2001.

Total consolidated income tax expense for the three months ended June 30, 2002 increased by $464 thousand when compared to consolidated income tax expense for the same period of last year. This increase is mostly due to the following:

         o Increase in the deferred income tax expense of $349 thousand during this period. This increase is mostly due to the increase in the deferred income tax expense of the Property and Casualty Insurance segment of $330 thousand during this period. The increase in the deferred income tax expense in the Property and Casualty Insurance segment is due to the increase in the segment's deferred policy acquisition costs and the contributions to the catastrophe loss reserve trust fund.

         o Increase in the current income tax expense of $115 thousand during this period. This increase is mostly due to better results of operations of the Corporation's taxable entities and to the fact that in the year 2002, the Corporation has a new subsidiary, TCI, which is a taxable entity. Total income tax expense for TCI for the three months ended June 30, 2002 amounts to $70 thousand.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Consolidated earned premiums, net and fee revenue for the six months ended June 30, 2002 increased by $64.1 million, or 11.5%, when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to a combined increase of $59.0 million in the earned premiums, net and fee revenue of the Health Insurance - Commercial Program and Health Insurance - Healthcare Reform segments.

         o The earned premiums, net and fee revenue corresponding to the Health Insurance - Commercial segment increased by $29.0 million or 9.5% during this period. This increase in premiums for this segment is attributed to the combined effect of increased premium rates and a net increase in total enrollment.

         o The earned premiums corresponding to the Health Insurance - Healthcare Reform segment increased by $30.0 million or 13.8% during this period. This increase is the net result of increases in membership during the period and a decrease in premium rates due to the exclusion of mental health and substance abuse benefits from the coverage of the Healthcare Reform insurance policy effective October 1, 2001.

         o The earned premiums of the remaining segments increased by $5.1 million or 24.2% during this period.

Consolidated claims incurred for the six months ended June 30, 2002 reflect an increase of $39.1 million, or 7.9%, when compared to the claims incurred for the six months ended June 30, 2001. The increase in the consolidated claims incurred is directly related to the Corporation's increased volume of business. The consolidated loss ratio reflects a decrease of 2.8 percentage points during this period. The decrease in the loss ratio is the result of management's ability to adjust its pricing strategy to cope with the increase in claims costs and the implementation of several measures for cost containment. The consolidated expense ratio for the six months ended June 30, 2002 has remained similar to the consolidated expense ratio for the same period of the prior year, reflecting an increase of only 0.4 percentage points.

The consolidated realized loss on sale of securities of $150 thousand for the six months ended June 30, 2002 is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available-for-sale securities. During the six months ended June 30, 2001, the Corporation had a consolidated realized gain of $2.3 million, which was mainly due to the sale of common stocks of Popular Inc. that generated a realized gain of approximately $1.3 million and also to the normal portfolio turnover of the trading and available-for-sale securities.

The consolidated unrealized loss on trading securities of $5.4 million and $3.1 million for the six months ended June 30, 2002 and 2001, respectively, was the result of investments held by the Health Insurance - Commercial Program, Health Insurance - Healthcare Reform and the Property and Casualty Insurance segments. This unrealized loss is mostly attributed to losses in the portfolios held by such segments in equity holdings that replicate the performance of the Standard & Poors 500 Index (S&P 500 Index). The Corporation experienced higher consolidated unrealized loss during the six months ended June 30, 2002 than during the six months ended June 30, 2001. This is due to the fact that the S&P 500 Index had a better performance during the first six months of 2001 than during the first six months of 2002. The S&P 500 Index experienced a decrease of 13.8% during the first six months of 2002, while it experienced a decrease of 7.3% during the first six months of 2001.

Total consolidated income tax expense for the six months ended June 30, 2002 increased by $504 thousand when compared to consolidated tax expense for the same period of last year. This increase is mostly due to an increase in the deferred income tax expense of $478 thousand during this period. The increase in the deferred income tax expense is mostly due to the increase in the deferred income tax expense of the Property and Casualty Insurance segment of $336 thousand during this period. The increase in the deferred income tax expense of the Property and Casualty Insurance segment is due to the increase in the segment's deferred policy acquisition costs and the contributions to the catastrophe loss reserve trust fund.

HEALTH INSURANCE - COMMERCIAL PROGRAM OPERATING RESULTS

                                                       THREE MONTHS                 SIX MONTHS
                                                        ENDED JUNE 30,              ENDED JUNE 30,
(dollar amounts in thousands)                         2002          2001          2002          2001
----------------------------------------------------------------------------------------------------------
ENROLLMENT:
Corporate accounts                                      313,037       320,647       313,037       320,647
Self-funded employers                                   125,098       121,144       125,098       121,144
Individual accounts                                      84,058        76,786        84,058        76,786
Federal employees                                        55,677        55,847        55,677        55,847
Local government employees                               43,445        41,141        43,445        41,141
----------------------------------------------------------------------------------------------------------
     TOTAL ENROLLMENT                                   621,315       615,565       621,315       615,565
----------------------------------------------------------------------------------------------------------
Earned premiums                                    $    167,980       151,615       333,646       303,872
Amounts attributable to self-funded arrangements         37,321        33,190        72,655        66,650
Less: Amounts attributable to claims under
     self-funded arrangements                           (36,379)      (30,821)      (68,837)      (63,008)
----------------------------------------------------------------------------------------------------------
     EARNED PREMIUMS AND FEE REVENUE               $    168,922       153,984       337,464       307,514
----------------------------------------------------------------------------------------------------------
CLAIMS INCURRED                                    $    137,558       138,393       283,362       273,158
OPERATING EXPENSES                                       22,752        20,467        44,555        40,747
----------------------------------------------------------------------------------------------------------
     TOTAL UNDERWRITING COSTS                      $    160,310       158,860       327,917       313,905
----------------------------------------------------------------------------------------------------------
UNDERWRITING INCOME (LOSS)                         $      8,612        (4,876)        9,547        (6,391)
----------------------------------------------------------------------------------------------------------
LOSS RATIO                                                81.4%         89.9%         84.0%         88.8%
EXPENSE RATIO                                             13.5%         13.3%         13.2%         13.3%
----------------------------------------------------------------------------------------------------------
     COMBINED RATIO                                       94.9%        103.2%         97.2%        102.1%
----------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                              $      2,759         2,650         5,317         5,197
REALIZED GAIN (LOSS) ON SALE OF SECURITIES                  113         1,635           (61)        2,217
UNREALIZED GAIN (LOSS) ON TRADING SECURITIES             (4,442)       (1,200)       (4,056)       (2,372)
----------------------------------------------------------------------------------------------------------
     TOTAL NET INVESTMENT INCOME                   $     (1,570)        3,085         1,200         5,042
----------------------------------------------------------------------------------------------------------
NET INCOME                                         $      6,898         2,155        10,425         2,036
----------------------------------------------------------------------------------------------------------

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Earned premiums and fee revenue for the three months ended June 30, 2002 reflect an increase of $14.9 million, or 9.7%, when compared to the three months ended June 30, 2001. This increase is the result of the following:

         o Since the last semester of 1999, this segment monitors premium rates, particularly in the rated Corporate Accounts business. Increases in premium rates account for approximately 84.0% of the increase experienced in earned premiums and fee revenue for the period.

         o Total enrollment as of June 30, 2002 increased by 5,750 members, or 0.9%, when compared to the enrollment as of the same date of last year. The increase in enrollment is mostly reflected in the Individual Accounts, Self-funded Employers and Local Government Employees membership, which membership increased by 7,272, or 9.5%, 3,954, or 3.3% and 2,304, or
                  5.6%, during this period, respectively. The enrollment of the Corporate Accounts groups decreased by 7,610 members, or 2.4%, during this period. The net increase in enrollment as of June 30, 2002 compared to the enrollment as of June 30, 2001 represents approximately 16.0% of the increase experienced in the earned premiums and fee revenue for the period.

Claims incurred during the three months ended June 30, 2002 decreased by $835 thousand or 0.6% when compared to the same period in 2001. This decrease is due to a decrease in the loss ratio of 8.5 percentage points during this period. The improvement in the loss ratio is the result of better premium pricing and claims costs containment measures established by the segment throughout the years. As a result of these cost containment initiatives, cost and utilization trends have remained at levels consistent with pricing and margin objectives. During the three months ended June 30, 2002, the utilization trends of the segment were lower than expected, fact that has a direct impact in the loss ratio.

The operating expenses for the three months ended June 30, 2002 reflect an increase of $2.3 million, or 11.2%, when compared to the three months ended June 30, 2001. This increase is due to the increase in the costs incurred in the acquisition of new business, such as marketing and commission expenses, and in payroll and payroll related expenses. The expense ratio for the three months ended June 30, 2002 increased only 0.2 percentage points compared to the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Earned premiums and fee revenues for the six months ended June 30, 2002 reflect an increase of $29.9 million, or 9.7%, when compared to the six months ended June 30, 2001. This increase is the result of the following:

         o Since the last semester of 1999, this segment monitors premium rates, particularly in the rated Corporate Accounts business. Increases in premium rates account for approximately 75.0% of the increase experienced in earned premiums and fee revenue for the period.

         o Total enrollment as of June 30, 2002 increased by 5,750 members, or 0.9%, when compared to the enrollment as of the same date of last year. The increase in enrollment is mostly reflected in the Individual Accounts, Self-funded Employers and Local Government Employees membership, which membership increased by 7,272, or 9.5%, 3,954, or 3.3% and 2,304, or
                  5.6%, during this period, respectively. The enrollment of the Corporate Accounts groups decreased by 7,610 members, or 2.4%, during this period. The net increase in enrollment as of June 30, 2002 when compared to the enrollment as of June 30, 2001 represents approximately 25.0% of the increase experienced in the earned premiums and fee revenue for the period.

Claims incurred during the six months ended June 30, 2002 increased by $10.2 million, or 3.7%, when compared to the same period in 2001. This increase is due to the increase in membership, together with a decrease in the loss ratio of 4.8 percentage points during this period. The improvement in the loss ratio is the result of better premium pricing and claims costs containment measures established by the segment throughout the years. As a result of these cost containment initiatives, cost and utilization trends have remained at levels consistent with pricing and margin objectives. In addition, the implementation of pharmacy costs containment programs have maintained pharmacy costs trends at single digit numbers during the six months ended June 30, 2002.

The operating expenses for the six months ended June 30, 2002 reflect an increase of $3.8 million, or 9.3%, when compared to the six months ended June 30, 2001. This increase is due to the increase in the costs incurred in the acquisition of new business, such as marketing and commission expenses, and in payroll and payroll related expenses. The expense ratio for the six months ended June 30, 2002 decreased only 0.1 percentage points compared to the six months ended June 30, 2001.

HEALTH INSURANCE - HEALTHCARE REFORM PROGRAM OPERATING RESULTS

                                                           THREE MONTHS               SIX MONTHS
                                                          ENDED JUNE 30,            ENDED JUNE 30,
(dollar amounts in thousands)                           2002         2001         2002         2001
-------------------------------------------------------------------------------------------------------
AVERAGE ENROLLMENT:
     North area                                           251,251    274,681        254,069    269,153
     Northwest area                                       156,046    166,597        156,335    164,265
     Metro-north area                                     167,529    177,851        168,458    177,381
     Southwest area                                       150,355          -        150,836          -
-------------------------------------------------------------------------------------------------------
                                                          725,181    619,129        729,698    610,799
-------------------------------------------------------------------------------------------------------
EARNED PREMIUMS                                      $    123,079    109,026        247,526    217,604
-------------------------------------------------------------------------------------------------------
CLAIMS INCURRED                                      $    113,711    101,501        229,695    201,695
OPERATING EXPENSES                                         10,465      7,550         19,464     14,898
-------------------------------------------------------------------------------------------------------
     TOTAL UNDERWRITING COSTS                        $    124,176    109,051        249,159    216,593
-------------------------------------------------------------------------------------------------------
UNDERWRITING INCOME (LOSS)                           $     (1,097)       (25)        (1,633)     1,011
-------------------------------------------------------------------------------------------------------
LOSS RATIO                                                  92.4%      93.1%          92.8%      92.7%
EXPENSE RATIO                                                8.5%       6.9%           7.9%       6.8%
-------------------------------------------------------------------------------------------------------
     COMBINED RATIO                                        100.9%     100.0%         100.7%      99.5%
-------------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                $      1,297      1,156          2,485      2,281
REALIZED GAIN (LOSS) ON SALE OF SECURITIES                   (170)       (32)          (167)        90
UNREALIZED GAIN (LOSS) ON TRADING SECURITIES                 (387)       (23)          (653)      (307)
-------------------------------------------------------------------------------------------------------
     TOTAL CONSOLIDATED NET INVESTMENT INCOME        $        740      1,101          1,665      2,064
-------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                    $       (555)       692           (407)     2,330
-------------------------------------------------------------------------------------------------------

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Earned premiums of the Healthcare Reform segment for the three months ended June 30, 2002 increased by $14.0 million, or 12.9%, when compared to the same period of last year. This increase is the result of the following

         o The average enrollment for this segment increased by 106,052 insureds when comparing the average enrollment for the three months ended June 30, 2002 to the three months ended June 30, 2001. This increase is due to the fact that this segment acquired a new area, the Southwest area, effective October 1, 2001, and therefore also acquired the earned premiums for this area.

         o Effective October 1, 2001, the Commonwealth excluded mental health and substance abuse benefits from the coverage offered in the policy. Behavioral healthcare and mental healthcare companies now offer these benefits to the Healthcare Reform's qualified membership. The exclusion of these benefits decreased earned premiums by approximately $9.0 million during the three months ended June 30, 2002.

Claims incurred during the three months ended June 30, 2002 reflect an increase of $12.2 million, or 12.0%, when compared to the three months ended June 30, 2001. This increase is due to the increase in membership, together with the effect of the exclusion of mental health and substance abuse benefits from the coverage of the policy. During the three months ended June 30, 2002, the loss ratio experienced a decrease of 0.7 percentage points.

Operating expenses for the three months ended June 30, 2002, increased by $2.9 million, or 38.6%, when compared to the three months ended June 30, 2001. This increase is due to the segment's increased volume of business from the acquisition of the Southwest area effective October 1, 2001. The expense ratio increased by 1.6 percentage points when compared to the three months ended June 30, 2001. The increase in the expense ratio is due to the fact that during this period the segment began the enrollment process of the new municipalities acquired effective July 1, 2002 (refer to the Recent Developments section). Therefore, the segment has incurred in expenses related to the enrollment process while earned premiums will not be received until July 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Earned premiums of the Healthcare Reform segment for the six months ended June 30, 2002 increased by $29.9 million, or 13.8%, when compared to the same period of last year. This increase is the result of the following:

         o The average enrollment for this segment increased by 118,899 insureds when comparing the average enrollment for the six months ended June 30, 2002 to the six months ended June 30, 2001. This increase is due to the fact that this segment acquired a new area, the Southwest area, effective October 1, 2001, and therefore also acquired the earned premiums for this area.

         o Effective October 1, 2001, the Commonwealth excluded mental health and substance abuse benefits from the coverage offered in the policy. Behavioral healthcare and mental healthcare companies now offer these benefits to the Healthcare Reform's qualified membership. The exclusion of these benefits decreased earned premiums by approximately $18.0 million during the six months ended June 30, 2002.

Claims incurred during the six months ended June 30, 2002 reflect an increase of $28.0 million, or 13.9%, when compared to the six months ended June 30, 2001. This increase is due to the increase in membership, together with the effect of the exclusion of mental health and substance abuse benefits from the coverage of the policy. During the six months ended June 30, 2002, the loss ratio experienced an increase of 0.1 percentage points. The increase in the loss ratio is the result of higher utilization trends during the period.

Operating expenses for the six months ended June 30, 2002, increased by $4.6 million, or 30.6%, when compared to the six months ended June 30, 2001. This increase is due to the segment's increased volume of business from the acquisition of the Southwest area effective October 1, 2001. The expense ratio increased by 1.1 percentage points when compared to the six months ended June 30, 2001. The increase in the expense ratio is due to the fact that during this period the segment began the enrollment process of the new municipalities acquired effective July 1, 2002 (refer to the Recent Developments section). Therefore, the segment has incurred in expenses related to the enrollment process while earned premiums will not be received until July 2002.

PROPERTY AND CASUALTY INSURANCE OPERATING RESULTS


                                                            THREE MONTHS      SIX MONTHS
                                                          ENDED JUNE 30,        ENDED JUNE 30,
(dollar amounts in thousands)                             2002       2001        2002       2001
--------------------------------------------------------------------------------------------------
PREMIUMS WRITTEN:
Commercial multiperil                                $   11,075       9,993     23,484     19,361
Dwelling                                                  4,409       4,386      8,365      8,756
Auto physical damage                                      3,778       2,884      8,019      6,307
Commercial auto liability                                 2,253       2,058      4,961      4,226
Medical malpractice                                       1,123         970      2,087      1,726
All other                                                 3,235       2,672      5,581      5,633
--------------------------------------------------------------------------------------------------
     Total premiums written                              25,873      22,963     52,497     46,009
--------------------------------------------------------------------------------------------------
Premiums ceded                                          (11,560)    (13,502)   (16,519)   (19,528)
Change in unearned premiums                                  51       2,589     (5,526)       577
--------------------------------------------------------------------------------------------------
     NET PREMIUMS EARNED                             $   14,364      12,050     30,452     27,058
--------------------------------------------------------------------------------------------------
CLAIMS INCURRED                                      $    8,287       8,052     16,088     15,880
OPERATING EXPENSES                                        5,141       4,326     13,267     10,782
--------------------------------------------------------------------------------------------------
     TOTAL UNDERWRITING COSTS                        $   13,428      12,378     29,355     26,662
--------------------------------------------------------------------------------------------------
UNDERWRITING INCOME (LOSS)                           $      936        (328)     1,097        396
--------------------------------------------------------------------------------------------------
LOSS RATIO                                                57.7%       66.8%      52.8%      58.7%
EXPENSE RATIO                                             35.8%       35.9%      43.6%      39.8%
--------------------------------------------------------------------------------------------------
     COMBINED RATIO                                       93.5%      102.7%      96.4%      98.5%
--------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                $    1,656       1,842      3,234      3,648
REALIZED GAIN (LOSS) ON SALE OF SECURITIES                   71         (33)        16         38
UNREALIZED GAIN (LOSS) ON TRADING SECURITIES               (833)        385       (668)      (445)
--------------------------------------------------------------------------------------------------
     TOTAL CONSOLIDATED NET INVESTMENT INCOME        $      894       2,194      2,582      3,241
--------------------------------------------------------------------------------------------------
NET INCOME                                           $    1,411       1,687      3,143      3,302
--------------------------------------------------------------------------------------------------


Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Total premiums written for the three months ended June 30, 2002 increased by $2.9 million, or 12.7%, when compared to the three months ended June 30, 2001. This increase is reflected in the premiums written for the following lines of business:

         o The premiums written for the commercial multiperil line experienced an increase in premiums of $1.1 million, or 10.8%, during this period. This increase is due to increases in premium rates as a result of the deregulation of the commercial lines. In addition, premium rates for this line were also increased in order to take into consideration the sharp increases in reinsurance costs, particularly in catastrophe related perils.

         o The premiums written for the auto physical damage line increased by $894 thousand, or 31.0%, during this period. This increase is concentrated in the commercial business and is also attributed to the deregulation of premium rates, mostly as a result of the elimination of credits or discounts in the commercial accounts.

Approximately 60.0% of the increase in total premiums written is due to an increase in premium rates. The remaining 40.0% is attributed to an increase in the volume of business.

Premiums ceded to reinsurers during the three months ended June 30, 2002 decreased by $1.9 million, or 14.4%, when compared to the same period for the prior year. This reduction is the result of the following:

         o The property and casualty segment has increased its risk retention of the commercial property portfolio. The increased retention, which decreases the amounts of premiums ceded to reinsurers, retains more premiums of this profitable line.

         o Catastrophe reinsurance increased by over 40% during this period. This increase is due to recent worldwide catastrophes.

The property and casualty loss ratio experienced a decrease of 9.1 percentage points during the three months ended June 30, 2002 as compared to the same period of the prior year. This decrease is mostly the result of favorable underwriting results of the multiperil line of business (resulting from increases in premium rates as a consequence of deregulation) and increased retention of the segment's profitable lines of business. In addition, the segment's medical malpractice line of business experienced an improvement in its loss ratio as a result of premium rate increases of approximately 60% (which were effective during April 2001) and strict adherence to underwriting practices and reinsurance constraints.

The operating expenses for the three months ended June 30, 2002 increased by $815 thousand, or 18.8%, when compared to the operating expenses for the three months ended June 30, 2001. The expense ratio, however, decreased by 0.1 percentage points during this period. The increase in operating expenses is the result of the decrease in reinsurance commission income from the proportional reinsurance treaties and the effect of the reinsurance portfolio transfer, together with an increase in the deferred acquisition costs, which reduce commission expense.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Total premiums written for the six months ended June 30, 2002 increased by $6.5 million, or 14.1%, when compared to the six months ended June 30, 2001. This increase is reflected in the premiums written for the following lines of business:

         o The premiums written for the commercial multiperil line experienced an increase in premiums of $4.1 million, or 21.3%, during this period. This increase is due to increases in premium rates as a result of the deregulation of the commercial lines. In addition, premium rates for this line were also increased in order to take into consideration the sharp increases in reinsurance costs, particularly in catastrophe related perils.

         o The premiums written for the auto physical damage line increased by $1.7 thousand, or 27.1%, during this period. This increase is concentrated in the commercial business and is also attributed to the deregulation of premium rates, mostly as a result of the elimination of credits or discounts in the commercial accounts.

Approximately 70.0% of the increase in total premiums written is due to an increase in premium rates. The remaining 30.0% is attributed to an increase in the volume of business.

Premiums ceded to reinsurers during the six months ended June 30, 2002 decreased by $3.0 million, or 15.4%, when compared to the same period for the prior year. This reduction is the result of the following situations:

         o During the reinsurance contracts renewal process, STS cancelled a commercial quota share treaty. This cancellation propitiated a reinsurance portfolio transfer that resulted in the re-acquisition of the business previously ceded, and accordingly, a reduction in premiums ceded.

         o The property and casualty segment has increased its risk retention of the commercial property portfolio. The increased retention, which decreases the amounts of premiums ceded to reinsurers, retains more premiums of this profitable line.

         o Catastrophe reinsurance increased by over 40% during this period. This increase is due to recent worldwide catastrophes.

The property and casualty loss ratio experienced a decrease of 5.9 percentage points during the six months ended June 30, 2002 as compared to the same period of the prior year. This decrease is mostly the result of favorable underwriting results of the multiperil (resulting from increases in premium rates as a consequence of deregulation) and auto physical damage lines of business. In addition, the segment's medical malpractice line of business experienced an improvement in its loss ratio as a result of premium rate increases of approximately 60% (which were effective during April 2001) and strict adherence to underwriting practices and reinsurance constraints.

The operating expenses for the six months ended June 30, 2002 increased by $2.5 million, or 23.0%, when compared to the operating expenses for the six months ended June 30, 2001. The expense ratio increased by 3.8 percentage points during this period. The increase in operating expenses and the expense ratio is the result of decreasing reinsurance commission income from the proportional reinsurance treaties and the effect of the reinsurance portfolio transfer during the beginning of 2002.

LIFE AND DISABILITY INSURANCE OPERATING RESULTS


                                                       THREE MONTHS           SIX MONTHS
                                                      ENDED JUNE 30,         ENDED JUNE 30,
(dollar amounts in thousands)                         2002       2001       2002        2001
------------------------------------------------------------------------------------------------
NET EARNED PREMIUMS AND COMMISSION INCOME:
Earned premiums                                      $  5,366      4,245      10,243      8,105
Earned premiums ceded                                  (1,660)    (1,199)     (2,895)    (2,465)
------------------------------------------------------------------------------------------------
     Net earned premiums                                3,706      3,046       7,348      5,640
------------------------------------------------------------------------------------------------
Commission income on reinsurance                          139        220         310        301
------------------------------------------------------------------------------------------------
     TOTAL                                           $  3,845      3,266       7,658      5,941
------------------------------------------------------------------------------------------------
CLAIMS INCURRED                                      $  1,322      1,474       3,506      2,823
OPERATING EXPENSES                                      1,274      1,040       2,550      2,054
------------------------------------------------------------------------------------------------
     TOTAL UNDERWRITING COSTS                        $  2,596      2,514       6,056      4,877
------------------------------------------------------------------------------------------------
UNDERWRITING INCOME                                  $  1,249        752       1,602      1,064
------------------------------------------------------------------------------------------------
LOSS RATIO                                              34.4%      45.1%       45.8%      47.5%
EXPENSE RATIO                                           33.1%      31.8%       33.3%      34.6%
------------------------------------------------------------------------------------------------
     COMBINED RATIO                                     67.5%      77.0%       79.1%      82.1%
------------------------------------------------------------------------------------------------
NET INVESTMENT INCOME                                $    571        620       1,161      1,242
REALIZED GAIN (LOSS) ON SALE OF SECURITIES                 (8)         -          62         30
------------------------------------------------------------------------------------------------
     TOTAL NET INVESTMENT INCOME                     $    563        620       1,223      1,272
------------------------------------------------------------------------------------------------
NET INCOME                                           $  1,523      1,052       2,287      1,733
------------------------------------------------------------------------------------------------


Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Earned premiums for the three months ended June 30, 2002 increased by $1.1 million, or 26.4%, when compared to the three months ended June 30, 2001. This increase is mostly due to the segment's increased volume of business during this period. Total certificates in force in the group life and group disability business as of June 30, 2002 increased by 37,632 certificates, or 13.0%, when compared to the same period for last year.

Premiums ceded to reinsurers during the three months ended June 30, 2002 reflect an increase of $461 thousand, or 38.4%, when compared to the same period of the prior year. The ratio of earned premiums ceded to earned premiums was 30.9% and 28.2% for the three months period ended June 30, 2002 and 2001, respectively. The increase of 2.7 percentage points in the earned premiums ceded to earned premiums ratio from one period to another is due to a change in the mix of business subscribed by the segment and each business reinsurance policy. During this period in 2002, the segment subscribed more disability policies than in 2001. The disability insurance business has a higher cession percentage than the life insurance business.

Claims incurred for the three months ended June 30, 2002 decreased by $152 thousand, or 10.3%, when compared to the three months ended June 30, 2001. The segment's loss ratio reflects a decrease of 10.7 percentage points during the same period. This decrease is due to the following:

         o During the three months ended June 30, 2002 and 2001, the segment recorded a release of incurred but not reported claims reserve of approximately $880 thousand and $225 thousand, respectively. This adjustment is the result of a better than expected development of this reserve.

         o In addition, during the year 2002, the segment has subscribed more disability policies than during 2001. The disability insurance business has a higher loss ratio than the life insurance business thus, contributing to the segment's increased loss ratio.

The segment's expense ratio for the three months ended June 30, 2002 reflects an increase of 1.3 percentage points when compared to the same period of 2001. The increase of the expense ratio is mostly the result of an increase in the commission expense, payroll and payroll related expenses. The increase of these expenses is due to the increase in the volume of business noted during this period.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Earned premiums for the six months ended June 30, 2002 increased by $2.1 million, or 26.4%, when compared to the six months ended June 30, 2001. This increase is mostly due to the segment's increased volume of business during this period. Total certificates in force in the group life and group disability business as of June 30, 2002 increased by 42,094 certificates, or 15.0%, when compared to the same period for last year.

Premiums ceded to reinsurers during the six months ended June 30, 2002 reflect an increase of $430 thousand, or 17.4%, when compared to the same period of the prior year. The ratio of earned premiums ceded to earned premiums was 28.3% and 30.4% for the six-month period ended June 30, 2002 and 2001, respectively. The decrease of 2.1 percentage points in the earned premiums ceded to earned premiums ratio from one period to another is due to the following:

         o During this period, there was a change in the estimated amount of disability premiums ceded to reinsurers. Effective January 2002, the segment estimated that approximately 61% of the premiums earned on the disability business qualified for reinsurance. In previous periods, the disability business reinsurance amount was estimated to be 75% of the disability premiums earned. The effect of this change in ceding percentage represents a decrease of approximately $101 thousand during this period.

         o During the six months ended June 30, 2002, the segment subscribed more disability policies than during the same period of 2001. The disability insurance business has a higher cession percentage than the life insurance business.

Claims incurred for the six months ended June 30, 2002 increased by $683 thousand, or 24.2%, when compared to the six months ended June 30, 2001. The segment's loss ratio reflects a decrease of 1.7 percentage points during the same period. This decrease is mostly attributed to the effect of the following:

         o During the six months ended June 30, 2002 and 2001 the segment recorded a release of the incurred but not reported claims reserve of approximately $880 thousand and $350 thousand, respectively. This adjustment is the result of a better than expected development of this reserve.

         o In addition, during the year 2002, the segment has subscribed more disability policies than during 2001. The disability insurance business has a higher loss ratio than the life insurance business, which contributes to the segment's increased loss ratio.

The segment's expense ratio for the six months ended June 30, 2002 reflects a decrease of 1.3 percentage points when compared to the same period of 2001. This decrease in the expense ratio is mostly the result of cost containment measures in place, mitigated by an increase in the commission expense, payroll and payroll related expenses. The increase of these expenses is due to the increase in the volume of business noted during this period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.

As of June 30, 2002 and December 31, 2001, the Corporation's cash and cash equivalents amounted to $80.0 million and $81.0 million, respectively. The sources of funds considered in meeting the objectives of the Corporation's operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.

Management believes that the Corporation's net cash flows from operations are expected to sustain the operations for the next year and thereafter, as long as the operations continue showing positive results. The Corporation is continually monitoring premium rates and claims incurred to ascertain the sustainability of its net cash flows from operations. In addition the Corporation has the ability to increase premium rates throughout the year in the policies' renewal process that is performed on a monthly basis.

Cash Flows from Operations

Most of the cash flows from operating activities are generated from the insurance subsidiaries. The basic components of the cash flows from operations are premium collections, claims payments less reinsurance premiums, and payment of operating expenses.

Net cash flows provided by (used in) operating activities amounted to $26.3 million and $(3.7) million for the six months ended June 30, 2002 and 2001, respectively, an increase of $30.0 million. This increase in cash flows provided by operating activities is mainly attributed to the net effect of the following: increase in collections of premiums of $62.3 million, increase of $23.2 million in the amount of claims losses and benefits paid, and an increase of $9.1 million in the amount of cash paid to suppliers and employees. The increase in premium collections and in the amount of claims losses and benefits paid is mostly the result of the increased volume of business and increased premium rates of the operating segments. The amount of cash paid to suppliers and employees increased as a result of additional expenses generated from the acquisition of new business.

This excess liquidity is available, among other things, to invest in high quality and diversified fixed income securities and, to a lesser degree, to invest in marketable equity securities.

Cash Flows from Investing Activities

The basic components of the cash flows from investing activities are derived from acquisitions and proceeds from investments in the available-for-sale and held-to-maturity portfolios and capital expenditures. The Corporation monitors the duration of its investment portfolio and executes the purchases and sales of these investments with the objective of having adequate funds available to satisfy its maturing liabilities.

Net cash flows used in investing activities amounted to $21.5 million and $14.6 million for the six months ended June 30, 2002 and 2001, respectively. The cash flows used in investing activities during these periods are attributed to the investment of the excess cash generated from the operations. Total acquisition of investments exceeded the proceeds from investments sold or matured by $19.2 million and $12.1 million during the six months ended June 30, 2002 and 2001, respectively.

Cash Flows from Financing Activities

Net cash flows (used in) provided by financing activities amounted to $(5.7) million and $5.4 million for the six months ended June 30, 2002 and 2001, respectively. The decrease of $11.1 million during this period is mainly due to the combined effect of the following:

         o The change in outstanding checks in excess of bank balances reflects a decrease $7.6 million during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The amount of checks in excess of bank balances represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

         o An increase in the amount of surrenders of individual retirement annuities of $2.3 million from the six months ended June 30, 2001 to the six months ended June 30, 2002. In addition, the amount of proceeds from deposits of individual retirement annuities decreased by $463 thousand during the same period. This fluctuation in the individual retirement accounts is attributed to the aggressive competition in the market for this product in Puerto Rico.

         o The payments of long-term debt increased from $1.2 million for the six months ended June 30, 2001 to $1.9 million for the six months ended June 30, 2002, an increase of $700 thousand. This increase is due to the scheduled principal payments of one of the credit agreements, whose repayment schedule was restructured effective August 31, 2001.

Financing and Financing Capacity

The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of June 30, 2002, the Corporation had $49 million in available credit under these agreements, although there is no balance due as of that date.

In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates determined by the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of June 30, 2002, the two credit agreements have an outstanding balance of $35.5 million and $18.2 million and an average annual interest rate of 4.8% and 3.3%, respectively. These credit agreements contain several restrictive covenants, including, but not limited to, restrictions to incur in additional indebtedness and the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of June 30, 2002, management believes the Corporation is in compliance with these covenants. Further details regarding these credit agreements are incorporated by reference in Item 2. Financial Information of the Corporation's Form 10-A filed as of December 31, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed to certain market risks that are inherent in the Corporation's financial instruments, which arise from transactions entered into in the normal course of business. The Corporation does not enter into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, but is subject to market risk on certain of its financial instruments. The Corporation has exposure to market risk mostly in its investment activities. For purposes of this disclosure, "market risk" is defined as the risk of loss resulting from changes in interest rates and equity prices. No material changes have occurred in the Corporation's exposure to financial market risks since December 31, 2001. A discussion of the Corporation's market risk as of December 31, 2001 is incorporated by reference in Item 2 of the Corporation's Form 10/A.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 24, 2002, Octavio Jordan, Agripino Lugo, Ramon Vidal and others filed a suit against TSM, TSI, STS, TCI and others in the Court of First Instance, San Juan Part, alleging, among other things, violations of some provisions of the Insurance Code, anti-monopolistic practices, unfair business practices, and damages in the amount of $12 million dollars. TSM, TSI, STS and TCI have answered the complaint and TSM and TSI filed counterclaims against the plaintiffs in the case. The plaintiffs have filed a motion to dismiss the counterclaims filed by TSM and TSI. This motion is still pending. This case is still in the preliminary stages of litigation. After a review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the U.S. District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts.

As of June 30, 2002, the Corporation was defendant in various lawsuits arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial condition and results of operations of the Corporation.


ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

TSM held its 2002 annual meeting of shareholders on April 28, 2002 (the "Meeting") where new members to TSM's Board of Directors were elected. The candidates for election at the meeting were Dr. Wilmer Rodriguez-Silva, Dr. Arturo Cordova-Lopez, Dr. Wilfredo Lopez-Hernandez, Dr. Manuel A. Marcial-Seoane and Ms. Adamina Soto-Martinez, CPA. Dr. Wilmer Rodriguez-Silva received 4,268 votes in favor, Dr. Arturo Cordova-Lopez received 4,316 votes in favor, Dr. Wilfredo Lopez-Hernandez received

4,292 votes in favor, Dr. Manuel A. Marcial-Seoane received 4,306 votes in favor and Ms. Adamina Soto-Martinez, CPA, received 4,403 votes in favor. All candidates were elected.

In addition the members of the Board of Directors, appointed as of May 1, 2002, Mr. Ramon Ruiz-Comas, CPA, President and Chief Executive Officer (CEO) of the Corporation, to fill the vacancy left by Mr. Miguel Vazquez-Deynes, the former President and CEO of the Corporation, who retired on April 30, 2002.

As a result of these events, as of May 1, 2002 the members of the Board of Directors were as follows:

Dr. Fernando J. Ysern-Borras, Chairman of the Board
Dr. Wilmer Rodriguez-Silva, Vice-Chairman of the Board
Dr. Jesus Sanchez-Colon, Secretary of the Board
Dr. Arturo Cordova-Lopez, Assistant Secretary of the Board
Mr. Vicente J. Leon-Irizarry, CPA, Treasurer of the Board
Ms. Sonia Gomez de Torres, CPA, Assistant Treasurer of the Board
Mr. Ramon Ruiz-Comas, CPA, President and Chief Executive Officer
Dr. Fernando L. Longo
Dr. Wilfredo Lopez-Hernandez
Dr. Valeriano Alicea-Cruz
Dr. Porfirio E. Diaz-Torres
Mr. Jose Arturo Alvarez-Gallardo
Mr. Jose Davison-Lampon, Esq.
Mr. Juan Jose Leon-Soto, Esq.
Mr. Mario S. Belaval
Mr. Hector Ledesma
Mr. Manuel Suarez-Mendez, P.E.
Dr. Manuel A. Marcial-Seoane
Ms. Adamina Soto-Martinez, CPA

In addition to the election of directors, five resolutions were presented to the shareholders for their approval. Summaries of said resolutions and the voting results are as follows:

Resolution 1 - Resolution to ratify the shareholders interest in continuing TSI's tax treatment as a not-for-profit entity, pursuant to the tax ruling issued by the Secretary of the Treasury of Puerto Rico. The adoption of this resolution required the affirmative vote of the majority of the common stock issued and outstanding present at the Meeting. This Resolution received 3,844 votes in favor, 345 votes against and 75 abstentions. This Resolution received the required votes and it was approved.

Resolution 2 - Resolution to amend Article 8 of the Articles of Incorporation of the Corporation and Article 4-2 of Chapter 4 of the By-Laws of the Corporation in order to allow shareholders to transfer their shares to their spouses or heirs when they are physicians or dentists, without exceeding the established limit of twenty-one (21) shares per shareholder. The adoption of this resolution required the affirmative vote of a two third majority of the common stock issued and outstanding. This Resolution received 3,863 votes in favor, 402 votes against and 90 abstentions. This Resolution did not receive the required votes and it was not approved.

Resolution 3 - Resolution to amend Section C of Article 8-11 of Chapter 8 of the By-Laws of the Corporation in order to allow the Chairman of the Finance Committee to be a member of the Audit Committee and to expand the powers of the Audit Committee. The adoption of this resolution required the affirmative vote of the majority of the common stock issued and outstanding present at the Meeting. This Resolution received 4,118 votes in favor, 143 votes against and 64 abstentions. The Resolution received the required votes and it was approved.

Resolution 4 - Resolution to amend Section F of Article 8-11 of Chapter 8 of the By-Laws of the Corporation in order to clarify that the President of the Corporation cannot be a member of the Audit Committee. The adoption of this resolution required the affirmative vote of the majority of the common stock issued and outstanding present at the Meeting. This Resolution received 4,161 votes in favor, 107 votes against and 65 abstentions. The Resolution received the required votes and it was approved.

Resolution 5 - Resolution to analyze the medical malpractice insurance situation in Puerto Rico and inform the results of this analysis to the shareholders and TSI's participants at least every six months and to present a report of this situation in the next annual meeting of shareholders. The adoption of this resolution required the affirmative vote of the majority of the common stock issued and outstanding present at the Meeting. This Resolution received 4,211 votes in favor, 66 votes against and 63 abstentions. The Resolution received the required votes and it was approved.

ITEM 5.  OTHER INFORMATION

Shareholders' proposals intended to be presented at the 2003 Annual Meeting of Shareholders must be received by the Corporation's Secretary, at its principal executive offices, located at the sixth floor of 1441 F.D. Roosevelt Avenue, San Juan, Puerto Rico, 00920, or by mail at the PO Box 363628, San Juan, Puerto Rico, 00936-3628, not later than November 27, 2002 for inclusion in the Corporation's Proxy Statement and Form of Proxy relating to the 2003 Annual Meeting of Shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         Exhibit 3(i)      Articles of incorporation of TSM
         Exhibit 3 (ii)    By-laws of TSM
         Exhibit 10.1      Puerto Rico Health Insurance Contract for the Metro-North Region
         Exhibit 10.2      Puerto Rico Health Insurance Contract for the North Region
         Exhibit 10.3      Puerto Rico Health Insurance Contract for the South-West Region
         Exhibit 10.4      Employment Contract with Mr. Ramon Ruiz Comas, CPA
         Exhibit 10.5      Employment Contract with Ms. Socorro Rivas, CPA
         Exhibit 11        Statement  re  computation  of  per  share  earnings; an exhibit describing the computation of the earnings per share for the three
                           months and six months ended June 30, 2002 has been
                           omitted as the detail necessary to determine the
                           computation of earnings per share can be clearly
                           determined from the material contained in Part I of
                           this Form 10-Q.
         Exhibit 12        Statements re computation of ratios; an exhibit
                           describing the computation of the loss ratio, expense
                           ratio and combined ratio for the three months and six
                           months ended June 30, 2002 has been omitted as the
                           detail necessary to determine the computation of
                           earnings per share can be clearly determined from the
                           material contained in Part I of this Form 10-Q.

         All other exhibits for which provision is made in the applicable accounting regulation of the United States Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

         Management represents that Exhibits 3(i), 3(ii), 10.4 and 10.5 are fair and accurate translations of the original documents that are in Spanish.


(b)      Reports on Form 8-K:

         On May 3, 2002, the Corporation filed a Current Report on Form 8-K, which indicated the new members elected to the Board of Directors during the Annual Stockholders' Meeting held on April 28, 2002. This Current Report also indicated the standing members of the Board of Directors and the designation, effective May 1, 2002, of Mr. Ramon Ruiz Comas, CPA as the new president and Chief Executive Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the United States Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            TRIPLE-S MANAGEMENT CORPORATION
                                            Registrant



Date:    August 14, 2002               By:  /s/ Ramon M. Ruiz-Comas
                                            --------------------------
                                            Ramon M. Ruiz-Comas
                                            President and
                                            Chief Executive Officer



Date:    August 14, 2002               By:  /s/ Juan J. Roman
                                            -----------------------------------
                                            Juan J. Roman
                                            Vice President of Finance
                                            and Chief Financial Officer