Form 10-Q
period 2002-09-30
TRIPLE-S MANAGEMENT CORP
filed 2002-11-14
CIK 1171662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period             from to

Commission File Number: 0-49762

TRIPLE-S MANAGEMENT CORPORATION

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0555678
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1441 F.D. Roosevelt Avenue
San Juan, Puerto Rico	00920
(Address of principal executive offices)	(Zip code)

(787) 749-4949
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes    ☐  No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2002

Common Stock, $40.00 par value	9,337

TRIPLE-S MANAGEMENT CORPORATION

Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2002

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2002	2001

ASSETS
Investments and cash:
Securities held for trading, at fair value:
Fixed maturities	$40,135	38,107
Equity securities	39,410	50,743
Securities available for sale, at fair value:
Fixed maturities	300,313	286,505
Equity securities	37,736	37,829
Securities held to maturity, at amortized cost:
Fixed maturities	5,983	3,779
Cash and cash equivalents	117,480	80,970

Total investments and cash	541,057	497,933

Premiums and other receivables, net	85,634	74,872
Deferred policy acquisition costs	12,630	9,550
Property and equipment, net	36,513	39,090
Other assets	33,895	34,613

Total assets	$709,729	656,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Claim liabilities:
Claims processed and incomplete, and future policy benefits	$128,182	114,599
Unreported losses	107,697	103,240
Unpaid loss-adjustment expenses	12,683	11,601

Total claim liabilities	248,562	229,440

Unearned premiums	66,487	58,306
Individual retirement annuities	13,907	17,426
Liability to Federal Employees Health Benefits Program	10,875	12,130
Accounts payable and accrued liabilities	101,680	97,078
Loans payable to bank	51,177	55,650

Total liabilities	489,951	470,030

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 9,337 and 9,714 at September 30, 2002 and December 31, 2001, respectively	373	389
Additional paid-in capital	150,406	150,405
Operating reserve	43,105	14,250
Accumulated other comprehensive income – net unrealized gain on securities available for sale	25,082	20,984

Total stockholders’ equity	218,966	186,028

Total liabilities and stockholders’ equity	$709,729	656,058

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
For the three months and nine months ended September 30, 2002 and 2001
(Dollar amounts in thousands, except net income per share)

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

REVENUES:
Premiums earned, net	$304,586	288,760	922,906	843,126
Amounts attributable to self-funded arrangements	38,524	30,862	110,789	97,199
Less amounts attributable to claims under self-funded arrangements	(35,210)	(30,404)	(104,047)	(93,412)

	307,900	289,218	929,648	846,913
Net investment income	6,186	6,345	18,535	18,905
Net realized investment gains	683	2,995	533	5,375
Net unrealized investment loss on trading securities	(6,695)	(6,152)	(12,072)	(9,276)
Other income, net	6,174	26	6,598	4,558

Total revenue	314,248	292,432	943,242	866,475

BENEFITS AND EXPENSES:
Claims incurred	263,274	252,402	795,925	745,957
Operating expenses, net of reimbursement for services	35,550	35,859	112,903	102,802
Interest expense	830	1,298	2,821	4,345

Total benefits and expenses	299,654	289,559	911,649	853,104

Income before taxes	14,594	2,873	31,593	13,371

INCOME TAX EXPENSE:
Current	185	99	702	590
Deferred	460	217	1,224	503

Total income taxes	645	316	1,926	1,093

Net income	$13,949	2,557	29,667	12,278

Basic net income per share as if the Company operated as a for-profit organization	$899.81	255.11	2,268.48	986.75

Basic net income per share as if Triple-S, Inc. operated as a not-for-profit organization	$187.30	252.48	779.48	794.15

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the three months
and nine months ended September 30, 2002 and 2001
(Dollar amounts in thousands)

	2002	2001

BALANCE AT JULY 1	$206,991	177,136
Stock redemption	(11)	—
Comprehensive income:
Net income	13,949	2,557
Net unrealized change in investment securities	(1,151)	(395)

Total comprehensive income	12,798	2,162

BALANCE AT SEPTEMBER 30	$219,778	179,298

BALANCE AT JANUARY 1	$186,028	159,693
Stock redemption	(15)	1
Comprehensive income:
Net income	29,667	12,278
Net unrealized change in investment securities	4,098	7,326

Total comprehensive income	33,765	19,604

BALANCE AT SEPTEMBER 30	$219,778	179,298

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2002 and 2001
(Dollar amounts in thousands)

	Nine months ended
	September 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums collected	$920,027	831,599
Cash paid to suppliers and employees	(110,906)	(90,789)
Claims losses and benefits paid	(776,803)	(736,966)
Interest received	18,256	18,316
Proceeds from trading securities sold or matured:
Fixed maturities sold	82,762	16,408
Equity securities	9,813	12,354
Acquisitions of investments in trading portfolio:
Fixed maturities	(82,930)	(19,558)
Equity securities	(12,447)	(13,457)
Interest paid	(1,993)	(3,351)
Expense reimbursement from Medicare	9,648	9,494
Contingency reserve funds from FEHBP	5,976	4,226

Net cash provided by operating activities	61,403	28,276

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	33,239	4,076
Fixed maturities matured	143,006	96,024
Equity securities	3,681	6,787
Securities held to maturity:
Fixed maturities matured	1,458	—
Acquisitions of investments:
Securities available for sale:
Fixed maturities	(187,383)	(111,419)
Equity securities	—	(571)
Securities held to maturity:
Fixed maturities	(3,621)	—
Capital expenditures	(4,463)	(3,840)
Proceeds from sale of property and equipment	1,113	472

Net cash used in investing activities	(12,970)	(8,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in outstanding checks in excess of bank balances	(3,365)	(5,986)
Payments of long term debt	(4,473)	(1,593)
Redemption of common stocks	(15)	1
Proceeds from individual retirement annuities	1,071	1,429
Surrenders of individual retirement annuities	(5,141)	(2,652)

Net cash used in financing activities	(11,923)	(8,801)

Net increase in cash and cash equivalents	36,510	11,004
Cash and cash equivalents at beginning of the period	80,970	33,566

Cash and cash equivalents at end of the period	$117,480	44,570

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2002

(Dollar amounts in thousands)

(Unaudited)

(1)  Basis of Presentation

The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) are unaudited, except for the balance sheet information as of December 31, 2001, which is derived from the Corporation’s audited consolidated financial statements, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, the consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Form 10/A for the year ended December 31, 2001.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results for the full year.

Certain prior period amounts have been reclassified to conform to the current period presentation.

(2)  Segment Information

The following tables summarize the operations by major operating segment for the three months and nine months ended September 30, 2002 and 2001:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

THREE MONTHS ENDED SEPTEMBER 30, 2002
Premiums earned, net	$165,021	120,972	14,964	3,629	—	304,586
Amounts attributable to self-funded arrangements	38,524	—	—	—	—	38,524
Less: Amounts attributable to claims under self-funded arrangements	(35,210)	—	—	—	—	(35,210)
Intersegment premiums earned/service revenues	740	—	—	—	12,087	12,827

	169,075	120,972	14,964	3,629	12,087	320,727
Net investment income	2,697	1,278	1,600	552	—	6,127
Realized gain on sale of securities	129	162	277	4	—	572
Unrealized loss on trading securities	(5,133)	(333)	(1,229)	—	—	(6,695)
Other	5,990	(8)	56	30	—	6,068

Total revenues	$172,758	122,071	15,668	4,215	12,087	326,799

Underwriting income (loss)	$2,324	5,452	1,022	(356)	415	8,857

Net income	$5,800	6,373	1,272	103	250	13,798

Claims incurred	$145,892	106,321	8,341	2,720	—	263,274

Operating expenses	$20,859	9,199	5,601	1,265	11,672	48,596

Depreciation expense, included in operating expenses	$974	—	61	27	—	1,062

Interest expense	$207	178	—	159	—	544

Income taxes	$—	—	454	(32)	165	587

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

THREE MONTHS ENDED SEPTEMBER 30, 2001
Premiums earned, net	$162,248	108,797	14,137	3,578	—	288,760
Amounts attributable to self-funded arrangements	30,862	—	—	—	—	30,862
Less: Amounts attributable to claims under self-funded arrangements	(30,404)	—	—	—	—	(30,404)
Intersegment premiums earned/service revenues	211	—	—	—	2,295	2,506

	162,917	108,797	14,137	3,578	2,295	291,724
Net investment income	2,658	1,123	1,835	636	—	6,252
Realized gain (loss) on sale of securities	2,135	(23)	881	2	—	2,995
Unrealized gain loss on trading securities	(4,731)	(466)	(955)	—	—	(6,152)
Other	(150)	(12)	65	27	—	(70)

Total revenues	$162,829	109,419	15,963	4,243	2,295	294,749

Underwriting income (loss)	$596	(460)	(96)	585	57	682

Net income (loss)	$174	(113)	1,505	948	33	2,547

Claims incurred	$141,232	101,104	8,238	1,828	—	252,402

Operating expenses	$21,089	8,153	5,995	1,165	2,238	38,640

Depreciation expense, included in operating expenses	$1,135	—	110	56	—	1,301

Interest expense	$334	275	—	232	—	841

Income taxes	$—	—	225	70	24	319

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

NINE MONTHS ENDED SEPTEMBER 30, 2002
Premiums earned, net	$497,705	368,498	45,416	11,287	—	922,906
Amounts attributable to self-funded arrangements	110,789	—	—	—	—	110,789
Less: Amounts attributable to claims under self-funded arrangements	(104,047)	—	—	—	—	(104,047)
Intersegment premiums earned/service revenues	2,092	—	—	—	36,252	38,344

	506,539	368,498	45,416	11,287	36,252	967,992
Net investment income	8,014	3,763	4,834	1,713	—	18,324
Realized gain (loss) on sale of securities	68	(5)	293	66	—	422
Unrealized loss on trading securities	(9,189)	(986)	(1,897)	—	—	(12,072)
Other	6,087	(30)	156	83	—	6,296

Total revenues	$511,519	371,240	48,802	13,149	36,252	980,962

Underwriting income	$11,871	3,819	2,119	1,246	1,185	20,240

Net income	$16,225	5,966	4,415	2,390	725	29,721

Claims incurred	$429,245	336,016	24,429	6,226	—	795,925

Operating expenses	$65,414	28,663	18,868	3,815	35,067	151,827

Depreciation expense, included in operating expenses	$3,804	—	301	54	—	4,159

Interest expense	$626	595	—	554	—	1,775

Income taxes	$—	—	1,090	164	460	1,714

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

NINE MONTHS ENDED SEPTEMBER 30, 2001
Premiums earned, net	$466,011	326,401	41,195	9,519	—	843,126
Amounts attributable to self-funded arrangements	97,199	—	—	—	—	97,199
Less: Amounts attributable to claims under self-funded arrangements	(93,412)	—	—	—	—	(93,412)
Intersegment premiums earned/service revenues	634	—	—	—	6,855	7,489

	470,432	326,401	41,195	9,519	6,855	854,402
Net investment income	7,855	3,404	5,483	1,878	—	18,620
Realized gain on sale of securities	4,352	67	919	32	—	5,370
Unrealized loss on trading securities	(7,103)	(773)	(1,400)	—	—	(9,276)
Other	4,095	(53)	180	44	—	4,266

Total revenues	$479,631	329,046	46,377	11,473	6,855	873,382

Underwriting income (loss)	$(5,793)	551	300	1,649	414	(2,879)

Net income	$2,209	2,218	4,807	2,681	285	12,200

Claims incurred	$414,389	302,799	24,118	4,651	—	745,957

Operating expenses	$61,836	23,051	16,777	3,219	6,441	111,324

Depreciation expense, included in operating expenses	$3,151	—	327	85	—	3,563

Interest expense	$1,197	978	—	714	—	2,889

Income taxes	$—	—	675	208	129	1,012

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

Balance Sheet Items

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

AS OF SEPTEMBER 30, 2002
Segment assets	$306,628	126,618	197,281	53,196	1,254	684,977

Significant noncash item – net change in unrealized gain on securities available for sale	$2,249	486	596	661	—	3,992

AS OF DECEMBER 31, 2001
Segment assets	$287,893	105,319	179,184	50,410	515	623,321

Significant noncash item – net change in unrealized gain on securities available for sale	$1,036	1,368	1,091	990	—	4,485

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months ended		Nine months ended
	September 30,		September 30,

	2002	2001	2002	2001

TOTAL REVENUES
Total revenues for reportable segments	$314,712	292,454	944,710	866,527
Total revenues for other segments	12,087	2,295	36,252	6,855

	326,799	294,749	980,962	873,382
Elimination of intersegment earned premiums	(740)	(211)	(2,092)	(634)
Elimination of intersegment service revenues	(12,087)	(2,295)	(36,252)	(6,855)
Unallocated amount – revenues from external sources	276	189	624	582

	(12,551)	(2,317)	(37,720)	(6,907)

Consolidated total revenues	$314,248	292,432	943,242	866,475

PROFIT AND LOSS
UNDERWRITING INCOME
Underwriting income (loss) for reportable segments	$8,442	625	19,055	(3,293)
Underwriting income for other segments	415	57	1,185	414

	8,857	682	20,240	(2,879)
Elimination of TSM charge – rent expense	1,547	1,547	4,639	4,639
TSM general and administrative expenses	(1,328)	(1,272)	(4,059)	(3,606)

	219	275	580	1,033

Consolidated underwriting income (loss)	$9,076	957	20,820	(1,846)

NET INCOME (LOSS)
Net income for reportable segments	$13,548	2,514	28,996	11,915
Net income for other segments	250	33	725	285

	13,798	2,547	29,721	12,200

Elimination of TSM charges:
Rent expense	1,547	1,547	4,639	4,639
Interest expense	207	334	626	1,197

	1,754	1,881	5,265	5,836

Unallocated amounts related to TSM:
General and administrative expenses	(1,328)	(1,272)	(4,059)	(3,606)
Interest expense	(493)	(791)	(1,672)	(2,653)
Other revenues from external sources	218	192	412	501

	(1,603)	(1,871)	(5,319)	(5,758)

Consolidated net income	$13,949	2,557	29,667	12,278

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months ended September 30, 2002

	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$263,274	—	263,274
Operating expenses	48,596	(13,046)	35,550
Depreciation expense	1,062	1,191	2,253
Interest expense	544	286	830
Income taxes	587	58	645

	Three months ended September 30, 2001

	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$252,402	—	252,402
Operating expenses	38,640	(2,781)	35,859
Depreciation expense	1,301	316	1,617
Interest expense	841	457	1,298
Income taxes	319	(3)	316

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Nine months ended September 30, 2002

	Segment		Consolidated
	Totals	Adjustments*	Totals

Claims incurred	$795,925	—	795,925
Operating expenses	151,827	(38,924)	112,903
Depreciation expense	4,159	1,767	5,926
Interest expense	1,775	1,046	2,821
Income taxes	1,714	212	1,926

	Nine months ended September 30, 2001

	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$745,957	—	745,957
Operating expenses	111,324	(8,522)	102,802
Depreciation expense	3,563	988	4,551
Interest expense	2,889	1,456	4,345
Income taxes	1,012	81	1,093

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	September 30,	December 31,
	2002	2001

ASSETS
Total assets for reportable segments	$683,723	622,806
Total assets for other segments	1,254	515

	684,977	623,321

Elimination entries – intersegment receivables	(10,281)	(5,677)

Unallocated amounts:
Parent cash, cash equivalents and investments	6,463	7,909
Parent net property and equipment	28,328	30,018
Parent other assets	242	487

	35,033	38,414

Consolidated assets	$709,729	656,058

OTHER SIGNIFICANT ITEMS

	As of September 30, 2002

	Segment		Consolidated
	Totals	Adjustments*	Totals

Significant noncash item – net change in unrealized gain on securities available for sale	$3,992	106	4,098

	As of December 30, 2001

	Segment		Consolidated
	Totals	Adjustments*	Totals

Significant noncash item – net change in unrealized gain on securities available for sale	$4,485	139	4,624

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

(3) Investment in Securities

The Corporation’s investment at September 30, 2002 and December 31, 2001, consist of the following:

	(Unaudited)
	September 30,	December 31,
	2002	2001

Trading securities, at fair value	$79,545	88,850
Available for sale, at fair value	338,049	324,334
Held to maturity, at amortized cost	5,983	3,779

Total premiums and other receivables	$423,577	416,963

The amortized cost for debt securities and equity securities, gross unrealized gain, gross unrealized losses, and estimated fair value for trading, available for sale and held to maturity securities by major security type and class of security at September 30, 2002 and December 31, 2001, were as follows:

	September 30, 2002 (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Trading securities:
Fixed maturities	$37,497	2,680	(42)	40,135
Equity securities	50,219	2,357	(13,166)	39,410

	$87,716	5,037	(13,208)	79,545

	September 30, 2002 (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities available for sale:
Fixed maturities	$294,437	6,001	(125)	300,313
Equity securities	17,559	20,530	(353)	37,736

	$311,996	26,531	(478)	338,049

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

September 30, 2002 (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities held to maturity:
Fixed maturities	$5,983	—	(117)	5,866

	December 31, 2001

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Trading securities:
Fixed maturities	$37,313	1,118	(324)	38,107
Equity securities	47,623	7,299	(4,179)	50,743

	$84,936	8,417	(4,503)	88,850

	December 31, 2001

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities available for sale:
Fixed maturities	$281,833	5,295	(623)	286,505
Equity securities	20,857	17,423	(451)	37,829

	$302,690	22,718	(1,074)	324,334

December 31, 2001

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities held to maturity:
Fixed maturities	$3,779	32	(88)	3,723

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

Investment in securities at September 30, 2002 are mostly comprised of U.S. Treasury securities and obligations of U.S. government instrumentalities (50.0%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (13.6%), obligations of the government of Puerto Rico and its instrumentalities (4.9%) and obligations of states and political subdivisions (1.8%). The remaining 29.7% of the investment portfolio is comprised of corporate debt and equity securities.

The Corporation regularly monitors the difference between the costs and estimated fair value of their investments. If a decline in the market value of any available for sale or held to maturity security below cost is deemed to be other than temporary, the carrying amount will be reduced to fair value. If investments experience a decline in value that is deemed to be other than temporary, the security is written down to fair value with a charge to operations and new cost basis for the security is established. No impairment has been noted nor recognized by the Corporation during the three months and nine months ended September 30, 2002 and 2001.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

(4)  Premiums and Other Receivables

Premiums and other receivables as of September 30, 2002 and December 31, 2001 were as follows:

	(Unaudited)
	September 30,	December 31,
	2002	2001

Premiums	$51,592	40,373
Self-funded group receivables	12,529	11,241
FEHBP	7,271	5,379
Accrued interest	3,788	4,833
Reinsurance recoverable on paid losses	15,519	13,371
Other	7,762	11,353

	101,198	86,550
Less allowance for doubtful receivables	12,827	11,678

Total premiums and other receivables	$85,634	74,872

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

(5)  Claim Liabilities

The activity in the total claim liabilities for the three months ended September 30, 2002 and 2001 is as follows:

	(Unaudited)
	Three months ended
	September 30,

	2002	2001

Claim liabilities at beginning of the period	$243,485	183,431
Reinsurance recoverable on claim liabilities	(11,350)	(10,256)

Net claim liabilities at beginning of the period	232,135	173,175

Incurred claims and loss adjustment expenses:
Current period insured events	260,817	250,877
Prior period insured events	2,457	1,525

Total	263,274	252,402

Payments of losses and loss adjustment expenses:
Current period insured events	227,166	229,888
Prior period insured events	32,574	9,930

Total	259,740	239,818

Net claim liabilities at end of the period	235,669	185,759
Reinsurance recoverable on claim liabilities	12,893	9,463

Claim liabilities at end of the period	$248,562	195,222

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

The activity in the total claim liabilities for the nine months ended September 30, 2002 and 2001 is as follows:

	(Unaudited)
	Nine months ended
	September 30,

	2002	2001

Claim liabilities at beginning of the period	$229,440	183,231
Reinsurance recoverable on claim liabilities	(10,062)	(7,636)

Net claim liabilities at beginning of the period	219,378	175,595

Incurred claims and loss adjustment expenses:
Current period insured events	797,142	747,241
Prior period insured events	(1,217)	(1,284)

Total	795,925	745,957

Payments of losses and loss adjustment expenses:
Current period insured events	630,317	597,743
Prior period insured events	149,317	138,050

Total	779,634	735,793

Net claim liabilities at end of the period	235,669	185,759
Reinsurance recoverable on claim liabilities	12,893	9,463

Claim liabilities at end of the period	$248,562	195,222

(6)  Net Income Available to Stockholders and Net Income per Share

The Corporation presents only basic earnings per share, which amount consists of the net income that could be available to common stockholders divided by the weighted-average number of common shares outstanding for the period.

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

In the event that the stockholders of the Corporation decide to operate the Corporation as a for-profit organization and the Board of Directors of the Corporation decides to declare and distribute dividends, the amount of net income that could be available for distribution would exclude Triple-S, Inc.’s (TSI) net income, due to TSI’s tax-exempt status. TSI’s tax-exempt status was obtained through an income tax ruling issued by the Treasury Department of Puerto Rico. For purposes of computing the basic earnings per share presented in the consolidated statement of operations, the Corporation considers the operations of TSI as if TSI operated without the income tax exemption. Under this scenario, in order to determine the net income that could be available to stockholders, the Corporation estimates the Puerto Rico income taxes that would have otherwise resulted from TSI’s operations and deducts such amount from the results of operations of each period. TSI’s estimate of Puerto Rico income taxes, computed for such purposes, was determined as for an other than life insurance entity, as such term is defined in the Puerto Rico Internal Revenue Code of 1994, as amended. The effective tax rate used was 39% for the three months and nine months ended September 30, 2002 and 2001.

The following tables set forth the net income that could be available to stockholders if TSI operated without the tax exemption for the three months and nine months ended September 30, 2002 and 2001 (dollar amounts in thousands).

	(Unaudited)
	Three months ended
	September 30,

	2002	2001

Net income for the period	$13,949	2,557
Less estimated tax effect on TSI operations	5,417	35

Net income available to stockholders	$8,512	2,522

	(Unaudited)
	Nine months ended
	September June 30,

	2002	2001

Net income for the period	$29,667	12,278
Less estimated tax effect on TSI operations	7,910	2,523

Net income available to stockholders	$21,757	9,755

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

The following tables set forth the computation of basic earnings per share for the three months and nine months ended September 30, 2002 and 2001 (dollar amounts in thousands, except for outstanding shares and net income per share).

	(Unaudited)
	Three months ended
	September 30,

	2002	2001

Numerator for basic earnings per share:
Net income available to stockholders	$8,532	2,522

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,482	9,886

Basic net income per share	$899.81	255.11

	(Unaudited)
	Nine months ended
	September 30,

	2002	2001

Numerator for basic earnings per share:
Net income available to stockholders	$21,757	9,755

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,591	9,886

Basic net income per share	$2,268.48	986.75

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

Should the Corporation decide to preserve the tax exemption granted to TSI, then dividends cannot be declared or distributed from the earnings and profits generated from TSI’s operations. The following tables set forth the resulting net income that would otherwise be available for distribution after excluding the net result of operations of TSI for the three months and nine months ended September 30, 2002 and 2001 (dollar amounts in thousands).

	(Unaudited)
	Three months ended
	September 30,

	2002	2001

Net income for the period	$13,949	2,557
Less TSI operations	12,173	61

Net income available to stockholders	$1,776	2,496

	(Unaudited)
	Nine months ended
	September 30,

	2002	2001

Net income for the period	$29,667	12,278
Less TSI operations	22,191	4,427

Net income available to stockholders	$7,476	7,851

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2002
(Dollar amounts in thousands)
(Unaudited)

The following tables set forth the computation of basic net income per share for the three months and nine months ended September 30, 2002 and 2001 if the Corporation excludes TSI’s results of operations (dollar amounts in thousands, except for outstanding shares and net income per share):

	(Unaudited)
	Three months ended
	September 30,

	2002	2001

Numerator for basic earnings per share:
Net income available to stockholders	$1,776	2,496

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,482	9,886

Basic net income per share as if TSI operated as a not-for-profit organization	$187.30	252.48

	(Unaudited)
	Nine months ended
	September 30,

	2002	2001

Numerator for basic earnings per share:
Net income available to stockholders	$7,476	$7,851

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,591	9,886

Basic net income per share as if TSI operated as a not-for-profit organization	$779.48	794.15

(7) Contingencies

In a letter to TSI, dated March 14, 2002, the Commissioner of Insurance of Puerto Rico stated that the ratification of the corporate reorganization was not required, and that TSI had complied with the Commissioner’s order of October 6, 1999 relating to the corporate reorganization. Thereafter, two stockholders of TSM filed a petition for review of the Commissioner’s determination before the Puerto Rico Circuit Court of Appeals, which petition was apposed by TSI and by the Commissioner of Insurance.

Pursuant to that review, on September 24, 2002, the Puerto Rico Circuit Court of Appeals issued an order requiring the Commissioner of Insurance to order that a meeting of shareholders be held to ratify TSI’s corporate reorganization and the change of name of TSI from “Seguros de Servicios de Salud de Puerto Rico, Inc.” to “Triple-S, Inc.”. The Circuit Court of Appeals based its decision on administrative and procedural issues directed at the Commissioner of Insurance. The Commissioner of Insurance filed a motion of reconsideration with the Circuit Court of Appeals on October 11, 2002. TSI and TSM also filed a motion of reconsideration.

As part of this litigation, the shareholders who have pursued this litigation requested that the Circuit Court of Appeals take whatever action it deemed appropriate to safeguard its order, in view of the Special Meeting of Shareholders of TSM that was scheduled for October 13, 2002. TSM immediately filed a motion in opposition to that request. The Circuit Court of Appeals issued a determination before the meeting was held, refusing to take any action.

On October 25, 2002 the Circuit Court of Appeals dismissed the Commissioner of Insurance’s Motion for Reconsideration. In addition, the Circuit Court of Appeals ordered the two stockholders who filed the petition for review and to reply within twenty (20) days to TSI’s and TSM’s Motion of Reconsideration.

The Puerto Rico House of Representatives Banking and Insurance Committee is conducting an investigation of TSI’s tax treatment under rulings issued by the Puerto Rico Department of the Treasury that grant TSI’s tax exempt status. TSI has provided to the Committee the information and documents as requested. A similar resolution was approved by the Puerto Rico Senate.

(8) Reconciliation of Net Income to Net Cash Provided by Operating Activities

A reconciliation of net income to net cash provided by operating activities is as follows:

	(Unaudited)
	Nine months ended
	September 30,

	2002	2001

Net income	$29,667	12,278

Adjustments to reconcile net income to net cash provided by operating expenses:
Depreciation and amortization	5,926	4,551
Amortization of investments discounts	(706)	(167)
Accretion in value of securities	(618)	(1,456)
Gain on sale of securities	(533)	(5,375)
Unrealized loss of trading securities	12,072	9,276
Proceeds from trading securities sold:
Fixed maturities	82,762	16,408
Equity securities	9,813	12,354
Acquisition of securities in trading portfolio:
Fixed maturities	(82,930)	(19,558)
Equity securities	(12,447)	(13,457)
Increase in provision for doubtful receivables	1,149	2,574
Loss on sale of property and equipment	1	2
(Increase) decrease in assets:
Premiums receivable	(14,399)	(20,903)
Accrued interest receivable	1,045	1,034
Reinsurance receivable	(2,148)	(2,184)
Other receivables	3,591	856
Deferred policy acquisition costs	(3,080)	(1,400)
Other assets	705	(2,471)

Balance carried forward	$29,870	(7,638)

Balance brought forward	$29,870	(7,638)

Increase (decrease) in liabilities:
Claims processed and incomplete and future policy benefits liability	13,583	4,558
Unreported losses	4,457	3,830
Unpaid loss adjustment expenses	1,082	603
Unearned premiums	8,181	4,767
Individual retirement annuities	551	717
Liability to FEHBP	(1,255)	3,006
Accounts payable and accrued liabilities	4,934	18,433

Net cash provided by operating activities	$61,403	28,276

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of TSM and its subsidiaries for the period from January 1, 2002 to September 30, 2002. Therefore, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10/A filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2001.

Cautionary Statement Regarding Forward-Looking Information

This form and other publicly available documents may include statements that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things: statements concerning the financial condition, results of operations and business of the Corporation. These statements are not historical, but instead represent the Corporation’s belief regarding future events, any of which, by their nature, are inherently uncertain and outside of the Corporation’s control. These statements may address, among other things, financial results, strategy for growth, and market position. It is possible that the Corporation’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial conditions indicated in these forward-looking statements. The factors that could cause actual results to differ from those in the forward-looking statements are discussed throughout this form. The Corporation is not under any obligation to update or alter any forward-looking statement (and expressly disclaims any such obligations), whether as a result of new information, future events or otherwise. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, rising healthcare costs, business conditions and competition in the different insurance segments, government action and other regulatory issues.

Structure of the Organization

TSM is incorporated under the laws of the Commonwealth of Puerto Rico. It is the holding company of several entities, through which it offers a wide range of insurance products and services. These products and services are offered through the following TSM’s subsidiaries:

•	TSI, a health insurance company serving two major segments: the Commercial Program and the Commonwealth of Puerto Rico Healthcare Reform Program (the Healthcare Reform) of the Commonwealth of Puerto Rico.

•	Seguros Triple-S, Inc. (STS), a property and casualty insurance company.

•	Seguros de Vida Triple-S, Inc. (SVTS), a life and disability insurance and annuity products company.

In addition to the insurance subsidiaries mentioned above, TSM has the following subsidiaries: Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TCI). ISI provides data processing services to the Corporation. Effective October 1, 2001, TCI was activated and commenced operations as part of a strategic positioning in the health industry to take advantage of new market opportunities. It is currently engaged as the third-party administrator in the administration of the Healthcare Reform business. The Healthcare Reform business was administered through a division of TSI until September 30, 2001. It also provides healthcare advisory services and other health-related services to TSI.

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

In the event the stockholders of the Corporation decide to operate the Corporation as a for-profit organization and the Board of Directors of the Corporation decides to declare and distribute dividends, the amount of net income that could be available for distribution would exclude TSI’s net income due to TSI’s tax exempt status. TSI’s tax-exempt status was obtained through an income tax ruling issued by the Treasury Department of Puerto Rico. As a result of the above conditions, the portion of the consolidated net income disclosed in the consolidated financial statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form, corresponding to the Health Insurance – Commercial and Healthcare Reform segments, is not available for distribution to shareholders.

Recent Developments

In 1994, the Commonwealth of Puerto Rico (the “Commonwealth”) privatized the delivery of services to the medically indigent population in Puerto Rico, by contracting with private health insurance companies instead of providing health services directly to such population. The Commonwealth originally divided the Island into ten geographical areas. Each geographical area was awarded to a health insurer doing business in Puerto Rico through a competitive process requesting proposals from the industry. Prior to June 30, 2002, TSI’s Healthcare Reform segment provided coverage to beneficiaries in the following geographical areas: North, Northwest, Metro-North and Southwest (awarded to TSI effective October 1, 2001). These four areas had a total enrollment of approximately 753,000 beneficiaries, which represented approximately 40.4% of the total eligible beneficiaries of the population.

All Healthcare Reform contracts expired on June 30, 2002. After the expiration of these contracts, the Commonwealth redistributed the geographical areas, merging two of the existing areas with the remaining ones, thus reducing geographical areas to eight. As a result of the reorganization of the geographical areas, the Northwest area (previously administered by TSI) was merged into the West area. In addition, and as a result of the same reorganization, six new municipalities were merged into areas administered by TSI. TSI participated in the bidding process and submitted proposals to renew each of the existing contracts and also to serve additional geographical areas. Commencing on July 1, 2002, TSI was awarded three of the eight geographical areas: North, Metro-North and Southwest. The three areas granted to TSI have a total of 682,000 qualified members as of September 30, 2002, which represent approximately 39.0% of the total eligible beneficiaries. Actual enrollment is approximately 5.5% less than the enrollment as of June 30, 2002. Effective July 1, 2002, premium rates were increased by approximately 6.3%. All Healthcare Reform contracts were negotiated for a term of three years; premium rates, however, are negotiated annually. As of July 1, 2002, three insurance companies are participating in the Healthcare Reform: TSI, Humana and Medical Card Systems.

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

Smart Solutions Insurance Agency, a wholly-owned subsidiary of SVTS, began operations effective July 2002. This insurance agency was created to distribute the individual insurance products.

Adoption of Accounting Standard

Effective January 1, 2002, the Corporation adopted the Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. The adoption of this standard did not have a material impact on the Corporation’s financial position or results of operations.

General Information

Substantially all of the revenues of the Corporation are generated from premiums earned and investment income. Claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders. A portion of the claims incurred for each period consists of a management and actuarial estimate of claims incurred but not reported to the segment during the period. Each segment’s results of operations depend largely on their ability to accurately predict and effectively manage these claims. Administrative expenses comprise general, selling, commissions, depreciation and payroll and payroll related expenses.

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

	Three months ended		Nine months ended
	September 30,		September 30,

(dollar amounts in thousands)	2002	2001	2002	2001

Consolidated earned premiums, net and fee revenue:
Health Insurance — Commercial Program	$168,335	162,706	504,447	469,798
Health Insurance — Healthcare Reform	120,972	108,797	368,498	326,401
Property and casualty	14,964	14,137	45,416	41,195
Life and disability	3,629	3,578	11,287	9,519

	307,900	289,218	929,648	846,913

Consolidated claims incurred	$263,274	252,402	795,925	745,957
Consolidated operating expenses	35,550	35,859	112,903	102,802

Consolidated operating costs	$298,824	288,261	908,828	848,759

Consolidated loss ratio	85.5%	87.3%	85.6%	88.1%
Consolidated expense ratio	11.5%	12.4%	12.1%	12.1%

Consolidated combined ratio	97.1%	99.7%	97.8%	100.2%

Net investment income	$6,186	6,345	18,535	18,905
Realized gain on sale of securities	683	2,995	533	5,375
Unrealized loss on trading securities	(6,695)	(6,152)	(12,072)	(9,276)

Total consolidated net investment income	$174	3,188	6,996	15,004

Income tax expense:
Current	$185	99	702	590
Deferred	460	217	1,224	503

Total consolidated income tax expense	$645	316	1,926	1,093

Consolidated net income (loss) per segment:
Health Insurance — Commercial Program	$5,800	174	16,225	2,209
Health Insurance — Healthcare Reform	6,373	(113)	5,966	2,218
Property and casualty	1,272	1,505	4,415	4,807
Life and disability	103	948	2,390	2,681
Other	401	43	671	363

Consolidated net income	$13,949	2,557	29,667	12,278

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Consolidated earned premiums, net and fee revenue for the three months ended September 30, 2002 increased by $17.8 million or 6.6% when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to a combined increase of $18.2 million in the earned premiums, net and fee revenue of the Health Insurance – Healthcare Reform and Health Insurance – Commercial Program segments.

•	The earned premiums corresponding to the Health Insurance – Healthcare Reform segment increased by $12.2 million or 11.2% during this period. This increase is the net result of an increase in average membership, an increase in premium rates effective July 1, 2002 offset by the exclusion of mental health and substance abuse benefits from the coverage of the Healthcare Reform insurance policy effective October 1, 2001.

•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial segment increased by $5.6 million or 3.5% during this period. Increases in premium rates account for the segment’s total increase in earned premiums and fee revenue for the period.

•	The earned premiums of the remaining segments increased by $518 thousand or 2.9% during this period.

Consolidated claims incurred for the three months ended September 30, 2002 reflect an increase of $10.9 million, or 4.3%, when compared to the claims incurred for the three months ended September 30, 2001. The increase in the consolidated claims incurred is directly related to the Corporation’s increased volume of business. The consolidated loss ratio reflects a decrease of 1.8 percentage points during this period. The decrease in the loss ratio is the result of management’s ability to adjust its pricing strategy to cope with the increase in claims costs and the implementation of several measures for cost containment. The consolidated expense ratio for the three months ended September 30, 2002 has remained similar to the consolidated expense ratio for the same period of the prior year, reflecting a decrease of 0.9 percentage points.

The consolidated realized gain on sale of securities of $683 thousand for the three months ended September 30, 2002 is the result of the effective management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available-for-sale securities. During the three months ended September 30, 2001, the Corporation had a consolidated realized gain of $3.0 million, which was mainly due to the sale of common stocks of Popular Inc. that generated a realized gain of approximately $2.0 million.

The consolidated unrealized loss on trading securities of $6.7 million and $6.2 million for the three months ended September 30, 2002 and 2001, respectively, are related to investments held by the Health Insurance – Commercial Program, Health Insurance – Healthcare Reform and the Property and Casualty Insurance segments. This unrealized loss is mostly attributed to unrealized losses in the portfolios held by such segments in equity holdings that replicate the performance of the Standard & Poor’s 500 Index (S&P 500 Index). The Corporation experienced higher consolidated unrealized loss during the three months ended September 30, 2002 than during the three months ended September 30, 2001. This is due to the fact that the S&P 500 Index had a better performance during the third quarter of 2001 than during the third quarter of 2002.

Total consolidated income tax expense for the three months ended September 30, 2002 increased by $329 thousand when compared to consolidated income tax expense for the same period of last year. This increase is mostly due to the following:

•	Increase in the deferred income tax expense of $243 thousand during this period. This increase is mostly due to the increase in the deferred income tax expense of the Property and Casualty Insurance segment of $229 thousand during this period. The increase in the deferred income tax expense in the Property and Casualty Insurance segment is due to the increase in the segment’s deferred policy acquisition costs.

•	Increase in the current income tax expense of $86 thousand during this period. This increase is mostly due to better results of operations of the Corporation’s taxable entities and to the fact that in the year 2002, the Corporation has a new subsidiary, TCI, which is a taxable entity. Total income tax expense for TCI for the three months ended September 30, 2002 amounts to $89 thousand.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Consolidated earned premiums, net and fee revenue for the nine months ended September 30, 2002 increased by $82.7 million, or 9.8%, when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to a combined increase of $76.7 million in the earned premiums, net and fee revenue of the Health Insurance – Healthcare Reform and Health Insurance – Commercial Program segments.

•	The earned premiums corresponding to the Health Insurance – Healthcare Reform segment increased by $42.1 million, or 12.9%, during this period. This increase is the net result of an increase in average membership, an increase in premium rates effective July 1, 2002, offset by the exclusion of mental health and substance abuse benefits from the coverage of the Healthcare Reform insurance policy effective October 1, 2001.

•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial segment increased by $34.6 million, or 7.4%, during this period. This increase in premiums for this segment is attributed to the combined effect of increased premium rates and a net increase in total enrollment.

•	The earned premiums of the remaining segments increased by $6.0 million or 11.8% during this period.

Consolidated claims incurred for the nine months ended September 30, 2002 reflect an increase of $50.0 million, or 6.7%, when compared to the claims incurred for the nine months ended September 30, 2001. The increase in the consolidated claims incurred is directly related to the Corporation’s increased volume of business. The consolidated loss ratio reflects a decrease of 2.5 percentage points during this period. The decrease in the loss ratio is the result of management’s ability to adjust its pricing strategy to cope with the increase in claims costs and the implementation of several measures for cost containment.

The consolidated operating expenses reflect an increase of $10.1 million when comparing the amount for the nine months ended September 30, 2002 with the same amount of the prior year. This increase is also directly related to the Corporation’s increased volume of business. The consolidated expense ratio for the nine months ended September 30, 2002 did not fluctuate when compared to the consolidated expense ratio for the nine months ended September 30, 2001.

The consolidated realized gain on sale of securities of $533 thousand and $5.4 million for the nine months ended September 30, 2002 and 2001, respectively, is the result of the effective management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available-for-sale securities. The consolidated realized gain for the nine months ended September 30, 2001 of $5.4 million was mainly due to the sale of common stocks of Popular Inc., which generated a realized gain of approximately $2.3 million and also to the normal portfolio turnover of the trading and available-for-sale securities.

The consolidated unrealized loss on trading securities of $12.1 million and $9.3 million for the nine months ended September 30, 2002 and 2001, respectively, are related to investments held by the Health Insurance – Commercial Program, Health Insurance – Healthcare Reform and the Property and Casualty Insurance segments. This unrealized loss is mostly attributed to losses in the portfolios held by such segments in equity holdings that replicate the performance of the Standard & Poor’s 500 Index (S&P 500 Index). The Corporation experienced higher consolidated unrealized loss during the nine months ended September 30, 2002 than during the nine months ended September 30, 2001. This is due to the fact that the S&P 500 Index had a better performance during the first nine months of 2001 than during the first nine months of 2002. The S&P 500 Index experienced a decrease of 29.0% during the first nine months of 2002, while it experienced a decrease of 21.2% during the first nine months of 2001.

Total consolidated income tax expense for the nine months ended September 30, 2002 increased by $833 thousand when compared to consolidated tax expense for the same period of last year. This increase is mostly due to an increase in the deferred income tax expense of $721 thousand during this period. The increase in the deferred income tax expense is mostly due to the increase in the deferred income tax expense of the Property and Casualty Insurance segment of $565 thousand during this period. The increase in the deferred income tax expense of the Property and Casualty Insurance segment is due to the increase in the segment’s deferred policy acquisition.

Health Insurance – Commercial Program Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,

(dollar amounts in thousands)	2002	2001	2002	2001

Average enrollment:
Corporate accounts	312,473	323,296	314,314	322,312
Self-funded employers	121,717	120,579	124,223	118,374
Individual accounts	82,978	78,908	82,336	76,406
Federal employees	55,663	55,751	55,869	55,853
Local government employees	43,501	43,384	43,525	41,129

Total enrollment	616,332	621,918	620,267	614,074

Earned premiums	$165,499	162,302	499,145	466,174
Amounts attributable to self-funded arrangements	38,786	31,019	111,441	97,670
Less: Amounts attributable to claims under self-funded arrangements	(35,210)	(30,404)	(104,047)	(93,412)

Earned premiums and fee revenue	$169,075	162,917	506,539	470,432

Claims incurred	$145,892	141,232	429,254	414,389
Operating expenses	20,859	21,089	65,414	61,836

Total underwriting costs	$166,751	162,321	494,668	476,225

Underwriting income (loss)	$2,324	596	11,871	(5,793)

Loss ratio	86.3%	86.7%	84.7%	88.1%
Expense ratio	12.3%	12.9%	12.9%	13.1%

Combined ratio	98.6%	99.6%	97.7%	101.2%

Net investment income	$2,697	2,658	8,014	7,855
Realized gain on sale of securities	129	2,135	68	4,352
Unrealized loss on trading securities	(5,133)	(4,731)	(9,189)	(7,103)

Total net investment income (loss)	$(2,307)	62	(1,107)	5,104

Net income	$5,800	174	16,225	2,209

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Earned premiums and fee revenue for the three months ended September 30, 2002 reflect an increase of $6.1 million, or 3.8%, when compared to the three months ended September 30, 2001. This increase is the result of the following:

•	This segment has been successful in monitoring premium rates, particularly in the rated Corporate Accounts business, assuring adequate premium rates that cover actual claims trends. Increases in premium rates account for the total increase in earned premiums and fee revenue for the period.

•	Average enrollment as of September 30, 2002 decreased by 5,586 members, or 0.9%, when compared to the enrollment as of the same date of last year. The decrease in average enrollment is mostly reflected in the Corporate Accounts groups, which membership decreased by 10,823 members, or 3.4%, during this period. The average enrollment of the Individual Accounts and Self-funded Employers reflect an increase in membership by 4,070, or 5.2% and 1,138, or 0.9%, during this period, respectively.

Claims incurred during the three months ended September 30, 2002 increased by $4.7 million or 3.3% when compared to the same period in 2001. The segment’s loss ratio for the three months ended September 30, 2002 decreased by 0.4 percentage points when compared to the loss ratio for the three months ended September 30, 2001. The decrease in the loss ratio is the result of better premium pricing and claims costs containment measures established by the segment throughout the years. As a result of these cost containment initiatives, cost and utilization trends have remained at levels consistent with pricing and margin objectives. The behavior of the loss ratio reflects that the segment has been able to maintain the increase in premium rates consistent with to the behavior of claims trends.

The operating expenses for the three months ended September 30, 2002 reflect a decrease of $230 thousand, or 1.1%, when compared to the three months ended September 30, 2001. This decrease is due to the decrease in the volume of business of the segment. The expense ratio for the three months ended September 30, 2002 decreased by 0.6 percentage points compared to the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Earned premiums and fee revenues for the nine months ended September 30, 2002 reflect an increase of $36.1 million, or 7.8%, when compared to the nine months ended September 30, 2001. This increase is the result of the following:

•	This segment has been successful in monitoring premium rates, particularly in the rated Corporate Accounts business, assuring adequate premium rates that cover actual claims trends. Increases in premium rates account for approximately 87.0% of the increase experienced in earned premiums and fee revenue for the period.

•	Total enrollment as of September 30, 2002 increased by 6,193 members, or 1.0%, when compared to the enrollment as of the same date of last year. The increase in enrollment is mostly reflected in the Individual Accounts, Self-funded Employers and Local Government Employees membership, which membership increased by 5,930, or 7.8%, 5,849, or 4.9% and 2,396, or 5.8%, during this period, respectively. The enrollment of the Corporate Accounts groups decreased by 7,998 members, or 2.5%, during this period. The net increase in enrollment as of September 30, 2002 when compared to the enrollment as of September 30, 2001 represents approximately 13.0% of the increase experienced in the earned premiums and fee revenue for the period.

Claims incurred during the nine months ended September 30, 2002 increased by $14.9 million, or 3.6%, when compared to the same period in 2001. This increase is due to the increase in volume of business, together with a decrease in the loss ratio of 3.4 percentage points during this period. The improvement in the loss ratio is the result of better premium pricing and claims costs containment measures established by the segment throughout the years. As a result of these cost containment initiatives, cost and utilization trends have remained at levels consistent with pricing and margin objectives.

The operating expenses for the nine months ended September 30, 2002 reflect an increase of $3.5 million, or 5.8%, when compared to the nine months ended September 30, 2001. This increase is due to the increase in the costs incurred in the acquisition of new business, such as marketing and commission expenses, and in payroll and payroll related expenses. The expense ratio for the nine months ended September 30, 2002 decreased 0.2 percentage points when compared to the nine months ended September 30, 2001.

Health Insurance – Healthcare Reform Program Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,

(dollar amounts in thousands)	2002	2001	2002	2001

Average enrollment:
North area	244,430	272,093	248,408	274,682
Northwest area	—	165,853	102,839	165,937
Metro-north area	230,418	178,408	187,053	177,301
Southwest area	170,418	—	155,988	—

	645,266	616,354	694,288	617,920

Earned premiums	$120,972	108,797	368,498	326,401

Claims incurred	$106,321	101,104	336,016	302,799
Operating expenses	9,199	8,153	28,663	23,051

Total underwriting costs	$115,520	109,257	364,679	325,850

Underwriting income (loss)	$5,372	(460)	3,739	551

Loss ratio	87.9%	92.9%	91.2%	92.8%
Expense ratio	7.6%	7.5%	7.8%	7.1%

Combined ratio	95.5%	100.4%	99.0%	99.8%

Net investment income	$1,278	1,123	3,763	3,404
Realized gain (loss) on sale of securities	162	(23)	(5)	67
Unrealized loss on trading securities	(333)	(466)	(986)	(773)

Total net investment income	$1,107	634	2,772	2,698

Net income (loss)	$6,373	(113)	5,966	2,218

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Earned premiums of the Healthcare Reform segment for the three months ended September 30, 2002 increased by $12.2 million, or 11.2%, when compared to the same period of last year. This increase is the result of the following:

•	Premium rates were increased by approximately 13.2% during the Healthcare Reform contract renegotiation processes. New premium rates were negotiated effective October 1, 2001 for a nine-month period and effective July 1, 2002 for a twelve-month period ending on June 30, 2003.

•	The average monthly enrollment for this segment increased by 28,912 insureds when comparing the average enrollment for the three months ended September 30, 2002 to the three months ended September 30, 2001. This increase is due to the net effect of the following: the acquisition of the Southwest area effective October 1, 2001, the merger of six new municipalities into existing areas effective July 1, 2002 and the loss of seven municipalities of the Northwest area, which were merged into the West area (served by another carrier) effective July 1, 2002.

•	Effective October 1, 2001, the Commonwealth excluded mental health and substance abuse benefits from the coverage offered in the policy. Behavioral healthcare and mental healthcare companies now offer these benefits to the Healthcare Reform’s qualified membership. The exclusion of these benefits represents a decrease in earned premiums of approximately $9.0 million during the three months ended September 30, 2002.

Claims incurred during the three months ended September 30, 2002 reflect an increase of $5.2 million, or 5.2%, when compared to the three months ended September 30, 2001. This increase is due to the increase in volume of business, offset by the effect of the exclusion of mental health and substance abuse benefits from the coverage of the policy. During the three months ended September 30, 2002, the loss ratio experienced a decrease of 5.0 percentage points.

Operating expenses for the three months ended September 30, 2002, increased by $1.0 million, or 12.8%, when compared to the three months ended September 30, 2001. This increase is due to the segment’s increased volume of business. The expense ratio increased by 0.1 percentage points when compared to the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Earned premiums of the Healthcare Reform segment for the nine months ended September 30, 2002 increased by $42.1 million, or 12.9%, when compared to the same period of last year. This increase is the result of the following:

•	The average monthly enrollment for this segment increased by 76,368 insureds when comparing the average enrollment for the nine months ended September 30, 2002 to the nine months ended September 30, 2001. This increase is due to the net effect of the following: the acquisition of the Southwest area effective October 1, 2001, the merger of six new municipalities into existing areas effective July 1, 2002 and the loss of seven municipalities of the Northwest area, which were merged into the West area (served by anther carrier) effective July 1, 2002.

•	Premium rates were increased by approximately 13.2% during the Healthcare Reform contract renegotiation processes. New premium rates were negotiated effective October 1, 2001 for a nine-month period and effective July 1, 2002 for a twelve-month period ending on June 30, 2003.

•	Effective October 1, 2001, the Commonwealth excluded mental health and substance abuse benefits from the coverage offered in the policy. Behavioral healthcare and mental healthcare companies now offer these benefits to the Healthcare Reform’s qualified membership. The exclusion of these benefits decreased earned premiums by approximately $27.0 million during the nine months ended September 30, 2002 when compared to the earned premiums for the nine months ended September 30, 2001.

Claims incurred during the nine months ended September 30, 2002 reflect an increase of $33.2 million, or 11.0%, when compared to the nine months ended September 30, 2001. This increase is due to the increase in volume of business, offset by the effect of the exclusion of mental health and substance abuse benefits from the coverage of the policy. During the nine months ended September 30, 2002, the loss ratio experienced a decrease of 1.6 percentage points. The decrease in the loss ratio is the result of the increase in premium rates reduced by the elimination of the mental health and substance abuse benefits from the Healthcare Reform policy.

Operating expenses for the nine months ended September 30, 2002, increased by $5.6 million, or 24.4%, when compared to the nine months ended September 30, 2001. This increase is due to the segment’s increase in membership. The expense ratio increased by 0.7 percentage points when compared to the nine months ended September 30, 2001.

Property and Casualty Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,

(dollar amounts in thousands)	2002	2001	2002	2001

Premiums written:
Commercial multiperil	$12,631	11,125	36,115	30,486
Dwelling	4,308	4,930	12,673	13,686
Auto physical damage	4,692	4,287	12,711	10,594
Commercial auto liability	3,226	2,345	8,187	6,571
Medical malpractice	2,558	2,383	4,645	4,109
All other	4,247	2,203	9,828	7,836

Total premiums written	31,662	27,273	84,159	73,282

Premiums ceded	(12,550)	(9,676)	(29,069)	(29,205)
Change in unearned premiums	(4,148)	(3,460)	(9,674)	(2,882)

Net premiums earned	$14,964	14,137	45,416	41,195

Claims incurred	$8,341	8,238	24,429	24,118
Operating expenses	5,601	5,995	18,868	16,777

Total underwriting costs	$13,942	14,233	43,297	40,895

Underwriting income (loss)	$1,022	(96)	2,119	300

Loss ratio	55.7%	58.3%	53.8%	58.5%
Expense ratio	37.4%	42.4%	41.5%	40.7%

Combined ratio	93.2%	100.7%	95.3%	99.3%

Net investment income	$1,600	1,835	4,834	5,483
Realized gain on sale of securities	277	881	293	919
Unrealized loss on trading securities	(1,229)	(955)	(1,897)	(1,400)

Total net investment income	$648	1,761	3,230	5,002

Net income	$1,272	1,505	4,415	4,807

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Total premiums written for the three months ended September 30, 2002 increased by $4.4 million, or 16.1%, when compared to the three months ended September 30, 2001. This increase is reflected in the premiums written for the following lines of business:

•	The amount of premiums written in the general liability business (included within the “All other” caption in the above summary) reflect an increase of $1.9 million during this period. This fluctuation is due to the acquisition of one significant account within this line of business, which premiums written amounted to $1.2 million during this period.

•	The premiums written for the commercial multiperil line experienced an increase in premiums of $1.5 million, or 13.5%, during this period. This increase is due to increases in premium rates as a result of the deregulation of the commercial lines. In addition, premium rates for this line were also increased in order to take into consideration the sharp increases in reinsurance costs, particularly in catastrophe related perils.

•	The premiums written for the commercial auto liability line increased by $881 thousand, or 37.6%, during this period. This increase is also attributed to the deregulation of premium rates.

Approximately 55.0% of the increase in total premiums written is due to an increase in premium rates. The remaining 45% is attributed to an increase in the volume of business.

Premiums ceded to reinsurers during the three months ended September 30, 2002 increased by $2.9 million, or 29.7%, when compared to the same period for the prior year. This increase is due to the net effect of the following:

•	Catastrophe reinsurance costs increased by over 40% during this period. This increase is due to recent worldwide catastrophes.

•	The property and casualty segment has increased its risk retention of the commercial property portfolio. The increased retention, which decreases the amounts of premiums ceded to reinsurers, retains more premiums of this profitable line.

The property and casualty loss ratio experienced a decrease of 2.6 percentage points during the three months ended September 30, 2002 as compared to the same period of the prior year. This decrease is mostly the result of favorable underwriting results of the commercial multiperil line of business (resulting from increases in premium rates as a consequence of deregulation) and increased retention of the segment’s profitable lines of business. In addition, the segment’s medical malpractice line of business experienced an improvement in its loss ratio as a result of premium rate increases of approximately 60% (which were effective during April 2001) and strict adherence to underwriting practices and reinsurance constraints.

The operating expenses for the three months ended September 30, 2002 decreased by $394 thousand, or 6.6%, when compared to the operating expenses for the three months ended September 30, 2001. The expense ratio decreased by 5.0 percentage points during this period. The decrease in operating expenses and the expense ratio is due to an increase in the change in deferred acquisition costs during the period. The increase in deferred acquisition costs is the result of an increase in deferrable commission expense that resulted from the reduction of reinsurance commission income.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Total premiums written for the nine months ended September 30, 2002 increased by $10.9 million, or 14.8%, when compared to the nine months ended September 30, 2001. This increase is reflected in the premiums written for the following lines of business:

•	The premiums written for the commercial multiperil line experienced an increase in premiums of $5.6 million, or 18.5%, during this period. This increase is due to increases in premium rates as a result of the deregulation of the commercial lines. In addition, premium rates for this line were also increased in order to take into consideration the sharp increases in reinsurance costs, particularly in catastrophe related perils.

•	The premiums written for the auto physical damage line increased by $2.1 million, or 20.0%, during this period. This increase is concentrated in the commercial business and is also attributed to the deregulation of premium rates, mostly as a result of the elimination of credits or discounts in the commercial accounts.

•	The amount of premiums written in the general liability business (included within the “All other” caption in the above summary) reflect an increase of $1.5 million during this period. This fluctuation is due to the acquisition of one significant account within this line of business, which premiums written amounted to $1.2 during this period.

•	The premiums written for the commercial auto liability line increased by $1.6 million, or 24.6%, during this period. This increase is also attributed to the deregulation of premium rates.

Approximately 60.0% of the increase in total premiums written is due to an increase in premium rates. The remaining 40.0% is attributed to an increase in the volume of business.

The property and casualty loss ratio experienced a decrease of 4.7 percentage points during the nine months ended September 30, 2002 as compared to the same period of the prior year. This decrease is mostly the result of favorable underwriting results of the multiperil (resulting from increases in premium rates as a consequence of deregulation) and auto physical damage lines of business. In addition, the segment’s medical malpractice line of business experienced an improvement in its loss ratio as a result of premium rate increases of approximately 60% (which were effective during April 2001) and strict adherence to underwriting practices and reinsurance constraints.

The operating expenses for the nine months ended September 30, 2002 increased by $2.1 million, or 12.5%, when compared to the operating expenses for the nine months ended September 30, 2001. The expense ratio increased by 0.8 percentage points during this period. The increase in operating expenses and the expense ratio is the result of an increase in commission expense during the period. The increase in commission expense is due to the segment’s increased volume of business and to decreasing reinsurance commission income from the proportional reinsurance treaties.

Life and Disability Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,

(dollar amounts in thousands)	2002	2001	2002	2001

Net earned premiums and commission income:
Earned premiums	$5,476	4,848	15,719	12,952
Earned premiums ceded	(1,796)	(1,375)	(4,691)	(3,840)

Net earned premiums	3,680	3,473	11,028	9,112

Commission income on reinsurance	(51)	105	259	407

Total	$3,629	3,578	11,287	9,519

Claims incurred	$2,720	1,828	6,226	4,651
Operating expenses	1,265	1,165	3,815	3,219

Total underwriting costs	$3,985	2,993	10,041	7,870

Underwriting income (loss)	$(356)	585	1,246	1,649

Loss ratio	75.0%	51.1%	55.2%	48.9%
Expense ratio	34.9%	32.6%	33.8%	33.8%

Combined ratio	109.8%	83.7%	89.0%	82.7%

Net investment income	$552	636	1,713	1,878
Realized gain on sale of securities	4	2	66	32

Total net investment income	$556	638	1,779	1,910

Net income	$103	948	2,390	2,681

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Earned premiums for the three months ended September 30, 2002 increased by $628 thousand, or 12.9%, when compared to the three months ended September 30, 2001. This increase is mostly due to the segment’s increased volume of business during this period. Total average certificates in force in the group life and group disability business as of September 30, 2002 increased by 20,092 certificates, or 6.5%, when compared to the same period for last year.

Premiums ceded to reinsurers during the three months ended September 30, 2002 reflect an increase of $421 thousand, or 30.6%, when compared to the same period of the prior year. The ratio of earned premiums ceded to earned premiums was 32.8% and 28.4% for the three months period ended September 30, 2002 and 2001, respectively. The increase of 4.4 percentage points in the earned premiums ceded to earned premiums ratio from one period to another is due to a change in the mix of business subscribed by the segment and each business reinsurance policy. During this period in 2002, the segment subscribed more disability policies than in 2001. The disability insurance business has a higher cession percentage than the life insurance business.

Claims incurred for the three months ended September 30, 2002 increased by $892 thousand, or 48.8%, when compared to the three months ended September 30, 2001. The segment’s loss ratio reflects an increase of 23.9 percentage points during the same period. This increase is due to the following:

•	This segment has experienced an adverse development in the claims experience during the three months ended September 30, 2002, particularly in the group life business.

•	During the three months ended September 30, 2001, the segment recorded a release of incurred but not reported claims reserve of approximately $225 thousand. This adjustment was the result of a better than expected development of this reserve.

•	In addition, during the year 2002, the segment has subscribed more disability policies than during 2001. The disability insurance business has a higher loss ratio than the life insurance business thus, contributing to the segment’s increased loss ratio.

The segment’s expense ratio for the three months ended September 30, 2002 reflects an increase of 2.3 percentage points when compared to the same period of 2001. The increase of the expense ratio is mostly the result of an increase in the commission expense, payroll and payroll related expenses. The increase of these expenses is due to the increase in the volume of business noted during this period.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Earned premiums for the nine months ended September 30, 2002 increased by $2.8 million, or 21.4%, when compared to the nine months ended September 30, 2001. This increase is mostly due to the segment’s increased volume of business during this period. Total average certificates in force in the group life and group disability business as of September 30, 2002 increased by 35,662 certificates, or 12.0%, when compared to the same period for last year.

Premiums ceded to reinsurers during the nine months ended September 30, 2002 reflect an increase of $851 thousand, or 22.2%, when compared to the same period of the prior year. This increase is directly related to the segment’s increased volume of business. The ratio of earned premiums ceded to earned premiums was 29.8% and 29.7% for the nine-month period ended September 30, 2002 and 2001, respectively.

Claims incurred for the nine months ended September 30, 2002 increased by $1.6 million, or 33.9%, when compared to the nine months ended September 30, 2001. The segment’s loss ratio reflects an increase of 6.3 percentage points during the same period. This increase is mostly attributed to the effect of the following:

•	This segment has experienced an adverse development in the claims experience during the nine months ended September 30, 2002, particularly in the group life business.

•	During the nine months ended September 30, 2001 the segment recorded a release of the incurred but not reported claims reserve of approximately $575 thousand. This adjustment was the result of a better than expected development of this reserve.

•	In addition, during the year 2002, the segment has subscribed more disability policies than during 2001. The disability insurance business has a higher loss ratio than the life insurance business, which contributes to the segment’s increased loss ratio.

The segment’s operating expenses for the nine months ended September 30, 2002 reflect an increase of $596 thousand, or 18.5%, when compared to the operating expenses for the same period of 2001. The increase in the operating expenses is mostly due to an increase in the commission expense, payroll and payroll related expenses. The increase of these expenses is due to the increase in the volume of business noted during this period. The segment’s expense ratio was 33.8% during the nine months ended September 30, 2002 and 2001.

Liquidity and Capital Resources

Cash Flows

The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.

As of September 30, 2002 and December 31, 2001, the Corporation’s cash and cash equivalents amounted to $117.5 million and $81.0 million, respectively. The sources of funds considered in meeting the objectives of the Corporation’s operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.

Management believes that the Corporation’s net cash flows from operations are expected to sustain the operations for the next year and thereafter, as long as the operations continue showing positive results. The Corporation is continually monitoring premium rates and claims incurred to ascertain the sustainability of its net cash flows from operations. In addition the Corporation has the ability to increase premium rates throughout the year in the policies’ renewal process that is performed on a monthly basis.

Cash Flows from Operations

Most of the cash flows from operating activities are generated from the insurance subsidiaries. The basic components of the cash flows from operations are premium collections, claims payments less reinsurance premiums, and payment of operating expenses.

Net cash flows provided by operating activities amounted to $61.4 million and $28.3 million for the nine months ended September 30, 2002 and 2001, respectively, an increase of $33.1 million. This increase in cash flows provided by operating activities is mainly attributed to the net effect of the following:

•	Premiums collected increased by $88.4 when comparing collections during the nine months ended September 30, 2002 with the nine months ended September 30, 2001. This increase is mostly the result of the increased volume of business and increased premium rates of the operating segments.

•	The amount of contingency reserve funds collected from the Federal Government in relation to the Federal Employees Health Benefit Plan (FEHBP) increased by $1.7 million when comparing the amount collected as of September 30, 2002 with the same amount of the prior year.

•	The net acquisitions of investments in the trading portfolio decreased by $1.5 million during the nine months ended September 30, 2002.

•	The amount of interest paid during the nine months ended September 30, 2002 decreased by $1.4 million when compared to the same amount of the prior year. The Corporation’s average interest rate as of September 30, 2002 and 2001 was 4.4% and 6.3%, respectively. This decrease is attributed to the overall decrease in interest rates experienced in the market.

•	The amount of claims losses and benefits paid for the nine months ended September 30, 2002 reflect an increase of $39.8 million when compared to the same amount of the prior year. The increase in the amount of claims losses and benefits paid is mostly the result of the segments’ increased volume of business.

•	The amount of cash paid to suppliers and employees reflects an increase of $20.1 million when comparing the nine months ended September 30, 2002 with the nine months ended September 30, 2001. The amount of cash paid to suppliers and employees increased as a result of additional expenses generated from the acquisition of new business.

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

Net cash flows used in investing activities amounted to $13.0 million and $8.5 million for the nine months ended September 30, 2002 and 2001, respectively. The cash flows used in investing activities during these periods are attributed to the investment of the excess cash generated from the operations. Total acquisition of investments exceeded the proceeds from investments sold or matured by $9.6 million and $5.1 million during the nine months ended September 30, 2002 and 2001, respectively.

Cash Flows from Financing Activities

Net cash flows used in financing activities amounted to $11.9 million and $8.8 million for the nine months ended September 30, 2002 and 2001, respectively. The increase of $3.1 million during this period is mainly due to the combined effect of the following:

•	The payments of long-term debt increased from $1.6 million for the nine months ended September 30, 2001 to $4.5 million for the nine months ended September 30, 2002, an increase of $2.9 million. This increase is due to additional payments made during the period over the scheduled principal payments of the credit agreements.

•	An increase in the amount of surrenders of individual retirement annuities of $2.5 million from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. In addition, the amount of proceeds from deposits of individual retirement annuities decreased by $358 thousand during the same period. This fluctuation in the individual retirement accounts is attributed to the aggressive competition in the market for this product in Puerto Rico.

•	The change in outstanding checks in excess of bank balances reflects a decrease of $2.6 million during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The amount of checks in excess of bank balances represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

Financing and Financing Capacity

The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of September 30, 2002, the Corporation had $56 million in available credit under these agreements, although there is no balance due as of that date.

In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates determined by the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of September 30, 2002, the two credit agreements have an outstanding balance of $34.5 million and $16.2 million and an average annual interest rate of 4.8% and 3.3%, respectively. These credit agreements contain several restrictive covenants, including, but not limited to, restrictions to incur in additional indebtedness and the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of September 30, 2002, management believes the Corporation is in compliance with these covenants. Further details regarding these credit agreements are incorporated by reference in Item 2. Financial Information of the Corporation’s Form 10/A filed as of December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Corporation is exposed to certain market risks that are inherent in the Corporation’s financial instruments, which arise from transactions entered into in the normal course of business. The Corporation does not enter into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, but is subject to market risk on certain of its financial instruments. The Corporation has exposure to market risk mostly in its investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices. No material changes have occurred in the Corporation’s exposure to financial market risks since December 31, 2001. A discussion of the Corporation’s market risk as of December 31, 2001 is incorporated by reference in Item 2 of the Corporation’s Form 10/A.

Item 4. Controls and Procedures

Within the 90 days prior to the date of this quarterly report, TSM’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures (as defined in Rule 13a-14(c) under the Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that TSM’s disclosure controls and procedures are effective in ensuring that all information required to be disclosed by TSM in the reports it files or submits under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to TSM’s management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

(a)	In a letter to TSI, dated March 14, 2002, the Commissioner of Insurance of Puerto Rico stated that the ratification of the corporate reorganization was not required, and that TSI had complied with the Commissioner’s order of October 6, 1999 relating to the corporate reorganization. Thereafter, two stockholders of TSM filed a petition for review of the Commissioner’s determination before the Puerto Rico Circuit Court of Appeals, which petition was opposed by TSI and by the Commissioner of Insurance.

Pursuant to that review, on September 24, 2002, the Puerto Rico Circuit Court of Appeals issued an order requiring the Commissioner of Insurance to order that a meeting of shareholders be held to ratify TSI’s corporate reorganization and the change of name of TSI from “Seguros de Servicios de Salud de Puerto Rico, Inc.” to “Triple-S, Inc.”. The Circuit Court of Appeals based its decision on administrative and procedural issues directed at the Commissioner of Insurance. The Commissioner of Insurance filed a motion of reconsideration with the Circuit Court of Appeals on October 11, 2002. TSI and TSM also filed a motion of reconsideration.

As part of this litigation, the shareholders who have pursued this litigation requested that the Circuit Court of Appeals take whatever action it deemed appropriate to safeguard its order, in view of the Special Meeting of Shareholders of TSM that was scheduled for October 13, 2002. TSM immediately filed a motion in opposition to that request. The Circuit Court of Appeals issued a determination before the meeting was held, refusing to take any action.

On October 25, 2002 the Circuit Court of Appeals dismissed the Commissioner of Insurance’s Motion for Reconsideration. In addition, the Circuit Court of Appeals ordered the two stockholders who filed the petition for review and to reply within twenty (20) days to TSI’s and TSM’s Motion of Reconsideration.

(b)	As of September 30, 2002, the Corporation was a defendant in various lawsuits arising out of the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Corporation’s consolidated financial position and results of operations.

Item 4. Submissions of Matters to a Vote of Security Holders

The Corporation held a special meeting of shareholders on October 13, 2002 (the “Special Meeting”) to vote on a series of amendments to the Corporation’s Articles of Incorporation and By-Laws, relating to changes to its capital structure in order to allow TSM to expand its base of shareholders. At the Special Meeting, only 57.3% of total shares outstanding were represented, but more than 75.0% were required in order to take a vote to implement the proposals to amend TSM’s capital structure. Therefore, a resolution to recess the Special Meeting and continue it at a later date was put to a vote. This Resolution received 5,190 votes in favor, 165 votes against and 3 abstentions and, therefore, it was approved.

Item 5. Other Information

(a)	The Puerto Rico House of Representatives Banking and Insurance Committee is conducting an investigation of TSI’s tax treatment under rulings issued by the Puerto Rico Department of the Treasury that grant TSI’s tax exempt status. TSI has provided to the Committee the information and documents as requested. A similar resolution was approved by the Puerto Rico Senate.

(b)	Shareholders’ proposals intended to be presented at the 2003 Annual Meeting of Shareholders must be received by the Corporation’s Secretary, at its executive offices, located at the sixth floor of 1441 F.D. Roosevelt Avenue, San Juan, Puerto Rico, 00920, or by mail at PO Box 363628, San Juan, Puerto Rico, 00936-3628, no later than November 27, 2002, for inclusion in the Corporation’s Proxy Statement and Form of Proxy relating to the 2003 Annual Meeting of Shareholders.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and nine months ended September 30, 2002 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Form 10-Q.

Exhibit 12	Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and nine months ended September 30, 2002 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Form 10-Q.

All other exhibits for which provision is made in the applicable accounting regulation of the United States Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	Reports on Form 8-K:

The Corporation filed with the Securities and Exchange Commission the following Current reports on Form 8-K:

•	Form 8-K dated August 23, 2002, to clarify that the Corporation has no plans to distribute dividends this year, as a published newspaper article may have suggested.

•	Form 8-K dated September 23, 2002, to report the issuance of a press release announcing that the Corporation would convene its shareholders on October 13, 2002, to vote on a series of amendments to the Corporation’s Articles of Incorporation and By-Laws relating to changes to its capital structure, in order to allow TSM to increase its base of shareholders.

•	Form 8-K dated October 2, 2002, to report that on September 24, 2002, the Puerto Rico Circuit Court of Appeals issued an order requiring the Commissioner of Insurance of Puerto Rico to order a meeting of shareholders to ratify the corporate reorganization and the change of TSI’s name from “Seguros de Servicios de Salud de Puerto Rico, Inc.” to “Triple-S, Inc.”. The Circuit Court of Appeals based its decision on administrative and procedural issues directed at the Commissioner of Insurance.

•	Form 8-K dated October 17, 2002, to report the issuance of a press release announcing that 96% of the shares present and represented at the Special Meeting, held on October 13, 2002, voted in favor of continuing the meeting at a later date. This was necessary since only 57.3% of total shares outstanding were represented at the Special Meeting and 75.0% or more was required in order to take a vote to implement the proposals to amend TSM’s capital structure. These proposals were approved by shareholders in the Annual Shareholders Meeting held in April 2001. It was also reported in this Current Report that the Board of Directors of TSM approved, on October 14, 2002, a resolution setting February 9, 2003 as the date to reconvene and continue the Special Meeting and that shareholders would be notified of said date.

SIGNATURES

Pursuant to the requirements of the United States Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triple-S Management Corporation Registrant

Date:	November 14, 2002	By:	/s/ Ramón M. Ruiz-Comas

Ramón M. Ruiz-Comas President and Chief Executive Officer

Date:	November 14, 2002	By:	/s/ Juan J. Román

Juan J. Román Vice President of Finance and Chief Financial Officer

CERTIFICATION

I, Ramón M. Ruiz-Comas, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Triple-S Management Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ Ramón M. Ruiz-Comas

Ramón M. Ruiz-Comas President and Chief Executive Officer

CERTIFICATION

I, Juan J. Román, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Triple-S Management Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:	/s/ Juan J. Román

Juan J. Román Vice President of Finance and Chief Financial Officer