Form 10-Q/A
period 2002-06-30
TRIPLE-S MANAGEMENT CORP
filed 2002-12-03
CIK 1171662

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-49762

TRIPLE-S MANAGEMENT CORPORATION

(Exact name of registrant as specified in its charter)

Puerto Rico (State or other jurisdiction of incorporation or organization)	66-0555678 (I.R.S. Employer Identification No.)

1441 F.D. Roosevelt Avenue San Juan, Puerto Rico (Address of principal executive offices)	00920 (Zip code)

(787) 749-4949
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☑    No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2002

Common Stock, $40.00 par value	9,611

TRIPLE-S MANAGEMENT CORPORATION

Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2002

		PAGE
PART I –	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2002 and December 31 2001	3
	Consolidated Statements of Operations for the three months and six months ended June 30, 2002 and 2001	4
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the three months and six months ended June 30, 2002 and 2001	5
	Consolidated Statements of Cash Flows for the six months ended June 30, 2002 and 2001	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
PART II –	OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 4.	Submissions of Matters to a Vote of Security Holders	43
Item 5.	Other Information	45
Item 6.	Exhibits and Reports on Form 8-K	46
SIGNATURES		47

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2002	2001

ASSETS
Investments and cash:
Securities held for trading, at fair value:
Fixed maturities	$36,329	38,107
Equity securities	45,814	50,743
Securities available for sale, at fair value:
Fixed maturities	311,154	286,505
Equity securities	40,301	37,829
Securities held to maturity, at amortized cost:
Fixed maturities	2,388	3,779
Cash and cash equivalents	80,026	80,970

Total investments and cash	516,012	497,933

Premiums and other receivables, net	93,230	74,872
Deferred policy acquisition costs	11,480	9,550
Property and equipment, net	37,744	39,090
Other assets	31,602	34,613

Total assets	$690,068	656,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Claim liabilities:
Claims processed and incomplete, and future policy benefits	$123,076	114,599
Unreported losses	107,584	103,240
Unpaid loss-adjustment expenses	12,825	11,601

Total claim liabilities	243,485	229,440

Unearned premiums	61,241	58,306
Individual retirement annuities	14,186	17,426
Liability to Federal Employees Health Benefits Program	7,781	12,130
Accounts payable and accrued liabilities	102,667	97,078
Loans payable to bank	53,717	55,650

Total liabilities	483,077	470,030

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 9,611 and 9,714 at June 30, 2002 and December 31, 2001, respectively	384	389
Additional paid-in capital	150,406	150,405
Operating reserve	29,968	14,250
Accumulated other comprehensive income – net unrealized gain on securities available for sale	26,233	20,984

Total stockholders’ equity	206,991	186,028

Total liabilities and stockholders’ equity	$690,068	656,058

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
For the three months and six months ended June 30, 2002 and 2001
(Dollar amounts in thousands)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

REVENUES:
Premiums earned, net	$308,478	275,902	618,320	554,366
Amounts attributable to self-funded arrangements	37,427	33,034	72,265	66,337
Less amounts attributable to claims under self-funded arrangements	(36,379)	(30,821)	(68,837)	(63,008)

	309,526	278,115	621,748	557,695
Net investment income	6,359	6,362	12,349	12,560
Net realized investment gains (losses)	6	1,571	(150)	2,380
Net unrealized investment gain (loss) on trading securities	(5,662)	(838)	(5,377)	(3,124)
Other income, net	211	4,484	424	4,532

Total revenue	310,440	289,694	628,994	574,043

BENEFITS AND EXPENSES:
Claims incurred	260,878	249,420	532,651	493,555
Operating expenses, net of reimbursement for services	38,642	32,967	77,353	66,943
Interest expense	872	1,435	1,991	3,047

Total benefits and expenses	300,392	283,822	611,995	563,545

Income before taxes	10,048	5,872	16,999	10,498

INCOME TAX EXPENSE:
Current	318	203	517	491
Deferred	463	114	764	286

Total income taxes	781	317	1,281	777

Net income	$9,267	5,555	15,718	9,721

Basic net income per share as if the Company operated as a for-profit organization	$0.79	0.40	1.37	0.73

Basic net income per share as if Triple-S, Inc. operated as a not-for-profit organization	$0.30	0.27	0.59	0.54

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the three months
and six months ended June 30, 2002 and 2001
(Dollar amounts in thousands)

	2002	2001

BALANCE AT APRIL 1	$189,547	170,679
Stock redemption	(1)	—
Comprehensive income:
Net income	9,267	5,555
Net unrealized change in investment securities	8,178	902

Total comprehensive income	17,445	6,457

BALANCE AT JUNE 30	$206,991	177,136

BALANCE AT JANUARY 1	$186,028	159,693
Stock redemption	(4)	1
Comprehensive income:
Net income	15,718	9,721
Net unrealized change in investment securities	5,249	7,721

Total comprehensive income	20,967	17,442

BALANCE AT JUNE 30	$206,991	177,136

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2002 and 2001
(Dollar amounts in thousands)

	Six months ended June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums collected	$600,770	538,515
Cash paid to suppliers and employees	(72,893)	(63,821)
Claims losses and benefits paid	(518,601)	(495,396)
Interest received	11,331	13,396
Proceeds from trading securities sold or matured:
Fixed securities sold	76,122	12,609
Equity securities	9,609	11,148
Acquisitions of investments in trading portfolio:
Fixed maturities	(74,557)	(14,979)
Equity securities	(10,137)	(13,187)
Interest paid	(1,320)	(2,285)
Expense reimbursement from Medicare	5,982	6,017
Contingency reserve funds from FEHBP	—	4,226

Net cash provided by (used in) operating activities	26,306	(3,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	15,597	626
Fixed maturities matured	57,392	54,877
Equity securities	2,642	3,104
Securities held to maturity:
Fixed maturities matured	1,433	—
Acquisitions of investments:
Securities available for sale:
Fixed maturities	(96,264)	(70,733)
Capital expenditures	(3,250)	(2,851)
Proceeds from sale of property and equipment	922	339

Net cash used in investing activities	(21,528)	(14,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in outstanding checks in excess of bank balances	(151)	7,491
Payments of long term debt	(1,933)	(1,183)
Redemption of common stocks	(4)	1
Proceeds from individual retirement annuities	791	1,254
Surrenders of individual retirement annuities	(4,425)	(2,153)

Net cash provided by (used in) financing activities	(5,722)	5,410

Net decrease in cash and cash equivalents	(944)	(12,985)
Cash and cash equivalents at beginning of the period	80,970	33,566

Cash and cash equivalents at end of the period	$80,026	20,581

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

(1) Basis of Presentation

The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries (the Corporation) are unaudited, except for the balance sheet information as of December 31, 2001, which is derived from the Corporation’s audited consolidated financial statements, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, the consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Form 10-A for the year ended December 31, 2001.

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

(2) Segment Information

The following tables summarize the operations by major operating segment for the three months and six months ended June 30, 2002 and 2001:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

	Operating Segment

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

THREE MONTHS ENDED JUNE 30, 2002
Premiums earned, net	$167,296	123,079	14,364	3,845	—	308,584
Amounts attributable to self-funded arrangements	37,321	—	—	—	—	37,321
Less: Amounts attributable to claims under self-funded arrangements	(36,379)	—	—	—	—	(36,379)
Intersegment premiums earned/service revenues	684	—	—	—	12,691	13,375

	168,922	123,079	14,364	3,845	12,691	322,901
Net investment income	2,759	1,297	1,656	571	—	6,283
Realized gain (loss) on sale of securities	113	(170)	71	(8)	—	6
Unrealized loss on trading securities	(4,442)	(387)	(833)	—	—	(5,662)
Other	62	(8)	30	29	—	113

Total revenues	$167,414	123,811	15,288	4,437	12,691	323,641

Underwriting income (loss)	$8,612	(1,097)	936	1,249	354	10,054

Net income (loss)	$6,898	(555)	1,411	1,523	207	9,484

Claims incurred	$137,558	113,711	8,287	1,322	—	260,878

Operating expenses	$22,752	10,465	5,141	1,274	12,337	51,969

Depreciation expense, included in operating expenses	$1,739	—	117	14	—	1,870

Interest expense	$206	190	—	173	—	569

Income taxes	$—	—	449	145	147	741

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

	Operating Segment

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

THREE MONTHS ENDED JUNE 30, 2001
Premiums earned, net	$151,403	109,026	12,050	3,266	—	275,745
Amounts attributable to self-funded arrangements	33,191	—	—	—	—	33,191
Less: Amounts attributable to claims under self-funded arrangements	(30,821)	—	—	—	—	(30,821)
Intersegment premiums earned/service revenues	212	—	—	—	2,261	2,473

	153,985	109,026	12,050	3,266	2,261	280,588
Net investment income	2,650	1,156	1,842	620	—	6,268
Realized gain (loss) on sale of securities	1,654	(50)	(33)	—	—	1,571
Unrealized gain (loss)on trading securities	(1,200)	(23)	385	—	—	(838)
Other	4,327	(13)	46	9	—	4,369

Total revenues	$161,416	110,096	14,290	3,895	2,261	291,958

Underwriting income (loss)	$(4,875)	(25)	(328)	752	103	(4,373)

Net income	$2,155	692	1,687	1,052	79	5,665

Claims incurred	$138,393	101,501	8,052	1,474	—	249,420

Operating expenses	$20,467	7,550	4,326	1,040	2,158	35,541

Depreciation expense, included in operating expenses	$985	—	109	15	—	1,109

Interest expense	$400	354	—	239	—	993

Income taxes	$—	—	225	90	24	339

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

	Operating Segment

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

SIX MONTHS ENDED JUNE 30, 2002
Premiums earned, net	$332,294	247,526	30,452	7,658	—	617,930
Amounts attributable to self-funded arrangements	72,655	—	—	—	—	72,655
Less: Amounts attributable to claims under self-funded arrangements	(68,837)	—	—	—	—	(68,837)
Intersegment premiums earned/service revenues	1,352	—	—	—	24,165	25,517

	337,464	247,526	30,452	7,658	24,165	647,265
Net investment income	5,317	2,485	3,234	1,161	—	12,197
Realized gain (loss) on sale of securities	(61)	(167)	16	62	—	(150)
Unrealized loss on trading securities	(4,056)	(653)	(668)	—	—	(5,377)
Other	97	(22)	100	53	—	228

Total revenues	$338,761	249,169	33,134	8,934	24,165	654,163

Underwriting income (loss)	$9,547	(1,633)	1,097	1,602	770	11,383

Net income	$10,425	(407)	3,143	2,287	475	15,923

Claims incurred	$283,362	229,695	16,088	3,506	—	532,651

Operating expenses	$44,555	19,464	13,267	2,550	23,395	103,231

Depreciation expense, included in operating expenses	$2,830	—	240	27	—	3,097

Interest expense	$419	417	—	395	—	1,231

Income taxes	$—	—	636	196	295	1,127

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

	Operating Segment

	Health	Health
	Insurance	Insurance	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

SIX MONTHS ENDED JUNE 30, 2001
Premiums earned, net	$303,449	217,604	27,058	5,941	—	554,052
Amounts attributable to self-funded arrangements	66,651	—	—	—	—	66,651
Less: Amounts attributable to claims under self-funded arrangements	(63,008)	—	—	—	—	(63,008)
Intersegment premiums earned/service revenues	423	—	—	—	4,560	4,983

	307,515	217,604	27,058	5,941	4,560	562,678
Net investment income	5,197	2,281	3,648	1,242	—	12,368
Realized gain on sale of securities	2,217	90	38	30	—	2,375
Unrealized loss on trading securities	(2,372)	(307)	(445)	—	—	(3,124)
Other	4,245	(41)	115	17	—	4,336

Total revenues	$316,802	219,627	30,414	7,230	4,560	578,633

Underwriting income (loss)	$(6,389)	1,011	396	1,064	357	(3,561)

Net income	$2,036	2,330	3,302	1,733	252	9,653

Claims incurred	$273,157	201,695	15,880	2,823	—	493,555

Operating expenses	$40,747	14,898	10,782	2,054	4,203	72,684

Depreciation expense, included in operating expenses	$2,016	—	217	29	—	2,262

Interest expense	$863	703	—	482	—	2,048

Income taxes	$—	—	450	138	105	693

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

Balance Sheet Items

	Operating Segment

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

AS OF JUNE 30, 2002
Segment assets	$318,087	102,555	187,817	51,081	941	660,481

Significant noncash item — net change in unrealized gain on securities available for sale	$3,721	376	447	422	—	4,966

AS OF DECEMBER 31, 2001
Segment assets	$287,893	105,319	179,184	50,410	515	623,321

Significant noncash item — net change in unrealized gain on securities available for sale	$1,036	1,368	1,091	990	—	4,485

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

TOTAL REVENUES
Total revenues for reportable segments	$310,950	289,697	629,998	574,073
Total revenues for other segments	12,691	2,261	24,165	4,560

	323,641	291,958	654,163	578,633
Elimination of intersegment earned premiums	(684)	(212)	(1,352)	(423)
Elimination of intersegment service revenues	(12,691)	(2,261)	(24,165)	(4,560)
Unallocated amount — revenues from external sources	174	209	348	393

	(13,201)	(2,264)	(25,169)	(4,590)

Consolidated total revenues	$310,440	289,694	628,994	574,043

PROFIT AND LOSS
UNDERWRITING INCOME
Underwriting income (loss) for reportable segments	$9,700	(4,476)	10,613	(3,918)
Underwriting income for other segments	354	103	770	357

	10,054	(4,373)	11,383	(3,561)
Elimination of TSM charge — rent expense	1,546	1,546	3,092	3,092
TSM general and administrative expenses	(1,594)	(1,445)	(2,731)	(2,334)

	(48)	101	361	758

Consolidated underwriting income (loss)	$10,006	(4,272)	11,744	(2,803)

NET INCOME (LOSS)
Net income for reportable segments	$9,277	5,586	15,448	9,401
Net income for other segments	207	79	475	252

	9,484	5,665	15,923	9,653

Elimination of TSM charges:
Rent expense	1,546	1,546	3,092	3,092
Interest expense	206	400	419	863

	1,752	1,946	3,511	3,955

Unallocated amounts related to TSM:
General and administrative expenses	(1,594)	(1,445)	(2,731)	(2,334)
Interest expense	(509)	(842)	(1,179)	(1,862)
Other revenues (expenses) from external sources	134	231	194	309

	(1,969)	(2,056)	(3,716)	(3,887)

Consolidated net income (loss)	$9,267	5,555	15,718	9,721

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS
OTHER SIGNIFICANT ITEMS

	Three months ended June 30, 2002

	Segment		Consolidated
	Totals	Adjustments*	Totals

Claims incurred	$260,878	—	260,878
Operating expenses	51,969	(13,327)	38,642
Depreciation expense	1,870	291	2,161
Interest expense	569	303	872
Income taxes	741	40	781

	Three months ended June 30, 2001

	Segment		Consolidated
	Totals	Adjustments*	Totals

Claims incurred	$249,420	—	249,420
Operating expenses	35,541	(2,574)	32,967
Depreciation expense	1,109	336	1,445
Interest expense	993	442	1,435
Income taxes	339	(22)	317

*     Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Six months ended June 30, 2002

	Segment		Consolidated
	Totals	Adjustments*	Totals

Claims incurred	$532,651	—	532,651
Operating expenses	103,231	(25,878)	77,353
Depreciation expense	3,097	576	3,673
Interest expense	1,231	760	1,991
Income taxes	1,127	154	1,281

	Six months ended June 30, 2001

	Segment		Consolidated
	Totals	Adjustments*	Totals

Claims incurred	$493,555	—	493,555
Operating expenses	72,684	(5,741)	66,943
Depreciation expense	2,262	672	2,934
Interest expense	2,048	999	3,047
Income taxes	693	84	777

*     Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	June 30,	December 31,
	2002	2001

ASSETS
Total assets for reportable segments	$659,540	622,806
Total assets for other segments	941	515

	660,481	623,321

Elimination entries — intersegment receivables	(8,835)	(5,677)

Unallocated amounts:
Parent cash, cash equivalents and investments	8,681	7,909
Parent net property and equipment	29,498	30,018
Parent other assets	243	487

	38,422	38,414

Consolidated assets	$690,068	656,058

OTHER SIGNIFICANT ITEMS

	As of June 30, 2002

	Segment		Consolidated
	Totals	Adjustments*	Totals

Significant noncash item — net change in unrealized gain on securities available for sale	$4,966	253	5,249

	As of December 31, 2001

	Segment		Consolidated
	Totals	Adjustments*	Totals

Significant noncash item — net change in unrealized gain on securities available for sale	$4,485	139	4,624

*     Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

(3) Investment in Securities

The Corporation’s investment at June 30, 2002 and December 31, 2001, consist of the following:

	(Unaudited) June 30,	December 31,
	2002	2001

Trading securities, at fair value	$82,143	88,850
Available for sale, at fair value	351,455	324,334
Held to maturity, at amortized cost	2,388	3,779

Total premiums and other receivables	$435,986	416,963

The amortized cost for debt securities and equity securities, gross unrealized gain, gross unrealized losses, and estimated fair value for trading, available for sale and held to maturity securities by major security type and class of security at June 30, 2002 and December 31, 2001, were as follows:

	June 30, 2002 (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Trading securities:
Fixed maturities	$35,452	900	(23)	36,329
Equity securities	48,154	4,580	(6,920)	45,814

	$83,606	5,480	(6,943)	82,143

	June 30, 2002 (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities available for sale:
Fixed maturities	$306,148	5,191	(185)	311,154
Equity securities	18,210	22,213	(122)	40,301

	$324,358	27,404	(307)	351,455

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

June 30, 2002 (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities held to maturity:
Fixed maturities	$2,388	—	(50)	2,338

	December 31, 2001

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Trading securities:
Fixed maturities	$37,313	1,118	(324)	38,107
Equity securities	47,623	7,299	(4,179)	50,743

	$84,936	8,417	(4,503)	88,850

	December 31, 2001

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities available for sale:
Fixed maturities	$281,833	5,295	(623)	286,505
Equity securities	20,857	17,423	(451)	37,829

	$302,690	22,718	(1,074)	324,334

December 31, 2001

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities held to maturity:
Fixed maturities	$3,779	32	(88)	3,723

Investment in securities at June 30, 2002 are mostly comprised of U.S. Treasury securities and obligations of U.S. government instrumentalities (52.4%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (11.5%), obligations of the government of Puerto Rico and its instrumentalities (4.7%) and

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

obligations of states and political subdivisions (1.6%). The remaining 29.8% of the investment portfolio is comprised of corporate debt and equity securities.

The Corporation regularly monitors the difference between the costs and estimated fair value of their investments. If a decline in the market value of any available for sale or held to maturity security below cost is deemed to be other than temporary, the carrying amount will be reduced to fair value. If investments experience a decline in value that is deemed to be other than temporary, the security is written down to fair value with a charge to operations and new cost basis for the security is established. No impairment has been noted nor recognized by the Corporation during the three months and six months ended June 30, 2002 and 2001.

(4) Premiums and Other Receivables

Premiums and other receivables as of June 30, 2002 and December 31, 2001 were as follows:

	(Unaudited)
	June 30	December 31,
(dollar amounts in thousands)	2002	2001

Premiums	$50,825	40,373
Self-funded group receivables	13,385	11,241
FEHBP	10,983	5,379
Accrued interest	4,912	4,833
Reinsurance recoverable on paid losses	14,735	13,371
Other	10,978	11,353

	105,818	86,550
Less allowance for doubtful receivables	12,588	11,678

Total premiums and other receivables	$93,230	74,872

(5) Claim Liabilities

The activity in the total claim liabilities for the three months ended June 30, 2002 and 2001 is as follows:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

	(Unaudited)
	Three months ended June 30,

(dollar amounts in thousands)	2002	2001

Claim liabilities at beginning of the period	$251,700	184,895
Reinsurance recoverable on claim liabilities	(11,749)	(10,087)

Net claim liabilities at beginning of the period	239,951	174,808

Incurred claims and loss adjustment expenses:
Current period insured events	258,309	248,597
Prior period insured events	2,569	823

Total	260,878	249,420

Payments of losses and loss adjustment expenses:
Current period insured events	248,766	230,619
Prior period insured events	19,928	20,434

Total	268,694	251,053

Net claim liabilities at end of the period	232,135	173,175
Reinsurance recoverable on claim liabilities	11,350	10,256

Claim liabilities at end of the period	$243,485	183,431

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

The activity in the total claim liabilities for the six months ended June 30, 2002 and 2001 is as follows:

	(Unaudited)
	Six months ended June 30,

(dollar amounts in thousands)	2002	2001

Claim liabilities at beginning of the period	$229,440	183,231
Reinsurance recoverable on claim liabilities	(10,062)	(7,636)

Net claim liabilities at beginning of the period	219,378	175,595

Incurred claims and loss adjustment expenses:
Current period insured events	536,325	496,364
Prior period insured events	(3,674)	(2,809)

Total	532,651	493,555

Payments of losses and loss adjustment expenses:
Current period insured events	403,151	367,855
Prior period insured events	116,743	128,120

Total	519,894	495,975

Net claim liabilities at end of the period	232,135	173,175
Reinsurance recoverable on claim liabilities	11,350	10,256

Claim liabilities at end of the period	$243,485	183,431

(6) Net Income (Loss) Available to Stockholders and Net Income (Loss) per Share

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

In the event that the stockholders of the Corporation decide to operate the Corporation as a for-profit organization and the Board of Directors of the Corporation decides to declare and distribute dividends, the amount of net income (loss) that could be available for distribution would exclude Triple-S, Inc.’s (TSI) net income, due to TSI’s tax-exempt status. TSI’s tax-exempt status was obtained through an income tax ruling issued by the Treasury Department of Puerto Rico and reaffirmed through a letter dated July 3, 2001. For purposes of computing the basic earnings per share presented in the consolidated statement of operations, the Corporation considers the operations of TSI as if TSI operated without the income tax exemption. Under this scenario, in order to determine the net income (loss) that could be available to stockholders, the Corporation estimates the Puerto Rico income taxes that would have otherwise resulted from TSI’s operations and deducts such amount from the results of operations of each period. TSI’s estimate of Puerto Rico income taxes, computed for such purposes, was determined as for an other than life insurance entity, as such term is defined in the Puerto Rico Internal Revenue Code of 1994, as amended. The effective tax rate used was 39% for the three months and six months ended June 30, 2002 and 2001.

The following tables set forth the net income that could be available to stockholders if TSI operated without the tax exemption for the three months and six months ended June 30, 2002 and 2001 (dollar amounts in thousands).

	Three months ended March 30,
	(Unaudited)
	Three months ended June 30,

	2002	2001

Net income for the period	$9,267	5,555
Less tax effect on TSI operations	1,617	1,620

Net income available to stockholders	$7,650	3,935

	(Unaudited)
	Six months ended June 30,

	2002	2001

Net income for the period	$15,718	9,721
Less tax effect on TSI operations	2,493	2,488

Net income available to stockholders	$13,225	7,233

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

The following tables set forth the computation of basic earnings per share for the three months and six months ended June 30, 2002 and 2001 (dollar amounts in thousands, except for outstanding shares).

	Three months ended March 31,
	(Unaudited)
	Three months ended June 30,

	2002	2001

Numerator for basic earnings per share:
Net income available to stockholders	$7,650	3,935

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,626	9,886

Basic net income per share	$0.79	0.40

	Three months ended March 31,
	(Unaudited)
	Six months ended June 30,

	2002	2001

Numerator for basic earnings per share:
Net income available to stockholders	$13,225	7,233

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,650	9,886

Basic net income per share	$1.37	0.73

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2002
(Dollar amounts in thousands)

(Unaudited)

	Three months ended March 31,
	(Unaudited)
	Three months ended June 30,

	2002	2001

Net income for the period	$9,267	5,555
Less TSI operations	6,343	2,842

Net income available to stockholders	$2,924	2,713

	(Unaudited)
	Six months ended June 30,

	2002	2001

Net income for the period	$15,718	9,721
Less TSI operations	10,018	4,365

Net income available to stockholders	$5,700	5,356

The following tables set forth the computation of basic net income per share for the three months and six months June 30, 2002 and 2001 if the Corporation excludes TSI’s results of operations (dollar amounts in thousands, except for outstanding shares):

	Three months ended March 31,
	(Unaudited)
	Three months ended June 30,

	2002	2001

Numerator for basic earnings per share:
Net income available to stockholders	$2,924	2,713

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,626	9,886

Basic net income per share	$0.30	0.27

	(Unaudited)
	Six months ended June 30,

	2002	2001

Numerator for basic earnings per share:
Net income available to stockholders	$5,700	5,356

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,650	9,886

Basic net income per share	$0.59	0.54

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q/A is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) for the period from January 1, 2002 to June 30, 2002. Therefore, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-A filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2001.

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

In addition to the insurance subsidiaries mentioned above, TSM has the following subsidiaries: Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TCI). ISI provides data processing services to Triple-S Management Corporation and its subsidiaries (the Corporation). Effective October 1, 2001, TCI was activated and commenced operations as part of a strategic positioning in the health industry to take advantage of new market opportunities. It is currently engaged as the third-party administrator in the administration of the Healthcare Reform business. The Healthcare Reform business was administered through a division of TSI until September 30, 2001. It also provides healthcare advisory services and other health-related services to TSI.

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

In the event the stockholders of the Corporation decide to operate the Corporation as a for-profit organization and the Board of Directors of the Corporation decides to declare and distribute dividends, the amount of net income (loss) that could be available for distribution would exclude TSI’s net income due, to TSI’s tax exempt status. TSI’s tax-exempt status was obtained through an income tax ruling issued by the Treasury Department of Puerto Rico and reaffirmed through a letter dated July 3, 2001. As a result of the above conditions, the portion of the consolidated net income (loss) disclosed in the consolidated financial statements and in this Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form, corresponding to the Health Insurance – Commercial and the Health Insurance – Healthcare Reform segments, is not available for distribution to shareholders.

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

	Three months		Six months
	ended June 30,		ended June 30,

(dollar amounts in thousands)	2002	2001	2002	2001

Consolidated earned premiums, net and fee revenue:
Health Insurance — Commercial Program	$168,238	153,773	336,112	307,092
Health Insurance — Healthcare Reform	123,079	109,026	247,526	217,604
Property and casualty	14,364	12,050	30,452	27,058
Life and disability	3,845	3,266	7,658	5,941

	309,526	278,115	621,748	557,695

Consolidated claims incurred	$260,878	249,420	532,651	493,555
Consolidated operating expenses	38,642	32,967	77,353	66,943

Consolidated operating costs	$299,520	282,387	610,004	560,498

Consolidated loss ratio	84.3%	89.7%	85.7%	88.5%
Consolidated expense ratio	12.5%	11.9%	12.4%	12.0%

Consolidated combined ratio	96.8%	101.5%	98.1%	100.5%

Net investment income	$6,359	6,362	12,349	12,560
Realized gain (loss) on sale of securities	6	1,571	(150)	2,380
Unrealized gain (loss) on trading securities	(5,662)	(838)	(5,377)	(3,124)

Total consolidated net investment income	$703	7,095	6,822	11,816

Income tax expense:
Current	$318	203	517	491
Deferred	463	114	764	286

Total consolidated income tax expense	$781	317	1,281	777

Consolidated net income (loss) per segment:
Health Insurance — Commercial Program	$6,898	2,155	10,425	2,036
Health Insurance — Healthcare Reform	(555)	692	(407)	2,330
Property and casualty	1,411	1,687	3,143	3,302
Life and disability	1,523	1,052	2,287	1,733
Other	(10)	(31)	270	320

Consolidated net income	$9,267	5,555	15,718	9,721

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Consolidated earned premiums, net and fee revenue for the three months ended June 30, 2002 increased by $31.4 million or 11.3% when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to a combined increase of $28.5 million in the earned premiums, net and fee revenue of the Health Insurance – Commercial Program and Health Insurance – Healthcare Reform segments.

•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial segment increased by $14.5 million or 9.4% during this period. This increase in premiums for this segment is attributed to the combined effect of increased premium rates and a net increase in total enrollment.

•	The earned premiums corresponding to the Health Insurance – Healthcare Reform segment increased by $14.0 million or 12.9% during this period. This increase is the result of increases in membership during the period and a decrease in premium rates due to the exclusion of mental health and substance abuse benefits from the coverage of the Healthcare Reform insurance policy effective October 1, 2001.

•	The earned premiums of the remaining segments increased by $2.9 million or 18.9% during this period.

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

The consolidated unrealized loss on trading securities of $5.7 million and $838 thousand for the three months ended June 30, 2002 and 2001, respectively, was the result of investments held by the Health Insurance – Commercial Program, Health Insurance – Healthcare Reform and the Property and Casualty Insurance segments. This unrealized loss is mostly attributed to unrealized losses in the portfolios held by such segments in equity holdings that replicate the performance of the Standard & Poors 500 Index (S&P 500 Index). The Corporation experienced higher consolidated unrealized loss during the three months ended June 30, 2002 than during the three months ended June 30, 2001. This is due to the fact that the S&P 500 Index had a better performance during the second quarter of 2001 than during the second quarter of 2002. The S&P 500 Index experienced a decrease of 13.7% at the end of the second quarter of 2002, while it experienced an increase of 5.5% during at the end of the second quarter of 2001.

Total consolidated income tax expense for the three months ended June 30, 2002 increased by $464 thousand when compared to consolidated income tax expense for the same period of last year. This increase is mostly due to the following:

•	Increase in the deferred income tax expense of $349 thousand during this period. This increase is mostly due to the increase in the deferred income tax expense of the Property and Casualty Insurance segment of $330 thousand during this period. The increase in the deferred income tax expense in the Property and Casualty Insurance segment is due to the increase in the segment’s deferred policy acquisition costs and the contributions to the catastrophe loss reserve trust fund.

•	Increase in the current income tax expense of $115 thousand during this period. This increase is mostly due to better results of operations of the Corporation’s taxable entities and to the fact that in the year 2002, the Corporation has a new subsidiary, TCI, which is a taxable entity. Total income tax expense for TCI for the three months ended June 30, 2002 amounts to $70 thousand.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Consolidated earned premiums, net and fee revenue for the six months ended June 30, 2002 increased by $64.1 million, or 11.5%, when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to a combined increase of $59.0 million in the earned premiums, net and fee revenue of the Health Insurance – Commercial Program and Health Insurance – Healthcare Reform segments.

•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial segment increased by $29.0 million or 9.5% during this period. This increase in premiums for this segment is attributed to the combined effect of increased premium rates and a net increase in total enrollment.

•	The earned premiums corresponding to the Health Insurance – Healthcare Reform segment increased by $30.0 million or 13.8% during this period. This increase is the net result of increases in membership during the period and a decrease in premium rates due to the exclusion of mental health and substance abuse benefits from the coverage of the Healthcare Reform insurance policy effective October 1, 2001.

•	The earned premiums of the remaining segments increased by $5.1 million or 24.2% during this period.

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

The consolidated unrealized loss on trading securities of $5.4 million and $3.1 million for the six months ended June 30, 2002 and 2001, respectively, was the result of investments held by the Health Insurance – Commercial Program, Health Insurance – Healthcare Reform and the Property and Casualty Insurance segments. This unrealized loss is mostly attributed to losses in the portfolios held by such segments in equity holdings that replicate the performance of the Standard & Poors 500 Index (S&P 500 Index). The Corporation experienced higher consolidated unrealized loss during the six months ended June 30, 2002 than during the six months ended June 30, 2001. This is due to the fact that the S&P 500 Index had a better performance during the first six months of 2001 than during the first six months of 2002. The S&P 500 Index experienced a decrease of 13.8% during the first six months of 2002, while it experienced a decrease of 7.3% during the first six months of 2001.

Total consolidated income tax expense for the six months ended June 30, 2002 increased by $504 thousand when compared to consolidated tax expense for the same period of last year. This increase is mostly due to an increase in the deferred income tax expense of $478 thousand during this period. The increase in the deferred income tax expense is mostly due to the increase in the deferred income tax expense of the Property and Casualty Insurance segment of $336 thousand during this period. The increase in the deferred income tax expense of the Property and Casualty Insurance segment is due to the increase in the segment’s deferred policy acquisition costs and the contributions to the catastrophe loss reserve trust fund.

Health Insurance – Commercial Program Operating Results

	Three months		Six months
	ended June 30,		ended June 30,

(dollar amounts in thousands)	2002	2001	2002	2001

Enrollment:
Corporate accounts	313,037	320,647	313,037	320,647
Self-funded employers	125,098	121,144	125,098	121,144
Individual accounts	84,058	76,786	84,058	76,786
Federal employees	55,677	55,847	55,677	55,847
Local government employees	43,445	41,141	43,445	41,141

Total enrollment	621,315	615,565	621,315	615,565

Earned premiums	$167,980	151,615	333,646	303,872
Amounts attributable to self-funded arrangements	37,321	33,190	72,655	66,650
Less: Amounts attributable to claims under self-funded arrangements	(36,379)	(30,821)	(68,837)	(63,008)

Earned premiums and fee revenue	$168,922	153,984	337,464	307,514

Claims incurred	$137,558	138,393	283,362	273,158
Operating expenses	22,752	20,467	44,555	40,747

Total underwriting costs	$160,310	158,860	327,917	313,905

Underwriting income (loss)	$8,612	(4,876)	9,547	(6,391)

Loss ratio	81.4%	89.9%	84.0%	88.8%
Expense ratio	13.5%	13.3%	13.2%	13.3%

Combined ratio	94.9%	103.2%	97.2%	102.1%

Net investment income	$2,759	2,650	5,317	5,197
Realized gain (loss) on sale of securities	113	1,635	(61)	2,217
Unrealized gain (loss) on trading securities	(4,442)	(1,200)	(4,056)	(2,372)

Total net investment income	$(1,570)	3,085	1,200	5,042

Net income	$6,898	2,155	10,425	2,036

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Earned premiums and fee revenue for the three months ended June 30, 2002 reflect an increase of $14.9 million, or 9.7%, when compared to the three months ended June 30, 2001. This increase is the result of the following:

•	Since the last semester of 1999, this segment monitors premium rates, particularly in the rated Corporate Accounts business. Increases in premium rates account for approximately 84.0% of the increase experienced in earned premiums and fee revenue for the period.

•	Total enrollment as of June 30, 2002 increased by 5,750 members, or 0.9%, when compared to the enrollment as of the same date of last year. The increase in enrollment is mostly reflected in the Individual Accounts, Self-funded Employers and Local Government Employees membership, which membership increased by 7,272, or 9.5%, 3,954, or 3.3% and 2,304, or 5.6%, during this period, respectively. The enrollment of the Corporate Accounts groups decreased by 7,610 members, or 2.4%, during this period. The net increase in enrollment as of June 30, 2002 compared to the enrollment as of June 30, 2001 represents approximately 16.0% of the increase experienced in the earned premiums and fee revenue for the period.

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

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Earned premiums and fee revenues for the six months ended June 30, 2002 reflect an increase of $29.9 million, or 9.7%, when compared to the six months ended June 30, 2001. This increase is the result of the following:

•	Since the last semester of 1999, this segment monitors premium rates, particularly in the rated Corporate Accounts business. Increases in premium rates account for approximately 75.0% of the increase experienced in earned premiums and fee revenue for the period.

•	Total enrollment as of June 30, 2002 increased by 5,750 members, or 0.9%, when compared to the enrollment as of the same date of last year. The increase in enrollment is mostly reflected in the Individual Accounts, Self-funded Employers and Local Government Employees membership, which membership increased by 7,272, or 9.5%, 3,954, or 3.3% and 2,304, or 5.6%, during this period, respectively. The enrollment of the Corporate Accounts groups decreased by 7,610 members, or 2.4%, during this period. The net increase in enrollment as of June 30, 2002 when compared to the enrollment as of June 30, 2001 represents approximately 25.0% of the increase experienced in the earned premiums and fee revenue for the period.

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

Health Insurance – Healthcare Reform Program Operating Results

	Three months		Six months
	ended June 30,		ended June 30,

(dollar amounts in thousands)	2002	2001	2002	2001

Average enrollment:
North area	251,251	274,681	254,069	269,153
Northwest area	156,046	166,597	156,335	164,265
Metro-north area	167,529	177,851	168,458	177,381
Southwest area	150,355	—	150,836	—

	725,181	619,129	729,698	610,799

Earned premiums	$123,079	109,026	247,526	217,604

Claims incurred	$113,711	101,501	229,695	201,695
Operating expenses	10,465	7,550	19,464	14,898

Total underwriting costs	$124,176	109,051	249,159	216,593

Underwriting income (loss)	$(1,097)	(25)	(1,633)	1,011

Loss ratio	92.4%	93.1%	92.8%	92.7%
Expense ratio	8.5%	6.9%	7.9%	6.8%

Combined ratio	100.9%	100.0%	100.7%	99.5%

Net investment income	$1,297	1,156	2,485	2,281
Realized gain (loss) on sale of securities	(170)	(32)	(167)	90
Unrealized gain (loss) on trading securities	(387)	(23)	(653)	(307)

Total consolidated net investment income	$740	1,101	1,665	2,064

Net income (loss)	$(555)	692	(407)	2,330

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Earned premiums of the Healthcare Reform segment for the three months ended June 30, 2002 increased by $14.0 million, or 12.9%, when compared to the same period of last year. This increase is the result of the following

•	The average enrollment for this segment increased by 106,052 insureds when comparing the average enrollment for the three months ended June 30, 2002 to the three months ended June 30, 2001. This increase is due to the fact that this segment acquired a new area, the Southwest area, effective October 1, 2001, and therefore also acquired the earned premiums for this area.

•	Effective October 1, 2001, the Commonwealth excluded mental health and substance abuse benefits from the coverage offered in the policy. Behavioral healthcare and mental healthcare companies now offer these benefits to the Healthcare Reform’s qualified membership. The exclusion of these benefits decreased earned premiums by approximately $9.0 million during the three months ended June 30, 2002.

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

Operating expenses for the three months ended June 30, 2002, increased by $2.9 million, or 38.6%, when compared to the three months ended June 30, 2001. This increase is due to the segment’s increased volume of business from the acquisition of the Southwest area effective October 1, 2001. The expense ratio increased by 1.6 percentage points when compared to the three months ended June 30, 2001. The increase in the expense ratio is due to the fact that during this period the segment began the enrollment process of the new municipalities acquired effective July 1, 2002 (refer to the Recent Developments section). Therefore, the segment has incurred in expenses related to the enrollment process while earned premiums will not be received until July 2002.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Earned premiums of the Healthcare Reform segment for the six months ended June 30, 2002 increased by $29.9 million, or 13.8%, when compared to the same period of last year. This increase is the result of the following:

•	The average enrollment for this segment increased by 118,899 insureds when comparing the average enrollment for the six months ended June 30, 2002 to the six months ended June 30, 2001. This increase is due to the fact that this segment acquired a new area, the Southwest area, effective October 1, 2001, and therefore also acquired the earned premiums for this area.

•	Effective October 1, 2001, the Commonwealth excluded mental health and substance abuse benefits from the coverage offered in the policy. Behavioral healthcare and mental healthcare companies now offer these benefits to the Healthcare Reform’s qualified membership. The exclusion of these benefits decreased earned premiums by approximately $18.0 million during the six months ended June 30, 2002.

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

Operating expenses for the six months ended June 30, 2002, increased by $4.6 million, or 30.6%, when compared to the six months ended June 30, 2001. This increase is due attributed to the segment’s increased volume of business from the acquisition of the Southwest area effective October 1, 2001. The expense ratio increased by 1.1 percentage points when compared to the six months ended June 30, 2001. The increase in the expense ratio is due to the fact that during this period the segment began the enrollment process of the new municipalities acquired effective July 1, 2002 (refer to the Recent Developments section). Therefore, the segment has incurred in expenses related to the enrollment process while earned premiums will not be received until July 2002.

Property and Casualty Insurance Operating Results

	Three months		Six months
	ended June 30,		ended June 30,

(dollar amounts in thousands)	2002	2001	2002	2001

Premiums written:
Commercial multiperil	$11,075	9,993	23,484	19,361
Dwelling	4,409	4,386	8,365	8,756
Auto physical damage	3,778	2,884	8,019	6,307
Commercial auto liability	2,253	2,058	4,961	4,226
Medical malpractice	1,123	970	2,087	1,726
All other	3,235	2,672	5,581	5,633

Total premiums written	25,873	22,963	52,497	46,009

Premiums ceded	(11,560)	(13,502)	(16,519)	(19,528)
Change in unearned premiums	51	2,589	(5,526)	577

Net premiums earned	$14,364	12,050	30,452	27,058

Claims incurred	$8,287	8,052	16,088	15,880
Operating expenses	5,141	4,326	13,267	10,782

Total underwriting costs	$13,428	12,378	29,355	26,662

Underwriting income (loss)	$936	(328)	1,097	396

Loss ratio	57.7%	66.8%	52.8%	58.7%
Expense ratio	35.8%	35.9%	43.6%	39.8%

Combined ratio	93.5%	102.7%	96.4%	98.5%

Net investment income	$1,656	1,842	3,234	3,648
Realized gain (loss) on sale of securities	71	(33)	16	38
Unrealized gain (loss) on trading securities	(833)	385	(668)	(445)

Total consolidated net investment income	$894	2,194	2,582	3,241

Net income	$1,411	1,687	3,143	3,302

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

•	The premiums written for the auto physical damage line increased by $894 thousand, or 31.0%, during this period. This increase is concentrated in the commercial business and is also attributed to the deregulation of premium rates, mostly as a result of the elimination of credits or discounts in the commercial accounts.

Approximately 60.0% of the increase in total premiums written is due to an increase in premium rates. The remaining 40.0% is attributed to an increase in the volume of business.

Premiums ceded to reinsurers during the three months ended June 30, 2002 decreased by $1.9 million, or 14.4%, when compared to the same period for the prior year. This reduction is the result of the following:

•	The property and casualty segment has increased its risk retention of the commercial property portfolio. The increased retention, which decreases the amounts of premiums ceded to reinsurers, retains more premiums of this profitable line.

•	Catastrophe reinsurance increased by over 40% during this period. This increase is due to recent worldwide catastrophes.

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

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Total premiums written for the six months ended June 30, 2002 increased by $6.5 million, or 14.1%, when compared to the six months ended June 30, 2001. This increase is reflected in the premiums written for the following lines of business:

•	The premiums written for the commercial multiperil line experienced an increase in premiums of $4.1 million, or 21.3%, during this period. This increase is due to increases in premium rates as a result of the deregulation of the commercial lines. In addition, premium rates for this line were also increased in order to take into consideration the sharp increases in reinsurance costs, particularly in catastrophe related perils.

•	The premiums written for the auto physical damage line increased by $1.7 thousand, or 27.1%, during this period. This increase is concentrated in the commercial business and is also attributed to the deregulation of premium rates, mostly as a result of the elimination of credits or discounts in the commercial accounts.

Approximately 70.0% of the increase in total premiums written is due to an increase in premium rates. The remaining 30.0% is attributed to an increase in the volume of business.

Premiums ceded to reinsurers during the six months ended June 30, 2002 decreased by $3.0 million, or 15.4%, when compared to the same period for the prior year. This reduction is the result of the following situations:

•	During the reinsurance contracts renewal process, STS cancelled a commercial quota share treaty. This cancellation propitiated a reinsurance portfolio transfer that resulted in the re-acquisition of the business previously ceded, and accordingly, a reduction in premiums ceded.

•	The property and casualty segment has increased its risk retention of the commercial property portfolio. The increased retention, which decreases the amounts of premiums ceded to reinsurers, retains more premiums of this profitable line.

•	Catastrophe reinsurance increased by over 40% during this period. This increase is due to recent worldwide catastrophes.

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

Life and Disability Insurance Operating Results

	Three months		Six months
	ended June 30,		ended June 30,

(dollar amounts in thousands)	2002	2001	2002	2001

Net earned premiums and commission income:
Earned premiums	$5,366	4,245	10,243	8,105
Earned premiums ceded	(1,660)	(1,199)	(2,895)	(2,465)

Net earned premiums	3,706	3,046	7,348	5,640

Commission income on reinsurance	139	220	310	301

Total	$3,845	3,266	7,658	5,941

Claims incurred	$1,322	1,474	3,506	2,823
Operating expenses	1,274	1,040	2,550	2,054

Total underwriting costs	$2,596	2,514	6,056	4,877

Underwriting income	$1,249	752	1,602	1,064

Loss ratio	34.4%	45.1%	45.8%	47.5%
Expense ratio	33.1%	31.8%	33.3%	34.6%

Combined ratio	67.5%	77.0%	79.1%	82.1%

Net investment income	$571	620	1,161	1,242
Realized gain (loss) on sale of securities	(8)	—	62	30

Total net investment income	$563	620	1,223	1,272

Net income	$1,523	1,052	2,287	1,733

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

Claims incurred for the three months ended June 30, 2002 decreased by $152 thousand, or 10.3%, when compared to the three months ended June 30, 2001. The segment’s loss ratio reflects a decrease of 10.7 percentage points during the same period. This decrease is due to the following:

•	During the three months ended June 30, 2002 and 2001, the segment recorded a release of incurred but not reported claims reserve of approximately $880 thousand and $225 thousand, respectively. This adjustment is the result of a better than expected development of this reserve.

•	In addition, during the year 2002, the segment has subscribed more disability policies than during 2001. The disability insurance business has a higher loss ratio than the life insurance business thus, contributing to the segment’s increased loss ratio.

The segment’s expense ratio for the three months ended June 30, 2002 reflects an increase of 1.3 percentage points when compared to the same period of 2001. The increase of the expense ratio is mostly the result of an increase in the commission expense, payroll and payroll related expenses. The increase of these expenses is due to the increase in the volume of business noted during this period.

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

Premiums ceded to reinsurers during the six months ended June 30, 2002 reflect an increase of $430 thousand, or 17.4%, when compared to the same period of the prior year. The ratio of earned premiums ceded to earned premiums was 28.3% and 30.4% for the six-month period ended June 30, 2002 and 2001, respectively. The decrease of 2.1 percentage points in the earned premiums ceded to earned premiums ratio from one period to another is due to the following:

•	During this period, there was a change in the estimated amount of disability premiums ceded to reinsurers. Effective January 2002, the segment estimated that approximately 61% of the premiums earned on the disability business qualified for reinsurance. In previous periods, the disability business reinsurance amount was estimated to be 75% of the disability premiums earned. The effect of this change in ceding percentage represents a decrease of approximately $101 thousand during this period.

•	During the six months ended June 30, 2002, the segment subscribed more disability policies than during the same period of 2001. The disability insurance business has a higher cession percentage than the life insurance business.

Claims incurred for the six months ended June 30, 2002 increased by $683 thousand, or 24.2%, when compared to the six months ended June 30, 2001. The segment’s loss ratio reflects a decrease of 1.7 percentage points during the same period. This decrease is mostly attributed to the effect of the following:

•	During the six months ended June 30, 2002 and 2001 the segment recorded a release of the incurred but not reported claims reserve of approximately $880 thousand and $350 thousand, respectively. This adjustment is the result of a better than expected development of this reserve.

•	In addition, during the year 2002, the segment has subscribed more disability policies than during 2001. The disability insurance business has a higher loss ratio than the life insurance business, which contributes to the segment’s increased loss ratio.

The segment’s expense ratio for the six months ended June 30, 2002 reflects a decrease of 1.3 percentage points when compared to the same period of 2001. This decrease in the expense ratio is mostly the result of cost containment measures in place, mitigated by an increase in the commission expense, payroll and payroll related expenses. The increase of these expenses is due to the increase in the volume of business noted during this period.

Liquidity and Capital Resources

Cash Flows

The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.

As of June 30, 2002 and December 31, 2001, the Corporation’s cash and cash equivalents amounted to $80.0 million and $81.0 million, respectively. The sources of funds considered in meeting the objectives of the Corporation’s operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.

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

Net cash flows provided by (used in) operating activities amounted to $26.3 million and $(3.7) million for the six months ended June 30, 2002 and 2001, respectively, an increase of $30.0 million. This increase in cash flows provided by operating activities is mainly attributed to the net effect of the following: increase in collections of premiums of $62.3, increase of $23.2 million in the amount of claims losses and benefits paid, and an increase of $9.1 million in the amount of cash paid to suppliers and employees. The increase in premium collections and in the amount of claims losses and benefits paid is mostly the result of the increased volume of business and increased premium rates of the operating segments. The amount of cash paid to suppliers and employees increased as a result of additional expenses generated from the acquisition of new business.

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

Cash Flows from Financing Activities

Net cash flows (used in) provided by financing activities amounted to $(5.7) million and $5.4 million for the six months ended June 30, 2002 and 2001, respectively. The decrease of $11.1 million during this period is mainly due to the combined effect of the following:

•	The change in outstanding checks in excess of bank balances reflects a decrease $7.6 million during the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The amount of checks in excess of bank balances represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

•	An increase in the amount of surrenders of individual retirement annuities of $2.3 million from the six months ended June 30, 2001 to the six months ended June 30, 2002. In addition, the amount of proceeds from deposits of individual retirement annuities decreased by $463 thousand during the same period. This fluctuation in the individual retirement accounts is attributed to the aggressive competition in the market for this product in Puerto Rico.

•	The payments of long-term debt increased from $1.2 million for the six months ended June 30, 2001 to $1.9 million for the six months ended June 30, 2002, an increase of $700 thousand. This increase is due to the scheduled principal payments of one of the credit agreements, whose repayment schedule was restructured effective August 31, 2001.

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

In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates determined by the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of June 30, 2002, the two credit agreements have an outstanding balance of $35.5 million and $18.2 million and an average annual interest rate of 4.8% and 3.3%, respectively. These credit agreements contain several restrictive covenants, including, but not limited to, restrictions to incur in additional indebtedness and the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of June 30, 2002, management believes the Corporation is in compliance with these covenants. Further details regarding these credit agreements are incorporated by reference in Item 2. Financial Information of the Corporation’s Form 10-A filed as of December 31, 2001.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Corporation is exposed to certain market risks that are inherent in the Corporation’s financial instruments, which arise from transactions entered into in the normal course of business. The Corporation does not enter into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, but is subject to market risk on certain of its financial instruments. The Corporation has exposure to market risk mostly in its investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices. No material changes have occurred in the Corporation’s exposure to financial market risks since December 31, 2001. A discussion of the Corporation’s market risk as of December 31, 2001 is incorporated by reference in Item 2 of the Corporation’s Form 10-A.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

On April 24, 2002, Octavio Jordan, Agripino Lugo, Ramón Vidal and others filed a suit against TSM, TSI, STS, TCI and others in the Court of First Instance, San Juan Part, alleging, among other things, violations of some provisions of the Insurance Code, anti-monopolistic practices, unfair business practices, and damages in the amount of $12 million dollars. TSM, TSI, STS and TCI have answered the complaint and TSM and TSI filed counterclaims against the plaintiffs in the case. The plaintiffs have filed a motion to dismiss the counterclaims filed by TSM and TSI. This motion is still pending. This case is still in the preliminary stages of litigation. After a review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the U.S. District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts.

As of June 30, 2002, the Corporation was defendant in various lawsuits arising in the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial condition and results of operations of the Corporation.

Item 4. Submissions of Matters to a Vote of Security Holders

TSM held its 2002 annual meeting of shareholders on April 28, 2002 (the Meeting) where new members to TSM’s Board of Directors were elected. The candidates for election at the meeting were Dr. Wilmer Rodríguez-Silva, Dr. Arturo Córdova-López, Dr. Wilfredo López-Hernández, Dr. Manuel A. Marcial-Seoane and Ms. Adamina Soto-Martínez, CPA. Dr. Wilmer Rodríguez-Silva received 4,268 votes in favor, Dr. Arturo Córdova-López received 4,316 votes in favor, Dr. Wilfredo López-Hernández received

4,292 votes in favor, Dr. Manuel A. Marcial-Seoane received 4,306 votes in favor and Ms. Adamina Soto-Martínez, CPA, received 4,403 votes in favor. All candidates were elected.

In addition the members of the Board of Directors, appointed as of May 1, 2002, Mr. Ramón Ruiz-Comas, CPA, President and Chief Executive Officer (CEO) of the Corporation, to fill the vacancy left by Mr. Miguel Vázquez-Deynes, the former President and CEO of the Corporation, who retired on April 30, 2002.

As a result of these events, as of May 1, 2002 the members of the Board of Directors were as follows:

Dr. Fernando J. Ysern-Borrás, Chairman of the Board
Dr. Wilmer Rodríguez-Silva, Vice-Chairman of the Board
Dr. Jesús Sánchez-Colón, Secretary of the Board
Dr. Arturo Córdova-López, Assistant Secretary of the Board
Mr. Vicente J. León-Irizarry, CPA, Treasurer of the Board
Ms. Sonia Gómez de Torres, CPA, Assistant Treasurer of the Board
Mr. Ramón Ruiz-Comas, CPA, President and Chief Executive Officer
Dr. Fernando L. Longo
Dr. Wilfredo López-Hernández
Dr. Valeriano Alicea-Cruz
Dr. Porfirio E. Díaz-Torres
Mr. José Arturo Alvarez-Gallardo
Mr. José Davison-Lampón, Esq.
Mr. Juan José León-Soto, Esq.
Mr. Mario S. Belaval
Mr. Héctor Ledesma
Mr. Manuel Suárez-Méndez, P.E.
Dr. Manuel A. Marcial-Seoane
Ms. Adamina Soto-Martínez, CPA

In addition to the election of directors, five resolutions were presented to the shareholders for their approval. Summaries of said resolutions and the voting results are as follows:

Resolution 1 – Resolution to ratify the shareholders interest in continuing TSI’s tax treatment as a not-for-profit entity, pursuant to the tax ruling issued by the Secretary of the Treasury of Puerto Rico. The adoption of this resolution required the affirmative vote of the majority of the common stock issued and outstanding present at the Meeting. This Resolution received 3,844 votes in favor, 345 votes against and 75 abstentions. This Resolution received the required votes and it was approved.

Resolution 2 – Resolution to amend Article 8 of the Articles of Incorporation of the Corporation and Article 4-2 of Chapter 4 of the By-Laws of the Corporation in order to allow shareholders to transfer their shares to their spouses or heirs when they are physicians or dentists, without exceeding the established limit of twenty-one (21) shares per shareholder. The adoption of this resolution required the affirmative vote of a two third majority of the common stock issued and outstanding. This Resolution received 3,863 votes in favor, 402 votes against and 90 abstentions. This Resolution did not receive the required votes and it was not approved.

Resolution 3 – Resolution to amend Section C of Article 8-11 of Chapter 8 of the By-Laws of the Corporation in order to allow the Chairman of the Finance Committee to be a member of the Audit Committee and to expand the powers of the Audit Committee. The adoption of this resolution required the affirmative vote of the majority of the common stock issued and outstanding present at the Meeting. This Resolution received 4,118 votes in favor, 143 votes against and 64 abstentions. The Resolution received the required votes and it was approved.

Resolution 4 – Resolution to amend Section F of Article 8-11 of Chapter 8 of the By-Laws of the Corporation in order to clarify that the President of the Corporation cannot be a member of the Audit Committee. The adoption of this resolution required the affirmative vote of the majority of the common stock issued and outstanding present at the Meeting. This Resolution received 4,161 votes in favor, 107 votes against and 65 abstentions. The Resolution received the required votes and it was approved.

Resolution 5 – Resolution to analyze the medical malpractice insurance situation in Puerto Rico and inform the results of this analysis to the shareholders and TSI’s participants at least every six months and to present a report of this situation in the next annual meeting of shareholders. The adoption of this resolution required the affirmative vote of the majority of the common stock issued and outstanding present at the Meeting. This Resolution received 4,211 votes in favor, 66 votes against and 63 abstentions. The Resolution received the required votes and it was approved.

Item 5. Other Information

Since the Corporation became a reporting company subject to the reporting requirements of the United States Securities Exchange Act of 1934, as amended, during 2002, the Corporation wishes to inform its shareholders that shareholders’ proposals intended to be presented at the 2003 Annual Meeting of Shareholders must be received by the Corporation’s Secretary, at its principal executive offices, located at the sixth floor of 1441 F.D. Roosevelt Avenue, San Juan, Puerto Rico, 00920, or by mail at the PO Box 363628, San Juan, Puerto Rico, 00936-3628, not later than November 27, 2002 for inclusion in the Corporation’s Proxy Statement and Form of Proxy relating to the 2003 Annual Meeting of Shareholders.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

Exhibit 3(i)	Articles of incorporation of TSM*

Exhibit 3 (ii)	By-laws of TSM*

Exhibit 10.1	Puerto Rico Health Insurance Contract for the Metro-North Region*

Exhibit 10.2	Puerto Rico Health Insurance Contract for the North Region*

Exhibit 10.3	Puerto Rico Health Insurance Contract for the South-West Region*

Exhibit 10.4	Employment Contract with Mr. Ramón Ruiz-Comas, CPA*

Exhibit 10.5	Employment Contract with Ms. Socorro Rivas, CPA*

Exhibit 11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended June 30, 2002 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Form 10-Q/A.

Exhibit 12	Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and six months ended June 30, 2002 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Form 10-Q/A.

All other exhibits for which provision is made in the applicable accounting regulation of the United States Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

* Previously Filed

(b)	Reports on Form 8-K:

On May 3, 2002, the Corporation filed a Current Report on Form 8-K, which indicated the new members elected to the Board of Directors during the Annual Stockholders’ Meeting held on April 28, 2002. This Current Report also indicated the standing members of the Board of Directors and the designation, effective May 1, 2002, of Mr. Ramón Ruiz-Comas, CPA as the new president and Chief Executive Officer of the Corporation.

SIGNATURES

Pursuant to the requirements of the United States Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triple-S Management Corporation Registrant

Date: December 3, 2002	By:	/s/ Ramón M. Ruiz-Comas Ramón M. Ruiz-Comas President and Chief Executive Officer

Date: December 3, 2002	By:	/s/ Juan J. Román Juan J. Román Vice President of Finance and Chief Financial Officer

CERTIFICATION

      I, Ramón M. Ruiz-Comas, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Triple-S Management Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report.

December 3, 2002

/s/ Ramón M. Ruiz-Comas

Ramón M. Ruiz-Comas
President and Chief Executive Officer

CERTIFICATION

      I, Juan J. Román, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Triple-S Management Corporation.

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flow of the registrant as of, and for, the periods presented in this quarterly report.

December 3, 2002

/s/ Juan J. Román

Juan J. Román
Vice-president and Chief Financial Officer