Form 10-K
period 2002-12-31
TRIPLE-S MANAGEMENT CORP
filed 2003-03-31
CIK 1171662

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO_____________


                                   ---------


                         COMMISSION FILE NUMBER 0-49762

                        TRIPLE-S MANAGEMENT CORPORATION

      PUERTO RICO                                                    66-0555678
(STATE OF INCORPORATION)                                            (I.R.S. ID)

                 1441 F.D. ROOSEVELT AVENUE, SAN JUAN, PR 00926

                                 (787) 749-4949

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $40.00 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2002 was $373,450.00.

The number of shares outstanding of the registrant's common stock as of December 31, 2002 was 9,337.

                      DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 2002 are incorporated herein by reference in response to Item 1 of Part I, and Item 6 of Part II and
Item 15 of Part VI.

         (2) Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 27, 2003 are incorporated by reference into Parts II and III.

-------------------------------------------------------------------------------

                        TRIPLE-S MANAGEMENT CORPORATION

                                   FORM 10-K

                  For The Fiscal Year Ended December 31, 2002

                                     INDEX


PART I
Item 1.         Business                                                                                 3
Item 2.         Properties                                                                              12
Item 3.         Legal Proceedings                                                                       12
Item 4.         Submission of Matters to a Vote of Security Holders                                     13

PART II
Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters                    13
Item 6.         Selected Financial Data                                                                 14
Item 7.         Management's Discussion and Analysis of Results of Operations and Financial
                Condition                                                                               14
Item 7a.        Quantitative and Qualitative Disclosures about Market Risk                              31
Item 8.         Financial Statements and Supplementary Data                                             35
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosures                                                                             36

PART III
Item 10.        Directors and Executive Officers of the Registrant                                      36
Item 11.        Executive Compensation                                                                  36
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters                                                                     36
Item 13.        Certain Relationships and Related Transactions                                          37
Item 14.        Controls and Procedures                                                                 37

PART IV
Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        37

                Signatures                                                                              39

                Certifications                                                                          42

PART I

ITEM 1.  BUSINESS.

GENERAL DESCRIPTION OF BUSINESS AND RECENT DEVELOPMENTS

Triple-S Management Corporation (TSM) is incorporated under the laws of the Commonwealth of Puerto Rico. It is the holding company of several entities, through which it offers a wide range of insurance products and services. These products and services are offered through the following TSM's subsidiaries:

         - Triple-S, Inc. (TSI), a health insurance company serving two major segments: the Commercial Program and the Commonwealth of Puerto Rico Healthcare Reform Program (the Healthcare Reform) of the Commonwealth of Puerto Rico;

         - Seguros Triple-S, Inc. (STS), a property and casualty insurance company; and

         - Seguros de Vida Triple-S, Inc. (SVTS), a life and disability insurance and annuity products company.

TSM's insurance subsidiaries, as well as other insurers doing business in Puerto Rico, are subject to the regulations and supervision of the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance). The regulation and supervision of the Commissioner of Insurance consist primarily of: the approval of policy forms and rates, when applicable, the standards of solvency that must be met and maintained by insurers and their agents, and the nature of and limitations on investments, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations and the form and content of reports of financial condition required to be filed, among others. In general, such regulations are for the protection of policyholders rather than security holders.

In addition to the insurance subsidiaries mentioned above, TSM has the following other subsidiaries: Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TCI). ISI provides data processing services to Triple-S Management Corporation and its subsidiaries (the Corporation). Effective October 1, 2001, TCI was activated and commenced operations as part of a strategic positioning in the health industry to take advantage of new market opportunities. It is currently engaged as the third-party administrator in the administration of the Healthcare Reform. The Healthcare Reform business was administered through a division of TSI until September 30, 2001. It also provides healthcare advisory services to TSI and other health-related services.

All of the premiums generated by the insurance subsidiaries are generated from customers within Puerto Rico. In addition, long-lived assets, other than financial instruments, including deferred policy acquisition costs and deferred tax assets of the Corporation are located in Puerto Rico.

TSM started to do business as the holding company on January 4, 1999, the effective date of the corporate reorganization described below. Before the reorganization (as defined herein), Triple-S, Inc. (SSS), a health insurance company, was the parent company of the existing subsidiaries previously described.

Effective January 4, 1999, SSS and its subsidiaries completed a tax-exempt corporate reorganization with the approval of the Department of Treasury and the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Reorganization). According with the Reorganization, the following transactions occurred:

         - The stockholders of SSS exchanged in the same proportion their common stocks held for common shares of TSM.

         - SSS transferred to TSM its investment in former wholly-owned subsidiaries, amounting to $50.2 million. Such balance was comprised of SSS's capital contribution to its former wholly owned subsidiaries of $9.8 million, as well as the accumulated operating reserves and unrealized gains on securities classified as available-for-sale of the former wholly owned subsidiaries of $35.4 million and $4.9 million, respectively.

         - SSS sold to TSM its real estate at their carrying value of $22.5 million at the date of the Reorganization. No gain or loss was recognized by SSS in relation to this transaction.

         - SSS merged into Triple-S Salud, Inc. (TSI) (a wholly-owned subsidiary of TSM) and transferred to TSI its net assets of $139.4 million (excluding its investment in former subsidiaries), that include its accumulated operating reserves of $105 million and unrealized gains on securities classified as available-for-sale of $33.8 million.

         - SSS ceased to exist and TSI changed its legal name to Triple-S, Inc.

The purpose of the reorganization was to allow the Corporation to participate in activities that may better position it in the health services market without the limitations inherent to an insurance company. Since the new corporation
(TSM) is not an insurance company, it is not subject to the limitations of the Puerto Rico Insurance Code. Thus, providing the Corporation increased flexibility to diversify into other lines of business. During the reorganization there were no significant changes in the management of the entities within the Corporation; the President and Chief Executive Officer of TSI was named President and Chief Executive Officer of TSM while retaining the position and responsibilities of the Presidency of TSI.

The Reorganization was structured as a tax-exempt reorganization under the Puerto Rico Income Tax Code and the Puerto Rico Income Tax Act of 1954, as amended. A favorable determination letter approving the tax-exempt status of this reorganization was obtained from the Puerto Rico Treasury Department, subject to the Corporation's compliance with certain conditions (see note 16 of audited consolidated financial statements attached as Exhibit 1).

TSI, although legally incorporated as a for-profit organization, operates as if it were a non-for-profit organization, whose principal purpose is to offer affordable healthcare coverage in the Puerto Rico community. TSI is exempt from Puerto Rico income taxes under a ruling issued by the Department of Treasury of the Commonwealth of Puerto Rico before and after the corporate reorganization described above. This exemption requires TSI to comply with the following significant conditions:

         - TSI, the Company, and the stockholders of the Company, should make annual representations to the Department of Treasury of the Commonwealth of Puerto Rico ratifying the status of TSI operating as a non-profit organization and the conditions provided by the ruling.

         - TSI must annually ratify to the Department of Treasury that it operated exclusively for the promotion of social welfare in Puerto Rico.

         - TSI's assets (as defined in the ruling) should be used primarily for purposes related to its health insurance business.

         -        Dividends cannot be paid on its common stock.

         - In the event that TSI elects not to continue with this tax exemption or it is revoked by the Secretary of Treasury of the Commonwealth of Puerto Rico, there are two options regarding the possible distribution of the operating reserve. One of the options requires specific distribution to non-profit organizations in the health field and the other will require the payment of taxes. In the event of liquidation of stocks, the Company is entitled to an amount not in excess of the amount paid for the common stock when they were originally issued. Any assets not distributed to the Company will be distributed to non-profit organizations in the health field.

         -        Any net income should be used exclusively for:

                  - Expanding and improving the health insurance services

                  - Contributions to promote health insurance related activities

                  - Increasing operating reserve until they reach a balance equivalent to six months of claims expenses.

TSI's compliance with the requirements of the tax ruling is currently being audited by representatives of the Department of the Treasury. Management is of the opinion that TSI is in compliance with the aforementioned requirements during the years ended December 31, 2002, 2001 and 2000.

TSM is a for-profit organization that operates as a not-for-profit organization by virtue of the affirmative vote of its stockholders. As a result, TSM does not distribute dividends. This resolution could be altered anytime by the affirmative vote of stockholders and thus, dividends could be available for distribution subject to the applicable obligations and responsibilities. The decision to make dividends available for distribution does not require a specific vote of the shareholders of the Corporation. Non-payment of dividends is the result of the adoption of a not-for-profit operating philosophy affirmed by the shareholders upon the approval of the 1998 corporate reorganization that can be changed by a simple majority vote. The Board of Directors ("the Board") presented a resolution to acknowledge that the Board may declare dividends, subject to the determination of the Board that in their best judgment the payment of such dividends is financially and legally feasible and that in determining the amount of dividends to declare, the Board does not take into consideration TSM's investment in TSI nor TSI's operating reserves. This resolution was submitted in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2003.

In the event that stockholders decide to operate as a for-profit organization and the Board decides to pay dividends, the amount of net income (loss) that could be available for distribution would exclude TSI's net income due to TSI's tax exempt status obtained through the above mentioned income tax ruling. For purposes of computing the basic earnings per share presented in the consolidated statements of operations and selected financial data, TSM considers the operations of TSI as if TSI operated as a for-profit organization, without the tax exemption. Under this scenario, in order to determine the net income (loss) that could be available to stockholders, TSM estimates the Puerto Rico income taxes that would have otherwise resulted and deducts it from the results of operations of each year. TSI's estimate of Puerto Rico income taxes, computed for such purposes, was determined as for an other than life insurance entity, as defined in the Puerto Rico Income Tax Code, as amended. The effective tax rate used was 39% for the three years ended December 31, 2002, 2001, and 2000. No tax effect was considered for the accumulated earnings since the tax grant does not provide any guideline for this event.

The Corporation's filings with the Securities and Exchange Commission are not available in its website address (ssspr.com) since the Corporation's stock has no established public trading market. The Corporation will provide free of charge copies of its filings to any shareholder that requests them at the following address: Triple-S Management Corporation; Office of the Secretary of the Board; PO Box 363628; San Juan, P.R. 00936-3628.

The consolidated net income (loss) per business segment presented in the consolidated operating results of the Management's Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K, for the Health Insurance Commercial Program and Healthcare Reform are not available for distribution to stockholders, as explained above.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This form and other publicly available documents may include statements that may constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things: statements concerning financial condition, results of operations and business of the Corporation. These statements are not historical, but instead represent the Corporation's belief regarding future events, many of which, by their nature, are inherently uncertain and outside of the Corporation's control. These statements may address, among other things, financial results, strategy for growth, and market position. It is possible that the Corporation's actual results and financial condition may differ, possibly materially, from the anticipated results and financial conditions indicated in these forward-looking statements. The factors that could cause actual results to differ from those in the forward-looking statements are discussed throughout this Form 10-K. The Corporation is not under any obligation to update or alter any forward-looking statement (and expressly disclaims any such obligations), whether as a result of new information, future events or otherwise. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, rising healthcare costs, business conditions and competition in the different insurance segments, government action and other regulatory issues.

PUERTO RICO'S ECONOMY

Economic indicators showed a definite slowdown in the Puerto Rico economy, which intensified during the year 2002, which ended with slow economic activity and new threats of recessionary pressures. The economic recovery that was expected by mid-2002 did not materialize as anticipated. The sluggish performance of the Puerto Rico economy during the last year is due to several factors. First, the slow growth of the United States has had a direct impact in the Puerto Rican economy. On a local level, the fiscal crisis of the Government of Puerto Rico has led to tax increases, which is not only a discouraging factor for economic growth but also creates reservations that tend to slow investments. In addition, the loss of tax incentives has led to a decline in the competitiveness of the industrial sector, which has limited the ability of the Island economy to retain and create new jobs.

The overall growth of the U.S. economy is the most important variable exerting an impact on Puerto Rico's economy. The U. S. government reported that its economy grew 2.4% during the year 2002, following a growth of 0.3% during 2001, when its economy was experiencing its first formal recession in a decade. Economists' forecasts show the U.S. economy growing at a 2.6% rate during the year 2003. After the year 2003, the U.S. economy is expected to maintain a growth path, but at lower rates than during the extraordinary expansion of the second half of the nineties. Even when some economists argue that the economy will rebound by the end of the year 2003, the uncertainties of the war with Iraq need to be cleared before any economic rebound is seen in both the U.S. and Puerto Rico economies.

Despite the slow growth of the U.S. economy, the deterioration of the job market, and continued recessionary pressures, the economy of Puerto Rico is expected to start growing during the year 2003. Some sectors of the Puerto Rican economy are beginning to show signs of a slow recovery. This is the case of the construction, tourism, commercial and auto sales sectors. Island economists believe that the deceleration of the Puerto Rican economy has hit bottom and that its rebound will be noticeable during 2003. However, economic indicators suggest that most of the impetus toward economic recovery will come from public-sector investment and construction, since the 2003 agenda of the Puerto Rico's government includes several large construction projects. This investment should have a significant multiplying effect on the Island's economic activity in general. The Puerto Rico Planning Board expects the Puerto Rico economy to grow by 1.7% during the year 2003.

The realization of the expected recovery of the Puerto Rico economy is particularly dependent upon the course of the U.S. economy. Several factors have contributed to the restraint in the economic growth of the U. S. that also cast doubts about the viability of short-term forecasts. Some of these factors are the following: the uncertainty created by the stock-market volatility, corporate scandals, and the rise in oil prices. In addition to these factors, the short-run economic outlook is aggravated by the uncertainty created by the war with Iraq. The war with Iraq may trigger greater terrorist activities and will also exert an upward pressure upon oil prices. If a more pessimistic scenario for the U.S. materializes, the real growth rate of the economy in Puerto Rico will be negatively affected, at least reducing the growth prospects for the years 2003 and 2004.

INSURANCE INDUSTRY

The insurance industry in Puerto Rico is highly competitive and is comprised of both local and foreign entities. The approval of the Gramm-Leach-Bliley Act of 1999, which applies to Puerto Rico, has opened the insurance market to new competition since financial institutions are permitted to enter into the insurance business. At the moment, several banks in Puerto Rico have established subsidiaries that operate as insurance agencies.

Natural disasters, which have affected Puerto Rico greatly over the past ten years, have prompted local Government to create property and casualty insurance reserves through legislation in order to provide coverage for catastrophic events. The auto insurance market has also been affected by Government regulation, with the Compulsory Auto Insurance Law. This law requires vehicle owners to maintain a minimum of $3,000 in public liability insurance. Additionally, the healthcare insurance sector has experienced significant changes in the past ten years due to the implementation of the Healthcare Reform Program. This Program provides healthcare coverage to Puerto Rico's medically indigent population (as defined by the law), estimated at over 1.6 million lives as of December 31, 2002.

The Corporation is the leader in the insurance industry in Puerto Rico. The Corporation's health insurance company, TSI, is the leader in the health insurance industry. TSI's participation in the health insurance industry, considering both the Commercial and Healthcare Reform segments, provide this subsidiary with a market share of approximately 41.8% as of December 31, 2002. The property and casualty and the life insurance subsidiaries also have important positions in their respective markets. As of December 31, 2001, STS has a market share of approximately 7.8% in the property and casualty insurance industry in Puerto Rico. As of December 31, 2001 SVTS has a market share of approximately 15.0% in the group life insurance market in Puerto Rico.

Almost all of the Corporation's business is done within Puerto Rico and as such, it is subject to the risks associated with Puerto Rico's economy and its geographic location.

HEALTH INSURANCE - COMMERCIAL SEGMENT

The Corporation participates in the commercial health insurance marketplace through its wholly owned subsidiary, TSI. Total premiums in the Commercial Program segment represent 54.6%, 54.9% and 53.8% of consolidated total premiums for the years 2002, 2001 and 2000, respectively.

TSI is a Blue Cross and Blue Shield Association sub-licensee, which allows the subsidiary to use the Blue Shield brand in Puerto Rico. TSI's participation in the health insurance industry with the Commercial and Healthcare Reform segments provide this subsidiary with a market share of approximately 41.8% as of December 31, 2002. TSI offers a variety of health insurance products, and is the leader in almost every market sector. Its market share is almost twice as large as its nearest competitor (Medical Card Systems, which has a market share of approximately 17.3%) and over three times larger than that of its second nearest competitor (La Cruz Azul de Puerto Rico, which has a market share of approximately 10.4%). TSI offers its products to six distinct market segments in Puerto Rico. During 2002, TSI had the following market share within each segment: Corporate Accounts (groups), 45.0%; Healthcare Reform, 37.6%; Federal Employees, 99.6%; Local Government Employees, 19.8%; Individual Accounts, 56.7%; and about 68.6% in the Medicare supplemental segment. Within the Corporate Accounts segment, employer groups may choose various funding options ranging from fully insured to self-funded financial arrangements. While self-funded clients participate in TSI's networks, the clients bear the claims risk. Through a contract with the United States Office of Personnel Management (OPM), TSI provides health benefits to federal employees in Puerto Rico under the Federal Employees Health Benefits Program. This contract is subject to termination in the event of a noncompliance not corrected to the satisfaction of OPM. TSI provides health insurance coverage to certain employees of the government of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $64.6 million, $59.0 million and $57.5 million for the three year-period ended December 31, 2002, 2001 and 2000, respectively. In addition, TSI processes and pays claims as carrier for the Medicare - Part B Program in Puerto Rico and the United States Virgin Islands. As a carrier for Medicare-Part B, TSI allocates operating expenses to determine reimbursement due for services rendered in accordance with the contract.

TSI's premiums are generated from customers within Puerto Rico. The premiums for this segment are mainly originated through TSI's internal sales force and a network of brokers and independent agents. For purposes of segment reporting, the Healthcare Reform sector is considered a different segment and is separately analyzed.


TSI's business is subject to changing federal and local legal, legislative and regulatory environments. Some of the more significant current issues that may affect TSI's business include:

         -        efforts to expand the tort liability of health plans

         -        initiatives to increase healthcare regulation

         -        local government initiatives for mandatory benefits.

Current initiatives to increase healthcare regulation at the federal level include new legislative proposals for "patients' bill of rights". Such legislation was passed by the United States Senate in June 2001 and would expand tort liability for health plans and change the practices for deciding medical necessity. In August 2001, the United States House of Representatives passed similar legislation in an effort to resolve differences between the two bills. Given the political process, it is not possible to determine what, if any, federal and local legislation or regulation will ultimately be enacted or what would be the effect on TSI.

In 2000, the United States Department of Health and Human Services issued two significant regulations as required by the Health Insurance Portability and Accountability Act of 1996 (HIPAA): one of them addresses the standardization of electronic transactions while the other addresses the privacy of individually identifiable health information.

The final regulation governing security standards for the maintenance and transmission of health information is expected to be effective during 2003. TSI has assessed the effect of the HIPAA regulation on standard transactions on its operations. The original compliance date for this regulation was October 2002, but the President of the United States signed legislation in late 2001 giving covered entities the opportunity, as TSI, to apply for a one-year extension. TSI filed for this extension and is already working on the implementation of said regulation and expects to comply with the required dates.

Given that the HIPAA security regulation has not been finalized and that further changes to the privacy regulation were recently issued, TSI continues evaluating the effect of HIPAA regulations on its operations. Notwithstanding, TSI is moving forward with implementation efforts to comply with current regulations on the required dates.

The private health insurance market in Puerto Rico experienced a moderate increase in premiums in 2002. Premiums in the private health insurance market increased by 1.2% in the year 2002 and 2.5% in the year 2001. The moderate premium growth was the result of the slowdown in Puerto Rico's economy, a reduction in the employment of the manufacturing sector due to temporary and permanent plant closings, and to reductions in the Government's Healthcare Reform expenditures. In the coming years, TSI expects moderate premium growth to take place mostly as the result of a mature health insurance market and moderate increases in total employment. Total employment in Puerto Rico is expected to rise from fiscal year 2002 to 2007 at an average annual rate of 0.84%.

In recent years, the health insurance market as a whole has been affected by rising healthcare costs, particularly those related to pharmacy benefit costs, new medical technology, the current weak economy and a growing sense of consumerism in health benefits. Rising negative consumer perception about managed care caused many consumers to transfer from Health Maintenance Organization (HMO) type products to companies offering open access and greater choice of healthcare providers. These trends have moved the health insurance industry to adopt strategies that emphasize benefits management (such as defined contribution) from a more restrictive medical management (as pre-authorization of certain procedures).

The constantly changing health care costs inflation trend generally rules the profitability of health insurers. Thus, the greatest challenge for the health insurance industry is to maintain affordable premiums in a sluggish economy while providing for the yearly increases in healthcare costs. These costs are constantly driven upwards by an aging population, new prescription drugs and advances in medical technology. In the years 2002 and 2001, most of the insurers did a good job of estimating increases in health care costs, as indicated by solid profitability. The focus of the underwriting process has shifted from top-line and market share growth to increased profitability. Margins used in the underwriting of policies have widened, since pricing often assumes inflation rates higher than estimated. This strong premium growth across the health insurance industry has not been accompanied by enrollment growth, as insurers have dropped coverage for unprofitable accounts and in some cases refused to negotiate for premiums. Industry experts expect health insurers to reflect solid profitability again during the year 2003 however, beginning in the year 2004 health insurers are expected to experience increasing difficulty in raising premiums. At this time, the profitability of health insurers will depend on their ability to increase the efficiency of the health care delivery model.

The underwriting results of the segment have been affected by the ever-increasing healthcare costs. To cope with this situation, TSI has established new strategies for pricing of contracts and is implementing several healthcare management programs.

During the years 1998 and 1999, TSI was subject to higher than expected increases in costs and a decrease in investment income due to interest rate fluctuations. As a result, TSI began implementing premium rate increases. In spite of the increases, TSI has achieved and exceeded projected retention rates. Current retention rates were 94.4% in 2002 and 95.2% in 2001. In addition, TSI has maintained its market share during the last three years.

TSI has established healthcare management program strategies that seek to control claims costs while striving to fulfill the needs of highly informed and demanding healthcare consumers. Among these strategies is the implementation of disease and case management programs. These programs empower consumers by providing them with education and engaging them in actively maintaining or improving their own health. Early identification of patients and inter-program referrals are the milestones of these programs, which provide for integrated and optimal service. Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as: a 24-hour telephone based triage and health information service; an employee assistance program (EAP); and, the promotion of evidence-based protocols and patient safety programs among our providers. TSI has also implemented a hospital concurrent review program, whose goal is to monitor the adequacy of high admission rate diagnoses and high cost stays. To stem the rising tide in pharmacy benefit costs, TSI has implemented a three-tier formulary product, which has proved to be very effective, an exclusive provider organization (EPO) and benefits design changes.

TSI expects to remain competitive in the market in which it operates, particularly the Corporate Groups segment. TSI's quality of services is considered strong enough to enable it to maintain a competitive position in the marketplace.

HEALTH INSURANCE - HEALTHCARE REFORM SEGMENT

The Corporation participates in the medically indigent health insurance market through its wholly owned subsidiary TSI. The Health Insurance - Healthcare Reform segment comprises TSI's participation in the Healthcare Reform. The Healthcare Reform segment premiums represent 39.3%, 39.2% and 40.3% of the consolidated total premiums for the years 2002, 2001 and 2000, respectively.

In 1994, the Government of the Commonwealth of Puerto Rico (the Government) privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the Government, by contracting with private health insurance companies instead of providing health services directly to such population. The Government divided the Island into ten geographical areas. Starting in 1994 the Government began to shift its role, instead of directly providing healthcare services to Puerto Rico's medically indigent population through its facilities and medical providers it contracted health insurance companies who in turn contracted private health providers to treat the health needs of this population. By December 31, 2001, the Healthcare Reform had been fully implemented in each of the geographical areas. Each geographical area is awarded to a health insurer doing business in Puerto Rico through a competitive process requesting proposals from the industry.

The Government has been asking insurers to reduce or, at least, control the increase of Healthcare Reform expenditures, which represent approximately 13.0% of total Government expenditures. Several measures have been undertaken by the Government to control Healthcare Reform costs. Some of these measures include closer and continuous scrutiny of participant's (members) qualifications and the carve-out of mental health benefits from the policy. Mental health benefits are currently offered to the Healthcare Reform beneficiaries by behavioral healthcare and mental healthcare companies. The Government is considering carving-out additional benefits provided by the insurers. On March 2003 the Government announced that, effective July 1, 2003, it will begin a pilot project where it will be contracting directly with some of the medical groups, instead of through the health insurance companies. This change is expected to decrease the segment's enrollment by approximately 45 thousand members and the annualized premiums by approximately $30.0 million.

All of the Government Healthcare Reform contracts expired on June 30, 2002. After the expiration of these contracts, the Commonwealth redistributed the geographical areas, merging two of the existing areas with the remaining ones, thus reducing geographical areas to eight. As a result of the reorganization of the geographical areas, the Northwest area (previously administered by TSI) was merged into the West area. In addition, and as a result of the same reorganization, six new municipalities were merged into areas administered by TSI. TSI participated in the bidding process and submitted proposals to renew each of the existing contracts and also to serve additional geographical areas. Commencing on July 1, 2002, TSI was awarded three of the eight geographical areas: North, Metro-North and Southwest. On this date, after the reorganization of the geographical areas and the granting of the three areas, TSI experienced a decrease in average enrollment of approximately 5.7% when compared to the average enrollment as of June 30, 2002. This decrease in enrollment was not significant and since premium rates were increased by approximately 6.3%, total revenues are expected to be similar to the previous year. All Healthcare Reform contracts were negotiated for a term of three years; the contracts expire on June 30, 2005. The premium rates of each contract, however, will be negotiated annually. The contracts include a clause where the net income for any given contract year, as defined, cannot exceed 2.5% of earned premiums. If it is over 2.5%, the insurance companies have to return 75.0% of this excess to the Government of Puerto Rico. In case the contract renewal process is not completed by its expiration date, the contract may be extended by the Government, upon acceptance by TSI, for any subsequent period of time if deemed in the best interest of the beneficiaries and the Government. The terms of the contract, including premiums, can be renegotiated if the term of the contracts is extended. The contract for each area is subject to termination in the event of any non-compliance not corrected or cured to the satisfaction of the Government entity overseeing the Healthcare Reform, or in the event that the Government determines there is an insufficiency of funds to finance the Healthcare Reform. This last event will require prior written notice of at least ninety days. As of filing date, management has not received any Healthcare Reform contract cancellation notice from the Government of Puerto Rico. The loss of any or all of the Healthcare Reform contracts would have a material effect on the Corporation's operating results. This could include the downsizing of certain personnel, the cancellation of lease agreements of certain premises and of certain contracts, and severance payments, among others. Also, this will result in a significant decrease in the volume of premiums, claims, and operating expenses.

As of December 31, 2002, three local insurance companies were participating in the Healthcare Reform. The three insurance companies participating in the Healthcare Reform and their related market share during the year ended December 31, 2002 are the following: TSI (37.6%), Medical Card System (30.4%) and Humana (27.6%). La Cruz Azul de Puerto Rico (4.4%) participated in the Healthcare Reform sector until June 30, 2002. Once the Healthcare Reform was fully in place, any participating insurance company's growth in this segment depends on winning a geographical area serviced by another insurance company or through the restructuring of the geographical areas. The health insurance companies that decide to participate in this business compete against each other during the adjudication processes. TSI's Healthcare Reform segment competing strengths are its highly efficient administrative structure and superior quality of services.

To provide services to its medically indigent membership, TSI established a managed care program similar to a Health Maintenance Organization (HMO) that integrates both the financing and delivery of services in order to manage the accessibility, cost and quality of care. The established managed care model includes disease and demand management as well as preventive healthcare services. All of these programs and its effective administrative structure have made TSI's product and pricing structure the most attractive and convenient.

TSI has established a network of Independent Practice Associations (IPA) to provide service to its Healthcare Reform beneficiaries in the Healthcare Reform areas serviced by TSI. TSI believes it has designed the economic model that best suits the IPA's and the primary care physicians (PCP). The risks covered by the Healthcare Reform policy are divided among those assumed by the IPA's and those retained by TSI. The IPA receives an amount per capita, and it assumes the costs of services provided and referred by its PCP's, including procedures and in-patient services not related to risks assumed by TSI. As part of its services, TSI retains a portion of the capitation payments to the IPA's as a reserve to provide for incurred, but not reported claims (IBNR) for services rendered by providers other than PCP's. TSI retains the risk associated with services provided to the beneficiaries with special healthcare needs, such as: neonatal, obstetrical, AIDS, cancer, cardiovascular, and dental services, among others. Effective October 1, 2001, mental healthcare services were carved-out by the Government and contracted with behavioral healthcare companies. This represented a decrease in monthly premiums income of approximately $3 million.

As of December 31, 2002, TSI's Healthcare Reform segment provided coverage to beneficiaries in the following geographical areas: North, Metro-North and Southwest (awarded to TSI effective October 1, 2001). TSI administered the Northwest Area until June 30, 2001 and the West Area until June 30, 2000. As of December 31, 2002, the three areas administered by TSI have a total enrollment of approximately 655 thousand beneficiaries, which represented approximately 38.5% of the total eligible beneficiaries of the population.

Healthcare Reform contracts have generally been for twelve-month periods. Premiums need to be determined taking into consideration future costs of services. Since premium levels are determined on a yearly basis and for a significant block of business, TSI is exposed to a significant underwriting risk.

Effective October 1, 2001, TSI entered into a service agreement with TCI, a previously inactive affiliated organization that operated as a de facto division of TSI, for the administration of the Healthcare Reform segment operations in exchange for a service fee that will cover the operating expenses plus a profit.

Since the year ended December 31, 2001, the Healthcare Reform segment had experienced underwriting income. During the years 2000 and 1999, the segment experienced underwriting losses as a result of over-utilization of certain services by the enrolled beneficiaries. In 2001, and thereafter, this situation was corrected by increasing premium rates and by controlling costs through the utilization, demand and quality management programs.

PROPERTY AND CASUALTY INSURANCE SEGMENT

The Corporation participates in the property and casualty insurance market through its wholly owned subsidiary STS. The property and casualty segment premiums represent 4.9%, 4.7% and 4.9% of the consolidated total premiums for the years 2002, 2001 and 2000, respectively.

STS is a multiple line insurer that substantially underwrites all lines of property and casualty insurance. Its predominant lines of business are commercial multiple peril, auto physical damage, auto liability and dwelling. Business is exclusively subscribed in Puerto Rico through approximately twenty general agencies and independent insurance agents and brokers. Signature Insurance Agency, Inc., STS's wholly owned subsidiary, underwrote about 45% of its total premium volume for the years ended December 31, 2002 and 2001.

STS is ranked sixth in the property and casualty insurance industry in Puerto Rico, with a market share of approximately 7.8% as of December 31, 2001. Its nearest competitors and their related market share are Royal and Sunalliance Insurance PR, Inc. (9.3%) and Integrand Assurance Co. (7.7%). The market leader in the property and casualty insurance industry in Puerto Rico is the Universal Insurance Group, with a market share of 18.7% as of December 31, 2001.

The property and casualty insurance market has been affected by the increased costs of reinsurance. The international reinsurance market has been experiencing difficult times and has raised its reinsurance premium rates over the last two years. Recent worldwide catastrophes have, in effect, significantly altered the balance as to negotiating rates, terms and other conditions. The Puerto Rico property and casualty insurance market must pass on these additional costs to its customers, in spite of a recession and an economic slowdown. On the positive side, the industry, for the most part, has begun an effort to increase premium rates.

Due to its geographical location, the property and casualty insurance operations in Puerto Rico are subject to natural catastrophic activity. Puerto Rico is exposed to two major natural perils (hurricanes and earthquakes), which lead local insurers to rely on the international reinsurance market in order to provide enough capacity. Other issues that have plagued the industry over the years, such as asbestos and pollution, have not affected the segment's portfolio. STS maintains a comprehensive reinsurance program protecting its surplus in the event of a catastrophe.

In addition to its catastrophic reinsurance coverage, STS is required by local regulatory authorities to establish and maintain a trust fund (the Trust) to protect STS from its dual exposure to hurricanes and earthquakes. The Trust is intended to be used as the company's first layer of catastrophe protection. As of December 31, 2002 and 2001, STS had $20.8 million and $19.7 million, respectively, invested in securities deposited in the Trust (see note 18 of the audited consolidated financial statements).

Considering the significance of reinsurance in protecting its capital base and ensuring ongoing operations, STS is aware of the need to exercise its best business judgment in the selection and approval of its reinsurers. A comprehensive and sound reinsurance program has been established to provide the level of protection that STS desires. These reinsurance arrangements do not relieve STS from its direct obligations to its insureds. However, STS strongly believes that the credit risk arising from recoverable balances of reinsurance, if any, is immaterial. STS' policy is to only transact with reinsurers considered to be financially sound.

The property and casualty insurance market in Puerto Rico is extremely competitive. There are no new sources within the economy providing continued growth; thus, property and casualty insurance companies tend to compete for the same accounts through price and/or more favorable conditions. STS competes by reasonably pricing its products and providing efficient services to producers and agents. The current level of expertise within the segment is also an incentive for professional producers to conduct business with STS.

Effective January 2002, the Office of the Commissioner of Insurance of Puerto Rico suspended filing requirements of rates for certain classes, subdivisions or combinations of insurance in the interest to promote the economic activity of the insurance industry in Puerto Rico. The classes, subdivisions or combinations of insurance covered by this deregulation are related to commercial property and liability insurance.

As of late 2001, pricing began to affect somewhat the local property and casualty insurance market, but at a lower pace than for its United States of America peers. However, the increase in reinsurance costs affected the property and casualty insurance market in Puerto Rico in the same degree as affected in the United States of America. STS' prompt reaction to these factors, as well as the continued careful underwriting of property risks, should help preserve strong results while accommodating the higher reinsurance costs.

The property and casualty insurance segment has experienced strong operating results over the past years, and its profitability measures have outperformed industry averages and larger size peers within the local insurance market. Such results have been achieved in spite of unfavorable market conditions, including soft demand, increased competition, a closed marketplace and rising reinsurance costs affecting Puerto Rico over the last few years.

STS' commitment to sound underwriting practices, efficient claims reserve monitoring, extensive catastrophe reinsurance programs, and underwriting expense controls, have enabled it to maintain one of the best combined ratios in the local industry. STS, as well as most of its property and casualty peers, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. A controlled business expansion in the commercial market and better underwriting performance of its auto business, evidenced by declining loss ratios, have also contributed to such favorable results. In addition, prudent reinsurance utilization through a sound strategy to control exposures by means of a strict underwriting criteria and protection of retained exposures have also enhanced underwriting results.

LIFE AND DISABILITY INSURANCE SEGMENT

The Corporation participates in the life and disability insurance marketplace by means of its wholly owned subsidiary SVTS. The life and disability segment premiums represent 1.2%, 1.2% and 1.1% of consolidated total premiums for the years 2002, 2001 and 2000, respectively.

SVTS offers a wide variety of life, disability and investment products. Among these are: group life insurance, group long and short-term disability, credit life insurance, and the administration of individual retirement accounts and flexible premium deferred annuities. Group life insurance represents the bulk of the business. SVTS' insurance products are mainly offered to consumers in Puerto Rico through its own network of brokers and independent agents.

SVTS insures more than 1,500 groups, which represent approximately 360 thousand lives. This makes SVTS the second largest provider of group life insurance in Puerto Rico, with a market share of approximately 15% in 2001. The segment's nearest competitors in the group life insurance market in Puerto Rico and their related market share as of December 31, 2001 are Cooperativa de Seguros de Vida de Puerto Rico (39%) and National Life Insurance Co. (7%). Cooperativa de Seguros de Vida de Puerto Rico is also the leader in the group life insurance market.

To continue its growth in the life insurance market in Puerto Rico, SVTS plans to introduce new products and services within the group and individual insurance business in the coming years. During the year 2003, SVTS plans to market and sell several individual insurance products, such as cancer, term life, and accident insurance policies. To distribute its individual insurance products, SVTS created a wholly owned subsidiary, Smart Solutions Insurance Agency Corporation, which began operations during 2002.

FINANCIAL INFORMATION ABOUT SEGMENTS

Total revenue (with intersegment premiums/service revenues shown separately), underwriting income or loss, net income or loss and total assets attributable to reportable segments are set forth in note 3 to the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000, which are attached hereto in Exhibit 1.

TRADEMARKS

The Corporation considers its trademark of "Triple-S" and the three "SSS" very important and material to all segments in which it is engaged. In addition to these, other trademarks used by the subsidiaries that are considered important have been duly registered with applicable authorities. It is the Corporation's policy to register all its important and material trademarks in order to protect its rights under applicable corporate and intellectual property laws.

HUMAN RESOURCES AND LABOR MATTERS

As of February 28, 2003, the Corporation had 1,363 full-time employees and 266 temporary employees. TSI has a collective bargaining agreement with the Union General de Trabajadores, which represents 377 of TSI's 761 regular employees. Said collective bargaining agreement expires on July 31, 2006. The Corporation considers its relations with employees to be good.

ITEM 2.  PROPERTIES

TSM owns a seven story (including the basement floor) building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico where the main offices of TSM, TSI and ISI are located, and the adjacent two buildings, one that houses TCI and certain offices of TSI, and the adjacent parking lot. In addition, TSM is the owner of five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico. These floors house the Internal Auditing Office of the Corporation, SVTS, STS and some divisions of TSI.

In addition to the properties described above, TSM or its subsidiaries are parties to operating leases that are entered into in the ordinary course of business.

The Corporation believes that its facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet its operating needs for the foreseeable future. The need for expansion and upgrading and refurbishment of facilities is continually evaluated in order to remain competitive and to take advantage of market opportunities.

ITEM 3.  LEGAL PROCEEDINGS.

         (a) As of December 31, 2002, the Corporation was a defendant in various lawsuits arising out of the ordinary course of business. In the opinion of management and legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the Corporation's consolidated financial position and results of operations.

         (b) On December 6, 1996, the Commissioner of Insurance issued an order to annul the sale of 1,582 shares of common stock held as treasury stock that TSI repurchased from the estate of deceased stockholders. TSI contested such order through administrative and judicial review processes. Consequently, the sale of 1,582 stocks was cancelled and the amount paid was returned to each former stockholder of the aforementioned stocks. During the year 2000, the Commissioner of Insurance issued a pronouncement providing further clarification of the content and effect of the order. The order also required that all corporate decisions undertaken by TSI through the vote of its stockholders on record, be ratified in a stockholders' meeting or in a subsequent referendum. In November 2000, TSM, as the sole stockholder of TSI, ratified all such decisions. Furthermore, on November 19, 2000, TSM held a special stockholders' meeting, where a ratification of these decisions was undertaken, except for the resolutions related to the approval of the Reorganization of SSS and its subsidiaries. This resolution did not reach the two-thirds majority required by the order because the number of stocks that were present and represented at the meeting were below such amount (total stocks present and represented in the stockholders' meeting were 64%). As stipulated in the order, TSM began the process to conduct a referendum among its stockholders to ratify such resolution. The process was later suspended because upon further review of the scope of the order, the Commissioner of Insurance issued an opinion in a letter dated January 8, 2002 indicating that the ratification of the corporate reorganization was not required.

                  In a letter to TSI, dated March 14, 2002, the Commissioner of Insurance of Puerto Rico stated that the ratification of the corporate reorganization was not required, and that TSI had complied with the Commissioner's order of October 6, 1999 related to the corporate reorganization. Thereafter, two stockholders of TSM filed a petition for review of the Commissioner's determination before the Puerto Rico Circuit Court of Appeals, which petition was opposed by TSI and by the Commissioner of Insurance.

                  Pursuant to that review, on September 24, 2002, the Puerto Rico Circuit Court of Appeals issued an order requiring the Commissioner of Insurance to order that a meeting of shareholders be held to ratify TSI's corporate reorganization and the change of name of TSI from "Seguros de Servicios de Salud de Puerto Rico,

                  Inc." to "Triple-S, Inc.". The Circuit Court of Appeals based its decision on administrative and procedural issues directed at the Commissioner of Insurance. The Commissioner of Insurance filed a motion of reconsideration with the Circuit Court of Appeals on October 11, 2002. TSI and TSM also filed a motion of reconsideration.

                  On October 25, 2002 the Circuit Court of Appeals dismissed the Commissioner of Insurance's Motion for Reconsideration. In addition, the Circuit Court of Appeals ordered the two stockholders who filed the petition for review to reply within twenty (20) days to TSI's and TSM's Motion of Reconsideration. This situation is still pending resolution from the Circuit Court of Appeals.

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Corporation held a special meeting of shareholders on October 13, 2002 (the "Special Meeting") to vote on a series of amendments to the Corporation's Articles of Incorporation and By-Laws, relating to changes to its capital structure in order to allow TSM to expand its base of shareholders. At the Special Meeting, 57.3% of total shares outstanding were represented, but more than 75.0% were required in order to take a vote to implement the proposals to amend TSM's capital structure. Therefore, a resolution to recess the Special Meeting and continue it at a later date was put to a vote. This Resolution received 5,190 votes in favor, 165 votes against and 3 abstentions and, therefore, it was approved.

On February 23, 2003, the Corporation held the continuation of the Special Meeting commenced October 13, 2002. In the continuation of the Special Meeting 98.4% of the shares present and represented voted in favor of continuing the meeting at a later date. This was necessary since 69% of total shares outstanding were represented at the Special Meeting and 75% or more was required in order to take a vote to implement the proposals to amend TSM's capital structure. Therefore, a resolution to recess the Special Meeting and continue it at a later date was approved with 6,302 votes in favor, 81 votes against and 21 abstentions.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
MATTERS.

MARKET INFORMATION

There is no established public trading market for TSM's Common Stock. Sporadic sales of TSM's Common Stock are limited to redemption sales with TSM at the shares' $40.00 par value or at the amount originally paid for the stock, since the Common Stock of TSM is generally not transferable to the general public.

HOLDERS

The only outstanding voting securities of TSM are shares of its Common Stock, par value $40.00 per share. As of March 20, 2003, there were 9,337 shares of Common Stock outstanding. The number of holders of the Corporation's common stock as of March 20, 2003 is 1,817.

DIVIDENDS

TSM has not declared nor paid any dividends since its incorporation. The Board of Directors ("the Board") presented a resolution to acknowledge that the Board may declare dividends, subject to the determination of the Board that in their best judgment the payment of such dividends is financially and legally feasible and that in determining the amount of dividends to declare, the Board does not take into consideration TSM's investment in TSI nor TSI's operating reserves. This resolution was submitted in the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2003. For further details on the Corporation's restrictions on the payment of dividends, see the section "Restriction on Certain Payments by the Corporation" included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

(Dollar amounts in thousands,
  except per share data)                            2002              2001            2000             1999           1998 (1)
                                                 -----------       ----------       ----------       ----------       --------

STATEMENT OF OPERATIONS DATA
Years ended December 31,

Premiums earned, net                             $ 1,230,671        1,151,173        1,088,163          967,510        807,067
Amounts attributable to claims under
    self-funded arrangements                         150,684          134,374          117,542          105,183         85,065
Less amounts attributable to claims under
    self-funded arrangements                        (141,138)        (126,295)        (113,248)         (96,441)       (79,500)
                                                 -----------       ----------       ----------       ----------       --------
      Premiums earned, net and fee revenue         1,240,217        1,159,252        1,092,457          976,252        812,632
                                                 -----------       ----------       ----------       ----------       --------
Net investment income                                 24,778           25,405           24,338           22,464         22,174
Net realized investments gains                           185            4,655            6,377            6,690          2,495
Net unrealized investment gain (loss)
    on trading securities                             (8,322)          (3,625)          (3,737)           1,807          4,116
Other income, net                                      8,051            4,709            7,552              276          4,765
                                                 -----------       ----------       ----------       ----------       --------
Total revenue                                    $ 1,264,909        1,190,396        1,126,987        1,007,489        846,182
                                                 ===========       ==========       ==========       ==========       ========

Net income (loss)                                $    48,249           21,715           (1,512)          (5,953)        20,064
                                                 ===========       ==========       ==========       ==========       ========

Basic earnings (loss) per share (2):

If the Corporation operated as a for-profit
    organization                                 $     3,766            1,545              (70)            (267)         1,637
                                                 -----------       ----------       ----------       ----------       --------

If TSI operated as a not-for-profit
    organization                                 $     1,085            1,052              929              639            738
                                                 -----------       ----------       ----------       ----------       --------

BALANCE SHEET DATA
December 31,

Total assets                                     $   725,678          656,058          562,153          550,578        582,276
                                                 ===========       ==========       ==========       ==========       ========

Loans payable to bank                            $    50,015           55,650           58,040           60,317             --
                                                 ===========       ==========       ==========       ==========       ========

Total stockholders' equity                       $   231,664          186,028          159,693          159,247        189,587
                                                 ===========       ==========       ==========       ==========       ========

(1) Financial figures for this year are for TSM's predecessor company, SSS.

(2) Further details of the calculation of basic earnings per share are set forth in notes 2 and 22 of the consolidated financial statements for the years ended December 31, 2002, 2001 and 2000. Consolidated financial statements are attached hereto as Exhibit I.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This financial discussion contains an analysis of the consolidated financial position and financial performance as of December 31, 2002 and 2001, and consolidated results of operations for 2002, 2001 and 2000. This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Form 10-K. This financial discussion has been prepared pursuant to the rules and regulations adopted by the U.S. Securities and Exchange Commission.

GENERAL

The Corporation (on a consolidated basis and for each reportable segment), along with most insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is the claims incurred divided by the premiums earned, net and fee revenue. The expense ratio is the operating expenses divided by the premiums earned, net and fee revenue. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe for every $100 of premiums earned, net and fee revenue, the costs of claims and operating expenses, respectively. The combined ratio represents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss.

CONSOLIDATED OPERATING RESULTS

The analysis in this section is included to provide an overall view of certain information, the consolidated statements of operations, and key financial information. Further details of the results of operations of each reportable segment are included in the respective segment's section.

(Dollar amounts in thousands)                                    2002                 2001               2000
                                                              -----------          ----------          ----------

Years ended December 31,

CONSOLIDATED PREMIUMS EARNED, NET AND FEE REVENUE:
    Health insurance - Commercial Program                     $   677,537             636,566             587,614
    Health insurance - Healthcare Reform                          487,000             454,923             439,774
    Property and casualty                                          60,688              54,337              53,493
    Life and disability                                            14,992              13,426              11,576
                                                              -----------          ----------          ----------
                                                              $ 1,240,217           1,159,252           1,092,457
                                                              ===========          ==========          ==========

CONSOLIDATED CLAIMS INCURRED                                  $ 1,061,980           1,021,024             990,133
CONSOLIDATED OPERATING COSTS                                      148,539             140,830             130,135
                                                              -----------          ----------          ----------
      CONSOLIDATED UNDERWRITING COSTS                         $ 1,210,519           1,161,854           1,120,268
                                                              ===========          ==========          ==========

CONSOLIDATED LOSS RATIO                                              85.6%               88.1%               90.6%
CONSOLIDATED EXPENSE RATIO                                           12.0%               12.1%               11.9%
                                                              -----------          ----------          ----------
      CONSOLIDATED COMBINED RATIO                                    97.6%              100.2%              102.5%
                                                              ===========          ==========          ==========

CONSOLIDATED NET INVESTMENT INCOME                            $    24,778              25,405              24,338
CONSOLIDATED NET REALIZED GAIN ON SALE OF SECURITIES                  185               4,655               6,377
CONSOLIDATED NET UNREALIZED LOSS ON TRADING SECURITIES             (8,322)             (3,625)             (3,737)
                                                              -----------          ----------          ----------
      CONSOLIDATED NET INVESTMENT INCOME                      $    16,641              26,435              26,978
                                                              ===========          ==========          ==========

CONSOLIDATED INCOME TAX EXPENSE                               $     2,549               1,342               1,176
                                                              ===========          ==========          ==========

NET INCOME (LOSS) PER SEGMENT:
    Health insurance - Commercial Program                     $    28,133               6,776              (3,090)
    Health insurance - Healthcare Reform                            9,770               4,563              (7,614)
    Property and casualty                                           6,223               6,529               6,282
    Life and disability                                             3,585               3,366               3,334
    Other                                                             538                 481                (424)
                                                              -----------          ----------          ----------
      CONSOLIDATED NET INCOME (LOSS)                          $    48,249              21,715              (1,512)
                                                              ===========          ==========          ==========

Year ended December 31, 2002 compared with the year ended December 31, 2001

Consolidated premiums earned, net and fee revenue during 2002 increased by $81.0 million, or 7.0%, when compared to the consolidated premiums earned, net and fee revenue for 2001. This increase is mostly due to a combined increase of $73.1 million in the premiums earned, net and fee revenue of the Health Insurance - Commercial Program and the Health Insurance - Healthcare Reform segments and to the increase in earned premiums of the property and casualty insurance segment.

         - The premiums earned, net and fee revenue corresponding to the Health Insurance - Commercial Program reflect an increase of $41.0 million, or 6.4%, during this period. Increases in premium rates as well as a net increase in the average enrollment account for the increase in the segment's earned premiums net, and fee revenue.

         - The premiums earned corresponding to the Health Insurance - Healthcare Reform segment increased by $32.1 million, or 7.1%, during this period. This increase is basically the result of increases in premium rates, a net increase in the average enrollment offset by the effect of the exclusion of mental health and substance abuse services.

         - The premiums earned of the property and casualty insurance segment increased by $6.4 million, or 11.7%, during the year 2002. This increase is mostly the result of increases in premium rates due to the deregulation of the commercial property and liability lines of business and to the segment's increased volume of business.

During the year 2002 the consolidated claims incurred increased by $40.9 million, or 4.0%, due to an increase in the volume of business. However, the loss ratio reflects a decrease of 2.5 percentage points when compared to the prior year. This decrease is mostly attributed to fluctuations in the claims incurred of the Health Insurance - Commercial Program segment and the Health Insurance - Healthcare Reform segment. The decrease in loss ratio is the result of better than expected utilization trends. In addition, management has established several cost containment measures that have allowed cost and utilization trends to maintain levels consistent with pricing and margin objectives thus keeping the loss ratio under control. The consolidated expense ratio has remained similar to that for the year 2001, reflecting an increase of
0.1 percentage points.

The consolidated realized gain on sale of securities of $185 thousand and $4.7 million for the years 2002 and 2001, respectively, is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies and from normal portfolio turnover of the trading and available-for-sale securities. The consolidated realized gain during the year 2001 is mostly due to the sale of common stocks of Popular, Inc., which generated a realized gain of approximately $2.3 million and also to normal portfolio turnover of the trading and available for sale securities.

The unrealized loss on trading securities of $8.3 and $3.6 million for the years 2002 and 2001, respectively, are related to investments held by the Health Insurance - Commercial Program, Health Insurance - Healthcare Reform and the Property and Casualty Insurance segments. This unrealized loss is mostly attributed to losses in the portfolios held by such segments in equity holdings that replicate the Standard & Poor's 500 Index (S&P 500 Index). This Index experienced a negative return in 2002 and 2001. These segments plan to continue their long-term strategy of passive management and diversification since historically, performance of these types of investments has outperformed other financial instruments.

The consolidated income tax expense for the year ended December 31, 2002 increased by $1.2 million when compared to the same amount for the prior year. This increase is mostly noted in the income tax expense of the property and casualty insurance segment, which reflect an increase of $685 thousand during the year 2002 that is attributed to the segment's increased volume of business and profitability.

Year ended December 31, 2001 compared with the year ended December 31, 2000

Consolidated premiums earned, net and fee revenue during 2001 increased by $66.8 million, or 6.1%, when compared to the consolidated premiums earned, net and fee revenue for 2000. This increase is mostly due to a combined increase of $64.1 million in the premiums earned, net and fee revenue of the Health Insurance - Commercial Program and the Health Insurance - Healthcare Reform segments.

         - The premiums earned, net and fee revenue corresponding to the Health Insurance - Commercial Program reflect an increase of $49.0 million, or 8.3%, during this period. Increased premium rates as well as a net increase in the average enrollment account for the increase in the segment's earned premiums net, and fee revenue.

         - The premiums earned corresponding to the Health Insurance - Healthcare Reform segment increased by $15.1 million, or 3.4%, during this period. This increase is basically the net result of increases in premium rates, a net decrease in the average enrollment offset by the effect of the exclusion of mental health and substance abuse services.

         - The premiums earned of the remaining segments increased by $2.7 million, or 4.1%, during this period.

During the year 2001 the consolidated claims incurred increased by $30.9 million, or 3.1%, due to an increase in the volume of business. However, the loss ratio reflects a decrease of 2.5 percentage points when compared to the prior year. This decrease is mostly attributed to fluctuations in the claims incurred of the Health Insurance - Commercial Program segment and the Health Insurance - Healthcare Reform segment. The decrease in loss ratio is the result of management's ability to adjust its pricing strategy to cope with the increase in claims costs and several measures for cost containment. This process commenced during 1999 and the first half of 2000, and its effect impacted the loss ratio during the second half of 2000 and 2001. The consolidated expense ratio has remained similar to that for the year 2000, reflecting an increase of 0.2 percentage points.

The consolidated net investment income for 2001 increased by $1.1 million or 4.4% when compared to that for the year 2000. This increase is mostly due to a higher average investment balance during the year 2001, partially offset by a reduction on the average interest yield of the fixed income portfolio.

The consolidated realized gain on sale of securities of $4.7 million is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies and from normal portfolio turnover of the trading and available-for-sale securities. This consolidated realized gain during the year 2001 is mostly due to the sale of common stocks of Popular, Inc., which generated a realized gain of approximately $2.3 million and also to normal portfolio turnover of the trading and available for sale securities.

The unrealized loss on trading securities of $3.6 million are related to investments held by the Health Insurance - Commercial Program, Health Insurance
- Healthcare Reform and the Property and Casualty Insurance segments. This unrealized loss is attributed to losses in certain portfolios held by such segments in equity holdings that replicate the Standard & Poor's 500 Index (S&P 500 Index). This Index experienced a negative return in 2001 and 2000. These segments plan to continue their long-term strategy of passive management and diversification since historically, performance of these types of investments has outperformed other financial instruments.

HEALTH INSURANCE - COMMERCIAL PROGRAM OPERATING RESULTS

(Dollar amounts in thousands)                            2002               2001             2000
                                                       ---------          --------          --------

Years ended December 31,

AVERAGE ENROLLMENT:
    Corporate accounts                                   313,557           322,369           328,029
    Self-funded employers                                123,680           118,866           119,069
    Individual accounts                                   82,583            77,352            73,322
    Federal employees                                     55,999            55,819            54,014
    Local government employees                            43,526            41,694            38,695
                                                       ---------          --------          --------
      TOTAL AVERAGE ENROLLMENT                           619,345           616,100           613,129
                                                       =========          ========          ========

Premiums earned, net                                   $ 669,954           628,704           583,536
Amount attributable to self-funded arrangements          151,497           135,002           118,078
Less amounts attributable to claims under
    self-funded arrangements                            (141,138)         (126,295)         (113,248)
                                                       ---------          --------          --------
      PREMIUMS EARNED, NET AND FEE REVENUE             $ 680,313           637,411           588,366
                                                       =========          ========          ========

CLAIMS INCURRED                                        $ 574,874           560,809           531,187
OPERATING COSTS                                           86,321            83,771            77,990
                                                       ---------          --------          --------
      TOTAL UNDERWRITING COSTS                         $ 661,195           644,580           609,177
                                                       =========          ========          ========

UNDERWRITING INCOME (LOSS)                             $  19,118            (7,169)          (20,811)
                                                       =========          ========          ========

LOSS RATIO                                                  84.5%             88.0%             90.3%
EXPENSE RATIO                                               12.7%             13.1%             13.3%
                                                       ---------          --------          --------
      COMBINED RATIO                                        97.2%            101.1%            103.5%
                                                       =========          ========          ========

NET INVESTMENT INCOME                                  $  10,577            10,428             9,993
NET REALIZED (LOSS) GAIN ON SALE OF SECURITIES              (312)            3,643             5,566
NET UNREALIZED LOSS ON TRADING SECURITIES                 (6,533)           (2,908)           (3,228)
                                                       ---------          --------          --------
      TOTAL NET INVESTMENT INCOME                      $   3,732            11,163            12,331
                                                       =========          ========          ========

NET INCOME (LOSS)                                      $  28,133             6,776            (3,090)
                                                       =========          ========          ========

General

The Health Insurance - Commercial Program segment's total revenues are primarily generated from premiums earned for risk-based healthcare services provided to its members, revenues generated from self-funded arrangements, and investment income. Claims incurred include healthcare services and other benefit expenses consisting primarily of payments to physicians, hospital and other service providers. A portion of the claims incurred for each period consists of an actuarial estimate of claims incurred but not reported to the segment during the period. Administrative expenses comprise general, selling, commissions, depreciation, payroll and other related expenses. The segment's results of operations depend largely on its ability to accurately predict and effectively manage healthcare costs.

This segment has a well-diversified investment portfolio with good asset quality and a large portion invested in investment-grade, fixed income securities. The segment's investment portfolio is predominantly held in U.S. Treasury securities, obligations of the U.S. and P.R. government instrumentalities and obligations of state and political subdivisions, which comprise over 60% of the total portfolio value as of December 31, 2002. The remaining investment portfolio consists of an equity securities portfolio that replicates the S&P 500 Index, a corporate bonds portfolio, and investments in strong local stocks of financial institutions. Due to market price appreciation, the segment has a large single issuer equity concentration in Popular, Inc., which is the holding company of Banco Popular de Puerto Rico, the largest local commercial bank in Puerto Rico. As of December 31, 2002 and 2001, the carrying value of the Corporation's investment in Popular, Inc. amounted to $25.8 million and $22.2 million, respectively. This investment represents 11.6% for the year 2002 and 11.4% for the year 2001 of the segments' total investments.

Year ended December 31, 2002 compared with the year ended December 31, 2001

Premiums earned, net and fee revenue for the year ended December 31, 2002, reflect an increase of $42.9 million, or 6.7%, when compared to the premiums earned, net and fee revenue for the year 2001. This increase is the result of the following:

         - This segment has been successful in monitoring premium rates, particularly in the rated Corporate Accounts business, assuring adequate premium rates that reflect actual claims experience.

         - The segment's enrollment increased by 3,245 members, or 0.5%, when comparing the average enrollment as December 31, 2002 with the average enrollment as of December 31, 2001. This increment is mostly reflected in the Individual Accounts, Self-funded Employers and Local Government Employees membership, where average enrollment increased by 5,231, or 6.8%, 4,814, or 4.1%, and 1,832, or 4.4%, during the year, respectively. The average enrollment of the Corporate Accounts groups decreased by 8,812 members, or 2.7%, during the year 2002.

         - In addition, management service fees increased by $1.7 million, or 19.0%, when compared to the same amount for the year 2001. This increase was due to increases of claims incurred under the self-funded agreements mostly as the result of the increase in membership.

Approximately 89.7% of the total premiums increase is attributed to increases in premium rates, while the remaining 10.3% is attributed to increases in membership.

Claims incurred during the year 2002 increased by $14.1 million, or 2.5%, when compared to the claims incurred during the year 2001. This increase is due to the segment's increased volume of business, together with a decrease in the loss ratio of 3.5 percentage points during the year. The improvement in the loss ratio is the result of the following:

         - Overall claims trends utilization development for the year 2002 was approximately 12.3% lower than expected.

         - In addition, the segment continues with cost containment measures that have allowed cost and utilization trends to maintain levels consistent with pricing and margin objectives. These cost containment initiatives have caused some utilization indicators to exhibit a downward trend.

         - Also, the segment experienced a favorable development of $10.9 million of the 2001 claim liabilities estimate mostly because of better than expected utilization trends.

Operating expenses increased by $2.6 million, or 3.0%, when comparing the balances of the years 2002 and 2001. The operating expense ratio decreased by
0.4 percentage points during the year 2002. The lower operating expense ratio for 2002 is mostly due to economies associated with premium revenue growth in relation to fixed company operating expenses. In addition the segment has made technology investments (increase in electronic claims submissions, virtual storage technology, and interactive voice response, among others) that have also resulted in increased efficiency. These economies were mitigated by the increase in the acquisition cost of business, such as marketing and commission expenses and the increase in payroll and payroll related expenses.

Year ended December 31, 2001 compared with the year ended December 31, 2000

Premiums earned, net and fee revenue for the year 2001 reflect an increase of $49.0 million, or 8.3%, when compared to those for the year 2000. This increase is the result of the combined effect of increases in premium rates and net increases in enrollment.

         - Due to prior years' experience and to cope with increases in health services cost, TSI was required to increase premium rates to better reflect expected claims costs. This effort was made gradually as contracts were renewed, and commenced in the last semester of 1999. TSI was able to implement these increases and retain the majority of its accounts because of its products and services, and its position in the health insurance market. The segment continues monitoring premium rates increases, particularly in the rated Corporate Accounts sector. This monitoring will make sure that premium rates reflect the actual claims experience of the groups.

         - Total enrollment increased by 8,675 members or 1.4% during the year 2001. This increase is mostly attributed to the increase in membership observed in the Individual Accounts of 7,303 members or 10.0%.

Approximately 81.5% of the total premiums increase is attributed to increases in premium rates, while the remaining 18.5% is attributed to increases in membership.

Claims incurred increased by $29.6 million or 5.6% when compared to 2000. This increase is due to the net effect of the increase in membership net of a decrease in loss ratio of 2.3 percentage points during the year 2001. The improvement in the loss ratio is the result of better premium pricing and cost containment measures for claims. As a result of the segment's cost containment initiatives, cost and utilization trends have been maintained at levels consistent with pricing and margin objectives. Due to the various initiatives, average length of hospital stays and emergency room visits continue to exhibit a downward trend. In addition, the implementation of certain pharmacy programs maintained the pharmacy cost trends at single digit numbers during 2001. For additional details of claims costs containment measures see Item 1 in the section "Health Insurance Commercial Program Segment".

The expense ratio for 2001 remained at the same level as the year 2000 levels. The amount of operating expenses increased by $5.8 million, or 7.4%, during the year 2001. This increase is mostly attributed to increases in normal costs incurred in the acquisition of new business, such as marketing and commission expenses, expenses related to compliance with the federal HIPAA, and in payroll and payroll related expenses. The expense ratio for the year 2001 decreased by
0.2 percentage points when compared to the expense ratio of the year 2000.

HEALTH INSURANCE - HEALTHCARE REFORM OPERATING RESULTS

(Dollar amounts in thousands)                             2002                2001              2000
                                                        ---------           -------           -------

Years ended December 31,

AVERAGE ENROLLMENT:
    North Area                                            251,002           272,564           277,121
    Northwest Area                                         78,168           165,123           163,609
    Metro-North Area                                      202,028           177,065           169,288
    Southwest Area                                        162,088            37,866                --
    West Area                                                  --                --            63,209
                                                        ---------           -------           -------
      TOTAL AVERAGE ENROLLMENT                            693,286           652,618           673,227
                                                        =========           =======           =======

PREMIUMS EARNED, NET                                    $ 487,000           454,923           439,774
                                                        =========           =======           =======

CLAIMS INCURRED                                         $ 445,039           420,953           420,476
OPERATING COSTS                                            36,109            32,646            30,350
                                                        ---------           -------           -------
      TOTAL UNDERWRITING COSTS                          $ 481,148           453,599           450,826
                                                        =========           =======           =======

UNDERWRITING INCOME (LOSS)                              $   5,852             1,324           (11,052)
                                                        =========           =======           =======

LOSS RATIO                                                   91.4%             92.5%             95.6%
EXPENSE RATIO                                                 7.4%              7.2%              6.9%
                                                        ---------           -------           -------
      COMBINED RATIO                                         98.8%             99.7%            102.5%
                                                        =========           =======           =======

NET INVESTMENT INCOME                                   $   5,106             4,547             4,633
NET REALIZED GAIN ON SALE OF SECURITIES                        76                 6               252
NET UNREALIZED (LOSS) GAIN ON TRADING SECURITIES             (495)             (132)               76
                                                        ---------           -------           -------
      TOTAL NET INVESTMENT INCOME                       $   4,687             4,421             4,961
                                                        =========           =======           =======

NET INCOME (LOSS)                                       $   9,770             4,563            (7,614)
                                                        =========           =======           =======

General

The Health Insurance - Healthcare Reform segment's total revenues are primarily generated from premiums earned according to the provisions of the Government's Healthcare Reform contracts and investment income. Claims incurred include health services and other benefit expenses consisting primarily of payments to physicians, hospitals and other service providers. A portion of the claims incurred for each period consists of an actuarial estimate of claims incurred but not reported to the segment during the period. Administrative expenses consist of general, depreciation, payroll and other related expenses. The segment's results of operations depend largely on its ability to accurately predict and effectively manage healthcare costs.

This segment has a well-diversified investment portfolio with good asset quality and a large portion invested in investment-grade, fixed income securities. The segment's investment portfolio is predominantly held in United States Treasury securities, obligations of United States government instrumentalities and obligations of state and political subdivisions, which comprise over 45% of the total portfolio value as of December 31, 2001. The remaining balance of the investment portfolio consists of an equity securities portfolio that replicates the S&P 500 Index, a corporate bonds portfolio, as well as investments in strong local stocks of sound financial institutions.

Year ended December 31, 2002 compared with the year ended December 31, 2001

Premiums earned, net of the Healthcare Reform segment for the year 2002 increased by $32.1 million, or 7.1%, when compared to the year 2001. This increase is the result of the following:

         - The average enrollment for this segment reflects an increase of 40,668 members when comparing to the average enrollment for the year 2001. This increase is due to the net effect of the following: the acquisition of the Southwest Area effective October 1, 2001, the merger of six (6) new municipalities into existing areas effective July 1, 2002 and the loss of the Northwest Area, which municipalities were merged into the West Area (served by another carrier) effective July 1, 2002.

         - Premium rates were increased by approximately 13.2% during the Healthcare Reform contract renegotiation process. New premium rates were negotiated effective October 1, 2001 for a nine-month period and effective July 1, 2002 for a twelve-month period ending on June 30, 2003.

         - Effective October 1, 2001, the Government of Puerto Rico excluded mental health and substance abuse benefits from the risks managed by the health insurance carrier. The exclusion of these benefits represented a decrease of approximately $36 million in premiums earned during the year ended December 31, 2002. These services will continue to be directly contracted by the Government with specialized mental health service providers.

Approximately 89.0% of the total premiums increase is attributed to increases in membership, while the remaining 11.0% is attributed to increases in premium rates.

Claims incurred during the year 2002 increased by $24.1 million, or 5.7%, when compared to the claims incurred during the year 2001. The increase is attributed to the increase in volume of business, net of the exclusion of mental health services and substance abuse benefits from the coverage of the policy. During the year ended 2002, the loss ratio decreased when compared with the year 2001, as a result of the increase in premiums rates, as well as to a reduction in the coverage of the Healthcare Reform policy.

Operating expenses for the year 2002, increased by $3.5 million, or 10.6%, when compared to the year 2001. This increase is due to the segment's increase in membership. The expense ratio for the year 2002 increased by 0.2 percentage points when compared to the expense ratio for the year 2001.

Year ended December 31, 2001 compared with the year ended December 31, 2000

Premiums earned, net for the year 2001 increased by $15.1 million or 3.4% when compared to the same amount for the year 2000. This increase is basically the net result of increases in premium rates offset by a decrease in members and the exclusion of mental health and substance abuse services from the Health Reform insurance policy.

         - New premium rates were negotiated effective October 1, 2001 for a nine-month period ending on June 30, 2002.

         - The average enrollment for this segment reflects a decrease of 20,609 members when compared to the average enrollment for the year 2000. This decrease is attributed to the net effect of the loss of the West Area effective July 1, 2000 and the acquisition of the Southwest Area effective October 1, 2001. The decrease in membership represented about $14.0 million in premiums earned.

         - Effective October 1, 2001, the Government of Puerto Rico excluded mental health and substance abuse benefits from the coverage offered in the policy. The exclusion of the mental health and substance abuse benefits from the coverage of the Healthcare Reform insurance policy represented a decrease of approximately $9.0 million in premiums earned during 2001. These services will continue to be directly contracted by the Government with specialized mental health service providers.

The total increase experienced in earned premiums is attributed to increased premium rates.

Claims incurred increased by $477 thousand or 0.1% when compared to the year 2000. This increase is attributed to the growth in capitation payments to IPA's and in the cost of risks assumed by the segment, net of the exclusion of mental health services and substance abuse benefits and the decrease in membership. During 2001, the loss ratio for the Health Insurance - Healthcare Reform segment decreased by 3.1 percentage points when compared to the loss ratio for 2000. This decrease is mainly due to increases in premium rates, particularly in the Metro-North Area, as well as to a reduction in the coverage of the Healthcare Reform policy. Effective September 30, 2001, the Healthcare Reform policy did not cover mental health and substance abuse benefits. The Government now directly assumes the risk for these benefits.

Operating expenses for the year 2001 increased by $2.3 million, or 7.6%, when compared to the operating expenses for the year 2000. This increase is attributed to the increased volume of business of the segment. The expense ratio increased by 0.3 percentage points when compared to the expense ratio for the year 2000.

PROPERTY AND CASUALTY INSURANCE OPERATING RESULTS

(Dollar amounts in thousands)                        2002                 2001              2000
                                                   ---------            -------            -------

Years ended December 31,

PREMIUMS WRITTEN:
    Commercial multiperil                          $  48,640             41,013             31,082
    Dwelling                                          17,165             18,051             17,046
    Auto physical damage                              16,918             13,961             14,173
    Commercial auto liability                         10,823              8,274              9,348
    Medical malpractice                                5,857              5,456              4,067
    All other                                         12,878             10,061             11,508
                                                   ---------            -------            -------
      Total premiums written                         112,281             96,816             87,224
                                                   ---------            -------            -------
Premiums ceded                                       (39,806)           (39,608)           (31,208)
Change in unearned premiums                          (11,787)            (2,871)            (2,523)
                                                   =========            =======            =======
      NET PREMIUMS EARNED                          $  60,688             54,337             53,493
                                                   =========            =======            =======

CLAIMS INCURRED                                    $  34,334             32,348             32,692
OPERATING COSTS                                       25,549             22,548             20,569
                                                   ---------            -------            -------
      TOTAL UNDERWRITING COSTS                     $  59,883             54,896             53,261
                                                   =========            =======            =======

UNDERWRITING INCOME (LOSS)                         $     805               (559)               232
                                                   =========            =======            =======

LOSS RATIO                                              56.6%              59.5%              61.1%
EXPENSE RATIO                                           42.1%              41.5%              38.5%
                                                   ---------            -------            -------
      COMBINED RATIO                                    98.7%             101.0%              99.6%
                                                   =========            =======            =======

NET INVESTMENT INCOME                              $   6,579              7,564              6,996
NET REALIZED GAIN ON SALE OF SECURITIES                  243                967                539
NET UNREALIZED LOSS ON TRADING SECURITIES             (1,294)              (585)              (585)
                                                   ---------            -------            -------
      TOTAL NET INVESTMENT INCOME                  $   5,528              7,946              6,950
                                                   =========            =======            =======

NET INCOME                                         $   6,223              6,529              6,282
                                                   =========            =======            =======

General

The property and casualty insurance segment's total revenues are primarily generated from net premiums earned and investment income. Claims incurred are composed of losses and loss-adjustment expenses. A portion of the claims incurred for each period consists of an estimate of unreported losses to the segment during the period. Administrative expenses consist of general, commissions, depreciation, payroll and other related expenses.

STS has a well-diversified investment portfolio with good asset quality and a large portion invested in investment-grade, fixed income securities. The segment's investment portfolio is predominantly held in U.S. Treasury securities, obligations of U.S. government instrumentalities and obligations of state and political subdivisions, which comprise over 80% of the total portfolio value as of December 31, 2002. The remaining balance of the investment portfolio consists of an equity securities portfolio that replicates the S&P 500 Index, a corporate bonds portfolio, and investments in strong local stocks of financially sound financial institutions. Due to market value increase, the segment has a large single issuer equity concentration in Popular, Inc. As of December 31, 2002 and 2001, the carrying value of the Corporation's investment in Popular, Inc. amounted to $2.3 million and $4.2 million, respectively. This investment represents 2.2% for the year 2002, and 4.2% for the year 2001 of the segments total investments.

Year ended December 31, 2002 compared with the year ended December 31, 2001

Total premiums written for the year ended December 31, 2002 increased by $15.5 million, or 16.0%, when compared to the year 2001. This increase is reflected in the premiums written for the following lines of business:

         - The commercial multiple peril line accounted for the principal increase in premiums volume, increasing by $7.6 million, or 18.6%, during the year 2002. This increase is due to increases in premium rates as a result of the commercial lines deregulation. Also, during the year 2002 the segment subscribed new business with higher average premium rates that substituted other accounts with average premium rates below desired levels. As in the previous years, the increase in average premium rates of the commercial business is the primary contributor to the fluctuation experienced in total premiums written.

         - The auto business also contributed to this year's increase, where the auto physical damage lines and the commercial auto liability line increased by $3.0 million, or 21.2%, and $2.5 million, or 30.8%, respectively. These increases are also attributed to the deregulation of premium rates, mostly as a result of the elimination of credits or discounts in the commercial accounts.

         - The amount of premiums written in the general liability business (included within the "All Other" caption in the above summary) reflect an increase of $2.0 million during the year 2002. This increase is due to the acquisition of one significant account within this line of business, with premiums written of approximately $1.6 million.

         - On the contrary, dwelling premiums reflect a decrease of $886 thousands, or 4.9%, during the year 2002. This decrease is basically the result of a decrease in new business from financial institutions. This segment's management has been devoting additional efforts to increase its client base in this financial sector to mitigate the effect of such fluctuation.

Approximately 60.0% of the increase in total premiums written is due to increases in premium rates. The remaining 40.0% is attributed to an increase in the volume of business.

Premiums ceded to reinsurers for the year ended December 31, 2002 remained similar to the same amount for the year 2001, reflecting an increase of $198 thousand, or 0.5%. The ratio of premiums ceded to total premiums written, however, reflects a decrease of 5.4 percentage points. This fluctuation is the net result of several factors:

         - STS has increased its retention of the commercial property portfolio. The increased retention, which decreases the amounts or premiums ceded to reinsurers, allows the segment to keep more premiums on profitable business.

         - During the reinsurance contract renewal process, the segment cancelled a commercial quota share reinsurance treaty. This cancellation propitiated a reinsurance portfolio transfer that resulted in the reacquisition of business previously ceded, and, accordingly, a reduction in premiums ceded.

         - An increase of over 30% in catastrophe reinsurance costs due to recent worldwide catastrophes.

         - Acquisition of additional catastrophe protection as a result of a shortfall on the property first surplus treaty.

During the year ended December 31, 2002 the property and casualty segment loss ratio decreased by 2.9 percentage points as compared to the loss ratio for the year 2001. This decrease is mostly the result of favorable underwriting results in the commercial multiperil line of business (resulting from increases in premium rates as a consequence of deregulation) and an increased retention of the segment's profitable lines of business, which has increased the premiums earned base. Also, the professional liability line experienced an improvement in its loss ratio as a result of premium rate increases of approximately 60% (which were effective April 2001) and strict adherence to underwriting practices and reinsurance constraints. In addition, the loss ratio of the auto physical damage line of business shows a decrease of 7.8 percentage points, mostly due to the net effect of increased premium rates and reserve releases.

The operating expenses for the year ended December 31, 2002 increased by $3.0 million, or 13.3%, when compared to the operating expenses for the year ended December 31, 2001. This increase is directly related to the segment's increase in its volume of business. The expense ratio experienced an increase of 0.6 percentage points during the year 2002. The increase in the expense ratio is the result of a reduction in the reinsurance commission income, which is presented netting the commission expense of the segment. The decrease in the reinsurance commission income is due to the restructuring of the reinsurance program during the contract renewal process.

Year ended December 31, 2001 compared with the year ended December 31, 2000

Gross premiums written in the property and casualty insurance segment for the year 2001 increased by $9.6 million, or 11.0%, when compared to the year 2000. This increase is reflected in the premiums written for the following lines of business:

         - Premiums written in the commercial multiple peril line increased by $9.9 million, or 32.0%, during the year 2001. This increase in volume is due to STS' efforts to establish itself as the island's leader in the commercial package business.

         - Premiums written in the professional liability line increased by $1.4 million, or 34.2%, during the year 2001. This is the result of rate increases of 59.9% for physicians and surgeons and 85.6% for hospitals. These increases were effective April 1, 2001.

Over 80% of the increase experienced in premiums written is attributed to increased volume of business and the remaining 20% is attributed to increased premium rates.

Premiums ceded to reinsurers during 2001 increased by $8.4 million or 26.9% when compared to 2000. This increase is due to the effect of the following:

         - Most of the increase in premiums ceded is concentrated in catastrophe reinsurance premiums and attributed to recent worldwide catastrophes, which influence the global condition on the cost and availability of catastrophe coverage. In STS this situation resulted in an increase in catastrophe coverage costs of 44% in the 2002 treaty renewal, which is expected to be recovered through an average increase in property risks rates of approximately 35% and a reduction in acquisition costs.

         - In addition, STS' growth in the commercial property sector caused a proportional increase in aggregate levels needed to be covered by catastrophic and proportional treaties.

During 2001, property and casualty loss ratio decreased by 1.6 percentage points, primarily as a result of favorable underwriting results in the auto business and premium rate increases of approximately 60% that were effective April 2001. Operating expenses increased by $2.0 million, or 9.6%, during the year 2001. The increase in the expense ratio of 3.0 percentage points is the result of a reduction in the reinsurance commission income, which is presented netting the commission expense of the segment. The decrease in the reinsurance commission income is due to the restructuring of the reinsurance program during the contract renewal process.

LIFE AND DISABILITY INSURANCE OPERATING RESULTS

(Dollar amounts in thousands)                         2002                2001              2000
                                                    --------             ------             ------

Years ended December 31,

NET EARNED PREMIUMS AND COMMISSION INCOME:
Earned premiums                                     $ 20,929             17,996             15,590
Earned premiums ceded                                 (6,447)            (5,165)            (4,558)
                                                    --------             ------             ------
      Net earned premiums                             14,482             12,831             11,032
                                                    --------             ------             ------
Commission income on reinsurance                         510                595                544
                                                    --------             ------             ------
      NET PREMIUMS EARNED                           $ 14,992             13,426             11,576
                                                    ========             ======             ======

CLAIMS INCURRED                                     $  7,733              6,914              5,778
OPERATING COSTS                                        5,133              4,553              3,788
                                                    --------             ------             ------
      TOTAL UNDERWRITING COSTS                      $ 12,866             11,467              9,566
                                                    ========             ======             ======

UNDERWRITING INCOME                                 $  2,126              1,959              2,010
                                                    ========             ======             ======

LOSS RATIO                                              51.6%              51.5%              49.9%
EXPENSE RATIO                                           34.2%              33.9%              32.7%
                                                    --------             ------             ------
      COMBINED RATIO                                    85.8%              85.4%              82.6%
                                                    ========             ======             ======

NET INVESTMENT INCOME                               $  2,253              2,496              2,502
NET REALIZED GAIN ON SALE OF SECURITIES                   67                 34                 20
                                                    --------             ------             ------
      TOTAL NET INVESTMENT INCOME                   $  2,320              2,530              2,522
                                                    ========             ======             ======

NET INCOME                                          $  3,585              3,366              3,334
                                                    ========             ======             ======

General

The life and disability insurance segment's total revenues are primarily generated from net premiums earned and investment income. Claims incurred are composed of benefits and claims. A portion of the claims incurred for each period consists of an estimate of unreported claims to the segment during the period. Administrative expenses consist of general, commissions, depreciation, payroll and other related expenses.

SVTS segment has a well-diversified investment portfolio with good asset quality and a large portion invested in investment-grade, fixed income securities. The segment's investment portfolio is predominantly held in U.S. Treasury securities, obligations of U.S. government instrumentalities and obligations of state and political subdivisions, which comprise over 91% of the total portfolio value as of December 31, 2002. The remaining investment portfolio consists of investments in strong local stocks from financially sound financial institutions. The segment has a large single issuer equity concentration in Popular, Inc. As of December 31, 2002 and 2001, the carrying value of the Corporation's investment in Popular, Inc. amounted to $1.7 million and $2.2 million, respectively. This investment represents 4.6% for the year 2002 and 5.3% for the year 2001 of the segment's total investments.

Year ended December 31, 2002 compared with the year ended December 31, 2001

Earned premiums for the year 2002 increased by $2.9 million or 16.3% when compared to 2001. This increase in earned premiums is mostly due to an increase in the number of certificates in force in the group life and group disability business totaling 38,386 certificates or 12.9% during the year 2002. Approximately 99% of the increase experienced in the earned premiums is attributed to increased volume of business. The remaining 1% of the increase in earned premiums is attributed to increased premium rates.

Premiums ceded to reinsurers during the year 2002 increased by $1.3 million or 24.8%. This increase is directly related to the increase in volume of business of the segment. The ratio of premiums ceded to earned premiums during 2002 increased from 28.7% in 2001 to 30.8% in 2002. This is mainly due to the product mix of subscribed business in the year. In 2002, more new business was subscribed in disability lines where the company retains 25% of the risk as compare to group life where the company retains 70% of the risk.

Claims incurred increased by $819 thousand or 11.8% when compared to 2001 mainly due to the increase in volume. The segment's loss ratio and administrative expense ratio remains constant when compared to 2001, due to favorable experience in all lines of business and cost control measures in place.

Year ended December 31, 2001 compared with the year ended December 31, 2000

Total earned premiums in the year 2001 increased by $2.4 million, or 15.4%, when compared to the year 2000. This increase in earned premiums is mostly due to an increase in the number of certificates in force in the group life and group disability business totaling 12,702 certificates, or 13.1%, during the year 2001. Approximately 99% of the increase experienced in the earned premiums is attributed to the increased volume of business. The remaining 1% of the increase in earned premiums is attributed to increased premium rates.

Premiums ceded to reinsurers during the year 2001 increased by $607 thousand, or 13.3%. This increase is directly related to the increase in volume of business of the segment. The ratio of premiums ceded to earned premiums during 2001 was consistent with the ratio for 2000. The premiums ceded to earned premiums' ratio were 28.7% for 2001 and 29.2% for 2000.

Claims incurred increased by $1.1 million or 19.7% when compared to the year 2000. The segment's loss ratio reflects an increase of 1.6 percentage points during the year 2001. This increase is mostly attributed to the net effect of a decrease in claims costs during 2001 and to non-recurring release of incurred but not reported claims reserve of approximately $1 million during the year 2000. This adjustment is the result of a better than expected actual development of the incurred but not reported claims reserve determined in 1999 for a significant new group that commenced coverage during the last quarter of 1999. Management assumed a conservative approach in determining the incurred but not reported claims reserve for this group in 1999, assuming a worst-case scenario in the absence of historical claim trends. Also, during the year 2001 the segment subscribed more disability business than during the year 2000, fact that also contributes to greater control in the loss ratio for the segment.

The expense ratio for the year 2001 reflects an increase of 1.2 percentage points when compared to the year 2000. This increase is the result of increased commission expense attributed to the increase in volume of business observed during the year and to the overall increase in payroll and payroll related expenses.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.

As of December 31, 2002 and 2001, the Corporation's cash and cash equivalents amounted to $82.8 million and $81.0 million, respectively. Sources of funds considered in meeting the objectives of the Corporation's operations include cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.

Net cash flows from operations are expected to sustain operations for the next year and thereafter, as long as the operations continue showing positive results. In addition, the Corporation monitors its premium rates and its claims incurred to ascertain proper cash flows and has the ability to increase premium rates throughout the year in the monthly renewal process.

Cash Flows from Operations

Most of the cash flows from operating activities are generated from the insurance subsidiaries. The basic components of the cash flows from operations are premium collections, claims payments less reinsurance premiums, and payment of operating expenses.

Net cash flows provided by operating activities amounted to $56.8 million, $69.4 million and $7.4 million as of December 31, 2002, 2001 and 2000, respectively, a decrease of $12.6 million in 2002 and an increase $62.0 in 2001. The fluctuation in cash flows provided by operating activities is mainly attributed to the net effect of the following:

         - Increase in collections of premiums of $74.0 million in 2002 and $65.9 million in 2001. The increase in premium collections is the result of the increased volume of business and increased premium rates of the operating segments.

         - Increase of $72.0 million in 2002 and a decrease of $12.3 in 2001 in the amount of claims losses and benefits paid. In the year 2002 the increase in the amount of claims losses and benefits paid is mostly the result of the segment's increased volume of business. The decrease in the amount of claims losses and benefits paid during the year 2001 is the result of the establishment of several costs containment measures by operating segments.

         - Increase of $6.3 million in 2002 and $15.9 million in 2001 in the amount of cash paid to suppliers and employees. The amount of cash paid to suppliers and employees increased mainly as a result of additional expenses generated from the acquisition of new business.

         - In addition during the year 2002, the amount of net acquisitions of investments in the trading portfolio increased by $9.5 million.

This excess liquidity is available, among other things, to invest in high quality and diversified fixed income securities and, to a lesser degree, to invest in marketable equity securities.

Cash Flows from Investing Activities

The basic components of the cash flows from investing activities is derived from acquisitions and proceeds from investments in the available-for-sale and held-to-maturity portfolios, and capital expenditures. The Corporation monitors the duration of its investment portfolio and executes purchases and sales of these investments with the objective of having adequate funds available to satisfy its maturing liabilities.

Net cash flows used in investing activities amounted to $43.5 million, $24.8 million and $7.4 million as of December 31, 2002, 2001 and 2000, respectively. The cash flows used in investing activities during 2002 and 2001 is mainly due to the investment of the excess cash generated from the operations and reinvestment of securities called or matured during the years 2002 and 2001. Total acquisition of investments exceeded the proceeds from investments sold or matured by $38.3 million and $18.8 million during the years 2002 and 2001, respectively.

Cash Flows from Financing Activities

Net cash flows (used in) provided by financing activities amounted to $(11.5) million, $2.8 million and $5.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. The decrease of $14.3 million during the year 2002 and $2.4 million during the year 2001 in the cash flows from financing activities is due to the effect of the following fluctuations:

         - The change in outstanding checks in excess of bank balances decreased by $10.2 and $2.8 million during the years 2002 and 2001, respectively. This represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

         - The payments of long-term debt increased by $3.2 million and $113 thousand during the years 2002 and 2001, respectively. This increase during the year 2002 is due to additional payments made during the year over the scheduled principal payments of the credit agreements. Scheduled principal repayments for 2003 amount to $1.6 million. Principal repayments are expected to be paid out of the Corporation's cash flows from operations.

         - During the year 2002, the amount of net surrenders of individual retirement accounts experienced an increase of $829 thousand. This fluctuation in the net surrenders of individual retirement accounts is attributed to the aggressive competition in the market for this product in Puerto Rico.

FINANCING AND FINANCING CAPACITY

The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of December 31, 2002, the Corporation had $81 million in available credit on these agreements, although there is no balance due as of that date.

In addition, during 1999 the Corporation entered into two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates determined by the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of December 31, 2002, the two credit agreements have an outstanding balance of $34.0 million and $16.0 million and an average annual interest rate of 4.47% and 3.26%, respectively. During 2001, the Corporation amended the $19.0 million credit agreement to extend its maturity date and to restructure its repayment schedule, which was originally due in August 31, 2001. The amended agreement stipulates repayments of principal amounts of not less than $250 thousand and in integral multiples of $50 thousand. The aggregate principal amounts of this credit agreement, as amended, shall be reduced annually to the amounts on or before the dates described below:

                              Required Principal
                                 Outstanding
     Date                          Balance
--------------              ----------------------
                            (amounts in thousands)

August 1, 2003                             $ 16,500
August 1, 2004                               15,000
August 1, 2005                               13,500
August 1, 2006                               12,000
August 1, 2007                                   --

These credit agreements contain several restrictive covenants, including, but not limited to, restrictions to incur in additional indebtedness and the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of December 31, 2002, management believes the Corporation is in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the credit agreements' outstanding balance. Principal repayments on these loans are expected to be paid out of the operating and investment cash flows of the Corporation.

The Corporation continually monitors existing and alternative financing sources to support its capital and liquidity needs.

CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The Corporation's contractual obligations include loans payable to a bank (refer to the previous section) and operating leases. The Corporation has operating non-cancelable leases for several offices and certain equipment. The maturity schedule of the Corporation's contractual obligations at December 31, 2002 is as follows:

(Dollar amounts
  in thousands)          TOTAL         2003        2004        2005         2006       2007     THEREAFTER
                         -----         ----        ----        ----         ----       ----     ----------

Loans payable           $50,015        1,640       2,645       3,140        3,140      13,640      25,810
Operating leases          2,838        1,445         600         426          301          66          --
                        -------        -----       -----       -----        -----      ------      ------
                        $52,853        3,085       3,245       3,566        3,441      13,706      25,810
                        =======        =====       =====       =====        =====      ======      ======

The maturity schedule of the Corporation's other commercial commitments as of December 31, 2002 is as follows:

(Dollar amounts
  in thousands)          TOTAL         2003        2004        2005         2006       2007     THEREAFTER
                         -----         ----        ----        ----         ----       ----     ----------

Standby Repurchase
   Obligations          $81,000        81,000         --          --           --          --          --
                        =======        =====       =====       =====        =====      ======      ======

As of December 31, 2002, the repurchase obligations credit facilities remained unused. Such facilities are due on various dates in 2003. Management understands that the Corporation has the ability to extend or renew them at its convenience.

The Corporation has an interest-rate related derivative instrument to manage the variability caused by interest rate changes in the cash flows of its loan agreements. The Corporation does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Corporation does not speculate using derivative instruments. To meet this objective, on December 6, 2002 management entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. This five-year interest swap changes the variable-rate cash flow (LIBOR plus 100 basis points) exposure on the debt obligation to fixed-rate cash flow (4.72%). The interest rate swap agreement is effective April 1, 2003.

As of December 31, 2002, $682 thousand of deferred loss on the derivative instrument was included within the accounts payable and accrued liabilities in the consolidated balance through a charge to accumulated other comprehensive income. No derivative instrument was held by the Corporation as of December 31, 2001.

Other than as noted above, the Corporation does not have any material off-balance sheet arrangements, trading activities involving non-exchange related contracts accounted for at fair value or relationships with persons or entities that derive benefits from a non-independent relationship with the Corporation or the Corporation's related parties.

RESTRICTION ON CERTAIN PAYMENTS BY THE CORPORATION

The Corporation is a for-profit organization that operates as a not-for-profit organization by virtue of the affirmative vote of its stockholders. As a result, the Corporation does not distribute dividends. This resolution could be altered anytime by the affirmative vote of stockholders and thus, dividends could be available for distribution subject to the applicable obligations and responsibilities.

In the event that the stockholders decide to operate as a for-profit organization and the Board of Directors decides to pay dividends, the amount that could be available for distribution would exclude TSI's operating reserve and the capital contributions made by TSI to its former subsidiaries before the corporate reorganization, due to TSI's tax exemption. This fact was reaffirmed by a letter issued by the Department of Treasury on July 3, 2001.

TSI is not allowed to distribute dividends on its common stock. This is due to an income tax administrative ruling issued by the Department of the Treasury of the Commonwealth of Puerto Rico, which grants the subsidiary a total tax exemption from Puerto Rico taxes if it complies with several conditions, one of which prohibits the payment of dividends.

TSM's insurance subsidiaries are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico. These regulations, among other things, require insurance companies to maintain certain levels of capital; therefore, restricting the amount of earnings that can be distributed. As of December 31, 2002, the insurance subsidiaries were in compliance with such minimum capital requirements. These regulations are not directly applicable to TSM, as a holding company, since it is not an insurance company. Except for TSI, which has the dividend restriction imposed by the Department of the Treasury's income tax administrative ruling, the regulations applicable to insurance subsidiaries are not expected to affect their ability to distribute dividends to TSM.

The credit agreements with a commercial bank restrict the amount of dividends that TSM and its subsidiaries can declare or pay to stockholders. According to the credit agreements, the dividend payment cannot exceed the accumulated retained earnings of the paying entity.

None of the previously described dividend restrictions are expected to have a significant effect on TSM's ability to meet its cash obligations.

SOLVENCY REGULATION

To monitor the solvency of the operations, the Blue Cross and Blue Shield Association (BCBSA) requires TSM and TSI to comply with certain specified levels of Risk Based Capital (RBC). RBC is designed to identify weakly capitalized companies by comparing each company's adjusted surplus to its required surplus (RBC ratio). The RBC ratio reflects the risk profile of insurance companies. At December 31, 2002, both entities had a RBC ratio above the level required by BCBSA.

OTHER CONTINGENCIES

         (1) Legal Proceedings - Various litigation claims and assessments against the Corporation have arisen in the course of the Corporation's business, including but not limited to, its activities as an insurer and employer. Further, the Commissioner of Insurance of the Commonwealth of Puerto Rico, as well as other Federal and Puerto Rico government authorities regularly make inquiries and conduct audits concerning the Corporation's compliance with applicable insurance and other laws and regulations.

                  TSI's compliance with the requirements of its income tax ruling is currently being audited by representatives of the Puerto Rico Department of the Treasury. Management is of the opinion that TSI is in compliance with such ruling at December 31, 2002 and 2001.

                  Based on the information currently known by the Corporation's management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have a material adverse effect on the Corporation's financial position, results of operations and cash flows. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could, from time to time, have an adverse effect on the Corporation's operating results and/or cash flows (see "Item 3. Legal Proceedings").

         (2) Guarantee Association - To operate in Puerto Rico, insurance companies, such as TSM's insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared to be insolvent. These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged. During the year 2002, the Corporation paid an assessment in connection with insurance companies declared insolvent in the amount of $654. No assessments were levied against the Corporation during the years 2001 and 2000. It is the opinion of management that any possible future guarantee association assessments will not have a material effect on the Corporation's operating results and/or cash flows.

                  Pursuant to the Puerto Rico Insurance Code, the property and casualty insurance segment is a member of Sindicato de Aseguradores para la Suscripcion Conjunta de Seguros de Responsabilidad Profesional Medico-Hospitalaria (SIMED) and of the Sindicato de Aseguradores de Responsabilidad Profesional para Medicos. Both syndicates were organized for the purpose of underwriting medical-hospital professional liability insurance. As a member, the segment shares risks with other member companies and, accordingly, is contingently liable in the event the previously mentioned syndicates cannot meet their obligations. In recent years, SIMED has encountered financial difficulties, mainly attributed to premium deficiencies. As of December 31, 2001 (date of latest financial statements available), SIMED presented a deficit of approximately $22.3 million. During 2002, 2001 and 2000, no assessment or payment has been made for this contingency.

         (3) Examination from Regulator - The Puerto Rico House of Representatives Banking and Insurance Committee (the Committee) is conducting an investigation of TSI's tax treatment under rulings issued by the Puerto Rico Department of the Treasury that grant TSI's tax exempt status. A similar resolution was approved by the Puerto Rico Senate. TSI has provided to the Committee and Puerto Rico Senate information and documents as requested.

CRITICAL ACCOUNTING ESTIMATES

The Corporation's consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on consistent basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Corporation continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management's estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

The policies discussed below are considered by management to be critical to an understanding of the Corporation's financial statements because their application places the most significant demands on management's judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. For all these policies, management cautions that future events may not necessarily develop as forecast, and the best estimates routinely require adjustment. Management believes that the amounts provided for these critical accounting estimates are adequate.

CLAIM LIABILITIES

The Corporation recognizes claim liabilities for all its insurance subsidiaries as follows:

         - Claims processed and incomplete for the health insurance segments represent the estimated amounts to be paid to providers based on experience and accumulated statistical data. Loss-adjustment expenses related to such claims are accrued based on estimated future expenses necessary to process such claims.

         - Claims processed and incomplete and loss-adjustment expenses of the property and casualty insurance segment represents the individual case estimate for reported claims and estimates for unreported losses, net of any salvage and subrogation as well as an estimate of expenses for investigating and settling claims. These estimates are based on analysis of prior loss experience modified for current trends.

         - Claims processed and incomplete of the life and disability insurance segment are based on the amount of benefits contractually determined for reported claims and on estimates for unreported claims. These estimates are based on analysis of prior loss experience modified for current trends.

Claim liabilities amounted to $244.6 million as of December 31, 2002; of that total, $103.1 million are related to unreported losses and $13.6 million are related to unpaid loss-adjustment expenses. The remaining balance corresponds to claims processed and incomplete.

Management continually evaluates the potential for changes in its claim liabilities estimates, both positive and negative, and uses the results of these evaluations both to adjust recorded claim liabilities and to adjust underwriting criteria. The Corporation's profitability depends in large part on accurately predicting and effectively managing the amount of claims incurred, particularly those of the health insurance segments and the losses arising from the property and casualty insurance segment. Management regularly reviews its premiums and benefits structure to reflect the Corporation's underlying claims experience and revised actuarial data; however, several factors could adversely affect the Corporation's underwriting. Some of these factors are beyond management control and could adversely affect its ability to accurately predict and effectively control claims incurred. Examples of such factors include changes in health practices, economic conditions, the advent of natural disasters, and malpractice litigation. Costs in excess of those anticipated could have a material adverse effect on the Corporation's results of operations.

IMPAIRMENT OF INVESTMENTS

A decline in the estimated fair value of any available for sale or held to maturity security below cost, which is deemed to be other than temporary, results in a reduction of the carrying amount to its fair value. The impairment is charged to operations and a new cost basis for the security is established. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds estimated fair value, the duration of the estimated fair value decline and the financial health and specific prospects for the issuer. Management regularly performs market research and monitors market conditions in order to minimize impairment risk. Investment in securities amounted to $469.6 million as of December 31, 2002. Gross unrealized gains and losses included in that carrying amount related to fixed maturity securities amounted to $8.8 million and $177 thousand, respectively. Gross unrealized gains and losses on equity securities, classified as securities held for trading and securities held as available for sale, amounted to $25.0 million and $10.1 million, respectively. Management believes that none of the securities whose carrying amount exceeds its estimated fair value at December 31, 2002 is at risk of being charged to operations during the year 2003. During the year 2002, the Corporation recognized an other than temporary impairment on one of its available for sale securities amounting to $311 thousand. No other than temporary impairment was recognized in the years 2001 and 2000.

ALLOWANCE FOR DOUBTFUL RECEIVABLES

The Corporation estimates the amount of uncollectible receivables in each period and establishes an allowance for doubtful receivables. The amount provided is based on management's continuous evaluation of the aging of accounts receivable and such other factors that deserve current recognition. A change in the level of uncollectible accounts could have a significant effect on the Corporation's results of operations. The allowance for doubtful receivables amounted to $13.8 million and $11.7 million as of December 31, 2002 and 2001, respectively.

OTHER SIGNIFICANT ACCOUNTING POLICIES

The Corporation has other significant accounting policies that do not involve the same degree of measurement uncertainty as those discussed above, that are nevertheless important to an understanding of the financial statements. These significant accounting policies are disclosed in note 2 of the notes to the audited consolidated financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the statement related to the rescission of SFAS No. 4 are applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 is not expected to apply on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on the Company's financial statements. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Corporation is exposed to certain market risks that are inherent in the Corporation's financial instruments, which arise from transactions entered into in the normal course of business. The Corporation does not enter into derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, but is subject to market risk on certain of its financial instruments. The Corporation must effectively manage, measure, and monitor the market risk associated with its invested assets and interest rate sensitive liabilities. It has established and implemented comprehensive policies and procedures to minimize the effects of potential market volatility.

MARKET RISK EXPOSURE

The Corporation has exposure to market risk mostly in its investment activities. For purposes of this disclosure, "market risk" is defined as the risk of loss resulting from changes in interest rates and equity prices. Analytical tools and monitoring systems are in place to assess each one of the elements of market risks.

As in other insurance companies, investment activities are an integral part of the Corporation's business. Insurance statutes regulate the type of investments that the insurance segments are permitted to make and limit the amount of funds that may be invested in some types of securities. Due to these statutes and regulations as well as due to business and investment strategies, the Corporation has a well-diversified investment portfolio with good asset quality and a large portion invested in investment-grade, fixed income securities.

The Corporation's investment philosophy is to maintain a largely investment-grade fixed income portfolio, provide adequate liquidity for expected liability durations and other requirements, and maximize total return through active investment management.

The Corporation evaluates the interest rates risk of its assets and liabilities regularly, as well as the appropriateness of investments relative to its internal investment guidelines. The Corporation operates within these guidelines by maintaining a well-diversified portfolio, both across and within asset classes. Investment decisions are centrally managed by investment professionals based on the guidelines established by management. The Corporation has a Finance Committee, composed of members of the Board of Directors, which monitors and approves investment policies and procedures. The investment portfolio is managed following those policies and procedures.

The Corporation's investment portfolio is predominantly held in U.S. treasury securities, obligations of U.S. government instrumentalities, obligations of state and political subdivisions, and obligations of the Commonwealth of Puerto Rico and its instrumentalities, which comprise approximately 70% of the total portfolio value in the year 2002. Of this 70% of total portfolio value, approximately 23% is composed of U. S. agency-backed mortgage backed securities and collateralized mortgage obligations. The remaining balance of the investment portfolio consists of an equity securities portfolio that replicates the S&P 500 Index, a corporate bonds portfolio and investments in strong local stocks from well-known financial institutions. The Corporation has a large single issuer equity concentration in Popular, Inc., which is the holding company of the largest local commercial bank in Puerto Rico. As of December 31, 2002, the carrying value of the Corporation's investment in Popular, Inc. amounted to $31.6 million, which represents 6.7% of total investments and 13.7% of stockholders' equity.

The Corporation measures market risk related to its holdings of invested assets and other financial instruments utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value of the instruments subject to market risk. The sensitivity analysis was performed separately for each of the Corporation's market risk exposures related to its trading and other than trading portfolios. This sensitivity analysis is an estimate and should not be viewed as predictive of the Corporation's future financial performance. The Corporation cannot assure that its actual losses in any particular year will not exceed the amounts indicated in the following paragraphs. Limitations related to this sensitivity analysis include:

         - The market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;

         - The model assumes that the composition of assets and liabilities remains unchanged throughout the year.


Accordingly, the Corporation uses such models as tools and not as a substitute for the experience and judgment of its management and Board of Directors.

INTEREST RATE RISK

The Corporation's exposure to interest rate changes results from its significant holdings of fixed maturities. Fixed maturities include U.S. and Puerto Rico government bonds, securities issued by government agencies, corporate bonds and mortgage-backed securities. Investments subject to interest rates risk are located within the Corporation's trading and other than trading portfolios. The Corporation is also exposed to interest rate risk from its two variable interest credit agreements and from its individual retirement accounts.

EQUITY PRICE RISK

The Corporation's investments in equity securities expose it to equity price risks, for which potential losses could arise from adverse changes in the value of equity securities. Financial instruments subject to equity prices risk are located within the Corporation's trading and other than trading portfolios.

RISK MEASUREMENT

TRADING PORTFOLIO

The Corporation's trading securities are a source of market risk. As of December 31, 2002, the Corporation's trading portfolio is composed of investments in publicly traded common stock (approximately 47% of total portfolio value) and investments in corporate bonds (approximately 51% of total portfolio value). The remaining balance of the trading portfolio is comprised of U.S. Treasury securities and obligations of U.S. government instrumentalities. The securities in the trading portfolio are high quality, diversified across industries and readily marketable. Trading securities are recorded at fair value; changes in the fair value of these securities are included in operations. The fair value of the investments in trading securities is exposed to both interest rate risk and equity price risk.

         (1) Interest Rate Risk - The Corporation has evaluated the net impact to the fair value of its fixed income investments using a combination of both statistical and fundamental methodologies. From these shocked values, a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over an instantaneous 100, 200 and 300 basis points (bp) rate shifts. Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths. Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc. Securities evaluated under the aforementioned scenarios include mostly private label structures, provided that cash flows information is available. The following table sets forth the result of this analysis for the years ended December 31, 2002 and 2001.

(Dollar amounts in thousands)

                                 EXPECTED            AMOUNT OF         %
CHANGE IN INTEREST RATES        FAIR VALUE           DECREASE        CHANGE
------------------------        ----------           --------        ------

DECEMBER 31, 2002:

    Base Scenario                $49,693
       +100 bp                   $46,941              (2,752)        (5.54)%
       +200 bp                   $44,428              (5,265)       (10.60)%
       +300 bp                   $42,122              (7,571)       (15.24)%

DECEMBER 31, 2001:

    Base Scenario                $38,431
       +100 bp                   $36,478              (1,953)        (5.08)%
       +200 bp                   $34,701              (3,730)        (9.71)%
       +300 bp                   $33,078              (5,353)       (13.93)%

                  The Corporation believes that an interest rate shift in a 12-month period of 100 bp represents a moderately adverse outcome, while a 200 bp shift is significantly adverse and a 300 bp shift is unlikely given historical precedents.

         (2) Equity Price Risk - The Corporation's equity securities in the trading portfolio are comprised primarily of publicly traded common stock. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2002 and 2001, the hypothetical loss in the fair value of these investments is estimated to be approximately $4.5 million and $5.1 million, respectively.


OTHER THAN TRADING PORTFOLIO

The Corporation's available-for-sale and held-to-maturity securities are also a source of market risk. As of December 31, 2002 approximately 87% and 100% of the Corporation's investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed income securities. The remaining balance of the available-for-sale portfolio is comprised of equity securities. Available-for-sale securities are recorded at fair value, changes in the market value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized. Held-to-maturity securities are recorded at amortized cost, adjusted for the amortization, or accretion of premiums or discounts. The fair value of the investments in the other than trading portfolio is exposed to both interest rate risk and equity price risk.

         (1) Interest Rate Risk - The Corporation has evaluated the net impact to the fair value of its fixed income investments using a combination of both statistical and fundamental methodologies. From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over an instantaneous 100, 200 and 300 bp rate shifts. Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths. Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc. Securities evaluated under the aforementioned scenarios include, as it relates to the Corporation, mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available. The following table sets forth the result of this analysis for the years ended December 31, 2002 and 2001.

(Dollar amounts in thousands)

                                 EXPECTED            AMOUNT OF         %
CHANGE IN INTEREST RATES        FAIR VALUE           DECREASE        CHANGE
------------------------        ----------           --------        ------

DECEMBER 31, 2002:

    Base Scenario                $348,467
       +100 bp                   $336,628             (11,839)        (3.40)%
       +200 bp                   $325,671             (22,796)        (6.54)%
       +300 bp                   $313,400             (35,067)       (10.06)%

DECEMBER 31, 2001:

    Base Scenario                $290,043
       +100 bp                   $278,413             (11,630)        (4.01)%
       +200 bp                   $267,725             (22,318)        (7.69)%
       +300 bp                   $257,182             (32,861)       (11.33)%

                  The Corporation believes that an interest rate shift in a 12-month period of 100 bp represents a moderately adverse outcome, while a 200 bp shift is significantly adverse and a 300 bp shift is unlikely given historical precedents. Although the Corporation classifies 88% of its fixed income securities as available-for-sale, the Corporation's cash flows and the intermediate duration of its investment portfolio should allow it to hold securities until their maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.

                  The Corporation is subject to interest rate risk on its two credit agreements with a commercial bank and on its individual retirement accounts (IRA). Shifting interest rates do not have a material effect on the fair value of these instruments. The two credit agreements have a variable interest rate structure, which reduces the potential exposure to interest rate risk. The IRA accounts have short-term interest rate guarantee which also reduces the accounts' exposure to interest rate risk.

                  The Corporation a has interest-rate related derivative instrument to manage the variability caused by interest rate changes in the cash flows of its credit agreements. The Corporation does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Corporation does not speculate using derivative instruments. To meet this objective, on December 6, 2002 management entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. This swap changes the variable-rate cash flow exposure on the debt obligations to fixed-rate cash flows.

                  The Corporation assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Corporation maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Corporation's outstanding or forecasted debt obligations as well as the Corporation's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, to estimate the expected impact of changes in interest rates on the Corporation's future cash flows.

                  As of December 31, 2002, $682 thousand of deferred loss on the derivative instrument was included within the accounts payable and accrued liabilities in the consolidated balance sheets. Assuming an immediate decrease of 10% period end rates, the hypothetical loss in the fair value of the derivative instrument is estimated to be approximately $68 thousand. No derivative instrument was held by the Corporation as of December 31, 2001.

         (2) Equity Price Risk - The Corporation's equity securities in the available-for-sale portfolio are comprised primarily of stock of several Puerto Rico financial institutions. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2002 and 2001, the hypothetical loss in the fair value of these investments is estimated to be approximately $4.7 million and $3.8 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

For the consolidated financial statements as of December 31, 2002, 2001 and 2000, see Index to financial statements in "Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K" to this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

(Dollar amounts in thousands,
  except per share data                          MARCH 31         JUNE 30      SEPTEMBER 30   DECEMBER 31        TOTAL
                                                 ---------        -------      ------------   -----------      ---------

2002

STATEMENT OF OPERATIONS DATA

Premiums earned, net                             $ 309,842        308,478        304,586        307,765        1,230,671
Amounts attributable to claims under
    self-funded arrangements                        34,838         37,427         38,524         39,895          150,684
Less amounts attributable to claims under
    self-funded arrangements                       (32,458)       (36,379)       (35,210)       (37,091)        (141,138)
                                                 ---------        -------        -------        -------        ---------
      Premiums earned, net and fee revenue         312,222        309,526        307,900        310,569        1,240,217
                                                 ---------        -------        -------        -------        ---------
Net investment income                                5,990          6,359          6,186          6,243           24,778
Net realized investment gains (losses)                (156)             6            683           (348)             185
Net unrealized investment gain (loss)
    on trading securities                              285         (5,662)        (6,695)         3,750           (8,322)
Other income, net                                      213            211          6,174          1,453            8,051
                                                 ---------        -------        -------        -------        ---------
Total revenue                                    $ 318,554        310,440        314,248        321,667        1,264,909
                                                 =========        =======        =======        =======        =========

Net income                                       $   6,451          9,267         13,949         18,582           48,249
                                                 =========        =======        =======        =======        =========

Basic earnings per share (1):

If the Corporation operated as a for-profit
    organization                                 $     575            795            890          1,506            3,766
                                                 ---------        -------        -------        -------        ---------

If TSI operated as a not-for-profit
    organization                                 $     287            304            187            307            1,085
                                                 =========        =======        =======        =======        =========

(Dollar amounts in thousands,
  except per share data                          MARCH 31         JUNE 30      SEPTEMBER 30   DECEMBER 31        TOTAL
                                                 ---------        -------      ------------   -----------      ---------

2001

STATEMENT OF OPERATIONS DATA

Premiums earned, net                             $ 278,464        275,902        288,760        308,047        1,151,173
Amounts attributable to claims under
    self-funded arrangements                        33,303         33,034         30,862         37,175          134,374
Less amounts attributable to claims under
    self-funded arrangements                       (32,187)       (30,821)       (30,404)       (32,883)        (126,295)
                                                 ---------        -------        -------        -------        ---------
      Premiums earned, net and fee revenue         279,580        278,115        289,218        312,339        1,159,252
                                                 ---------        -------        -------        -------        ---------
Net investment income                                6,198          6,362          6,345          6,500           25,405
Net realized investment gains (losses)                 809          1,571          2,995           (720)           4,655
Net unrealized investment gain (loss)
    on trading securities                           (2,286)          (838)        (6,152)         5,651           (3,625)
Other income, net                                       48          4,484             26            151            4,709
                                                 ---------        -------        -------        -------        ---------
Total revenue                                    $ 284,349        289,694        292,432        323,921        1,190,396
                                                 =========        =======        =======        =======        =========

Net income                                       $   4,166          5,555          2,557          9,437           21,715
                                                 =========        =======        =======        =======        =========

Basic earnings per share (1):

If the Corporation operated as a for-profit
    organization                                 $     334            398            255            558            1,545
                                                 ---------        -------        -------        -------        ---------

If TSI operated as a not-for-profit
    organization                                 $     268            274            252            258            1,052
                                                 =========        =======        =======        =======        =========

(1) Further details on the calculation of basic earnings per share are set forth in notes 2 and 22 to the audited consolidated financial statements for the years ended December 31, 2002, 2001 and 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

This information is incorporated by reference to the section "Proposals of the Board of Directors" included in the Corporation's definitive Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

This information is incorporated by reference to the section "Executive Compensation" included in the Corporation's definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This information is incorporated by reference to the section "Principal Holders of the Shares" included in the Corporation's definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

This information is incorporated by reference to the section "Certain Relationships and Related Transactions" included in the Corporation's definitive Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within the 90 days prior to the filing date of this annual report, the Corporation's Chief Executive Officer and Chief Financial Officer, with the participation of management, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be disclosed by the Corporation in reports filed under the Exchange Act have been made known to them in a timely fashion.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Corporation's disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS AND SCHEDULES

        FINANCIAL STATEMENTS           DESCRIPTION
        --------------------           -----------
                 F-1                   Independent Auditors' Report
                 F-2                   Consolidated Balance Sheets as of December 31, 2002 and 2001
                 F-3                   Consolidated Statements of Operations for the years ended
                                       December 31, 2002, 2001 and 2000
                 F-4                   Consolidated Statements of Stockholders' Equity and Comprehensive
                                       Income for the years ended December 31, 2002, 2001 and 2000
                 F-5                   Consolidated Statements of Cash Flows for the years ended
                                       December 31, 2002, 2001 and 2000
                 F-7                   Notes to Consolidated Financial Statements - December 31, 2002, 2001
                                       and 2000

        FINANCIAL STATEMENTS
              SCHEDULES                DESCRIPTION
        --------------------           -----------

                 S-1                   Schedule II - Condensed Financial Information of the Registrant
                 S-2                   Schedule III - Supplementary Insurance Information
                 S-3                   Schedule IV - Reinsurance
                 S-4                   Schedule V - Valuation and Qualifying Accounts

Schedule I - Summary of Investments was omitted because the information is disclosed in the notes to the consolidated financial statements. Schedule VI - Supplemental Information Concerning Property Casualty Insurance Operations was omitted because the schedule is not applicable to the Corporation.

REPORTS ON FORM 8-K

The Corporation filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

         - Form 8-K dated January 9, 2003, to reschedule the date to reconvene and continue the Special Meeting commenced on October 13, 2002 from February 9, 2003 to February 23, 2003.

         - Form 8-K dated February 23, 2003, to report the issuance of a press release announcing that 98.4% of the shares present and represented at the continuation of the Special Meeting commenced October 13, 2002, held on February 23, 2003 (the "Special Meeting"), voted in favor of continuing the meeting at a later date. This was necessary since only 69% of total shares outstanding were represented at the Special Meeting and 75% or more was required in order to take a vote to implement the proposals to amend TSM's capital structure. These proposals were approved by shareholders in the Annual Shareholders Meeting held in April 2001.

Exhibits

      Exhibits    Description
         3(i)     Articles of Incorporation of Triple-S Management Corporation
                  as amended (English Translation) (incorporated hereto by
                  reference to Exhibit 3(i) to TSM's Form 10-Q for the Quarter
                  Ended June 30, 2002 (File No. 0-49762).

         3(ii)    By-Laws of Triple-S Management Corporation as amended (English
                  Translation) (incorporated hereto by reference to Exhibit
                  3(ii) to TSM's Form 10-Q for the Quarter Ended June 30, 2002
                  (File No. 0-49762).

         10.1     Puerto Rico Health Insurance Contract for the Metro-North
                  Region (incorporated hereto by reference to Exhibit 10.1 to TSM's Form 10-Q for the Quarter Ended June 30, 2002 (File No.
                  0-49762).

         10.2     Puerto Rico Health Insurance Contract for the North Region
                  (incorporated hereto by reference to Exhibit 10.2 to TSM's
                  Form 10-Q for the Quarter Ended June 30, 2002 (File No.
                  0-49762).

         10.3     Puerto Rico Health Insurance Contract for the South-West
                  Region (incorporated hereto by reference to Exhibit
                  10.3 to TSM's Form 10-Q for the Quarter Ended June 30, 2002
                  (File No. 0-49762).

         10.4     Employment Contract with Mr. Ramon Ruiz Comas, CPA
                  (incorporated hereto by reference to Exhibit 10.4 to TSM's
                  Form 10-Q for the Quarter Ended June 30, 2002 (File No.
                  0-49762).

         10.5 Employment Contract with Ms. Socorro Rivas, CPA (incorporated hereto by reference to Exhibit 10.5 to TSM's Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762).

         10.6     Employment Contract with Dr. Alejandro Franco CPA
                  (incorporated hereto by reference to Exhibit 10.9 to TSM'
                  General Form of Registration of Securities on Form 10 (File
                  No. 0-49762).

         10.7 Federal Employees Health Benefits Contract (incorporated hereto by reference to Exhibit 10.5 to TSM' General Form of Registration of Securities on Form 10 (File No. 0-49762).

         10.8     Credit Agreement with FirstBank Puerto Rico in the amount of
                  $41,000,000 (incorporated hereto by reference to Exhibit 10.6 to TSM' General Form of Registration of Securities on Form 10
                  (File No. 0-49762).

         10.9     Credit Agreement with FirstBank Puerto Rico in the amount of
                  $20,000,000 (incorporated hereto by reference to Exhibit 10.7 to TSM' General Form of Registration of Securities on Form 10
                  (File No. 0-49762).

         10.10 Non-Contributory Retirement Program (incorporated hereto by reference to Exhibit 10.8 to TSM' General Form of Registration of Securities on Form 10 (File No. 0-49762).

         10.11 License and other Agreements with Blue Shield (incorporated hereto by reference to Exhibit 10.10 to TSM' General Form of Registration of Securities on Form 10 (File No. 0-49762).

         11.1 Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the years ended December 31, 2002, 2001 and 2000 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the notes to the consolidated financial statements.

         12.1 Statement re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the years ended December 31, 2002, 2001 and 2000 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part II of this Form 10-K.

         13.1 Triple-S Management Corporation Annual Report to Shareholders for the year ended December 31, 2002.

         13.2 List of Exhibits to Annual Report to Shareholders for the year ended December 31, 2002.

         23.1 List of Subsidiaries of the Corporation (incorporated hereto by reference to Exhibit 21 to TSM' General Form of Registration of Securities on Form 10 (File No. 0-49762).

         99.1     Triple-S Management Corporation's Proxy Statement for the
                  April 27, 2003 Annual Meeting of Shareholders (incorporated hereto by reference to the Definitive Proxy Statement on
                  Schedule 14A filed March 28, 2003).

All other exhibits for which provision is made in the applicable accounting regulation of the United States Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIPLE-S MANAGEMENT CORPORATION
Registrant


By:               /s/ Ramon M. Ruiz-Comas            Date:             March 31, 2003
         -------------------------------------
         Ramon M. Ruiz-Comas
         President and Chief Executive Officer

By:               /s/ Juan J. Roman                  Date:             March 31, 2003
         -------------------------------------
         Juan J. Roman
         Vice President of Finance
         (Principal Financial Officer)
         (Principal Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:               /s/ Fernando Ysern-Borras                   Date:             March 31, 2003
         ----------------------------------
         Dr. Fernando Ysern-Borras
         Director and Chairman of the Board

By:               /s/ Dr. Wilmer Rodriguez-Silva              Date:             March 31, 2003
         ---------------------------------------------
         Dr. Wilmer Rodriguez-Silva
         Director and Vice-Chairman of the Board


By:               /s/ Jesus R. Sanchez-Colon                  Date:             March 31, 2003
         ---------------------------------------------
         Dr. Jesus R. Sanchez-Colon
         Director and Secretary of the Board


By:               /s/ Arturo Cordova-Lopez                    Date:             March 31, 2003
         ---------------------------------------------
         Dr. Arturo Cordova-Lopez
         Director and Assistant Secretary of the Board


By:               /s/ Vicente J. Leon-Irizarry                Date:             March 31, 2003
         ---------------------------------------------
         Mr. Vicente J. Leon-Irizarry, CPA
         Director and Treasurer of the Board


By:               /s/ Sonia Gomez de Torres                   Date:             March 31, 2003
         ---------------------------------------------
         Ms. Sonia Gomez de Torres, CPA
         Director and Assistant Treasurer of the Board


By:               /s/ Valeriano Alicea-Cruz                   Date:             March 31, 2003
         ---------------------------------------------
         Dr. Valeriano Alicea-Cruz
         Director


By:               /s/ Porfirio E. Diaz-Torres                 Date:             March 31, 2003
         ---------------------------------------------
         Dr. Porfirio E. Diaz-Torres
         Director


By:               /s/ Mario S. Belaval                        Date:             March 31, 2003
         ---------------------------------------------
         Mr. Mario S. Belaval
         Director


By:               /s/ Jose Davison-Lampon                     Date:             March 31, 2003
         ---------------------------------------------
         Mr. Jose Davison-Lampon, Esq.
         Director


By:               /s/ Jose Arturo Alvarez-Gallardo            Date:             March 31, 2003
         ---------------------------------------------
         Mr. Jose Arturo Alvarez-Gallardo
         Director


By:               /s/ Juan Jose Leon-Soto                     Date:             March 31, 2003
         ---------------------------------------------
         Mr. Juan Jose Leon-Soto, Esq.
         Director


By:               /s/ Hector Ledesma                          Date:             March 31, 2003
         ---------------------------------------------
         Mr. Hector Ledesma
         Director

By:               /s/ Fernando L. Longo                       Date:             March 31, 2003
         ---------------------------------------------
         Dr. Fernando L. Longo
         Director

By:               /s/ Manuel A. Marcial-Seoane                Date:             March 31, 2003
         ---------------------------------------------
         Dr. Wilfredo Lopez-Hernandez
         Director


By:               /s/ Manuel A. Marcial-Seoane                Date:             March 31, 2003
         ---------------------------------------------
         Dr. Manuel A. Marcial-Seoane
         Director


By:               /s/ Adamina Soto-Martinez                   Date:             March 31, 2003
         ---------------------------------------------
         Ms. Adamina Soto-Martinez, CPA
         Director


By:               /s/ Manuel Suarez-Mendez,                   Date:             March 31, 2003
         ---------------------------------------------
         Mr. Manuel Suarez-Mendez, P.E.
         Director

                                  CERTIFICATION

I, Ramon M. Ruiz-Comas, certify that:

1. I have reviewed this annual report on Form 10-K of Triple-S Management Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003                              By: /s/ Ramon M. Ruiz-Comas
       --------------                                 --------------------------
                                                      Ramon M. Ruiz-Comas
                                                      President and
                                                      Chief Executive Officer

                                  CERTIFICATION

I, Juan J. Roman, certify that:

1. I have reviewed this annual report on Form 10-K of Triple-S Management Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003                             By: /s/ Juan J. Roman
       --------------                                --------------------------
                                                     Juan J. Roman
                                                     Vice President of Finance
                                                     and Chief Financial Officer

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                        Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000

                   (With Independent Auditors' Report Thereon)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                  PAGE
Independent Auditors' Report                                                       F-1

Consolidated Balance Sheets                                                        F-2

Consolidated Statements of Operations                                              F-3

Consolidated Statements of Stockholders' Equity and Comprehensive Income           F-4

Consolidated Statements of Cash Flows                                              F-5

Notes to Consolidated Financial Statements                                         F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Triple-S Management Corporation and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Triple-S Management Corporation and Subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Triple-S Management Corporation and Subsidiaries at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                                        KPMG LLP


San Juan, Puerto Rico
February 14, 2003, except for note 24
as to which date is March 1, 2003

Stamp No. 1828159 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

                                                                                  2002            2001
                                                                                --------        -------
                              ASSETS
Investments and cash:
   Securities held for trading, at fair value:
      Fixed maturities (amortized cost of $47,487 in 2002 and
        $37,313 in 2001)                                                        $ 50,317         38,107
      Equity securities (amortized cost of $51,859 in 2002 and
        $47,623 in 2001)                                                          44,621         50,743
   Securities available for sale, at fair value:
      Fixed maturities (amortized cost of $315,478 in 2002 and
        $281,833 in 2001)                                                        321,244        286,505
      Equity securities (amortized cost of $25,239 in 2002 and
        $20,857 in 2001)                                                          47,406         37,829
   Securities held to maturity, at amortized cost:
      Fixed maturities (fair value of $5,976 in 2002 and $3,723 in 2001)           5,982          3,779
   Cash and cash equivalents                                                      82,776         80,970
                                                                                --------        -------
              Total investments and cash                                         552,346        497,933

Premiums and other receivables, net                                               88,027         74,872
Deferred policy acquisition costs                                                 13,770          9,550
Property and equipment, net                                                       36,721         39,090
Other assets                                                                      34,814         34,360
                                                                                --------        -------
              Total assets                                                      $725,678        655,805
                                                                                ========        =======

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Claim liabilities:
   Claims processed and incomplete                                              $127,628        114,599
   Unreported losses                                                             103,310        103,240
   Unpaid loss-adjustment expenses                                                13,644         11,601
                                                                                --------        -------
              Total claim liabilities                                            244,582        229,440

Unearned premiums                                                                 70,961         58,306
Individual retirement annuities                                                   15,143         17,426
Liability to Federal Employees Health Benefits Program                             7,066         12,130
Accounts payable                                                                  11,682          9,120
Accrued liabilities                                                               77,068         80,340
Additional minimum pension liability                                               9,449             --
Net deferred tax liability                                                         8,048          7,365
Loans payable to bank                                                             50,015         55,650
                                                                                --------        -------
              Total liabilities                                                  494,014        469,777
                                                                                --------        -------
Stockholders' equity:
   Common stock, $40 par value. Authorized 12,500 shares;
      issued and outstanding 9,337 and 9,714 at December 31, 2002 and
      2001, respectively                                                             373            389
   Additional paid-in capital                                                    150,406        150,405
   Operating reserve                                                              62,499         14,250
   Accumulated other comprehensive income                                         18,386         20,984
                                                                                --------        -------
                                                                                 231,664        186,028
Commitments and contingencies
                                                                                --------        -------
              Total liabilities and stockholders' equity                        $725,678        655,805
                                                                                ========        =======

See accompanying notes to consolidated financial statements.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  Years ended December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)

                                                                    2002                 2001              2000
                                                                 -----------          ---------          ---------
Revenue:
   Premiums earned, net                                          $ 1,230,671          1,151,173          1,088,163
   Amounts attributable to self-funded
      arrangements                                                   150,684            134,374            117,542
        Less amounts attributable to claims under
           self-funded arrangements                                 (141,138)          (126,295)          (113,248)
                                                                 -----------          ---------          ---------
                                                                   1,240,217          1,159,252          1,092,457

   Net investment income                                              24,778             25,405             24,338
   Net realized investment gains                                         185              4,655              6,377
   Net unrealized investment loss on trading securities               (8,322)            (3,625)            (3,737)
   Other income, net                                                   8,051              4,709              7,552
                                                                 -----------          ---------          ---------
              Total revenue                                        1,264,909          1,190,396          1,126,987
                                                                 -----------          ---------          ---------
Benefits and expenses:
   Claims incurred                                                 1,061,980          1,021,024            990,133
   Operating expenses, net of reimbursement
      for services                                                   148,539            140,830            130,135
   Interest expense                                                    3,592              5,485              7,055
                                                                 -----------          ---------          ---------
              Total benefits and expenses                          1,214,111          1,167,339          1,127,323
                                                                 -----------          ---------          ---------
              Income (loss) before taxes                              50,798             23,057               (336)
                                                                 -----------          ---------          ---------
Income tax expense:
   Current                                                             1,316                518                463
   Deferred                                                            1,233                824                713
                                                                 -----------          ---------          ---------
              Total income taxes                                       2,549              1,342              1,176
                                                                 -----------          ---------          ---------
              Net income (loss)                                  $    48,249             21,715             (1,512)
                                                                 ===========          =========          =========
Net income (loss) available to stockholders and basic net
   income (loss) per share as if the Company operated
   as a for-profit organization (note 22):
      Net income (loss) available to stockholders                $    35,898             15,242               (695)
                                                                 ===========          =========          =========
      Basic net income (loss) per share                          $     3,766              1,545                (70)
                                                                 ===========          =========          =========
Net income available to stockholders and basic
   net income per share as if Triple-S, Inc. operated
   as a not-for-profit organization (note 22):
      Net income available to stockholders
        after excluding the net result of
        operations of Triple-S, Inc.                             $    10,346             10,376              9,192
                                                                 ===========          =========          =========
      Basic net income per share after excluding
        the net results of operations of
        Triple-S, Inc.                                           $     1,085              1,052                929
                                                                 ===========          =========          =========


See accompanying notes to consolidated financial statements.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity
                            and Comprehensive Income

                  Years ended December 31, 2002, 2001, and 2000
                          (Dollar amounts in thousands)

                                                                                                      ACCUMULATED
                                                                        ADDITIONAL       OPERATING        OTHER            TOTAL
                                                           COMMON         PAID-IN         RESERVE     COMPREHENSIVE    STOCKHOLDERS'
                                                            STOCK         CAPITAL        (DEFICIT)        INCOME          EQUITY
                                                           ------       ----------       ---------    -------------    -------------
Balance, December 31, 1999                                  $ 459         150,403         (5,953)         14,338          159,247
   Stock redemption                                           (64)             --             --              --              (64)
   Comprehensive income:
      Net loss                                                 --              --         (1,512)             --           (1,512)
      Net unrealized change in investment securities           --              --             --           2,022            2,022
                                                                                                                          -------
              Total comprehensive income                       --              --             --              --              510
                                                            -----         -------         ------          ------          -------
Balance, December 31, 2000                                    395         150,403         (7,465)         16,360          159,693
   Stock redemption                                            (6)              2             --              --               (4)
   Comprehensive income:
      Net income                                               --              --         21,715              --           21,715
      Net unrealized change in investment securities           --              --             --           4,624            4,624
                                                                                                                          -------
              Total comprehensive income                       --              --             --              --           26,339
                                                            -----         -------         ------          ------          -------
Balance, December 31, 2001                                    389         150,405         14,250          20,984          186,028
   Stock redemption                                           (16)              1             --              --              (15)
   Comprehensive income:
      Net income                                               --              --         48,249              --           48,249
      Net unrealized change in investment securities           --              --             --           5,986            5,986
      Net change in minimum pension liability                  --              --             --          (8,114)          (8,114)
      Net change in fair value of cash flow hedges             --              --             --            (470)            (470)
                                                                                                                          -------
              Total comprehensive income                       --              --             --              --           45,651
                                                            -----         -------         ------          ------          -------
Balance, December 31, 2002                                  $ 373         150,406         62,499          18,386          231,664
                                                            =====         =======         ======          ======          =======


See accompanying notes to consolidated financial statements.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 2002, 2001, and 2000
                          (Dollar amounts in thousands)

                                                              2002                2001               2000
                                                           -----------          ---------          ---------
Cash flows from operating activities:
   Premiums collected                                      $ 1,232,209          1,157,527          1,091,630
   Cash paid to suppliers and employees                       (151,598)          (144,399)          (128,546)
   Claim losses and benefits paid                           (1,046,838)          (974,815)          (987,073)
   Interest received                                            23,069             23,109             22,003
   Proceeds from trading securities sold or
      matured:
        Fixed maturities sold                                  103,012             22,620             22,077
        Equity securities                                       11,804             15,982             16,960
   Acquisition of investments in trading portfolio:
      Fixed maturities                                        (112,879)           (25,420)           (23,847)
      Equity securities                                        (16,471)           (18,196)           (17,347)
   Interest paid                                                (4,220)            (4,773)            (7,153)
   Expense reimbursement from Medicare                          12,743             13,575             10,778
   Contingency reserve funds from FEHBP                          5,976              4,226              7,962
                                                           -----------          ---------          ---------
              Net cash provided by
                 operating activities                           56,807             69,436              7,444
                                                           -----------          ---------          ---------
Cash flows from investing activities:
   Proceeds from investments sold or matured:
      Securities available for sale:
        Fixed maturities sold                                   64,465             21,997             29,307
        Fixed maturities matured                               173,853            128,495             11,000
        Equity securities                                        3,681              7,657              3,290
      Securities held to maturity:
        Fixed maturities matured                                 1,458                 25                 --
   Acquisition of investments:
      Securities available for sale:
        Fixed maturities                                      (270,104)          (174,709)           (47,468)
        Equity securities                                       (7,991)              (571)              (969)
      Securities held to maturity:
        Fixed maturities                                        (3,621)            (1,676)                --
   Capital expenditures                                         (6,601)            (6,054)            (2,689)
   Proceeds from sale of property and equipment                  1,376                 --                111
                                                           -----------          ---------          ---------
              Net cash used in investing activities        $   (43,484)           (24,836)            (7,418)
                                                           -----------          ---------          ---------

                                                                     (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                  Years ended December 31, 2002, 2001, and 2000
                          (Dollar amounts in thousands)

                                                          2002             2001            2000
                                                        --------          ------          ------
Cash flows from financing activities:
   Change in outstanding checks in excess of
      bank balances                                     $ (4,416)          5,820           8,578
   Payments of long-term debt                             (5,635)         (2,390)         (2,277)
   Redemption of common stock                                (15)             (4)            (64)
   Proceeds from individual retirement annuities           2,809           1,638           2,241
   Surrenders of individual retirement annuities          (4,260)         (2,260)         (3,235)
                                                        --------          ------          ------
              Net cash (used in) provided by
                 financing activities                    (11,517)          2,804           5,243
                                                        --------          ------          ------
              Net increase in cash
                 and cash equivalents                      1,806          47,404           5,269
Cash and cash equivalents, beginning of year              80,970          33,566          28,297
                                                        --------          ------          ------
Cash and cash equivalents, end of year                  $ 82,776          80,970          33,566
                                                        ========          ======          ======

See accompanying notes to consolidated financial statements.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)

(1)    NATURE OF BUSINESS

       Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico on January 17, 1997 to engage principally, among other things, as the holding company of entities primarily involved in the insurance industry. The Company was a wholly owned subsidiary of Triple-S, Inc. (TSI) until January 4, 1999, date in which it commenced operations, which is the effective date and completion of a corporate reorganization.

       On December 6, 1996 the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance) issued an order to annul the sale of 1,582 shares of common stock held as treasury stock that TSI repurchased from the estate of deceased stockholders. TSI contested such order through administrative and judicial review processes. Consequently, the sale of 1,582 shares was cancelled and the amount paid was returned to each former stockholder of the aforementioned shares. During the year 2000, the Commissioner of Insurance issued a pronouncement providing further clarification to the content and effect of the order. The order also required that all corporate decisions undertaken by TSI through the vote of its stockholders in record, be ratified in a stockholders' meeting or in a subsequent referendum. In November 2000, the Company, as the sole stockholder of TSI, ratified all such decisions. Furthermore, on November 19, 2000 the Company held a special meeting of its stockholders where a ratification of the same decisions was undertaken, except for the resolutions related to the approval of the corporate reorganization of TSI and its subsidiaries. This resolution did not reach the two-thirds majority required by the order because the number of shares that were present and represented in the meeting were below such amount (total shares present and represented in the stockholders' meeting were 64%). As stipulated in the order, the Company began the process to conduct a referendum among its stockholders to ratify such resolution. The process was later suspended because upon a further review of the scope of the order, the Commissioner of Insurance upon a letter dated January 8, 2002, maintained that the ratification of the corporate reorganization may not be required.

       The Commissioner of Insurance confirmed this position in a letter dated March 14, 2002 to TSI, which states that there are no further corporate decisions requiring ratification and that the Commissioner's order of December 6, 1996 has been complied with. Thereafter, two stockholders of TSM filed a petition for review of the Commissioner's determination before the Puerto Rico Circuit Court of Appeals, which petition was opposed by TSI and by the Commissioner of Insurance. Pursuant to that review, on September 24, 2002, the Puerto Rico Circuit Court of Appeals issued an order requiring the Commissioner of Insurance to order that a meeting of shareholders be held to ratify TSI's corporate reorganization and the change of TSI's name from "Seguros de Servicios de Salud de Puerto Rico, Inc." to "Triple-S, Inc." The Circuit Court of Appeals based its decision on administrative and procedural issues directed at the Commissioner of Insurance. The Commissioner of Insurance filed a motion of reconsideration with the Circuit Court of Appeals on October 11, 2002. TSI and TSM also filed a motion of reconsideration. On October 25, 2002 the Circuit Court of Appeals dismissed the Commissioner of Insurance's motion for reconsideration. This matter is still pending resolution from the Circuit Court of Appeals. It is the opinion of the management and its legal counsels that the corporate reorganization as approved is in full force and effect.

       The Company has the following wholly owned subsidiaries that are subject to the regulations of the Commissioner of Insurance: (1) TSI, which provides hospitalization and health benefits to subscribers

                                      F-12                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       through contracts with hospitals, physicians, dentists, laboratories, and other organizations located mainly in Puerto Rico. The Company and TSI are members of the Blue Cross and Blue Shield Association (BCBSA); (2) Seguros de Vida Triple-S, Inc. (SVTS), which is engaged in the underwriting of life insurance policies and the administration of individual retirement annuities; and (3) Seguros Triple-S, Inc. (STS), which is engaged in the underwriting of property and casualty insurance policies.

       The Company also has two other wholly owned subsidiaries, Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TC). ISI is mainly engaged in providing data processing services to the Company and its subsidiaries. The Commonwealth of Puerto Rico Health Care Reform's (the Reform) business was administered through a division of TSI up to September 30, 2001. Effective October 1, 2001 TC commenced operations as part of a strategic positioning in the health industry to take advantage of new market opportunities. It will be mainly engaged as a third-party administrator for TSI in the administration of the Reform. It will also provide health care advisory services to TSI and other health insurance-related services to the health insurance industry.

       TSI is engaged in three principal underwriting activities which are its Regular Commercial Plan, the Commonwealth of Puerto Rico Health Reform Program, and the Federal Employees Health Benefits Program (FEHBP). The operations of the FEHBP do not result in any excess or deficiency of revenue or expenses as this program has a special account available to compensate any excess or deficiency in the operations of this program (see note 9). TSI also processes and pays claims as fiscal intermediary for the Medicare - Part B Program in Puerto Rico and is reimbursed for operating expenses (see note 14). The Medicare claims and expenses are not reflected in the accompanying consolidated financial statements.

       A substantial majority of the Company's business activity is with insureds located throughout Puerto Rico, and as such, the Company is subject to the risks associated with the Puerto Rico economy.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       The following are the significant accounting policies followed by the Company and its subsidiaries:

       (A)    BASIS OF PRESENTATION

              The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). These principles are established primarily by the Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants. The preparation of financial statements in conformity with GAAP requires the Company to make estimates when recording transactions resulting from business operations, based on information currently available.

              The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

       (B)    CASH EQUIVALENTS

              Cash equivalents of $13,265 and $52,094 at December 31, 2002 and 2001, respectively, consist principally of certificates of deposit, money market accounts, and U.S. Treasury obligations with an


                                      F-13                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


              initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       (C)    INVESTMENTS

              Investment in securities at December 31, 2002 and 2001 consists mainly of U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, obligations of state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt, and equity securities. The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities classified as held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale.

              Trading and available for sale securities are recorded at fair value. Held to maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in operations. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from operations and are reported as a separate component of other comprehensive income until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in operations for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of other comprehensive income. The unrealized holding gains or losses included in the separate component of other comprehensive income for securities transferred from available for sale to held to maturity, are maintained and amortized into operations over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

              Net unrealized gain on investments classified as available for sale by the Company and its subsidiaries amounted to $27,933 and $21,644 in 2002 and 2001, respectively, net of deferred tax liability of $963 and $660 in 2002 and 2001, respectively. No deferred income tax was recognized for unrealized gains of $21,837 and $17,311 for 2002 and 2001, respectively, on investments classified as available for sale by TSI due to its tax-exempt status.

              The Company regularly monitors the difference between the costs and estimated fair value of their investments. A decline in the estimated fair value of any available for sale or held to maturity security below cost, which is deemed to be other than temporary, results in a reduction of the carrying amount to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the year ended December 31, 2002, the Company recognized an other than temporary impairment on one of its available for sale equity securities amounting to $311. No impairments were identified nor recognized by the Company during the years 2001 and 2000.


                                      F-14                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


              Premiums and discounts are amortized or accreted over the life of the related held to maturity or available for sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

              Realized gains and losses from the sale of available for sale securities are included in operations and are determined on a specific-identification basis.

       (D)    REVENUE RECOGNITION

              Subscriber premiums on health insurance policies are billed in advance of their respective coverage period and the related revenue is recorded as earned during the coverage period. The premiums of TSI and SVTS are billed in the month prior to the effective date of the policy with a grace period of one month. If the insured fails to pay, the policy can be canceled at the end of the grace period at the option of the companies. Certain groups have health insurance contracts that provide for the group to be at risk for all or a portion of their claims experience. Most of these self-funded groups purchase aggregate and/or specific stop-loss coverage. In exchange for a premium, the group's aggregate liability or the group's liability on any one episode of care is capped for the year. Premiums for the stop-loss coverage are actuarially determined based on experience and other factors and are recorded as earned over the period of the contract in proportion to the coverage provided. Under the Company's self-funded arrangements, revenue and amounts due are recognized based on incurred claims plus administrative and other fees and any stop-loss premiums. In addition, accounts for certain self-insured groups are charged or credited with interest expense or income as provided by the group's contracts.

              Premiums on property and casualty contracts are recognized as earned on a pro rata basis over the policy term. The portion of premiums related to the period prior to the end of coverage is recorded in the consolidated balance sheets as unearned premiums and is transferred to premium revenue as earned.

              Life insurance premiums are reported as earned when due.

       (E)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates. The most significant items on the consolidated balance sheets that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are liabilities for claims processed and incomplete, future policy benefits, unreported losses, and unpaid claims. In addition, the Company establishes an allowance for doubtful receivables based on management's evaluation of the aging of accounts and such other factors, which deserve current recognition. As additional information becomes available (or actual amounts are determinable), the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are adequate.


                                      F-15                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       (F)    DEFERRED POLICY ACQUISITION COSTS

              Certain costs for acquiring property and casualty insurance businesses are deferred by the Company. These costs mainly relate to commissions incurred during the production of property and casualty business and are deferred and amortized ratably over the terms of the policies.

              The method used in calculating deferred policy acquisition costs limits the amount of such deferred costs to actual costs or their estimated realizable value, whichever is lower. In determining estimated realizable value, the method considers the premiums to be earned, losses and loss-adjustment expenses, and certain other costs expected to be incurred as the premiums are earned. Amortization of deferred policy acquisition costs in 2002, 2001, and 2000 was $13,728, $12,700, and $11,500, respectively.

              Acquisition costs related to health, group life, and disability insurance policies are expensed as incurred.

       (G)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Costs of computer equipment, programs, systems, installations, and enhancements are capitalized. Costs of systems in operation are amortized over their estimated useful lives.

       (H)    CLAIM LIABILITIES

              Claims processed, incomplete and unreported losses for subscriber benefits for health insurance policies represent the estimated amounts to be paid to providers based on experience and accumulated statistical data. Loss-adjustment expenses related to such claims are accrued currently based on estimated future expenses necessary to process such claims.

              TSI's Reform business division contracts with various Independence Practice Associations (IPA) for certain medical care services provided to the Reform's subscribers. The IPAs are compensated based on a capitation basis. TSI retains a portion of the capitation payments to provide for incurred but not reported losses. At December 31, 2002 and 2001, total withholdings and capitation payable amounted to $30,862 and $32,816, respectively, which are recorded as part of the liability for claims processed and incomplete in the accompanying consolidated balance sheets.

              The liability for losses and loss-adjustment expenses for STS represents individual case estimates for reporting claims and estimates for unreported losses, net of any salvage and subrogation based on past experience modified for current trends and estimates of expenses for investigating and settling claims.

              The liability for policy and contract claims of SVTS is based on the amount of benefits contractually determined for reported claims, and on estimates, based on past experience modified for current trends, for unreported claims.

                                      F-16                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


              The above liabilities are necessarily based on estimates and, while management believes that the amounts are adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in the consolidated statements of operations of the current year.

       (I)    INDIVIDUAL RETIREMENT ANNUITIES

              Amounts received for individual retirement annuities are considered deposits and recorded as a liability. Interest accrued on such individual retirement accounts, which amounted to $711, $943, and $950 during the three-year period ended December 31, 2002, 2001, and 2000, respectively, is recorded as interest expense in the accompanying consolidated statements of operations.

       (J)    REINSURANCE

              In the normal course of business, the insurance-related subsidiaries seek to limit their exposure that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

              Reinsurance premiums, commissions, and expense reimbursements, related to reinsured businesses are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Accordingly, reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to the amount of insurance protection provided.

              Premiums ceded and recoveries of losses and loss-adjustment expenses have been reported as a reduction of premiums earned and losses and loss-adjustment expenses incurred, respectively. Commission and expense allowances received by STS in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.

              Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

       (K)    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

              The Company accounts for derivative instruments and hedging activities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

              On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment ("fair value" hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability ("cash flow" hedge), a foreign currency fair


                                      F-17                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


              value or cash flow hedge ("foreign currency" hedge), or a hedge of a net investment in a foreign operation. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues the hedge accounting prospectively.

              Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. However, if a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within other comprehensive income. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair value hedge or a cash flow hedge is reported in earnings. Changes in the fair value of derivative trading instruments are reported in current period earnings.

              The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is dedesignated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

              When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the Company continues to carry the derivative on the balance sheet at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company continues to carry the derivative on the balance sheet at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet and recognizes any gain or loss in earnings. When hedge accounting is


                                      F-18                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


              discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

       (L)    INCOME TAXES

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

       (M)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              Financial instrument that potentially subject the Company to concentrations of credit risk consist principally of premium receivable, accrued interest receivable, and other receivable.

              The fair value information of financial instruments in the accompanying consolidated financial statements was determined as follows:

              (I)    CASH AND CASH EQUIVALENTS

                     The carrying amount approximates fair value because of the short-term nature of those instruments.

              (II)   INVESTMENT IN SECURITIES

                     The fair value of investment in securities is estimated based on quoted market prices for those or similar investments. Additional information pertinent to the estimated fair value of investment in securities is included in note 4.

              (III)  RECEIVABLES, ACCOUNTS PAYABLE, AND ACCRUED LIABILITIES

                     The carrying amount of receivables, accounts payable, and accrued liabilities approximates fair value because they mature and should be collected or paid within 12 months after December 31.

              (IV)   INDIVIDUAL RETIREMENT ANNUITIES

                     The fair value of individual retirement annuities is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.


                                      F-19                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


              (V)    LOANS PAYABLE TO BANK

                     The carrying amount of the loans payable to bank approximates fair value due to its floating interest rate structure.

              (VI)   INTEREST RATE SWAPS

                     Current market pricing models were used to estimate fair values of interest rate swap agreement.

       (N)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002.

              In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

              Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

              Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

       (O)    INSURANCE-RELATED ASSESSMENTS

              The Company accounts for insurance-related assessments in accordance with the provisions of the Statement of Position (SOP) No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-Related Assessments. This SOP prescribes liability recognition when the following three conditions are met: (1) the assessment has been imposed or the information available prior to the issuance of the financial statements indicates it is probable that an assessment will be imposed; (2) the event obligating an entity to pay (underlying cause of) an imposed or probable assessment has


                                      F-20                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


              occurred on or before the date of the financial statements; and
              (3) the amount of the assessment can be reasonably estimated. Also, this SOP provides for the recognition of an asset when the paid or accrued assessment is recoverable through either premium taxes or policy surcharges.

       (P)    EARNINGS PER SHARE

              The Company calculates and presents earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share excludes dilution and is computed by dividing the net income (loss) that could be available to common stockholders by the weighted average number of common shares outstanding for the period (see note 22). There is no potential dilution that could affect the basic earnings per share.

       (Q)    RECENTLY ISSUED ACCOUNTING STANDARDS

              In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial statements.

              In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the statement related to the rescission of SFAS No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's financial statements.

              In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 is not expected to have a material effect on the Company's financial statements.

                                      F-21                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


              In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

              In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 is not expected to apply to the Company.

              In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the interpretation. The interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the interpretation applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this interpretation is not expected to have a material effect on the Company's financial statements. The interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the interpretation becomes effective.

       (R)    RECLASSIFICATIONS

              Certain amounts in the 2001 financial statements were reclassified to conform with the 2002 presentation.

                                      F-22                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


(3)    SEGMENT INFORMATION

       The operations of the Company are conducted principally through four business segments. Business segments were identified according to the type of insurance products offered. These segments and a description of their respective operations are as follows:

       - HEALTH INSURANCE - COMMERCIAL PROGRAM - This type of insurance is provided by TSI and comprises the health insurance coverage subscribed to all commercial groups and some government entities. The Commercial Program offers a fee-for-service type plan through five distinct markets: corporate sector; individual sector; local government sector, covering the employees of the Commonwealth of Puerto Rico; federal government program, covering federal government employees within Puerto Rico; and the Medicare supplement plan (Medigap). TSI is a qualified contractor to provide health insurance coverage to federal government employees within Puerto Rico. The contract with the U.S. Office of Personnel Management (OPM) is subject to termination in the event of a noncompliance not corrected to the satisfaction of OPM. The premiums for this segment are mainly originated through TSI's internal sales force and a network of brokers and independent agents. Under its regular plan, TSI provides health insurance coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $64,578, $58,961, and $57,528 for the three-year period ended December 31, 2002, 2001, and 2000, respectively.

       - HEALTH INSURANCE - REFORM PROGRAM - This type of insurance is also provided by TSI and the business subscribed within this segment is awarded periodically by the Commonwealth of Puerto Rico's central government. The Reform program provides health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the Commonwealth of Puerto Rico. The Reform consists of a single policy with the same benefits for each qualified medically indigent citizen. The government segregates Puerto Rico by areas or regions. Each area is awarded to an insurance company through a bidding process. On June 30, 2002 the government redistributed the geographical areas, merging two of the existing areas with the remaining ones, thus reducing geographical areas to eight. TSI participated in the bidding process and submitted proposals to renew its existing contracts and to serve additional geographical areas. Commencing on July 1, 2002, TSI was awarded three of the eight geographical areas: North, Metro-North, and Southwest. All Reform contracts are subject to termination, with a prior written notice of 90 days in the event of a noncompliance not corrected or cured to the satisfaction of the Commonwealth of Puerto Rico or in the event the government determines that there are not enough funds for the payment of premiums.

       - PROPERTY AND CASUALTY INSURANCE - This type of insurance is provided by STS. The predominant insurance lines of business of this segment are commercial multiple peril, auto physical damage, auto liability, and dwelling. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to STS, net of commissions. Remittances are due 60 days after the closing date of the general agent's account current.

       - LIFE AND DISABILITY INSURANCE - This type of insurance is provided by SVTS, which offers primarily group life, group short- and long-term disability insurance coverage, and the administration of


                                      F-23                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


              individual retirement accounts and annuities. The premiums for this segment are mainly subscribed through a network of brokers and independent agents.

       The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in the notes to consolidated financial statements. The Company evaluates performance based on the underwriting income and net income of each segment. Services provided between reportable segments are done at transfer prices which approximate fair value. The financial data of each segment is accounted for separately, therefore no segment allocation is necessary. In the case of the commercial and Reform program segments, they are accounted for separately, even though they are both part of TSI business. However, certain operating expenses are centrally managed, therefore requiring an allocation to each segment. Most of these expenses are distributed to each segment based on different parameters, such as payroll hours, processed claims, square footage, and others. In addition, some depreciable assets are kept by one segment, while allocating the depreciation expense to other segments. The allocation of the depreciation expense is based on the same proportion as the asset was used by each segment. Certain expenses are not allocated to the segments and are kept within TSM's operations.

       The following table summarizes the operations by operating segment for the three-year period ended December 31, 2002, 2001, and 2000:


                                      F-24                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)

                                                                                2002
                                           -----------------------------------------------------------------------------------
                                                                           OPERATING SEGMENT
                                           -----------------------------------------------------------------------------------
                                            HEALTH          HEALTH         PROPERTY       LIFE
                                           INSURANCE       INSURANCE          AND          AND
                                           COMMERCIAL       REFORM         CASUALTY    DISABILITY
                                            PROGRAM         PROGRAM        INSURANCE    INSURANCE      OTHER(*)        TOTAL
                                           ---------       ---------       ---------   ----------      --------      ---------
Premiums earned, net                       $ 667,991        487,000         60,688       14,992             --       1,230,671
Amounts attributable to
  self-funded arrangements                   150,684             --             --           --             --         150,684
Less amounts attributable to claims
 under self-funded arrangements             (141,138)            --             --           --             --        (141,138)
Intersegment premiums/service revenue          2,776             --             --           --         46,308          49,084
                                           ---------        -------         ------       ------         ------       ---------
                                             680,313        487,000         60,688       14,992         46,308       1,289,301

Net investment income                         10,577          5,106          6,579        2,253             --          24,515
Realized gain (loss) on sale
  of securities                                 (313)            77            243           67             --              74
Unrealized loss on trading securities         (6,533)          (495)        (1,294)          --             --          (8,322)
Other                                          6,112            (38)         1,475          114             --           7,663
                                           ---------        -------         ------       ------         ------       ---------
              Total revenue                $ 690,156        491,650         67,691       17,426         46,308       1,313,231
                                           =========        =======         ======       ======         ======       =========
Net income                                 $  28,133          9,770          6,223        3,585            694          48,405
Claims incurred                              574,874        445,039         34,334        7,733             --       1,061,980
Operating expenses                            86,321         36,109         25,549        5,133         45,165         198,277
Depreciation expense, included in
  operating expenses                           3,376          1,385            397           78             --           5,236
Interest expense                                 829            731             --          711             --           2,271
Income taxes                                      --             --          1,585          264            449           2,298
Segment assets                               324,628        115,499        205,753       51,354          1,633         698,867
Significant noncash item:
   Net change in unrealized gain on
     securities available for sale             3,928            598            652          613             --           5,791


(*) Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of the health insurance services.


                                                                     (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


                                                                                2001
                                           -----------------------------------------------------------------------------------
                                                                           OPERATING SEGMENT
                                           -----------------------------------------------------------------------------------
                                            HEALTH          HEALTH         PROPERTY       LIFE
                                           INSURANCE       INSURANCE          AND          AND
                                           COMMERCIAL       REFORM         CASUALTY    DISABILITY
                                            PROGRAM         PROGRAM        INSURANCE    INSURANCE      OTHER(*)        TOTAL
                                           ---------       ---------       ---------   ----------      --------      ---------
Premiums earned, net                       $ 628,487        454,923         54,337       13,426             --       1,151,173
Amounts attributable to self-funded
  arrangements                               134,374             --             --           --             --         134,374
Less amounts attributable to claims
  under self-funded arrangements            (126,295)            --             --           --             --        (126,295)
Intersegment premiums/service revenue            845             --             --           --         18,953          19,798
                                           ---------        -------         ------       ------         ------       ---------
                                             637,411        454,923         54,337       13,426         18,953       1,179,050
Net investment income                         10,428          4,547          7,564        2,496             --          25,035
Realized gain on sale of securities            3,643              6            967           34             --           4,650
Unrealized loss on trading securities         (2,908)          (132)          (585)          --             --          (3,625)
Other                                          4,218             --             42           60             --           4,320
                                           ---------        -------         ------       ------         ------       ---------
              Total revenue                $ 652,792        459,344         62,325       16,016         18,953       1,209,430
                                           =========        =======         ======       ======         ======       =========
Net income                                 $   6,776          4,563          6,529        3,366            449          21,683
Claims incurred                              560,809        420,953         32,348        6,914             --       1,021,024
Operating expenses                            83,771         32,646         22,548        4,553         18,258         161,776
Depreciation expense, included in
  operating expenses                           3,053          1,049            503          111              5           4,721
Interest expense                               1,436          1,182             --          938             --           3,556
Income taxes                                      --             --            900          245            246           1,391
Segment assets                               287,893        105,319        179,184       50,410            515         623,321
Significant noncash item:
   Net change in unrealized gain on
    securities available for sale              1,036          1,368          1,091          990             --           4,485

(*) Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of the health insurance services.


                                                                     (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)

                                                                                2000
                                           -----------------------------------------------------------------------------------
                                                                           OPERATING SEGMENT
                                           -----------------------------------------------------------------------------------
                                            HEALTH          HEALTH         PROPERTY       LIFE
                                           INSURANCE       INSURANCE          AND          AND
                                           COMMERCIAL       REFORM         CASUALTY    DISABILITY
                                            PROGRAM         PROGRAM        INSURANCE    INSURANCE      OTHER(*)        TOTAL
                                           ---------       ---------       ---------   ----------      --------      ---------
Premiums earned, net                       $ 583,320        439,774         53,493       11,576             --       1,088,163
Amounts attributable to self-funded
  arrangements                               117,542             --             --           --             --         117,542
Less amounts attributable to claims
  under self-funded arrangements            (113,248)            --             --           --             --        (113,248)
Intersegment premiums/service revenue            752             --             --           --          9,050           9,802
                                           ---------        -------         ------       ------         ------       ---------
                                             588,366        439,774         53,493       11,576          9,050       1,102,259
Net investment income                          9,993          4,633          6,996        2,502             --          24,124
Realized gain on sale of securities            5,566            252            539           20             --           6,377
Unrealized gain (loss) on trading
  securities                                  (3,228)            76           (585)          --             --          (3,737)
Other                                          7,426            (62)            --           --             --           7,364
                                           ---------        -------         ------       ------         ------       ---------
              Total revenue                $ 608,123        444,673         60,443       14,098          9,050       1,136,387
                                           =========        =======         ======       ======          =====       =========
Net income (loss)                          $  (3,090)        (7,614)         6,282        3,334            163            (925)
Claims incurred                              531,187        420,476         32,692        5,778             --         990,133
Operating expenses                            77,990         30,350         20,569        3,788          8,732         141,429
Depreciation expense, included in
  operating expenses                           3,122          1,119            614           54             --           4,909
Interest expense                               2,036          1,461             --          950             --           4,447
Income taxes                                      --             --            900          248            155           1,303
Segment assets                               246,865         74,146        161,811       43,913            225         526,960
Significant noncash item:
   Net change in unrealized gain on
    securities available for sale             (1,674)         1,653          2,193         (185)            --           1,987

(*) Includes segments which are not required to be reported separately. These segments include the data processing services organization.


                                                                     (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

TOTAL REVENUE                                         2002             2001             2000
                                                  -----------        ---------        ---------
Revenue for reportable segments                   $ 1,266,923        1,190,477        1,127,337
Revenue for other segments                             46,308           18,953            9,050
                                                  -----------        ---------        ---------
                                                    1,313,231        1,209,430        1,136,387
                                                  -----------        ---------        ---------
Elimination of intersegment earned premiums            (2,776)            (845)            (752)
Elimination of intersegment service revenue           (46,308)         (18,953)          (9,050)
Unallocated amount:
   Revenue from external sources                          762              764              402
                                                  -----------        ---------        ---------
                                                      (48,322)         (19,034)          (9,400)
                                                  -----------        ---------        ---------
              Total consolidated revenue          $ 1,264,909        1,190,396        1,126,987
                                                  ===========        =========        =========

NET INCOME (LOSS)                                     2002              2001             2000
                                                  -----------        ---------        ---------
Net income (loss) for reportable segments         $    47,711           21,234           (1,088)
Net income for other segments                             694              449              163
                                                  -----------        ---------        ---------
                                                       48,405           21,683             (925)
                                                  -----------        ---------        ---------
Elimination of TSM charges:
   Rent expense                                         6,203            6,185            6,185
   Interest expense                                       829            1,436            2,036
                                                  -----------        ---------        ---------
                                                        7,032            7,621            8,221
                                                  -----------        ---------        ---------
Unallocated amounts related to TSM:
   General and administrative expenses                 (5,549)          (5,037)          (4,693)
   Interest expense                                    (2,150)          (3,365)          (4,644)
   Other revenue from external sources                    511              813              529
                                                  -----------        ---------        ---------
                                                       (7,188)          (7,589)          (8,808)
                                                  -----------        ---------        ---------
              Consolidated net income (loss)      $    48,249           21,715           (1,512)
                                                  ===========           ======           ======

                                                                     (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)

ASSETS                                                                2002              2001
                                                                    ---------          -------
Total assets for reportable segments                                $ 697,234          622,806
Total assets for other segments                                         1,633              515
                                                                    ---------          -------
                                                                      698,867          623,321
                                                                    ---------          -------
              Elimination entries - intersegment receivables           (7,690)          (5,677)
                                                                    ---------          -------
Unallocated amounts related to TSM:
   Cash, cash equivalents, and investments                              6,424            7,909
   Property and equipment, net                                         27,755           30,018
   Other assets                                                           322              487
                                                                    ---------          -------
                                                                       34,501           38,414
                                                                    ---------          -------
              Consolidated assets                                   $ 725,678          656,058
                                                                    =========          =======

OTHER SIGNIFICANT ITEMS


                                                                                2002
                                                           --------------------------------------------
                                                            SEGMENT                        CONSOLIDATED
                                                             TOTALS      ADJUSTMENTS(*)        TOTALS
                                                           ----------    --------------    ------------
Claims incurred                                            $1,061,980             --         1,061,980
Operating expenses                                            198,277        (49,738)          148,539
Depreciation expense                                            5,236          2,359             7,595
Interest expense                                                2,271          1,321             3,592
Income taxes                                                    2,298            251             2,549
Significant noncash item - net change in
   unrealized gain on securities available for sale             5,791            195             5,986


                                                                                2001
                                                           --------------------------------------------
                                                            SEGMENT                        CONSOLIDATED
                                                             TOTALS      ADJUSTMENTS(*)        TOTALS
                                                           ----------    --------------    ------------
Claims incurred                                            $1,021,024             --         1,021,024
Operating expenses                                            161,776        (20,946)          140,830
Depreciation expense                                            4,721          1,332             6,053
Interest expense                                                3,556          1,929             5,485
Income taxes                                                    1,391            (49)            1,342
Significant noncash item - net change in
   unrealized gain on securities available for sale             4,485            139             4,624



                                                                                2000
                                                           --------------------------------------------
                                                            SEGMENT                        CONSOLIDATED
                                                             TOTALS      ADJUSTMENTS(*)        TOTALS
                                                           ----------    --------------    ------------
Claims incurred                                            $  990,133             --           990,133
Operating expenses                                            141,429        (11,294)          130,135
Depreciation expense                                            4,909          1,428             6,337
Interest expense                                                4,447          2,608             7,055
Income taxes                                                    1,303           (127)            1,176
Significant noncash item - net change in
   unrealized gain on securities available for sale             1,987             35             2,022

(*) Adjustments represent principally TSM operations and eliminations of intersegment charges. None of the amounts included as adjustments are considered significant.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


(4)    INVESTMENT IN SECURITIES

       The Company's investments at December 31, 2002 and 2001, consist of the following:

                                                    2002            2001
                                                  --------        --------
       Trading securities, at fair value          $ 94,938          88,850
       Available for sale, at fair value           368,650         324,334
       Held to maturity, at amortized cost           5,982           3,779
                                                  --------        --------
                                                  $469,570         416,963
                                                  ========        ========

       The amortized cost for debt and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available for sale, and held to maturity securities by major security type and class of security at December 31, 2002 and 2001, were as follows:

                                                                          2002
                                                  -----------------------------------------------------
                                                                  GROSS         GROSS
                                                  AMORTIZED     UNREALIZED    UNREALIZED     ESTIMATED
                                                    COST          GAINS         LOSSES       FAIR VALUE
                                                  ----------    ----------    ----------     ----------
       Trading securities:
            U.S. Treasury securities and
               obligations of U.S. government
               instrumentalities                  $    1,865             9            (2)         1,872
            Corporate debt securities                 45,622         2,839           (16)        48,445
                                                  ----------    ----------    ----------     ----------
                        Total fixed maturities        47,487         2,848           (18)        50,317
            Equity securities                         51,859         2,793       (10,031)        44,621
                                                  ----------    ----------    ----------     ----------
                        Totals                    $   99,346         5,641       (10,049)        94,938
                                                  ==========    ==========    ==========     ==========


                                                                          2001
                                                  -----------------------------------------------------
                                                                  GROSS         GROSS
                                                  AMORTIZED     UNREALIZED    UNREALIZED     ESTIMATED
                                                     COST         GAINS         LOSSES       FAIR VALUE
                                                  ----------    ----------    ----------     ----------
       Trading securities:
            U.S. Treasury securities and
               obligations of U.S. government
               instrumentalities                  $    1,173             4            (7)         1,170
            Corporate debt securities                 36,140         1,114          (317)        36,937
                                                  ----------    ----------    ----------     ----------
                        Total fixed maturities        37,313         1,118          (324)        38,107
            Equity securities                         47,623         7,299        (4,179)        50,743
                                                  ----------    ----------    ----------     ----------
                        Totals                    $   84,936         8,417        (4,503)        88,850
                                                  ==========    ==========    ==========     ==========


                                      F-30                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


                                                                               2002
                                                        -----------------------------------------------------
                                                                         GROSS        GROSS
                                                        AMORTIZED     UNREALIZED    UNREALIZED     ESTIMATED
                                                           COST          GAINS        LOSSES       FAIR VALUE
                                                        ----------    ----------    ----------     ----------
       Securities available for sale:
            U.S. Treasury securities and
               obligations of U.S. government
               instrumentalities                        $  204,312         3,275           (43)       207,544
            Obligations of the Commonwealth
               of Puerto Rico and its
               instrumentalities                            31,082           996           (61)        32,017
            Obligations of state and political
               subdivisions                                  9,242           128            --          9,370
            Mortgage-backed securities                      16,139           244            (6)        16,377
            Collateralized mortgage obligations             54,703         1,282           (49)        55,936
                                                        ----------    ----------    ----------     ----------
                        Total fixed maturities             315,478         5,925          (159)       321,244
       Equity securities                                    25,239        22,218           (51)        47,406
                                                        ----------    ----------    ----------     ----------
                        Totals                          $  340,717        28,143          (210)       368,650
                                                        ==========    ==========    ==========     ==========


                                                                               2001
                                                        -----------------------------------------------------
                                                                         GROSS        GROSS
                                                        AMORTIZED     UNREALIZED    UNREALIZED     ESTIMATED
                                                           COST          GAINS        LOSSES       FAIR VALUE
                                                        ----------    ----------    ----------     ----------
       Securities available for sale:
            U.S. Treasury securities and
               obligations of U.S. government
               instrumentalities                        $  203,166         3,157          (402)       205,921
            Obligations of the Commonwealth
               of Puerto Rico and its
               instrumentalities                            28,776           628           (50)        29,354
            Obligations of state and political
               subdivisions                                  3,526            50            --          3,576
            Mortgage-backed securities                       4,500           116           (15)         4,601
            Collateralized mortgage obligations             41,865         1,344          (156)        43,053
                                                        ----------    ----------    ----------     ----------
                        Total fixed maturities             281,833         5,295          (623)       286,505
       Equity securities                                    20,857        17,423          (451)        37,829
                                                        ----------    ----------    ----------     ----------
                        Totals                          $  302,690        22,718        (1,074)       324,334
                                                        ==========    ==========    ==========     ==========


                                      F-31                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)

                                                                          2002
                                                  -----------------------------------------------------
                                                                  GROSS         GROSS
                                                  AMORTIZED     UNREALIZED    UNREALIZED     ESTIMATED
                                                    COST          GAINS         LOSSES       FAIR VALUE
                                                  ----------    ----------    ----------     ----------
       Securities held to maturity:
            Mortgage-backed securities            $    4,432            --            (9)         4,423
            Collateralized mortgage obligations          550             3            --            553
            Certificates of deposit                    1,000            --            --          1,000
                                                  ----------    ----------    ----------     ----------
                        Totals                    $    5,982             3            (9)         5,976
                                                  ==========    ==========    ==========     ==========



                                                                          2001
                                                  -----------------------------------------------------
                                                                  GROSS         GROSS
                                                  AMORTIZED     UNREALIZED    UNREALIZED     ESTIMATED
                                                     COST         GAINS         LOSSES       FAIR VALUE
                                                  ----------    ----------    ----------     ----------
       Securities held to maturity:
            U.S. Treasury securities and
               obligations of U.S. government
               instrumentalities                  $    1,390            32            --          1,422
            Mortgage-backed securities                 1,839            --           (84)         1,755
            Collateralized mortgage obligations          550            --            (4)           546
                                                  ----------    ----------    ----------     ----------
                        Totals                    $    3,779            32           (88)         3,723
                                                  ==========    ==========    ==========     ==========

       Fair values for debt securities were determined using market quotations provided by outside securities consultants or prices provided by market makers. The fair values for equity securities were determined using market quotations on the principal public exchange markets.


                                      F-32                          (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       Maturities of investment securities classified as available for sale and held to maturity were as follows at December 31, 2002:

                                                           AMORTIZED        ESTIMATED
                                                             COST           FAIR VALUE
                                                          ----------        ----------
       Securities available for sale:
            Due in one year or less                       $    8,980             9,138
            Due after one year through five years            111,846           114,136
            Due after five years through ten years           116,044           117,870
            Due after ten years                                7,766             7,787
            Collateralized mortgage obligations               54,703            55,936
            Mortgage-backed securities                        16,139            16,377
            Equity securities                                 25,239            47,406
                                                          ----------        ----------
                                                          $  340,717           368,650
                                                          ==========        ==========
       Securities held to maturity:
            Due after five years through ten years        $    1,000             1,000
            Collateralized mortgage obligations                  550               553
            Mortgage-backed securities                         4,432             4,423
                                                          ----------        ----------
                                                          $    5,982             5,976
                                                          ==========        ==========


       Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

       Investments with an amortized cost of $2,440 and $2,369 (fair value of $2,626 and $2,506) at December 31, 2002 and 2001, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code.


                                      F-33                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       Information regarding realized and unrealized gains and losses from investments for the years ended December 31 is as follows:

                                                         2002             2001             2000
                                                       --------         --------         --------
       Realized gains (loss):
            Fixed maturities securities:
               Trading securities:
                  Gross gains from sales               $  1,492              488              134
                  Gross losses from sales                (1,058)            (195)            (668)
                                                       --------         --------         --------
                                                            434              293             (534)
                                                       --------         --------         --------
               Available for sale:
                  Gross gains from sales                    110              555            1,533
                  Gross losses from sales                    --               (5)              (2)
                                                       --------         --------         --------
                                                            110              550            1,531
                                                       --------         --------         --------
                        Total debt securities               544              843              997
                                                       --------         --------         --------
            Equity securities:
               Trading securities:
               Gross gains from sales                     1,594            2,095            5,139
               Gross losses from sales                   (2,026)          (2,999)          (1,258)
                                                       --------         --------         --------
                                                           (432)            (904)           3,881
                                                       --------         --------         --------
               Available for sale:
                  Gross gains from sales                    391            4,716            1,499
                  Gross losses from sales                  (318)              --               --
                                                       --------         --------         --------
                                                             73            4,716            1,499
                                                       --------         --------         --------
                        Total equity securities            (359)           3,812            5,380
                                                       --------         --------         --------
                        Net realized gain on
                           securities                  $    185            4,655            6,377
                                                       ========         ========         ========


                                       F-34                          (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


                                                          2002             2001             2000
                                                        --------         --------         --------
       Changes in unrealized gains (losses):
            Fixed maturities securities:
               Trading securities                       $  2,036            1,162            1,677
               Available for sale                          1,094            4,749            5,711
               Held to maturity                               50              (69)              (1)
                                                        --------         --------         --------
                                                           3,180            5,842            7,387
                                                        --------         --------         --------
            Equity securities:
               Trading securities                        (10,358)          (4,787)          (5,414)
               Available for sale                          5,195               51           (3,471)
                                                        --------         --------         --------
                                                          (5,163)          (4,736)          (8,885)
                                                        --------         --------         --------
                        Net change in unrealized
                           gains (losses)               $ (1,983)           1,106           (1,498)
                                                        ========         ========         ========


       The following equity securities individually exceeded 10% of stockholders' equity at December 31:

                                                            2002                       2001
                                                  ------------------------    -------------------------
                                                  AMORTIZED                   AMORTIZED
                                                    COST        FAIR VALUE       COST        FAIR VALUE
                                                  ----------    ----------    ----------     ----------
       Popular, Inc.                              $   10,405        31,585        13,703         37,679
                                                  ==========    ==========    ==========     ==========

       As of December 31, 2002 and 2001, the investments in obligations that are payable from and secured by the same source of revenue or taxing authority, other than the U.S. government, did not exceed 10% of stockholders' equity.


                                      F-35                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


(5)    NET INVESTMENT INCOME

       Components of net investment income were as follows:


                                                                 Years ended December 31
                                                        ------------------------------------------
                                                          2002             2001             2000
                                                        --------         --------         --------
       Mortgage-backed securities                       $    937              816            5,390
       Zero coupons                                        1,451              268            1,023
       Bonds                                              16,679           16,252           11,627
       Securities purchased under agreement
            to resell                                        814              763              847
       Collateralized mortgage obligations                 2,519            2,359            1,996
       Common and preferred stocks                         1,895            2,046            1,909
       Others                                                716            3,123            1,727
                                                        --------         --------         --------
                        Subtotal                          25,011           25,627           24,519
       Less investment expenses                              233              222              181
                                                        --------         --------         --------
                        Total                           $ 24,778           25,405           24,338
                                                        ========         ========         ========


(6)    PREMIUMS AND OTHER RECEIVABLES

       Premiums and other receivables as of December 31 were as follows:

                                                                         2002              2001
                                                                      ----------        ----------
       Premiums                                                       $   46,531            40,373
       Self-funded group receivables                                      14,244            11,241
       FEHBP                                                               7,636             5,379
       Accrued interest                                                    4,880             4,833
       Reinsurance recoverable on paid losses                             17,552            13,371
       Other                                                              10,978            11,353
                                                                      ----------        ----------
                                                                         101,821            86,550
                                                                      ----------        ----------
       Less allowance for doubtful receivables:
            Premiums                                                       8,081             6,854
            Other                                                          5,713             4,824
                                                                      ----------        ----------
                                                                          13,794            11,678
                                                                      ----------        ----------
                        Premiums and other receivables, net           $   88,027            74,872
                                                                      ==========        ==========


                                      F-36                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


(7)    PROPERTY AND EQUIPMENT, NET

       Property and equipment are composed of the following:


                                                                               December 31
                                                                      ----------------------------
                                                                         2002              2001
                                                                      ----------        ----------
       Land                                                           $    6,531             6,531
       Buildings and leasehold improvements                               31,578            30,445
       Office furniture and equipment                                     16,471            15,664
       Computer equipment                                                 28,173            26,143
       Automobiles                                                           238               237
                                                                      ----------        ----------
                                                                          82,991            79,020
       Less accumulated depreciation and amortization                     46,270            39,930
                                                                      ----------        ----------
                        Property and equipment, net                   $   36,721            39,090
                                                                      ==========        ==========

(8)    CLAIM LIABILITIES

       The activity in the total claim liabilities during 2002, 2001, and 2000 is as follows:

                                                                     2002                 2001                 2000
                                                                 ------------         ------------         ------------
       Claim liabilities at beginning of year                    $    229,440              183,231              177,427
       Reinsurance recoverable on claim liabilities                   (10,062)              (7,636)             (14,609)
                                                                 ------------         ------------         ------------
       Net claim liabilities at beginning of year                     219,378              175,595              162,818
                                                                 ------------         ------------         ------------
       Incurred claims and loss-adjustment expenses:
               Current period insured events                        1,079,237            1,022,242              989,435
               Prior period insured events                            (17,257)              (1,218)                 698
                                                                 ------------         ------------         ------------
                        Total                                       1,061,980            1,021,024              990,133
                                                                 ------------         ------------         ------------
       Payments of losses and loss-adjustment expenses:
               Current period insured events                          894,945              831,006              845,994
               Prior period insured events                            155,420              146,235              131,362
                                                                 ------------         ------------         ------------
                        Total                                       1,050,365              977,241              977,356
                                                                 ------------         ------------         ------------
       Net claim liabilities at end of year                           230,993              219,378              175,595
       Reinsurance recoverable on claim liabilities                    13,589               10,062                7,636
                                                                 ------------         ------------         ------------
       Claim liabilities at end of year                          $    244,582              229,440              183,231
                                                                 ============         ============         ============

       As a result of changes in estimates of insured events in prior years, the amounts included as incurred claims for prior periods insured events different from anticipated claims incurred.


                                      F-37                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       The credit in the incurred claims and loss-adjustment expenses for prior period insured events during the year 2002 is due to a favorable development of the claim liabilities that is attributed to better than expected utilization trends.

       Reinsurance recoverable on unpaid claims is reported as other assets in the accompanying consolidated financial statements.

(9)    FEDERAL EMPLOYEES HEALTH BENEFITS PROGRAM (FEHBP)

       TSI entered into a contract, renewable annually, with the U.S. Office of Personnel Management (OPM) as authorized by the Federal Employees' Health Benefits Act of 1959, as amended, to provide a comprehensive medical plan (FEHBP). The FEHBP covers postal and federal employees resident in the Commonwealth of Puerto Rico as well as retirees and eligible dependents. The Program is financed through a negotiated contribution made by the federal government and employees' payroll deductions.

       Pursuant to the Defense Authorization Act for 1999, Public Law 105-261, the DoD/FEHBP demonstration project was established. Effective January 1, 2000, a DoD/FEHBP demonstration project allows some active and retired uniformed service members and their dependents to enroll in the FEHBP. The demonstration project will last for three years and is financed through the same standards negotiated by the federal government for the FEHBP. Upon letter dated September 23, 2002, OPM informed the Company that the DOD/FEHBP demonstration project was scheduled to end on December 31, 2002. As a result, the Company was instructed to disenroll demonstration beneficiaries automatically on December 31, 2002.

       The accounting policies for this program are the same as those described in the summary of significant accounting policies included in the notes to consolidated financial statements. Premium rates are determined annually by TSI and approved by the federal government. Claims are paid to providers based on the guidelines determined by the federal government. Operating expenses are allocated from TSI's operations to the federal program based on several allocation guidelines (such as by the number of claims processed for each program).

       The operations of the FEHBP do not result in any excess or deficiency of revenue or expense as this program has a special account available to compensate any excess or deficiency in the operations of this program.

       The contract with OPM allows for the payment of service fees as negotiated between TSI and OPM. Service fees, which are included with the other income, net in the accompanying consolidated statements of operations, amounted to $625, $650, and $591 for the three-year period ended December 31, 2002, 2001, and 2000, respectively.


                                      F-38                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       The following summarizes the operations of the FEHBP for the three-year period ended December 31, 2002, 2001, and 2000, which are included in the accompanying statements of operations:

                                                                        2002             2001             2000
                                                                      --------         --------         --------
       Premiums earned:
            Billed                                                    $ 92,616           91,241           81,113
            Transfer (to) from special account                           5,064           (2,165)          (2,383)
                                                                      --------         --------         --------
                                                                        97,680           89,076           78,730
                                                                      --------         --------         --------
       Underwriting costs:
            Claims incurred                                             97,911           87,782           81,567
            Operating expenses                                           5,505            5,616            5,308
                                                                      --------         --------         --------
                        Total underwriting costs                       103,416           93,398           86,875
                                                                      --------         --------         --------
                        Underwriting loss                             $ (5,736)          (4,322)          (8,145)
                                                                      ========         ========         ========
       Interest income                                                $    385              744              860
       Other income                                                      5,351            3,578            7,285
                                                                      --------         --------         --------
                        Total interest income and other
                           income, net                                $  5,736            4,322            8,145
                                                                      ========         ========         ========


       The changes in the special account during 2002 and 2001 are as follows:

                                                                        2002             2001
                                                                      --------         --------
       Funds payable at beginning of year                             $ 12,130            9,965
       Transfer from (to) premiums earned by the FEHBP                  (5,064)           2,165
                                                                      --------         --------
       Funds payable at end of year                                   $  7,066           12,130
                                                                      ========         ========


       The account for the FEHBP is related to the following accounts in the balance sheet as of December 31:

                                                                        2002             2001
                                                                      --------         --------
       Cash, cash equivalents, and investments                        $ 19,117           20,549
       Premiums, accrued interest, and other receivables                 7,664            7,752
       Claims liabilities, including related unpaid
            loss-adjustment expenses                                   (10,439)          (9,090)
       Due to TSI                                                       (9,276)          (7,081)
                                                                      --------         --------
                                                                      $  7,066           12,130
                                                                      ========         ========


       A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations. Accordingly, such reserve is not reflected in the accompanying balance sheets. The balance of such reserve as of December 31, 2002 and 2001 was

                                      F-39                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       approximately $23,597 and $23,984, respectively. The Company received $5,976, $4,226, and $7,962 of payments made from the contingency reserve fund of OPM during 2002, 2001, and 2000, respectively, which are recorded as other income in the accompanying consolidated financial statements.

       The claim payments and operating expenses charged to the FEHBP are subject to audit by the U.S. government. Management is of the opinion that an adjustment, if any, resulting from such audits will not have a significant effect on the accompanying financial statements. The claim payments and operating expenses reimbursed in connection with the FEHBP have been audited through 1998 by OPM.

(10)   LOANS PAYABLE TO BANK

       A summary of the credit agreements entered by the Company with a commercial bank at December 31, is as follows:

                                                                                 2002            2001
                                                                               --------        --------
       Secured loan payable of $41,000, payable in monthly
            installments of $137 up to July 1, 2024, plus interest at a rate reset periodically of 100 basis points over
            LIBOR selected (which was 4.00% and 5.66%
            at December 31, 2002 and 2001, respectively)                       $ 34,010          36,650

       Secured note payable of $20,000, payable in various different installments up to August 31, 2007, with interest payable
            on a monthly basis at a rate reset periodically of
            130 basis points over LIBOR selected (which was
            3.09% and 3.38% at December 31, 2002 and
            2001, respectively)                                                  16,005          19,000
                                                                               --------        --------
                        Total loans payable to bank                            $ 50,015          55,650
                                                                               ========        ========


       Aggregate maturities of the Company's credit agreements as of December 31, 2002 are summarized as follows:

                  2003                                                         $  1,640
                  2004                                                            2,645
                  2005                                                            3,140
                  2006                                                            3,140
                  2007                                                           13,640
                  Thereafter                                                     25,810
                                                                               --------
                                                                               $ 50,015
                                                                               ========


       Substantially all of the proceeds from the loan payable of $41,000 were used by the Company to finance the acquisition of real estate properties from subsidiaries during 1999. A portion of the proceeds of the $41,000 loan and all of the proceeds of the $20,000 note payable were used by the Company for working capital needs and for the corporate reorganization.


                                      F-40                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       During 2001, the Company amended its credit agreement related to the $20,000 secured note payable to extend the maturity date of the facility and restructure its repayment schedule, which was originally due in August 31, 2001. The amended agreement calls for repayments of principal amount of not less than $250 and in integral multiples of $50. The aggregate principal amounts shall be reduced annually to the amounts on or before the dates described below:

                                               REQUIRED
                                              PRINCIPAL
                                             OUTSTANDING
                    Date                       BALANCE
              --------------                 -----------
              August 1, 2003                 $    16,500
              August 1, 2004                      15,000
              August 1, 2005                      13,500
              August 1, 2006                      12,000
              August 1, 2007                          --

       The loan and note payable previously described are guaranteed by a first position held by the bank on the Company's land, building, and substantially all leasehold improvements, as collateral for the term of the loans under a continuing general security agreement. These credit facilities contain certain covenants, which are normal in this type of credit facility, which the Company has complied with at December 31, 2002 and 2001.

       Interest expense on the above debts amounted to $2,150, $3,365, and $4,644 for the years ended December 31, 2002, 2001, and 2000, respectively.

 (11)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       The Company has interest-rate related derivative instruments to manage its exposure on its debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

       By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

       Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.


                                      F-41                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques to estimate the expected impact of changes in interest rates on the Company's future cash flows.

       The Company has a variable-rate debt that was used to finance the acquisition of real estate from subsidiaries during 1999 (see note 10). The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, on December 6, 2002 management entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. This swap changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. This interest rate swap is effective on April 1, 2003.

       Changes in the fair value of the interest rate swap, designated as a hedging instrument that effectively offsets the variability of cash flows associated with the variable-rate of the long-term debt obligation, are reported in accumulated other comprehensive income. This amount is subsequently reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings.

       Interest expense for the year ended December 31, 2002 does not include any amount representing cash flow hedge ineffectiveness since the terms of the swap agreement allow the Company to assume no ineffectiveness in the agreement.

       As of December 31, 2002, $682 of deferred loss on the derivative instrument was included within the accounts payable and accrued liabilities in the accompanying consolidated balance sheets and is expected to be reclassified to earnings during the next 12 to 18 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying the derivatives loss to earnings is the repricing of variable-rate debt. There were no cash flow hedges discontinued during 2002.

(12)   OPERATING RESERVE AND STOCKHOLDERS' EQUITY

       As members of the BCBSA, the Company and TSI are required by membership standards of the association to maintain liquidity as defined by BCBSA. That is, to maintain net worth exceeding the Company Action Level as defined in the NAIC's Risk-Based Capital for Insurers Model Act.

       Also, under the exemption from Puerto Rico income taxes (see note 16), TSI is required to use any net income, among other things, to increase its operating reserve until they reach a balance equivalent to six months of claims expenses. The companies are in compliance with the above requirements.


                                      F-42                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)

(13)   COMPREHENSIVE INCOME

       The accumulated balances for each classification of comprehensive income are as follows:

                                                                                              ACCUMULATED
                                                  UNREALIZED     MINIMUM                        OTHER
                                                   GAINS ON      PENSION      CASH FLOW      COMPREHENSIVE
                                                  SECURITIES    LIABILITY       HEDGES          INCOME
                                                  ----------    ----------    ----------     -------------
       Beginning balance                          $   20,984            --            --            20,984
       Net current period change                       6,107        (8,114)         (470)           (2,477)
       Reclassification adjustments for
            gains and losses reclassified
            in income                                   (121)           --            --              (121)
                                                  ----------    ----------    ----------     -------------
       Ending balance                             $   26,970        (8,114)         (470)           18,386
                                                  ==========    ==========    ==========     =============


       The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders' equity and comprehensive income in 2002 and 2001 are as follows:

                                                                                  2002
                                                            ------------------------------------------------
                                                                              DEFERRED TAX
                                                            BEFORE-TAX          (EXPENSE)         NET-OF-TAX
                                                              AMOUNT             BENEFIT            AMOUNT
                                                            ----------        ------------        ----------
       Unrealized holding gains on securities
            arising during the period                       $    6,472                (365)            6,107
               Less reclassification adjustment for
                  gains and losses realized in income             (183)                 62              (121)
                                                            ----------        ------------        ----------
                        Net change in unrealized gain            6,289                (303)            5,986
       Minimum pension liability adjustment                     (8,755)                641            (8,114)
       Cash flow hedges                                           (682)                212              (470)
                                                            ----------        ------------        ----------
                        Net current period change           $   (3,148)                550            (2,598)
                                                            ==========        ============        ==========


                                      F-43                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)

                                                                                2001
                                                            ------------------------------------------------
                                                                              DEFERRED TAX
                                                            BEFORE-TAX         (EXPENSE)          NET-OF-TAX
                                                              AMOUNT            BENEFIT             AMOUNT
                                                            ----------        ------------        ----------
       Unrealized holding gains on securities
            arising during the period                       $   10,066                (337)            9,729
               Less reclassification adjustment for
                  gains and losses realized in income           (5,266)                161            (5,105)
                                                            ----------        ------------        ----------
                        Net change in unrealized gain       $    4,800                (176)            4,624
                                                            ==========        ============        ==========


       Deferred tax expenses or benefits are related to the unrealized holding gains (losses) on investments classified as available for sale held by the Company and its wholly owned subsidiaries, except for those related to TSI, for which no deferred income tax effect was recognized due to its tax-exempt status (see notes 4 and 16). A deferred tax benefit was also recognized for the deferred loss related to the Company's cash flow hedges (see note 11) and the minimum pension liability adjustment.

(14)   AGENCY CONTRACT AND EXPENSE REIMBURSEMENT

       TSI processes and pays claims as fiscal intermediary for the Medicare - Part B Program. Claims from this program, which are excluded from the accompanying consolidated statements of operations, amounted to $574,720, $539,218, and $497,771 for the three-year period ended December 31, 2002, 2001, and 2000, respectively.

       TSI is reimbursed for administrative expenses incurred in performing this service. For the years ended December 31, 2002, 2001, and 2000, the Company was reimbursed by $12,743, $13,575, and $10,778, respectively, for such services which are deducted from operating expenses in the accompanying consolidated statements of operations.

       The operating expense reimbursements in connection with processing Medicare claims have been audited through 1997 by federal government representatives. Management is of the opinion that no significant adjustments will be made affecting cost reimbursements through December 31, 2002.

(15)   REINSURANCE ACTIVITY

       STS and SVTS, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders' equity of the Company. Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders. In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts.

       STS has a number of pro rata and excess of loss reinsurance treaties whereby the subsidiary retains for its own account all loss payments for each occurrence that does not exceed the stated amount in the agreements and a catastrophe cover, whereby it protects itself from a loss or disaster of a catastrophic nature. During 2002 and 2001, STS placed 15% of its reinsurance business with one reinsurance company.


                                      F-44                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       Under these treaties, STS ceded premiums of $39,806, $39,608, and $31,208 in 2002, 2001, and 2000, respectively.

       Reinsurance cessions are made on excess of loss treaties and on a proportional basis. Principal reinsurance agreements are as follows:

       - Property surplus treaty covering fire, allied lines, and inland marine lines of business for a maximum of $10,000 subject to a retention of $500 by STS. Only 70% of this treaty was placed with reinsurer. The remaining exposure was covered by a property excess of loss treaty which provides reinsurance in excess of $500 up to a maximum of $2,500 and an additional property catastrophe excess of loss which provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $43,500.

       - Casualty excess of loss treaty. This treaty provides reinsurance for losses in excess of $150 up to a maximum of $6,850.

       - Property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $210,000.

       - Personal lines quota share. This treaty provides protection of 30% on all ground-up losses, subject to a limit of $1,000 for any one risk.

       - Reinstatement Premium Protection. This treaty provides a maximum limit of $8,000 to cover the necessity of reinstating the catastrophe program in the event it is activated.

      - Medical malpractice excess of loss. This treaty provides reinsurance in excess of $150 up to a maximum of $1,500 per incident.

       - Builders' risk quota share and first surplus covering contractors' risk. This treaty provides protection on a 20/80 quota share basis for the initial $2,500 and a first surplus of $5,000 for a maximum of $7,500 any one risk. STS cancelled this treaty on September 30, 2002.

       - Surety quota share treaty covering contract and miscellaneous surety bond business. This treaty provides reinsurance up to $3,000 for contract surety bonds, subject to an aggregate of $7,000 per contractor and $2,000 per miscellaneous surety bond.

       Facultative reinsurance is obtained when coverage per risk is required, on a proportional basis. All reinsurance contracts are for a period of one year on a calendar basis and are subject to modifications and negotiations in each renewal.

       SVTS cedes insurance with six reinsurers. Insurance is ceded on a pro rata, facultative excess of loss and catastrophic bases. Under the pro rata agreement, SVTS reinsures 50% of the risk up to $250 on the life of any participating individual of certain groups insured. Under this treaty, SVTS ceded premiums of $2,085 in 2002, $2,379 in 2001, and $2,183 in 2000.


                                      F-45                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       The life insurance facultative excess of loss agreements provide for SVTS to retain a portion of the losses on the life of any participating individual of certain groups insured. Any excess will be recovered from the reinsurer. A summary of the principal life insurance facultative excess of loss agreements is as follows:

       - A life insurance facultative excess of loss agreement that provides for a retention of the first $50 of losses. Under this facultative treaty SVTS ceded premiums of approximately $550 in 2002, $349 in 2001, and $640 in 2000.

       - A life insurance facultative excess of loss agreement that provides for a retention of the first $75 of losses. Under this facultative treaty SVTS ceded premiums of approximately $111 in 2002. No premiums were ceded under this agreement during the years 2001 and 2000.

       - A life insurance facultative excess of loss agreement that provides for a retention of the first $25 of losses. Under this facultative treaty SVTS ceded premiums of approximately $11 in 2002. No premiums were ceded under this agreement during the years 2001 and 2000.

       SVTS also has facultative pro rata agreements with three reinsurers for the long-term disability insurance risk. Under this treaty, SVTS reinsures 75% of the risk. Premiums ceded under this treaty amounted to $3,594 in 2002, $2,433 in 2001, and $1,740 in 2000.

       The accidental death catastrophic reinsurance covers each and every accident arising out of one event or occurrence resulting in the death or dismemberment of five or more persons. SVTS's retention for each event is $250 with a maximum of $1,000 for each event and $2,000 per year. Under this treaty, the Company ceded premiums of $68 in 2002 and $5 in 2001 and 2000, respectively.

       The ceded unearned reinsurance premiums on STS arising from these reinsurance transactions amounted to $10,672 and $12,668 at December 31, 2002 and 2001, respectively and are reported as other assets in the accompanying consolidated balance sheets.

       The effect of reinsurance on premiums earned and claims incurred is as follows:


                                        PREMIUMS EARNED                                CLAIMS INCURRED
                          --------------------------------------------    --------------------------------------------
                              2002            2001            2000            2002            2001            2000
                          ------------    ------------    ------------    ------------    ------------    ------------
       Gross              $  1,279,483       1,192,678       1,122,079       1,071,751       1,029,992         998,085
       Ceded                   (48,812)        (41,505)        (33,916)         (9,771)         (8,968)         (7,952)
                          ------------    ------------    ------------    ------------    ------------    ------------
          Net             $  1,230,671       1,151,173       1,088,163       1,061,980       1,021,024         990,133
                          ============    ============    ============    ============    ============    ============

(16)   INCOME TAXES

       Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries.

       The tax status of its subsidiaries is as follows: TSI is exempt from Puerto Rico income taxes under a ruling issued by the Department of the Treasury of the Commonwealth of Puerto Rico (the Department of


                                      F-46                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       Treasury) before and after the corporate reorganization. This exemption requires TSI to comply with the following significant conditions:

       - TSI, the Company, and the stockholders of the Company should make annual representations to the Department of Treasury ratifying the status of TSI operating as a not-for-profit corporation and the conditions provided by the ruling.

       - TSI must annually ratify to the Department of Treasury that it operated exclusively for the promotion of social welfare in Puerto Rico.

       - TSI's assets (as defined in the ruling) should be used primarily for purposes related to its health insurance business.

       -    Dividends cannot be paid on its common stock.

       - In the event of liquidation of stocks, the Company is entitled to an amount not in excess of the amount paid for the common stock when they were originally issued. Any assets not distributed to the Company will be distributed to not-for-profit organizations in the health field.

       - Any net income should be used exclusively for one or more of the following:

            -    Expanding and improving the health insurance services.

            -    Contributions to promote health insurance-related activities.

            - Increasing operating reserve until they reach a balance equivalent to six months of claims expenses.

       - In the event that TSI elects not to continue with this tax exemption or it is revoked by the Secretary of Treasury of the Commonwealth of Puerto Rico, there are two options regarding the possible distribution of the operating reserve. One of the options requires specific distribution to not-for-profit organizations in the health field and the other must require the payment of taxes.

       TSI's compliance with the requirements of the tax ruling for the year ended December 31, 1999 is currently being audited by representatives of the Department of Treasury (see note 20). In the opinion of management, with the advice of its legal counsel, TSI was in compliance at December 31, 1999 with the aforementioned requirements. Also, in the opinion of management, with the advice of its legal counsel, TSI was in compliance with the aforementioned requirements at December 31, 2002, 2001, and 2000.

       In the event that TSI elects not to continue with this tax exemption or it is revoked by the Department of Treasury, the ruling provides that if TSI is liquidated then an amount equal to TSI's operating reserve (as determined for tax purposes) accumulated as of the date of termination of the exemption (the freezed operating reserve) must be distributed in the liquidation to nonprofit health organizations or to the Government of Puerto Rico for the designated purposes. TSI may elect not being subject to this distribution in liquidation requirement and if such election is exercised, TSM will be required to recognize as gross income an amount equal to the freezed operating reserve in the year of the election. Management is of the opinion that if the election is exercised, the amount of Puerto Rico income tax to be paid by TSM on the freezed operating reserve is dependant on various factors and, therefore, an administrative process with the Department of Treasury would likely be required to determine such amount.


                                      F-47                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       Among the other factors to be agreed upon between the Department of Treasury and TSI, in connection with such possible taxes, are the following: (a) accounting basis to be used for tax computation (that is, accounting practices prescribed or permitted by the Commissioner of Insurance or accounting principles generally accepted in the United States of America); (b) exempt income generated by TSI over such years; and (c) deductible and nondeductible expenses that will arise depending upon the accounting basis selected for such computation. The Company cannot presently determine the amount of accumulated earnings and profits that TSI would be required to calculate taxes due to the uncertainty of the different factors and elements that interplay in such determination. In the opinion of management, the ultimate disposition of this matter could have a significant effect on the consolidated financial position and result of operations of the Company.

       STS is taxed essentially the same as other corporations, with taxable income determined on the basis of the statutory annual statements filed with the insurance regulatory authorities. Also, operations are subject to an alternative minimum income tax, which is calculated based on the formula established by existing tax laws. Any alternative minimum income tax paid may be used as a credit against the excess, if any, of regular income tax over the alternative minimum income tax in future years.

       No regular Puerto Rico income tax was payable by STS for 2002 and 2001 since STS incurred a net operating loss for tax purposes mainly caused by exempt interest income of approximately $5,900 and $6,800, respectively. The resulting net operating loss for tax purposes will not represent a future deductible amount because the exempt income for 2002 and 2001 exceeded the net operating loss.

       STS is also subject to federal income taxes for foreign source dividend income. No federal income taxes were recognized for 2002, 2001, and 2000.

       SVTS operates as a qualified domestic life insurance company and is subject to the alternative minimum tax and taxes on its capital gains.

       TSM, TCI, and ISI are subject to Puerto Rico income taxes as a regular corporation, as defined in the Puerto Rico Income Tax Code, as amended.


                                      F-48                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       The income tax benefit (expense) differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income (loss) before income taxes as a result of the following:

                                                          2002             2001             2000
                                                        --------         --------         --------
       Income (loss) before taxes                       $ 50,798           23,057             (336)
       Less: net income (loss) corresponding to TSI
            operations, which are exempt from
            Puerto Rico income taxes                      37,903           11,339          (10,704)
                                                        --------         --------         --------
                                                          12,895           11,718           10,368
       Statutory tax rate                                     39%              39%              39%
                                                        --------         --------         --------
       Income tax expense at statutory rate of 39%        (5,029)          (4,570)          (4,044)
       Increase (decrease) in taxes resulting from:
            Exempt interest income                         3,771            3,239            2,946
            Alternative minimum tax                         (264)            (245)            (248)
            Excess of regular tax over alternative
               minimum tax on SVTS                            45              853              808
            Effect of using earnings under statutory
               accounting principles instead of GAAP
               earnings for STS tax computation             (900)            (690)            (440)
            Dividends received deduction                      68              128              102
            Disallowances, net                              (149)            (144)            (213)
            Other                                            (91)              --               --
            Change in valuation allowance                     --               87              (87)
                                                        --------         --------         --------
                        Total income tax expense        $ (2,549)          (1,342)          (1,176)
                                                        ========         ========         ========


                                      F-49                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax liability at December 31, 2002 and 2001 of the Company and of the life and property and casualty insurance subsidiaries is composed of the following:

                                                                  2002               2001
                                                               ----------         ----------
       Deferred tax asset:
            Puerto Rico Guaranty Fund reserve                  $       --                235
            Alternative minimum tax credit carryforward                --                 78
            Allowance for doubtful receivables                        133                150
            Reserve for obsolete inventory                             74                153
            Cash flow hedges                                          212                 --
            Nondeductible depreciation                                468                 --
            Additional minimum pension liability                      641                 --
            Other                                                      --                 75
                                                               ----------         ----------
                        Gross deferred tax asset                    1,528                691
                                                               ----------         ----------
       Deferred tax liability:
            Deferred policy acquisition costs                      (4,125)            (2,865)
            Unrealized gain on securities available for sale         (963)              (660)
            Catastrophe loss reserve trust fund                    (4,488)            (4,531)
                                                               ----------         ----------
                        Gross deferred tax liability               (9,576)            (8,056)
                                                               ----------         ----------
                        Net deferred tax liability             $   (8,048)            (7,365)
                                                               ==========         ==========

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(17)   PENSION PLAN

       The Company sponsors a noncontributory defined-benefit pension plan for all of its employees and for the employees of its subsidiaries who are age 21 or older and have completed one year of service. Pension benefits begin to vest after five years of vesting service, as defined, and are based on years of service and final average salary, as defined. The funding policy is to contribute to the plan as necessary to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Company may determine to be appropriate from time to time.

                                      F-50                          (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       The following table sets forth the plan's benefit obligations, fair value of plan assets, and funded status as of December 31, 2002 and 2001, accordingly:

                                                                    2002               2001
                                                                 ----------         ----------
       Change in benefit obligation:
            Projected benefit obligation at beginning of year    $   42,634             42,205
            Service cost                                              3,115              2,681
            Interest cost                                             3,369              3,168
            Benefit payments                                         (6,081)              (180)
            Actuarial losses                                         10,192              3,654
            Plan amendments                                             764                 --
            Settlements                                                  --             (8,894)
                                                                 ----------         ----------
            Projected benefit obligation at end of year          $   53,993             42,634
                                                                 ==========         ==========
            Accumulated benefit obligation at end of year        $   38,412             28,934
                                                                 ==========         ==========
            Vested benefit obligation at end of year             $   31,294             23,564
                                                                 ==========         ==========

       At December 31, 2002, the Company recognized an additional minimum pension liability of $9,449 in order to bring the accrued pension liability up to the level of the plan's unfunded accumulated benefit obligation. This amount is offset by an intangible asset amounting to $694 as of December 31, 2002 that is based on the outstanding unrecognized prior service cost. The net amount of the additional minimum pension liability and the intangible asset was recorded through a charge to other comprehensive income, net of a deferred tax asset of $641 at December 31, 2002.

                                                                    2002                2001
                                                                 ----------         ----------
       Change in plan assets:
            Fair value of plan assets at beginning of year       $   26,769             36,178
            Actual return on assets (net of expenses)                (2,513)            (1,947)
            Employer contributions                                    7,100              1,613
            Benefit payments                                         (6,081)              (180)
            Settlements                                                  --             (8,894)
                                                                 ----------         ----------
            Fair value of plan assets at end of year             $   25,275             26,770
                                                                 ==========         ==========
       Reconciliation of funded status:
            Funded status                                        $  (28,717)           (15,864)
            Unrecognized prior service cost                             693                (14)
            Unrecognized actuarial loss                              24,336              9,269
                                                                 ----------         ----------
                        Accrued benefit cost                     $   (3,688)            (6,609)
                                                                 ==========         ==========

                                      F-51                          (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       The components of net periodic benefit cost for 2002, 2001, and 2000 were as follows:

                                                          2002             2001             2000
                                                        --------         --------         --------
       Components of net periodic benefit cost:
            Service cost                                $  3,115            2,681            2,390
            Interest cost                                  3,369            3,168            2,903
            Expected return on assets                     (2,754)          (3,214)          (3,107)
            Amortization of transition obligation             --               75               75
            Amortization of prior service cost                57                5                5
            Amortization of actuarial loss                   392               --               --
            Settlement loss                                   --            1,934               --
                                                        --------         --------         --------
                        Net periodic benefit cost       $  4,179            4,649            2,266
                                                        ========         ========         ========


       Net periodic pension expense may include settlement charges as a result of retirees selecting lump-sum distributions. Settlement charges may increase in the future if the number of eligible participants deciding to receive distributions and the amount of their benefits increases.

       The following assumptions were used on a weighted average basis in the accounting of the plan as of December 31, 2002, 2001, and 2000:

                                                                 2002                  2001               2000
                                                           ----------------     ----------------     ----------------
       Discount rate                                               6.75%                7.25%                7.50%
       Expected return on plan assets                              8.50%                9.00%                9.00%
       Rate of compensation increase                       Graded; 3.00% to     Graded; 3.00% to     Graded; 3.00% to
                                                                   6.50%                6.50%                6.50%


       The assumptions used in computing net periodic benefit cost for 2002, 2001, and 2000 were as follows:

                                                                 2002                 2001                   2000
                                                           -----------------     -----------------     -----------------
       Assumptions used in computing net
         periodic benefit cost:
           Discount rate                                            7.25%                 7.50%                7.75%
           Expected return on plan assets                           9.00%                 9.00%                9.00%
           Rate of compensation increase                   Graded;  3.00% to      Graded; 3.00% to     Graded; 3.00% to
                                                                    6.50%                 6.50%                6.50%


(18)   CATASTROPHE LOSS RESERVE TRUST FUND

       In accordance with the Act No. 73 of August 12, 1994, and Chapter 25 of the Insurance Code, STS is required to establish and maintain a trust fund for the payments of catastrophe losses. The establishment of this trust fund will increase the financial capacity in order to offer protection for those insurers exposed to catastrophe losses. This trust may invest its funds in securities authorized by the Insurance Code, but not in


                                      F-52                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


       investments whose value may be affected by hazards covered by the catastrophic insurance losses. The interest earned on these investments and any realized gain (loss) on investment transactions becomes part of the reserve for catastrophic insurance losses and income (expense) of the Company. The assets in this fund, which are reported as other assets in the accompanying consolidated balance sheets, will be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

       The operating reserve of STS is restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance.

       In addition, pursuant to Article 8 of Rule LXXII of October 15, 1999, of the Insurance Code of the Commonwealth of Puerto Rico, STS is required to make the current year deposit to the fund, if any, on or before January 30 of the following year. Contributions are determined by a rate (2.5% for 2002 and 10% for 2001), imposed by the Commissioner of Insurance for the catastrophe policies written in that year.

       No deposits were made during 2002 and 2001 as the deposit formula resulted in no additional contribution for the year. The amount deposited in the trust fund may be reimbursed in the case that STS ceases to underwrite risks subject to catastrophe losses.

       As of December 31, 2002 and 2001, the movement of the catastrophe loss reserve is as follows:

                                                                                  2002            2001
                                                                                --------        --------
       Catastrophe loss reserve at beginning of year                            $ 19,732          18,232
       Investment income                                                           1,092           1,500
                                                                                --------        --------
                        Balance of the catastrophe loss reserve trust
                           fund at end of year                                  $ 20,824          19,732
                                                                                ========        ========


       The trust fund assets are composed of the following:


                                                                                  2002            2001
                                                                                --------        --------
       U.S. Treasury securities, at amortized cost (fair value of
            $390 and $386 in 2002 and 2001, respectively)                       $    370             370
       Federal Home Loan Bank note, at amortized cost (fair value
            of $18,865 and $17,784 in 2002 and 2001, respectively)                18,565          17,595
       Obligations of the Commonwealth of Puerto Rico and
            its instrumentalities, at amortized cost (fair value
            of $1,514 and $1,426 in 2002 and 2001, respectively)                   1,500           1,500
       Accrued interest receivable                                                   318             261
       Cash and cash equivalents                                                      71               6
                                                                                --------        --------
                                                                                $ 20,824          19,732
                                                                                ========        ========

                                      F-53                           (Continued)

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


         Maturities of investments held in the catastrophe loss reserve trust fund were as follows at December 31, 2002:

                                                                               AMORTIZED       ESTIMATED
                                                                                 COST         FAIR VALUE
                                                                               ---------      ----------
Due after one year through five years                                           $ 8,470         8,605
Due after five years through ten years                                           10,465        10,613
Due after ten years                                                               1,500         1,551
                                                                                -------        ------
                                                                                $20,435        20,769
                                                                                =======        ======


(19)     COMMITMENTS

         The Company leases its regional offices, certain equipment, and warehouse facilities under operating noncancelable leases. Minimum annual rental commitments at December 31, 2002 under existing agreements are summarized as follows:

Year ending December 31:
     2003                                           $              2,148
     2004                                                            959
     2005                                                            712
     2006                                                            572
     2007                                                            342
     Thereafter                                                      440
                                                       ------------------
                 Total                              $              5,173
                                                       ==================


         Rental expense for 2002, 2001, and 2000 was $1,459, $1,274, and $1,141,
         respectively, after deducting the amount of $441, $419, and $260, respectively, reimbursed by Medicare (see note 13).

(20)     CONTINGENCIES

         (A)      LEGAL PROCEEDINGS

                  At December 31, 2002, the Company is defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

         (B)      GUARANTEE ASSOCIATIONS

                  Pursuant to the Puerto Rico Insurance Code, STS is a member of Sindicato de Aseguradores para la Suscripcion Conjunta de Seguros de Responsabilidad Profesional Medico-Hospitalaria (SIMED) and of the Sindicato de Aseguradores de Responsabilidad Profesional para Medicos. Both syndicates were organized for the purpose of underwriting medical-hospital professional liability insurance. As


                                      F-54                           (Continued)

               TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


                  a member, the subsidiary shares risks with other member companies and, accordingly, is contingently liable in the event that the above-mentioned syndicates cannot meet their obligations.

                  In the recent years SIMED has encountered financial difficulties, mainly attributed to premium deficiencies. As of December 31, 2001 (date of latest financial statements available), SIMED presented a deficit of approximately $22,300. During 2002, 2001, and 2000, no assessment or payment has been made for this contingency.

                  Additionally, pursuant to Article 12 of Rule LXIX of the Insurance Code of the Commonwealth of Puerto Rico, STS is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association). This Association was organized during 1997 to underwrite insurance coverage of motor vehicles property damage liability risks effective on January 1, 1998. As a participant, STS shares the risk, proportionately with other members, based on a formula established by the Insurance Code. During the three-year period ended December 31, 2002, 2001, and 2000, the Association distributed to the insurance companies underwriting auto property damages liability insurance in Puerto Rico, an experience refund. STS received $565, $602, and $538 in 2002, 2001, and 2000, respectively, out of total refund distributed.

                  STS is a member of the Asociacion de Garantia de Seguros de Todas Clases, excepto Vida, Incapacidad y Salud and TSI and SVTS are members of the Asociacion de Garantia de Seguros de Vida, Incapacidad y Salud. As members, they are required to provide funds for the payment of claims and unearned premiums reimbursements for policies issued by insurance companies declared insolvent. At December 31, 2001, STS had accrued $785 for possible future assessments. During 2002, STS paid an assessment in connection with insurance companies declared insolvent in the amount of $654. No accrual was made at December 31, 2002, since STS has not been informed of any further assessments. During 2001, no assessments or payments were made to these associations.

         (C)      EXAMINATION FROM REGULATOR

                  The Puerto Rico House of Representatives Banking and Insurance Committee (the Committee) is conducting an investigation of TSI's tax treatment under rulings issued by the Puerto Rico Department of the Treasury that grant TSI's tax exempt status. A similar resolution was approved by the Puerto Rico Senate. TSI has provided to the Committee and the Puerto Rico Senate the information and documents as requested and will cooperate with all aspects of the investigation (note 16).

(21)     STATUTORY ACCOUNTING (UNAUDITED)

                  TSI, SVTS, and STS (collectively known as the regulated subsidiaries) are regulated by the Commissioner of Insurance. The regulated subsidiaries are required to prepare financial statements using accounting practices prescribed or permitted by the Commissioner of Insurance, which differ from GAAP.

               TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)

         The principal differences resulting on the financial statements of the regulated subsidiaries under statutory accounting practices with GAAP are as follows:

- The accounting basis of investments in debt and equity securities are based upon the rules promulgated by National Association of Insurance Commissioners (NAIC) Statutory Accounting Principles (SAP).

- Certain assets (primarily prepaid expenses, furniture and equipment, and premiums' balances not collected within 90 days) are classified as nonadmitted and are excluded from the balance sheets by a charge to unassigned capital and surplus.

- Certain notes payable are classified as surplus notes under statutory accounting practices.

- Policy acquisitions costs (mainly commissions) are not deferred over the periods in which the premiums are earned but charged to operations as incurred.

The NAIC has recodified SAP to promote standardization throughout the industry. On January 1, 2001 the Company adopted these new statutory accounting principles. During 1999, the Commissioner of Insurance adopted the NAIC SAP as long as it does not contradict the provisions of the Insurance Code of the Commonwealth of Puerto Rico. This results on the situation that various accounting practices prescribed or permitted by the Commissioner of Insurance depart from NAIC SAP.

In terms of permitted accounting practices, the Commissioner of Insurance through a circular letter dated September 14, 2001 permitted the property and casualty insurance companies in Puerto Rico not recording the deferred tax liability that otherwise would have resulted from the contributions made to the catastrophe reserve fund (see note 18). The use of this permitted statutory accounting practice relieves STS in 2002 and 2001 of recording a charge to operations of approximately $43 and $62, respectively, and a charge to the statutory surplus of approximately $4,500, in 2002 and 2001, which otherwise would have been recorded under the prescribed statutory accounting practices.

The accumulated earnings of SVTS and STS are restricted as to the payment companies. Such limitations restrict the payment of dividends by insurance companies generally to unrestricted unassigned surplus funds reported for statutory purposes which amounted to approximately $20,777 and $19,500 as of December 31, 2002 and 2001, respectively, for STS and approximately $16,466 and $13,000 for SVTS, respectively. As more fully described in note 17, the accumulated earnings of STS are also restricted by the catastrophe loss reserve balance as required by the Insurance Code of the Commonwealth of Puerto Rico.

The net admitted assets and capital and surplus of the insurance subsidiaries at December 31, 2002 and 2001 are as follows:

                                                                2002
                                               -------------------------------------
                                                    TSI          STS           SVTS
                                               ------------    -------        ------
Net admitted assets                            $    416,108    163,775        43,509
                                               ============    =======        ======
Capital and surplus                            $    162,880     50,101        17,665
                                               ============    =======        ======

               TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


                                                                                         2001
                                                                        -------------------------------------
                                                                             TSI          STS           SVTS
                                                                        ------------    -------        ------
Net admitted assets                                                     $    371,553    146,385        43,713
                                                                        ============    =======        ======
Capital and surplus                                                     $    131,091     47,546        14,194
                                                                        ============    =======        ======


         The net income (loss) of the insurance subsidiaries for the three-year period ended December 31, 2002, 2001, and 2000 is as follows:



                                                                              TSI             STS          SVTS
2002                                                                      $   39,098         3,774        3,429
                                                                          ==========         =====        =====
2001                                                                      $   15,515         6,469        3,366
                                                                          ==========         =====        =====
2000                                                                      $   (5,517)        6,567        3,342
                                                                          ==========         =====        =====

(22)     NET INCOME (LOSS) AVAILABLE TO STOCKHOLDERS AND NET INCOME (LOSS) PER
         SHARE

         The Company presents only basic earnings per share, which is comprised of the net income (loss) that could be available to common stockholders divided by the weighted average number of common shares outstanding for the period.

         The Company is a for-profit organization that operates as a not-for-profit organization by virtue of the affirmative vote of its stockholders. As a result, the Company does not distribute dividends. This resolution could be altered anytime by the affirmative vote of stockholders and thus, dividends could be available for distribution subject to the applicable obligations and responsibilities.

         In the event that stockholders decide to operate as a for-profit organization and the board decides to pay dividends, the amount that could be available for distribution would exclude TSI's operating reserve at December 31, 2002 and capital contributions made by TSI to its former subsidiaries before the corporate reorganization (see note
         1) due to TSI's tax exemption (see note 16). This fact was reaffirmed by a letter issued by the Department of Treasury on July 3, 2001. For purposes of computing the basic earnings per share presented in the consolidated statements of operations, the Company considers the operations of TSI as if TSI operated as a for-profit organization. Under this scenario, in order to determine the net income (loss) that could be available to stockholders, the Company estimates the Puerto Rico income taxes that would have otherwise resulted and deducts it from the results of operations of each year. TSI's estimate of Puerto Rico income taxes, computed for such purposes, was determined as for an other than life insurance entity, as defined in the Puerto Rico Income Tax Code, as amended. The effective tax rate used was 39% for the three years ended December 31, 2002, 2001, and 2000.

               TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


         The following table sets forth the resulting net income (loss) that could be available to stockholders if TSI operated as a for-profit organization for the three years ended December 31, 2002, 2001, and 2000.

                                                             2002                  2001                  2000
                                                      ------------------   ------------------   -------------------
Net income (loss)                                     $           48,249               21,715               (1,512)
     Less tax effect on TSI operations                            12,351                6,473                 (817)
                                                      ------------------   ------------------   -------------------
                 Net income (loss) available
                    to stockholders                   $           35,898               15,242                 (695)
                                                      ==================   ==================   ===================


       The following table sets forth the computation of basic earnings per share for the three-year period ended December 31, 2002, 2001, and 2000 (in thousands, except shares outstanding and per share data):

                                                             2002                  2001                  2000
                                                      ------------------   ------------------   -------------------
Numerator for basic earnings per share:
     Net income (loss) available to
        stockholders                                  $           35,898               15,242                 (695)
                                                      ==================   ==================   ===================
Denominator for basic earnings per share:
     Weighted average of common
        shares outstanding                                         9,531                9,864                9,894
                                                      ==================   ==================   ===================
Basic net income (loss) per share                     $            3,766                1,545                  (70)
                                                      ==================   ==================   ===================


       Should the Company decide to continue to preserve the tax exemptions granted to TSI by the previously mentioned income tax ruling, then dividends cannot be distributed out of the results of operations of TSI. The following table sets forth the resulting net income (loss) that would otherwise be available for distribution after excluding the net result of operations of TSI for the three-year period ended December 31, 2002, 2001, and 2000.

                                                             2002                  2001                 2000
                                                      ------------------   ------------------   ------------------
Net income (loss)                                     $           48,249               21,715               (1,512)
     Less TSI result of operations                                37,903               11,339              (10,704)
                                                      ------------------   ------------------   ------------------
                 Net income after excluding
                    the operations of TSI             $           10,346               10,376                9,192
                                                      ==================   ==================   ==================

               TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


         The following table sets forth the computation of basic earnings per share for the three-year period ended December 31, 2002, 2001, and 2000 if the Company excludes TSI's results of operations (in thousands, except shares outstanding and per share data):

                                                             2002                  2001                  2000
                                                      ------------------   ------------------   ------------------
Numerator for basic earnings per share:
     Net income available to stockholders
        after excluding the net result of
        operations of TSI                             $           10,346               10,376                9,192
                                                      ==================   ==================   ==================
Denominator for basic earnings per share:
     Weighted average of common shares
        outstanding                                                9,531                9,864                9,894
                                                      ==================   ==================   ==================
Basic net income per share after
     excluding the net results of operations
     of TSI                                           $            1,085                1,052                  929
                                                      ==================   ==================   ==================


(23) RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES

         A reconciliation of net income (loss) to net cash provided by operating activities follows:

                                                             2002                  2001                  2000
                                                      ------------------   -------------------   -------------------
Net income (loss)                                     $           48,249                21,715                (1,512)
                                                      ------------------   -------------------   -------------------
Adjustments to reconcile net income (loss)
  to net cash provided by operating
     activities:
        Depreciation and amortization                              7,595                 6,053                 6,337
        Net amortization of investments
           (discounts) premiums                                        2                  (789)                   28
        Accretion in value of securities                          (1,664)               (1,324)               (2,113)
        Increase in provision for
           doubtful receivables                                    2,116                 2,887                   381
        Increase in net deferred tax liability                     1,233                   825                   659
        Gain on sale of securities                                  (185)               (4,655)               (6,357)
        Unrealized (gain) loss of trading
           securities                                              8,322                 3,625                 3,737
        Proceeds from trading securities sold
           or matured:
              Fixed maturities sold                              103,012                22,620                22,077
              Equity securities                                   11,804                15,982                16,960
                                                      ------------------    ------------------    ------------------
                 Balance carried forward              $          180,484                66,939                40,197
                                                      ------------------    ------------------    ------------------

                                                             2002                   2001                  2000
                                                      ------------------    ------------------    ------------------
Balance brought forward                               $          180,474                66,939                40,197
                                                      ------------------    ------------------    ------------------
Acquisition of securities in trading portfolio:
     Fixed maturities                                           (112,878)              (25,420)              (23,847)
     Equity securities                                           (16,472)              (18,196)              (17,347)
Gain on sale of property and equipment                                (1)                  (35)                  (43)
Increase in premiums receivable                                   (6,158)              (10,056)               (7,458)
Increase in accrued interest receivable                              (47)                 (183)                 (270)
(Increase) decrease in other receivables                          (9,066)                 (991)               12,507
Increase in deferred policy acquisition costs                     (4,220)               (1,550)               (1,200)
(Increase) decrease  in other assets                                 240                (4,580)               (6,295)
Increase (decrease) in claims processed
     and incomplete and future policy
     benefits liability                                           13,029                30,199                (6,098)
Increase in unreported losses                                         70                15,094                 9,354
Increase (decrease) in loss-adjustment
     expenses                                                      2,043                   916                  (196)
Increase (decrease) on individual
     retirement annuities                                           (832)                  178                  (212)
Increase in unearned premiums                                     12,655                 6,166                 4,248
Increase (decrease) in liability to FEHBP                         (5,064)                2,165                 2,383
Increase in accounts payable
     and accrued liabilities                                       3,024                 8,790                 1,721
                                                      ------------------   -------------------   -------------------
                 Net cash provided by
                    operating activities              $           56,807                69,436                 7,444
                                                      ==================   ===================   ===================
Supplementary information on noncash
     transactions affecting cash flows
     activities:
        Change in net unrealized gain on
        securities available for sale,
        including deferred income tax liability
        of $963 in 2002 and deferred tax asset
        of $660 in 2001                               $            5,986                 4,624                 2,022
                                                      ==================   ===================   ===================
        Retirement of fully depreciated items         $            1,258                   838                 1,323
                                                      ==================   ===================   ===================
        Income taxes paid                             $              499                   877                   353
                                                      ==================   ===================   ===================
        Change in cash flow hedges,
           including deferred income tax
           asset of $212 in 2002                      $              470                    --                    --
                                                      ==================   ===================   ===================
        Change in minimum pension liability,
           including related intangible asset
           of $694 and deferred income tax
           of $641 in 2002                            $            8,114                    --                    --
                                                      ==================   ====-==============   ===================

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 2002, 2001, and 2000
              (Dollar amounts in thousands, except per share data)


(24)     SUBSEQUENT EVENT

         The Puerto Rico Health Insurance Administration of the Commonwealth of Puerto Rico (the Administration) is considering carving-out additional benefits provided by the insurers of the Reform segment. On March 1, 2003, the Administration announced that, effective July 1, 2003, it will begin a pilot project where it will be contracting directly with some of the medical groups, instead of through the health insurance companies. This change is expected to decrease the Reform's segment enrollment by approximately 46,000 members and the related annualized premiums by approximately $30 million.

                                                                     SCHEDULE II





                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                              Financial Statements

                           December 31, 2002 and 2001

                   (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Triple-S Management Corporation:


Under date of February 14, 2003 we reported on the consolidated balance sheets of Triple-S Management Corporation and Subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2002 as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the Item 15. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                                        KPMG LLP


February 14, 2003

Stamp No. 1828179 of the Puerto Rico Society of Certified Public Accountants was affixed to the record copy of this report.

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                                 Balance Sheets

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

                                    ASSETS                                 2002           2001
                                                                        ---------      ---------
Current assets:
    Cash and cash equivalents                                           $     675          2,794
                                                                        ---------      ---------
    Receivables:
       Premiums financing contracts                                           138            196
       Due from subsidiaries                                                  228            210
       Other                                                                   10              8
                                                                        ---------      ---------
                Total receivables                                             376            414
    Less allowance for doubtful receivables                                  (138)          (193)
                                                                        ---------      ---------
    Receivables, net                                                          238            221
    Investment in securities                                                5,749          5,115
    Deferred income taxes                                                     857            253
    Other assets                                                               24             84
                                                                        ---------      ---------
                Total current assets                                        7,543          8,467
Notes receivable from subsidiary                                           26,000         26,000
Accrued interest                                                            4,914          4,088
Investments in wholly owned subsidiaries                                  225,021        178,979
Property and equipment, net                                                27,755         30,018
                                                                        ---------      ---------
                Total assets                                            $ 291,233        247,552
                                                                        =========      =========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                   $   1,640          2,640
    Due to subsidiaries                                                     4,206          4,693
    Accounts payable and accrued expenses                                     867          1,181
    Accrued pension cost                                                    3,688           --
    Income tax payable                                                        463           --
                                                                        ---------      ---------
                Total current liabilities                                  10,864          8,514
Additional minimum pension liability                                          330           --
Long-term debt                                                             48,375         53,010
                                                                        ---------      ---------
                Total liabilities                                          59,569         61,524
                                                                        ---------      ---------
Stockholders' equity:
    Common stock at $40 par value. Authorized 12,500 shares; issued and outstanding 9,337 and 9,714 shares at December 31, 2002
       and 2001, respectively                                                 373            389
    Additional paid-in capital                                            150,406        150,405
    Retained earnings                                                      62,499         14,250
    Accumulated other comprehensive income                                 18,386         20,984
                                                                        ---------      ---------
                                                                          231,664        186,028
Commitments and contingencies
                                                                        ---------      ---------
                Total liabilities and stockholders' equity              $ 291,233        247,552
                                                                        =========      =========


See accompanying notes to financial statements

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                            Statements of Operations

                     Years ended December 31, 2002 and 2001
                          (Dollar amounts in thousands)

                                                                         2002          2001
                                                                       --------      --------
Rental income                                                          $  6,591         6,574
General and administrative expenses                                      (5,549)       (5,037)
                                                                       --------      --------
                 Operating income                                         1,042         1,537
                                                                       --------      --------
Other revenue (expenses):
     Equity in net income of subsidiaries                                48,405        21,683
     Interest expense, net of interest income of $1,092 and $1,806
        in 2002 and 2001, respectively                                   (1,058)       (1,559)
     Other, net                                                             111             5
                                                                       --------      --------
                 Total other revenue, net                                47,458        20,129
                                                                       --------      --------
                 Income before income taxes                              48,500        21,666
                                                                       --------      --------
Income tax expense (benefit):
     Current                                                                547          --
     Deferred                                                              (296)          (49)
                                                                       --------      --------
                 Total income tax expense (benefit), net                    251           (49)
                                                                       --------      --------
                 Net income                                            $ 48,249        21,715
                                                                       ========      ========


See accompanying notes to financial statements.

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

           Statements of Stockholders' Equity and Comprehensive Income

                     Years ended December 31, 2002 and 2001
                          (Dollar amounts in thousands)

                                                                                         ACCUMULATED
                                                                ADDITIONAL                  OTHER
                                                   COMMON        PAID-IN     RETAINED   COMPREHENSIVE
                                                   STOCK         CAPITAL     EARNINGS       INCOME         TOTAL
                                                  --------      --------     --------      --------      --------
Balance, December 31, 2000                        $    395       150,403       (7,465)       16,360       159,693
    Stock redemption                                    (6)            2         --            --              (4)
    Comprehensive income:
      Net income                                      --            --         21,715          --          21,715
      Net unrealized change in
         investment securities                        --            --           --           4,624         4,624
                                                                                                         --------
             Total comprehensive income               --            --           --            --          26,339
                                                  --------      --------     --------      --------      --------
Balance, December 31, 2001                             389       150,405       14,250        20,984       186,028
    Stock redemption                                   (16)            1         --            --             (15)
    Comprehensive income:
      Net income                                      --            --         48,249          --          48,249
      Net unrealized change in
         investment securities                        --            --           --           5,986         5,986
      Net change in minimum pension liability         --            --           --          (8,114)       (8,114)
      Net change in fair value of cash
         flow hedges                                  --            --           --            (470)         (470)
                                                                                                         --------
             Total comprehensive income               --            --           --            --          45,651
                                                  --------      --------     --------      --------      --------
Balance, December 31, 2002                        $    373       150,406       62,499        18,386       231,664
                                                  ========      ========     ========      ========      ========


See accompanying notes to financial statements.

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                            Statements of Cash Flows

                     Years ended December 31, 2002 and 2001
                          (Dollar amounts in thousands)


                                                                                   2002          2001
                                                                                 --------      --------
Cash flows from operating activities:
    Net income                                                                   $ 48,249        21,715
    Adjustments to reconcile net income to net cash provided by operating activities:
          Equity in net income of subsidiaries                                    (48,405)      (21,683)
          Depreciation and amortization                                             2,359         1,273
          Gain on sale of securities                                                 (111)           (5)
          Provision for obsolescence                                                 --             221
          Provision for doubtful receivables                                          (55)          (23)
          Deferred income tax benefit                                                (296)          (49)
          Income tax payable                                                          463          --
          Changes in assets and liabilities:
             Receivables                                                               38           154
             Accrued interest                                                        (826)       (1,499)
             Other assets                                                              84           167
             Accounts payable, accrued expenses, and due to subsidiary              2,204         2,274
                                                                                 --------      --------
                Net cash provided by operating activities                           3,704         2,545
                                                                                 --------      --------
Cash flows from investing activities:
    Dividend received from wholly owned subsidiaries                                  227           240
    Acquisition of investment in securities classified as available for sale       (5,920)       (5,685)
    Proceeds from sale and maturities of investment in securities
       classified as available for sale                                             5,616         3,722
    Acquisition of property and equipment, net                                        (96)          (51)
                                                                                 --------      --------
                Net cash used in investing activities                                (173)       (1,774)
                                                                                 --------      --------
Cash flows from financing activities:
    Capital investment in subsidiary                                                 --              (1)
    Payment of long-term debts                                                     (5,635)       (2,390)
    Redemption of common stocks                                                       (15)           (4)
                                                                                 --------      --------
                Net cash used in financing activities                              (5,650)       (2,395)
                                                                                 --------      --------
                Net decrease in cash and cash equivalents                          (2,119)       (1,624)
Cash and cash equivalents, beginning of year                                        2,794         4,418
                                                                                 --------      --------
Cash and cash equivalents, end of year                                           $    675         2,794
                                                                                 ========      ========
Noncash activities:
    Change in net unrealized gain on securities available
       for sale of the subsidiaries                                              $  5,766         4,474
    Change in net unrealized gain on securities available for sale                    220           150
    Change in cash flow hedges including deferred tax asset of
       $212 in 2002                                                                   470          --
    Change in minimum pension liability including related
       intangible asset of $694 in 2002                                             8,114          --


See accompanying notes to financial statements.

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)



(1)    NATURE OF BUSINESS AND CORPORATE REORGANIZATION

       Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico to engage principally, among other things, as the holding company of entities previously involved in the insurance industry. The Company was a wholly owned subsidiary of Triple-S, Inc. (TSI) until January 4, 1999, and did not start operations until such day, which is the effective date and completion of the corporate reorganization described below.

       On December 6, 1996 the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance) issued an order to annul the sale of 1,582 shares of common stock held as treasury stock that TSI repurchased from the estate of deceased stockholders. TSI contested such order through administrative and judicial review processes. Consequently, the sale of 1,582 shares was cancelled and the amount paid was returned to each former stockholder of the aforementioned shares. During the year 2000, the Commissioner of Insurance issued a pronouncement providing further clarification to the content and effect of the order. The order also required that all corporate decisions undertaken by TSI through the vote of its stockholders in record, be ratified in a stockholders' meeting or in a subsequent referendum. In November 2000, the Company, as the sole stockholder of TSI, ratified all such decisions. Furthermore, on November 19, 2000 the Company held a special meeting of its stockholders where a ratification of the same decisions was undertaken, except for the resolutions related to the approval of the corporate reorganization of TSI and its subsidiaries. This resolution did not reach the two-thirds majority required by the order because the number of shares that were present and represented in the meeting were below such amount (total shares present and represented in the stockholders' meeting were approximately 64%). As stipulated in the order, the Company began the process to conduct a referendum among its stockholders to ratify such resolution. The process was later suspended because upon a further review of the scope of the order, the Commissioner of Insurance upon a letter dated January 8, 2002, maintained that the ratification of the corporate reorganization may not be required.

       The Commissioner of Insurance confirmed this position in a letter dated March 14, 2002 to TSI, which states that there are no further corporate decisions requiring ratification and that the Commissioner of Insurance's order of December 6, 1996 has been complied with. Thereafter, two stockholders of TSM filed a petition for review of the Commissioner of Insurance's determination before the Puerto Rico Circuit Court of Appeals, which petition was opposed by TSI and by the Commissioner of Insurance. Pursuant to that review, on September 24, 2002, the Puerto Rico Circuit Court of Appeals issued an order requiring the Commissioner of Insurance to order that a meeting of shareholders be held to ratify TSI's corporate reorganization and the change of TSI's name from "Seguros de Servicios de Salud de Puerto Rico, Inc." to "Triple-S, Inc." The Circuit Court of Appeals based its decision on administrative and procedural issues directed at the Commissioner of Insurance. The Commissioner of Insurance filed a motion of reconsideration with the Circuit Court of Appeals on October 11, 2002. TSI and TSM also filed a motion of reconsideration. On October 25, 2002 the Circuit Court of Appeals dismissed the Commissioner of Insurance's motion for reconsideration. This matter is still pending resolution from the Circuit Court of Appeals. It is the opinion of the management and its legal counsels that the corporate reorganization as approved is in full force and effect.



                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

       The Company has the following wholly owned subsidiaries that are subject to the regulations of the Commissioner of Insurance: (1) TSI, which provides hospitalization and health benefits to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations located mainly in Puerto Rico; the Company and TSI are members of the Blue Cross and Blue Shield Association (BCBSA); (2) Seguros de Vida Triple-S, Inc. (SVTS), which is engaged in the underwriting of life insurance policies and the administration of individual retirement annuities; and (3) Seguros Triple-S, Inc. (STS), which is engaged in the underwriting of property and casualty insurance policies.

       The Company also has two other wholly owned subsidiaries, Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TC). ISI is mainly engaged in providing data processing services to the Company and its subsidiaries. The Commonwealth of Puerto Rico Health Care Reform's business was administered through a division of TSI up to September 30, 2001. Effective October 1, 2001 TC commenced operations as part of a strategic positioning in the health industry to take advantage of new market opportunities. It will be mainly engaged as a third-party administrator for TSI in the administration of the Reform. It will also provide health care advisory services to TSI and other health insurance-related services in the health insurance industry.

       A substantial majority of the Company's business activity is with insureds located throughout Puerto Rico, and as such, the Company is subject to the risks associated with the Puerto Rico economy.

(2)    SIGNIFICANT ACCOUNTING POLICIES

       The following are the significant accounting policies followed by the
       Company:

       (a)    BASIS OF PRESENTATION

              The accompanying financial statements have been prepared for statutory tax purposes and separate consolidated financial statements have been issued. These financial statements are in conformity with accounting principles generally accepted in the United States of America.

       (b)    CASH EQUIVALENTS

              Cash equivalents of $500 and $2,739 at December 31, 2002 and 2001 consist principally of time deposits, and U.S. Treasury securities and obligations of the U.S. government instrumentalities with an initial term of less than three months. For purposes of the statements of cash flows, the Company considers all time deposits and highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       (c)    INVESTMENT IN SECURITIES

              Investment in securities at December 31, 2002 and 2001 consists of obligations of the U.S. government instrumentalities, marketable equity securities, and a certificate of deposit. The Company classifies its debt and marketable equity securities as available for sale, and accordingly, are recorded at fair value.

              Trading and available for sale securities are recorded at fair value. Held to maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums or discounts.



                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

              Unrealized holding gains and losses on trading securities are included in operations. Unrealized holding gains and losses, net of the related tax effect, on available for sale securities are excluded from operations and are reported as a separate component of other comprehensive income until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in operations for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of other comprehensive income. The unrealized holding gains or losses included in the separate component of other comprehensive income for securities transferred from available for sale to held to maturity, are maintained and amortized into operations over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

              Net unrealized gain on investments classified as available for sale by the Company and its subsidiaries amounted to $27,933 and $21,644 in 2002 and 2001, respectively, net of deferred tax liability of $963 and $660 in 2002 and 2001, respectively. No deferred income tax was recognized for unrealized gains of $21,837 and $17,311 for 2002 and 2001, respectively, on investments classified as available for sale by TSI due to its tax-exempt status.

              A decline in the fair value of any available-for-sale security below cost that is deemed to be other than temporary results in a reduction in the carrying amount to fair value. The impairment is charged to operations and a new cost basis for the security is established.

              Premiums and discounts are amortized or accreted over the life of the related available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses from the sale of available-for-sale securities are included in operations and are determined on a specific-identification basis.

       (d)    PROPERTY AND EQUIPMENT

              Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Costs of computer equipment, programs, systems, installations, and enhancements are capitalized. Costs of systems in operations are amortized over their estimated useful lives.

       (e)    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

              The Company accounts for derivative instruments and hedging activities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133. SFAS No. 133 and SFAS No. 138 require that all derivative instruments be recorded on the balance sheet at their respective fair values.

              On the date the derivative contract is entered into, the Company designates the derivative as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair



                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

              value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge), a foreign currency fair value or cash flow hedge (foreign currency hedge), or a hedge of a net investment in a foreign operation. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the item, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair value, cash flow, or foreign currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, the Company discontinues the hedge accounting prospectively.

              Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair value hedge or a cash flow hedge. However, if a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within other comprehensive income. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair value hedge or a cash flow hedge is reported in earnings. Changes in the fair value of derivative trading instruments are reported in current period earnings.

              The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

              When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair value hedge, the Company continues to carry the derivative on the balance sheet at its fair value, and no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm


                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

              commitment, the Company continues to carry the derivative on the balance sheet at its fair value, removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet and recognizes any gain or loss in earnings. When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the Company continues to carry the derivative on the balance sheet at its fair value with subsequent changes in fair value included in earnings, and gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the Company continues to carry the derivative at its fair value on the balance sheet, and recognizes any changes in its fair value in earnings.

       (f)    INCOME TAXES

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

       (g)    FAIR VALUE OF FINANCIAL INSTRUMENTS

              Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. The fair value information of financial instruments in the accompanying financial statements was determined as follows:

              (i)   CASH AND CASH EQUIVALENTS

                    The carrying amount approximates fair value because of the short-term nature of those instruments.

              (ii)  INVESTMENT IN SECURITIES

                    The fair value of investment in securities is estimated based on quoted market prices for those or similar investments. Additional information pertinent to the estimated fair value of investment in securities is included in note 3.

              (iii) RECEIVABLES, OTHER ASSETS, DUE TO SUBSIDIARY, ACCOUNTS
                    PAYABLE AND ACCRUED EXPENSES, INCOME TAXES PAYABLE, AND ACCRUED PENSION COST

                    The carrying amount of receivables, other assets, due to subsidiary, accounts payable and accrued expenses, income taxes payable, and accrued pension cost approximates fair value because they mature and should be collected or paid within 12 months after December 31.



                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

              (iv)  LONG-TERM DEBT

                    The carrying amount of long-term debt approximates fair value due to its floating interest rate structure.

              (v)   INTEREST RATE SWAPS

                    Current market pricing models were used to estimate fair values of interest rate swap agreement (see note 7).

       (h)    IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE
              DISPOSED OF

              SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002.

              In accordance with SFAS No. 144, long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheet.

              Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

              Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

       (i)    USE OF ESTIMATES

              Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with accounting principles generally accepted in the United States of America. The Company establishes an allowance for doubtful receivables based on


                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

              management's evaluation of the aging of accounts and such other factors, which deserve current recognition. Actual results could differ from those estimates.

(3)    INVESTMENT IN SECURITIES

       The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities at December 31, 2002 and 2001 were as follows:

                                                                                2002
                                              -----------------------------------------------------------------------
                                                                     GROSS             GROSS
                                                 AMORTIZED        UNREALIZED        UNREALIZED          ESTIMATED
                                                    COST             GAINS            LOSSES            FAIR VALUE
                                              ----------------  ----------------  ----------------   ----------------
Securities available for sale:
    Obligations of state and
       political subdivisions               $         2,249                 9                --              2,258
    Equity securities                                 2,039               452                --              2,491
                                              ----------------  ----------------  ----------------   ----------------
                                            $         4,288               461                --              4,749
                                              ================  ================  ================   ================


                                                                                2001
                                              -----------------------------------------------------------------------
                                                                     GROSS             GROSS
                                                 AMORTIZED        UNREALIZED        UNREALIZED          ESTIMATED
                                                    COST             GAINS            LOSSES            FAIR VALUE
                                              ----------------  ----------------  ----------------   ----------------
Securities available for sale:
    Obligations of state and
       political subdivisions               $         3,015                41                  (6)           3,050
    Equity securities                                 1,859               206                --              2,065
                                              ----------------  ----------------  ----------------   ----------------
                                            $         4,874               247                  (6)           5,115
                                              ================  ================  ================   ================


                                                                                2002
                                              -----------------------------------------------------------------------
                                                                     GROSS             GROSS
                                                 AMORTIZED        UNREALIZED        UNREALIZED          ESTIMATED
                                                    COST             GAINS            LOSSES            FAIR VALUE
                                              ----------------  ----------------  ----------------   ----------------
Securities held to maturity:
    Certificate of deposit                  $         1,000                --                --              1,000
                                              ================  ================  ================   ================


       Fair values for debt securities were determined using market quotations provided by outside securities consultants or prices provided by market makers. The fair values for equity securities were determined using market quotations on the principal public exchange markets.



                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

       Maturities of investment securities classified as available for sale and held to maturity were as follows at December 31, 2002:

                                                   AMORTIZED         ESTIMATED
                                                      COST          FAIR VALUE
                                                     ------          ------
Securities available for sale:
     Due after one year through five years           $1,499           1,506
     Due after five years through ten years             750             752
     Equity securities                                2,039           2,491
                                                     ------          ------
                                                     $4,288           4,749
                                                     ======          ======
Securities held to maturity:
     Due after one year through five years           $1,000           1,000
                                                     ======          ======


       Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

       Proceeds from the sales and maturities of investment securities available for sale were $5,616 and $3,722 in 2002 and 2001, respectively. Gross gains of $111 and $5 in 2002 and 2001, respectively, were realized on those sales; no gross losses were realized during 2002 and 2001, respectively.

(4)    PROPERTY AND EQUIPMENT, NET

       Property and equipment are composed of the following at December 31:

                                                          2002            2001
                                                        --------       --------
Land                                                    $  6,531          6,531
Buildings and leasehold improvements                      27,437         27,341
                                                        --------       --------
                                                          33,968         33,872
Less accumulated depreciation and amortization            (6,213)        (3,854)
                                                        --------       --------
                 Property and equipment, net            $ 27,755         30,018
                                                        ========       ========



                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

(5)    INVESTMENT IN WHOLLY OWNED SUBSIDIARIES

       Summarized combined financial information for the Company's wholly owned subsidiaries as of and for the years ended December 31, 2002 and 2001 is as follows:

                                 ASSETS                  2002              2001
                                                       --------          --------
Cash, cash equivalents, and investments                $545,922           490,024
Receivables, net                                         95,003            80,399
Reinsurance recoverable and other assets                 57,942            52,898
                                                       --------          --------
                 Total assets                          $698,867           623,321
                                                       ========          ========
                              LIABILITIES

Reserve for losses, loss-adjustment expenses,
     and future policy benefits                        $244,582           229,440
Unearned premiums                                        70,961            58,306
Individual retirement annuities                          15,143            17,426
Accounts payable and other liabilities                  143,160           139,170
                                                       --------          --------
                 Total liabilities                     $473,846           444,342
                                                       ========          ========
Stockholders' equity                                   $225,021           178,979
                                                       ========          ========
Net income for the year                                $ 48,405            21,683
                                                       ========          ========


       The Company allocates to its subsidiaries certain expenses incurred in the administration of their operations. Total charges including other expenses paid on behalf of the subsidiaries amounted to $4,062 and $3,602 in 2002 and 2001, respectively, and are reduced from the general and administrative expenses in the accompanying statements of operations.



                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

(6)    LOANS PAYABLE TO BANK

       A summary of the credit agreements entered by the Company with a commercial bank at December 31, is as follows:

                                                                                           2002                2001
                                                                                         --------           --------

Secured loan payable of $41,000, payable in monthly installments of $137 up to
     July 1, 2024, plus interest at a rate reset periodically of 100 basis points over LIBOR selected (which was 4.00% and 5.66%
     at December 31, 2002 and 2001, respectively)                                        $ 34,010             36,650

Secured note payable of $20,000, payable in various different installments up to August 31, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over LIBOR selected
     (which was 3.09% and 3.38% at December 31, 2002 and
     2001, respectively)                                                                   16,005             19,000

Less current maturities                                                                    (1,640)            (2,640)
                                                                                         --------           --------
                 Total loans payable to bank                                             $ 48,375             53,010
                                                                                         ========           ========


       Aggregate maturities of the Company's credit agreements as of December 31, 2002 are summarized as follows:

2003                                               $               1,640
2004                                                               2,645
2005                                                               3,140
2006                                                               3,140
2007                                                              13,640
Thereafter                                                        25,810
                                                      -------------------
                                                   $              50,015
                                                      ===================


       Substantially all of the proceeds from the loan payable of $41,000 were used by the Company to finance the acquisition of real estate properties from subsidiaries during 1999. A portion of the proceeds of the $41,000 loan and all of the proceeds of the $20,000 note payable were used by the Company for working capital needs and for the corporate reorganization. Also, these loans provide the Company the option to change the LIBOR to be used on the monthly payments within a short-term period.


                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

       During 2001, the Company amended its credit agreement related to the $20,000 secured note payable to extend the maturity date of the facility and restructure its repayment schedule, which was originally due in August 31, 2001. The amended agreement calls for repayments of principal amount of not less than $250 and in integral multiples of $50. The aggregate principal amounts shall be reduced annually to the amounts on or before the dates described below:

                                                           REQUIRED
                                                          PRINCIPAL
                                                         OUTSTANDING
                       Date                                BALANCE
---------------------------------------------------   -------------------
August 1, 2003                                        $           16,500
August 1, 2004                                                    15,000
August 1, 2005                                                    13,500
August 1, 2006                                                    12,000
August 1, 2007                                                        --


       The loan and note payable previously described are guaranteed by a first position held by the bank on the Company's land, building, and substantially all leasehold improvements, as collateral for the term of the loans under a continuing general security agreement. These credit facilities contain certain covenants, which are normal in this type of credit facility, which the Company has complied with at December 31, 2002 and 2001.

       Interest expense on the above debts amounted to $2,150 and $3,365 for the years ended December 31, 2002 and 2001, respectively.

(7)    DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

       The Company has interest-rate related derivative instruments to manage its exposure on its debt instruments. The Company does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Company does not speculate using derivative instruments.

       By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

       Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, or commodity prices. The market risk associated with interest-rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.



                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

       The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques to estimate the expected impact of changes in interest rates on the Company's future cash flows.

       The Company has a variable-rate debt that was used to finance the acquisition of real estate from subsidiaries during 1999 (see note 6). The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, on December 6, 2002 management entered into an interest rate swap agreement to manage fluctuations in cash flows resulting from interest rate risk. This swap changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt. This interest rate swap is effective on April 1, 2003.

       Changes in the fair value of the interest rate swap, designated as a hedging instrument that effectively offsets the variability of cash flows associated with the variable-rate of the long-term debt obligation, are reported in accumulated other comprehensive income. This amount is subsequently reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings.

       Interest expense for the year ended December 31, 2002 does not include any amount representing cash flow hedge ineffectiveness since the terms of the swap agreement allow the Company to assume no ineffectiveness in the agreement.

       As of December 31, 2002, $682 of deferred loss on the derivative instrument was included within the accounts payable and accrued liabilities in the accompanying consolidated balance sheets and is expected to be reclassified to earnings during the next 12 to 18 months. Transactions and events expected to occur over the next twelve months that will necessitate reclassifying the derivatives loss to earnings is the repricing of variable-rate debt. There were no cash flow hedges discontinued during 2002.

(8)    OPERATING RESERVE AND STOCKHOLDERS' EQUITY

       As members of BCBSA, the Company is required by membership standards of the association to maintain liquidity as defined by BCBSA. That is, to maintain net worth exceeding the Company Action Level as defined in the NAIC's Risk-Based Capital for Insurers Model Act. The Company is in compliance with the above requirements.



                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

(9)    COMPREHENSIVE INCOME

       The related deferred tax effects allocated to the accumulated balances of the unrealized gains on securities substantially held by certain subsidiaries classified as available for sale that are included as comprehensive income in the accompanying statements of stockholders' equity and comprehensive income in 2002 and 2001, are as follows:

                                                                               ACCUMULATED
                                     UNREALIZED      MINIMUM                      OTHER
                                      GAINS ON       PENSION      CASH FLOW   COMPREHENSIVE
                                     SECURITIES     LIABILITY      HEDGES        INCOME
                                      --------      --------      --------      --------
Beginning balance                     $ 20,984          --            --          20,984
Net current period change                6,107        (8,114)         (470)       (2,477)
Reclassification adjustments for
    gains and losses reclassified
    in income                             (121)         --            --            (121)
                                      --------      --------      --------      --------
Ending balance                        $ 26,970        (8,114)         (470)       18,386
                                      ========      ========      ========      ========


       The related deferred tax effects allocated to each component of other comprehensive income in the accompanying statements of stockholders' equity and comprehensive income in 2002 and 2001 are as follows:

                                                                            2002
                                                        -------------------------------------------
                                                                       DEFERRED TAX
                                                      BEFORE-TAX         (EXPENSE)         NET-OF-TAX
                                                        AMOUNT            BENEFIT            AMOUNT
                                                        -------           -------           -------
Unrealized holding gains on securities
     arising during the period                          $ 6,472              (365)            6,107
        Less reclassification adjustment for
           gains and losses realized in income             (183)               62              (121)
                                                        -------           -------           -------
                 Net change in unrealized gain            6,289              (303)            5,986
Minimum pension liability adjustment                     (8,755)              641            (8,114)
Cash flow hedges                                           (682)              212              (470)
                                                        -------           -------           -------
                 Net current period change              $(3,148)              550            (2,598)
                                                        =======           =======           =======


                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)


                                                                            2001
                                                        ---------------------------------------------
                                                                          DEFERRED TAX
                                                       BEFORE-TAX          (EXPENSE)        NET-OF-TAX
                                                         AMOUNT             BENEFIT           AMOUNT
                                                        --------           --------          --------
Unrealized holding gains on securities                  $ 10,066                367            10,433
     arising during the period
        Less reclassification adjustment for
           gains and losses realized in income            (5,266)               161            (5,105)
                                                        --------           --------          --------
                 Net change in unrealized
                    gains                               $  4,800                528             5,328
                                                        ========           ========          ========


       Deferred tax expenses or benefits are related to the unrealized holding gains (losses) on investments classified as available for sale held by the Company and its wholly owned subsidiaries, except for those related to TSI, for which no deferred income tax effect was recognized due to its tax exempt status (see notes 3 and 13). A deferred tax benefit was also recognized for the deferred loss related to the Company's cash flow hedges (see note 7) and the minimum pension liability adjustment (see note 12).

(10)   INCOME TAXES

       The Company is subject to Puerto Rico income taxes. Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries.

       The income tax benefit (expense) differs from the amount computed by applying the Puerto Rico statutory income tax rate to losses before income taxes as a result of the following:

                                                                  2002               2001
                                                                --------           --------
Income tax (expense) benefit at statutory rate of 39%           $(18,915)            (8,450)
(Increase) decrease in taxes resulting from:
     Equity in net income of wholly owned subsidiaries            18,878              8,456
     Disallowances                                                  (105)               (44)
     Change in valuation allowance                                  --                   87
     Other, net                                                     (109)              --
                                                                --------           --------
                 Total income tax benefit (expense)             $   (251)                49
                                                                ========           ========


                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)


       Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2002 and 2001 is composed of the following:

                                                                     2002            2001
                                                                    -----           -----
Deferred tax assets:
     Allowance for doubtful receivables                             $  43              60
     Reserve for obsolete supplies inventory                           74             153
     Interest rate swap                                               212            --
     Nondeductible depreciation                                       468            --
     Additional minimum pension liability                             119            --
     Other                                                           --                75
                                                                    -----           -----
                 Gross deferred tax assets                            916             288
Deferred tax liability:
     Unrealized holding gains on investments classified as
        available for sale by the Company                             (59)            (35)
                                                                    -----           -----
                 Net deferred tax assets                            $ 857             253
                                                                    =====           =====


       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences.

(11)   TRANSACTION WITH RELATED PARTIES

       The following are the significant related-party transactions made during the year ended December 31, 2002 and 2001:

                                                             2002            2001
                                                            ------          ------
Rent charges to subsidiaries                                $6,203           6,185
                                                            ======          ======
Interest charged to subsidiary on notes receivable          $  829           1,436
                                                            ======          ======


(12)   PENSION PLAN

       The Company sponsors a noncontributory defined-benefit pension plan for all of its employees and for the employees of its subsidiaries who are age 21 or older and have completed one year of service. Pension benefits begin to vest after five years of vesting service, as defined, and are based on years of service and final average salary, as defined. The funding policy is to contribute to the plan as necessary to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as


                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

       amended, plus such additional amounts as the Company may determine to be appropriate from time to time.

       The following table sets forth the plan's benefit obligations, fair value of plan assets, and funded status as of December 31:

                                                                 2002               2001
                                                               --------           --------
Fair value of plan assets                                      $ 25,275             26,770
Benefit obligations                                              53,993             42,634
                                                               --------           --------
                 Funded status                                 $(28,718)           (15,864)
                                                               ========           ========
Accrued benefit cost recognized in the balance sheets          $  3,688              6,609
                                                               ========           ========


       During 2002, management centralized the administration of the pension plan of the Company and its subsidiaries in TSM. In prior years, this function was administered by TSI. Monthly charge of the corresponding pension cost is allocated to the different subsidiaries through the intercompany accounts while the accrued pension cost and the corresponding contributions are made by TSM.

       At December 31, 2002, the Company's allocation of the recognized additional minimum pension liability amounted to $330 in order to bring the accrued pension liability up to the level of the plan's unfunded accumulated benefit obligation. This amount is offset by an intangible asset amounting to $24 as of December 31, 2002 that is based on their proportionate share of the outstanding unrecognized prior service cost. The net amount of the additional minimum pension liability and the intangible asset was recorded through a charge to other comprehensive income, net of a deferred tax asset of $119 at December 31, 2002.

       The following assumptions were used on a weighted average basis in the accounting of the plan as of December 31, 2002 and 2001:

                                              2002                  2001
                                         --------------        --------------
Discount rate                              7.25%                      7.50%
Expected return on plan assets             9.00%                      9.00%
Rate of compensation increase             Graded 3.00%          Graded 3.00%
                                            to 6.50%              to 6.50%


       The benefit cost, employer contribution, and benefits paid for 2002 and 2001 were as follows:

                                2002            2001
                               ------          ------
Benefit cost                   $4,179           4,649
                               ======          ======
Employer contribution          $7,100           1,613
                               ======          ======
Benefits paid                  $6,081             180
                               ======          ======


                                                                     (Continued)

                         TRIPLE-S MANAGEMENT CORPORATION
                              (Parent Company Only)

                          Notes to Financial Statements

                           December 31, 2002 and 2001
                          (Dollar amounts in thousands)

       Pension expense is reported by the Company and allocated to its affiliates. Pension expense allocated to the Company amounted to $118 and $79 in 2002 and 2001, respectively. It is not practicable to determine the amounts of plan assets and accumulated plan benefits related to the Company as required by accounting principles generally accepted in the United States of America.

(13)   CONTINGENCIES

       (a)    LEGAL PROCEEDINGS

              The Company is defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, with the advise of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the financial position and results of operations of the Company.

       (b)    EXAMINATION FROM REGULATOR

              TSI's compliance with the requirements of the tax ruling for the year ended December 31, 1999 is currently being audited by representatives of the Department of Treasury. In the opinion of management, with the advice of its legal counsel, TSI was in compliance at December 31, 1999 with the aforementioned requirements. Also, in the opinion of management, with the advice of its legal counsel, TSI was in compliance with the aforementioned requirements at December 31, 2002, 2001, and 2000.

              In the event that TSI elects not to continue with this tax exemption or it is revoked by the Department of Treasury, the ruling provides that if TSI is liquidated then an amount equal to TSI's operating reserve (as determined for tax purposes) accumulated as of the date of termination of the exemption (the freezed operating reserve) must be distributed in the liquidation to nonprofit health organizations or to the Government of Puerto Rico for the designated purposes. TSI may elect not being subject to this distribution in liquidation requirement and if such election is exercised, the Company will be required to recognize as gross income an amount equal to the freezed operating reserve in the year of the election. Management is of the opinion that if the election is exercised, the amount of Puerto Rico income tax to be paid by the Company on the freezed operating reserve is dependent on various factors and, therefore, an administrative process with the Department of Treasury would likely be required to determine such amount.

              Among the other factors to be agreed upon between the Department of Treasury and the Company, in connection with such possible taxes, are the following: (a) accounting basis to be used for tax computation (that is, accounting practices prescribed or permitted by the Commissioner of Insurance or accounting principles generally accepted in the United States of America); (b) exempt income generated by TSI over such years; and (c) deductible and nondeductible expenses that will arise depending upon the accounting basis selected for such computation. The Company cannot presently determine the amount of accumulated earnings and profits that TSI will be subject to taxation due to the uncertainty of the different factors and elements that interplay in such determination. In the opinion of management, the ultimate disposition of this matter could have a significant effect on the consolidated financial position and result of operations of the Company.

                                                                    SCHEDULE III

 TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

 SUPPLEMENTARY INSURANCE INFORMATION

 FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

 (DOLLAR AMOUNTS IN THOUSANDS)

                                               DEFERRED                                               OTHER
                                                POLICY                                             POLICY CLAIMS
                                             ACQUISITION          CLAIM             UNEARNED       AND BENEFITS            PREMIUM
 SEGMENT                                        COSTS          LIABILITIES          PREMIUMS         PAYABLE               REVENUE
 -------                                     -----------       -----------          ---------      -------------        -----------
2002
Health insurance - Commercial Program          $    --          $  102,120          $ 6,119          $      --           $  680,313
Health insurance - Reform Program                   --              73,900               --                 --              487,000
Property and casualty insurance                 13,747              55,757           64,757                 --               60,688
Life insurance                                      23              12,805               85                 --               14,992
Other non-reportable segments, parent
   company operations and net
   consolidating entries                            --                  --               --                 --               (2,776)
                                               -------          ----------          -------          ---------           ----------

    Total                                      $13,770          $  244,582          $70,961          $      --           $1,240,217
                                               =======          ==========          =======          =========           ==========

2001
Health insurance - Commercial Program          $    --          $  103,313          $ 2,777          $      --           $  637,411
Health insurance - Reform Program                   --              66,150               --                 --              454,923
Property and casualty insurance                  9,550              47,073           55,529                 --               54,337
Life insurance                                      --              12,904               --                 --               13,426
Other non-reportable segments, parent
   company operations and net
   consolidating entries                            --                  --               --                 --                 (845)
                                               -------          ----------          -------          ---------           ----------

    Total                                      $ 9,550          $  229,440          $58,306          $      --           $1,159,252
                                               =======          ==========          =======          =========           ==========


2002
Health insurance - Commercial Program          $    --          $   77,414          $ 2,751          $      --           $  588,366
Health insurance - Reform Program                   --              51,041               --                 --              439,774
Property and casualty insurance                  8,000              44,385           49,389                 --               53,493
Life insurance                                      --              10,391               --                 --               11,576
Other non-reportable segments, parent
   company operations and net
   consolidating entries                            --                  --               --                 --                 (752)
                                               -------          ----------          -------          ---------           ----------

    Total                                      $ 8,000          $  183,231          $52,140          $      --           $1,092,457
                                               =======          ==========          =======          =========           ==========


                                                                                 AMORTIZATION OF
                                                 NET                            DEFERRED POLICY       OTHER
                                             INVESTMENT          CLAIMS           ACQUISITION        OPERATING            PREMIUMS
SEGMENT                                        INCOME           INCURRED            COSTS            EXPENSES             WRITTEN
-------                                      ----------        -----------      ---------------      ---------           ----------
2002
Health insurance - Commercial Program          $10,577          $  574,874          $    --          $  86,321           $  680,313
Health insurance - Reform Program                5,106             445,039               --             36,109              487,000
Property and casualty insurance                  6,579              34,334           13,728             11,820              112,281
Life insurance                                   2,253               7,733               --              5,133               20,929
Other non-reportable segments, parent
   company operations and net
   consolidating entries                           263                  --               --             (4,572)                  --
                                               -------          ----------          -------          ---------           ----------

   Total                                       $24,778          $1,061,980          $13,728          $ 134,811           $1,300,523
                                               =======          ==========          =======          =========           ==========


2001
Health insurance - Commercial Program          $10,428          $  560,809          $    --          $  83,771           $  637,411
Health insurance - Reform Program                4,547             420,953               --             32,646              454,923
Property and casualty insurance                  7,564              32,348           12,700              9,848               96,831
Life insurance                                   2,496               6,914               --              4,553               17,997
Other non-reportable segments, parent
   company operations and net
   consolidating entries                           370                  --               --             (2,688)                  --
                                               -------          ----------          -------          ---------           ----------

   Total                                       $25,405          $1,021,024          $12,700          $ 128,130           $1,207,162
                                               =======          ==========          =======          =========           ==========


2000
Health insurance - Commercial Program          $ 9,993          $  531,187          $    --          $  77,990           $  588,366
Health insurance - Reform Program                4,633             420,476               --             30,350              439,774
Property and casualty insurance                  6,996              32,692           11,500              9,069               87,128
Life insurance                                   2,502               5,778               --              3,788               15,590
Other non-reportable segments, parent
   company operations and net
   consolidating entries                           214                  --               --             (2,562)                  --
                                               -------          ----------          -------          ---------           ----------

   Total                                       $24,338          $  990,133          $11,500          $ 118,635           $1,130,858
                                               =======          ==========          =======          =========           ==========

                                                                     SCHEDULE IV

 TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
 REINSURANCE
 FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

 (DOLLAR AMOUNTS IN THOUSANDS)

                                                                                                                      PERCENTAGE
                                                                 CEDED TO             ASSUMED                         OF AMOUNT
                                               GROSS               OTHER            FROM OTHER          NET             ASSUMED
                                              AMOUNT            COMPANIES(1)        COMPANIES          AMOUNT           TO NET
                                             ----------          ---------          ----------       ---------        ----------
2002
Life insurance in force                      $5,039,598          1,888,567                  --       3,151,031                0.0%
                                             ==========          =========          ==========       =========            =======

Premiums:
    Life insurance                           $   20,929              6,447                  --          14,482                0.0%
    Accident and health insurance             1,167,313                 --                  --       1,167,313                0.0%
    Property and casualty insurance             112,281             39,806                  --          72,475                0.0%
                                             ----------          ---------          ----------       ---------            -------
      Total premiums                         $1,300,523             46,253                  --       1,254,270                0.0%
                                             ==========          =========          ==========       =========            =======

2001

Life insurance in force                      $3,984,033          1,777,518                  --       2,206,515                0.0%
                                             ==========          =========          ==========       =========            =======

Premiums:
    Life insurance                           $   17,997              4,571                  --          13,426                0.0%
    Accident and health insurance             1,092,334                 --                  --       1,092,334                0.0%
    Property and casualty insurance              96,831             39,607                  --          57,224                0.0%
                                             ----------          ---------          ----------       ---------            -------
      Total premiums                         $1,207,162             44,178                  --       1,162,984                0.0%
                                             ==========          =========          ==========       =========            =======


2000
Life insurance in force                      $3,507,903          1,716,399                  --       1,791,504                0.0%
                                             ==========          =========          ==========       =========            =======

Premiums:
    Life insurance                           $   15,590              4,014                              11,576                0.0%
    Accident and health insurance             1,028,140                 --                  --       1,028,140                0.0%
    Property and casualty insurance              87,128             31,208                  --          55,920                0.0%
                                             ----------          ---------          ----------       ---------            -------
      Total premiums                         $1,130,858             35,222                  --       1,095,636                0.0%
                                             ==========          =========          ==========       =========            =======


(1) Premiums ceded on the life insurance business are net of commission income on reinsurance amounting to $509, $595 and $544 for the years ended December 31, 2002, 2001 and 2000.

                                                                      SCHEDULE V


TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(DOLLAR AMOUNTS IN THOUSANDS)

                                                                   ADDITIONS
                                                         --------------------------------
                                         BALANCE AT      CHARGED TO         CHARGED TO                            BALANCE AT
                                        BEGINNING OF      COSTS AND       OTHER ACCOUNTS         DEDUCTIONS -       END OF
                                           PERIOD         EXPENSES         - DESCRIBE (1)        DESCRIBE (2)       PERIOD
                                        ------------     ----------       ---------------        ------------     ----------

2002

 ALLOWANCE FOR DOUBTFUL RECEIVABLES       $ 11,678           5,402               (55)               (3,231)           13,794
                                          ========          ======              ====               =======            ======
2001

 Allowance for doubtful receivables       $  8,791           4,592                --                (1,705)           11,678
                                          ========          ======              ====               =======            ======
2000

 Allowance for doubtful receivables       $  8,410           3,853                72                (3,544)            8,791
                                          ========          ======              ====               =======            ======


(1)   Represents the recovery of accounts previously written-off.

(2)   Deductions represent the write-off of accounts deemed uncollectible.