Form 10-Q
period 2003-03-31
TRIPLE-S MANAGEMENT CORP
filed 2003-05-15
CIK 1171662

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            TITLE OF EACH CLASS                 OUTSTANDING AT MARCH 31, 2003
            -------------------                 -----------------------------
       Common Stock, $40.00 par value                       9,337

                         TRIPLE-S MANAGEMENT CORPORATION

                                    FORM 10-Q

                      For the Quarter Ended March 31, 2003

                                Table of Contents

                                                                                                    PAGE

PART I - FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002              3
                 Consolidated Statements of Operations for the three months ended March 31,
                 2003 and 2002                                                                       4
                 Consolidated Statements of Stockholders' Equity and Comprehensive Income for
                 the three months ended March 31, 2003 and 2002                                      5
                 Consolidated Statements of Cash Flows for the three months ended March 31,          6
                 2003 and 2002
                 Notes to Consolidated Financial Statements                                          7
    Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                          20
    Item 3.      Quantitative and Qualitative Disclosures About Market Risk                          31
    Item 4.      Controls and Procedures                                                             31

PART II - OTHER INFORMATION

    Item 1.      Legal Proceedings                                                                   31
    Item 2.      Changes in Securities and Use of Proceeds                                           32
    Item 3.      Defaults Upon Senior Securities                                                     32
    Item 4.      Submissions of Matters to a Vote of Security Holders                                32
    Item 5.      Other Information                                                                   32
    Item 6.      Exhibits and Reports on Form 8-K                                                    32

SIGNATURES                                                                                           34

CERTIFICATIONS                                                                                       35

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                 (UNAUDITED)
                                                                  MARCH 31,     DECEMBER 31,
                                                                    2003            2002
                                                                 -----------    ------------
ASSETS

Investments and cash:
    Securities held for trading, at fair value:
      Fixed maturities                                            $ 53,400         50,317
      Equity securities                                             43,553         44,621
    Securities available for sale, at fair value:
      Fixed maturities                                             351,992        321,244
      Equity securities                                             49,905         47,406
    Securities held to maturity, at amortized cost:
      Fixed maturities                                               5,981          5,982
    Cash and cash equivalents                                       64,477         82,776
                                                                  --------        -------
Total investments and cash                                         569,308        552,346
                                                                  --------        -------
Premiums and other receivables, net                                104,178         88,027
Deferred policy acquisition costs                                   15,002         13,770
Property and equipment, net                                         36,553         36,721
Other assets                                                        32,792         34,814
                                                                  --------        -------
Total assets                                                      $757,833        725,678
                                                                  ========        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Claim liabilities:
    Claims processed and incomplete                               $117,439        127,628
    Unreported losses                                              126,850        103,310
    Unpaid loss-adjustment expenses                                 14,362         13,644
                                                                  --------        -------
Total claim liabilities                                            258,651        244,582
                                                                  --------        -------
Unearned premiums                                                   70,319         70,961
Individual retirement annuities                                     15,524         15,143
Liability to Federal Employees Health Benefits Program               4,636          7,066
Accounts payable and accrued liabilities                            96,120         88,750
Additional minimum pension liability                                 9,449          9,449
Net deferred tax liability                                           8,317          8,048
Loans payable to bank                                               49,605         50,015
                                                                  --------        -------
Total liabilities                                                  512,621        494,014
                                                                  --------        -------
Stockholders' equity:
    Common stock, $40 par value. Authorized 12,500 shares;
      issued and outstanding 9,337 at March 31, 2003 and
      December 31, 2002                                                373            373
    Additional paid-in capital                                     150,406        150,406
    Operating reserve                                               75,976         62,499
    Accumulated other comprehensive income                          18,457         18,386
                                                                  --------        -------
Total stockholders' equity                                         245,212        231,664
                                                                  --------        -------
Total liabilities and stockholders' equity                        $757,833        725,678
                                                                  ========        =======

See accompanying notes to unaudited consolidated financial statements.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)
               For the three months ended March 31, 2003 and 2002
           (Dollar amounts in thousands, except net income per share)


                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      2003              2002
                                                                    ---------         --------
REVENUES:

   Premiums earned, net                                             $ 315,556          309,842
   Amounts attributable to self-funded
      arrangements                                                     40,003           34,838
   Less amounts attributable to claims under
      self-funded arrangements                                        (37,359)         (32,458)
                                                                    ---------         --------
                                                                      318,200          312,222
   Net investment income                                                6,098            5,990
   Net realized investment losses                                      (3,023)            (156)
   Net unrealized investment gain on trading securities                 2,092              285
   Other income, net                                                      850              213
                                                                    ---------         --------
Total revenue                                                         324,217          318,554
                                                                    ---------         --------
BENEFITS AND EXPENSES:

   Claims incurred                                                    270,831          271,773
   Operating expenses, net of reimbursement
      for services                                                     38,490           38,711
   Interest expense                                                       703            1,119
                                                                    ---------         --------
Total benefits and expenses                                           310,024          311,603
                                                                    ---------         --------
Income before taxes                                                    14,193            6,951
                                                                    ---------         --------
INCOME TAX EXPENSE:

   Current                                                                377              199
   Deferred                                                               339              301
                                                                    ---------         --------
Total income taxes                                                        716              500
                                                                    ---------         --------
Net income                                                          $  13,477            6,451
                                                                    =========         ========
Basic net income per share if Triple-S, Inc.
   operated without its tax exemption                               $   1,068              576
                                                                    ---------         --------
Basic net income per share excluding
   Triple-S, Inc.'s net income                                      $     451              287
                                                                    =========         ========


See accompanying notes to unaudited consolidated financial statements.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Stockholders' Equity and
                        Comprehensive Income (Unaudited)
                              For the three months
                          ended March 31, 2003 and 2002
                          (Dollar amounts in thousands)

                                                               2003             2002
                                                             ---------        ---------
BALANCE AT JANUARY 1                                         $ 231,664          186,028

Stock redemption                                                    --               (3)
    Comprehensive income:
       Net income                                               13,477            6,451
       Net unrealized change in investment securities              231           (2,929)
       Net change in fair value of cash flow hedges               (160)              --
                                                             ---------        ---------

          Total comprehensive income                            13,548            3,522
                                                             ---------        ---------
BALANCE AT MARCH 31                                          $ 245,212          189,547
                                                             =========        =========


See accompanying notes to unaudited consolidated financial statements.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Unaudited)
               For the three months ended March 31, 2003 and 2002
                          (Dollar amounts in thousands)

                                                                  THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 2003             2002
                                                               ---------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Premiums collected                                             $ 298,169          290,271
Cash paid to suppliers and employees                             (38,460)         (33,269)
Claims, losses and benefits paid                                (256,762)        (249,212)
Interest received                                                  6,778            6,410
Proceeds from trading securities sold or matured:
    Fixed maturities sold                                         10,908            6,000
    Equity securities                                              6,363               64
Acquisitions of investments in trading portfolio:
    Fixed maturities                                             (13,501)          (5,966)
    Equity securities                                             (6,795)              --
Interest paid                                                       (177)            (454)
Expense reimbursement from Medicare                                3,562            3,450
                                                               ---------         --------
Net cash provided by operating activities                         10,085           17,294
                                                               ---------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from investments sold or matured:
    Securities available for sale:
      Fixed maturities sold                                       27,511            2,424
      Fixed maturities matured                                    70,334           42,781
      Equity securities                                               --            2,643
Acquisitions of investments:
    Securities available for sale:
      Fixed maturities                                          (128,563)         (61,537)
      Equity securities                                           (2,010)              --
    Capital expenditures                                          (1,543)          (1,393)
    Proceeds from sale of property and equipment                     289              337
                                                               ---------         --------
Net cash used in investing activities                            (33,982)         (14,745)
                                                               ---------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:

Change in outstanding checks in excess of bank balances            6,153           (5,505)
Payments of long term debt                                          (410)          (1,273)
Redemption of common stock                                            --               (4)
Proceeds from individual retirement annuities                        148              277
Surrenders of individual retirement annuities                       (293)            (305)
                                                               ---------         --------
Net cash provided by (used in) financing activities                5,598           (6,810)
                                                               ---------         --------
Net decrease in cash and cash equivalents                        (18,299)          (4,261)
Cash and cash equivalents at beginning of the period              82,776           80,970
                                                               ---------         --------
Cash and cash equivalents at end of the period                 $  64,477           76,709
                                                               =========         ========

See accompanying notes to unaudited consolidated financial statements.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 March 31, 2003

                          (Dollar amounts in thousands)

                                   (Unaudited)

(1) BASIS OF PRESENTATION

The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) are unaudited, except for the balance sheet information as of December 31, 2002, which is derived from the Corporation's audited consolidated financial statements, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, the consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation's Form 10-K for the year ended December 31, 2002.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results for the full year.

(2) SEGMENT INFORMATION

The following tables summarize the operations by major operating segment for the three months ended March 31, 2003 and 2002:

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                             OPERATING SEGMENTS
                                               ---------------------------------------------------------------------------
                                                    HEALTH       HEALTH
                                                   INSURANCE   INSURANCE      PROPERTY      LIFE AND
                                                  COMMERCIAL     REFORM      AND CASUALTY  DISABILITY
                                                    PROGRAM     PROGRAM        INSURANCE    INSURANCE   OTHER *     TOTAL
                                               ---------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2003

Premiums earned, net                           $      175,505      115,795      19,053       5,203           -     315,556
Amounts attributable to self-funded
     arrangements                                      40,003            -           -           -           -      40,003
Less:  Amounts attributable to claims under
     self-funded arrangements                         (37,359)           -           -           -           -     (37,359)
Intersegment premiums earned/service revenues             695            -           -           -      11,116      11,811
                                               --------------  ------------  ---------     -------     -------   ---------
                                                      178,844      115,795      19,053       5,203      11,116     330,011
Net investment income                                   2,619        1,274       1,644         523           -       6,060
Realized gain (loss) on sale of securities             (2,303)        (298)       (425)          3           -      (3,023)
Unrealized gain on trading securities                   1,550          237         305           -           -       2,092
Other                                                      32           (7)        706          43           -         774
                                               --------------  -----------   ---------     -------     -------   ---------
     Total revenues                            $      180,742      117,001      21,283       5,772      11,116     335,914
                                               ==============  ===========   =========     =======     =======   =========
Net income                                     $        4,854        4,415       2,567       1,605         296      13,737
                                               ==============  ===========   =========     =======     =======   =========
Claims incurred                                $      154,557      104,167       9,810       2,297           -     270,831
                                               ==============  ===========   =========     =======     =======   =========
Operating expenses                             $       21,159        8,318       8,519       1,558      10,658      50,212
                                               ==============  ===========   =========     =======     =======   =========
Depreciation expense, included in operating
  expenses                                                980            -         136          29           -       1,145
                                               ==============  ===========   =========     =======     =======   =========
Interest expense                               $          172          101           -         156           -         429
                                               ==============  ===========   =========     =======     =======   =========
Income taxes                                   $            -            -         387         156         162         705
                                               ==============  ===========   =========     =======     =======   =========


* Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
                          (Dollar amounts in thousands)
                                   (Unaudited)

                                                                                OPERATING SEGMENTS
                                                -----------------------------------------------------------------------------------
                                                    HEALTH         HEALTH
                                                  INSURANCE       INSURANCE        PROPERTY       LIFE AND
                                                  COMMERCIAL        REFORM       AND CASUALTY    DISABILITY
                                                   PROGRAM         PROGRAM         INSURANCE      INSURANCE   OTHER *        TOTAL
                                                --------------    ----------     ------------    ----------   -------       -------
THREE MONTHS ENDED MARCH 31, 2002
Premiums earned, net                             $ 164,998          124,447          16,088          3,813         --       309,346
Amounts attributable to self-funded
     arrangements                                   35,334               --              --             --         --        35,334
Less:  Amounts attributable to claims under
     self-funded arrangements                      (32,458)              --              --             --         --       (32,458)
Intersegment premiums earned/service revenues          668               --              --             --     11,474        12,142
                                                 ---------         --------         -------         ------     ------      --------

                                                   168,542          124,447          16,088          3,813     11,474       324,364
Net investment income                                2,558            1,188           1,578            590         --         5,914
Realized gain (loss) on sale of securities            (174)               3             (55)            70         --          (156)
Unrealized gain (loss) on trading securities           386             (266)            165             --         --           285
Other                                                   35              (14)             70             24         --           115
                                                 ---------         --------         -------         ------     ------      --------
     Total revenues                              $ 171,347          125,358          17,846          4,497     11,474       330,522
                                                 =========         ========         =======         ======     ======      ========
Net income                                       $   3,527              148           1,732            764        268         6,439
                                                 =========         ========         =======         ======     ======      ========
Claims incurred                                  $ 145,804          115,984           7,801          2,184         --       271,773
                                                 =========         ========         =======         ======     ======      ========
Operating expenses                               $  21,803            8,999           8,126          1,276     11,058        51,262
                                                 =========         ========         =======         ======     ======      ========
Depreciation expense, included in operating
     expenses                                        1,091               --             119             13         --         1,223
                                                 =========         ========         =======         ======     ======      ========
Interest expense                                 $     213              227              --            222         --           662
                                                 =========         ========         =======         ======     ======      ========
Income taxes                                     $      --               --             187             51        148           386
                                                 =========         ========         =======         ======     ======      ========

* Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                          (Dollar amounts in thousands)
                                   (Unaudited)

BALANCE SHEET ITEMS                                                        OPERATING SEGMENTS
---------------------------------------------------------------------------------------------------------------------------
                                                  HEALTH       HEALTH
                                                 INSURANCE   INSURANCE    PROPERTY      LIFE AND
                                                COMMERCIAL     REFORM    AND CASUALTY  DISABILITY
                                                  PROGRAM     PROGRAM     INSURANCE     INSURANCE    OTHER *      TOTAL
---------------------------------------------------------------------------------------------------------------------------
AS OF MARCH 31, 2003

Segment assets                                 $      345,646      120,685     211,605      54,856       2,109     734,901
---------------------------------------------------------------------------------------------------------------------------
Significant noncash item - net change in
     unrealized gain on securities available
     for sale                                  $          (16)        (182)        168         247           -         217
---------------------------------------------------------------------------------------------------------------------------
AS OF DECEMBER 31, 2002

Segment assets                                 $      324,628      115,499     205,753      51,354       1,633     698,867
---------------------------------------------------------------------------------------------------------------------------
Significant noncash item:
     Net change in unrealized gain on
        securities available for sale          $        3,928          598         652         613           -       5,791
     Net change in minimum pension liability           (6,961)           -        (231)       (102)       (633)     (7,927)
---------------------------------------------------------------------------------------------------------------------------

* Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                          (Dollar amounts in thousands)
                                   (Unaudited)

                   RECONCILIATION OF REPORTABLE SEGMENT TOTALS
                            WITH FINANCIAL STATEMENTS

                                                              THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              2003             2002
                                                           ---------        ---------
TOTAL REVENUES

Total revenues for reportable segments                     $ 324,798          319,048
Total revenues for other segments                             11,116           11,474
                                                           ---------        ---------
                                                             335,914          330,522

Elimination of intersegment earned premiums                     (695)            (668)
Elimination of intersegment service revenues                 (11,116)         (11,474)
Unallocated amount - revenues from external sources              114              174
                                                           ---------        ---------
                                                             (11,697)         (11,968)
                                                           ---------        ---------
    Consolidated total revenues                            $ 324,217          318,554
                                                           =========        =========
NET INCOME (LOSS)

Net income for reportable segments                         $  13,441            6,171
Net income for other segments                                    296              268
                                                           ---------        ---------
                                                              13,737            6,439
                                                           ---------        ---------
Elimination of TSM charges:
    Rent expense                                               1,564            1,546
    Interest expense                                             172              213
                                                           ---------        ---------
                                                               1,736            1,759
                                                           ---------        ---------
Unallocated amounts related to TSM:
    General and administrative expenses                       (1,653)          (1,137)
    Interest expense                                            (446)            (670)
    Other revenues from external sources                         103               60
                                                           ---------        ---------
                                                              (1,996)          (1,747)
                                                           ---------        ---------
    Consolidated net income                                $  13,477            6,451
                                                           =========        =========

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                          (Dollar amounts in thousands)
                                   (Unaudited)

     RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

                                         THREE MONTHS ENDED MARCH 31, 2003
                                    -------------------------------------------
                                      SEGMENT                      CONSOLIDATED
                                       TOTALS      ADJUSTMENTS *      TOTALS
                                    ----------     -------------   ------------
Claims incurred                     $  270,831            --         270,831
Operating expenses                      50,212       (11,722)         38,490
Depreciation expense                     1,145           278           1,423
Interest expense                           429           274             703
Income taxes                               705            11             716


                                         THREE MONTHS ENDED MARCH 31, 2002
                                    -------------------------------------------
                                      SEGMENT                      CONSOLIDATED
                                       TOTALS      ADJUSTMENTS *      TOTALS
                                    ----------     -------------   ------------
Claims incurred                     $  271,773            --          271,773
Operating expenses                      51,262       (12,551)          38,711
Depreciation expense                     1,223           285            1,508
Interest expense                           662           457            1,119
Income taxes                               386           114              500

* Adjustments represent TSM operations and the elimination of intersegment charges.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                          (Dollar amounts in thousands)
                                   (Unaudited)

     RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

                                                                                        MARCH 31,          DECEMBER 31,
                                                                                          2003                2002
                                                                                       ----------          ------------
ASSETS

Total assets for reportable segments                                                   $  732,792              697,234
Total assets for other segments                                                             2,109                1,633
                                                                                       ----------           ----------
                                                                                          734,901              698,867
                                                                                       ----------           ----------
Elimination entries - intersegment receivables                                            (12,322)              (7,690)
                                                                                       ----------           ----------
Unallocated amounts:
    Parent cash, cash equivalents and investments                                           7,287                6,424
    Parent net property and equipment                                                      27,479               27,755
    Parent other assets                                                                       488                  322
                                                                                       ----------           ----------
                                                                                           35,254               34,501
                                                                                       ----------           ----------
    Consolidated assets                                                                $  757,833              725,678
                                                                                       ==========           ==========

OTHER SIGNIFICANT ITEMS

                                                                         AS OF MARCH 31, 2003
                                                               -------------------------------------------
                                                               SEGMENT                        CONSOLIDATED
                                                                TOTALS      ADJUSTMENTS *        TOTALS
                                                               -------      -------------     ------------
Significant noncash item - net change in unrealized
    gain on securities available for sale                        $ 217           14                231


                                                                          AS OF DECEMBER 31, 2002
                                                               -------------------------------------------
                                                               SEGMENT                        CONSOLIDATED
                                                                TOTALS      ADJUSTMENTS *        TOTALS
                                                               -------      -------------     ------------
Significant noncash items:
    Net change in unrealized gain on securities
       available for sale                                      $ 5,791           195              5,986
    Net change in minimum pension liability                     (7,927)         (187)            (8,114)

* Adjustments represent TSM operations and the elimination of intersegment charges.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                          (Dollar amounts in thousands)
                                   (Unaudited)

(3)      INVESTMENT IN SECURITIES

The Corporation's investment at March 31, 2003 and December 31, 2002, consist of the following:

                                                          (UNAUDITED)
                                                           MARCH 31,           DECEMBER 31,
                                                             2003                  2002
                                                          ----------           ------------
         Trading securities, at fair value                $   96,953              94,938
         Available for sale, at fair value                   401,897             368,650
         Held to maturity, at amortized cost                   5,981               5,982
                                                          ----------             -------
                 Total investments                        $  504,831             469,570
                                                          ==========             =======

The amortized cost for debt securities and equity securities, gross unrealized gain, gross unrealized losses, and estimated fair value for trading, available for sale and held to maturity securities by major security type and class of security at March 31, 2003 and December 31, 2002, were as follows:

                                                                                   MARCH 31, 2003 (UNAUDITED)
                                                                  ---------------------------------------------------------
                                                                                   GROSS          GROSS           ESTIMATED
                                                                  AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                                                    COST            GAINS          LOSSES           VALUE
                                                                  ---------      ----------     ----------        ---------
         Trading securities:
           Fixed maturities                                       $ 50,354          3,099             (53)          53,400
           Equity securities                                        48,956          2,521          (7,924)          43,553
                                                                  --------         ------         -------          -------
                                                                  $ 99,310          5,620          (7,977)          96,953
                                                                  ========         ======         =======          =======


                                                                                   MARCH 31, 2003 (UNAUDITED)
                                                                  ---------------------------------------------------------
                                                                                   GROSS          GROSS           ESTIMATED
                                                                  AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                                                    COST            GAINS          LOSSES           VALUE
                                                                  ---------      ----------     ----------        ---------
         Securities available for sale:
           Fixed maturities                                       $346,383          5,990            (381)         351,992
           Equity securities                                        27,250         22,758            (103)          49,905
                                                                  --------         ------         -------          -------
                                                                  $373,633         28,748            (484)         401,897
                                                                  ========         ======         =======          =======


                                                                                   MARCH 31, 2003 (UNAUDITED)
                                                                  ---------------------------------------------------------
                                                                                   GROSS          GROSS           ESTIMATED
                                                                  AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                                                    COST            GAINS          LOSSES           VALUE
                                                                  ---------      ----------     ----------        ---------
         Securities held to maturity:
           Fixed maturities                                       $  5,981            9             (6)              5,984
                                                                  ========          ===            ===              ======

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                                                                                     DECEMBER 31, 2002
                                                                  ---------------------------------------------------------
                                                                                   GROSS          GROSS           ESTIMATED
                                                                  AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                                                    COST            GAINS          LOSSES           VALUE
                                                                  ---------      ----------     ----------        ---------
         Trading securities:
           Fixed maturities                                        $ 47,487         2,848             (18)          50,317
           Equity securities                                         51,859         2,793         (10,031)          44,621
                                                                   --------        ------         -------          -------
                                                                   $ 99,346         5,641         (10,049)          94,938
                                                                   ========        ======         =======          =======


                                                                                     DECEMBER 31, 2002
                                                                  ---------------------------------------------------------
                                                                                   GROSS          GROSS           ESTIMATED
                                                                  AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                                                    COST            GAINS          LOSSES           VALUE
                                                                  ---------      ----------     ----------        ---------
         Securities available for sale:
           Fixed maturities                                       $ 315,478         5,925          (159)            321,244
           Equity securities                                         25,239        22,218           (51)             47,406
                                                                  ---------       -------         -----            --------
                                                                  $ 340,717        28,143          (210)            368,650
                                                                  =========       =======         =====            ========


                                                                                     DECEMBER 31, 2002
                                                                  ---------------------------------------------------------
                                                                                   GROSS          GROSS           ESTIMATED
                                                                  AMORTIZED      UNREALIZED     UNREALIZED          FAIR
                                                                    COST            GAINS          LOSSES           VALUE
                                                                  ---------      ----------     ----------        ---------
         Securities held to maturity:
           Fixed maturities                                        $ 5,982            3              (9)             5,976
                                                                   =======          ===             ===             ======

Investment in securities at March 31, 2003 are mostly comprised of U.S. Treasury securities and obligations of U.S. government instrumentalities (40.9%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (22.2%), obligations of the government of Puerto Rico and its instrumentalities (5.1%) and obligations of states and political subdivisions (1.2%). The remaining 30.6% of the investment portfolio is comprised of corporate debt and equity securities.

The Corporation regularly monitors the difference between the costs and estimated fair value of their investments. If a decline in the market value of any available for sale or held to maturity security below cost is deemed to be other than temporary, the carrying amount will be reduced to fair value. If investments experience a decline in fair value that is deemed to be other than temporary, the security is written down to fair value with a charge to operations and new cost basis for the security is established. No impairment has been noted nor recognized by the Corporation during the three months ended March 31, 2003.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

(4) PREMIUMS AND OTHER RECEIVABLES

Premiums and other receivables as of March 31, 2003 and December 31, 2002 were as follows:

                                                                                               (UNAUDITED)
                                                                                                 MARCH 31,        DECEMBER 31,
                                                                                                   2003               2002
                                                                                               -----------        ------------
         Premiums                                                                               $   56,602            46,531
         Self-funded group receivables                                                              15,051            14,244
         FEHBP                                                                                      13,868             7,636
         Accrued interest                                                                            4,064             4,880
         Reinsurance recoverable on paid losses                                                     17,401            17,552
         Other                                                                                      12,938            10,978
                                                                                                ----------          --------
                                                                                                   119,924           101,821
                                                                                                ----------          --------
         Less allowance for doubtful receivables:

              Premiums                                                                               9,661             8,081
              Other                                                                                  6,085             5,713
                                                                                                ----------          --------
                                                                                                    15,746            13,794
                                                                                                ----------          --------
                 Total premiums and other receivables                                           $  104,178            88,027
                                                                                                ==========          ========

(5) CLAIM LIABILITIES

The activity in the total claim liabilities for the three months ended March 31, 2003 and 2002 is as follows:

                                                                                                         (UNAUDITED)
                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                                   2003                2002
                                                                                                ----------           --------
         Claim liabilities at beginning of period                                               $  244,582            229,440
         Reinsurance recoverable on claim liabilities                                              (13,589)           (10,062)
                                                                                                ----------           --------
                 Net claim liabilities at beginning of period                                      230,993            219,378
                                                                                                ----------           --------
         Incurred claims and loss-adjustment expenses:

              Current period insured events                                                        282,180            278,016
              Prior period insured events                                                          (11,349)            (6,243)
                                                                                                ----------           --------
                 Total                                                                             270,831            271,773
                                                                                                ----------           --------
         Payments of losses and loss-adjustment expenses:

              Current period insured events                                                        133,821            154,085
              Prior period insured events                                                          124,069             96,814
                                                                                                ----------           --------
                 Total                                                                             257,890            250,899
                                                                                                ----------           --------
         Net claim liabilities at end of period                                                    243,934            240,252
         Reinsurance recoverable on claim liabilities                                               14,717             11,749
                                                                                                ----------           --------
         Claim liabilities at end of period                                                     $  258,651            252,001
                                                                                                ==========           ========

As a result of changes in estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differs from anticipated claims incurred.

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

(6) COMPREHENSIVE INCOME

The accumulated balances for each classification of comprehensive income are as follows:

                                                                                       (UNAUDITED)
                                                                                                                  ACCUMULATED
                                                               UNREALIZED         MINIMUM                            OTHER
                                                                GAINS ON          PENSION        CASH FLOW       COMPREHENSIVE
                                                               SECURITIES        LIABILITY         HEDGES            INCOME
                                                               ----------        ---------       ---------       -------------
         BALANCE AT JANUARY 1                                   $ 26,970           (8,114)           (470)           18,386
         Net current period change                                   231               --            (160)               71
                                                                --------          -------           -----           -------
         BALANCE AT MARCH 31                                    $ 27,201           (8,114)           (630)           18,457
                                                                ========          =======           =====           =======

(7) NET INCOME AVAILABLE TO STOCKHOLDERS AND NET INCOME PER SHARE

The Corporation presents only basic earnings per share, which amount consists of the net income that could be available to common stockholders divided by the weighted-average number of common shares outstanding for the period.

The Corporation is a for-profit organization that has operated as a not-for-profit organization by virtue of the affirmative vote of its stockholders. As a result the Corporation has not distributed dividends. However, a resolution was approved by the Shareholders at the Annual Meeting held on April 27, 2003, acknowledging that the Board of Directors (the Board) may declare dividends subject to the Board's determination that in their best judgment the payment of dividends is financially and legally feasible and that in determining the amount to declare as a dividend, the Board shall only take into consideration TSM's profits and the dividends received from the subsidiaries except Triple-S, Inc. (TSI), and shall not take into consideration TSM's investment in TSI and TSI's operating reserves. Thus, the amount that could be available for distribution would exclude TSI's operating reserve and capital contributions made by TSI to its former subsidiaries before the corporate reorganization due to TSI's tax exemption. This fact was reaffirmed by a letter issued by the Department of the Treasury of Puerto Rico on July 3, 2001.

For purposes of computing the basic earnings per share presented in the consolidated statement of operations, the Corporation considers the operations of TSI as if TSI operated without the tax exemption. Under this scenario, in order to determine the net income that could be available to stockholders, the Corporation estimates the Puerto Rico income taxes that would have otherwise resulted and deducts it from the results of operations of each period. TSI's estimate of Puerto Rico income taxes, computed for such purposes, was determined as for an other than life insurance entity, as defined in the Puerto Rico Internal Revenue Code of 1994, as amended. The effective tax rate used was 39% for the three months ended March 31, 2003 and 2002.

The following table sets forth the resulting net income that could be available to stockholders if TSI operated without the tax exemption for the three months ended March 31, 2003 and 2002 (dollar amounts in thousands).

                                                                  (UNAUDITED)
                                                          THREE MONTHS ENDED MARCH 31,
                                                             2003                 2002
                                                          ---------             ------
         Net income for the period                        $  13,477              6,451
         Less tax effect on TSI operations                    3,503                876
                                                          ---------             ------
              Net income available to stockholders        $   9,974              5,575
                                                          =========             ======

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2003
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)


The following table sets forth the computation of basic earnings per share for the three months ended March 31, 2003 and 2002 if TSI operated without the tax exemption (in thousands, except for outstanding shares and net income per share).

                                                                          (UNAUDITED)
                                                                  THREE MONTHS ENDED MARCH 31,
                                                                   2003                   2002
                                                                  ------                 ------
         Numerator for basic earnings per share:
              Net income available to stockholders                $9,974                  5,575
                                                                  ======                 ======
         Denominator for basic earnings per share:
              Weighted average of outstanding common shares        9,337                  9,671
                                                                  ======                 ======
         Basic net income per share                               $1,068                    576
                                                                  ======                 ======

Should the Corporation decide to preserve the tax exemption granted to TSI by the previously mentioned income tax ruling, then dividends cannot be distributed out of the results of operations of TSI. The following table sets forth the resulting net income that would otherwise be available for distribution after excluding the net result of operations of TSI for the three months ended March 31, 2003 and 2002 (dollar amounts in thousands).

                                                                          (UNAUDITED)
                                                                 THREE MONTHS ENDED MARCH 31,
                                                                   2003                  2002
                                                                 --------               ------
         Net income for the period                               $ 13,477                6,451
         Less TSI results of operations                             9,269                3,675
                                                                 --------               ------
              Net income available to stockholders               $  4,208                2,776
                                                                 ========               ======

The following table sets forth the computation of basic net income per share for the three months ended March 31, 2003 and 2002 if the Corporation excludes TSI's results of operations (in thousands, except for outstanding shares and net income per share):

                                                                           (UNAUDITED)
                                                                   THREE MONTHS ENDED MARCH 31,
                                                                     2003                2002
                                                                    ------              ------
         Numerator for basic earnings per share:

              Net income available to stockholders                  $4,208               2,776
                                                                    ======              ======
         Denominator for basic earnings per share:

              Weighted average of outstanding common shares          9,337               9,671
                                                                    ======              ======
         Basic net income per share after excluding the net
              results of operations of TSI                          $  451                 287
                                                                    ======              ======

(8) CONTINGENCIES

The Puerto Rico House of Representatives Banking and Insurance Committee (the Committee) is conducting an investigation of TSI's tax treatment under rulings issued by the Puerto Rico Treasury Department that grant TSI's tax exempt status. A similar resolution was approved by the Puerto Rico Senate and referred to the Health and Government Integrity Committees (the Senate Committees). TSI has

                TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

provided to the Committee and the Senate Committees the information and documents as requested and will cooperate with all aspects of the investigation. In addition, representatives of the Puerto Rico Treasury Department are currently conducting a compliance audit of the tax ruling requirements. The Corporation cannot predict when or on what basis the investigation will conclude or its effects, if any, on the Corporation.

(9) RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

A reconciliation of net income to net cash provided by operating activities is as follows:

                                                                                                     (UNAUDITED)
                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                                2003                2002
                                                                                             ----------           --------
         Net income                                                                          $   13,477              6,451
                                                                                             ----------           --------
         Adjustments to reconcile net income to net cash provided
           by operating expenses:

              Depreciation and amortization                                                       1,423              1,508
              Amortization of investments discounts                                                 229                 29
              Accretion in value of securities                                                     (365)              (540)
              Loss on sale of securities                                                          3,023                156
              Unrealized gain of trading securities                                              (2,092)              (285)
              Proceeds from trading securities sold:
                  Fixed maturities                                                               10,908              6,000
                  Equity securities                                                               6,363                 64
              Acquisition of securities in trading portfolio:
                  Fixed maturities                                                              (13,501)            (5,966)
                  Equity securities                                                              (6,795)                --
              Increase in provision for doubtful receivables                                      1,952                509
              Loss on sale of property and equipment                                                 (1)                --
              (Increase) decrease in assets:
                  Premiums receivable                                                           (17,110)           (18,860)
                  Accrued interest receivable                                                       816                931
                  Reinsurance receivable                                                            151             (1,925)
                  Other receivables                                                              (1,960)               508
                  Deferred policy acquisition costs                                              (1,232)              (300)
                  Other assets                                                                    2,022              4,115
              Increase (decrease) in liabilities:
                  Claims processed and incomplete                                               (10,189)             8,242
                  Unreported losses                                                              23,540             13,769
                  Unpaid loss-adjustment expenses                                                   718                550
                  Unearned premiums                                                                (642)             1,125
                  Individual retirement annuities                                                   526                221
                  Liability to FEHBP                                                             (2,430)            (2,291)
                  Accounts payable and accrued liabilities                                        1,254              3,283
                                                                                             ----------           --------
                     Net cash provided by operating
                         activities                                                              10,085             17,294
                                                                                             ==========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) for the period from January 1, 2003 to March 31, 2003. Therefore, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2002.

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

STRUCTURE OF THE ORGANIZATION

TSM is incorporated under the laws of the Commonwealth of Puerto Rico. It is the holding company of several entities, through which it offers a wide range of insurance products and services. These products and services are offered through the following TSM's subsidiaries:

- TSI, a health insurance company serving two major segments: the Commercial Program and the Commonwealth of Puerto Rico Healthcare Reform Program (the Healthcare Reform) of the Commonwealth of Puerto Rico;

- Seguros Triple-S, Inc. (STS), a property and casualty insurance company; and

- Seguros de Vida Triple-S, Inc. (SVTS), a life and disability insurance and annuity products company.

In addition to the insurance subsidiaries mentioned above, TSM has the following subsidiaries: Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TCI). ISI provides data processing services to the Corporation. TCI is currently engaged as the third-party administrator in the administration of the Healthcare Reform and also provides healthcare advisory services to TSI and other health-related services.

The Corporation is a for-profit organization that has operated as a not-for-profit organization by virtue of the affirmative vote of its stockholders. As a result the Corporation has not distributed dividends. However, a resolution was approved by the Shareholders at the Annual Meeting held on April 27, 2003, acknowledging that the Board of Directors (the Board) may declare dividends subject to the Board's determination that in their best judgment the payment of dividends is financially and legally feasible and that in determining the amount to declare as a dividend, the Board shall only take into consideration TSM's profits and the dividends received from the subsidiaries except TSI, and shall not take into consideration TSM's investment in TSI and TSI's operating reserves. Thus, the amount of net income that could be available for distribution would exclude TSI's net income due to TSI's tax exempt status obtained through an income tax ruling issued by the Treasury Department of Puerto Rico. As a result of the above conditions, the portion of the consolidated net income disclosed in the consolidated financial statements and in this Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q, corresponding to the Health Insurance
- Commercial and Healthcare Reform segments within TSI, is not available for distribution to shareholders.

RECENT DEVELOPMENTS

On March 1, 2003, the Government of Puerto Rico (the Government) announced that, effective July 1, 2003, it will begin a pilot project where it will be contracting healthcare services for the medically indigent population directly with some of the medical groups, instead of through the health insurance companies. This change is expected to decrease the Healthcare Reform segment's enrollment by approximately 46 thousand members and related annualized premiums by approximately $30.0 million.

ADOPTION OF ACCOUNTING STANDARD

Effective January 1, 2003, the Financial Accounting Standards Board (the FASB) issued the Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Corporation to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Corporation would also record a corresponding asset which is depreciated over the life of the asset. The adoption of this standard did not have an impact on the Corporation's financial position or results of operations.

Effective January 1, 2003, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of the statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Corporation's financial statements.

Effective January 1, 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this statement were effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Corporation's financial statements.

Effective January 1, 2003, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FASB Interpretation No. 45 did not have an impact on the Corporation's financial statements.

Effective January 1, 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were effective for fiscal years ending after December 15, 2002. The provisions of SFAS No. 148 do not apply to the Corporation's financial statements.

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

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
(dollar amounts in thousands)                          2003             2002
                                                     --------          -----
CONSOLIDATED EARNED PREMIUMS, NET
  AND FEE REVENUE:
       Health Insurance - Commercial Program         $178,149        167,874
       Health Insurance - Healthcare Reform           115,795        124,447
       Property and casualty                           19,053         16,088
       Life and disability                              5,203          3,813
                                                     --------        -------
                                                      318,200        312,222
                                                     ========        =======
CONSOLIDATED CLAIMS INCURRED                         $270,831        271,773
CONSOLIDATED OPERATING EXPENSES                        38,490         38,711
                                                     --------        -------
    CONSOLIDATED OPERATING COSTS                     $309,321        310,484
                                                     ========        =======
CONSOLIDATED LOSS RATIO                                  85.1%          87.0%
CONSOLIDATED EXPENSE RATIO                               12.1%          12.4%
                                                     --------        -------
    CONSOLIDATED COMBINED RATIO                          97.2%          99.4%
                                                     ========        =======
NET INVESTMENT INCOME                                $  6,098          5,990
REALIZED LOSS ON SALE OF SECURITIES                    (3,023)          (156)
UNREALIZED GAIN ON TRADING SECURITIES                   2,092            285
                                                     --------        -------
    TOTAL CONSOLIDATED NET INVESTMENT INCOME         $  5,167          6,119
                                                     ========        =======
CONSOLIDATED INCOME TAX EXPENSE                      $    716            500
                                                     ========        =======
CONSOLIDATED NET INCOME PER SEGMENT:
       Health Insurance - Commercial Program         $  4,854          3,527
       Health Insurance - Healthcare Reform             4,415            148
       Property and casualty                            2,567          1,732
       Life and disability                              1,605            764
       Other                                               36            280
                                                     --------        -------
    CONSOLIDATED NET INCOME                          $ 13,477          6,451
                                                     ========        =======

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Consolidated earned premiums, net and fee revenue for the three months ended March 31, 2003 increased by $6.0 million or 1.9% when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to a combined increase of $13.2 million in the earned premiums, net and fee revenue of the Health Insurance -Commercial Program and the Property and Casualty Insurance segments together with a decrease of $8.7 million in the earned premiums, net of the Health Insurance - Healthcare Reform segment.

         - The earned premiums, net and fee revenue corresponding to the Health Insurance - Commercial segment increased by $10.3 million or 6.1% during this period. Increases in premium rates account for the segment's total increase in earned premiums and fee revenue for the period.

         - The earned premiums, net of the Property and Casualty Insurance segment increased by $3.0 million or 18.4% during this period. This increase is mostly reflected in the premiums written for the commercial multiperil line, which experienced an increase in premiums of $1.6 million, or 13.2%, during this period and is due to the increase in volume of business.

         - The earned premiums, net corresponding to the Health Insurance - Healthcare Reform segment decreased by $8.7 million or 6.9% during this period. This decrease is the net result of a decrease in average membership and an increase in premium rates effective July 1, 2002.

         - The earned premiums, net of the Life and Disability Insurance segment increased by $1.4 million during this period.

Consolidated claims incurred for the three months ended March 31, 2003 reflect a decrease of $942 thousand, or 0.4%, when compared to the claims incurred for the three months ended March 31, 2002. The consolidated loss ratio reflects a decrease of 1.9 percentage points during this period. The decrease in the loss ratio is the result of management's ability to adjust its pricing strategy to cope with the increase in claims costs and the implementation of several measures for cost containment. The consolidated expense ratio for the three months ended March 31, 2003 decreased by 0.3 percentage points when compared to the consolidated expense ratio for the same period of the prior year.

The consolidated realized loss on sale of securities of $3.0 million and $156 thousand for the three months ended March 31, 2003 and 2002, respectively, is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available-for-sale securities.

The consolidated unrealized gain on trading securities of $2.1 million and $285 thousand for the three months ended March 31, 2003 and 2002, respectively, is related to investments held by the Health Insurance - Commercial Program, Health Insurance - Healthcare Reform and the Property and Casualty Insurance segments. This unrealized gain is mostly attributed to the fact that certain investments with unrealized losses within such portfolio were sold during this quarter. This caused most of the above mentioned realized losses and had the effect of reducing securities with unrealized losses within the trading portfolio at March 31, 2003.

HEALTH INSURANCE - COMMERCIAL PROGRAM OPERATING RESULTS

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
(dollar amounts in thousands)                              2003            2002
                                                         --------        -------
AVERAGE ENROLLMENT:
Corporate accounts                                        313,558        316,525
Self-funded employers                                     127,166        125,969
Individual accounts                                        83,604         81,386
Federal employees                                          54,321         56,114
Local government employees                                 43,559         43,597
                                                         --------        -------
    TOTAL ENROLLMENT                                      622,208        623,591
                                                         ========        =======
Earned premiums                                          $176,066        165,666
Amounts attributable to self-funded arrangements           40,137         35,334
Less: Amounts attributable to claims under
    self-funded arrangements                              (37,359)       (32,458)
                                                         --------        -------
    EARNED PREMIUMS AND FEE REVENUE                      $178,844        168,542
                                                         ========        =======
CLAIMS INCURRED                                          $154,557        145,804
OPERATING EXPENSES                                         21,159         21,803
                                                         --------        -------
    TOTAL UNDERWRITING COSTS                             $175,716        167,607
                                                         ========        =======
UNDERWRITING INCOME                                      $  3,128            935
                                                         ========        =======
LOSS RATIO                                                   86.4%          86.5%
EXPENSE RATIO                                                11.8%          12.9%
                                                         --------        -------
    COMBINED RATIO                                           98.3%          99.4%
                                                         ========        =======
NET INVESTMENT INCOME                                    $  2,619          2,558
REALIZED LOSS ON SALE OF SECURITIES                        (2,303)          (174)
UNREALIZED GAIN ON TRADING SECURITIES                       1,550            386
                                                         --------        -------
    TOTAL NET INVESTMENT INCOME                          $  1,866          2,770
                                                         ========        =======
NET INCOME                                               $  4,854          3,527
                                                         ========        =======

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Earned premiums and fee revenue for the three months ended March 31, 2003 reflect an increase of $10.3 million, or 6.1%, when compared to the three months ended March 31, 2002. This increase is the result of the following:

         - This segment has been successful in monitoring premium rates, particularly in the rated Corporate Accounts business, assuring adequate premium rates that cover actual claims trends. Increases in premium rates account for the total increase in earned premiums and fee revenue for the period.

         - Average enrollment as of March 31, 2003 decreased by 1,383 members, or 0.2%, when compared to the enrollment as of the same date of last year. The decrease in average enrollment is mostly reflected in the Corporate Accounts groups and Federal Employees, which membership decreased by 2,967 members, or 0.9%, and 1,793, or 3.2%, during this period respectively. The average enrollment of the Individual Accounts and Self-funded Employers reflect an increase in membership by 2,218, or 2.7% and 1,197, or 1.0%, during this period, respectively.

Claims incurred during the three months ended March 31, 2003 increased by $8.8 million or 6.0% when compared to the same period in 2002. The segment's loss ratio for the three months ended March 31, 2003 decreased by only 0.1 percentage points when compared to the loss ratio for the three months ended March 31, 2002. The segment has been able to control the increase in the loss ratio with its better premium pricing and claims costs containment measures established throughout the years. As a result of these cost containment initiatives, cost and utilization trends have remained at levels consistent with pricing and margin objectives. The behavior of the loss ratio reflects that the segment has been able to maintain the increase in premium rates consistent with to the behavior of claims trends.

The operating expenses for the three months ended March 31, 2003 reflect a decrease of $644 thousand, or 3.0%, when compared to the three months ended March 31, 2002. This decrease is due to cost control measures established since no enrollment increase was experienced during the period. The expense ratio for the three months ended March 31, 2003 decreased by 1.1 percentage points compared to the three months ended March 31, 2002.

HEALTH INSURANCE - HEALTHCARE REFORM PROGRAM OPERATING RESULTS

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
(dollar amounts in thousands)                          2003            2002
                                                     --------        -------
Average enrollment:
     North area                                       237,580        256,887
     Metro-north area                                 226,050        169,387
     Southwest area                                   170,368        151,316
     Northwest area                                        --        156,625
                                                     --------        -------
                                                      633,998        734,215
                                                     ========        =======
EARNED PREMIUMS                                      $115,795        124,447
                                                     ========        =======
CLAIMS INCURRED                                      $104,167        115,984
OPERATING EXPENSES                                      8,318          8,999
                                                     --------        -------
     TOTAL UNDERWRITING COSTS                        $112,485        124,983
                                                     ========        =======
UNDERWRITING INCOME (LOSS)                           $  3,310           (536)
                                                     ========        =======
LOSS RATIO                                               90.0%          93.2%
EXPENSE RATIO                                             7.2%           7.2%
                                                     --------        -------
     COMBINED RATIO                                      97.1%         100.4%
                                                     ========        =======
NET INVESTMENT INCOME                                $  1,274          1,188
REALIZED GAIN (LOSS) ON SALE OF SECURITIES               (298)             3
UNREALIZED GAIN (LOSS) ON TRADING SECURITIES              237           (266)
                                                     --------        -------
     TOTAL NET INVESTMENT INCOME                     $  1,213            925
                                                     ========        =======
NET INCOME                                           $  4,415            148
                                                     ========        =======

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Earned premiums of the Healthcare Reform segment for the three months ended March 31, 2003 decreased by $8.7 million, or 6.9%, when compared to the same period of last year. This decrease is the result of the following:

         - The average monthly enrollment for this segment decreased by 100,217 insureds when comparing the average enrollment for the three months ended March 31, 2003 to the three months ended March 31, 2002. This decrease is due to the net effect of the following: the loss of seven municipalities of the Northwest area, which were merged into the West area (served by another carrier) effective July 1, 2001, the award of the Southwest area effective October 1, 2001 and the fact that six new municipalities were assigned into areas serviced by the segment effective July 1, 2002.

         - Premium rates were increased by approximately 13.2% during the Healthcare Reform contract renegotiation processes. New premium rates were negotiated effective October 1, 2001 for a nine-month period and effective July 1, 2002 for a twelve-month period ending on June 30, 2003.

Claims incurred during the three months ended March 31, 2003 reflect a decrease of $11.8 million, or 10.2%, when compared to the three months ended March 31, 2002. This fluctuation is due to the decrease in volume of business of the Healthcare Reform segment. Also, during the three months ended March 31, 2003, the loss ratio experienced a decrease of 3.2 percentage points. The decrease experienced in the loss ratio is the result of the effect of better premium pricing and claims cost containment measures established throughout the years.

Operating expenses for the three months ended March 31, 2003, decreased by $681 thousand, or 7.6%, when compared to the three months ended March 31, 2002. This decrease is due to the segment's decreased volume of business.

PROPERTY AND CASUALTY INSURANCE OPERATING RESULTS

                                                THREE MONTHS ENDED
                                                     MARCH 31,
(dollar amounts in thousands)                   2003          2002
                                              -------        ------
PREMIUMS WRITTEN:
Commercial multiperil                         $14,043        12,409
Dwelling                                        4,753         3,956
Auto physical damage                            3,494         4,241
Commercial auto liability                       3,045         2,708
Medical malpractice                             1,002           964
All other                                       3,038         2,346
                                              -------        ------
     Total premiums written                    29,375        26,624
                                              -------        ------
Premiums ceded                                 (6,435)       (4,959)
Change in unearned premiums                    (3,887)       (5,577)
                                              -------        ------
     NET PREMIUMS EARNED                      $19,053        16,088
                                              =======        ======
CLAIMS INCURRED                               $ 9,810         7,801
OPERATING EXPENSES                              8,519         8,126
                                              -------        ------
     TOTAL UNDERWRITING COSTS                 $18,329        15,927
                                              =======        ======
UNDERWRITING INCOME                           $   724           161
                                              =======        ======
LOSS RATIO                                       51.5%         48.5%
EXPENSE RATIO                                    44.7%         50.5%
                                              -------        ------
     COMBINED RATIO                              96.2%         99.0%
                                              =======        ======
NET INVESTMENT INCOME                         $ 1,644         1,578
REALIZED LOSS ON SALE OF SECURITIES              (425)          (55)
UNREALIZED GAIN ON TRADING SECURITIES             305           165
                                              -------        ------
     TOTAL NET INVESTMENT INCOME              $ 1,524         1,688
                                              =======        ======
NET INCOME                                    $ 2,567         1,732
                                              =======        ======

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Total premiums written for the three months ended March 31, 2003 increased by $2.7 million, or 10.3%, when compared to the three months ended March 31, 2002. This increase is mostly reflected in the premiums written for the commercial multiperil line, which experienced an increase in premiums of $1.6 million, or 13.2%, during this period. This increase is due to the production of new business.

Premiums ceded to reinsurers during the three months ended March 31, 2003 increased by $1.5 million, or 29.8%, when compared to the same period for the prior year. The increase in the amount of premiums ceded in the property and casualty segment is directly related to its increased volume of business. The ratio of premiums ceded to premiums written reflects an increase of 3.3 basis points, from 18.6% as of March 31, 2002 to 21.9% as of March 31, 2003. The increase in the premiums ceded to premiums written is due to the net effect of the following:

         - The effect of the new property quota share treaty, which has a higher cession percentage, coupled with the increase in property business subscribed during this period.

         - Catastrophe reinsurance costs increased by over 10% during this period. This increase is due to recent worldwide catastrophes.

         - A decrease resulting from the cancellation of the property surplus treaty, which propitiated reinsurance portfolio transfer resulting in a net incoming business and a reduction in the amount of premiums ceded.

The increase in the claims incurred of $2.0 million, or 25.8%, is basically due to the segment's increased volume of business. The property and casualty loss ratio experienced an increase of 3.0 percentage points during the three months ended March 31, 2003 as compared to the same period of the prior year. This increase is mostly due to an increase in the frequency of the number of claims received in the auto liability line of business. The effect of this situation is offset by favorable underwriting results of the commercial multiperil line of business.

The operating expenses for the three months ended March 31, 2003 increased by $393 thousand, or 4.8%, when compared to the operating expenses for the three months ended March 31, 2002. The expense ratio decreased by 9.2 percentage points during this period. The decrease in the expense ratio is due to an increase in the amount of expenses included in the deferred policy acquisition costs.

LIFE AND DISABILITY INSURANCE OPERATING RESULTS

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
(dollar amounts in thousands)                        2003          2002
                                                   -------        ------
NET EARNED PREMIUMS AND COMMISSION INCOME:
Earned premiums                                    $ 6,913         4,877
Earned premiums ceded                               (1,872)       (1,235)
                                                   -------        ------
     Net earned premiums                             5,041         3,642
                                                   -------        ------
Commission income on reinsurance                       162           171
                                                   -------        ------
     TOTAL                                         $ 5,203         3,813
                                                   =======        ======
CLAIMS INCURRED                                    $ 2,297         2,184
OPERATING EXPENSES                                   1,558         1,276
                                                   -------        ------
     TOTAL UNDERWRITING COSTS                      $ 3,855         3,460
                                                   =======        ======
UNDERWRITING INCOME                                $ 1,348           353
                                                   =======        ======
LOSS RATIO                                            44.1%         57.3%
EXPENSE RATIO                                         29.9%         33.5%
                                                   -------        ------
     COMBINED RATIO                                   74.1%         90.7%
                                                   =======        ======
NET INVESTMENT INCOME                              $   523           590
REALIZED GAIN ON SALE OF SECURITIES                      3            70
                                                   -------        ------
     TOTAL NET INVESTMENT INCOME                   $   526           660
                                                   =======        ======
NET INCOME                                         $ 1,605           764
                                                   =======        ======

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Earned premiums for the three months ended March 31, 2003 increased by $2.0 million, or 41.8%, when compared to the three months ended March 31, 2002. This increase is mostly due to the fact that during this quarter, the segment revised its methodology for estimating the premiums of its short term disability business. This revision resulted in a non-recurring adjustment to earned premiums of $1.1 million during the three months period ended March 31, 2003. In addition, the segment experienced an increased volume of business during this period. Total average certificates in force in the group life and group disability business as of March 31, 2003 increased by 33,310 certificates, or 10.2%, when compared to the same period for last year.

Premiums ceded to reinsurers during the three months ended March 31, 2003 reflect an increase of $637 thousand, or 51.6%, when compared to the same period of the prior year. The increase in premiums ceded during this period is due to a change in the mix of business subscribed by the segment and each business reinsurance program. During this period in 2003, the segment subscribed more disability policies than in 2002. The disability insurance business has a higher cession percentage than the life insurance business, thus causing an increase in the amount of premiums ceded and an increase in the earned premiums ceded to earned premiums ratio.

Claims incurred for the three months ended March 31, 2003 increased by $113 thousand, or 5.2%, when compared to the three months ended March 31, 2002. The life and disability segment's operating expenses reflect an increase of $282 thousand, or 22.1%, when compared to the prior period. The increase in the operating expenses is mostly the result of an increase in the commission expense, payroll and payroll related expenses and infrastructure projects. The increase of these expenses is due to the increase in the volume of business noted during this period.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.

As of March 31, 2003 and December 31, 2002, the Corporation's cash and cash equivalents amounted to $64.5 million and $82.8 million, respectively. The sources of funds considered in meeting the objectives of the Corporation's operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.

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

Net cash flows provided by operating activities amounted to $10.1 million and $17.3 million for the three months ended March 31, 2003 and 2002, respectively, a decrease of $7.2 million. This decrease in cash flows provided by operating activities is mainly attributed to the net effect of the following:

         - The amount of claims losses and benefits paid for the three months ended March 31, 2003 reflect an increase of $7.6 million when compared to the same amount of the prior year. The increase in the amount of claims losses and benefits paid is mostly the result of the segments' increased volume of business.

         - The amount of cash paid to suppliers and employees reflects an increase of $5.2 million when comparing the three months ended March 31, 2003 with the three months ended March 31, 2002. The amount of cash paid to suppliers and employees increased as a result of additional commission expense generated from the acquisition of new business.

         - The net acquisitions of investments in the trading portfolio increased by $3.1 million for the three months ended March 31, 2003, when compared to the three months ended March 31, 2002.

         - Premiums collected increased by $7.9 million when comparing collections during the three months ended March 31, 2003 with the three months ended March 31, 2002. This increase is mostly the result of the increased volume of business and increased premium rates of the operating segments.

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

Net cash flows used in investing activities amounted to $34.0 million and $14.7 million for the three months ended March 31, 2003 and 2002, respectively. The cash flows used in investing activities during these periods are attributed to the investment of the excess cash generated from the operations. Total acquisition of investments exceeded the proceeds from investments sold or matured by $32.7 million and $13.7 million during the three months ended March 31, 2003 and 2002, respectively.

Cash Flows from Financing Activities

Net cash flows provided by (used in) financing activities amounted to $5.6 million and ($6.8) million for the three months ended March 31, 2003 and 2002, respectively. The increase of $12.4 million when compared to the same period of the prior year is mainly due to the combined effect of the following:

         - The change in outstanding checks in excess of bank balances reflects an increase of $11.7 million during the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The amount of checks in excess of bank balances represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

         - The payments of long-term debt decreased from $1.3 million for the three months ended March 31, 2002 to $410 thousand for the three months ended March 31, 2003, a decrease of $863 thousand. This decrease is due to additional payments made during the 2002 period over the scheduled principal payments of the credit agreements.

Financing and Financing Capacity

The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of March 31, 2003, the Corporation had $81.0 million in available credit under these agreements, although there is no balance due as of that date.

In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates determined by the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of March 31, 2003, the two credit agreements have an outstanding balance of $33.6 million and $16.0 million and an average annual interest rate of 4.0% and 2.7%, respectively. These credit agreements contain several restrictive covenants, including, but not limited to, restrictions to incur additional indebtedness and the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of March 31, 2003, management believes the Corporation is in compliance with these covenants. Further details regarding these credit agreements are incorporated by reference to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations of the Corporation's December 31, 2002 Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation is exposed to certain market risks that are inherent in the Corporation's financial instruments, which arise from transactions entered into in the normal course of business. The Corporation has exposure to market risk mostly in its investment activities. For purposes of this disclosure, "market risk" is defined as the risk of loss resulting from changes in interest rates and equity prices. No material changes have occurred in the Corporation's exposure to financial market risks since December 31, 2002. A discussion of the Corporation's market risk as of December 31, 2002 is incorporated by reference to Item 7a of the Corporation's Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this quarterly report, TSM management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in their quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation's consolidated financial position and results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

TSM held a special meeting of shareholders on October 13, 2002 (the "Special Meeting") to vote on a series of amendments to TSM's Articles of Incorporation and By-Laws, relating to changes to its capital structure in order to allow TSM to expand its base of shareholders. At the Special Meeting, only 57.3% of total shares outstanding were represented, but more than 75.0% were required in order to take a vote to implement the proposals to amend TSM's capital structure. Therefore, a resolution to recess the Special Meeting and continue it at a later date was put to a vote. This Resolution received 5,190 votes in favor, 165 votes against and 3 abstentions and, therefore, it was approved.

On February 23, 2003, the Corporation held the continuation of the Special Meeting commenced on October 13, 2002. In the continuation of the Special Meeting 98.4% of the shares present and represented voted in favor of continuing the meeting at a later date. This was necessary since 69% of total shares outstanding were represented at the Special Meeting and 75% or more was required in order to take a vote to implement the proposals to amend TSM's capital structure. Therefore, a resolution to recess the Special Meeting and continue it at a later date was approved with 6,302 votes in favor, 81 votes against and 21 abstentions. The continuation of the Special Meeting was scheduled to be held on April 26, 2003.

ITEM 5. OTHER INFORMATION

Nothing to report.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit 11 Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2003 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Form 10-Q.
    Exhibit 12 Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months ended March 31, 2003 has been omitted as the detail necessary to determine the computation of the loss ratio, expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Form 10-Q.

    All other exhibits for which provision is made in the applicable accounting regulation of the United States Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

    Exhibit 99.1 Certification of the Chief Executive Officer Required Pursuant to 18 U.S.C. Section 1350

    Exhibit 99.2 Certification of the Chief Financial Officer Required Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K:

    Two reports on Form 8-K were filed for the quarter ended March 31, 2003:
    Dated:            January 10, 2003
    Items reported:   Item 5 - Other Events (Announcement that the continuation
                      of the Special Meeting was scheduled to be held on February 28, 2003)

    Dated:            March 3, 2003
    Items reported:   Item 5 - Other Events (Press Release announcing the
                      results of the continuation of the Special Meeting held on February 23, 2003)

SIGNATURES

Pursuant to the requirements of the United States Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     TRIPLE-S MANAGEMENT CORPORATION
                                     Registrant



Date: May 13, 2003               By:            /s/ Ramon M. Ruiz
                                     ---------------------------------------
                                                Ramon M. Ruiz-Comas, CPA
                                                President and
                                                Chief Executive Officer



Date: May 13, 2003               By:             /s/ Juan J. Roman
                                     ---------------------------------------
                                                 Juan J. Roman, CPA
                                                 Vice President of Finance
                                                 and Chief Financial Officer

CERTIFICATION

I, Ramon M. Ruiz-Comas, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Triple-S Management Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 13, 2003                   By:     /s/ Ramon M. Ruiz-Comas
                                        -----------------------------------
                                             Ramon M. Ruiz-Comas, CPA
                                             President and
                                             Chief Executive Officer

CERTIFICATION

I, Juan J. Roman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Triple-S Management Corporation;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 13, 2003                   By:         /s/ Juan J. Roman
                                        -------------------------------------
                                                 Juan J. Roman, CPA
                                                 Vice President of Finance
                                                 and Chief Financial Officer