Form 10-Q
period 2003-06-30
TRIPLE-S MANAGEMENT CORP
filed 2003-08-14
CIK 1171662

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

COMMISSION FILE NUMBER: 0-49762

TRIPLE-S MANAGEMENT CORPORATION

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0555678
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1441 F.D. Roosevelt Avenue
San Juan, Puerto Rico	00920
(Address of principal executive offices)	(Zip code)

(787) 749-4949
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [    ] No

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [    ] Yes [ X ] No

  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2003

Common Stock, $40.00 par value	9,210

TRIPLE-S MANAGEMENT CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2003

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands)

	(Unaudited)
	June 30,	December 31,
	2003	2002

ASSETS
Investments and cash:
Securities held for trading, at fair value:
Fixed maturities	$70,471	50,317
Equity securities	49,804	44,621
Securities available for sale, at fair value:
Fixed maturities	348,090	321,244
Equity securities	46,507	47,406
Securities held to maturity, at amortized cost:
Fixed maturities	5,823	5,982
Cash and cash equivalents	80,436	82,776

Total investments and cash	601,131	552,346

Premiums and other receivables, net	110,754	88,027
Deferred policy acquisition costs	15,385	13,770
Property and equipment, net	36,394	36,721
Other assets	36,166	34,814

Total assets	$799,830	725,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Claim liabilities:
Claims processed and incomplete	$122,076	127,628
Unreported losses	111,441	103,310
Unpaid loss-adjustment expenses	14,580	13,644

Total claim liabilities	248,097	244,582

Unearned premiums	74,528	70,961
Individual retirement annuities	20,454	15,143
Liability to Federal Employees Health Benefits Program	16,829	7,066
Accounts payable and accrued liabilities	91,900	88,034
Income tax payable	63,669	716
Net deferred tax liability	6,124	8,048
Additional minimum pension liability	9,449	9,449
Loans payable to bank	49,332	50,015

Total liabilities	580,382	494,014

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 9,210 and 9,337 at June 30, 2003 and December 31, 2002, respectively	368	373
Additional paid-in capital	150,407	150,406
Retained earnings	52,690	62,499
Accumulated other comprehensive income	15,983	18,386

Total stockholders’ equity	219,448	231,664

Total liabilities and stockholders’ equity	$799,830	725,678

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
For the three months and six months periods ended June 30, 2003 and 2002
(Dollar amounts in thousands, except net income per share)

	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

REVENUES:
Premiums earned, net	$313,789	308,478	629,345	618,320
Amounts attributable to self-funded arrangements	40,181	37,427	80,184	72,265
Less amounts attributable to claims under self-funded arrangements	(37,191)	(36,379)	(74,550)	(68,837)

	316,779	309,526	634,979	621,748
Net investment income	6,286	6,359	12,384	12,349
Net realized investment gains (losses)	6,644	6	3,621	(150)
Net unrealized investment gain (losses) on trading securities	7,276	(5,662)	9,368	(5,377)
Other income, net	1,524	211	2,374	424

Total revenue	338,509	310,440	662,726	628,994

BENEFITS AND EXPENSES:
Claims incurred	259,172	260,878	530,003	532,651
Operating expenses, net of reimbursement for services	39,917	38,642	78,407	77,353
Interest expense	765	872	1,468	1,991

Total benefits and expenses	299,854	300,392	609,878	611,995

Income before taxes	38,655	10,048	52,848	16,999

INCOME TAX EXPENSE (BENEFIT):
Current	63,909	318	64,286	517
Deferred	(1,968)	463	(1,629)	764

Total income taxes	61,941	781	62,657	1,281

Net income (loss)	$(23,286)	9,267	(9,809)	15,718

Basic net income (loss) per share (see note 7)	$(2,514)	527	(1,055)	1,030

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the three months and six months periods
ended June 30, 2003 and 2002
(Dollar amounts in thousands)

	2003	2002

BALANCE AT APRIL 1	$245,212	189,547
Stock redemption	(4)	(1)
Comprehensive income:
Net income (loss)	(23,286)	9,267
Net unrealized change in investment securities	(4,812)	8,178
Net change in minumum pension liability	2,715	—
Net change in fair value of cash flow hedges	(377)	—

Total comprehensive income (loss)	(25,760)	17,445

BALANCE AT JUNE 30	$219,448	206,991

BALANCE AT JANUARY 1	$231,664	186,028
Stock redemption	(4)	(4)
Comprehensive income:
Net income (loss)	(9,809)	15,718
Net unrealized change in investment securities	(4,581)	5,249
Net change in minimum pension liability	2,715	—
Net change in fair value of cash flow hedges	(537)	—

Total comprehensive income (loss)	(12,212)	20,967

BALANCE AT JUNE 30	$219,448	206,991

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months periods ended June 30, 2003 and 2002
(Dollar amounts in thousands)

	Six months ended
	June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums collected	$614,467	600,770
Cash paid to suppliers and employees	(83,675)	(72,893)
Claims, losses and benefits paid	(526,488)	(518,601)
Interest received	12,561	11,331
Proceeds from trading securities sold or matured:
Fixed maturities sold	31,148	76,122
Equity securities	10,512	9,609
Acquisitions of investments in trading portfolio:
Fixed maturities	(49,452)	(74,557)
Equity securities	(11,217)	(10,137)
Interest paid	(785)	(1,320)
Expense reimbursement from Medicare	6,270	5,982
Contingency reserve funds from FEHBP	13,023	—

Net cash provided by operating activities	16,364	26,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	42,555	15,597
Fixed maturities matured	124,619	57,392
Equity securities	9,675	2,642
Securities held to maturity:
Fixed maturities matured	150	1,433
Acquisitions of investments:
Securities available for sale:
Fixed maturities	(193,820)	(96,264)
Equity securities	(4,010)	—
Capital expenditures	(2,525)	(3,250)
Proceeds from sale of property and equipment	45	922

Net cash used in investing activities	(23,311)	(21,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in outstanding checks in excess of bank balances	666	(151)
Payments of long term debt	(683)	(1,933)
Redemption of common stock	(4)	(4)
Proceeds from individual retirement annuities	5,716	791
Surrenders of individual retirement annuities	(1,088)	(4,425)

Net cash provided by (used in) financing activities	4,607	(5,722)

Net decrease in cash and cash equivalents	(2,340)	(944)
Cash and cash equivalents at beginning of the period	82,776	80,970

Cash and cash equivalents at end of the period	$80,436	80,026

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2003

(Dollar amounts in thousands)

(Unaudited)

(1) Basis of Presentation

The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) are unaudited, except for the balance sheet information as of December 31, 2002, which is derived from the Corporation’s audited consolidated financial statements, pursuant to the rules and regulations of the United States Securities and Exchange Commission. Accordingly, the consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Form 10-K for the year ended December 31, 2002.

Certain amounts in prior period financial statements were reclassified to conform to the 2003 presentation.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and six months period ended June 30, 2003 are not necessarily indicative of the results for the full year.

(2)  Segment Information

The following tables summarize the operations by major operating segment for the three months and six months period ended June 30, 2003 and 2002:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total

THREE MONTHS PERIOD ENDED JUNE 30, 2003
Premiums earned, net	$168,478	122,852	18,254	4,205	—	313,789
Amounts attributable to self-funded arrangements	40,181	—	—	—	—	40,181
Less: Amounts attributable to claims under self-funded arrangements	(37,191)	—	—	—	—	(37,191)
Intersegment premiums earned/service revenues	551	—	—	—	11,027	11,578

	172,019	122,852	18,254	4,205	11,027	328,357
Net investment income	2,654	1,279	1,700	557	—	6,190
Realized gain on sale of securities	4,737	189	620	448	—	5,994
Unrealized gain (loss) on trading securities	5,028	1,385	956	(93)	—	7,276
Other	77	(8)	1,391	(98)	—	1,362

Total revenues	$184,515	125,697	22,921	5,019	11,027	349,179

Net income	$19,435	3,505	2,899	1,498	420	27,757

Claims incurred	$138,164	108,786	10,645	1,577	—	259,172

Operating expenses	$21,861	8,428	8,966	1,608	10,693	51,556

Depreciation expense, included in operating expenses	$1,054	—	66	31	—	1,151

Interest expense	$168	104	—	158	—	430

Income taxes	$4,887	4,874	411	178	(86)	10,264

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total

THREE MONTHS PERIOD ENDED JUNE 30, 2002
Premiums earned, net	$167,190	123,079	14,364	3,845	—	308,478
Amounts attributable to self-funded arrangements	37,427	—	—	—	—	37,427
Less: Amounts attributable to claims under self-funded arrangements	(36,379)	—	—	—	—	(36,379)
Intersegment premiums earned/service revenues	684	—	—	—	12,691	13,375

	168,922	123,079	14,364	3,845	12,691	322,901
Net investment income	2,759	1,297	1,656	571	—	6,283
Realized gain (loss) on sale of securities	113	(170)	71	(8)	—	6
Unrealized loss on trading securities	(4,442)	(387)	(833)	—	—	(5,662)
Other	62	(8)	30	29	—	113

Total revenues	$167,414	123,811	15,288	4,437	12,691	323,641

Net income (loss)	$6,898	(555)	1,411	1,523	207	9,484

Claims incurred	$137,558	113,711	8,287	1,322	—	260,878

Operating expenses	$22,752	10,465	5,141	1,274	12,337	51,969

Depreciation expense, included in operating expenses	$1,739	—	117	14	—	1,870

Interest expense	$206	190	—	173	—	569

Income taxes	$—	—	449	145	147	741

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total

SIX MONTHS PERIOD ENDED JUNE 30, 2003
Premiums earned, net	$343,983	238,647	37,307	9,408	—	629,345
Amounts attributable to self-funded arrangements	80,184	—	—	—	—	80,184
Less: Amounts attributable to claims under self-funded arrangements	(74,550)	—	—	—	—	(74,550)
Intersegment premiums earned/service revenues	1,246	—	—	—	22,143	23,389

	350,863	238,647	37,307	9,408	22,143	658,368
Net investment income	5,273	2,553	3,344	1,080	—	12,250
Realized gain (loss) on sale of securities	2,434	(109)	195	451	—	2,971
Unrealized gain (loss) on trading securities	6,578	1,622	1,261	(93)	—	9,368
Other	109	(15)	2,097	(55)	—	2,136

Total revenues	$365,257	242,698	44,204	10,791	22,143	685,093

Net income	$24,289	7,920	5,466	3,103	716	41,494

Claims incurred	$292,721	212,953	20,455	3,874	—	530,003

Operating expenses	$43,020	16,746	17,485	3,166	21,351	101,768

Depreciation expense, included in operating expenses	$2,034	—	202	60	—	2,296

Interest expense	$340	205	—	314	—	859

Income taxes	$4,887	4,874	798	334	76	10,969

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total

SIX MONTHS PERIOD ENDED JUNE 30, 2002
Premiums earned, net	$332,684	247,526	30,452	7,658	—	618,320
Amounts attributable to self-funded arrangements	72,265	—	—	—	—	72,265
Less: Amounts attributable to claims under self-funded arrangements	(68,837)	—	—	—	—	(68,837)
Intersegment premiums earned/service revenues	1,352	—	—	—	24,165	25,517

	337,464	247,526	30,452	7,658	24,165	647,265
Net investment income	5,317	2,485	3,234	1,161	—	12,197
Realized gain (loss) on sale of securities	(61)	(167)	16	62	—	(150)
Unrealized loss on trading securities	(4,056)	(653)	(668)	—	—	(5,377)
Other	97	(22)	100	53	—	228

Total revenues	$338,761	249,169	33,134	8,934	24,165	654,163

Net income (loss)	$10,425	(407)	3,143	2,287	475	15,923

Claims incurred	$283,362	229,695	16,088	3,506	—	532,651

Operating expenses	$44,555	19,464	13,267	2,550	23,395	103,231

Depreciation expense, included in operating expenses	$2,830	—	240	27	—	3,097

Interest expense	$419	417	—	395	—	1,231

Income taxes	$—	—	636	196	295	1,127

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands)
(Unaudited)

Balance Sheet Items

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total

AS OF JUNE 30, 2003
Segment assets	$366,715	119,059	229,947	61,425	2,348	779,494

Significant noncash items:
Net change in unrealized gain on securities available for sale	$(3,987)	(409)	(105)	289	—	(4,212)
Net change in minimum pension liability	2,715	—	—	—	—	2,715

AS OF DECEMBER 31, 2002
Segment assets	$324,628	115,499	205,753	51,354	1,633	698,867

Significant noncash items:
Net change in unrealized gain on securities available for sale	$3,928	598	652	613	—	5,791
Net change in minimum pension liability	(6,961)	—	(231)	(102)	(633)	(7,927)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS
WITH FINANCIAL STATEMENTS

	Three months ended		Six months ended
	June 30,		June 30,

	2003	2002	2003	2002

TOTAL REVENUES
Total revenues for reportable segments	$338,152	310,950	662,950	629,998
Total revenues for other segments	11,027	12,691	22,143	24,165

	349,179	323,641	685,093	654,163
Elimination of intersegment earned premiums	(551)	(684)	(1,246)	(1,352)
Elimination of intersegment service revenues	(11,027)	(12,691)	(22,143)	(24,165)
Unallocated amount — revenues from external sources	908	174	1,022	348

	(10,670)	(13,201)	(22,367)	(25,169)

Consolidated total revenues	$338,509	310,440	662,726	628,994

NET INCOME (LOSS)
Net income for reportable segments	$27,337	9,277	40,778	15,448
Net income for other segments	420	207	716	475

	27,757	9,484	41,494	15,923

Elimination of TSM charges:
Rent expense	1,487	1,546	3,051	3,092
Interest expense	168	206	340	419

	1,655	1,752	3,391	3,511

Unallocated amounts related to TSM:
Income tax expense	(51,677)	—	(51,688)	—
General and administrative expenses	(1,426)	(1,594)	(3,079)	(2,731)
Interest expense	(503)	(509)	(949)	(1,179)
Other revenues from external sources	908	134	1,022	194

	(52,698)	(1,969)	(54,694)	(3,716)

Consolidated net income (loss)	$(23,286)	9,267	(9,809)	15,718

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months period ended June 30, 2003

	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$259,172	—	259,172
Operating expenses	51,556	(11,639)	39,917
Depreciation expense	1,151	278	1,429
Interest expense	430	335	765
Income taxes	10,264	51,677	61,941

	Three months period ended June 30, 2002

	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$260,878	—	260,878
Operating expenses	51,969	(13,327)	38,642
Depreciation expense	1,870	291	2,161
Interest expense	569	303	872
Income taxes	741	40	781

	Six months period ended June 30, 2003

	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$530,003	—	530,003
Operating expenses	101,768	(23,361)	78,407
Depreciation expense	2,296	556	2,852
Interest expense	859	609	1,468
Income taxes	10,969	51,688	62,657

	Six months period ended June 30, 2002

	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$532,651	—	532,651
Operating expenses	103,231	(25,878)	77,353
Depreciation expense	3,097	576	3,673
Interest expense	1,231	760	1,991
Income taxes	1,127	154	1,281

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	June 30,	December 31,
	2003	2002

ASSETS
Total assets for reportable segments	$777,146	697,234
Total assets for other segments	2,348	1,633

	779,494	698,867

Elimination entries - intersegment receivables	(15,565)	(7,690)

Unallocated amounts:
TSM cash, cash equivalents and investments	8,428	6,424
TSM net property and equipment	27,211	27,755
TSM other assets	262	322

	35,901	34,501

Consolidated assets	$799,830	725,678

OTHER SIGNIFICANT ITEMS

	As of June 30, 2003

	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(4,212)	(369)	(4,581)
Net change in minimum pension liability	2,715	—	2,715

	As of December 31, 2002

	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash items:
Net change in unrealized gain on securities available for sale	$5,791	195	5,986
Net change in minimum pension liability	(7,927)	(187)	(8,114)

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands)
(Unaudited)

(3)  Investment in Securities

The Corporation’s investment at June 30, 2003 and December 31, 2002, consist of the following:

	(Unaudited)
	June 30,	December 31,
	2003	2002

Trading securities, at fair value	$120,275	94,938
Available for sale, at fair value	394,597	368,650
Held to maturity, at amortized cost	5,823	5,982

Total investments	$520,695	469,570

The amortized cost for debt securities and equity securities, gross unrealized gain, gross unrealized losses, and estimated fair value for trading, available for sale and held to maturity securities by major security type and class of security at June 30, 2003 and December 31, 2002, were as follows:

	June 30, 2003 (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Fixed maturities	$66,456	4,229	(214)	70,471
Equity securities	48,881	4,833	(3,910)	49,804

	$115,337	9,062	(4,124)	120,275

	June 30, 2003 (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities available for sale:
Fixed maturities	$342,429	6,454	(793)	348,090
Equity securities	25,988	20,540	(21)	46,507

	$368,417	26,994	(814)	394,597

June 30, 2003 (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities held to maturity:
Fixed maturities	$5,823	61	(4)	5,880

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2002

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Fixed maturities	$47,487	2,848	(18)	50,317
Equity securities	51,859	2,793	(10,031)	44,621

	$99,346	5,641	(10,049)	94,938

	December 31, 2002

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities available for sale:
Fixed maturities	$315,478	5,925	(159)	321,244
Equity securities	25,239	22,218	(51)	47,406

	$340,717	28,143	(210)	368,650

December 31, 2002

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities held to maturity:
Fixed maturities	$5,982	3	(9)	5,976

Investment in securities at June 30, 2003 are mostly comprised of U.S. Treasury securities and obligations of U.S. government instrumentalities (40.6%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (20.7%), obligations of the government of Puerto Rico and its instrumentalities (5.2%) and obligations of states and political subdivisions (1.2%). The remaining 32.3% of the investment portfolio is comprised of corporate debt and equity securities.

The Corporation regularly monitors the difference between the cost and estimated fair value of their investments. If a decline in the fair value of any available for sale or held to maturity security below cost is deemed to be other than temporary, the carrying amount will be reduced to fair value. If investments experience a decline in fair value that is deemed to be other than temporary, the security is written down to fair value with a charge to operations and new cost basis for the security is established. No impairment has been noted nor recognized by the Corporation during the three months and six months periods ended June 30, 2003.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4) Premiums and Other Receivables

Premiums and other receivables as of June 30, 2003 and December 31, 2002 were as follows:

	(Unaudited)
	June 30,	December 31,
	2003	2002

Premiums	$51,187	42,054
Self-funded group receivables	15,031	14,244
FEHBP	16,058	7,636
Accrued interest	4,654	4,880
Reinsurance recoverable on paid losses	20,029	17,552
Other	13,794	10,978

	120,753	97,344

Less allowance for doubtful receivables:
Premiums	4,152	3,604
Other	5,847	5,713

	9,999	9,317

Total premiums and other receivables	$110,754	88,027

(5) Claim Liabilities

The activity in the total claim liabilities for the three months period ended June 30, 2003 and 2002 is as follows:

	(Unaudited)
	Three months ended June 30,
	2003	2002

Claim liabilities at beginning of period	$258,651	251,700
Reinsurance recoverable on claim liabilities	(14,717)	(11,749)

Net claim liabilities at beginning of period	243,934	239,951

Incurred claims and loss-adjustment expenses:
Current period insured events	264,153	258,309
Prior period insured events	(4,981)	2,569

Total	259,172	260,878

Payments of losses and loss-adjustment expenses:
Current period insured events	238,178	248,766
Prior period insured events	33,727	19,928

Total	271,905	268,694

Net claim liabilities at end of period	231,201	232,135
Reinsurance recoverable on claim liabilities	16,896	11,350

Claim liabilities at end of period	$248,097	243,485

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands, except per share data)
(Unaudited)

The activity in the total claim liabilities for the six months periods ended June 30, 2003 and 2002 is as follows:

	(Unaudited)
	Six months ended June 30,
	2003	2002

Claim liabilities at beginning of period	$244,582	229,440
Reinsurance recoverable on claim liabilities	(13,589)	(10,062)

Net claim liabilities at beginning of period	230,993	219,378

Incurred claims and loss-adjustment expenses:
Current period insured events	546,333	536,325
Prior period insured events	(16,330)	(3,674)

Total	530,003	532,651

Payments of losses and loss-adjustment expenses:
Current period insured events	371,999	403,151
Prior period insured events	157,796	116,743

Total	529,795	519,894

Net claim liabilities at end of period	231,201	232,135
Reinsurance recoverable on claim liabilities	16,896	11,350

Claim liabilities at end of period	$248,097	243,485

As a result of changes in estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events in the claim liabilities activity for the three months and six months periods ended June 30, 2003 and 2002, differs from anticipated claims incurred.

(6) Comprehensive Income

The accumulated balances and net current period change for the three months and six months periods ended June 30, 2003 of each classification of comprehensive income are as follows:

	(Unaudited)
				Accumulated
	Unrealized	Minimum		other
	gains on	pension	Cash flow	comprehensive
	securities	liability	hedges	income

BALANCE AT APRIL 1	$27,201	(8,114)	(630)	18,457
Net current period change	(4,812)	2,715	(377)	(2,474)

BALANCE AT JUNE 30	$22,389	(5,399)	(1,007)	15,983

BALANCE AT JANUARY 1	$26,970	(8,114)	(470)	18,386
Net current period change	(4,581)	2,715	(537)	(2,403)

BALANCE AT JUNE 30	$22,389	(5,399)	(1,007)	15,983

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands, except per share data)
(Unaudited)

(7) Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. Triple-S, Inc. (TSI), a wholly owned subsidiary of TSM, was exempt from Puerto Rico income taxes under a ruling issued by the Puerto Rico Treasury Department (PRTD).

The Corporation was notified on June 18, 2003 by the PRTD that the ruling recognizing TSI’s tax exemption was terminated effective December 31, 2002. The termination of the ruling responds to a new policy set by the PRTD according to which tax exemptions under Section 1101(6) of the Puerto Rico Internal Revenue Code of 1994, as amended (the P.R. Code) will not apply to corporations organized as for-profit, which is TSI’s case.

On July 31, 2003, TSM and TSI executed a closing agreement with the PRTD. In general, the terms of the closing agreement establish the termination of TSI’s tax exemption effective December 31, 2002. Accordingly, since TSI’s tax status changed effective January 1, 2003, TSI is subject to Puerto Rico income taxes as an other than life insurance entity, as defined in the P.R. Code. As a result, TSI recorded during the second quarter of the year 2003, $11,480 and $(1,719) of current and deferred income tax expense (benefit), respectively, corresponding to the six months period ended June 30, 2003. In addition, TSI recorded a net deferred tax asset of $1,613.

The closing agreement also stipulates that TSM will pay taxes on TSI’s accumulated statutory net income, in accordance with the income recognition methodology applied by the Secretary of the Treasury in the closing agreement and the ruling mentioned above. This tax ruling established the following methodology for TSM to determine its tax liability:

•	TSI’s accumulated statutory net income while operating under the tax exemption, amounting to $132,763, was deemed distributed to TSM.

•	For tax purposes TSM recognized the exempt accumulated statutory net income as gross income. On this amount, TSM recognized an income tax liability amounting to $51,774, which was determined by applying a tax rate of 39% to the exempt accumulated statutory net income deemed distributed to TSM. The income tax was recorded by TSM within the current income tax expense presented in the consolidated statements of operations. Of this tax $37,000 were paid on July 31, 2003, the date of the closing agreement, and $14,774 is due on April 15, 2004.

Under a resolution prepared by the Puerto Rico House of Representatives (House of Representatives), the Banking and Insurance Committee conducted an investigation of TSI’s tax treatment under rulings issued by the PRTD that granted TSI’s tax exempt status. A similar investigation was approved by the Puerto Rico Senate. In addition, the PRTD was conducting an audit of TSI’s compliance with the requirements of the tax ruling. All three investigations on the tax exemption that had been conferred to TSI for over 20 years have been concluded. The House of Representatives and the Puerto Rico Senate concluded their investigations by recommending and providing for the termination of the tax exemption solely on account of TSI’s for-profit status and the fact that no other for-profit health insurer in Puerto Rico enjoys a tax exemption under section 1101(6) of the P.R. Code. The PRTD also concluded its investigation with no findings, and as mentioned above, changed its policy regarding tax exemptions under that particular section of the PR Code.

(8)  Net Income Available to Stockholders and Net Income per Share

The Corporation presents only basic earnings per share, which amount consists of the net income that could be available to common stockholders divided by the weighted-average number of common shares outstanding for the period.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands, except per share data)
(Unaudited)

The Corporation has not distributed dividends by virtue of the affirmative vote of its stockholders. However, a resolution was approved by the Stockholders at the Annual Meeting held on April 27, 2003, acknowledging that the Board of Directors (the Board) may declare dividends subject to the Board’s determination that in their best judgment the payment of dividends is financially and legally feasible.

In prior reported annual audited and interim financial statements, the amount presented as available for distribution to stockholders excluded TSI’s results of operations due to TSI’s prohibition to declare dividends, as required in its tax exemption ruling. Due to TSI’s change in tax status, as described in note 7 to these financial statements, TSI’s earnings are now available for distribution to shareholders.

In prior reported annual audited and interim financial statements, the Corporation presented two proforma computations of basic earnings per share. The first computation presumed that TSI was a taxable entity and therefore an estimate of the income taxes that would otherwise have resulted shall TSI operated without the tax exemption was made in order to estimate an amount of net income available to stockholders. The second computation presumed that TSI would retain its tax exemption thus excluding TSI’s net income from the net income that would be available for distribution to stockholders. Given the fact that TSI’s tax exemption terminated and that TSM paid a tax on TSI’s accumulated statutory net income, TSI’s earnings and retained earnings are now available for distribution; therefore, this earnings per share calculation presented in prior financial statements is no longer valid has been eliminated from the consolidated statements of operations.

Based on the above, for purposes of computing the basic earnings per share corresponding to the three months and six months periods ended June 30, 2002 presented in the consolidated statement of operations, the Corporation calculated the tax effect for such periods considering the resulting tax effect upon the termination of the tax exemption. As a result, the tax expense determined for the periods corresponding to the year 2002 was based on the tax rate and methodology used to determine the amount actually paid by TSM, or a 39% of TSI’s statutory net income, which was deemed distributed to TSM. The estimated tax effect presented in prior reports differs from the presentation of this quarterly report since in prior periods the Corporation estimated the Puerto Rico income taxes for TSI as an other than life insurance entity, as defined in the Puerto Rico Internal Revenue Code of 1994, as amended, considering deductible items.

The following table sets forth the computation of basic earnings per share for the three months and six months periods ended June 30, 2003 and 2002 (in thousands, except for outstanding shares and net income per share).

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands, except per share data)
(Unaudited)

	(Unaudited)
	Three months ended June 30,
	2003	2002

Numerator for basic earnings per share:
Net income (loss) available to stockholders, the 2002 amount is net of the tax effect described above, amounting to $4,193	$(23,286)	5,074

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,264	9,626

Basic net income (loss) per share	$(2,514)	527

	(Unaudited)
	Six months ended June 30,
	2003	2002

Numerator for basic earnings per share:
Net income (loss) available to stockholders, the 2002 amount is net of the tax effect described above, amounting to $5,779	$(9,809)	9,939

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,300	9,650

Basic net income (loss) per share	$(1,055)	1,030

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2003
(Dollar amounts in thousands, except per share data)
(Unaudited)

(9)  Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

A reconciliation of net income to net cash provided by operating activities is as follows:

	Six months ended
	June 30,
	2003	2002

Net income (loss)	$(9,809)	15,718

Adjustments to reconcile net income (loss) to net cash provided by operating expenses:
Depreciation and amortization	2,852	3,673
Amortization of investments discounts	692	55
Accretion in value of securities	(741)	(989)
(Gain) loss on sale of securities	(3,621)	150
Unrealized (gain) loss of trading securities	(9,368)	5,377
Proceeds from trading securities sold:
Fixed maturities	31,148	76,122
Equity securities	10,512	9,609
Acquisition of securities in trading portfolio:
Fixed maturities	(49,452)	(74,557)
Equity securities	(11,217)	(10,137)
Increase in provision for doubtful receivables	682	910
(Gain) loss on sale of property and equipment	(45)	1
(Increase) decrease in assets:
Premiums receivable	(18,342)	(18,200)
Accrued interest receivable	226	(79)
Reinsurance receivable	(2,477)	(1,364)
Other receivables	(2,816)	375
Deferred policy acquisition costs	(1,615)	(1,930)
Other assets	(1,352)	2,936
Increase (decrease) in liabilities:
Claims processed and incomplete	(5,552)	8,477
Unreported losses	8,131	4,344
Unpaid loss-adjustment expenses	936	1,224
Unearned premiums	3,567	2,935
Individual retirement annuities	683	394
Liability to FEHBP	9,763	(4,349)
Accounts payable and accrued liabilities	2,230	5,047
Income tax payable	62,953	(119)
Net deferred tax liability	(1,604)	683

Net cash provided by operating activities	$16,364	26,306

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) for the period from January 1, 2003 to June 30, 2003. Therefore, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2002.

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

Structure of the Organization

TSM is incorporated under the laws of the Commonwealth of Puerto Rico. It is the holding company of several entities, through which it offers a wide range of insurance products and services. These products and services are offered through the following TSM’s subsidiaries:

•	TSI, a health insurance company serving two major segments: the Commercial Program and the Commonwealth of Puerto Rico Healthcare Reform Program (the Healthcare Reform) of the Commonwealth of Puerto Rico;

•	Seguros Triple-S, Inc. (STS), a property and casualty insurance company; and

•	Seguros de Vida Triple-S, Inc. (SVTS), a life and disability insurance and annuity products company.

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

The Corporation has not distributed dividends by virtue of resolution of its shareholders. However, on April 27, 2003, at its Annual Meeting, a resolution was approved by the Shareholders acknowledging that the Board of Directors (the Board) may declare dividends subject to the Board’s determination that in their best judgment the payment of dividends is financially and legally feasible.

Recent Developments

Income taxes

TSI was exempt from Puerto Rico income taxes under a ruling issued by the Puerto Rico Treasury Department (PRTD). The Corporation was notified June 18, 2003 by the PRTD that the ruling recognizing TSI’s tax exemption was terminated effective December 31, 2002. The termination of the ruling responds to a new policy set by the PRTD according to which tax exemptions under Section 1101(6) of the Puerto Rico Internal Revenue Code will not apply to corporations organized as for-profit, which is TSI’s case.

On July 31, 2003, TSM and TSI executed a closing agreement with the PRTD. In general, the terms of the closing agreement establish the termination of TSI’s tax exemption effective December 31, 2002. Accordingly, since TSI’s tax status changed effective January 1, 2003, TSI is subject to Puerto Rico income taxes as an other than life insurance entity, as defined in the Puerto Rico Internal Revenue Code of 1994, as amended (the P.R. Code). As a result, TSI recorded during the second quarter of the year 2003, $11,480 and $(1,719) of current and deferred income tax expense (benefit), respectively, corresponding to the six months period ended June 30, 2003. In addition, TSI recorded a net deferred tax asset of $1,613.

The closing agreement also stipulates that TSM will pay taxes on TSI’s accumulated statutory net income, in accordance with the income recognition methodology applied by the Secretary of the Treasury in the closing agreement and the ruling mentioned above. The tax ruling established the following methodology for TSM to determine its tax liability:

•	TSI’s accumulated statutory net income while operating under the tax exemption, amounting to $132,763, was deemed distributed to TSM.

•	For tax purposes TSM recognized the exempt accumulated statutory net income as gross income. On this amount, TSM recognized an income tax liability amounting to $51,774, which was determined by applying a tax rate of 39% to the exempt accumulated statutory net income deemed distributed to TSM. The income tax was recorded by TSM within the current income tax expense presented in the consolidated statements of operations. Of this tax $37,000 were paid on July 31, 2003, the date of the closing agreement, and $14,774 is due on April 15, 2004.

Under a resolution prepared by the Puerto Rico House of Representatives (House of Representatives), the Banking and Insurance Committee conducted an investigation of TSI’s tax treatment under rulings issued by the PRTD that granted TSI’s tax exempt status. A similar investigation was approved by the Puerto Rico Senate. In addition, the PRTD was conducting an audit of TSI’s compliance with the requirements of the tax ruling. All three investigations on the tax exemption that had been conferred to TSI for over 20 years have been concluded. The House of Representatives and the Puerto Rico Senate concluded their investigations by recommending and providing for the termination of the tax exemption solely on account of TSI’s for-profit status and the fact that no other for-profit health insurer in Puerto Rico enjoys a tax exemption under section 1101(6) of the P.R. Code. The PRTD also concluded its investigation with no findings, and as mentioned above, changed its policy regarding tax exemptions under that particular section of the PR Code.

Healthcare Reform Segment

The premium rates of the Government Healthcare Reform contracts were renegotiated effective July 1, 2003 for a twelve-month period ending on June 30, 2004. As a result of this renegotiation, the premium rates of the Health Insurance – Healthcare Reform segment were increased by approximately 4.5%.

On March 1, 2003, the Government of Puerto Rico (the Government) announced that, effective July 1, 2003, it will begin a pilot project where it will be contracting healthcare services for the medically indigent population directly with some of the medical groups, instead of through the health insurance companies. This change was expected to decrease the Healthcare Reform segment’s enrollment by approximately 46 thousand members and related annualized premiums by approximately $30.0 million. However, during the month of June 2003 the Government announced that this pilot project will no longer be implemented in any of the areas serviced by TSI. This situation does not preclude the government from implementing in the future such pilot project in areas served by TSI.

Adoption of Accounting Standard

Effective January 1, 2003, the Financial Accounting Standards Board (the FASB) issued the Statement of Financial Accounting Standard (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Corporation to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Corporation would also record a corresponding asset which is depreciated over the life of the asset. The adoption of this standard did not have an impact on the Corporation’s financial position or results of operations.

Effective January 1, 2003, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The provisions of the statement related to SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on the Corporation’s financial statements.

Effective January 1, 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this statement were effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on the Corporation’s financial statements.

Effective January 1, 2003, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FASB Interpretation No. 45 did not have an impact on the Corporation’s financial statements.

Effective January 1, 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were effective for fiscal years ending after December 15, 2002. The provisions of SFAS No. 148 do not apply to the Corporation’s financial statements.

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

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Consolidated earned premiums, net and fee revenue:
Health Insurance - Commercial Program	$171,468	168,238	349,617	336,112
Health Insurance - Healthcare Reform	122,852	123,079	238,647	247,526
Property and casualty	18,254	14,364	37,307	30,452
Life and disability	4,205	3,845	9,408	7,658

	316,779	309,526	634,979	621,748

Consolidated claims incurred	$259,172	260,878	530,003	532,651
Consolidated operating expenses	39,917	38,642	78,407	77,353

Consolidated operating costs	$299,089	299,520	608,410	610,004

Consolidated loss ratio	81.8%	84.3%	83.5%	85.7%
Consolidated expense ratio	12.6%	12.5%	12.3%	12.4%

Consolidated combined ratio	94.4%	96.8%	95.8%	98.1%

Net investment income	$6,286	6,359	12,384	12,349
Realized gain (loss) on sale of securities	6,644	6	3,621	(150)
Unrealized gain (loss) on trading securities	7,276	(5,662)	9,368	(5,377)

Total consolidated net investment income	$20,206	703	25,373	6,822

Consolidated income tax expense	$61,941	781	62,657	1,281

Consolidated net income (loss) per segment:
Health Insurance - Commercial Program	$19,435	6,898	24,289	10,425
Health Insurance - Healthcare Reform	3,505	(555)	7,920	(407)
Property and casualty	2,899	1,411	5,466	3,143
Life and disability	1,498	1,523	3,103	2,287
Other	(50,623)	(10)	(50,587)	270

Consolidated net income (loss)	$(23,286)	9,267	(9,809)	15,718

Three Months Period Ended June 30, 2003 Compared to Three Months Period Ended June 30, 2002

Consolidated earned premiums, net and fee revenue for the three months period ended June 30, 2003 increased by $7.3million, or 2.3%, when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to a combined increase of $7.1 million in the earned premiums, net and fee revenue of the Health Insurance –Commercial Program and the Property and Casualty Insurance segments.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $3.9 million or 27.1% during this period. This increase is due to the production of new business in the dwelling, commercial auto liability and commercial multiperil lines of business. Premium rates, particularly those of the commercial lines of business, have remained consistent with the premium rates for year 2002.

•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial segment increased by $3.2 million, or 1.9%, during this period. A change in the mix of the business subscribed and increases in premium rates account for the segment’s increase in earned premiums and fee revenue for the period.

Consolidated claims incurred for the three months period ended June 30, 2003 reflect a decrease of $1.7 million, or 0.7%, when compared to the claims incurred for the three months period ended June 30, 2002. The consolidated loss ratio reflects a decrease of 2.5 percentage points during this period. The decrease in the loss ratio is the result of management’s ability to adjust its pricing strategy to cope with the increase in claims costs and the implementation of several measures for cost containment. The consolidated expense ratio for the three months period ended June 30, 2003 increased by 0.1 percentage points when compared to the consolidated expense ratio for the same period of the prior year.

The consolidated realized gain on sale of securities of $6.6 million and $6 thousand for the three months periods ended June 30, 2003 and 2002, respectively, is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available-for-sale securities. The realized gain during the second quarter of the year 2003 is mostly due to the sale of common stocks of Popular Inc., which generated a realized gain of approximately $6.1 million.

The consolidated unrealized gain (loss) on trading securities of $7.3 million and $(5.7) million for the three months period ended June 30, 2003 and 2002, respectively, is related to investments held by the Health Insurance – Commercial Program, Health Insurance – Healthcare Reform, Property and Casualty Insurance and Life and Disability Insurance segments. This unrealized gain (loss) is mostly attributed to the performance of certain equity holdings in the portfolios of such segments that replicate the Standard & Poors 500 Index (the S&P Index). The S&P Index experienced an increase of 14.9% during the second quarter of the year 2003 while it experienced a decrease of 14.8% during the second quarter of the year 2002.

The consolidated income tax expense for the three months period ended June 30, 2003 increased by $61.2 million when compared to the same period of the prior year. This increase is due to the effect of the following:

•	On June 18, 2003, the Corporation was notified by the Puerto Rico Treasury Department (PRTD) that TSI’s tax exemption was terminated effective December 31, 2002. As a result, since effective January 1, 2003 TSI is subject to Puerto Rico income taxes, the Health Insurance - Commercial Program and Healthcare Reform segments recorded in the second quarter of the year 2003 $4.9 million each as income tax expense for the six months period ended June 30, 2003.

•	On July 31, 2003, the TSM and TSI executed a closing agreement with the PRTD that stipulated that the statutory net income accumulated while TSI operated under the tax ruling was deemed distributed to TSM. As a result, TSM recognized an income tax liability amounting to $51.8 million, which was recorded in the second quarter of the year 2003.

Six Months Period Ended June 30, 2003 Compared to Six Months Period Ended June 30, 2002

Consolidated earned premiums, net and fee revenue for the six months period ended June 30, 2003 increased by $13.2 million or 2.1% when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to the net of an increase of $20.4 million in the earned premiums, net and fee revenue of the Health Insurance –Commercial Program and the Property and Casualty Insurance segments and a decrease of $8.9 million in the earned premiums, net of the Health Insurance – Healthcare Reform segment.

•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial segment increased by $13.5 million or 4.0% during this period. A change in the mix of business subscribed and increases in premium rates account for the segment’s increase in earned premiums and fee revenue for the period.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $6.9 million or 22.5% during this period. This increase is due to the production of new business in the dwelling and commercial multiperil lines of business during this period. Premium rates, particularly in the commercial lines of business, have remained consistent with the premium rates for year 2002.

•	The earned premiums, net corresponding to the Health Insurance – Healthcare Reform segment decreased by $8.9 million or 3.6% during this period. This decrease is the net result of a decrease in average membership and an increase in premium rates effective July 1, 2002.

•	The earned premiums, net of the Life and Disability Insurance segment increased by $1.8 million during this period.

Consolidated claims incurred for the six months period ended June 30, 2003 reflect a decrease of $2.6 million, or 0.5%, when compared to the claims incurred for the six months period ended June 30, 2002. The consolidated loss ratio reflects a decrease of 2.2 percentage points during this period. The decrease in the loss ratio is the result of management’s ability to adjust its pricing strategy to cope with the increase in claims costs and the implementation of several measures for cost containment. The consolidated expense ratio for the six months period ended June 30, 2003 decreased by 0.1 percentage points when compared to the consolidated expense ratio for the same period of the prior year.

The consolidated realized gain (loss) on sale of securities of $3.6 million and $(150) thousand for the six months periods ended June 30, 2003 and 2002, respectively, is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available-for-sale securities. During second quarter of the year 2003 the Corporation realized a gain of approximately $6.1 million as a result of the sale of common stocks of Popular Inc.

The consolidated unrealized gain (loss) on trading securities of $9.4 million and $(5.4) million for the six months periods ended June 30, 2003 and 2002, respectively, is related to investments held by the Health Insurance – Commercial Program, Health Insurance – Healthcare Reform, Property and Casualty Insurance and the Life and Disability Insurance segments. This unrealized gain is mostly attributed to the effect of the following:

•	This unrealized gain (loss) is mostly attributed to the performance of certain equity holdings in the portfolios of such segments that replicate the Standard & Poors 500 Index (the S&P Index). The S&P Index experienced an increase of 10.8% during the first half of the year 2003 while it experienced a decrease of 13.8% during same period of the year 2002.

•	In addition, during the first quarter of the year 2003 the Corporation sold certain investments with unrealized losses within such portfolios. This caused approximately $3.0 million in realized losses and had the effect of reducing the unrealized losses within the trading portfolio by the same amount.

The consolidated income tax expense for the six months period ended June 30, 2003 increased by $61.4 million when compared to the same period of the prior year. This increase is due to the effect of the following:

•	On June 18, 2003, the Corporation was notified by the Puerto Rico Treasury Department (PRTD) that TSI’s tax exemption was terminated effective December 31, 2002. As a result, since effective January 1, 2003 TSI is subject to Puerto Rico income taxes, the Health Insurance - Commercial Program and Healthcare Reform segments recorded in the second quarter of the year 2003 $4.9 million each as income tax expense for the six months period ended June 30, 2003.

•	On July 31, 2003, the TSM and TSI executed a closing agreement with the PRTD that stipulated that the statutory net income accumulated while TSI operated under the tax ruling was deemed distributed to TSM. As a result, TSM recognized an income tax liability amounting to $51.8 million, which was recorded in the second quarter of the year 2003.

Health Insurance – Commercial Program Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Average enrollment:
Corporate accounts	300,649	313,945	307,103	315,235
Self-funded employers	129,538	124,984	128,352	125,476
Individual accounts	84,416	82,645	84,010	82,015
Federal employees	54,158	55,829	54,239	55,971
Local government employees	43,447	43,477	43,503	43,537

Total enrollment	612,208	620,880	617,207	622,234

Earned premiums	$169,010	167,980	345,076	333,646
Amounts attributable to self-funded arrangements	40,200	37,321	80,337	72,655
Less: Amounts attributable to claims under self-funded arrangements	(37,191)	(36,379)	(74,550)	(68,837)

Earned premiums and fee revenue	$172,019	168,922	350,863	337,464

Claims incurred	$138,164	137,558	292,721	283,362
Operating expenses	21,861	22,752	43,020	44,555

Total underwriting costs	$160,025	160,310	335,741	327,917

Underwriting income	$11,994	8,612	15,122	9,547

Loss ratio	80.3%	81.4%	83.4%	84.0%
Expense ratio	12.7%	13.5%	12.3%	13.2%

Combined ratio	93.0%	94.9%	95.7%	97.2%

Net investment income	$2,654	2,759	5,273	5,317
Realized gain (loss) on sale of securities	4,737	113	2,434	(61)
Unrealized gain (loss) on trading securities	5,028	(4,442)	6,578	(4,056)

Total net investment income (loss)	$12,419	(1,570)	14,285	1,200

Net income	$19,435	6,898	24,289	10,425

Three Months Period Ended June 30, 2003 Compared to Three Months Period Ended June 30, 2002

Earned premiums, net and fee revenue for the three months period ended June 30, 2003 reflect an increase of $3.1 million, or 1.8%, when compared to the three months period ended June 30, 2002. This increase is the result of the following:

•	This segment has been successful in monitoring premium rates, particularly in the rated Corporate Accounts business, assuring adequate premium rates that cover actual claims trends. Premium rates increased, in average, 3.3% during this period. Increases in premium rates and a change in the mix of the business subscribed account for the increase in earned premiums and fee revenue, net for the period.

•	Average enrollment as of June 30, 2003 decreased by 8,672 members, or 1.4%, when compared to the average enrollment as of the same date of last year. The decrease in average enrollment is mostly reflected in the Corporate Accounts groups and Federal Employees, which membership decreased by 13,296 members, or 4.2%, and 1,671, or 3.0%, during this period respectively. The average enrollment of the Self-funded Employers and Individual Accounts reflect an increase in membership by 4,554, or 3.6% and 1,771, or 2.1%, during this period, respectively.

Claims incurred during the three months period ended June 30, 2003 increased by $606 thousand or 0.4% when compared to the same period in 2002. The segment’s loss ratio for the three months period ended June 30, 2003 decreased by 1.1 percentage points when compared to the loss ratio for the three months period ended June 30, 2002. The segment has been able to control the increase in the loss ratio with its better premium pricing and claims costs containment measures established throughout the years. As a result of these cost containment initiatives, cost and utilization trends have remained at levels consistent with pricing and margin objectives. The consistency in the loss ratio reflects that the segment has been able to keep increases in premium rates consistent with claims trends.

The operating expenses for the three months period ended June 30, 2003 reflect a decrease of $891 thousand, or 3.9%, when compared to the three months period ended June 30, 2002. This decrease is due to non recurring expenses incurred in the second quarter of the year 2002. The expense ratio for the three months period ended June 30, 2003 decreased by 0.8 percentage points compared to the three months period ended June 30, 2002.

Six Months Period Ended June 30, 2003 Compared to Six Months Period Ended June 30, 2002

Earned premiums and fee revenue, net for the six months period ended June 30, 2003 reflect an increase of $13.4 million, or 4.0%, when compared to the six months period ended June 30, 2002. This increase is the result of the following:

•	This segment has been successful in monitoring premium rates, particularly in the rated Corporate Accounts business, assuring adequate premium rates that cover actual claims trends. Premium rates increased, in average, 5.6% during this period. Increases in premium rates and a change in the mix of the business subscribed account for the increase in earned premiums and fee revenue for the period.

•	Average enrollment as of June 30, 2003 decreased by 5,027 members, or 0.8%, when compared to the enrollment as of the same date of last year. The decrease in average enrollment is mostly reflected in the Corporate Accounts groups and Federal Employees, which membership decreased by 8,132 members, or 2.6%, and 1,732, or 3.1%, during this period respectively. The average enrollment of the Individual Accounts and Self-funded Employers reflect an increase in membership by 2,876, or 2.3% and 1,995, or 2.4%, during this period, respectively.

Claims incurred during the six months period ended June 30, 2003 increased by $9.4 million or 3.3% when compared to the same period in 2002. The segment’s loss ratio for the six months period ended June 30, 2003 decreased by 0.6 percentage points when compared to the loss ratio for the six months period ended June 30, 2002. The segment has been able to control the increase in the loss ratio with its better premium pricing and claims costs containment measures established throughout the years. As a result of these cost containment initiatives, cost and utilization trends have remained at levels consistent with pricing and margin objectives. The consistency in the loss ratio reflects that the segment has been able to keep increases in premium rates consistent with claims trends.

The operating expenses for the six months period ended June 30, 2003 reflect a decrease of $1.5 million, or 3.4%, when compared to the six months period ended June 30, 2002. This decrease is due to cost control measures established since no enrollment increase was experienced during the period. The expense ratio for the six months period ended June 30, 2003 decreased by 0.9 percentage points compared to the six months period ended June 30, 2002.

Health Insurance – Healthcare Reform Program Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Average enrollment:
North area	238,137	251,251	239,510	254,069
Metro-north area	225,727	167,529	227,083	168,458
Southwest area	169,460	150,355	170,207	150,836
Northwest area	—	156,046	—	156,335

	633,324	725,181	636,800	729,698

Earned premiums	$122,852	123,079	238,647	247,526

Claims incurred	$108,786	113,711	212,953	229,695
Operating expenses	8,428	10,465	16,746	19,464

Total underwriting costs	$117,214	124,176	229,699	249,159

Underwriting income (loss)	$5,638	(1,097)	8,948	(1,633)

Loss ratio	88.6%	92.4%	89.2%	92.8%
Expense ratio	6.9%	8.5%	7.0%	7.9%

Combined ratio	95.4%	100.9%	96.3%	100.7%

Net investment income	$1,279	1,297	2,553	2,485
Realized gain (loss) on sale of securities	189	(170)	(109)	(167)
Unrealized gain (loss) on trading securities	1,385	(387)	1,622	(653)

Total net investment income	$2,853	740	4,066	1,665

Net income (loss)	$3,505	(555)	7,920	(407)

Three Months Period Ended June 30, 2003 Compared to Three Months Period Ended June 30, 2002

Earned premiums of the Healthcare Reform segment for the three months period ended June 30, 2003 reflect a decrease of $227 thousand or 0.2%, when compared to the same period of the prior year. This decrease is the result of the following:

•	The average monthly enrollment for this segment decreased by 91,857 insureds when comparing the average enrollment for the three months period ended June 30, 2003 to the three months period ended June 30, 2002. This decrease is due to the net effect of the following: the loss of seven municipalities of the Northwest area, which were merged into the West area (served by another carrier) effective July 1, 2002 and the fact that six new municipalities were assigned into areas serviced by the segment effective July 1, 2002.

•	Premium rates were increased by approximately 6.3% during the Healthcare Reform contract renegotiation processes. Premium rates were negotiated effective October 1, 2001 for a nine-month period and effective July 1, 2002 for a twelve-month period ending on June 30, 2003. In addition, the premium rates for the Metro-north and Southwest areas (areas in which the segment has experienced an increase in average enrollment) are higher than the premium rate of the Northwest area.

Claims incurred during the three months period ended June 30, 2003 reflect a decrease of $4.9 million, or 4.3%, when compared to the three months period ended June 30, 2002. This fluctuation is due to the segment’s decreased volume of business during the period. Also, during the three months period ended June 30, 2003, the loss ratio experienced a decrease of 3.8 percentage points. The decrease experienced in the loss ratio is the result of the effect of better premium pricing, a change in the mix of areas served and claims cost containment measures established throughout the years.

Operating expenses for the three months period ended June 30, 2003, decreased by $2.0 million, or 19.5%, when compared to the three months period ended June 30, 2002. This decrease is due to the segment’s decreased volume of business. The decrease in the expense ratio of 1.6 percentage points during this period is due to the fact that during the three months period ended June 30, 2002 the segment began the enrollment process of the new municipalities acquired effective July 1, 2002, thus incurring in expenses while the earned premiums of the new business was not received until the third quarter of the year 2002. In addition, there was a reduction on the expenses related to the segment’s compliance with the HIPAA regulation.

Six Months Period Ended June 30, 2003 Compared to Six Months Period Ended June 30, 2002

Earned premiums of the Healthcare Reform segment for the six months period ended June 30, 2003 decreased by $8.9 million, or 3.6%, when compared to the same period of last year. This decrease is the result of the following:

•	The average monthly enrollment for this segment decreased by 92,898 insureds when comparing the average enrollment for the six months period ended June 30, 2003 to the six months period ended June 30, 2002. This decrease is due to the net effect of the following: the loss of seven municipalities of the Northwest area, which were merged into the West area (served by another carrier) effective July 1, 2002 and the fact that six new municipalities were assigned into areas serviced by the segment effective July 1, 2002.

•	Premium rates were increased by approximately 6.3% during the Healthcare Reform contract renegotiation processes. Premium rates were negotiated effective October 1, 2001 for a nine-month period and effective July 1, 2002 for a twelve-month period ending on June 30, 2003. In addition, the premium rates for the Metro-north and Southwest areas (areas in which the segment has experienced an increase in average enrollment) are higher than the premium rate of the Northwest area.

Claims incurred during the six months period ended June 30, 2003 reflect a decrease of $16.7 million, or 7.3%, when compared to the six months period ended June 30, 2002. This fluctuation is due to the decrease in volume of business of the Healthcare Reform segment. Also, during the six months period ended June 30, 2003, the loss ratio experienced a decrease of 3.6 percentage points. The decrease experienced in the loss ratio is the result of the effect of better premium pricing, a change in the mix of areas served and claims cost containment measures established throughout the years.

Operating expenses for the six months period ended June 30, 2003, decreased by $2.7 million, or 14.0%, when compared to the six months period ended June 30, 2002. This decrease is due to the segment’s decreased volume of business. The decrease in the expense ratio of 0.9 percentage points during this period is due to the fact that during this period the segment began the enrollment process of the new municipalities acquired effective July 1, 2002, thus incurring in expenses while the earned premiums of the new business was not received until the third quarter of the year 2002. In addition, there was a reduction on the expenses related to the segment’s compliance with the HIPAA regulation.

Property and Casualty Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Premiums written:
Commercial multiperil	$11,590	11,075	25,633	23,484
Dwelling	6,752	4,409	11,505	8,365
Auto physical damage	3,499	3,778	6,993	8,019
Commercial auto liability	2,879	2,253	5,924	4,961
Medical malpractice	1,331	1,123	2,333	2,087
All other	4,824	3,235	7,862	5,581

Total premiums written	30,875	25,873	60,250	52,497

Premiums ceded	(13,750)	(11,560)	(20,185)	(16,519)
Change in unearned premiums	1,129	51	(2,758)	(5,526)

Net premiums earned	$18,254	14,364	37,307	30,452

Claims incurred	$10,645	8,287	20,455	16,088
Operating expenses	8,966	5,141	17,485	13,267

Total underwriting costs	$19,611	13,428	37,940	29,355

Underwriting income (loss)	$(1,357)	936	(633)	1,097

Loss ratio	58.3%	57.7%	54.8%	52.8%
Expense ratio	49.1%	35.8%	46.9%	43.6%

Combined ratio	107.4%	93.5%	101.7%	96.4%

Net investment income	$1,700	1,656	3,344	3,234
Realized gain on sale of securities	620	71	195	16
Unrealized gain (loss) on trading securities	956	(833)	1,261	(668)

Total net investment income	$3,276	894	4,800	2,582

Net income	$2,899	1,411	5,466	3,143

Three Months Period Ended June 30, 2003 Compared to Three Months Period Ended June 30, 2002

Total premiums written for the three months period ended June 30, 2003 increased by $5.0 million, or 19.3%, when compared to the three months period ended June 30, 2002. This increase is mostly reflected in the premiums written for the dwelling, commercial auto liability and commercial multiperil lines of business, which experienced an increase in premiums of $2.3 million, or 53.1%, $626 thousand, or 27.8%, and $515, or 4.7%, during this period, respectively. This increase is due to the production of new business since premium rates, particularly those of the commercial lines of business, have remained consistent with the premium rates for the year 2002.

Premiums ceded to reinsurers during the three months period ended June 30, 2003 increased by $2.2 million, or 18.9%, when compared to the same period for the prior year. The increase in the amount of premiums ceded in the property and casualty segment is directly related to its increased volume of business. The ratio of premiums ceded to premiums written reflects a decrease of 0.2 basis points, from 44.7% for the three months period ended June 30, 2002 to 44.5% for the same period of the year 2003.

The increase in the claims incurred of $2.4 million, or 28.5%, is basically due to the segment’s increased volume of business. The property and casualty loss ratio experienced an increase of 0.6 percentage points during the three months period ended June 30, 2003 as compared to the same period of the prior year. The operating expenses for the three months period ended June 30, 2003 increased by $3.8 million when compared to the operating expenses for the three months period ended June 30, 2002. The expense ratio increased by 13.3 percentage points during this period. The increase in the expense ratio is basically the result of a decrease in reinsurance commission income from the proportional reinsurance treaties.

Six Months Period Ended June 30, 2003 Compared to Six Months Period Ended June 30, 2002

Total premiums written for the six months period ended June 30, 2003 increased by $7.8 million, or 14.8%, when compared to the six months period ended June 30, 2002. This increase is mostly reflected in the premiums written for the dwelling and commercial multiperil lines of business, which experienced an increase in premiums of $3.1 million, or 37.5%, and $2.1 million, or 9.2%, during this period, respectively. This increase is due to the production of new business since premium rates, particularly in the commercial lines of business, have remained consistent with the premium rates for year 2002.

Premiums ceded to reinsurers during the six months period ended June 30, 2003 increased by $3.7 million, or 22.2%, when compared to the same period for the prior year. The increase in the amount of premiums ceded in the property and casualty segment is directly related to its increased volume of business. The ratio of premiums ceded to premiums written reflects an increase of 2.0 basis points, from 31.5% as of June 30, 2002 to 33.5% as of June 30, 2003. The increase in the premiums ceded to premiums written ratio is due to the net effect of the following:

•	The effect of a new property quota share treaty, which has a higher cession percentage, coupled with the increase in property business subscribed during this period.

•	Catastrophe reinsurance costs increased by over 10% during this period. This increase is due to recent worldwide catastrophes.

•	A decrease resulting from the cancellation of a property surplus treaty, which propitiated a reinsurance portfolio transfer resulting in a net incoming business and a reduction in the amount of premiums ceded.

The increase in the claims incurred of $4.4 million, or 27.1%, is basically due to the segment’s increased volume of business. The property and casualty loss ratio experienced an increase of 2.0 percentage points during the six months period ended June 30, 2003 as compared to the same period of the prior year. This increase is mostly due to an increase in the frequency of the number of claims received in the auto liability line of business. The effect of this situation is offset by favorable underwriting results of the commercial multiperil line of business.

The operating expenses for the six months period ended June 30, 2003 increased by $4.2 million, or 31.8%, when compared to the operating expenses for the six months period ended June 30, 2002. The expense ratio increased by 3.3 percentage points during this period. The increase in the expense ratio is basically the result of a decrease in reinsurance commission income from the proportional reinsurance treaties and the effect of the reinsurance portfolio transfer.

Life and Disability Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2003	2002	2003	2002

Net earned premiums and commission income:
Earned premiums	$6,044	5,366	12,957	10,243
Earned premiums ceded	(1,959)	(1,660)	(3,831)	(2,895)

Net earned premiums	4,085	3,706	9,126	7,348

Commission income on reinsurance	120	139	282	310

Total	$4,205	3,845	9,408	7,658

Claims incurred	$1,577	1,322	3,874	3,506
Operating expenses	1,608	1,274	3,166	2,550

Total underwriting costs	$3,185	2,596	7,040	6,056

Underwriting income	$1,020	1,249	2,368	1,602

Loss ratio	37.5%	34.4%	41.2%	45.8%
Expense ratio	38.2%	33.1%	33.7%	33.3%

Combined ratio	75.7%	67.5%	74.8%	79.1%

Net investment income	$557	571	1,080	1,161
Realized gain (loss) on sale of securities	448	(8)	451	62
Unrealized loss on trading securities	(93)	—	(93)	—

Total net investment income	$912	563	1,438	1,223

Net income	$1,498	1,523	3,103	2,287

Three Months Period Ended June 30, 2003 Compared to Three Months Period Ended June 30, 2002

Earned premiums for the three months period ended June 30, 2003 increased by $678 thousand, or 12.6%, when compared to the three months period ended June 30, 2002. This increase is due to the increased volume of business experienced by the segment during this period. Total average certificates in force in the group life and group disability business as of June 30, 2003 increased by 28,215 certificates, or 8.5%, when compared to the same period for last year.

Premiums ceded to reinsurers during the three months period ended June 30, 2003 reflect an increase of $299 thousand, or 18.0%, when compared to the same period of the prior year. The ratio of premiums ceded to earned premiums increased from 30.9% for the three months period ended June 30, 2002 to 32.4% for the three months period ended June 30, 2003. The increase during this period in the amount of premiums ceded and in the ratio of premiums ceded to earned premiums is due to a change in the mix of business subscribed by the segment and each business reinsurance program. During this period in 2003, the segment subscribed more disability policies than in the same period of the prior year; this increasing trend of the disability business began during the year 2002. The disability insurance business has a higher cession percentage than the life insurance business, thus causing an increase in the amount of premiums ceded and an increase in the earned premiums ceded to earned premiums ratio.

Claims incurred for the three months period ended June 30, 2003 increased by $255 thousand, or 19.3%, when compared to the three months period ended June 30, 2002. The segment’s loss ratio reflects an increase of 3.1 percentage points during the same period. This increase is due to the fact that the segment has subscribed more disability policies than during 2002. The disability insurance business has a higher loss ratio than the life insurance business, thus contributing to the segment’s increased loss ratio.

The life and disability segment’s operating expenses reflect an increase of $334 thousand, or 26.2%, when compared to the prior period. The increase in the operating expenses is mostly the result of an increase in the commission expense, payroll and payroll related expenses and infrastructure projects, which are mostly attributed to the increase in the volume of business noted during this period.

Six Months Period Ended June 30, 2003 Compared to Six Months Period Ended June 30, 2002

Earned premiums for the six months period ended June 30, 2003 increased by $2.7 million, or 26.5%, when compared to the six months period ended June 30, 2002. This increase is mostly due to the following:

•	During the first quarter of the year 2003, the segment revised its methodology for estimating the premiums of its short term disability business. This revision resulted in a non-recurring adjustment to earned premiums of $1.1 million during that period.

•	In addition, the segment has experienced an increased volume of business during the six months period ended June 30, 2003 when compared to the same period of the year 2002. Total average certificates in force in the group life and group disability business as of June 30, 2003 increased by 30,565 certificates, or 9.2%, when compared to the same period for last year.

Premiums ceded to reinsurers during the six months period ended June 30, 2003 reflect an increase of $936 thousand, or 32.3%, when compared to the same period of the prior year. The ratio of premiums ceded to earned premiums increased was 29.6% and 28.3% for the six month period ended June 30, 2003 and 2002, respectively, an increase of 1.3 basis points. The increase in premiums ceded during this period is due to a change in the mix of business subscribed by the segment and each business reinsurance program. During this period in 2003, the segment subscribed more disability policies than in 2002; this increasing trend of the disability business began during the year 2002. The disability insurance business has a higher cession percentage than the life insurance business, thus causing an increase in the amount of premiums ceded and an increase in the earned premiums ceded to earned premiums ratio.

Claims incurred for the six months period ended June 30, 2003 increased by $368 thousand, or 10.5%, when compared to the six months period ended June 30, 2002, which is attributed to the segment’s increased volume of business during this period. The segment’s loss ratio however, reflects a decrease of 4.6 percentage points during the same period. This decrease in the loss ratio is attributed to the fact that during the first quarter of the year 2003, the segment revised its methodology for estimating the premiums of its short term disability business. This revision resulted in a non-recurring adjustment to earned premiums of $1.1 million, which alters the loss ratio of the six months period ended June 30, 2003.

The life and disability segment’s operating expenses reflect an increase of $616 thousand, or 24.2%, when compared to the prior period. The increase in the operating expenses is mostly the result of an increase in the commission expense, payroll and payroll related expenses and infrastructure projects, which are mostly attributed to the increase in the volume of business noted during this period.

Liquidity and Capital Resources

Cash Flows

The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.

As of June 30, 2003 and December 31, 2002, the Corporation’s cash and cash equivalents amounted to $80.4 million and $82.8 million, respectively. The sources of funds considered in meeting the objectives of the Corporation’s operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.

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

Net cash flows provided by operating activities amounted to $16.4 million and $26.3 million for the six months periods ended June 30, 2003 and 2002, respectively, a decrease of $9.9 million. This decrease in cash flows provided by operating activities is mainly attributed to the net effect of the following:

•	The amount of cash paid to suppliers and employees reflects an increase of $10.8 million when comparing the six months period ended June 30, 2003 with the six months period ended June 30, 2002. The amount of cash paid to suppliers and employees increased mostly as a result of additional commission expense generated from the acquisition of new business.

•	The amount of claims losses and benefits paid for the six months period ended June 30, 2003 reflect an increase of $7.9 million when compared to the same amount of the prior year. The increase in the amount of claims losses and benefits paid is mostly the result of the segments’ increased volume of business and an increase in the cost of claims.

•	The net acquisitions of investments in the trading portfolio increased by $20.0 million for the six months period ended June 30, 2003, when compared to the six months period ended June 30, 2002.

•	During the six months period ended June 30, 2003 the Corporation collected approximately $13.0 million from the contingency reserve funds of the Federal Employees Health Benefit Plan (FEHBP). The contingency reserve funds payment corresponding to the year 2002 had not been received as of June 30, 2002.

•	Premiums collected increased by $13.7 million when comparing collections during the six months period ended June 30, 2003 with the six months period ended June 30, 2002. This increase is mostly the result of the increased volume of business and increased premium rates of the operating segments.

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

Net cash flows used in investing activities amounted to $23.3 million and $21.5 million for the six months periods ended June 30, 2003 and 2002, respectively. The cash flows used in investing activities during these periods are attributed to the investment of the excess cash generated from the operations. Total acquisition of investments exceeded the proceeds from investments sold or matured by $20.8 million and $19.2 million during the six months periods ended June 30, 2003 and 2002, respectively.

Cash Flows from Financing Activities

Net cash flows provided by (used in) financing activities amounted to $4.6 million and ($5.7) million for the six months periods ended June 30, 2003 and 2002, respectively. The increase of $10.3 million when compared to the same period of the prior year is mainly due to the combined effect of the following:

•	The proceeds from individual retirement annuities increased by $4.9 million when comparing the proceeds during the six months period ended June 30, 2003 with those for the six months period ended June 30, 2002. In addition, the surrenders of individual retirement annuities decreased by $3.3 million during the six months period ended June 30, 2003.

•	The payments of long-term debt decreased from $1.9 million for the six months period ended June 30, 2002 to $683 thousand for the six months period ended June 30, 2003, a decrease of $1.2 million. This decrease is due to additional payments made during the 2002 period over the scheduled principal payments of the credit agreements.

•	The change in outstanding checks in excess of bank balances reflects an increase of $817 thousand during the six months period ended June 30, 2003 compared to the six months period ended June 30, 2002. The amount of checks in excess of bank balances represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

Financing and Financing Capacity

The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of June 30, 2003, the Corporation had $121.0 million in available credit under these agreements, although there is no balance due as of that date.

In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates determined by the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of June 30, 2003, the two credit agreements have an outstanding balance of $33.3 million and $16.0 million and an average annual interest rate of 3.2% and 2.6%, respectively. These credit agreements contain several restrictive covenants, including, but not limited to, restrictions to incur additional indebtedness and the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of June 30, 2003, management believes the Corporation is in compliance with these covenants. Further details regarding these credit agreements are incorporated by reference to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s December 31, 2002 Form 10-K.

The Corporation was notified on June 18, 2003, by the PRTD that the ruling recognizing TSI’s tax exemption was terminated effective December 31, 2002, thus making TSI a taxable entity. In addition on July 31, 2003 the TSM and TSI executed a closing agreement with the PRTD that stipulated that TSM will pay taxes on TSI’s accumulated statutory net income. As a result, TSM recognized an income tax liability amounting to $51,774. The termination of TSI’s tax exemption and the assessment made in the closing agreement requires of the Corporation the following payments:

•	Of the income tax liability amounting recognized by TSM, $37,000 were paid on July 31, 2003, the date of the closing agreement, and $14,774 are due on April 15, 2004. To pay for the first installment of this assessment the Corporation used its available short-term borrowings facilities. The amount borrowed is expected to be paid from cash flows generated from operations as well as from the maturity of investments. The remaining balance is also expected to be paid from the operating cash flows of the Corporation and the maturity of investments.

•	Effective January 1, 2003, TSI is subject to Puerto Rico income taxes as an other than life insurance entity, as defined in the Puerto Rico Internal Revenue Code of 1994, as amended. As of June 30, 2003, TSI’s current income tax expense amounted to $11,480. The Corporation expects to pay for the amount of current income taxes owed by TSI to the PRTD out of the cash flows from operations. This payment is expected to be made during the second quarter of the year 2004, when the 2003 tax returns are due for filing.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Corporation is exposed to certain market risks that are inherent in the Corporation’s financial instruments, which arise from transactions entered into in the normal course of business. The Corporation has exposure to market risk mostly in its investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices. No material changes have occurred in the Corporation’s exposure to financial market risks since December 31, 2002. A discussion of the Corporation’s market risk as of December 31, 2002 is incorporated by reference to Item 7a of the Corporation’s Form 10-K.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

Internal Control Over Financial Reporting. There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. Legal Proceedings

(a)	As of June 30, 2003, the Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position and results of operations.

(b)	On December 6, 1996, the Commissioner of Insurance issued an order to annul the sale of 1,582 shares of common stock that TSI repurchased from the estate of deceased stockholders. TSI contested such order through an administrative and judicial review processes. Consequently, the sale of 1,582 stocks was cancelled and the amount paid was returned to each former stockholder. During the year 2000, the Commissioner of Insurance issued a pronouncement providing further clarification of the content and effect of the order. This order also required that all corporate decisions undertaken by TSI through the vote of its stockholders on record, be ratified in a stockholders’ meeting or in a subsequent referendum. In November 2000, TSM, as the sole stockholder of TSI, ratified all such decisions. Furthermore, on November 19, 2000, TSM held a special stockholders’ meeting, where a ratification of these decisions was undertaken except for the resolutions related to the approval of the Reorganization of TSI and its subsidiaries. This resolution did not reach the two-thirds majority required by the order because the number of shares that were present and represented at the meeting was below such amount (total shares present and represented in the stockholders’ meeting was 64%). As stipulated in the order, TSM began the process to conduct a referendum among its stockholders in order to ratify such resolution. The process was later suspended because upon further review of the scope of the order, the Commissioner of Insurance issued an opinion in a letter dated January 8, 2002 which indicated that the ratification of the corporate reorganization was not required.

In another letter to TSI dated March 14, 2002, the Commissioner of Insurance of Puerto Rico stated that the ratification of the corporate reorganization was not required and that TSI had complied with the Commissioner’s order of October 6, 1999 related to the corporate reorganization. Thereafter, two of TSM’s stockholders filed a petition for review of the Commissioner’s determination before the Puerto Rico Circuit Court of Appeals, such petition was opposed by TSI and by the Commissioner of Insurance.

Pursuant to that review, on September 24, 2002, the Puerto Rico Circuit Court of Appeals issued an order requiring the Commissioner of Insurance to order that a meeting of shareholders be held to ratify TSI’s corporate reorganization and the change of name of TSI from “Seguros de Servicios de Salud de Puerto Rico, Inc.” to “Triple-S, Inc.”. The Circuit Court of Appeals based its decision on administrative and procedural issues directed at the Commissioner of Insurance. The Commissioner of Insurance filed a motion of reconsideration with the Circuit Court of Appeals on October 11, 2002. TSM and TSI also filed a motion of reconsideration.

On October 25, 2002 the Circuit Court of Appeals dismissed the Commissioner of Insurance’s Motion for Reconsideration. In addition, the Circuit Court of Appeals ordered the two stockholders who filed the petition for review to reply within twenty (20) days to TSI’s and TSM’s Motion of Reconsideration.

On May 18, 2003, the Circuit Court of Appeals granted TSI’s and TSM’s Motion to Reconsider. The Circuit Court held that the Commissioner of Insurance had the authority to waive the celebration of a referendum to ratify TSI’s reorganization and that therefore the reorganization of TSI was approved by the stockholders, inasmuch as the 1,582 shares annulled were not decisive.

On June 26, 2003, the two shareholders presented a writ of certiotari before Puerto Rico’s Supreme Court. TSI and TSM filed a Motion opposing the issuance of the writ. The matter is currently pending.

(c)	On May 22, 2003 a class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all other similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association and multiple other insurance companies including TSI.

The individual Plaintiffs bring this action on behalf of themselves and a class of similarly situated physicians seeking redress for alleged illegal acts of the defendants which they allege have resulted in a loss of their property and a detriment to their business, and for declaratory and injunctive relief to end those practices and prevent further losses. Plaintiffs alleged that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to doctors so that they are not paid in a timely manner for the covered, medically necessary services they render.

The class action complaint alleges that TSI’s health care plans are the agents of Blue Cross and Blue Shield licensed entities, and as such has committed the acts alleged above and acted within the scope of their agency, with the consent, permission, authorization and knowledge of the others, and in furtherance of both their interest and the interests of other defendants.

Management believes that TSI was brought to this litigation for the sole reason of being associated with the Blued Cross and Blue Shield Association and that none of the allegations made by the Plaintiffs are applicable to TSI. Therefore, TSI pursuant to the advice of legal counsel will move for the dismissal of the complaint against TSI.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

Special Meeting

The Corporation held a Special Meeting of Shareholders on October 13, 2002 (the “Special Meeting”) to vote on a series of amendments to its Articles of Incorporation and By-laws, relating to changes to its capital structure in order to allow an expansion of its base of shareholders. At the Special Meeting, only 57.3% of total shares outstanding were represented, but more than 75.0% were required in order to take a vote to implement the proposals to amend the Corporation’s capital structure. Therefore, a resolution to recess the Special Meeting and continue it at a later date was put to a vote. This Resolution received 5,190 votes in favor, 165 votes against and 3 abstentions and, therefore, it was approved.

On February 23, 2003, the Corporation continued the Special Meeting commenced on October 13, 2002. In the continuation of the Special Meeting 98.4% of the shares present and represented voted in favor of continuing the meeting at a later date. This was necessary since 69% of total shares outstanding were represented at the Special Meeting and 75% or more was required in order to take a vote to implement the proposals to amend TSM’s capital structure. Therefore, a resolution to recess the Special Meeting and continue it at a later date was approved with 6,302 votes in favor, 81 votes against and 21 abstentions.

On April 26, 2003, the Corporation continued the Special Meeting commenced on October 13, 2002. In this Special Meeting the following two resolutions were considered:

Resolution Number 1: was presented by the Board of Directors in order to approve the amendments to the Articles of Incorporation of TSM, attached as Appendix A to the Definitive Proxy Statement, which were required in order to implement the Proposal approved by the Shareholders in the Annual Shareholders Meeting held on April 29, 2001 to increase the shareholders base and to enable the spouse or the heirs of a Shareholder to be shareholders of TSM. The final approval of this Resolution Number 1 was subject to the approval by the Shareholders of Resolution Number 2.

In order to approve this Resolution, it was required the affirmative vote of three fourths of the voting shares issued and outstanding as required, that is 75%. This resolution was not approved, since of the 9,337 voting shares issued and outstanding, it received 71.3% (6,660) votes in favor, 3.3% (310) votes against and 0.5% (39) abstentions.

Resolution Number 2: was presented by the Board of Directors in order to approve the amendments to the By-laws of TSM, attached as Appendix B to the Proxy Statement, which were required in order to implement the Proposal approved by the Shareholders in the Annual Shareholders Meeting held on April 29, 2001 to increase the shareholders base and to enable the spouse or the heirs of a Shareholder to be shareholders of TSM. The final approval of this Resolution Number 2 was subject to the approval by the Shareholders of Resolution Number 1.

This Resolution was not approved since it was subject to the approval of Resolution Number 1, which was not approved. Of the 9,337 voting shares issued and outstanding, it received 71.3% (6,660) votes in favor, 3.3% (311) votes against and 0.5% (38) abstentions.

Annual Meeting

The Corporation held its 2003 annual meeting of shareholders on April 27, 2003. The Shareholders considered and voted upon the election of six directors and six resolutions. Summaries of said proposals and voting results were as follows:

Proposals of the Board of Directors:

Election of Directors: The election of six (6) directors who will serve for a term of three (3) years. The directors had to be elected by a majority of the affirmative votes of the issued and outstanding shares with the right to vote in the elections for directors that are present or represented by proxy at the Annual Meeting, pursuant to Section A of Article 7-1 of the By-laws of TSM and Article 7.06(C) of the General Corporations Law of 1995, as amended. At the Annual Meeting, six directors were elected by ballot, each serving a term of three years; therefore, until April 2006. At the moment of voting, 4,361 shares were present or represented.

All candidates recommended by the Board of Directors were elected. Two directors were required to be representatives of the community: (1) Mr. José Arturo Álvarez-Gallardo, who received 4,176 votes in favor, and (2) CPA Vicente J. León-Irizarry, who received 4,176 votes in favor. Four directors were required to be physicians or dentists: (1) Dr. Valeriano Alicea-Cruz, who received 4,128 votes in favor, (2)

Dr. Porfirio E. Díaz-Torres, who received 4,140 votes in favor, (3) Dr. Fernando L. Longo, who received 4,107 votes in favor, and (4) Dr. Jesús R. Sánchez-Colón, who received 4,109 votes in favor.

Resolution Number 1: was presented by the Board of Directors of TSM to acknowledge that the Board of Directors may declare dividends subject to the determination of the Board of Directors that in their best judgment the payment of such dividends is financially and legally feasible and that in determining the amount to declare as a dividend, the Board of Directors shall only take in consideration TSM’s profits and the dividends received from the Subsidiaries that operate as for profit corporations, and shall not take into consideration the investment of TSM in TSI and TSI’s operating reserves.

In order for this Resolution to be approved it had to receive the affirmative vote of a majority of the shares issued and outstanding with the right to vote that are present or represented at the Annual Meeting. Of 4,398 shares present or represented at the moment of voting, this Resolution received 4,034 votes in favor, 207 votes against and 89 abstentions. Therefore, this resolution received the required votes in favor and it was approved.

Resolution Number 2: was presented by the Board of Directors of TSM in order for its Shareholders to ratify their interest that TSI continues with its tax treatment as a non-profit organization and with the corresponding conditions imposed by the Treasury Department in the Tax Exemption Ruling.

In order for this Resolution to be approved, it had to receive the affirmative vote of a majority of the shares issued and outstanding with the right to vote that are present or represented at the Annual Meeting. Of 4,398 shares present or represented at the moment of voting, this Resolution received 3,884 votes in favor, 438 votes against and 70 abstentions. Therefore, this Resolution received the required votes in favor and it was approved.

Resolution Number 3: was presented by the Board of Directors of TSM in order to amend Article 8-5 and Section C of Article 8-11 of the By-laws of TSM to state that the Board of Directors will name the Chair of the Audit Committee and the rest of the directors that form part of said Committee.

In order for this Resolution to be approved, it had to receive the affirmative vote of the majority of the shares issued and outstanding with the right to vote at the Annual Meeting since it is an amendment to the By-laws of TSM, pursuant to Section A of Article 9-1 (Chapter 9 – Amendments). Of 4,398 shares present or represented at the moment of voting, this Resolution received 4,010 votes in favor, 126 votes against and 118 abstentions. Therefore, this Resolution received the required votes in favor and it was approved.

Resolution Number 4: was presented by the Board of Directors of TSM to amend Article Eighth of the Articles of Incorporation and Article 4-2 of the By-laws of TSM to allow the voting shares of a Shareholder to be registered in the books of TSM under the name of the spouse or heirs of such Shareholder, if they are physicians or dentists, without exceeding the 21 share limit. This Resolution was considered in the Annual Meeting since the Resolutions Number 1 and 2 presented at the Continuation of the Special Meeting were not approved.

In order for this Resolution to be approved, it had to receive the affirmative vote of no less than two thirds of the shares issued and outstanding with the right to vote since it is an amendment to the Articles of Incorporation, pursuant to Section A of Article Thirteenth of the Articles of Incorporation. This Resolution was not approved, since, of the 9,337 voting shares issued and outstanding, it received 43.03% (4,018) votes in favor, 3.50% (327) votes against and 0.50% (47) abstentions.

Proposals of the Shareholders:

Resolution Number 5: was presented by Francisco J. Echegaray-Espada, MD, shareholder of TSM, to encourage the Board of Directors of TSM update the results of the Study about the Development of the Corporation and present the same to the Shareholders, since from the date the Study was prepared up to the present, various positive changes have occurred in the development and financial results of the

Corporation.

In order for this Resolution to be approved, it had to receive the affirmative vote of the majority of the shares issued and outstanding with the right to vote that are present or represented at the Annual Meeting. Of 4,398 shares present or represented at the moment of voting, this Resolution received 4,072 votes in favor, 197 votes against and 111 abstentions. Therefore, this Resolution received the required votes in favor and it was approved.

Resolution Number 6: was presented by Eliseo Roques, MD, and Leslie H. López-Vélez, DDS, shareholders of TSM, to encourage the Board of Directors evaluate the benefits of TSI continuing its operations as a non-profit organization and the desirability of TSM operating as a for-profit organization in order to be able to pay dividends. The Shareholders should be notified of the results of this evaluation no later than two (2) months prior to the next TSM’s Regular Annual Shareholders Meeting.

In order for this Resolution to be approved, it had to receive the affirmative vote of the majority of the shares issued and outstanding with the right to vote that were present or represented at the Annual Meeting. Of 4,398 shares present or represented at the moment of voting, this Resolution received 4,223 votes in favor, 84 votes against and 63 abstentions. Therefore, this Resolution received the required votes in favor and it was approved.

Item 5. Other Information

(a)	On April 28, 2003, the Board of Directors of TSM held a special meeting where it appointed the officers of the Board of Directors, which were effective immediately. The members of the Board of Directors are as follows:

Dr. Fernando J. Ysern-Borrás, Chairman of the Board of Directors
Dr. Wilmer Rodríguez-Silva, Vice-Chairman of the Board of Directors
Dr. Jesús R. Sánchez-Colón, Secretary of the Board of Directors
Dr. Arturo R. Córdova-López, Assistant Secretary of the Board of Directors
CPA Vicente J. León-Irizarry, Treasurer of the Board of Directors
CPA Sonia Gómez de Torres, Assistant Treasurer of the Board of Directors
CPA Ramón Ruiz-Comas, CPA, President and Chief Executive Officer
Dr. Fernando L. Longo
Dr. Wilfredo López-Hernández
Dr. Valeriano Alicea-Cruz
Dr. Porfirio E. Díaz-Torres
Mr. José Arturo Álvarez-Gallardo
Mr. José Davison-Lampón, Esq.
Mr. Juan José León-Soto, Esq.
Mr. Mario S Belaval
Mr. Héctor Ledesma
Mr. Manuel Suárez-Méndez, P.E.
Dr. Manuel A. Marcial-Seoane
CPA Adamina Soto-Martínez

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 3(ii) By-Laws of Triple-S Management Corporation as amended (English Translation)

Exhibit 11 Statement recomputation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months periods ended June 30, 2003 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Form 10-Q.

Exhibit 12 Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and six months periods ended June 30, 2003 has been omitted as the detail necessary to determine the computation of the loss ratio, expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Form 10-Q.

Exhibit 31.1 Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

Exhibit 31.2 Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

Exhibit 32.1 Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

Exhibit 32.2 Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.

All other exhibits for which provision is made in the applicable accounting regulation of the United States Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	Reports on Form 8-K:

Two reports on Form 8-K was filed for the quarter ended June 30, 2003:

Dated:	April 4, 2003
Items reported:	Item 5 – Other Events (Announcement that the continuation of the Special Meeting was scheduled to be held on April 26, 2003)

SIGNATURES

Pursuant to the requirements of the United States Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triple-S Management Corporation
Registrant

Date: August 14, 2003	By:	/s/ Ramón M. Ruiz-Comas

Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date: August 14, 2003	By:	/s/ Juan J. Román

Juan J. Román, CPA
Vice President of Finance and
Chief Financial Officer