Form 10-Q/A
period 2003-06-30
TRIPLE-S MANAGEMENT CORP
filed 2003-08-15
CIK 1171662

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

TRIPLE-S MANAGEMENT CORPORATION

FORM 10-Q
For the Quarter Ended June 30, 2003

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q for the quarter ended on June 30, 2003 (the “Form 10-Q”) is being filed for the purpose of correcting the following: (i) make the presentation on the Corporation’s comprehensive income on pages 5 and 19 from January 1, 2003 to June 30, 2003; and (ii) amend the narrative presentation and tables of Note 8 to the Corporation’s Consolidated Financial Statements as of June 30, 2003. No other changes are being made by means of this filing.

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

In prior reported annual audited and interim financial statements, the Corporation presented two proforma computations of basic earnings per share. The first computation presumed that TSI was a taxable entity and therefore an estimate of the income taxes that would otherwise have resulted had TSI operated without the tax exemption was made in order to estimate an amount of net income available to stockholders. Given the fact that this second computation is no longer valid it has been eliminated from the consolidated statements of operations. The second computation presumed that TSI would retain its tax exemption thus excluding TSI’s net income from the net income that would be available for distribution to stockholders. This computation presents the actual net income that was available for distribution to shareholders in prior periods.

Based on the above, for purposes of computing the basic earnings per share corresponding to the three months and six months periods ended June 30, 2002 presented in the consolidated statement of operations, to determine the amount of net income available for distribution to shareholders the Corporation excluded TSI’s results of operations.

The following table sets forth the computation of basic earnings per share for the three months and six months periods ended June 30, 2003 and 2002 (in thousands, except for outstanding shares and net income per share).

	(Unaudited)
	Three months ended June 30,
	2003	2002

Numerator for basic earnings per share:
Net income (loss) available to stockholders, the 2002 amount excludes TSI’s net income for the period, amounting to $6,343	$(23,286)	2,924

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,264	9,626

Basic net income (loss) per share	$(2,514)	304

	(Unaudited)
	Six months ended June 30,
	2003	2002

Numerator for basic earnings per share:
Net income (loss) available to stockholders, the 2002 amount excludes TSI’s net income for the period, amounting to $10,018	$(9,809)	5,700

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,300	9,650

Basic net income (loss) per share	$(1,055)	591

Since TSI’s tax exemption was terminated and TSM paid a tax on TSI’ accumulated statutory net income, the Corporation presents this proforma earnings per share computation for the three months and six months periods ended June 30, 2002 considering the resulting tax effect upon the termination of the tax exemption. The tax expense determined for these periods was based on the tax rate and methodology used to determine the amount actually paid by TSM, or a 39% of TSI's statutory net income, which was deemed distributed to TSM. The estimated tax effect presented in prior reports differs from this presentation since in prior periods the Corporation estimated the Puerto Rico income taxes for TSI as an other than life insurance entity, as defined in the Puerto Rico Internal Revenue Code of 1994, as amended, considering deductible items.

The following table sets forth the proforma computation of basic earnings per share described above for the three months and six months period ended June 30, 2002 (in thousands, expect for outstanding shares and net income per share).

(Unaudited)
Three months
ended June 30,
2002

Numerator for basic earnings per share:
Net income (loss) available to stockholders, excludes the tax effect described above, amounting to $4,193	$5,074

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,626

Basic net income (loss) per share	$527

(Unaudited)
Six months
ended June 30,
2002

Numerator for basic earnings per share:
Net income (loss) available to stockholders, excludes the tax effect described above, amounting to $5,779	$9,939

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,650

Basic net income (loss) per share	$1,030

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

Triple-S Management Corporation
Registrant

Date: August 15, 2003	By:	/s/ Ramón M. Ruiz-Comas

Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date: August 15, 2003	By:	/s/ Juan J. Román

Juan J. Román, CPA
Vice President of Finance and
Chief Financial Officer