Form 10-Q
period 2003-09-30
TRIPLE-S MANAGEMENT CORP
filed 2003-11-12
CIK 1171662

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☑ Yes   ☐  No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes    ☑ No

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2003

Common Stock, $40.00 par value	9,060

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended September 30, 2003

Part I — Financial Information

Item 1. Financial Statements

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollar amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2003	2002

ASSETS
Investments and cash:
Securities held for trading, at fair value:
Fixed maturities	$68,920	50,317
Equity securities	60,100	44,621
Securities available for sale, at fair value:
Fixed maturities	359,909	321,244
Equity securities	52,384	47,406
Securities held to maturity, at amortized cost:
Fixed maturities	5,265	5,982
Cash and cash equivalents	92,439	82,776

Total investments and cash	639,017	552,346

Premiums and other receivables, net	98,117	88,027
Deferred policy acquisition costs	16,460	13,770
Property and equipment, net	35,695	36,721
Other assets	38,016	34,814

Total assets	$827,305	725,678

LIABILITIES AND STOCKHOLDERS’ EQUITY
Claim liabilities:
Claims processed and incomplete	$122,805	127,628
Unreported losses	110,657	103,310
Unpaid loss-adjustment expenses	14,343	13,644

Total claim liabilities	247,805	244,582

Unearned premiums	79,332	70,961
Individual retirement annuities	24,251	15,143
Liability to Federal Employees Health Benefits Program	10,985	7,066
Accounts payable and accrued liabilities	97,327	88,034
Short-term borrowings	37,000	—
Income tax payable	32,613	716
Net deferred tax liability	5,365	8,048
Additional minimum pension liability	12,089	9,449
Loans payable to bank	48,922	50,015

Total liabilities	595,689	494,014

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 9,060 and 9,337 at September 30, 2003 and December 31, 2002, respectively	362	373
Additional paid-in capital	150,407	150,406
Retained earnings	69,452	62,499
Accumulated other comprehensive income	11,395	18,386

Total stockholders’ equity	231,616	231,664

Total liabilities and stockholders’ equity	$827,305	725,678

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations (Unaudited)
For the three months and nine months periods ended September 30, 2003 and 2002
(Dollar amounts in thousands, except net income per share)

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

REVENUES:
Premiums earned, net	$314,043	304,586	943,388	922,906
Amounts attributable to self-funded arrangements	40,790	38,524	120,974	110,789
Less amounts attributable to claims under self-funded arrangements	(38,410)	(35,210)	(112,960)	(104,047)

	316,423	307,900	951,402	929,648
Net investment income	5,868	6,186	18,252	18,535
Net realized investment gains	3,669	683	7,290	533
Net unrealized investment gain (losses) on trading securities	(345)	(6,695)	9,023	(12,072)
Other income, net	532	6,174	2,906	6,598

Total revenue	326,147	314,248	988,873	943,242

BENEFITS AND EXPENSES:
Claims incurred	264,202	263,274	794,205	795,925
Operating expenses, net of reimbursement for services	37,301	35,550	115,708	112,903
Interest expense	776	830	2,244	2,821

Total benefits and expenses	302,279	299,654	912,157	911,649

Income before taxes	23,868	14,594	76,716	31,593

INCOME TAX EXPENSE (BENEFIT):
Current	6,967	185	71,253	702
Deferred	139	460	(1,490)	1,224

Total income taxes	7,106	645	69,763	1,926

Net income	$16,762	13,949	6,953	29,667

Basic net income per share (see note 8)	$1,844	187	753	779

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the nine months periods
ended September 30, 2003 and 2002
(Dollar amounts in thousands)

	2003	2002

BALANCE AT JANUARY 1	$231,664	186,028
Stock redemption	(10)	(15)
Comprehensive income:
Net income	6,953	29,667
Net unrealized change in investment securities	(7,872)	4,098
Net change in minimum pension liability	1,052	—
Net change in fair value of cash flow hedges	(171)	—

Total comprehensive income (loss)	(38)	33,765

BALANCE AT SEPTEMBER 30	$231,616	219,778

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the nine months periods ended September 30, 2003 and 2002
(Dollar amounts in thousands)

	Nine months ended
	September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums collected	$941,702	920,027
Cash paid to suppliers and employees	(159,517)	(110,906)
Claims, losses and benefits paid	(790,982)	(776,803)
Interest received	19,109	18,256
Proceeds from trading securities sold or matured:
Fixed maturities sold	66,319	82,762
Equity securities	18,310	9,813
Acquisitions of investments in trading portfolio:
Fixed maturities	(84,367)	(82,930)
Equity securities	(28,183)	(12,447)
Interest paid	(1,367)	(1,993)
Expense reimbursement from Medicare	9,437	9,648
Contingency reserve funds from FEHBP	13,023	5,976

Net cash provided by operating activities	3,484	61,403

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	81,093	33,239
Fixed maturities matured	174,645	143,006
Equity securities	13,527	3,681
Securities held to maturity:
Fixed maturities matured	700	1,458
Acquisitions of investments:
Securities available for sale:
Fixed maturities	(295,987)	(187,383)
Equity securities	(12,823)	—
Securities held to maturity:
Fixed maturities	—	(3,621)
Capital expenditures	(3,259)	(4,463)
Proceeds from sale of property and equipment	55	1,113

Net cash used in investing activities	(42,049)	(12,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in outstanding checks in excess of bank balances	4,100	(3,365)
Proceeds from short-term borrowings	37,000	—
Payments of long term debt	(1,093)	(4,473)
Redemption of common stock	(10)	(15)
Proceeds from individual retirement annuities	9,728	1,071
Surrenders of individual retirement annuities	(1,497)	(5,141)

Net cash provided by (used in) financing activities	48,228	(11,923)

Net increase in cash and cash equivalents	9,663	36,510
Cash and cash equivalents at beginning of the period	82,776	80,970

Cash and cash equivalents at end of the period	$92,439	117,480

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2003
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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and nine months periods ended September 30, 2003 are not necessarily indicative of the results for the full year.

(2) Segment Information

The following tables summarize the operations by major operating segment for the three months and nine months periods ended September 30, 2003 and 2002:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2003
Premiums earned, net	$171,500	118,367	20,002	4,174	—	314,043
Amounts attributable to self-funded arrangements	40,790	—	—	—	—	40,790
Less: Amounts attributable to claims under self-funded arrangements	(38,410)	—	—	—	—	(38,410)
Intersegment premiums earned/service revenues	1,002	—	—	—	11,331	12,333

	174,882	118,367	20,002	4,174	11,331	328,756
Net investment income	2,472	1,019	1,702	598	—	5,791
Realized gain (loss) on sale of securities	2,883	(27)	598	215	—	3,669
Unrealized gain (loss) on trading securities	99	(433)	22	(33)	—	(345)
Other	35	(12)	450	67	—	540

Total revenues	$180,371	118,914	22,774	5,021	11,331	338,411

Net income	$10,782	2,538	2,832	570	269	16,991

Claims incurred	$143,576	107,296	10,325	3,005	—	264,202

Operating expenses	$19,586	8,783	9,043	1,255	11,051	49,718

Depreciation expense, included in operating expenses	$1,013	—	108	32	—	1,153

Interest expense	$157	84	—	196	—	437

Income taxes	$6,270	213	574	(5)	11	7,063

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

THREE MONTHS PERIOD ENDED SEPTEMBER 30, 2002
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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2003
Premiums earned, net	$515,483	357,014	57,309	13,582	—	943,388
Amounts attributable to self-funded arrangements	120,974	—	—	—	—	120,974
Less: Amounts attributable to claims under self-funded arrangements	(112,960)	—	—	—	—	(112,960)
Intersegment premiums earned/service revenues	2,248	—	—	—	33,474	35,722

	525,745	357,014	57,309	13,582	33,474	987,124
Net investment income	7,745	3,572	5,046	1,678	—	18,041
Realized gain (loss) on sale of securities	5,317	(136)	793	666	—	6,640
Unrealized gain (loss) on trading securities	6,677	1,189	1,283	(126)	—	9,023
Other	144	(27)	2,547	12	—	2,676

Total revenues	$545,628	361,612	66,978	15,812	33,474	1,023,504

Net income	$35,071	10,458	8,298	3,673	985	58,485

Claims incurred	$436,297	320,249	30,780	6,879	—	794,205

Operating expenses	$62,606	25,529	26,528	4,421	32,402	151,486

Depreciation expense, included in operating expenses	$3,047	—	310	92	—	3,449

Interest expense	$497	289	—	510	—	1,296

Income taxes	$11,157	5,087	1,372	329	87	18,032

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

NINE MONTHS PERIOD ENDED SEPTEMBER 30, 2002
Premiums earned, net	$497,705	368,498	45,416	11,287	—	922,906
Amounts attributable to self-funded arrangements	110,789	—	—	—	—	110,789
Less: Amounts attributable to claims under self-funded arrangements	(104,047)	—	—	—	—	(104,047)
Intersegment premiums earned/service revenues	2,092	—	—	—	36,252	38,344

	506,539	368,498	45,416	11,287	36,252	967,992
Net investment income	8,014	3,763	4,834	1,713	—	18,324
Realized gain (loss) on sale of securities	68	(5)	293	66	—	422
Unrealized loss on trading securities	(9,189)	(986)	(1,897)	—	—	(12,072)
Other	6,087	(30)	156	83	—	6,296

Total revenues	$511,519	371,240	48,802	13,149	36,252	980,962

Net income	$16,225	5,966	4,415	2,390	725	29,721

Claims incurred	$429,254	336,016	24,429	6,226	—	795,925

Operating expenses	$65,414	28,663	18,868	3,815	35,067	151,827

Depreciation expense, included in operating expenses	$3,804	—	301	54	—	4,159

Interest expense	$626	595	—	554	—	1,775

Income taxes	$—	—	1,090	164	460	1,714

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

Balance Sheet Items

	Operating Segments

	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other*	Total

AS OF SEPTEMBER 30, 2003
Segment assets	$375,050	122,391	240,594	68,890	2,430	809,355

Significant noncash items:
Net change in unrealized gain on securities available for sale	$(5,902)	(594)	(809)	(17)	—	(7,322)
Net change in minimum pension liability	1,411	—	(73)	(32)	(311)	995

AS OF DECEMBER 31, 2002
Segment assets	$324,628	115,499	205,753	51,354	1,633	698,867

Significant noncash items:
Net change in unrealized gain on securities available for sale	$3,928	598	652	613	—	5,791
Net change in minimum pension liability	(6,961)	—	(231)	(102)	(633)	(7,927)

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third party administrator of the health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS
WITH FINANCIAL STATEMENTS

	Three months ended		Nine months ended
	September 30,		September 30,

	2003	2002	2003	2002

TOTAL REVENUES
Total revenues for reportable segments	$327,080	314,712	990,030	944,710
Total revenues for other segments	11,331	12,087	33,474	36,252

	338,411	326,799	1,023,504	980,962
Elimination of intersegment earned premiums	(1,002)	(740)	(2,248)	(2,092)
Elimination of intersegment service revenues	(11,331)	(12,087)	(33,474)	(36,252)
Unallocated amount — revenues from external sources	69	276	1,091	624

	(12,264)	(12,551)	(34,631)	(37,720)

Consolidated total revenues	$326,147	314,248	988,873	943,242

NET INCOME
Net income for reportable segments	$16,722	13,548	57,500	28,996
Net income for other segments	269	250	985	725

	16,991	13,798	58,485	29,721

Elimination of TSM charges:
Rent expense	1,659	1,547	4,710	4,639
Interest expense	157	207	497	626

	1,816	1,754	5,207	5,265

Unallocated amounts related to TSM:
Income tax expense	(43)	—	(51,731)	—
General and administrative expenses	(1,575)	(1,328)	(4,654)	(4,059)
Interest expense	(496)	(493)	(1,445)	(1,672)
Other revenues from external sources	69	218	1,091	412

	(2,045)	(1,603)	(56,739)	(5,319)

Consolidated net income	$16,762	13,949	6,953	29,667

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months period ended September 30, 2003

	Segment		Consolidated
	Totals	Adjustments*	Totals

Claims incurred	$264,202	—	264,202
Operating expenses	49,718	(12,417)	37,301
Depreciation expense	1,153	280	1,433
Interest expense	437	339	776
Income taxes	7,063	43	7,106

	Three months period ended September 30, 2002

	Segment		Consolidated
	Totals	Adjustments*	Totals

Claims incurred	$263,274	—	263,274
Operating expenses	48,596	(13,046)	35,550
Depreciation expense	1,062	1,191	2,253
Interest expense	544	286	830
Income taxes	587	58	645

	Nine months period ended September 30, 2003

	Segment		Consolidated
	Totals	Adjustments*	Totals

Claims incurred	$794,205	—	794,205
Operating expenses	151,486	(35,778)	115,708
Depreciation expense	3,449	836	4,285
Interest expense	1,296	948	2,244
Income taxes	18,032	51,731	69,763

	Nine months period ended September 30, 2002

	Segment		Consolidated
	Totals	Adjustments*	Totals

Claims incurred	$795,925	—	795,925
Operating expenses	151,827	(38,924)	112,903
Depreciation expense	4,159	1,767	5,926
Interest expense	1,775	1,046	2,821
Income taxes	1,714	212	1,926

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	September 30,	December 31,
	2003	2002

ASSETS
Total assets for reportable segments	$806,925	697,234
Total assets for other segments	2,430	1,633

	809,355	698,867

Elimination entries — intersegment receivables	(18,780)	(7,690)

Unallocated amounts:
TSM cash, cash equivalents and investments	8,966	6,424
TSM net property and equipment	26,936	27,755
TSM other assets	828	322

	36,730	34,501

Consolidated assets	$827,305	725,678

OTHER SIGNIFICANT ITEMS

	As of September 30, 2003

	Segment		Consolidated
	Totals	Adjustments*	Totals

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(7,322)	(550)	(7,872)
Net change in minimum pension liability	995	57	1,052

	As of December 31, 2002

	Segment		Consolidated
	Totals	Adjustments*	Totals

Significant noncash items:
Net change in unrealized gain on securities available for sale	$5,791	195	5,986
Net change in minimum pension liability	(7,927)	(187)	(8,114)

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

(3) Investment in Securities

The Corporation’s investment at September 30, 2003 and December 31, 2002, consist of the following:

	(Unaudited)
	September 30,	December 31,
	2003	2002

Trading securities, at fair value	$129,020	94,938
Available for sale, at fair value	412,293	368,650
Held to maturity, at amortized cost	5,265	5,982

Total investments	$546,578	469,570

The amortized cost for debt securities and equity securities, gross unrealized gain, gross unrealized losses, and estimated fair value for trading, available for sale and held to maturity securities by major security type and class of security at September 30, 2003 and December 31, 2002, were as follows:

	September 30, 2003 (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Trading securities:
Fixed maturities	$66,151	3,176	(407)	68,920
Equity securities	58,254	5,427	(3,581)	60,100

	$124,405	8,603	(3,988)	129,020

	September 30, 2003 (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities available for sale:
Fixed maturities	$355,984	4,952	(1,027)	359,909
Equity securities	33,932	18,509	(57)	52,384

	$389,916	23,461	(1,084)	412,293

September 30, 2003 (Unaudited)

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities available for sale:
Fixed maturities	$5,265	2	(11)	5,256

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

	December 31, 2002

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

Investment in securities at September 30, 2003 are mostly comprised of U.S. Treasury securities and obligations of U.S. government instrumentalities (43.6%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (11.8%), obligations of the government of Puerto Rico and its instrumentalities (10.6%) and obligations of states and political subdivisions (1.2%). The remaining 32.8% of the investment portfolio is comprised of corporate debt and equity securities.

The Corporation regularly monitors the difference between the cost and estimated fair value of their investments. If a decline in the fair value of any available for sale or held to maturity security below cost is deemed to be other than temporary, the carrying amount will be reduced to fair value. If investments experience a decline in fair value that is deemed to be other than temporary, the security is written down to fair value with a charge to operations and a new cost basis for the security is established. No impairment has been noted nor recognized by the Corporation during the three months and nine months periods ended September 30, 2003.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

(4) Premiums and Other Receivables

Premiums and other receivables as of September 30, 2003 and December 31, 2002 were as follows:

	(Unaudited)
	September 30,	December 31,
	2003	2002

Premiums	$45,134	42,054
Self-funded group receivables	15,690	14,244
FEHBP	7,396	7,636
Accrued interest	4,493	4,880
Reinsurance recoverable on paid losses	22,233	17,552
Other	12,636	10,978

	107,582	97,344

Less allowance for doubtful receivables:
Premiums	3,472	3,604
Other	5,993	5,713

	9,465	9,317

Total premiums and other receivables	$98,117	88,027

(5) Claim Liabilities

The activity in the total claim liabilities for the three months period ended September 30, 2003 and 2002 is as follows:

	(Unaudited)
	Three months ended September 30,

	2003	2002

Claim liabilities at beginning of period	$248,097	243,485
Reinsurance recoverable on claim liabilities	(16,896)	(11,350)

Net claim liabilities at beginning of period	231,201	232,135

Incurred claims and loss-adjustment expenses:
Current period insured events	257,692	260,817
Prior period insured events	6,510	2,457

Total	264,202	263,274

Payments of losses and loss-adjustment expenses:
Current period insured events	256,751	227,166
Prior period insured events	9,706	32,574

Total	266,457	259,740

Net claim liabilities at end of period	228,946	235,669
Reinsurance recoverable on claim liabilities	18,859	12,893

Claim liabilities at end of period	$247,805	248,562

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

The activity in the total claim liabilities for the nine months period ended September 30, 2003 and 2002 is as follows:

	(Unaudited)
	Nine months ended September 30,

	2003	2002

Claim liabilities at beginning of period	$244,582	229,440
Reinsurance recoverable on claim liabilities	(13,589)	(10,062)

Net claim liabilities at beginning of period	230,993	219,378

Incurred claims and loss-adjustment expenses:
Current period insured events	804,025	797,142
Prior period insured events	(9,820)	(1,217)

Total	794,205	795,925

Payments of losses and loss-adjustment expenses:
Current period insured events	650,105	630,317
Prior period insured events	146,147	149,317

Total	796,252	779,634

Net claim liabilities at end of period	228,946	235,669
Reinsurance recoverable on claim liabilities	18,859	12,893

Claim liabilities at end of period	$247,805	248,562

As a result of changes in estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events for the three months and nine months periods ended September 30, 2003 and 2002, differs from anticipated claims incurred.

(6) Comprehensive Income

The accumulated balances and net current period change for the nine months period ended September 30, 2003 of each classification of comprehensive income are as follows:

				Accumulated
	Unrealized	Minimum		other
	gains on	pension	Cash flow	comprehensive
	securities	liability	hedges	income

BALANCE AT JANUARY 1	$26,970	(8,114)	(470)	18,386
Net current period change	(7,872)	1,052	(171)	(6,991)

BALANCE AT SEPTEMBER 30	$19,098	(7,062)	(641)	11,395

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

(7) Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. Triple-S, Inc. (TSI), a wholly owned subsidiary of TSM, was exempt through January 1, 2003 from Puerto Rico income taxes under a ruling issued by the Puerto Rico Treasury Department (PRTD).

Under a resolution prepared by the Puerto Rico House of Representatives (House of Representatives), the Banking and Insurance Committee conducted an investigation of TSI’s tax treatment under rulings issued by the PRTD that granted TSI’s tax exempt status. A similar investigation was approved by the Puerto Rico Senate. In addition, the PRTD conducted an audit of TSI’s compliance with the requirements of the tax ruling. All three investigations on the tax exemption that had been conferred to TSI for over 20 years have been concluded. The PRTD concluded its investigation with no findings. The House of Representatives and the Puerto Rico Senate concluded their investigations by recommending and providing for the termination of the tax exemption solely on account of TSI’s for-profit status and the fact that no other for-profit health insurer in Puerto Rico enjoys a tax exemption under section 1101(6) of the P.R. Code. The Corporation was notified on June 18, 2003 by the PRTD that the ruling recognizing TSI’s tax exemption was terminated effective December 31, 2002. The termination of the ruling responds to a new public policy set by the PRTD according to which tax exemptions under Section 1101(6) of the Puerto Rico Internal Revenue Code of 1994, as amended (the P.R. Code) will not apply to corporations organized as for-profit, which is TSI’s case.

On July 31, 2003, TSM and TSI executed a closing agreement with the PRTD. In general, the terms of the closing agreement established the termination of TSI’s tax exemption effective December 31, 2002. Accordingly, since TSI’s tax status changed effective January 1, 2003, TSI is subject to Puerto Rico income taxes as an other than life insurance entity, as defined in the P.R. Code. As a result, TSI recorded during the second and third quarter of the year 2003, $17,918 and $(1,674) of current and deferred income tax expense (benefit), respectively, corresponding to the nine months period ended September 30, 2003. In addition, TSI recorded a net deferred tax asset of $2,724 as of September 30, 2003.

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

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

In prior reported annual audited and interim financial statements, the Corporation presented two proforma computations of basic earnings per share. The first computation presumed that TSI was a taxable entity and therefore an estimate of the income taxes that would otherwise have resulted had TSI operated without the tax exemption was made in order to estimate an amount of net income available to stockholders. The second computation presumed that TSI would retain its tax exemption thus excluding TSI’s net income from the net income that would be available for distribution to stockholders. This computation presented the actual net income that was available for distribution to shareholders in prior periods. Given the fact that this first computation is no longer valid it has been eliminated from the consolidated statements of operations. For purposes of computing the basic earnings per share corresponding to the three months and nine months periods ended September 30, 2002 in the accompanying consolidated statements of operations, the amount of net income available for distribution to shareholders during those periods excludes TSI’s results of operations.

The following table sets forth the computation of basic earnings per share for the three months and nine months periods ended September 30, 2003 and 2002 (in thousands, except for outstanding shares and net income per share).

	(Unaudited)
	Three months ended September 30,

	2003	2002

Numerator for basic earnings per share:
Net income available to stockholders, the 2002 amount excludes TSI’s net income for the period, amounting to $12,173	$16,762	1,776

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,092	9,482

Basic net income per share	$1,844	187

	(Unaudited)
	Nine months ended September 30,

	2003	2002

Numerator for basic earnings per share:
Net income available to stockholders, the 2002 amount excludes TSI’s net income for the period, amounting to $22,191	$6,953	7,476

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,229	9,591

Basic net income per share	$753	779

Since TSI’s tax exemption was terminated and TSM paid a tax on TSI’s accumulated statutory net income, the Corporation presents this proforma earnings per share computation for the three months and nine

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

months periods ended September 30, 2002. This proforma computation is included to show the actual earnings per share available for distribution after considering the resulting tax effect upon the termination of the tax exemption. The tax expense determined for these periods was based on the tax rate and methodology used to determine the amount actually paid by TSM, or a 39% of TSI’s statutory net income, which was deemed distributed to TSM. The estimated tax effect presented in prior reports differs from this presentation since in prior periods the Corporation estimated the Puerto Rico income taxes for TSI as an other than life insurance entity, as defined in the Puerto Rico Internal Revenue Code of 1994, as amended, considering deductible items.

The following table sets forth the proforma computation of basic earnings per share described above for the three months and nine months period ended September 30, 2002 (in thousands, except for outstanding shares and net income per share).

(Unaudited)
Three months
ended
September 30,
2002

Numerator for basic earnings per share:
Net income available to stockholders, excludes the tax effect previously described, amounting to $7,205	$6,744

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,482

Basic net income per share	$711

(Unaudited)
Nine months
ended
September 30,
2002

Numerator for basic earnings per share:
Net income available to stockholders, excludes the tax effect previously described, amounting to $12,983	$16,684

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,591

Basic net income per share	$1,740

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

(9) Contingencies

As of September 30, 2003, the Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position and results of operations.

The Corporation and others are defendants in a class action complaint alleging violations under the Racketeer Influenced and Corrupt Organizations Act. The suit, among other allegations, is based upon an alleged scheme to defraud the plaintiffs by the defendants by acquiring control of TSI thru illegally capitalizing TSI and later convert it into a for-profit organization and deprive the shareholders of TSI of their ownership rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and shareholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. This case is still in very early preliminary stages of litigation and has not been certified as a class action.

On May 22, 2003 a class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all other similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association and multiple other insurance companies including TSI. The individual Plaintiffs bring this action on behalf of themselves and a class of similarly situated physicians seeking redress for alleged illegal acts of the defendants which they allege have resulted in a loss of their property and a detriment to their business, and for declaratory and injunctive relief to end those practices and prevent further losses. Plaintiffs alleged that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to doctors so that they are not paid in a timely manner for the covered, medically necessary services they render. The class action complaint alleges that TSI’s health care plans are the agents of Blue Cross and Blue Shield licensed entities, and as such has committed the acts alleged above and acted within the scope of their agency, with the consent, permission, authorization and knowledge of the others, and in furtherance of both their interest and the interests of other defendants. Management believes that TSI was brought to this litigation for the sole reason of being associated with the Blue Cross and Blue Shield Association and that none of the allegations made by the Plaintiffs are applicable to TSI. Therefore, TSI pursuant to the advice of its legal counsel will move for the dismissal of the complaint against TSI.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2003
(Dollar amounts in thousands)
(Unaudited)

(10) Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

A reconciliation of net income to net cash provided by operating activities is as follows:

	(Unaudited)
	Nine months ended
	September 30,

	2003	2002

Net income	$6,953	29,667

Adjustments to reconcile net income to net cash provided by operating expenses:
Depreciation and amortization	4,285	5,926
Amortization of investments discounts	1,468	(706)
Accretion in value of securities	(998)	(618)
Loss on sale of securities	(7,290)	(533)
Unrealized (gain) loss of trading securities	(9,023)	12,072
Proceeds from trading securities sold:
Fixed maturities	66,319	82,762
Equity securities	18,310	9,813
Acquisition of securities in trading portfolio:
Fixed maturities	(84,367)	(82,930)
Equity securities	(28,183)	(12,447)
Increase in provision for doubtful receivables	148	1,149
(Gain) loss on sale of property and equipment	(55)	1
(Increase) decrease in assets:
Premiums receivable	(4,286)	(14,399)
Accrued interest receivable	387	1,045
Reinsurance receivable	(4,681)	(2,148)
Other receivables	(1,658)	3,591
Deferred policy acquisition costs	(2,690)	(3,080)
Other assets	(3,250)	705
Increase (decrease) in liabilities:
Claims processed and incomplete	(4,823)	13,583
Unreported losses	7,347	4,457
Unpaid loss-adjustment expenses	699	1,082
Unearned premiums	8,371	8,181
Individual retirement annuities	877	551
Liability to FEHBP	3,919	(1,255)
Accounts payable and accrued liabilities	4,823	3,451
Income tax payable	31,897	(199)
Net deferred tax liability	(1,015)	1,682

Net cash provided by operating activities	$3,484	61,403

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) for the period from January 1, 2003 to September 30, 2003. Therefore, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2002.

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

Recent Developments

Income taxes

TSI was exempt from Puerto Rico income taxes under a ruling issued by the Puerto Rico Treasury Department (PRTD). The Corporation was notified June 18, 2003 by the PRTD that the ruling recognizing TSI’s tax exemption was terminated effective December 31, 2002. The termination of the ruling responds to a new public policy set by the PRTD according to which tax exemptions under Section 1101(6) of the Puerto Rico Internal Revenue Code will not apply to corporations organized as for-profit, which is TSI’s case.

On July 31, 2003, TSM and TSI executed a closing agreement with the PRTD. In general, the terms of the closing agreement establish the termination of TSI’s tax exemption effective December 31, 2002. Accordingly, since TSI’s tax status changed effective January 1, 2003, TSI is subject to Puerto Rico income taxes as an other than life insurance entity, as defined in the Puerto Rico Internal Revenue Code of 1994, as amended (the P.R. Code). As a result, TSI recorded during the second and third quarters of the year 2003, $17,918 and $(1,674) of current and deferred income tax expense (benefit), respectively, corresponding to the nine months period ended September 30, 2003. In addition, TSI recorded a net deferred tax asset of $2,724 as of September 30, 2003.

The closing agreement also stipulates that TSM will pay taxes on TSI’s accumulated statutory net income, in accordance with the income recognition methodology applied by the Secretary of the Treasury in the closing agreement and the ruling mentioned above. The tax ruling established the following methodology for TSM to determine its tax liability:

•	TSI’s accumulated statutory net income while operating under the tax exemption, amounting to $132,763, was deemed distributed to TSM.

•	For tax purposes TSM recognized the exempt accumulated statutory net income as gross income. On this amount, TSM recognized an income tax liability amounting to $51,774, which was determined by applying a tax rate of 39% to the exempt accumulated statutory net income deemed distributed to TSM. The income tax was recorded by TSM within the current income tax expense presented in the consolidated statements of operations. Of this tax $37,000 was paid on July 31, 2003, the date of the closing agreement, and $14,774 is due on April 15, 2004.

Healthcare Reform Segment

The premium rates of the Government Healthcare Reform contracts were renegotiated effective July 1, 2003 for a twelve-month period ending on June 30, 2004. As a result of this renegotiation, the premium rates of the Health Insurance — Healthcare Reform segment were increased by approximately 4.5%.

On March 1, 2003, the Government of Puerto Rico (the Government) announced that, effective July 1, 2003, it will begin a pilot project where it will be contracting healthcare services for the medically indigent population directly with some of the medical groups, instead of through health insurance companies. This change was expected to decrease the Healthcare Reform segment’s enrollment by approximately 46 thousand members and related annualized premiums by approximately $30.0 million. However, during the month of June 2003 the Government announced that this pilot project will no longer be implemented in any of the areas serviced by TSI. This situation does not preclude the government from implementing in the future such pilot project in areas served by TSI.

Adoption of Accounting Standards

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

Effective January 1, 2003, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the interpretation were applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 31, 2002. The adoption of FASB Interpretation No. 45 did not have an impact on the Corporation’s financial statements.

Effective January 1, 2003, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123. This statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications were effective for fiscal years ending after December 15, 2002. The provisions of SFAS No. 148 do not apply to the Corporation’s financial statements.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation requires the Corporation to consolidate a variable interest entity (VIE) if the entity meets certain criteria and the Corporation is considered the primary beneficiary of the VIE. This interpretation also requires additional disclosure of the Corporation’s relationship with a VIE whether or not the Corporation is a primary beneficiary. The provisions of FIN No. 46 applied immediately to VIE’s created after January 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. In October 2003, the FASB announced that the effective date of FIN No. 46 was deferred from July 1, 2003 to periods ending after December 15, 2003 for VIE’s created prior to February 1, 2003. The adoption of FIN No. 46 is not expected to have an effect on the Corporation’s financial statements since the Corporation does not have any relationships with VIE’s.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Instruments. SFAS No. 149 was effective for derivative transactions and hedging relationships entered into or modified after June 30, 2003. SFAS No. 149 amends and clarifies the definition of a derivative, expands the nature of exemptions from SFAS No. 133, clarifies the application of hedge accounting when using certain instruments, clarifies the application of SFAS No. 133 to embedded derivatives and modifies the cash flow presentation of derivative instruments containing financing elements. The adoption of SFAS No. 149 did not have an impact on the Corporation’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and classifies them in its statement of financial position. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) when that financial instrument embodies an obligation of the issuer. The provisions of this statement were effective for financial instruments entered into or modified after May 31, 2003, otherwise effective on July 1, 2003. The adoption of SFAS No. 150 did not have an impact on the Corporation’s financial statements.

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

	Three months ended		Nine months ended
	September 30,		September 30,

(dollar amounts in thousands)	2003	2002	2003	2002

Consolidated earned premiums, net and fee revenue:
Health Insurance — Commercial Program	$173,880	168,335	523,497	504,447
Health Insurance — Healthcare Reform	118,367	120,972	357,014	368,498
Property and casualty	20,002	14,964	57,309	45,416
Life and disability	4,174	3,629	13,582	11,287

	316,423	307,900	951,402	929,648

Consolidated claims incurred	$264,202	263,274	794,205	795,925
Consolidated operating expenses	37,301	35,550	115,708	112,903

Consolidated operating costs	$301,503	298,824	909,913	908,828

Consolidated loss ratio	83.5%	85.5%	83.5%	85.6%
Consolidated expense ratio	11.8%	11.5%	12.2%	12.1%

Consolidated combined ratio	95.3%	97.1%	95.6%	97.8%

Net investment income	$5,868	6,186	18,252	18,535
Realized gain on sale of securities	3,669	683	7,290	533
Unrealized gain (loss) on trading securities	(345)	(6,695)	9,023	(12,072)

Total consolidated net investment income	$9,192	174	34,565	6,996

Consolidated income tax expense	$7,106	645	69,763	1,926

Consolidated net income (loss) per segment:
Health Insurance — Commercial Program	$10,782	5,800	35,071	16,225
Health Insurance — Healthcare Reform	2,538	6,373	10,458	5,966
Property and casualty	2,832	1,272	8,298	4,415
Life and disability	570	103	3,673	2,390
Other	40	401	(50,547)	671

Consolidated net income	$16,762	13,949	6,953	29,667

Three Months Period Ended September 30, 2003 Compared to Three Months Period Ended September 30, 2002

Consolidated earned premiums, net and fee revenue for the three months period ended September 30, 2003 increased by $8.5 million, or 2.8%, when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to a combined increase of $10.5 million in the earned premiums, net and fee revenue of the Health Insurance — Commercial Program and the Property and Casualty Insurance segments and a decrease of $2.6 million in the earned premiums, net of the Health Insurance — Healthcare Reform segment.

•	The earned premiums, net and fee revenue corresponding to the Health Insurance — Commercial segment increased by $5.5 million, or 3.3%, during this period. A change in the mix of the business subscribed and increases in premium rates account for the segment’s increase in earned premiums and fee revenue for the period.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $5.0 million or 33.7% during this period. This increase is due to the production of new business in the commercial multiperil, dwelling and commercial auto liability lines of business. Premium rates, particularly those of the commercial lines of business, have remained consistent with the premium rates for the year 2002.

•	The earned premiums, net corresponding to the Health Insurance - Healthcare Reform segment decreased by $2.6 million or 2.2% during this period. This decrease is the net result of a decrease in average membership and an increase in premium rates effective July 1, 2003.

Consolidated claims incurred for the three months period ended September 30, 2003 reflect an increase of $928 thousand, or 0.4%, when compared to the claims incurred for the three months period ended September 30, 2002. The increase in the amount of consolidated claims incurred during the 2003 period is attributed to the segments increased volume of business. The consolidated loss ratio reflects a decrease of 2.0 percentage points during this period. The decrease in the loss ratio is the result of management’s ability to adjust its pricing strategy to cope with the increase in claims costs and the implementation of several measures for cost containment. The consolidated expense ratio for the three months period ended September 30, 2003 increased by 0.3 percentage points when compared to the consolidated expense ratio for the same period of the prior year.

The consolidated realized gain on sale of securities of $3.7 million and $683 thousand for the three months periods ended September 30, 2003 and 2002, respectively, is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available-for-sale securities. The realized gain during the third quarter of the year 2003 is mostly due to the sale of common stocks of Popular Inc., which generated a realized gain of approximately $2.6 million.

The consolidated unrealized loss on trading securities of $345 thousand and $6.7 million for the three months period ended September 30, 2003 and 2002, respectively, is related to investments held by the insurance segments. This unrealized gain (loss) is mostly attributed to the performance of certain equity holdings in the portfolios of such segments that replicate the Standard & Poors 500 Index (the S&P Index). The decrease in the unrealized loss on trading securities in the three months period ended September 30, 2003 when compared to the same period of the prior year, is attributed to a better performance of the S&P Index during the 2003 period. The S&P Index experienced an increase of 2.2% during the third quarter of the year 2003 while it experienced a decrease of 17.6% during the third quarter of the year 2002.

The consolidated income tax expense for the three months period ended September 30, 2003 increased by $6.5 million when compared to the same period of the prior year. This increase is due to the recording of TSI’s income tax expense corresponding to its results of operations during the three months ended September 30, 2003. During the quarter ended September 30, 2002 TSI was still operating under the tax exemption, thus no income tax was recorded for TSI corresponding to that period. The Health Insurance — Commercial Program and Healthcare Reform segments recorded in the third quarter of the year 2003 $6.3 million and $213 thousand, respectively, as income tax expense for the three months period ended September 30, 2003.

Nine Months Period Ended September 30, 2003 Compared to Nine Months Period Ended September 30, 2002

Consolidated earned premiums, net and fee revenue for the nine months period ended September 30, 2003 increased by $21.8 million or 2.3% when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to the net effect of a combined increase of $30.9 million in the earned premiums, net and fee revenue of the Health Insurance — Commercial Program and the Property and Casualty Insurance segments and a decrease of $11.5 million in the earned premiums, net of the Health Insurance — Healthcare Reform segment.

•	The earned premiums, net and fee revenue corresponding to the Health Insurance — Commercial segment increased by $19.0 million or 3.8% during this period. A change in the mix of business subscribed and increases in premium rates account for the segment’s increase in earned premiums and fee revenue for the period.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $11.9 million or 26.2% during this period. This increase is due to the production of new business in the dwelling and commercial multiperil lines of business during this period. Premium rates, particularly in the commercial lines of business, have remained consistent with the premium rates for the year 2002.

•	The earned premiums, net corresponding to the Health Insurance - Healthcare Reform segment decreased by $11.5 million or 3.1% during this period. This decrease is the net result of a decrease in average membership and an increase in premium rates effective July 1, 2003.

Consolidated claims incurred for the nine months period ended September 30, 2003 reflect a decrease of $1.7 million, or 0.2%, when compared to the claims incurred for the nine months period ended September 30, 2002. The consolidated loss ratio reflects a decrease of 2.1 percentage points during this period. The decrease in the loss ratio is the result of management’s ability to adjust its pricing strategy to cope with the increase in claims costs and the implementation of several measures for cost containment. The consolidated expense ratio for the nine months period ended September 30, 2003 increased by 0.1 percentage points when compared to the consolidated expense ratio for the same period of the prior year.

The consolidated realized gain on sale of securities of $7.3 million and $533 thousand for the nine months periods ended September 30, 2003 and 2002, respectively, is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available-for-sale securities. During second and third quarter of the year 2003 the Corporation realized gains of approximately $8.7 million as a result of the sale of common stocks of Popular Inc.

The consolidated unrealized gain (loss) on trading securities of $9.0 million and $(12.1) million for the nine months periods ended September 30, 2003 and 2002, respectively, is related to investments held by the insurance segments. This unrealized gain (loss) is mostly attributed to the effect of the following:

•	This unrealized gain (loss) is mostly attributed to the performance of certain equity holdings in the portfolios of such segments that replicate the Standard & Poors 500 Index (the S&P Index). The S&P Index experienced an increase of 13.2% during the nine month period ended September 30, 2003 while it experienced a decrease of 29.0% during same period of the year 2002.

•	In addition, during the first quarter of the year 2003 the Corporation sold certain investments with unrealized losses within such portfolios. This caused approximately $3.0 million in realized losses and had the effect of reducing the unrealized losses within the trading portfolio by the same amount.

The consolidated income tax expense for the nine months period ended September 30, 2003 increased by $67.8 million when compared to the same period of the prior year. This increase is due to the effect of the following:

•	On June 18, 2003, the Corporation was notified by the Puerto Rico Treasury Department (PRTD) that TSI’s tax exemption was terminated effective December 31, 2002. As a result, effective January 1, 2003 TSI is subject to Puerto Rico income taxes, the Health Insurance - Commercial Program and Healthcare Reform segments recorded in the second and third quarter of the year 2003 $11.1 million and $5.1 million, respectively, as income tax expense for the nine months period ended September 30, 2003.

•	On July 31, 2003, the TSM and TSI executed a closing agreement with the PRTD that stipulated that the statutory net income accumulated while TSI operated under the tax ruling was deemed distributed to TSM. As a result, TSM recognized an income tax liability amounting to $51.8 million, which was recorded in the second quarter of the year 2003.

Health Insurance — Commercial Program Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,

(dollar amounts in thousands)	2003	2002	2003	2002

Average enrollment:
Corporate accounts	304,380	312,473	306,195	314,314
Self-funded employers	129,229	121,717	128,644	124,223
Individual accounts	84,841	82,978	84,287	82,336
Federal employees	53,909	55,663	54,129	55,869
Local government employees	42,842	43,501	43,283	43,525

Total enrollment	615,201	616,332	616,538	620,267

Earned premiums	$172,335	165,499	517,411	499,145
Amounts attributable to self-funded arrangements	40,957	38,786	121,294	111,441
Less: Amounts attributable to claims under self-funded arrangements	(38,410)	(35,210)	(112,960)	(104,047)

Earned premiums, net and fee revenue	$174,882	169,075	525,745	506,539

Claims incurred	$143,576	145,892	436,297	429,254
Operating expenses	19,586	20,859	62,606	65,414

Total underwriting costs	$163,162	166,751	498,903	494,668

Underwriting income	$11,720	2,324	26,842	11,871

Loss ratio	82.1%	86.3%	83.0%	84.7%
Expense ratio	11.2%	12.3%	11.9%	12.9%

Combined ratio	93.3%	98.6%	94.9%	97.7%

Net investment income	$2,472	2,697	7,745	8,014
Realized gain on sale of securities	2,883	129	5,317	68
Unrealized gain (loss) on trading securities	99	(5,133)	6,677	(9,189)

Total net investment income (loss)	$5,454	(2,307)	19,739	(1,107)

Net income	$10,782	5,800	35,071	16,225

Three Months Period Ended September 30, 2003 Compared to Three Months Period Ended September 30, 2002

Earned premiums, net and fee revenue for the three months period ended September 30, 2003 reflect an increase of $5.8 million, or 3.4%, when compared to the three months period ended September 30, 2002. This increase is the result of the following:

•	This segment has been successful in monitoring premium rates, particularly in the rated Corporate Accounts business, assuring adequate premium rates that cover actual claims trends. Premium rates increased on average, 4.6% during this period. Increases in premium rates and a change in the mix of the business subscribed account for the increase in earned premiums and fee revenue, net for the period.

•	Average enrollment as of September 30, 2003 decreased by 1,131 members, or 0.2%, when compared to the average enrollment as of the same date of last year. The decrease in average enrollment is mostly reflected in the Corporate Accounts groups and Federal Employees, where membership decreased by 8,093 members, or 2.6%, and 1,754, or 3.2%, during this period respectively. The average enrollment of the Self-funded Employers and Individual Accounts reflect an increase in membership of 7,512, or 6.2% and 1,863, or 2.2%, during this period, respectively.

Claims incurred during the three months period ended September 30, 2003 decreased by $2.3 million or 1.6% when compared to the same period in 2002. The segment’s loss ratio for the three months period ended September 30, 2003 decreased by 4.2 percentage points when compared to the loss ratio for the three months period ended September 30, 2002. The segment has been able to control the increase in the loss ratio with its better premium pricing and claims costs containment measures established throughout the years. As a result of these cost containment initiatives, cost and utilization trends have remained at levels consistent with pricing and margin objectives.

The operating expenses for the three months period ended September 30, 2003 reflect a decrease of $1.3 million, or 6.1%, when compared to the three months period ended September 30, 2002. This decrease is due to non recurring expenses incurred in the third quarter of the year 2002. The expense ratio for the three months period ended September 30, 2003 decreased by 1.1 percentage points compared to the three months period ended September 30, 2002.

Nine Months Period Ended September 30, 2003 Compared to Nine Months Period Ended September 30, 2002

Earned premiums and fee revenue, net for the nine months period ended September 30, 2003 reflect an increase of $19.2 million, or 3.8%, when compared to the nine months period ended September 30, 2002. This increase is the result of the following:

•	This segment has been successful in monitoring premium rates, particularly in the rated Corporate Accounts business, assuring adequate premium rates that cover actual claims trends. Premium rates increased on average, 5.2% during this period. Increases in premium rates and a change in the mix of the business subscribed account for the increase in earned premiums and fee revenue for the period.

•	Average enrollment as of September 30, 2003 decreased by 3,729 members, or 0.6%, when compared to the enrollment as of the same date of last year. The decrease in average enrollment is mostly reflected in the Corporate Accounts groups and Federal Employees, where membership decreased by 8,119 members, or 2.6%, and 1,740, or 3.1%, during this period respectively. The average enrollment of the Self-funded Employers and Individual Accounts reflect an increase in membership of 4,421, or 3.6% and 1,951, or 2.4%, during this period, respectively.

Claims incurred during the nine months period ended September 30, 2003 increased by $7.0 million or 1.6% when compared to the same period in 2002. The segment’s loss ratio for the nine months period ended September 30, 2003 decreased by 1.7 percentage points when compared to the loss ratio for the nine months period ended September 30, 2002. The segment has been able to control the increase in the loss ratio with its better premium pricing and claims costs containment measures established throughout the years. As a result of these cost containment initiatives, cost and utilization trends have remained at levels consistent with pricing and margin objectives.

The operating expenses for the nine months period ended September 30, 2003 reflect a decrease of $2.8 million, or 4.3%, when compared to the nine months period ended September 30, 2002. This decrease is due to cost control measures established since no enrollment increase was experienced during the period. The expense ratio for the nine months period ended September 30, 2003 decreased by 1.0 percentage points compared to the nine months period ended September 30, 2002.

Health Insurance — Healthcare Reform Program Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,

(dollar amounts in thousands)	2003	2002	2003	2002

Average enrollment:
North area	234,078	244,430	237,699	248,408
Metro-north area	223,794	230,418	225,987	187,053
Southwest area	166,941	170,418	169,119	155,988
Northwest area	—	—	—	102,839

	624,813	645,266	632,805	694,288

Earned premiums	$118,367	120,972	357,014	368,498

Claims incurred	$107,296	106,321	320,249	336,016
Operating expenses	8,783	9,199	25,529	28,663

Total underwriting costs	$116,079	115,520	345,778	364,679

Underwriting income (loss)	$2,288	5,452	11,236	3,819

Loss ratio	90.6%	87.9%	89.7%	91.2%
Expense ratio	7.4%	7.6%	7.2%	7.8%

Combined ratio	98.1%	95.5%	96.9%	99.0%

Net investment income	$1,019	1,278	3,572	3,763
Realized gain (loss) on sale of securities	(27)	162	(136)	(5)
Unrealized gain (loss) on trading securities	(433)	(333)	1,189	(986)

Total net investment income	$559	1,107	4,625	2,772

Net income	$2,538	6,373	10,458	5,966

Three Months Period Ended September 30, 2003 Compared to Three Months Period Ended September 30, 2002

Earned premiums of the Healthcare Reform segment for the three months period ended September 30, 2003 reflect a decrease of $2.6 million or 2.2%, when compared to the same period of the prior year. This decrease is the result of the following:

•	The average monthly enrollment for this segment decreased by 20,453 insureds when comparing the average enrollment for the three months period ended September 30, 2003 to the three months period ended September 30, 2002. This decrease is due to the continuous review and screening performed by the Government over the lists of persons eligible to participate in the Healthcare Reform.

•	Effective July 1, 2003, premium rates were increased by approximately 4.5% during the Healthcare Reform contract renegotiation process for a twelve-month period ending on June 30, 2004.

Claims incurred during the three months period ended September 30, 2003 reflect an increase of $975 thousand, or 0.9%, when compared to the three months period ended September 30, 2002. This fluctuation is due to higher utilization trends during the period, net of the segment’s decreased volume of business. This situation also explains the increase in the segment’s loss ratio of 2.7 percentage points experienced during the three months ended September 30, 2003.

Operating expenses for the three months period ended September 30, 2003, decreased by $416 thousand, or 4.5%, when compared to the three months period ended September 30, 2002. This decrease is due to the segment’s decreased volume of business. The expense ratio experienced a decrease of 0.2 percentage points during the three months period ended September 30, 2003.

Nine Months Period Ended September 30, 2003 Compared to Nine Months Period Ended September 30, 2002

Earned premiums of the Healthcare Reform segment for the nine months period ended September 30, 2003 decreased by $11.5 million, or 3.1%, when compared to the same period of last year. This decrease is the result of the following:

•	The average monthly enrollment for this segment decreased by 61,483 insureds when comparing the average enrollment for the nine months period ended September 30, 2003 to the nine months period ended September 30, 2002. This decrease is due to the net effect of the following: the loss of the Northwest area, which seven municipalities were merged into the West area (served by another carrier) effective July 1, 2002, and the fact that six new municipalities were assigned into areas serviced by the segment effective July 1, 2002. In addition, the continuous review and screening performed by the Government over the lists of persons eligible to participate in the Healthcare Reform also contributes to the decrease in membership during this period.

•	Effective July 1, 2003, premium rates were increased by approximately 4.5% during the Healthcare Reform contract renegotiation process for a twelve-month period ending on June 30, 2004. In addition, the premium rates for the Metro-north and Southwest areas (areas in which the segment has experienced an increase in average enrollment) are higher than the premium rates of the Northwest area.

Claims incurred during the nine months period ended September 30, 2003 reflect a decrease of $15.8 million, or 4.7%, when compared to the nine months period ended September 30, 2002. This fluctuation is due to the decrease in volume of business of the Healthcare Reform segment. Also, during the nine months period ended September 30, 2003, the loss ratio experienced a decrease of 1.5 percentage points. The decrease experienced in the loss ratio is the result of the effect of better premium pricing, a change in the mix of areas served and claims cost containment measures established throughout the years.

Operating expenses for the nine months period ended September 30, 2003, decreased by $3.1 million, or 10.9%, when compared to the nine months period ended September 30, 2002. This decrease is due to the segment’s decreased volume of business as well as to a decrease in certain non recurring expenses incurred in the 2002 period.

Property and Casualty Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,

(dollar amounts in thousands)	2003	2002	2003	2002

Premiums written:
Commercial multiperil	$14,709	12,631	40,342	36,115
Dwelling	5,988	4,308	17,493	12,673
Auto physical damage	4,652	4,692	11,645	12,711
Commercial auto liability	4,218	3,226	10,142	8,187
Medical malpractice	2,569	2,558	4,902	4,645
All other	3,833	4,247	11,695	9,828

Total premiums written	35,969	31,662	96,219	84,159

Premiums ceded	(11,658)	(12,550)	(31,843)	(29,069)
Change in unearned premiums	(4,309)	(4,148)	(7,067)	(9,674)

Net premiums earned	$20,002	14,964	57,309	45,416

Claims incurred	$10,325	8,341	30,780	24,429
Operating expenses	9,043	5,601	26,528	18,868

Total underwriting costs	$19,368	13,942	57,308	43,297

Underwriting income	$634	1,022	1	2,119

Loss ratio	51.6%	55.7%	53.7%	53.8%
Expense ratio	45.2%	37.4%	46.3%	41.5%

Combined ratio	96.8%	93.2%	100.0%	95.3%

Net investment income	$1,702	1,600	5,046	4,834
Realized gain on sale of securities	598	277	793	293
Unrealized gain (loss) on trading securities	22	(1,229)	1,283	(1,897)

Total net investment income	$2,322	648	7,122	3,230

Net income	$2,832	1,272	8,298	4,415

Three Months Period Ended September 30, 2003 Compared to Three Months Period Ended September 30, 2002

Total premiums written for the three months period ended September 30, 2003 increased by $4.3 million, or 13.6%, when compared to the three months period ended September 30, 2002. This increase is mostly reflected in the premiums written for the commercial multiperil, dwelling and commercial auto liability lines of business, which experienced an increase in premiums of $2.1 million, or 16.5%, $1.7 million, or 39.0%, and $992 thousand, or 30.8%, during this period, respectively. This increase is due to the production of new business since premium rates, particularly those of the commercial lines of business, have remained consistent with the premium rates for the year 2002.

Premiums ceded to reinsurers during the three months period ended September 30, 2003 decreased by $892 thousand, or 7.1%, when compared to the same period for the prior year. The ratio of premiums ceded to premiums written reflects a decrease of 7.2 basis points, from 39.6% for the three months period ended September 30, 2002 to 32.4% for the same period of the year 2003. The decrease in the amount of premiums ceded and the premiums ceded to premiums written ratio is due to the net effect of the following:

•	A decrease resulting from the cancellation of a property surplus treaty, which propitiated a reinsurance portfolio transfer which resulted in an increase in premiums written and a reduction in the amount of premiums ceded.

•	The property and casualty segment has increased its risk retention in its proportional treaties. The increased retention, which decreases the amount of premiums ceded to reinsurers, allows the segment to retain more premiums of profitable business.

•	Increase in the ratio of premiums ceded to premiums written corresponding to the three months ended September 30, 2002 due to an increase in facultative reinsurance and the provision for premiums adjustments on the excess of loss treaties.

•	The effect of a new property quota share treaty, which has a higher cession percentage, coupled with the increase in property business subscribed during this period.

•	Catastrophe reinsurance costs increased by over 10% during this period. This increase is due to recent worldwide catastrophes.

The increase in the claims incurred of $2.0 million, or 23.8%, is basically due to the segment’s increased volume of business. The property and casualty loss ratio however, experienced a decrease of 4.1 percentage points during the three months period ended September 30, 2003 as compared to the same period of the prior year. The decrease in the segment’s loss ratio is mostly due to the segment’s increased retention of profitable lines.

The operating expenses for the three months period ended September 30, 2003 increased by $3.4 million when compared to the operating expenses for the three months period ended September 30, 2002. The expense ratio increased by 7.8 percentage points during this period. The increase in the operating expenses and the expense ratio is, among other things, the result of an increase in commission expense due to the segment’s increased volume of business, a decrease in reinsurance commission income from the proportional reinsurance treaties and an increase in payroll and payroll related expenses. In addition, during the 2003 period the segment experienced an increase in certain non-recurring expenses, such as an assessment from a guarantee association and consulting services, among others.

Nine Months Period Ended September 30, 2003 Compared to Nine Months Period Ended September 30, 2002

Total premiums written for the nine months period ended September 30, 2003 increased by $12.1 million, or 14.3%, when compared to the nine months period ended September 30, 2002. This increase is mostly reflected in the premiums written for the dwelling and commercial multiperil lines of business, which experienced an increase in premiums of $4.8 million, or 38.0%, and $4.2 million, or 11.7%, during this period, respectively. This increase is due to the production of new business since premium rates, particularly in the commercial lines of business, have remained consistent with the premium rates for the year 2002.

Premiums ceded to reinsurers during the nine months period ended September 30, 2003 increased by $2.8 million, or 9.5%, when compared to the same period of the prior year. The increase in the amount of premiums ceded in the property and casualty segment is mostly related to its increased volume of business. The ratio of premiums ceded to premiums written reflects a decrease of 1.4 basis points, from 34.5% as of September 30, 2002 to 33.1% as of September 30, 2003. The net change in the premiums ceded is due to the net effect of the following:

•	A decrease resulting from the cancellation of a property surplus treaty, which propitiated a reinsurance portfolio transfer which resulted in an increase in premiums written and a reduction in the amount of premiums ceded.

•	The property and casualty segment has increased its risk retention in its proportional treaties. The increased retention, which decreases the amount of premiums ceded to reinsurers, allows the segment to retain more premiums of profitable business.

•	Increase in the ratio of premiums ceded to premiums written corresponding to the nine months ended September 30, 2002 due to an increase in facultative reinsurance and the provision for premiums adjustments on the excess of loss treaties.

•	The effect of a new property quota share treaty, which has a higher cession percentage, coupled with the increase in property business subscribed during this period.

•	Catastrophe reinsurance costs increased by over 10% during this period. This increase is due to recent worldwide catastrophes.

The increase in the claims incurred of $6.4 million, or 26.0%, is basically due to the segment’s increased volume of business. The loss ratio experienced a decrease of 0.1 percentage points during the nine months period ended September 30, 2003 as compared to the same period of the prior year. The operating expenses for the nine months period ended September 30, 2003 increased by $7.7 million when compared to the operating expenses for the nine months period ended September 30, 2002. The expense ratio increased by 4.8 percentage points during this period. The increase in the operating expenses and the expense ratio is, among other things, the result of an increase in commission expense due to the segment’s increased volume of business, a decrease in reinsurance commission income from the proportional reinsurance treaties and an increase in payroll and payroll related expenses. In addition, during the 2003 period the segment experienced an increase in certain non-recurring expenses, such as an assessment from a guarantee association and consulting services, among others.

Life and Disability Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,

(dollar amounts in thousands)	2003	2002	2003	2002

Net earned premiums and commission income:
Earned premiums	$5,999	5,476	18,955	15,719
Earned premiums ceded	(1,971)	(1,796)	(5,802)	(4,691)

Net earned premiums	4,028	3,680	13,153	11,028

Commission income on reinsurance	146	(51)	429	259

Total	$4,174	3,629	13,582	11,287

Claims incurred	$3,005	2,720	6,879	6,226
Operating expenses	1,255	1,265	4,421	3,815

Total underwriting costs	$4,260	3,985	11,300	10,041

Underwriting income (loss)	$(86)	(356)	2,282	1,246

Loss ratio	72.0%	75.0%	50.6%	55.2%
Expense ratio	30.1%	34.9%	32.6%	33.8%

Combined ratio	102.1%	109.8%	83.2%	89.0%

Net investment income	$598	552	1,678	1,713
Realized gain on sale of securities	215	4	666	66
Unrealized loss on trading securities	(33)	—	(126)	—

Total net investment income	$780	556	2,218	1,779

Net income	$570	103	3,673	2,390

Three Months Period Ended September 30, 2003 Compared to Three Months Period Ended September 30, 2002

Earned premiums for the three months period ended September 30, 2003 increased by $523 thousand, or 9.6%, when compared to the three months period ended September 30, 2002. This increase is due to the increased volume of business experienced by the segment during this period. Total average certificates in force in the group life and group disability business for the three months period ended September 30, 2003 increased by 10,488 certificates, or 3.1%, when compared to the same period of last year.

Premiums ceded to reinsurers during the three months period ended September 30, 2003 reflect an increase of $175 thousand, or 9.7%, when compared to the same period of the prior year. The ratio of premiums ceded to earned premiums increased from 32.8% for the three months period ended September 30, 2002 to 32.9% for the three months period ended September 30, 2003, an increase of 0.1 percentage points.

Claims incurred for the three months period ended September 30, 2003 increased by $285 thousand, or 10.5%, when compared to the three months period ended September 30, 2002. This increase is due to net of an increase in the segment’s volume of business and a decrease in the amount of claims received during the 2003 period. The segment’s loss ratio reflects a decrease of 3.0 percentage points during the same period. This decrease is due to the fact that during the third quarter of the year 2002, this segment experienced a higher than expected number of claims received, particularly in the group life business. During the third quarter of the year 2003, the segment experienced a better claims experience than during the corresponding period of the prior year.

The life and disability segment’s expense ratio reflects a decrease of 4.8 percentage points, when compared to the prior period. The decrease in the expense ratio is mostly due to the fact that the amount of operating expenses remained consistent with the prior period while net earned premiums increased during the same period.

Nine Months Period Ended September 30, 2003 Compared to Nine Months Period Ended September 30, 2002

Earned premiums for the nine months period ended September 30, 2003 increased by $3.2 million, or 20.6%, when compared to the nine months period ended September 30, 2002. This increase is mostly due to the following:

•	During the first quarter of the year 2003, the segment revised its methodology for estimating the premiums of its short term disability business. This revision resulted in a non-recurring adjustment to earned premiums of $1.1 million during that period.

•	In addition, the segment has experienced an increased volume of business during the nine months period ended September 30, 2003 when compared to the same period of the year 2002. Total average certificates in force in the group life and group disability business for the nine months period ended September 30, 2003 increased by 23,151 certificates, or 7.0%, when compared to the same period of the last year.

Premiums ceded to reinsurers during the nine months period ended September 30, 2003 reflect an increase of $1.1 million, or 23.7%, when compared to the same period of the prior year. The ratio of premiums ceded to earned premiums was 30.6% and 29.8% for the nine month period ended September 30, 2003 and 2002, respectively, an increase of 0.8 percentage points. The increase in premiums ceded and the ratio of premiums ceded to earned premiums during this period is due to a change in the mix of business subscribed by the segment and each business reinsurance program. During this period in 2003, the segment subscribed more disability policies than in 2002; this increasing trend of the disability business began during the year 2002. The disability insurance business has a higher cession percentage than the life insurance business, thus causing an increase in the amount of premiums ceded and an increase in the earned premiums ceded to earned premiums ratio.

Claims incurred for the nine months period ended September 30, 2003 increased by $653 thousand, or 10.5%, when compared to the nine months period ended September 30, 2002. This fluctuation is mainly attributed to the segment’s increased volume of business during this period net of a decrease in the amount of claims received during the period. The segment’s loss ratio however, reflects a decrease of 4.6 percentage points during the same period. This decrease in the loss ratio is attributed to the net effect of the following:

•	During the first quarter of the year 2003, the segment revised its methodology for estimating the premiums of its short term disability business. This revision resulted in a non-recurring adjustment to earned premiums of $1.1 million, which alters the loss ratio of the nine months period ended September 30, 2003.

•	During the nine months ended September 30, 2002, this segment experienced higher than expected number of claims received, particularly in the group life business. During the third quarter of the year 2003, the segment experienced a better claims experience than during the corresponding period of the prior year.

Operating expenses for the nine months ended September 30, 2003 reflect an increase of $606 thousand when compared to the operating expenses for the same period of the prior year. The expense ratio for the nine months ended September 30, 2003 reflects a decrease of 1.2 percentage points when compared to the prior period. The decrease in the expense ratio is mostly due to the fact that the amount of operating expenses remained consistent with the prior period while net earned premiums increased during the same period.

Liquidity and Capital Resources

Cash Flows

The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.

As of September 30, 2003 and December 31, 2002, the Corporation’s cash and cash equivalents amounted to $92.4 million and $82.8 million, respectively. The sources of funds considered in meeting the objectives of the Corporation’s operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.

Management believes that the Corporation’s net cash flows from operations are expected to sustain the operations for the next year and thereafter, as long as the operations continue showing positive results. The Corporation is continually monitoring premium rates and claims incurred to ascertain the sustainability of its net cash flows from operations. In addition the Corporation has the ability to increase premium rates throughout the year as it renews its different contracts on a monthly basis.

Cash Flows from Operations

Most of the cash flows from operating activities are generated from the insurance subsidiaries. The basic components of the cash flows from operations are premium collections, claims payments less reinsurance premiums, and payment of operating expenses.

Net cash flows provided by operating activities amounted to $3.5 million and $61.4 million for the nine months periods ended September 30, 2003 and 2002, respectively, a decrease of $57.9 million. This decrease in cash flows provided by operating activities is mainly attributed to the net effect of the following:

•	The amount of cash paid to suppliers and employees reflects an increase of $48.6 million when comparing the nine months period ended September 30, 2003 with the nine months period ended September 30, 2002. The amount of cash paid to suppliers and employees increased mostly as a result of the payment of $37,000 to the PRTD in accordance with the closing agreement executed on July 31, 2003. This increase is also due to additional commission expense generated from the generation of new business.

•	The amount of claims losses and benefits paid for the nine months period ended September 30, 2003 reflect an increase of $14.2 million when compared to the same amount of the prior year. The increase in the amount of claims losses and benefits paid is mostly the result of the segments’ increased volume of business and an increase in the cost of claims.

•	The net acquisitions of investments in the trading portfolio increased by $25.1 million for the nine months period ended September 30, 2003, when compared to the nine months period ended September 30, 2002.

•	Premiums collected increased by $21.7 million when comparing collections during the nine months period ended September 30, 2003 with the nine months period ended September 30, 2002. This increase is mostly the result of the increased volume of business and increased premium rates of the insurance segments.

•	The Corporation collected approximately $7.0 million more from the contingency reserve funds of the Federal Employees Health Benefit Plan (FEHBP) during the nine months period ended September 30, 2003 than during the same period of the prior year. The amount collected from the contingency reserve funds of the FEHBP was $13.0 million in the 2003 period and $6.0 million in the 2002 period.

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

Net cash flows used in investing activities amounted to $42.0 million and $13.0 million for the nine months periods ended September 30, 2003 and 2002, respectively. The cash flows used in investing activities during these periods are attributed to the investment of the excess cash generated from the operations. Total acquisition of investments exceeded the proceeds from investments sold or matured by $38.8 million and $9.6 million during the nine months periods ended September 30, 2003 and 2002, respectively.

Cash Flows from Financing Activities

Net cash flows provided by (used in) financing activities amounted to $48.2 million and ($11.9) million for the nine months periods ended September 30, 2003 and 2002, respectively. The increase of $60.1 million when compared to the same period of the prior year is mainly due to the combined effect of the following:

•	The Corporation received proceeds from the issuance of short-term borrowings amounting to $37.0 million. These proceeds were used for the payment of $37,000 to the PRTD in accordance with the closing agreement executed on July 31, 2003.

•	The proceeds from individual retirement annuities increased by $8.7 million when comparing the proceeds during the nine months period ended September 30, 2003 with those for the nine months period ended September 30, 2002. In addition, the surrenders of individual retirement annuities decreased by $3.6 million during the nine months period ended September 30, 2003 when compared to the same period in 2002.

•	The change in outstanding checks in excess of bank balances reflects an increase of $7.5 million during the nine months period ended September 30, 2003 compared to the nine months period ended September 30, 2002. The amount of checks in excess of bank balances represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

•	The payments of long-term debt decreased from $4.5 million for the nine months period ended September 30, 2002 to $1.1 million for the nine months period ended September 30, 2003, a decrease of $3.4 million. This decrease is due to additional payments made during the 2002 period over the scheduled principal payments of the credit agreements.

Financing and Financing Capacity

The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of September 30, 2003, the Corporation had $121.0 million in available credit under these agreements. The amount of outstanding short-term borrowings as of September 30, 2003 is $37,000 and is included within the accounts payable and accrued liabilities in the accompanying unaudited consolidated financial statements.

In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates determined by the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of September 30, 2003, the two credit agreements have an outstanding balance of $32.9 million and $16.0 million and an average annual interest rate of 2.1% and 2.4%, respectively. These credit agreements contain several restrictive covenants, including, but not limited to, restrictions to incur additional indebtedness and the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of September 30, 2003, management believes the Corporation is in compliance with these covenants. Further details regarding these credit agreements are incorporated by reference to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s December 31, 2002 Form 10-K.

The Corporation was notified on June 18, 2003, by the PRTD that the ruling recognizing TSI’s tax exemption was terminated effective December 31, 2002, thus making TSI a taxable entity. In addition on July 31, 2003 the TSM and TSI executed a closing agreement with the PRTD that stipulated that TSM will pay taxes on TSI’s accumulated statutory net income. As a result, TSM recognized an income tax liability amounting to $51,774. The termination of TSI’s tax exemption and the assessment made in the closing agreement requires of the Corporation the following payments:

•	Of the income tax liability amount recognized by the Corporation, $37,000 was paid on July 31, 2003, the date of the closing agreement, and $14,774 is due on April 15, 2004. To pay for the first installment of this assessment the Corporation used its available short-term borrowings facilities. The amount borrowed is expected to be paid from cash flows generated from operations as well as from the maturity of investments. The remaining balance of the tax liability is also expected to be paid from the operating cash flows of the Corporation and the maturity of investments.

•	Effective January 1, 2003, TSI is subject to Puerto Rico income taxes as an other than life insurance entity, as defined in the Puerto Rico Internal Revenue Code of 1994, as amended. As of September 30, 2003, TSI’s current income tax expense amounted to $17.9 million. The Corporation expects to pay for the amount of current income taxes owed by TSI to the PRTD out of the cash flows from operations. This payment is expected to be made during the second quarter of the year 2004, when the 2003 tax returns are due for filing.

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

Item 4. Controls and Procedures

As of September 30, 2003, TSM management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in their quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

Part II — Other Information

Item 1. Legal Proceedings

(a)	As of September 30, 2003, the Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position and results of operations.

(b)	On December 6, 1996, the Commissioner of Insurance issued an order to annul the sale of 1,582 shares of common stock that TSI repurchased from the estate of deceased stockholders. TSI contested such order through an administrative and judicial review processes. Consequently, the sale of 1,582 stocks was cancelled and the amount paid was returned to each former stockholder. During the year 2000, the Commissioner of Insurance issued a pronouncement providing further clarification of the content and effect of the order. This order also required that all corporate decisions undertaken by TSI through the vote of its stockholders of record, be ratified in a stockholders’ meeting or in a subsequent referendum. In November 2000, TSM, as the sole stockholder of TSI, ratified all such decisions. Furthermore, on November 19, 2000, TSM held a special stockholders’ meeting, where a ratification of these decisions was undertaken except for the resolutions related to the approval of the Reorganization of TSI and its subsidiaries. This resolution did not reach the two-thirds majority required by the order because the number of shares that were present and represented at the meeting was below such amount (total shares present and represented in the stockholders’ meeting was 64%). As stipulated in the order, TSM began the process to conduct a referendum among its stockholders in order to ratify such resolution. The process was later suspended because upon further review of the scope of the order, the Commissioner of Insurance issued an opinion in a letter dated January 8, 2002 which indicated that the ratification of the corporate reorganization was not required.

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

On June 26, 2003, the two shareholders presented a writ of certiotari before the Supreme Court of Puerto Rico. TSI and TSM filed a Motion opposing the issuance of the writ. The writ was issued by the Supreme Court of Puerto Rico on August 22, 2003 when it ordered that the Circuit Court of Appeals transmit the record of the case. Notice of the receipt of the record by the Supreme Court of Puerto Rico was issued in October 2003.

(c)	On September 4, 2003, José Sánchez and others filed a class action complaint against the Corporation, present and former directors of TSM and TSI, and others in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, is based upon an alleged scheme to defraud the plaintiffs by the defendants by acquiring control of TSI thru illegally capitalizing TSI and later converting it to a non-profit corporation and depriving the shareholders of their rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and shareholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. This case is still in the very early preliminary stages of litigation and has not been certified as a class action.

(d)	On May 22, 2003 a class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all other similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association and multiple other insurance companies including TSI.

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

Management believes that TSI was brought to this litigation for the sole reason of being associated with the Blue Cross and Blue Shield Association and that none of the allegations made by the Plaintiffs are applicable to TSI. Therefore, TSI pursuant to the advice of its legal counsel will move for the dismissal of the complaint against TSI.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Shareholders’ proposals intended to be presented at the 2004 Annual Meeting of Shareholders of TSM must be received by the Secretary of the Board of Directors, at its principal executive offices, located at the sixth floor of 1441 F.D. Roosevelt Avenue, San Juan, Puerto Rico, 00920, or by fax at (787) 749-4191 or (787) 706-4023, or by mail at the PO Box 363628, San Juan, Puerto Rico, 00936-3628, not later than November 28, 2003 for inclusion in TSM’s Proxy Statement and Form of Proxy relating to the 2004 Annual Meeting of Shareholders of TSM.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 11 Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and nine months periods ended September 30, 2003 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Form 10-Q.

Exhibit 12 Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and nine months periods ended September 30, 2003 has been omitted as the detail necessary to determine the computation of the loss ratio, expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Form 10-Q.

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

(b)	Reports on Form 8-K:

One report on Form 8-K was filed for the quarter ended September 30, 2003:

Dated	July 31, 2003
Items reported:	Item 5 — Other Events (Announcement that the Puerto Rico Treasury Department has ended the income tax exemption that had been granted to TSI)

SIGNATURES

Pursuant to the requirements of the United States Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triple-S Management Corporation Registrant

Date:	November 12, 2003	By:	/s/ Ramón M. Ruiz-Comas

Ramón M. Ruiz-Comas, CPA President and Chief Executive Officer

Date:	November 12, 2003	By:	/s/ Juan J. Román

Juan J. Román, CPA Vice President of Finance and Chief Financial Officer