Form 10-K
period 2003-12-31
TRIPLE-S MANAGEMENT CORP
filed 2004-03-30
CIK 1171662

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                     to

COMMISSION FILE NUMBER 0-49762

TRIPLE-S MANAGEMENT CORPORATION

Puerto Rico (STATE OF INCORPORATION)	66-0555678 (I.R.S. ID)

1441 F.D. Roosevelt Avenue, San Juan, PR 00920

(787) 749-4949

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $40.00 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ YES ☑ NO

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2003 was $361,200.00.

The number of shares outstanding of the registrant’s common stock as of March 15, 2003 was 8,943.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 25, 2004 are incorporated by reference into Part III. Portions of the Annual Report to Shareholders are incorporated by reference into Part II.

TRIPLE-S MANAGEMENT CORPORATION

FORM 10-K

For The Fiscal Year Ended December 31, 2003

Part I

Item 1. Business.

GENERAL DESCRIPTION OF BUSINESS AND RECENT DEVELOPMENTS

Triple-S Management Corporation (TSM) is incorporated under the laws of the Commonwealth of Puerto Rico. It is the holding company of several entities, through which it offers a wide range of insurance products and services. These products and services are offered through the following TSM wholly-owned subsidiaries:

•	Triple-S, Inc. (TSI), a health insurance company serving two major segments: the Commercial Program and the Commonwealth of Puerto Rico Healthcare Reform Program (the Healthcare Reform);

•	Seguros Triple-S, Inc. (STS), a property and casualty insurance company; and

•	Seguros de Vida Triple-S, Inc. (SVTS), a life and disability insurance and annuity products company.

TSM’s insurance subsidiaries, as well as other insurers doing business in Puerto Rico, are subject to the regulations and supervision of the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance). The regulations and supervision of the Commissioner of Insurance consists primarily of: the approval of policy forms and rates, when applicable, the standards of solvency that must be met and maintained by insurers and their agents, and the nature of and limitations on investments, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations and the form and content of reports of financial condition required to be filed, among others. In general, such regulations are for the protection of policyholders rather than security holders.

In addition to the insurance subsidiaries mentioned above, TSM has the following other wholly-owned subsidiaries: Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TCI). ISI provides data processing services to Triple-S Management Corporation and its subsidiaries (the Corporation). TCI is currently engaged as the third-party administrator in the administration of the Corporation’s Healthcare Reform segment described under “Health Insurance - Healthcare Reform Segment”. It also provides healthcare advisory services to TSI and other health-related services.

All of the premiums generated by the insurance subsidiaries are generated from customers within Puerto Rico. In addition, long-lived assets, other than financial instruments, including deferred policy acquisition costs and deferred tax assets of the Corporation, are located in Puerto Rico.

TSM became the holding company for its subsidiaries on January 4, 1999, the effective date of the corporate reorganization described below. Before the Reorganization (as defined herein), Triple-S, Inc. (SSS), a health insurance company, was the parent company of the existing subsidiaries previously described.

Effective January 4, 1999, SSS and its subsidiaries completed a tax-exempt corporate reorganization with the approval of the Department of the Treasury and the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Reorganization). In the Reorganization, the following transactions occurred:

•	The stockholders of SSS exchanged their common stock in SSS for common stock of TSM on a share for share basis.

•	SSS transferred to TSM its investment in its wholly-owned subsidiaries, amounting to $50.2 million, consisting of SSS’s capital contribution to its wholly owned subsidiaries of $9.8 million as well as the accumulated operating reserves and unrealized gains on securities classified as available-for-sale of the wholly owned subsidiaries amounting to $35.4 million and $4.9 million, respectively.

•	SSS sold to TSM its real estate at its carrying value of $22.5 million at the date of the Reorganization. No gain or loss was recognized by SSS in relation to this transaction.

•	SSS merged with and into Triple-S Salud, Inc., a wholly-owned subsidiary of TSM which later changed its name to Triple-S, Inc. (TSI). Thus, TSI acquired the net assets of SSS amounting to $139.4 million

(excluding SSS’s investment in its former wholly owned subsidiaries), including SSS’s accumulated operating reserves of $105 million and unrealized gains on securities classified as available-for-sale of $33.8 million.

The purpose of the Reorganization was to allow the Corporation to participate in activities that may better position it in the health services market without the limitations inherent to an insurance company. Since TSM is not an insurance company, it is not subject to the limitations of the Puerto Rico Insurance Code and the Reorganization provides increased flexibility to diversify into other lines of business. During the Reorganization, there were no significant changes in the management of the entities within the Corporation; the President and Chief Executive Officer of TSI (at the time) was named President and Chief Executive Officer of TSM while retaining the position and responsibilities of the Presidency of TSI.

The Reorganization was structured as a tax-exempt reorganization under the Puerto Rico Income Tax Code and the Puerto Rico Income Tax Act of 1954, as amended. A favorable determination letter approving the tax-exempt status of the Reorganization was obtained from the Puerto Rico Department of the Treasury. In order to continue with the tax exemption, TSI had to comply with certain conditions imposed by the Department of the Treasury in the tax exemption ruling.

TSI, although legally incorporated as a for-profit organization, operated as if it were a non-for-profit organization, whose principal purpose was to offer affordable healthcare coverage in the Puerto Rico community. TSI was exempt from Puerto Rico income taxes before and after the Reorganization under the ruling issued by the Puerto Rico Department of the Treasury.

Under a resolution passed by the Puerto Rico House of Representatives (House of Representatives), during 2002 and 2003 the Banking and Insurance Committee of the House of Representatives conducted an investigation of TSI’s tax treatment under the Department of the Treasury ruling that granted TSI’s tax exempt status. A similar investigation was approved by the Puerto Rico Senate. In addition, the Department of the Treasury conducted an audit of TSI’s compliance with the requirements of the tax ruling. All three investigations on the tax exemption have been concluded. The Department of the Treasury concluded its investigations with no findings of non-compliance. The House of Representatives and the Puerto Rico Senate concluded their investigations by recommending and providing for the termination of the tax exemption solely on account of TSI’s for-profit status and the fact that no other for-profit health insurer in Puerto Rico enjoys a tax exemption under section 1101(6) of the Puerto Rico Internal Revenue Code of 1994, as amended (the P.R. Code). TSM was notified on June 18, 2003 by the Department of Treasury that the ruling recognizing TSI’s tax exemption was terminated effective December 31, 2002. The termination of the ruling was in accordance with a new public policy set by the Department of the Treasury pursuant to which tax exemptions under Section 1101(6) of the P.R. Code will not apply to corporations organized as for-profit, which is TSI’s case.

On July 31, 2003, TSM and TSI executed a closing agreement with the Department of the Treasury. In general, the terms of the closing agreement established the termination of TSI’s tax exemption effective December 31, 2002. Accordingly, effective January 1, 2003 TSI is subject to Puerto Rico income taxes as an other-than-life insurance entity, as defined in the P.R. Code.

The closing agreement also stipulates that TSM will pay taxes on TSI’s accumulated statutory net income, in accordance with the income recognition methodology applied by the Secretary of the Treasury in the closing agreement and the ruling mentioned above. This tax ruling established the following methodology for TSM to determine its tax liability:

•	TSI’s accumulated statutory net income while operating under the tax exemption, amounting to $132.8 million, was deemed distributed to TSM.

•	For tax purposes, TSM recognized the exempt accumulated statutory net income as gross income. On this amount, TSM recognized an income tax liability amounting to $51.8 million, which was determined by applying a tax rate of 39% to the exempt accumulated statutory net income deemed distributed to TSM. This income tax liability was recorded by TSM within the current income tax expense in the 2003 consolidated statements of earnings. Of this tax $37.0 million were paid on July 31, 2003, the date of the closing agreement, and $14.8 million are due on April 15, 2004.

The Corporation has not declared or distributed dividends on its common stock by virtue of an affirmative vote of its stockholders. However, a resolution was approved by the Corporation’s stockholders at the Annual Meeting held on April 27, 2003, acknowledging that the Board of Directors (the Board) of the Corporation may declare dividends subject to the Board’s determination that in its best judgment the payment of dividends is financially and legally feasible.

The amount of TSM’s net income available for distribution to stockholders had excluded TSI’s results of operations for the years 2002 and 2001 due to the prohibition on declaring dividends contained in the tax exemption ruling. Since the tax status of TSI changed effective January 1, 2003, its earnings for the years 2002 and 2001 are now available for distribution to TSI’s stockholders.

AVAILABLE INFORMATION

TSM files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the SEC). The SEC maintains a website that contains annual, quarterly and current reports and other information that issuers (including TSM) file electronically with the SEC. The SEC’s website is www.sec.gov. The filings of TSM with the SEC are not available in its website address (ssspr.com) since the Corporation’s stock has no established public trading market. The information on our website is not incorporated by reference into this report. The website addresses listed above are provided for the information of the reader and are not intended to be active links. The Corporation will provide free of charge copies of its filings to any shareholder that requests them at the following address: Triple-S Management Corporation; Office of the Secretary of the Board; PO Box 363628; San Juan, P.R. 00936-3628.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K and other publicly available documents of TSM may include statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things: statements concerning the financial condition, results of operations and business of the Corporation. These statements are not historical, but instead represent the TSM’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of the Corporation’s control. These statements may address, among other things, future financial results, strategy for growth, and market position. It is possible that the Corporation’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. The factors that could cause actual results to differ from those in the forward-looking statements are discussed throughout this Form 10-K. TSM is not under any obligation to update or alter any forward-looking statement (and expressly disclaims any such obligations), whether as a result of new information, future events or otherwise. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, rising healthcare costs, business conditions and competition in the different insurance segments, government action and other regulatory issues.

PUERTO RICO’S ECONOMY

Key economic indicators published by the government of Puerto Rico during the last months of the year 2003, suggest that Puerto Rico may have commenced a slow economic recovery. The information published by the government for 2003 presents a growth in the local economy of 0.3% and a growth in total employment of 2.8%. Thus, after three years of economic slowdown, it appears to management that the economic recovery that has not happened in Puerto Rico may finally occur during 2004. The sluggish performance of the Puerto Rico economy during the last several years is due to many factors. First, the slow growth of the United States economy during these years has had a direct impact on the Puerto Rican economy. On a local level, the fiscal crisis of the government of Puerto Rico has led to tax increases and the postponement of several tax-cut measures, which is not only a discouraging factor for economic growth but also creates reservations that tend to slow investments.

The overall growth of the U.S. economy is the most important variable exerting an impact on Puerto Rico’s economy. The U. S. government reported that its economy grew 2.2% during 2002, following a growth of 0.5% during 2001, when its economy was experiencing its first formal recession in a decade. The annual growth rate of the U.S. economy was 3.1% for 2003. The economists’ forecasts show the U.S. economy with a strong growth rate during 2004. After 2004, the U.S. economy is expected to maintain a growth path, but at lower rates than during the extraordinary expansion of the second half of the nineties. Even with the apparent rebound in the economy, the possibility of another terrorist attack, continuing concerns about the costs of the war with Iraq along with other concerns with international politics and corporate and accounting irregularities might damper the economic rebound in the U.S. and Puerto Rico economies.

Although the long-awaited economic recovery in Puerto Rico did not fully materialize during 2003, some sectors of the economy are beginning to show signs of recovery. This is the case of the construction, tourism and commercial sectors. Local government believes that the rebound of the Puerto Rican economy will be noticeable during 2004. However, economic indicators suggest that most of the impetus toward economic recovery will come from public-sector investment, since the 2004 agenda of Puerto Rico’s government includes several large construction projects that did not occur in 2003. This investment should have a significant multiplying effect on the Island’s economic activity in general. The local government expects the Puerto Rico economy to grow between 2.1% and 2.5% during 2004 and 2005. However, if the expected U.S. economy growth does not materialize, the real growth rate of the economy in Puerto Rico will be negatively affected, at least reducing the growth prospects for the years 2004 and the foreseeable future.

INSURANCE INDUSTRY

The insurance industry in Puerto Rico is highly competitive and is comprised of both local and foreign entities. The approval of the Gramm-Leach-Bliley Act of 1999, which applies to financial institutions domiciled in Puerto Rico, has opened the insurance market to new competition since financial institutions are permitted to enter into the insurance business. At the moment, several banks in Puerto Rico have established subsidiaries that operate as insurance agencies.

Natural disasters, which have affected Puerto Rico greatly over the past ten years, have prompted local government to create property and casualty insurance reserves through legislation in order to provide coverage for catastrophic events. The auto insurance market has also been affected by government regulation, with the Compulsory Auto Insurance Law, which was passed in 1995. This law requires vehicle owners to maintain a minimum of $3,000 in public liability insurance. Additionally, the healthcare insurance sector has experienced significant changes in the past ten years due to the implementation of the Healthcare Reform Program (the Program). This Program provides healthcare coverage to Puerto Rico’s medically indigent population (as defined by the law), estimated at over 1.4 million lives as of December 31, 2003.

The Corporation is the leader in the insurance industry in Puerto Rico, as measured by the share of its consolidated premiums of the total insurance premiums subscribed in Puerto Rico. The Corporation’s health insurance company, TSI, is the leader in the health insurance industry. TSI’s participation in the health insurance industry, considering both the Commercial and Healthcare Reform segments, provide this subsidiary with a market share of approximately 37.7% as of December 31, 2003. The property and casualty and the life insurance subsidiaries also have important positions in their respective markets. As of December 31, 2002, STS had a market share of approximately 7.9% in the property and casualty insurance industry in Puerto Rico and SVTS had a market share of approximately 16.0% in the group life insurance market in Puerto Rico.

Almost all of the Corporation’s business is done within Puerto Rico and as such, it is subject to the risks associated with Puerto Rico’s economy and its geographic location.

The operations of the Corporation are conducted principally through four business segments, which are identified according to the type of insurance products offered. These segments and a description of their respective operations are as follows:

HEALTH INSURANCE — COMMERCIAL SEGMENT

The Corporation participates in the commercial health insurance marketplace through TSI. Total premiums in the Commercial segment represented 55.0%, 54.6% and 54.9% of the Corporation’s consolidated total premiums for the years 2003, 2002 and 2001, respectively.

TSI is a Blue Cross and Blue Shield Association sub-licensee, which allows TSI to use the Blue Shield brand in Puerto Rico. TSI’s participation in the health insurance industry with the Commercial and Reform segments provide this subsidiary with a market share of approximately 37.7% as of December 31, 2003. TSI offers a variety of health insurance products, and is the leader by market share in almost every health insurance market sector, as measured by the share of premiums subscribed. Its market share is more than double that of its nearest competitor (Medical Card Systems, which has a market share of approximately 16.5%) and is over three times larger than that of its second nearest competitor (Humana, which has a market share of approximately 11.9%). In addition to the Healthcare Reform segment described below, TSI offers its products to five distinct market sectors in Puerto Rico. During 2003, TSI had the following market share within each sector: Corporate Accounts (groups), 42.6%; Federal Employees, 99.1%; Local Government Employees, 14.6%; Individual Accounts, 53.6%; and approximately 68.3% in the Medicare supplemental sector. Within the Corporate Accounts sector, employer groups may choose various funding options ranging from fully insured to self-funded financial arrangements. While self-funded clients participate in TSI’s networks, the clients bear the claims risk. Through a contract with the United States Office of Personnel Management (OPM), TSI provides health benefits to federal employees in Puerto Rico under the Federal Employees Health Benefits Program. This contract is subject to termination in the event of a noncompliance not corrected to the satisfaction of OPM. TSI also provides health insurance coverage to certain employees of the government of Puerto Rico and its instrumentalities. Earned premium revenue related to government of Puerto Rico health plans amounted to $65.9 million, $64.6 million and $59.0 million for the three years ended December 31, 2003, 2002 and 2001, respectively. In addition, TSI processes and pays claims as carrier for the Medicare — Part B Program in Puerto Rico and the United States Virgin

Islands. As a carrier for Medicare-Part B, TSI allocates operating expenses to determine reimbursement due for services rendered in accordance with the contract.

TSI’s premiums are generated from customers within Puerto Rico. The premiums for the Commercial segment are mainly originated through TSI’s internal sales force and a network of brokers and independent agents. For purposes of segment reporting, the Healthcare Reform sector is considered a different segment and is separately analyzed. (See “Health Insurance — Healthcare Reform Segment”.)

TSI’s business is subject to changing federal and local legal, legislative and regulatory environments. Some of the more significant current issues that may affect TSI’s business include:

•	efforts to expand the tort liability of health plans,

•	initiatives to increase healthcare regulation,

•	local government initiatives for mandatory benefits.

The U.S. Congress continues to debate legislation containing various patient protection initiatives, including provisions that could expose insurance companies to economic damages, and certain punitive damages, for making a determination denying benefits or for delaying members’ receipt of benefits as a result of “medical necessity” as well as for other coverage determinations. This situation is also an issue at the local level. Given the political process, it is not possible to determine whether any federal and/or local legislation or regulation will be enacted into law in 2004 or what form any such legislation might take.

The Health Insurance Portability and Accountability Act of 1996 (HIPAA) authorizes the U.S. Department of Health and Human Services (HHS) to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable health information. The regulations under the HIPAA Administrative Simplification section impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors. HIPAA Administrative Simplification section requirements apply to self-funded group plans, health insurers and HMO’s, health care clearinghouses and health care providers who transmit health information electronically (“covered entities”). Regulations adopted to implement HIPAA Administrative Simplification also require that business associates acting for or on behalf of HIPAA-covered entities be contractually obligated to meet HIPAA standards. The regulations of the Administrative Simplification section establish significant criminal penalties and civil sanctions for noncompliance.

HHS has released rules mandating the use of new standard formats with respect to certain health care transactions (e.g. health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules requiring the use of standardized code sets and unique identifiers by employers and providers. TSI was required to comply with the transactions and code set standards by October 16, 2003 and believes that it has met all relevant requirements. TSI is required to comply with the employer identifier rules by July 2004 and provider identifier rules by May 2007.

HHS also sets standards relating to the privacy of individually identifiable health information. In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held by health plans and other affected entities in any form, whether communicated electronically, on paper or orally, subject only to limited exceptions. In addition, the regulations provide patients new rights to understand and control how their health information is used. HHS has also published security regulations designed to protect member health information from unauthorized use or disclosure. TSI is required to comply with these security regulations by April 2005.

TSI is moving forward with implementation efforts to comply with HIPAA regulations on the required due dates.

In recent years, the health insurance market as a whole has been affected by rising healthcare costs, particularly those related to pharmacy benefit costs and new medical technology, and by the current weak economy and a growing sense of consumerism in the provision of healthcare benefits. Rising negative consumer perception about managed care caused many consumers to transfer from Health Maintenance Organization (HMO) type products to companies offering open access and greater choice of healthcare providers. These trends have caused the health insurance industry to adopt strategies that emphasize benefits management (such as defined contribution) and to move away from more restrictive medical management strategies (such as pre-authorization of certain procedures).

The constantly changing healthcare costs inflation trend generally determines the profitability of health insurers. Thus, the greatest challenge for the health insurance industry is to maintain affordable premiums in a sluggish economy while providing for the yearly increases in healthcare costs. These costs are constantly driven upwards by an aging population, new prescription drugs and advances in medical technology. In 2002 and 2001, most of the insurers did a good job of estimating increases in health care costs, as indicated by solid profitability in those years. This continued profitability has been driven by rate increases that have outpaced increases in medical costs. In recent years, the focus of the underwriting process was on increased profitability rather than on market share growth. However, with premium rates high and strong underwriting results in the last three years, the health insurance market seems posed for renewed price competition.

The strong premium growth across the health insurance industry has not been accompanied by enrollment growth. Weak employment resulting from the weak economy had a negative effect on industry enrollment during 2003. Current signs of an improving economy have not been accompanied by improvement in employment figures. The economic downturn together with increased premium rates affected the employers’ ability to purchase health insurance for existing employees. Frequently, employers chose to forgo health insurance altogether or buy lower cost products. Industry experts expect health insurers to reflect solid profitability again during 2004. However, health insurers are expected to experience increasing resistance to raising premiums. As a result, the profitability of health insurers will depend on their ability to increase the efficiency of the health care delivery model.

During past years, TSI was subject to higher than expected increases in costs and a decrease in investment income due to interest rate declines. As a result, TSI implemented procedures to assure that all its market segment businesses are priced with adequate premium rates that reflect the actual claims trend of each particular business. In spite of this strict pricing policy, TSI achieved and exceeded projected retention rates. The retention rate, which is the percentage of existing of business retained in the renewal process, was 95.0% in 2003, 94.4% in 2002, and 95.2% in 2001. In addition, TSI has maintained its overall market share during the last three years.

TSI has established healthcare management program strategies that seek to control claims costs while striving to fulfill the needs of highly informed and demanding healthcare consumers. Among these strategies is the implementation of disease and case management programs. These programs empower consumers by providing them with education and engaging them in actively maintaining or improving their own health. Early identification of patients and inter-program referrals are the milestones of these programs, which provide for integrated and optimal service. Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as: a 24-hour telephone based triage and health information service; an employee assistance program (EAP); and, the promotion of evidence-based protocols and patient safety programs among our providers. TSI has also implemented a hospital concurrent review program, the goal of which is to monitor the appropriateness of high admission rate diagnoses and high cost stays. To stem the rising tide in pharmacy benefit costs, TSI has implemented a three-tier formulary product, which has proved to be very effective, an exclusive provider organization (EPO) and benefits design changes.

TSI expects to remain competitive in the markets in which it operates, particularly the Corporate Groups segment. Management considers TSI’s quality of services to be strong enough to enable it to maintain a competitive position in the marketplace.

HEALTH INSURANCE — HEALTHCARE REFORM SEGMENT

The Corporation participates in the medically indigent health insurance market through TSI. The Health Insurance — Healthcare Reform segment comprises TSI’s participation in the Healthcare Reform. The Healthcare Reform segment premiums represented 37.5%, 37.5%, and 39.3% of the Corporation’s consolidated total premiums for the years 2003, 2002 and 2001, respectively.

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

The government has been asking insurers to reduce or, at least, control the increase of Healthcare Reform expenditures, which represent approximately 13.0% of total government expenditures. Several measures have been undertaken by the government to control Healthcare Reform costs. Some of these measures include closer and continuous scrutiny of participant’s (members) eligibility and the carve-out of mental health benefits from the policy. Mental health benefits are currently offered to the Healthcare Reform beneficiaries by behavioral healthcare and mental healthcare companies. The government is considering carving-out additional benefits provided by the insurers. Effective July 1, 2003, the government began a pilot project in which it is contracting directly with a provider medical group, instead of through the health insurance companies. This project was not implemented in any of the areas served by TSI, but the government is not precluded from implementing a similar project in areas served by TSI in the future.

All of the government Healthcare Reform contracts expired on June 30, 2002. After the expiration of these contracts, the Commonwealth redistributed the geographical areas, merging two of the existing areas with the remaining ones, thus reducing geographical areas to eight. As a result of the reorganization of the geographical areas, the Northwest area (previously administered by TSI) was merged into the West area. In addition, and as a result of the same reorganization, six new municipalities were merged into areas administered by TSI. Commencing on July 1, 2002, TSI was awarded three of the eight resulting geographical areas: North, Metro-North and Southwest. On this date, after the reorganization of the geographical areas and the granting of the three areas, TSI experienced a decrease in average enrollment of approximately 5.7% when compared to the average enrollment as of June 30, 2002. This decrease in enrollment was not significant and since premium rates were increased by approximately 6.3%, total revenues declined only 1.9% compared to the previous year. All Healthcare Reform contracts were negotiated for a term of three years; the contracts expire on June 30, 2005. The premium rates of each contract, however, are negotiated annually. As part of the annual premiums renegotiation process, effective July 1, 2003 and for a twelve month-period ending June 30, 2004, premium rates under all the contracts were increased by approximately 4.5%. The contracts include a provision, however, that if the net income of a geographical area for any given contract year, as defined, resulting from the provision of services under the contract exceeds 2.5% of earned premiums, the insurance company is required to return 75.0% of the excess to the government. In case the contract renewal process is not completed by a contract’s expiration date, the contract may be extended by the government, upon acceptance by TSI, for any subsequent period of time if deemed to be in the best interests of the beneficiaries and the government. The terms of a contract, including premiums, can be renegotiated if the term of the contract is extended. The contract for each geographical area is subject to termination in the event of any non-compliance by the insurance company which is not corrected or cured to the satisfaction of the government entity overseeing the Healthcare Reform, or in the event that the government determines that there is an insufficiency of funds to finance the Healthcare Reform. This last event will require prior written notice of at least ninety days. The loss of any or all of TSI’s three Healthcare Reform contracts would have a material adverse effect on the Corporation’s operating results. This could include the downsizing of certain personnel, the cancellation of lease agreements of certain premises and of certain contracts, and severance payments, among others. Also, this would result in a significant decrease in TSI’s volume of premiums, claims, and operating expenses.

As of December 31, 2003, three insurance companies were participating in the Healthcare Reform. The three insurance companies and their related market shares as of December 31, 2003 were the following: TSI (38%), Medical Card System (33%) and Humana (29%). Once the Healthcare Reform was fully in place, any participating insurance company’s growth in this segment depends on winning a geographical area serviced by another insurance company or through the restructuring of the geographical areas. The health insurance companies that decide to participate in this business compete against each other during the contract award process. Management believes that the Corporation’s Healthcare Reform segment’s competitive strengths include TSI’s highly efficient administrative structure and quality of services.

To provide services to its medically indigent membership, TSI established a managed care program similar to a Health Maintenance Organization (HMO) that integrates both the financing and delivery of services in order to manage the accessibility, cost and quality of care. The established managed care model includes disease and demand management as well as preventive healthcare services. Management believes that all of these programs and TSI’s effective administrative and pricing structure have made TSI one of the most attractive participants in the Healthcare Reform.

TSI has established a network of Independent Practice Associations (IPA) to provide service to its Healthcare Reform beneficiaries in the Healthcare Reform areas serviced by TSI. TSI believes it has designed the economic model that best suits the IPA’s and the primary care physicians (PCP). The risks covered by the Healthcare Reform policy are divided among those assumed by the IPA’s and those retained by TSI. The IPA receives an amount per capita, and it assumes the costs of services provided and referred by its PCP’s, including procedures and in-patient services not related to risks assumed by TSI. As part of its services, TSI retains a portion of the capitation payments to the IPA’s as a reserve to provide for incurred, but not reported claims (IBNR) for services rendered by providers other than PCP’s. TSI retains the risk associated with services provided to the beneficiaries with special healthcare needs, such as: neonatal, obstetrical, AIDS, cancer, cardiovascular, and dental services, among others. Effective October 1, 2001, mental healthcare services were carved-out by the government and contracted with behavioral healthcare companies. This represented a decrease in premium income of approximately $36 million annually.

As of June 30, 2003, the three geographical areas administered by TSI under the Healthcare Reform had a total enrollment of approximately 621 thousand beneficiaries, which represented approximately 39% of the total eligible beneficiaries in Puerto Rico.

Healthcare Reform contracts have generally been for twelve-month periods. Premiums need to be determined taking into consideration future costs of services. Since premium levels for this significant block of business are determined on a yearly basis, TSI is exposed to a significant underwriting risk.

TSI entered into a service agreement with TCI for the administration of the Healthcare Reform segment operations in exchange for a service fee that will cover TCI’s operating expenses plus a profit.

PROPERTY AND CASUALTY INSURANCE SEGMENT

The Corporation participates in the property and casualty insurance market through STS. The property and casualty insurance segment premiums represented 6.2%, 4.9% and 4.7% of the Corporation’s consolidated total premiums for the years 2003, 2002 and 2001, respectively.

STS is a multiple line insurer that underwrites substantially all lines of property and casualty insurance. Its predominant lines of business are commercial multiple peril, auto physical damage, auto liability and dwelling insurance. Business is exclusively subscribed in Puerto Rico through approximately twenty general agencies and independent insurance agents and brokers. Signature Insurance Agency, Inc., STS’s wholly-owned subsidiary, underwrote approximately 46% of its total premium volume during 2003 and 45% during each of 2002 and 2001.

Property and casualty premiums represented approximately 35% of premiums in the total insurance market in Puerto Rico, amounting to $1.9 billion for the year ended December 31, 2002. In 2002, STS’s market share of the property and casualty insurance market was 7.9%. The segment’s nearest competitors and their market share of the property and casualty insurance market in Puerto Rico were: Royal and Sunalliance Insurance PR, Inc. (9.9%), National Insurance Company (6.8%) and Integrand Assurance Co. (5.8%). In 2003 STS advanced into the fifth position in the property and casualty insurance industry in Puerto Rico. The market leader in the property and casualty insurance industry in Puerto Rico is Universal Insurance Group, with a market share of 19.0% in 2002.

During 2003, the Puerto Rican insurance market was impacted by the announcement and eventual sale of Royal and Sunalliance Insurance PR, Inc. (one of STS’s nearest competitors in 2002) to Cooperativa de Seguros Múltiples de Puerto Rico, a locally-owned mutual insurance carrier. As of December 31, 2002, Cooperativa de Seguros Múltiples de Puerto Rico ranked third in the property and casualty insurance market, with a market share of 13.0%.

The property and casualty insurance market in Puerto Rico is extremely competitive. Due to the slow growth in the economy, there are no new sources that provide continued growth; thus, property and casualty insurance companies tend to compete for the same accounts through price and/or more favorable policy terms and better quality of services. STS competes by reasonably pricing its products and providing efficient services to producers, agents and clients. The knowledgeable, experienced personnel employed by the segment is also an incentive for professional producers to conduct business with STS.

The property and casualty insurance market has been affected by increased costs of reinsurance. The international reinsurance market has been experiencing difficult times and has raised its reinsurance premium rates over the last two years. Recent worldwide catastrophes have, in effect, significantly altered the balance as to negotiating rates, terms and other conditions. The Puerto Rico property and casualty insurance market must pass on these additional costs to its customers, in spite of a recession and an economic slowdown.

Due to its geographical location, the property and casualty insurance operations in Puerto Rico are subject to natural catastrophic activity. Puerto Rico is exposed to two major natural perils (hurricanes and earthquakes), which lead local insurers to rely on the international reinsurance market in order to provide enough capacity. Other issues that have plagued the industry over the years, such as asbestos and pollution, have not affected STS’s portfolio. STS maintains a comprehensive reinsurance program as a means of protecting its surplus in the event of a catastrophe.

In addition to its catastrophic reinsurance coverage, STS is required by local regulatory authorities to establish and maintain a trust fund (the Trust) to protect STS from its dual exposure to hurricanes and earthquakes. The Trust is intended to be used as STS’s first layer of catastrophe protection. As of December 31, 2003 and 2002, STS had $21.8 million and $20.8 million, respectively, invested in securities deposited in the Trust (see note 19 of the audited consolidated financial statements).

Considering the significance of reinsurance in protecting its capital base and ensuring ongoing operations, STS is aware of the need to exercise careful business judgment in the selection and approval of its reinsurers. Management believes that a comprehensive and sound reinsurance program has been established to provide the level of protection that STS desires. These reinsurance arrangements do not relieve STS from its direct obligations to its insureds. However, STS believes that the credit risk arising from recoverable balances of reinsurance, if any, is immaterial. STS’ policy is to enter into reinsurance agreements only with reinsurers considered to be financially sound. The segment’s policy is to require an A.M. Best rating of A- or better or an equivalent rating from other rating agencies.

Effective January 2002, the Office of the Commissioner of Insurance of Puerto Rico deregulated premium rates for certain classes, subdivisions or combinations of insurance in the property and liability lines, in order to promote the economic activity of the insurance industry in Puerto Rico. During the year 2003, the Commissioner of Insurance extended the deregulation period, originally expiring on December 31, 2003, for an additional year.

As of late 2001, pricing began to affect somewhat the local property and casualty insurance market, but at a lower pace than for its United States of America peers. However, the increase in reinsurance costs affected the property and casualty insurance market in Puerto Rico in the same degree as affected in the United States of America. STS’ prompt reaction to these factors, as well as the continued careful underwriting of property risks, should help preserve strong results while accommodating the higher reinsurance costs.

The Corporation’s property and casualty insurance segment has experienced strong operating results over the past three years, and its profitability measures have outperformed industry averages and larger competitors within the local insurance market. Such results have been achieved in an environment of unfavorable market conditions, including soft demand, increased competition, a closed marketplace and rising reinsurance costs affecting Puerto Rico.

Management believes that STS’ commitment to sound underwriting practices, efficient claims reserve monitoring, extensive catastrophe reinsurance programs, and underwriting expense controls, have enabled it to maintain one of the best combined ratios in the local industry. STS, as well as most of its property and casualty peers, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. A controlled business expansion in the commercial market and better underwriting performance of its auto business, evidenced by declining loss ratios, have also contributed to such favorable results. In addition, prudent reinsurance utilization through a sound strategy to control exposures by means of a strict underwriting criteria and protection of retained exposures have also enhanced underwriting results.

LIFE AND DISABILITY INSURANCE SEGMENT

The Corporation participates in the life and disability insurance market through SVTS. The life and disability insurance segment premiums represented 1.4%, 1.2% and 1.2% of the Corporation’s consolidated total premiums for the years 2003, 2002 and 2001, respectively.

SVTS offers a wide variety of life, disability and investment products. Among these are group life insurance, group long and short-term disability insurance, credit life insurance, and the administration of individual retirement accounts and flexible premium deferred annuities. The group life insurance and the long-term disability business represent 43% and 33% of the segment’s business during the 2003, respectively. SVTS’ insurance products are mainly offered to consumers in Puerto Rico through its own network of brokers and independent agents. Also, the segment markets its group life coverage through TSI’s network of exclusive agents. Approximately 27% and 22% of the segment’s premiums during the years 2003 and 2002, respectively, was subscribed through TSI’s agents.

SVTS insures approximately 1,600 groups which represent approximately 350 thousand lives. This makes SVTS the second largest provider of group life insurance in Puerto Rico, with a market share of approximately 18% in 2002. The segment’s nearest competitors in the group life insurance market in Puerto Rico and their related market share as of December 31, 2002 are Cooperativa de Seguros de Vida de Puerto Rico (31%) and National Life Insurance Co. (8%). Cooperativa de Seguros de Vida de Puerto Rico is also the leader in the group life insurance market.

To continue its growth in the life insurance market in Puerto Rico, SVTS plans to introduce new products and services within the group and individual insurance business in the coming years. To distribute its individual insurance products, SVTS created a wholly-owned subsidiary, Smart Solutions Insurance Agency Corporation, which began operations during 2002.

FINANCIAL INFORMATION ABOUT SEGMENTS

Total revenue (with intersegment premiums/service revenues shown separately), net income and total assets attributable to the reportable segments are set forth in note 3 to the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.

TRADEMARKS

The Corporation considers its trademarks of “Triple-S” and “SSS” very important and material to all segments in which it is engaged. In addition to these, other trademarks used by TSM’s subsidiaries that are considered important have been duly registered with the Department of State of Puerto Rico and the United States Patent and Trademark Office. It is the Corporation’s policy to register all its important and material trademarks in order to protect its rights under applicable corporate and intellectual property laws.

HUMAN RESOURCES AND LABOR MATTERS

As of February 29, 2004, the Corporation had 1,399 full-time employees and 296 temporary employees. TSI has a collective bargaining agreement with the Unión General de Trabajadores, which represents 366 of TSI’s 763 regular employees. The collective bargaining agreement expires on July 31, 2006. The Corporation considers its relations with employees to be good.

Item 2. Properties

TSM owns a seven story (including the basement floor) building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico where the main offices of TSM, TSI and ISI are located, and two adjacent buildings, one that houses TCI and certain offices of TSI, and the adjoining parking lot. In addition, TSM is the owner of five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico. These floors house the Internal Auditing Office of TSM, SVTS, STS and some divisions of TSI. The Corporation is planning the construction, on land already owned, of a new five-floor building that will basically house the operations of some divisions of TSI and STS and the operations of ISI, including its mainframe facilities. ISI’s mainframe facilities are currently located in a leased property that will be vacated once the project is completed. In addition, as part of this project the Corporation is also planning the construction of a multi-level parking building which will add approximately 500 parking spaces. The cost of this project is estimated to be approximately $22.0 million. This project is expected to be completed during 2006.

In addition to the properties described above, TSM or its subsidiaries are parties to operating leases that are entered into in the ordinary course of business.

TSM believes that the facilities of the Corporation are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate to meet its operating needs for the foreseeable future. The need for expansion, upgrading and refurbishment of facilities is continually evaluated in order to remain competitive and to take advantage of market opportunities.

Item 3. Legal Proceedings.

(a)	As of December 31, 2003, the Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock due to the fact that the ultimate purchasers of said shares where selected on an improper and selective basis by the Corporation in violation of the Puerto Rico Insurance Code. The plaintiffs alleged that they were illegally excluded from participation in the sale of shares by TSI due to the illegally selective nature of the sale of shares and that, consequently, the sale of shares should be annulled.

On December 1996, the Commissioner of Insurance issued an order to annul the sale the 1,582 shares that TSI had repurchased from the estate of deceased stockholders. Consequently, the sale of 1,582 shares was cancelled and the purchase price was returned to each former stockholder. In the year 2000, the Commissioner of Insurance further ordered that all corporate decisions undertaken by TSI through the vote of its stockholders on record, be ratified in a stockholders’ meeting or in a subsequent referendum.

In March 2002, the Commissioner of Insurance stated that the ratification of the corporate reorganization was not required and that TSI had complied with the Commissioner’s order of October 1999 related to the corporate reorganization. Thereafter, the plaintiffs filed a petition for review of the Commissioner’s determination before the Puerto Rico Circuit Court of Appeals.

On October 2002, the Court of Appeals issued an order requiring the Commissioner of Insurance to order a meeting of stockholders to ratify TSI’s corporate reorganization and the change of name of TSI from “Seguros de Servicios de Salud de Puerto Rico, Inc.” to “Triple-S, Inc.”. TSI and TSM’s filed motions of reconsideration. The Puerto Rico’s Circuit Court of Appeals granted said motions on May 18, 2003. The Circuit Court held that the Commissioner of Insurance had the authority to waive the requirement that a referendum be held to ratify TSI’s reorganization and that therefore the reorganization of TSI was approved by the stockholders, inasmuch as the votes pertaining to the 1,582 shares annulled were not decisive.

On June 26, 2003, the two stockholders presented a writ of certiorari before Puerto Rico’s Supreme Court. The writ was issued by the Supreme Court on August 22, 2003 when it ordered the Circuit Court of Appeals to forward the record of the case. On December 1, 2003, the plaintiffs filed a motion submitting their case on the basis of their original petition. TSI and TSM filed its brief on December 30, 2003, while the Commissioner of Insurance, in turn, filed a separate brief on December 31, 2003. The case is still pending before the Supreme Court.

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a non-profit corporation and depriving the stockholders of their rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. While this case is still in the very early preliminary stages and has not been certified as a class action, a Motion to Dismiss has been filed by the defendants. On March 15, 2004, plaintiffs filed a response to this motion.

(d)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all other similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association and multiple other insurance companies including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.

The individual Plaintiffs bring this action on behalf of themselves and a class of similarly situated physicians seeking redress for alleged illegal acts of the defendants which are alleged to have resulted in a loss of plaintiff’s property and a detriment to their business, and for declaratory and injunctive relief to end those practices and prevent further losses. Plaintiffs alleged that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to doctors so that they are not paid in a timely manner for the covered, medically necessary services they render.

The class action complaint alleges that TSI’s health care plans are the agents of Blue Cross and Blue Shield licensed entities, and as such have committed the acts alleged above and acted within the scope of their agency, with the consent, permission, authorization and knowledge of the others, and in furtherance of both their interest and the interests of other defendants.

Management believes that TSI was made a party to this litigation for the sole reason that TSI is associated with the Blue Cross and Blue Shield Association and that none of the allegations made by the plaintiffs are applicable to TSI. Therefore, TSI, pursuant to the advice of legal counsel, will move for the dismissal of the complaint against TSI.

Item 4. Submissions of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters.

MARKET INFORMATION

There is no established public trading market for TSM’s common stock. Sporadic sales of TSM’s common stock have been limited to redemption sales to TSM at the shares’ $40.00 par value or at the amount originally paid for the stock, since the common stock of TSM is not transferable to the general public.

TSM’s Articles of Incorporation and By-Laws establish that only physicians, dentists and certain specified healthcare organizations shall be shareholders of the Corporation. In addition, the Articles of Incorporation and By-Laws establish that no person may own more than 21 shares, or five percent (5%) or more, of the Corporation’s Voting Shares issued and outstanding.

HOLDERS

The only outstanding voting securities of TSM are shares of its common stock, par value $40.00 per share. As of March 15, 2004, there were 8,943 shares of Common Stock outstanding. The number of holders of TSM’s common stock as of March 15, 2004 is 1,765.

DIVIDENDS

TSM has not declared nor paid any dividends since its incorporation. A resolution was approved by the Stockholders at the Annual Meeting held on April 27, 2003 acknowledging that the Board of Directors (the Board) may declare dividends on TSM’s common stock, subject to the Board’s determination that in its best judgment the payment of dividends is financially and legally feasible.

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

Item 6. Selected Financial Data.

(Dollar amounts in thousands, except per share data)	2003	2002	2001	2000	1999
Statement of Earnings Data
Years ended December 31,
Premiums earned, net	$1,262,234	1,236,647	1,155,399	1,096,125	967,510
Amounts attributable to self-funded arrangements	162,288	150,684	134,374	117,542	105,183
Less amounts attributable to claims under self-funded arrangements	(151,806)	(141,138)	(126,295)	(113,248)	(96,441)

Premiums earned, net and fee revenue	1,272,716	1,246,193	1,163,478	1,100,419	976,252
Net investment income	24,679	24,778	25,405	24,338	22,464
Net realized investments gains	8,365	185	4,655	6,377	6,690
Net unrealized investment gain (loss) on trading securities	14,893	(8,322)	(3,625)	(3,737)	1,807
Other income, net	4,703	2,075	483	(410)	276

Total revenue	$1,325,356	1,264,909	1,190,396	1,126,987	1,007,489

Net income (loss)	$26,229	48,249	21,715	(1,512)	(5,953)

Basic net income per share (1):	$2,857	1,085	1,052	929	639

Balance Sheet Data
December 31,
Total assets	$834,623	721,892	656,058	562,153	550,578

Loans payable to bank	$48,375	50,015	55,650	58,040	60,317

Total stockholders’ equity	$254,255	231,664	186,028	159,693	159,247

(1)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 23 of the consolidated financial statements for the years ended December 31, 2003, 2002 and 2001.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Corporation’s Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to the section “Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s Annual Report.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS

For the consolidated financial statements as of December 31, 2003 and 2002 for the three years ended December 31, 2003 see Index to financial statements in “Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K” to this Form 10-K.

SELECTED QUARTERLY FINANCIAL DATA

For the selected quarterly financial data corresponding to the years 2003 and 2002, see note 24 of the consolidated financial statements as of December 31, 2003, 2002 and 2001.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2003.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Corporation’s disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The members of the Audit Committee are Mario S Belaval-Ferrer, José Davison-Lampón, Esq., Sonia Gómez de Torres, CPA, Héctor Ledesma-Rodríguez,, Adamina Soto-Martínez, CPA, Manuel Suarez-Mendez, PE, and Vicente J Leon-Irrizarry, CPA. The Board of Directors of the Corporation has determined that Vicente J. León-Irizarry, CPA, Sonia Gómez de Torres, CPA and Adamina Soto-Martínez, CPA are “audit committee financial experts” as defined under U.S. Securities and Exchange Commission (the “SEC”) rules.

For the Code of Ethics adopted by Corporation, see Exhibit 14.1 to this Form 10-K. Other information required by this item is incorporated by reference to the sections “Directors and Executive Officers” and “Principal Holders of the Shares” included in the Corporation’s definitive Proxy Statement.

Item 11. Executive Compensation.

This information required by this item is incorporated by reference to the section “Executive Compensation” included in the Corporation’s definitive Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

This information required by this item is incorporated by reference to the section “Principal Holders of the Shares” included in the Corporation’s definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

This information required by this item is incorporated by reference to the section “Certain Relationships and Related Transactions” included in the Corporation’s definitive Proxy Statement.

Item 14. Principal Accountants Fees and Services

This information required by this item is incorporated by reference to the section “Disclosure of Audit Fees” included in the Corporation’s definitive Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

A.   The following financial statements and reports included on pages 2 through 84 of the Financial Information 2003 section of the Corporation’s Annual Report to Shareholders are incorporated herein by reference:

(1) Financial Statements:

—Independent Auditors’ Report
—Consolidated Balance Sheets as of December 31, 2003 and 2002
—Consolidated Statements of Earnings for the years ended December 31, 2003, 2002 and 2001
—Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2003, 2002 and 2001
—Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001
—Notes to Consolidated Financial Statements — December 31, 2003, 2002 and 2001

(2) Financial Statement Schedules:

—Schedule I — Summary of Investments was omitted because the information is disclosed in the notes to the consolidated financial statements of the Corporation.
—Schedule II — Condensed Financial Information of the Registrant
—Schedule III — Supplementary Insurance Information
—Schedule IV — Reinsurance
—Schedule V — Valuation and Qualifying Accounts
—Schedule VI — Supplemental Information Concerning Property Casualty Insurance Operations was omitted because the schedule is not applicable to the Corporation.

(3) Exhibits:

The exhibits listed on the Exhibits Index on pages 17 through 18 of this report are filed herewith or are incorporated herein by reference.

B.   The Corporation did not file with the Securities and Exchange Commission any Current Reports on Form 8-K during the last quarter of the year 2003.

EXHIBITS

Exhibits	Description
3(i)	Articles of Incorporation of Triple-S Management Corporation as amended (English Translation) (incorporated herein by reference to Exhibit 3(i) to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).
3(ii)	By-Laws of Triple-S Management Corporation as amended (English Translation) (incorporated herein by reference to Exhibit 3(ii) to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).
10.1	Puerto Rico Health Insurance Contract for the Metro-North Region (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003 (File No. 0-49762)).

Exhibits	Description
10.2	Puerto Rico Health Insurance Contract for the North Region (incorporated herein by reference to Exhibit 10.2 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003 (File No. 0-49762)).
10.3	Puerto Rico Health Insurance Contract for the South-West Region (incorporated herein by reference to Exhibit 10.3 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003 (File No. 0-49762)).
10.4	Employment Contract with Mr. Ramón Ruiz Comas, CPA (incorporated herein by reference to Exhibit 10.4 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).
10.5	Employment Contract with Ms. Socorro Rivas, CPA (incorporated herein by reference to Exhibit 10.5 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).
10.6	Employment Contract with Dr. Alejandro Franco (incorporated herein by reference to Exhibit 10.9 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
10.7	Federal Employees Health Benefits Contract (incorporated herein by reference to Exhibit 10.5 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
10.8	Credit Agreement with FirstBank Puerto Rico in the amount of $41,000,000 (incorporated herein by reference to Exhibit 10.6 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
10.9	Credit Agreement with FirstBank Puerto Rico in the amount of $20,000,000 (incorporated herein by reference to Exhibit 10.7 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
10.10	Non-Contributory Retirement Program (incorporated herein by reference to Exhibit 10.8 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
10.11	License and other Agreements with Blue Shield (incorporated herein by reference to Exhibit 10.10 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
11.1	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the years ended December 31, 2003, 2002 and 2001 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the notes to the consolidated financial statements.
12.1	Statement re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the years ended December 31, 2003, 2002 and 2001 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part II of this Form 10-K.
13.1	Triple-S Management Corporation Annual Report to Shareholders for the year ended December 31, 2003.
14.1	Code of Ethics
21.1	List of Subsidiaries of the Corporation (incorporated herein by reference to Exhibit 21 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
31.1	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).
32.1	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.
32.2	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.

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

Triple-S Management Corporation Registrant

By:	/s/ Ramón M. Ruiz-Comas	Date:	March 29, 2004

Ramón M. Ruiz-Comas
President and Chief Executive Officer

By:	/s/ Juan J. Román	Date:	March 29, 2004

Juan J. Román
Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Dr. Fernando Ysern-Borrás	Date:	March 29, 2004

Dr. Fernando Ysern-Borrás
Director and Chairman of the Board

By:	/s/ Dr. Wilmer Rodríguez-Silva	Date:	March 29, 2004

Dr. Wilmer Rodríguez-Silva
Director and Vice-Chairman of the Board

By:	/s/ Dr. Jesús R. Sánchez-Colón	Date:	March 29, 2004

Dr. Jesús R. Sánchez-Colón
Director and Secretary of the Board

By:	/s/ Dr. Arturo Córdova-López	Date:	March 29, 2004

Dr. Arturo Córdova-López
Director and Assistant Secretary of the Board

By:	/s/ Vicente J. León-Irizarry, CPA	Date:	March 29, 2004

Mr. Vicente J. León-Irizarry, CPA
Director and Treasurer of the Board

By:	/s/ Sonia Gómez de Torres, CPA	Date:	March 29, 2004

Ms. Sonia Gómez de Torres, CPA
Director and Assistant Treasurer of the Board

By:	/s/ Ramón M. Ruiz-Comas	Date:	March 29, 2004

Ramón M. Ruiz-Comas
Director and President and Chief Executive Officer

By:	/s/ Dr. Valeriano Alicea-Cruz	Date:	March 29, 2004

Dr. Valeriano Alicea-Cruz
Director

By:	/s/ Dr. Porfirio E. Díaz-Torres	Date:	March 29, 2004

Dr. Porfirio E. Díaz-Torres
Director

By:	/s/ Mario S Belaval	Date:	March 29, 2004

Mr. Mario S Belaval
Director

By:	/s/ José Davison-Lampón, Esq.	Date:	March 29, 2004

Mr. José Davison-Lampón, Esq.
Director

By:	/s/ José Arturo Álvarez-Gallardo	Date:	March 29, 2004

Mr. José Árturo Álvarez-Gallardo
Director

By:	/s/ Juan José León-Soto, Esq.	Date:	March 29, 2004

Mr. Juan José León-Soto, Esq.
Director

By:	/s/ Héctor Ledesma	Date:	March 29, 2004

Mr. Héctor Ledesma
Director

By:	/s/ Dr. Fernando L. Longo	Date:	March 29, 2004

Dr. Fernando L. Longo
Director

By:	/s/ Wilfredo López-Hernández	Date:	March 29, 2004

Dr. Wilfredo López-Hernández
Director

By:	/s/ Dr. Manuel A. Marcial-Seoane	Date:	March 29, 2004

Dr. Manuel A. Marcial-Seoane
Director

By:	/s/ Adamina Soto-Martínez, CPA	Date:	March 29, 2004

Ms. Adamina Soto-Martínez, CPA
Director

By:	/s/ Manuel Suárez-Méndez, P.E.	Date:	March 29, 2004

Mr. Manuel Suárez-Méndez, P.E.
Director

SCHEDULE II

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)

Financial Statements

December 31, 2003, 2002 and 2001

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors and Stockholders
Triple-S Management Corporation:

Under date of March 15, 2004 we reported on the consolidated balance sheets of Triple-S Management Corporation and Subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2003 as contained in the 2003 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

March 15, 2004

San Juan, Puerto Rico

Stamp No. 1902105 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Balance Sheets
December 31, 2003 and 2002
(Dollar amounts in thousands)

Assets	2003	2002
Current assets:
Cash and cash equivalents	$1,640	675

Receivables:
Premiums financing contracts	—	138
Due from subsidiaries*	136	228
Other	33	10

Total receivables	169	376
Less allowance for doubtful receivables	—	(138)

Receivables, net	169	238
Short-term investment in securities	7,025	4,749
Deferred income taxes	1,124	857
Other assets	23	24

Total current assets	9,981	6,543
Notes receivable from subsidiary*	26,000	26,000
Investment in securities	1,000	1,000
Accrued interest	155	4,914
Investments in wholly owned subsidiaries*	261,730	225,021
Property and equipment, net	26,656	27,755

Total assets	$325,522	291,233

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$2,645	1,640
Due to subsidiaries*	861	4,206
Accounts payable and accrued expenses	4,535	867
Accrued pension cost	2,804	3,688
Income tax payable	14,339	463

Total current liabilities	25,184	10,864
Additional minimum pension liability	353	330
Long-term debt	45,730	48,375

Total liabilities	71,267	59,569

Stockholders’ equity:
Common stock at $40 par value. Authorized 12,500 shares; issued and outstanding 9,030 and 9,337 shares at December 31, 2003 and 2002, respectively	361	373
Additional paid-in capital	150,407	150,406
Retained earnings	88,728	62,499
Accumulated other comprehensive income	14,759	18,386

	254,255	231,664
Commitments and contingencies

Total liabilities and stockholders’ equity	$325,522	291,233

See accompanying Independent Auditors’ Report.
See accompanying Notes to Financial Statements.
* Eliminated on consolidation.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Earnings
Years ended December 31, 2003, 2002 and 2001
(Dollar amounts in thousands)

	2003	2002	2001
Rental income*	$6,592	6,591	6,574
General and administrative expenses	(6,080)	(5,549)	(5,037)

Operating income	512	1,042	1,537

Other revenue (expenses):
Equity in net income of subsidiaries*	77,736	48,405	21,683
Interest expense, net of interest income of $958 and $1,092 in 2003 and 2002, respectively	(982)	(1,058)	(1,559)
Realized investment gains	650	111	5

Total other revenue, net	77,404	47,458	20,129

Income before income taxes	77,916	48,500	21,666

Income tax expense (benefit):
Current	51,834	547	—
Deferred	(147)	(296)	(49)

Total income tax expense (benefit), net	51,687	251	(49)

Net income	$26,229	48,249	21,715

See accompanying Independent Auditors’ Report.
See accompanying Notes to Financial Statements.
* Eliminated on consolidation.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2003, 2002 and 2001
(Dollar amounts in thousands)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	earnings	income	Total
Balance, December 31, 2000	$395	150,403	(7,465)	16,360	159,693
Stock redemption	(6)	2	—	—	(4)
Comprehensive income:
Net income	—	—	21,715	—	21,715
Net unrealized change in investment securities	—	—	—	4,624	4,624

Total comprehensive income					26,339

Balance, December 31, 2001	$389	150,405	14,250	20,984	186,028
Stock redemption	(16)	1	—	—	(15)
Comprehensive income:
Net income	—	—	48,249	—	48,249
Net unrealized change in investment securities	—	—	—	5,986	5,986
Net change in minimum pension liability	—	—	—	(8,114)	(8,114)
Net change in fair value of cash-flow hedges	—	—	—	(470)	(470)

Total comprehensive income					45,651

Balance, December 31, 2002	373	150,406	62,499	18,386	231,664
Stock redemption	(12)	1	—	—	(11)
Comprehensive income:
Net income	—	—	26,229	—	26,229
Net unrealized change in investment securities	—	—	—	(6,022)	(6,022)
Net change in minimum pension liability	—	—	—	2,292	2,292
Net change in fair value of cash-flow hedges	—	—	—	103	103

Total comprehensive income					22,602

Balance, December 31, 2003	$361	150,407	88,728	14,759	254,255

See accompanying Independent Auditors’ Report.
See accompanying Notes to Financial Statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001
(Dollar amounts in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$26,229	48,249	21,715
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net income of subsidiaries*	(77,736)	(48,405)	(21,683)
Depreciation and amortization	1,115	2,359	1,273
Gain on sale of securities	(650)	(111)	(5)
Accretion in value of securities	(1)	—	—
Provision for obsolescence	(88)	—	221
Provision for doubtful receivables	(138)	(55)	(23)
Deferred income tax benefit	(147)	(296)	(49)
Changes in assets and liabilities:
Receivables*	207	38	154
Accrued interest	4,759	(826)	(1,499)
Other assets	89	84	167
Accounts payable, accrued expenses, accrued pension cost, and due to subsidiary*	(480)	2,204	2,274
Income tax payable	13,876	463	—

Net cash (used in) provided by operating activities	(32,965)	3,704	2,545

Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	(8,892)	(5,920)	(5,685)
Proceeds from sale and maturities of investment in securities classified as available for sale	6,689	5,616	3,722
Acquisition of property and equipment, net	(16)	(96)	(51)

Net cash used in investing activities	(2,219)	(400)	(2,014)

Cash flows from financing activities:
Dividend received from wholly owned subsidiaries*	37,800	227	240
Capital investment in subsidiary*	—	—	(1)
Payment of long-term debts	(1,640)	(5,635)	(2,390)
Redemption of common stocks	(11)	(15)	(4)

Net cash provided by (used in) financing activities	36,149	(5,423)	(2,155)

Net increase (decrease) in cash and cash equivalents	965	(2,119)	(1,624)
Cash and cash equivalents, beginning of year	675	2,794	4,418

Cash and cash equivalents, end of year	$1,640	675	2,794

Supplemental information:
Income tax paid	$37,958	84	—
Interest paid	1,867	2,150	3,365
Noncash activities:
Change in net unrealized gain on securities available for sale of the subsidiaries*	$5,532	5,766	4,474
Change in net unrealized gain on securities available for sale	490	220	150
Change in cash-flow hedges including deferred tax asset of $234 and $212 in 2003 and 2002, respectively	103	470	—
Change in minimum pension liability including related intangible asset of $645 and $694 in 2003 and 2002, respectively*	2,292	8,114	—

See accompanying Independent Auditors’ Report.
See accompanying Notes to Financial Statements.
* Eliminated on consolidation.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2003, 2002 and 2001
(Dollar amounts in thousands)

(1)	Organization

Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico on January 17, 1997 principally, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries that are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance): (1) Triple-S, Inc. (TSI) which provides hospitalization and health benefits to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations located mainly in Puerto Rico; (2) Seguros de Vida Triple-S, Inc. (SVTS), which is engaged in the underwriting of life and disability insurance policies and the administration of individual retirement annuities; and (3) Seguros Triple-S, Inc. (STS), which is engaged in the underwriting of property and casualty insurance policies. The Company and TSI are members of the Blue Cross and Blue Shield Association (BCBSA).

The Company also has two other wholly owned subsidiaries, Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TC). ISI is mainly engaged in providing data processing services to the Company and its subsidiaries. TC is mainly engaged as a third-party administrator for TSI in the administration of the Commonwealth of Puerto Rico Healthcare Reform’s business (the Reform). Also, TC provides healthcare advisory services to TSI and other health insurance-related services to the health insurance industry.

A substantial majority of the Company’s business activity is with insureds located throughout Puerto Rico, and as such, the Company is subject to the risks associated with the Puerto Rico economy.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in the notes to the consolidated financial statements of the Company incorporated by reference into Item 15 to the Form 10K.

(3)	Property and Equipment, Net

Property and equipment are composed of the following:

	2003	2002
Land	$6,531	6,531
Buildings and leasehold improvements	27,453	27,437

	33,984	33,968
Less accumulated depreciation and amortization	(7,328)	(6,213)

Property and equipment, net	$26,656	27,755

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2003, 2002 and 2001
(Dollar amounts in thousands)

(4)	Investment in Wholly Owned Subsidiaries

Summarized combined financial information for the Company’s wholly owned subsidiaries as of and for the years ended December 31, 2003 and 2002 is as follows:

Assets	2003	2002
Cash, cash equivalents, and investments	$642,631	545,922
Receivables, net	95,712	91,217
Other assets	69,231	57,942

Total assets	$807,574	695,081

Liabilities
Reserve for losses, loss-adjustment expenses, and future policy benefits	$247,920	244,582
Unearned premiums	78,704	70,961
Individual retirement annuities	26,661	15,143
Accounts payable and other liabilities	192,559	139,374

Total liabilities	$545,844	470,060

Stockholders’ equity	$261,730	225,021

The net income of the subsidiaries during the three-year period ended December 31, 2003 was $77,736, $48,405 and $21,683. The Company allocates to its subsidiaries certain expenses incurred in the administration of their operations. Total charges including other expenses paid on behalf of the subsidiaries amounted to $3,351, $4,062 and $3,602 in the three-year period ended December 31, 2003, respectively, and are reduced from the general and administrative expenses in the accompanying statements of earnings.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2003, 2002 and 2001
(Dollar amounts in thousands)

(5)	Loans Payable to Bank

A summary of the credit agreements entered by the Company with a commercial bank at December 31, 2003 and 2002 is as follows:

	2003	2002
Secured loan payable of $41,000, payable in monthly installments of $137 up to July 1, 2024, plus interest at a rate reset periodically of 100 basis points over LIBOR (which was 2.17% and 4.00% at December 31, 2003 and 2002, respectively)	$32,370	34,010
Secured note payable of $20,000, payable in various different installments up to August 31, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over LIBOR (which was 2.45% and 3.09% at December 31, 2003 and 2002, respectively)	16,005	16,005

	48,375	50,015
Less current maturities	(2,645)	(1,640)

Total loans payable to bank	$45,730	48,375

Aggregate maturities of the Company’s credit agreements as of December 31, 2003 are summarized as follows:

2004	$2,645
2005	3,140
2006	3,140
2007	13,640
2008	1,640
Thereafter	24,170

$48,375

Substantially all of the proceeds from the $41,000 loan payable were used by the Company to finance the acquisition of real estate properties from subsidiaries during 1999. The remaining portion of the proceeds of the $41,000 loan and all of the proceeds of the $20,000 note payable were used by the Company for working capital needs and for the corporate reorganization.

During 2001, the Company amended its credit agreement related to the $20,000 secured note payable to extend the maturity date of the facility and restructure its repayment schedule, which was originally due in

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2003, 2002 and 2001
(Dollar amounts in thousands)

August 31, 2001. The amended agreement calls for repayments of principal amount of not less than $250 and in integral multiples of $50. The principal amount shall be reduced to the amounts shown on or before the dates specified below:

Maximum
principal
outstanding
Date	balance
August 1, 2004	$15,000
August 1, 2005	13,500
August 1, 2006	12,000

The loan and note payable previously described are secured by a lien on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the loans under a continuing general security agreement. These credit facilities also contain loan covenants. The Company was in compliance with such covenants throughout 2002 and 2001.

Interest expense on the above debts amounted to $1,302 and $2,150 and $3,365 in the three-year period ended December 31, 2003.

(6)	Income Taxes

The Company is subject to Puerto Rico income taxes. Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries.

Under a resolution prepared by the Puerto Rico House of Representatives (the House of Representatives), during 2002 and 2003, the Banking and Insurance Committee conducted an investigation of TSI’s tax treatment under rulings issued by the Department of Treasury that granted TSI’s tax-exempt status. A similar investigation was approved by the Puerto Rico Senate. In addition, the Department of Treasury conducted an audit of TSI’s compliance with the requirements of the tax ruling. All three investigations on the tax exemption have been concluded. The Department of Treasury concluded its investigations with no findings. The House of Representatives and the Puerto Rico Senate concluded their investigations by recommending and providing for the termination of the tax exemption solely on account of TSI’s for-profit status and the fact that no other for-profit health insurer in Puerto Rico enjoys a tax exemption under Section 1101(6) of the Puerto Rico Internal Revenue Code of 1994, as amended (the P.R. Code). The Company was notified on June 18, 2003 by the Department of Treasury that the ruling recognizing TSI’s tax exemption was terminated effective December 31, 2002. The termination of the ruling responds to a new public policy set by the Department of Treasury according to which tax exemptions under Section 1106(6) of the P.R. Code will not apply to corporations organized as for-profit, which is TSI’s case.

On July 31, 2003, TSM and TSI executed a closing agreement with the Department of Treasury. In general, the terms of the closing agreement established the termination of TSI’s tax exemption effective December 31, 2002. Accordingly, since TSI’s tax status changed effective January 1, 2003, TSI is subject to Puerto Rico income taxes as an other than life insurance entity, as defined in the P.R. Code.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2003, 2002 and 2001
(Dollar amounts in thousands)

The closing agreement also stipulates that TSM will pay taxes (Department of Treasury tax assessment) on TSI’s accumulated statutory net income, in accordance with the income recognition methodology applied by the Secretary of the Treasury in the closing agreement and the ruling mentioned above. This tax ruling established the following methodology for TSM to determine its tax liability:

•	TSI’s accumulated statutory net income while operating under the tax exemption, amounting to $132,763, was deemed distributed to TSM.

•	For tax purposes TSM recognized the exempt accumulated statutory net income as gross income. On this amount, TSM recognized an income tax liability amounting to $51,774, which was determined by applying a tax rate of 39% to the exempt accumulated statutory net income deemed distributed to TSM. The income tax was recorded by TSM within the current income tax expense presented in the consolidated statements of earnings. Of this tax $37,000 were paid on July 31, 2003, the date of the closing agreement, and $14,774 are due on April 15, 2004.

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to losses before income taxes as a result of the following:

	2003	2002	2001
Income tax (expense) benefit at statutory rate of 39%	$(30,387)	(18,915)	(8,450)
(Increase) decrease in taxes resulting from:
Equity in net income of wholly owned subsidiaries	30,317	18,878	8,456
Disallowances	(50)	(105)	(44)
Department of Treasury tax assessment	(51,774)	—	—
Change in valuation allowance	—	—	87
Other, net	207	(109)	—

Total income tax expense	$(51,687)	(251)	49

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2003, 2002 and 2001
(Dollar amounts in thousands)

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2003 and 2002 is composed of the following:

	2003	2002
Deferred tax assets:
Allowance for doubtful receivables	$—	43
Reserve for obsolete supplies inventory	59	74
Cash-flow hedge	234	212
Nondeductible depreciation	468	468
Additional minimum pension liability	129	119
Deferred compensation	173	—
Employee benefit plan	24	—
Post retirement benefits	8	—
Unrealized holding losses on investments classified as available for sale by the Company	29	—

Gross deferred tax assets	1,124	916
Deferred tax liability:
Unrealized holding gains on investments classified as available for sale by the Company	—	(59)

Net deferred tax assets	$1,124	857

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

(7)	Transaction with Related Parties

The following are the significant related-party transactions made for the three-year period ended December 31, 2003:

	2003	2002	2001
Rent charges to subsidiaries	$6,283	6,203	6,185
Interest charged to subsidiary on notes receivable	658	829	1,436

(8)	Contingencies

At December 31, 2003, the Company is defendant in various lawsuits in the ordinary course of business. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2003, 2002 and 2001
(Dollar amounts in thousands)

will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

Schedule III

Triple-S Management Corporation and Subsidiaries
Supplementary Insurance Information
For the years ended December 31, 2003, 2002 and 2001

(Dollar amounts in thousands)

	Deferred			Other
	Policy			Policy Claims
	Acquisition	Claim	Unearned	and Benefits	Premium
Segment	Costs	Liabilities	Premiums	Payable	Revenue
2003
Health insurance — Commercial Program	$—	$93,273	$5,833	$—	$702,853
Health insurance — Reform Program	—	66,243	—	—	477,614
Property and casualty insurance	16,179	72,431	72,785	—	78,334
Life insurance	492	15,973	86	—	17,403
Other non-reportable segments, parent company operations and net consolidating entries.	—	—	—	—	(3,488)

Total	$16,671	$247,920	$78,704	$—	$1,272,716

2002
Health insurance — Commercial Program	$—	$102,120	$6,119	$—	$680,313
Health insurance — Reform Program	—	73,900	—	—	487,000
Property and casualty insurance	13,747	55,757	64,757	—	60,688
Life insurance	23	12,805	85	—	14,992
Other non-reportable segments, parent company operations and net consolidating entries.	—	—	—	—	(2,776)

Total	$13,770	$244,582	$70,961	$—	$1,240,217

2001
Health insurance — Commercial Program	$—	$103,313	$2,777	$—	$637,411
Health insurance — Reform Program	—	66,150	—	—	454,923
Property and casualty insurance	9,550	47,073	55,529	—	54,337
Life insurance	—	12,904	—	—	13,426
Other non-reportable segments, parent company operations and net consolidating entries.	—	—	—	—	(845)

Total	$9,550	$229,440	$58,306	$—	$1,159,252

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Amortization of
	Net		Deferred Policy	Other	Net
	Investment	Claims	Acquisition	Operating	Premiums
Segment	Income	Incurred	Costs	Expenses	Written
2003
Health insurance — Commercial Program	$10,734	$584,448	$—	$92,264	$702,853
Health insurance — Reform Program	4,476	428,045	—	34,637	477,614
Property and casualty insurance	6,824	43,390	19,461	17,893	84,357
Life insurance	2,345	9,467	29	6,007	24,703
Other non-reportable segments, parent company operations and net consolidating entries.	300	—	—	(5,142)	—

Total	$24,679	$1,065,350	$19,490	$145,659	$1,289,527

2002
Health insurance — Commercial Program	$10,577	$574,874	$—	$86,321	$680,313
Health insurance — Reform Program	5,106	445,039	—	36,109	487,000
Property and casualty insurance	6,579	34,334	13,728	11,820	72,475
Life insurance	2,253	7,733	—	5,133	20,929
Other non-reportable segments, parent company operations and net consolidating entries.	263	—	—	(4,572)	—

Total	$24,778	$1,061,980	$13,728	$134,811	$1,260,717

2001
Health insurance — Commercial Program	$10,428	$560,809	$—	$83,771	$637,411
Health insurance — Reform Program	4,547	420,953	—	32,646	454,923
Property and casualty insurance	7,564	32,348	12,700	9,848	57,224
Life insurance	2,496	6,914	—	4,553	—
Other non-reportable segments, parent company operations and net consolidating entries.	370	—	—	(2,688)	—

Total	$25,405	$1,021,024	$12,700	$128,130	$1,149,558

See accompanying independent auditors’ report to financial statements.

Schedule IV

Triple-S Management Corporation and Subsidiaries
Reinsurance
For the years ended December 31, 2003, 2002 and 2001

(Dollar amounts in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies (1)	Companies	Amount	to Net
2003
Life insurance in force	$6,027,145	2,865,885	—	3,161,260	0.0%

Premiums:
Life insurance	$24,703	7,300	—	17,403	0.0%
Accident and health insurance	1,180,467	—	—	1,180,467	0.0%
Property and casualty insurance	128,127	43,770	—	84,357	0.0%

Total premiums	$1,333,297	51,070	—	1,282,227	0.0%

2002
Life insurance in force	$5,039,598	1,888,567	—	3,151,031	0.0%

Premiums:
Life insurance	$20,929	6,447	—	14,482	0.0%
Accident and health insurance	1,167,313	—	—	1,167,313	0.0%
Property and casualty insurance	112,281	39,806	—	72,475	0.0%

Total premiums	$1,300,523	46,253	—	1,254,270	0.0%

2001
Life insurance in force	$3,984,033	1,777,518	—	2,206,515	0.0%

Premiums:
Life insurance	$17,997	4,571	—	13,426	0.0%
Accident and health insurance	1,092,334	—	—	1,092,334	0.0%
Property and casualty insurance	96,831	39,607	—	57,224	0.0%

Total premiums	$1,207,162	44,178	—	1,162,984	0.0%

See accompanying independent auditors’ report to financial statements.

(1)	Premiums ceded on the life insurance business are net of commission income on reinsurance amounting to $516, $510 and $595 for the years ended December 31, 2003, 2002 and 2001.

Schedule V

Triple-S Management Corporation and Subsidiaries
Valuation and Qualifying Accounts
For the years ended December 31, 2003, 2002 and 2001

(Dollar amounts in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts	Deductions -	End of
	Period	Expenses	- Describe (1)	Describe (2)	Period
2003
Allowance for doubtful receivables	$13,794	3,068	290	(8,137)	9,015

2002
Allowance for doubtful receivables	$11,678	5,402	(55)	(3,231)	13,794

2001
Allowance for doubtful receivables	$8,791	4,592	—	(1,705)	11,678

See accompanying independent auditors’ report to financial statements.

(1)	Represents the recovery of accounts previously written-off.

(2)	Deductions represent the write-off of accounts deemed uncollectible.