Form 10-Q
period 2004-03-31
TRIPLE-S MANAGEMENT CORP
filed 2004-05-12
CIK 1171662

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2004
Common Stock, $40.00 par value	8,943

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended March 31, 2004

Part I – Financial Information

Item 1. Financial Statements

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2004	2003
ASSETS
Investments and cash:
Securities held for trading, at fair value:
Fixed maturities	$70,850	68,681
Equity securities	67,745	66,824
Securities available for sale, at fair value:
Fixed maturities	393,129	407,530
Equity securities	55,310	56,040
Securities held to maturity, at amortized cost:
Fixed maturities	4,889	4,941
Cash and cash equivalents	94,767	48,280

Total investments and cash	686,690	652,296

Premiums and other receivables, net	103,637	93,491
Deferred policy acquisition costs	17,258	16,671
Property and equipment, net	33,391	34,212
Other assets	38,009	37,953

Total assets	$878,985	834,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Claim liabilities:
Claims processed and incomplete	$121,171	121,015
Unreported losses	125,076	112,449
Unpaid loss-adjustment expenses	14,675	14,456

Total claim liabilities	260,922	247,920

Unearned premiums	75,741	78,704
Individual retirement annuities	29,073	26,661
Liability to Federal Employees Health Benefits Program	9,947	7,471
Accounts payable and accrued liabilities	102,039	88,342
Income tax payable	34,385	32,222
Net deferred tax liability	3,870	1,892
Additional minimum pension liability	10,081	10,081
Short-term borrowings	38,700	38,700
Loans payable to bank	48,102	48,375

Total liabilities	612,860	580,368

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 8,943 at March 31, 2004 and 9,030 at December 31, 2003	358	361
Additional paid-in capital	150,407	150,407
Retained earnings	99,884	88,728
Accumulated other comprehensive income	15,476	14,759

Total stockholders’ equity	266,125	254,255

Total liabilities and stockholders’ equity	$878,985	834,623

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings (Unaudited)
For the three months ended March 31, 2004 and 2003
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2004	2003
REVENUES:
Premiums earned, net	$318,646	315,556
Amounts attributable to self-funded arrangements	43,038	40,003
Less amounts attributable to claims under self-funded arrangements	(40,582)	(37,359)

	321,102	318,200
Net investment income	6,582	6,098
Net realized investment gains (losses)	1,383	(3,023)
Net unrealized investment gain on trading securities	1,819	2,092
Other income, net	566	850

Total revenue	331,452	324,217

BENEFITS AND EXPENSES:
Claims incurred	275,748	270,831
Operating expenses, net of reimbursement for services	39,838	38,490
Interest expense	901	703

Total benefits and expenses	316,487	310,024

Income before taxes	14,965	14,193

INCOME TAX EXPENSE:
Current	3,298	377
Deferred	511	339

Total income taxes	3,809	716

Net income	$11,156	13,477

Net income available to stockholders	$11,156	4,208

Basic net income per share	$1,239	451

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the three months
ended March 31, 2004 and 2003
(Dollar amounts in thousands, except per share data)

	2004	2003
BALANCE AT JANUARY 1	$254,255	231,664
Stock redemption	(3)	—
Comprehensive income:
Net income	11,156	13,477
Net unrealized change in investment securities	1,062	231
Net change in fair value of cash flow hedges	(345)	(160)

Total comprehensive income	11,873	13,548

BALANCE AT MARCH 31	$266,125	245,212

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2004 and 2003
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2004	2003	Change	%
CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums collected	$309,144	298,169	10,975	3.7%
Cash paid to suppliers and employees	(38,739)	(38,460)	(279)	0.7%
Claims, losses and benefits paid	(262,746)	(256,762)	(5,984)	2.3%
Interest received	6,322	6,778	(456)	-6.7%
Proceeds from trading securities sold or matured:
Fixed maturities sold	7,185	10,908	(3,723)	-34.1%
Equity securities	3,346	6,363	(3,017)	-47.4%
Acquisitions of investments in trading portfolio:
Fixed maturities	(7,951)	(13,501)	5,550	-41.1%
Equity securities	(3,692)	(6,795)	3,103	-45.7%
Interest paid	(680)	(177)	(503)	284.2%
Expense reimbursement from Medicare	3,696	3,562	134	3.8%

Net cash provided by operating activities	15,885	10,085	5,800	57.5%

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	15,199	27,511	(12,312)	-44.8%
Fixed maturities matured	29,126	70,334	(41,208)	-58.6%
Equity securities	1,475	—	1,475	100.0%
Securities held to maturity:
Fixed maturities matured	2,662	—	2,662	100.0%
Acquisitions of investments:
Securities available for sale:
Fixed maturities	(27,004)	(128,563)	101,559	-79.0%
Equity securities	(1,023)	(2,010)	987	-49.1%
Securities held to maturity:
Fixed maturities	(2,612)	—	(2,612)	100.0%
Capital expenditures	(576)	(1,543)	967	-62.7%
Proceeds from sale of property and equipment	3	289	(286)	-99.0%

Net cash provided by (used in) investing activities	17,250	(33,982)	51,232	-150.8%

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in outstanding checks in excess of bank balances	11,437	6,153	5,284	85.9%
Payments of long term debt	(273)	(410)	137	-33.4%
Redemption of common stock	(3)	—	(3)	100.0%
Proceeds from individual retirement annuities	3,325	148	3,177	2146.6%
Surrenders of individual retirement annuities	(1,134)	(293)	(841)	287.0%

Net cash provided by financing activities	13,352	5,598	7,754	138.5%

Net increase (decrease) in cash and cash equivalents	46,487	(18,299)
Cash and cash equivalents at beginning of the period	48,280	82,776

Cash and cash equivalents at end of the period	$94,767	64,477

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2004

(Dollar amounts in thousands, except per share data)

(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) are unaudited, except for the balance sheet information as of December 31, 2003, which is derived from the Corporation’s audited consolidated financial statements, pursuant to the rules and regulations of the United States Securities and Exchange Commission. The consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results for the full year.

(2)	Segment Information

Separate disclosure of information about operating segments is required for any operating segment that meets any of the quantitative thresholds determined by FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). In determining whether information about segments is required for a particular year, the evaluation should be based on comparability between years. Thus, information would be required in the current period – even if immaterial pursuant to the provisions of SFAS No. 131 – if a segment has been significant in the immediate preceding period and is expected to be significant in the future. Based on the requirements of SFAS No. 131, the only reportable segments for TSM are: the Health Insurance – Commercial, the Health Insurance – Healthcare Reform and the Property and Casualty Insurance segments. The Life and Disability Insurance Segment is not presented as a reportable segment in the 2004 period since it did not meet any of the quantitative thresholds in the years 2003 and 2002 and is not expected to meet them in the year 2004. The segment information for the 2003 period was restated to present the results of operations and financial position of the Life and Disability operating segment within the other non-reportable operating segments of the Corporation.

The following tables summarize the operations by major operating segment for the three months ended March 31, 2004 and 2003:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	And Casualty
	Program	Program	Insurance	Other *	Total
THREE MONTHS ENDED MARCH 31, 2004
Premiums earned, net	$174,505	119,398	20,783	3,960	318,646	686
Amounts attributable to self-funded arrangements	43,038	—	—	—	43,038	218
Less: Amounts attributable to claims under self-funded arrangements	(40,582)	—	—	—	(40,582)
Intersegment premiums earned/service revenues	904	—	—	11,537	12,441

	177,865	119,398	20,783	15,497	333,543
Net investment income	3,145	840	1,854	658	6,497
Realized gain (loss) on sale of securities	1,149	211	35	(12)	1,383
Unrealized gain on trading securities	1,402	—	282	135	1,819
Other	52	(10)	562	33	637

Total revenues	$183,613	120,439	23,516	16,311	343,879

Net income	$6,047	1,644	3,328	239	11,258

Claims incurred	$153,240	109,215	10,627	2,666	275,748

Operating expenses	$21,994	8,752	8,709	13,062	52,517

Depreciation expense, included in operating expenses	$969	—	121	28	1,118

Interest expense	$289	69	—	222	580

Income taxes	$2,043	759	852	122	3,776

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	And Casualty
	Program	Program	Insurance	Other *	Total
THREE MONTHS ENDED MARCH 31, 2003
Premiums earned, net	$175,505	115,795	19,053	5,203	315,556
Amounts attributable to self-funded arrangements	40,003	—	—	—	40,003
Less: Amounts attributable to claims under self-funded arrangements	(37,359)	—	—	—	(37,359)
Intersegment premiums earned/service revenues	695	—	—	11,116	11,811

	178,844	115,795	19,053	16,319	330,011
Net investment income	2,619	1,274	1,644	523	6,060
Realized gain (loss) on sale of securities	(2,303)	(298)	(425)	3	(3,023)
Unrealized gain on trading securities	1,550	237	305	—	2,092
Other	32	(7)	706	43	774

Total revenues	$180,742	117,001	21,283	16,888	335,914

Net income	$4,854	4,415	2,567	1,901	13,737

Claims incurred	$154,557	104,167	9,810	2,297	270,831

Operating expenses	$21,159	8,318	8,519	12,216	50,212

Depreciation expense, included in operating expenses	$980	—	136	29	1,145

Interest expense	$172	101	—	156	429

Income taxes	$—	—	387	318	705

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total
AS OF MARCH 31, 2004
Segment assets	$433,087	90,763	248,886	78,895	851,631

Significant noncash item — net change in unrealized gain on securities available for sale	$(117)	333	570	185	971

AS OF DECEMBER 31, 2003
Segment assets	$407,031	86,535	239,478	74,530	807,574

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(5,226)	—	(527)	220	(5,533)
Net change in minimum pension liability	2,385	—	(23)	(55)	2,307

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS
WITH FINANCIAL STATEMENTS

	Three months ended
	March 31,
	2004	2003
TOTAL REVENUES
Total revenues for reportable segments	$327,568	319,026
Total revenues for other segments	16,311	16,888

	343,879	335,914
Elimination of intersegment earned premiums	(904)	(695)
Elimination of intersegment service revenues	(11,537)	(11,116)
Unallocated amount — revenues from external sources	14	114

	(12,427)	(11,697)

Consolidated total revenues	$331,452	324,217

NET INCOME
Net income for reportable segments	$11,019	11,836
Net income for other segments	239	1,901

	11,258	13,737

Elimination of TSM charges:
Rent expense	1,573	1,564
Interest expense	159	172

	1,732	1,736

Unallocated amounts related to TSM:
General and administrative expenses	(1,335)	(1,653)
Income tax expense	(33)	(11)
Interest expense	(480)	(446)
Other revenues from external sources	14	114

	(1,834)	(1,996)

Consolidated net income	$11,156	13,477

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months ended March 31, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals
Claims incurred	$275,748	—	275,748
Operating expenses	52,517	(12,679)	39,838
Depreciation expense	1,118	279	1,397
Interest expense	580	321	901
Income taxes	3,776	33	3,809

	Three months ended March 31, 2003
	Segment		Consolidated
	Totals	Adjustments *	Totals
Claims incurred	$270,831	—	270,831
Operating expenses	50,212	(11,722)	38,490
Depreciation expense	1,145	278	1,423
Interest expense	429	274	703
Income taxes	705	11	716

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	March 31,	December 31,
	2004	2003
ASSETS
Total assets for reportable segments	$772,736	733,044
Total assets for other segments	78,895	74,530

	851,631	807,574

Elimination entries - intersegment receivables and others	(10,122)	(9,565)

Unallocated amounts related to TSM:
Parent cash, cash equivalents and investments	10,798	9,665
Parent net property and equipment	26,377	26,656
Parent other assets	301	293

	37,476	36,614

Consolidated assets	$878,985	834,623

OTHER SIGNIFICANT ITEMS

	As of March 31, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals
Significant noncash item - net change in unrealized gain on securities available for sale	$971	91	1,062

	As of December 31, 2003
	Segment		Consolidated
	Totals	Adjustments *	Totals
Significant noncash items:
Net change in unrealized gain on securities available for sale	$(5,533)	(489)	(6,022)
Net change in minimum pension liability	2,307	(15)	2,292

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2004
(Dollar amounts in thousands)
(Unaudited)

(3) Investment in Securities

The Corporation’s investment at March 31, 2004 and December 31, 2003, consist of the following:

	(Unaudited)
	March 31,	December 31,
	2004	2003
Trading securities, at fair value	$138,595	135,505
Available for sale, at fair value	448,439	463,570
Held to maturity, at amortized cost	4,889	4,941

Total investments	$591,923	604,016

The amortized cost for debt securities and equity securities, gross unrealized gain, gross unrealized losses, and estimated fair value for trading, available for sale and held to maturity securities by major security type and class of security at March 31, 2004 and December 31, 2003, were as follows:

	March 31, 2004 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value
Trading securities:
Fixed maturities	$67,664	3,336	(150)	70,850
Equity securities	58,627	10,733	(1,615)	67,745

	$126,291	14,069	(1,765)	138,595

	March 31, 2004 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value
Securities available for sale:
Fixed maturities	$388,265	5,792	(928)	393,129
Equity securities	34,410	21,011	(111)	55,310

	$422,675	26,803	(1,039)	448,439

March 31, 2004 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value
Securities held to maturity:
Fixed maturities	$4,889	202	—	5,091

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2003
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value
Trading securities:
Fixed maturities	$66,919	2,264	(502)	68,681
Equity securities	58,101	9,823	(1,100)	66,824

	$125,020	12,087	(1,602)	135,505

	December 31, 2003
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value
Securities available for sale:
Fixed maturities	$405,547	3,931	(1,948)	407,530
Equity securities	33,877	22,203	(40)	56,040

	$439,424	26,134	(1,988)	463,570

December 31, 2003
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value
Securities held to maturity:
Fixed maturities	$4,941	118	(5)	5,054

Investment in securities at March 31, 2004 are mostly comprised of U.S. Treasury securities and obligations of U.S. government instrumentalities (50.4%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (6.8%), obligations of the government of Puerto Rico and its instrumentalities (9.9%) and obligations of states and political subdivisions (0.5%). The remaining 32.4% of the investment portfolio is comprised of corporate debt, equity securities and mutual funds.

The Corporation regularly monitors the difference between the costs and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available for sale or held to maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. No impairments were identified nor recognized by the Corporation during the three-month period ended March 31, 2004.

The unrealized losses on investments were mainly caused by interest rate increases. Because the Corporation has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4) Premiums and Other Receivables

Premiums and other receivables as of March 31, 2004 and December 31, 2003 were as follows:

	(Unaudited)
	March 31,	December 31,
	2004	2003
Premiums	$41,560	37,936
Self-funded group receivables	18,863	15,790
FEHBP	11,174	7,832
Accrued interest	5,557	5,098
Reinsurance recoverable on paid losses	23,499	22,067
Other	11,567	13,783

	112,220	102,506

Less allowance for doubtful receivables:
Premiums	4,097	4,300
Other	4,486	4,715

	8,583	9,015

Total premiums and other receivables	$103,637	93,491

(5) Claim Liabilities

The activity in the total claim liabilities for the three months ended March 31, 2004 and 2003 is as follows:

	(Unaudited)
	Three months ended March 31,
	2004	2003
Claim liabilities at beginning of period	$247,920	244,582
Reinsurance recoverable on claim liabilities	(19,357)	(13,589)

Net claim liabilities at beginning of period	228,563	230,993

Incurred claims and loss-adjustment expenses:
Current period insured events	280,753	282,180
Prior period insured events	(5,005)	(11,349)

Total	275,748	270,831

Payments of losses and loss-adjustment expenses:
Current period insured events	140,069	133,821
Prior period insured events	124,783	124,069

Total	264,852	257,890

Net claim liabilities at end of period	239,459	243,934
Reinsurance recoverable on claim liabilities	21,463	14,717

Claim liabilities at end of period	$260,922	258,651

As a result of changes in estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differs from anticipated claims incurred. The credits in the incurred claims and loss adjustment expenses for prior periods insured events for the three months ended March 31, 2004 and 2003 are due to a favorable development of the claim liabilities attributed to better than expected utilization trends.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6) Comprehensive Income

The accumulated balances for each classification of comprehensive income are as follows:

	(Unaudited)
				Accumulated
	Unrealized	Minimum		other
	gains on	pension	Cash flow	comprehensive
	securities	liability	hedges	income
BALANCE AT JANUARY 1	$20,948	(5,822)	(367)	14,759
Net current period change	1,062	—	(345)	717

BALANCE AT MARCH 31	$22,010	(5,822)	(712)	15,476

(7) Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. Triple-S, Inc. (TSI), a wholly owned subsidiary of TSM, was exempt through January 1, 2003 from Puerto Rico income taxes under a ruling issued by the Puerto Rico Treasury Department (PRTD).

Under a resolution passed by the Puerto Rico House of Representatives (House of Representatives), during 2002 and 2003 the Banking and Insurance Committee of the House of Representatives conducted an investigation of TSI’s tax treatment under the PRTD ruling that granted TSI’s tax exempt status. A similar investigation was approved by the Puerto Rico Senate. In addition, the PRTD conducted an audit of TSI’s compliance with the requirements of the tax ruling. All three investigations on the tax exemption have been concluded. The PRTD concluded its investigations with no findings of non-compliance. The House of Representatives and the Puerto Rico Senate concluded their investigations by recommending and providing for the termination of the tax exemption solely on account of TSI’s for-profit status and the fact that no other for-profit health insurer in Puerto Rico enjoys a tax exemption under section 1101(6) of the Puerto Rico Internal Revenue Code of 1994, as amended (the P.R. Code). The Corporation was notified on June 18, 2003 by the PRTD that the ruling recognizing TSI’s tax exemption was terminated effective December 31, 2002. The termination of the ruling was in accordance with a new public policy set by the PRTD pursuant to which tax exemptions under Section 1101(6) of the P.R. Code will not apply to corporations organized as for-profit, which is TSI’s case.

On July 31, 2003, TSM and TSI executed a closing agreement with the PRTD. In general, the terms of the closing agreement established the termination of TSI’s tax exemption effective December 31, 2002. Accordingly, effective January 1, 2003 TSI is subject to Puerto Rico income taxes as an other-than-life insurance entity, as defined in the P.R. Code. As a result, TSI recorded during the first quarter of the year 2004, $2,429 and $373 of current and deferred income tax expense, respectively. TSI did not record any income tax expense during the first quarter of the year 2003 since the termination of the income tax ruling was not notified until the second quarter of that year.

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

determined by applying a tax rate of 39% to the exempt accumulated statutory net income deemed distributed to TSM. During the second quarter of the year 2003, TSM recorded this income tax liability within the current income tax expense presented in the consolidated statements of earnings. Of this tax $37,000 were paid on July 31, 2003, the date of the closing agreement, and $14,774 were paid on April 15, 2004.

(8) Pension Plan

The components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 were as follows:

	(Unaudited)
	Three months ended March 31,
	2004	2003
Components of net periodic benefit cost:
Service cost	$1,035	908
Interest cost	929	944
Expected return on assets	(626)	(623)
Amortization of prior service cost	12	12
Amortization of actuarial loss	401	392
Settlement loss	—	1,101

Net periodic benefit cost	$1,751	2,734

Employer contributions

The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2003 that it expected to contribute $5,500 to its pension program in 2004. As of March 31, 2004, no contributions have been made. The Corporation currently anticipates contributing $5,500 to fund its pension program in 2004.

(9) Net Income Available to Stockholders and Net Income per Share

The Corporation presents only basic earnings per share, which amount consists of the net income that could be available to common stockholders divided by the weighted-average number of common shares outstanding for the period.

The Corporation has not declared or distributed dividends on its common stock by virtue of an affirmative vote of its stockholders. However, a resolution was approved by the Corporation’s stockholders at its annual meeting held on April 27, 2003, acknowledging that the Board of Directors of the Corporation (the Board) may declare dividends subject to the Board’s determination that in its best judgment the payment of dividends is financially and legally feasible.

The following table sets forth the net income available to stockholders for the three months ended March 31, 2004 and 2003. The amount presented as available for distribution to stockholders for the 2003 period exclude TSI’s results of operations due to TSI’s prohibition to declare dividends, as required in its tax exemption ruling at the time and as reported in the quarterly period ended March 31, 2003 . Due to TSI’s change in tax status effective January 1, 2003, TSI’s earnings are now available for distribution to shareholders.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	(Unaudited)
	Three months ended March 31,
	2004	2003
Net income for the period	$11,156	13,477
Less TSI results of operations	—	9,269
Net income available to stockholders	$11,156	4,208

	(Unaudited)
	Six months ended June 30,
	2003		2002
Net income for the period	$		6,451
Less tax effect on TSI operations			876

Net income available to stockholders		—	5,575

The following table sets forth the computation of basic net income per share for the three months ended March 31, 2004 and 2003:

	(Unaudited)
	Three months ended March 31,
	2004	2003
Numerator for basic earnings per share:
Net income available to stockholders	$11,156	4,208

Denominator for basic earnings per share:
Weighted average of outstanding common shares	9,002	9,337

Basic net income per share	$1,239	451

	(Unaudited)
	Six months ended June 30,
	2003		2002
Numerator for basic earnings per share:
Net income available to stockholders	$		5,575

Denominator for basic earnings per share:
Weighted average of outstanding common shares		—	9,671

Basic net income per share after excluding the net results of operations of TSI			576

(10) Contingencies

As of March 31, 2004, the Corporation is defendant in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of its legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position and results of operations of the Corporation.

On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, some present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. While this case is still in its preliminary stages and has not been certified as a class action, a Motion to Dismiss has been filed by the defendants. On March 15, 2004, plaintiffs filed a response to this motion. On April 30, 2004, defendants filed a Reply in Support of Motion to Dismiss.

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

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

(11) Reconciliation of Net Income to Net Cash Provided by Operating Activities

A reconciliation of net income to net cash provided by operating activities is as follows:

	(Unaudited)
	Three months ended
	March 31,
	2004	2003
Net income	$11,156	13,477

Adjustments to reconcile net income to net cash provided by operating expenses:
Depreciation and amortization	1,397	1,423
Amortization of investments discounts	303	229
Accretion in value of securities	(104)	(365)
(Gain) loss on sale of securities	(1,383)	3,023
Unrealized gain of trading securities	(1,819)	(2,092)
Proceeds from trading securities sold:
Fixed maturities	7,185	10,908
Equity securities	3,346	6,363
Acquisition of securities in trading portfolio:
Fixed maturities	(7,951)	(13,501)
Equity securities	(3,692)	(6,795)
(Decrease) increase in provision for doubtful receivables	(432)	1,952
(Decrease) increase in net deferred			Mar-03	Dec-02
tax liability	1,647	269	8,317	8,048
Loss on sale of property and equipment	(3)	(1)
(Increase) decrease in assets:
Premiums receivable	(10,039)	(17,110)
Accrued interest receivable	(459)	816
Reinsurance receivable	(1,432)	151
Other receivables	2,216	(1,960)
Deferred policy acquisition costs	(587)	(1,232)
Other assets	(56)	2,022
Increase (decrease) in liabilities:
Claims processed and incomplete	156	(10,189)
Unreported losses	12,627	23,540
Unpaid loss-adjustment expenses	219	718
Unearned premiums	(2,963)	(642)
Individual retirement annuities	221	526
Liability to FEHBP	2,476	(2,430)
Accounts payable and accrued liabilities	1,693	611
Income tax payable	2,163	374	1,090	716

Net cash provided by operating activities	$15,885	10,085

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) for the three-month period ended March 31, 2004. Therefore, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2003.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q and other publicly available documents of the Corporation may include statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things: statements concerning the financial condition, results of operations and business of the Corporation. These statements are not historical, but instead represent the Corporation’s belief regarding future events, any of which, by their nature, are inherently uncertain and outside of the Corporation’s control. These statements may address, among other things, future financial results, strategy for growth, and market position. It is possible that the Corporation’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial conditions indicated in these forward-looking statements. The factors that could cause actual results to differ from those in the forward-looking statements are discussed throughout this form. The Corporation is not under any obligation to update or alter any forward-looking statement (and expressly disclaims any such obligations), whether as a result of new information, future events or otherwise. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, rising healthcare costs, business conditions and competition in the different insurance segments, government action and other regulatory issues.

Structure of the Organization

TSM is incorporated under the laws of the Commonwealth of Puerto Rico. It is the holding company of several entities, through which it offers a wide range of insurance products and services. These insurance products and services are offered through the following TSM wholly-owned subsidiaries:

•	TSI, a health insurance company serving two major segments: the Commercial Program and the Commonwealth of Puerto Rico Healthcare Reform Program (the Healthcare Reform) of the Commonwealth of Puerto Rico;

•	Seguros Triple-S, Inc. (STS), a property and casualty insurance company; and

•	Seguros de Vida Triple-S, Inc. (SVTS), a life and disability insurance and annuity products company.

In addition to the insurance subsidiaries mentioned above, TSM has the following other wholly-owned subsidiaries: Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TCI). ISI provides data processing services to TSM and its subsidiaries. TCI is currently engaged as the third-party administrator in the administration of the Corporation’s Healthcare Reform segment. It also provides healthcare advisory services and other health-related services to TSI and other third parties.

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

The amount of TSM’s net income available for distribution to stockholders had excluded TSI’s net income for the 2003 period due to the prohibition on declaring dividends contained in the tax exemption ruling. Since the tax status of TSI changed during the second quarter of the year 2003 effective December 31, 2003, its earnings for the 2003 period are now available for distribution to TSI’s stockholders.

Adoption of Accounting Standard

The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement also includes required disclosures for financial instruments within its scope. For the Corporation, this statement was effective for instruments entered in or modified after May 31, 2003 and otherwise was effective January 4, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the statement will be effective for the Corporation on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Corporation currently does not have any financial instruments within the scope of this statement.

General Information

Substantially all of the revenues of the Corporation are generated from premiums earned and investment income. Claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders. A portion of the claims incurred for each period consists of a management and actuarial estimate of claims incurred but not reported to the segment during the period. Each segment’s results of operations depend largely on their ability to accurately predict and effectively manage these claims. Operating expenses comprise general, selling, commissions, depreciation and payroll and payroll related expenses.

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

	Three months ended
	March 31,		Change
(dollar amounts in thousands)	2004	2003	Three months
Consolidated earned premiums, net and fee revenue:
Health Insurance — Commercial Program	$176,961	178,149	(1,188)	-0.7%
Health Insurance — Healthcare Reform	119,398	115,795	3,603	3.1%
Property and casualty	20,783	19,053	1,730	9.1%
Other	3,960	5,203	(1,243)	-23.9%

	321,102	318,200	2,902	0.9%

Consolidated claims incurred	$275,748	270,831	4,917	1.8%
Consolidated operating expenses	39,838	38,490	1,348	3.5%

Consolidated operating costs	$315,586	309,321	6,265	2.0%

Consolidated loss ratio	85.9%	85.1%	0.8%
Consolidated expense ratio	12.4%	12.1%	0.3%

Consolidated combined ratio	98.3%	97.2%	1.1%

Net investment income	$6,582	6,098	484	7.9%
Realized gain (loss) on sale of securities	1,383	(3,023)	4,406	-145.7%
Unrealized gain on trading securities	1,819	2,092	(273)	-13.0%

Total consolidated net investment income	$9,784	5,167	4,617	89.4%

Consolidated income tax expense	$3,809	716	3,093	432.0%

Consolidated net income per segment:
Health Insurance — Commercial Program	$6,047	4,854	1,193	24.6%
Health Insurance — Healthcare Reform	1,644	4,415	(2,771)	-62.8%
Property and casualty	3,328	2,567	761	29.6%
Other	137	1,641	(1,504)	-91.7%

Consolidated net income	$11,156	13,477	(2,321)	-17.2%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Consolidated earned premiums, net and fee revenue for the three months ended March 31, 2004 increased by $2.9 million or 0.9% when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to the following:

•	The earned premiums, net corresponding to the Health Insurance - Healthcare Reform segment increased by $3.6 million, or 3.1% during this period. This increase is the net result of an increase in premium rates effective July 1, 2003 and a decrease in the average membership of the segment.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $1.7 million or 9.1% during this period. This increase is mostly reflected in the premiums written for the auto and other liability business as well as in the dwelling business, which together experienced an increase in premiums of $2.2 million, or 7.5%, during this period. This fluctuation is due to the segment’s increased volume of business. The premiums written for the commercial multiperil business decreased by $1.2 million during the 2004 period.

•	The earned premiums, net and fee revenue corresponding to the Health Insurance — Commercial segment decreased by $1.2 million or 0.7% during this period. A decrease in the average enrollment together with increases in premium rates account for the segment’s fluctuation in earned premiums and fee revenue for the period.

Consolidated claims incurred for the three months ended March 31, 2004 reflect an increase of $4.9 million, or 1.8%, when compared to the claims incurred for the three months ended March 31, 2003. The consolidated loss ratio reflects an increase of 0.8 percentage points during this period. The increase in the loss ratio is basically the result of higher utilization together with a lower increase in premium rates during the 2004 period, particularly in the Health Insurance — Healthcare Reform segment. The consolidated expense ratio for the three months ended March 31, 2004 increased by 0.3 percentage points when compared to the consolidated expense ratio for the same period of the prior year.

The consolidated realized gain (loss) on sale of securities is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available for sale securities.

The consolidated unrealized gain on trading securities is mostly related to investments held by the insurance segments in corporate bonds and equity securities. The consolidated unrealized gain experienced during the 2004 period is mostly attributed to gains in the portfolios held by these segments in equity securities that replicate the Standard & Poor’s 500 Index and the Russell 1000 Growth Index. Both Indexes experienced positive returns during the three months ended March 31, 2004.

Health Insurance — Commercial Program Operating Results

	Three months ended
	March 31,		Change
(dollar amounts in thousands)	2004	2003	Three months
Average enrollment:
Corporate accounts	303,905	313,558	(9,653)	-3.1%
Self-funded employers	132,757	127,166	5,591	4.4%
Individual accounts	84,635	83,604	1,031	1.2%
Federal employees	53,216	54,321	(1,105)	-2.0%
Local government employees	42,952	43,559	(607)	-1.4%

Total enrollment	617,465	622,208	(4,743)	-0.8%

Earned premiums	$175,191	176,066	(875)	-0.5%
Amounts attributable to self-funded arrangements	43,256	40,137	3,119	7.8%
Less: Amounts attributable to claims under self-funded arrangements	(40,582)	(37,359)	(3,223)	8.6%

Earned premiums and fee revenue	$177,865	178,844	(979)	-0.5%

Claims incurred	$153,240	154,557	(1,317)	-0.9%
Operating expenses	21,994	21,159	835	3.9%

Total underwriting costs	$175,234	175,716	(482)	-0.3%

Underwriting income	$2,631	3,128	(497)	-15.9%

Loss ratio	86.2%	86.4%	-0.2%
Expense ratio	12.4%	11.8%	0.6%

Combined ratio	98.5%	98.3%	0.2%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Earned premiums and fee revenue for the three months ended March 31, 2004 reflects a decrease of $979 thousand, or 0.5%, when compared to the three months ended March 31, 2003. This decrease is the result of the following:

•	Average enrollment as of March 31, 2004 decreased by 4,743 members, or 0.8%, when compared to the enrollment as of the same date of last year. The decrease in average enrollment is mostly reflected in the Corporate Accounts groups and Federal Employees, which membership decreased by 9,653 members, or 3.1%, and 1,105, or 2.0%, during this period respectively. The average enrollment of Self-funded Employers and the Individual Accounts reflect an increase in membership by 5,591, or 4.4% and 1,031, or 1.2%, during this period, respectively.

•	This segment has been successful in monitoring premium rates, particularly in the rated Corporate Accounts business, enssuring adequate premium rates that cover actual claims trends. Increases in premium rates have mitigated the effect of the decrease in average membership in the earned premiums and fee revenue for the period.

Claims incurred during the three months ended March 31, 2004 decreased by $1.3 million or 0.9% when compared to the same period in 2003. In addition, the segment’s loss ratio for the three months ended March 31, 2004 decreased by 0.2 percentage points when compared to the loss ratio for the three months ended March 31, 2003. The segment has been able to control the increase in the loss ratio by monitoring premium pricing and with claims costs containment measures established throughout the years. As a result of these cost containment initiatives, cost and utilization trends have remained at levels consistent with pricing and margin objectives.

The operating expenses for the three months ended March 31, 2004 reflect an increase of $835 thousand, or 3.9%, when compared to the three months ended March 31, 2003. This increase is due to the normal inflationary effect in operating costs. The increase in operating expenses is mostly noted in the following line items: payroll and payroll related expenses, interest expense and legal services. The expense ratio for the three months ended March 31, 2004 experienced an increase of 0.6 percentage points compared to the three months ended March 31, 2003.

Health Insurance — Healthcare Reform Program Operating Results

	Three months ended
	March 31,		Change
(dollar amounts in thousands)	2004	2003	Three months
Average enrollment:
North area	233,341	237,580	(4,239)	-1.8%
Metro-north area	219,000	226,050	(7,050)	-3.1%
Southwest area	165,847	170,368	(4,521)	-2.7%

	618,188	633,998	(15,810)	-2.5%

Earned premiums	$119,398	115,795	3,603	3.1%

Claims incurred	$109,215	104,167	5,048	4.8%
Operating expenses	8,752	8,318	434	5.2%

Total underwriting costs	$117,967	112,485	5,482	4.9%

Underwriting income	$1,431	3,310	(1,879)	-56.8%

Loss ratio	91.5%	90.0%	1.5%
Expense ratio	7.3%	7.2%	0.1%

Combined ratio	98.8%	97.1%	1.7%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Earned premiums of the Healthcare Reform segment for the three months ended March 31, 2004 increased by $3.6 million, or 3.1%, when compared to the same period of last year. This increase is the result of the net effect of the following:

•	Premium rates were increased by approximately 4.2% during the Healthcare Reform contract renegotiation process for the twelve-month period ending on June 30, 2004.

•	The average monthly enrollment for this segment decreased by 15,810 insureds, or 2.5%, when comparing the average enrollment for the three months ended March 31, 2004 with the average enrollment for the three months ended March 31, 2003. This decrease is attributed to the continuous review and screening performed by the Government of Puerto Rico over the persons eligible to participate in the Healthcare Reform.

Claims incurred during the three months ended March 31, 2004 reflect an increase of $5.0 million, or 4.8%, when compared to the three months ended March 31, 2003. The loss ratio increased by 1.5 percentage points when comparing the 2004 period with the 2003 period. This fluctuation results mostly from higher utilization trends experienced during the three months ended March 31, 2004. Another contributing factor to the increase in the segment’s loss ratio is the fact that the average increase in premium rates was lower for the 2004 period than the 2003 period. As previously mentioned, the average premiums rate increase in the 2004 period was 4.2% while the average premium rate increase in the 2003 period was 5.6%.

Property and Casualty Insurance Operating Results

	Three months ended
	March 31,		Change
(dollar amounts in thousands)	2004	2003	Three months
Premiums written:
Commercial multiperil	$12,880	14,043	(1,163)	-8.3%
Dwelling	5,699	4,753	946	19.9%
Auto physical damage	4,412	3,494	918	26.3%
Commercial auto liability	3,558	3,045	513	16.8%
Other liability	2,009	1,274	735	57.7%
Medical malpractice	988	1,002	(14)	-1.4%
All other	1,706	1,764	(58)	-3.3%

Total premiums written	31,252	29,375	1,877	6.4%

Premiums ceded	(12,753)	(6,435)	(6,318)	98.2%
Change in unearned premiums	2,284	(3,887)	6,171	-158.8%

Net premiums earned	$20,783	19,053	1,730	9.1%

Claims incurred	$10,627	9,810	817	8.3%
Operating expenses	8,709	8,519	190	2.2%

Total underwriting costs	$19,336	18,329	1,007	5.5%

Underwriting income	$1,447	724	723	99.9%

Loss ratio	51.1%	51.5%	-0.4%
Expense ratio	41.9%	44.7%	-2.8%

Combined ratio	93.0%	96.2%	-3.2%

PC to PW ratio	40.8%	21.9%	18.9%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total premiums written for the three months ended March 31, 2004 increased by $1.9 million, or 6.4%, when compared to the three months ended March 31, 2003. This increase is mostly due to the net effect of the following fluctuations:

•	The other liability and commercial auto liability lines of business present an increase in premiums written of $735 thousand, or 57.7%, and $513 thousand, or 16.8%, respectively. During 2004 the segment has increased marketing efforts for these lines of business which has resulted in the acquisition of new business in this period.

•	The increase of $946 thousand, or 19.9%, in the dwelling business is attributed to the segment’s continuous efforts to strengthen business partnerships with financial institutions.

•	Premiums written of the commercial multiperil line of business decreased by $1.2 million, or 8.3% during this period. Soft market conditions and strong competition has not permitted the segment to acquire new business in this line. Commercial lines are still deregulated and the segment’s commitment to underwrite profitable business has precluded an additional increase in volume. In addition, due to market conditions, in this line of business the segment has been focusing on business retention.

Premiums ceded to reinsurers during the three months ended March 31, 2004 increased by $6.3 million when compared to the same period for the prior year. The ratio of premiums ceded to premiums written reflects an increase of 18.9 percentage points, from 21.9% as of March 31, 2003 to 40.8% as of March 31, 2004. The increase in the premiums ceded to premiums written is due to the net effect of the following:

•	Catastrophe reinsurance costs increased by over 14% during this period. This increase is due to recent worldwide catastrophes.

•	The amount of premiums ceded for the three months ended March 31, 2003 was reduced as a result of the cancellation of the property surplus treaty. This cancellation propitiated a reinsurance portfolio transfer resulting in a net incoming business and a reduction in the amount of premiums ceded.

•	In the three months ended March 31, 2003 the segment increased its retention in the personal lines quota share treaty from 70% to 95%. In addition, as a result of the increased retention, the segment received an incoming reinsurance portfolio transfer causing a reduction in the premiums ceded for this period.

The increase in the change in unearned premiums of $6.1 million mainly a direct result of the increase in premiums ceded previously described.

The increase in the claims incurred of $817 thousand, or 8.3%, is basically due to the segment’s increased volume of business and management’s efforts to establish and maintain adequate ultimate reserves. The loss ratio experienced a decrease of 0.4 percentage points during the three months ended March 31, 2004 as compared to the same period of the prior year.

Liquidity and Capital Resources

Cash Flows

The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.

As of March 31, 2004 and December 31, 2003, the Corporation’s cash and cash equivalents amounted to $94.8 million and $48.3 million, respectively. The sources of funds available to meet the requirements of the Corporation’s operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.

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

Cash Flows from Operations

Most of the cash flows from operating activities are generated from the insurance subsidiaries. The basic components of the cash flows from operations are premium collections, claims payments, payment of operating expenses and acquisitions and proceeds from sales and maturities of investments in the trading portfolio.

Net cash flows provided by operating activities amounted to $15.9 million and $10.1 million for the three months ended March 31, 2004 and 2003, respectively, an increase of $5.8 million. This increase in cash flows provided by operating activities is mainly attributed to the net effect of the following:

•	Premiums collected increased by $11.0 million when comparing collections during the three months ended March 31, 2004 with the three months ended March 31, 2003. This increase is mostly related to the increased volume of business of the operating segments.

•	The amount of claims, losses and benefits paid for the three months ended March 31, 2004 reflect an increase of $6.0 million when compared with the three months ended March 31, 2003. The increase in the amount of claims, losses and benefits paid is mostly the result of the segments’ increased volume of business.

•	The net acquisitions of investments in the trading portfolio decreased by $1.9 million for the three months ended March 31, 2004, when compared to the three months ended March 31, 2003.

This excess liquidity is available, among other things, to invest in high quality and diversified fixed income securities and, to a lesser degree, to invest in marketable equity securities.

Cash Flows from Investing Activities

The basic components of the cash flows from investing activities are derived from acquisitions and proceeds from sales and maturities of investments in the available for sale and held to maturity portfolios and capital expenditures. The Corporation monitors the duration of its investment portfolio and executes the purchases and sales of these investments with the objective of having adequate funds available to satisfy its maturing liabilities.

Net cash flows provided by (used in) investing activities amounted to $17.3 million and ($34.0) million for the three months ended March 31, 2004 and 2003, respectively. The increase in the cash flows from investing activities during this period is attributed to a decrease in the amount of investment proceeds that was reinvested. In the three months ended March 31, 2004 the proceeds from investments sold or matured exceeded acquisition of investments by $17.8 million. In the three months ended March 31, 2003 total acquisition of investments exceeded the proceeds from investments sold or matured by $32.7 million.

Cash Flows from Financing Activities

Net cash flows provided by financing activities amounted to $13.4 million and $5.6 million for the three months ended March 31, 2004 and 2003, respectively. The increase of $7.8 million when compared to the same period of the prior year is mainly due to the combined effect of the following:

•	The change in outstanding checks in excess of bank balances reflects an increase of $5.3 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The amount of checks in excess of bank balances represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

•	The net proceeds from individual retirement annuities were $2.3 million higher during the three months ended March 31, 2004 than during the three months ended March 31, 2003. This fluctuation is basically due to an increase in the proceeds received in the fixed deferred annuity product.

Financing and Financing Capacity

The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of March 31, 2004, the Corporation had $297.0 million in available credit on these agreements. Outstanding short-term borrowings as of March 31, 2004 amount to $38.7 million. The amount due under outstanding short-term borrowings is expected to be paid out of the operating and investing cash flows of the Corporation.

In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates based on the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of March 31, 2004, the two credit agreements have an outstanding balance of $32.1 million and $16.0. These credit agreements contain several restrictive covenants, including, but not limited to, restrictions to incur additional indebtedness and the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of March 31, 2004, management believes the Corporation is in compliance with these covenants. Further details regarding these credit agreements are incorporated by reference to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s December 31, 2003 of the Corporation’s Annual Report on Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Corporation is exposed to certain market risks that are inherent in the Corporation’s financial instruments, which arise from transactions entered into in the normal course of business. The Corporation has exposure to market risk mostly in its investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices. No material changes have occurred in the Corporation’s exposure to financial market risks since December 31, 2003. A discussion of the Corporation’s market risk as of December 31, 2003 is incorporated by reference to Item 7a of the Corporation’s Annual Report on Form 10-K.

Item 4. Controls and Procedures

The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2004. There were no significant changes in the Corporation’s disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.

Part II – Other Information

Item 1. Legal Proceedings

(a)	As of March 31, 2004, the Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock. The plaintiffs further alleged that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation and that they were illegally excluded, all in violation of the Puerto Rico Insurance Code.

On December 1996, the Commissioner of Insurance issued an order to annul the sale of the 1,582 shares that TSI had repurchased from the estate of deceased stockholders. Consequently, the sale of 1,582 shares was cancelled and the purchase price was returned to each former stockholder. In the year 2000, the Commissioner of Insurance further ordered that all corporate decisions undertaken by TSI through the vote of its stockholders on record, be ratified in a stockholders’ meeting or in a subsequent referendum.

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

On June 26, 2003, the stockholders presented a writ of certiorari before Puerto Rico’s Supreme Court. The writ was issued by the Supreme Court on August 22, 2003 when it ordered the Circuit Court of Appeals to forward the record of the case. On December 1, 2003, the plaintiffs filed a motion submitting their case on the basis of their original petition. TSI and TSM filed its brief on December 30, 2003, while the Commissioner of Insurance, in turn, filed a separate brief on December 31, 2003. The case is still pending before the Supreme Court.

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, some present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. While this case is still in the very early preliminary stages and has not been certified as a class action, a Motion to Dismiss has been filed by the defendants. On March 15, 2004, plaintiffs filed a response to this motion. On April 30, 2004, defendants filed a Reply in Support of Motion to Dismiss.

(d)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all other similarly situated and the Connecticut State

Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and multiple other insurance companies including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.

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

The class action complaint alleges that TSI’s health care plans are the agents of BCBSA licensed entities, and as such have committed the acts alleged above and acted within the scope of their agency, with the consent, permission, authorization and knowledge of the others, and in furtherance of both their interest and the interests of other defendants.

Management believes that TSI was made a party to this litigation for the sole reason that TSI is associated with the BCBSA and that none of the allegations made by the plaintiffs are applicable to TSI. Therefore, TSI, pursuant to the advice of legal counsel, will move for the dismissal of the complaint against TSI.

(e)	In the case of Jeffrey Solomon, et. al. v. Blue Cross Blue Shield Association (BCBSA) et. al., TSI, along with the BCBSA and fifty-nine other member plans, was sued in the Federal District Court for the Southern District of Florida by four physicians and four medical associations. In essence, the plaintiffs by themselves and on behalf of those similarly situated, claim that all the defendants, in general and as part of an undefined common scheme, systematically deny, delay and diminish the payment due to the doctors who provide medically necessary services to the plans’ insured. The plaintiffs invoked the Federal RICO Statute. The defendants have denied liability and filed the corresponding motions to dismiss the complaint.

Item 2. Changes in Securities and Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Nothing to report.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 11 Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2004 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

Exhibit 12 Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months ended March 31, 2003 has been omitted as the detail necessary to determine the computation of the loss ratio, expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

The Corporation did not file with the Securities and Exchange Commission any Current Reports on Form 8-K during the first quarter of the year 2004.

SIGNATURES

Pursuant to the requirements of the United States Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triple-S Management Corporation
Registrant

Date:	May 12, 2004	By:	/s/ Ramón M. Ruiz-Comas

Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date:	May 12, 2004	By:	/s/ Juan J. Román

Juan J. Román, CPA
Vice President of Finance
and Chief Financial Officer