Form 10-Q
period 2004-06-30
TRIPLE-S MANAGEMENT CORP
filed 2004-08-13
CIK 1171662

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2004

Common Stock, $40.00 par value	8,906

TRIPLE-S MANAGEMENT CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2004

Part I – Financial Information

Item 1. Financial Statements

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
Investments and cash:
Securities held for trading, at fair value:
Fixed maturities	$68,818	68,681
Equity securities	80,385	66,824
Securities available for sale, at fair value:
Fixed maturities	389,606	407,530
Equity securities	54,581	56,040
Securities held to maturity, at amortized cost:
Fixed maturities	4,784	4,941
Cash and cash equivalents	56,788	48,280

Total investments and cash	654,962	652,296

Premiums and other receivables, net	104,822	93,491
Deferred policy acquisition costs	17,461	16,671
Property and equipment, net	33,127	34,212
Other assets	43,814	37,953

Total assets	$854,186	834,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Claim liabilities:
Claims processed and incomplete	$134,699	121,015
Unreported losses	130,972	112,449
Unpaid loss-adjustment expenses	14,717	14,456

Total claim liabilities	280,388	247,920

Unearned premiums	78,792	78,704
Individual retirement annuities	32,841	26,661
Liability to Federal Employees Health Benefits Program	4,315	7,471
Accounts payable and accrued liabilities	100,231	88,342
Income tax payable	—	32,222
Net deferred tax liability	1,448	1,892
Additional minimum pension liability	10,081	10,081
Short-term borrowings	38,700	38,700
Loans payable to bank	46,687	48,375

Total liabilities	593,483	580,368

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 8,906 at June 30, 2004 and 9,030 at December 31, 2003	356	361
Additional paid-in capital	150,407	150,407
Retained earnings	101,363	88,728
Accumulated other comprehensive income	8,577	14,759

Total stockholders’ equity	260,703	254,255

Total liabilities and stockholders’ equity	$854,186	834,623

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings (Unaudited)
For the three months and six months ended June 30, 2004 and 2003
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
REVENUES:
Premiums earned, net	$322,896	313,789	641,542	629,345
Amounts attributable to self-funded arrangements	46,045	40,181	89,083	80,184
Less amounts attributable to claims under self-funded arrangements	(42,485)	(37,191)	(83,067)	(74,550)

	326,456	316,779	647,558	634,979
Net investment income	6,393	6,286	12,975	12,384
Net realized investment gains	1,365	6,644	2,748	3,621
Net unrealized investment gain (loss) on trading securities	(3,252)	7,276	(1,433)	9,368
Other income, net	1,120	1,524	1,686	2,374

Total revenue	332,082	338,509	663,534	662,726

BENEFITS AND EXPENSES:
Claims incurred	286,246	259,172	561,994	530,003
Operating expenses, net of reimbursement for services	42,635	39,917	82,473	78,407
Interest expense	931	765	1,832	1,468

Total benefits and expenses	329,812	299,854	646,299	609,878

Income before taxes	2,270	38,655	17,235	52,848

INCOME TAX EXPENSE (BENEFIT):
Current	1,248	63,909	4,546	64,286
Deferred	(457)	(1,968)	54	(1,629)

Total income taxes	791	61,941	4,600	62,657

Net income (loss)	$1,479	(23,286)	12,635	(9,809)

Basic net income (loss) per share	$166	(2,514)	1,411	(1,055)

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the six months
ended June 30, 2004 and 2003
(Dollar amounts in thousands, except per share data)

	2004	2003
BALANCE AT JANUARY 1	$254,255	231,664
Stock redemption	(5)	(4)
Comprehensive income:
Net income (loss)	12,635	(9,809)
Net unrealized change in investment securities	(6,555)	(4,581)
Net change in minimum pension liability	—	2,715
Net change in fair value of cash flow hedges	373	(537)

Total comprehensive income	6,453	(12,212)

BALANCE AT JUNE 30	$260,703	219,448

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2004 and 2003
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums collected	$631,773	614,467
Cash paid to suppliers and employees	(84,127)	(82,367)
Claims, losses and benefits paid	(529,526)	(526,488)
Interest received	13,487	12,561
Income taxes paid	(40,638)	(1,308)
Proceeds from trading securities sold or matured:
Fixed maturities sold	31,611	31,148
Equity securities	15,526	10,512
Acquisitions of investments in trading portfolio:
Fixed maturities	(33,686)	(49,452)
Equity securities	(27,048)	(11,217)
Interest paid	(1,362)	(785)
Expense reimbursement from Medicare	7,547	6,270
Contingency reserve funds from FEHBP	—	13,023

Net cash (used in) provided by operating activities	(16,443)	16,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	21,464	42,555
Fixed maturities matured	46,441	124,619
Equity securities	1,476	9,675
Securities held to maturity:
Fixed maturities matured	2,762	150
Acquisitions of investments:
Securities available for sale:
Fixed maturities	(55,415)	(193,820)
Equity securities	(1,024)	(4,010)
Securities held to maturity:
Fixed maturities	(2,612)	—
Capital expenditures	(1,676)	(2,525)
Proceeds from sale of property and equipment	6	45

Net cash provided by (used in) investing activities	11,422	(23,311)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in outstanding checks in excess of bank balances	9,512	666
Payments of long term debt	(1,688)	(683)
Redemption of common stock	(5)	(4)
Proceeds from individual retirement annuities	7,975	5,716
Surrenders of individual retirement annuities	(2,265)	(1,088)

Net cash provided by financing activities	13,529	4,607

Net increase (decrease) in cash and cash equivalents	8,508	(2,340)
Cash and cash equivalents at beginning of the period	48,280	82,776

Cash and cash equivalents at end of the period	$56,788	80,436

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2004

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and six months ended June 30, 2004 are not necessarily indicative of the results for the full year.

(2) Segment Information

Separate disclosure of information about operating segments is required for any operating segment that meets any of the quantitative thresholds determined by FASB Statement No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). In determining whether information about segments is required for a particular year, the evaluation should be based on comparability between years. Thus, information would be required in the current period - even if immaterial pursuant to the provisions of SFAS No. 131 - if a segment has been significant in the immediate preceding period and is expected to be significant in the future. Based on the requirements of SFAS No. 131, the only reportable segments for TSM are: the Health Insurance - Commercial, the Health Insurance - Healthcare Reform and the Property and Casualty Insurance segments. The Life and Disability Insurance Segment is not presented as a reportable segment in the 2004 periods since it did not meet any of the quantitative thresholds in the years 2003 and 2002 and is not expected to meet them in the year 2004. The segment information for the 2003 periods was restated to present the results of operations and financial position of the Life and Disability operating segment within the other non-reportable operating segments of the Corporation.

The following tables summarize the operations by major operating segment for the three months and six months ended June 30, 2004 and 2003:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total
THREE MONTHS ENDED JUNE 30, 2004
Premiums earned, net	$179,017	119,601	20,209	4,069	322,896
Amounts attributable to self-funded arrangements	46,045	—	—	—	46,045
Less: Amounts attributable to claims under self-funded arrangements	(42,485)	—	—	—	(42,485)
Intersegment premiums earned/service revenues	1,077	—	—	12,316	13,393

	183,654	119,601	20,209	16,385	339,849
Net investment income	3,025	768	1,834	680	6,307
Realized gain (loss) on sale of securities	1,494	(83)	(14)	(32)	1,365
Unrealized loss on trading securities	(3,158)	—	(24)	(70)	(3,252)
Other	142	(7)	710	95	940

Total revenues	$185,157	120,279	22,715	17,058	345,209

Net income (loss)	$(130)	727	1,445	(502)	1,540

Claims incurred	$162,616	109,605	10,501	3,524	286,246

Operating expenses	$22,619	9,050	10,719	13,559	55,947

Depreciation expense, included in operating expenses	$934	—	121	28	1,083

Interest expense	$286	80	—	248	614

Income tax expense (benefit)	$(234)	817	50	229	862

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total
THREE MONTHS ENDED JUNE 30, 2003
Premiums earned, net	$168,478	122,852	18,254	4,205	313,789
Amounts attributable to self-funded arrangements	40,181	—	—	—	40,181
Less: Amounts attributable to claims under self-funded arrangements	(37,191)	—	—	—	(37,191)
Intersegment premiums earned/service revenues	551	—	—	11,027	11,578

	172,019	122,852	18,254	15,232	328,357
Net investment income	2,654	1,279	1,700	557	6,190
Realized gain on sale of securities	4,737	189	620	448	5,994
Unrealized gain (loss) on trading securities	5,028	1,385	956	(93)	7,276
Other	77	(8)	1,391	(98)	1,362

Total revenues	$184,515	125,697	22,921	16,046	349,179

Net income	$19,435	3,505	2,899	1,918	27,757

Claims incurred	$138,164	108,786	10,645	1,577	259,172

Operating expenses	$21,861	8,428	8,966	12,301	51,556

Depreciation expense, included in operating expenses	$1,054	—	66	31	1,151

Interest expense	$168	104	—	158	430

Income tax expense	$4,887	4,874	411	92	10,264

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total
SIX MONTHS ENDED JUNE 30, 2004
Premiums earned, net	$353,522	238,999	40,992	8,029	641,542
Amounts attributable to self-funded arrangements	89,083	—	—	—	89,083
Less: Amounts attributable to claims under self-funded arrangements	(83,067)	—	—	—	(83,067)
Intersegment premiums earned/service revenues	1,981	—	—	23,853	25,834

	361,519	238,999	40,992	31,882	673,392
Net investment income	6,170	1,608	3,688	1,338	12,804
Realized gain (loss) on sale of securities	2,643	128	21	(44)	2,748
Unrealized gain (loss) on trading securities	(1,756)	—	258	65	(1,433)
Other	194	(17)	1,272	128	1,577

Total revenues	$368,770	240,718	46,231	33,369	689,088

Net income (loss)	$5,917	2,371	4,773	(263)	12,798

Claims incurred	$315,856	218,820	21,128	6,190	561,994

Operating expenses	$44,613	17,802	19,428	26,621	108,464

Depreciation expense, included in operating expenses	$1,903	—	242	56	2,201

Interest expense	$575	149	—	470	1,194

Income tax expense	$1,809	1,576	902	351	4,638

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total
SIX MONTHS ENDED JUNE 30, 2003
Premiums earned, net	$343,983	238,647	37,307	9,408	629,345
Amounts attributable to self-funded arrangements	80,184	—	—	—	80,184
Less: Amounts attributable to claims under self-funded arrangements	(74,550)	—	—	—	(74,550)
Intersegment premiums earned/service revenues	1,246	—	—	22,143	23,389

	350,863	238,647	37,307	31,551	658,368
Net investment income	5,273	2,553	3,344	1,080	12,250
Realized gain (loss) on sale of securities	2,434	(109)	195	451	2,971
Unrealized gain (loss) on trading securities	6,578	1,622	1,261	(93)	9,368
Other	109	(15)	2,097	(55)	2,136

Total revenues	$365,257	242,698	44,204	32,934	685,093

Net income	$24,289	7,920	5,466	3,819	41,494

Claims incurred	$292,721	212,953	20,455	3,874	530,003

Operating expenses	$43,020	16,746	17,485	24,517	101,768

Depreciation expense, included in operating expenses	$2,034	—	202	60	2,296

Interest expense	$340	205	—	314	859

Income tax expense	$4,887	4,874	798	410	10,969

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total
AS OF JUNE 30, 2004
Segment assets	$416,724	77,703	252,337	82,435	829,199

Significant noncash item - net change in unrealized gain on securities available for sale	$(3,708)	(908)	(1,283)	(569)	(6,468)

AS OF DECEMBER 31, 2003
Segment assets	$407,031	86,535	239,478	74,530	807,574

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(5,226)	—	(527)	220	(5,533)
Net change in minimum pension liability	2,385	—	(23)	(55)	2,307

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS
WITH FINANCIAL STATEMENTS

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
TOTAL REVENUES
Total revenues for reportable segments	$328,151	333,133	655,719	652,159
Total revenues for other segments	17,058	16,046	33,369	32,934

	345,209	349,179	689,088	685,093
Elimination of intersegment earned premiums	(1,077)	(551)	(1,981)	(1,246)
Elimination of intersegment service revenues	(12,316)	(11,027)	(23,853)	(22,143)
Unallocated amount - revenues from external sources	266	908	280	1,022

	(13,127)	(10,670)	(25,554)	(22,367)

Consolidated total revenues	$332,082	338,509	663,534	662,726

NET INCOME
Net income for reportable segments	$2,042	25,839	13,061	37,675
Net income (loss) for other segments	(502)	1,918	(263)	3,819

	1,540	27,757	12,798	41,494

Elimination of TSM charges:
Rent expense	1,310	1,487	2,883	3,051
Interest expense	158	168	317	340

	1,468	1,655	3,200	3,391

Unallocated amounts related to TSM:
General and administrative expenses	(1,391)	(1,426)	(2,726)	(3,079)
Income tax expense	71	(51,677)	38	(51,688)
Interest expense	(475)	(503)	(955)	(949)
Other revenues from external sources	266	908	280	1,022

	(1,529)	(52,698)	(3,363)	(54,694)

Consolidated net income (loss)	$1,479	(23,286)	12,635	(9,809)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months ended June 30, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals
Claims incurred	$286,246	—	286,246
Operating expenses	55,947	(13,312)	42,635
Depreciation expense	1,083	281	1,364
Interest expense	614	317	931
Income tax benefit	862	(71)	791

	Three months ended June 30, 2003
	Segment		Consolidated
	Totals	Adjustments *	Totals
Claims incurred	$259,172	—	259,172
Operating expenses	51,556	(11,639)	39,917
Depreciation expense	1,151	278	1,429
Interest expense	430	335	765
Income tax expense	10,264	51,677	61,941

	Six months ended June 30, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals
Claims incurred	$561,994	—	561,994
Operating expenses	108,464	(25,991)	82,473
Depreciation expense	2,201	560	2,761
Interest expense	1,194	638	1,832
Income tax expense	4,638	(38)	4,600

	Six months ended June 30, 2003
	Segment		Consolidated
	Totals	Adjustments *	Totals
Claims incurred	$530,003	—	530,003
Operating expenses	101,768	(23,361)	78,407
Depreciation expense	2,296	556	2,852
Interest expense	859	609	1,468
Income tax expense	10,969	51,688	62,657

* Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	June 30,	December 31,
	2004	2003
ASSETS
Total assets for reportable segments	$746,764	733,044
Total assets for other segments	82,435	74,530

	829,199	807,574

Elimination entries - intersegment receivables and others	(13,180)	(9,565)

Unallocated amounts related to TSM:
Parent cash, cash equivalents and investments	10,426	9,665
Parent net property and equipment	26,113	26,656
Parent other assets	1,628	293

	38,167	36,614

Consolidated assets	$854,186	834,623

OTHER SIGNIFICANT ITEMS

	As of June 30, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals
Significant noncash item — net change in unrealized gain on securities available for sale	$(6,468)	(87)	(6,555)

	As of December 31, 2003
	Segment		Consolidated
	Totals	Adjustments *	Totals
Significant noncash items:
Net change in unrealized gain on securities available for sale	$(5,533)	(489)	(6,022)
Net change in minimum pension liability	2,307	(15)	2,292

* Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands)
(Unaudited)

(3) Investment in Securities

The Corporation’s investment in securities at June 30, 2004 and December 31, 2003, consist of the following:

	(Unaudited)
	June 30,	December 31,
	2004	2003
Trading securities, at fair value	$149,203	135,505
Available for sale, at fair value	444,187	463,570
Held to maturity, at amortized cost	4,784	4,941

Total investments	$598,174	604,016

The amortized cost for debt securities and equity securities, gross unrealized gain, gross unrealized losses, and estimated fair value for trading, available for sale and held to maturity securities by major security type and class of security at June 30, 2004 and December 31, 2003, were as follows:

	June 30, 2004 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value
Trading securities:
Fixed maturities	$68,588	1,071	(841)	68,818
Equity securities	71,563	10,515	(1,693)	80,385

	$140,151	11,586	(2,534)	149,203

	June 30, 2004 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value
Securities available for sale:
Fixed maturities	$392,921	1,872	(5,187)	389,606
Equity securities	34,409	20,369	(197)	54,581

	$427,330	22,241	(5,384)	444,187

	June 30, 2004 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value
Securities held to maturity:
Fixed maturities	$4,784	175	(46)	4,913

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
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

Investment in securities at June 30, 2004 are mostly comprised of U.S. Treasury securities and obligations of U.S. government instrumentalities (52.1%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (6.8%), obligations of the government of Puerto Rico and its instrumentalities (9.8%) and obligations of states and political subdivisions (0.4%). The remaining 30.9% of the investment portfolio is comprised of corporate debt, equity securities and mutual funds.

The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available for sale or held to maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. No impairments were identified nor recognized by the Corporation during the six-month period ended June 30, 2004.

The unrealized losses on investments were mainly caused by interest rate increases. Because the Corporation has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4) Premiums and Other Receivables

Premiums and other receivables as of June 30, 2004 and December 31, 2003 were as follows:

	(Unaudited)
	June 30,	December 31,
	2004	2003
Premiums	$41,266	37,936
Self-funded group receivables	22,345	15,790
FEHBP	9,058	7,832
Accrued interest	4,958	5,098
Reinsurance recoverable on paid losses	23,673	22,067
Other	13,446	13,783

	114,746	102,506

Less allowance for doubtful receivables:
Premiums	5,369	4,300
Other	4,555	4,715

	9,924	9,015

Total premiums and other receivables	$104,822	93,491

(5) Claim Liabilities

The activity in the total claim liabilities for the three months ended June 30, 2004 and 2003 is as follows:

	(Unaudited)
	Three months ended June 30,
	2004	2003
Claim liabilities at beginning of period	$260,922	258,651
Reinsurance recoverable on claim liabilities	(21,463)	(14,717)

Net claim liabilities at beginning of period	239,459	243,934

Incurred claims and loss-adjustment expenses:
Current period insured events	278,354	264,153
Prior period insured events	7,892	(4,981)

Total	286,246	259,172

Payments of losses and loss-adjustment expenses:
Current period insured events	214,788	238,178
Prior period insured events	52,134	33,727

Total	266,922	271,905

Net claim liabilities at end of period	258,783	231,201
Reinsurance recoverable on claim liabilities	21,605	16,896

Claim liabilities at end of period	$280,388	248,097

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

The activity in the total claim liabilities for the six months ended June 30, 2004 and 2003 is as follows:

	(Unaudited)
	Six months ended June 30,
	2004	2003
Claim liabilities at beginning of period	$247,920	244,582
Reinsurance recoverable on claim liabilities	(19,357)	(13,589)

Net claim liabilities at beginning of period	228,563	230,993

Incurred claims and loss-adjustment expenses:
Current period insured events	559,107	546,333
Prior period insured events	2,887	(16,330)

Total	561,994	530,003

Payments of losses and loss-adjustment expenses:
Current period insured events	354,857	371,999
Prior period insured events	176,917	157,796

Total	531,774	529,795

Net claim liabilities at end of period	258,783	231,201
Reinsurance recoverable on claim liabilities	21,605	16,896

Claim liabilities at end of period	$280,388	248,097

As a result of changes in estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred. The amounts in the incurred claims and loss-adjustment expenses for prior period insured events for the three months and six months ended June 30, 2004 are due to an unfavorable development of the claim liabilities attributed to higher than expected cost per service and utilization trends. The credits in the incurred claims and loss-adjustment expenses for prior periods insured events for the three months and six months ended June 30, 2003 are due to a favorable development of the claim liabilities attributed to better than expected utilization trends.

(6) Comprehensive Income

The accumulated balances for each classification of comprehensive income are as follows:

	(Unaudited)
				Accumulated
	Unrealized	Minimum		other
	gains on	pension	Cash flow	comprehensive
	securities	liability	hedges	income
BALANCE AT JANUARY 1	$20,948	(5,822)	(367)	14,759
Net current period change	(6,555)	—	373	(6,182)

BALANCE AT JUNE 30	$14,393	(5,822)	6	8,577

(7) Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. Triple-S, Inc. (TSI), a wholly owned subsidiary of TSM, was exempt through January 1, 2003 from Puerto Rico income taxes under a ruling issued by the Puerto Rico Treasury Department (PRTD).

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of earnings in the period that includes the enactment date. Quarterly income taxes are estimated based on the income forecasted for the full fiscal year.

Under a resolution passed by the Puerto Rico House of Representatives (House of Representatives), during 2002 and 2003 the Banking and Insurance Committee of the House of Representatives conducted an investigation of TSI’s tax treatment under the PRTD ruling that granted TSI’s tax exempt status. A similar investigation was approved by the Puerto Rico Senate. In addition, the PRTD conducted an audit of TSI’s compliance with the requirements of the tax ruling. All three investigations on the tax exemption were concluded in 2003. The PRTD concluded its investigations with no findings of non-compliance. The House of Representatives and the Puerto Rico Senate concluded their investigations by recommending and providing for the termination of the tax exemption solely on account of TSI’s for-profit status and the fact that no other for-profit health insurer in Puerto Rico enjoys a tax exemption under section 1101(6) of the Puerto Rico Internal Revenue Code of 1994, as amended (the P.R. Code). The Corporation was notified on June 18, 2003 by the PRTD that the ruling recognizing TSI’s tax exemption was terminated effective December 31, 2002. The termination of the ruling was in accordance with a new public policy set by the PRTD pursuant to which tax exemptions under Section 1101(6) of the P.R. Code will not apply to corporations organized as for-profit, which is TSI’s case.

On July 31, 2003, TSM and TSI executed a closing agreement with the PRTD. In general, the terms of the closing agreement established the termination of TSI’s tax exemption effective December 31, 2002. Accordingly, effective January 1, 2003 TSI is subject to Puerto Rico income taxes as an other-than-life insurance entity, as defined in the P.R. Code. As a result, TSI recorded during the second quarter of the year 2003, $11,480 and ($1,719) of current and deferred income tax expense (benefit), respectively, corresponding to the six month period ended June 30, 2003. TSI did not record any income tax expense during the first quarter of the year 2003 since the termination of the income tax ruling was not notified until the second quarter of that year.

The closing agreement also stipulates that TSM will pay taxes on TSI’s accumulated statutory net income, in accordance with the income recognition methodology applied by the Secretary of the Treasury in the closing agreement and the ruling mentioned above. This tax ruling established the following methodology for TSM to determine its tax liability:

•	TSI’s accumulated statutory net income while operating under the tax exemption, amounting to $132,763, was deemed distributed to TSM.

•	For tax purposes, TSM recognized the exempt accumulated statutory net income as gross income. On this amount, TSM recognized an income tax liability amounting to $51,774, which was determined by applying a tax rate of 39% to the exempt accumulated statutory net income deemed distributed to TSM. During the second quarter of the year 2003, TSM recorded this income tax liability within the current income tax expense presented in the consolidated statements of earnings. Of this tax $37,000 was paid on July 31, 2003, the date of the closing agreement, and $14,774 was paid on April 15, 2004.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

(8) Pension Plan

The components of net periodic benefit cost for the three months ended June 30, 2004 and 2003 were as follows:

	(Unaudited)
	Three months ended June 30,
	2004	2003
Components of net periodic benefit cost:
Service cost	$1,035	908
Interest cost	929	944
Expected return on assets	(626)	(623)
Amortization of prior service cost	12	12
Amortization of actuarial loss	401	392
Settlement loss	—	1,101

Net periodic benefit cost	$1,751	2,734

The components of net periodic benefit cost for the six months ended June 30, 2004 and 2003 were as follows:

	(Unaudited)
	Six months ended June 30,
	2004	2003
Components of net periodic benefit cost:
Service cost	$2,070	1,816
Interest cost	1,858	1,888
Expected return on assets	(1,252)	(1,246)
Amortization of prior service cost	24	24
Amortization of actuarial loss	802	784
Settlement loss	—	2,202

Net periodic benefit cost	$3,502	5,468

Employer contributions

The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2003 that it expected to contribute $5,500 to its pension program in 2004. As of June 30, 2004, no contributions have been made. The Corporation currently anticipates contributing $5,500 to fund its pension program in 2004.

(9) Net Income Available to Stockholders and Net Income per Share

The Corporation presents only basic earnings per share, which amount consists of the net income that could be available to common stockholders divided by the weighted-average number of common shares outstanding for the period.

The Corporation has not declared or distributed dividends on its common stock.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following table sets forth the computation of basic net income per share for the three months and six months ended June 30, 2004 and 2003:

	(Unaudited)
	Three months ended June 30,
	2004	2003
Numerator for basic earnings per share:
Net income (loss) available to stockholders	$1,479	(23,286)

Denominator for basic earnings per share:
Weighted average of outstanding common shares	8,905	9,264

Basic net income (loss) per share	$166	(2,514)

	(Unaudited)
	Six months ended June 30,
	2004	2003
Numerator for basic earnings per share:
Net income (loss) available to stockholders	$12,635	(9,809)

Denominator for basic earnings per share:
Weighted average of outstanding common shares	8,954	9,300

Basic net income (loss) per share	$1,411	(1,055)

(10) Contingencies

(a)	As of June 30, 2004, the Corporation is defendant in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of its legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position and results of operations of the Corporation.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock. The plaintiffs further alleged that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation and that they (the plaintiffs) were illegally excluded from participation in the sale of shares, all in violation of the Puerto Rico Insurance Code and that, consequently, the sale of shares should be annulled.

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

On October 2002, the Court of Appeals issued an order requiring the Commissioner of Insurance to order a meeting of stockholders to ratify TSI’s corporate reorganization and the change of name of TSI from “Seguros de Servicio de Salud de Puerto Rico, Inc.” to “Triple-S, Inc.”. TSI and TSM’s filed motions of reconsideration. The Puerto Rico’s Circuit Court of Appeals granted said motions on May 18, 2003. The Circuit Court held that the Commissioner of Insurance had the authority to waive the requirement that a referendum be held to ratify TSI’s reorganization and that therefore the reorganization of TSI was approved by the stockholders, inasmuch as the votes pertaining to the 1,582 shares annulled were not decisive.

On June 26, 2003, the two stockholders presented a writ of certiorari before Puerto Rico’s Supreme Court. The writ was issued by the Supreme Court on August 22, 2003 when it ordered the Circuit Court of Appeals to forward the record of the case. On December 1, 2003, the plaintiffs filed a motion submitting their case on the basis of their original petition. TSI and TSM filed its brief on December 30, 2003, while the Commissioner of Insurance, in turn, filed a separate brief on December 31, 2003. On June 24, 2004 the Supreme Court ordered the plaintiffs to file a brief in support of their allegations. The case is still pending before the Supreme Court.

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, some present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s Board of Directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. While this case is still in the very early preliminary stages and has not been certified as a class action, a Motion to Dismiss has been filed by the defendants. On March 15, 2004, plaintiffs filed a response to this motion. On April 30, 2004, defendants filed a Reply in Support of Motion to Dismiss.

(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior section, alleging, among other things, violations by the defendants of provisions of the Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the U.S. District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counter-claim and filed several motions to dismiss this claim. The case has recently been reassigned to a new judge.

(e)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all other similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and multiple other insurance companies, including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.

The individual Plaintiffs bring this action on behalf of themselves and a class of similarly situated physicians seeking redress for alleged illegal acts of the defendants which are alleged to have resulted in a loss of plaintiff’s property and a detriment to their business, and for declaratory and

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

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

On June 18, 2004, the Plaintiffs moved to amend the complaint to include the Colegio de Médicos Cirujanos de Puerto Rico (a compulsory association grouping all physicians in Puerto Rico), Marissel Velázquez, MD, and Andrés Meléndez, MD, as plaintiffs against TSI.

TSI, pursuant to the advice of legal counsel, will move for the dismissal of the complaint against TSI.

(f)	On December 8, 2003 a putative class action was filed by Jeffrey Solomon, MD, and Orlando Armstrong, MD, on behalf of themselves and all other similarly situated and the American Podiatric Medical Association, Florida Chiropractic Association, California Podiatric Medical Association, Florida Podiatric Medical Association, Texas Podiatric Medical Association, and Independent Chiropractic Physicians, against the Blue Cross Blue Shield Association (BCBSA) and multiple other insurance companies, including TSI, all members of the BCBSA. The case is still pending before the United States District Court for the Southern District of Florida, Miami District.

The individual Plaintiffs bring this action on behalf of themselves and a class of similarly situated physicians seeking redress for alleged illegal acts of the defendants which are alleged to have resulted in a loss of Plaintiff’s property and a detriment to their business, and for declaratory and injunctive relief to end those practices and prevent further losses. Plaintiffs alleged that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payment due to the doctors so that they are not paid in a timely manner for the covered, medically necessary services they render.

The class action complaint alleges that TSI’s health care plans are the agents of BCBSA licensed entities, and as such have committed the acts alleged above and acted within the scope of their agency, with the consent, permission, authorization and knowledge of the others, and in furtherance of both their interest and the interests of other defendants.

On June 25, 2004, the Plaintiff amended the complaint but the allegations against TSI did not vary.

Management believes that TSI was made a party to this litigation for the sole reason that TSI is associated with the BCBSA. Therefore, TSI, pursuant to the advice of legal counsel, will move for the dismissal of the complaint against TSI.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

(11) Reconciliation of Net Income (Loss) to Net Cash (Used in) Provided by Operating Activities

A reconciliation of net income to net cash provided by operating activities is as follows:

	(Unaudited)
	Six months ended
	June 30,
	2004	2003
Net income (loss)	$12,635	(9,809)

Adjustments to reconcile net income to net cash (used in) provided by operating expenses:
Depreciation and amortization	2,761	2,852
Amortization of investments discounts	586	692
Accretion in value of securities	(214)	(741)
Increase in provision for doubtful receivables	909	682
Increase (decrease) in net deferred taxes	53	(1,604)
Gain on sale of securities	(2,748)	(3,621)
Unrealized gain (loss) of trading securities	1,433	(9,368)
Proceeds from trading securities sold:
Fixed maturities	31,611	31,148
Equity securities	15,526	10,512
Acquisition of securities in trading portfolio:
Fixed maturities	(33,686)	(49,452)
Equity securities	(27,048)	(11,217)
Loss on sale of property and equipment	(6)	(45)
(Increase) decrease in assets:
Premiums receivable	(11,111)	(18,342)
Accrued interest receivable	140	226
Reinsurance receivable	(1,606)	(2,477)
Other receivables	337	(2,816)
Deferred policy acquisition costs	(790)	(1,615)
Prepaid income tax	(3,869)	—
Other assets	(1,982)	(1,352)
Increase (decrease) in liabilities:
Claims processed and incomplete	13,684	(5,552)
Unreported losses	18,523	8,131
Unpaid loss-adjustment expenses	261	936
Unearned premiums	88	3,567
Individual retirement annuities	470	683
Liability to FEHBP	(3,156)	9,763
Accounts payable and accrued liabilities	2,978	2,230
Income tax payable	(32,222)	62,953

Net cash (used in) provided by operating activities	$(16,443)	16,364

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) for the three months and six months ended June 30, 2004. Therefore, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2003.

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

Recent Developments

Healthcare Reform Segment

The premium rates of the Government Healthcare Reform contracts were renegotiated effective July 1, 2004 for a twelve-month period ending on June 30, 2005. As a result of this renegotiation, the premium rates of the Health Insurance – Healthcare Reform segment were increased by approximately 4.4%.

Adoption of Accounting Standard

The Financial Accounting Standards Board (the FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. This statement also includes required disclosures for financial instruments within its scope. For the Corporation, this statement was effective for instruments entered in or modified after May 31, 2003 and otherwise was effective January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the statement will be effective for the Corporation on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Corporation currently does not have any financial instruments within the scope of this statement.

General Information

Substantially all of the revenues of the Corporation are generated from premiums earned and investment income. Claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders. A portion of the claims incurred for each period consists of a management and actuarial estimate of claims incurred but not reported to the segment during the period. Each segment’s results of operations depend largely on their ability to accurately predict and effectively manage these claims. Operating expenses comprise general, selling, commission, depreciation and payroll and payroll related expenses.

The Corporation (on a consolidated basis and for each reportable segment), along with most insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is computed as claims incurred divided by the premiums earned, net and fee revenue. The expense ratio is computed as operating expenses divided by the premiums earned, net and fee revenue. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe, for every $100 of premiums earned, net and fee revenue, the costs of claims and operating expenses. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss.

Consolidated Operating Results

The analysis in this section provides an overall view of the consolidated statements of operations and key financial information. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2004	2003	2004	2003
Consolidated earned premiums, net and fee revenue	$326,456	316,779	647,558	634,979

Consolidated claims incurred	$286,246	259,172	561,994	530,003
Consolidated operating expenses	42,635	39,917	82,473	78,407

Consolidated operating costs	$328,881	299,089	644,467	608,410

Consolidated loss ratio	87.7%	81.8%	86.8%	83.5%
Consolidated expense ratio	13.1%	12.6%	12.7%	12.3%

Consolidated combined ratio	100.7%	94.4%	99.5%	95.8%

Net investment income	$6,393	6,286	12,975	12,384
Realized gain on sale of securities	1,365	6,644	2,748	3,621
Unrealized gain (loss) on trading securities	(3,252)	7,276	(1,433)	9,368

Total consolidated net investment income	$4,506	20,206	14,290	25,373

Consolidated income tax expense (benefit)	$791	61,941	4,600	62,657

Consolidated net income (loss)	$1,479	(23,286)	12,635	(9,809)

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Consolidated earned premiums, net and fee revenue for the three months ended June 30, 2004 increased by $9.7 million or 3.1% when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to the following:

•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial segment increased by $11.1 million or 6.5% during this period. An increase in the average enrollment together with increases in premium rates account for the segment’s fluctuation in earned premiums and fee revenue for the period.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $2.0 million or 10.7% during this period. This increase is mostly reflected in the premiums written for the dwelling, commercial multiperil and auto physical damage lines of business. These lines of business together experienced an increase in premiums of $3.1 million, or 14.2%, during this period.

•	The earned premiums, net corresponding to the Health Insurance – Healthcare Reform segment decreased by $3.3 million, or 2.6% during this period. This decrease is the net result of a reduction in the average membership of the segment, an adjustment to the return premiums in the 2003 period and an increase in premium rates effective July 1, 2003.

Consolidated claims incurred for the three months ended June 30, 2004 reflect an increase of $27.1 million, or 10.4%, when compared to the claims incurred for the three months ended June 30, 2003. The consolidated loss ratio reflects an increase of 5.9 percentage points during this period. This fluctuation is due to the following:

•	During the 2004 period the Health Insurance – Commercial and the Health Insurance – Healthcare Reform segments experienced higher trends, mainly in the cost per service of pharmacy coverage and in the utilization of surgical procedures when compared to the prior year.

•	In addition, the Health Insurance – Healthcare Reform and the Health Insurance – Commercial segments had lower increases in premium rates during the 2004 period than during the 2003 period.

•	During the 2003 period the claims incurred of the Health Insurance – Commercial and the Healthcare Reform segments were affected by the favorable development of their claim liabilities, which were attributed to better than expected utilization trends.

The consolidated expense ratio for the three months ended June 30, 2004 increased by 0.5 percentage points when compared to the consolidated expense ratio for the same period of the prior year.

The consolidated realized gain on sale of securities is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available for sale securities. The realized gain during the second quarter of the year 2003 is mostly due to the sale of common stocks of Popular, Inc., which generated a gain of approximately $6.1 million.

The consolidated unrealized gain (loss) on trading securities is mostly related to investments held by the insurance segments in corporate bonds and equity securities. The consolidated unrealized loss during the 2004 period is mostly attributed to losses in the portfolios held by these segments in corporate debt securities due to the changes in interest rates.

The consolidated income tax expense for the three months period ended June 30, 2004 decreased by $61.2 million when compared to the same period of the prior year. This decrease is due to the effect of the following:

•	On June 18, 2003, the Corporation was notified by the Puerto Rico Treasury Department (PRTD) that TSI’s tax exemption was terminated effective December 31, 2002. As a result, since effective January 1, 2003 TSI is subject to Puerto Rico income taxes, the Health Insurance – Commercial and Healthcare Reform segments together recorded in the second quarter of the year 2003 $9.8 million income tax expense for the entire six months period ended June 30, 2003. In 2004, the income tax expense for these segments includes its corresponding three month period.

•	On July 31, 2003, TSM and TSI executed a closing agreement with the PRTD that stipulated that the statutory net income accumulated while TSI operated under the tax ruling was deemed distributed to TSM. As a result, TSM recognized an income tax expense of $51.8 million, which was recorded in the second quarter of the year 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The consolidated earned premiums, net and fee revenues for the six months ended June 30, 2004 present an increase of $12.6 million, or 2.0%, when compared to the consolidated earned premiums, net and fee revenues for the same period of the prior year. This increase is mostly due to the following:

•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial segment increased by $9.9 million or 2.8% during this period. An increase in the average enrollment together with increases in premium rates account for the segment’s fluctuation in earned premiums and fee revenue for the period.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $3.7 million or 9.9% during this period. This increase is mostly reflected in the premiums written for the dwelling, auto physical damage and other liability lines of business. Together, these lines of business experienced an increase in premiums of $5.0 million, or 22.8%, during this period. Also, the amount of premiums ceded increased by $5.5 million mostly as the result of portfolio transfers made during the first quarter of the year 2003.

The amount of consolidated claims incurred for the six months ended June 30, 2004 reflect an increase of $32.0 million, or 6.0%, when compared to the claims incurred for the six months ended June 30, 2003. The consolidated loss ratio reflects an increase of 3.3 percentage points during this period. This fluctuation is due to the following:

•	During the second quarter of the 2004 period the Health Insurance –Commercial and the Health Insurance – Healthcare Reform segments experienced higher trends, mainly in the cost per service of pharmacy coverage and in the utilization of surgical procedures when compared to the prior year.

•	In addition, the Health Insurance – Healthcare Reform and the Health Insurance – Commercial segments had lower increases in premium rates during the 2004 period.

•	During the 2003 period the claims incurred of the Insurance – Health Insurance – Commercial and the Healthcare Reform segments were affected by the favorable development of their claim liabilities, which were attributed to better than expected utilization trends in that particular period.

The consolidated expense ratio for the six months ended June 30, 2004 increased by 0.4 percentage points when compared to the consolidated expense ratio for the same period of the prior year.

The consolidated realized gain on sale of securities is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available for sale securities. The realized gain during the 2003 period is mostly due to the sale of common stocks of Popular, Inc., which generated a gain of approximately $6.1 million.

The consolidated unrealized gain (loss) on trading securities is mostly related to investments held by the insurance segments in corporate bonds and equity securities. The consolidated unrealized loss during the 2004 period is mostly attributed to losses in the portfolios held by these segments in corporate debt securities due to the changes in interest rates.

The consolidated income tax expense for the six months period ended June 30, 2004 decreased by $58.1 million when compared to the same period of the prior year. This decrease is due to the effect of the following:

•	On July 31, 2003, TSM and TSI executed a closing agreement with the PRTD that stipulated that the statutory net income accumulated while TSI operated under the tax ruling was deemed distributed to TSM. As a result, TSM recognized an income tax expense of $51.8 million, which was recorded in the second quarter of the year 2003.

•	The taxable income decreased during the 2004 period thus, reducing the consolidated income tax expense.

Health Insurance – Commercial Program Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2004	2003	2004	2003
Average enrollment:
Corporate accounts	301,786	300,649	302,845	307,103
Self-funded employers	139,994	129,538	136,376	128,352
Individual accounts	84,779	84,416	84,707	84,010
Federal employees	52,440	54,158	52,828	54,239
Local government employees	42,811	43,447	42,882	43,503

Total enrollment	621,810	612,208	619,638	617,207

Earned premiums	$179,820	169,010	355,011	345,076
Amounts attributable to self-funded arrangements	46,319	40,200	89,575	80,337
Less: Amounts attributable to claims under self-funded arrangements	(42,485)	(37,191)	(83,067)	(74,550)

Earned premiums and fee revenue	$183,654	172,019	361,519	350,863

Claims incurred	$162,616	138,164	315,856	292,721
Operating expenses	22,619	21,861	44,613	43,020

Total underwriting costs	$185,235	160,025	360,469	335,741

Underwriting income	$(1,581)	11,994	1,050	15,122

Loss ratio	88.5%	80.3%	87.4%	83.4%
Expense ratio	12.3%	12.7%	12.3%	12.3%

Combined ratio	100.9%	93.0%	99.7%	95.7%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Earned premiums and fee revenue for the three months ended June 30, 2004 reflects an increase of $11.6 million, or 6.8%, when compared to the earned premiums and fee revenue for the three months ended June 30, 2003. This increase is the result of the following:

•	Average enrollment as of June 30, 2004 increased by 9,602 members, or 1.6%, when compared to the enrollment as of the same period of 2003. The increase in average enrollment is mostly reflected in Self-funded employers and Corporate Accounts businesses, which membership increased by 10,456 members, or 8.1%, and 1,137, or 0.4%, respectively, during this period. The average enrollment of Federal employees reflects a decrease in membership by 1,718, or 3.2% during this period.

•	The segment monitors premium rates, particularly in the rated Corporate Accounts business, ensuring adequate premium rates that cover actual claims trends. Increases in premium rates combined with an increase in Self funded employers have contributed to the increase experienced in the earned premiums and fee revenue for the period.

Claims incurred during the three months ended June 30, 2004 increased by $24.4 million, or 17.7%, when compared to the same period in 2003. In addition, the segment’s loss ratio for the three months ended June 30, 2004 increased by 8.2 percentage points when compared to the loss ratio for the three months ended June 30, 2003. These fluctuations are attributed to an increase in trends during the latter part of the 2004 quarter, particularly in the cost per service of pharmacy coverage and in the utilization of surgical procedures when compared to the same period of the prior year. For this segment, cost containment initiatives have been put in place to maintain cost and utilization trends at levels consistent with pricing and margin objectives. In addition, during the 2003 period the claims incurred were affected by the favorable development of its claim liabilities, which were attributed to better than expected utilization trends in that particular period.

The operating expenses for the three months ended June 30, 2004 reflect an increase of $758 thousand, or 3.5%, when compared to the three months ended June 30, 2003. This increase is due to the normal inflationary effect in operating costs in addition to increases in the following line items: commissions, access services, data processing and provision for bad debt. The expense ratio for the three months ended June 30, 2004 experienced a decrease of 0.4 percentage points compared to the three months ended June 30, 2003.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Earned premiums and fee revenue for the six months ended June 30, 2004 reflects an increase of $10.7 million, or 3.0%, when compared to the earned premiums and fee revenue for the six months ended June 30, 2003. This increase is the result of the following:

•	Average enrollment as of June 30, 2004 increased by 2,431 members, or 0.4%, when compared to the enrollment as for the same period of 2003. The increase in average enrollment is mostly reflected in the Self-funded employers business, which membership increased by 8,024 members, or 6.3%, during this period. The average enrollment of the Corporate Accounts and Federal employees businesses reflects a decrease in membership of 4,258, or 1.4%, and 1,411, or 2.6%, during this period, respectively.

•	The segment monitors premium rates, particularly in the rated Corporate Accounts business, ensuring adequate premium rates that cover actual claims trends. Increases in premium rates combined with an increase in the average membership of the self funded employers business, have mitigated the effect of the decrease in average membership of other lines of business in the earned premiums and fee revenue for the period.

Claims incurred during the six months ended June 30, 2004 increased by $23.1 million, or 7.9%, when compared to the same period in 2003. In addition, the segment’s loss ratio for the six months ended June 30, 2004 increased by 4.0 percentage points when compared to the loss ratio for the six months ended June 30, 2003. This increase is attributed to an increase in utilization trends during the latter part of the second quarter of the year 2004, particularly in the cost per service of pharmacy coverage and in the utilization of surgical procedures when compared to the prior year. For this segment, cost containment initiatives have been put in place in order to maintain cost and utilization trends at levels consistent with pricing and margin objectives. In addition, during the 2003 period the claims incurred of the segment were affected by the favorable development of its claim liabilities, which were attributed to better than expected utilization trends in that particular period.

The operating expenses for the six months ended June 30, 2004 reflect an increase of $1,593, or 3.7%, when compared to the operating expenses for the six months ended June 30, 2003. This increase is due to the normal inflationary effect in operating costs in addition to increases in the following line items: commissions, access services, data processing and legal services. The expense ratio for the six months ended June 30, 2004 did not change when compared to the ratio for the six months ended June 30, 2003.

Health Insurance – Healthcare Reform Program Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2004	2003	2004	2003
Average enrollment:
North area	234,238	238,137	233,789	239,510
Metro-north area	218,401	225,727	218,701	227,083
Southwest area	165,603	169,460	165,725	170,207

	618,242	633,324	618,215	636,800

Earned premiums	$119,601	122,852	238,999	238,647

Claims incurred	$109,605	108,786	218,820	212,953
Operating expenses	9,050	8,428	17,802	16,74

Total underwriting costs	$118,655	117,214	236,622	229,699

Underwriting income	$946	5,638	2,377	8,948

Loss ratio	91.6%	88.6%	91.6%	89.2%
Expense ratio	7.6%	6.9%	7.4%	7.0%

Combined ratio	99.2%	95.4%	99.0%	96.3%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Earned premiums of the Healthcare Reform segment for the three months ended June 30, 2004 decreased by $3.3 million, or 2.6%, when compared to the same period of last year. This decrease is the result of the net effect of the following:

•	The earned premiums for the three months ended June 30, 2003 include an adjustment increasing premiums by approximately $5.8 million. This represents an adjustment to premiums to be returned to the Administración de Seguros de Salud de Puerto Rico (ASES, by its Spanish acronym), which is the government agency that administers the Healthcare Reform. As mentioned in previous filings with the United States Securities and Exchange Commission, the Healthcare Reform contracts include a provision where if the net income for any given contract year exceeds 2.5% of earned premiums, the insurance companies have to return 75.0% of this excess to ASES.

•	The average monthly enrollment for this segment decreased by 15,082 insureds, or 2.4%, when comparing the average enrollment for the three months ended June 30, 2004 with the average enrollment for the three months ended June 30, 2003. This decrease is attributed to the continuous review and screening performed by the Government of Puerto Rico over the persons eligible to participate in the Healthcare Reform.

•	Premium rates were increased by approximately 4.2% during the Healthcare Reform contract renegotiation process for the twelve-month period ended on June 30, 2004.

Claims incurred during the three months ended June 30, 2004 reflect an increase of $819 thousand, or 0.8%, when compared to the three months ended June 30, 2003. The loss ratio increased by 3.0 percentage points when comparing the 2004 period with the 2003 period. This fluctuation results mostly from higher utilization trends experienced during the three months ended June 30, 2004. In addition, during the 2003 period the claims incurred of the segment were affected by the favorable development of its claim liabilities, which were attributed to better than expected utilization trends in that particular period.

Operating expenses for the three months ended June 30, 2004 increased by $622 thousand, or 7.4%, when compared to the operating expenses for the three months ended June 30, 2003. The expense ratio increased by 0.7 percentage points during the same period. This increase is due to the normal inflationary effect in operational costs.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Earned premiums for the six months ended June 30, 2004 present an increase of $352 thousand, or 0.1%, when compared to the earned premiums for the six months ended June 30, 2003. This increase is due to the net effect of the following:

•	Premium rates were increased by approximately 4.2% during the Healthcare Reform contract renegotiation process for the twelve-month period ended on June 30, 2004.

•	In the six months ended June 30, 2003 the segment increased premiums by approximately $5.8 million when adjusting the amount recorded as return premiums to ASES.

•	The average monthly enrollment for this segment decreased by 18,585 insureds, or 2.9%, when comparing the average enrollment for the six months ended June 30, 2004 with the average enrollment for the six months ended June 30, 2003. This decrease is attributed to the continuous review and screening performed by the Government of Puerto Rico over the persons eligible to participate in the Healthcare Reform.

Claims incurred during the six months ended June 30, 2004 increased by $5.9 million, or 2.8%, when compared to the claims incurred for the same period of 2003. The loss ratio increased by 2.4 percentage points when comparing the 2004 period with the 2003 period. This fluctuation results mostly from higher utilization trends experienced during the six months ended June 30, 2004. In addition, during the 2003 period the claims incurred of the segment were affected by the favorable development of its claim liabilities, which were attributed to better than expected utilization trends in that particular period.

Operating expenses for the six months ended June 30, 2004 increased by $1.1 million, or 6.3%, when compared to the operating expenses for the six months ended June 30, 2003. The expense ratio increased by 0.4 percentage points during the same period. This increase is due to the normal inflationary effect in operational costs.

Property and Casualty Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2004	2003	2004	2003
Premiums written:
Commercial multiperil	$12,641	11,590	25,521	25,633
Dwelling	7,837	6,752	13,536	11,505
Auto physical damage	4,479	3,499	8,891	6,993
Commercial auto liability	3,125	2,879	6,683	5,924
Other liability	2,473	2,132	4,482	3,406
Medical malpractice	1,529	1,331	2,517	2,333
All other	2,540	2,692	4,246	4,456

Total premiums written	34,624	30,875	65,876	60,250

Premiums ceded	(12,977)	(13,750)	(25,730)	(20,185)
Change in unearned premiums	(1,438)	1,129	846	(2,758)

Net premiums earned	$20,209	18,254	40,992	37,307

Claims incurred	$10,501	10,645	21,128	20,455
Operating expenses	10,719	8,966	19,428	17,485

Total underwriting costs	$21,220	19,611	40,556	37,940

Underwriting income	$(1,011)	(1,357)	436	(633)

Loss ratio	52.0%	58.3%	51.5%	54.8%
Expense ratio	53.0%	49.1%	47.4%	46.9%

Combined ratio	105.0%	107.4%	98.9%	101.7%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total premiums written for the three months ended June 30, 2004 increased by $3.7 million, or 12.1%, when compared to the three months ended June 30, 2003. This fluctuation is mostly due to an increase in the volume of the premiums written in the dwelling, commercial multi-peril and auto physical damage lines of business, which experienced an increase in premiums of $1.1 million, or 16.1%, $1.1 million, or 9.1%, and $980 thousand, or 28.0%, during this period, respectively. The current market is characterized by strong and aggressive competition with premium rates at levels similar or below those of prior year. Nonetheless, focusing on business retention and relationships with our general agents has provided favorable results for premium writings in the commercial multi-peril business, the segment’s major line business. The strengthening of business partnerships with institutions has contributed to the increase in the writings of the dwelling business. Also, the commercial auto, including auto physical damage coverage, and general liability have been targeted for growth in new business.

Premiums ceded to reinsurers during the three months ended June 30, 2004 decreased by $773 thousand, or 5.6%, when compared to the same period for the prior year. The ratio of premiums ceded to premiums written reflects a decrease of 7.0 percentage points, from 44.5% for the three months ended June 30, 2003 to 37.5% for the three months ended June 30, 2004. This fluctuation is mainly due the fact that during the second quarter of 2003 the segment recorded an outgoing portfolio transfer covering the builder’s risk treaty which had the effect of increasing premiums ceded for the period.

The decrease in the change in unearned premiums of $2.6 million is primarily due to the effect of the previously described outgoing reinsurance portfolio transfer that was done during the second quarter of the year 2003 and a change in the mix of the business subscribed. The portfolio transfer had the effect of decreasing ceded unearned premiums during the 2003 period by approximately $1.0 million.

Claims incurred reflect a reduction of $144 thousand, or 1.4% when compared to the three months ended June 30, 2003. The loss ratio experienced a decrease of 6.3 percentage points during the three months period ended June 30, 2004 as compared to the same period of the prior year. Emphasis on quality underwriting has resulted in better loss experience, particularly in the segment’s auto liability and casualty lines of business.

The operating expenses for the three months ended June 30, 2004 increased by $1.8 million, or 19.6%, when compared to the operating expenses for the three months ended June 30, 2003. The expense ratio increased by 3.9 percentage points during this period. The fluctuation in the total operating expenses and the expense ratio during this period is mainly due to the following:

•	During the second quarter of 2004, the segment recorded a guaranty fund assessment to cover liabilities of insolvent companies. This assessment, which amounted to $871 thousand, was charged to operations during this period.

•	During the second quarter of the 2003 period, the segment recorded an experience refund that was received from the Compulsory Vehicle Liability Insurance Joint Underwriting Association. This refund, amounting to $638 thousand, was recorded as a decrease to the operating expenses for the period. No experience refund from the Compulsory Vehicle Liability Insurance Joint Underwriting Association has been received in the 2004 period.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Total premiums written for the six months ended June 30, 2004 increased by $5.6 million, or 9.3%, when compared to the six months period ended June 30, 2003. This fluctuation is mostly due to an increase in the volume of the premiums written for the dwelling, auto physical damage and other liability lines of business, which experienced an increase in premiums of $2.0 million, or 17.7%, $1.9 million, or 27.1%, and $1.1 million, or 31.6%, during this period, respectively. The strengthening of business relationships with financial institutions has resulted in additional growth in the dwelling line of business. Commercial auto, including auto physical damage coverage, as well as the other liability lines of business have been targeted for growth in new business.

Premiums ceded to reinsurers during the six months ended June 30, 2004 increased by $5.5 million, or 27.5%, when compared to the same period for the prior year. The ratio of premiums ceded to premiums written reflects an increase of 5.6 percentage points, from 33.5% as of June 30, 2003 to 39.1% as of June 30, 2004. The increase in the premiums ceded to premiums written ratio is due to the following:

•	The amount of premiums ceded for the six months ended June 30, 2003 was reduced as a result of the cancellation of the property surplus treaty. This cancellation resulted in a reinsurance portfolio transfer resulting in a net incoming business and a reduction in the amount of premiums ceded.

•	During the 2003 period the segment increased its retention in the personal lines quota share treaty from 70% to 95%. In addition, as a result of the increased retention, the segment received an incoming reinsurance portfolio transfer causing a reduction in the premiums ceded for the six months ended June 30, 2003.

•	Increased catastrophe reinsurance costs during 2004.

Claims incurred increased by $673 thousand, or 3.3%, when comparing the claims incurred for the six months ended June 30, 2004 to the claims incurred for the same period in 2003. This increase is basically due to the segment’s increased volume of business. The decrease experienced in the loss ratio of 3.3 percentage points during this period is mainly attributed to the segment’s focus on quality underwriting in order to improve loss experience. These efforts have resulted in improved loss ratios particularly in the auto liability and casualty lines of business.

The operating expenses for the six months ended June 30, 2004 increased by $1.9 million, or 11.1%, when compared to the operating expenses for the six months ended June 30, 2003. The expense ratio increased by 0.5 percentage point during this period. The fluctuation in the total operating expenses and the expense ratio during this period is mainly due to the following:

•	During the second quarter of 2004, the segment recorded a guaranty fund assessment to cover liabilities of insolvent companies. This assessment, which amounted to $871 thousand, was charged to operations during this period.

•	During the second quarter of the 2003 period, the segment recorded an experience refund that was received from the Compulsory Vehicle Liability Insurance Joint Underwriting Association. This refund, amounting to $638 thousand, was recorded as a decrease to the operating expenses for the period. No experience refund from the Compulsory Vehicle Liability Insurance Joint Underwriting Association has been received in the 2004 period.

Liquidity and Capital Resources

Cash Flows

The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.

As of June 30, 2004 and December 31, 2003, the Corporation’s cash and cash equivalents amounted to $56.8 million and $48.3 million, respectively. The sources of funds available to meet the requirements of the Corporation’s operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.

Management believes that the Corporation’s net cash flows from operations are expected to sustain the operations for the next year and thereafter, as long as the operations continue showing positive results. In addition, the Corporation monitors its premium rates and its claims incurred to maintain proper cash flows and has the ability to increase premium rates throughout the year in the monthly renewal process.

Cash Flows from Operations

Most of the cash flows from operating activities are generated from the insurance subsidiaries. The basic components of the cash flows from operations are premium collections, claims payments, payment of operating and acquisition expenses and proceeds from sales and maturities of investments in the trading portfolio.

Net cash flows (used in) provided by operating activities amounted to $(16.4) million and $16.4 million for the six months ended June 30, 2004 and 2003, respectively, a decrease of $32.8 million. This decrease in cash flows from operating activities is mainly attributed to the net effect of the following:

•	The amount of income taxes paid increased by $39.3 million when comparing payments made in the 2004 and 2003 periods. The 2004 period includes the payment of the last installment of the $51.8 million income tax liability of the closing agreement with the Puerto Rico Treasury Department upon the termination of TSI’s tax exemption. The first installment of $37.0 million was made on July 31, 2003 and the second and final installment, amounting to $14.8 million, was made on April 15, 2004. In addition, on April 15, 2004 TSI made a payment of $22.1 million corresponding to its income tax liability for the year 2003 and the first installment of the estimated tax corresponding to the year 2004.

•	Premiums collected increased by $17.3 million when comparing collections during the six months ended June 30, 2004 with collections for the six months ended June 30, 2003. This increase is mostly related to the increased volume of business and increases in premium rates of the operating segments.

•	The amount of claims, losses and benefits paid for the six months ended June 30, 2004 reflect an increase of $3.0 million when compared with the six months ended June 30, 2003. The increase in the amount of claims, losses and benefits paid is mostly the result of the segments’ increased volume of business as well as to increased utilization trends in both Health Insurance segments.

•	The net acquisition of investments in the trading portfolio decreased by $5.4 million for the six months ended June 30, 2004, when compared to the six months ended June 30, 2003.

•	During the six months ended June 30, 2003 the Corporation collected approximately $13.0 million from the contingency reserve funds of the Federal Employee Health Benefit Plan. The contingency reserve funds payment corresponding to the year 2004 had not been received as of June 30, 2004.

Any excess liquidity is available, among other things, to invest in high quality and diversified fixed income securities and, to a lesser degree, to invest in marketable equity securities.

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

Net cash flows provided by (used in) investing activities amounted to $11.4 million and $(23.3) million for the six months ended June 30, 2004 and 2003, respectively. The increase in the cash flows from investing activities during this period is attributed to a reduction in the amount of investment proceeds that was reinvested. In the six months ended June 30, 2004 the proceeds from investments sold or matured exceeded acquisition of investments by $13.1 million. In the six months ended June 30, 2003 total acquisition of investments exceeded the proceeds from investments sold or matured by $20.8 million.

Cash Flows from Financing Activities

Net cash flows provided by financing activities amounted to $13.5 million and $4.6 million for the six months ended June 30, 2004 and 2003, respectively. The increase of $8.9 million when compared to the same period of the prior year is mainly due to the combined effect of the following:

•	The change in outstanding checks in excess of bank balances reflects an increase of $8.8 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The amount of checks in excess of bank balances represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

•	The net proceeds from individual retirement annuities were $1.1 million higher during the six months ended June 30, 2004 than during the six months ended June 30, 2003. This fluctuation is basically due to an increase in the proceeds received in the fixed deferred annuity product.

•	The payments of long-term debt increased by $1.0 million for the six months period ended June 30, 2004 when compared to the payments made in the 2003 period. This increase is due to a scheduled payment of $1.0 million that was done on one of the credit agreements. Payments for this credit agreement are made annually on or before August 1st.

Financing and Financing Capacity

The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of June 30, 2004, the Corporation had $227.5 million in available credit on these agreements. Outstanding short-term borrowings as of June 30, 2004 amount to $38.7 million. The amount due under outstanding short-term borrowings is expected to be paid out of the operating and investing cash flows of the Corporation.

In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates based on the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of June 30, 2004, the two credit agreements have an outstanding balance of $31.7 million and $15.0 million. These credit agreements contain several restrictive covenants, including, but not limited to, restrictions to incur additional indebtedness and the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of June 30, 2004, management believes the Corporation is in compliance with these covenants. Further details regarding these credit agreements are incorporated by reference to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s December 31, 2003 of the Corporation’s Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2004. There were no significant changes in the Corporation’s disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.

Part II – Other Information

Item 1. Legal Proceedings

(a)	As of June 30, 2004, the Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock. The plaintiffs further alleged that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation and that they (the plaintiffs) were illegally excluded from participation in the sale of shares, all in violation of the Puerto Rico Insurance Code and that, consequently, the sale of shares should be annulled.

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

On October 2002, the Court of Appeals issued an order requiring the Commissioner of Insurance to order a meeting of stockholders to ratify TSI’s corporate reorganization and the change of name of TSI from “Seguros de Servicio de Salud de Puerto Rico, Inc.” to “Triple-S, Inc.”. TSI and TSM’s filed motions of reconsideration. The Puerto Rico’s Circuit Court of Appeals granted said motions on May 18, 2003. The Circuit Court held that the Commissioner of Insurance had the authority to waive the requirement that a referendum be held to ratify TSI’s reorganization and that therefore the reorganization of TSI was approved by the stockholders, inasmuch as the votes pertaining to the 1,582 shares annulled were not decisive.

On June 26, 2003, the two stockholders presented a writ of certiorari before Puerto Rico’s Supreme Court. The writ was issued by the Supreme Court on August 22, 2003 when it ordered the Circuit Court of Appeals to forward the record of the case. On December 1, 2003, the plaintiffs filed a motion submitting their case on the basis of their original petition. TSI and TSM filed its brief on December 30, 2003, while the Commissioner of Insurance, in turn, filed a separate brief on December 31, 2003. On June 24, 2004 the Supreme Court ordered the plaintiffs to file a brief in support of their allegations. The case is still pending before the Supreme Court.

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

March 15, 2004, plaintiffs filed a response to this motion. On April 30, 2004, defendants filed a Reply in Support of Motion to Dismiss.

(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior section, alleging, among other things, violations by the defendants of provisions of the Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the U.S. District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counter-claim and filed several motions to dismiss this claim. The case has recently been reassigned to a new judge.

(e)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all other similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and multiple other insurance companies, including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.

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

On June 18, 2004, the Plaintiffs moved to amend the complaint to include the Colegio de Médicos Cirujanos de Puerto Rico (a compulsory association grouping all physicians in Puerto Rico), Marissel Velázquez, MD, and Andrés Meléndez, MD, as plaintiffs against TSI.

TSI, pursuant to the advice of legal counsel, will move for the dismissal of the complaint against TSI.

(f)	On December 8, 2003 a putative class action was filed by Jeffrey Solomon, MD, and Orlando Armstrong, MD, on behalf of themselves and all other similarly situated and the American Podiatric Medical Association, Florida Chiropractic Association, California Podiatric Medical Association, Florida Podiatric Medical Association, Texas Podiatric Medical Association, and Independent Chiropractic Physicians, against the Blue Cross Blue Shield Association (BCBSA) and multiple other insurance companies, including TSI, all members of the BCBSA. The case is still pending before the United States District Court for the Southern District of Florida, Miami District.

The individual Plaintiffs bring this action on behalf of themselves and a class of similarly situated physicians seeking redress for alleged illegal acts of the defendants which are alleged to have resulted in a loss of Plaintiff’s property and a detriment to their business, and for declaratory and injunctive relief to end those practices and prevent further losses. Plaintiffs alleged that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payment due to the doctors so that they are not paid in a timely manner for the covered, medically necessary services they render.

The class action complaint alleges that TSI’s health care plans are the agents of BCBSA licensed entities, and as such have committed the acts alleged above and acted within the scope of their agency, with the consent, permission, authorization and knowledge of the others, and in furtherance of both their interest and the interests of other defendants.

On June 25, 2004, the Plaintiff amended the complaint but the allegations against TSI did not vary.

Management believes that TSI was made a party to this litigation for the sole reason that TSI is associated with the BCBSA. Therefore, TSI, pursuant to the advice of legal counsel, will move for the dismissal of the complaint against TSI.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

Annual Meeting

The Corporation held its 2004 Annual Meeting on April 25, 2004. The shareholders considered and voted upon the election of eight directors and five resolutions. Summaries of said proposals and voting results were as follows:

Election of Directors:

At the Annual Meeting, shareholders elected by ballot eight (8) directors to serve as members of the Board of Directors for a term of three (3) years. The directors had to be elected by a majority of the affirmative votes of the issued and outstanding shares with the right to vote in the elections for directors that are present or represented by proxy at the Annual Meeting, pursuant to Section A of Article 7-1 of the By-laws of TSM and Article 7.06(C) of the General Corporations Law of 1995, as amended. At the moment of voting, 4,245 shares were present or represented.

All candidates nominated by the Board of Directors were elected. Seven directors were required to be representatives of the community: (1) Ramón Ruiz-Comas, CPA received 3,930 votes in favor, (2) Mr. Mario S Belaval-Ferrer received 3,911 votes in favor, (3) José Davison-Lampón, Esq. received 3,930 votes in favor, (4) Manuel Suárez-Méndez, PE received 3,884 votes in favor, (5) Carmen Ana Culpeper-Ramírez received 3,864 votes in favor, (6) Manuel Figueroa-Collazo, PhD. received 3,937 votes in favor, and (7) Miguel Nazario-Franco received 3,890 votes in favor. One director was required to be a physician or dentist: (1) Fernando J. Ysern Borrás, MD received 3,924 votes in favor.

Proposals of the Board of Directors:

Resolution Number 1: This resolution was presented by the Board of Directors of TSM to amend Article Eighth of the Articles of Incorporation and Article 4-2 of the By-laws of TSM to allow a shareholder to transfer, without consideration, all or part of his/her shares to any other physician or dentist, regardless of the person being a descendant of the Shareholder, and subsequently register said shares in the books of TSM, provided said physician or dentist complies with the twenty-one (21) shares limit requirement.

In order for this Resolution to be approved, it had to receive the affirmative vote of no less than two-thirds (2/3) of the shares issued and outstanding with the right to vote since it is an amendment to the Articles of Incorporation pursuant to Section A of Article Thirteenth of the Articles of Incorporation. At the moment of voting, 4,249 shares were present or represented. This Resolution was not approved, since, of the 8,943 voting shares issued and outstanding, it received 39.8% (3,556) votes in favor, 6.3% (567)

votes against and 1.1% (94) abstentions.

Resolution Number 2: This resolution was presented by the Board of Directors of TSM to amend Articles 8-1, 8-5, and 8-11 of the Bylaws of TSM to change the time when the Board of Directors shall meet and to modify certain duties of the Chairperson of the Board of Directors, substitute the Executive Committee of the Board of Directors for a Corporate Governance Committee, assign duties and members to the Corporate Governance Committee, and to establish and modify the duties of the other Committees of the Board of Directors.

In order for this Resolution to be approved, it had to receive the affirmative vote of a majority of a majority of the shares issued and outstanding with the right to vote that were present or represented at the Annual Meeting. Of the 4,249 shares present or represented at the moment of voting, this Resolution received 90.3% (3,837) votes in favor, 4.1% (173) votes against and 3.3% (142) abstentions. Therefore, this Resolution received the required votes in favor and was approved.

Proposals of the Shareholders:

Resolution Number 3: This resolution was presented by Leslie H. López-Vélez, DDS, shareholder of TSM, to amend Articles Sixth and Thirteenth, Section A of the Articles of Incorporation, and Articles 4-1 and 9-1 of the By-laws of TSM to reduce the required shares needed in order to approve certain amendments to Article Sixth of the Articles of Incorporation and Article 4-1 of the By-laws from three-fourths (3/4) of the shares issued and outstanding to two-thirds (2/3) of the shares issued and outstanding.

In order for this Resolution to be approved, it had to receive the affirmative vote of no less than three-fourths (3/4) of the shares issued and outstanding with the right to vote since it is an amendment to the Articles of Incorporation and an amendment to the By-laws, pursuant to Section A of Article Thirteenth of the Articles of Incorporation and Section A of Article Nine of the By-laws. At the moment of voting, 4,249 shares were present or represented. This Resolution was not approved, since, of the 8,943 voting shares issued and outstanding, it received 39.8% (3,561) votes in favor, 5.0% (447) votes against and 1.6% (145) abstentions.

Resolution Number 4: This resolution was presented by Guillermo J. Fernández-Marti, MD, shareholder of TSM, to recommend to the Board of Directors of TSM to obtain the National Committee of Quality Assurance’s (NCQA) accreditation within a time frame of no more than six (6) months in compliance with the petition of the Shareholders made at the Annual Meeting of Shareholders held on April 29, 2001.

In order for this Resolution to be approved, it had to receive the affirmative vote of a majority of the shares issued and outstanding with the right to vote that are present and represented at the Annual Meeting. This Resolution was not approved, since, of the 4,249 voting shares present and represented at the moment of voting, it received 32.0% (1,361) votes in favor, 57.8% (2,454) votes against and 5.2% (220) abstentions.

Proposal Presented at the Annual Meeting of Shareholders:

Resolution Number 5: This resolution was presented by Bernardo Puebla-Melón, MD, shareholder of TSM, in order to state that the shareholders of TSM have never requested, accepted, nor feel represented by the people claiming to be their representatives in the Sánchez Case or any other, and that, if procedurally feasible, this resolution be notified to the Court.

In order for this resolution to be approved, it had to receive the affirmative vote of the majority of the shares issued and outstanding with the right to vote present or represented at the Annual Meeting. Of the 4,249 shares present and represented at the moment of voting, this Resolution received 93.7% (3,983) votes in favor, 1.8% (78) votes against and 1.8% (76) abstentions. Therefore, this Resolution received the required votes in favor and it was approved.

Item 5. Other Information

     On April 26, 2004, the Board of Directors of TSM held a special meeting where it appointed the officers of TSM, which appointment was effective immediately. Said appointments are as follows:

Name:	Office:
Fernando J. Ysern-Borrás, MD	Chairman of the Board of Directors
Wilmer Rodríguez-Silva, MD	Vice-Chairman of the Board of Directors
Jesús R. Sánchez-Colón, DMD	Secretary of the Board of Directors
Arturo R. Córdova-López, MD	Assistant Secretary of the Board of Directors
Vicente J. León-Irizarry, CPA	Treasurer of the Board of Directors
Adamina Soto Martínez, CPA	Assistant Treasurer of the Board of Directors
Ramón Ruiz-Comas, CPA	President and Chief Executive Officer

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 3(ii)	By-Laws of Triple-S Management Corporation, as amended (English translation).

Exhibit 11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2004 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

Exhibit 12	Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months ended March 31, 2003 has been omitted as the detail necessary to determine the computation of the loss ratio, expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

Exhibit 31.1	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

Exhibit 32.1	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

Exhibit 32.2	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.

All other exhibits for which provision is made in the applicable accounting regulation of the United States Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)	Reports on Form 8-K: The Corporation did not file with the Securities and Exchange Commission any Current Reports on Form 8-K during the second quarter of the year 2004.

SIGNATURES

Pursuant to the requirements of the United States Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triple-S Management Corporation Registrant

Date: August 12, 2004	By:	/s/ Ramón M. Ruiz-Comas

Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date: August 12, 2004	By:	/s/ Juan J. Román

Juan J. Román, CPA
Vice President of Finance
and Chief Financial Officer