Form 10-Q
period 2004-09-30
TRIPLE-S MANAGEMENT CORP
filed 2004-11-12
CIK 1171662

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2004

Common Stock, $40.00 par value	8,883

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended September 30, 2004

Part I – Financial Information

Item 1. Financial Statements

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS
Investments and cash:
Securities held for trading, at fair value:
Fixed maturities	$69,911	68,681
Equity securities	79,490	66,824
Securities available for sale, at fair value:
Fixed maturities	411,177	407,530
Equity securities	54,907	56,040
Securities held to maturity, at amortized cost:
Fixed maturities	4,372	4,941
Cash and cash equivalents	63,668	48,280

Total investments and cash	683,525	652,296

Premiums and other receivables, net	103,779	93,491
Deferred policy acquisition costs	18,675	16,671
Property and equipment, net	32,842	34,212
Other assets	46,126	37,953

Total assets	$884,947	834,623

LIABILITIES AND STOCKHOLDERS’ EQUITY
Claim liabilities:
Claims processed and incomplete	$121,638	121,015
Unreported losses	140,938	112,449
Unpaid loss-adjustment expenses	14,885	14,456

Total claim liabilities	277,461	247,920

Unearned premiums	79,450	78,704
Individual retirement annuities	32,995	26,661
Liability to Federal Employees Health Benefits Program	8,833	7,471
Accounts payable and accrued liabilities	97,892	88,342
Income tax payable	—	32,222
Net deferred tax liability	900	1,892
Additional minimum pension liability	13,839	10,081
Short-term borrowings	1,700	38,700
Long-term borrowings	96,277	48,375

Total liabilities	609,347	580,368

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 8,883 at September 30, 2004 and 9,030 at December 31, 2003	355	361
Additional paid-in capital	150,408	150,407
Retained earnings	113,457	88,728

Accumulated other comprehensive income	11,380	14,759

Total stockholders’ equity	275,600	254,255

Total liabilities and stockholders’ equity	$884,947	834,623

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings (Unaudited)
 For the three months and nine months ended September 30, 2004 and 2003
(Dollar amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES:
Premiums earned, net	$325,926	314,043	967,468	943,388
Amounts attributable to self-funded arrangements	46,044	40,790	135,127	120,974
Less amounts attributable to claims under self-funded arrangements	(42,925)	(38,410)	(125,992)	(112,960)

	329,045	316,423	976,603	951,402
Net investment income	6,516	5,868	19,491	18,252
Net realized investment gains	4,237	3,669	6,985	7,290
Net unrealized investment gain (loss) on trading securities	(435)	(345)	(1,868)	9,023
Other income, net	728	532	2,414	2,906

Total revenue	340,091	326,147	1,003,625	988,873

BENEFITS AND EXPENSES:
Claims incurred	283,946	264,202	845,940	794,205
Operating expenses, net of reimbursement for services	40,416	37,301	122,889	115,708
Interest expense	1,018	776	2,850	2,244

Total benefits and expenses	325,380	302,279	971,679	912,157

Income before taxes	14,711	23,868	31,946	76,716

INCOME TAX EXPENSE (BENEFIT):
Current	2,756	6,967	7,302	71,253
Deferred	(139)	139	(85)	(1,490)

Total income taxes	2,617	7,106	7,217	69,763

Net income	$12,094	16,762	24,729	6,953

Basic net income per share	$1,361	1,844	2,769	753

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the nine months
ended September 30, 2004 and 2003
(Dollar amounts in thousands, except per share data)

	2004	2003
BALANCE AT JANUARY 1	$254,255	231,664
Stock redemption	(5)	(10)
Comprehensive income:
Net income	24,729	6,953
Net unrealized change in investment securities	(1,136)	(7,872)
Net change in minumum pension liability	(2,361)	1,052
Net change in fair value of cash flow hedges	118	(171)

Total comprehensive income	21,350	(38)

BALANCE AT SEPTEMBER 30	$275,600	231,616

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
 For the nine months ended September 30, 2004 and 2003
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums collected	$963,274	941,702
Cash paid to suppliers and employees	(130,355)	(120,636)
Claims, losses and benefits paid	(816,399)	(790,982)
Interest received	19,288	19,109
Income taxes paid	(43,464)	(38,881)
Proceeds from trading securities sold or matured:
Fixed maturities sold	44,196	66,319
Equity securities	19,686	18,310
Acquisitions of investments in trading portfolio:
Fixed maturities	(45,595)	(84,367)
Equity securities	(32,336)	(28,183)
Interest paid	(2,116)	(1,367)
Expense reimbursement from Medicare	9,620	9,437
Contingency reserve funds from FEHBP	5,217	13,023

Net cash (used in) provided by operating activities	(8,984)	3,484

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	39,859	81,093
Fixed maturities matured	68,942	174,645
Equity securities	6,544	13,527
Securities held to maturity:
Fixed maturities matured	3,161	700
Acquisitions of investments:
Securities available for sale:
Fixed maturities	(112,821)	(295,987)
Equity securities	(1,024)	(12,823)
Securities held to maturity:
Fixed maturities	(2,612)	—
Capital expenditures	(2,731)	(3,259)
Proceeds from sale of property and equipment	12	55

Net cash used in investing activities	(670)	(42,049)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in outstanding checks in excess of bank balances	8,545	4,100
Payments of short-term borrowings	(37,000)	—
Proceeds from short-term borrowings	—	37,000
Payments of long-term borrowings	(2,098)	(1,093)
Proceeds from long-term borrowings	50,000	—
Redemption of common stock	(5)	(10)
Proceeds from individual retirement annuities	9,259	9,728
Surrenders of individual retirement annuities	(3,659)	(1,497)

Net cash provided by financing activities	25,042	48,228

Net increase in cash and cash equivalents	15,388	9,663
Cash and cash equivalents at beginning of the period	48,280	82,776

Cash and cash equivalents at end of the period	$63,668	92,439

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2004

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results for the full year.

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

The following tables summarize the operations by major operating segment for the three months and nine months ended September 30, 2004 and 2003:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total
THREE MONTHS ENDED SEPTEMBER 30, 2004
Premiums earned, net	$178,164	121,980	21,557	4,225	325,926
Amounts attributable to self-funded arrangements	46,044	—	—	—	46,044
Less: Amounts attributable to claims under self-funded arrangements	(42,925)	—	—	—	(42,925)
Intersegment premiums earned/service revenues	906	—	—	11,611	12,517

	182,189	121,980	21,557	15,836	341,562
Net investment income	3,026	793	1,906	705	6,430
Realized gain on sale of securities	2,973	—	530	734	4,237
Unrealized gain (loss) on trading securities	(483)	—	(49)	97	(435)
Other	(10)	(7)	643	54	680

Total revenues	$187,695	122,766	24,587	17,426	352,474

Net income	$5,216	2,381	3,128	1,253	11,978

Claims incurred	$157,186	111,141	13,007	2,612	283,946

Operating expenses	$23,209	8,618	8,469	13,001	53,297

Depreciation expense, included in operating expenses	$934	—	90	35	1,059

Interest expense	$343	113	—	265	721

Income tax expense (benefit)	$1,741	513	(17)	295	2,532

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total
THREE MONTHS ENDED SEPTEMBER 30, 2003
Premiums earned, net	$171,500	118,367	20,002	4,174	314,043
Amounts attributable to self-funded arrangements	40,790	—	—	—	40,790
Less: Amounts attributable to claims under self-funded arrangements	(38,410)	—	—	—	(38,410)
Intersegment premiums earned/service revenues	1,002	—	—	11,331	12,333

	174,882	118,367	20,002	15,505	328,756
Net investment income	2,472	1,019	1,702	598	5,791
Realized gain (loss) on sale of securities	2,883	(27)	598	215	3,669
Unrealized gain (loss) on trading securities	99	(433)	22	(33)	(345)
Other	35	(12)	450	67	540

Total revenues	$180,371	118,914	22,774	16,352	338,411

Net income	$10,782	2,538	2,832	839	16,991

Claims incurred	$143,576	107,296	10,325	3,005	264,202

Operating expenses	$19,586	8,783	9,043	12,306	49,718

Depreciation expense, included in operating expenses	$1,013	—	108	32	1,153

Interest expense	$157	84	—	196	437

Income tax expense	$6,270	213	574	6	7,063

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total
NINE MONTHS ENDED SEPTEMBER 30, 2004
Premiums earned, net	$531,686	360,979	62,549	12,254	967,468
Amounts attributable to self-funded arrangements	135,127	—	—	—	135,127
Less: Amounts attributable to claims under self-funded arrangements	(125,992)	—	—	—	(125,992)
Intersegment premiums earned/service revenues	2,887	—	—	35,464	38,351

	543,708	360,979	62,549	47,718	1,014,954
Net investment income	9,196	2,401	5,594	2,043	19,234
Realized gain on sale of securities	5,616	128	551	690	6,985
Unrealized gain (loss) on trading securities	(2,239)	—	209	162	(1,868)
Other	184	(24)	1,915	182	2,257

Total revenues	$556,465	363,484	70,818	50,795	1,041,562

Net income	$11,133	4,752	7,901	990	24,776

Claims incurred	$473,042	329,961	34,135	8,802	845,940

Operating expenses	$67,822	26,420	27,897	39,622	161,761

Depreciation expense, included in operating expenses	$2,837	—	332	91	3,260

Interest expense	$918	262	—	735	1,915

Income tax expense	$3,550	2,089	885	646	7,170

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total
NINE MONTHS ENDED SEPTEMBER 30, 2003
Premiums earned, net	$515,483	357,014	57,309	13,582	943,388
Amounts attributable to self-funded arrangements	120,974	—	—	—	120,974
Less: Amounts attributable to claims under self-funded arrangements	(112,960)	—	—	—	(112,960)
Intersegment premiums earned/service revenues	2,248	—	—	33,474	35,722

	525,745	357,014	57,309	47,056	987,124
Net investment income	7,745	3,572	5,046	1,678	18,041
Realized gain (loss) on sale of securities	5,317	(136)	793	666	6,640
Unrealized gain (loss) on trading securities	6,677	1,189	1,283	(126)	9,023
Other	144	(27)	2,547	12	2,676

Total revenues	$545,628	361,612	66,978	49,286	1,023,504

Net income	$35,071	10,458	8,298	4,658	58,485

Claims incurred	$436,297	320,249	30,780	6,879	794,205

Operating expenses	$62,606	25,529	26,528	36,823	151,486

Depreciation expense, included in operating expenses	$3,047	—	310	92	3,449

Interest expense	$497	289	—	510	1,296

Income tax expense	$11,157	5,087	1,372	416	18,032

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total
AS OF SEPTEMBER 30, 2004
Segment assets	$430,189	82,302	266,644	86,492	865,627

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(631)	60	(229)	(366)	(1,166)
Net change in minimum pension liability	(1,727)	—	(142)	(501)	(2,370)

AS OF DECEMBER 31, 2003
Segment assets	$407,031	86,535	239,478	74,530	807,574

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(5,226)	—	(527)	220	(5,533)
Net change in minimum pension liability	2,385	—	(23)	(55)	2,307

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS
WITH FINANCIAL STATEMENTS

r
	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
TOTAL REVENUES
Total revenues for reportable segments	$335,048	322,059	990,767	974,218
Total revenues for other segments	17,426	16,352	50,795	49,286

	352,474	338,411	1,041,562	1,023,504
Elimination of intersegment earned premiums	(906)	(1,002)	(2,887)	(2,248)
Elimination of intersegment service revenues	(11,611)	(11,331)	(35,464)	(33,474)
Unallocated amount — revenues from external sources	134	69	414	1,091

	(12,383)	(12,264)	(37,937)	(34,631)

Consolidated total revenues	$340,091	326,147	1,003,625	988,873

NET INCOME
Net income for reportable segments	$10,725	16,152	23,786	53,827
Net income for other segments	1,253	839	990	4,658

	11,978	16,991	24,776	58,485

Elimination of TSM charges:
Rent expense	1,445	1,659	4,328	4,710
Interest expense	194	157	511	497

	1,639	1,816	4,839	5,207

Unallocated amounts related to TSM:
General and administrative expenses	(1,081)	(1,575)	(3,807)	(4,654)
Income tax expense	(85)	(43)	(47)	(51,731)
Interest expense	(491)	(496)	(1,446)	(1,445)
Other revenues from external sources	134	69	414	1,091

	(1,523)	(2,045)	(4,886)	(56,739)

Consolidated net income	$12,094	16,762	24,729	6,953

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months ended September 30, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals
Claims incurred	$283,946	—	283,946
Operating expenses	53,297	(12,881)	40,416
Depreciation expense	1,059	281	1,340
Interest expense	721	297	1,018
Income tax expense	2,532	85	2,617

	Three months ended September 30, 2003
	Segment		Consolidated
	Totals	Adjustments *	Totals
Claims incurred	$264,202	—	264,202
Operating expenses	49,718	(12,417)	37,301
Depreciation expense	1,153	280	1,433
Interest expense	437	339	776
Income tax expense	7,063	43	7,106

	Nine months ended September 30, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals
Claims incurred	$845,940	—	845,940
Operating expenses	161,761	(38,872)	122,889
Depreciation expense	3,260	841	4,101
Interest expense	1,915	935	2,850
Income tax expense	7,170	47	7,217

	Nine months ended September 30, 2003
	Segment		Consolidated
	Totals	Adjustments *	Totals
Claims incurred	$794,205	—	794,205
Operating expenses	151,486	(35,778)	115,708
Depreciation expense	3,449	836	4,285
Interest expense	1,296	948	2,244
Income tax expense	18,032	51,731	69,763

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	September 30,	December 31,
	2004	2003
ASSETS
Total assets for reportable segments	$779,135	733,044
Total assets for other segments	86,492	74,530

	865,627	807,574

Elimination entries — intersegment receivables and others	(19,404)	(9,565)

Unallocated amounts related to TSM:
Parent cash, cash equivalents and investments	11,136	9,665
Parent net property and equipment	25,847	26,656
Parent other assets	1,741	293

	38,724	36,614

Consolidated assets	$884,947	834,623

OTHER SIGNIFICANT ITEMS

	As of September 30, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals
Significant noncash item — net change in unrealized gain on securities available for sale	$(1,166)	30	(1,136)
Net change in minimum pension liability	(2,370)	9	(2,361)

	As of December 31, 2003
	Segment		Consolidated
	Totals	Adjustments *	Totals
Significant noncash items:
Net change in unrealized gain on securities available for sale	$(5,533)	(489)	(6,022)
Net change in minimum pension liability	2,307	(15)	2,292

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands)
(Unaudited)

(3) Investment in Securities

The Corporation’s investment in securities at September 30, 2004 and December 31, 2003, consist of the following:

	(Unaudited)
	September 30,	December 31,
	2004	2003
Trading securities, at fair value	$149,401	135,505
Available for sale, at fair value	466,084	463,570
Held to maturity, at amortized cost	4,372	4,941

Total investments	$619,857	604,016

The amortized cost for debt securities and equity securities, gross unrealized gain, gross unrealized losses, and estimated fair value for trading, available for sale and held to maturity securities by major security type and class of security at September 30, 2004 and December 31, 2003, were as follows:

	September 30, 2004 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Trading securities:
Fixed maturities	$67,928	2,235	(252)	69,911
Equity securities	72,856	9,709	(3,075)	79,490

	$140,784	11,944	(3,327)	149,401

	September 30, 2004 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities	$409,468	3,217	(1,508)	411,177
Equity securities	33,275	21,694	(62)	54,907

	$442,743	24,911	(1,570)	466,084

	September 30, 2004 (Unaudited)
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
Fixed maturities	$4,372	171	(8)	4,535

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Trading securities:
Fixed maturities	$66,919	2,264	(502)	68,681
Equity securities	58,101	9,823	(1,100)	66,824

	$125,020	12,087	(1,602)	135,505

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities	$405,547	3,931	(1,948)	407,530
Equity securities	33,877	22,203	(40)	56,040

	$439,424	26,134	(1,988)	463,570

	December 31, 2003
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
Fixed maturities	$4,941	118	(5)	5,054

Investment in securities at September 30, 2004 are mostly comprised of U.S. Treasury securities and obligations of U.S. government instrumentalities (54.8%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (6.1%), obligations of the government of Puerto Rico and its instrumentalities (9.2%) and obligations of states and political subdivisions (0.2%). The remaining 29.7% of the investment portfolio is comprised of corporate debt, equity securities and mutual funds.

The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available for sale or held to maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. No impairments were identified nor recognized by the Corporation during the nine-month period ended September 30, 2004.

The unrealized losses on investments were mainly caused by interest rate increases. Because the Corporation has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4) Premiums and Other Receivables

Premiums and other receivables as of September 30, 2004 and December 31, 2003 were as follows:

	(Unaudited)
	September 30,	December 31,
	2004	2003
Premiums	$40,087	37,936
Self-funded group receivables	19,123	15,790
FEHBP	8,844	7,832
Accrued interest	5,775	5,098
Reinsurance recoverable on paid losses	25,791	22,067
Other	15,315	13,783

	114,935	102,506

Less allowance for doubtful receivables:
Premiums	6,591	4,300
Other	4,565	4,715

	11,156	9,015

Total premiums and other receivables	$103,779	93,491

(5) Claim Liabilities

The activity in the total claim liabilities for the three months ended September 30, 2004 and 2003 is as follows:

	(Unaudited)
	Three months ended September 30,
	2004	2003
Claim liabilities at beginning of period	$280,388	248,097
Reinsurance recoverable on claim liabilities	(21,605)	(16,896)

Net claim liabilities at beginning of period	258,783	231,201

Incurred claims and loss-adjustment expenses:
Current period insured events	282,194	257,692
Prior period insured events	1,752	6,510

Total	283,946	264,202

Payments of losses and loss-adjustment expenses:
Current period insured events	277,953	256,751
Prior period insured events	10,057	9,706

Total	288,010	266,457

Net claim liabilities at end of period	254,719	228,946
Reinsurance recoverable on claim liabilities	22,742	18,859

Claim liabilities at end of period	$277,461	247,805

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

The activity in the total claim liabilities for the nine months ended September 30, 2004 and 2003 is as follows:

	(Unaudited)
	Nine months ended September 30,
	2004	2003
Claim liabilities at beginning of period	$247,920	244,582
Reinsurance recoverable on claim liabilities	(19,357)	(13,589)

Net claim liabilities at beginning of period	228,563	230,993

Incurred claims and loss-adjustment expenses:
Current period insured events	841,301	804,025
Prior period insured events	4,639	(9,820)

Total	845,940	794,205

Payments of losses and loss-adjustment expenses:
Current period insured events	664,276	650,105
Prior period insured events	155,508	146,147

Total	819,784	796,252

Net claim liabilities at end of period	254,719	228,946
Reinsurance recoverable on claim liabilities	22,742	18,859

Claim liabilities at end of period	$277,461	247,805

As a result of changes in estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred. The amounts in the incurred claims and loss-adjustment expenses for prior period insured events for the three months and nine months ended September 30, 2004 and the three months ended September 30, 2003 are due to an unfavorable development of the claim liabilities attributed to higher than expected cost per service and utilization trends. The credit in the incurred claims and loss-adjustment expenses for prior periods insured events for the nine months ended September 30, 2003 is due to a favorable development of the claim liabilities attributed to better than expected utilization trends.

(6) Short-Term Borrowings

Short-term borrowings consist of securities sold under agreements to repurchase that represent conventional funds received through private financial institutions. On September 30, 2004, the Corporation paid $37,000 of the agreements outstanding as of December 31, 2003. The reverse repurchase agreement outstanding at September 30, 2004 amounting to $1,700 matures in December 20, 2004 and accrues interest at London Interbank Offered Rate (LIBOR) of 2.03%.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

(7) Long-Term Borrowings

Long-term debt at September 30, 2004 and December 31, 2003 consists of the following:

	(Unaudited)
	September 30,	December 31,
	2004	2003
Senior unsecured notes payable of $50,000 due September 2019. Interest is payable semiannually at a fixed rate of 6.30%.	$50,000	—
Secured loan payable of $41,000, payable in monthly installments of $137 up to July 1, 2024, plus interest at a rate reset periodically of 100 basis points over LIBOR selected (which was 2.67% and 2.17% at September 30, 2004 and December 31, 2003, respectively).	31,277	32,370
Secured loan payable of $20,000, payable in various different installments up to August 31, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over LIBOR selected (which was 2.91% and 2.45% at September 30, 2004 and December 31, 2003, respectively).	15,000	16,005

Total long-term borrowings	$96,277	48,375

On September 30, 2004 Triple-S, Inc. (TSI), a wholly-owned subsidiary of the Corporation, issued and sold $50,000 of its 6.30% senior unsecured notes due September 2019 (the notes). The notes are unconditionally guaranteed as to payment of principal, premium, if any, and interest by the Corporation. The notes were privately placed to various institutional investors under a note purchase agreement among TSI, the Corporation and the investors. The notes pay interest semiannually beginning on March 2005, until such principal becomes due and payable. The notes contain certain covenants with which TSI and the Corporation have complied with at September 30, 2004. Debt issuance costs, which amounted to $600, were deferred and will be amortized over the term of the notes and are reported as other assets in the accompanying balance sheets.

(8) Comprehensive Income

The accumulated balances for each classification of comprehensive income are as follows:

	(Unaudited)
				Accumulated
	Unrealized	Minimum		other
	gains on	pension	Cash flow	comprehensive
	securities	liability	hedges	income
BALANCE AT JANUARY 1	$20,948	(5,822)	(367)	14,759
Net current period change	(1,136)	(2,361)	118	(3,379)

BALANCE AT SEPTEMBER 30	$19,812	(8,183)	(249)	11,380

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

(9) Income Taxes

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

On July 31, 2003, TSM and TSI executed a closing agreement with the PRTD. In general, the terms of the closing agreement established the termination of TSI’s tax exemption effective December 31, 2002. Accordingly, effective January 1, 2003 TSI is subject to Puerto Rico income taxes as an other-than-life insurance entity, as defined in the P.R. Code. The closing agreement also stipulates that TSM will pay taxes on TSI’s accumulated statutory net income, in accordance with the income recognition methodology applied by the Secretary of the Treasury in the closing agreement and the ruling mentioned above. This tax ruling established the following methodology for TSM to determine its tax liability:

•	TSI’s accumulated statutory net income while operating under the tax exemption, amounting to $132,763, was deemed distributed to TSM.

•	For tax purposes, TSM recognized TSI’s accumulated statutory net income as gross income. On this amount, TSM recognized an income tax liability amounting to $51,774, which was determined by applying a tax rate of 39% to the exempt accumulated statutory net income deemed distributed to TSM. During the second quarter of the year 2003, TSM recorded this income tax liability within the current income tax expense presented in the consolidated statements of earnings. Of this tax $37,000 was paid on July 31, 2003, the date of the closing agreement, and $14,774 was paid on April 15, 2004.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

(10) Pension Plan

The components of net periodic benefit cost for the three months ended September 30, 2004 and 2003 were as follows:

	(Unaudited)
	Three months ended September 30,
	2004	2003
Components of net periodic benefit cost:
Service cost	$1,025	908
Interest cost	961	945
Expected return on assets	(637)	(624)
Amortization of prior service cost	12	12
Amortization of actuarial loss	426	392
Settlement loss	—	1,101

Net periodic benefit cost	$1,787	2,734

The components of net periodic benefit cost for the nine months ended September 30, 2004 and 2003 were as follows:

	(Unaudited)
	Nine months ended September 30,
	2004	2003
Components of net periodic benefit cost:
Service cost	$3,095	2,724
Interest cost	2,819	2,832
Expected return on assets	(1,889)	(1,869)
Amortization of prior service cost	36	36
Amortization of actuarial loss	1,228	1,176
Settlement loss	—	3,303

Net periodic benefit cost	$5,289	8,202

Employer contributions

The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2003 that it expected to contribute $5,500 to its pension program in 2004. As of September 30, 2004, the Corporation has contributed $6,531 to the pension program. The Corporation currently anticipates contributing approximately $9,500 to fund the pension program in 2004.

(11) Net Income Available to Stockholders and Net Income per Share

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
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following table sets forth the computation of basic net income per share for the three months and nine months ended September 30, 2004 and 2003:

	(Unaudited)
	Three months ended September 30,
	2004	2003
Numerator for basic earnings per share:
Net income available to stockholders	$12,094	16,762

Denominator for basic earnings per share:
Weighted average of outstanding common shares	8,883	9,092

Basic net income per share	$1,361	1,844

	(Unaudited)
	Nine months ended September 30,
	2004	2003
Numerator for basic earnings per share:
Net income available to stockholders	$24,729	6,953

Denominator for basic earnings per share:
Weighted average of outstanding common shares	8,930	9,229

Basic net income per share	$2,769	753

(12) Contingencies

(a)	As of September 30, 2004, the Corporation is defendant in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of its legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position and results of operations of the Corporation.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock. The plaintiffs further alleged that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation and that they (the plaintiffs) were illegally excluded from participation in the sale of shares, all in violation of the Puerto Rico Insurance Code and that, consequently, the sale of shares should be annulled.

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements September 30, 2004 (Dollar amounts in thousands, except per share data) (Unaudited)

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

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, some present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s Board of Directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. While this case is still in the very early preliminary stages and has not been certified as a class action, a Motion to Dismiss has been filed by the defendants. On March 15, 2004, plaintiffs filed a response to this motion. On April 30, 2004, defendants filed a Reply in Support of Motion to Dismiss. The case is still pending before the United States District Court for the District of Puerto Rico.

(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior section, alleging, among other things, violations by the defendants of provisions of the Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the U.S. District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counter-claim and filed several motions to dismiss this claim. The case has recently been reassigned to a new judge.

(e)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all other similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and multiple other insurance companies, including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.

The individual Plaintiffs bring this action on behalf of themselves and a class of similarly situated physicians seeking redress for alleged illegal acts of the defendants which are alleged to have

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

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

However, on June 18, 2004, the Plaintiffs moved to amend the complaint to include the Colegio de Médicos Cirujanos de Puerto Rico (a compulsory association grouping all physicians in Puerto Rico), Marissel Velázquez, MD, President of the Colegio de Médicos y Cirujanos de Puerto Rico, and Andrés Meléndez, MD, as plaintiffs against TSI. Later Marissel Velázquez, MD voluntarily dismissed her complaint against TSI.

TSI, along with the other defendants, moved to dismiss the complaint under multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.

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

Management believes that TSI was made a party to this litigation for the sole reason that TSI is associated with the BCBSA. TSI, along with the other defendants, moved to dismiss the

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2004
(Dollar amounts in thousands, except per share data)
(Unaudited)

complaint under multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.

(13) Reconciliation of Net Income to Net Cash (Used in) Provided by Operating Activities

A reconciliation of net income to net cash (used in) provided by operating activities is as follows:

	(Unaudited)
	Nine months ended
	September 30,
	2004	2003
Net income	$24,729	6,953

Adjustments to reconcile net income to net cash (used in) provided by operating expenses:
Depreciation and amortization	4,101	4,285
Amortization of investment discounts	801	1,468
Accretion in value of securities	(327)	(998)
Increase in provision for doubtful receivables	2,141	148
Increase (decrease) in net deferred taxes	33	(1,015)
Gain on sale of securities	(6,985)	(7,290)
Unrealized (gain) loss of trading securities	1,868	(9,023)
Proceeds from trading securities sold:
Fixed maturities	44,196	66,319
Equity securities	19,686	18,310
Acquisition of securities in trading portfolio:
Fixed maturities	(45,595)	(84,367)
Equity securities	(32,336)	(28,183)
Loss on sale of property and equipment	(12)	(55)
(Increase) decrease in assets:
Premiums receivable	(6,496)	(4,286)
Accrued interest receivable	(677)	387
Reinsurance receivable	(3,724)	(4,681)
Other receivables	(1,532)	(1,658)
Deferred policy acquisition costs	(2,004)	(2,690)
Prepaid income tax	(4,058)	—
Other assets	(4,152)	(3,250)
Increase (decrease) in liabilities:
Claims processed and incomplete	623	(4,823)
Unreported losses	28,489	7,347
Unpaid loss-adjustment expenses	429	699
Unearned premiums	746	8,371
Individual retirement annuities	734	877
Liability to FEHBP	1,362	3,919
Accounts payable and accrued liabilities	1,198	4,823
Income tax payable	(32,222)	31,897

Net cash (used in) provided by operating activities	$(8,984)	3,484

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) for the three months and nine months ended September 30, 2004. Therefore, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2003.

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

Recent Developments

Senior Unsecured Notes

On September 30, 2004 TSI issued and sold $50.0 million of its 6.30% senior unsecured notes due September 2019 (the notes). The notes are unconditionally guaranteed as to payment of principal, premium, if any, and interest by the Corporation. The notes were privately placed to various institutional investors under a note purchase agreement among TSI, the Corporation and the investors. The notes pay interest semiannually beginning on March 2005, until such principal is becomes due and payable.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2004	2003	2004	2003
Consolidated earned premiums, net and fee revenue	$329,045	316,423	976,603	951,402

Consolidated claims incurred	$283,946	264,202	845,940	794,205
Consolidated operating expenses	40,416	37,301	122,889	115,708

Consolidated operating costs	$324,362	301,503	968,829	909,913

Consolidated loss ratio	86.3%	83.5%	86.6%	83.5%
Consolidated expense ratio	12.3%	11.8%	12.6%	12.2%

Consolidated combined ratio	98.6%	95.3%	99.2%	95.6%

Net investment income	$6,516	5,868	19,491	18,252
Realized gain on sale of securities	4,237	3,669	6,985	7,290
Unrealized gain (loss) on trading securities	(435)	(345)	(1,868)	9,023

Total consolidated net investment income	$10,318	9,192	24,608	34,565

Consolidated income tax expense	$2,617	7,106	7,217	69,763

Consolidated net income	$12,094	16,762	24,729	6,953

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Consolidated earned premiums, net and fee revenue for the three months ended September 30, 2004 increased by $12.6 million or 4.0% when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to the following:

•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial segment increased by $7.4 million, or 4.3%, during this period. An increase in the average enrollment together with increases in premium rates account for the segment’s fluctuation in earned premiums and fee revenue for the period.

•	The earned premiums, net corresponding to the Health Insurance – Healthcare Reform segment increased by $3.6 million, or 3.1%, during this period. This increase is the net result of an increase in premium rates effective July 1, 2004, adjustments to the return premiums in the 2004 and 2003 periods and a reduction in the average membership of the segment.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $1.5 million, or 7.8%, during this period. This increase is mostly reflected in the premiums written for the Dwelling and Other lines of business, net of an increase in premiums ceded and a decrease in the change in unearned premiums.

Consolidated claims incurred for the three months ended September 30, 2004 reflect an increase of $19.7 million, or 7.5%, when compared to the claims incurred for the three months ended September 30, 2003. The consolidated loss ratio reflects an increase of 2.8 percentage points during this period. This fluctuation is due to the following:

•	During the 2004 period the Health Insurance – Commercial and the Health Insurance – Healthcare Reform segments experienced higher utilization trends and an increase in costs when compared to the prior period. The increase in costs is mostly noted in the cost per service of prescription drugs and in general increases in rates to providers. The increase noted in the cost of prescription drugs is the main driver of the increase in costs experienced by these segments.

•	During the 2003 period the claims incurred of the Health Insurance –Healthcare Reform segment were affected by the favorable development of their claim liabilities, which were attributed to better than expected utilization trends.

•	The claims incurred of the Property and Casualty Insurance segment corresponding to the 2004 quarter include approximately $2.0 million of net losses from claims incurred related to the passage of Tropical Storm Jeanne through Puerto Rico.

The consolidated expense ratio for the three months ended September 30, 2004 increased by 0.5 percentage points when compared to the consolidated expense ratio for the same period of the prior year.

The consolidated income tax expense for the three months period ended September 30, 2004 decreased by $4.5 million when compared to the same period of the prior year. This decrease is mostly due to a decrease in the taxable income when comparing the third quarter of the year 2004 with the corresponding 2003 period as well as changes in the composition of deferred taxes.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The consolidated earned premiums, net and fee revenues for the nine months ended September 30, 2004 present an increase of $25.2 million, or 2.6%, when compared to the consolidated earned premiums, net and fee revenues for the same period of the prior year. This increase is mostly due to the following:

•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial segment increased by $17.3 million, or 3.3%, during this period. An increase in the average enrollment together with increases in premium rates account for the segment’s fluctuation in earned premiums and fee revenue for the period.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $5.2 million, or 9.1%, during this period. This increase is mostly reflected in the premiums written for the Dwelling, Auto Physical Damage and Other Liability lines of business, net of an increase in premiums ceded and a decrease in the change in unearned premiums. These fluctuations are basically attributed to increases in the segment’s volume of business and in the cost of reinsurance.

•	The earned premiums, net of the Health Insurance – Healthcare Reform segment increased by $4.0 million, or 1.1%, during this period. This increase is the net result of increases in premium rates, adjustments to the return premiums in the 2003 period and a reduction in the average membership of the segment.

The amount of consolidated claims incurred for the nine months ended September 30, 2004 reflect an increase of $51.7 million, or 6.5%, when compared to the claims incurred for the nine months ended September 30, 2003. The consolidated loss ratio reflects an increase of 3.1 percentage points during this period. This fluctuation is due to the following:

•	During the 2004 period the Health Insurance –Commercial and the Health Insurance – Healthcare Reform segments experienced higher utilization trends and an increase in costs when compared to the prior period. The increase in costs is mostly noted in the cost per service of prescription drugs and in general increases in rates to providers. The increase noted in the cost of prescription drugs is the main driver of the increase in costs experienced by these segments.

•	During the 2003 period the claims incurred of Health Insurance – Commercial and the Healthcare Reform segments were affected by the favorable development of their claim liabilities, which were attributed to better than expected utilization trends in that particular period.

•	The increase in claims incurred of the Property and Casualty Insurance segment corresponding to the 2004 period are mostly due to an increase in volume and to approximately $2.0 million of net losses from claims incurred related to the passage of Tropical Storm Jeanne through Puerto Rico.

The consolidated expense ratio for the nine months ended September 30, 2004 increased by 0.4 percentage points when compared to the consolidated expense ratio for the same period of the prior year.

The consolidated unrealized gain (loss) on trading securities is mostly related to investments held by the insurance segments in corporate bonds and equity securities. The consolidated unrealized loss during the 2004 period is mostly attributed to fluctuations in the market value in the portfolios held by these segments in equity securities.

The consolidated income tax expense for the nine months period ended September 30, 2004 decreased by $62.5 million when compared to the same period of the prior year. This decrease is due to the effect of the following:

•	On July 31, 2003, TSM and TSI executed a closing agreement with the Puerto Rico Treasury Department that stipulated that the statutory net income accumulated while TSI operated under the tax ruling was deemed distributed to TSM. As a result, TSM recognized an income tax expense of $51.8 million, which was recorded in the second quarter of the year 2003.

•	A decrease in taxable income during the 2004 period that consequently reduced the consolidated income tax expense.

Health Insurance – Commercial Program Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2004	2003	2004	2003
Average enrollment:
Corporate accounts	303,087	304,380	302,926	306,195
Self-funded employers	144,921	129,229	139,224	128,644
Individual accounts	84,647	84,841	84,687	84,287
Federal employees	51,199	53,909	52,285	54,129
Local government employees	38,613	42,842	41,459	43,283

Total enrollment	622,467	615,201	620,581	616,538

Earned premiums	$178,813	172,335	533,824	517,411
Amounts attributable to self-funded arrangements	46,301	40,957	135,876	121,294
Less: Amounts attributable to claims under self-funded arrangements	(42,925)	(38,410)	(125,992)	(112,960)

Earned premiums and fee revenue	$182,189	174,882	543,708	525,745

Claims incurred	$157,186	143,576	473,042	436,297
Operating expenses	23,209	19,586	67,822	62,606

Total underwriting costs	$180,395	163,162	540,864	498,903

Underwriting income	$1,794	11,720	2,844	26,842

Loss ratio	86.3%	82.1%	87.0%	83.0%
Expense ratio	12.7%	11.2%	12.5%	11.9%

Combined ratio	99.0%	93.3%	99.5%	94.9%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Earned premiums and fee revenue for the three months ended September 30, 2004 reflects an increase of $7.3 million, or 4.2%, when compared to the earned premiums and fee revenue for the three months ended September 30, 2003. This increase is the result of the following:

•	Average enrollment as of September 30, 2004 increased by 7,266 members, or 1.2%, when compared to the enrollment as of the same period of 2003. The increase in average enrollment is mostly reflected in Self-funded employers business, which membership increased by 15,692 members, or 12.1%, during this period. The average enrollment of the Local government employees and Federal employees businesses reflect a decrease in membership of 4,229, or 9.9%, and 2,710, or 5.0%, during this period, respectively.

•	The segment monitors premium rates to ensure adequate premium rates that cover actual claims trends. Increases in premium rates combined with an increase in Self funded employers have contributed to the increase experienced in the earned premiums and fee revenue for the period.

Claims incurred during the three months ended September 30, 2004 increased by $13.6 million, or 9.5%, when compared to the same period in 2003. The segment’s loss ratio for the three months ended September 30, 2004 increased by 4.2 percentage points when compared to the loss ratio for the three months ended September 30, 2003. These fluctuations are attributed to an increase in trends during the 2004 quarter, particularly in the cost per service and in the utilization of services when compared to the same period of the prior year. The increase in costs is mostly noted in the cost per service of prescription drugs and in general increases in rates to providers. The increase noted in the cost of prescription drugs is the main driver of the increase in costs experienced by the segment. For this segment, cost containment initiatives have been put in place to maintain cost and utilization trends at levels consistent with pricing and margin objectives.

The operating expenses for the three months ended September 30, 2004 reflect an increase of $3.6 million, or 18.5%, when compared to the three months ended September 30, 2003. This increase is due to the normal inflationary effect in operating costs in addition to increases in the following line items: salaries, commissions, professional services, data processing, advertising and provision for bad debt. The expense ratio for the three months ended September 30, 2004 experienced an increase of 1.5 percentage points compared to the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Earned premiums and fee revenue for the nine months ended September 30, 2004 reflects an increase of $18.0 million, or 3.4%, when compared to the earned premiums and fee revenue for the nine months ended September 30, 2003. This increase is the result of the following:

•	Average enrollment as of September 30, 2004 increased by 4,043 members, or 0.7%, when compared to the enrollment as for the same period of 2003. The increase in average enrollment is mostly reflected in the Self-funded employers business, which membership increased by 10,580 members, or 8.2%, during this period. The average enrollment of the Corporate Accounts, Federal employees and Local Government employees businesses reflects a decrease in membership of 3,269, or 1.1%, 1,844, or 3.4%, and 1,824, or 4.2%, during this period, respectively.

•	The segment monitors premium rates to ensure adequate premium rates that cover actual claims trends. Increases in premium rates combined with an increase in the average membership of the self funded employers business, have mitigated the effect of the decrease in average membership of other lines of business in the earned premiums and fee revenue for the period.

Claims incurred during the nine months ended September 30, 2004 increased by $36.7 million, or 8.4%, when compared to the same period in 2003. The segment’s loss ratio for the nine months ended September 30, 2004 increased by 4.0 percentage points when compared to the loss ratio for the nine months ended September 30, 2003. This increase is attributed to an increase in trends during the year 2004, particularly in the cost per service and in the utilization services when compared to the prior year. The increase in costs is mostly noted in the cost per service of prescription drugs and in general increases in rates to providers. The increase noted in the cost of prescription drugs is the main driver of the increase in costs experienced by the segment. For this segment, cost containment initiatives have been put in place in order to maintain cost and utilization trends at levels consistent with pricing and margin objectives. In addition, during the 2003 period the claims incurred of the segment were affected by the favorable development of its claim liabilities, which were attributed to better than expected utilization trends in that particular period.

The operating expenses for the nine months ended September 30, 2004 reflect an increase of $5.2 million, or 8.3%, when compared to the operating expenses for the nine months ended September 30, 2003. This increase is due to the normal inflationary effect in operating costs in addition to increases in the following line items: salaries, commissions, professional services, data processing, provision for bad debts and legal services. The expense ratio for the nine months ended September 30, 2004 presents an increase of 0.6 percentage points when compared to the ratio for the nine months ended September 30, 2003.

Health Insurance – Healthcare Reform Program Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2004	2003	2004	2003
Average enrollment:
North area	231,610	234,078	233,063	237,699
Metro-north area	216,093	223,794	217,831	225,987
Southwest area	162,783	166,941	164,744	169,119

	610,486	624,813	615,638	632,805

Earned premiums	$121,980	118,367	360,979	357,014

Claims incurred	$111,141	107,296	329,961	320,249
Operating expenses	8,618	8,783	26,420	25,529

Total underwriting costs	$119,759	116,079	356,381	345,778

Underwriting income	$2,221	2,288	4,598	11,236

Loss ratio	91.1%	90.6%	91.4%	89.7%
Expense ratio	7.1%	7.4%	7.3%	7.2%

Combined ratio	98.2%	98.1%	98.7%	96.9%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Earned premiums of the Healthcare Reform segment for the three months ended September 30, 2004 increased by $3.6 million, or 3.1%, when compared to the same period of last year. This increase is the result of the net effect of the following:

•	Premium rates were increased by approximately 4.4% during the Healthcare Reform contract renegotiation process for the twelve-month period ending on June 30, 2005. The increase in premium rates was effective July 1, 2004.

•	The average monthly enrollment for this segment decreased by 14,327 insureds, or 2.3%, when comparing the average enrollment for the three months ended September 30, 2004 with the average enrollment for the three months ended September 30, 2003. This decrease is attributed to the continuous review and screening performed by the Government of Puerto Rico over the persons eligible to participate in the Healthcare Reform.

•	The earned premiums for the three months ended September 30, 2004 and 2003 include an adjustment decreasing premiums by approximately $600 thousand and $1.8 million, respectively. This represents an adjustment to premiums to be returned to the Administración de Seguros de Salud de Puerto Rico (ASES, by its Spanish acronym), which is the government agency that administers the Healthcare Reform. As mentioned in previous filings with the United States Securities and Exchange Commission, the Healthcare Reform contracts include a provision where if the net income for any given contract year exceeds 2.5% of earned premiums, the insurance companies have to return 75.0% of this excess to ASES.

Claims incurred during the three months ended September 30, 2004 reflect an increase of $3.8 million, or 3.6%, when compared to the three months ended September 30, 2003. The loss ratio increased by 0.5 percentage points when comparing the 2004 period with the 2003 period. This fluctuation results mostly from higher utilization trends experienced during the three months ended September 30, 2004. In addition, during the 2003 period the claims incurred of the segment were affected by the favorable development of its claim liabilities, which were attributed to better than expected utilization trends in that particular period.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Earned premiums for the nine months ended September 30, 2004 present an increase of $4.0 million, or 2.7%, when compared to the earned premiums for the nine months ended September 30, 2003. This increase is due to the net effect of the following:

•	Effective July 1, 2004, premium rates were increased by approximately 4.4% during the Healthcare Reform contract renegotiation process for the twelve-month period ending on June 30, 2005. In addition, there was a premium rates increase of 4.2% that was effective on July 1, 2003.

•	In the nine months ended September 30, 2003 the segment increased premiums by approximately $2.3 million when adjusting the amount recorded as return premiums to ASES. During the nine-month period ended September 30, 2004 the return premium adjustment recorded by the segment decreased premiums by $200 thousand.

•	The average monthly enrollment for this segment decreased by 17,167 insureds, or 2.7%, when comparing the average enrollment for the nine months ended September 30, 2004 with the average enrollment for the nine months ended September 30, 2003. This decrease is attributed to the continuous review and screening performed by the Government of Puerto Rico over the persons eligible to participate in the Healthcare Reform.

Claims incurred during the nine months ended September 30, 2004 increased by $9.7 million, or 3.0%, when compared to the claims incurred for the same period of 2003. The loss ratio increased by 1.7 percentage points when comparing the 2004 period with the 2003 period. This fluctuation results mostly from higher utilization trends experienced during the nine months ended September 30, 2004. In addition, during the 2003 period the claims incurred of the segment were affected by the favorable development of its claim liabilities, which were attributed to better than expected utilization trends in that particular period.

Operating expenses for the nine months ended September 30, 2004 increased by $891 thousand, or 3.5%, when compared to the operating expenses for the nine months ended September 30, 2003. The expense ratio increased by 0.1 percentage points during the same period. This increase is due to the normal inflationary effect in operational costs.

Property and Casualty Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2004	2003	2004	2003
Premiums written:
Commercial multiperil	$13,286	14,709	38,806	40,342
Dwelling	8,150	5,988	21,686	17,493
Auto physical damage	4,961	4,652	13,852	11,645
Commercial auto liability	4,130	4,218	10,813	10,142
Other liability	2,379	2,126	6,860	5,532
Medical malpractice	2,808	2,569	5,325	4,902
Other	2,690	1,707	6,938	6,163

Total premiums written	38,404	35,969	104,280	96,219

Premiums ceded	(14,182)	(11,658)	(39,912)	(31,843)
Change in unearned premiums	(2,665)	(4,309)	(1,819)	(7,067)

Net premiums earned	$21,557	20,002	62,549	57,309

Claims incurred	$13,007	10,325	34,135	30,780
Operating expenses	8,469	9,043	27,897	26,528

Total underwriting costs	$21,476	19,368	62,032	57,308

Underwriting income	$81	634	517	1

Loss ratio	60.3%	51.6%	54.6%	53.7%
Expense ratio	39.3%	45.2%	44.6%	46.3%

Combined ratio	99.6%	96.8%	99.2%	100.0%

PC to PW ratio	36.9%	32.4%	38.3%	33.1%

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Total premiums written for the three months ended September 30, 2004 increased by $2.4 million, or 6.8%, when compared to the three months ended September 30, 2003. This fluctuation is mostly due to an increase in the volume of the premiums written in the Dwelling and the Other lines of business, which experienced an increase in premiums of $2.2 million, or 36.1%, and $983 thousand, or 57.6%, during this period, respectively. The current market is characterized by strong and aggressive competition with premium rates at levels similar or below those of prior year. Continuous efforts through partnerships with financial institutions have contributed to the increased volume of the Dwelling business. The Commercial Auto and General Liability have also been targeted for growth in new business.

Premiums ceded to reinsurers during the three months ended September 30, 2004 increased by $2.5 million, or 21.7%, when compared to the same period for the prior year. The ratio of premiums ceded to premiums written reflects an increase of 4.5 percentage points, from 32.4% in the 2003 period to 36.9% in the 2004 period. This fluctuation is mainly due to the cancellation of a property surplus treaty during the third quarter of 2003, which propitiated a reinsurance portfolio transfer that had the effect of decreasing premiums ceded for the period. The decrease in the change in unearned premiums of $1.6 million is also primarily due to the effect of the incoming reinsurance portfolio transfer done during the third quarter of the year 2003 and as well as to a change in the mix of the business subscribed.

Claims incurred reflect an increment of $2.7 million, or 26.0% when compared to the three months ended September 30, 2003. The loss ratio experienced an increase of 8.7 percentage points during the three months period ended September 30, 2004 as compared to the same period of the prior year. In September 2004, Puerto Rico was hit by Tropical Storm Jeanne causing considerable losses in many areas, which resulted in net losses of $2.0 million.

The operating expenses for the three months ended September 30, 2004 decreased by $574 thousand, or 6.3%, when compared to the operating expenses for the three months ended September 30, 2003. The expense ratio decreased by 5.9 percentage points during this period. The fluctuation in the total operating expenses and the expense ratio during this period is mainly due to the fact that during the third quarter of the 2004 period, the segment recorded an experience refund that was received from the Compulsory Vehicle Liability Insurance Joint Underwriting Association. This refund, amounting to $840 thousand, was recorded as a decrease to the operating expenses for the period. The experience refund from the Compulsory Vehicle Liability Insurance Joint Underwriting Association corresponding to the year 2003 was received during the second quarter of that year.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Total premiums written for the nine months ended September 30, 2004 increased by $8.1 million, or 8.4%, when compared to the nine months period ended September 30, 2003. This fluctuation is mostly due to an increase in the volume of the premiums written for the dwelling, auto physical damage and other liability lines of business, which experienced an increase in premiums of $4.1 million, or 24.0%, $2.2 million, or 19.0%, and $1.3 million, or 24.0%, during this period, respectively. The strengthening of business relationships with financial institutions has resulted in additional growth in the dwelling line of business. Commercial auto, including auto physical damage coverage, as well as the other liability lines of business have been targeted for growth in new business.

Premiums ceded to reinsurers during the nine months ended September 30, 2004 increased by $8.1 million, or 25.3%, when compared to the same period for the prior year. The ratio of premiums ceded to premiums written reflects an increase of 5.2 percentage points, from 33.1% as of September 30, 2003 to 38.3% as of September 30, 2004. The increase in the premiums ceded to premiums written ratio is due to the following:

•	The amount of premiums ceded for the nine months ended September 30, 2003 was reduced as a result of the cancellation of the property surplus treaty. This cancellation resulted in a reinsurance portfolio transfer resulting in a net incoming business and a reduction in the amount of premiums ceded.

•	During the 2003 period the segment increased its retention in the personal lines quota share treaty from 70% to 95%. In addition, as a result of the increased retention, the segment received an incoming reinsurance portfolio transfer causing a reduction in the premiums ceded for the nine months ended September 30, 2003.

•	Increased catastrophe reinsurance costs during 2004.

The decrease in the change in unearned premiums of $5.2 million is also primarily due to the effect of the reinsurance portfolio transfers done during the 2003 period and as well as to a change in the mix of the business subscribed.

Claims incurred increased by $3.3 million, or 10.9%, when comparing the claims incurred for the nine months ended September 30, 2004 to the claims incurred for the same period in 2003. The loss ratio experienced an increase of 0.9 percentage points during this period. These fluctuations are attributed to approximately $2.0 million of net losses incurred from the passing of Tropical Storm Jeanne during the third quarter of 2004 as well as to the segment’s increased volume of business.

The operating expenses for the nine months ended September 30, 2004 increased by $1.4 million, or 5.2%, when compared to the operating expenses for the nine months ended September 30, 2003. The expense ratio decreased by 1.7 percentage point during this period. The fluctuation in the total operating expenses and the expense ratio during this period is attributed to the segment’s increased volume of business and to the effect of the following:

•	During the second quarter of 2004, the segment recorded a guaranty fund assessment to cover liabilities of insolvent companies. This assessment, which amounted to $871 thousand, was charged to operations during this period.

•	The experience refund received from the Compulsory Vehicle Liability Insurance Joint Underwriting Association increased $233 thousand, from $638 thousand during the 2003 period to $840 thousand during the 2004 period. This refund is recorded as a decrease to the operating expenses for the period.

Liquidity and Capital Resources

Cash Flows

The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.

As of September 30, 2004 and December 31, 2003, the Corporation’s cash and cash equivalents amounted to $63.7 million and $48.3 million, respectively. The sources of funds available to meet the requirements of the Corporation’s operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.

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

Net cash flows (used in) provided by operating activities amounted to $(9.0) million and $3.5 million for the nine months ended September 30, 2004 and 2003, respectively, a decrease of $12.5 million. This decrease in cash flows from operating activities is mainly attributed to the net effect of the following:

•	The amount of claims, losses and benefits paid for the nine months ended September 30, 2004 reflect an increase of $25.4 million when compared with the nine months ended September 30, 2003. The increase in the amount of claims, losses and benefits paid is mostly the result of the segments’ increased volume of business as well as to increased utilization trends in both Health Insurance segments.

•	The payments to suppliers and employees increased by $9.7 million when comparing the amount paid during the 2004 and 2003 periods. This increase is basically attributed to additional commission expense generated from the acquisition of new business and general operating expenses.

•	The contingency reserve funds payment from the Federal Employee Health Benefit Plan decreased by $7.8 million when comparing the amount collected during the nine months ended September 30, 2004 with the amount collected during the same period for 2003.

•	The amount of income taxes paid increased by $4.6 million when comparing payments made in the 2004 and 2003 periods. The 2004 period includes the payment of the last installment of the $51.8 million income tax liability of the closing agreement with the Puerto Rico Treasury Department upon the termination of TSI’s tax exemption. The first installment of $37.0 million was made on July 31, 2003 and the second and final installment, amounting to $14.8 million, was made on April 15, 2004. In addition, during 2004 TSI made a payment of $17.8 million corresponding to its income tax liability for the year 2003 and estimated tax payments amounting to $9.5 million corresponding to the year 2004.

•	Premiums collected increased by $21.5 million when comparing collections during the nine months ended September 30, 2004 with collections for the nine months ended September 30, 2003. This increase is mostly related to the increased volume of business and increases in premium rates of the operating segments.

•	The net acquisition of investments in the trading portfolio decreased by $13.9 million for the nine months ended September 30, 2004, when compared to the nine months ended September 30, 2003.

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

Net cash flows used in investing activities amounted to $(670) thousand and $(42.0) million for the nine months ended September 30, 2004 and 2003, respectively. The decrease in the cash flows used in investing activities during this period is attributed to a reduction in the amount of investment proceeds that was reinvested. During the nine months ended September 30, 2004 and 2003 total acquisition of investments exceeded the proceeds from investments sold or matured by $1.1 million and $38.8 million, respectively.

Cash Flows from Financing Activities

Net cash flows provided by financing activities amounted to $25.0 million and $48.2 million for the nine months ended September 30, 2004 and 2003, respectively. The decrease of $23.2 million when compared to the same period of the prior year is mainly due to the combined effect of the following:

•	Debt payments increased by $38.0 million during the nine months period ended September 30, 2004 when compared to the payments made in the 2003 period. This increase is due to the payment of short-term borrowings amounting to $37.0 on September 30, 2004 as well as to the scheduled payment of $1.0 million that was done on one of the credit agreements. Payments for this credit agreement are made annually on or before August 1st.

•	The net proceeds from individual retirement annuities were $2.6 million lower during the nine months ended September 30, 2004 than during the nine months ended September 30, 2003.

•	The change in outstanding checks in excess of bank balances reflects an increase of $4.4 million during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The amount of checks in excess of bank balances represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

•	During the nine months ended September 30, 2004 the Corporation received proceeds from the issuance of the senior unsecured notes amounting to $50.0 million. During the 2003 period the Corporation received $37.0 million from the issuance of short-term borrowings. This represents an increase of $13.0 million in the amount of proceeds received from the issuance of debt.

Financing and Financing Capacity

The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of September 30, 2004, the Corporation had $227.5 million in available credit on these agreements. Outstanding short-term borrowings as of September 30, 2004 amount to $1.7 million. The amount due under outstanding short-term borrowings is expected to be paid out of the operating and investing cash flows of the Corporation.

On September 30, 2004 TSI issued and sold $50.0 million of its 6.30% senior unsecured notes due September 2019 (the notes). The notes are unconditionally guaranteed as to payment of principal, premium, if any, and interest by the Corporation. The notes were privately placed to various institutional investors under a note purchase agreement among TSI, the Corporation and the investors. The notes pay interest semiannually beginning on March 2005, until such principal is becomes due and payable. The notes contain certain covenants with which TSI and the Corporation have complied with at September 30, 2004. Most of the proceeds obtained from this issuance were used to repay $37.0 million of short-term borrowings made by TSI. The remaining proceeds were used for general business purposes.

In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates based on the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of September 30, 2004, the two credit agreements have an outstanding balance of $31.3 million and $15.0 million. These credit agreements contain several restrictive covenants, including, but not limited to, the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of September 30, 2004, management believes the Corporation is in compliance with these covenants. Further details regarding these credit agreements are incorporated by reference to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s December 31, 2003 of the Corporation’s Annual Report on Form 10-K.

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

Item 4. Controls and Procedures

The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2004. There were no significant changes in the Corporation’s disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.

Part II – Other Information

Item 1. Legal Proceedings

(a)	As of September 30, 2004, the Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock. The plaintiffs further alleged that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation and that they (the plaintiffs) were illegally excluded from participation in the sale of shares, all in violation of the Puerto Rico Insurance Code and that, consequently, the sale of shares should be annulled.

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

On October 2002, the Court of Appeals issued an order requiring the Commissioner of Insurance to order a meeting of stockholders to ratify TSI’s corporate reorganization and the change of name of TSI from “Seguros de Servicio de Salud de Puerto Rico, Inc.” to “Triple-S, Inc.” TSI and TSM’s filed motions of reconsideration. The Puerto Rico’s Circuit Court of Appeals granted said motions on May 18, 2003. The Circuit Court held that the Commissioner of Insurance had the authority to waive the requirement that a referendum be held to ratify TSI’s reorganization and that therefore the reorganization of TSI was approved by the stockholders, inasmuch as the votes pertaining to the 1,582 shares annulled were not decisive.

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

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, some present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s Board of Directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. While this case is still in the very early preliminary stages and has not been certified as a class action, a Motion to Dismiss has been filed by the defendants. On March 15, 2004, plaintiffs filed a response to this motion. On April 30, 2004, defendants filed a Reply in Support of Motion to Dismiss. The case is still pending before the United States District Court for the District of Puerto Rico.

(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior section, alleging, among other things, violations by the defendants of provisions of the Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the U.S. District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counter-claim and filed several motions to dismiss this claim. The case has recently been reassigned to a new judge.

(e)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all other similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and multiple other insurance companies, including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.

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

However, on June 18, 2004, the Plaintiffs moved to amend the complaint to include the Colegio de Médicos Cirujanos de Puerto Rico (a compulsory association grouping all physicians in Puerto Rico), Marissel Velázquez, MD, President of the Colegio de Médicos Cirujanos de Puerto Rico, and Andrés Meléndez, MD, as plaintiffs against TSI. Later, on August 2004, Marissel Velázquez, MD voluntarily dismissed her complaint against TSI.

TSI, along with the other defendants, moved to dismiss the complaint under multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.

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

Management believes that TSI was made a party to this litigation for the sole reason that TSI is associated with the BCBSA. TSI, along with the other defendants moved to dismiss the complaint under multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Recently, Mr. José Davison Lampón, Esq., member of the Board of Directors (the Board) of the Corporation and several of the Board’s Committees, including the Audit Committee, passed away. Since Mr. Davison Lampón was considered a member of the Board representative of the community, upon his passing a Board vacancy arose, leaving the Board with nine directors that are representatives of the community and nine directors that are physicians or dentists. In accordance with Article 8-2 of the By-laws of the Corporation, steps have been taken to fill this vacancy as soon as possible.

Item 6. Exhibits

(a)	Exhibits:

Exhibit 11 Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and nine months ended September 30, 2004 and 2003 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

Exhibit 12 Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and nine months ended September 30, 2004 and 2003 has been omitted as the detail necessary to determine the computation of the loss ratio, expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation Registrant

Date: November 12, 2004	By:	/s/ Ramón M. Ruiz-Comas

Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date: November 12, 2004	By:	/s/ Juan J. Román

Juan J. Román, CPA
Vice President of Finance
and Chief Financial Officer