Form 10-K
period 2004-12-31
TRIPLE-S MANAGEMENT CORP
filed 2005-03-29
CIK 1171662

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2004 was $356,160. *

The number of shares outstanding of the registrant’s common stock as of March 15, 2005 was 8,904.

The Articles of Incorporation of Triple-S Management Corporation (TSM) provide for redemption of the common stock of TSM at the original amount paid by the shareholder. There is no established public trading market for TSM’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 25, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Triple-S Management Corporation

FORM 10-K

For The Fiscal Year Ended December 31, 2004

Part I

Item 1. Business.

General Description of Business and Recent Developments

Triple-S Management Corporation (TSM) is incorporated under the laws of the Commonwealth of Puerto Rico. It is the holding company of several entities, through which it offers a wide range of insurance products and services. These products and services are offered through the following TSM wholly-owned subsidiaries:

•	Triple-S, Inc. (TSI), a health insurance company serving two major segments: the Commercial Program and the Commonwealth of Puerto Rico Health Reform Program (the Reform);

•	Seguros Triple-S, Inc. (STS), a property and casualty insurance company; and

•	Seguros de Vida Triple-S, Inc. (SVTS), a life and disability insurance and annuity products company.

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

In addition to the insurance subsidiaries mentioned above, TSM has the following other wholly-owned subsidiaries: Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TCI). ISI provides data processing services to Triple-S Management Corporation and its subsidiaries (the Corporation). TCI is currently engaged as the third-party administrator in the administration of the Corporation’s Reform segment described under “Health Insurance – Reform Segment”. It also provides healthcare advisory services to TSI and other health-related services.

All of the premiums generated by the insurance subsidiaries are generated from customers within Puerto Rico. In addition, long-lived assets, other than financial instruments, including deferred policy acquisition costs and deferred tax assets of the Corporation, are located in Puerto Rico.

TSI was exempt through 2002 from Puerto Rico income taxes under a ruling issued by the Department of the Treasury. On June 18, 2003, the Department of the Treasury notified the TSM and TSI that the ruling recognizing TSI’s exemption was terminated effective December 31, 2002. The termination of the ruling responded to a new public policy set by the Department of the Treasury according to which tax exemptions under Section 1101(6) of the Puerto Rico Internal Revenue Code of 1994 (the P.R. Code), as amended, will not apply to corporations organized as for-profit, which is TSI’s case.

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

applying a tax rate of 39% to the exempt accumulated statutory net income deemed distributed to TSM. This income tax liability was recorded by TSM within the current income tax expense in the 2003 consolidated statements of earnings. Of this tax $37.0 million were paid on July 31, 2003, the date of the closing agreement, and $14.8 million on April 15, 2004.

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

The amount of TSM’s net income available for distribution to stockholders had excluded TSI’s results of operations for the year 2002 and prior years due to a prohibition on declaring dividends contained in the tax exemption ruling. Since TSI’s tax exemption ended effective December 31, 2002, its earnings are now available for distribution to TSM’s stockholders.

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

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K and other publicly available documents of TSM may include statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things, statements concerning the financial condition, results of operations and business of the Corporation. These statements are not historical, but instead represent TSM’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of the Corporation’s control. These statements may address, among other things, future financial results, strategy for growth, and market position. It is possible that the Corporation’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. The factors that could cause actual results to differ from those in the forward-looking statements are discussed throughout this Form 10-K. TSM is not under any obligation to update or alter any forward-looking statement (and expressly disclaims any such obligations), whether as a result of new information, future events or otherwise. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, rising healthcare costs, business conditions and competition in the different insurance segments, government action and other regulatory issues.

Puerto Rico’s Economy

Key economic indicators published by the government of Puerto Rico for 2003, latest official figures published, suggested that the economy had begun a slow recovery during that year. The indicators published by the government for 2003 presented a growth in the local economy of 0.3%, after three years of economic slowdown. This recovery appears to have gained strength during 2004 but a slower pace than anticipated. In February 2004, the government forecasted that during 2004 the economy would grow by approximately 2.9% which, even when higher than the growth during 2003, is still lower than the growth experienced prior to the 2002 recession. The government’s forecast for 2005 projects an increase in economic growth of approximately 2.7%. The sluggish performance of the Puerto Rico economy during the last several years is due to many factors. First, the slow growth of the United States economy in past years has had a direct impact on the Puerto Rican economy. On a local level, the fiscal crisis of the government of Puerto Rico has led to tax increases and the postponement of several tax-cut measures, which is not only a discouraging factor for economic growth but also creates doubts that tend to slow investments. In addition, due to the fiscal crisis, the government of Puerto Rico is immersed in an analysis of different alternatives to increase its revenues, including the possibility of a tax reform. The real growth rate of the economy in Puerto Rico will be directly affected by the expected U.S. economy growth.

The overall growth of the U.S. economy is the most important variable exerting an impact on Puerto Rico’s economy. The U. S. government reported that its economy grew 4.4% during 2004, following a growth of 3.0% during 2003. The economic growth experienced is the fastest since 1999. The economists believe that the U.S. economy will keep growing at a solid pace in 2005, but at lower rates than during the extraordinary expansion of the second half of the nineties. Even with the apparent rebound in the economy, rising interest rates, the possibility of another terrorist attack, continuing concerns with international politics and corporate and accounting irregularities might damper the economic rebound in the U.S. and Puerto Rico economies.

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

Natural disasters, which have affected Puerto Rico greatly over the past ten years, have prompted local government to create property and casualty insurance reserves through legislation in order to provide coverage for catastrophic events. The auto insurance market has also been affected by government regulation, with the Compulsory Auto Insurance Law, which was passed in 1995. This law requires vehicle owners to maintain a minimum of $3,000 in public liability insurance. Additionally, the healthcare insurance sector has experienced significant changes in the past ten years due to the implementation of the Reform Program (the Program). This Program provides healthcare coverage to Puerto Rico’s medically indigent population (as defined by the law), estimated at over 1.3 million lives as of December 31, 2004.

The Corporation is the leader in the insurance industry in Puerto Rico, as measured by the share of its consolidated premiums of the total insurance premiums subscribed in Puerto Rico. The Corporation’s health insurance company, TSI, is the leader in the health insurance industry. TSI’s participation in the health insurance industry, considering both the Commercial and Reform segments, provide this subsidiary with a market share of approximately 34.8% as of December 31, 2004. The property and casualty and the life insurance subsidiaries also have important positions in their respective markets. As of December 31, 2004, STS had a market share of approximately 7.9% in the property and casualty insurance industry in Puerto Rico. During 2003 SVTS had a market share of approximately 18.0% in the group life insurance market in Puerto Rico.

Almost all of the Corporation’s business is done within Puerto Rico and as such, it is subject to the risks associated with Puerto Rico’s economy and its geographic location.

The operations of the Corporation are conducted principally through three business segments, which are identified according to the type of insurance products offered. These segments and a description of their respective operations are as follows:

Health Insurance – Commercial Segment

The Corporation participates in the commercial health insurance marketplace through TSI. Total premiums in the Commercial segment represented 55.4%, 55.0% and 54.6% of the Corporation’s consolidated total premiums for the years 2004, 2003 and 2002, respectively.

TSI is a Blue Cross and Blue Shield Association large-affiliated licensee, which allows TSI to use the Blue Shield brand in Puerto Rico. TSI’s participation in the health insurance industry with the Commercial and Reform segments provide this subsidiary with a market share of approximately 34.8% as of December 31, 2004. TSI offers a variety of health insurance products, and is the leader by market share in almost every health insurance market sector, as measured by the share of premiums subscribed. Its market share is more than double that of its nearest competitor (Medical Card Systems, which has a market share of approximately 15.1%) and is three times larger than that of its second nearest competitor (Humana, which has a market share of approximately 11.6%). In addition to the Reform segment described below, TSI offers its products to five distinct market sectors in Puerto Rico. During 2004, TSI had the following market share within each sector: Corporate Accounts (groups), 43.3%; Federal Employees, 99.2%; Local Government Employees, 8.1%; Individual Accounts, 56.5%; and approximately 68.7% in the Medicare supplemental sector. Within the Corporate Accounts sector, employer groups may choose various funding options ranging from fully insured to self-funded financial arrangements. While self-funded clients participate in TSI’s networks, the clients bear the claims risk. Through a contract with the United States Office of Personnel Management (OPM), TSI provides health benefits to federal employees in Puerto Rico under the Federal Employees Health Benefits Program. This contract is subject to termination in the event of a noncompliance not corrected to the satisfaction of OPM. TSI also provides health insurance coverage to certain employees of the government of Puerto Rico and its instrumentalities.

Earned premium revenue related to government of Puerto Rico health plans amounted to $67.1 million, $65.9 million and $64.6 million for the three years ended December 31, 2004, 2003 and 2002, respectively. In addition, TSI processes and pays claims as carrier for the Medicare – Part B Program in Puerto Rico and the United States Virgin Islands. As a carrier for Medicare-Part B, TSI allocates operating expenses to determine reimbursement due for services rendered in accordance with the contract.

TSI’s premiums are generated from customers within Puerto Rico. The premiums for the Commercial segment are mainly originated through TSI’s internal sales force and a network of brokers and independent agents. For purposes of segment reporting, the Reform sector is considered a different segment and is separately analyzed. (See “Health Insurance –Reform Segment”.)

TSI’s business is subject to changing federal and local legal, legislative and regulatory environments. Some of the more significant current issues that may affect TSI’s business include:

•	efforts to expand the tort liability of health plans,

•	initiatives to increase healthcare regulation,

•	local government initiatives for mandatory benefits,

•	Medicare reform legislation.

The U.S. Congress continues to debate legislation containing various patient protection initiatives, including provisions that could expose insurance companies to economic damages, and certain punitive damages, for making a determination denying benefits or for delaying members’ receipt of benefits as well as for other coverage determinations. This situation is also an issue at the local level. Given the political process, it is not possible to determine whether any federal and/or local legislation or regulation will be enacted into law in 2005 or what form any such legislation might take.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA) became law in December 2003. With this Act the Federal government, through the Centers for Medicare and Medicaid Services (CMS), will replace the current Title 18 fiscal intermediary (FI) and carrier contracts with competitively procured contracts that conform to the Federal Acquisition Regulation under the new Medicare Administrative Contractor (MAC) contracting authority. CMS has six years, between 2006 and 2011, to complete the transition of Medicare fee-for-service claims processing activities from the FI’s and carriers to the MAC’s. TSI is currently engaged in the analysis and evaluation of this transition process and the effect that it may have in the existing organizational structure as a Medicare carrier.

Title II of MMA established the Medicare Advantage Program, one of the most significant elements in the Medicare reform, which will have a significant impact in the local and national healthcare industry. Under this Title, and subject to a certification process from CMS, private healthcare organizations will be able to provided medical services to the Medicare program beneficiaries. On November 2004, TSI was certified by CMS as a Medicare Advantage Preferred Provider Organization (PPO), being at this time, the only PPO certified in Puerto Rico. TSI’s Medicare Advantage Program, known as Medicare Optimo, was successfully launched in January 2005.

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

HHS has released rules mandating the use of new standard formats with respect to certain health care transactions (e.g. health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules requiring the use of standardized code sets and unique identifiers by employers and providers. TSI was required to comply with the transactions and code set standards by October 16, 2003 and with the employer identifier rules by July 2004 and believes that it has met all relevant requirements. TSI is required to comply with provider identifier rules by May 2007.

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

The most significant challenge facing the healthcare industry continues to be the raising trend of healthcare costs, driven by the direct and indirect effect of legislative and regulatory actions. Insurance companies are focused in developing programs and new strategies that consider a combination of competitive premium pricing to sustain market share and cost reduction initiatives to achieve a satisfactory yield in the healthcare cost inflation scenario. Recently developed models strive for new products that essentially shift costs, and therefore the burden of decision making to the consumer. These new products, through higher deductible and co-payments, try to create consumer’s awareness and control the use of medical services. The development and consistent self-improvement of effectively-designed benefit management programs has become more relevant to the insurance industry profitability model. These trends have caused the health insurance industry to adopt strategies that emphasize benefits management (such as a defined contribution product) and to move away from more restrictive medical management strategies (such as the pre-authorization of certain procedures).

During past years, and as a result of increases in claims costs, TSI implemented procedures to assure that all its businesses are priced with adequate premium rates that reflect the actual claims trend of each particular business. In spite of this, TSI has achieved and exceeded projected retention rates. The retention rate, which is the percentage of existing business retained in the renewal process, was 95.7% in 2004, 95.0% in 2003, and 94.4% in 2002. In addition, TSI has maintained its overall market share during the last three years.

TSI has established healthcare management program strategies that seek to control claims costs while striving to fulfill the needs of highly informed and demanding healthcare consumers. Among these strategies is the implementation of disease and case management programs. These programs empower consumers by providing them with education and engaging them in actively maintaining or improving their own health. Early identification of patients and inter-program referrals are the milestones of these programs, which provide for integrated and optimal service. Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as: a 24-hour telephone based triage and health information service; an employee assistance program; and, the promotion of evidence-based protocols and patient safety programs among our providers. TSI has also implemented a hospital concurrent review program, the goal of which is to monitor the appropriateness of high admission rate diagnoses and high cost stays. To stem the rising tide in pharmacy benefit costs, TSI has implemented a three-tier formulary product, which has proved to be very effective, an exclusive provider organization and benefits design changes.

TSI expects to remain competitive in the markets in which it operates, particularly the Corporate Groups segment.

Health Insurance –Reform Segment

The Corporation participates in the medically indigent health insurance market through TSI. The Health Insurance - Reform segment comprises TSI’s participation in the Reform. The Reform segment premiums represented 37.1%, 37.5%, and 37.5% of the Corporation’s consolidated total premiums for the years 2004, 2003 and 2002, respectively.

In 1994, the government of the Commonwealth of Puerto Rico (the government) privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the government, by contracting with private health insurance companies instead of providing health services directly to such population. The government divided the Island into ten geographical areas. By December 31, 2001, the Reform had been fully implemented in each of the geographical areas. Each geographical area is awarded to a health insurer doing business in Puerto Rico through a competitive process requesting proposals from the industry.

The government has been asking insurers to control the increase of Reform expenditures, which represent approximately 13.0% of total government expenditures. Several measures have been undertaken by the government to control Reform costs. Some of these measures include closer and continuous scrutiny of participant’s (members) eligibility, decreasing the number of areas in order to take advantage of economies of scale and establishing disease management programs. Mental health benefits are currently offered to Reform beneficiaries by behavioral healthcare and mental healthcare companies. The government is considering carving-out additional benefits provided by the insurers. Effective July 1, 2003, the government began a pilot project in which it is contracting directly with a provider medical group, instead of through the health insurance companies. This project was not implemented in any of the areas served by TSI, but the government is not precluded from implementing a similar project in areas served by TSI in the future.

In 2002 the government redistributed the geographical areas, merging two of the existing areas with the remaining ones, thus reducing geographical areas to eight. As a result of the reorganization of the geographical areas, the Northwest area (previously administered by TSI) was merged into the West area. In addition, and as a result of the same reorganization, six new municipalities were merged into areas administered by TSI. Commencing on July 1, 2002, TSI was awarded three of the eight resulting geographical areas: North, Metro-North and Southwest. All Reform contracts were negotiated for a term of three years; the contracts expire on June 30, 2005. The premium rates of each contract, however, are negotiated annually. As part of the annual premiums renegotiation process, effective July 1, 2004 and for a twelve month-period ending June 30, 2005, premium rates under all the contracts were increased by approximately 4.35%. The contracts include a provision, however, that if the net income of a geographical area for any given contract year, as defined, resulting from the provision of services under the contract exceeds 2.5% of earned premiums, the insurance company is required to return 75.0% of the excess to the government. In case the contract renewal process is not completed by a contract’s expiration date, the contract may be extended by the government, upon acceptance by TSI, for any subsequent period of time if deemed to be in the best interests of the beneficiaries and the government. The terms of a contract, including premiums, can be renegotiated if the term of the contract is extended. The Reform contracts negotiation process was scheduled to begin during the month of February 2005. However, on this month TSI was notified of the government’s interest in extending the contracts until December 31, 2005. TSI has agreed to this request and is in the process of determining any contract terms, including premiums, which may need to be modified. TSI expects to participate in the contracts bidding process and to submit proposals to renew each of the existing contracts.

The contract for each geographical area is subject to termination in the event of any non-compliance by the insurance company which is not corrected or cured to the satisfaction of the government entity overseeing the Reform, or in the event that the government determines that there is an insufficiency of funds to finance the Reform. This last event will require prior written notice of at least ninety days. The loss of any or all of TSI’s three Reform contracts would have a material adverse effect on the Corporation’s operating results. This could include the downsizing of certain personnel, the cancellation of lease agreements of certain premises and of certain contracts, and severance payments, among others. Also, this would result in a significant decrease in TSI’s volume of premiums, claims and operating expenses.

As of December 31, 2004, three insurance companies were participating in the Reform. The three insurance companies and their related market shares as of June 30, 2004 were the following: TSI (39%), Medical Card System (34%) and Humana (27%). Once the Reform was fully in place, any participating insurance company’s growth in this segment depends on winning a geographical area serviced by another insurance company or through the restructuring of the geographical areas. The health insurance companies that decide to participate in this business compete against each other during the contract adjudication process. Management believes that the Corporation’s Reform segment’s competitive strengths include TSI’s highly efficient administrative structure and quality of services.

To provide services to its Reform membership, TSI established a managed care program, similar to a Health Maintenance Organization (HMO), that integrates both the financing and delivery of services in order to manage the accessibility, cost and quality of care. The established managed care model includes disease and demand management as well as preventive healthcare services. Management believes that all of these programs and TSI’s effective administrative and pricing structure have made TSI one of the most attractive participants in the Reform.

TSI has established a network of Independent Practice Associations (IPA) to provide service to its Reform beneficiaries in the Reform areas serviced by TSI. TSI believes it has designed the economic model that best suits the IPA’s and the primary care physicians (PCP). The risks covered by the Reform policy are divided among those assumed by the IPA’s and those retained by TSI. The IPA receives an amount per capita, and it assumes the costs of services provided and referred by its PCP’s, including procedures and in-patient services not related to risks assumed by TSI. As part of its services, TSI retains a portion of the capitation payments to the IPA’s as a reserve to provide for incurred, but not reported claims (IBNR) for services rendered by providers other than PCP’s. TSI retains the risk associated with services provided to the beneficiaries with special healthcare needs, such as: neonatal, obstetrical, AIDS, cancer, cardiovascular, and dental services, among others. Effective October 1, 2001, mental healthcare services were carved-out by the government and contracted with behavioral healthcare companies.

Reform contracts have generally been for twelve-month periods. Premiums need to be determined taking into consideration future costs of services. Since premium levels for this significant block of business are determined on a yearly basis, TSI is exposed to a significant underwriting risk.

TSI entered into a service agreement with TCI for the administration of the Reform segment operations in exchange for a service fee that will cover TCI’s operating expenses plus a profit.

Property and Casualty Insurance Segment

The Corporation participates in the property and casualty insurance market through STS. The property and casualty insurance segment premiums represented 6.6%, 6.2% and 4.9% of the Corporation’s consolidated total premiums for the years 2004, 2003 and 2002, respectively.

STS is a multiple line insurer that underwrites substantially all lines of property and casualty insurance. Its predominant lines of business are commercial multiple peril, auto physical damage, auto liability and dwelling insurance. The segment’s commercial lines underwriting targets small to medium size accounts with low to average exposures to catastrophe losses and the dwelling portfolio targets rate stability and a very low exposure to catastrophe losses. Business is exclusively subscribed in Puerto Rico through approximately twenty general agencies, including Signature Insurance Agency, Inc. (SIA), and independent insurance agents and brokers. SIA is STS’s wholly-owned subsidiary and placed approximately 53%, 46% and 45% of STS’s total premium volume during 2004, 2003 and 2002.

In 2004, STS’s is in the fifth position in the property and casualty market in Puerto Rico, with a market share of approximately 7.9%. The segment’s nearest competitors and their market share of the property and casualty insurance market in Puerto Rico were: National Insurance Company (5.8%) and ACE Insurance Co. (4.6%). The market leaders in the property and casualty insurance industry in Puerto Rico are the Cooperativa de Seguros Múltiples Group (which now includes Real Legacy Assurance Company, formerly Royal and Sunalliance Insurance PR, Inc.) and Universal Insurance Group, with market shares of 18.6% and 18.2% in 2004, respectively.

The property and casualty insurance market in Puerto Rico is extremely competitive. In addition, soft market conditions prevailed during 2004 in the region, including United States, Puerto Rico and Latin America. In the local market, such conditions mostly affected the commercial risks, precluding rate increases and even provoking lower premiums on both renewals and new business. Due to the slow growth in the economy, there are no new sources that provide continued growth; thus, property and casualty insurance companies tend to compete for the same accounts through price and/or more favorable policy terms and better quality of services. STS competes by reasonably pricing its products and providing efficient services to producers, agents and clients. Management believes that the knowledgeable, experienced personnel employed by the segment is also an incentive for professional producers to conduct business with STS.

The property and casualty insurance market has been affected by increased costs of reinsurance. The international reinsurance market, although affected by catastrophes each year, has experienced stability on reinsurance premium rates. However the Puerto Rico property and casualty insurance market is significantly affected by the reinsurance cost and must pass on these additional costs to its customers, in spite of the economic slowdown.

Due to its geographical location, the property and casualty insurance operations in Puerto Rico are subject to natural catastrophic activity. Puerto Rico is exposed to two major natural perils (hurricanes and earthquakes), which lead local insurers to rely on the international reinsurance market in order to provide enough capacity. Other issues that have plagued the industry over the years, such as asbestos and pollution, have not affected the segment’s portfolio since STS is a young organization and existing policies exclude such hazards. STS maintains a comprehensive reinsurance program as a means of protecting its surplus in the event of a catastrophe.

In addition to its catastrophic reinsurance coverage, STS is required by local regulatory authorities to establish and maintain a trust fund (the Trust) to protect STS from its dual exposure to hurricanes and earthquakes. The Trust is intended to be used as STS’s first layer of catastrophe protection. As of December 31, 2004 and 2003, STS had $23.4 million and $21.8 million, respectively, invested in securities deposited in the Trust (see note 19 of the audited consolidated financial statements).

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

Financial Information About Segments

Total revenue (with intersegment premiums/service revenues shown separately), net income and total assets attributable to the reportable segments are set forth in note 3 to the consolidated financial statements for the years ended December 31, 2004, 2003 and 2002.

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

Human Resources and Labor Matters

As of February 28, 2005, the Corporation had 1,457 full-time employees and 279 temporary employees. TSI has a collective bargaining agreement with the Unión General de Trabajadores, which represents 381 of TSI’s 777 regular employees. The collective bargaining agreement expires on July 31, 2006. The Corporation considers its relations with employees to be good.

Item 2. Properties

TSM owns a seven story (including the basement floor) building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico where the main offices of TSM, TSI and ISI are located, and two adjacent buildings that houses TCI and certain offices of TSI, as well as the adjoining parking lot. In addition, TSM is the owner of five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico. These floors house the Internal Auditing Office of TSM, the main offices of SVTS and STS and some divisions of TSI. The Corporation is planning the construction, on land already owned, of a new six-story building that will basically house the operations of some divisions of TSI and STS and the operations of ISI, including its mainframe facilities. ISI’s mainframe facilities are currently located in a leased property that will be vacated once the project is completed. In addition, as part of this project the Corporation is also planning the construction of a multi-level parking building which will add approximately 500 parking spaces. The cost of this project is estimated to be approximately $22.0 million. This project is expected to be completed during 2007-2008.

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

Item 3. Legal Proceedings.

(a)	As of December 31, 2004, the Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock due to the fact that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation in violation of the Puerto Rico Insurance Code. The plaintiffs alleged that they were illegally excluded from participation in the sale of shares by TSI due to the illegally selective nature of the sale of shares and that, consequently, the sale of shares should be annulled.

On December 1996, the Commissioner of Insurance issued an order to annul the sale of the 1,582 shares that TSI had repurchased from the estate of deceased stockholders. TSI contested such order through an administrative and judicial review process. Consequently, the sale of 1,582 shares was cancelled and the purchase price was returned to each former stockholder. In the year 2000, the Commissioner of Insurance issued a pronouncement providing further clarification of the content and effect of the order. This order also required that all corporate decisions undertaken by TSI through the vote of its stockholders of record, be ratified in a stockholders’ meeting or in a subsequent referendum. In November 2000, TSM, as the sole stockholder of TSI, ratified all such decisions. Furthermore, on November 19, 2000, TSM held a special stockholders’ meeting, where a ratification of these decisions was undertaken except for the resolution related to the approval of the reorganization of TSI and its subsidiaries. This resolution did not reach the two thirds majority required by the order because the number of shares that were present and represented at the meeting was below such amount (total shares present and represented in the stockholders’ meeting was 64%). As stipulated in the order, TSM began the process to conduct a referendum among its stockholders in order to ratify such resolution. The process was later suspended because upon further review of the scope of the order, the Commissioner of Insurance issued an opinion in a letter dated January 8, 2002 which indicated that the ratification of the corporate reorganization was not required.

In another letter dated March 14, 2002, the Commissioner of Insurance stated that the ratification of the corporate reorganization was not required and that TSI had complied with the Commissioner’s order of December 6, 1996 related to the corporate reorganization. Thereafter, the plaintiffs filed a petition for review of the Commissioner’s determination before the Puerto Rico Circuit Court of Appeals. Such petition was opposed by TSI and by the Commissioner of Insurance.

Pursuant to that review, on September 24, 2002, the Puerto Rico Circuit Court of Appeals issued an order requiring the Commissioner of Insurance to order that a meeting of shareholders be held to ratify TSI’s corporate reorganization and the change of name of TSI from Seguros de Servicios de Salud de Puerto Rico, Inc. to Triple-S, Inc. The Puerto Rico Circuit Court of Appeals based its decision on administrative and procedural issues directed at the Commissioner of Insurance. The Commissioner of Insurance filed a motion of reconsideration with the Puerto Rico Circuit Court of Appeals on October 11, 2002. TSM and TSI also filed a motion of reconsideration.

On October 25, 2002, the Puerto Rico Circuit Court of Appeals dismissed the Commissioner of Insurance’s Motion for Reconsideration and ordered the plaintiffs to reply to TSI’s Motion of Reconsideration.

On May 18, 2003, the Puerto Rico Circuit Court of Appeals granted TSI’s and TSM’s Motion of Reconsideration. The Puerto Rico Circuit Court of Appeals held that the Commissioner of Insurance had the authority to waive the celebration of a referendum to ratify TSI’s reorganization and that therefore the reorganization of TSI, inasmuch as the 1,582 shares annulled were not decisive, was approved by the stockholders.

On June 26, 2003, the two stockholders presented a writ of certiorari before the Supreme Court of Puerto Rico. TSI and TSM filed a motion opposing the issuance of the writ. The writ was issued by the Supreme Court on August 22, 2003 when it ordered the Puerto Rico Circuit Court of Appeals to transmit the record of the case. On December 1, 2003, the plaintiffs filed a motion submitting their case on the basis of their original petition. TSI and TSM filed its brief on December 30, 2003, while the Commissioner of Insurance, in turn, filed a separate brief on December 31, 2003. On June 24, 2004 the Supreme Court of Puerto Rico ordered the plaintiffs to file a brief in support of their allegations. The outcome of the case is pending before the Supreme Court of Puerto Rico. It is the opinion of the management and its legal counsels that the corporate reorganization as approved is in full force and effect.

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their ownership rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. While this case is still in the very early preliminary stages and has not been certified as a class action, a Motion to Dismiss was filed by defendants. On March 15, 2004, plaintiffs filed a response to this motion. On April 30, 2004 defendants filed a reply in support of the Motion to Dismiss. On March 4, 2005 the Court issued an Opinion and Order. In this Opinion and Order, of the twelve counts included in the complaint, eight counts were dismissed for failing to assert an actionable injury; six for lack of standing and two for failing to plead with sufficient particularity in compliance with the Rules. All shareholder allegations, including those described above, were dismissed in the Opinion and Order. The remaining four counts were found standing, in a limited way, in the Opinion and Order. Finally, the Court ordered that by March 24, 2005 one of the counts left standing be replead to conform to the Rules and that by March 28, 2005 a proposed schedule for discovery and other submissions be filed. This case is still pending before the United States District Court for the District of Puerto Rico.

(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counterclaim and filed several motions to dismiss this claim. On February 18, 2005 the plaintiffs informed their intention to amend the complaint and the Court granted then 45 days to do so and 90 days to defendants to file the corresponding motion to dismiss.

(e)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all other similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and multiple other insurance companies including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.

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

The class action complaint alleges that the health care plans are the agents of BCBSA licensed entities, and as such have committed the acts alleged above and acted within the scope of their agency, with the consent, permission, authorization and knowledge of the others, and in furtherance of both their interest and the interests of other defendants.

Management believes that TSI was brought to this litigation for the sole reason of being associated with the BCBSA. However, on June 18, 2004 the plaintiffs moved to amend the complaint to include the Colegio de Médicos y Cirujanos de Puerto Rico (a compulsory association grouping all physicians in Puerto Rico), Marissel Velázquez, MD, President of the Colegio de Médicos y Cirujanos de Puerto Rico, and Andrés Meléndez, MD, as plaintiffs against TSI. Later Marissel Velázquez, MD voluntarily dismissed her complaint against TSI.

TSI, along with the other defendants, moved to dismiss the complaint under multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.

(f)	On December 8, 2003 a putative class action was filed by Jeffrey Solomon, MD and Orlando Armstrong, MD, on behalf of themselves and all other similarly situated and the American Podiatric Medical Association, Florida Chiropractic Association, California Podiatric Medical Association, Florida Podiatric Medical Association, Texas Podiatric Medical Association, and Independent Chiropractic Physicians, against the BCBSA and multiple other insurance companies, including TSI, all members of the BCBSA.

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

The class action complaint alleges that the health care plans are the agents of BCBSA licensed entities, and as such have committed the acts alleged above and acted within the scope of their agency, with the consent, permission, authorization and knowledge of the others, and in furtherance of both their interest and the interests of other defendants.

On June 25, 2004, plaintiffs amended the complaint but the allegations against TSI did not vary.

Management believes that TSI was made a party to this litigation for the sole reason that TSI is associated with the BCBSA. TSI along with the other defendants, moved to dismiss the complaint under multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.

Item 4. Submissions of Matters to a Vote of Security Holders.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholders Matters.

Market Information

There is no established public trading market for TSM’s common stock. Sporadic sales of TSM’s common stock have been limited to redemption sales to TSM at the shares’ $40.00 par value or at the amount originally paid for the stock, since the common stock of TSM is not transferable to the general public. In determining the market value of common stock disclosed in the facing page of this Annual Report on Form 10-K, the Corporation used the shares’ $40.00 par value, which is the per share amount at which the last sales of common stock have been made.

TSM’s Articles of Incorporation and By-Laws establish that only physicians, dentists and certain specified healthcare organizations shall be shareholders of the Corporation. In addition, the Articles of Incorporation and By-Laws establish that no person may own more than 21 shares, or five percent (5%) or more, of the Corporation’s Voting Shares issued and outstanding.

Holders

The only outstanding voting securities of TSM are shares of its common stock, par value $40.00 per share. As of March 15, 2005, there were 8,904 shares of Common Stock outstanding. The number of holders of TSM’s common stock as of March 15, 2005 was 1,768.

Dividends

TSM has not declared nor paid any dividends since its incorporation. A resolution was approved by the Stockholders at the Annual Meeting held on April 27, 2003 acknowledging that the Board of Directors (the Board) may declare dividends on TSM’s common stock, subject to the Board’s determination that in its best judgment the payment of dividends is financially and legally feasible.

Recent Sales of Unregistered Securities

In September 30, 2004, TSI closed the issuance of the sale of $50.0 million of its 6.30% senior unsecured notes due September 2019 (the notes). The notes are unconditionally guaranteed by TSM (the guarantee) and were privately placed to various institutional accredited investors (the purchasers) under a Note Purchase Agreement among TSI, TSM and the purchasers. Neither the notes nor the guarantee have been or will be registered under the U.S. Securities Act of 1933 as amended (the Securities Act) or any state securities laws. The notes were offered in reliance upon the exemption from registration provided by Section 4(2) and Rule 506 of the Securities Act.

Item 6. Selected Financial Data.

(Dollar amounts in thousands, except per share data)	2004	2003	2002	2001	2000

Statement of Earnings Data
Years ended December 31,

Premiums earned, net	$1,296,423	1,262,234	1,236,647	1,155,399	1,096,125
Amounts attributable to self-funded arrangements	181,702	162,288	150,684	134,374	117,542
Less amounts attributable to claims under self-funded arrangements	(169,924)	(151,806)	(141,138)	(126,295)	(113,248)

Premiums earned, net and fee revenue	1,308,201	1,272,716	1,246,193	1,163,478	1,100,419
Net investment income	26,499	24,679	24,778	25,405	24,338
Net realized investments gains	10,968	8,365	185	4,655	6,377
Net unrealized investment gain (loss) on trading securities	3,042	14,893	(8,322)	(3,625)	(3,737)
Other income, net	3,360	4,703	2,075	483	(410)

Total revenue	$1,352,070	1,325,356	1,264,909	1,190,396	1,126,987

Net income (loss)	$45,803	26,229	48,249	21,715	(1,512)

Basic net income per share (1):	$5,135	2,857	1,085	1,052	929

Balance Sheet Data
December 31,

Total assets	$919,657	834,623	721,892	656,058	562,153

Long-term borrowings	$95,730	48,375	50,015	55,650	58,040

Total stockholders’ equity	$301,433	254,255	231,664	186,028	159,693

(1)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 23 of the consolidated financial statements for the y ears ended December 31, 2004, 2003 and 2002.

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

Item 8. Financial Statements and Supplementary Data.

Financial Statements

For the consolidated financial statements as of December 31, 2004 and 2003 for the three years ended December 31, 2004 see Index to financial statements in “Item 15. Exhibits and Financial Statement Schedules” to this Annual Report on Form 10-K.

Selected Quarterly Financial Data

For the selected quarterly financial data corresponding to the years 2004, 2003 and 2002, see note 24 of the consolidated financial statements as of December 31, 2004, 2003 and 2002.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2004.

Changes in Internal Controls

There were no significant changes in the Corporation’s disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.

Item 9B. Other Information.

Not applicable.

Part III

Item 10. Directors and Executive Officers of the Registrant.

The Board of Directors has determined that at least one member of the Audit Committee is an audit committee financial expert as defined by the SEC rules. Vicente J. León-Irizarry, CPA has been designated as the audit committee financial expert by the Board of Directors.

For the Code of Ethics adopted by Corporation, see Exhibit 14.1 to this Annual Report on Form 10-K.

The remaining information required by this item is incorporated by reference to the sections “Election of Directors,” “Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Principal Holders of the Shares” included in the Corporation’s definitive Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the section “Executive Compensation,” “Report of the Board of Directors on Executive Compensation” and “Pension Plan” included in the Corporation’s definitive Proxy Statement.

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the section “Disclosure of Audit Fees” included in the Corporation’s definitive Proxy Statement.

Item 15. Exhibits and Financial Statements Schedules.

Financial Statements and Schedules

A. The following financial statements and reports included on pages 2 through 83 of the Financial Information 2004 section of the Corporation’s Annual Report to Shareholders are incorporated herein by reference:

(1) Financial Statements:

—	Independent Auditors’ Report

—	Consolidated Balance Sheets as of December 31, 2004 and 2003

—	Consolidated Statements of Earnings for the years ended December 31, 2004, 2003 and 2002

—	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002

—	Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

—	Notes to Consolidated Financial Statements — December 31, 2004, 2003 and 2002

(2) Financial Statement Schedules:

—	Schedule I — Summary of Investments was omitted because the information is disclosed in the notes to the consolidated financial statements of the Corporation.

—	Schedule II — Condensed Financial Information of the Registrant

—	Schedule III — Supplementary Insurance Information

—	Schedule IV — Reinsurance

—	Schedule V — Valuation and Qualifying Accounts

—	Schedule VI — Supplemental Information Concerning Property Casualty Insurance Operations was omitted because the schedule is not applicable to the Corporation.

(3) Exhibits:

     The exhibits listed on the Exhibits Index on pages 17 through 18 of this report are filed herewith or are incorporated herein by reference.

Report on Form 8-K

The Corporation filed with the Securities and Exchange Commission the following Current Reports on Form 8-K:

     - Form 8-K dated October 6, 2004 indicating that on September 30, 2004, Triple-S, Inc., a wholly owned subsidiary of Triple-S Management Corporation closed the issuance of the sale of $50,000,000 of its 6.30% Senior Unsecured Notes due September 2019.

     - Form 8-K dated December 27, 2004 indicating that on December 6, 2004, the Board of Directors of Triple-S Management Corporation appointed Mr. Juan E. Rodríguez Díaz, Esq., to serve as director and fill in the vacancy left by Mr. José Davison Lampón. Mr. Rodríguez Díaz will be considered a member of the Board representative of the community, as was the case with Mr. Davison Lampón.

Exhibits

Exhibits	Description
3(i)	Articles of Incorporation of Triple-S Management Corporation as amended (English Translation) (incorporated herein by reference to Exhibit 3(i) to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).

3(ii)	By-Laws of Triple-S Management Corporation as amended (English Translation) (incorporated herein by reference to Exhibit 3(ii) to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).

10.1	Puerto Rico Health Insurance Contract for the Metro-North Region (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003 (File No. 0-49762)).

10.2	Puerto Rico Health Insurance Contract for the North Region (incorporated herein by reference to Exhibit 10.2 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003 (File No. 0-49762)).

10.3	Puerto Rico Health Insurance Contract for the South-West Region (incorporated herein by reference to Exhibit 10.3 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003 (File No. 0-49762)).

10.4	Employment Contract with Mr. Ramón Ruiz Comas, CPA (incorporated herein by reference to Exhibit 10.4 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).

10.5	Employment Contract with Ms. Socorro Rivas, CPA (incorporated herein by reference to Exhibit 10.5 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).

10.6	Employment Contract with Dr. Alejandro Franco (incorporated herein by reference to Exhibit 10.9 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.7	Federal Employees Health Benefits Contract (incorporated herein by reference to Exhibit 10.5 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.8	Credit Agreement with FirstBank Puerto Rico in the amount of $41,000,000 (incorporated herein by reference to Exhibit 10.6 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.9	Credit Agreement with FirstBank Puerto Rico in the amount of $20,000,000 (incorporated herein by reference to Exhibit 10.7 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.10	Non-Contributory Retirement Program (incorporated herein by reference to Exhibit 10.8 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.11	License and other Agreements with Blue Shield (incorporated herein by reference to Exhibit 10.10 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

11.1	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the years ended December 31, 2004, 2003 and 2002 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the notes to the consolidated financial statements.

12.1	Statement re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the years ended December 31, 2004, 2003 and 2002 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.

13.1	Triple-S Management Corporation Annual Report to Shareholders for the

Exhibits	Description
year ended December 31, 2004.

14.1	Code of Ethics (incorporated herein by reference from Exhibit 14.1 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-49762))

31.1	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

32.2	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.

21.1	List of Subsidiaries of the Corporation (incorporated herein by reference to Exhibit 21 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

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

Triple-S Management Corporation
Registrant

By:	/s/ Ramón M. Ruiz-Comas	Date:	March 23, 2005

Ramón M. Ruiz-Comas
President and Chief Executive Officer

By:	/s/ Juan José Román	Date:	March 23, 2005

Juan José Román
Vice President of Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Fernando Ysern-Borrás	Date:	March 23, 2005

Fernando Ysern-Borrás, MD
Director and Chairman of the Board

By:	/s/ Wilmer Rodríguez-Silva	Date:	March 23, 2005

Wilmer Rodríguez-Silva, MD
Director and Vice-Chairman of the Board

By:	/s/ Jesús R. Sánchez-Colón	Date:	March 23, 2005

Jesús R. Sánchez-Colón, MD
Director and Secretary of the Board

By:	/s/ Arturo Córdova-López	Date:	March 23, 2005

Arturo Córdova-López, MD
Director and Assistant Secretary of the Board

By:	/s/ Vicente J. León-Irizarry	Date:	March 23, 2005

Vicente J. León-Irizarry, CPA
Director and Treasurer of the Board

By:	/s/ Adamina Soto-Martínez	Date:	March 23, 2005

Adamina Soto-Martínez, CPA
Director and Assistant Treasurer of the Board

By:	/s/ Valeriano Alicea-Cruz	Date:	March 23, 2005

Valeriano Alicea-Cruz, MD
Director

By:	/s/ José Árturo Álvarez-Gallardo	Date:	March 23, 2005

Mr. José Árturo Álvarez-Gallardo
Director

By:	/s/ Mario S. Belaval-Ferrer	Date:	March 23, 2005

Mr. Mario S. Belaval-Ferrer
Director

By:	/s/ Carmen Ana Culpeper-Ramírez	Date:	March 23, 2005

Ms. Carmen Ana Culpeper-Ramírez
Director

By:	/s/ Porfirio E. Díaz-Torres	Date:	March 23, 2005

Porfirio E. Díaz-Torres, MD
Director

By:	/s/ Manuel Figueroa-Collazo	Date:	March 23, 2005

Manuel Figueroa-Collazo, Ph.D.
Director

By:	/s/ Fernando L. Longo-Rodrígez	Date:	March 23, 2005

Fernando L. Longo-Rodrígez, MD
Director

By:	/s/ Wilfredo López-Hernández	Date:	March 23, 2005

Wilfredo López-Hernández, MD
Director

By:	/s/ Manuel A. Marcial-Seoane	Date:	March 23, 2005

Manuel A. Marcial-Seoane, MD
Director

By:	/s/ Miguel A. Nazario-Franco	Date:	March 23, 2005

Mr. Miguel A. Nazario-Franco
Director

By:	/s/ Juan E. Rodríguez-Díaz	Date:	March 23, 2005

Juan E. Rodríguez-Díaz, Esq.
Director

By:	/s/ Manuel Suárez-Méndez	Date:	March 23, 2005

Mr. Manuel Suárez-Méndez, P.E.
Director

Schedule II

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)

Financial Statements

December 31, 2004, 2003, and 2002

(With Independent Auditors’ Report Thereon)

Independent Auditors’ Report

The Board of Directors and Stockholders
Triple S Management Corporation:

Under date of March 4, 2005, we reported on the consolidated balance sheets of Triple-S Management Corporation and Subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004 as contained in the 2004 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

March 4, 2005

Stamp No. 1988694 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)

Balance Sheets

December 31, 2004 and 2003

(Dollar amounts in thousands)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$4,031	1,640

Receivables:
Due from subsidiaries*	766	136
Other	102	33

Total receivables	868	169
Investment in securities	7,205	7,025
Prepaid income tax	130	—
Deferred tax assets	404	527
Prepaid pension cost	1,159	—
Accrued interest	96	101
Other assets	15	23

Total current assets	13,908	9,485
Notes receivable from subsidiary*	26,000	26,000
Investment in securities	1,000	1,000
Accrued interest on note receivable from subsidiary	788	54
Deferred tax assets	515	597
Investments in wholly owned subsidiaries*	293,203	261,730
Property and equipment, net	25,577	26,656

Total assets	$360,991	325,522

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,140	2,645
Due to subsidiary*	8,136	861
Accounts payable and accrued expenses	5,440	4,535
Accrued pension cost	—	2,804
Income tax payable	—	14,339

Total current liabilities	16,716	25,184
Additional minimum pension liability	252	353
Long-term debt	42,590	45,730

Total liabilities	59,558	71,267

Stockholders’ equity:
Common stock at $40 par value. Authorized 12,500 shares; issued and outstanding 8,904 and 9,030 shares at December 31, 2004 and 2003, respectively	356	361
Additional paid-in capital	150,408	150,407
Retained earnings	134,531	88,728
Accumulated other comprehensive income	16,138	14,759

	301,433	254,255

Commitments and contingencies
Total liabilities and stockholders’ equity	$360,991	325,522

*	Eliminated on consolidation.

See accompanying independent auditors’ report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)

Statements of Earnings

Years ended December 31, 2004, 2003, and 2002

(Dollar amounts in thousands)

	2004	2003	2002
Rental income*	$6,290	6,082	6,032
General and administrative expenses	(4,787)	(5,570)	(4,990)

Operating income	1,503	512	1,042

Other revenue (expenses):
Equity in net income of subsidiaries*	45,451	77,736	48,405
Interest expense, net of interest income of $1,088, $958, and $1,092 in 2004, 2003, and 2002, respectively *	(863)	(982)	(1,058)
Realized investment gains	—	650	111

Total other revenue (expenses), net	44,588	77,404	47,458

Income before income taxes	46,091	77,916	48,500

Income tax expense (benefit):
Current	306	51,834	547
Deferred	(18)	(147)	(296)

Total income tax expense, net	288	51,687	251

Net income	$45,803	26,229	48,249

*	Eliminated on consolidation.

See accompanying independent auditors’ report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)

Statements of Stockholders’ Equity and Comprehensive Income

Years ended December 31, 2004, 2003, and 2002

(Dollar amounts in thousands)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	earnings	income	Total
Balance, December 31, 2001	$389	150,405	14,250	20,984	186,028
Stock redemption	(16)	1	—	—	(15)
Comprehensive income:
Net income	—	—	48,249	—	48,249
Net unrealized change in investment securities	—	—	—	5,986	5,986
Net change in minimum pension liability	—	—	—	(8,114)	(8,114)
Net change in fair value of cash-flow hedges	—	—	—	(470)	(470)

Total comprehensive income					45,651

Balance, December 31, 2002	373	150,406	62,499	18,386	231,664
Stock redemption	(12)	1	—	—	(11)
Comprehensive income:
Net income	—	—	26,229	—	26,229
Net unrealized change in investment securities	—	—	—	(6,022)	(6,022)
Net change in minimum pension liability	—	—	—	2,292	2,292
Net change in fair value of cash-flow hedges	—	—	—	103	103

Total comprehensive income					22,602

Balance, December 31, 2003	361	150,407	88,728	14,759	254,255
Stock redemption	(5)	1	—	—	(4)
Comprehensive income:
Net income	—	—	45,803	—	45,803
Net unrealized change in investment securities	—	—	—	1,101	1,101
Net change in minimum pension liability	—	—	—	(3)	(3)
Net change in fair value of cash-flow hedges	—	—	—	281	281

Total comprehensive income					47,182

Balance, December 31, 2004	$356	150,408	134,531	16,138	301,433

See accompanying independent auditors’ report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)

Statements of Cash Flows

Years ended December 31, 2004, 2003, and 2002

(Dollar amounts in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$45,803	26,229	48,249
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net income of subsidiaries*	(45,451)	(77,736)	(48,405)
Depreciation and amortization	1,118	1,110	2,359
Gain on sale of securities	—	(650)	(111)
Accretion in value of securities	(1)	(1)	—
Provision for obsolescence	(44)	(88)	—
Provision for doubtful receivables	—	(138)	(55)
Deferred income tax benefit	(18)	(147)	(296)
Changes in assets and liabilities:
Receivables*	(699)	207	38
Accrued interest	(729)	4,759	(826)
Prepaid income tax, prepaid pension cost, and other assets	(1,245)	89	84
Accounts payable, accrued expenses, accrued pension cost, and due to subsidiary*	5,834	(480)	2,204
Income tax payable	(14,339)	13,876	463

Net cash (used in) provided by operating activities	(9,771)	(32,970)	3,704

Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	(1,430)	(8,892)	(5,920)
Proceeds from sale and maturities of investment in securities classified as available for sale	1,280	6,689	5,616
Acquisition of property and equipment, net	(39)	(11)	(96)

Net cash used in investing activities	(189)	(2,214)	(400)

Cash flows from financing activities:
Dividend received from wholly owned subsidiaries*	15,000	37,800	227
Payment of long-term debts	(2,645)	(1,640)	(5,635)
Redemption of common stock	(4)	(11)	(15)

Net cash provided by (used in) financing activities	12,351	36,149	(5,423)

Net increase (decrease) in cash and cash equivalents	2,391	965	(2,119)
Cash and cash equivalents, beginning of year	1,640	675	2,794

Cash and cash equivalents, end of year	$4,031	1,640	675

Supplemental information:
Income tax paid	$14,774	37,958	84
Interest paid	1,951	1,867	2,150

Noncash activities:
Change in net unrealized gain on securities available for sale of the subsidiaries*	$1,130	(5,532)	5,766
Change in net unrealized gain on securities available for sale	(29)	(490)	220
Change in cash-flow hedges including deferred tax asset of $56, $234, and $212 in 2004, 2003, and 2002, respectively	281	103	(470)
Change in minimum pension liability including related intangible asset of $598, $645, and $694 in 2004, 2003, and 2002, respectively*	(3)	2,292	(8,114)

*	Eliminated on consolidation.

See accompanying independent auditors’ report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)

Notes to Financial Statements

December 31, 2004, 2003, and 2002

(Dollar amounts in thousands)

(1)	Organization

Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico on January 17, 1997 to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries that are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance): (1) Triple-S, Inc. (TSI) which provides hospitalization and health benefits to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations located mainly in Puerto Rico; (2) Seguros de Vida Triple-S, Inc. (SVTS), which is engaged in the underwriting of life and disability insurance policies and the administration of annuity contracts; and (3) Seguros Triple-S, Inc. (STS), which is engaged in the underwriting of property and casualty insurance policies. The Company and TSI are members of the Blue Cross and Blue Shield Association (BCBSA).

The Company also has two other wholly owned subsidiaries, Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TC). ISI is mainly engaged in providing data processing services to the Company and its subsidiaries. TC is mainly engaged as a third party administrator for TSI in the administration of the Commonwealth of Puerto Rico Health Care Reform’s business (the Reform). Also, TC provides health care advisory services to TSI and other health insurance-related services to the health insurance industry.

A substantial majority of the Company’s business activity is with insureds located throughout Puerto Rico, and as such, the Company is subject to the risks associated with the Puerto Rico economy.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in the notes to the consolidated financial statements of the Company incorporated by reference into Item 15 to the Annual Report on Form 10K.

(3)	Property and Equipment, Net

Property and equipment as of December 31 are composed of the following:

	2004	2003
Land	$6,531	6,531
Buildings and leasehold improvements	27,492	27,453

	34,023	33,984

Less accumulated depreciation and amortization	(8,446)	(7,328)

Property and equipment, net	$25,577	26,656

(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)

Notes to Financial Statements

December 31, 2004, 2003, and 2002

(Dollar amounts in thousands)

(4)	Investment in Wholly Owned Subsidiaries

Summarized combined financial information for the Company’s wholly owned subsidiaries as of and for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Assets
Cash, cash equivalents, and investments	$700,001	642,631
Receivables, net	124,732	95,712
Other assets	76,710	69,231

Total assets	$901,443	807,574

Liabilities

Claim liabilities	$279,325	247,920
Unearned premiums	84,583	78,704
Annuity contracts	34,071	26,661
Accounts payable and other liabilities	210,261	192,559

Total liabilities	$608,240	545,844

Stockholders’ equity	$293,203	261,730

The net income of the subsidiaries during the three-year period ended December 31, 2004 was $45,451, $77,736, and $48,405. The Company allocates to its subsidiaries certain expenses incurred in the administration of their operations. Total charges including other expenses paid on behalf of the subsidiaries amounted to $3,945, $3,351, and $4,062 in the three-year period ended December 31, 2004.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)

Notes to Financial Statements

December 31, 2004, 2003, and 2002

(Dollar amounts in thousands)

(5)	Loans Payable to Bank

A summary of the credit agreements entered by the Company with a commercial bank at December 31, 2004 and 2003 is as follows:

	2004	2003
Secured loan payable of $41,000, payable in monthly installments of $137 up to July 1, 2024, plus interest at a rate reset periodically of 100 basis points over LIBOR (which was 3.30% and 2.17% at December 31, 2004 and 2003, respectively)	$30,730	32,370

Secured note payable of $20,000, payable in various different installments up to August 31, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over LIBOR (which was 3.32% and 2.45% at December 31, 2004 and 2003, respectively)	15,000	16,005

	45,730	48,375

Less current maturities	(3,140)	(2,645)

Total loans payable to bank	$42,590	45,730

Aggregate maturities of the Company’s credit agreements as of December 31, 2004 are summarized as follows:

2005	$3,140
2006	3,140
2007	13,640
2008	1,640
2009	1,640
Thereafter	22,530

$45,730

The proceeds of the $41,000 loan and of the $20,000 note payable were used by the Company for the purchase of real estate properties from subsidiaries and for working capital needs.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)

Notes to Financial Statements

December 31, 2004, 2003, and 2002

(Dollar amounts in thousands)

The credit agreement related to the $20,000 calls for repayments of principal amount of not less than $250 and in integral multiples of $50. The aggregate principal amounts shall be reduced annually to the amounts specified on or before the dates described below:

Maximum
principal
outstanding
Date	balance
August 1, 2005	$13,500
August 1, 2006	12,000
August 1, 2007	—

The loan and note payable previously described are secured by a first position held by the bank on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the loans under a continuing general security agreement. These credit facilities contain certain covenants, which are normal in this type of credit facility, which the Company has complied with at December 31, 2004 and 2003.

Interest expense on the above debts amounted to $1,217, $1,302, and $2,150 in the three-year period ended December 31, 2004.

(6)	Income Taxes

The Company is subject to Puerto Rico income taxes. Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries.

TSI was exempt through 2002 from Puerto Rico income taxes under a ruling issued by the Department of the Treasury. On June 18, 2003, the Department of the Treasury notified the Company that the ruling recognizing TSI’s tax exemption was terminated effective December 31, 2002. The termination of the ruling responds to a new public policy set by the Department of the Treasury according to which tax exemptions under Section 1101(6) of the Puerto Rico Code (P.R. Code) will not apply to corporations organized as for-profit, which is TSI’s case.

On July 31, 2003, TSM and TSI executed a closing agreement with the Department of the Treasury. In general, the terms of the closing agreement established the termination of TSI’s tax exemption effective December 31, 2002. Accordingly, since TSI’s tax status changed effective January 1, 2003, TSI is subject to Puerto Rico income taxes as an other-than-life insurance entity, as defined in the P.R. Code.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)

Notes to Financial Statements

December 31, 2004, 2003, and 2002

(Dollar amounts in thousands)

The closing agreement also stipulated that TSM will pay taxes (Department of the Treasury tax assessment) on TSI’s accumulated statutory net income, in accordance with the income recognition methodology applied by the Secretary of the Treasury in the closing agreement and the ruling mentioned above. This tax ruling established the following methodology for TSM to determine its tax liability:

•	TSI’s accumulated statutory net income while operating under the tax exemption, amounting to $132,763, was deemed distributed to TSM.

•	For tax purposes, TSM recognized the exempt accumulated statutory net income as gross income. On this amount, TSM recognized an income tax liability amounting to $51,774, which was determined by applying a tax rate of 39% to the exempt accumulated statutory net income deemed distributed to TSM. The income tax was recorded by TSM within the current income tax expense presented in the consolidated statements of earnings. Of this tax, $37,000 was paid on July 31, 2003, the date of the closing agreement, and $14,774 on April 15, 2004.

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to net income before income taxes as a result of the following:

	2004	2003	2002
Income tax expense at statutory rate of 39%	$17,975	30,387	18,915
Increase (decrease) in taxes resulting from:
Equity in net income of wholly owned subsidiaries	(17,726)	(30,317)	(18,878)
Disallowances	(169)	50	105
Department of Treasury tax assessment	—	51,774	—
Other, net	208	(207)	109

Total income tax expense	$288	51,687	251

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)

Notes to Financial Statements

December 31, 2004, 2003, and 2002

(Dollar amounts in thousands)

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2004 and 2003 is composed of the following:

	2004	2003
Deferred tax assets:
Reserve for obsolete supplies inventory	$42	59
Cash-flow hedge	56	234
Employee benefit plan	68	24
Postretirement benefits	11	8
Deferred compensation	206	173
Unrealized holding losses on investments classified as available for sale by the Company	21	29

Deferred tax assets – current	404	527

Additional minimum pension liability	92	129
Nondeductible depreciation	423	468

Total deferred tax assets	$919	1,124

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)

Notes to Financial Statements

December 31, 2004, 2003, and 2002

(Dollar amounts in thousands)

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

(7)	Transaction with Related Parties

The following are the significant related-party transactions made for the three-year period ended December 31, 2004:

	2004	2003	2002
Rent charges to subsidiaries	$6,083	5,772	5,644
Interest charged to subsidiary on notes receivable	734	658	829

(8)	Contingencies

At December 31, 2004, the Company is defendant in various lawsuits in the ordinary course of business. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

Schedule III

Triple-S Management Corporation and Subsidiaries
Supplementary Insurance Information
For the years ended December 31, 2004, 2003 and 2002

(Dollar amounts in thousands)

	Deferred			Other				Amortization of
	Policy			Policy Claims		Net		Deferred Policy	Other	Net
	Acquisition	Claim	Unearned	and Benefits	Premium	Investment	Claims	Acquisition	Operating	Premiums
Segment	Costs	Liabilities	Premiums	Payable	Revenue	Income	Incurred	Costs	Expenses	Written

2004

Health insurance – Commercial Program	$—	$101,773	$6,249	$—	$724,734	$12,590	$620,750	$—	$94,930	$724,734
Health insurance – Reform Program	—	67,137	—	—	484,742	3,109	437,835	—	35,777	484,742
Property and casualty insurance	17,825	89,627	77,853	—	86,228	7,668	45,977	22,388	17,794	89,659
Other non-reportable segments, parent company operations and net consolidating entries.	887	20,788	481	—	12,497	3,132	11,231	66	924	16,442

Total	$18,712	$279,325	$84,583	$—	$1,308,201	$26,499	$1,115,793	$22,454	$149,425	$1,315,577

2003

Health insurance – Commercial Program	$—	$93,273	$5,833	$—	$702,853	$10,734	$584,448	$—	$92,264	$702,853
Health insurance – Reform Program	—	66,243	—	—	477,614	4,476	428,045	—	34,637	477,614
Property and casualty insurance	16,179	72,431	72,785	—	78,334	6,824	43,390	19,461	17,893	84,357
Other non-reportable segments, parent company operations and net consolidating entries.	492	15,973	86	—	13,915	2,645	9,467	29	894	17,403

Total	$16,671	$247,920	$78,704	$—	$1,272,716	$24,679	$1,065,350	$19,490	$145,688	$1,282,227

2002

Health insurance – Commercial Program	$—	$102,120	$6,119	$—	$680,313	$10,577	$574,874	$—	$86,321	$680,313
Health insurance – Reform Program	—	73,900	—	—	487,000	5,106	445,039	—	36,109	487,000
Property and casualty insurance	13,747	55,757	64,757	—	60,688	6,579	34,334	13,728	11,820	72,475
Other non-reportable segments, parent company operations and net consolidating entries.	23	12,805	85	—	12,216	2,516	7,733	—	561	14,482

Total	$13,770	$244,582	$70,961	$—	$1,240,217	$24,778	$1,061,980	$13,728	$134,811	$1,254,270

Schedule IV

Triple-S Management Corporation and Subsidiaries
Reinsurance
For the years ended December 31, 2004, 2003 and 2002

(Dollar amounts in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies (1)	Companies	Amount	to Net

2004

Life insurance in force	$4,575,470	—	—	4,575,470	0.0%

Premiums:
Life insurance	$23,709	7,267	—	16,442	0.0%
Accident and health insurance	1,210,584	1,108	—	1,209,476	0.0%
Property and casualty insurance	141,874	52,215	—	89,659	0.0%

Total premiums	$1,376,167	60,590	—	1,315,577	0.0%

2003

Life insurance in force	$6,027,145	2,865,885	—	3,161,260	0.0%

Premiums:
Life insurance	$24,703	7,300	—	17,403	0.0%
Accident and health insurance	1,180,467	—	—	1,180,467	0.0%
Property and casualty insurance	128,127	43,770	—	84,357	0.0%

Total premiums	$1,333,297	51,070	—	1,282,227	0.0%

2002

Life insurance in force	$5,039,598	1,888,567	—	3,151,031	0.0%

Premiums:
Life insurance	$20,929	6,447	—	14,482	0.0%
Accident and health insurance	1,167,313	—	—	1,167,313	0.0%
Property and casualty insurance	112,281	39,806	—	72,475	0.0%

Total premiums	$1,300,523	46,253	—	1,254,270	0.0%

2001

Life insurance in force	$3,984,033	1,777,518	—	2,206,515	0.0%

Premiums:
Life insurance	$17,997	4,571	—	13,426	0.0%
Accident and health insurance	1,092,334	—	—	1,092,334	0.0%
Property and casualty insurance	96,831	39,607	—	57,224	0.0%

Total premiums	$1,207,162	44,178	—	1,162,984	0.0%

2000

Life insurance in force	$3,507,903	1,716,399	—	1,791,504	0.0%

Premiums:
Life insurance	$15,590	4,014		11,576	0.0%
Accident and health insurance	1,028,140	—	—	1,028,140	0.0%
Property and casualty insurance	87,128	31,208	—	55,920	0.0%

Total premiums	$1,130,858	35,222	—	1,095,636	0.0%

1999

Life insurance in force	$2,237,830	1,429,342	—	808,488	0.0%

Premiums:
Life insurance	$13,697	2,979	—	10,718	0.0%
Accident and health insurance	919,976	—	—	919,976	0.0%
Property and casualty insurance	77,250	30,847	—	46,403	0.0%

Total premiums	$1,010,923	33,826	—	977,097	0.0%

(1)	Premiums ceded on the life insurance business are net of commission income on reinsurance amounting to $699, $516 and $510 for the years ended December 31, 2004, 2003 and 2002.

Schedule V

Triple-S Management Corporation and Subsidiaries
Valuation and Qualifying Accounts
For the years ended December 31, 2004, 2003 and 2002

(Dollar amounts in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts	Deductions -	End of
	Period	Expenses	- Describe (1)	Describe (2)	Period

2004

Allowance for doubtful receivables	$9,015	5,166	—	(3,008)	11,173

2003

Allowance for doubtful receivables	$13,794	3,068	290	(8,137)	9,015

2002

Allowance for doubtful receivables	$11,678	5,402	(55)	(3,231)	13,794

2001

Allowance for doubtful receivables	$8,791	4,592	—	(1,705)	11,678

2000

Allowance for doubtful receivables	$8,410	3,853	72	(3,544)	8,791

1999

Allowance for doubtful receivables	$10,569	2,607	—	(4,766)	8,410

(1)	Represents the recovery of accounts previously written-off.

(2)	Deductions represent the write-off of accounts deemed uncollectible.