Form 10-Q
period 2005-03-31
TRIPLE-S MANAGEMENT CORP
filed 2005-05-13
CIK 1171662

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

     ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

     ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

COMMISSION FILE NUMBER: 0-49762

Triple-S Management Corporation

(Exact name of registrant as specified in its charter)

Puerto Rico	66-0555678
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1441 F.D. Roosevelt Avenue
San Juan, Puerto Rico	00920
(Address of principal executive offices)	(Zip code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2005

Common Stock, $40.00 par value	8,904

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended March 31, 2005

Part I – Financial Information

Item 1. Financial Statements

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2005	2004

ASSETS

Investments and cash:
Securities held for trading, at fair value:
Fixed maturities	$52,388	72,423
Equity securities	84,076	86,596
Securities available for sale, at fair value:
Fixed maturities	454,123	444,637
Equity securities	53,168	59,186
Securities held to maturity, at amortized cost:
Fixed maturities	14,973	14,280
Cash and cash equivalents	58,168	35,115

Total investments and cash	716,896	712,237

Premiums and other receivables, net	129,100	113,323
Deferred policy acquisition costs	18,252	18,712
Property and equipment, net	32,454	32,364
Other assets	45,125	43,021

Total assets	$941,827	919,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

Claim liabilities:
Claims processed and incomplete	$140,987	137,282
Unreported losses	148,595	127,324
Unpaid loss-adjustment expenses	15,050	14,719

Total claim liabilities	304,632	279,325

Unearned premiums	81,190	84,583
Annuity contracts	36,348	34,071
Liability to Federal Employees Health Benefits Program	10,779	9,791

Accounts payable and accrued liabilities	114,603	100,388
Short-term borrowings	1,700	1,700
Income tax payable	3,044	1,827
Net deferred tax liability	—	1,969
Additional minimum pension liability	9,999	8,840
Long-term borrowings	95,457	95,730

Total liabilities	657,752	618,224

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 8,904 at March 31, 2005 and December 31, 2004	356	356
Additional paid-in capital	150,408	150,408
Retained earnings	129,324	134,531
Accumulated other comprehensive income	3,987	16,138

Total stockholders’ equity	284,075	301,433

Total liabilities and stockholders’ equity	$941,827	919,657

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss) (Unaudited)
For the three months ended March 31, 2005 and 2004
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2005	2004

REVENUE:

Premiums earned, net	$333,389	318,646
Amounts attributable to self-funded arrangements	51,915	43,038
Less amounts attributable to claims under self-funded arrangements	(48,540)	(40,582)

	336,764	321,102
Net investment income	7,064	6,582
Net realized investment gains	3,314	1,383
Net unrealized investment gain (loss) on trading securities	(5,793)	1,819
Other income, net	632	566

Total revenue	341,981	331,452

BENEFITS AND EXPENSES:

Claims incurred	302,923	275,748
Operating expenses, net of reimbursement for services	43,766	39,838
Interest expense	1,788	901

Total benefits and expenses	348,477	316,487

Income (loss) before taxes	(6,496)	14,965

INCOME TAX EXPENSE (BENEFIT):

Current	1,221	3,298
Deferred	(2,510)	511

Total income taxes	(1,289)	3,809

Net income (loss)	$(5,207)	11,156

Basic net income (loss) per share	$(585)	1,239

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the three months
ended March 31, 2005 and 2004
(Dollar amounts in thousands, except per share data)

	2005	2004

BALANCE AT JANUARY 1	$301,433	254,255

Stock redemption	—	(3)
Comprehensive income:
Net income (loss)	(5,207)	11,156
Net unrealized change in investment securities	(12,488)	1,062
Net change in fair value of cash flow hedges	337	(345)

Total comprehensive income (loss)	(17,358)	11,873

BALANCE AT MARCH 31	$284,075	266,125

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2005 and 2004
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Premiums collected	$323,459	309,144
Cash paid to suppliers and employees	(44,943)	(38,739)
Claims, losses and benefits paid	(276,277)	(262,746)
Interest received	6,359	6,322
Proceeds from trading securities sold or matured:
Fixed maturities sold	31,946	7,185
Equity securities	5,027	3,346
Acquisitions of investments in trading portfolio:
Fixed maturities	(14,463)	(7,951)
Equity securities	(5,116)	(3,692)
Interest paid	(1,509)	(680)
Expense reimbursement from Medicare	3,003	3,696

Net cash provided by operating activities	27,486	15,885

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	5,038	15,199
Fixed maturities matured	206	29,126
Equity securities	2,677	1,475
Securities held to maturity:
Fixed maturities matured	290	2,662
Acquisitions of investments:
Securities available for sale:
Fixed maturities	(17,919)	(27,004)
Equity securities	(2,821)	(1,023)
Securities held to maturity:
Fixed maturities	(993)	(2,612)
Capital expenditures	(1,338)	(576)
Proceeds from sale of property and equipment	2	3

Net cash (used in) provided by investing activities	(14,858)	17,250

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in outstanding checks in excess of bank balances	8,700	11,437
Payments of short-term borrowings	(17,125)	(6,200)
Proceeds from short-term borrowings	17,125	6,200
Payments of long-term borrowings	(273)	(273)
Redemption of common stock	—	(3)
Proceeds from annuity contracts	3,164	3,325
Surrenders of annuity contracts	(1,166)	(1,134)

Net cash provided by financing activities	10,425	13,352

Net increase in cash and cash equivalents	23,053	46,487
Cash and cash equivalents at beginning of the period	35,115	48,280

Cash and cash equivalents at end of the period	$58,168	94,767

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2005

(Dollar amounts in thousands, except per share data)

(Unaudited)

(1) Basis of Presentation

The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) are unaudited, except for the balance sheet information as of December 31, 2004, which is derived from the Corporation’s audited consolidated financial statements, pursuant to the rules and regulations of the United States Securities and Exchange Commission. The consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results for the full year.

(2) Segment Information

The following tables summarize the operations by major operating segment for the three months ended March 31, 2005 and 2004:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total

THREE MONTHS ENDED MARCH 31, 2005

Premiums earned, net	$184,300	123,140	22,096	3,853	333,389
Amounts attributable to self-funded arrangements	51,915	—	—	—	51,915
Less: Amounts attributable to claims under self-funded arrangements	(48,540)	—	—	—	(48,540)
Intersegment premiums earned/service revenues	1,076	—	—	13,638	14,714

	188,751	123,140	22,096	17,491	351,478
Net investment income	3,413	741	2,105	711	6,970
Realized gain (loss) on sale of securities	2,103	(25)	1,176	60	3,314
Unrealized loss on trading securities	(4,806)	—	(793)	(194)	(5,793)
Other	188	(5)	338	62	583

Total revenue	$189,649	123,851	24,922	18,130	356,552

Net income (loss)	$(6,803)	(911)	2,658	(345)	(5,401)

Claims incurred	$172,829	116,088	11,373	2,633	302,923

Operating expenses	$24,240	8,914	10,341	15,387	58,882

Depreciation expense, included in operating expenses	$825	—	107	39	971

Interest expense	$1,058	204	—	279	1,541

Income tax expense (benefit)	$(1,675)	(444)	550	176	(1,393)

*  Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total

THREE MONTHS ENDED MARCH 31, 2004

Premiums earned, net	$174,505	119,398	20,783	3,960	318,646
Amounts attributable to self-funded arrangements	43,038	—	—	—	43,038
Less: Amounts attributable to claims under self-funded arrangements	(40,582)	—	—	—	(40,582)
Intersegment premiums earned/service revenues	904	—	—	11,537	12,441

	177,865	119,398	20,783	15,497	333,543
Net investment income	3,145	840	1,854	658	6,497
Realized gain (loss) on sale of securities	1,149	211	35	(12)	1,383
Unrealized gain on trading securities	1,402	—	282	135	1,819
Other	52	(10)	562	33	637

Total revenue	$183,613	120,439	23,516	16,311	343,879

Net income	$6,047	1,644	3,328	239	11,258

Claims incurred	$153,240	109,215	10,627	2,666	275,748

Operating expenses	$21,994	8,752	8,709	13,062	52,517

Depreciation expense, included in operating expenses	$969	—	121	28	1,118

Interest expense	$289	69	—	222	580

Income tax expense	$2,043	759	852	122	3,776

*  Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total

AS OF MARCH 31, 2005

Segment assets	$459,193	88,535	284,920	92,442	925,090

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(8,225)	(817)	(2,338)	(993)	(12,373)

AS OF DECEMBER 31, 2004

Segment assets	$443,710	84,627	282,393	90,713	901,443

Significant noncash item:
Net change in unrealized gain on securities available for sale	$523	(151)	867	(156)	1,083
Net change in minimum pension liability	313	—	(60)	(314)	(61)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS
WITH FINANCIAL STATEMENTS

	Three months ended
	March 31,
	2005	2004

TOTAL REVENUE

Total revenues for reportable segments	$338,422	327,568
Total revenues for other segments	18,130	16,311

	356,552	343,879

Elimination of intersegment earned premiums	(1,076)	(904)
Elimination of intersegment service revenues	(13,638)	(11,537)
Unallocated amount - revenues from external sources	143	14

	(14,571)	(12,427)

Consolidated total revenue	$341,981	331,452

NET INCOME (LOSS)

Net income (loss) for reportable segments	$(5,056)	11,019
Net income (loss) for other segments	(345)	239

	(5,401)	11,258

Elimination of TSM charges:
Rent expense	1,624	1,573
Interest expense	256	159

	1,880	1,732

Unallocated amounts related to TSM:
General and administrative expenses	(1,222)	(1,335)
Income tax expense	(104)	(33)
Interest expense	(503)	(480)
Other revenues from external sources	143	14

	(1,686)	(1,834)

Consolidated net income (loss)	$(5,207)	11,156

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months ended March 31, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$302,923	—	302,923
Operating expenses	58,882	(15,116)	43,766
Depreciation expense	971	277	1,248
Interest expense	1,541	247	1,788
Income tax expense (benefit)	(1,393)	104	(1,289)

	Three months ended March 31, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$275,748	—	275,748
Operating expenses	52,517	(12,679)	39,838
Depreciation expense	1,118	279	1,397
Interest expense	580	321	901
Income tax expense	3,776	33	3,809

* Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	March 31,	December 31,
	2005	2004

ASSETS

Total assets for reportable segments	$832,648	810,730
Total assets for other segments	92,442	90,713

	925,090	901,443

Elimination entries - intersegment receivables and others	(24,831)	(21,717)

Unallocated amounts related to TSM:
Parent cash, cash equivalents and investments	13,324	12,236
Parent net property and equipment	25,437	25,577
Parent other assets	2,807	2,118

	41,568	39,931

Consolidated assets	$941,827	919,657

OTHER SIGNIFICANT ITEMS

	As of March 31, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash item - net change in unrealized gain on securities available for sale	$(12,373)	(115)	(12,488)

	As of December 31, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash items:
Net change in unrealized gain on securities available for sale	$1,083	18	1,101
Net change in minimum pension liability	(61)	58	(3)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

(3) Investment in Securities

The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2005 and December 31, 2004, were as follows:

	March 31, 2005 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Fixed maturities	$52,069	849	(530)	52,388
Equity securities	76,661	10,410	(2,995)	84,076

	$128,730	11,259	(3,525)	136,464

	March 31, 2005 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities available for sale:
Fixed maturities	$459,170	1,435	(6,482)	454,123
Equity securities	35,831	18,237	(900)	53,168

	$495,001	19,672	(7,382)	507,291

March 31,2005(Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities held to maturity:
Fixed maturities	$14,973	209	(184)	14,998

	December 31, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Fixed maturities	$70,668	2,045	(290)	72,423
Equity securities	74,824	13,496	(1,724)	86,596

	$145,492	15,541	(2,014)	159,019

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities available for sale:
Fixed maturities	$444,135	2,659	(2,157)	444,637
Equity securities	34,309	24,913	(36)	59,186

	$478,444	27,572	(2,193)	503,823

December 31, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities held to maturity:
Fixed maturities	$14,280	247	(24)	14,503

Investment in securities at March 31, 2005 are mostly comprised of U.S. Treasury securities and obligations of U.S. government instrumentalities (53.8%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (5.8%), obligations of the government of Puerto Rico and its instrumentalities (9.2%) and obligations of states and political subdivisions (0.1%). The remaining 31.1% of the investment portfolio is comprised of corporate debt, equity securities and mutual funds.

The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. No impairments were identified nor recognized by the Corporation during the three-month period ended March 31, 2005.

The unrealized losses on investments were mainly caused by interest rate increases. Because the Corporation has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired. As of March 31, 2005 the Corporation has an unrealized loss of $900 on equity securities in its available-for-sale portfolio. This unrealized loss is mostly attributed to the Corporation’s investment in common stock of Doral Financial Corporation (Doral), which at March 31, 2005 had an unrealized loss amounting to $620. According to financial market analysts Doral’s stock price decline mainly responds to Doral’s announcement during the month of March of a restatement to its financial statements for the last five years, due to a revaluation and write-down of its interest-only (IO) strip portfolio. Management of the Corporation is closely monitoring the performance of Doral’s stock and has concluded, after careful evaluation of the market performance of Doral’s stock, that an other than temporary impairment cannot presently be determined due to the relative short period of time elapsed since Doral’s announcement the restatement of its financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4) Premiums and Other Receivables

Premiums and other receivables as of March 31, 2005 and December 31, 2004 were as follows:

	(Unaudited)
	March 31,	December 31,
	2005	2004

Premiums	$49,886	45,451
Self-funded group receivables	23,129	17,717
FEHBP	10,580	9,346
Accrued interest	5,873	5,080
Reinsurance recoverable on paid losses	29,157	30,496
Other	21,548	16,406

	140,173	124,496

Less allowance for doubtful receivables:
Premiums	6,637	6,456
Other	4,436	4,717

	11,073	11,173

Total premiums and other receivables	$129,100	113,323

(5) Claim Liabilities

The activity in the total claim liabilities for the three months ended March 31, 2005 and 2004 is as follows:

	(Unaudited)
	Three months ended March 31,
	2005	2004

Claim liabilities at beginning of period	$279,325	247,920
Reinsurance recoverable on claim liabilities	(26,555)	(19,357)

Net claim liabilities at beginning of period	252,770	228,563

Incurred claims and loss-adjustment expenses:
Current period insured events	297,517	280,753
Prior period insured events	5,406	(5,005)

Total	302,923	275,748

Payments of losses and loss-adjustment expenses:
Current period insured events	137,351	140,069
Prior period insured events	138,995	124,783

Total	276,346	264,852

Net claim liabilities at end of period	279,347	239,459
Reinsurance recoverable on claim liabilities	25,285	21,463

Claim liabilities at end of period	$304,632	260,922

As a result of changes in estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred. The amount in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2005 is due to an unfavorable development of the claim liabilities attributed to higher than expected cost per service and utilization trends. The credit in the incurred claims and loss-adjustment

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

expenses for prior periods insured events for the three months ended March 31, 2004 is due to a favorable development of the claim liabilities attributed to better than expected utilization trends.

(6) Comprehensive Income

The accumulated balances for each classification of comprehensive income are as follows:

	(Unaudited)
				Accumulated
	Unrealized	Minimum		other
	gains on	pension	Cash flow	comprehensive
	securities	liability	hedges	income

BALANCE AT JANUARY 1	$22,049	(5,825)	(86)	16,138
Net current period change	(12,488)	—	337	(12,151)

BALANCE AT MARCH 31	$9,561	(5,825)	251	3,987

(7) Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of earnings in the period that includes the enactment date. Quarterly income taxes are determined based on the income forecasted for the full fiscal year.

(8) Pension Plan

The components of net periodic benefit cost for the three months ended March 31, 2005 and 2004 were as follows:

	(Unaudited)
	Three months ended March 31,
	2005	2004

Components of net periodic benefit cost:
Service cost	$1,143	1,035
Interest cost	1,030	929
Expected return on assets	(843)	(626)
Amortization of prior service cost	12	12
Amortization of actuarial loss	490	401

Net periodic benefit cost	$1,832	1,751

Employer contributions

The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2004 that it expected to contribute $7,900 to its pension program in 2005. As of March 31, 2005, no contributions have been made. The Corporation currently anticipates contributing approximately $7,900 to fund the pension program in 2005.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

(9) Net Income Available to Stockholders and Net Income per Share

The Corporation presents only basic earnings per share, which amount consists of the net income that is available to common stockholders divided by the weighted-average number of common shares outstanding for the period.

The following table sets forth the computation of basic net income (loss) per share for the three months ended March 31, 2005 and 2004:

	(Unaudited)
	Three months ended March 31,
	2005	2004

Numerator for basic earnings per share:
Net (loss) income available to stockholders	$(5,207)	11,156

Denominator for basic earnings per share:
Weighted average of outstanding common shares	8,904	9,002

Basic net (loss) income per share	$(585)	1,239

(10) Contingencies

(a)	As of March 31, 2005, the Corporation is defendant in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of its legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position and results of operations of the Corporation.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock due to the fact that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation in violation of the Puerto Rico Insurance Code. The plaintiffs alleged that they were illegally excluded from participation in the sale of shares by TSI due to the illegally selective nature of the sale of shares and that, consequently the sale of shares should be eliminated.

On December 1996, the Commissioner of Insurance issued an order to annul the sale of the 1,582 shares that TSI had repurchased from the estate of deceased stockholders. TSI contested such orders through an administrative and judicial review process. Consequently, the sale of 1,582 shares was cancelled and the purchase price was returned to each former stockholder. In the year 2000, the Commissioner of Insurance issued a pronouncement providing further clarification of the content and effect of the order. This order also required that all corporate decisions undertaken by TSI through the vote of its stockholders of record, be ratified in a stockholders’ meeting or in a subsequent referendum. In November 2000, TSM, as the sole stockholder of TSI, ratified all such decisions. Furthermore, on November 19, 2000, TSM held a special stockholders’ meeting, where a ratification of these decisions was undertaken except for the resolution related to the approval of the reorganization of TSI and its subsidiaries. This resolution did not reach the two thirds majority required by the order because the number of shares that were present and represented at the meeting was below such amount (total shares present and represented in the stockholders’ meeting was 64%). As stipulated in the order, TSM began the process to conduct a referendum among its stockholders in order to ratify such resolution. The process was later suspended because upon further review of the scope of the order, the Commissioner of Insurance issued an opinion in a

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

letter dated January 8, 2002 which indicated that the ratification of the corporate reorganization was not required.

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

Pursuant to that review, on September 24, 2002, the Puerto Rico Circuit Court of Appeals issued an order requiring the Commissioner of Insurance to order a meeting of stockholders to ratify TSI’s corporate reorganization and the change of name of TSI from Seguros de Servicio de Salud de Puerto Rico, Inc. to Triple-S, Inc. The Puerto Rico Circuit Court of Appeals based its decision on administrative and procedural issues directed at the Commissioner of Insurance. The Commissioner of Insurance filed a motion of reconsideration with the Puerto Rico Circuit Court of Appeals on October 11, 2002. TSI and TSM also filed a motion of reconsideration.

On October 25, 2002, the Puerto Rico Circuit Court of Appeals dismissed the Commissioner of Insurance’s Motion for Reconsideration and ordered the plaintiffs to reply to TSI’s and TSM’s Motion of Reconsideration.

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

On June 26, 2003, the two stockholders presented a writ of certiorari before the Supreme Court of Puerto Rico. TSI and TSM filed a motion opposing the issuance of the writ. The writ was issued by the Supreme Court on August 22, 2003, when it ordered the Puerto Rico Circuit Court of Appeals to transmit the record of the case. On December 1, 2003, the plaintiffs filed a motion submitting their case on the basis of their original petition. TSI and TSM filed its brief on December 30, 2003, while the Commissioner of Insurance, in turn, filed a separate brief on December 31, 2003. On June 24, 2004 the Supreme Court ordered the plaintiffs to file a brief in support of their allegations. The case is still pending before the Supreme Court of Puerto Rico. It is the opinion of management that the corporate reorganization as approved is in full force and effect.

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their ownership rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. On March 4, 2005 the Court issued an Opinion and Order. In this Opinion and Order, of the twelve counts included in the complaint, eight counts were dismissed for failing to assert an actionable injury; six of them for

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

lack of standing and two for failing to plead with sufficient particularity in compliance with the Rules. All shareholder allegations, including those described above, were dismissed in the Opinion and Order. The remaining four counts were found standing, in a limited way, in the Opinion and Order. Finally, the Court ordered that by March 24, 2005 one of the counts left standing be replead to conform to the Rules and that by March 28, 2005 a proposed schedule for discovery and other submissions be filed. The count was amended and accepted by the Court, the discovery schedule was submitted and the parties are preparing to conduct discovery proceedings. This case is still pending before the United States District Court for the District of Puerto Rico.

(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counterclaim and filed several motions to dismiss this claim. On February 18, 2005 the plaintiffs informed their intention to amend the complaint and the Court granted then 45 days to do so and 90 days to defendants to file the corresponding motion to dismiss. As of this date no amended filings have been made.

(e)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all other similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and multiple other insurance companies, including TSI. The case is pending before the United States District Court for the Southern District of Florida, Miami District.

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

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

On June 25, 2004, the plaintiffs amended the complaint but the allegations against TSI did not vary.

Management believes that TSI was made a party to this litigation for the sole reason that TSI is associated with the BCBSA. TSI, along with the other defendants, moved to dismiss the complaint under multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

(11) Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities

A reconciliation of net income (loss) to net cash provided by operating activities is as follows:

	(Unaudited)
	Three months ended
	March 31,
	2005	2004

Net income (loss)	$(5,207)	11,156

Adjustments to reconcile net income (loss) to net cash provided by operating expenses:

Depreciation and amortization	1,248	1,397
Amortization of investment discounts	194	303
Accretion in value of securities	(106)	(104)
Decrease in provision for doubtful receivables	(100)	(432)
Increase (decrease) in net deferred taxes	(2,506)	1,647
Gain on sale of securities	(3,314)	(1,383)
Unrealized (gain) loss of trading securities	5,793	(1,819)
Proceeds from trading securities sold:
Fixed maturities	31,946	7,185
Equity securities	5,027	3,346
Acquisition of securities in trading portfolio:
Fixed maturities	(14,463)	(7,951)
Equity securities	(5,116)	(3,692)
Loss on sale of property and equipment	(2)	(3)
(Increase) decrease in assets:
Premiums receivable	(11,081)	(10,039)
Accrued interest receivable	(793)	(459)
Reinsurance receivable	1,339	(1,432)
Other receivables	2,717	2,216
Deferred policy acquisition costs	460	(587)
Other assets	(769)	(56)
Increase (decrease) in liabilities:
Claims processed and incomplete	3,705	156
Unreported losses	21,271	12,627
Unpaid loss-adjustment expenses	331	219
Unearned premiums	(3,393)	(2,963)
Annuity contracts	279	221
Liability to FEHBP	988	2,476
Accounts payable and accrued liabilities	(2,179)	1,693
Income tax payable	1,217	2,163

Net cash provided by operating activities	$27,486	15,885

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) for the three months ended March 31, 2005. Therefore, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2004.

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

Recent Developments

Healthcare Reform Segment

All Reform contracts were to expire on June 30, 2005. The Reform contracts negotiation process was scheduled to begin during the month of February 2005. However, during that month TSI was notified of the government of Puerto Rico’s (the government) interest in extending the contracts until December 31, 2005 or June 30, 2006. During the month of April 2005, the government announced that the contract’s extension term will be for a period of twelve (12) months, with an option to cancel on December 31, 2005. The exercise of the option to cancel on December 2005 will be determined by October 2005. The negotiation of the terms of the contracts’ extension commenced during the month of April 2005. TSI has agreed to this request and submitted proposals with modified contract terms, including premiums.

Adoption of Accounting Standard

SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, was issued in December 2004. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges on nonmonetary assets that do not have commercial substance. The Corporation is required to adopt SFAS No. 153 on January 1, 2006. The adoption of SFAS No. 153 is not expected to have an impact on the Corporations financial statements.

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

	Three months ended
	March 31,
(dollar amounts in thousands)	2005	2004

Consolidated earned premiums, net and fee revenue	$336,764	321,102

Consolidated claims incurred	$302,923	275,748
Consolidated operating expenses	43,766	39,838

Consolidated operating costs	$346,689	315,586

Consolidated loss ratio	90.0%	85.9%
Consolidated expense ratio	13.0%	12.4%

Consolidated combined ratio	102.9%	98.3%

Consolidated net investment income	$7,064	6,582
Consolidated realized gain on sale of securities	3,314	1,383
Consolidated unrealized gain (loss) on trading securities	(5,793)	1,819

Total consolidated net investment income	$4,585	9,784

Consolidated income tax (benefit) expense	$(1,289)	3,809

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Consolidated earned premiums, net and fee revenue for the three months ended March 31, 2005 increased by $15.7 million or 4.9% when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to the following:

•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial segment increased by $10.9 million, or 6.1%, during this period. An increase in the average enrollment together with increases in premium rates account for the segment’s fluctuation in earned premiums and fee revenue for the period.

•	The earned premiums, net corresponding to the Health Insurance – Healthcare Reform segment increased by $3.7 million, or 3.1%, during this period. This increase is the net result of an increase in premium rates effective July 1, 2004 and a reduction in the average membership of the segment.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $1.3 million, or 6.3%, during this period. This increase is mostly reflected in the premiums written for the Dwelling, Auto physical damage and Other lines of business, net of an increase in premiums ceded.

Consolidated claims incurred for the three months ended March 31, 2005 reflected an increase of $27.2 million, or 9.9%, when compared to the claims incurred for the three months ended March 31, 2004. The consolidated loss ratio reflected an increase of 4.1 percentage points during this period. This fluctuation is due to the following:

•	During the 2005 period the claims incurred of the Health Insurance – Commercial segment increased by $19.6 million. This fluctuation is attributed to an increase in utilization trends and costs. Also, a year to date recast of the segment’s reserves as of December 31, 2004 presented an unfavorable development that was considered in the claims incurred during the three months ended March 31, 2005 while the recast of the reserves as of December 31, 2003 presented a favorable development that was considered in the claims incurred during the three months ended March 31, 2004.

•	The increase of $6.5 million of the claims incurred of the Health Insurance –Healthcare Reform segment results mostly from higher utilization trends, particularly in risks assumed by the segment. Also, the claims incurred by the segment in the 2005 period were increased by an unfavorable development of the unreported losses reserve estimated as of the end of the year 2004.

The consolidated operating expenses presented an increase of $3.9 million, or 9.9%, during the 2005 period. This fluctuation is mostly due to the segments’ increased volume of business during this period. The consolidated expense ratio for the three months ended March 31, 2005 increased by 0.6 percentage points when compared to the consolidated expense ratio for the same period of the prior year.

The consolidated realized gain on sale of securities is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies and from the normal turnover of the trading and available-for-sale securities.

The unrealized loss on trading securities is related to investments held by segments in corporate bonds and equity securities. The unrealized loss experienced during the 2005 period is mostly attributed to losses in the portfolios held by segments in equity securities that replicate the Standard & Poor’s 500 Index, the Russell 1000 Growth Index and the Russell 1000 Value Index. All Indexes experienced negative returns in 2005. These segments plan to continue their long-term strategy of passive management and diversification since historically, performance of these types of investments has outperformed other financial instruments.

The consolidated income tax expense for the three months period ended March 31, 2005 decreased by $5.1 million when compared to the same period of the prior year. This decrease is mostly due to a decrease in the taxable income when comparing the first quarter of the year 2005 with the corresponding 2004 period.

Health Insurance – Commercial Program Operating Results

	Three months ended
	March 31,
(dollar amounts in thousands)	2005	2004

Average enrollment:
Corporate accounts	307,294	303,905
Self-funded employers	151,315	132,757
Individual accounts	83,290	84,635
Federal employees	50,154	53,216
Local government employees	36,562	42,952

Total enrollment	628,615	617,465

Earned premiums	$185,057	175,191
Amounts attributable to self-funded arrangements	52,234	43,256
Less: Amounts attributable to claims under self-funded arrangements	(48,540)	(40,582)

Earned premiums and fee revenue	$188,751	177,865

Claims incurred	$172,829	153,240
Operating expenses	24,240	21,994

Total underwriting costs	$197,069	175,234

Underwriting income (loss)	$(8,318)	2,631

Loss ratio	91.6%	86.2%
Expense ratio	12.8%	12.4%

Combined ratio	104.4%	98.5%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Earned premiums and fee revenue for the three months ended March 31, 2005 reflects an increase of $10.9 million, or 6.1%, when compared to the earned premiums and fee revenue for the three months ended March 31, 2004. This increase is the result of the following:

•	Average enrollment as of March 31, 2005 increased by 11,150 members, or 1.8%, when compared to the enrollment as of the same period of 2004. The increase in average enrollment is mostly reflected in Self-funded employers and Corporate accounts businesses, which membership increased by 18,558 members, or 14.0%, and 3,389 members, or 1.1%, during this period, respectively. The increase in the enrollment in the Self-funded employers business is due to the enrollment of several large corporate groups during 2004 and the first quarter of 2005. The average enrollment of the Local government employees and Federal employees businesses, on the other hand, reflect a decrease in membership of 6,390, or 14.9%, and 3,062, or 5.8%, during this period, respectively.

•	On average, this segment increased premiums rates by approximately 5.6% during the 2005 period. Increases in premium rates combined with an increase in Self funded employers have contributed to the increase experienced in the earned premiums and fee revenue for the period.

Claims incurred during the three months ended March 31, 2005 increased by $19.6 million, or 12.8%, when compared to the same period in 2004. The segment’s loss ratio for the three months ended March 31, 2005 increased by 5.4 percentage points when compared to the loss ratio for the three months ended March 31, 2004. These fluctuations are attributed to the effect of the following:

•	In the 2005 period, the segment has experienced an increase in utilization trends and costs, particularly in the prescription drug coverage, emergency room and hospital in-patient services. Due to this increase in trends and costs, the segment’s actuarial experience trend increased from 2.5% in the 2004 period to 6.2% in the 2005 period. The increases in utilization trends and costs have caused the segment’s premium pricing to be closer to the claims trend than in prior year.

•	In addition, the loss ratio for the 2005 quarter is higher because the unfavorable development of the reserves. The loss ratio for 2005 includes an unfavorable development of $3.3 million, which has the effect of increasing the period’s loss ratio by approximately 1.8 percentage points. Also, the loss ratio of the 2004 quarter includes a favorable development of $2.1 million, which has the effect of reducing the loss ratio of that period by approximately 1.2 percentage points.

The operating expenses for the three months ended March 31, 2005 reflect an increase of $2.2 million, or 10.2%, when compared to the three months ended March 31, 2004. This increase is due to the expenses related to the launching of the new Medicare Advantage program and to the normal inflationary effect in operating costs. The expense ratio for the three months ended March 31, 2005 experienced an increase of 0.4 percentage points compared to the three months ended March 31, 2004.

Health Insurance – Healthcare Reform Program Operating Results

	Three months ended
	March 31,
(dollar amounts in thousands)	2005	2004

Average enrollment:
North area	232,977	233,341
Metro-north area	215,707	219,000
Southwest area	162,573	165,847

	611,257	618,188

Earned premiums	$123,140	119,398

Claims incurred	$116,088	109,215
Operating expenses	8,914	8,752

Total underwriting costs	$125,002	117,967

Underwriting income (loss)	$(1,862)	1,431

Loss ratio	94.3%	91.5%
Expense ratio	7.2%	7.3%

Combined ratio	101.5%	98.8%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Earned premiums of the Healthcare Reform segment for the three months ended March 31, 2005 increased by $3.7 million, or 3.1%, when compared to the same period of last year. This increase is the result of the net effect of the following:

•	Premium rates were increased by approximately 4.4% during the Healthcare Reform contract renegotiation process for the twelve-month period ending on June 30, 2005. The increase in premium rates was effective July 1, 2004.

•	The average monthly enrollment for this segment decreased by 6,931 insureds, or 1.1%, when comparing the average enrollment for the three months ended March 31, 2005 with the average enrollment for the three months ended March 31, 2004. This decrease is attributed to the continuous review and screening performed by the government over the persons eligible to participate in the Healthcare Reform.

Claims incurred during the three months ended March 31, 2005 reflect an increase of $6.9 million, or 6.3%, when compared to the three months ended March 31, 2004. The loss ratio increased by 2.8 percentage points when comparing the 2005 period with the 2004 period. This fluctuation results mostly from higher utilization trends and costs experienced during the three months ended March 31, 2005, particularly in risks assumed by the segment such as cardiovascular services, dialysis and obstetrics, among others. In addition, the 2005 period includes the effect of an unfavorable development of the 2004 year-end reserve estimate of approximately $3.5 million, which has the effect of increasing the period’s loss ratio by approximately 2.8 percentage points.

Property and Casualty Insurance Operating Results

	Three months ended
	March 31,
(dollar amounts in thousands)	2005	2004

Premiums written:
Commercial multiperil	$12,984	12,880
Dwelling	6,221	5,699
Auto physical damage	4,995	4,412
Commercial auto liability	3,679	3,558
Other liability	2,325	2,009
Medical malpractice	1,101	988
Other	2,462	1,706

Total premiums written	33,767	31,252

Premiums ceded	(14,475)	(12,753)
Change in unearned premiums	2,804	2,284

Net premiums earned	$22,096	20,783

Claims incurred	$11,373	10,627
Operating expenses	10,341	8,709

Total underwriting costs	$21,714	19,336

Underwriting income	$382	1,447

Loss ratio	51.5%	51.1%
Expense ratio	46.8%	41.9%

Combined ratio	98.3%	93.0%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Total premiums written for the three months ended March 31, 2005 increased by $2.5 million, or 8.0%, when compared to the three months ended March 31, 2004. This fluctuation is mostly due to an increase in the volume of the premiums written in the Dwelling, Auto physical damage and the Other lines of business, which experienced an increase in premiums of $522 thousand, or 9.2%, $583 thousand, or 13.2%, and $756 thousand, or 44.3%, during this period, respectively. The segment is focusing its writings efforts to insurance related to mortgage products from financial institutions and to increase the auto insurance business.

Premiums ceded to reinsurers during the three months ended March 31, 2005 increased by $1.7 million, or 13.5%, when compared to the same period for the prior year. The ratio of premiums ceded to premiums written reflects an increase of 2.1 percentage points, from 40.8% in the 2004 period to 42.9% in the 2005 period. This fluctuation is mainly due to increases in premium cessions of the commercial and personal lines quota share arrangements. Premiums cessions for the commercial and personal lines quota share arrangements increased from 37.5% to 42.5% and 7.5% to 10.0%, respectively, during the first quarter of 2005.

Claims incurred reflect an increment of $746 thousand, or 7.0% when compared to the three months ended March 31, 2004 that is mostly attributed to the segment’s increased volume of business. The loss ratio experienced an increase of 0.4 percentage points during the three months period ended March 31, 2005 as compared to the same period of the prior year.

Liquidity and Capital Resources

Cash Flows

The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.

As of March 31, 2005 and December 31, 2004, the Corporation’s cash and cash equivalents amounted to $58.2 million and $35.1 million, respectively. The sources of funds available to meet the requirements of the Corporation’s operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.

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

Net cash flows provided by operating activities amounted to $27.5 million and $15.9 million for the three months ended March 31, 2005 and 2004, respectively, an increase of $11.6 million. This increase in cash flows from operating activities is mainly attributed to the net effect of the following:

•	The net proceeds of investments in the trading portfolio increased by $18.5 million for the three months ended March 31, 2005, when compared to the three months ended March 31, 2004.

•	Premiums collected increased by $14.3 million when comparing collections during the three months ended March 31, 2005 with collections for the three months ended March 31, 2004. This increase is mostly related to the increased volume of business and increases in premium rates of the operating segments.

•	The amount of claims, losses and benefits paid for the three months ended March 31, 2005 reflect an increase of $13.5 million when compared with the three months ended March 31, 2004. The increase in the amount of claims, losses and benefits paid is mostly the result of the segments’ increased volume of business as well as to increased utilization trends in both Health Insurance segments.

•	The payments to suppliers and employees increased by $6.2 million when comparing the amount paid during the 2005 and 2004 periods. This increase is basically attributed to additional commission expense generated from the acquisition of new business and general operating expenses.

Any excess liquidity is available, among other things, to invest in high quality and diversified fixed income securities and, to a lesser degree, to invest in marketable equity securities.

Cash Flows from Investing Activities

The basic components of the cash flows from investing activities are derived from acquisitions and proceeds from sales and maturities of investments in the available-for-sale and held-to-maturity portfolios and capital expenditures. The Corporation monitors the duration of its investment portfolio and executes the purchases and sales of these investments with the objective of having adequate funds available to satisfy its maturing liabilities.

Net cash flows (used in) provided by investing activities amounted to $(14.9) million and $17.3 million for the three months ended March 31, 2005 and 2004, respectively. The decrease in the cash flows from investing activities during this period is attributed to an increase in the amount of investment proceeds that was reinvested. During the three months ended March 31, 2005 total acquisition of investments exceeded the proceeds from investments sold or matured by $13.5 million. During the three months ended March 31, 2004 the amount of proceeds from investments sold or matured exceeded investment acquisitions by $17.8 million.

Cash Flows from Financing Activities

Net cash flows provided by financing activities amounted to $10.4 million and $13.4 million for the three months ended March 31, 2005 and 2004, respectively. The decrease of $3.0 million when compared to the same period of the prior year is mainly due to the fluctuation of the change in outstanding checks in excess of bank balances. The change in outstanding checks in excess of bank balances reflects a decrease of $2.7 million during the three months ended March 31, 2005 compared to the 2004 period. The amount of checks in excess of bank balances represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

Financing and Financing Capacity

The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of March 31, 2005, the Corporation had $227.6 million in available credit on these agreements. Outstanding short-term borrowings as of March 31, 2005 amount to $1.7 million. The amount due under outstanding short-term borrowings is expected to be repaid out of the excess operating cash flows of the Corporation.

On September 30, 2004 TSI issued and sold $50.0 million of its 6.30% senior unsecured notes due September 2019 (the notes). The notes are unconditionally guaranteed as to payment of principal, premium, if any, and interest by the Corporation. The notes were privately placed to various institutional investors under a note purchase agreement among TSI, the Corporation and the investors. The notes pay interest semiannually beginning on March 2005, until such principal becomes due and payable. The notes contain certain covenants with which TSI and the Corporation have complied with at March 31, 2005.

In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates based on the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of March 31, 2005, the two credit agreements have an outstanding balance of $30.5 million and $15.0 million. These credit agreements contain several restrictive covenants, including, but not limited to, the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of March 31, 2005, management believes the Corporation is in compliance with these covenants.

Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations of the Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Corporation is exposed to certain market risks that are inherent in the Corporation’s financial instruments, which arise from transactions entered into in the normal course of business. The Corporation has exposure to market risk mostly in its investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices. No material changes have occurred in the Corporation’s exposure to financial market risks since December 31, 2004. A discussion of the Corporation’s market risk as of December 31, 2004 is incorporated by reference to Item 7a of the Corporation’s Annual Report on Form 10-K.

Item 4. Controls and Procedures

The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2005. There were no significant changes in the Corporation’s disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.

Part II – Other Information

Item 1. Legal Proceedings

(a)	As of March 31, 2005, the Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock due to the fact that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation in violation of the Puerto Rico Insurance Code. The plaintiffs alleged that they were illegally excluded from participation in the sale of shares by TSI due to the illegally selective nature of the sale of shares and that, consequently the sale of shares should be eliminated.

On December 1996, the Commissioner of Insurance issued an order to annul the sale of the 1,582 shares that TSI had repurchased from the estate of deceased stockholders. TSI contested such orders through an administrative and judicial review process. Consequently, the sale of 1,582 shares was cancelled and the purchase price was returned to each former stockholder. In the year 2000, the Commissioner of Insurance issued a pronouncement providing further clarification of the content and effect of the order. This order also required that all corporate decisions undertaken by TSI through the vote of its stockholders of record, be ratified in a stockholders’ meeting or in a subsequent referendum. In November 2000, TSM, as the sole stockholder of TSI, ratified all such decisions. Furthermore, on November 19, 2000, TSM held a special stockholders’ meeting, where a ratification of these decisions was undertaken except for the resolution related to the approval of the reorganization of TSI and its subsidiaries. This resolution did not reach the two thirds majority required by the order because the number of shares that were present and represented at the meeting was below such amount (total shares present and represented in the stockholders’ meeting was 64%). As stipulated in the order, TSM began the process to conduct a referendum among its stockholders in order to ratify such resolution. The process was later suspended because upon further review of the scope of the order, the Commissioner of Insurance issued an opinion in a letter dated January 8, 2002 which indicated that the ratification of the corporate reorganization was not required.

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

Pursuant to that review, on September 24, 2002, the Puerto Rico Circuit Court of Appeals issued an order requiring the Commissioner of Insurance to order a meeting of stockholders to ratify TSI’s corporate reorganization and the change of name of TSI from Seguros de Servicio de Salud de Puerto Rico, Inc. to Triple-S, Inc. The Puerto Rico Circuit Court of Appeals based its decision on administrative and procedural issues directed at the Commissioner of Insurance. The Commissioner of

Insurance filed a motion of reconsideration with the Puerto Rico Circuit Court of Appeals on October 11, 2002. TSI and TSM also filed a motion of reconsideration.

On October 25, 2002, the Puerto Rico Circuit Court of Appeals dismissed the Commissioner of Insurance’s Motion for Reconsideration and ordered the plaintiffs to reply to TSI’s and TSM’s Motion of Reconsideration.

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

On June 26, 2003, the two stockholders presented a writ of certiorari before the Supreme Court of Puerto Rico. TSI and TSM filed a motion opposing the issuance of the writ. The writ was issued by the Supreme Court on August 22, 2003, when it ordered the Puerto Rico Circuit Court of Appeals to transmit the record of the case. On December 1, 2003, the plaintiffs filed a motion submitting their case on the basis of their original petition. TSI and TSM filed its brief on December 30, 2003, while the Commissioner of Insurance, in turn, filed a separate brief on December 31, 2003. On June 24, 2004 the Supreme Court ordered the plaintiffs to file a brief in support of their allegations. The case is still pending before the Supreme Court of Puerto Rico. It is the opinion of management that the corporate reorganization as approved is in full force and effect.

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their ownership rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. On March 4, 2005 the Court issued an Opinion and Order. In this Opinion and Order, of the twelve counts included in the complaint, eight counts were dismissed for failing to assert an actionable injury; six of them for lack of standing and two for failing to plead with sufficient particularity in compliance with the Rules. All shareholder allegations, including those described above, were dismissed in the Opinion and Order. The remaining four counts were found standing, in a limited way, in the Opinion and Order. Finally, the Court ordered that by March 24, 2005 one of the counts left standing be replead to conform to the Rules and that by March 28, 2005 a proposed schedule for discovery and other submissions be filed. The count was amended and accepted by the Court, the discovery schedule was submitted and the parties are preparing to conduct discovery proceedings. This case is still pending before the United States District Court for the District of Puerto Rico.

(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counterclaim and filed several motions to dismiss this claim. On February 18, 2005 the plaintiffs informed their intention to amend the complaint and the Court granted then 45 days to do so and 90 days to defendants to file the corresponding motion to dismiss. As of this date no amended filings have been made.

(e)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all other similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and multiple other insurance companies, including TSI. The case is pending before the United States District Court for the Southern District of Florida, Miami District.

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

On June 25, 2004, the plaintiffs amended the complaint but the allegations against TSI did not vary.

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

Item 4. Submissions of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits:

Exhibit 11 Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2005 and 2004 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

Exhibit 12 Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and nine months ended March 31, 2005 and 2004 has been omitted as the detail necessary to determine the computation of the loss ratio, expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation Registrant

Date: May 12, 2005	By:	/s/ Ramón M. Ruiz-Comas

Ramón M. Ruiz-Comas, CPA
President and Chief Executive Officer

Date: May 12, 2005	By:	/s/ Juan J. Román

Juan J. Román, CPA Vice President of Finance
and Chief Financial Officer