Form 10-Q
period 2005-06-30
TRIPLE-S MANAGEMENT CORP
filed 2005-08-12
CIK 1171662

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2005

Common Stock, $40.00 par value	8,904

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended June 30, 2005

Part I — Financial Information
Item 1. Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2005	2004

ASSETS

Investments and cash:
Securities held for trading, at fair value:
Fixed maturities	$46,786	72,423
Equity securities	81,590	86,596
Securities available for sale, at fair value:
Fixed maturities	461,119	444,637
Equity securities	52,793	59,186
Securities held to maturity, at amortized cost:
Fixed maturities	22,193	14,280
Cash and cash equivalents	35,036	35,115

Total investments and cash	699,517	712,237

Premiums and other receivables, net	122,051	113,323
Deferred policy acquisition costs	18,773	18,712
Property and equipment, net	33,020	32,364
Other assets	51,583	43,021

Total assets	$924,944	919,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

Claim liabilities:
Claims processed and incomplete	$143,999	137,282
Unreported losses	142,022	127,324
Unpaid loss-adjustment expenses	14,676	14,719

Total claim liabilities	300,697	279,325

Unearned premiums	82,882	84,583
Annuity contracts	37,281	34,071
Liability to Federal Employees Health Benefits Program	6,806	9,791
Accounts payable and accrued liabilities	100,904	100,388
Short-term borrowings	—	1,700
Income tax payable	—	1,827
Net deferred tax liability	—	1,969
Additional minimum pension liability	9,999	8,840
Long-term borrowings	92,547	95,730

Total liabilities	631,116	618,224

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 8,904 at June 30, 2005 and December 31, 2004	356	356
Additional paid-in capital	150,408	150,408
Retained earnings	133,732	134,531
Accumulated other comprehensive income	9,332	16,138

Total stockholders’ equity	293,828	301,433

Total liabilities and stockholders’ equity	$924,944	919,657

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months and six months ended June 30, 2005 and 2004
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

REVENUE:

Premiums earned, net	$339,618	322,896	673,007	641,542
Amounts attributable to self-funded arrangements	52,439	46,045	104,354	89,083
Less amounts attributable to claims under self-funded arrangements	(49,302)	(42,485)	(97,842)	(83,067)

	342,755	326,456	679,519	647,558
Net investment income	7,217	6,393	14,281	12,975
Net realized investment gains	1,363	1,365	4,677	2,748
Net unrealized investment loss on trading securities	(634)	(3,252)	(6,427)	(1,433)
Other income, net	(142)	1,120	490	1,686

Total revenue	350,559	332,082	692,540	663,534

BENEFITS AND EXPENSES:

Claims incurred	297,901	286,246	600,824	561,994
Operating expenses, net of reimbursement for services	45,453	42,635	89,219	82,473
Interest expense	1,856	931	3,644	1,832

Total benefits and expenses	345,210	329,812	693,687	646,299

Income (loss) before taxes	5,349	2,270	(1,147)	17,235

INCOME TAX EXPENSE (BENEFIT):

Current	758	1,248	1,979	4,546
Deferred	183	(457)	(2,327)	54

Total income taxes	941	791	(348)	4,600

Net income	$4,408	1,479	(799)	12,635

Basic net income per share	$495	166	(90)	1,411

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the six months
ended June 30, 2005 and 2004
(Dollar amounts in thousands, except per share data)

	2005	2004

BALANCE AT JANUARY 1	$301,433	254,255

Stock redemption	—	(5)
Comprehensive income:
Net income	(799)	12,635
Net unrealized change in investment securities	(6,983)	(6,555)
Net change in fair value of cash flow hedges	177	373

Total comprehensive income (loss)	(7,605)	6,453

BALANCE AT JUNE 30	$293,828	260,703

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2005 and 2004
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Premiums collected	$664,493	631,773
Cash paid to suppliers and employees	(96,566)	(84,127)
Claims, losses and benefits paid	(578,955)	(529,526)
Interest received	14,322	13,487
Income taxes paid	(6,482)	(40,638)
Proceeds from trading securities sold or matured:
Fixed maturities sold	57,795	31,611
Equity securities	14,021	15,526
Acquisitions of investments in trading portfolio:
Fixed maturities	(32,144)	(33,686)
Equity securities	(11,784)	(27,048)
Interest paid	(3,064)	(1,362)
Expense reimbursement from Medicare	6,986	7,547

Net cash provided by (used in) operating activities	28,622	(16,443)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	1,172	21,464
Fixed maturities matured	7,920	46,441
Equity securities	2,670	1,476
Securities held to maturity:
Fixed maturities matured	594	2,762
Acquisitions of investments:
Securities available for sale:
Fixed maturities	(26,796)	(55,415)
Equity securities	(2,822)	(1,024)
Securities held to maturity:
Fixed maturities	(8,494)	(2,612)
Capital expenditures	(3,143)	(1,676)
Proceeds from sale of property and equipment	—	6

Net cash (used in) provided by investing activities	(28,899)	11,422

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in outstanding checks in excess of bank balances	2,451	9,512
Payments of short-term borrowings	(77,285)	(6,200)
Proceeds from short-term borrowings	75,585	6,200
Payments of long-term borrowings	(3,183)	(1,688)
Redemption of common stock	—	(5)
Proceeds from annuity contracts	5,740	7,975
Surrenders of annuity contracts	(3,110)	(2,265)

Net cash provided by financing activities	198	13,529

Net (decrease) increase in cash and cash equivalents	(79)	8,508
Cash and cash equivalents at beginning of the period	35,115	48,280

Cash and cash equivalents at end of the period	$35,036	56,788

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and six months ended June 30, 2005 are not necessarily indicative of the results for the full year.
(2) Segment Information
The following tables summarize the operations by major operating segment for the three months and six months ended June 30, 2005 and 2004:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total

THREE MONTHS ENDED JUNE 30, 2005

Premiums earned, net	$190,138	124,197	21,102	4,181	339,618
Amounts attributable to self-funded arrangements	52,439	—	—	—	52,439
Less: Amounts attributable to claims under self-funded arrangements	(49,302)	—	—	—	(49,302)
Intersegment premiums earned/service revenues	1,029	—	—	11,439	12,468

	194,304	124,197	21,102	15,620	355,223
Net investment income	3,410	749	2,180	761	7,100
Realized gain (loss) on sale of securities	1,445	—	(105)	23	1,363
Unrealized gain (loss) on trading securities	(740)	—	16	90	(634)
Other	(79)	(6)	(168)	58	(195)

Total revenue	$198,340	124,940	23,025	16,552	362,857

Net income (loss)	$5,276	(4,280)	2,944	432	4,372

Claims incurred	$164,320	120,823	10,247	2,511	297,901

Operating expenses	$25,899	9,722	9,108	13,290	58,019

Depreciation expense, included in operating expenses	$858	—	90	20	968

Interest expense	$1,114	232	—	300	1,646

Income tax expense (benefit)	$1,731	(1,557)	726	19	919

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total

THREE MONTHS ENDED JUNE 30, 2004

Premiums earned, net	$179,017	119,601	20,209	4,069	322,896
Amounts attributable to self-funded arrangements	46,045	—	—	—	46,045
Less: Amounts attributable to claims under self-funded arrangements	(42,485)	—	—	—	(42,485)
Intersegment premiums earned/service revenues	1,077	—	—	12,316	13,393

	183,654	119,601	20,209	16,385	339,849
Net investment income	3,025	768	1,834	680	6,307
Realized gain (loss) on sale of securities	1,494	(83)	(14)	(32)	1,365
Unrealized loss on trading securities	(3,158)	—	(24)	(70)	(3,252)
Other	142	(7)	710	95	940

Total revenue	$185,157	120,279	22,715	17,058	345,209

Net income (loss)	$(130)	727	1,445	(502)	1,540

Claims incurred	$162,616	109,605	10,501	3,524	286,246

Operating expenses	$22,619	9,050	10,719	13,559	55,947

Depreciation expense, included in operating expenses	$934	—	121	28	1,083

Interest expense	$286	80	—	248	614

Income tax expense (benefit)	$(234)	817	50	229	862

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total

SIX MONTHS ENDED JUNE 30, 2005

Premiums earned, net	$374,438	247,337	43,198	8,034	673,007
Amounts attributable to self-funded arrangements	104,354	—	—	—	104,354
Less: Amounts attributable to claims under self-funded arrangements	(97,842)	—	—	—	(97,842)
Intersegment premiums earned/service revenues	2,105	—	—	25,077	27,182

	383,055	247,337	43,198	33,111	706,701
Net investment income	6,823	1,490	4,285	1,472	14,070
Realized gain (loss) on sale of securities	3,548	(25)	1,071	83	4,677
Unrealized loss on trading securities	(5,546)	—	(777)	(104)	(6,427)
Other	109	(11)	170	120	388

Total revenue	$387,989	248,791	47,947	34,682	719,409

Net income (loss)	$(1,527)	(5,191)	5,602	87	(1,029)

Claims incurred	$337,149	236,911	21,620	5,144	600,824

Operating expenses	$50,139	18,636	19,449	28,677	116,901

Depreciation expense, included in operating expenses	$1,683	—	197	59	1,939

Interest expense	$2,172	436	—	579	3,187

Income tax expense (benefit)	$56	(2,001)	1,276	195	(474)

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total

SIX MONTHS ENDED JUNE 30, 2004

Premiums earned, net	$353,522	238,999	40,992	8,029	641,542
Amounts attributable to self-funded arrangements	89,083	—	—	—	89,083
Less: Amounts attributable to claims under self-funded arrangements	(83,067)	—	—	—	(83,067)
Intersegment premiums earned/service revenues	1,981	—	—	23,853	25,834

	361,519	238,999	40,992	31,882	673,392
Net investment income	6,170	1,608	3,688	1,338	12,804
Realized gain (loss) on sale of securities	2,643	128	21	(44)	2,748
Unrealized gain (loss) on trading securities	(1,756)	—	258	65	(1,433)
Other	194	(17)	1,272	128	1,577

Total revenue	$368,770	240,718	46,231	33,369	689,088

Net income	$5,917	2,371	4,773	(263)	12,798

Claims incurred	$315,856	218,820	21,128	6,190	561,994

Operating expenses	$44,613	17,802	19,428	26,621	108,464

Depreciation expense, included in operating expenses	$1,903	—	242	56	2,201

Interest expense	$575	149	—	470	1,194

Income tax expense	$1,809	1,576	902	351	4,638

*	Includes segments which are not required to be reported separately. These segments include the life and disability insurance segment, the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total

AS OF JUNE 30, 2005

Segment assets	$454,872	75,019	289,079	93,554	912,524

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(5,142)	(324)	(957)	(568)	(6,991)

AS OF DECEMBER 31, 2004

Segment assets	$443,710	84,627	282,393	90,713	901,443

Significant noncash item:
Net change in unrealized gain on securities available for sale	$523	(151)	867	(156)	1,083
Net change in minimum pension liability	313	—	(60)	(314)	(61)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS
WITH FINANCIAL STATEMENTS

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

TOTAL REVENUE

Total revenues for reportable segments	$346,305	328,151	684,727	655,719
Total revenues for other segments	16,552	17,058	34,682	33,369

	362,857	345,209	719,409	689,088

Elimination of intersegment earned premiums	(1,029)	(1,077)	(2,105)	(1,981)
Elimination of intersegment service revenues	(11,439)	(12,316)	(25,077)	(23,853)
Unallocated amount — revenues from external sources	170	266	313	280

	(12,298)	(13,127)	(26,869)	(25,554)

Consolidated total revenue	$350,559	332,082	692,540	663,534

NET INCOME

Net income (loss) for reportable segments	$3,940	2,042	(1,116)	13,061
Net income (loss) for other segments	432	(502)	87	(263)

	4,372	1,540	(1,029)	12,798

Elimination of TSM charges:
Rent expense	1,617	1,310	3,241	2,883
Interest expense	300	158	556	317

	1,917	1,468	3,797	3,200

Unallocated amounts related to TSM:
General and administrative expenses	(1,519)	(1,391)	(2,741)	(2,726)
Income tax expense	(22)	71	(126)	38
Interest expense	(510)	(475)	(1,013)	(955)
Other revenues from external sources	170	266	313	280

	(1,881)	(1,529)	(3,567)	(3,363)

Consolidated net income	$4,408	1,479	(799)	12,635

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months ended June 30, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$297,901	—	297,901
Operating expenses	58,019	(12,566)	45,453
Depreciation expense	968	272	1,240
Interest expense	1,646	210	1,856
Income tax expense	919	22	941

	Three months ended June 30, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$286,246	—	286,246
Operating expenses	55,947	(13,312)	42,635
Depreciation expense	1,083	281	1,364
Interest expense	614	317	931
Income tax expense (benefit)	862	(71)	791

	Six months ended June 30, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$600,824	—	600,824
Operating expenses	116,901	(27,682)	89,219
Depreciation expense	1,939	549	2,488
Interest expense	3,187	457	3,644
Income tax expense (benefit)	(474)	126	(348)

	Six months ended June 30, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$561,994	—	561,994
Operating expenses	108,464	(25,991)	82,473
Depreciation expense	2,201	560	2,761
Interest expense	1,194	638	1,832
Income tax expense (benefit)	4,638	(38)	4,600

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	June 30,	December 31,
	2005	2004

ASSETS

Total assets for reportable segments	$818,970	810,730
Total assets for other segments	93,554	90,713

	912,524	901,443

Elimination entries — intersegment receivables and others	(27,931)	(21,717)

Unallocated amounts related to TSM:
Parent cash, cash equivalents and investments	12,014	12,236
Parent net property and equipment	25,213	25,577
Parent other assets	3,124	2,118

	40,351	39,931

Consolidated assets	$924,944	919,657

OTHER SIGNIFICANT ITEMS

	As of June 30, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash item — net change in unrealized gain on securities available for sale	$(6,991)	8	(6,983)

	As of December 31, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash items:
Net change in unrealized gain on securities available for sale	$1,083	18	1,101
Net change in minimum pension liability	(61)	58	(3)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands)
(Unaudited)
(3) Investment in Securities
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2005 and December 31, 2004, were as follows:

	June 30, 2005 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Fixed maturities	$45,993	1,024	(231)	46,786
Equity securities	75,283	9,346	(3,039)	81,590

	$121,276	10,370	(3,270)	128,376

	June 30, 2005 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities available for sale:
Fixed maturities	$461,974	1,791	(2,646)	461,119
Equity securities	34,794	18,444	(445)	52,793

	$496,768	20,235	(3,091)	513,912

June 30, 2005 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities held to maturity:
Fixed maturities	$22,193	295	(200)	22,288

	December 31, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Fixed maturities	$70,668	2,045	(290)	72,423
Equity securities	74,824	13,496	(1,724)	86,596

	$145,492	15,541	(2,014)	159,019

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
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

Investment in securities at June 30, 2005 are mostly comprised of U.S. Treasury securities and obligations of U.S. government instrumentalities (54.8%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (5.2%), obligations of the government of Puerto Rico and its instrumentalities (9.2%) and obligations of states and political subdivisions (0.1%). The remaining 30.7% of the investment portfolio is comprised of corporate debt, equity securities and mutual funds.
The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the six-month period ended June 30, 2005 the Corporation recognized an other than temporary impairment amounting to $1,036 on one of its equity securities classified as available for sale.
The unrealized losses on investments were mainly caused by interest rate increases. Because the Corporation has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Premiums and Other Receivables
Premiums and other receivables as of June 30, 2005 and December 31, 2004 were as follows:

	(Unaudited)
	June 30,	December 31,
	2005	2004

Premiums	$51,141	45,451
Self-funded group receivables	22,471	17,717
FEHBP	9,371	9,346
Accrued interest	5,072	5,080
Reinsurance recoverable on paid losses	29,999	30,496
Other	14,921	16,406

	132,975	124,496

Less allowance for doubtful receivables:
Premiums	6,585	6,456
Other	4,339	4,717

	10,924	11,173

Total premiums and other receivables	$122,051	113,323

(5) Claim Liabilities
The activity in the total claim liabilities for the three months ended June 30, 2005 and 2004 is as follows:

	(Unaudited)
	Three months ended June 30,
	2005	2004

Claim liabilities at beginning of period	$304,632	260,922
Reinsurance recoverable on claim liabilities	(25,285)	(21,463)

Net claim liabilities at beginning of period	279,347	239,459

Incurred claims and loss-adjustment expenses:
Current period insured events	295,216	278,354
Prior period insured events	2,685	7,892

Total	297,901	286,246

Payments of losses and loss-adjustment expenses:
Current period insured events	277,796	214,788
Prior period insured events	25,352	52,134

Total	303,148	266,922

Net claim liabilities at end of period	274,100	258,783
Reinsurance recoverable on claim liabilities	26,597	21,605

Claim liabilities at end of period	$300,697	280,388

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
The activity in the total claim liabilities for the six months ended June 30, 2005 and 2004 is as follows:

	(Unaudited)
	Six months ended June 30,
	2005	2004

Claim liabilities at beginning of period	$279,325	247,920
Reinsurance recoverable on claim liabilities	(26,555)	(19,357)

Net claim liabilities at beginning of period	252,770	228,563

Incurred claims and loss-adjustment expenses:
Current period insured events	592,733	559,107
Prior period insured events	8,091	2,887

Total	600,824	561,994

Payments of losses and loss-adjustment expenses:
Current period insured events	415,147	354,857
Prior period insured events	164,347	176,917

Total	579,494	531,774

Net claim liabilities at end of period	274,100	258,783
Reinsurance recoverable on claim liabilities	26,597	21,605

Claim liabilities at end of period	$300,697	280,388

As a result of changes in estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred. The amount in the incurred claims and loss-adjustment expenses for prior period insured events for the three months and six months ended June 30, 2005 and 2004 is due to an unfavorable development of the claim liabilities attributed to higher than expected cost per service and utilization trends.
(6) Comprehensive Income
The accumulated balances for each classification of comprehensive income are as follows:

		(Unaudited)
				Accumulated
	Unrealized	Minimum		other
	gains on	pension	Cash flow	comprehensive
	securities	liability	hedges	income

BALANCE AT JANUARY 1	$22,049	(5,825)	(86)	16,138
Net current period change	(6,983)	—	177	(6,806)

BALANCE AT JUNE 30	$15,066	(5,825)	91	9,332

(7) Income Taxes
Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
consolidated statements of earnings in the period that includes the enactment date. Quarterly income taxes are calculated using the effective tax rate determined based on the income forecasted for the full fiscal year.
(8) Pension Plan
The components of net periodic benefit cost for the three months and six months ended June 30, 2005 and 2004 were as follows:

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$1,187	1,035	2,330	2,070
Interest cost	1,038	929	2,068	1,858
Expected return on assets	(868)	(626)	(1,711)	(1,252)
Amortization of prior service cost	12	12	24	24
Amortization of actuarial loss	505	401	995	802

Net periodic benefit cost	$1,874	1,751	3,706	3,502

Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2004 that it expected to contribute $7,900 to its pension program in 2005. As of June 30, 2005, no contributions have been made. The Corporation currently anticipates contributing approximately $7,900 to fund the pension program in 2005.
(9) Net Income (Loss) Available to Stockholders and Net Income (Loss) per Share
The Corporation presents only basic earnings per share, which amount consists of the net income that is available to common stockholders divided by the weighted-average number of common shares outstanding for the period.
The following table sets forth the computation of basic net income (loss) per share for the three months and six months ended June 30, 2005 and 2004:

	(Unaudited)		(Unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Numerator for basic earnings per share:
Net income (loss) available to stockholders	$4,408	1,479	(799)	12,635

Denominator for basic earnings per share:
Weighted average of outstanding common shares	8,904	8,905	8,904	8,954

Basic net income (loss) per share	$495	166	(90)	1,411

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
(10) Contingencies
(a)	As of June 30, 2005, the Corporation is defendant in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of its legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position and results of operations of the Corporation.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner (the Commissioner of Insurance) against Triple-S, Inc. (TSI) and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock due to the fact that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation in violation of the Puerto Rico Insurance Code. The plaintiffs alleged that they were illegally excluded from participation in the sale of shares by TSI due to the illegally selective nature of the sale of shares and that, consequently the sale of shares should be eliminated.

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
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

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their ownership rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. On March 4, 2005 the Court issued an Opinion and Order. In this Opinion and Order, of the twelve counts included in the complaint, eight counts were dismissed for failing to assert an actionable injury; six of them for lack of standing and two for failing to plead with sufficient particularity in compliance with the Rules. All shareholder allegations, including those described above, were dismissed in the Opinion and Order. The remaining four counts were found standing, in a limited way, in the Opinion and Order. Finally, the Court ordered that by March 24, 2005 one of the counts left standing be replead to conform to the Rules and that by March 28, 2005 a proposed schedule for discovery and other submissions be filed. The count was amended and accepted by the Court, the discovery schedule was submitted and the parties are conducting discovery. This case is still pending before the United States District Court for the District of Puerto Rico.

(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counterclaim and filed several motions to dismiss

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
this claim. On February 18, 2005 the plaintiffs informed their intention to amend the complaint and the Court granted then 45 days to do so and 90 days to defendants to file the corresponding motion to dismiss. On May 9, 2005 the plaintiffs filed the amended complaint and defendants are preparing the corresponding motions to dismiss this amended complaint. The plaintiffs amended the complaint to allege similar causes of action dismissed by the United States District Court for the District of Puerto Rico in the Sánchez case.

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
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
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
June 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
(11) Reconciliation of Net Income to Net Cash Provided by (Used in) Operating Activities
A reconciliation of net income to net cash provided by (used in) operating activities is as follows:

	(Unaudited)
	Six months ended
	June 30,
	2005	2004

Net income (loss)	$(799)	12,635

Adjustments to reconcile net income to net cash provided by (used in) operating expenses:

Depreciation and amortization	2,488	2,761
Amortization of investment discounts	321	586
Accretion in value of securities	(288)	(214)
Increase (decrease) in provision for doubtful receivables	(249)	909
Increase (decrease) in net deferred taxes	(2,327)	53
Gain on sale of securities	(4,677)	(2,748)
Unrealized loss of trading securities	6,427	1,433
Proceeds from trading securities sold:
Fixed maturities	57,795	31,611
Equity securities	14,021	15,526
Acquisition of securities in trading portfolio:
Fixed maturities	(32,144)	(33,686)
Equity securities	(11,784)	(27,048)
Loss on sale of property and equipment	(1)	(6)
(Increase) decrease in assets:
Premiums receivable	(10,469)	(11,111)
Accrued interest receivable	8	140
Reinsurance receivable	497	(1,606)
Other receivables	1,996	337
Deferred policy acquisition costs	(61)	(790)
Prepaid income tax	(2,676)	(3,869)
Other assets	(4,233)	(1,982)
Increase (decrease) in liabilities:
Claims processed and incomplete	6,717	13,684
Unreported losses	14,698	18,523
Unpaid loss-adjustment expenses	(43)	261
Unearned premiums	(1,701)	88
Annuity contracts	580	470
Liability to FEHBP	(2,985)	(3,156)
Accounts payable and accrued liabilities	(662)	2,978
Income tax payable	(1,827)	(32,222)

Net cash provided by (used in) operating activities	$28,622	(16,443)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) for the three months and six months ended June 30, 2005. Therefore, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2004.
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

Recent Developments
Healthcare Reform Segment
All Reform contracts were to expire on June 30, 2005. The Reform contracts renewal negotiation process was scheduled to begin during the month of February 2005. However, during that month TSI was notified of the government of Puerto Rico’s (the government) interest in extending the contracts until December 31, 2005 or June 30, 2006. During the month of April 2005, the government announced that each contract would be will be extended for a period of twelve (12) months, with an option to cancel on December 31, 2005. The exercise of the option to cancel on December 2005 will be determined by October 2005. The negotiation of the terms of the contracts’ extension commenced during the month of April 2005. TSI has agreed to this request and has submitted proposals with modified contract terms, including premiums. As of today, the premiums rates for the month of August 2005 were negotiated, obtaining an increase of 5.6%. The premiums rates to be in effect for the period from September 1, 2005 to June 30, 2006 are still in the process of negotiation, based on new terms and coverage required by ASES.
Adoption of Accounting Standard
SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, was issued in December 2004. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Corporation is required to adopt SFAS No. 153 on January 1, 2006. The adoption of SFAS No. 153 is not expected to have an impact on the Corporation’s financial statements.
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

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Consolidated earned premiums, net and fee revenue	$342,755	326,456	679,519	647,558

Consolidated claims incurred	$297,901	286,246	600,824	561,994
Consolidated operating expenses	45,453	42,635	89,219	82,473

Consolidated operating costs	$343,354	328,881	690,043	644,467

Consolidated loss ratio	86.9%	87.7%	88.4%	86.8%
Consolidated expense ratio	13.3%	13.1%	13.1%	12.7%

Consolidated combined ratio	100.2%	100.7%	101.5%	99.5%

Consolidated net investment income	$7,217	6,393	14,281	12,975
Consolidated realized gain on sale of securities	1,363	1,365	4,677	2,748
Consolidated unrealized loss on trading securities	(634)	(3,252)	(6,427)	(1,433)

Total consolidated net investment income	$7,946	4,506	12,531	14,290

Consolidated income tax (benefit) expense	$941	791	(348)	4,600

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Consolidated earned premiums, net and fee revenue for the three months ended June 30, 2005 presented an increase of $16.3 million, or 5.0%, when compared to the consolidated earned premiums, net and fee revenue for the three months ended June 30, 2004. This fluctuation is attributed to the following:
•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial segment increased by $10.7 million, or 5.8%, during the period. This increase is attributed to an increase in average enrollment together with increases in premium rates during the period.

•	The earned premiums net of the Health Insurance – Healthcare Reform segment presented an increase of $4.6 million, or 3.8% during this period. The fluctuation in the earned premiums, net of this segment is attributed to an increase in premium rates effective July 1, 2004.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $893 thousand, or 4.4%, during this period. This increase is mostly reflected in the premiums written for the commercial multiperil line of business, net of a decrease in the premiums written for the dwelling business and an increase in premiums ceded.
Consolidated claims incurred for the three months ended June 30, 2005 increased by $11.7 million, or 4.1%, when compared to the claims incurred for the three months ended June 30, 2004. This fluctuation is mostly due to the increase in the claims incurred of the Health Insurance – Healthcare Reform segment during the three months ended June 30, 2005. The claims incurred for this particular segment during the 2005 period presented an increase of $11.2 million, or 10.2%, when compared to the 2004 period which results mostly from higher utilization trends and costs experienced during the period, particularly in the risks assumed by the segment.
The consolidated loss ratio reflected a decrease of 0.8 percentage points during the 2005 period. This fluctuation is mainly due to a decrease in the loss ratio of the Health Insurance – Commercial segment of

3.9 percentage points, net of an increase in the loss ratio of the Health Insurance – Healthcare Reform segment of 5.7 percentage points.
Consolidated operating expenses for the three months ended June 30, 2005 increased by $2.8 million, or 6.6%, when compared to the operating expenses for the three months ended June 30, 2004. The increase in the consolidated operating expenses is mainly attributed to expenses amounting to $3.2 million related to the launching of the new Medicare Advantage program by the Health Insurance – Commercial segment. The consolidated expense ratio increased by 0.2 percentage points during the same period.
The consolidated realized gain on sale of securities is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available for sale securities.
The unrealized loss on trading securities is related to investments held by the segments in equity securities and corporate bonds. The unrealized loss of $634 thousand experienced during the 2005 period is mostly attributed to losses in the portfolios held by the segments in equity securities and is attributed to the net effect of the following:
•	During the 2005 period the Corporation sold certain investments with unrealized gains within the equity securities portfolios. This caused the realization of such gains thus reducing the unrealized gain of the portfolios.

•	The equity securities portfolios are designed to replicate the Standard & Poor’s 500 Index, the Russell 1000 Growth Index and the Russell 1000 Value Index. These indexes experienced positive returns in the 2005 period.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Consolidated earned premiums, net and fee revenue for the six months ended June 30, 2005 increased by $32.0 million or 4.9% when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to the following:
•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial segment increased by $21.5 million, or 6.0%, during this period. An increase in the average enrollment together with increases in premium rates account for the segment’s fluctuation in earned premiums and fee revenue for the period.

•	The earned premiums, net corresponding to the Health Insurance – Healthcare Reform segment increased by $8.3 million, or 3.5%, during this period. This increase is the net result of an increase in premium rates effective July 1, 2004 and a reduction in the average membership of the segment.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $2.2 million, or 5.4%, during this period. This increase is mostly reflected in the premiums written for the commercial multiperil, auto physical damage and commercial auto liability lines of business, net of a decrease in the premiums written for the dwelling business and an increase in premiums ceded.
Consolidated claims incurred for the six months ended June 30, 2005 reflected an increase of $38.8 million, or 6.9%, when compared to the claims incurred for the six months ended June 30, 2004. The consolidated loss ratio reflected an increase of 1.6 percentage points during this period. This fluctuation is due to the following:
•	During the 2005 period the claims incurred for the Health Insurance –Healthcare Reform segment increased by $18.1 million, or 8.3%. This fluctuation results mostly from higher utilization trends, particularly in risks assumed by the segment. Also, the claims incurred by the segment in the 2005 period were increased by an unfavorable development of the unreported losses reserve estimated as of the end of the year 2004.

•	The claims incurred for the Health Insurance – Commercial segment increased by $21.3 million, or 6.7%, during the 2005 period. This fluctuation is attributed to an increase in utilization trends and costs. Also, a year to date recast of the segment’s reserves as of December 31, 2004 reflected an unfavorable development that was considered in the claims incurred during the six months ended June 30, 2005.
The consolidated operating expenses presented an increase of $6.7 million, or 8.2%, during the 2005 period. This fluctuation is mostly due to the segments’ increased volume of business during this period and to expenses amounting to $4.9 million related to the launching of the new Medicare Advantage program by the Health Insurance – Commercial segment. The consolidated expense ratio for the six months ended June 30, 2005 increased by 0.4 percentage points when compared to the consolidated expense ratio for the same period of the prior year.
The consolidated realized gain on sale of securities is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies and from the normal turnover of the trading and available-for-sale securities.
The unrealized loss on trading securities is related to investments held by segments in equity securities and corporate bonds. The unrealized loss experienced during the 2005 period is mostly attributed to losses in the portfolios held by segments in equity securities that replicate the Standard & Poor’s 500 Index, the Russell 1000 Growth Index and the Russell 1000 Value Index. These Indexes experienced negative returns in 2005. In addition, during the second quarter of 2005, the Corporation sold certain investments with unrealized gains within the equity securities portfolio. This caused the realization of such gains, thus reducing the unrealized gain of the portfolios.
The consolidated income tax expense for the six months period ended June 30, 2005 decreased by $4.9 million when compared to the same period of the prior year. This decrease is mostly due to a decrease in the taxable income when comparing the six months ended June 30, 2005 with the corresponding 2004 period.

Health Insurance — Commercial Program Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Average enrollment:
Corporate accounts	306,787	301,786	307,481	302,845
Self-funded employers	152,838	139,994	152,076	136,376
Individual accounts	85,593	84,779	85,139	84,707
Federal employees	49,227	52,440	49,690	52,828
Local government employees	36,276	42,811	36,419	42,882

Total enrollment	630,721	621,810	630,805	619,638

Earned premiums	$190,907	179,820	375,964	355,011
Amounts attributable to self-funded arrangements	52,699	46,319	104,933	89,575
Less: Amounts attributable to claims under self-funded arrangements	(49,302)	(42,485)	(97,842)	(83,067)

Earned premiums and fee revenue	$194,304	183,654	383,055	361,519

Claims incurred	$164,320	162,616	337,149	315,856
Operating expenses	25,899	22,619	50,139	44,613

Total underwriting costs	$190,219	185,235	387,288	360,469

Underwriting income (loss)	$4,085	(1,581)	(4,233)	1,050

Loss ratio	84.6%	88.5%	88.0%	87.4%
Expense ratio	13.3%	12.3%	13.1%	12.3%

Combined ratio	97.9%	100.9%	101.1%	99.7%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Earned premiums and fee revenue for the three months ended June 30, 2005 increased by $10.7 million, or 5.8%, when compared to the earned premiums and fee revenue for the three months ended June 30, 2004. This increase in earned premiums and fee revenue is the result of the following:
•	In the 2005 period, average enrollment of self-funded groups and rated corporate accounts businesses presented an increase of 12,844 members, or 9.2%, and 5,001, or 1.7%, respectively, that is mostly attributed to new groups acquired during late 2004 and throughout 2005. This increase was offset by a decrease in average enrollment in the Local government employees and Federal employees of 6,535, or 15.3%, and 3,213, or 6.1%, respectively.

•	On average, the segment increased premium rates by approximately 3.0% during the 2005 period, particularly in the corporate accounts business.
Claims incurred in the 2005 period presented an increase of $1.7 million, or 1.0%, when compared to the same period in 2004 that is attributed to the segment’s increased volume of business. The loss ratio decreased by 3.9 percentage points, from 88.5% in the 2004 period to 84.6% in the 2005 period. The fluctuation in the loss ratio is attributed to an unusual increase in claims trends experienced by the segment in the second quarter of 2004, particularly in the cost per service of prescription drug coverage and in the utilization of surgical procedures. This increased claims trends was not experienced in the 2005 period.
Operating expenses for the three months ended June 30, 2005 increased by $3.3 million, or 14.5%, when compared to the three months ended June 30, 2004. The segment’s expense ratio increased 1.0 percentage points in the same period. These fluctuations are primarily attributed to approximately $3.2 million of expenses related to the launching of the new Medicare Advantage program as well as to the normal inflationary effect on operating costs.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Earned premiums and fee revenue for the six months ended June 30, 2005 reflects an increase of $21.5 million, or 6.0%, when compared to the earned premiums and fee revenue for the six months ended June 30, 2004. This increase is the result of the following:
•	Average enrollment for the six months ended June 30, 2005 increased by 11,167 members, or 1.8%, when compared to the enrollment as of the same period of 2004. The increase in average enrollment is mostly reflected in self-funded employers and corporate accounts businesses, which membership increased by 15,700 members, or 11.5%, and 4,636 members, or 1.5%, during this period, respectively. The increase in average enrollment is mostly attributed to new groups acquired during late 2004 and throughout 2005. In addition, the segment sustained a renewal retention rate of 95% in the 2005 period. The average enrollment of the Local government employees and Federal employees businesses, on the other hand, reflect a decrease in membership of 6,463, or 15.1%, and 3,138, or 5.9%, during this period, respectively.

•	On average, this segment increased premiums rates in corporate accounts groups by approximately 3.3% during the 2005 period.
Claims incurred during the six months ended June 30, 2005 increased by $21.3 million, or 6.7%, when compared to the same period in 2004 that is mostly attributed to the segment’s increased volume of business. The segment’s loss ratio for the six months ended June 30, 2005 increased by 0.6 percentage points when compared to the loss ratio for the six months ended June 30, 2004. This fluctuation is attributed to an increase in utilization trends and costs, particularly in the prescription drug coverage, emergency room and hospital in-patient services. Due to this increase in trends and costs, the segment’s actuarial experience trend increased from 2.5% in the 2004 period to 6.1% in the 2005 period.
The operating expenses for the six months ended June 30, 2005 reflect an increase of $5.5 million, or 12.4%, when compared to the 2004 period. This increase is due to expenses of $4.9 million related to the launching of the new Medicare Advantage program and to the normal inflationary effect on operating costs. The expense ratio for the six months ended June 30, 2005 experienced an increase of 0.8 percentage points compared to the six months ended June 30, 2004.

Health Insurance — Healthcare Reform Program Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Average enrollment:
North area	235,680	234,238	233,843	233,789
Metro-north area	220,129	218,401	218,205	218,701
Southwest area	163,498	165,603	163,235	165,725

	619,307	618,242	615,283	618,215

Earned premiums	$124,197	119,601	247,337	238,999

Claims incurred	$120,823	109,605	236,911	218,820
Operating expenses	9,722	9,050	18,636	17,802

Total underwriting costs	$130,545	118,655	255,547	236,622

Underwriting income (loss)	$(6,348)	946	(8,210)	2,377

Loss ratio	97.3%	91.6%	95.8%	91.6%
Expense ratio	7.8%	7.6%	7.5%	7.4%

Combined ratio	105.1%	99.2%	103.3%	99.0%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Earned premiums for the three months ended June 30, 2005 increased by $4.6 million, or 3.8%, when compared to the earned premiums for the same period of last year. This increase is mostly the result of higher premium rates. Premium rates were increased by approximately 4.4% during the Healthcare Reform contract renegotiation process for the twelve-month period ended June 30, 2005. This increase was effective on July 1, 2004.
Claims incurred during the three months ended June 30, 2005 presented an increase of $11.2 million, or 10.2%, when compared to the 2004 period. The loss ratio presented an increase of 5.7 percentage points when comparing the same 2005 and 2004 periods. The fluctuation results mostly from higher utilization trends and costs experienced during the three months ended June 30, 2005, particularly in the risks assumed by the segment, such as cardiovascular services, dialysis and obstetrics, among others.
Increase in operating expenses and expense ratio were due to normal inflationary effect in operational costs.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Earned premiums of the Healthcare Reform segment for the six months ended June 30, 2005 increased by $8.3 million, or 3.5%, when compared to the same period of 2004. This increase is the result of the net effect of the following:
•	Premium rates were increased by approximately 4.4% during the Healthcare Reform contract renegotiation process for the twelve-month period ended on June 30, 2005.

•	The average monthly enrollment for this segment decreased by 2,932 members, or 0.5%, when comparing the average enrollment for the six months ended June 30, 2005 with the average enrollment for the six months ended June 30, 2004. This decrease is attributed to the continuous review and screening performed by the government over the persons eligible to participate in the Healthcare Reform program.
Claims incurred during the six months ended June 30, 2005 increased by $18.1 million, or 8.3%, when compared to the six months ended June 30, 2004. The loss ratio increased by 4.2 percentage points when comparing the 2005 period with the 2004 period. This fluctuation results mostly from higher utilization trends and costs experienced during the 2005 period, particularly in risks assumed by the segment such as cardiovascular services, dialysis and obstetrics, among others. In addition, the 2005 period includes the effect of an unfavorable development of the 2004 year-end reserve estimate of approximately $4.2 million, which has the effect of increasing the period’s loss ratio by approximately 1.7 percentage points.
Operating expenses presented an increase of $834 thousand, or 4.7%, when comparing the 2005 and 2004 periods. The expense ratio presented an increase during the 2005 period of 0.1 percentage points. This fluctuation is due to the normal inflationary effect in operational costs.
Property and Casualty Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Premiums written:
Commercial multiperil	$15,691	12,641	28,676	25,521
Dwelling	6,571	7,837	12,792	13,536
Auto physical damage	4,595	4,479	9,589	8,891
Commercial auto liability	3,280	3,125	6,959	6,683
Other liability	2,029	2,473	4,355	4,482
Medical malpractice	1,525	1,529	2,625	2,517
All other	2,354	2,540	4,816	4,246

Total premiums written	36,045	34,624	69,812	65,876

Premiums ceded	(14,590)	(12,977)	(29,065)	(25,730)
Change in unearned premiums	(353)	(1,438)	2,451	846

Net premiums earned	$21,102	20,209	43,198	40,992

Claims incurred	$10,247	10,501	21,620	21,128
Operating expenses	9,108	10,719	19,449	19,428

Total underwriting costs	$19,355	21,220	41,069	40,556

Underwriting income (loss)	$1,747	(1,011)	2,129	436

Loss ratio	48.6%	52.0%	50.0%	51.5%
Expense ratio	43.2%	53.0%	45.0%	47.4%

Combined ratio	91.7%	105.0%	95.1%	98.9%

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Total premiums written for the three months period ended June 30, 2005 increased by $1.4 million, or 4.1%, when compared to the three months period ended June 30, 2004. This increase is mostly reflected in the premiums written for commercial multi-peril policies that experienced an increase in premiums of $3.1 million, or 24.1%, but offset by a decrease of $1.3 million, or 16.2%, in dwelling policies. Although the current market continues with strong and aggressive competition for commercial lines, with premium rates at lower levels than prior years, the segment’s focus on business retention and relationships with general agents has resulted in growth of premium volume in package polices. The segment has directed efforts to strengthen relationships with financial institutions in order to increase writings for dwelling policies. The reported decrease in premiums written for this line of business is attributed to policy retention efforts of competitors.
Premiums ceded to reinsurers during the three months ended June 30, 2005 increased by $1.6 million, or 12.4%, when compared to the same period for the prior year. The ratio of premiums ceded to premiums written increased 3.0 percentage points, from 37.5% in the 2004 period to 40.5% in the 2005 period. This fluctuation is attributed to changes in the quota share treaties for personal and commercial lines as well as to an increase in catastrophe coverage. Cessions in premiums for the commercial and personal lines quota share arrangements increased from 37.5% to 42.5% and from 7.5% to 10.0%, respectively, during the first quarter of 2005.

Claims incurred reflect a reduction of $254 thousand, or 2.4% when compared to the 2004 period. The loss ratio experienced a decrease of 3.4 percentage points during the three months period ended June 30, 2005 as compared to the same period of the prior year. Emphasis on quality underwriting has resulted in better loss experience for this segment.
Operating expenses for the three months ended June 30, 2005 decreased by $1.6 million, or 15.0%, when compared to the operating expenses for the three months ended June 30, 2004. The expense ratio decreased by 9.8 percentage points during this period. The decrease in operating expenses is attributed to the experience refund received from the Compulsory Vehicle Liability Insurance Joint Underwriting Association during the 2005 period. This refund, amounting to $918 thousand, was recorded as a decrease to the operating expenses for the period. No experience refund from the Compulsory Vehicle Liability Insurance Joint Underwriting Association was received in the 2004 period.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Total premiums written for the six months period ended June 30, 2005 increased by $3.9 million, or 6.0%, when compared to the six months period ended June 30, 2004. This increase is mostly reflected in the premiums written for the commercial multi-peril and auto physical damage lines of business, which experienced an increase in premiums of $3.2 million, or 12.4%, and $698 thousand, or 7.9%, during this period, respectively. The commercial auto lines of business, including auto physical damage coverage, have been targeted for growth through new business. As previously stated, since 2004 the segment directed efforts with financial institutions to increase writings for dwelling policies. The decrease of $744 thousand, or 5.5%, in the premiums written of the dwelling business in the 2005 period is attributed to policy retention efforts of competitors.
Premiums ceded to reinsurers during the six months period ended June 30, 2005 increased by $3.3 million, or 13.0%, when compared to the same period for the prior year. The ratio of premiums ceded to premiums written reflects an increase of 2.5 percentage points, from 39.1% in the 2004 period to 41.6% in the 2005 period. Cessions in premiums for the commercial and personal lines quota share arrangements increased from 37.5% to 42.5% and from 7.5% to 10.0%, respectively, during the six-month period ended in 2005. In addition, the catastrophe coverage was increased during the 2005 period.
Claims incurred increased by $492 thousand, or 2.3%, that is basically due to the segment’s increased volume of business and a lower loss ratio during the 2005 period. The loss ratio experienced a decrease of 1.5 percentage points during the six months period ended June 30, 2005 as compared to the same period of the prior year. This decrease is mainly attributed to the segment’s focus on quality underwriting to improve loss experience. These efforts have resulted in improved loss ratios particularly in the commercial multi-peril, auto liability and casualty lines of business.
The operating expenses for the six months period ended June 30, 2005 decreased by $21 thousand, or 0.1%, when compared to the operating expenses for the six months period ended June 30, 2004. The expense ratio decreased by 2.4 percentage points during the 2005 period. This decrease in the expense ratio is attributed to the experience refund received from the Compulsory Vehicle Liability Insurance Joint Underwriting Association during the 2005 period. This refund, amounting to $918 thousand, was recorded as a decrease to the operating expenses for the period. No experience refund from the Compulsory Vehicle Liability Insurance Joint Underwriting Association was received in the 2004 period.
Liquidity and Capital Resources
Cash Flows
The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.

As of June 30, 2005 and December 31, 2004, the Corporation’s cash and cash equivalents amounted to $35.0 million and $35.1 million, respectively. The sources of funds available to meet the requirements of the Corporation’s operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.
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
Net cash flows provided by (used in) operating activities amounted to $28.6 million and $(16.4) million for the six months ended June 30, 2005 and 2004, respectively, an increase of $45.0 million. This increase in cash flows from operating activities is mainly attributed to the net effect of the following:
•	The net proceeds of investments in the trading portfolio increased by $41.5 million for the six months ended June 30, 2005, when compared to the six months ended June 30, 2004.

•	The amount of income taxes paid decreased by $34.2 million when comparing the payments made in the 2005 and 2004 periods. The 2004 period includes the payment of the last installment of the $51.8 million income tax liability related to the closing agreement with the Puerto Rico Treasury Department upon the termination of TSI’s tax exemption. The first installment of $37.0 million was paid during the year 2003 and the second and last installment, amounting to $14.8 million, was paid on April 15, 2004. In addition, on April 15, 2004 TSI paid $22.1 million corresponding to its income tax liability for the year 2003 and the first installment of the estimated tax corresponding to the year 2004. In the 2005 period, the Corporation paid its regular estimated income tax installments.

•	Premiums collected increased by $32.7 million when comparing collections during the six months ended June 30, 2005 with collections for the six months ended June 30, 2004. This increase is mostly related to the increased volume of business and increases in premium rates of the operating segments.

•	The amount of claims, losses and benefits paid for the six months ended June 30, 2005 reflect an increase of $49.4 million when compared with the six months ended June 30, 2004. The increase in the amount of claims, losses and benefits paid is mostly the result of the segments’ increased volume of business as well as to increased utilization trends in both Health Insurance segments.

•	The payments to suppliers and employees increased by $12.4 million when comparing the amount paid during the 2005 and 2004 periods. This increase is basically attributed to additional commission expense generated from the acquisition of new business and general operating expenses.
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

Net cash flows (used in) provided by investing activities amounted to $(28.9) million and $11.4 million for the six months ended June 30, 2005 and 2004, respectively. The decrease in the cash flows from investing activities during this period is attributed to a net increase in the acquisition of investments. During the six months ended June 30, 2005 total acquisition of investments exceeded the proceeds from investments sold or matured by $25.8 million. During the six months ended June 30, 2004 the amount of proceeds from investments sold or matured exceeded investment acquisitions by $13.1 million.
Cash Flows from Financing Activities
Net cash flows provided by financing activities amounted to $198 thousand and $13.5 million for the six months ended June 30, 2005 and 2004, respectively. The decrease of $13.3 million when compared to the same period of the prior year is mainly due to the combined effect of following fluctuations:
•	The change in outstanding checks in excess of bank balances reflects a decrease of $7.1 million during the six months ended June 30, 2005 compared to the 2004 period. The amount of checks in excess of bank balances represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

•	Net proceeds from annuity contracts decreased by $3.1 million during the six month period ended June 30, 2005. This fluctuation is basically due to a decrease in the proceeds received from the fixed deferred annuity product.

•	In the 2005 period the payments of short-term borrowings exceeded proceeds from short-term borrowings by $1.7 million. Short-term borrowings are used to address timing differences between cash receipts and disbursements.

•	The repayments of long-term debt increased by $1.5 million for the six months period ended June 30, 2005 when compared to the payments made in the 2004 period. This fluctuation is due to an increase in the repayment for one of the credit agreements, which amounted to $2.5 million in 2005 and $1.0 million in 2004.
Financing and Financing Capacity
The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of June 30, 2005, the Corporation had $227.5 million in available credit on these agreements. There are no short-term borrowings outstanding as of June 30, 2005.
On September 30, 2004 TSI issued and sold $50.0 million of its 6.30% senior unsecured notes due September 2019 (the notes). The notes are unconditionally guaranteed as to payment of principal, premium, if any, and interest by the Corporation. The notes were privately placed to various institutional investors under a note purchase agreement among TSI, the Corporation and the investors. The notes pay interest semiannually beginning on March 2005, until such principal becomes due and payable. The notes contain certain covenants with which TSI and the Corporation have complied with at June 30, 2005.
In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates based on the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of June 30, 2005, the two credit agreements have an outstanding balance of $30.0 million and $12.5 million, respectively. These credit agreements contain restrictive covenants, including, but not limited to, the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of June 30, 2005, management believes the Corporation is in compliance with these covenants.
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
Item 4. Controls and Procedures
The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2005. There were no significant changes in the Corporation’s disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.
Part II — Other Information
Item 1. Legal Proceedings
(a)	As of June 30, 2005, the Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

(b)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior section. On February 18, 2005 the plaintiffs informed their intention to amend the complaint and the Court granted then 45 days to do so and 90 days to defendants to file the corresponding motion to dismiss. On May 9, 2005 the plaintiffs filed the amended complaint and defendants are preparing the corresponding motions to dismiss this amended complaint. The plaintiffs amended the complaint to allege similar causes of action dismissed by the United States District Court for the District of Puerto Rico in the Sánchez case. Further descriptions of this case and the Sánchez case are incorporated hereby by reference to Sections (c) and (d) of Item 1 of Part II of the Corporation’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2005 filed on May 13, 2005.
Item 2. Unregistered Sales of Equity Securities and Use Proceeds.
Not Applicable
Item 3. Defaults Upon Senior Securities.
Not Applicable
Item 4. Submission of Matters to a Vote of Security Holders.
A. Annual Meeting
TSM held its 2005 Annual Meeting of Shareholders on April 25, 2005. The Shareholders considered and voted upon the election of five directors and two resolutions. Resolution number three 3 which needed the affirmative vote of two thirds of the issued and outstanding shares and resolutions 4 to 6, which needed the affirmative vote of three-quarters of the issued and outstanding shares for their approval, were not voted, since the number of shares necessary to consider them were not present at the meeting. Therefore, a seventh resolution to recess the Annual Meeting and continue it at a later date was put to a vote. The purpose is to obtain the necessary participation of the issued and outstanding shares required for each remaining resolution.
Summaries of said proposals and voting results were as follows:
Election of Directors:
Election of five (5) directors to serve as members of the Board of Directors for a term of three (3) years. The directors had to be elected by a majority of the affirmative votes of the issued and outstanding shares with the right to vote in the elections for directors that are present or represented by proxy at the Annual Meeting, pursuant to Section A of Article 7-1 of the By-laws of TSM and Article 7.06(C) of the Puerto Rico General Corporations Law of 1995, as amended. At the Annual Meeting, five directors were elected by ballot, each serving a term of three years; therefore, until April 2007. At the moment of voting, 4,710 shares were present or represented.
All candidates recommended by the Board of Directors were elected. Four directors were required to be physicians or dentists: (1) Arturo R. Córdova-López, MD, received 4,142 votes in favor, (2) José Hawayek-Alemañy, MD, received 4,119 votes in favor, (3) Wilfredo López-Hernández, MD, received 4,103 votes in favor, and (4) Wilmer Rodríguez-Silva, MD, received 4,065 votes in favor. One director was required to be a representative of the community: (1) Admina Soto-Martínez, CPA, received 4,422 votes in favor.
One physician was nominated for the Board of Directors in the Annual Meeting of Shareholders by a shareholder: Héctor O. Fontanet, MD, received 687 votes in favor, therefore he was not elected.
Proposals of the Board of Directors:
Resolution Number 1: was presented by the Board of Directors of TSM to amend Article 5-1 of the By-laws of TSM to establish that the Annual Meeting of Shareholders may take place on the last Sunday of the month of April of each year, or, as an exception, at such other date which is closest to the last Sunday of the month of April as determined by the Board due to any legal requirement applicable to TSM.
In order for this Resolution to be approved, it had to receive the affirmative vote of a majority or more of the issued and outstanding common shares with the right to vote present at the Annual Meeting pursuant to Section A of Article 9-1 of the By-laws of TSM. At the moment of voting, 4,710 shares were present or represented. This Resolution received 94.6% (4,310) votes in favor, 3.1% (142) votes against, and 2.3% (103) abstentions. Therefore, this Resolution received the required votes in favor and it was approved.
Resolution Number 2: was presented by the Board of Directors of TSM to amend Article 9-1 of the By-laws of TSM to harmonize its language with the Articles of Incorporation regarding the amount of issued and outstanding common shares with the right to vote required in order to approve certain amendments to the By-laws.
In order for this Resolution to be approved, it had to receive the affirmative vote of a majority or more of the issued and outstanding common shares with the right to vote present or represented at the Annual Meeting pursuant to Section A of Article 9-1 of the By-laws of TSM. Of 4,711 shares present or represented at the moment of voting, this Resolution received 86.8% (4,040) votes in favor, 12.0% (559) votes against, and 1.2% (56) abstentions. Therefore, this Resolution received the required votes in favor and it was approved.
Proposal Presented at the Annual Meeting of Shareholders:
After the voting of the proposals for which the minimum amount of issued and outstanding shares that are required for their consideration are registered, the Board of Director as detailed in the Proxy Statement presented a resolution to request an adjournment of the Annual Meeting. The Board of Directors will convene the adjourned Annual Meeting at a later date, and shareholders may, on such date, vote on any of the remaining proposals.
Resolution Number 7: was presented by the Board of Directors of TSM to adjourn the Annual Meeting of Shareholders, in order to solicit additional proxies in favor of the proposals were the amount of issued and outstanding shares required to consider and vote for were not registered at the Annual Meeting. The Annual Meeting was adjourned to be continued on a later date notified by the Board of Directors to all the shareholders, which will be before the next Annual Meeting of Shareholders.
In order for this resolution to be approved, it had to receive the affirmative vote of a majority or more of the issued and outstanding common shares with the right to vote present or represented at the Annual Meeting pursuant to Section A of Article 9-1 of the By-laws of TSM. Of the 4,711 shares present and represented at the moment of voting, this Resolution received (95.7%) 4,349 votes in favor, 4.3% (196) votes against, and 0.0% (0) abstentions. Therefore, this Resolution received the required votes in favor and it was approved.
Item 5. Other Information.

(a).	On April 25, 2005, the Board of Directors of TSM held a special meeting where it elected the officers of the Board of Directors, which elections were effective immediately. The officers of the Board of Directors are as follows:
Wilmer Rodríguez-Silva, MD, Chairman of the Board of Directors
Mario S Belaval-Ferrer, Vice-Chairman of the Board of Directors
Jesús R. Sánchez-Colón, DMD, Secretary of the Board of Directors
Miguel Nazario-Franco, Assistant Secretary of the Board of Directors
Vicente J. León-Irizarry, CPA, Treasurer of the Board of Directors
Adamina Soto-Martínez, CPA, Assistant Treasurer of the Board of Directors
Ramón M. Ruiz-Comas, CPA, President and Chief Executive Officer
Valeriano Alicea-Cruz, MD
José Arturo Álvarez-Gallardo
Arturo R. Córdova-López, MD
Carmen Ana Culpeper-Ramírez
Porfirio E. Díaz-Torres, MD
Manuel Figueroa-Collazo, PhD
José Hawayek-Alemañy, MD
Fernando L. Longo-Rodríguez, MD
Wilfredo López-Hernández, MD
Juan E. Rodríguez Díaz, Esq.
Manuel Suárez-Méndez, PE
Fernando J. Ysern-Borrás, MD

(b).	Shareholder’s proposals intended to be presented at the 2006 Annual Meeting of Shareholders must be received by the Corporation’s Secretary, at its executive offices, located at the Sixth Floor of 1441 FD Roosevelt Avenue, San Juan, Puerto Rico 00920, or by mail at PO Box 363628, San Juan, Puerto Rico, 00936-3628, no later than December 1, 2005, for inclusion in the Corporation’s Proxy Statement and Form of Proxy relating to the 2006 Annual Meeting of Shareholders.
Item 6. Exhibits
(a)	Exhibits:
Exhibit 3.1 By-laws of Triple-S Management Corporation, as amended (English translation).

Exhibit 10.1 Employment contract with Francisco Joglar-Pesquera, MD (English translation).

Exhibit 11 Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended June 30, 2005 and 2004 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

Exhibit 12 Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and six months ended June 30, 2005 and 2004 has been omitted as the detail necessary to determine the computation of the loss ratio, expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

(b)	Reports on Form 8-K:

The Corporation filed with the Securities and Exchange Commission the following Current report on Form 8-K.

•	Form 8-K dated May 2, 2005, to report that Dr. Manuel A. Marcial-Seoane, an ex-member of the Board of Directors of TSM, notified on September 29, 2004 his intention not to stand for re-election as a member of TSM’s Board of Directors upon the expiration of his term. On April 24, 2005, the Annual Meeting of Shareholders of TSM was held and Dr. Jose Hawayek-Alemañy was elected to serve in the Board of Directors of TSM in the post left vacant by Dr. Marcial-Seoane on that date.

SIGNATURES
Pursuant to the requirements of the United States Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Triple-S Management Corporation Registrant
Date: August 12, 2005	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and Chief Executive Officer

Date: August 12, 2005	By:	/s/ Juan J. Román
Juan J. Román, CPA
Vice President of Finance and Chief Financial Officer