Form 10-Q
period 2005-09-30
TRIPLE-S MANAGEMENT CORP
filed 2005-11-14
CIK 1171662

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2005

Common Stock, $40.00 par value	8,904

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended September 30, 2005

Part I – Financial Information
Item 1. Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2005	2004

ASSETS

Investments and cash:
Securities held for trading, at fair value:
Fixed maturities	$-	72,423
Equity securities	84,251	86,596
Securities available for sale, at fair value:
Fixed maturities	513,078	444,637
Equity securities	54,455	59,186
Securities held to maturity, at amortized cost:
Fixed maturities	22,146	14,280
Cash and cash equivalents	32,208	35,115

Total investments and cash	706,138	712,237

Premiums and other receivables, net	120,406	113,323
Deferred policy acquisition costs	19,898	18,712
Property and equipment, net	33,395	32,364
Other assets	55,853	43,021

Total assets	$935,690	919,657

LIABILITIES AND STOCKHOLDERS’ EQUITY

Claim liabilities:
Claims processed and incomplete	$133,556	137,282
Unreported losses	145,897	127,324
Unpaid loss-adjustment expenses	14,609	14,719

Total claim liabilities	294,062	279,325

Unearned premiums	92,569	84,583
Annuity contracts	40,207	34,071
Liability to Federal Employees Health Benefits Program	8,148	9,791
Accounts payable and accrued liabilities	98,963	100,388
Short-term borrowings	4,605	1,700
Income tax payable	—	1,827
Net deferred tax liability	—	1,969
Additional minimum pension liability	6,824	8,840
Long-term borrowings	91,000	95,730

Total liabilities	636,378	618,224

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares;
issued and outstanding 8,904 at September 30, 2005 and December 31, 2004	356	356
Additional paid-in capital	150,408	150,408
Retained earnings	145,605	134,531
Accumulated other comprehensive income	2,943	16,138

Total stockholders’ equity	299,312	301,433

Total liabilities and stockholders’ equity	$935,690	919,657

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months and nine months ended September 30, 2005 and 2004
(Dollar amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

REVENUE:

Premiums earned, net	$345,728	325,926	1,018,735	967,468
Amounts attributable to self-funded arrangements	53,424	46,044	157,778	135,127
Less amounts attributable to claims under self-funded arrangements	(50,190)	(42,925)	(148,032)	(125,992)

	348,962	329,045	1,028,481	976,603
Net investment income	7,158	6,516	21,439	19,491
Net realized investment gains	1,857	4,237	6,534	6,985
Net unrealized investment gain (loss) on trading securities	905	(435)	(5,522)	(1,868)
Other income, net	1,576	728	2,066	2,414

Total revenue	360,458	340,091	1,052,998	1,003,625

BENEFITS AND EXPENSES:

Claims incurred	299,577	283,946	900,401	845,940
Operating expenses, net of reimbursement for services	44,568	40,416	133,787	122,889
Interest expense	1,880	1,018	5,524	2,850

Total benefits and expenses	346,025	325,380	1,039,712	971,679

Income before taxes	14,433	14,711	13,286	31,946

INCOME TAX EXPENSE (BENEFIT):

Current	802	2,756	2,781	7,302
Deferred	1,758	(139)	(569)	(85)

Total income taxes	2,560	2,617	2,212	7,217

Net income	$11,873	12,094	11,074	24,729

Basic net income per share	$1,333	1,361	1,244	2,769

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the nine months
ended September 30, 2005 and 2004
(Dollar amounts in thousands, except per share data)

	2005	2004

BALANCE AT JANUARY 1	$301,433	254,255

Stock redemption	—	(5)
Comprehensive income:
Net income	11,074	24,729
Net unrealized change in investment securities	(12,830)	(1,136)
Net change in minumum pension liability	(755)	(2,361)
Net change in fair value of cash flow hedges	390	118

Total comprehensive income (loss)	(2,121)	21,350

BALANCE AT SEPTEMBER 30	$299,312	275,600

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2005 and 2004
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:

Premiums collected	$1,026,383	963,274
Cash paid to suppliers and employees	(147,434)	(130,355)
Claims, losses and benefits paid	(888,007)	(816,399)
Interest received	20,689	19,288
Income taxes paid	(8,632)	(43,464)
Proceeds from trading securities sold or matured:
Fixed maturities sold	102,667	44,196
Equity securities	19,692	19,686
Acquisitions of investments in trading portfolio:
Fixed maturities	(30,502)	(45,595)
Equity securities	(17,749)	(32,336)
Interest paid	(4,624)	(2,116)
Expense reimbursement from Medicare	9,730	9,620
Contingency reserve funds from FEHBP	1,059	5,217

Net cash provided by (used in) operating activities	83,272	(8,984)

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	5,373	39,859
Fixed maturities matured	17,847	68,942
Equity securities	3,487	6,544
Securities held to maturity:
Fixed maturities matured	721	3,161
Acquisitions of investments:
Securities available for sale:
Fixed maturities	(97,818)	(112,821)
Equity securities	(6,821)	(1,024)
Securities held to maturity:
Fixed maturities	(8,499)	(2,612)
Capital expenditures	(5,031)	(2,731)
Proceeds from sale of property and equipment	—	12

Net cash used in investing activities	(90,741)	(670)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in outstanding checks in excess of bank balances	1,151	8,545
Payments of short-term borrowings	(104,635)	(48,600)
Proceeds from short-term borrowings	107,540	11,600
Payments of long-term borrowings	(4,730)	(2,098)
Proceeds from long-term borrowings	—	50,000
Redemption of common stock	—	(5)
Proceeds from annuity contracts	9,315	9,259
Surrenders of annuity contracts	(4,079)	(3,659)

Net cash provided by financing activities	4,562	25,042

Net (decrease) increase in cash and cash equivalents	(2,907)	15,388
Cash and cash equivalents at beginning of the period	35,115	48,280

Cash and cash equivalents at end of the period	$32,208	63,668

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results for the full year.
(2) Segment Information
The following tables summarize the operations by major operating segment for the three months and nine months ended September 30, 2005 and 2004:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total

THREE MONTHS ENDED SEPTEMBER 30, 2005

Premiums earned, net	$190,119	129,933	21,762	3,914	345,728
Amounts attributable to self-funded arrangements	53,424	—	—	—	53,424
Less: Amounts attributable to claims under self-funded arrangements	(50,190)	—	—	—	(50,190)
Intersegment premiums earned/service revenues	1,080	—	—	12,473	13,553

	194,433	129,933	21,762	16,387	362,515
Net investment income	3,360	732	2,176	772	7,040
Realized gain (loss) on sale of securities	1,761	—	128	(32)	1,857
Unrealized gain on trading securities	556	—	295	54	905
Other	1,388	(6)	160	17	1,559

Total revenue	$201,498	130,659	24,521	17,198	373,876

Net income	$6,436	1,991	2,807	339	11,573

Claims incurred	$164,831	121,501	10,826	2,419	299,577

Operating expenses	$25,046	8,951	10,479	14,088	58,564

Depreciation expense, included in operating expenses	$1,103	—	105	34	1,242

Interest expense	$1,127	256	—	320	1,703

Income tax expense (benefit)	$4,058	(2,040)	409	32	2,459

*	Includes a business segment which is not required to be reported separately. This column includes the results of operations for the life and disability insurance segment as well as the data processing services organization and the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total

THREE MONTHS ENDED SEPTEMBER 30, 2004
Premiums earned, net	$178,164	121,980	21,557	4,225	325,926
Amounts attributable to self-funded arrangements	46,044	—	—	—	46,044
Less: Amounts attributable to claims under self-funded arrangements	(42,925)	—	—	—	(42,925)
Intersegment premiums earned/service revenues	906	—	—	11,611	12,517

	182,189	121,980	21,557	15,836	341,562
Net investment income	3,026	793	1,906	705	6,430
Realized gain on sale of securities	2,973	—	530	734	4,237
Unrealized gain (loss) on trading securities	(483)	—	(49)	97	(435)
Other	(10)	(7)	643	54	680

Total revenue	$187,695	122,766	24,587	17,426	352,474

Net income	$5,216	2,381	3,128	1,253	11,978

Claims incurred	$157,186	111,141	13,007	2,612	283,946

Operating expenses	$23,209	8,618	8,469	13,001	53,297

Depreciation expense, included in operating expenses	$934	—	90	35	1,059

Interest expense	$343	113	—	265	721

Income tax expense (benefit)	$1,741	513	(17)	295	2,532

*	Includes a business segment which is not required to be reported separately. This column includes the results of operations for the life and disability insurance segment as well as the data processing services organization and the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total

NINE MONTHS ENDED SEPTEMBER 30, 2005
Premiums earned, net	$564,557	377,270	64,960	11,948	1,018,735
Amounts attributable to self-funded arrangements	157,778	—	—	—	157,778
Less: Amounts attributable to claims under self-funded arrangements	(148,032)	—	—	—	(148,032)
Intersegment premiums earned/service revenues	3,185	—	—	37,550	40,735

	577,488	377,270	64,960	49,498	1,069,216
Net investment income	10,183	2,222	6,461	2,244	21,110
Realized gain (loss) on sale of securities	5,309	(25)	1,199	51	6,534
Unrealized loss on trading securities	(4,990)	—	(482)	(50)	(5,522)
Other	1,497	(17)	330	137	1,947

Total revenue	$589,487	379,450	72,468	51,880	1,093,285

Net income (loss)	$4,909	(3,200)	8,409	426	10,544

Claims incurred	$501,980	358,412	32,446	7,563	900,401

Operating expenses	$75,185	27,587	29,928	42,765	175,465

Depreciation expense, included in operating expenses	$2,786	—	302	93	3,181

Interest expense	$3,299	692	—	899	4,890

Income tax expense (benefit)	$4,114	(4,041)	1,685	227	1,985

*	Includes a business segment which is not required to be reported separately. This column includes the results of operations for the life and disability insurance segment as well as the data processing services organization and the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments

	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total

NINE MONTHS ENDED SEPTEMBER 30, 2004
Premiums earned, net	$531,686	360,979	62,549	12,254	967,468
Amounts attributable to self-funded arrangements	135,127	—	—	—	135,127
Less: Amounts attributable to claims under self-funded arrangements	(125,992)	—	—	—	(125,992)
Intersegment premiums earned/service revenues	2,887	—	—	35,464	38,351

	543,708	360,979	62,549	47,718	1,014,954
Net investment income	9,196	2,401	5,594	2,043	19,234
Realized gain (loss) on sale of securities	5,616	128	551	690	6,985
Unrealized gain (loss) on trading securities	(2,239)	—	209	162	(1,868)
Other	184	(24)	1,915	182	2,257

Total revenue	$556,465	363,484	70,818	50,795	1,041,562

Net income	$11,133	4,752	7,901	990	24,776

Claims incurred	$473,042	329,961	34,135	8,802	845,940

Operating expenses	$67,822	26,420	27,897	39,622	161,761

Depreciation expense, included in operating expenses	$2,837	—	332	91	3,260

Interest expense	$918	262	—	735	1,915

Income tax expense	$3,550	2,089	885	646	7,170

*	Includes a business segment which is not required to be reported separately. This column includes the results of operations for the life and disability insurance segment as well as the data processing services organization and the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)

			Operating Segments

	Health	Health
	Insurance	Insurance	Property
	Commercial	Reform	and Casualty
	Program	Program	Insurance	Other *	Total

AS OF SEPTEMBER 30, 2005

Segment assets	$455,379	80,736	298,473	96,127	930,715

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(8,480)	(828)	(2,289)	(1,139)	(12,736)
Net change in minimum pension liability	(553)	—	(41)	(142)	(736)

AS OF DECEMBER 31, 2004

Segment assets	$443,710	84,627	282,393	90,713	901,443

Significant noncash item:
Net change in unrealized gain on securities available for sale	$523	(151)	867	(156)	1,083
Net change in minimum pension liability	313	—	(60)	(314)	(61)

*	Includes a business segment which is not required to be reported separately. This column includes the life and disability insurance segment as well as the data processing services organization and the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS
WITH FINANCIAL STATEMENTS

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

TOTAL REVENUE

Total revenues for reportable segments	$356,678	335,048	1,041,405	990,767
Total revenues for other segments	17,198	17,426	51,880	50,795

	373,876	352,474	1,093,285	1,041,562
Elimination of intersegment earned premiums	(1,080)	(906)	(3,185)	(2,887)
Elimination of intersegment service revenues	(12,473)	(11,611)	(37,550)	(35,464)
Unallocated amount — revenues from external sources	135	134	448	414

	(13,418)	(12,383)	(40,287)	(37,937)

Consolidated total revenue	$360,458	340,091	1,052,998	1,003,625

NET INCOME

Net income (loss) for reportable segments	$11,234	10,725	10,118	23,786
Net income (loss) for other segments	339	1,253	426	990

	11,573	11,978	10,544	24,776

Elimination of TSM charges:
Rent expense	1,666	1,445	4,907	4,328
Interest expense	330	194	886	511

	1,996	1,639	5,793	4,839

Unallocated amounts related to TSM:
General and administrative expenses	(1,223)	(1,081)	(3,964)	(3,807)
Income tax expense	(101)	(85)	(227)	(47)
Interest expense	(507)	(491)	(1,520)	(1,446)
Other revenues from external sources	135	134	448	414

	(1,696)	(1,523)	(5,263)	(4,886)

Consolidated net income	$11,873	12,094	11,074	24,729

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months ended September 30, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$299,577	—	299,577
Operating expenses	58,564	(13,996)	44,568
Depreciation expense	1,242	271	1,513
Interest expense	1,703	177	1,880
Income tax expense	2,459	101	2,560

	Three months ended September 30, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$283,946	—	283,946
Operating expenses	53,297	(12,881)	40,416
Depreciation expense	1,059	281	1,340
Interest expense	721	297	1,018
Income tax expense	2,532	85	2,617

	Nine months ended September 30, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$900,401	—	900,401
Operating expenses	175,465	(41,678)	133,787
Depreciation expense	3,181	820	4,001
Interest expense	4,890	634	5,524
Income tax expense	1,985	227	2,212

	Nine months ended September 30, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$845,940	—	845,940
Operating expenses	161,761	(38,872)	122,889
Depreciation expense	3,260	841	4,101
Interest expense	1,915	935	2,850
Income tax expense	7,170	47	7,217

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	September 30,	December 31,
	2005	2004

ASSETS

Total assets for reportable segments	$834,588	810,730
Total assets for other segments	96,127	90,713

	930,715	901,443

Elimination entries — intersegment receivables and others	(38,003)	(21,717)

Unallocated amounts related to TSM:
Parent cash, cash equivalents and investments	11,410	12,236
Parent net property and equipment	25,009	25,577
Parent other assets	6,559	2,118

	42,978	39,931

Consolidated assets	$935,690	919,657

OTHER SIGNIFICANT ITEMS

	As of September 30, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash item — net change in unrealized gain on securities available for sale	$(12,736)	(94)	(12,830)
Net change in minimum pension liability	(736)	(19)	(755)

	As of December 31, 2004
	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash items:
Net change in unrealized gain on securities available for sale	$1,083	18	1,101
Net change in minimum pension liability	(61)	58	(3)

*	Adjustments represent principally TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands)
(Unaudited)
(3) Investment in Securities
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2005 and December 31, 2004, were as follows:

September 30, 2005 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$76,246	11,415	(3,410)	84,251

	September 30, 2005 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities available for sale:
Fixed maturities	$518,992	1,042	(6,956)	513,078
Equity securities	38,621	16,851	(1,017)	54,455

	$557,613	17,893	(7,973)	567,533

September 30, 2005 (Unaudited)
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities held to maturity:
Fixed maturities	$22,146	248	(530)	21,864

	December 31, 2004
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Fixed maturities	$70,668	2,045	(290)	72,423
Equity securities	74,824	13,496	(1,724)	86,596

	$145,492	15,541	(2,014)	159,019

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
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

Investment in securities at September 30, 2005 are mostly comprised of U.S. Treasury securities and obligations of U.S. government instrumentalities (60.2%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (7.5%), obligations of the government of Puerto Rico and its instrumentalities (8.2%) and obligations of states and political subdivisions (0.1%). The remaining 24.0% of the investment portfolio is comprised of corporate debt, equity securities and mutual funds.
The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the nine-month period ended September 30, 2005 the Corporation recognized an other than temporary impairment amounting to $1,036 on one of its equity securities classified as available for sale.
The unrealized losses on investments were mainly caused by interest rate increases. Because the Corporation has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Premiums and Other Receivables
Premiums and other receivables as of September 30, 2005 and December 31, 2004 were as follows:

	(Unaudited)
	September 30,	December 31,
	2005	2004

Premiums	$48,948	45,451
Self-funded group receivables	23,479	17,717
FEHBP	8,211	9,346
Accrued interest	5,756	5,080
Reinsurance recoverable on paid losses	32,839	30,496
Other	12,801	16,406

	132,034	124,496

Less allowance for doubtful receivables:
Premiums	7,198	6,456
Other	4,430	4,717

	11,628	11,173

Total premiums and other receivables	$120,406	113,323

(5) Claim Liabilities
The activity in the total claim liabilities for the three months ended September 30, 2005 and 2004 is as follows:

	(Unaudited)
	Three months ended September 30,
	2005	2004

Claim liabilities at beginning of period	$300,697	280,388
Reinsurance recoverable on claim liabilities	(26,597)	(21,605)

Net claim liabilities at beginning of period	274,100	258,783

Incurred claims and loss-adjustment expenses:
Current period insured events	296,815	282,194
Prior period insured events	2,762	1,752

Total	299,577	283,946

Payments of losses and loss-adjustment expenses:
Current period insured events	287,921	277,953
Prior period insured events	18,728	10,057

Total	306,649	288,010

Net claim liabilities at end of period	267,028	254,719
Reinsurance recoverable on claim liabilities	27,034	22,742

Claim liabilities at end of period	$294,062	277,461

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
The activity in the total claim liabilities for the nine months ended September 30, 2005 and 2004 is as follows:

	(Unaudited)
	Nine months ended September 30,
	2005	2004

Claim liabilities at beginning of period	$279,325	247,920
Reinsurance recoverable on claim liabilities	(26,555)	(19,357)

Net claim liabilities at beginning of period	252,770	228,563

Incurred claims and loss-adjustment expenses:
Current period insured events	889,548	841,301
Prior period insured events	10,853	4,639

Total	900,401	845,940

Payments of losses and loss-adjustment expenses:
Current period insured events	703,068	664,276
Prior period insured events	183,075	155,508

Total	886,143	819,784

Net claim liabilities at end of period	267,028	254,719
Reinsurance recoverable on claim liabilities	27,034	22,742

Claim liabilities at end of period	$294,062	277,461

As a result of changes in estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred. The amount in the incurred claims and loss-adjustment expenses for prior period insured events for the three months and nine months ended September 30, 2005 and 2004 is due to an unfavorable development of the claim liabilities attributed to higher than expected cost per service and utilization trends.
(6) Comprehensive Income
The accumulated balances for each classification of comprehensive income are as follows:

	(Unaudited)
				Accumulated
	Unrealized	Minimum		other
	gains on	pension	Cash flow	comprehensive
	securities	liability	hedges	income

BALANCE AT JANUARY 1	$22,049	(5,825)	(86)	16,138
Net current period change	(12,830)	(755)	390	(13,195)

BALANCE AT SEPTEMBER 30	$9,219	(6,580)	304	2,943

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of earnings in the period that includes the enactment date. Quarterly income taxes are calculated using the effective tax rate determined based on the income forecasted for the full fiscal year.
(8) Pension Plan
The components of net periodic benefit cost for the three months and nine months ended September 30, 2005 and 2004 were as follows:

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Components of net periodic benefit cost:
Service cost	$1,186	1,025	3,516	3,095
Interest cost	1,038	961	3,106	2,819
Expected return on assets	(868)	(637)	(2,579)	(1,889)
Amortization of prior service cost	12	12	36	36
Amortization of actuarial loss	505	426	1,500	1,228

Net periodic benefit cost	$1,873	1,787	5,579	5,289

Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2004 that it expected to contribute $7,900 to its pension program in 2005. As of September 30, 2005, the Corporation has contributed $8,821 to the pension program. The Corporation currently does not anticipate making further contributions to fund the pension program in 2005.
(9) Net Income Available to Stockholders and Net Income per Share
The Corporation presents only basic earnings per share, which amount consists of the net income that is available to common stockholders divided by the weighted-average number of common shares outstanding for the period.
The following table sets forth the computation of basic net income per share for the three months and nine months ended September 30, 2005 and 2004:

	(Unaudited)		(Unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Numerator for basic earnings per share:
Net income available to stockholders	$11,873	12,094	11,074	24,729

Denominator for basic earnings per share:
Weighted average of outstanding common shares	8,904	8,883	8,904	8,930

Basic net income per share	$1,333	1,361	1,244	2,769

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
(10) Contingencies
(a)	As of September 30, 2005, the Corporation is defendant in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of its legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position and results of operations of the Corporation.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner (the Commissioner of Insurance) against Triple-S, Inc. (TSI) and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock due to the fact that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation in violation of the Puerto Rico Insurance Code. The plaintiffs alleged that they were illegally excluded from participation in the sale of shares by TSI due to the illegally selective nature of the sale of shares and that, consequently the sale of shares should be eliminated.
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
September 30, 2005
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
(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their ownership rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. On March 4, 2005 the Court issued an Opinion and Order. In this Opinion and Order, of the twelve counts included in the complaint, eight counts were dismissed for failing to assert an actionable injury; six of them for lack of standing and two for failing to plead with sufficient particularity in compliance with the Rules. All shareholder allegations, including those described above, were dismissed in the Opinion and Order. The remaining four counts were found standing, in a limited way, in the Opinion and Order. Finally, the Court ordered that by March 24, 2005 one of the counts left standing be replead to conform to the Rules and that by March 28, 2005 a proposed schedule for discovery and other submissions be filed. The count was amended and accepted by the Court, the discovery schedule was submitted. The parties just finished class certification discovery. Plaintiffs have until November 30, 2005 to file their briefs in support of their request for class certification. Defendants intend to file their opposition by December 15, 2005. This case is still pending before the United States District Court for the District of Puerto Rico.

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counterclaim and filed several motions to dismiss this claim. On February 18, 2005 the plaintiffs informed their intention to amend the complaint and the Court granted then 45 days to do so and 90 days to defendants to file the corresponding motion to dismiss. On May 9, 2005 the plaintiffs filed the amended complaint and defendants are preparing the corresponding motions to dismiss this amended complaint. The plaintiffs amended the complaint to allege similar causes of action dismissed by the United States District Court for the District of Puerto Rico in the Sánchez case. Defendants moved to dismiss the amended complaint. Plaintiffs have notified their opposition to some of the defendants’ motions to dismiss. Defendants will reply once the oppositions to all of the defendant’s motions are notified.
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
The Court will set a hearing to discuss the parties’ submissions by the week of December 5, 2005.
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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
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
The Court will set a hearing to discuss the parties’ submissions by the week of December 5, 2005.
Management believes that TSI was made a party to this litigation for the sole reason that TSI is associated with the BCBSA. TSI, along with the other defendants, moved to dismiss the complaint under multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2005
(Dollar amounts in thousands, except per share data)
(Unaudited)
(11) Reconciliation of Net Income to Net Cash Provided by (Used in) Operating Activities
A reconciliation of net income to net cash provided by (used in) operating activities is as follows:

	(Unaudited)
	Nine months ended
	September 30,
	2005	2004

Net income	$11,074	24,729

Adjustments to reconcile net income to net cash provided by (used in) operating expenses:

Depreciation and amortization	4,001	4,101
Amortization of investment discounts	400	801
Accretion in value of securities	(474)	(327)
Increase in provision for doubtful receivables	455	2,141
Increase (decrease) in net deferred taxes	(339)	33
Gain on sale of securities	(6,534)	(6,985)
Unrealized loss of trading securities	5,522	1,868
Proceeds from trading securities sold:
Fixed maturities	102,667	44,196
Equity securities	19,692	19,686
Acquisition of securities in trading portfolio:
Fixed maturities	(30,502)	(45,595)
Equity securities	(17,749)	(32,336)
Loss on sale of property and equipment	(1)	(12)
(Increase) decrease in assets:
Premiums receivable	(8,124)	(6,496)
Accrued interest receivable	(676)	(677)
Reinsurance receivable	(2,343)	(3,724)
Other receivables	4,185	(1,532)
Deferred policy acquisition costs	(1,186)	(2,004)
Prepaid income tax	(4,254)	(4,058)
Other assets	(6,881)	(4,152)
Increase (decrease) in liabilities:
Claims processed and incomplete	(3,726)	623
Unreported losses	18,573	28,489
Unpaid loss-adjustment expenses	(110)	429
Unearned premiums	7,986	746
Annuity contracts	900	734
Liability to FEHBP	(1,643)	1,362
Accounts payable and accrued liabilities	(5,814)	1,198
Income tax payable	(1,827)	(32,222)

Net cash provided by (used in) operating activities	$83,272	(8,984)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) for the three months and nine months ended September 30, 2005. Therefore, the following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2004.
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

Recent Developments
Puerto Rico’s Economy
The fiscal crisis experienced by the government of Puerto Rico since the prior year has led the government to immerse itself in an analysis of different alternatives to increase its revenues, including the possibility of a tax reform. As a temporary measure, in order to complete the tax reform, in August 2005, the government increased the tax rate of corporations by 2.5 percentage points for a period of two years. The temporary increase in the tax rate is effective January 1st, 2005. The temporary increase in the tax rate had the effect of increasing the Corporation’s income tax expense for the nine months ended September 30, 2005 by approximately $300 thousand.
Healthcare Reform Segment
All Reform contracts expired on June 30, 2005. The Reform contracts renewal negotiation process was scheduled to begin during the month of February 2005. However, during that month TSI was notified of the government of Puerto Rico’s (the government) interest in extending the contracts until December 31, 2005 or June 30, 2006. During the month of April 2005, the government announced that each contract would be extended for a period of twelve (12) months, with an option to cancel on December 31, 2005. The exercise of the option to cancel on December 2005 would have to be determined by October 2005. TSI agreed to this request and submitted proposals with modified contract terms, including premiums. The negotiation of the terms of the contracts’ extension commenced during the month of April 2005 and concluded on October 2005. As a result of the negotiation for the referred extension, premium rates for the eleven-month contract year ending June 30, 2006 were increased by approximately 5.8%. As of this date, TSI has not received a notification from the government canceling the contracts as of December 2005.
The government of Puerto Rico has a plan to move its Medicare (A and B) eligible membership from the Reform program to a Medicare Advantage plan (known as Medicare Platino) where the government will assume the premiums rather than the insured. The government-sponsored Medicare Advantage plan will offer all of the Medicare benefits plus other benefits, as determined by the government. The government is currently in the process of evaluating the proposals submitted by insurance companies in order to select those that can participate in this plan. All of the Reform members that qualify can begin moving to the government-sponsored plan beginning in January 2006. This situation could have the effect of decreasing the segment’s membership; however the extent cannot be estimated at the moment.
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
SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3, was issued in May 2005. This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion No. 20 required that most voluntary changes in accounting principle be recognized by including in the net income of the period the change the cumulative effect of changing to a new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 153 is not expected to have an impact on the Corporation’s financial statements.

The Corporation is required to adopt SFAS No. 154 on January 1, 2006. The adoption of SFAS No. 154 is not expected to have an impact on the Corporation’s financial statements.
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

	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Consolidated earned premiums, net and fee revenue	$348,962	329,045	1,028,481	976,603

Consolidated claims incurred	$299,577	283,946	900,401	845,940
Consolidated operating expenses	44,568	40,416	133,787	122,889

Consolidated operating costs	$344,145	324,362	1,034,188	968,829

Consolidated loss ratio	85.8%	86.3%	87.5%	86.6%
Consolidated expense ratio	12.8%	12.3%	13.0%	12.6%

Consolidated combined ratio	98.6%	98.6%	100.6%	99.2%

Consolidated net investment income	$7,158	6,516	21,439	19,491
Consolidated realized gain on sale of securities	1,857	4,237	6,534	6,985
Consolidated unrealized gain (loss) on trading securities	905	(435)	(5,522)	(1,868)

Total consolidated net investment income	$9,920	10,318	22,451	24,608

Consolidated income tax expense	$2,560	2,617	2,212	7,217

Consolidated net income	$11,873	12,094	11,074	24,729

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Consolidated earned premiums, net and fee revenue for the three months ended September 30, 2005 presented an increase of $19.9 million, or 6.1%, when compared to the consolidated earned premiums, net and fee revenue for the three months ended September 30, 2004. This fluctuation is attributed to the following:

•	The earned premiums, net and fee revenue corresponding to the Health Insurance - Commercial segment increased by $12.2 million, or 6.7%, during the period. This increase is attributed to an increase in average enrollment together with increases in premium rates during the period.
•	The earned premiums net of the Health Insurance — Healthcare Reform segment presented an increase of $8.0 million, or 6.5% during this period. The fluctuation in the earned premiums, net of this segment is attributed to an increase in its average enrollment as well as to an increase in premium rates effective August 1, 2005.
Consolidated claims incurred for the three months ended September 30, 2005 increased by $15.6 million, or 5.5%, when compared to the claims incurred for the three months ended September 30, 2004. This fluctuation is mostly due to the increase in the claims incurred of the Health Insurance — Healthcare Reform segment during the three months ended September 30, 2005. The claims incurred for this particular segment during the 2005 period presented an increase of $10.4 million, or 9.3%, when compared to the 2004 period. This fluctuation is mostly the result of higher utilization trends and costs experienced during the period, particularly in the risks assumed by the segment as well as to the segment’s increased volume of business.
The consolidated loss ratio reflected a decrease of 0.5 percentage points during the 2005 period. This fluctuation is mainly due to a decrease in the loss ratio of the Health Insurance — Commercial and the Property and Casualty Insurance segments of 1.5 and 10.6 percentage points, respectively, net of an increase in the loss ratio of the Health Insurance — Healthcare Reform segment of 2.4 percentage points.
Consolidated operating expenses for the three months ended September 30, 2005 increased by $4.2 million, or 10.3%, when compared to the operating expenses for the three months ended September 30, 2004. The increase in the consolidated operating expenses is mainly attributed to the segments increased volume of business during the 2005 period. In addition, the 2005 quarter reflects expenses amounting to $1.8 million related to the new Medicare Advantage program of the Health Insurance — Commercial segment. The 2004 quarter also includes a Compulsory Vehicle Liability Insurance Joint Underwriting Association good experience refund amounting to $840 thousand, which was recorded as a decrease to the operating expenses of that period. No experience refund from the Compulsory Vehicle Liability Insurance Joint Underwriting Association was received in the 2005 period. The consolidated expense ratio increased by 0.5 percentage points during the same period.
The consolidated realized gain on sale of securities is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available for sale securities. The decrease of $2.4 million in the realized gain during the third quarter of the year 2005 when compared to the 2004 quarter is mostly due to the sale of common stocks of Popular Inc. in the 2004 period, which generated a realized gain of approximately $3.9 million, net of losses realized in the Corporation’s trading portfolios.
The unrealized gain (loss) on trading securities is related to investments held by the segments in equity securities and corporate bonds. The unrealized gain of $905 thousand experienced during the 2005 period is attributed to gains in the portfolios held by the segments in equity securities. The equity securities portfolios are designed to replicate the Standard & Poor’s 500 Index, the Russell 1000 Growth Index and the Russell 1000 Value Index. These indexes experienced positive returns in the 2005 quarter.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Consolidated earned premiums, net and fee revenue for the nine months ended September 30, 2005 increased by $51.9 million or 5.3% when compared to the consolidated earned premiums, net and fee revenue for the same period of last year. This increase is mostly due to the following:
•	The earned premiums, net and fee revenue corresponding to the Health Insurance - Commercial segment increased by $33.8 million, or 6.2%, during this period. An increase in the average enrollment together with increases in premium rates account for the segment’s fluctuation in earned premiums and fee revenue for the period.
•	The earned premiums, net corresponding to the Health Insurance — Healthcare Reform segment increased by $16.3 million, or 4.5%, during this period. This increase is the net result of increases in premium rates and an increment in the average membership of the segment.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $2.4 million, or 3.9%, during this period. This increase is mostly reflected in the premiums written for the commercial multi-peril and auto physical damage lines of business, net of a decrease in the premiums written for the dwelling business and an increase in premiums ceded.
Consolidated claims incurred for the nine months ended September 30, 2005 reflected an increase of $54.5 million, or 6.4%, when compared to the claims incurred for the nine months ended September 30, 2004. The consolidated loss ratio reflected an increase of 0.9 percentage points during this period. This fluctuation is due to the following:
•	During the 2005 period the claims incurred for the Health Insurance -Healthcare Reform segment increased by $28.5 million, or 8.6%. The loss ratio of this segment increased 3.6 percentage points during the 2005 period. The fluctuation noted in the claims incurred and loss ratio results mostly from higher utilization trends, particularly in risks assumed by the segment.

•	The claims incurred for the Health Insurance — Commercial segment increased by $28.9 million, or 6.1%, during the 2005 period. This fluctuation is basically attributed to the segment’s increased volume of business.
The consolidated operating expenses presented an increase of $10.9 million, or 8.9%, during the 2005 period. This fluctuation is mostly due to the segments’ increased volume of business during this period and to expenses amounting to $6.8 million related to the launching of the new Medicare Advantage program by the Health Insurance — Commercial segment. The consolidated expense ratio for the nine months ended September 30, 2005 increased by 0.4 percentage points when compared to the consolidated expense ratio for the same period of the prior year.
The consolidated realized gain on sale of securities is the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies and from the normal turnover of the trading and available-for-sale securities.
The unrealized loss on trading securities is related to investments held by segments in equity securities and corporate bonds. The unrealized loss experienced during the 2005 period is mostly attributed to losses in the portfolios held by segments in equity securities that replicate the Standard & Poor’s 500 Index, the Russell 1000 Growth Index and the Russell 1000 Value Index. These indexes experienced a positive return in the 2005 period, however; the Corporation has recorded unrealized losses since the portfolio managers have not been able to replicate the performance of the indexes in the portfolios. In addition, during the second quarter of 2005, the Corporation sold certain investments with unrealized gains within the equity securities portfolio. This caused the realization of such gains, thus reducing the unrealized gain of the portfolios.
The consolidated income tax expense for the nine months period ended September 30, 2005 decreased by $5.0 million when compared to the same period of the prior year. This decrease is mostly due to a decrease in the taxable income when comparing the nine months ended September 30, 2005 with the corresponding 2004 period.

Health Insurance — Commercial Program Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Average enrollment:
Corporate accounts	308,551	303,087	309,839	302,926
Self-funded employers	150,783	144,921	149,643	139,224
Individual accounts	87,015	84,647	85,707	84,687
Federal employees	48,856	51,199	49,412	52,285
Local government employees	34,790	38,613	35,876	41,459

Total enrollment	629,995	622,467	630,477	620,581

Earned premiums	$190,990	178,813	566,954	533,824
Amounts attributable to self-funded arrangements	53,633	46,301	158,566	135,876
Less: Amounts attributable to claims under self-funded arrangements	(50,190)	(42,925)	(148,032)	(125,992)

Earned premiums and fee revenue	$194,433	182,189	577,488	543,708

Claims incurred	$164,831	157,186	501,980	473,042
Operating expenses	25,046	23,209	75,185	67,822

Total underwriting costs	$189,877	180,395	577,165	540,864

Underwriting income	$4,556	1,794	323	2,844

Loss ratio	84.8%	86.3%	86.9%	87.0%
Expense ratio	12.9%	12.7%	13.0%	12.5%

Combined ratio	97.7%	99.0%	99.9%	99.5%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Earned premiums and fee revenue for the three months ended September 30, 2005 increased by $12.2 million, or 6.7%, when compared to the earned premiums and fee revenue for the three months ended September 30, 2004. This increase in earned premiums and fee revenue is the result of the following:
•	In the 2005 period, the average enrollment of self-funded groups and rated corporate accounts businesses presented an increase of 5,862 members, or 4.0%, and 5,464, or 1.8%, respectively, which is mostly attributed to new groups acquired throughout 2005. This increase was offset by a decrease in average enrollment in the Local government employees and Federal employees of 3,823, or 9.9%, and 2,343, or 4.6%, respectively.

•	Premiums generated by the segment’s Medicare Advantage program amounted to $8.9 million during the 2005 quarter. This program was launched in the year 2005; therefore no premiums were reflected in the three months ended September 30, 2004.

•	On average, the segment increased premium rates by approximately 6.4% during the 2005 quarter.
Claims incurred in the 2005 period presented an increase of $7.6 million, or 4.9%, when compared to the same period in 2004 that is attributed to the segment’s increased volume of business. The loss ratio decreased by 1.5 percentage points, from 86.3% in the 2004 period to 84.8% in the 2005 period. The fluctuation in the loss ratio is attributed to an increase in claims trends experienced by the segment in the third quarter of 2004, particularly in the cost per service and utilization of services. The increase in costs was mostly noted in the cost of prescription drugs, which was the main driver of the increase in costs experienced by the segment in the 2004 quarter. This increased claims trends, which required an increase in the actuarial reserves in the 2004 period of $2.8 million, was not experienced in the 2005 period.
Operating expenses for the three months ended September 30, 2005 increased by $1.8 million, or 7.9%, when compared to the three months ended September 30, 2004. The segment’s expense ratio increased 0.2 percentage points in the same period. These fluctuations are primarily attributed to approximately $1.9 million of expenses related to the new Medicare Advantage program.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Earned premiums and fee revenue for the nine months ended September 30, 2005 reflects an increase of $33.8 million, or 6.2%, when compared to the earned premiums and fee revenue for the nine months ended September 30, 2004. This increase is the result of the following:
•	Average enrollment for the nine months ended September 30, 2005 increased by 9,896 members, or 1.6%, when compared to the enrollment as of the same period of 2004. The increase in average enrollment is mostly reflected in self-funded employers and corporate accounts businesses, which membership increased by 10,419 members, or 7.5%, and 6,913 members, or 2.3%, during this period, respectively. The increase in average enrollment is mostly attributed to new groups acquired throughout 2005. The average enrollment of the Local government employees and Federal employees businesses, on the other hand, reflected a decrease in membership of 5,583, or 13.5%, and 2,873, or 5.5%, during this period, respectively.

•	Premiums for the segment’s Medicare Advantage program, which was launched in the 2005 period, amounted to $17.4 million. No Medicare Advantage premiums were reflected in the nine months ended September 30, 2004.

•	On average, this segment increased premiums rates in corporate accounts groups by approximately 6.4% during the 2005 period.
Claims incurred during the nine months ended September 30, 2005 increased by $28.9 million, or 6.1%, when compared to the same period in 2004; this increase is mostly attributed to the segment’s increased volume of business. The segment’s loss ratio for the nine months ended September 30, 2005 decreased by 0.1 percentage points when compared to the loss ratio for the nine months ended September 30, 2004.
The operating expenses for the nine months ended September 30, 2005 reflect an increase of $7.4 million, or 10.9%, when compared to the 2004 period. This increase is due to expenses amounting to $4.9 million related to the launching of the new Medicare Advantage program as well as to the normal inflationary effect on operating costs. The expense ratio for the nine months ended September 30, 2005 experienced an increase of 0.5 percentage points compared to the nine months ended September 30, 2004.
Health Insurance — Healthcare Reform Program Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Average enrollment:
North area	236,713	231,610	234,799	233,063
Metro-north area	221,522	216,093	219,310	217,831
Southwest area	163,601	162,783	163,567	164,744

	621,836	610,486	617,676	615,638

Earned premiums	$129,933	121,980	377,270	360,979

Claims incurred	$121,501	111,141	358,412	329,961
Operating expenses	8,951	8,618	27,587	26,420

Total underwriting costs	$130,452	119,759	385,999	356,381

Underwriting income (loss)	$(519)	2,221	(8,729)	4,598

Loss ratio	93.5%	91.1%	95.0%	91.4%
Expense ratio	6.9%	7.1%	7.3%	7.3%

Combined ratio	100.4%	98.2%	102.3%	98.7%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Earned premiums for the three months ended September 30, 2005 increased by $8.0 million, or 6.5%, when compared to the earned premiums for the same period of last year. This increase is mostly the result of the following:
•	The average enrollment of the segment during the 2005 quarter increased by 11,350 members, or 1.9%, when compared to the average enrollment during the 2004 quarter, particularly in the membership of the Metro-north and North areas.

•	Premium rates were increased by approximately 5.8% during the Healthcare Reform contract renegotiation process. New premium rates were effective August 1st, 2005 for the eleven-month period ending June 30, 2006.
Claims incurred during the three months ended September 30, 2005 presented an increase of $10.4 million, or 9.3%, when compared to the 2004 period. The loss ratio presented an increase of 2.4 percentage points when comparing the 2005 and 2004 periods. The fluctuation results mostly from higher utilization trends and costs experienced during the three months ended September 30, 2005, particularly in the risks assumed by the segment, such as cardiovascular services, dialysis and obstetrics, among others, as well as to the segment’s increased volume of business.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Earned premiums of the Healthcare Reform segment for the nine months ended September 30, 2005 increased by $16.3 million, or 4.5%, when compared to the same period of 2004. This increase is the result of the net effect of the following:
•	Premium rates were increased by approximately 4.4% during the Healthcare Reform contract renegotiation process for the twelve-month period ended on June 30, 2005. In addition, effective August 1st, 2005, premium rates were increased by approximately 5.8% for the eleven-month period ending June 30, 2006.

•	The average monthly enrollment for this segment increased by 2,038 members, or 0.3%, when comparing the average enrollment for the nine months ended September 30, 2005 with the average enrollment for the nine months ended September 30, 2004.
Claims incurred during the nine months ended September 30, 2005 increased by $28.5 million, or 8.6%, when compared to the nine months ended September 30, 2004. The loss ratio increased by 3.6 percentage points when comparing the 2005 period with the 2004 period. This fluctuation results mostly from higher utilization trends and costs experienced during the 2005 period, particularly in risks assumed by the segment such as cardiovascular services, dialysis and obstetrics, among others, as well as to the segment’s increased volume of business.
Operating expenses presented an increase of $1.2 million, or 4.4%, when comparing the 2005 and 2004 periods. The expense ratio did not change during the 2005 period. This fluctuation is due to the normal inflationary effect in operational costs.

Property and Casualty Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2005	2004	2005	2004

Premiums written:
Commercial multiperil	$16,738	13,286	45,414	38,806
Dwelling	6,595	8,150	19,387	21,686
Auto physical damage	5,734	4,961	15,323	13,852
Commercial auto liability	4,465	4,130	11,425	10,813
Other liability	2,377	2,379	6,732	6,860
Medical malpractice	2,785	2,808	5,410	5,325
All other	2,011	2,690	6,825	6,938

Total premiums written	40,705	38,404	110,516	104,280

Premiums ceded	(14,831)	(14,182)	(43,896)	(39,912)
Change in unearned premiums	(4,112)	(2,665)	(1,660)	(1,819)

Net premiums earned	$21,762	21,557	64,960	62,549

Claims incurred	$10,826	13,007	32,446	34,135
Operating expenses	10,479	8,469	29,928	27,897

Total underwriting costs	$21,305	21,476	62,374	62,032

Underwriting income (loss)	$457	81	2,586	517

Loss ratio	49.7%	60.3%	49.9%	54.6%
Expense ratio	48.2%	39.3%	46.1%	44.6%

Combined ratio	97.9%	99.6%	96.0%	99.2%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Total premiums written for the three months period ended September 30, 2005 increased by $2.3 million, or 6.0%, when compared to the three months period ended September 30, 2004. This increase is mostly reflected in the premiums written for commercial multi-peril and auto physical damage policies, which experienced an increase in premiums of $3.5 million, or 26.0%, and of $773 thousand, or 15.6%, respectively, but offset by a decrease of $1.6 million, or 19.1%, in dwelling policies. Although the current market continues with strong and aggressive competition for commercial lines, with premium rates at lower levels than prior years, the segment’s focus on business retention and relationships with general agents has resulted in growth of premium volume in package polices. The segment has directed efforts to strengthen relationships with financial institutions in order to increase writings for dwelling policies. The reported decrease in premiums written for this line of business is attributed to policy retention efforts of competitors and a lower originations of mortgage loans.
Claims incurred reflect a reduction of $2.2 million, or 16.8% when compared to the 2004 period. The loss ratio experienced a decrease of 10.6 percentage points during the 2005 quarter when compared to the same quarter of the prior year. This fluctuation is mostly attributed to the fact that the 2004 period reflects the losses incurred for the damages caused by Tropical Storm Jeanne in September 2004. The net losses incurred for damages caused by Tropical Storm Jeanne amounted to $2.0 million. In addition, the segment’s emphasis on quality underwriting has resulted in better loss experience for this segment.
Operating expenses for the three months ended September 30, 2005 increased by $2.0 million, or 23.7%, when compared to the operating expenses for the three months ended September 30, 2004. The expense ratio increased by 8.9 percentage points during this period. The increase in operating expenses when compared to the three months ended September 30, 2004 is mostly due to an increase in information technology consulting fees, advertising expenses and net commission expense. In addition, during the 2004 quarter, the Compulsory Vehicle Liability Insurance Joint Underwriting Association distributed to the insurance companies underwriting auto property damages liability insurance in Puerto Rico a good experience refund. The refund received by the segment, amounting to $840 thousand, was recorded as a decrease to the operating expenses of the 2004 period. No experience refund from the Compulsory Vehicle Liability Insurance Joint Underwriting Association was received in the 2005 period.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Total premiums written for the nine months period ended September 30, 2005 increased by $6.2 million, or 6.0%, when compared to the nine months period ended September 30, 2004. This increase is mostly reflected in the premiums written for the commercial multi-peril and auto physical damage lines of business, which experienced an increase in premiums of $6.6 million, or 17.0%, and $1.5 million, or 10.6%, during this period, respectively. The commercial auto lines of business, including auto physical damage coverage, have been targeted for growth through new business. As previously stated, since 2004 the segment directed efforts with financial institutions to increase writings for dwelling policies. The decrease of $2.3 million, or 10.6%, in the premiums written of the dwelling business in the 2005 period is attributed to policy retention efforts of competitors and to lower originations of mortgage loans.
Premiums ceded to reinsurers during the nine months period ended September 30, 2005 increased by $4.0 million, or 10.0%, when compared to the same period for the prior year. The ratio of premiums ceded to premiums written reflects an increase of 1.4 percentage points, from 38.3% in the 2004 period to 39.7% in the 2005 period. The ceding percentages for premiums in the commercial and personal lines quota share arrangements increased from 37.5% to 42.5% and from 7.5% to 10.0%, respectively, during the nine-month period ended in 2005. In addition, the catastrophe coverage was increased during the 2005 period.
Claims incurred decreased by $1.7 million, or 4.9%, during the 2005 period. The loss ratio experienced a decrease of 4.7 percentage points during the nine months period ended September 30, 2005 as compared to the same period of the prior year. As previously mentioned, the 2004 period reflects net losses amounting to $2.0 million related to losses caused by Tropical Storm Jeanne during the month of September 2004. In addition, the segment’s focus on quality underwriting has also resulted in an improvement in loss experience, particularly in the commercial multi-peril, auto liability and casualty lines of business.
The operating expenses for the nine months period ended September 30, 2005 increased by $2.0 million, or 7.3%, when compared to the operating expenses for the nine months period ended September 30, 2004. The expense ratio increased by 1.5 percentage points during the 2005 period. In the 2005 period, net commission expense presented an increase of $1.9 million as increased commission rates were granted in commercial multi-peril and commercial auto policies. In addition, for the nine month period ended September 30, 2005, technology consulting fees as well as higher payroll expenses also contribute to the increase in operating expenses.
Liquidity and Capital Resources
Cash Flows
The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.
As of September 30, 2005 and December 31, 2004, the Corporation’s cash and cash equivalents amounted to $32.2 million and $35.1 million, respectively. The sources of funds available to meet the requirements of the Corporation’s operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.
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
Net cash flows provided by (used in) operating activities amounted to $83.3 million and $(9.0) million for the nine months ended September 30, 2005 and 2004, respectively, an increase of $92.3 million. This increase in cash flows from operating activities is mainly attributed to the net effect of the following:
•	The net proceeds of investments in the trading portfolio increased by $88.2 million for the nine months ended September 30, 2005, when compared to the nine months ended September 30, 2004.

•	Premiums collected increased by $63.1 million when comparing collections during the nine months ended September 30, 2005 with collections for the nine months ended September 30, 2004. This increase is mostly related to the increased volume of business and increases in premium rates of the operating segments.

•	The amount of income taxes paid decreased by $34.8 million when comparing the payments made in the 2005 and 2004 periods. The 2004 period includes the payment of the last installment of the $51.8 million income tax liability related to the closing agreement with the Puerto Rico Treasury Department upon the termination of TSI’s tax exemption. The first installment of $37.0 million was paid during the year 2003 and the second and last installment, amounting to $14.8 million, was paid on April 15, 2004. In addition, on April 15, 2004 TSI paid $22.1 million corresponding to its income tax liability for the year 2003 and the first installment of the estimated tax corresponding to the year 2004. In the 2005 period, the Corporation paid its regular estimated income tax installments.

•	The amount of claims, losses and benefits paid for the nine months ended September 30, 2005 reflect an increase of $71.6 million when compared with the nine months ended September 30, 2004. The increase in the amount of claims, losses and benefits paid is mostly the result of the segments’ increased volume of business as well as to increased utilization trends in both Health Insurance segments.

•	The payments to suppliers and employees increased by $17.1 million when comparing the amount paid during the 2005 and 2004 periods. This increase is basically attributed to additional commission expense generated from the acquisition of new business and general operating expenses.

•	The contingency reserve funds payment from the Federal Employee Health Benefit Plan decreased by $4.2 million when comparing the amount collected during the nine months ended September 30, 2005 with the amount collected during the same period for 2004.

•	Interest paid increased by $2.5 million during the 2005 period. This increase is basically attributed to the interest paid related to the senior unsecured notes during the 2005 period; these senior unsecured notes were issued and sold on September 30, 2004.
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
Net cash flows used in investing activities amounted to $90.7 million and $670 thousand for the nine months ended September 30, 2005 and 2004, respectively. The increase in the cash flows used in investing activities during this period is attributed to a net increase in the acquisition of investments. During the nine months ended September 30, 2005 total acquisition of investments exceeded the proceeds from investments sold or matured by $85.7 million. During the nine months ended September 30, 2004 the amount of proceeds from investments sold or matured exceeded investment acquisitions by $2.0 million.
Cash Flows from Financing Activities
Net cash flows provided by financing activities amounted to $4.6 million and $25.0 million for the nine months ended September 30, 2005 and 2004, respectively. The decrease of $20.4 million when compared to the same period of the prior year is mainly due to the combined effect of following fluctuations:
•	During the nine months ended September 30, 2004 the Corporation received the proceeds from the issuance of the senior unsecured notes amounting to $50.0 million. No long-term debt proceeds were received in the 2005 period.

•	In the 2005 period the proceeds from short-term borrowings exceeded payments of short-term borrowings by $2.9 million. On the other hand, in the 2004 period the payment of short-term borrowings exceeded the proceeds of short-term borrowings by $37.0 million. Short-term borrowings are used to address timing differences between cash receipts and disbursements.

•	The change in outstanding checks in excess of bank balances reflects a decrease of $7.4 million during the nine months ended September 30, 2005 compared to the 2004 period. The amount of checks in excess of bank balances represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

•	The repayments of long-term debt increased by $2.6 million for the nine months period ended September 30, 2005 when compared to the payments made in the 2004 period. This fluctuation is due to an increase in the repayment for one of the credit agreements, which amounted to $3.5 million in 2005 and $1.0 million in 2004.
Financing and Financing Capacity
The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of September 30, 2005, the Corporation had $227.5 million in available credit on these agreements. Outstanding short-term borrowings as of September 30, 2005 amount to $4.6 million. The amount due under outstanding short-term borrowings is expected to be paid out of the operating cash flows of the Corporation.
On September 30, 2004 TSI issued and sold $50.0 million of its 6.30% senior unsecured notes due September 2019 (the notes). The notes are unconditionally guaranteed as to payment of principal, premium, if any, and interest by the Corporation. The notes were privately placed to various institutional investors under a note purchase agreement among TSI, the Corporation and the investors. The notes pay interest semiannually beginning on March 2005, until such principal becomes due and payable. The notes contain certain covenants with which TSI and the Corporation have complied with at September 30, 2005.
In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates based on the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of September 30, 2005, the two credit agreements have an outstanding balance of $29.5 million and $11.5 million, respectively. These credit agreements contain restrictive covenants, including, but not limited to, the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of September 30, 2005, management believes the Corporation is in compliance with these covenants.
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
Item 4. Controls and Procedures
The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2005. There were no significant changes in the Corporation’s disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.
Part II — Other Information
Item 1. Legal Proceedings
(a)	As of September 30, 2005, the Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner (the Commissioner of Insurance) against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock due to the fact that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation in violation of the Puerto Rico Insurance Code. The plaintiffs alleged that they were illegally excluded from participation in the sale of shares by TSI due to the illegally selective nature of the sale of shares and that, consequently the sale of shares should be eliminated.

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

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their ownership rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. On March 4, 2005 the Court issued an Opinion and Order. In this Opinion and Order, of the twelve counts included in the complaint, eight counts were dismissed for failing to assert an actionable injury; six of them for lack of standing and two for failing to plead with sufficient particularity in compliance with the Rules. All shareholder allegations, including those described above, were dismissed in the Opinion and Order. The remaining four counts were found standing, in a limited way, in the Opinion and Order. Finally, the Court ordered that by March 24, 2005 one of the counts left standing be replead to conform to the Rules and that by March 28, 2005 a proposed schedule for discovery and other submissions be filed. The count was amended and accepted by the Court, the discovery schedule was submitted. The parties just finished class certification discovery. Plaintiffs have until November 30, 2005 to file their briefs in support of their request for class certification. Defendants intend to file their opposition by December 15, 2005. This case is still pending before the United States District Court for the District of Puerto Rico.

(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counterclaim and filed several motions to dismiss this claim. On February 18, 2005 the plaintiffs informed their intention to amend the complaint and the Court granted then 45 days to do so and 90 days to defendants to file the corresponding motion to dismiss. On May 9, 2005 the plaintiffs filed the amended complaint and defendants are preparing the corresponding motions to dismiss this amended complaint. The plaintiffs amended the complaint to allege similar causes of action dismissed by the United States District Court for the District of Puerto Rico in the Sánchez case. Defendants moved to dismiss the amended complaint. Plaintiffs have notified their opposition to some of the defendants’ motions to dismiss. Defendants will reply once the oppositions to all of the defendant’s motions are notified.
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

The Court will set a hearing to discuss the parties’ submissions by the week of December 5, 2005.

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
The Court will set a hearing to discuss the parties’ submissions by the week of December 5, 2005.
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

Exhibit 10.1 Extension to the Puerto Rico Health Insurance Contract for the Metro-North Region (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).

Exhibit 10.2 Extension to the Puerto Rico Health Insurance Contract for the North Region (incorporated herein by reference to Exhibit 10.2 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).

Exhibit 10.3 Extension to the Puerto Rico Health Insurance Contract for the South-West Region (incorporated herein by reference to Exhibit 10.3 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).

Exhibit 11 Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and nine months ended September 30, 2005 and 2004 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

Exhibit 12 Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and nine months ended September 30, 2005 and 2004 has been omitted as the detail necessary to determine the computation of the loss ratio, expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.
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

Triple-S Management Corporation
Registrant

Date:	November 10, 2005	By:	/s/ Ramón M. Ruiz-Comas, CPA

Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date:	November 10, 2005	By:	/s/ Juan J. Román, CPA

Juan J. Román, CPA
Vice President of Finance
and Chief Financial Officer