Form 10-K
period 2005-12-31
TRIPLE-S MANAGEMENT CORP
filed 2006-03-30
CIK 1171662

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock, $40.00 Par Value
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO
The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2005 was $356,160. *
The number of shares outstanding of the registrant’s common stock as of March 15, 2006 was 8,904.

* The Articles of Incorporation of Triple-S Management Corporation (TSM) provide for redemption of the common stock of TSM at the original amount paid by the shareholder. There is no established public trading market for TSM’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 30, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Triple-S Management Corporation
FORM 10-K
For The Fiscal Year Ended December 31, 2005

Part I
Item 1. Business.
General Description of Business and Recent Developments
Triple-S Management Corporation (we, TSM or the Corporation) is incorporated under the laws of the Commonwealth of Puerto Rico on January 17, 1997. It is the holding company of several entities, through which it offers a wide range of insurance products and services. These products and services are offered through the following TSM wholly-owned subsidiaries:
•	Triple-S, Inc. (TSI), a health insurance company serving two major segments: the Commercial Program and the Commonwealth of Puerto Rico Health Reform Program (the Reform);

•	Seguros Triple-S, Inc. (STS), a property and casualty insurance company; and

•	Seguros de Vida Triple-S, Inc. (SVTS), a life and disability insurance and annuity products company.
TSM’s insurance subsidiaries are subject to the regulations and supervision of the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance). The regulations and supervision of the Commissioner of Insurance consist primarily of: the approval of certain policy forms and rates, the standards of solvency that must be met and maintained by insurers and their agents, and the nature of and limitations on investments, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations and the form and content of reports of financial condition required to be filed, among others. In general, such regulations are for the protection of policyholders rather than security holders.
In addition to the insurance subsidiaries mentioned above, TSM has the following other wholly-owned subsidiaries: Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TCI). ISI provides data processing services to Triple-S Management Corporation and its subsidiaries (the Corporation). TCI is currently engaged as the third-party administrator in the administration of the Corporation’s Reform segment described under “Health Insurance – Reform Segment”. It also provides healthcare advisory and other health-related services to TSI and other third-parties.
All of the premiums generated by the insurance subsidiaries are generated from customers within Puerto Rico. In addition, all long-lived assets, other than financial instruments, including deferred policy acquisition costs and deferred tax assets of the Corporation, are located in Puerto Rico.
Effective January 31, 2006, TSM acquired 100% of the common stock of Great American Assurance Company of Puerto Rico (GA Life) for $37.5 million. As a result of this acquisition, the Corporation expects to be one of the leading providers of life insurance policies in Puerto Rico. During 2006, TSM expects to merge the operations of GA Life with those of its existing life insurance subsidiary, SVTS. The results of operations and financial condition of the Corporation included in this Annual Report on Form 10-K do not reflect the acquisition or the operations of GA Life since the transaction was not completed until 2006.
On January 13, 2006 TSM announced that its Board of Directors (the Board) had authorized and directed management to start the process of transforming the Corporation from a privately-held entity into a publicly traded entity.
Also on January 13, 2006, the Board declared a cash dividend of $6.2 million distributed pro rata among the entire Corporation’s issued and outstanding common shares, excluding those shares issued to representatives of the community that are members of the Board (the qualifying shares). All shareholders of record as of the close of business on January 16, 2006, except those who only hold qualifying shares, received a dividend of $700.00 for each share held on that date. Historically, prior to January 2006, the Corporation had not declared or distributed dividends on its common stock.
TSI was exempt from 1979 through 2002 from Puerto Rico income taxes under a ruling issued by the Department of the Treasury of Puerto Rico. On June 18, 2003, the Department of the Treasury notified TSM and TSI that the ruling recognizing TSI’s exemption was terminated effective December 31, 2002. The termination of the ruling responded to a new public policy set by the Department of the Treasury according to which tax exemptions under Section 1101(6) of the Puerto Rico Internal Revenue Code of 1994 (the P.R. Code), as amended, will not apply to corporations organized as for-profit, which is TSI’s case.
On July 31, 2003, TSM and TSI executed a closing agreement with the Department of the Treasury. In general, the terms of the closing agreement established the termination of TSI’s tax exemption effective December 31, 2002 as stated in the ruling. Accordingly, effective January 1, 2003 TSI became subject to Puerto Rico income taxes as an other-than-life insurance entity, as defined in the P.R. Code.
The closing agreement also stipulated that TSM would pay taxes on TSI’s accumulated statutory net income, in accordance with the income recognition methodology applied by the Secretary of the Treasury in the closing agreement and the ruling mentioned above. This tax ruling established the following methodology for TSM to determine its tax liability:
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
The amount of TSM’s net income available for distribution to stockholders had excluded amounts derived from TSI’s results of operations for the year 2002 and prior years due to a prohibition on declaring dividends contained in the tax exemption ruling. Since TSI’s tax exemption ended effective December 31, 2002, its earnings are now available for distribution to TSM’s stockholders.
Separate disclosure about operating segments is required for any operating segment that meets any of the quantitative thresholds determined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS No. 131). In determining whether information about segments is required for a particular year, the evaluation should be based on comparability between years. Thus, information would be required in the current period – even if immaterial pursuant to the provisions of SFAS No. 131 – if a segment has been significant in the immediate preceding period and is expected to be significant in the future. Based on the requirements of SFAS No. 131, as of December 31, 2005, the reportable segments for the Corporation are: the Health Insurance – Commercial, the Health Insurance – Healthcare Reform, the Property and Casualty Insurance and the Life and Disability Insurance segments. The Life and Disability Insurance segment was not presented as a reportable segment in previous filings since it did not meet any of the quantitative thresholds in the years 2004, 2003 and 2002. The segment information for the years 2004 and 2003 included in this Annual Report on Form 10-K has been restated to present the results of operations and financial position of the Life and Disability Insurance segment separately.
Available Information
TSM files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the SEC). The SEC maintains a website that contains annual, quarterly and current reports and other information that issuers (including TSM) file electronically with the SEC. The SEC’s website is www.sec.gov. TSM currently does not have an Internet website through which make available its SEC filings. The website address listed above is provided for the information of the reader and is not intended to be an active link. The Corporation will provide free of charge copies of its filings to any shareholder that requests them at the following address: Triple-S Management Corporation; Office of the Secretary of the Board; PO Box 363628; San Juan, P.R. 00936-3628.
Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K and other publicly available documents of TSM may include statements that constitute “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things, statements concerning the financial condition, results of operations and business of the Corporation. These statements are not historical, but instead represent TSM’s belief regarding future events, many of which, by their nature, are inherently uncertain and outside of the Corporation’s control. These statements may address, among other things, future financial results, strategy for growth, and market position. It is possible that the Corporation’s actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. The factors that could cause actual results to differ from those in the forward-looking statements are discussed throughout this Form 10-K. TSM is not under any obligation to update or alter any forward-looking statement (and expressly disclaims any such obligation), whether as a result of new information, future events or otherwise. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, rising healthcare costs, business conditions and competition in the different insurance segments, government action and other regulatory issues.
Puerto Rico’s Economy
Key economic indicators published by the government of Puerto Rico for 2005, showed growth in the local economy of 2.4%, which is 0.2 percentage points lower than the growth experienced during the year 2004. The indicators published by the government suggest that the modest economic recovery that appeared to have gained strength during 2004 had slowed down during the year 2005. Furthermore, the government forecasted that during 2006 economic growth would not exceed 2.2%, which is even lower than the growth experienced this year. The moderation in the economic growth in Puerto Rico during the last year is due to many factors. First, the decrease in growth rate of the United States economy this past year, as well as the increases in oil prices, have had a direct impact on the Puerto Rican economy. The real growth rate of the economy in Puerto Rico is directly affected by the expected U.S. economy growth. On a local level, the fiscal crisis of the government of Puerto Rico has led to tax increases as well as to increases in the costs of several basic services and utilities, such as electricity and water, which will negatively affect the purchasing power of consumers. In addition, also due to the fiscal crisis, the government of Puerto Rico is immersed in an analysis of alternatives to increase its revenues, including a proposed tax reform which would impose a tax based upon the consumption of goods and services. The fiscal crisis faced by the government of Puerto Rico, if correction measures are not implemented on a timely basis, could result in severe credit difficulties, which would in turn have an adverse effect on the Island’s already weakened economy.
The overall growth of the U.S. economy is the most important variable exerting an impact on Puerto Rico’s economy. The U. S. government reported that its economy grew 3.5% during 2005, following a growth of 4.2% during 2004, which was the fastest economic growth experienced since 1999. The Congressional Budget Office forecasts the U.S. economy will grow 3.6% during the year 2006 and 3.4% during the year 2007. The economists believe that the U.S. economy will keep growing but at lower rates than during the extraordinary expansion of the second half of the nineties. Even with this economic growth, high oil prices, rising interest rates, the possibility of another terrorist attack, continuing concerns with international politics and the value of the dollar might dampen the economic rebound in the U.S. and Puerto Rico economies.
Insurance Industry
The insurance industry in Puerto Rico is highly competitive and is comprised of both local and foreign entities. The approval of the Gramm-Leach-Bliley Act of 1999, which applies to financial institutions domiciled in Puerto Rico, has opened the insurance market to new competition by allowing financial institutions such as banks to enter into the insurance business. At the moment, several banks in Puerto Rico have established subsidiaries that operate as insurance agencies.
The Corporation is the leader insurance group in Puerto Rico, as measured by the share of the total insurance premiums subscribed in Puerto Rico. The Corporation’s health insurance company, TSI, is the leader of the health insurance industry. TSI’s participation in the health insurance industry, considering both the Commercial and Reform segments, provide this subsidiary with a market share in terms of net premiums of approximately 33% as of December 31, 2005. Our property and casualty and life insurance subsidiaries also have important positions in their respective markets. As of December 31, 2005, STS had a market share in terms of net premiums of approximately 8% in the property and casualty insurance industry in Puerto Rico. During 2004 SVTS had a market share in terms of premiums written of approximately 25% in the group life insurance market in Puerto Rico.
Almost all of the Corporation’s business is done within Puerto Rico and as such, it is subject to the risks associated with Puerto Rico’s economy and its geographic location.
Health Insurance – Commercial Segment
The Corporation participates in the commercial health insurance marketplace through TSI. Total premiums in the Commercial segment represented 56.2%, 55.4% and 55.0% of the Corporation’s consolidated total premiums for the years 2005, 2004 and 2003, respectively.
TSI is a Blue Cross and Blue Shield Association large-affiliated licensee, which allows TSI to use the Blue Shield brand in Puerto Rico. TSI’s participation in the health insurance industry with the Commercial segment provides this subsidiary with a market share in terms of premiums written of approximately 31% as of December 31, 2005. TSI offers a variety of health insurance products, and is the leader by market share in almost every health insurance market sector, as measured by the share of premiums subscribed. Its market share is more than double that of its nearest competitor (Medical Card Systems, which has a market share of approximately 14%). In addition to the Reform segment described below, TSI offers its products to five distinct market sectors in Puerto Rico. During 2005, TSI had the following market share within each sector: Corporate Accounts (groups), 44%; Federal Employees, 92%; Local Government Employees, 8%; Individual Accounts, 56%; and approximately 80% in the Medicare supplemental sector. Within the Corporate Accounts sector, employer groups may choose various funding options ranging from fully insured to self-funded financial arrangements. While self-funded clients participate in TSI’s networks, the clients bear the claims risk. Through a contract with the United States Office of Personnel Management (OPM), TSI provides health benefits to federal employees in Puerto Rico under the Federal Employees Health Benefits Program. This contract is subject to termination in the event of noncompliance not corrected to the satisfaction of OPM. TSI also provides health insurance coverage to certain employees of the government of Puerto Rico and its instrumentalities. Earned premium revenue related to government of Puerto Rico health plans amounted to $64.6 million, $67.1 million and $65.9 million for the three years ended December 31, 2005, 2004 and 2003, respectively. In addition, TSI processes and pays claims as carrier for the Medicare – Part B Program in Puerto Rico and the United States Virgin Islands. As a carrier for Medicare-Part B, TSI allocates operating expenses to determine reimbursement due for services rendered in accordance with the contract.
During 2005 TSI entered into the Medicare Advantage program under the provisions of the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA). As a preferred provider organization under the Medicare Advantage program, effective January 1, 2005 TSI launched “Medicare Optimo”, its PPO Medicare Advantage policy. With this policy TSI provides extended health coverage to Medicare beneficiaries. In addition, during the third quarter of 2005, TSI launched “Medicare Selecto”, its managed care Medicare Advantage policy. During this first year, premiums for the Medicare Advantage program amounted to $34.2 million. With the addition of expanded Medicare health plan options and enhanced benefits for 2006, this business is expected to have a significant growth in the coming years. In the Medicare Advantage sector, TSI had a market share of 5% as of December 31, 2006.
As set forth in the MMA, the Federal government, through the Centers for Medicare and Medicaid Services (CMS), will replace the current Title 18 fiscal intermediary (FI) and carrier contracts with competitively procured contracts that conform to the Federal Acquisition Regulation under the new Medicare Administrative Contractor (MAC) contracting authority. CMS has six years, between 2006 and 2011, to complete the transition of Medicare fee-for-service claims processing activities from the FI’s and carriers to the MAC’s. TSI is currently engaged in the analysis and evaluation of this transition process and the effect that it may have on its existing organizational structure as a Medicare carrier.
TSI’s premiums are generated from customers within Puerto Rico. The premiums for the Commercial segment are mainly originated through TSI’s internal sales force and a network of brokers and independent agents.
TSI’s business is subject to changing federal and local legal, legislative and regulatory environments. Some of the more significant current issues that may affect TSI’s business include:
•	initiatives to increase healthcare regulation, including efforts to expand the tort liability of health plans,

•	local government plans and initiatives, and

•	Medicare reform legislation.
The U.S. Congress is continuing to develop legislation efforts directed toward patient protection, including proposed laws that could expose insurance companies to economic damages, and in some cases punitive damages, for making a determination denying benefits or for delaying members’ receipt of benefits as well as for other coverage determinations. Similar legislation has been proposed in Puerto Rico. Given the political process, it is not possible to determine whether any federal and/or local legislation or regulation will be enacted into law in 2006 or what form any such legislation might take.
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

HHS has released rules mandating the use of new standard formats with respect to certain health care transactions (e.g. health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules requiring the use of standardized code sets and unique identifiers by employers and providers. TSI was required to comply with the transactions and code set standards by October 16, 2003 and with the employer identifier rules by July 2004 and believes that it is in material compliance with all relevant requirements. TSI is required to comply with provider identifier rules by May 2007 and currently expects to meet such deadline.
HHS also sets standards relating to the privacy of individually identifiable health information. In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held by health plans and other affected entities in any form, whether communicated electronically, on paper or orally, subject only to limited exceptions. In addition, the regulations provide patients new rights to understand and control how their health information is used. HHS has also published security regulations designed to protect member health information from unauthorized use or disclosure. TSI is currently in material compliance with these security regulations.
The most significant challenge facing the healthcare industry continues to be the trend of rising healthcare costs, driven by the direct and indirect effect of legislative and regulatory actions. As such, the industry is becoming committed to a health care system that delivers efficient and high-quality care for insureds, as well as increased administrative efficiency for providers, payers and government. Insurance companies are focused on developing programs and new strategies that consider a combination of competitive premium pricing to sustain market share and cost reduction initiatives to achieve a satisfactory yield in the healthcare cost inflation scenario. Recently developed models strive for new products that essentially shift costs, and therefore the burden of decision making to the consumer. These new products, through higher deductible and co-payments, try to create consumer awareness and control the use of medical services. The development and consistent self-improvement of effectively-designed benefit management programs has become more relevant to the insurance industry profitability model. These trends have caused the health insurance industry to adopt strategies that emphasize benefits management (such as a defined contribution product) and to move away from more restrictive medical management strategies (such as the pre-authorization of certain procedures).
During past years, and as a result of increases in claims costs, TSI implemented procedures to seek to assure that all its businesses are priced with adequate premium rates that reflect the actual claims trend of each particular business. In spite of this, TSI has exceeded projected retention rates. The retention rate, which is the percentage of existing business retained in the renewal process, was 97.5% in 2005, 95.7% in 2004, and 95.0% in 2003. In addition, TSI has maintained its overall market share during the last three years.
TSI continues to enhance its management program strategies that seek to control claims costs while striving to fulfill the needs of highly informed and demanding healthcare consumers. Among these strategies is the reinforcement of disease and case management programs. These programs empower consumers by providing them with education and engaging them in actively maintaining or improving their own health. Early identification of patients and inter-program referrals are the milestones of these programs, which provide for integrated and optimal service. Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as: a 24-hour telephone based triage and health information service; an employee assistance program; and the promotion of evidence-based protocols and patient safety programs among our providers. TSI has also implemented a hospital concurrent review program, the goal of which is to monitor the appropriateness of high admission rate diagnoses and high cost stays. To stem the rising tide in pharmacy benefit costs, TSI has implemented a three-tier formulary product, which has proved to be very effective, an exclusive provider organization and benefits design changes.
Health Insurance –Reform Segment
The Corporation participates in the medically indigent health insurance market through TSI. The Health Insurance — Reform segment comprises TSI’s participation in the Reform. The Reform segment premiums represented 36.6%, 37.1%, and 37.5% of the Corporation’s consolidated total premiums for the years 2005, 2004 and 2003, respectively.
In 1994, the government of the Commonwealth of Puerto Rico (the government) privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the government, by contracting with private health insurance companies instead of providing health services directly to such population. Mental health benefits are currently offered to Reform beneficiaries by behavioral healthcare and mental healthcare companies and are therefore not part of the benefits covered by the health insurance companies. The government divided the Island into geographical areas. By December 31, 2001, the Reform had been fully implemented in each of the geographical areas. Each geographical area is awarded to a health insurer doing business in Puerto Rico through a competitive process requesting proposals from the industry. As of December 31, 2005, the Reform provides healthcare coverage to over 1.5 million lives.
The government has adopted measures to control the increase of Reform expenditures, which represent approximately 15.0% of total government expenditures. Several measures have been undertaken by the government to control Reform costs. Some of these measures include closer and continuous scrutiny of participant’s (members) eligibility, decreasing the number of areas in order to take advantage of economies of scale and establishing disease management programs.
Effective July 1, 2003, the government began a pilot project whereby it contracts directly with a provider medical group, instead of through the health insurance companies. This project was not implemented in any of the areas served by TSI, but the government is not precluded from implementing a similar project in areas served by TSI in the future. In addition, the government has expressed its intention to evaluate different alternatives of providing health services to Reform beneficiaries.
TSI is the Reform insurance carrier for three of the eight geographical areas in Puerto Rico: North, Metro-North and Southwest. All Reform contracts contractually expired on June 30, 2005. However during February 2005, TSI was notified of the government’ interest in extending the contracts until December 31, 2005 or June 30, 2006. During April 2005, the government announced that each contract would be extended for a period of twelve (12) months, with an option to cancel on December 31, 2005, which was not exercised by the government. As a result of the negotiation of the contracts’ extension premium rates for the eleven-month contract period ending June 30, 2006 were increased by approximately 5.8%. The premium rates of each contract are negotiated annually. The contracts include a provision, however, that if the net income for any given contract year, as defined, resulting from the provision of services under the contract exceeds 2.5% of earned premiums, the insurance company is required to return 75.0% of the excess to the government. In case the contract renewal process is not completed by a contract’s expiration date, the contract may be extended by the government, upon acceptance by TSI, for any subsequent period of time if deemed to be in the best interests of the beneficiaries and the government. The terms of a contract, including premiums, can be renegotiated if the term of the contract is extended.
The contract for each geographical area is subject to termination in the event of non-compliance by the insurance company not corrected or cured to the satisfaction of the government entity overseeing the Reform, or in the event that the government determines that there is an insufficiency of funds to finance the Reform. For additional information please see “Item 1A. Risk Factors” in the section “Dependence on Large Contracts”.
As of December 31, 2005, three insurance companies were participating in the Reform. The three insurance companies and their related market shares as of June 30, 2005 were the following: TSI (40.4%), Medical Card System (33.5%) and Humana (26.1%). Since the full implementation of the Reform, any participating insurance company’s growth in this segment depends on winning a geographical area serviced by another insurance company or normal changes in membership. The health insurance companies that decide to participate in this business compete against each other during the contract adjudication process. Management believes that the Corporation’s Reform segment’s competitive strengths include TSI’s highly efficient administrative structure and quality of services.
To provide services to its Reform membership, TSI established a managed care program, similar to a Health Maintenance Organization (HMO), which integrates both the financing and delivery of services in order to manage the accessibility, cost and quality of care. The established managed care model includes disease and demand management as well as preventive healthcare services. Management believes that all of these programs and TSI’s effective administrative and pricing structure have made TSI one of the most attractive participants in the Reform.
TSI has established a network of Independent Practice Associations (IPAs) to provide service to its Reform beneficiaries in the Reform areas serviced by TSI. An IPA is a legal entity organized to provide health care services to members of a healthcare plan in return for a capitation fee. The risks covered by the Reform policy are divided among those assumed by the IPAs and those retained by TSI. The IPA receives an amount per capita, and it assumes the costs of primary care services provided and referred by its primary care physicians (PCPs), including procedures and in-patient services not related to risks assumed by TSI. As part of its services, TSI retains a portion of the capitation payments to the IPAs as a reserve to provide for incurred but not reported claims (IBNR) for services rendered by providers other than PCPs. TSI retains the risk associated with services provided to the beneficiaries with special healthcare needs, such as: neonatal, obstetrical, AIDS, cancer, cardiovascular, and dental services, among others. Mental healthcare and drug abuse services to Reform participants are not part of the coverage; these services are contracted by the government with other companies.
The government of Puerto Rico has a plan to move the enrollees of the Reform with Medicare parts A and B from the Healthcare Reform to a Medicare Advantage plan (known as “Medicare Platino”) under which the government will assume the premiums rather than the insured. The government-sponsored Medicare Advantage plan will offer all of the Medicare benefits plus other benefits, as determined by the government. TSI was selected by the government to participate in this plan. All of the Healthcare Reform participants that qualify can begin moving to the government-sponsored plan beginning in January 2006. This situation could have the effect of increasing or decreasing the segment’s membership; however the extent of any increase or decrease cannot be estimated at this time.
Premiums are determined taking into consideration future costs and utilization of services. Since premium levels for this significant block of business are determined on an annual basis, TSI is exposed to a significant underwriting risk.
TSI entered into a service agreement with TCI for the administration of the Reform segment operations in exchange for a service fee that will cover TCI’s operating expenses plus a profit.
Property and Casualty Insurance Segment
The Corporation participates in the property and casualty insurance market through STS. The property and casualty insurance segment premiums represented 6.2%, 6.6% and 6.2% of the Corporation’s consolidated total premiums for the years 2005, 2004 and 2003, respectively.
STS is a multiple line insurer that underwrites substantially all lines of property and casualty insurance. Its predominant lines of business are commercial multiple peril, auto physical damage, auto liability and dwelling insurance. The underwriting of the segment’s commercial lines targets small to medium size accounts with low to average exposures to catastrophe losses. The dwelling portfolio targets rate stability and a very low exposure to catastrophe losses. Business is exclusively subscribed in Puerto Rico through approximately twenty-two general agencies, including Signature Insurance Agency, Inc. (SIA), and independent insurance agents and brokers. SIA, which is STS’s wholly-owned subsidiary, placed approximately 52%, 53% and 46% of STS’s total premium volume during 2005, 2004 and 2003.
In 2005, STS’s was in the fifth position in the property and casualty market in Puerto Rico, as measured by net premiums, with a market share of approximately 8.0%. The segment’s nearest competitors and their market share of the property and casualty insurance market in Puerto Rico were: National Insurance Company (5.0%) and Integrand Assurance Company (5.0%). The market leaders in the property and casualty insurance industry in Puerto Rico are the Cooperativa de Seguros Múltiples Group and Universal Insurance Group, with market shares of 18.0% and 17.0% in 2005, respectively.
The property and casualty insurance market in Puerto Rico is extremely competitive. In addition, soft market conditions prevailed during 2005 in the region, including the United States, Puerto Rico and Latin America. In the local market, such conditions mostly affected the commercial risks, precluding rate increases and even provoking lower premiums on both renewals and new business. Due to the slow growth in the economy, there are no new sources that provide continued growth; thus, property and casualty insurance companies tend to compete for the same accounts through price and/or more favorable policy terms and better quality of services. STS competes by reasonably pricing its products and providing efficient services to producers, agents and clients. Management believes that the knowledgeable, experienced personnel employed by the segment is also an incentive for professional producers to conduct business with STS.
The auto insurance market has also been affected by government regulation, with the Compulsory Auto Insurance Law, which was passed in 1995. This law requires vehicle owners to maintain a minimum of $3,000 in public liability insurance.
The property and casualty insurance market has been affected by increased costs of reinsurance. The international reinsurance market, although affected by catastrophes each year, has experienced stability on reinsurance premium rates in recent years. The year 2005 was severe for catastrophe losses that impacted the entire international reinsurance market. It is expected that reinsurance costs will increase in the near future.
Due to its geographical location, property and casualty insurance operations in Puerto Rico are subject to natural catastrophic activity. Puerto Rico is exposed to two major natural perils (hurricanes and earthquakes), which lead local insurers to rely on the international reinsurance market in order to provide sufficient capacity. Accordingly, the Puerto Rico property and casualty insurance market is significantly affected by reinsurance cost and must seek to pass on these additional costs to its customers. Other issues that have plagued the industry over the years, such as asbestos and pollution, have not affected the segment’s portfolio since STS is a young organization and existing policies exclude such hazards. STS maintains a comprehensive reinsurance program as a means of protecting its surplus in the event of a catastrophe.

Natural disasters, which have affected Puerto Rico greatly over the past ten years, have prompted local government to create property and casualty insurance reserves through legislation in order to provide coverage for catastrophic events. In addition to its catastrophic reinsurance coverage, STS is required by local regulatory authorities to establish and maintain a trust fund (the Trust) to protect STS from its dual exposure to hurricanes and earthquakes. The Trust is intended to be used as STS’s first layer of catastrophe protection whenever qualifying catastrophe losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance. Contributions to the Trust are determined by a rate (1% in 2005 and 2004), imposed by the Commissioner of Insurance on the catastrophe premiums written in that year. As of December 31, 2005 and 2004, STS had $25.1 million and $23.4 million, respectively, invested in securities deposited in the Trust. The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance. For additional details see note 19 of the audited consolidated financial statements.
Considering the significance of reinsurance in protecting its capital base and ensuring ongoing operations, STS is aware of the need to exercise careful business judgment in the selection and approval of its reinsurers. Management believes that a comprehensive and sound reinsurance program has been established to provide the level of protection that STS desires. These reinsurance arrangements do not relieve STS from its direct obligations to its insureds. However, STS believes that the credit risk arising from recoverable balances of reinsurance, if any, is low. STS’ policy is to enter into reinsurance agreements only with reinsurers considered to be financially sound, which STS considers to be those reinsurers with an A.M. Best rating of A- or better or an equivalent rating from other rating agencies.
Management believes that STS’ commitment to sound underwriting practices, efficient claims reserve monitoring, extensive catastrophe reinsurance program, and underwriting expense controls, have enabled it to maintain one of the best combined ratios in the local industry. STS, as well as most of its property and casualty peers, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. A controlled business expansion in the commercial market and better underwriting performance of its auto business, evidenced by declining loss ratios, have also contributed to such favorable results. In addition, prudent reinsurance utilization through a sound strategy to control exposures by means of a strict underwriting criteria and protection of retained exposures have also enhanced underwriting results.
Life and Disability Insurance Segment
The Corporation participates in the life and disability insurance market through SVTS. The property life and disability insurance segment premiums represented 1.2%, 1.3% and 1.2% of the Corporation’s consolidated total premiums for the years 2005, 2004 and 2003, respectively.
SVTS offers a wide variety of life, disability and investment products. Among these are group life insurance, group long and short-term disability insurance, credit life insurance, and the administration of individual retirement accounts and flexible premium deferred annuities. The group life insurance and the long-term disability businesses represent 36% and 33% of the segment’s business during the year 2005, respectively. SVTS offers its insurance products to consumers in Puerto Rico through its own network of brokers and independent agents. Also, the segment markets its group life coverage through TSI’s network of exclusive agents. Approximately 22%, 24% and 27% of the segment’s premiums during the years 2005, 2004 and 2003, respectively, was subscribed through TSI’s agents.
SVTS insures approximately 1,600 groups which represent approximately 286,000 lives. This makes SVTS the second largest provider of group life insurance in Puerto Rico, with a market share of approximately 24.7% in 2004, as measured by premiums written. The segment’s nearest competitors in the group life insurance market in Puerto Rico and their related market share as of December 31, 2004 are Cooperativa de Seguros de Vida de Puerto Rico (35.2%) and AIG Life Insurance Company of Puerto Rico (12.6%).
On December 22, 2005, SVTS entered into a coinsurance funds withheld reinsurance agreement with GA Life. Under the terms of this agreement SVTS will assume 69% of all the business written as of and after the effective date of the agreement. On the effective date of the agreement, SVTS paid an initial ceding commission of $60.0 million for its participation in the business written by GA Life as of and after the effective date of the agreement. The initial ceding commission paid by SVTS is considered a policy acquisition cost and was deferred and will amortize over time accordingly.
As previously mentioned, effective January 31, 2006, TSM acquired 100% of the common stock of GA Life. During the year 2006, TSM expects to merge the operations of GA Life with those of SVTS; both companies will compose the Corporation’s life and disability insurance segment. GA Life is one of the premier companies in life insurance products for individual consumers in Puerto Rico. As a result of this acquisition, the Corporation expects to position this segment as one of the leading providers of life insurance policies in Puerto Rico, in the individual and group life insurance businesses, and solidifies the Corporation as the leading insurance group in Puerto Rico.
Financial Information About Segments
Total revenue (with intersegment premiums/service revenues shown separately), net income and total assets attributable to the reportable segments are set forth in note 3 to the audited consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.
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
Human Resources and Labor Matters
As of February 28, 2006, the Corporation had 1,499 full-time employees and 361 temporary employees. TSI has a collective bargaining agreement with the Unión General de Trabajadores, which represents 373 of TSI’s 801 regular employees. The collective bargaining agreement expires on July 31, 2006. The Corporation considers its relations with employees to be good.
Item 1A. Risk Factors
The Corporation must deal with several risk factors in its normal course of business. The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to the Corporation or that are currently deemed immaterial also may impair our business operations. If any of the following risks occur, the business, financial condition, operating results, and cash flows of the Corporation could be materially affected.

Reinsurance
The Corporation’s insurance segments seek to limit their exposure that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers. The availability, amount and cost of reinsurance depend on market conditions and may vary significantly. Any decrease in the amount of reinsurance will increase the segment’s exposure to risk of loss and could materially affect the operations of the insurance segments, particularly the Property and Casualty Insurance segment. In addition, the Corporation, through its insurance segments, is subject to credit risk with respect to reinsurers. Reinsurance contracts do not relieve any of the insurance segments from their obligations to policyholders. In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the insurance segments would be liable for such defaulted amounts. The insurance segments mitigate the credit risk related to reinsurers by reinsuring its business only with reinsurers considered financially sound.
Dependence on Large Contracts
The Health Insurance segments participate in government contracts that generate a significant amount of the Corporation’s consolidated premiums earned, net as follows:
Through TSI, the Corporation participates in the government’s Healthcare Reform to provide health coverage to medically indigent citizens in Puerto Rico. As of December 31, 2005 TSI has contracts to serve three of the eight geographical areas in which the medically indigent population was divided for purposes of the Healthcare Reform. The contract for each geographical area is subject to termination in the event of non-compliance by the insurance company not corrected or cured to the satisfaction of the government entity overseeing the Reform, or in the event that the government determines that there is an insufficiency of funds to finance the Reform. This last event will require prior written notice of at least ninety days. For the three year period ended December 31, 2005 total premiums generated from the Reform contracts represent 36.6%, 37.1% and 37.5%, respectively, of the Corporation’s consolidated total premiums. The loss of any or all of TSI’s three Reform contracts would have a material adverse effect on the Corporation’s operating results. This could include the downsizing of certain personnel, the cancellation of lease agreements of certain premises and of certain contracts, and severance payments, among others. Also, this would result in a significant decrease in TSI’s volume of premiums, claims and operating expenses.
TSI is a qualified contractor to provide health insurance coverage to federal government employees within Puerto Rico. Premiums generated under this contract represent 8.1%, 8.3% and 8.2% of the Corporation’s consolidated total premiums for the three year period ended December 31, 2005. The contract with the U.S. Office of Personnel Management (OPM) is subject to termination in the event of noncompliance not corrected to the satisfaction of the OPM. Since the operations of the Federal Employees’ Health Benefits Program (FEHBP) do not result in any excess or deficiency of revenue or expense, the loss of this contract does not have a significant effect in the operating results of the Corporation. However, the volume of premiums and claims and operating expenses of the segment would experience a significant decrease. In addition the segment would need to adjust its operations since the FEHBP would no longer participate in its fixed costs. Additional details on the operations and accounting of the FEHBP are included in note 9 to the audited consolidated financial statements.
TSI has a contract with the Centers for Medicare and Medicaid Services (CMS) to offer coordinated care plans to Medicare beneficiaries, as described in a plan benefit package bid submission proposal as approved by CMS. TSI began offering Medicare Advantage policies during 2005. Premiums generated from this business during the year 2005 amounted to $34.2 million, or 2.5% of the Corporation’s consolidated total premiums. As part of this contract TSI must comply with regulations established by CMS for the provision of benefits, enrollment requirements, beneficiary protection, provider protection, quality improvement program, compliance plan, program integrity, reporting requirements and marketing, among others. The contract provides for immediate termination by CMS in the event TSI is involved in false, fraudulent or abusive activities affecting the Medicare program. CMS and TSI may cancel the contract for other reasons specified in the contract; contract cancellation must be notified 90 days before the intended cancellation date. CMS and TSI have the right to appeal cancellations however; TSI cannot appeal cancellations due to its involvement in false, fraudulent or abusive activities. As of December 31, 2005, the loss of this contract would not have a material adverse effect in the Corporation’s operating results. However, TSI expects to increase its participation in the Medicare Advantage business; should this business grow as expected the loss of the contract could have a material adverse effect in the Corporation’s financial statements.
License Agreement with the Blue Cross Blue Shield Association
TSM and TSI are a party to license agreements with the Blue Cross Blue Shield Association that entitle us to the exclusive use of the Blue Shield name and mark in our geographic territories. The termination of these license agreements or changes in the terms and conditions of these license agreements could adversely affect our business, financial condition and results of operations.
We use the Blue Shield name and mark as an identifier for our products and services under licenses from the Blue Cross Blue Shield Association. Our license agreements with the Blue Cross Blue Shield Association contain certain requirements and restrictions regarding our operations and our use of the Blue Shield name and mark. Failure to comply with any of these requirements and restrictions could result in a termination of the license agreements.
The standards under the license agreements may be modified in certain instances by the Blue Cross Blue Shield Association. For example, from time to time there have been proposals considered by the Blue Cross Blue Shield Association to modify the terms of the license agreements to restrict various potential business activities of licensees. These proposals have included, among other things, a limitation on the ability of a licensee to make its provider networks available to insurance carriers or other entities not holding a Blue Cross or Blue Shield license. To the extent that such amendments to the license agreements are adopted in the future, they could have a material adverse effect on our future expansion plans or results of operations.
Upon the occurrence of an event causing termination of the license agreements, we would no longer have the right to use the Blue Cross and Blue Shield names and marks in one or more of our geographic territories. Furthermore, the Blue Cross Blue Shield Association would be free to issue a license to use the Blue Cross and Blue Shield names and marks in these states to another entity. Events that could cause the termination of a license agreement with the Blue Cross Blue Shield Association include failure to comply with minimum capital requirements imposed by the Blue Cross Blue Shield Association, a change of control or violation of the Blue Cross Blue Shield Association ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution. We believe that the Blue Cross and Blue Shield names and marks are valuable identifiers of our products and services in the marketplace. Accordingly, termination of the license agreements could have a material adverse effect on our business, financial condition and results of operations
Geographical Concentration
A substantial majority of the Corporation’s business activity is with insureds located throughout Puerto Rico, and as such, the Corporation is subject to the risks associated with the Puerto Rico economy. If economic conditions in Puerto

Rico deteriorate, we may experience a reduction in existing and new business, which could have a material adverse effect the Corporation’s business, financial position and results of operations.
Litigation
The Corporation is a defendant in various lawsuits, some of which involve claims for substantial and/or indeterminate amounts and the outcome of which is unpredictable. The Corporation intends to defend these suits vigorously. A description of the legal proceeding in which the Corporation in which the Corporation is involved is included in “Item 3. Legal Proceedings” of this Annual Report on Form 10-K. Because of the nature of the business, the Corporation may be subject to a variety of legal actions relating to its business operations, including the design, management and offering of products and services, among others.
Competition
The insurance industry in Puerto Rico is very competitive. If the insurance subsidiaries are unable to compete effectively while appropriately pricing the business subscribed, the Corporation’s business and financial condition could be materially affected. Competition in the insurance industry is based on many factors, including premiums charges, services provided, speed of claim payments and reputation.
Regulations
The Corporation is subject to general business regulations and laws (at the local and Federal level) and the insurance subsidiaries are also subject to the regulations of the Commissioner of Insurance of Puerto Rico. General business regulations and laws may cover taxation, privacy, data protection, pricing, among others. The regulations imposed by the Commissioner of Insurance, among other things, influence how the insurance subsidiaries conduct business and place limitations on investments and dividends.
The regulatory powers of the Commissioner of Insurance of Puerto Rico are designed to protect policyholders, not stockholders. While we cannot predict the terms of future regulation, the enactment of new legislation could affect the cost or demand of insurance policies and may limit the segments’ ability to obtain rate increases in those cases where rates are regulated or expose the Corporation to expanded liability. In addition, the Corporation may incur in additional operating expenses in order to comply with new legislation and may be required to revise the way in which it conducts business.
The Corporation cannot assure that future regulatory action by the Commissioner of Insurance or other governmental agencies will not have a material adverse effect on the profitability or marketability of its business, financial condition and results of operations.
Dependence on Information Systems
The Corporation’s business depends significantly on effective information systems, and we have many different information systems for our various businesses. Information systems require an ongoing commitment of significant resources to maintain and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, and changing customer preferences. In addition, the Corporation may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to perform adequately. As a result of the acquisition of GA Life, the Corporation has acquired an additional system. The Corporation’s failure to maintain effective and efficient information systems, or the failure to efficiently and effectively consolidate information systems to eliminate redundant or obsolete applications, could have a material adverse effect on its business, financial condition and results of operations.
Business Acquisitions
In 2006 the Corporation acquired 100% of the common stock of GA Life and plans to merge the operations of SVTS with those of the acquired company. In addition, the Corporation may acquire additional companies if consistent with its strategic plan for growth. Acquisitions may create risks such as the following:
•	Disruption of on-going business operations, distraction of management, diversion of resources and difficulty in maintaining current business standards, controls and procedures.
•	Difficulty in integrating information technology of acquired entity and unanticipated expenses related to such integration.

•	Difficulty in the integration of the new company’s accounting, financial reporting, management, information, human resources and other administrative systems and the lack of control if such integration is delayed or not implemented.

•	Difficulty in the implementation of controls, procedures and policies appropriate for filers with the Securities and Exchange Commission at companies that prior to acquisition lacked such controls, policies and procedures.

•	Potential unknown liabilities associated with the acquired company or under-estimating know liabilities.

•	Failure of acquired business to achieve anticipated revenues, earnings or cash flow.

•	Incurrence of additional debt related to future acquisitions.

•	Competition with other entities, some of which may have greater financial and other resources, to acquire attractive companies.
Item 1B. Unresolved Staff Comments
There are no unresolved Commission staff comments that remain unresolved at the time of filing.
Item 2. Properties
TSM owns a seven story (including the basement floor) building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico where the main offices of TSM, TSI and ISI are located, and two adjacent buildings that house TCI and certain offices of TSI, as well as the adjoining parking lot. In addition, TSM is the owner of five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico. These floors house the Internal Auditing Office of TSM, the main offices of SVTS and STS and some divisions of TSI. The Corporation is currently renovating the facilities in one of the two buildings adjacent to its main offices to house the operations of ISI, including its mainframe facilities, and some divisions of TSI. ISI’s mainframe facilities are currently located in a leased property that will be vacated once the renovation project is completed.
In addition to the properties described above, TSM or its subsidiaries are parties to operating leases that are entered into in the ordinary course of business.
TSM believes that the facilities of the Corporation are in good condition and that the facilities, together with capital improvements and additions currently underway, are adequate to meet its operating needs for the foreseeable future. The need for expansion, upgrading and refurbishment of facilities is continually evaluated in order to keep facilities aligned with planned business growth and corporate strategy.
Item 3. Legal Proceedings.
(a)	As of December 31, 2005, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock due to the fact that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation in violation of the Puerto Rico Insurance Code. The plaintiffs alleged that they were illegally excluded from participation in the sale of shares by TSI due to the illegally selective nature of the sale of shares and that, consequently, the sale of shares should be eliminated.

In December 1996, the Commissioner of Insurance issued an order to annul the sale of the 1,582 shares that TSI had repurchased from the estate of deceased stockholders. TSI contested such order through an administrative and judicial review process. Consequently, the sale of 1,582 shares was cancelled and the purchase price was returned to each former stockholder. In the year 2000, the Commissioner of Insurance issued a pronouncement providing further clarification of the content and effect of the order. This order also required that all corporate decisions undertaken by TSI through the vote of its stockholders of record, be ratified in a stockholders’ meeting or in a subsequent referendum. In November 2000, TSM, as the sole stockholder of TSI, ratified all such decisions. Furthermore, on November 19, 2000, TSM held a special stockholders’ meeting, where a ratification of these decisions was undertaken except for the resolution related to the approval of the reorganization of TSI and its subsidiaries. This resolution did not reach the two thirds majority required by the order because the number of shares that were present and represented at the meeting was below such amount (total shares present and represented in the stockholders’ meeting was 64%). As stipulated in the order, TSM began the process to conduct a referendum among its stockholders in order to ratify such resolution. The process was later suspended because upon further review of the scope of the order, the Commissioner of Insurance issued an opinion in a letter dated January 8, 2002 which indicated that the ratification of the corporate reorganization was not required.

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

On June 26, 2003, the plaintiffs presented a writ of certiorari before the Supreme Court of Puerto Rico. TSI and TSM filed a motion opposing the issuance of the writ. The writ was issued by the Supreme Court on August 22, 2003 when it ordered the Puerto Rico Circuit Court of Appeals to transmit the record of the case. On December 1, 2003, the plaintiffs filed a motion submitting their case on the basis of their original petition. TSI and TSM filed its brief on December 30, 2003, while the Commissioner of Insurance, in turn, filed a separate brief on December 31, 2003. On June 24, 2004 the Supreme Court of Puerto Rico ordered the plaintiffs to file a brief in support of their allegations. The case is still pending before the Supreme Court of Puerto Rico. It is the opinion of the management and its legal counsels that the corporate reorganization as approved is in full force and effect.

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their ownership rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. On March 4, 2005 the Court issued an Opinion and Order. In this Opinion and Order, of the twelve counts included in the complaint, eight counts were dismissed for failing to assert an actionable injury; six of them for lack of standing and two for failing to plead with sufficient particularity in compliance with the Rules. All shareholder allegations, including those described above, were dismissed in the Opinion and Order. The remaining four counts were found standing, in a limited way, in the Opinion and Order. Finally, the Court ordered that by March 24, 2005 one of the counts left standing be replead to conform to the Rules and that by March 28, 2005 a proposed schedule for discovery and other submissions be filed. The count was amended and accepted by the Court and the discovery schedule was submitted. The parties have finished class certification discovery. The parties fully briefed the issue of class certification and are awaiting the Court’s decision. In addition, the defendants are evaluating the dismissal of the surviving claims. This case is still pending before the United States District Court for the District of Puerto Rico.

(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counterclaim and filed several motions to dismiss this claim. On February 18, 2005 the plaintiffs informed their intention to amend the complaint and the Court granted them 45 days to do so and 90 days to the defendants to file the corresponding motion to dismiss. On May 9, 2005 the plaintiffs amended the complaint and the defendants are preparing the corresponding motions to dismiss this amended complaint. The plaintiffs amended the complaint to allege causes of action similar to those dismissed by the United States District Court for the District of Puerto Rico in the Sánchez case. Defendants moved to dismiss the amended complaint. Plaintiffs have notified their opposition to some of the defendants’ motion to dismiss, and the defendants filed the corresponding replies. On January 25, 2006, the court held a hearing to argue the dispositive motions.

(e)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all others similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and multiple other insurance companies including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.

The individual plaintiffs bring this action on behalf of themselves and a class of similarly situated physicians seeking redress for alleged illegal acts of the defendants, which they allege have resulted in a loss of their property and a detriment to their business, and for declaratory and injunctive relief to end those practices and prevent further losses. Plaintiffs alleged that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to doctors so that they are not paid in a timely manner for the covered, medically necessary services they render.

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

TSI, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.

The Court issued a 90-day stay to allow the parties to discuss their differences and come to amicable agreement. The stay expired on March 7, 2006. Upon the expiration of the stay, both plaintiffs and defendants agreed to request the Court to extend the stay until April 21, 2006.

(f)	On December 8, 2003 a putative class action was filed by Jeffrey Solomon, MD and Orlando Armstrong, MD, on behalf of themselves and all other similarly situated and the American Podiatric Medical Association, Florida Chiropractic Association, California Podiatric Medical Association, Florida Podiatric Medical Association, Texas Podiatric Medical Association, and Independent Chiropractic Physicians, against the BCBSA and multiple other insurance companies, including TSI and all members of the BCBSA. The case is still pending before the United States District Court for the Southern District of Florida, Miami District.

The lawsuit challenges many of the same practices as the litigation described in the immediately preceding item.

Management believes that TSI was made a party to this litigation for the sole reason that TSI is associated with the BCBSA.

On June 25, 2004, plaintiffs amended the complaint but the allegations against TSI did not vary. TSI along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.

The Court issued a 90-day stay to allow the parties to discuss their differences and come to an amicable agreement. The stay expired on March 7, 2006. Although the parties are still in the process of discussing their differences, they have not moved the Court to extend the stay. The defendants suggested that plaintiffs join in a request to extend the stay, but the plaintiffs have not reacted to the defendants’ invitation.
Item 4. Submissions of Matters to a Vote of Security Holders.
Not applicable.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for TSM’s common stock. Sporadic transfers of TSM’s common stock have been limited to redemptions to TSM at the greater of the shares’ $40.00 par value or at the amount originally paid for the stock, since the common stock of TSM is not transferable to the general public. In determining the market value of common stock disclosed in the facing page of this Annual Report on Form 10-K, the Corporation used the shares’ $40.00 par value, which is the per share amount at which the last sales of common stock have been made.
TSM’s Articles of Incorporation and By-Laws establish that only physicians, dentists and certain specified healthcare organizations shall be shareholders of the Corporation. In addition, the Articles of Incorporation and By-Laws establish that no person may own more than 21 shares, or five percent (5%) or more, of the Corporation’s Voting Shares issued and outstanding.
Holders
The only outstanding voting securities of TSM are shares of its common stock, par value $40.00 per share. As of March 15, 2006, there were 8,904 shares of Common Stock outstanding. The number of holders of TSM’s common stock as of March 15, 2006 was 1,766.
Dividends
The Company did not declare any dividends during the years 2005 and 2004.
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
Not applicable.

Item 6. Selected Financial Data.

(Dollar amounts in thousands, except per share data)	2005	2004	2003	2002	2001

Statement of Earnings Data
Years ended December 31,

Premiums earned, net	$1,380,204	1,298,959	1,264,395	1,236,647	1,155,399
Amounts attributable to self-funded arrangements	210,905	179,166	160,127	150,684	134,374
Less amounts attributable to claims under self-funded arrangements	(196,460)	(169,924)	(151,806)	(141,138)	(126,295)

Premiums earned, net and fee revenue	1,394,649	1,308,201	1,272,716	1,246,193	1,163,478
Net investment income	29,029	26,499	24,679	24,778	25,405
Net realized investments gains	7,161	10,968	8,365	185	4,655
Net unrealized investment gain (loss) on trading securities	(4,709)	3,042	14,893	(8,322)	(3,625)
Other income, net	3,732	3,360	4,703	2,075	483

Total revenue	$1,429,862	1,352,070	1,325,356	1,264,909	1,190,396

Net income	$28,433	45,803	26,229	48,249	21,715

Basic net income per share (1):	$3,193	5,135	2,857	1,085	1,052

Balance Sheet Data
December 31,

Total assets	$1,137,462	919,657	834,623	721,892	656,058

Long-term borrowings	$150,590	95,730	48,375	50,015	55,650

Total stockholders’ equity	$308,703	301,433	254,255	231,664	186,028

(1)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 22 of the audited consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This financial discussion contains an analysis of the consolidated financial position and financial performance as of December 31, 2005 and 2004, and consolidated results of operations for 2005, 2004 and 2003. This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.
General
The Corporation (on a consolidated basis and for each reportable segment), similar to most insurance entities, uses the loss ratio, the expense ratio and the combined ratio as measures of performance. The loss ratio is the claims incurred divided by the premiums earned, net and fee revenue multiplied by 100. The expense ratio is the operating expenses divided by the premiums earned, net and fee revenue multiplied by 100. The combined ratio is the sum of the loss ratio and the expense ratio. These ratios are relative measurements that describe for every $100 of premiums earned, net and fee revenue, the costs of claims and operating expenses, respectively. The combined ratio represents the total cost per $100 of premium production. A combined ratio below 100 demonstrates underwriting profit; a combined ratio above 100 demonstrates underwriting loss.

Consolidated Operating Results
The analysis in this section is included to provide an overall view of certain information, the consolidated statements of operations, and key financial information. Further details of the results of operations of each reportable segment are included in the respective segment’s section.

(Dollar amounts in thousands)	2005	2004	2003

Years ended December 31,

Consolidated premiums earned, net and fee revenue:
Health insurance — Commercial Program	$779,913	720,789	699,365
Health insurance — Reform Program	510,839	484,742	477,614
Property and casualty	86,767	86,228	78,334
Life and disability	17,130	16,442	17,403

Consolidated premiums earned, net and fee revenue	$1,394,649	1,308,201	1,272,716

Consolidated claims incurred	$1,208,367	1,115,793	1,065,350
Consolidated operating expenses	181,703	171,879	165,149

Consolidated underwriting costs	$1,390,070	1,287,672	1,230,499

Consolidated loss ratio	86.6%	85.3%	83.7%
Consolidated expense ratio	13.0%	13.1%	13.0%

Consolidated combined ratio	99.6%	98.4%	96.7%

Consolidated net investment income	$29,029	26,499	24,679
Consolidated net realized gain on sale of securities	7,161	10,968	8,365
Consolidated net unrealized gain (loss) on trading securities	(4,709)	3,042	14,893

Consolidated net investment income	$31,481	40,509	47,937

Consolidated income tax expense	$3,764	14,014	65,397

Net income (loss) per segment:
Health insurance — Commercial Program	$15,384	23,757	49,071
Health insurance — Reform Program	(43)	9,250	14,034
Property and casualty	9,863	11,085	9,677
Life and disability	2,098	996	3,716
Other operating segments and TSM	1,131	715	(50,269)

Consolidated net income	$28,433	45,803	26,229

Year ended December 31, 2005 compared with the year ended December 31, 2004
Consolidated premiums earned, net and fee revenue during the year 2005 increased by $86.4 million, or 6.6%, when compared to the premiums earned, net and fee revenue during 2004. This increase is mostly due to the fluctuation in premiums earned, net of both Health Insurance segments.
•	The premiums earned, net and fee revenue corresponding to the Health Insurance – Commercial Program presented an increase of $59.1 million, or 8.2%, during this period. The increase in premiums earned, net of this segment is due to a 1.2% increase in average enrollment together with a 6.0% increase in average premium rates in 2005.

•	The premiums earned, net of the Health Insurance – Reform segment presented an increase of $26.1 million, or 5.4%, in 2005, as compared to the premiums earned, net in 2004. This increase is the result of a 4.5% increase in average premium rates together with a 0.9% increase in the average membership of the segment.
Consolidated claims incurred during the year 2005 reflected an increase of $92.6 million, or 8.3%, when compared to the consolidated claims incurred for the year 2004. The loss ratio reflects an increase of 1.3 percentage points during the same period. This increase is mostly driven by the fluctuations in the claims incurred and the loss ratio of the Health Insurance – Commercial Program and Reform segments, which are attributable primarily to the following:

•	During 2005, the claims incurred of the Health Insurance – Commercial segment increase of $57.1 million, or 9.2%, is primarily attributed to an increase in utilization and costs of services as well as to an increase in average enrollment.
•	The claims incurred of the Health Insurance –Reform segment increased $40.2 million, or 9.2%, when comparing the amounts incurred in the years 2005 and 2004. The increase in the claims incurred of this segment results mostly from higher utilization trends and costs, particularly in the risks assumed by the segment, such as cardiovascular services, dialysis and obstetrics and HIV, among others. In addition, this segment also experienced an increase in claims incurred that is attributed to the increase in its average enrollment.
The amount of claims incurred in the Property and Casualty Insurance segment decreased $2.4 million, or 5.2%, during the year 2005. This decrease is primarily due to incurred losses from Tropical Storm Jeanne in September 2004, which resulted in net losses of $2.1 million.
Consolidated operating expenses increased $9.8 million, or 5.7%, during the year 2005. The increase in the operating expenses is basically attributed to the increased volume of business of its reportable segments. The consolidated expense ratio decreased 0.1 percentage points during the year 2005, from 13.1% in 2004 to 13.0% in 2005.
The consolidated realized gain on sale of securities is the result of the management of the investment portfolio in accordance with corporate investment policies and from normal portfolio turnover of the trading and available-for-sale securities. The decrease of $3.8 million in the realized gain during 2005 when compared to the year 2004 is mostly due to the sale of common stock of Popular, Inc. during 2004, which generated a realized gain of approximately $6.2 million. In addition, in the year 2005 the Corporation realized gains of $1.7 million in the sale of its corporate bonds trading portfolio.
The unrealized (loss) gain on trading securities is related to investments held by segments in corporate bonds and equity securities. The unrealized loss experienced during the year 2005 is mostly attributed to losses in the portfolios held by segments in equity securities that seek to replicate the Standard & Poor’s 500 Index, the Russell 1000 Growth Index and the Russell 1000 Value Index. These Indexes experienced positive returns in 2005, however; the Corporation has recognized unrealized losses since during the second quarter of the year 2005 certain investments with unrealized gains within the equity securities portfolio were sold. This caused the realization of such gains, thus reducing the unrealized gains of the portfolios.
The consolidated income tax expense during the year 2005 decreased by $10.2 million when compared to the year 2004. This decrease is mostly due to a decrease in the taxable income when comparing the years 2005 and 2004. This was offset in part by an increase in the Property and Casualty Insurance segment’s deferred tax expense of approximately $1.6 million in 2005. This increase was the result of an update by the segment of the tax rate at which certain deferred taxes were accounted for in order to reflect the tax rate at which deferred taxes are expected to reverse.
Year ended December 31, 2004 compared with the year ended December 31, 2003
Consolidated premiums earned, net and fee revenue increased by $35.5 million, or 2.8%, during the year 2004 when compared to the premiums earned, net and fee revenue during 2003. This increase is mostly due to the fluctuation in premiums earned, net of both Health Insurance segments and the property and casualty insurance segment.
•	The premiums earned, net and fee revenue corresponding to the Health Insurance – Commercial Program increased $21.4 million, or 3.1%, during this period. The increase in premiums earned, net of this segment is due to increases in premium rates and an increase in the average enrollment of Self-funded Employers accounts.

•	The premiums earned of the property and casualty insurance segment increased by $7.9 million, or 10.1%, during the year 2004. This increase is mostly the result of the segment’s increased volume of business, particularly in the Dwelling and Auto Physical Damage lines of business.

•	The premiums earned, net of the Health Insurance – Reform segment increased $7.1 million, or 1.5%, in 2004, as compared to the premiums earned, net in 2003. The increase in the premiums earned, net of this segment is due to increases in premium rates during the contract renegotiation process, net of a decrease in membership.
The consolidated claims incurred during the year 2004 were $50.4 million, or 4.7%, higher than the consolidated claims incurred for the year 2003. The loss ratio reflects an increase of 1.6 percentage points during the same period. This increase is mostly driven by the fluctuations in the claims incurred and the loss ratio of the Health Insurance – Commercial Program and Reform segments. During 2004, the Health Insurance – Commercial and Reform segments experienced higher costs per service and utilization trends when compared to the prior period. The increase was mainly noted in the cost and utilization of prescription drugs, X-rays, and emergency room services as well as to an increase in the cost of surgical procedures and laboratory services.
In addition, claims incurred in the Property and Casualty Insurance segment also increased during 2004. The increase in the claims incurred of this segment is mostly due to an increase in its volume of business and to approximately $2.0 million of net losses from claims incurred related to the passage of Tropical Storm Jeanne through Puerto Rico.
Consolidated operating expenses increased $6.7 million, or 4.1%, during 2004 when compared to 2003, which is primarily attributable to the increased volume of business of its reportable segments. The consolidated expense ratio increased 0.1 percentage points during the year 2004, from 13.0% in 2003 to 13.1% in 2004.
The consolidated realized gain on sale of securities is the result of the management of the investment portfolio in accordance with corporate investment policies and from normal portfolio turnover of the trading and available-for-sale securities. The consolidated realized gain during 2004 is mostly due to the sale of common stock of Popular, Inc., which generated a realized gain of approximately $6.2 million and also to normal portfolio turnover of the trading and available for sale securities.
The unrealized gain on trading securities is related to investments held by segments in corporate bonds and equity securities. The unrealized gain experienced during the year 2004 is mostly attributed to gains in the portfolios held by segments in equity securities that replicate the Standard & Poor’s 500 Index, the Russell 1000 Growth Index and the Russell 1000 Value Index. All Indexes experienced positive returns in 2004.
The consolidated income tax expense during the year 2004 decreased $51.4 million when compared to 2003 primarily as a result of the termination of TSI’s tax ruling in July 2003. As a result, TSM recognized an income tax expense in 2003 amounting to $51.8 million.
Health Insurance – Commercial Program Operating Results

(Dollar amounts in thousands)	2005	2004	2003

Years ended December 31,

Average enrollment:
Corporate accounts	305,362	302,634	305,100
Self-funded employers	152,194	141,009	128,803
Individual accounts	86,628	84,807	84,407
Federal employees	49,244	51,917	53,993
Local government employees	34,910	40,257	43,177

Total average enrollment	628,338	620,624	615,480

Premiums earned, net	$768,672	714,442	693,645
Amount attributable to self-funded arrangements	211,975	180,216	161,014
Less amounts attributable to claims under self-funded arrangements	(196,460)	(169,924)	(151,806)

Premiums earned, net and fee revenue	$784,187	724,734	702,853

Claims incurred	$677,870	620,751	584,448
Operating expenses	103,562	94,930	92,264

Total underwriting costs	$781,432	715,681	676,712

Underwriting income	$2,755	9,053	26,141

Loss ratio	86.4%	85.7%	83.2%
Expense ratio	13.2%	13.1%	13.1%

Combined ratio	99.6%	98.8%	96.3%

General
The Health Insurance — Commercial Program segment’s total revenues are primarily generated from premiums earned for risk-based healthcare services provided to its members, revenues generated from self-funded arrangements and investment income. Claims incurred include healthcare services and other benefit expenses consisting primarily of payments to physicians, hospitals and other service providers. A portion of the claims incurred for each period consists of an actuarial estimate of claims incurred but not reported to the segment during the period. Operating expenses are comprised of general, selling, commissions, depreciation, payroll and other related expenses. The segment’s results of operations depend largely on its ability to accurately predict and effectively manage healthcare costs.
Year ended December 31, 2005 compared with the year ended December 31, 2004
During 2005, the Health Insurance – Commercial Program segment reported an increase of $59.5 million, or 8.2%, in the amount of premiums earned, net and fee revenue. This increase in the amount of premiums earned, net and fee revenue is the result of the following:
•	Premiums for the segment’s Medicare Advantage program, which was launched in the year 2005, amounted to $34.2 million. No Medicare Advantage premiums were reflected in the 2004 period.

•	In 2005, the segment’s average enrollment increased 7,714 members, or 1.2%, when compared to the year 2004. The increase in the average enrollment is mostly reflected in the self-funded employers and corporate accounts businesses, which membership increased by 11,185, or 7.9%, and 2,728, or 0.9%, during this period, respectively. This increase in average enrollment is mostly attributed to new groups acquired throughout 2005. The average enrollment of the local government employees and Federal employees businesses, on the other hand, decreased by 5,347, or 13.3%, and 2,673, or 5.1%, during this year, respectively.

•	On average, this segment increased premium rates by approximately 6% during the year 2005.
Approximately 84% of the increase in total premiums is due to increases in premium rates. The remaining 16% is attributable to an increase in the segment’s volume of business.
The claims incurred for the year 2005 were $57.1 million, or 9.2%, higher than 2004. The segment’s loss ratio reflects an increase of 0.7 percentage points during the same period. The increase in the loss ratio is attributed to an increase in claims experience trends from 5.7% in 2004 to 6.7% in 2005, mostly due to higher utilization levels and higher costs per service. The segment experienced an increase in utilization and costs of service for office visits, prescription drugs, laboratory services and specialized procedures, such as MRIs and CT scans, which contributed to the increased loss ratio for the period.
The segment continues to enhance cost containment initiatives that control claims trends and maintains them at levels consistent with pricing and margin objectives.
Operating expenses increased by $8.6 million, or 9.1%, during 2005 when compared to the 2004 period. This increase is principally attributed to expenses amounting to $9.4 million related to the launching of the new Medicare Advantage program and approximately $1.0 million of commission expense related to the new business generated during the year. On the other hand, the segment experienced a reduction of approximately $3.0 million in the amount expensed related to several operating projects. The expense ratio experienced an increase of 0.1 percentage points during the year 2005.
Year ended December 31, 2004 compared with the year ended December 31, 2003
The Health Insurance – Commercial Program segment reported an increase of 3.1% in the amount of premiums earned, net and fee revenue during the year 2004. This increase is due to the following:
•	The segment constantly monitors claims trends, particularly in the rated corporate accounts and Individual lines of business. This practice assures adequate premium rates that reflect the actual claims trend of each particular business. On average, this segment increased premium rates by 4.5% during the year 2004.

•	The increase in total average enrollment of 5,144 members, or 0.8%, during the year 2004 when compared to 2003 is mainly the result of flat employment levels in Puerto Rico during the last three years. The most significant increase in enrollment is in the Self-funded Employers, which presents an increase of 12,206 members, or 9.5%, since during this period certain large corporate accounts groups shifted from the rated business to self-funded arrangements, assuming the risk associated with insuring their employees. The increase experienced in this business is mitigated by the decrease experienced in 2004 in the Local government employees and Federal employees businesses, which present a decrease of 2,920 members, or 6.8%, and 2,076, or 3.8%, respectively.
Approximately 73% of the increase in total premiums is due to increases in premium rates. The remaining 27% is attributable to an increase in the segment’s volume of business.

The claims incurred for the year 2004 were $36.3 million, or 6.2%, higher than 2003, mostly as a consequence of an increase in claims experience trends. The claims experience trends increased 5.7% and 3.9% during 2004 and 2003, respectively, mostly due to higher costs per service and higher utilization levels. The segment’s loss ratio reflects an increase of 2.5 percentage points during the same period. The increase in the loss ratio is the result of increases in the cost and utilization of prescription drugs, emergency room services, X-ray services and major medical services experienced by the segment in the 2004 period. Total claims paid during 2004 for both medical services and prescription drug coverage increased by 8.6% and 8.2%, respectively, when compared to 2003. Claims paid during 2004 on major medical services present an increase $11.3 million, or 55.0%, when compared to 2003.
Operating expenses increased by $2.7 million, or 2.9%, during 2004, sustaining an expense ratio of 13.1% in 2004. The increase in operating expenses is mostly due to the effect of the following:
•	The business growth experienced in 2004 resulted in an increase of $2.3 million in payroll expenses and commissions due to agents and brokers.

•	The increase in technology related expenses of $1.5 million is directly related to the segment’s commitment to continuously enhance services to its members and service providers.

•	During 2004, the segment experienced an increase in legal expenses of $1.3 million and an increase in professional services and consulting fees of $1.5 million mostly as a result of assistance related to legal, governmental and regulatory matters related to its business.

•	All of these increases in 2004 were offset by a reduction in pension expense due to non-recurring pension settlements of $4.6 million in 2003, resulting from the number of retirees selecting lump-sum benefits instead of annuities.
Health Insurance — Reform Program Operating Results

(Dollar amounts in thousands)	2005	2004	2003

Years ended December 31,

Average enrollment:
North Area	235,738	232,956	236,766
Metro-North Area	220,517	217,441	224,903
Southwest Area	163,807	164,357	168,109

Total average enrollment	620,062	614,754	629,778

Premiums earned, net	$510,839	484,742	477,614

Claims incurred	$478,008	437,834	428,045
Operating expenses	36,432	35,777	34,637

Total underwriting costs	$514,440	473,611	462,682

Underwriting (loss) income	$(3,601)	11,131	14,932

Loss ratio	93.6%	90.3%	89.6%
Expense ratio	7.1%	7.4%	7.3%

Combined ratio	100.7%	97.7%	96.9%

General
The Health Insurance — Reform segment’s total revenues are primarily generated from premiums earned according to the provisions of the Government’s Reform contracts and investment income. Claims incurred include health services and other benefit expenses consisting primarily of payments to physicians, hospitals and other service providers. A portion of the claims incurred for each period consists of an actuarial estimate of claims incurred but not reported during the period. Operating expenses consist of a disease management program and general, depreciation, payroll and other related expenses. The segment’s results of operations depend largely on its ability to accurately predict and effectively manage healthcare costs.
Year ended December 31, 2005 compared with the year ended December 31, 2004
Premiums earned, net of the Reform segment increased $26.1 million, or 5.4%, during the year 2005. This increase is the result of the net effect of the following:

•	Premium rates for this segment were increased, effective August 1st, 2005, by approximately 5.8% during the Healthcare Reform contract renegotiation process for the eleven-month period ending June 30, 2006. In addition, premium rates were increased by approximately 4.4% for the thirteen-month period ended July 31, 2005. On average the increase in premium rates during 2005 was 4.5%.
•	The average enrollment for this segment increased by 5,308 members, or 0.9%, when comparing the 2005 and 2004 periods.
Approximately 84% of the increase in total premiums is due to increases in premium rates. The remaining 16% is attributable to an increase in the segment’s volume of business.
Claims incurred during the 2005 period increased by $40.2 million, or 9.2%, when compared to the 2004 period. The segment’s loss ratio also experienced an increase (3.3 percentage points) when comparing the year 2005 with 2004. This increase results mostly from higher utilization trends and costs as well as to the segment’s increased average enrollment during 2005. In the 2005 period the segment experienced higher utilization trends and costs, particularly in the risks assumed by the segment, such as cardiovascular services, dialysis and obstetrics and HIV, among others. In addition, the ultimate liability for the year 2004 exceeded the amount originally provided by the segment by approximately $7.0 million.
Operating expenses for the year 2005 were $655 thousand, or 1.8%, higher than the operating expenses for the year 2004. This increase is due to the normal inflationary effect of higher operational costs. The expense ratio decreased by 0.3 percentage points during the year 2005.
Year ended December 31, 2004 compared with the year ended December 31, 2003
The premiums earned, net of the Reform segment increased $7.1 million, or 1.5%, during the year 2004. This increase is the result of the following:
•	During the Reform contract renegotiation process, premium rates were increased by approximately 4.4% and 4.2% for the twelve-month periods ended June 30, 2005 and June 30, 2004, respectively. On average the increase in premium rates during 2004 was 4.4%.
•	The average enrollment for this segment decreased by 15,024 members, or 2.4%, during the year 2004. This decrease is attributed to the continuous review and screening performed by the Government of Puerto Rico over the lists of persons eligible to participate in the Reform.
The increase experienced in premiums earned, net is attributable primarily to increases in premium rates.
The increase of $9.8 million, or 2.3%, in claims incurred during the year 2004 is attributed to the higher utilization and costs experienced by the segment. The segment experienced an increase in utilization in some of the risks it assumes, particularly catastrophe risks such as cardiovascular services, dialysis and obstetrics, among others. Also, during 2004, the capitation payments to IPAs increased when compared to the prior year. The segment’s loss ratio also experienced an increase (0.7 percentage points) when comparing the year 2004 with 2003.
Operating expenses for the year 2004 were $1.1 million, or 3.3%, higher than the operating expenses for the year 2003. The expense ratio also increased, from 7.3% during 2003 to 7.4% during 2004. This fluctuation is due to the normal inflationary effect of operational costs.

Property and Casualty Insurance Operating Results

(Dollar amounts in thousands)	2005	2004	2003

Years ended December 31,

Premiums written:
Commercial multi-peril	$65,649	56,506	54,986
Dwelling	26,094	28,323	22,624
Auto physical damage	20,690	18,922	15,821
Commercial auto liability	14,520	14,082	12,753
Other liability	8,541	8,485	6,522
Medical malpractice	6,504	6,499	5,986
All other	9,129	9,057	9,435

Total premiums written	151,127	141,874	128,127

Premiums ceded	(59,244)	(52,215)	(43,771)
Change in unearned premiums	(5,116)	(3,431)	(6,022)

Net premiums earned	$86,767	86,228	78,334

Claims incurred	$43,587	45,977	43,390
Operating expenses	39,642	40,182	37,354

Total underwriting costs	$83,229	86,159	80,744

Underwriting income (loss)	$3,538	69	(2,410)

Loss ratio	50.2%	53.3%	55.4%
Expense ratio	45.7%	46.6%	47.7%

Combined ratio	95.9%	99.9%	103.1%

General
The property and casualty insurance segment’s total revenues are primarily generated from net premiums earned and investment income. Claims incurred are composed of losses and loss-adjustment expenses. A portion of the claims incurred for each period consists of an estimate of unreported losses to the segment during the period. Operating expenses consist of general, commissions, depreciation, payroll and other related expenses.
Year ended December 31, 2005 compared with the year ended December 31, 2004
Total premiums written for the 2005 period increased by $9.3 million, or 6.5%, when compared to the total premiums written for the year 2004. This increase is mostly reflected in the premiums written for the commercial multi-peril package and auto physical damage lines of business, which experienced an increase in premiums of $9.1 million, or 16.2%, and $1.8 million, or 9.3%, during this period, respectively. Other lines of business reported modest increases in production, except for the dwelling business, which reported a decrease in premiums written of $2.2 million, or 7.9%, during the year 2005. The market in the year 2005 was characterized by strong and aggressive competition for commercial lines, with premiums rates at lower level than previous years. However, the segment’s focus on business retention and relationships with general agents resulted in growth in the premium volume of package policies. The reported decrease in premiums written for the dwelling business is attributed to policy retention efforts of competitors and lower originations of mortgage loans.
The increase experienced in net premiums earned is mainly attributable to an increase in the segment’s volume of business since the segment has been successful in attracting new accounts and increasing insurance coverage for existing accounts. The property and casualty insurance market has been in soft market conditions since 2004; this soft market affects primarily the commercial lines. Premiums for commercial lines have been subject to strong competition and a reduction in premium rates. Personal lines premium rates have remained steady during the 2005 period.
Premiums ceded to reinsurers during the year 2005 increased by $7.0 million, or 13.5%, when compared to 2004. The increase noted in the premiums ceded is mostly due to the segment’s increased volume of business. The ratio of premiums ceded to total premiums written reflects an increase of 2.4 percentage points, from 36.8% in 2004 to 39.2% in 2005. The ceding risk transfer percentages in the commercial and personal lines quota share arrangements increased from 37.5% to 42.5% and from 7.5% to 10.0%, respectively. In addition, the catastrophe coverage was increased during the 2005 period.

Claims incurred decreased by $2.4 million, or 5.2%, when comparing the claims incurred during 2005 with the claims incurred in the year 2004. The loss ratio experienced a decrease of 3.1 percentage points during the year 2005 as compared to the prior year. This decrease is primarily due to incurred losses from the passing of Tropical Storm Jeanne in September 2004. Net incurred losses reported for Tropical Storm Jeanne amounted to $2.1 million. In addition, the segment’s focus on quality underwriting has also resulted in an improvement in loss experience, particularly in the auto and medical malpractice lines of business.
The operating expenses for the year 2005 decreased by $540 thousand, or 1.3%, when compared to the operating expenses for the year 2004. The expense ratio decreased by 0.9 percentage points during the year 2005.
Year ended December 31, 2004 compared with the year ended December 31, 2003
Total premiums written during 2004 increased by $13.7 million, or 10.7%, when compared to the total premiums written for the year 2003. This increase is mostly reflected in the premiums written for the dwelling, auto physical damage and other liability lines of business, which experienced an increase in premiums of $5.7 million, or 25.2%, $3.1 million, or 19.6%, and $2.0 million, or 30.1%, during this period, respectively. The strengthening of business relationships with financial institutions has resulted in additional growth in the dwelling line of business. The commercial auto, including auto physical damage coverage, and other liability lines of business have been targeted for growth through new business.
The increase experienced in net premiums earned is mainly attributable to an increase in the segment’s volume of business.
Premiums ceded to reinsurers during the year 2004 increased by $8.4 million, or 19.3%, when compared to 2003. The ratio of premiums ceded to total premiums written reflects an increase of 2.6 percentage points, from 34.2% in 2003 to 36.8% in 2004. The increase in the ratio of premiums ceded to total premiums written is the net result of several factors:
•	In 2004, the segment experienced increased costs for catastrophe coverage as well as the need to compensate for the coverage increase in the property business.

•	The amount of premiums ceded in the 2003 period was reduced as a result of the cancellation of the property surplus treaty. This cancellation resulted in a reinsurance portfolio transfer resulting in net incoming business and a reduction in the amount of premiums ceded.

•	During 2003 the segment increased its retention in the personal lines quota share treaty from 70% to 95%. In addition, as a result of the increased retention, the segment received an incoming reinsurance portfolio transfer causing a reduction in the premiums ceded in the 2003 period.
The decrease in the change in unearned premiums of $2.6 million is also primarily due to the effect of the reinsurance portfolio transfers done during the year 2003 as well as to the changes in the mix of the business subscribed.
Claims incurred increased by $2.6 million, or 6.0%, when comparing the claims incurred during 2004 with the claims incurred in the year 2003. This increase is primarily due to incurred losses from the passing of Tropical Storm Jeanne in September 2004, which amounted to $2.1 million. The loss ratio, on the other hand, experienced a decrease of 2.1 percentage points during the year 2004 as compared to the prior year since the segment’s loss experience was lower in the commercial multi-peril and auto insurance lines of business. The auto insurance lines of business experienced an improvement in its loss ratio in both the physical damage and liability business.
The operating expenses for the year 2004 increased by $2.8 million, or 7.6%, when compared to the operating expenses for the year 2003. The expense ratio, however, experienced a decrease of 1.1 percentage points during the year 2004. The increase in the operating expenses and the decrease in the expense ratio is due to, among other things:
•	The effect of an increase in commission expense due to the segment’s increased volume of business

•	During 2004, the segment recorded a guaranty fund assessment to cover liabilities of insolvent companies. This assessment, which amounted to $871 thousand, was charged to operations during 2004.

•	The experience refund received from the Compulsory Vehicle Liability Insurance Joint Underwriting Association increased by $202 thousand, from $633 thousand during 2003 to $840 thousand during 2004. This refund is recorded as a decrease to the operating expenses for the period.

Life and Disability Insurance Operating Results

(Dollar amounts in thousands)	2005	2004	2003

Years ended December 31,

Net earned premiums and commission income:
Earned premiums:
Group disability	$13,681	13,392	14,115
Group life	8,768	10,138	10,588
Cancer and other dreaded diseases	1,746	179	—

Total earned premiums	24,195	23,709	24,703

Earned premiums ceded	(8,006)	(7,966)	(7,816)
Assumed earned premiums	400	—	—

Net earned premiums	16,589	15,743	16,887

Commission income on reinsurance	541	699	516

Net premiums earned	$17,130	16,442	17,403

Claims incurred	$8,902	11,231	9,467
Operating expenses	8,201	7,347	6,036

Total underwriting costs	$17,103	18,578	15,503

Underwriting income (loss)	$27	(2,136)	1,900

Loss ratio	52.0%	68.3%	54.4%
Expense ratio	47.9%	44.7%	34.7%

Combined ratio	99.9%	113.0%	89.1%

General
The life and disability insurance segment’s total revenues are primarily generated from net premiums earned and investment income. Claims incurred are composed of losses and loss-adjustment expenses. A portion of the claims incurred for each period consists of an estimate of unreported losses to the segment during the period. Operating expenses consist of general, commissions, depreciation, payroll and other related expenses.
Year ended December 31, 2005 compared with the year ended December 31, 2004
Earned premiums during the year 2005 presented an increase of $486 thousand, or 2.0%, when compared to the earned premiums for 2004. The increase in earned premiums during this year is the result of the following factors:
•	The earned premiums of the cancer and other dreaded diseases line of business increased by $1.6 million during the year 2005. This fluctuation is attributed to an increase in the average certificates in force of this business by 8,221 during this year. This line of business was introduced during the latter part of the year 2004.
•	The earned premiums of the group life line of business decreased by $1.4 million, or 13.5%, during the year 2005. This fluctuation is attributed to the loss of one major group in the group life business, effective December 31, 2004. This particular group had annualized premiums of $1.4 million and an average loss ratio of 92.0%. The segment is closely monitoring claims experience and considering this experience upon each group’s renewal process. This practice has resulted in the loss during the renewal process of several groups with higher than expected claims experience once the premiums were adjusted to reflect actual claims experience.
The increase experienced in earned premiums is primarily attributed to the increase in volume in the cancer and other dreaded diseases line of business.
On December 22, 2005, SVTS entered into a coinsurance funds withheld reinsurance agreement with GA Life. Under the terms of this agreement SVTS will assume 69% of all the business written as of and after the effective date of the agreement. During December 2005 the segment recorded assumed premiums related to this agreement amounting to $400 thousand.

Claims incurred during the year 2005 decreased by $2.3 million, or 20.7%, when compared to the claims incurred during 2004. The loss ratio decreased by 16.3 percentage points during 2005. The fluctuation in the amount of claims incurred and in the loss ratio is the direct result of the segment’s strategy to concentrate on the profitability of the business rather than on its volume. As previously mentioned, the segment close monitoring of claims experience upon each group’s renewal process has resulted in the loss in the renewal process of several groups with higher than expected claims experience, thus improving the profitability of the segment.
Operating expenses increased by $854 thousand, or 11.6% during the year 2005. The expense ratio increased by 3.2 percentage points during this period, from 44.7% in 2004 to 47.9% in 2005. This increase is mostly expenses related to the cancer and other dreaded diseases line of business, which was launched during the year 2004.
Year ended December 31, 2004 compared with the year ended December 31, 2003
Total earned premiums in the 2004 period presented a decrease of $994 thousand, or 4.0%, when compared to the 2003 period. This decrease is the result of the following:
•	The earned premiums of the group disability line of business decreased by $723 thousand, or 5.1%, during the year 2004. This decrease is mostly attributed to the fact that during the first quarter of 2003, the segment revised its methodology for estimating the premiums of its short-term disability business. This revision resulted in a non-recurring adjustment increasing earned premiums of this line of business by approximately $1.1 million during the year 2003. The average certificates in force of the group disability line of business increased by 3,996 certificates, or 2.3%, during the year 2004.
•	The earned premiums of the group life line of business decreased by $450 thousand, or 4.3%, during the 2004 period is attributed to a decrease in the average certificates in force of 9,802, or 6.6%. This decrease is attributed to the loss of several groups with higher than expected claims experience since the segment is closely monitoring claims experience and considering this experience upon each group’s renewal process.
Excluding the effect of the above mentioned adjustment to the 2003 earned premiums, premiums increased by $139 thousand in 2004 as compared to 2003, approximately 98% of which is attributed to increased volume of business. The remaining 2% of the increase experienced is attributed to increased premium rates.
The claims incurred during the year 2004 presented an increase of $1.8 million, or 18.6%, when compared to the claims incurred during the year 2003. The loss ratio presented an increase of 13.9 percentage points during this period. This increase is attributed to the segment’s continued growth in the disability line of business since this particular line of business has a higher loss ratio than the life business. In addition, the segment has experienced an increased claims trend in the disability and group life lines of business when compared to the 2003 period. These factors contributed to the increased claims incurred and loss ratio in the 2004 period. During the year 2004, the segment implemented several corrective measures in order to improve its loss ratio, such as adjusting premiums to reflect each group’s actual claims experience during the group’s renewal process.
Operating expenses increased by $1.3 million, or 21.7%, during the 2004 period. The expense ratio increased by 10.0 percentage points during the same period. This increase is mostly the result of an increase in legal and professional services, commissions and advertising expenses. Most of these expenses are related to corporate projects in the area of technology and compliance.
Liquidity and Capital Resources
Cash Flows
The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.
As of December 31, 2005 and 2004, the Corporation’s cash and cash equivalents amounted to $49.0 million and $35.1 million, respectively. Sources of funds considered in meeting the objectives of the Corporation’s operations include cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.
Net cash flows from operations are expected to sustain operations for the next year and thereafter, as long as the operations continue showing positive results. In addition, the Corporation monitors its premium rates and its claims incurred to ascertain proper cash flows and has the ability to increase premium rates throughout the year in the monthly renewal process.
Cash Flows from Operations
Most of the cash flows from operating activities are generated from the insurance subsidiaries. The basic components of the cash flows from operations are premium collections, claims payments less reinsurance premiums, maturities or sales and purchases of trading securities, and payment of operating expenses.
Net cash flows provided by operating activities amounted to $49.1 million, $8.8 million and $10.1 million for the years ended December 31, 2005, 2004 and 2003, respectively, an increase (decrease) of $40.3 million and $(1.3) million in 2005 and 2004, respectively. The fluctuation in cash flows provided by operating activities is mainly attributed to the net effect of the following:
•	Increase in collections of premiums of $86.2 million in 2005 and $35.3 million in 2004. The increase in premium collections is the result of the increased premium rates and increased volume of business of the operating segments.

•	Increase of $75.5 million in 2005 and $13.2 million in 2004 in the amount of cash paid to suppliers and employees. This increase is principally attributed to the initial ceding commission of $60.0 million paid by SVTS to GA Life on the effective date of the coinsurance funds withheld agreement (described in “Item 1. Business” of this Annual Report on Form 10-K in the section corresponding to the Life and Disability Insurance segment). The initial ceding commission was recorded by the Corporation within the deferred policy acquisition costs. Also, the Corporation has incurred additional commission expense generated from the acquisition of new business and general operating expenses.

•	Increase of $100.7 million and $26.3 million in 2005 and 2004, respectively, in the amount of claims losses and benefits paid. In both years the increase in the amount of claims losses and benefits paid is mostly the result of the segment’s increased volume of business as well as to increased utilization trends in both Health Insurance segments.

•	Decrease in income taxes paid of $35.6 million in 2005 and an increase in income taxes paid of $5.4 million in 2004. The decrease in the amount of income taxes paid in 2005 is mostly due to the fact that the 2004 period includes the payment of $14.8 million of the last installment of the $51.8 million income tax liability related to the closing agreement with the PRTD upon the termination of TSI’s tax exemption. In addition, on April 15, 2004 TSI paid $22.1 million corresponding to its income tax liability for the year 2003 and the first installment of the estimated tax corresponding to the year 2004. In the 2005 period, the Corporation paid its regular estimated income tax installments.

•	The net proceeds of investments in the trading portfolio increased by $98.9 million during the 2005 period. This fluctuation during 2005 is due to the sale of the corporate bonds portfolio, which was considered as a trading portfolio. In addition, in 2004, the amount of net acquisitions of investments in the trading portfolio decreased by $12.3 million.

•	The amount of interest paid increased by $1.8 million in 2005 and $712 thousand in 2004. This increase is principally attributed to the interest paid related to the 6.3% senior unsecured notes issued and sold by TSI in September 2004.

•	The contingency reserve funds payment from the Federal Employee Health Benefit Plan decreased by $4.1 million in 2005 and $7.8 million in 2004. The amount collected from the contingency reserve funds of the FEHBP was $1.1 million, $5.2 million and $13.0 million during 2005, 2004 and 2003, respectively. This fluctuation is related to the results of operations of the program during each particular year.
This excess liquidity is available, among other things, to invest in high quality and diversified fixed income securities and, to a lesser degree, to invest in marketable equity securities.
Cash Flows from Investing Activities
The basic components of the cash flows from investing activities is derived from acquisitions and proceeds from investments in the available-for-sale and held-to-maturity portfolios, and capital expenditures. The Corporation monitors the duration of its investment portfolio and executes purchases and sales of these investments with the objective of having adequate asset allocation within different sectors and to have funds available, when necessary, to satisfy any maturing liability.
Net cash flows used in investing activities amounted to $100.5 million, $45.0 million and $90.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The cash flows used in investing activities during these years were mainly due to the investment of the excess cash generated from the operations and reinvestment of securities sold, called or matured during the same period. Also, in 2005 the proceeds from sale of the corporate bonds trading portfolio were invested in fixed income securities, which are accounted for as available-for-sale securities. Total acquisition of investments exceeded the proceeds from investments sold or matured by $92.9 million and $41.5 million during the years 2005 and 2004, respectively. In addition, capital expenditures increased by $4.1 million during the year 2005. The increase in capital expenditures is basically attributed to the following:
•	The Corporation is currently rehabilitating facilities in one of the two buildings adjacent to the Corporation’s main offices, on which the Corporation incurred costs of approximately $1.6 million during the year 2005 (see “Item 2. Properties” and section “Planned Capital Expenditures” for additional details).

•	In 2005, TSI acquired approximately $1.0 million of telephone equipment and services for the operation of the Medicare business call center.

•	During the year 2005, STS has incurred expenses of approximately $1.0 million related to the acquisition of a new computer system to manage its insurance operations (see section “Planned Capital Expenditures” for additional details.
Cash Flows from Financing Activities
Net cash flows provided by financing activities amounted to $65.3 million, $23.5 million and $45.5 million for the years ended December 31, 2005, 2004 and 2003, respectively. The increase of $42.0 million during the year 2005 and the decrease of $22.0 million during the year 2004 in the cash flows from financing activities are due to the effect of the following fluctuations:
•	The change in outstanding checks in excess of bank balances decreased by $2.8 million during the year 2005 and increased by $9.5 during the year 2004. This represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

•	In the 2005 period the proceeds from short-term borrowings exceeded payments of short-term borrowings by $40 thousand. On the other hand, in the year 2004 the payment of short-term borrowings exceeded the proceeds of short-term borrowings by $37.0 million. Short-term borrowings are used to address timing differences between cash receipts and disbursements.

•	The repayments of long-term borrowings increased by $2.5 million during the year 2005 and by $1.0 million in the year 2004. The fluctuations in the repayments of long-term borrowings are due to additional repayments to one of the Corporation’s credit agreements amounting to $3.5 in 2005 and $1.0 million in 2004.

•	Total long-term borrowings proceeds amounted to $60.0 million and $50.0 million during the years 2005 and 2004. There were no long-term borrowings proceeds during the year 2003. In 2005, the Corporation received proceeds from the 6.6% senior unsecured notes amounting to $60.0 million. In 2004, the Corporation received proceeds from the 6.3% senior unsecured notes amounting to $50.0 million. This represents an increase of $10.0 million in the amount of proceeds received from the issuance of long-term borrowings during the year 2005.

•	The amount of net proceeds from annuity contracts during the years 2005, 2004 and 2003 amounted to $6.4 million, $6.4 million and $11.2 million, respectively. This fluctuation noted between the years 2004 and 2003 is primarily due to the Corporation’s new deferred annuity product introduced in late 2002.
Financing and Financing Capacity
The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings that from time to time address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of December 31, 2005, the Corporation had $227.5 million in available credit on these agreements. Outstanding short-term borrowings as of December 31, 2005 amount to $1.7 million. The amount due under outstanding short-term borrowings is expected to be paid out of the operating and investing cash flows of the Corporation.
As of December 31, 2005 the Corporation has the following senior unsecured notes payable:
•	On September 30, 2004 TSI issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes). The 6.3% notes are unconditionally guaranteed as to payment of principal, premium, if any, and interest by the Corporation. The notes were privately placed to various institutional accredited investors. The notes pay interest semiannually beginning on March 2005, until such principal becomes due and payable. These notes can be prepaid after five years at par, in total or partially, as determined by the Corporation. Most of the proceeds obtained from this issuance were used to repay $37.0 million of short-term borrowings made by TSI. The remaining proceeds were used for general business purposes.

•	On December 21, 2005 TSM issued and sold $60.0 of its 6.6% senior unsecured notes due December 2020 (the 6.6% notes). The 6.6% notes were privately placed to various institutional accredited investors. The notes pay interest each month beginning on January 2006, until such principal becomes due and payable. These notes can be prepaid after five years at par, in full or in part, as determined by the Corporation. The proceeds obtained from this issuance were used to pay the initial ceding commission to GA Life on the effective date of the coinsurance funds withheld reinsurance agreement (described in “Item 1. Business” of this Annual Report on Form 10-K in the section corresponding to the Life and Disability Insurance segment).
Both the 6.3% and the 6.6% notes contain certain covenants with which TSI and the Corporation have complied with at December 31, 2005.
In addition to the two senior unsecured notes described above, on January 31, 2006 the Corporation issued and sold $35.0 million of its 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes). The 6.7% notes were privately placed to various accredited institutional investors. The notes pay interest each month beginning on March 1, 2006, until such principal becomes due and payable. These notes can be prepaid after five years at par, in full or in part, as determined by the Corporation. The proceeds obtained from this issuance were used to finance the acquisition of 100% of the common stock of GA Life effective January 31, 2006.
In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates determined by the London Interbank Offered Rate (LIBOR) plus a margin specified at the time of the agreement. As of December 31, 2005, the two credit agreements have outstanding balances of $29.1 million and $11.5 million and average annual interest rates of 4.36% and 4.65%, respectively. The first agreement stipulates monthly principal repayment of $137 thousand. The second agreement stipulates repayments of principal amounts of not less than $250 thousand and in integral multiples of $50 thousand. The aggregate principal amounts of this credit agreement shall be reduced annually to the amounts specified on or before the dates described below:

Required Principal
Outstanding
Date	Balance
(amounts in thousands)
August 1, 2006	$12,000
August 1, 2007	—
These credit agreements are guaranteed by a first position on the Corporation’ land, building, and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. These credit facilities contain certain covenants which are normal in this type of facility. As of December 31, 2005, management believes the Corporation is in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the credit agreements’ outstanding balances. Principal repayments on these loans are expected to be paid out from the operating and investing cash flows of the Corporation.
The Corporation has an interest-rate swap agreement which changes the variable rate of one of its credit agreements and fixes the rate at 4.72%. For additional details regarding the interest rate swap agreement refer to note 12 of the audited consolidated financial statements and to “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in the section “Other Risk Measurement”.
The Corporation continually monitors existing and alternative financing sources to support its capital and liquidity needs.
Planned Capital Expenditures
The Corporation is currently renovating the facilities in one of the two buildings adjacent to its main offices to house the operations of ISI, including its mainframe facilities, and some divisions of TSI. ISI’s mainframe facilities are currently located in a leased property that will be vacated once the renovation project is completed. During the year 2005 the Corporation incurred costs of approximately $1.6 million in the renovation of these facilities. Estimated costs to complete the renovation of these facilities amount to $3.8 million and are expected to be paid out of the available cash of the Corporation. The Corporation expects to complete the re-habilitation of these facilities by November 2006.
In addition, STS is currently in the process of changing the computer system that manages its insurance operations. During the year 2005, STS incurred costs of approximately $1.0 million on the software and hardware related to this new system. STS estimates that it will incur additional costs of approximately $1.3 million dollars before the expected completion date; this amount is expected to be paid out of excess operating cash flows of the Corporation. STS expects to complete the installation of the new system during the year 2006.
Contractual Obligations
The Corporation’s contractual obligations impact its short and long-term liquidity and capital resource needs. However, the Corporation’s future cash flow prospects cannot be reasonably assessed based on such obligations. Future cash outflows, whether contractual or not, will vary based on our future needs. While some cash outflows are completely fixed (such as commitments to repay principal and interest on borrowings), most are dependent on future events (such as the payout pattern of claim liabilities which have been incurred but not reported).
The following table includes the aggregated information about the Corporation’s contractual obligations. The information presented in the table includes payments due under specified contractual obligations, aggregated by type of contractual obligation, including the maturity profile of the Corporation’s debt, operating leases and other long-term liabilities. The table below excludes an estimate of the future cash outflows related to the following long-term liabilities:
•	Annuity contracts – The cash outflows related to these instruments are not included since these annuities do not have defined maturities, such that the timing of payments and withdrawals is uncertain. There are currently no annuities in paying status. As of December 31, 2005, the Corporation has $41.7 million in annuity contracts.
•	Other long-term liabilities – Due to the indeterminate nature of their cash outflows, certain categories of other long-term liabilities are not included in the following table. These include miscellaneous long-term liabilities amounting to $22.4 million.

		Contractual obligations by year
(Dollar amounts in thousands)	Total	2006	2007	2008	2009	2010	Thereafter

Long-term borrowings (1)	$267,991	10,900	22,094	10,069	9,982	9,896	205,050
Operating leases	4,717	1,600	1,370	771	415	371	190
Purchase obligations (2)	23,646	22,433	1,030	183	—	—	—
Claim liabilities (3)	268,843	198,939	32,398	12,117	8,898	7,558	8,933

	$565,197	233,872	56,892	23,140	19,295	17,825	214,173

(1)	As of December 31, 2005, the Corporation’s long-term borrowings consist of $50.0 million of the 6.3% senior unsecured notes payable, $60.0 million of the 6.6% senior unsecured notes payable and $40.6 million of loans payable to a commercial bank. Total contractual obligations for long-term borrowings include the current maturities of long term debt. For the $50.0 million 6.3% senior unsecured notes; scheduled interest payments (amounting to $43.3 million) were included in the total contractual obligations for long-term borrowings until the maturity date of the notes in 2019. For the $60.0 million 6.6% senior unsecured notes, scheduled interest payments (amounting to $59.4 million) were included in the total contractual obligations for long-term borrowings until the maturity date of the notes in 2020. According to the terms of the senior notes, prepayments can be made five years after issuance; however no prepayment is considered in this schedule. The interest payments related to the Corporation’s loans payable were estimated using the interest rate outstanding as of December 31, 2005 for each of the loans. The actual amount of interest payments of the loans payable will differ from the amount included in this schedule due to the loans’ variable interest rate structure. See the “Financing and Financing Capacity” section for additional information regarding the Corporation’s long-term borrowings.

(2)	Purchase obligations represent payments required by the Corporation under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction. Other purchase orders made in the ordinary course of business are excluded from the table above. Any amounts for which the Corporation is liable under purchase orders are reflected in the audited consolidated balance sheets as accounts payable and accrued liabilities. Estimated pension plan contributions amounting to $6.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.

(3)	Claim liabilities represent the amount of claims processed and incomplete of the Corporation as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses. This amount does not include an estimate of claims to be incurred subsequent to December 31, 2005. The expected claims payments of the health insurance, property and casualty insurance and group life insurance were estimated using claims payment experience. The expected claims payments of the long-term disability insurance were estimated using actuarial estimates of expected pay-outs of those policies on which we are currently making periodic payments. The expected claims payments are an estimate and may not necessarily present the actual claims payments to be made by the Corporation. Also, the estimated claims payments included in the table above do not include $28.7 million of reserves ceded under reinsurance contracts. As of December 31, 2005, the Corporation’s ceded reserves are included within the reinsurance recoverable balance in the audited consolidated financial statements. Since reinsurance contracts do not relieve the Corporation from its obligations to policyholders, in the event that any of the reinsurance companies is unable to meet its obligations under the existing reinsurance agreements, the Corporation would be liable for such defaulted amounts. The Corporation monitors the solvency of its reinsurance carriers and does not believe the risk of insolvency is significant.
As of December 31, 2005, the Corporation had $227.5 million in available credit from various financial institutions, all of which expire within one year. These arrangements mainly provide for borrowings in the form of securities sold under repurchase agreements. As of December 31, 2005, outstanding short-term borrowings under these agreements amounted to $1.7 million and are expected to be paid out of the operating and investing cash flows of the Corporation.
Off-Balance Sheet Arrangements
The Corporation does not have any material off-balance sheet arrangements, trading activities involving non-exchange related contracts accounted for at fair value or relationships with persons or entities that derive benefits from a non-independent relationship with the Corporation or the Corporation’s related parties.
Restriction on Certain Payments by the Corporation’s Subsidiaries
TSM’s insurance subsidiaries are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico. These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby, restricting the amount of earnings that can be distributed by the insurance subsidiaries to TSM. As of December 31, 2005, the insurance subsidiaries were in compliance with such minimum capital requirements. These regulations are not directly applicable to TSM, as a holding company, since it is not an insurance company. The regulations applicable to insurance subsidiaries are not currently expected to affect their ability to distribute dividends to TSM.
The credit agreements restrict the amount of dividends that TSM and its subsidiaries can declare or pay to stockholders. According to the credit agreements, the dividend payment cannot exceed the accumulated retained earnings of the paying entity.
None of the previously described dividend restrictions are expected to have a significant effect on TSM’s ability to meet its cash obligations.
Solvency Regulation
To monitor the solvency of the operations, the Blue Cross and Blue Shield Association (BCBSA) requires TSM and TSI to comply with certain specified levels of Risk Based Capital (RBC). RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio). The RBC ratio reflects the risk profile of insurance companies. At December 31, 2005, both entities had an RBC ratio above the level required by BCBSA.
Other Contingencies
(1)	Legal Proceedings – Various litigation claims and assessments against the Corporation have arisen in the course of the Corporation’s business, including but not limited to, its activities as an insurer and employer. Furthermore, the Commissioner of Insurance of the Commonwealth of Puerto Rico, as well as other Federal and Puerto Rico government authorities regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.

Based on the information currently known by the Corporation’s management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have a material adverse effect on the Corporation’s financial position, results of operations and cash flows. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could, from time to time, have an adverse effect on the Corporation’s operating results and/or cash flows (see “Item 3. Legal Proceedings” of this Annual Report on Form 10-K).

(2)	Guarantee Association – To operate in Puerto Rico, insurance companies, such as TSM’s insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared to be insolvent. These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged. During the years 2005, 2004 and 2003, the Corporation paid assessments in connection with insurance companies declared insolvent in the amount of $965 thousand, $1.1 million and $500 thousand, respectively. It is the opinion of management that any possible future guarantee association assessments will not have a material effect on the Corporation’s operating results and/or cash flows.

Pursuant to the Puerto Rico Insurance Code, the property and casualty insurance segment is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED) and of the Sindicato de Aseguradores de Responsabilidad Profesional para Médicos. Both syndicates were organized for the purpose of underwriting medical-hospital professional liability insurance. As a member, the segment shares risks with other member companies and, accordingly, is contingently liable in the event the previously mentioned syndicates cannot meet their obligations. During 2005, 2004 and 2003, no assessment or payment was made for this contingency.

In addition, pursuant to Article 12 of Rule LXIX of the Insurance Code, the property and casualty insurance segment is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association). The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998. As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code. During the three-year period ended December 31, 2005, the Association distributed good experience refunds. The segment received refunds amounting to $918, $840, and $638 in 2005, 2004, and 2003, respectively.
Critical Accounting Estimates
The Corporation’s audited consolidated financial statements and accompanying notes have been prepared in accordance with generally accepted accounting principles applied on consistent basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
The Corporation continually evaluates the accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates made by management.
The policies discussed below are considered by management to be critical to an understanding of the Corporation’s financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. For all these policies, management cautions that future events may not necessarily develop as forecasted, and that the best estimates routinely require adjustment. Management believes that the amounts provided for these critical accounting estimates are adequate.
Claim Liabilities
The detail of the claim liabilities as of December 31, 2005 by subsidiary is as follows:

(Dollar amounts in thousands)	TSI	STS	SVTS	Consolidated

Claims processed and incomplete	$74,654	47,416	17,624	139,694
Unreported losses	101,184	37,186	4,854	143,224
Unpaid loss-adjustment expenses	3,140	11,505	—	14,645

	$178,978	96,107	22,478	297,563

Management continually evaluates the potential for changes in its claim liabilities estimates, both positive and negative, and uses the results of these evaluations both to adjust recorded claim liabilities and to adjust underwriting criteria. The Corporation’s profitability depends in large part on accurately predicting and effectively managing the amount of claims incurred, particularly those of the health insurance segments and the losses arising from the property and casualty insurance segment. Management regularly reviews its premiums and benefits structure to reflect the Corporation’s underlying claims experience and revised actuarial data; however, several factors could adversely affect the Corporation’s underwriting. Some of these factors are beyond management control and could adversely affect its ability to accurately predict and effectively control claims incurred. Examples of such factors include changes in health practices, economic conditions, change in utilization trends, healthcare costs, the advent of natural disasters, and malpractice litigation. Costs in excess of those anticipated could have a material adverse effect on the Corporation’s results of operations.
The Corporation recognizes claim liabilities as follows:
Health Insurance segments
At December 31, 2005, claim liabilities for the Health Insurance segments amounted to $179.0 million and represented 60% of the total consolidated claim liabilities and 22% of the total consolidated liabilities.
Liabilities for unreported losses are determined employing actuarial methods that are commonly used by health insurance actuaries and meet Actuarial Standards of Practice. Actuarial Standards of Practice require that the claim liabilities be adequate under moderately adverse circumstances. The segment determines the amount of the liability for unreported losses by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project a best estimate of claim liabilities. Under this process, historical data of paid claims is formatted into claim triangles which compare claim incurred dates to the dates of claim payments. This information is analyzed to create “completion (or development) factors” that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the total expected claims incurred.
The majority of claims unpaid are related to the most recent incurred months. Since the percentage of claims paid for claims incurred in those months is generally very low, the completion factor methodology is less reliable for such months. Therefore, historical completion and payment patterns are applied to incurred and paid claims for the most recent twelve months and each prior twelve month period. Incurred claims for the most recent twelve months are also projected by estimating the claims expense for those months based on recent claims expense levels and health care trend levels, or “trend factors”.
Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by the actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed. Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, regulatory and legislative requirements, claim processing patterns and claim submission patterns. A comparison of prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination. In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability. To the extent appropriate, changes in such development are recorded as a change to current period benefit expense. The re-estimates or recasts are done monthly for the previous four calendar quarters. On average, about 75% of the claims are paid the first quarter following incurrence date and about 10% are paid during the second quarter, for a total of 85% paid during the first six months following the incurrence date. This is the principal information used to re-evaluate reserve estimates with a higher degree of accuracy.
Management regularly reviews its assumptions regarding the claim liabilities and makes adjustments to claims incurred when necessary. If it is determined that management’s assumptions regarding cost trends and utilization are significantly different than actual results, our statement of earnings and financial position could be impacted in future periods. Changes of prior year estimates may result in an increase in claims incurred or a reduction of claims incurred in the period the change is made. Further, due to the considerable variability of health care costs, adjustments to claims liabilities occur each period and are sometimes significant as compared to the net income recorded in that period. Prior year development of claim liabilities is recognized immediately upon the actuary’s judgment that a portion of the prior year liability is no longer needed or that an additional liability should have been accrued. Health care trends are monitored in conjunction with the claim reserve analysis. Based on these analyses, rating trends are adjusted to anticipate future changes in health care cost or utilization. Thus, the segments incorporate those trends as part of the development of premium rates to keep premium rating trends in line with claims trends. In general, management’s policy has been to use conservative rating trends trying to avoid negative impacts to capital from changes in health care cost or utilization.
As described above, the completion factors and trend factors can have a significant impact on the claim liabilities. The following example provides the estimated impact to our December 31, 2005 claim liabilities assuming hypothetical changes in the completion and trend factors:

(Dollar amounts in thousands)
Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase		(Decrease) Increase

In completion factor	In unpaid claim liabilities	In claims trend factor	In unpaid claim liabilities
(0.6)%	$7,147	(0.6)%	$5,797
(0.4)%	4,754	(0.4)%	3,864
(0.2)%	2,371	(0.2)%	1,932
0.2%	(2,361)	0.2%	(1,932)
0.4%	(4,711)	0.4%	(3,864)
0.6%	(7,050)	0.6%	(5,797)

[1]	Assumes (decrease) increase in the completion factors for the most recent twelve months.

[2]	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.
The segments reserving practice is to consistently recognize the actuarial best estimate as the ultimate liability for claims within a level of confidence required by actuarial standards. Management believes that the methodology in determining the best estimate for claim liabilities at each reporting date has been consistently applied.
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year end are continually reviewed and re-estimated as information regarding actual claims payments, or run-out, becomes known. This information is compared to the originally established year end liability. Negative amounts reported for incurred claims related to prior years result from claims being settled for amounts less than originally estimated. The reverse is true of reserve shortfalls. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 95%, of any redundancy or shortfall relates to claims incurred in the previous calendar year-end, with the remaining 5% related to claims incurred prior to the previous calendar year-end. In 2004, the segments claim payment patterns were affected by a slowdown in claims submission from providers due to HIPAA coding changes that occurred during the latter half of 2003 and by the effect of tropical storm Jeanne, which limited access to providers during the months of September and October 2004. The first event affects historical completion factors while the second event changed utilization trends. Management has not noted any significant emerging trends in claim frequency and severity, other than those described above, and the normal fluctuation in utilization trends from year to year.
The following table shows the variance between the segments’ total incurred claims as reported and the incurred claims for such years had it been determined retrospectively (the “Incurred claims related to current period insured events” for the year shown plus or minus the “Incurred claims related to prior period insured events” for the following year). This table shows that the segments’ estimates of this liability have approximated the actual development.

(Dollar amounts in thousands)	2004	2003	2002

Total incurred claims:
As reported	$1,054,575	1,026,000	1,032,200
On a retrospective basis	1,070,145	1,030,010	1,018,700

Variance	$(15,570)	(4,010)	13,500

Variance to total incurred claims as reported	-1.5%	-0.4%	1.3%

Management expects that substantially all of the development of the 2005 estimate of medical claims payable will be known during 2006 and that the variance of the total incurred claims on a retrospective basis when compared to reported incurred claims will be similar to the prior years.
In the event these segments (or any of the other segments described in the following sections) experience an unexpected increase in health care cost or utilization trends, the Corporation has the following options to cover claim payments:
•	Through the management of its cash flows and the investment portfolio.

•	The Corporation has the ability to increase premium rates throughout the year in the monthly renewal process, when renegotiating the premiums for the following contract year of each group as they become due. The Corporation considers the actual claims trend of each group when determining the premium rates for the following contract year.

•	The Corporation has available short-term borrowing facilities that from time to time address differences between cash receipts and disbursements. For additional information on the Corporation’s credit facilities, see section “Financing and Financing Capacity” of this Item.
Property and Casualty Insurance Segment
At December 31, 2005, claim liabilities for the Property and Casualty Insurance segment amounted to $96.1 million and represented 32% of the total consolidated claim liabilities and 12% of the total consolidated liabilities.
Estimating the ultimate cost of claims and loss-adjustment expenses of this segment is an uncertain and complex process. This estimation process is based largely on the assumption that past developments, with appropriate adjustments due to known or unexpected changes, are a reasonable base in which to predict future events and trends, and involves a variety of actuarial techniques that analyze current experience, trends and other relevant factors. Property and casualty insurance claim liabilities are categorized and tracked by “line of business”, such as commercial multi-peril package business, property, auto physical damage, auto liability, general liability and medical malpractice. Medical malpractice policies are written on a claims-made basis. Policies written on a claims-made basis require that claims be reported during the policy period. Other lines of business are written on an occurrence basis.
Individual case estimates for reported claims are established by a claims adjuster and are changed as new information becomes available during the course of handling the claim. Our property and casualty business, other than medical malpractice, is primarily short-tailed business, where losses (e.g. paid losses and case reserves) generally emerge (i.e.
are reported) quickly.
Claim reserve reviews are generally conducted on a quarterly basis, in light of continually updated information, and include participation of the segment’s external actuaries. Our actuaries review reserves for both current and prior accident years using current claims data. These reviews incorporate a variety of actuarial methods, judgments, and analysis. For each line of business, a variety of actuarial methods are used, with the final selections of ultimate losses that are appropriate for each line of business selected based on the current circumstances affecting that line of business. These selections incorporate input from management, particularly from the claims, underwriting and operations divisions, about reported loss cost trends and other factors that could affect the reserve estimates.
Key assumptions are based on the consideration that past emergence of paid losses and case reserves is credible and likely indicative of future emergence and ultimate losses. A key assumption is the expected loss ratio for the current accident year. This expected loss ratio is generally determined through a review of the loss ratios of prior accident years and expected changes to earned pricing, loss costs, mix of business, and other factors that are expected to impact the loss ratio for the current accident year. Another key assumption is the development patterns for paid and reported losses (also referred to as the loss emergence and settlement patterns). The reserves for unreported claims for each year are determined after reviewing the indications produced by each actuarial projection method, which, in turn, rely on the expected paid and reported development patterns and the expected loss ratio for that year.
At December 31, 2005, the actuarial reserve range determined by the actuaries was from $88.4 million to $99.9 million. Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves. Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to, the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to more mature accident years and less volatile lines of business. Varying the net expected loss ratio by +/-1% for the segment’s three most significant lines of business (commercial multi-peril, medical malpractice and auto liability) for the six most recent accident years, will increase/decrease the claims incurred by approximately $2.5 million
Life and Disability Insurance Segment
At December 31, 2005, claim liabilities for the Life and Disability Insurance segment amounted to $22.5 million and represented 8% of the total consolidated claim liabilities and 3% of the total consolidated liabilities.
The claim liabilities related to the Life and Disability Insurance segment are based on methods and underlying assumptions in accordance with U.S. GAAP and applicable actuarial standards. The estimate of claim liabilities for this segment is based on the amount of benefits contractually determined and on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. This estimate relies on actuarial observations of ultimate loss experience for similar historical events. Principal assumptions used in the establishment of claim liabilities for this segment are mortality, morbidity, and claim submission patterns, among others.
Claim reserve reviews are generally conducted on a quarterly basis, in light of continually updated information, and include participation of the segment’s external actuaries. Our actuaries review reserves using the current inventory of policies and claims data. These reviews incorporate a variety of actuarial methods, judgments, and analysis.
Impairment of Investments
Impairment of an investment exists if a decline in the estimated fair value below the amortized cost of the security is deemed to be other than temporary. An impairment review of securities to determine if impairment exists is subjective and requires a high degree of judgment. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds estimated fair value, general market conditions (like changes in interest rates), the Corporation’s ability and intent to hold the security until recovery in estimated fair value, the duration of the estimated fair value decline and the financial condition and specific prospects for the issuer. Management regularly performs market research and monitors market conditions to evaluate impairment risk. A decline in the estimated fair value of any available for sale or held to maturity security below cost, which is deemed to be other than temporary, results in a reduction of the carrying amount to its fair value. The impairment is charged to operations when that determination is made and a new cost basis for the security is established.
During the year 2005, the Corporation recognized an other-than-temporary impairment on one of its available for sale equity securities amounting to $1.0 million. No other-than-temporary impairment was recognized during the years 2004 and 2003. As of December 31, 2005, of the total amount of investments in securities of $666.3 million, $78.2 million, or 12%, are classified as trading securities, and thus are recorded at fair value with changes estimated fair value recognized in the statement of operations. The difference of $588.1 million is classified as either available for sale or held to maturity. The available for sale and held to maturity portfolios are made up of high-quality investments. Of the total amount of securities available-for-sale and held-to-maturity, $518.7 million, or 88%, are securities in U.S. Treasury securities, obligations of U.S. government sponsored agencies, obligations of the Commonwealth of Puerto Rico, mortgage backed and collateralized mortgage obligations that are U.S. agency-backed, and obligations of U.S. and P.R. government instrumentalities. Thus, the remaining $69.4 million, or 12%, are from corporate fixed and equity securities. Gross unrealized losses as of December 31, 2005 of the available for sale and held to maturity portfolios amounted to $11.8 million.
The impairment analysis as of December 31, 2005 indicated that, other than the equity security for which an other-than-temporary impairment was recognized, none of the securities whose carrying amount exceeded its estimated fair value were other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuer, movement of interest rates, specific situations within corporations, among others. Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses related to other than temporary declines being charged against future income. Considering the quality of the securities in the investment portfolio, the amount of unrealized losses within the available-for-sale and held-to-maturity portfolios, and past experience, management believes that, even when difficult to determine, the amount of possible future impairments in the next year should not be material.
The Corporation’s fixed maturity securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. The Corporation’s equity securities are sensitive to equity price risks, for which potential losses could arise from adverse changes in the value of equity securities. Additional information on the sensitivity of the Corporation’s investments is included in Part II, Item 7A of this Annual Report on Form 10-K, “Quantitative and Qualitative Disclosures About Market Risk”.

A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005 and 2004 is included in note 3 to the audited consolidated financial statements.
Allowance for Doubtful Receivables
The Corporation estimates the amount of uncollectible receivables in each period and establishes an allowance for doubtful receivables. The allowance for doubtful receivables amounted to $12.2 million and $11.2 million as of December 31, 2005 and 2004, respectively. The amount of the allowance is based on the age of unpaid accounts, information about the customer’s creditworthiness and other relevant information. The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known. In determining the allowance the Corporation uses predetermined percentages applied to aged account balances. These percentages are based on the Corporation’s collection experience and are periodically evaluated. A significant change in the level of uncollectible accounts would have a material effect on the Corporation’s results of operations.
In addition to premium related receivables, the Corporation evaluates the risk in the realization of other accounts receivable, including balances due from third parties related to overpayment of medical claims and rebates, among others. These amounts are individually analyzed and the allowance determined based on the specific collectivity assessment and circumstances of each individual case.
The Corporation considers this allowance adequate to cover potential losses that may result from its inability to subsequently collect the amounts reported as accounts receivable. Notwithstanding, such estimates may be significantly affected in the event that unforeseen economic conditions adversely impact the ability of third parties to fulfill their responsibility to the Corporation and fully repay the amounts due.
Other Significant Accounting Policies
The Corporation has other significant accounting policies that do not involve the same degree of measurement uncertainty as those discussed above, that are nevertheless important to an understanding of the financial statements. These significant accounting policies are disclosed in note 2 of the notes to the audited consolidated financial statements.
Recently Issued Accounting Standards
In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, Exchange of Nonmonetary Assets, which eliminates an exception in APB 29 for recognizing nonmonetary exchanges of similar productive assets at fair value and replaces it with an exception for recognizing exchanges of nonmonetary assets at fair value that do not have commercial substance. This Statement will be effective for the Corporation for nonmonetary asset exchanges occurring on or after January 1, 2006. The adoption of this Statement is not expected to have any impact on the Corporation’s consolidated financial statements.
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for the Corporation for any accounting changes and error corrections occurring after January 1, 2006.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The Corporation is exposed to certain market risks that are inherent in the Corporation’s financial instruments, which arise from transactions entered into in the normal course of business. The Corporation is also subject to market risk on certain of its financial instruments. The Corporation must effectively manage, measure, and monitor the market risk associated with its invested assets and interest rate sensitive liabilities. It has established and implemented comprehensive policies and procedures to minimize the effects of potential market volatility.
Market Risk Exposure
The Corporation has exposure to market risk mostly in its investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices. Analytical tools and monitoring systems are in place to assess each one of the elements of market risks.

As in other insurance companies, investment activities are an integral part of the Corporation’s business. Insurance statutes regulate the type of investments that the insurance segments are permitted to make and limit the amount of funds that may be invested in some types of securities. The Corporation has a diversified investment portfolio with a large portion invested in investment-grade, fixed income securities.
The Corporation’s investment philosophy is to maintain a largely investment-grade fixed income portfolio, provide adequate liquidity for expected liability durations and other requirements, and maximize total return through active investment management.
The Corporation evaluates the interest rate risk of its assets and liabilities regularly, as well as the appropriateness of investments relative to its internal investment guidelines. The Corporation operates within these guidelines by maintaining a well-diversified portfolio, both across and within asset classes. Investment decisions are centrally managed by investment professionals based on the guidelines established by management. The Corporation has a Finance Committee, composed of members of the Board of Directors, which monitors and approves investment policies and procedures. The investment portfolio is managed following those policies and procedures.
The Corporation’s investment portfolio is predominantly comprised of U.S. treasury securities, obligations of U.S. government instrumentalities, obligations of U.S. government sponsored agencies, obligations of state and political subdivisions, and obligations of the Commonwealth of Puerto Rico and its instrumentalities, which comprise approximately 78% of the total portfolio value in the year 2005. Of this 78% of total portfolio value, approximately 8% is composed of U. S. agency-backed mortgage backed securities and collateralized mortgage obligations. The remaining balance of the investment portfolio consists of an equity securities portfolio that replicates the S&P 500 Index, a large-cap growth index, a large-cap value index, mutual funds, and investments in local stocks from well-known financial institutions.
The Corporation measures market risk related to its holdings of invested assets and other financial instruments utilizing a sensitivity analysis. This analysis estimates the potential changes in fair value of the instruments subject to market risk. The sensitivity analysis was performed separately for each of the Corporation’s market risk exposures related to its trading and other than trading portfolios. This sensitivity analysis is an estimate and should not be viewed as predictive of the Corporation’s future financial performance. The Corporation cannot assure that its actual losses in any particular year will not exceed the amounts indicated in the following paragraphs. Limitations related to this sensitivity analysis include:
•	The market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages;
•	The model assumes that the composition of assets and liabilities remains unchanged throughout the year.
Accordingly, the Corporation uses such models as tools and not as a substitute for the experience and judgment of its management and Board of Directors.
Interest Rate Risk
The Corporation’s exposure to interest rate changes results from its significant holdings of fixed maturity securities. Investments subject to interest rate risk are located within the Corporation’s trading and other-than-trading portfolios. The Corporation is also exposed to interest rate risk from its two variable interest credit agreements and from its annuity contracts.
Equity Price Risk
The Corporation’s investments in equity securities expose it to equity price risks, for which potential losses could arise from adverse changes in the value of equity securities. Financial instruments subject to equity prices risk are located within the Corporation’s trading and other-than-trading portfolios.
Risk Measurement
Trading Portfolio
The Corporation’s trading securities are a source of market risk. As of December 31, 2005, the Corporation’s trading portfolio was composed of investments in publicly traded common stocks. The securities in the trading portfolio are high quality, diversified across industries and readily marketable. Trading securities are recorded at fair value; changes in the fair value of these securities are included in operations. The fair value of the investments in trading securities is exposed to equity price risk. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2005 and 2004, the hypothetical loss in the fair value of these investments is estimated to be approximately $7.8 million and $8.7 million, respectively.
Other than Trading Portfolio
The Corporation’s available-for-sale and held-to-maturity securities are also a source of market risk. As of December 31, 2005 approximately 91% and 100% of the Corporation’s investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed income securities. The remaining balance of the available-for-sale portfolio is comprised of equity securities. Available-for-sale securities are recorded at fair value and changes in the market value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income until realized. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The fair value of the investments in the other than trading portfolio is exposed to both interest rate risk and equity price risk.
(1)	Interest Rate Risk – The Corporation has evaluated the net impact to the fair value of its fixed income investments using a combination of both statistical and fundamental methodologies. From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200 and 300 bp rate shifts. Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths. Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc. Securities evaluated under the aforementioned scenarios include, as it relates to the Corporation, mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available. The following table sets forth the result of this analysis for the years ended December 31, 2005 and 2004.

(Dollar amounts in thousands)
	Expected	Amount of	%
Change in Interest Rates	Fair Value	Decrease	Change

December 31, 2005:
Base Scenario	$560,146

+100 bp	$532,372	(27,774)	(4.96)%

+200 bp	$512,003	(48,143)	(8.59)%

+300 bp	$492,776	(67,370)	(12.03)%

December 31, 2004:
Base Scenario	$482,019

+100 bp	$465,335	(16,684)	(3.46)%

+200 bp	$446,588	(35,431)	(7.35)%

+300 bp	$428,419	(53,600)	(11.12)%

The Corporation believes that an interest rate shift in a 12-month period of 100 bp represents a moderately adverse outcome, while a 200 bp shift is significantly adverse and a 300 bp shift is unlikely given historical precedents. Although the Corporation classifies 96% of its fixed income securities as available-for-sale, the Corporation’s cash flows and the intermediate duration of its investment portfolio should allow it to hold securities until their maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.

(2)	Equity Price Risk – The Corporation’s equity securities in the available-for-sale portfolio are comprised primarily of stock of several Puerto Rico financial institutions and mutual funds. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2005 and 2004, the hypothetical loss in the fair value of these investments is estimated to be approximately $5.2 million and $5.9 million, respectively.

Other Risk Measurement
The Corporation is subject to interest rate risk on its two variable interest credit agreements, its annuity contracts and on its short-term borrowings. Shifting interest rates do not have a material effect on the fair value of these instruments. The two credit agreements have a variable interest rate structure, which reduces the potential exposure to interest rate risk. The annuity contracts have short-term interest rate guarantees, which also reduce the accounts’ exposure to interest rate risk. In addition, the brief maturity of the Corporation’s short-term borrowings reduces the instrument’s exposure to interest rate risk.
The Corporation has an interest-rate related derivative instrument to manage the variability caused by interest rate changes in the cash flows of one of its credit agreements. This swap changes the variable-rate cash flow exposure on the debt obligations to fixed-rate cash flows. Shifting interest rates have an effect in the fair value of the interest rate swap agreement. The Corporation assesses interest rate risk by monitoring changes in interest rate exposures that may adversely impact the fair value of the interest rate swap agreement. The Corporation monitors interest rate risk attributable to both the Corporation’s outstanding or forecasted debt obligations as well as the Corporation’s offsetting hedge position. As of December 31, 2005, the estimated fair value of the interest rate swap amounted to $607 thousand and was included within the other assets in the consolidated balance sheets. As of December 31, 2004, the estimated fair value of the interest rate swap amounted to $(142) thousand and was included within the accounts payable and accrued liabilities in the consolidated balance sheets. Assuming an immediate decrease of 10% in period end rates as of December 31, 2005 and 2004, the hypothetical loss in the estimated fair value of the interest rate swap is estimated to approximate $61 thousand and $14 thousand, respectively.
The Corporation has invested in other derivative instruments in order to diversify its investment in securities and participate in foreign stock markets. During the year 2005, the Corporation has invested in two structured note agreements amounting to $5.0 million each, where the interest income received is linked to the performance of the Dow Jones Euro STOXX 50 and Nikkei 225 Equity Indexes (the Indexes). Under these agreements the principal invested by the Corporation is protected, the only amount that varies according to the performance of the Indexes is the interest to be received upon the maturity of the instruments. Should the Indexes experience a negative performance during the holding period of the structured notes, no interest will be received and no amount will be paid to the issuer of the structured notes. The contingent interest payment component within the structured note agreements meets the definition of an embedded derivative. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, the embedded derivative component of the structured note is separated from the structured notes and accounted for separately as a derivative instrument. The derivative component of the structured notes exposes the Corporation to credit risk and market risk. The Corporation minimizes credit risk by entering into transactions with high-quality counterparties. The market risk is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2005, the fair value of the derivative component of the structured notes amounted to $5.3 million and is included within the other assets in the consolidated balance sheets. Assuming an immediate decrease of 10% in the period end Indexes as of December 31, 2005, the hypothetical loss in the estimated fair value of the derivative component of the structured notes is estimated to be approximately $533 thousand. The investment component of the structured notes, which fair value amounted to $7.3 million as of December 31, 2005, is accounted for as a held-to-maturity debt security and is included within the investment in securities in the consolidated balance sheet and its risk measurement is evaluated along the other investments in the Other Than Trading section of this item.
Item 8. Financial Statements and Supplementary Data.
Financial Statements
For the audited consolidated financial statements as of December 31, 2005 and 2004 for the three years ended December 31, 2005 see Index to financial statements in “Item 15. Exhibits and Financial Statement Schedules” to this Annual Report on Form 10-K.
Selected Quarterly Financial Data
For the selected quarterly financial data corresponding to the years 2005 and 2004, see note 26 of the audited consolidated financial statements as of December 31, 2005, 2004 and 2003.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2005.
Changes in Internal Controls
There were no significant changes in the Corporation’s disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.
Item 9B.Other Information.
Not applicable.
Part III
Item 10. Directors and Executive Officers of the Registrant.
For the Code of Ethics adopted by Corporation, see Exhibit 14.1 to this Annual Report on Form 10-K.
The remaining information required by this item is incorporated by reference to the sections “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance”, “Executive Officers”, “Other Relationships, Transactions and Events”, “Audit Committee Report” and “Audit Committed Financial Expert” included in the Corporation’s definitive Proxy Statement.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the section “Report of the Compensation Committee on Executive Compensation” “Executive Compensation,” and “Compensation Committee Interlocks and Insider Participation” included in the Corporation’s definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the section “Shares Beneficially Owned by Directors and Executive Officers of the Corporation” included in the Corporation’s definitive Proxy Statement.
Item 13. Certain Relationships and Related Transactions.
The information required by this item is incorporated by reference to the section “Other Relationships, Transactions and Events” included in the Corporation’s definitive Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the section “Disclosure of Audit Fees” included in the Corporation’s definitive Proxy Statement.
Item 15. Exhibits and Financial Statements Schedules.
Financial Statements and Schedules

Financial Statements	Description
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2005 and 2004
F-3	Consolidated Statements of Earnings for the years ended December 31, 2005, 2004 and 2003
F-4	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
F-7	Notes to Consolidated Financial Statements – December 31, 2005, 2004 and 2003

Financial Statements
Schedules	Description
S-1	Schedule II – Condensed Financial Information of the Registrant
S-2	Schedule III – Supplementary Insurance Information
S-3	Schedule IV – Reinsurance
S-4	Schedule V – Valuation and Qualifying Accounts
Schedule I – Summary of Investments was omitted because the information is disclosed in the notes to the audited consolidated financial statements. Schedule VI – Supplemental Information Concerning Property Casualty Insurance Operations was omitted because the schedule is not applicable to the Corporation.
Exhibits

Exhibits	Description
3(i)	Articles of Incorporation of Triple-S Management Corporation as amended (English Translation) (incorporated herein by reference to Exhibit 3(i) to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).
3(ii)	By-Laws of Triple-S Management Corporation as amended (English Translation) (incorporated herein by reference to Exhibit 3(ii) to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).
10.1	Puerto Rico Health Insurance Contract for the Metro-North Region (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003 (File No. 0-49762)).
10.1 (a)	Extension to the Puerto Rico Health Insurance Contract for the Metro-North Region (incorporate herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 (File No. 0-49762)).
10.2	Puerto Rico Health Insurance Contract for the North Region (incorporated herein by reference to Exhibit 10.2 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003 (File No. 0-49762)).
10.2 (a)	Extension to the Puerto Rico Health Insurance Contract for the North Region (incorporate herein by reference to Exhibit 10.2 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 (File No. 0-49762)).
10.3	Puerto Rico Health Insurance Contract for the South-West Region (incorporated herein by reference to Exhibit 10.3 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003 (File No. 0-49762)).

10.3 (a)	Extension to the Puerto Rico Health Insurance Contract for the South-West Region (incorporate herein by reference to Exhibit 10.3 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 (File No. 0-49762)).
10.4	Employment Contract with Mr. Ramón Ruiz Comas, CPA (incorporated herein by reference to Exhibit 10.4 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).
10.5	Employment Contract with Ms. Socorro Rivas, CPA (incorporated herein by reference to Exhibit 10.5 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2002 (File No. 0-49762)).
10.6	Employment Contract with Dr. Alejandro Franco (incorporated herein by reference to Exhibit 10.9 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
10.7	Federal Employees Health Benefits Contract (incorporated herein by reference to Exhibit 10.5 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
10.8	Credit Agreement with FirstBank Puerto Rico in the amount of $41,000,000 (incorporated herein by reference to Exhibit 10.6 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
10.9	Credit Agreement with FirstBank Puerto Rico in the amount of $20,000,000 (incorporated herein by reference to Exhibit 10.7 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
10.10	Non-Contributory Retirement Program (incorporated herein by reference to Exhibit 10.8 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
10.11	License and other Agreements with Blue Shield (incorporated herein by reference to Exhibit 10.10 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
10.12	Employment Contract with Dr. Francisco Joglar-Pesquera (incorporated herein by reference to Exhibit 10.2 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2005 (File No. 0-49762)).
10.13	Stock Purchase Agreement by and between Triple-S Management Corporation and Great American Financial Resources, Inc. dated December 15, 2005 (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K filed on December 21, 2005 (File No. 0-49762)).
10.14	Reinsurance Agreement between Great American Life Assurance Company of Puerto Rico and Seguros de Vida Triple-S, Inc. dated December 15, 2005.
10.15	6.30% Senior Unsecured Notes Due September 2019 Note Purchase Agreement, dated September 30, 2004, between Triple-S Management Corporation, Triple-S, Inc. and various institutional accredited investors.
10.16	6.60% Senior Unsecured Notes Due December 2020 Note Purchase Agreement, dated December 15, 2005, between Triple-S Management Corporation and various institutional accredited investors.
11.1	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the years ended December 31, 2005, 2004 and 2003 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the notes to the consolidated financial statements.
12.1	Statement re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the years ended December 31, 2005, 2004 and 2003 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.
13.1	Triple-S Management Corporation Annual Report to Shareholders for the year ended December 31, 2005.
14.1	Code of Ethics
31.1	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.
32.2	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.
21.1	List of Subsidiaries of the Corporation (incorporated herein by reference to Exhibit 21 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).
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
Triple-S Management Corporation
Registrant

By:	/s/ Ramón M. Ruiz-Comas	Date:	March 30, 2006

Ramón M. Ruiz-Comas
President and Chief Executive Officer

By:	/s/ Juan J. Román	Date:	March 30, 2006

Juan J. Román
Vice President of Finance and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilmer Rodríguez-Silva, MD	Date:	March 30, 2006

Wilmer Rodríguez-Silva, MD
Director and Chairman of the Board

By:	/s/ Mario S. Belaval	Date:	March 30, 2006

Mr. Mario S. Belaval
Director and Vice-Chairman of the Board

By:	/s/ Jesús R. Sánchez-Colón, MD	Date:	March 30, 2006

Jesús R. Sánchez-Colón, MD
Director and Secretary of the Board

By:	/s/ Miguel Nazario-Franco	Date:	March 30, 2006

Miguel Nazario-Franco
Director and Assistant Secretary of the Board

By:	/s/ Vicente J. León-Irizarry, CPA	Date:	March 30, 2006

Vicente J. León-Irizarry, CPA
Director and Treasurer of the Board

By:	/s/ Adamina Soto-Mártinez, CPA	Date:	March 30, 2006

Adamina Soto-Mártinez, CPA
Director and Assistant Treasurer of the Board

By:	/s/ Valeriano Alicea-Cruz, MD	Date:	March 30, 2006

Valeriano Alicea-Cruz, MD
Director

By:	/s/ José Árturo Álvarez-Gallardo	Date:	March 30, 2006

Mr. José Árturo Álvarez-Gallardo
Director

By:	/s/ Arturo R. Córdova-López, MD	Date:	March 30, 2006

Arturo R. Córdova-López, MD
Director

By:	/s/ Carmen Ana Culpeper-Ramírez	Date:	March 30, 2006

Ms. Carmen Ana Culpeper-Ramírez
Director

By:	/s/ Porfirio E. Díaz-Torres, MD	Date:	March 30, 2006

Porfirio E. Díaz-Torres, MD
Director

By:	/s/ Manuel Figueroa-Collazo, PE	Date:	March 30, 2006

Manuel Figueroa-Collazo, PE, Ph.D.
Director

By:	/s/ José Hawayek-Alemañy, MD	Date:	March 30, 2006

José Hawayek-Alemañy, MD
Director

By:	/s/ Fernando L. Longo, MD	Date:	March 30, 2006

Fernando L. Longo, MD
Director

By:	/s/ Wilfredo López-Hernández, MD	Date:	March 30, 2006

Wilfredo López-Hernández, MD
Director

By:	/s/ Juan E. Rodríguez-Díaz, Esq.	Date:	March 30, 2006

Juan E. Rodríguez-Díaz, Esq.
Director

By:	/s/ Manuel Suárez-Méndez, P.E.	Date:	March 30, 2006

Manuel Suárez-Méndez, P.E.
Director

By:	/s/ Fernando J. Ysern Borrás, MD	Date:	March 30, 2006

Fernando J. Ysern Borrás, MD
Director

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(With Independent Auditors’ Report Thereon)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Triple-S Management Corporation:
We have audited the accompanying consolidated balance sheets of Triple-S Management Corporation and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triple-S Management Corporation and Subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
March 17, 2006
San Juan, Puerto Rico
Stamp No. 2102444 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(Dollar amounts in thousands, except per share data)

	2005	2004
Assets
Investments and cash:
Securities held for trading, at fair value:
Fixed maturities (amortized cost of $70,668 in 2004)	$—	72,423
Equity securities (cost of $69,397 in 2005 and $74,824 in 2004)	78,215	86,596
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $524,287 in 2005 and $444,135 in 2004)	515,174	444,637
Equity securities (cost of $38,675 in 2005 and $34,309 in 2004)	51,810	59,186
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $20,760 in 2005 and $14,503 in 2004)	21,129	14,280
Cash and cash equivalents	48,978	35,115

Total investments and cash	715,306	712,237

Premium and other receivables, net	244,038	113,323
Deferred policy acquisition costs	81,568	18,712
Property and equipment, net	34,709	32,364
Net deferred tax asset	2,151	—
Other assets	59,690	43,021

Total assets	$1,137,462	919,657

Liabilities and Stockholders’ Equity

Claim liabilities:
Claims processed and incomplete	$139,694	137,282
Unreported losses	143,224	127,324
Unpaid loss-adjustment expenses	14,645	14,719

Total claim liabilities	297,563	279,325

Future policy benefits reserve related to funds withheld reinsurance	118,635	—
Unearned premiums	95,703	84,583
Annuity contracts	41,738	34,071
Liability to Federal Employees’ Health Benefits Program	4,356	9,791
Accounts payable and accrued liabilities	106,468	100,388
Short-term borrowings	1,740	1,700
Long-term borrowings	150,590	95,730
Income tax payable	—	1,827
Net deferred tax liability	—	1,969
Additional minimum pension liability	11,966	8,840

Total liabilities	828,759	618,224

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 8,904 shares at December 31, 2005 and 2004	356	356
Additional paid-in capital	150,408	150,408
Retained earnings	162,964	134,531
Accumulated other comprehensive income (loss)	(5,025)	16,138

	308,703	301,433

Commitments and contingencies

Total liabilities and stockholders’ equity	$1,137,462	919,657

See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2005	2004	2003
Revenue:
Premiums earned, net	$1,380,204	1,298,959	1,264,395
Amounts attributable to self-funded arrangements	210,905	179,166	160,127
Less amounts attributable to claims under self-funded arrangements	(196,460)	(169,924)	(151,806)

	1,394,649	1,308,201	1,272,716

Net investment income	29,029	26,499	24,679
Net realized investment gains	7,161	10,968	8,365
Net unrealized investment gain (loss) on trading securities	(4,709)	3,042	14,893
Other income, net	3,732	3,360	4,703

Total revenue	1,429,862	1,352,070	1,325,356

Benefits and expenses:
Claims incurred	1,208,367	1,115,793	1,065,350
Operating expenses, net of reimbursement for services	181,703	171,879	165,149
Interest expense	7,595	4,581	3,231

Total benefits and expenses	1,397,665	1,292,253	1,233,730

Income before taxes	32,197	59,817	91,626

Income tax expense (benefit):
Current	3,924	14,285	70,793
Deferred	(160)	(271)	(5,396)

Total income taxes	3,764	14,014	65,397

Net income	$28,433	45,803	26,229

Basic net income per share	$3,193	5,135	2,857
See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Years ended December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholders’
	stock	capital	earnings	income (loss)	equity
Balance, December 31, 2002	$373	150,406	62,499	18,386	231,664

Stock redemption	(12)	1	—	—	(11)
Comprehensive income:
Net income	—	—	26,229	—	26,229
Net unrealized change in investment securities	—	—	—	(6,022)	(6,022)
Net change in minimum pension liability	—	—	—	2,292	2,292
Net change in fair value of cash-flow hedges	—	—	—	103	103

Total comprehensive income					22,602

Balance, December 31, 2003	361	150,407	88,728	14,759	254,255

Stock redemption	(5)	1	—	—	(4)
Comprehensive income:
Net income	—	—	45,803	—	45,803
Net unrealized change in investment securities	—	—	—	1,101	1,101
Net change in minimum pension liability	—	—	—	(3)	(3)
Net change in fair value of cash-flow hedges	—	—	—	281	281

Total comprehensive income					47,182

Balance, December 31, 2004	356	150,408	134,531	16,138	301,433

Comprehensive income:
Net income	—	—	28,433	—	28,433
Net unrealized change in investment securities	—	—	—	(18,832)	(18,832)
Net change in minimum pension liability	—	—	—	(2,788)	(2,788)
Net change in fair value of cash-flow hedges	—	—	—	457	457

Total comprehensive income					7,270

Balance, December 31, 2005	$356	150,408	162,964	(5,025)	308,703

See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2005	2004	2003
Cash flows from operating activities:
Premiums collected	$1,388,623	1,302,383	1,267,127
Cash paid to suppliers and employees	(257,822)	(182,333)	(169,160)
Claim losses and benefits paid	(1,193,548)	(1,092,817)	(1,066,527)
Interest received	28,826	27,065	25,139
Income taxes paid	(9,118)	(44,680)	(39,287)
Proceeds from trading securities sold or matured:
Fixed maturities	102,667	50,330	77,582
Equity securities	36,156	26,523	28,924
Acquisition of investments in trading portfolio:
Fixed maturities	(30,502)	(54,550)	(96,237)
Equity securities	(25,785)	(38,700)	(38,956)
Interest paid	(5,351)	(3,578)	(2,866)
Expense reimbursement from Medicare	13,886	13,980	11,387
Contingency reserve funds from FEHBP	1,059	5,217	13,023

Net cash provided by operating activities	49,091	8,840	10,149

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	13,099	86,112	129,868
Fixed maturities matured	22,822	69,258	196,961
Equity securities	3,488	8,436	16,778
Securities held to maturity:
Fixed maturities matured	1,816	1,322	1,010
Acquisition of investments:
Securities available for sale:
Fixed maturities	(118,758)	(194,016)	(416,759)
Equity securities	(6,876)	(2,435)	(14,824)
Securities held to maturity:
Fixed maturities	(8,495)	(10,154)	(537)
Capital expenditures	(7,574)	(3,494)	(3,205)
Proceeds from sale of property and equipment	—	15	63

Net cash used in investing activities	(100,478)	(44,956)	(90,645)

5	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2005	2004	2003
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	$3,914	6,730	(2,739)
Repayments of short-term borrowings	(174,035)	(57,355)	—
Proceeds from short-term borrowings	174,075	20,355	38,700
Repayments of long-term borrowings	(5,140)	(2,645)	(1,640)
Proceeds from long-term borrowings	60,000	50,000	—
Redemption of common stock	—	(4)	(11)
Proceeds from annuity contracts	11,510	11,002	13,471
Surrenders of annuity contracts	(5,074)	(4,595)	(2,318)

Net cash provided by financing activities	65,250	23,488	45,463

Net increase (decrease) in cash and cash equivalents	13,863	(12,628)	(35,033)
Cash and cash equivalents, beginning of year	35,115	47,743	82,776

Cash and cash equivalents, end of year	$48,978	35,115	47,743

See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(1)	Organization
(a)	Nature of Business

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

(b)	Reorganization of the Business

On December 6, 1996, the Commissioner of Insurance issued an order to annul the sale of 1,582 shares of common stock that TSI repurchased from the estate of deceased stockholders. TSI contested such order through administrative and judicial review processes. Consequently, the sale of 1,582 shares was cancelled and the amounts paid returned to each former stockholder. During the year 2000, the Commissioner of Insurance issued a pronouncement providing further clarification of the content and effect of the order. This order also required that all corporate decisions undertaken by TSI through the vote of its stockholders of record, be ratified in a stockholders’ meeting or in a subsequent referendum. In November 2000, TSM, as the sole stockholder of TSI, ratified all such decisions. Furthermore, on November 19, 2000, TSM held a special stockholders’ meeting, where a ratification of these decisions was undertaken except for the resolutions related to the approval of the reorganization of TSI and its subsidiaries. This resolution did not reach the two-thirds majority required by the order because the number of shares that were present and represented at the meeting was below such amount (total shares present and represented in the stockholders’ meeting was 64%). As stipulated in the order, TSM began the process to conduct a referendum among its stockholders in order to ratify such resolution. The process was later suspended because upon further review of the

7	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
scope of the order, the Commissioner of Insurance issued an opinion in a letter dated January 8, 2002, which indicated that the ratification of the corporate reorganization was not required.

In another letter to TSI dated March 14, 2002, the Commissioner of Insurance stated that the ratification of the corporate reorganization was not required and that TSI had complied with the Commissioner of Insurance’s order of December 6, 1996 related to the corporate reorganization. Thereafter, two of TSM’s stockholders filed a petition for review of the Commissioner of Insurance’s determination before the Puerto Rico Circuit Court of Appeals. Such petition was opposed by TSI and by the Commissioner of Insurance.

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

On October 25, 2002, the Puerto Rico Circuit Court of Appeals dismissed the Commissioner of Insurance’s Motion for Reconsideration.

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

On June 26, 2003, the two shareholders presented a Writ of Certiorari before the Supreme Court of Puerto Rico. TSI and TSM filed a motion opposing the issuance of the writ. The Supreme Court of Puerto Rico issued the writ on August 22, 2003, when it ordered that the Puerto Rico Circuit Court of Appeals transmit the record of the case. On December 1, 2003, the two shareholders filed a motion submitting their case on the basis of their original petition. TSI filed its brief on December 30, 2003, while the Commissioner of Insurance, in turn, filed a separate brief on December 31, 2003. On June 24, 2004, the Supreme Court of Puerto Rico ordered the plaintiffs to file a brief in support of their allegations. The outcome of the case is pending before the Supreme Court of Puerto Rico. It is the opinion of the management and its legal counsels that the corporate reorganization as approved is in full force and effect.
(2)	Significant Accounting Policies

The following are the significant accounting policies followed by the Company and its subsidiaries:
(a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (GAAP). These principles are established primarily by the

8	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
Financial Accounting Standards Board (FASB) and the American Institute of Certified Public Accountants.

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Cash Equivalents

Cash equivalents of $28,030 and $3,617 at December 31, 2005 and 2004, respectively, consist principally of certificates of deposit and obligations of the Commonwealth of Puerto Rico and the U.S. Treasury with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(c)	Investments

Investment in securities at December 31, 2005 and 2004 consists mainly of U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, obligations of state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt, and equity securities. The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities classified as held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Unrealized holding gains and losses on trading securities are included in operations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from operations and are reported as a separate component of other comprehensive income until realized. Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in operations for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of other comprehensive income. The unrealized holding gains or losses included in the separate component of other comprehensive income for securities transferred from available for sale to held to maturity, are maintained and amortized into operations over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

A decline in the fair value of any available-for-sale or held-to-maturity security below cost, that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and

9	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, market conditions, changes in value subsequent to period-end and forecasted performance of the investee.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

Realized gains and losses from the sale of available-for-sale securities are included in operations and are determined on a specific-identification basis.

(d)	Revenue Recognition

Subscriber premiums on health and life insurance policies are billed in advance of their respective coverage period and the related revenue is recorded as earned during the coverage period. The premiums of TSI and SVTS are billed in the month prior to the effective date of the policy with a grace period of one month. If the insured fails to pay, the policy can be canceled at the end of the grace period at the option of the companies. Health and life insurance premiums are reported as earned when due.

Certain groups have health insurance contracts that provide for the group to be at risk for all or a portion of their claims experience. For these groups, the Company is not at risk and only handles the administration of the insurance coverage for an administrative fee. The Company pays claims under self-funded arrangements from its own bank accounts, and subsequently receives reimbursement from the self-funded groups. Revenue recorded under the self-funded arrangements are recognized based on the incurred claims for the period plus administrative and other fees and are labeled as amounts attributable to self-funded arrangements in the accompanying consolidated statements of earnings. In addition, some of these self-funded groups purchase aggregate and/or specific stop-loss coverage. In exchange for a premium, the group’s aggregate liability or the group’s liability on any one episode of care is capped for the year. Premiums for the stop-loss coverage are actuarially determined based on experience and other factors and are recorded as earned over the period of the contract in proportion to the coverage provided. This fully-insured portion of premiums is included within the premiums earned, net in the accompanying consolidated statements of earnings. In addition, accounts for certain self-insured groups are charged or credited with interest expense or income as provided by the group’s contracts.

10	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
The detail by funding option of the amount of revenue attributable to self-funded arrangements for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Self-funded portion:
Reimbursement for claims incurred	$195,390	165,921	147,972
Administrative fees	15,515	13,245	12,155

Totals	$210,905	179,166	160,127

Fully insured portion:
Stop-loss premiums	$1,117	1,436	1,234
Organ transplant premiums	775	1,100	927

Totals	$1,892	2,536	2,161

Premiums on property and casualty contracts are recognized as earned on a pro rata basis over the policy term. The portion of premiums related to the period prior to the end of coverage is recorded in the consolidated balance sheets as unearned premiums and is transferred to premium revenue as earned.

(e)	Allowance for Doubtful Receivables

The allowance for doubtful receivables is based on management’s evaluation of the aging of accounts and such other factors, which deserve current recognition. Actual results could differ from these estimates. Receivables are charged against their respective allowance accounts when deemed to be uncollectible.

(f)	Deferred Policy Acquisition Costs

Certain costs for acquiring property and casualty, and life and disability insurance business are deferred by the Company. In the property and casualty business these costs mainly relate to commissions incurred during the production of business and are deferred and amortized ratably over the terms of the policies. In the life and disability insurance business the deferred acquisition costs mainly relate to the production of life, annuity, accident and health, and credit business. The amortization of the deferred acquisition costs of the life and disability insurance business is provided considering interest, over the anticipated premium paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies. The expected premium revenue of the life and disability insurance subsidiary is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits. Cost deferred by the life and disability insurance segment related to interest sensitive products are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, and surrender charges.

11	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
The method used in calculating deferred policy acquisition costs limits the amount of such deferred costs to actual costs or their estimated realizable value, whichever is lower. In determining estimated realizable value, the method considers the premiums to be earned, related investment income, losses and loss-adjustment expenses, and certain other costs expected to be incurred as the premiums are earned.

Amortization of deferred policy acquisition costs in 2005, 2004, and 2003 was $23,401, $22,454, and $19,580, respectively.

Acquisition costs related to health insurance policies are expensed as incurred.

(g)	Property and Equipment

Property and equipment are stated at cost. Maintenance and repairs are expensed as incurred. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Costs of computer equipment, programs, systems, installations, and enhancements are capitalized and amortized straight-line over their estimated useful lives. The following is a summary of the estimated useful lives of the Company’s property and equipment:

Estimated
Asset category	useful life
Buildings	20 to 50 years
Building improvements	3 to 5 years
Leasehold improvements	Shorter of estimated useful
life or lease term
Office furniture	5 years
Equipment	3 years
(h)	Claim Liabilities

Claims processed and incomplete and unreported losses for health insurance policies represent the estimated amounts to be paid to providers based on experience and accumulated statistical data. Loss-adjustment expenses related to such claims are accrued currently based on estimated future expenses necessary to process such claims.

TSI contracts with various independent practice associations (IPAs) for certain medical care services provided to managed care policies subscribers. The IPAs are compensated on a capitation basis. TSI retains a portion of the capitation payments to provide for incurred but not reported losses. At December 31, 2005 and 2004, total withholdings and capitation payable amounted to $27,327 and $27,924, respectively, which are recorded as part of the liability for claims processed and incomplete in the accompanying consolidated balance sheets.

The liability for losses and loss-adjustment expenses for STS represents individual case estimates for reported claims and estimates for unreported losses, net of any salvage and subrogation based on past

12	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
experience modified for current trends and estimates of expenses for investigating and settling claims.

The liability for policy and contract claims of SVTS is based on the amount of benefits contractually determined for reported claims, and on estimates, based on past experience modified for current trends, for unreported claims.

The above liabilities are necessarily based on estimates and, while management believes that the amounts are adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in the consolidated statements of earnings in the period determined.

(i)	Annuity Contracts

Amounts received for annuity contracts are considered deposits and recorded as a liability. Interest accrued on such annuities, which amounted to $1,230, $1,004, and $721 during the years ended December 31, 2005, 2004, and 2003, respectively, is recorded as interest expense in the accompanying consolidated statements of earnings.

(j)	Reinsurance
(i)	Reinsurance Ceded

In the normal course of business, the insurance-related subsidiaries seek to limit their exposure that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

Reinsurance premiums, commissions, and expense reimbursements, related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. Accordingly, reinsurance premiums are reported as prepaid reinsurance premiums and amortized over the remaining contract period in proportion to the amount of insurance protection provided.

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

(ii)	Reinsurance Assumed

SVTS in an effort to participate in the individual life insurance business, reinsures premiums of this line of business on a coinsurance funds withheld basis.

13	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
In this arrangement, SVTS shares proportionally in all of the risks inherent in the underlying policies, including mortality, persistency, and fluctuations in the investment results. In this agreement SVTS agrees to indemnify the primary insurer for a portion of the risks associated with the underlying insurance policies in exchange for a proportionate share of the premiums. Under coinsurance funds withheld arrangements the primary insurer retains the ownership of the assets supporting the reserves of the reinsured business, however, SVTS participates in the investment income and risks associated with the assets.

Reinsurance premiums, claims incurred and commissions and other expenses related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Assumed premiums and SVTS’s share of losses have been reported as premiums earned and losses incurred, respectively. Commissions and other deferrable expenses paid by SVTS in connection with reinsurance assumed have been accounted for as policy acquisition costs and are deferred and amortized accordingly.
(k)	Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133. This statement, as amended, requires that all derivative instruments, whether or not designated in hedging relationships, be recorded on the balance sheets at their respective fair values. Changes in the fair value of derivative instruments are recorded in earnings, unless specific hedge accounting criteria are met in which case the change in fair value of the instrument is recorded within other comprehensive income.

On the date the derivative contract designated as a hedging instrument is entered into, the Company designates the instrument as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge), a foreign currency fair value or cash-flow hedge (foreign-currency hedge), or a hedge of a net investment in a foreign operation. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or

14	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. However, if a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within other comprehensive income. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair-value hedge or a cash-flow hedge is reported in earnings. Changes in the fair value of derivative trading instruments are reported in current period earnings.

The Company discontinues hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative expires or is sold, terminated, or exercised, the derivative is de-designated as a hedging instrument, because it is unlikely that a forecasted transaction will occur, a hedged firm commitment no longer meets the definition of a firm commitment, or management determines that designation of the derivative as a hedging instrument is no longer appropriate.

In all situations in which hedge accounting is discontinued and the derivative is retained, the Company continues to carry the derivative at its fair value on the balance sheet and recognizes any subsequent changes in its fair value in earnings. When hedge accounting is discontinued because it is determined that the derivative no longer qualifies as an effective fair-value hedge, the Company no longer adjusts the hedged asset or liability for changes in fair value. The adjustment of the carrying amount of the hedged asset or liability is accounted for in the same manner as other components of the carrying amount of that asset or liability. When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Company removes any asset or liability that was recorded pursuant to recognition of the firm commitment from the balance sheet, and recognizes any gain or loss in earnings. When it is probable that a forecasted transaction will not occur, the Company discontinues hedge accounting if not already done and recognizes immediately in earnings gains and losses that were accumulated in other comprehensive income.

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

15	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(m)	Insurance-related Assessments

The Company accounts for insurance-related assessments in accordance with the provisions of Statement of Position (SOP) No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-related Assessments. This SOP prescribes liability recognition when the following three conditions are met: (1) the assessment has been imposed or the information available prior to the issuance of the financial statements indicates it is probable that an assessment will be imposed; (2) the event obligating an entity to pay (underlying cause of) an imposed or probable assessment has occurred on or before the date of the financial statements; and (3) the amount of the assessment can be reasonably estimated. Also, this SOP provides for the recognition of an asset when the paid or accrued assessment is recoverable through either premium taxes or policy surcharges.

(n)	Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation, in accordance with SFAS No. 141, Business Combinations. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

(o)	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The most significant items on the consolidated balance

16	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
sheets that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the claim liabilities and the allowance for doubtful receivables. As additional information becomes available (or actual amounts are determinable), the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are adequate.

(p)	Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in corporate bonds, premiums receivable, accrued interest receivable, and other receivables.

The fair value information of financial instruments in the accompanying consolidated financial statements was determined as follows:
(i)	Cash and Cash Equivalents

The carrying amount approximates fair value because of the short-term nature of such instruments.

(ii)	Investment in Securities

The fair value of investment securities is estimated based on quoted market prices for those or similar investments. Additional information pertinent to the estimated fair value of investment in securities is included in note 4.

(iii)	Receivables, Accounts Payable, and Accrued Liabilities

The carrying amount of receivables, accounts payable, and accrued liabilities approximates fair value because they mature and should be collected or paid within 12 months after December 31.

(iv)	Annuity Contracts

The fair value of annuity contracts is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.

(v)	Short-term Borrowings

The carrying amount of securities sold under agreements to repurchase is a reasonable estimate of fair value due to its short-term nature.

17	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(vi)	Long-term Borrowings

The carrying amounts and fair value of the Company’s long-term borrowings are as follows:

	2005		2004
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Loans payable to bank	$40,590	40,590	45,730	45,730
6.3% senior unsecured notes payable	50,000	49,546	50,000	50,000
6.6% senior unsecured notes payable	60,000	60,000	—	—

Totals	$150,590	150,136	95,730	95,730

The carrying amount of the loans payable to bank approximates fair value due to its floating interest-rate structure. The fair value of the senior unsecured notes payable was determined using market quotations. Additional information pertinent to long-term borrowings is included in note 11.

(vii)	Derivative Instruments

Current market pricing models were used to estimate fair value of interest-rate swap agreement and structured notes agreements. Fair values were determined using market quotations provided by outside securities consultants or prices provided by market makers. Additional information pertinent to the estimated fair value of derivative instruments is included in note 12.
(q)	Earnings Per Share

The Company calculates and presents earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share exclude dilution and are computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding for the period (see note 22). There is no potential dilution that could affect basic earnings per share.

(r)	Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates an exception in APB 29 for recognizing nonmonetary exchanges of similar productive assets at fair value and replaces it with an exception for recognizing exchanges of nonmonetary assets at fair value that do not have commercial substance. This statement will be effective for the Company for nonmonetary asset exchanges occurring on or after January 1, 2006. The adoption of this Statement is not expected to have any impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 establishes, unless impracticable, retrospective application as the required method for

18	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. This statement will be effective for the Company for any accounting changes and error corrections occurring after January 1, 2006.

(s)	Reclassification

Certain amounts in the 2004 and 2003 financial statements were reclassified to conform with the 2005 presentation.
(3)	Segment Information

The operations of the Company are conducted principally through four business segments. Business segments were identified according to the type of insurance products offered. These segments and a description of their respective operations are as follows:
•	Health Insurance - Commercial Program -TSI is engaged in three principal underwriting activities, which are its Commercial Plan, the Reform Program, and the Federal Employees’ Health Benefits Program (FEHBP). The insurance coverage of the Health Insurance - Commercial Program is provided by TSI and comprises the health insurance coverage subscribed to all commercial groups and some government entities. The Reform Program is considered a separate segment and is described in the following paragraph. The Commercial Program offers a fee-for-service type plan through five distinct markets: corporate sector; individual sector; local government sector, covering the employees of the Commonwealth of Puerto Rico; federal government program, covering federal government employees within Puerto Rico; Medicare Advantage; and the Medicare supplement plan (Medigap). The premiums for this segment are mainly originated through TSI’s internal sales force and a network of brokers and independent agents. TSI is a qualified contractor to provide health insurance coverage to federal government employees within Puerto Rico. The contract with the U.S. Office of Personnel Management (OPM) is subject to termination in the event of noncompliance not corrected to the satisfaction of OPM (see note 9). Under its Commercial Program, TSI provides health insurance coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $64,623, $67,082, and $65,947 for the three-year period ended December 31, 2005, 2004, and 2003, respectively. TSI also processes and pays claims as fiscal intermediary for the Medicare — Part B Program in Puerto Rico and is reimbursed for operating expenses (see note 15).

•	Health Insurance - Reform Program - This type of insurance is also provided by TSI and the business subscribed within this segment is awarded periodically by the Commonwealth of Puerto Rico’s central government. The Reform program provides health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the Commonwealth of Puerto Rico. The Reform consists of a single policy with the same benefits for each qualified medically indigent citizen. The government segregates Puerto Rico by areas or regions. Each area is awarded to an insurance company through a bidding process. Commencing on July 1, 2002, TSI was awarded three of the eight geographical areas: North, Metro-North, and Southwest. All Reform contracts are subject to termination, with a prior written notice of 90 days, in the event of noncompliance not corrected or cured to the satisfaction of the Commonwealth of Puerto Rico or in the event the government determines that there are not enough funds for the payment of premiums. In addition, the Reform

19	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
contracts stipulate that in the event that the net income for any given contract year, as defined, exceeds 2.5% of the premiums collected for the related contract year, TSI, through the Reform program, would need to return 75% of this excess to the Government of Puerto Rico.

•	Property and Casualty Insurance - This type of insurance is provided by STS. The predominant insurance lines of business of this segment are commercial multiple peril, auto physical damage, auto liability, and dwelling. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to STS, net of commissions. Remittances are due 60 days after the closing date of the general agent’s account current.

•	Life and Disability Insurance - This type of insurance is provided by SVTS, which offers primarily group life, group short- and long-term disability insurance coverage, and the administration of individual retirement accounts and annuities. The premiums for this segment are mainly subscribed through a network of brokers and independent agents. SVTS has a coinsurance funds withheld agreement with Great American Life Assurance Company of Puerto Rico (GA Life). Under the terms of this agreement SVTS assumes 69% of the business written of GA Life (see note 16).
The Company’s Life and Disability Insurance segment met one of the quantitative thresholds determined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, that require separate disclosure of an operating segment. Thus, the Life and Disability Insurance segment is presented as a reportable segment in the year ended December 31, 2005. The segment information for the years ended December 31, 2004 and 2003 has been restated to present the results of operations and financial position of the Life and Disability operating segment separate from the Company’s other nonreportable operating segments.

The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in the notes to consolidated financial statements. The Company evaluates performance based primarily on the net income of each segment. Services provided between reportable segments are done at transfer prices which approximate fair value. The financial data of each segment is accounted for separately; therefore no segment allocation is necessary. However, certain operating expenses are centrally managed, therefore requiring an allocation to each segment. Most of these expenses are distributed to each segment based on different parameters, such as payroll hours, processed claims, or square footage, among others. In addition, some depreciable assets are kept by one segment, while allocating the depreciation expense to other segments. The allocation of the depreciation expense is based on the proportion of asset use by each segment. Certain expenses are not allocated to the segments and are kept within TSM’s operations.

The following tables summarize the operations by operating segment for the three-year period ended December 31, 2005, 2004, and 2003.

20	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2005
	Operating segment
		Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total
Premiums earned, net	$765,468	510,839	86,767	17,130	—	1,380,204
Amounts attributable to self-funded arrangements	210,905	—	—	—	—	210,905
Less amounts attributable to claims under self-funded arrangements	(196,460)	—	—	—	—	(196,460)
Intersegment premiums/service revenue	4,274	—	—	—	50,004	54,278

	784,187	510,839	86,767	17,130	50,004	1,448,927

Net investment income	13,904	2,945	8,706	3,018	—	28,573
Net realized investment gains (losses)	5,936	(86)	1,243	68	—	7,161
Net unrealized investment loss on trading securities	(4,388)	—	(298)	(23)	—	(4,709)
Other income (expense), net	3,258	(20)	169	189	—	3,596

Total revenue	$802,897	513,678	96,587	20,382	50,004	1,483,548

Net income (loss)	$15,384	(43)	9,863	2,098	302	27,604
Claims incurred	677,870	478,008	43,587	8,902	—	1,208,367
Operating expenses, net of reimbursement for services	103,562	36,432	39,642	8,201	49,461	237,298
Depreciation expense, included in operating expenses	2,963	677	439	62	—	4,141
Interest expense	4,510	970	—	1,323	—	6,803
Income tax expense (benefit)	1,571	(1,689)	3,495	(142)	241	3,476
Segment assets	459,288	82,685	307,228	271,615	4,310	1,125,126

Significant noncash items:
Net change in unrealized gain on securities available for sale	(12,432)	(1,301)	(3,090)	(1,844)	—	(18,667)
Net change in minimum pension liability	(2,048)	—	(142)	(76)	(453)	(2,719)

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

21	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2004
	Operating segment
		Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total
Premiums earned, net	$711,547	484,742	86,228	16,442	—	1,298,959
Amounts attributable to self-funded arrangements	179,166	—	—	—	—	179,166
Less amounts attributable to claims under self-funded arrangements	(169,924)	—	—	—	—	(169,924)
Intersegment premiums/service revenue	3,945	—	—	—	47,971	51,916

	724,734	484,742	86,228	16,442	47,971	1,360,117

Net investment income	12,590	3,109	7,668	2,778	—	26,145
Net realized investment gains	9,040	128	1,087	713	—	10,968
Net unrealized investment gain on trading securities	1,879	—	801	362	—	3,042
Other income (expense), net	269	(30)	2,675	240	—	3,154
Total revenue	$748,512	487,949	98,459	20,535	47,971	1,403,426

Net income	$23,757	9,250	11,085	996	363	45,451
Claims incurred	620,751	437,834	45,977	11,231	—	1,115,793
Operating expenses, net of reimbursement for services	94,930	35,777	40,182	7,347	46,856	225,092
Depreciation expense, included in operating expenses	2,841	789	418	177	—	4,225
Interest expense	1,928	428	4	1,004	—	3,364
Income tax expense (benefit)	7,146	4,660	1,211	(43)	752	13,726
Segment assets	443,710	84,627	282,393	87,135	3,578	901,443

Significant noncash items:
Net change in unrealized gain on securities available for sale	523	(151)	867	(156)	—	1,083
Net change in minimum pension liability	313	—	(60)	(49)	(265)	(61)

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

22	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2003
	Operating segment
		Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total
Premiums earned, net	$691,044	477,614	78,334	17,403	—	1,264,395
Amounts attributable to self-funded arrangements	160,127	—	—	—	—	160,127
Less amounts attributable to claims under self-funded arrangements	(151,806)	—	—	—	—	(151,806)
Intersegment premiums/service revenue	3,488	—	—	—	45,989	49,477

	702,853	477,614	78,334	17,403	45,989	1,322,193

Net investment income	10,734	4,476	6,824	2,345	—	24,379
Net realized investment gains	6,345	53	722	595	—	7,715
Net unrealized investment gain (loss) on trading securities	11,157	1,848	2,045	(157)	—	14,893
Other income (loss), net	196	(30)	4,154	74	—	4,394

Total revenue	$731,285	483,961	92,079	20,260	45,989	1,373,574

Net income	$49,071	14,034	9,677	3,716	1,238	77,736
Claims incurred	584,448	428,045	43,390	9,467	—	1,065,350
Operating expenses, net of reimbursement for services	92,264	34,637	37,354	6,036	44,538	214,829
Depreciation expense, included in operating expenses	3,106	945	423	120	5	4,599
Interest expense	862	366	—	721	—	1,949
Income tax expense	4,640	6,879	1,658	320	213	13,710
Segment assets	407,031	86,535	239,478	72,475	2,055	807,574

Significant noncash items:
Net change in unrealized gain on securities available for sale	(5,226)	—	(527)	220	—	(5,533)
Net change in minimum pension liability	2,385	—	(23)	(8)	(47)	2,307

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

23	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
Reconciliation of Reportable Segment Totals with Financial Statements

	2005	2004	2003
Total revenue
Revenue for reportable segments	$1,433,544	1,355,455	1,327,585
Revenue for other segments	50,004	47,971	45,989

	1,483,548	1,403,426	1,373,574

Elimination of intersegment earned premiums	(4,274)	(3,945)	(3,488)
Elimination of intersegment service revenue	(50,004)	(47,971)	(45,989)
Unallocated amount:
Revenue from external sources	592	560	1,259

	(53,686)	(51,356)	(48,218)

Total consolidated revenue	$1,429,862	1,352,070	1,325,356

	2005	2004	2003
Net income
Net income for reportable segments	$27,302	45,088	76,498
Net income for other segments	302	363	1,238

	27,604	45,451	77,736

Elimination of TSM charges:
Rent expense	6,588	6,084	6,283
Interest expense	1,353	734	658

	7,941	6,818	6,941

Unallocated amounts related to TSM:
General and administrative expenses	(5,271)	(4,787)	(6,080)
Income tax expense	(288)	(288)	(51,687)
Interest expense	(2,145)	(1,951)	(1,940)
Other revenue from external sources	592	560	1,259

	(7,112)	(6,466)	(58,448)

Consolidated net income	$28,433	45,803	26,229

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2005	2004
Assets
Total assets for reportable segments	$1,120,816	897,865
Total assets for other segments	4,310	3,578

	1,125,126	901,443

Elimination entries — intersegment receivables and others	(28,705)	(21,717)

Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	11,054	12,236
Property and equipment, net	24,760	25,577
Other assets	5,227	2,118

	41,041	39,931

Consolidated assets	$1,137,462	919,657

	2005
	Segment		Consolidated
Other significant items	totals	Adjustments (*)	totals
Claims incurred	$1,208,367	—	1,208,367
Operating expenses	237,298	(55,595)	181,703
Depreciation expense	4,141	1,089	5,230
Interest expense	6,803	792	7,595
Income taxes	3,476	288	3,764

Significant noncash items:
Net change in unrealized gain on securities available for sale	(18,667)	(165)	(18,832)
Net change in minimum pension liability	(2,719)	(69)	(2,788)

	2004
	Segment		Consolidated
Other significant items	totals	Adjustments (*)	totals
Claims incurred	$1,115,793	—	1,115,793
Operating expenses	225,092	(53,213)	171,879
Depreciation expense	4,225	1,118	5,343
Interest expense	3,364	1,217	4,581
Income taxes	13,726	288	14,014

Significant noncash items:
Net change in unrealized gain on securities available for sale	1,083	18	1,101
Net change in minimum pension liability	(61)	58	(3)

	2003
	Segment		Consolidated
Other significant items	totals	Adjustments (*)	totals
Claims incurred	$1,065,350	—	1,065,350
Operating expenses	214,829	(49,680)	165,149
Depreciation expense	4,599	1,110	5,709
Interest expense	1,949	1,282	3,231
Income taxes	13,710	51,687	65,397

Significant noncash items:
Net change in unrealized gain on securities available for sale	(5,533)	(489)	(6,022)
Net change in minimum pension liability	2,307	(15)	2,292

*	Adjustments represent principally TSM operations and eliminations of intersegment charges.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(4)	Investment in Securities
The amortized cost for debt and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale, and held-to-maturity securities by major security type and class of security at December 31, 2005 and 2004, were as follows:

2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Trading securities:
Equity securities	$69,397	11,378	(2,560)	78,215

	2004
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Trading securities:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$23,978	601	(41)	24,538
Corporate debt securities	46,690	1,444	(249)	47,885

Total fixed maturities	70,668	2,045	(290)	72,423

Equity securities	74,824	13,496	(1,724)	86,596

Totals	$145,492	15,541	(2,014)	159,019

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$426,391	21	(7,754)	418,658
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	55,388	522	(1,304)	54,606
Corporate bonds	6,535	61	(104)	6,492
Mortgage-backed securities	4,667	58	(58)	4,667
Collateralized mortgage obligations	31,306	32	(587)	30,751

Total fixed maturities	524,287	694	(9,807)	515,174

Equity securities	38,675	14,550	(1,415)	51,810

Totals	$562,962	15,244	(11,222)	566,984

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2004
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$337,045	1,012	(967)	337,090
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	62,331	1,231	(971)	62,591
Obligations of state and political subdivisions	500	2	—	502
Corporate bonds	5,771	48	(3)	5,816
Mortgage-backed securities	12,430	160	(43)	12,547
Collateralized mortgage obligations	26,058	206	(173)	26,091

Total fixed maturities	444,135	2,659	(2,157)	444,637

Equity securities	34,309	24,913	(36)	59,186

Totals	$478,444	27,572	(2,193)	503,823

	2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$5,993	—	(143)	5,850
Mortgage-backed securities	4,282	—	(79)	4,203
Corporate bonds	9,693	—	(401)	9,292
Certificates of deposit	161	—	—	161
Index linked certificate of deposit	1,000	254	—	1,254

Totals	$21,129	254	(623)	20,760

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2004
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$5,991	24	—	6,015
Mortgage-backed securities	5,126	4	(22)	5,108
Corporate bonds	2,007	—	(2)	2,005
Certificates of deposit	156	—	—	156
Index linked certificate of deposit	1,000	219	—	1,219

Totals	$14,280	247	(24)	14,503

Fair values for debt securities were determined using market quotations provided by outside securities consultants or prices provided by market makers. The fair values for equity securities were determined using market quotations on the principal public exchange markets.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2005 and 2004 were as follows:

	2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
Securities available for sale:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$243,470	(3,683)	161,654	(4,071)	405,124	(7,754)
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	2,886	(113)	35,368	(1,191)	38,254	(1,304)
Corporate bonds	2,391	(44)	1,944	(60)	4,335	(104)
Mortgage-backed securities	—	—	3,174	(58)	3,174	(58)
Collateralized mortgage obligations	14,725	(227)	14,457	(360)	29,182	(587)

Total fixed maturities	263,472	(4,067)	216,597	(5,740)	480,069	(9,807)

Equity securities	13,359	(1,288)	3,059	(127)	16,418	(1,415)

Totals for securities available for sale	$276,831	(5,355)	219,656	(5,867)	496,487	(11,222)

Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$5,850	(143)	—	—	5,850	(143)
Mortgage-backed securities	598	(2)	3,605	(77)	4,203	(79)
Corporate bonds	9,292	(401)	—	—	9,292	(401)

Totals for securities held to maturity	$15,740	(546)	3,605	(77)	19,345	(623)

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2004
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
Securities available for sale:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$79,145	(368)	70,249	(599)	149,394	(967)
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	15,648	(415)	19,129	(556)	34,777	(971)
Corporate bonds	—	—	497	(3)	497	(3)
Mortgage-backed securities	4,649	(32)	3,311	(11)	7,960	(43)
Collateralized mortgage obligations	9,493	(94)	6,997	(79)	16,490	(173)

Total fixed maturities	108,935	(909)	100,183	(1,248)	209,118	(2,157)

Equity securities	2,416	(20)	2,734	(16)	5,150	(36)

Totals for securities available for sale	$111,351	(929)	102,917	(1,264)	214,268	(2,193)

Securities held to maturity:
Mortgage-backed securities	$2,138	(13)	2,131	(9)	4,269	(22)
Corporate bonds	2,005	(2)	—	—	2,005	(2)

Totals for securities held to maturity	$4,143	(15)	2,131	(9)	6,274	(24)

The Company regularly monitors and evaluates the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Company’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Company determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the year ended December 31, 2005, the Company recognized an other-than-temporary impairment amounting to $1,036 on one of its equity securities classified as available for sale. No impairments were identified nor recognized by the Company during the years 2004 and 2003.
The unrealized losses on investments were mainly caused by interest rate increases and market fluctuations, except for the unrealized loss associated with the equity security for which an other-than-temporary impairment was recognized. Because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
Maturities of investment securities classified as available for sale and held to maturity were as follows at December 31, 2005:

	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$21,620	21,432
Due after one year through five years	282,175	277,316
Due after five years through ten years	160,031	157,146
Due after ten years	24,488	23,862
Collateralized mortgage obligations	31,306	30,751
Mortgage-backed securities	4,667	4,667

	$524,287	515,174

Securities held to maturity:
Due in one year or less	$161	161
Due after one year through five years	8,998	9,048
Due after five years through ten years	7,688	7,348
Mortgage-backed securities	4,282	4,203

	$21,129	20,760

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.
Investments with an amortized cost of $3,496 and $2,763 (fair value of $3,553 and $2,967) at December 31, 2005 and 2004, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code the Commonwealth of Puerto Rico (the Insurance Code).
The following investments were held as collateral by financial institutions:
•	Investments with a face value of $1,885 and $1,800 (fair value of $1,832 and $1,792) at December 31, 2005 and 2004, respectively, were held as collateral for the short-term borrowings of the Company (see note 10).

•	Investments with a face value of $500 and $2,010 (fair value of $480 and $1,979) at December 31, 2005 and 2004, respectively, were held as collateral for the Company’s interest-rate swap agreement (see note 12).
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
Information regarding realized and unrealized gains and losses from investments for the years ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Realized gains (losses):
Fixed maturity securities:
Trading securities:
Gross gains from sales	$2,235	594	1,480
Gross losses from sales	(542)	(492)	(257)

	1,693	102	1,223

Available for sale:
Gross gains from sales	137	123	971
Gross losses from sales	(214)	(241)	(632)

	(77)	(118)	339

Total debt securities	1,616	(16)	1,562

Equity securities:
Trading securities:
Gross gains from sales	6,339	5,608	2,739
Gross losses from sales	(1,776)	(1,056)	(6,529)

	4,563	4,552	(3,790)

Available for sale:
Gross gains from sales	2,043	6,432	10,593
Gross losses from sales	(1,061)	—	—

	982	6,432	10,593

Total equity securities	5,545	10,984	6,803

Net realized gains on securities	$7,161	10,968	8,365

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2005	2004	2003
Changes in unrealized gains (losses):
Recognized in income:
Fixed maturities — trading	$(1,755)	(7)	(1,068)
Equity securities — trading	(2,954)	3,049	15,961

	$(4,709)	3,042	14,893

Recognized in accumulated other comprehensive income:
Fixed maturities — available for sale	$(9,615)	(1,481)	(3,783)
Equity securities — available for sale	(11,742)	2,714	(4)

	$(21,357)	1,233	(3,787)

Not recognized in the consolidated financial statements:
Fixed maturities — held to maturity	$(592)	110	119
Deferred tax liability on unrealized gains and losses recognized in accumulated other comprehensive income during the years 2005, 2004, and 2003 aggregated $805, $3,330, and $3,198, respectively.

As of December 31, 2005, investments in obligations that are payable from and secured by the same source of revenue or taxing authority, other than investment instruments of the U.S. and the Commonwealth of Puerto Rico governments, did not exceed 10% of stockholders’ equity. As of December 31, 2005, no investment in equity securities individually exceeded 10% of stockholders’ equity.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(5) Net Investment Income
Components of net investment income were as follows:

	Year ended December 31
	2005	2004	2003
Bonds and notes	$21,691	20,108	16,443
Mortgage-backed securities	1,415	1,023	1,495
Collateralized mortgage obligations	988	930	2,367
Zero coupons	553	428	731
Common and preferred stocks	2,821	2,799	2,385
Securities purchased under agreement to resell	—	—	72
Other	1,670	1,532	1,434

Subtotal	29,138	26,820	24,927

Less investment expenses	109	321	248

Total	$29,029	26,499	24,679

(6) Premium and Other Receivables, Net
Premium and other receivables as of December 31 were as follows:

	2005	2004
Premium	$53,391	45,451
Self-funded group receivables	21,620	17,717
FEHBP	9,491	9,346
Accrued interest	5,074	5,080
Funds withheld reinsurance receivable	118,635	—
Reinsurance recoverable on paid losses	33,915	30,496
Other	14,152	16,406

	256,278	124,496

Less allowance for doubtful receivables:
Premium	7,792	6,456
Other	4,448	4,717

	12,240	11,173

Premium and other receivables, net	$244,038	113,323

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(7) Property and Equipment, Net
Property and equipment as of December 31 are composed of the following:

	2005	2004
Land	$6,531	6,531
Buildings and leasehold improvements	35,860	33,272
Office furniture and equipment	11,937	10,298
Computer equipment	26,130	24,867
Automobiles	239	250

	80,697	75,218

Less accumulated depreciation and amortization	45,988	42,854

Property and equipment, net	$34,709	32,364

(8) Claim Liabilities
The activity in the total claim liabilities during 2005, 2004, and 2003 is as follows:

	2005	2004	2003
Claim liabilities at beginning of year	$279,325	247,920	244,582
Reinsurance recoverable on claim liabilities	(26,555)	(19,357)	(13,589)

Net claim liabilities at beginning of year	252,770	228,563	230,993

Incurred claims and loss-adjustment expenses:
Current period insured events	1,195,066	1,112,325	1,081,570
Prior period insured events	13,301	3,468	(16,220)

Total	1,208,367	1,115,793	1,065,350

Payments of losses and loss-adjustment expenses:
Current period insured events	1,004,060	920,173	906,098
Prior period insured events	188,234	171,413	161,682

Total	1,192,294	1,091,586	1,067,780

Net claim liabilities at end of year	268,843	252,770	228,563

Reinsurance recoverable on claim liabilities	28,720	26,555	19,357

Claim liabilities at end of year	$297,563	279,325	247,920

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
The amount of incurred claims and loss-adjustment expenses for prior period insured events for the years 2005 and 2004 are due to higher than expected cost per service and utilization trends. The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the year 2003 is due primarily to better than expected utilization trends.

Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.
(9) Federal Employees’ Health Benefits Program (FEHBP)
TSI entered into a contract, renewable annually, with OPM as authorized by the Federal Employees’ Health Benefits Act of 1959, as amended, to provide health benefits under the FEHBP. The FEHBP covers postal and federal employees resident in the Commonwealth of Puerto Rico as well as retirees and eligible dependents. The FEHBP is financed through a negotiated contribution made by the federal government and employees’ payroll deductions.

The accounting policies for the FEHBP are the same as those described in the Company’s summary of significant accounting policies. Premium rates are determined annually by TSI and approved by the federal government. Claims are paid to providers based on the guidelines determined by the federal government. Operating expenses are allocated from TSI’s operations to the FEHBP based on applicable allocation guidelines (such as, the number of claims processed for each program).

The operations of the FEHBP do not result in any excess or deficiency of revenue or expense as this program has a special account available to compensate any excess or deficiency on its operations to the benefit or detriment of the federal government. Any transfer to/from the special account necessary to cover any excess or deficiency in the operations of the FEHBP is recorded as a reduction/increment to the premiums earned. The contract with OPM provides that the cumulative excess of the FEHBP earned income over health benefits charges and expenses represents a restricted fund balance denoted as the special account. Upon termination of the contract and satisfaction of all the FEHBP’s obligations, any unused remainder of the special reserve would revert to the Federal Employees Health Benefit Fund. In the event that the contract terminates and the special reserve is not sufficient to meet the FEHBP’s obligations, the FEHBP contingency reserve will be used to meet such obligations. If the contingency reserve is not sufficient to meet such obligations, the Company is at risk for the amount not covered by the contingency reserve.

The contract with OPM allows for the payment of service fees as negotiated between TSI and OPM. Service fees, which are included within the other income, net in the accompanying consolidated statements of earnings, amounted to $800, $778, and $626, respectively, for each of the years in the three-year period ended December 31, 2005.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
The following summarizes the operations of the FEHBP for each of the years in the three-year period ended December 31, 2005:

	2005	2004	2003
Premiums earned:
Billed	$106,687	105,246	91,241
Transfer from special account	6,494	2,897	12,618

	113,181	108,143	103,859

Underwriting costs:
Claims incurred	107,624	102,126	97,428
Operating expenses	5,318	5,521	6,054

Total underwriting costs	112,942	107,647	103,482

Underwriting gain	$239	496	377

Interest income	$561	282	249
Other expense	(800)	(778)	(626)

Total interest income and other expense, net	$(239)	(496)	(377)

The changes in the special account during 2005 and 2004 are as follows:

	2005	2004
Funds payable at beginning of year	$9,791	7,471
Transfer to premiums earned by the FEHBP	(6,494)	(2,897)
Contingency reserve payments	1,059	5,217

Funds payable at end of year	$4,356	9,791

The account for the FEHBP is related to the following accounts in the consolidated balance sheets as of December 31, 2005 and 2004:

	2005	2004
Cash, cash equivalents, and investments	$14,368	17,154
Premiums, accrued interest and other receivables	9,550	9,381
Claim liabilities, including related unpaid loss-adjustment expenses	(9,842)	(9,920)
Due to TSI	(9,720)	(6,824)

	$4,356	9,791

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations. Accordingly, such reserve is not reflected in the accompanying balance sheets. The balance of such reserve as of December 31, 2005 and 2004 was $19,353 and $18,415, respectively. The Company received $1,059, $5,217, and $13,023, of payments made from the contingency reserve fund of OPM during 2005, 2004, and 2003, respectively.

The claim payments and operating expenses charged to the FEHBP are subject to audit by the U.S. government. Management is of the opinion that an adjustment, if any, resulting from such audits will not have a significant effect on the accompanying financial statements. The claim payments and operating expenses reimbursed in connection with the FEHBP have been audited through 1998 by OPM.
(10) Short-term Borrowings
Short-term borrowings of $1,740 and $1,700 at December 31, 2005 and 2004, respectively, represent securities sold under agreements to repurchase. The agreement outstanding at December 31, 2005 matures in January 2006 and accrues interest at London Interbank Offered Rate (LIBOR) (interest rate of 4.45%).

The investment securities underlying such agreements were delivered to the dealers with whom the agreements were transacted. The dealers may have sold, loaned, or otherwise disposed of such securities in the normal course of business operations, but have agreed to resell to the Company substantially the same securities on the maturity dates of the agreements.

At December 31, 2005 and 2004, investment securities available for sale with fair value of $1,832 and $1,792 (face value of $1,885 and $1,800) were pledged as collateral under these agreements.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(11) Long-term Borrowings
A summary of long-term borrowings entered by the Company at December 31, 2005 and 2004 is as follows:

	2005	2004
Secured note payable of $20,000, payable in various different installments up to August 31, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over LIBOR selected (which was 5.71% and 3.32% at December 31, 2005 and 2004, respectively).	$11,500	15,000

Senior unsecured notes payable of $50,000 due September 2019. Interest is payable semiannually at a fixed rate of 6.30%.	50,000	50,000

Senior unsecured notes payable of $60,000 due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	60,000	—

Secured loan payable of $41,000, payable in monthly installments of $137 up to July 1, 2024, plus interest at a rate reset periodically of 100 basis points over LIBOR selected (which was 5.29% and 3.30% at December 31, 2005 and 2004, respectively).	29,090	30,730

Total long-term borrowings	$150,590	95,730

Aggregate maturities of the Company’s long-term borrowings as of December 31, 2005 are summarized as follows:

Year ended December 31:
2006	$1,640
2007	13,140
2008	1,640
2009	1,640
2010	1,640
Thereafter	130,890

$150,590

As of December 31, 2005, the Company has the following senior unsecured notes payable:
•	6.30% senior unsecured notes payable of $50,000 due on September 2019 (the 6.30% notes). These notes were issued on September 30, 2004 and are unconditionally guaranteed as to payment of
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
principal, premium, if any, and interest by the Company. The 6.30% notes were privately placed to various institutional investors under a note purchase agreement between TSI, the Company, and the investors. Debt issuance costs amounting to $600 were deferred and will be amortized using the straight-line method over the term of the 6.30% notes. These notes can be prepaid after five years at par, in total or partially, as determined by the Company.

•	6.60% senior unsecured notes payable of $60,000 due on December 2020 (the 6.60% notes). These notes were issued on December 21, 2005. Debt issuance costs amounting to $580 were deferred and will be amortized using the straight-line method over the term of the 6.60% notes. These notes can be prepaid after five years at par, in total or partially, as determined by the Company.
Both the 6.30% and the 6.60% senior unsecured notes contain certain covenants with which TSI and the Company have complied with at December 31, 2005.

Unamortized debt issuance costs related to the 6.30% and the 6.60% senior unsecured notes as of December 31, 2005 and 2004 amounted to $1,129 and $589, respectively, and are included within the other assets in the accompanying consolidated balance sheets.

The credit agreement related to the $20,000 secured note payable calls for repayments of principal amount of not less than $250 and in integral multiples of $50. The aggregate principal amounts shall be reduced annually to the amounts specified on or before the dates described below:

Required
principal
outstanding
Date	balance
August 1, 2006	$12,000
August 1, 2007	—
The loan and note payable previously described are guaranteed by a first position held by the bank on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the loans under a continuing general security agreement. These credit facilities contain certain covenants, which are normal in this type of credit facility, which the Company has complied with at December 31, 2005 and 2004.

Interest expense on the above long-term borrowings amounted to $5,168, $2,005, and $1,302 for the years ended December 31, 2005, 2004, and 2003, respectively.
(12) Derivative Instruments and Hedging Activities
The Company uses derivative instruments to manage the risks associated with changes in interest rates and to diversify the composition of its investment in securities.

By using derivative financial instruments the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
value of a derivative contract is positive, the counterparty is obligated to the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates, currency exchange rates, commodity prices, or market indexes. The market risk associated with derivative instruments is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.
(a)	Cash Flow Hedge

The Company has invested in an interest-rate related derivative hedging instrument to manage its exposure on its debt instruments.

The Company assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate cash flow risk attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

The Company has a variable-rate debt that was used to finance the acquisition of real estate from subsidiaries (see note 11). The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, on December 6, 2002, management entered into an interest-rate swap agreement, with an effective date of April 1, 2003, to manage fluctuations in cash flows resulting from interest rate risk. The maturity date of the interest-rate swap agreement is March 30, 2008. This swap economically changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest-rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.

Changes in the fair value of the interest-rate swap, designated as a hedging instrument that effectively offsets the variability of cash flows associated with the variable-rate of the long-term debt obligation, are reported in accumulated other comprehensive income, net of the related tax effect. This amount is subsequently reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings. During the years ended December 31, 2005 and 2004, the Company recorded $127 and $734 of interest expense related to this agreement. No amount representing cash-flow hedge ineffectiveness was recorded since the terms of the swap agreement allow the Company to assume no ineffectiveness in the agreement.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
As of December 31, 2005, the fair market value of the interest rate swap amounted to $607 and was included within the other assets in the accompanying consolidated balance sheets. As of December 31, 2004, the fair market value of the interest-rate swap amounted to $142 and was included within the accounts payable and accrued liabilities in the accompanying consolidated balance sheets. There were no cash-flow hedges discontinued during 2005.

(b)	Other Derivative Instruments

The Company has invested in other derivative instruments in order to diversify its investment in securities and participate in the foreign stock market.

During 2005 the Company invested in two structured note agreements amounting to $5,000 each, where the interest income received is linked to the performance of the Dow Jones Euro STOXX 50 and Nikkei 225 Equity Indexes (the Indexes). Under these agreements the principal invested by the Company is protected, the only amount that varies according to the performance of the Indexes is the interest to be received upon the maturity of the instruments. Should the Indexes experience a negative performance during the holding period of the structured notes, no interest will be received and no amount will be paid to the issuer of the structured notes. The contingent interest payment component within the structured note agreements meets the definition of an embedded derivative. In accordance with the provisions of SFAS No. 133, as amended, the embedded derivative component of the structured notes is separated from the structured notes and accounted for separately as a derivative instrument.

The changes in the fair value of the embedded derivative component are recorded as gains or losses in earnings in the period of change. During the year ended December 31, 2005 the Company recorded a gain associated with the change in the fair value of this derivative component of $2,833 that is included within the other income, net of the consolidated statement of earnings.

As of December 31, 2005, the fair value of the derivative component of the structured notes amounted to $5,331 and is included within the Company’s other assets in the consolidated balance sheets. The investment component of the structured notes is accounted for as held-to-maturity debt securities and is included within the investment in securities in the consolidated balance sheets. As of December 31, 2005 the fair value and amortized cost of the investment component of both structured notes amounted to $7,348 and $7,688, respectively.
(13) Retained Earnings and Stockholders’ Equity
As members of the BCBSA, the Company and TSI are required by membership standards of the association to maintain liquidity as defined by BCBSA. That is, to maintain net worth exceeding the Company Action Level as defined in the National Association of Insurance Commissioners’ (NAIC) Risk-Based Capital for Insurers Model Act. The companies are in compliance with this requirement.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(14) Comprehensive Income
The accumulated balances for each classification of comprehensive income are as follows:

				Accumulated
	Unrealized	Minimum		other
	gains on	pension	Cash-flow	comprehensive
	securities	liability	hedges	income
Beginning balance	$22,049	(5,825)	(86)	16,138

Net current period change	(18,102)	(2,788)	457	(20,433)
Reclassification adjustments for gains and losses reclassified in income	(730)	—	—	(730)

Ending balance	$3,217	(8,613)	371	(5,025)

The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2005 and 2004 are as follows:

	2005
		Deferred tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains on securities arising during the period	$(20,452)	2,350	(18,102)
Less reclassification adjustment for gains and losses realized in income	(905)	175	(730)

Net change in unrealized gain	(21,357)	2,525	(18,832)

Minimum pension liability adjustment	(4,515)	1,727	(2,788)
Cash-flow hedges	749	(292)	457

Net current period change	$(25,123)	3,960	(21,163)

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2004
	Deferred tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains on securities arising during the period	$7,547	451	7,998
Less reclassification adjustment for gains and losses realized in income	(6,314)	(583)	(6,897)

Net change in unrealized gain	1,233	(132)	1,101

Minimum pension liability adjustment	35	(38)	(3)
Cash-flow hedges	459	(178)	281

Net current period change	$1,727	(348)	1,379

	2003
	Deferred tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains on securities arising during the period	$7,145	(3,575)	3,570
Less reclassification adjustment for gains and losses realized in income	(10,932)	1,340	(9,592)

Net change in unrealized gain	(3,787)	(2,235)	(6,022)

Minimum pension liability adjustment	(681)	2,973	2,292
Cash-flow hedges	81	22	103

Net current period change	$(4,387)	760	(3,627)

(15) Agency Contract and Expense Reimbursement
TSI processes and pays claims as fiscal intermediary for the Medicare — Part B Program. Claims from this program, which are excluded from the accompanying consolidated statements of earnings, amounted to $618,725, $625,841, and $579,300 for each of the years in the three-year period ended December 31, 2005.

TSI is reimbursed for administrative expenses incurred in performing this service. For the years ended December 31, 2005, 2004, and 2003, TSI was reimbursed by $13,886, $13,980, and $11,387, respectively, for such services which are deducted from operating expenses in the accompanying consolidated statements of earnings.

The operating expense reimbursements in connection with processing Medicare claims have been audited through 1997 by federal government representatives. Management is of the opinion that no significant adjustments will be made affecting cost reimbursements through December 31, 2005.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(16)	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

	Premiums earned			Claims incurred
	2005	2004	2003	2005	2004	2003
Gross	$1,447,054	1,359,140	1,315,981	1,225,065	1,133,238	1,080,207
Ceded	(67,250)	(60,181)	(51,586)	(16,698)	(17,445)	(14,857)
Assumed	400	—	—	—	—	—

Net	$1,380,204	1,298,959	1,264,395	1,208,367	1,115,793	1,065,350

(a)	Reinsurance Ceded Activity

STS and SVTS, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company. Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders. In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts. During 2005 and 2004, STS placed 9% of its reinsurance business with one reinsurance company.

STS has a number of pro rata and excess of loss reinsurance treaties whereby the subsidiary retains for its own account all loss payments for each occurrence that does not exceed the stated amount in the agreements and a catastrophe cover, whereby it protects itself from a loss or disaster of a catastrophic nature. Under these treaties, STS ceded premiums of $59,244, $52,214, and $43,770 in 2005, 2004, and 2003, respectively.

Reinsurance cessions are made on excess of loss and on a proportional basis. Principal reinsurance agreements are as follows:
•	Property quota share treaty covering for a maximum of $20,000 for any one risk. Only 42.5% of this treaty was placed with reinsurers. The remaining exposure was covered by a property per risk excess of loss treaty, which provides reinsurance in excess of $500 up to a maximum of $12,500 or the remaining 57.5% for any one risk. STS also has an additional property catastrophe excess of loss contract, which provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $10,000.

•	Personal property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $100,000.

•	Commercial property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $180,000.

•	Property catastrophe excess of loss. This treaty provides protection for losses in excess of $110,000 and $180,000 with respect to personal and commercial lines, respectively, resulting from any catastrophe, subject to a maximum loss of $90,000.

46	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
•	Personal lines quota share. This treaty provides protection of 10.0% on all ground-up losses, subject to a limit of $1,000 for any one risk.

•	Reinstatement premium protection. This treaty provides a maximum limit of $2,200 in personal lines and $5,200 in commercial lines to cover the necessity of reinstating the catastrophe program in the event it is activated.

•	Casualty excess of loss treaty. This treaty provides reinsurance for losses in excess of $150 up to a maximum of $11,850.

•	Medical malpractice excess of loss. This treaty provides reinsurance in excess of $150 up to a maximum of $1,500 per incident.

•	Builders’ risk quota share and first surplus covering contractors’ risk. This treaty provides protection on a 20/80 quota share basis for the initial $2,500 and a first surplus of $10,000 for a maximum of $12,000 for any one risk.

•	Surety quota share treaty covering contract and miscellaneous surety bond business. This treaty provides reinsurance of up to $3,000 for contract surety bonds, subject to an aggregate of $7,000 per contractor and $2,000 per miscellaneous surety bond.
Facultative reinsurance is obtained when coverage per risk is required, on a proportional basis. All reinsurance contracts are for a period of one year, on a calendar basis, and are subject to modifications and negotiations in each renewal.

SVTS cedes insurance with seven reinsurers. Insurance is ceded on pro rata, facultative excess of loss and catastrophic bases. Under the pro rata agreement, SVTS reinsures 50% of the risk up to $250 on the life of any participating individual of certain groups insured. Under this treaty, SVTS ceded premiums of $2,227 in 2005, $2,291 in 2004, and $2,236 in 2003.

The life insurance facultative excess of loss agreements provide for SVTS to retain a portion of the losses on the life of any participating individual of certain groups insured. Any excess will be recovered from the reinsurer. This agreement provides for various retentions ($25, $50, and $75) of the losses. Under this facultative treaty, SVTS ceded premiums of approximately $982 in 2005, $908 in 2004, and $756 in 2003.

SVTS also has a facultative excess of loss agreements for the supplemental health benefits insurance risk. This agreement provides for SVTS to retain $20 of the losses on any participating individual. Any excess will be recovered from the reinsurer. Under this facultative treaty, SVTS ceded premiums of approximately $44 and $3 in 2005 and 2004, respectively. No premiums were ceded during the year 2003.

SVTS also has facultative pro rata agreements for the long-term disability insurance risk as follows:
•	A long-term disability insurance treaty where SVTS reinsures 65% of the risk. Premiums ceded under this agreement amount to $4,576, $4,521 and $4,507 in 2005, 2004, and 2003, respectively.

47	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
•	A long-term disability insurance treaty where SVTS reinsures 75% of the risk. Premiums ceded under this agreement amounted to $21, $118, and $133 during the years 2005, 2004, and 2003, respectively.
The accidental death catastrophic reinsurance covers each and every accident arising out of one event or occurrence resulting in the death or dismemberment of five or more persons. SVTS’s retention for each event is $250 with a maximum of $1,000 for each event and $2,000 per year. Under this treaty, the Company ceded premiums of $117 in 2005, $82 in 2004, and $90 in 2003.

The ceded unearned reinsurance premiums on STS arising from these reinsurance transactions amounted to $17,475 and $13,751 at December 31, 2005 and 2004, respectively and are reported as other assets in the accompanying consolidated balance sheets.

(b)	Reinsurance Assumed Activity

On December 22, 2005, SVTS entered into a coinsurance funds withheld agreement with GA Life. Under the terms of this agreement SVTS will assume 69% of all the business written as of and after the effective date of the agreement. On the effective date of the agreement, SVTS paid an initial ceding commission of $60,000 for its participation in the business written by GA Life as of and after the effective date of the agreement. This amount is considered a policy acquisition cost and was deferred and will be amortized accordingly.

As in other coinsurance funds withheld agreements, GA Life invests the premiums received from policyholders, pays commissions, processes claims and engages in other administrative activities. GA Life also carries the reserves for the policies written as well as the underlying investments purchased with the premiums received from policyholders.

As of December 31, 2005 SVTS’s share of the reserves held by GA Life amounted to $118,635 and are included in the consolidated balance sheets as future policy benefits reserve related to funds withheld reinsurance. The funds withheld reinsurance receivable presented within the premium and other receivables, net in the consolidated balance sheets represents the subsidiary’s share of the assets supporting the reserves of the reinsured business and amounted to $118,635 as of December 31, 2005. The coinsurance funds withheld receivable is supported by certain GA Life’s investments specified in the coinsurance funds withheld agreement. These investments consist of fixed income securities (U.S. Treasury securities) and are to be included in a trust on behalf of SVTS. GA Life must deposit these investments in the trust within 90 days of the effective date of the agreement.
(17)	Income Taxes

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

48	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
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

The closing agreement also stipulates that TSM will pay taxes (Department of the Treasury tax assessment) on TSI’s accumulated statutory net income, in accordance with the income recognition methodology applied by the Secretary of the Treasury in the closing agreement and the ruling mentioned above. This tax ruling established the following methodology for TSM to determine its tax liability:
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

TSI, STS, and SVTS are also subject to federal income taxes for foreign source dividend income. No federal income taxes were recognized for 2005, 2004, and 2003.

SVTS operates as a qualified domestic life insurance company and is subject to the alternative minimum tax and taxes on its capital gains.

TSM, TCI, and ISI are subject to Puerto Rico income taxes as a regular corporation, as defined in the P.R. Code, as amended.

49	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	2005	2004	2003
Income before taxes	$32,197	59,817	91,626
Statutory tax rate	39.0%	39.0%	39.0%

Income tax expense at statutory rate of 39%	12,557	23,329	35,734

Increase (decrease) in taxes resulting from:
Exempt interest income	(7,441)	(5,819)	(5,516)
Alternative minimum tax	—	—	320
Excess of regular tax over capital gain tax on SVTS	(752)	(327)	—
Excess of regular tax over alternative minimum tax on SVTS	—	—	(1,164)
Effect of using earnings under statutory accounting principles instead of U.S. GAAP earnings for TSI and STS tax computations	(84)	(487)	(7,014)
Effect of taxing capital gains at a preferential rate	(1,762)	(2,631)	(1,826)
Department of the Treasury tax assessment	—	—	51,774
Dividends received deduction	(430)	(424)	(353)
Effect of change in TSI tax status	310	1,172	(5,023)
Other permanent disallowances, net	1,123	552	195
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	1,500	—	—
Other adjustments to deferred tax assets and liabilities	(723)	—	—
Difference between prior year income tax accrual and income tax return	(153)	(404)	—
Other	(381)	(947)	(1,730)

Total income tax expense	$3,764	14,014	65,397

50	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax liability at December 31, 2005 and 2004 of the Company and its subsidiaries is composed of the following:

	2005	2004
Deferred tax assets:
Allowance for doubtful receivables	$4,756	4,258
Additional minimum pension liability	5,303	3,576
Employee benefits plan	3,253	2,759
Postretirement benefits	1,770	1,447
Deferred compensation	1,819	2,071
Nondeductible depreciation	401	423
Impairment loss on investments	207	—
Contingency reserves	522	133
Cash-flow hedges	—	56
Other	457	419

Total gross deferred tax assets	18,488	15,142

Deferred tax liabilities:
Deferred policy acquisition costs	(7,757)	(5,347)
Catastrophe loss reserve trust fund	(5,090)	(4,873)
Unrealized gain on trading securities	(1,726)	(3,331)
Unrealized gain on securities available for sale	(805)	(3,330)
Unrealized gain on derivative instruments	(283)	—
Unamortized bond issue costs	(440)	(230)
Cash-flow hedges	(236)	—

Gross deferred tax liabilities	(16,337)	(17,111)

Net deferred tax asset (liability)	$2,151	(1,969)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that the Company will realize the benefits of these deductible differences.
(18)	Pension Plan

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

51	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
time. The measurement date used to determine pension benefit measures for the pension plan is December 31.
The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2005 and 2004, accordingly:

	2005	2004
Change in benefit obligation:
Projected benefit obligation at beginning of year	$71,078	61,336
Service cost	4,737	4,100
Interest cost	4,145	3,843
Benefit payments	(5,106)	(4,266)
Actuarial losses	9,418	6,065

Projected benefit obligation at end of year	$84,272	71,078

Accumulated benefit obligation at end of year	$61,467	51,412
At December 31, 2005 and 2004, the Company recognized an additional minimum pension liability of $14,466 and $9,999, respectively, in order to bring the accrued pension liability up to the level of the plan’s unfunded accumulated benefit obligation. This amount is offset by an intangible asset amounting to $550 and $598 as of December 31, 2005 and 2004, respectively, that is based on the outstanding unrecognized prior service cost. The net amount of the additional minimum pension liability and the intangible asset was recorded through a charge to accumulated other comprehensive income, net of a deferred tax asset of $5,303 and $3,576 at December 31, 2005 and 2004, respectively.

	2005	2004
Change in plan assets:
Fair value of plan assets at beginning of year	$42,572	32,142
Actual return on assets (net of expenses)	3,214	3,765
Employer contributions	8,821	10,931
Benefit payments	(5,106)	(4,266)

Fair value of plan assets at end of year	$49,501	42,572

Reconciliation of funded status:
Funded status	$(34,772)	(28,507)
Unrecognized prior service cost	550	598
Unrecognized actuarial loss	36,722	29,068

Prepaid benefit cost	$2,500	1,159

52	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
The components of net periodic benefit cost for 2005, 2004, and 2003 were as follows:

	2005	2004	2003
Components of net periodic benefit cost:
Service cost	$4,737	4,100	3,631
Interest cost	4,145	3,843	3,778
Expected return on assets	(3,467)	(2,549)	(2,494)
Amortization of prior service cost	48	48	48
Amortization of actuarial loss	2,017	1,706	1,569
Settlement loss	—	—	4,404

Net periodic benefit cost	$7,480	7,148	10,936

Net periodic pension expense may include settlement charges as a result of retirees selecting lump-sum distributions. Settlement charges may increase in the future if the number of eligible participants deciding to receive distributions and the amount of their benefits increases.
The following assumptions were used on a weighted average basis to determine benefit obligations of the plan as of December 31, 2005, 2004, and 2003:

	2005	2004	2003
Discount rate	5.50%	5.75%	6.25%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	Graded; 3.00%	Graded; 3.00%	Graded; 3.00%
	to 6.50%	to 6.50%	to 6.50%
The assumptions used in computing net periodic benefit cost for the years ended December 31, 2005, 2004, and 2003 were as follows:

	2005	2004	2003
Assumptions used in computing net periodic benefit cost:
Discount rate	5.75%	6.25%	6.75%
Expected return on plan assets	8.50%	8.50%	8.50%
Rate of compensation increase	Graded; 3.00%	Graded; 3.00%	Graded; 3.00%
	to 6.5%	to 6.5%	to 6.5%
The basis used to determine the overall expected long-term rate of return on assets assumption was an analysis of the historical rate of return for a portfolio with a similar asset allocation. The assumed long-term asset allocation for the plan is as follows: 53% – 67% equity securities; 26% – 36% debt securities; 4% – 12% real estate; and 0% – 4% cash.

53	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
Using historical investment returns, the plan’s expected asset mix, and adjusting for the difference between expected inflation and historical inflation, the 25th to 75th percentile range of annual rates of return is 7.1% – 8.9%.
The Company selected a rate from within this range of 8.50%, which reflects our best estimate for this assumption based on the historical data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.25% reduction for other administrative expenses charged to the trust.
(a)	Plan Assets

The Company’s weighted average asset allocations at December 31, 2005 and 2004 by asset category were as follows:

Asset category	2005	2004
Equity securities	59%	62%
Debt securities	31	28
Real estate	8	8
Other	2	2

Total	100%	100%

The Company’s plan assets are invested in the National Retirement Trust. The National Retirement Trust was formed to provide financial and legal resources to help members of the BCBSA offer retirement benefits to their employees.
The investment program for the National Retirement Trust is based on the precepts of capital market theory that are generally followed by institutional investors and who by definition, are long-term oriented investors. This philosophy holds that:
•	Increasing risk is rewarded with compensating returns over time, and therefore, prudent risk taking is justifiable for long-term investors.

•	Risk can be controlled through diversification of assets classes and investment approaches, as well as diversification of individual securities.

•	Risk is reduced by time, and over time the relative performance of different asset classes is reasonably consistent. Over the long-term, equity investments have provided and should continue to provide superior returns over other security types. Fixed-income securities can dampen volatility and provide liquidity in periods of depressed economic activity.

•	The strategic or long-term allocation of assets among various asset classes is an important driver of long-term returns.

•	Relative performance of various asset classes is unpredictable in the short-term and attempts to shift tactically between asset classes are unlikely to be rewarded.

54	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
Investments will be made for the sole interest of the participants and beneficiaries of the programs participating in the National Retirement Trust. Accordingly, the assets of the National Retirement Trust shall be invested in accordance with these objectives:
•	Ensure assets are available to meet current and future obligations of the participating programs when due.

•	Earn a minimum rate of return no less than the actuarial interest rate.

•	Earn the maximum return that can be realistically achieved in the markets over the long-term at a specified and controlled level of risk in order to minimize future contributions.

•	Invest the assets with the care, skill, and diligence that a prudent person acting in a like capacity would undertake. The Committee acknowledges that, in the process, it has the objective of controlling the costs involved with administering and managing the investments of the National Retirement Trust.
The target asset allocation for the Company is as follows: 53% – 67% equity securities; 26% – 36% debt securities; 4% – 12% real estate; and 0% – 4% cash.

(b)	Cash Flows

The Company expects to contribute $6,000 to its pension program in 2006.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ended December 31:
2006	$3,015
2007	3,330
2008	3,460
2009	4,205
2010	4,630
2011 – 2016	30,570
(19)	Catastrophe Loss Reserve Trust Fund

In accordance with the Act No. 73 of August 12, 1994, and Chapter 25 of the Insurance Code, STS is required to establish and maintain a trust fund for the payment of catastrophe losses. The establishment of this trust fund will increase the financial capacity in order to offer protection for those insurers exposed to catastrophe losses. This trust may invest its funds in securities authorized by the Insurance Code, but not in investments whose value may be affected by hazards covered by the catastrophic insurance losses. The interest earned on these investments and any realized gain (loss) on investment transactions becomes part of the reserve for catastrophic insurance losses and income (expense) of the Company. The assets in this fund, which are reported as other assets in the accompanying consolidated balance sheets, will be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

55	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
The retained earnings of STS are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance.
In addition, pursuant to Article 8 of Rule LXXII of October 15, 1999, of the Puerto Rico Insurance Code, STS is required to make a current year deposit to the fund, if any, on or before January 30 of the following year. Contributions are determined by a rate (1.0% for 2005 and 2004), imposed by the Commissioner of Insurance for the catastrophe policies written in that year. The amount deposited in the trust fund is deductible for income tax purposes.
In January 2006 and 2005, the Company deposited to the trust fund $721 and $663, respectively, corresponding to the contributions for catastrophic policies written in 2005 and 2004, respectively. The amount deposited in the trust fund may be reimbursed in the case that STS ceases to underwrite risks subject to catastrophe losses.
As of December 31, 2005 and 2004, the movement of the catastrophe loss reserve is as follows:

	2005	2004
Catastrophe loss reserve at beginning of year	$24,123	22,418
Investment income	1,025	1,042

Catastrophe loss reserve trust fund at end of year	25,148	23,460
Contribution payable	721	663

Restricted retained earnings	$25,869	24,123

The trust fund assets are composed of the following:

	2005	2004
Federal Home Loan Bank notes, at amortized cost (fair value of $17,758 and $16,269 in 2005 and 2004, respectively)	$18,297	16,598
Federal Farm Credit Bank note, at amortized cost (fair value of $4,910 and $5,035 in 2005 and 2004, respectively)	5,037	5,035
Obligations of the Commonwealth of Puerto Rico and its instrumentalities, at amortized cost (fair value of $1,541 and $1,575 in 2005 and 2004, respectively)	1,500	1,500
Accrued interest receivable	242	219
Cash and cash equivalents	72	108

	$25,148	23,460

56	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
Maturities of investments held in the catastrophe loss reserve trust fund were as follows at December 31, 2005:

	Amortized	Estimated
	cost	fair value
Due after one year through five years	$12,296	12,128
Due after five years through ten years	7,569	7,353
Due after ten years	4,969	4,728

	$24,834	24,209

(20)	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under noncancelable operating leases. Minimum annual rental commitments at December 31, 2005 under existing agreements are summarized as follows:

Year ending December 31:
2006	$1,600
2007	1,370
2008	771
2009	415
2010	371
Thereafter	190

Total	$4,717

Rental expense for 2005, 2004, and 2003 was $2,185, $1,653, and $1,460, respectively, after deducting the amount of $495, $489, and $689, respectively, reimbursed by Medicare (see note 15).
(21)	Contingencies
(a)	Legal Proceedings
(i)	At December 31, 2005, the Company is defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

(ii)	The Company and others are defendants in a class action complaint alleging violations under the Racketeer Influenced and Corrupt Organizations Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it into a for-profit organization and depriving the stockholders of TSI of their ownership rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to

57	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. On March 4, 2005, U.S. District Court for the District of Puerto Rico (the Court) issued an opinion and order. In this opinion and order, of the twelve counts included in the complaint, eight counts were dismissed for failing to assert an actionable injury; six for lack of standing; and two for failing to plead with sufficient particularity in compliance with the Rules. All shareholder allegations, including those described above, were dismissed in the opinion and order. The remaining four counts were found standing, in a limited way, in the opinion and order. Finally, the Court ordered that by March 24, 2005 one of the counts left standing be replead to conform to the rules and that by March 28, 2005 a proposed schedule for discovery and other submissions be filed. The count was amended and accepted by the Court and the discovery schedule was submitted. The parties have finished class certification discovery. The parties fully briefed the issue of class certification and are awaiting the Court’s decision. In addition, the defendants are evaluating the dismissal of the surviving claims. This case is still pending before the Court. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.
(iii)	TSM, TSI, and others are defendants in a complaint where the plaintiffs allege that the defendants, among other things, violated provisions of the Puerto Rico Insurance Code, anti-monopolistic practices and unfair business practices. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the U.S. District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counter-claim and filed several motions to dismiss this claim. On May 9, 2005, the plaintiffs filed the amended complaint and defendants are preparing the corresponding motions to dismiss this amended complaint. The plaintiffs amended the complaint to allege similar causes of action dismissed by the U.S. District Court for the District of Puerto Rico in the case described in bullet (ii) above. Defendants moved to dismiss the amended complaint. Plaintiffs have notified their opposition to some of the defendants’ motion to dismiss, and the defendants filed the corresponding replies. On January 25, 2006, the Court held a hearing to argue the disposition of motions. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

(iv)	On May 22, 2003, a class action suit was filed by Kenneth A. Thomas, MD and Michael Kutell, MD, on behalf of themselves and all other similarly situated and the Connecticut State Medical Society against the BCBSA and multiple other insurance companies including TSI. The individual plaintiffs bring this action on behalf of themselves and a class of similarly situated physicians seeking redress for alleged illegal acts of the defendants, which they allege have resulted in a loss of their property and a detriment to their business, and for declaratory and injunctive relief to end those practices and prevent further losses. Plaintiffs alleged that the defendants, on their own and as part of a common scheme, systematically deny, delay, and diminish the payments due to doctors so that they are not paid in a timely manner for the

58	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
covered, medically necessary services they render. The class action complaint alleges that the healthcare plans are the agents of Blue Cross and Blue Shield licensed entities, and as such have committed the acts alleged above and acted within the scope of their agency, with the consent, permission, authorization, and knowledge of the others, and in furtherance of both their interest and the interests of other defendants. Management believes that TSI was brought to this litigation for the sole reason of being associated with BCBSA. However, on June 18, 2004, the plaintiffs moved to amend the complaint to include the Colegio de Médicos Cirujanos de Puerto Rico (a compulsory association grouping all physicians in Puerto Rico), Marissel Velázquez, MD, President of the Colegio de Médicos y Cirujanos de Puerto Rico, and Andrés Meléndez, MD, as plaintiffs against TSI. Later Marissel Velázquez, MD voluntarily dismissed her complaint against TSI. TSI, along with the other defendants, moved to dismiss the complaint under multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act. The Court issued a 90-day stay to allow the parties to discuss their differences and come to an amicable agreement. The stay expired on March 7, 2006. Upon the expiration of the stay, both plaintiffs and defendants agreed to request the Court to extend the stay until April 21, 2006. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

(v)	On December 8, 2003, a putative class action was filed by Jeffrey Solomon, MD, and Orlando Armstrong, MD, on behalf of themselves and all other similarly situated and the American Podiatric Medical Association, Florida Chiropractic Association, California Podiatric Medical Association, Florida Podiatric Medical Association, Texas Podiatric Medical Association, and Independent Chiropractic Physicians, against the BCBSA and multiple other insurance companies, including TSI, all members of the BCBSA. The individual plaintiffs bring this action on behalf of themselves and a class of similarly situated physicians seeking redress for alleged illegal acts of the defendants, which are alleged to have resulted in a loss of Plaintiff’s property and a detriment to their business, and for declaratory and injunctive relief to end those practices and prevent further losses. Plaintiffs alleged that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payment due to the doctors so that they are not paid in a timely manner for the covered, medically necessary services they render. The class action complaint alleges that the healthcare plans are the agents of BCBSA licensed entities, and as such have committed the acts alleged above and acted within the scope of their agency, with the consent, permission, authorization, and knowledge of the others, and in furtherance of both their interest and the interests of other defendants. On June 25, 2004, plaintiffs amended the complaint but the allegations against TSI did not vary. Management believes that TSI was made a party to this litigation for the sole reason that TSI is associated with the BCBSA. TSI, along with the other defendants, moved to dismiss the complaint under multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act. The Court issued a 90-day stay to allow the parties to discuss their differences and come to an amicable solution. The stay expired on March 7, 2006. Although the parties are still in the process of discussing their differences, they have not moved the Court to extend the stay. The defendants suggested that plaintiffs join in a request to extend the stay, but the plaintiffs have not reacted to the defendants’ invitation. In the

59	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.
(b)	Guarantee Associations

Pursuant to the Insurance Code, STS is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED) and of the Sindicato de Aseguradores de Responsabilidad Profesional para Médicos. Both syndicates were organized for the purpose of underwriting medical-hospital professional liability insurance. As a member, the subsidiary shares risks with other member companies and, accordingly, is contingently liable in the event that the above-mentioned syndicates cannot meet their obligations. During the year 2005 STS released an estimated assessment recorded in prior years amounting to $416 based on the audited financial statements received from SIMED reflecting an improved financial condition. During 2005, and 2004, no assessments or payments were made for this contingency.

Additionally, pursuant to Article 12 of Rule LXIX of the Insurance Code, STS is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association). The Association was organized during 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998. As a participant, STS shares the risk, proportionately with other members, based on a formula established by the Insurance Code. During the three-year period ended December 31, 2004, the Association distributed good experience refunds. STS received refunds amounting to $918, $840, and $638 in 2005, 2004, and 2003, respectively.

STS is a member of the Asociación de Garantía de Seguros de Todas Clases, excepto Vida, Incapacidad y Salud and TSI and SVTS are members of the Asociación de Garantía de Seguros de Vida, Incapacidad y Salud. As members, they are required to provide funds for the payment of claims and unearned premiums reimbursements for policies issued by insurance companies declared insolvent. During 2005, 2004, and 2003, STS paid assessments of $965, $1,121, and $500, respectively. Moreover, no assessments were attributable to TSI and SVTS during 2005, 2004, and 2003.
(22)	Net Income Available to Stockholders and Basic Net Income per Share

The Company presents only basic earnings per share, which is comprised of the net income that could be available to common stockholders divided by the weighted average number of common shares outstanding for the period.

60	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
The following table sets forth the computation of basic earnings per share for the three-year period ended December 31, 2005.

	2005	2004	2003
Numerator for basic earnings per share:
Net income available to stockholders	$28,433	45,803	26,229

Denominator for basic earnings per share:
Weighted average of common shares outstanding	8,904	8,919	9,180

Basic net income per share	$3,193	5,135	2,857
(23)	Subsequent Events

On January 13, 2006, the board of directors (the Board) declared a cash dividend of $6,226 to be distributed pro rata among all of the Company’s issued and outstanding common shares, excluding those shares issued to the representatives of the community that are members of the Board (the qualifying shares). All stockholders of record as of the close of business on January 16, 2006, except those who only hold qualifying shares, received a dividend per share of $700 for each share held on that date.
(24)	Business Combinations

Effective January 31, 2006, the Company acquired 100% of the common stock of GA Life. As a result of this acquisition, the Company is expected to be one of the leading providers of life insurance policies in Puerto Rico. The acquisition will be accounted by the Company in accordance with the provisions of SFAS No. 141, Business Combinations. The results of operations of GA Life are not reflected in the accompanying consolidated financial statements since the effective date of the transaction is not until 2006. The aggregate purchase price of the acquired entity amounted to approximately $38,196; of this amount $37,500 were paid in cash on January 31, 2006 and $696 are the estimated direct costs related to the acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, as of this date it is not possible to determine the allocation of the purchase price to the net assets acquired.
(25)	Statutory Accounting

TSI, SVTS, and STS (collectively known as the regulated subsidiaries) are regulated by the Commissioner of Insurance. The regulated subsidiaries are required to prepare financial statements using accounting practices prescribed or permitted by the Commissioner of Insurance, which differ from U.S. GAAP.

The principal differences resulting between the financial statements of the regulated subsidiaries under statutory accounting practices with U.S. GAAP are as follows:
•	The accounting basis of investments in debt and equity securities are based upon the rules promulgated by NAIC Statutory Accounting Principles (SAP).

61	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
•	Certain assets (primarily prepaid expenses, furniture and equipment, and premiums’ balances not collected within 90 days) are classified as nonadmitted and are excluded from the balance sheets by a charge to unassigned capital and surplus.

•	Certain notes payable are classified as surplus notes under statutory accounting practices.

•	Policy acquisitions costs (mainly commissions) are not deferred over the periods in which the premiums are earned but charged to operations as incurred.
The NAIC recodified SAP to promote standardization throughout the industry and effective January 1, 2001, the Company adopted these new statutory accounting principles. The Commissioner of Insurance adopted NAIC SAP as long as it does not contradict the provisions of the Insurance Code. The conditional adoption of the Commissioner of Insurance results in the situation that various accounting practices prescribed or permitted by the Commissioner of Insurance depart from NAIC SAP.
In terms of permitted accounting practices, the Commissioner of Insurance through a circular letter dated September 14, 2001, permits property and casualty insurance companies in Puerto Rico to not record the deferred tax liability that otherwise would have resulted from the contributions made to the catastrophe reserve fund (see notes 17 and 19). The use of this permitted statutory accounting practice relieves STS in 2005 and 2004 of recording a charge to operations of approximately $217 and $199, respectively, and a charge to the statutory surplus of approximately $5,100 and $4,900 in 2005 and 2004, respectively, which otherwise would have been recorded under the prescribed statutory accounting practices.
The accumulated earnings of TSI, SVTS, and STS are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Such limitations restrict the payment of dividends by insurance companies generally to unrestricted unassigned surplus funds reported for statutory purposes. As more fully described in note 19, a portion of the accumulated earnings of STS are also restricted by the catastrophe loss reserve balance (amounting to $25,869 and $24,123 as of December 31, 2005 and 2004, respectively) as required by the Insurance Code.
The net admitted assets, unassigned surplus, and capital and surplus of the insurance subsidiaries at December 31, 2005 and 2004 are as follows:

	2005 (Unaudited)
	TSI	STS	SVTS
Net admitted assets	$506,386	246,493	199,728
Unassigned surplus	168,542	42,618	16,454
Capital and surplus	195,542	68,404	19,014

62	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2004
	TSI	STS	SVTS
Net admitted assets	$494,199	225,684	71,551
Unassigned surplus	164,698	36,831	20,045
Capital and surplus	191,239	69,455	21,245
The net income (loss) of the insurance subsidiaries for the years ended December 31, 2005, 2004, and 2003 is as follows:

	TSI	STS	SVTS
2005 (unaudited)	$17,383	10,098	(58,046)
2004	31,045	9,589	607
2003	41,321	6,207	3,990

63	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(26)	Quarterly Financial Information (Unaudited)

	2005
	March 31	June 30	September 30	December 31	Total
Revenue:
Premiums earned, net	$333,389	339,618	345,728	361,469	1,380,204
Amounts attributable to self-funded arrangements	51,915	52,439	53,424	53,127	210,905
Less amounts attributable to claims under self-funded arrangements	(48,540)	(49,302)	(50,190)	(48,428)	(196,460)

	336,764	342,755	348,962	366,168	1,394,649

Net investment income	7,064	7,217	7,158	7,590	29,029
Net realized investment gains	3,314	1,363	1,857	627	7,161
Net unrealized investment gain (loss) on trading securities	(5,793)	(634)	905	813	(4,709)
Other income (loss), net	632	(142)	1,576	1,666	3,732

Total revenue	341,981	350,559	360,458	376,864	1,429,862

Benefits and expenses:
Claims incurred	302,923	297,901	299,577	307,966	1,208,367
Operating expenses, net of reimbursement for services	43,766	45,453	44,568	47,916	181,703
Interest expense	1,788	1,856	1,880	2,071	7,595

Total benefits and expenses	348,477	345,210	346,025	357,953	1,397,665

Income (loss) before taxes	(6,496)	5,349	14,433	18,911	32,197

Income tax expense:
Current	1,221	758	802	1,143	3,924
Deferred	(2,510)	183	1,758	409	(160)

Total income taxes	(1,289)	941	2,560	1,552	3,764

Net income (loss)	$(5,207)	4,408	11,873	17,359	28,433

Basic net income (loss) per share	$(585)	495	1,333	1,950	3,193

64	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2004
	March 31	June 30	September 30	December 31	Total
Revenue:
Premiums earned, net	$318,646	322,896	325,926	328,955	1,296,423
Amounts attributable to self-funded arrangements	43,038	46,045	46,044	46,575	181,702
Less amounts attributable to claims under self-funded arrangements	(40,582)	(42,485)	(42,925)	(43,932)	(169,924)

	321,102	326,456	329,045	331,598	1,308,201

Net investment income	6,582	6,393	6,516	7,008	26,499
Net realized investment gains	1,383	1,365	4,237	3,983	10,968
Net unrealized investment gain (loss) on trading securities	1,819	(3,252)	(435)	4,910	3,042
Other income, net	566	1,120	728	946	3,360

Total revenue	331,452	332,082	340,091	348,445	1,352,070

Benefits and expenses:
Claims incurred	275,748	286,246	283,946	269,853	1,115,793
Operating expenses, net of reimbursement for services	39,838	42,635	40,416	48,990	171,879
Interest expense	901	931	1,018	1,731	4,581

Total benefits and expenses	316,487	329,812	325,380	320,574	1,292,253

Income before taxes	14,965	2,270	14,711	27,871	59,817

Income tax expense:
Current	3,298	1,248	2,756	6,983	14,285
Deferred	511	(457)	(139)	(186)	(271)

Total income taxes	3,809	791	2,617	6,797	14,014

Net income	$11,156	1,479	12,094	21,074	45,803

Basic net income per share	$1,239	166	1,361	2,371	5,137

65	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(27)	Reconciliation of Net Income to Net Cash Provided by Operating Activities

A reconciliation of net income to net cash provided by operating activities follows:

	2005	2004	2003
Net income	$28,433	45,803	26,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,230	5,343	5,709
Net amortization of investments premiums	408	1,035	1,866
Accretion in value of securities	(617)	(464)	(1,188)
Increase (decrease) in provision for doubtful receivables	1,067	2,158	(4,779)
Increase in net deferred tax asset	(160)	(271)	(5,396)
Gain on sale of securities	(7,161)	(10,968)	(8,365)
Unrealized loss (gain) of trading securities	4,709	(3,042)	(14,893)
Proceeds from trading securities sold or matured:
Fixed maturities sold	102,667	50,330	77,582
Equity securities	36,156	26,523	28,924
Acquisition of securities in trading portfolio:
Fixed maturities	(30,502)	(54,550)	(96,237)
Equity securities	(25,785)	(38,700)	(38,956)
Gain on sale of property and equipment	(1)	(16)	(58)
Decrease (increase) in premiums receivable	(11,988)	(10,956)	4,809
Decrease (increase) in accrued interest receivable	6	18	(218)
Decrease (increase) in other receivables	1,680	(11,052)	(9,062)
Increase in funds withheld reinsurance receivable	(118,635)	—	—
Increase in deferred policy acquisition costs	(62,856)	(2,041)	(2,901)
Increase in other assets	(16,110)	(5,138)	(3,188)
Increase (decrease) in claims processed and incomplete	2,412	16,267	(6,613)
Increase in unreported losses	15,900	14,875	9,139
Increase (decrease) in loss-adjustment expenses	(74)	263	812
Increase in future policy benefits reserve related to funds withheld reinsurance	118,635	—	—
Increase on annuity contracts	1,231	1,003	365
Increase in unearned premiums	11,120	5,879	7,743
Increase (decrease) in liability to FEHBP	(5,435)	2,320	405
Increase in accounts payable and accrued liabilities	588	4,616	6,914
Increase (decrease) in income tax payable	(1,827)	(30,395)	31,506

Net cash provided by operating activities	$49,091	8,840	10,149

66	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2005	2004	2003
Supplementary information on noncash transactions affecting cash flows activities:
Change in net unrealized gain on securities available for sale, including deferred income tax liability of $805, $3,330, and $3,198, in 2005, 2004, and 2003, respectively	$(18,832)	1,101	(6,022)
Retirement of fully depreciated items	—	13,054	1,594
Change in cash-flow hedges, including deferred income tax liability of $236 in 2005 and deferred income tax asset of $56 and $234 in 2004 and 2003, respectively	457	281	103
Change in minimum pension liability, including related intangible asset of $550, $598, and $645 and deferred income tax asset of $5,303, $3,576, and $3,614 in 2005, 2004, and 2003, respectively	(2,788)	(3)	2,292

67	(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Financial Statements
December 31, 2005, 2004, and 2003
(With Independent Auditors’ Report Thereon)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Triple-S Management Corporation:
Under date of March 17, 2006, we reported on the consolidated balance sheets of Triple-S Management Corporation and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005 as contained in the 2005 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
March 17, 2006
San Juan, Puerto Rico
Stamp No. 2102443 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Balance Sheets
December 31, 2005 and 2004
(Dollar amounts in thousands, except per share data)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$50	4,031

Receivables:
Due from subsidiaries*	1,436	766
Other	15	102

Total receivables	1,451	868

Investment in securities	10,004	7,205

Prepaid income tax	92	130
Net deferred tax assets	316	404
Prepaid pension cost	2,500	1,159
Accrued interest	96	96
Other assets	621	15

Total current assets	15,130	13,908

Notes receivable from subsidiaries*	83,000	26,000
Investment in securities	1,000	1,000
Accrued interest on note receivable from subsidiaries	2,142	788
Net deferred tax assets	312	515
Investments in wholly owned subsidiaries*	299,421	293,203
Property and equipment, net	24,760	25,577
Other assets	1,275	—

Total assets	$427,040	360,991

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,640	3,140
Due to subsidiary*	10,509	8,136
Accounts payable and accrued expenses	6,873	5,440

Total current liabilities	19,022	16,716

Additional minimum pension liability	365	252
Long-term debt	98,950	42,590

Total liabilities	118,337	59,558

Stockholders’ equity:
Common stock at $40 par value. Authorized 12,500 shares; issued and outstanding 8,904 shares at December 31, 2005 and 2004, respectively	356	356
Additional paid-in capital	150,408	150,408
Retained earnings	162,964	134,531
Accumulated other comprehensive income (loss)	(5,025)	16,138

	308,703	301,433

Commitments and contingencies

Total liabilities and stockholders’ equity	$427,040	360,991

* Eliminated on consolidation.
See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Earnings
Years ended December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2005	2004	2003
Rental income*	$6,724	6,290	6,082
General and administrative expenses	(5,271)	(4,787)	(5,570)

Operating income	1,453	1,503	512

Other revenue (expenses):
Equity in net income of subsidiaries*	27,604	45,451	77,736
Interest expense, net of interest income of $1,809, $1,088, and $958 in 2005, 2004, and 2003, respectively *	(336)	(863)	(982)
Realized investment gains	—	—	650

Total other revenue, net	27,268	44,588	77,404

Income before income taxes	28,721	46,091	77,916

Income tax expense (benefit):
Current	208	306	51,834
Deferred	80	(18)	(147)

Total income tax expense, net	288	288	51,687

Net income	$28,433	45,803	26,229

* Eliminated on consolidation.
See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	earnings	income (loss)	Total
Balance, December 31, 2002	$373	150,406	62,499	18,386	231,664

Stock redemption	(12)	1	—	—	(11)

Comprehensive income:
Net income	—	—	26,229	—	26,229
Net unrealized change in investment securities	—	—	—	(6,022)	(6,022)
Net change in minimum pension liability	—	—	—	2,292	2,292
Net change in fair value of cash-flow hedges	—	—	—	103	103

Total comprehensive income					22,602

Balance, December 31, 2003	361	150,407	88,728	14,759	254,255

Stock redemption	(5)	1	—	—	(4)

Comprehensive income:
Net income	—	—	45,803	—	45,803
Net unrealized change in investment securities	—	—	—	1,101	1,101
Net change in minimum pension liability	—	—	—	(3)	(3)
Net change in fair value of cash-flow hedges	—	—	—	281	281

Total comprehensive income					47,182

Balance, December 31, 2004	356	150,408	134,531	16,138	301,433
Comprehensive income:
Net income	—	—	28,433	—	28,433
Net unrealized change in investment securities	—	—	—	(18,832)	(18,832)
Net change in minimum pension liability	—	—	—	(2,788)	(2,788)
Net change in fair value of cash-flow hedges	—	—	—	457	457

Total comprehensive income					7,270

Balance, December 31, 2005	$356	150,408	162,964	(5,025)	308,703

See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)

	2005	2004	2003
Cash flows from operating activities:
Net income	$28,433	45,803	26,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries*	(27,604)	(45,451)	(77,736)
Depreciation and amortization	1,090	1,118	1,110
Gain on sale of securities	—	—	(650)
Accretion in value of securities	—	(1)	(1)
Provision for obsolescence	(25)	(44)	(88)
Provision for doubtful receivables	—	—	(138)
Deferred income tax benefit	80	(18)	(147)
Changes in assets and liabilities:
Receivables*	(583)	(699)	207
Accrued interest*	(1,354)	(729)	4,759
Prepaid income tax, prepaid pension cost, and other assets	(2,553)	(1,245)	89
Accounts payable, accrued expenses, and due to subsidiary*	3,948	5,834	(480)
Income tax payable	—	(14,339)	13,876

Net cash provided (used in) by operating activities	1,432	(9,771)	(32,970)

Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	(3,000)	(1,430)	(8,892)
Proceeds from sale and maturities of investment in securities classified as available for sale	—	1,280	6,689
Notes receivable from subsidiaries*	(57,000)	—	—
Acquisition of property and equipment, net	(273)	(39)	(11)

Net cash used in investing activities	(60,273)	(189)	(2,214)

Cash flows from financing activities:
Dividend received from wholly owned subsidiaries*	—	15,000	37,800
Repayments of long-term borrowings	(5,140)	(2,645)	(1,640)
Proceeds from long-term borrowings	60,000	—	—
Redemption of common stock	—	(4)	(11)

Net cash provided by financing activities	54,860	12,351	36,149

Net (decrease) increase in cash and cash equivalents	(3,981)	2,391	965

Cash and cash equivalents, beginning of year	4,031	1,640	675

Cash and cash equivalents, end of year	$50	4,031	1,640

Supplemental information:
Income tax paid	$170	14,774	37,958
Interest paid	2,093	1,951	1,867

Noncash activities:
Change in net unrealized gain on securities available for sale of the subsidiaries*	(18,667)	1,130	(5,532)
Change in net unrealized gain on securities available for sale	(165)	(29)	(490)
Change in cash-flow hedges, including deferred tax liability of $236 in 2005 and deferred tax asset of $56 and $234 in 2004 and 2003, respectively.	457	281	103
Change in minimum pension liability, including related intangible asset of $550, $598, and $645 in 2005, 2004 and 2003, respectively	(2,788)	(3)	2,292

*	Eliminated on consolidation.
See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(1) Organization
Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico on January 17, 1997 to engage, among other things, as the holding company of entities primarily involved in the insurance industry.
The Company has the following wholly owned subsidiaries that are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance): (a) Triple-S, Inc. (TSI) which provides hospitalization and health benefits to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations located mainly in Puerto Rico; (b) Seguros de Vida Triple-S, Inc. (SVTS), which is engaged in the underwriting of life and disability insurance policies and the administration of annuity contracts; and (c) Seguros Triple-S, Inc. (STS), which is engaged in the underwriting of property and casualty insurance policies. The Company and TSI are members of the Blue Cross and Blue Shield Association (BCBSA).
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
A substantial majority of the Company’s business activity through its subsidiaries is with insureds located throughout Puerto Rico and, as such, the Company is subject to the risks associated with the Puerto Rico economy.
(2) Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in the notes to the consolidated financial statements of the Company incorporated by reference into Item 15 to the Annual Report on Form 10-K.
(3) Property and Equipment, Net
Property and equipment as of December 31 are composed of the following:

	2005	2004
Land	$6,531	6,531
Buildings and leasehold improvements	27,765	27,492

	34,296	34,023

Less accumulated depreciation and amortization	(9,536)	(8,446)

Property and equipment, net	$24,760	25,577

(Continued)

TRIPLE S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(4) Investment in Wholly Owned Subsidiaries
Summarized combined financial information for the Company’s wholly owned subsidiaries as of and for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Assets
Cash, cash equivalents, and investments	$704,252	700,001
Receivables, net	257,531	124,732
Other assets	163,343	76,710

Total assets	$1,125,126	901,443

Liabilities

Claim liabilities	$297,563	279,325
Future policy benefits related to funds withheld reinsurance	118,635	—
Unearned premiums	95,703	84,583
Annuity contracts	41,738	34,071
Accounts payable and other liabilities	272,066	210,261

Total liabilities	$825,705	608,240

Stockholders’ equity	$299,421	293,203

The net income of the subsidiaries during the three-year period ended December 31, 2005 was $27,604, $45,451, and $77,736. The Company allocates to its subsidiaries certain expenses incurred in the administration of their operations. Total charges including other expenses paid on behalf of the subsidiaries amounted to $3,828, $3,945 and $3,351, in the three-year period ended December 31, 2005.
(Continued)

TRIPLE S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(5) Long-Term Borrowings
     A summary of the long-term borrowings entered by the Company at December 31, 2005 and 2004 is as follows:

	2005	2004
Secured note payable of $20,000, payable in various different installments up to August 31, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over LIBOR selected (which was 5.71% and 3.32% at December 31, 2005 and 2004, respectively)	$11,500	15,000

Senior unsecured notes payable of $60,000 due December 2020. Interest payable monthly at a fixed rate of 6.60%	60,000	—

Secured loan payable of $41,000, payable in monthly installments of $137 up to July 1, 2024, plus interest at a rate reset periodically of 100 basis points over LIBOR selected (which was 5.29% and 3.30% at December 31, 2005 and 2004, respectively)	29,090	30,730

	100,590	45,730

Less current maturities	(1,640)	(3,140)

Total loans payable to bank	$98,950	42,590

Aggregate maturities of the Company’s credit agreements as of December 31, 2005 are summarized as follows:

2006	$1,640
2007	13,140
2008	1,640
2009	1,640
2010	1,640
Thereafter	80,890

$100,590

As of December 31, 2005, the Company has 6.60% senior unsecured notes payable of $60,000 due on December 2020. These notes were issued on December 21, 2005. Debt issuance cost amounting $580 were deferred and will be amortized using the straight-line method over the term of the notes. These notes can be prepaid after five years at par, in total or partially, as determined by the Company.
(Continued)

TRIPLE S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
The senior unsecured notes contain certain covenants with which the Company has complied with at December 31, 2005.
Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2005 amounted to $579 and are included within the other assets in the accompanying balance sheets.
The credit agreement related to the $20,000 calls for repayments of principal amount of not less than $250 and in integral multiples of $50. The aggregate principal amounts shall be reduced annually to the amounts specified on or before the dates described below:

Maximum
principal
outstanding
Date	balance
August 1, 2006	$12,000
August 1, 2007	—
The loan and note payable previously described are secured by a first position held by the bank on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the loans under a continuing general security agreement. These credit facilities contain certain covenants, which are normal in this type of credit facility, which the Company has complied with at December 31, 2005 and 2004.
Interest expense on the above long-term borrowings amounted to $2,018, $1,217, and $1,302 in the three-year period ended December 31, 2005.
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
(Continued)

TRIPLE S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
The closing agreement also stipulated that TSM would pay taxes (Department of the Treasury tax assessment) on TSI’s accumulated statutory net income, in accordance with the income recognition methodology applied by the Secretary of the Treasury in the closing agreement and the ruling mentioned above. This tax ruling established the following methodology for TSM to determine its tax liability:
•	TSI’s accumulated statutory net income while operating under the tax exemption, amounting to $132,763, was deemed distributed to TSM.

•	For tax purposes, TSM recognized the exempt accumulated statutory net income as gross income. On this amount, TSM recognized an income tax liability amounting to $51,774, which was determined by applying a tax rate of 39% to the exempt accumulated statutory net income deemed distributed to TSM. The income tax was recorded by TSM within the current income tax expense presented in the consolidated statements of earnings. Of this tax, $37,000 were paid on July 31, 2003, the date of the closing agreement, and $14,774 on April 15, 2004.
The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to net income before income taxes as a result of the following:

	2005	2004	2003
Income tax expense at statutory rate of 39%	$11,201	17,975	30,387
Increase (decrease) in taxes resulting from:
Equity in net income of wholly owned subsidiaries	(10,765)	(17,726)	(30,317)
Disallowances	(68)	97	50
Department of Treasury tax assessment	—	—	51,774
Other, net	(80)	(58)	(207)

Total income tax expense	$288	288	51,687

(Continued)

TRIPLE S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2005 and 2004 is composed of the following:

	2005	2004
Deferred tax assets:
Reserve for obsolete inventory	$32	42
Additional minimum pension liability	136	92
Employee benefits plan	208	68
Postretirement benefits	16	11
Deferred compensation	239	206
Nondeductible depreciation	401	423
Cash-flow hedges	—	56
Unrealized loss on securities available for sales	58	21

Total gross deferred tax assets	1,090	919

Deferred tax liabilities:
Unamortized bond issue costs	(226)	—
Cash-flow hedges	(236)	—

Gross deferred tax liabilities	(462)	—

Net deferred tax asset	$628	919

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
(7) Transaction with Related Parties
The following are the significant related-party transactions made for the three-year period ended December 31, 2005:

	2005	2004	2003
Rent charges to subsidiaries	$6,588	6,083	5,772
Interest charged to subsidiary on notes receivable	1,353	734	658
(Continued)

TRIPLE S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2005, 2004, and 2003
(Dollar amounts in thousands, except per share data)
(8) Contingencies
At December 31, 2005, the Company is defendant in various lawsuits in the ordinary course of business. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.
(9) Subsequent Events
On January 13, 2006, the Board of Directors (the Board) declared a cash dividend of $6,226 to be distributed pro rata among all of the Company’s issued and outstanding common shares, excluding those shares issued to the representatives of the community that are members of the Board (the qualifying shares). All shareholders of record as of the close of business on January 16, 2006, except those who only hold qualifying shares, received a dividend per share of $700 for each share held on that date.
(10) Business Combinations
Effective January 31, 2006, the Company acquired 100% of the common stock of Great American Assurance Company of Puerto Rico (GA Life). As a result of this acquisition, the Company is expected to be one of the leading providers of life insurance policies in Puerto Rico. The acquisition will be accounted by the Company in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. The results of operations of GA Life are not reflected in the accompanying financial statements since the effective date of the transaction is not until 2006. The aggregate purchase price of the acquired entity amounted to approximately $38,196; of this amount $37,500 were paid in cash on January 31, 2006 and $696 are the estimated direct costs related to the acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, as of this date it is not possible to determine the allocation of the purchase price to the net assets acquired.

Triple-S Management Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information
For the years ended December 31, 2005, 2004 and 2003
(Dollar amounts in thousands)

	Deferred			Other				Amortization of
	Policy			Policy Claims		Net		Deferred Policy	Other	Net
	Acquisition	Claim	Unearned	and Benefits	Premium	Investment	Claims	Acquisition	Operating	Premiums
Segment	Costs	Liabilities	Premiums	Payable	Revenue	Income	Incurred	Costs	Expenses	Written
2005

Health insurance — Commercial Program	$—	$108,518	$8,829	$—	$784,187	$13,904	$677,870	$—	$103,562	$784,187
Health insurance — Reform Program	—	70,460	—	—	510,839	2,945	478,008	—	36,432	510,839
Property and casualty insurance	19,891	96,107	86,693	—	86,767	8,706	43,587	23,137	16,505	91,883
Life and disability insurance	61,677	22,478	181	118,635	17,130	3,018	8,902	264	7,937	17,130
Other non-reportable segments, parent company operations and net consolidating entries	—	—	—	—	(4,274)	456	—	—	(6,134)	—

Total	$81,568	$297,563	$95,703	$118,635	$1,394,649	$29,029	$1,208,367	$23,401	$158,302	$1,404,039

2004

Health insurance — Commercial Program	$—	$101,773	$6,249	$—	$724,734	$12,590	$620,750	$—	$94,930	$724,734
Health insurance — Reform Program	—	67,137	—	—	484,742	3,109	437,835	—	35,777	484,742
Property and casualty insurance	17,825	89,627	77,853	—	86,228	7,668	45,977	22,388	17,794	89,659
Life and disability insurance	887	20,788	481	—	16,442	2,778	11,231	66	7,281	16,442
Other non-reportable segments, parent company operations and net consolidating entries	—	—	—	—	(3,945)	354	—	—	(6,357)	—

Total	$18,712	$279,325	$84,583	$—	$1,308,201	$26,499	$1,115,793	$22,454	$149,425	$1,315,577

2003

Health insurance — Commercial Program	$—	$93,273	$5,833	$—	$702,853	$10,734	$584,448	$—	$92,264	$702,853
Health insurance — Reform Program	—	66,243	—	—	477,614	4,476	428,045	—	34,637	477,614
Property and casualty insurance	16,179	72,431	72,785	—	78,334	6,824	43,390	19,461	17,893	84,357
Life and disability insurance	492	15,973	86	—	17,403	2,345	9,467	29	6,007	17,403
Other non-reportable segments, parent company operations and net consolidating entries	—	—	—	—	(3,488)	300	—	—	(5,142)	—

Total	$16,671	$247,920	$78,704	$—	$1,272,716	$24,679	$1,065,350	$19,490	$145,659	$1,282,227

Triple-S Management Corporation and Subsidiaries
Schedule IV — Reinsurance
For the years ended December 31, 2005, 2004 and 2003
(Dollar amounts in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies (1)	Companies	Amount	to Net

2005
Life insurance in force	$4,443,620	1,887,180	—	2,556,440	0.0%

Premiums:
Life insurance	$8,768	2,824	400	6,344	6.3%
Accident and health insurance	1,312,106	6,294	—	1,305,812	0.0%
Property and casualty insurance	151,127	59,244	—	91,883	0.0%

Total premiums	$1,472,001	68,362	400	1,404,039	0.0%

2004

Life insurance in force	$4,575,470	2,443,567	—	2,131,903	0.0%

Premiums:
Life insurance	$23,709	7,267	—	16,442	0.0%
Accident and health insurance	1,210,584	1,108	—	1,209,476	0.0%
Property and casualty insurance	141,874	52,215	—	89,659	0.0%

Total premiums	$1,376,167	60,590	—	1,315,577	0.0%

2003

Life insurance in force	$6,027,145	2,865,885	—	3,161,260	0.0%

Premiums:
Life insurance	$24,703	7,300	—	17,403	0.0%
Accident and health insurance	1,180,468	—	—	1,180,468	0.0%
Property and casualty insurance	128,127	43,771	—	84,356	0.0%

Total premiums	$1,333,298	51,071	—	1,282,227	0.0%

(1)	Premiums ceded on the life insurance business are net of commission income on reinsurance amounting to $541, $699 and $516 for the years ended December 31, 2005, 2004 and 2003.

Triple-S Management Corporation and Subsidiaries
Schedule V — Valuation and Qualifying Accounts
For the years ended December 31, 2005, 2004 and 2003
(Dollar amounts in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts	Deductions -	End of
	Period	Expenses	- Describe (1)	Describe (2)	Period

2005

Allowance for doubtful receivables	$11,173	3,829	—	(2,762)	12,240

2004

Allowance for doubtful receivables	$9,015	5,166	—	(3,008)	11,173

2003

Allowance for doubtful receivables	$13,794	3,068	290	(8,137)	9,015

(1)	Represents the recovery of accounts previously written-off.

(2)	Deductions represent the write-off of accounts deemed uncollectible and other deductions.