Form 10-Q
period 2006-03-31
TRIPLE-S MANAGEMENT CORP
filed 2006-05-12
CIK 1171662

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2006

Common Stock, $40.00 par value	8,911

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended March 31, 2006

Part I – Financial Information
Item 1. Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2006	2005

ASSETS

Investments and cash:
Securities held for trading, at fair value:
Equity securities	$81,550	78,215
Securities available for sale, at fair value:
Fixed maturities	715,337	515,174
Equity securities	53,331	51,810
Securities held to maturity, at amortized cost:
Fixed maturities	21,083	21,129
Policy loans	4,888	—
Cash and cash equivalents	48,909	48,978

Total investments and cash	925,098	715,306

Premiums and other receivables, net	154,711	244,038
Deferred policy acquisition costs and value of business acquired	104,239	81,568
Property and equipment, net	38,544	34,709
Net deferred tax asset	498	2,151
Other assets	57,073	59,690

Total assets	$1,280,163	1,137,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

Claim liabilities:
Claims processed and incomplete	$147,069	139,694
Unreported losses	163,868	143,224
Unpaid loss-adjustment expenses	15,402	14,645

Total claim liabilities	326,339	297,563

Future policy benefits	168,457	—
Future policy benefits reserve related to funds withheld reinsurance	—	118,635
Unearned premiums	98,588	95,703
Policyholder deposits	54,384	41,738
Liability to Federal Employees Health Benefits Program	8,097	4,356
Accounts payable and accrued liabilities	119,547	106,468
Short-term borrowings	—	1,740
Long-term borrowings	185,317	150,590
Additional minimum pension liability	14,133	11,966

Total liabilities	974,862	828,759

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 8,911 at March 31, 2006 and 8,904 at December 31, 2005	356	356
Additional paid-in capital	150,408	150,408
Retained earnings	166,114	162,964
Accumulated other comprehensive loss	(11,577)	(5,025)

Total stockholders’ equity	305,301	308,703

Total liabilities and stockholders’ equity	$1,280,163	1,137,462

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months ended March 31, 2006 and 2005
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2006	2005

REVENUE:

Premiums earned, net	$382,104	333,389
Amounts attributable to self-funded arrangements	50,806	51,915
Less amounts attributable to claims under self-funded arrangements	(47,377)	(48,540)

	385,533	336,764
Net investment income	10,050	7,064
Net realized investment gains	528	3,314
Net unrealized investment gain (loss) on trading securities	2,556	(5,793)
Other income, net	1,199	632

Total revenue	399,866	341,981

BENEFITS AND EXPENSES:

Claims incurred	326,684	302,923
Operating expenses, net of reimbursement for services	57,730	43,766
Interest expense	3,394	1,788

Total benefits and expenses	387,808	348,477

Income (loss) before taxes	12,058	(6,496)

INCOME TAX EXPENSE (BENEFIT):

Current	2,636	1,221
Deferred	41	(2,510)

Total income taxes	2,677	(1,289)

Net income (loss)	$9,381	(5,207)

Basic net income (loss) per share	$1,053	(585)

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the three months
ended March 31, 2006 and 2005
(Dollar amounts in thousands, except per share data)

	2006	2005

BALANCE AT JANUARY 1	$308,703	301,433

Dividends	(6,231)	—
Comprehensive income (loss):
Net income (loss)	9,381	(5,207)
Net unrealized change in investment securities	(6,644)	(12,488)
Net change in fair value of cash flow hedges	92	337

Total comprehensive income (loss)	2,829	(17,358)

BALANCE AT MARCH 31	$305,301	284,075

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2006 and 2005
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:

Premiums collected	$366,287	323,459
Cash paid to suppliers and employees	(65,552)	(44,943)
Claims, losses and benefits paid	(305,380)	(276,277)
Interest received	10,462	6,359
Proceeds from trading securities sold or matured:
Fixed maturities sold	—	31,946
Equity securities	5,866	5,027
Acquisitions of investments in trading portfolio:
Fixed maturities	—	(14,463)
Equity securities	(5,762)	(5,116)
Interest paid	(3,161)	(1,509)
Expense reimbursement from Medicare	1,155	3,003

Net cash provided by operating activities	3,915	27,486

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	4,838	5,038
Fixed maturities matured	14,569	206
Equity securities	360	2,677
Securities held to maturity:
Fixed maturities matured	122	290
Acquisitions of investments:
Securities available for sale:
Fixed maturities	(21,844)	(17,919)
Equity securities	—	(2,821)
Securities held to maturity:
Fixed maturities	—	(993)
Acquisition of business, net of $10,403 of cash acquired	(27,793)	—
Net disbursements for policy loans	(109)	—
Capital expenditures	(3,780)	(1,338)
Proceeds from sale of property and equipment	3	2

Net cash used in investing activities	(33,634)	(14,858)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in outstanding checks in excess of bank balances	2,569	8,700
Payments of short-term borrowings	(8,652)	(17,125)
Proceeds from short-term borrowings	6,912	17,125
Payments of long-term borrowings	(273)	(273)
Proceeds from long-term borrowings	35,000	—
Dividends	(6,231)	—
Proceeds from policyholder deposits	2,255	3,164
Surrenders of policyholder deposits	(1,930)	(1,166)

Net cash provided by financing activities	29,650	10,425

Net (decrease) increase in cash and cash equivalents	(69)	23,053
Cash and cash equivalents at beginning of the period	48,978	35,115

Cash and cash equivalents at end of the period	$48,909	58,168

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
(1) Basis of Presentation
The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) are unaudited, except for the balance sheet information as of December 31, 2005, which is derived from the Corporation’s audited consolidated financial statements, pursuant to the rules and regulations of the United States Securities and Exchange Commission. The consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full year.
The Corporation has several significant accounting policies that are disclosed in note 2 of the notes to the audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005. These significant accounting policies have not changed from those previously disclosed, except for the addition of the following significant accounting policies related to the liability for future policy benefits and the value of business acquired resulting from the acquisition of Great American Life Assurance Company of Puerto Rico (GA Life):
Future Policy Benefits
The liability for future policy benefits has been computed using the level premium method based on estimated future investment yield, mortality, and withdrawal experience. The interest rate assumption is 5.0% for all years in issue. Mortality has been calculated principally on select and ultimate tables in common usage in the industry. Withdrawals have been determined principally on industry tables, modified by the Corporation’s experience.
Value of Business Acquired
The value assigned to the insurance in-force at the date of the acquisition is amortized using methods similar to those used to amortize the deferred policy acquisition costs as disclosed in the Corporation’s Annual Report on Form 10-K as of December 31, 2005.
(2) Recent Accounting Standards
SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, was issued in February 2006. This statement amends SFAS No. 133, Accounting for Derivatives and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. This statement also clarifies certain issues included in the amended SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired and issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have an impact on the Corporation’s financial statements.
SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, was issued in March 2006. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have an impact on the Corporation’s financial statements.
(3) Segment Information
The operations of the Corporation are conducted principally through four business segments: Health Insurance – Commercial Program, Health Insurance – Reform Program, Property and Casualty Insurance and Life and Disability Insurance. On January 31, 2006 the Corporation completed the acquisition of 100% of the common stock of GA Life. The results of operations and financial position of GA Life are included in the Corporation’s consolidated financial statements for the period following January 31, 2006. The operations of GA Life are included in the Corporation’s Life and Disability Insurance segment along with the operations of Seguros de Vida Triple-S, Inc. (SVTS). Prior to completing the acquisition of GA Life, the operations of SVTS were the only component of the Corporation’s Life and Disability Insurance segment. The following tables summarize the operations by major operating segment for the three months ended March 31, 2006 and 2005:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total

THREE MONTHS ENDED MARCH 31, 2006

Premiums earned, net	$211,107	127,496	21,898	21,603	—	382,104
Amounts attributable to self-funded arrangements	50,806	—	—	—	—	50,806
Less: Amounts attributable to claims under self-funded arrangements	(47,377)	—	—	—	—	(47,377)
Intersegment premiums earned/service revenues	1,398	—	129	78	13,268	14,873

	215,934	127,496	22,027	21,681	13,268	400,406
Net investment income	3,755	801	2,364	3,010	—	9,930
Realized gain (loss) on sale of securities	485	33	(32)	42	—	528
Unrealized gain on trading securities	1,914	—	552	90	—	2,556
Other	1,063	(4)	54	69	—	1,182

Total revenue	$223,151	128,326	24,965	24,892	13,268	414,602

Net income	$2,116	3,667	2,659	507	7	8,956

Claims incurred	$190,857	113,882	10,313	11,632	—	326,684

Operating expenses	$28,401	9,240	11,642	11,390	12,984	73,657

Depreciation expense, included in operating expenses	$760	157	107	135	—	1,159

Interest expense	$1,240	324	—	1,285	—	2,849

Income tax expense	$537	1,213	351	78	277	2,456

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total

THREE MONTHS ENDED MARCH 31, 2005

Premiums earned, net	$184,300	123,140	22,096	3,853	—	333,389
Amounts attributable to self-funded arrangements	51,915	—	—	—	—	51,915
Less: Amounts attributable to claims under self-funded arrangements	(48,540)	—	—	—	—	(48,540)
Intersegment premiums earned/service revenues	1,076	—	—	—	13,638	14,714

	188,751	123,140	22,096	3,853	13,638	351,478
Net investment income	3,413	741	2,105	711	—	6,970
Realized gain (loss) on sale of securities	2,103	(25)	1,176	60	—	3,314
Unrealized loss on trading securities	(4,806)	—	(793)	(194)	—	(5,793)
Other	188	(5)	338	62	—	583

Total revenue	$189,649	123,851	24,922	4,492	13,638	356,552

Net income (loss)	$(6,803)	(911)	2,658	(414)	69	(5,401)

Claims incurred	$172,829	116,088	11,373	2,633	—	302,923

Operating expenses	$24,240	8,914	10,341	1,982	13,405	58,882

Depreciation expense, included in operating expenses	$644	181	107	39	—	971

Interest expense	$1,058	204	—	279	—	1,541

Income tax expense (benefit)	$(1,675)	(444)	550	12	164	(1,393)

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total

AS OF MARCH 31, 2006

Segment assets	$481,275	92,073	305,514	396,893	4,201	1,279,956

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(1,832)	(355)	(877)	(3,512)	—	(6,576)

AS OF DECEMBER 31, 2005

Segment assets	$459,288	82,685	307,228	271,615	4,310	1,125,126

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(12,432)	(1,301)	(3,090)	(1,844)	—	(18,667)
Net change in minimum pension liability	(2,048)	—	(142)	(76)	(453)	(2,719)

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS
WITH FINANCIAL STATEMENTS

	Three months ended
	March 31,
	2006	2005

TOTAL REVENUE

Total revenues for reportable segments	$401,334	342,914
Total revenues for other segments	13,268	13,638

	414,602	356,552

Elimination of intersegment premiums earned	(1,605)	(1,076)
Elimination of intersegment service revenues	(13,268)	(13,638)
Unallocated amount — revenues from external sources	137	143

	(14,736)	(14,571)

Consolidated total revenue	$399,866	341,981

NET INCOME

Net income (loss) for reportable segments	$8,949	(5,470)
Net income for other segments	7	69

	8,956	(5,401)

Elimination of TSM charges:
Rent expense	1,690	1,624
Interest expense	1,343	256
Management fees	680	—

	3,713	1,880

Unallocated amounts related to TSM:
General and administrative expenses	(1,316)	(1,222)
Income tax expense	(221)	(104)
Interest expense	(1,888)	(503)
Other revenues from external sources	137	143

	(3,288)	(1,686)

Consolidated net income (loss)	$9,381	(5,207)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months ended March 31, 2006
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$326,684	—	326,684
Operating expenses	73,657	(15,927)	57,730
Depreciation expense	1,159	283	1,442
Interest expense	2,849	545	3,394
Income tax expense	2,456	221	2,677

	Three months ended March 31, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$302,923	—	302,923
Operating expenses	58,882	(15,116)	43,766
Depreciation expense	971	277	1,248
Interest expense	1,541	247	1,788
Income tax expense (benefit)	(1,393)	104	(1,289)

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	March 31,	December 31,
	2006	2005

ASSETS

Total assets for reportable segments	$1,275,755	1,120,816
Total assets for other segments	4,201	4,310

	1,279,956	1,125,126

Elimination entries — intersegment receivables and others	(38,456)	(28,705)

Unallocated amounts related to TSM:
Parent cash, cash equivalents and investments	11,376	11,054
Parent net property and equipment	24,479	24,760
Parent other assets	2,808	5,227

	38,663	41,041

Consolidated assets	$1,280,163	1,137,462

OTHER SIGNIFICANT ITEMS

	As of March 31, 2006
	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash item — net change in unrealized gain on securities available for sale	$(6,576)	(68)	(6,644)

	As of December 31, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash items:
Net change in unrealized gain on securities available for sale	$(18,667)	(165)	(18,832)
Net change in minimum pension liability	(2,719)	(69)	(2,788)

*	Adjustments represent principally TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
 March 31. 2006
(Dollar amounts in thousands) (Unaudited)
(4) Investment in Securities
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2006 and December 31, 2005, were as follows:

March 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$70,176	13,323	(1,949)	81,550

	March 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities available for sale:
Fixed maturities	$732,732	536	(17,931)	715,337
Equity securities	40,658	14,575	(1,902)	53,331

	$773,390	15,111	(19,833)	768,668

March 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities held to maturity:
Fixed maturities	$21,083	297	(971)	20,409

December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$69,397	11,378	(2,560)	78,215

	December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities available for sale:
Fixed maturities	$524,287	694	(9,807)	515,174
Equity securities	38,675	14,550	(1,415)	51,810

	$562,962	15,244	(11,222)	566,984

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities held to maturity:
Fixed maturities	$21,129	254	(623)	20,760

Investment in securities at March 31, 2006 are mostly comprised of U.S. Treasury securities, obligations of U.S. government sponsored agencies and obligations of U.S. government instrumentalities (62.0%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (9.6%) and obligations of the government of Puerto Rico and its instrumentalities (6.0%). The remaining 22.4% of the investment portfolio is comprised of equity securities and mutual funds.
The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the three months ended March 31, 2006 the Corporation recognized an other-than-temporary impairment amounting to $388 on one of its equity securities classified as available for sale.
The unrealized losses on investments were mainly caused by interest rate increases and market fluctuations. Because the Corporation has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
(5) Premiums and Other Receivables
Premiums and other receivables as of March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
	2006	2005

Premiums	$75,834	53,391
Self-funded group receivables	22,108	21,620
FEHBP	11,747	9,491
Accrued interest	8,051	5,074
Agents balances	3,049	—
Funds withheld reinsurance receivable	—	118,635
Reinsurance recoverable	35,086	33,915
Other	12,392	14,152

	168,267	256,278

Less allowance for doubtful receivables:
Premiums	8,365	7,792
Other	5,191	4,448

	13,556	12,240

Total premiums and other receivables	$154,711	244,038

(6) Claim Liabilities
The activity in the total claim liabilities for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended March 31,
	2006	2005

Claim liabilities at beginning of period	$297,563	279,325
Reinsurance recoverable on claim liabilities	(28,720)	(26,555)

Net claim liabilities at beginning of period	268,843	252,770

Claim liabilities acquired from GA Life	8,771	—

Incurred claims and loss-adjustment expenses:
Current period insured events	316,804	297,517
Prior period insured events	4,460	5,406

Total	321,264	302,923

Payments of losses and loss-adjustment expenses:
Current period insured events	167,711	137,351
Prior period insured events	133,859	138,995

Total	301,570	276,346

Net claim liabilities at end of period	297,308	279,347
Reinsurance recoverable on claim liabilities	29,031	25,285

Claim liabilities at end of period	$326,339	304,632

As a result of changes in estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred. The amount in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
March 31, 2006 and 2005 is due to an unfavorable development of the claim liabilities attributed to higher than expected cost per service and utilization trends.
(7) Long-term Borrowings
A summary of the Corporation’s long-term borrowings at March 31, 2006 and December 31, 2005 is as follows:

	March 31,	December 31,
	2006	2005

Secured loan payable of $20,000, payable in various different installments up to August 31, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over LIBOR selected (which was 5.87% and 5.71% at March 31, 2006 and December 31, 2005, respectively)	$11,500	11,500
Senior unsecured notes payable of $50,000 due September 2019. Interest is payable semiannually at a fixed rate of 6.30%.	50,000	50,000
Senior unsecured notes payable of $60,000 due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	60,000	60,000
Senior unsecured notes payable of $35,000 due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	—
Secured loan payable of $41,000, payable in monthly installments of $137 up to July 1, 2024, plus interest at a rate reset periodically of 100 basis points over LIBOR selected (which was 5.63% and 5.29% at March 31, 2006 and December 31, 2005, respectively)	28,817	29,090

Total long-term borrowings	$185,317	150,590

On January 23, 2006 the Corporation issued and sold $35.0 million of its 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes). The 6.7% notes were privately placed to various accredited institutional investors. The notes pay interest each month beginning on March 1, 2006, until such principal becomes due and payable. These notes can be prepaid after five years at par, in full or in part, as determined by the Corporation. Debt issuance costs amounting to $306 were deferred and will be amortized over the term of the notes and are reported as other assets in the accompanying consolidated balance sheets.
(8) Comprehensive Income
The accumulated balances for each classification of comprehensive income are as follows:

				Accumulated
	Unrealized	Minimum		other
	gains on	pension	Cash flow	comprehensive
	securities	liability	hedges	income

BALANCE AT JANUARY 1	$3,217	(8,613)	371	(5,025)
Net current period change	(6,644)	—	92	(6,552)

BALANCE AT MARCH 31	$(3,427)	(8,613)	463	(11,577)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31. 2006
(Dollar amounts in thousands)
(Unaudited)
(9) Income Taxes
Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of earnings in the period that includes the enactment date. Quarterly income taxes are calculated using the effective tax rate determined based on the income forecasted for the full fiscal year.
(10) Pension Plan
The components of net periodic benefit cost for the three months ended March 31, 2006 and 2005 were as follows:

	Three months ended
	March 31,
	2006	2005

Components of net periodic benefit cost:
Service cost	$1,370	1,143
Interest cost	1,175	1,030
Expected return on assets	(991)	(843)
Amortization of prior service cost	12	12
Amortization of actuarial loss	602	490

Net periodic benefit cost	$2,168	1,832

Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2005 that it expected to contribute $6,000 to its pension program in 2006. As of March 31, 2006, no contributions have been made. The Corporation currently anticipates contributing approximately $6,000 to fund the pension program in 2006.
(11) Net Income (Loss) Available to Stockholders and Net Income (Loss) per Share
The Corporation presents only basic earnings per share, which amount consists of the net income (loss) that is available to common stockholders divided by the weighted-average number of common shares outstanding for the period.
The following table sets forth the computation of basic net income (loss) per share for the three months ended March 31, 2006 and 2005:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2006	2005

Numerator for basic earnings per share:
Net income (loss) available to stockholders	$9,381	(5,207)

Denominator for basic earnings per share:
Weighted average of outstanding common shares	8,906	8,904

Basic net income (loss) per share	$1,053	(585)

(12) Contingencies
(a)	As of March 31, 2006, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of its legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position and results of operations of the Corporation.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock due to the fact that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation in violation of the Puerto Rico Insurance Code. The plaintiffs alleged that they were illegally excluded from participation in the sale of shares by TSI due to the illegally selective nature of the sale of shares and that, consequently, the sale of shares should be eliminated.

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
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

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their ownership rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. On March 4, 2005 the Court issued an Opinion and Order. In this Opinion and Order, of the twelve counts included in the complaint, eight counts were dismissed for failing to assert an actionable injury; six of them for lack of standing and two for failing to plead with sufficient particularity in compliance with the Rules. All shareholder allegations, including those described above, were dismissed in the Opinion and Order. The remaining four counts were found standing, in a limited way, in the Opinion and Order. The parties finished class certification discovery and fully briefed the issue of class certification. In addition, the defendants are evaluating the dismissal of the surviving claims. While waiting for the Court’s decision on the issue of class certification, the Court sua sponte, issued an Order to Show Cause (OTC) to plaintiffs as to why the complaint should not be dismissed with prejudice. The Court’s OTC is predicated on the parties’ submissions about class certification. The Court then granted plaintiffs leave to file a sur-reply, which they did on April

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
21, 2006. In its OTC the Court indicated that it will decide first the sustainability of the complaint before deciding plaintiffs’ request for class certification. The parties are in anticipation of the Court’s ruling on the OTC. On May 4, 2006, the Court issued an Opinion and Order which entered a summary judgment in favor of the Corporation and the case was dismissed by the Court. The plaintiffs have ten (10) business days to file for reconsideration with the Court, they may also request additional findings from the Court, and/or they have thirty (30) days to appeal the judgment to the United States Court of Appeals for the First Circuit.
(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counterclaim and filed several motions to dismiss this claim. On February 18, 2005 the plaintiffs informed their intention to amend the complaint and the Court granted them 45 days to do so and 90 days to the defendants to file the corresponding motion to dismiss. On May 9, 2005 the plaintiffs amended the complaint and the defendants are preparing the corresponding motions to dismiss this amended complaint. The plaintiffs amended the complaint to allege causes of action similar to those dismissed by the United States District Court for the District of Puerto Rico in the Sánchez case. Defendants moved to dismiss the amended complaint. Plaintiffs have notified their opposition to some of the defendants’ motion to dismiss, and the defendants filed the corresponding replies. On January 25, 2006, the court held a hearing to argue the dispositive motions. On March 16, 2006 the Court held another hearing to hear additional argument on the same motions. The Court set a final hearing for July 6, 2006.

(e)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all others similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and multiple other insurance companies including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
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

The Court issued a 90-day stay to allow the parties to discuss their differences and come to amicable agreement. The stay expired on March 7, 2006. Upon the expiration of the stay, both plaintiffs and defendants agreed to request the Court to extend the stay until April 21, 2006. The stay expired and the parties informed the Court that they need additional time to iron out the details of an amicable solution. The Court has not reacted to the parties’ joint request. If the Court denies another stay, the parties will have to continue the proceedings where they were left before the issuance of the first stay. In the meantime, the Court issued an Agreed Order on the Preservation of Records. This order supersedes the parties’ existing record-keeping policies in regards to the documents and materials specified in the order. The purpose of the order is to avoid the disposition of documents that might be relevant for the case.

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

The Court issued a 90-day stay to allow the parties to discuss their differences and come to an amicable agreement. The stay expired on March 7, 2006. Upon the expiration of the stay, both plaintiffs and defendants agreed to request the Court to extend the stay until April 21, 2006. The stay expired and the parties informed the Court that they need additional time to iron out the details of an amicable solution. The Court has not reacted to the parties’ joint request. If the Court denies another stay, the parties will have to continue the proceedings where they were left before the issuance of the first stay. In the meantime, the Court issued an Agreed Order on the Preservation of Records. This order supersedes the parties’ existing record-keeping policies in regards to the documents and materials specified in the order. The purpose of the order is to avoid the disposition of documents that might be relevant for the case.
(12) Acquisition

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
Effective January 31, 2006, the Corporation acquired 100% of the common stock of Great American Life Assurance Company of Puerto Rico (GA Life). As a result of this acquisition, the Corporation became one of the leading providers of life insurance policies in Puerto Rico. The acquisition was accounted by the Corporation in accordance with the provisions of SFAS No. 141, Business Combinations. The results of operations and financial condition of GA Life are included in the accompanying unaudited consolidated financial statements for the period following the effective date of the acquisition. The aggregate purchase price of the acquired entity amounted to $38,196; of this amount $37,500 were paid in cash on January 31, 2006 and $696 are direct costs related to the acquisition.
The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The Corporation is still in the process of evaluating the net assets acquired and of obtaining third-party valuations of certain intangible assets. Consequently, the allocation of the purchase price is preliminary and subject to revision based on the outcome of the ongoing evaluation of these assets and liabilities.

Current assets	$219,747
Property and equipment	1,500
Value of business acquired	21,973

Total assets acquired	243,220

Total liabilities assumed	205,024

Net assets acquired	$38,196

The estimated fair value of the value of business acquired was actuarially determined by discounting after-tax profits at a risk rate of return equal to approximately 12%. After-tax profits were forecasted based upon models of the in force, actual invested assets as of acquisition date and best-estimate actuarial assumptions regarding premium income, claims, persistency, expenses and investment income accruing from invested assets plus reinvestment of positive cash flows. The best-estimate actuarial assumptions were based upon GA Life’s recent experience in each of its major life and health insurance product lines. The amount of value of business acquired is to be amortized, considering interest, over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to the expected total premium revenue to be received over the life of the policies.
The following unaudited pro forma financial information presents the combined results of operations of the Corporation and GA Life as if the acquisition had occurred at January 1, 2006 and 2005. The pro forma results of operations for 2006 combine the results of the Corporation for 2006 and the historical results of GA Life for the one month period ended January 31, 2006. The unaudited pro forma financial information is not intended to represent or be indicative of the Corporation’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Corporation’s future consolidated results of operations.

	Three months ended
	March 31,
	2006	2005

Total revenue	$407,149	363,240

Net income	$9,698	(3,667)

Basic net income (loss) per share	$1,089	(412)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
(13) Reconciliation of Net Income to Net Cash Provided by Operating Activities
A reconciliation of net income to net cash provided by operating activities is as follows:

	Three months ended
	March 31,
	2006	2005

Net income (loss)	$9,381	(5,207)

Adjustments to reconcile net income to net cash provided by operating expenses:

Depreciation and amortization	1,442	1,248
Amortization of investment discounts	245	194
Accretion in value of securities	(182)	(106)
Increase (decrease) in provision for doubtful receivables	451	(100)
Increase (decrease) in net deferred taxes	41	(2,506)
Gain on sale of securities	(528)	(3,314)
Unrealized gain (loss) of trading securities	(2,556)	5,793
Proceeds from trading securities sold:
Fixed maturities	—	31,946
Equity securities	5,866	5,027
Acquisition of securities in trading portfolio:
Fixed maturities	—	(14,463)
Equity securities	(5,762)	(5,116)
Loss on sale of property and equipment	—	(2)
(Increase) decrease in assets:
Premiums receivable	(23,969)	(11,081)
Accrued interest receivable	349	(793)
Agents balances	(94)	—
Reinsurance receivable	(348)	1,339
Other receivables	1,782	2,717
Deferred policy acquisition costs	(698)	460
Prepaid income tax	2,555	—
Other assets	762	(769)
Increase (decrease) in liabilities:
Claims processed and incomplete	2,661	3,705
Unreported losses	16,475	21,271
Unpaid loss-adjustment expenses	457	331
Future policy benefits	2,059	—
Unearned premiums	585	(3,393)
Policyholder deposits	416	279
Liability to FEHBP	3,741	988
Accounts payable and accrued liabilities	(11,216)	(2,179)
Income tax payable	—	1,217

Net cash provided by operating activities	$3,915	27,486

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) for the three months ended March 31, 2006. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2005.
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
Structure of the Organization
TSM is incorporated under the laws of the Commonwealth of Puerto Rico. It is the holding company of several entities, through which it offers a wide range of insurance products and services. These insurance products and services are offered through the following TSM wholly-owned subsidiaries:
•	Triple-S, Inc. (TSI), a health insurance company serving two major segments: the Commercial Program and the Commonwealth of Puerto Rico Healthcare Reform Program (the Healthcare Reform);

•	Seguros Triple-S, Inc. (STS), a property and casualty insurance company;

•	Great American Life Assurance Company of Puerto Rico (GA Life) a life insurance company; and

•	Seguros de Vida Triple-S, Inc. (SVTS), a life and disability insurance and annuity products company.
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

Recent Developments
Puerto Rico’s Economy
The government of Puerto Rico has announced a lack of current budgetary funds to complete this fiscal year ending June 30, 2006 and that the legislative branch has not authorized a budget loan from the Government Development Bank. Due to this situation, the government is in a partial temporary shut-down since May 1, 2006 until the executive and legislative branches reach an agreement as to how to provide the necessary funds to cover expenses. Although the request of the government is a loan, both the legislative and executive branches have been discussing a number of possibilities to raise additional funds, including additional taxes and a tax reform based on consumption.
As disclosed in Item 1A “Risk Factors” of the Annual Report on Form 10-K as of December 31, 2005, the Corporation has a large concentration of its business in the government’s healthcare reform program, which comprise the Corporation’s Health Insurance — Reform segment. Total premiums generated from the Health Insurance — Reform segment represented 32.1% of the Corporation’s consolidated total premiums during the three months ended March 31, 2006. Until the legislative and executive branches of the government can agree over issues of budget and tax reform, the government could implement measures that would delay the payments to its vendors and service providers and/or cancel certain contracts. If this situation is resolved before June 30, 2006, the government expects to be able to pay its debtors as usual. The government has informed that they expect to be able to pay 80% of the Healthcare Reform premiums billed during the time it takes to resolve this situation; the remaining amount is expected to be paid during July 2006. If the government determines to cancel the healthcare reform contracts, it could adversely affect the Corporation’s operating results, significantly decreasing its volume of premiums, claims and operating expenses. The cancellation of the reform contracts could result in an increase in costs due to the need to downsize some of the operations of the Health Insurance — Reform segment.
Various rating agencies have placed the rating of the government’s debt on a watchlist for possible ratings downgrade. If this happens, the rating of some of the Corporation’s investment in obligations of the government of Puerto Rico and its instrumentalities will be affected. As of March 31, 2006 the Corporation has $52.4 million invested in obligations of the government of Puerto Rico and its instrumentalities. On May 8, 2006, one rating agency downgraded to non-investment grade some of the debt issues of the government. As of March 31, 2006, approximately $46.0 million of the Corporation’s investment in obligations of the government of Puerto Rico and its instrumentalities are now considered non-investment grade by this rating agency.
Recent Accounting Standards
For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.
Significant Transactions
Effective January 31, 2006, TSM completed the acquisition of 100% of the common stock of GA Life for $37.5 million. As a result of this acquisition, the Corporation became one of the leading providers of life insurance policies in Puerto Rico. After its acquisition, GA Life along with SVTS form the Corporation’s Life and Disability Insurance segment. During 2006, TSM expects to merge the operations of GA Life with those of SVTS after receiving required regulatory approvals. GA Life’s results of operations and financial condition are included in the Corporation’s consolidated financial statements included in this Quarterly Report on Form 10-Q for the period following January 31. 2006.
The historical results of operations of the pre-acquisition entities and “comparable basis” information for the three months ended March 31, 2005 are included in the following tables. Comparable basis information was determined by adding the historical statements of earnings for the Corporation and GA Life. Comparable basis information is presented in order to provide investors with a more meaningful comparison to the current period due to the acquisition of GA Life. Comparable basis is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of operations of the Corporation that would have been reported had the acquisition been completed as of January 31, 2005.
Consolidated

	Three months ended March 31, 2005
			Comparable
(Dollar amounts in thousands)	TSM	GA Life	Basis

REVENUE:
Premiums earned, net	$333,389	12,294	345,683
Amounts attributable to self-funded arrangements	51,915	—	51,915
Less amounts attributable to claims under self-funded arrangements	(48,540)	—	(48,540)

	336,764	12,294	349,058
Net investment income	7,064	1,958	9,022
Net realized investment gains (losses)	3,314	(375)	2,939
Net unrealized investment loss on trading securities	(5,793)	—	(5,793)
Other income, net	632	—	632

Total revenue	341,981	13,877	355,858

BENEFITS AND EXPENSES:
Claims incurred	302,923	6,718	309,641
Operating expenses, net of reimbursement for services	43,766	5,455	49,221
Interest expense	1,788	—	1,788

Total benefits and expenses	348,477	12,173	360,650

Income (loss) before taxes	(6,496)	1,704	(4,792)

INCOME TAX EXPENSE (BENEFIT):
Current	1,221	123	1,344
Deferred	(2,510)	(396)	(2,906)

Total income taxes	(1,289)	(273)	(1,562)

Net income (loss)	$(5,207)	1,977	(3,230)

Basic net loss per share	$(585)		(363)

Life and Disability Insurance Segment

	Three months ended March 31, 2005
			Comparable
(Dollar amounts in thousands)	SVTS	GA Life	Basis

Net earned premiums and commission income:
Earned premiums
Life	$2,202	9,806	12,008
Disability	3,354	26	3,380
Cancer and other dreaded diseases	213	2,781	2,994

Total earned premiums	5,769	12,613	18,382

Earned premiums ceded	(2,023)	(319)	(2,342)

Net earned premiums	3,746	12,294	16,040

Commission income on reinsurance	107	—	107

Net premiums earned	$3,853	12,294	16,147

Claims incurred	$2,633	6,718	9,351
Operating expenses	1,982	5,455	7,437

Total underwriting costs	$4,615	12,173	16,788

Underwriting income (loss)	$(762)	121	(641)

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

	Three months ended March 31,
			Comparable
(dollar amounts in thousands)	2006	2005	Basis 2005

Consolidated earned premiums, net and fee revenue	$385,533	336,764	349,058

Consolidated claims incurred	$326,684	302,923	309,641
Consolidated operating expenses	57,730	43,766	49,221

Consolidated operating costs	$384,414	346,689	358,862

Consolidated loss ratio	84.7%	90.0%	88.7%
Consolidated expense ratio	15.0%	13.0%	14.1%

Consolidated combined ratio	99.7%	103.0%	102.8%

Consolidated net investment income	$10,050	7,064	9,022
Consolidated realized gain on sale of securities	528	3,314	2,939
Consolidated unrealized gain (loss) on trading securities	2,556	(5,793)	(5,793)

Total consolidated net investment income	$13,134	4,585	6,168

Consolidated interest expense	$3,394	1,788	1,788

Consolidated income tax expense (benefit)	$2,677	(1,289)	(1,562)

Consolidated net income (loss)	$9,381	(5,207)	(3,230)

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Consolidated earned premiums, net and fee revenue for the three months ended March 31, 2006 presented an increase of $48.8 million, or 14.5%, when compared to the consolidated earned premiums, net and fee revenue for the three months ended March 31, 2005. On a comparable basis the consolidated earned premiums, net and fee revenue increased by $36.5 million, or 10.4%. The fluctuation on a comparable basis is attributed to the following:

•	The earned premiums, net and fee revenue corresponding to the Health Insurance — Commercial segment increased by $27.2 million, or 14.4%, during the period. The increase in premiums earned, net of this segment is primarily due to an increase in the average enrollment of the Medicare Advantage business in the 2006 period. The average enrollment of the segment’s rated contracts decreased during the same period, the effect of which was mitigated by an average increase in premium rates of 4.0%.

•	The earned premiums, net of the Health Insurance — Healthcare Reform segment presented an increase of $4.4 million, or 3.5% during this period. This increase is the result of a 5.8% increase in premium rates effective August 1, 2005, net of decrease in average enrollment.

•	On a comparable basis, in the 2006 period the earned premiums, net of the Life and Disability Insurance segment increased by $5.5 million, or 34.3%. The increase in the earned premiums net of this segment is due to the following:
°	The assumed earned premiums of the segment on both the actual and comparable basis increased by $4.4 million in the 2006 period. This increase is due to the business assumed by SVTS during January 2006 as a result of the coinsurance funds withheld agreement with GA Life, in which SVTS assumes 69% of GA Life’s business effective December 22, 2005. However, since TSM acquired GA Life, now both entities form the Corporation’s Life and Disability Insurance segment. Thus, this reinsurance agreement is eliminated upon the combination of both entities for segment presentation. The effects of the reinsurance transactions corresponding to this agreement were eliminated for consolidated financial statement purposes for the period following January 31, 2006.

°	On a comparable basis, the earned premiums of the segment’s individual life and cancer and other dreaded diseases lines of business increased by $714 thousand, or 7.3%, and $639 thousand, or 21.3%, respectively.
Consolidated claims incurred for the three months ended March 31, 2006 increased by $23.8 million, or 7.8%, when compared to the claims incurred for the three months ended March 31, 2005. On a comparable basis, the consolidated claims incurred increased by $17.0 million, or 5.5%. The fluctuation on a comparable basis is mostly due to the increase in the claims incurred of the Health Insurance — Commercial segment during the 2006 period. The claims incurred for this particular segment during the 2006 period presented an increase of $18.0 million, or 10.4%, when compared to the 2005 period. This fluctuation is mostly the result of the segment’s increased volume of business in the Medicare Advantage business.
The consolidated loss ratio reflected a decrease of 5.3 percentage points during the 2006 period. The decrease, on a comparable basis, of the consolidated loss ratio was 4.0 percentage points. This decrease is mostly driven by the Health Insurance — Commercial segment’s growing Medicare Advantage business, which has a lower loss ratio experience as compared to the loss ratio of the other rated contracts business.
Consolidated operating expenses for the three months ended March 31, 2006 increased by $14.0 million, or 31.9%, when compared to the operating expenses for the three months ended March 31, 2005. On a comparable basis, the consolidated operating expenses increased by $8.5 million, or 17.3%. The increase in the consolidated operating expenses on a comparable basis is mainly attributed to the segments increased volume of business during the 2006 period. In addition, the 2006 quarter reflects expenses related to the launching of the new Medicare Advantage policies of the Health Insurance — Commercial segment, Medicare Platino and FarmaMed. The consolidated expense ratio on a comparable basis presented an increased of 0.9 percentage points during the 2006 period.
The consolidated realized gains during the 2006 and 2005 periods are the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available for sale securities.
The unrealized gain (loss) on trading securities is related to investments held by the segments in equity securities and corporate bonds. The unrealized gain of $2.6 million experienced during the 2006 period is attributed to gains in the portfolios held by the segments in equity securities. One of the equity securities portfolios is designed to replicate the Standard & Poor’s 500 Index and the other two are actively managed to simulate the Russell 1000 Growth Index and the Russell 1000 Value Index. All of these indexes experienced positive returns in the 2006 quarter.
The consolidated interest expense presented an increase of $1.6 million on both an actual and comparable basis. This increase is primarily due to the interest expense corresponding to the new debt issued and sold by the Corporation during the last quarter of the year 2005 and during the 2006 period. On December 21, 2005 the Corporation issued and sold its $60.0 million 6.6 % Senior Unsecured Notes Due December 2019 in connection with the coinsurance funds withheld reinsurance agreement with GA Life. On January 23, 2006 the Corporation issued and sold its $35.0 million 6.7% Senior Unsecured Notes Due January 2021 in connection with the acquisition of GA Life. Both Senior Unsecured Notes had the effect of increasing the interest expense of the 2006 period by $1.4 million.
The consolidated income tax expense for the three months period ended March 31, 2006 increased by $4.0 million when compared to the same period of the prior year. The consolidated income tax expense on a comparable basis presented an increase of $4.2 million. This increase is mostly due to an increase in the taxable income when comparing the 2006 to the 2005 periods.
Health Insurance — Commercial Program Operating Results

	Three months ended
	March 31,
(dollar amounts in thousands)	2006	2005

Average enrollment:
Corporate accounts	298,626	306,308
Self-funded employers	151,970	151,315
Individual accounts	77,478	83,290
Federal employees	47,966	50,154
Local government employees	31,630	36,562
Medicare Advantage	18,876	986

Total enrollment	626,546	628,615

Earned premiums	$211,845	185,057
Amounts attributable to self-funded arrangements	51,466	52,234
Less: Amounts attributable to claims under self-funded arrangements	(47,377)	(48,540)

Earned premiums and fee revenue	$215,934	188,751

Claims incurred	$190,857	172,829
Operating expenses	28,401	24,240

Total underwriting costs	$219,258	197,069

Underwriting loss	$(3,324)	(8,318)

Loss ratio	88.4%	91.6%
Expense ratio	13.2%	12.8%

Combined ratio	101.5%	104.4%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Earned premiums and fee revenue for the three months ended March 31, 2006 increased by $27.2 million, or 14.4%, when compared to the earned premiums and fee revenue for the three months ended March 31, 2005. This increase in earned premiums and fee revenue is the result of the following:
•	Premiums generated by the segment’s Medicare Advantage program presented an increase of $28.3 million, from $3.1 million in the 2005 period to $31.4 million in the 2006 period. This increase is primarily due to the increase in enrollment experienced in this business. The average enrollment of the Medicare Advantage program presented an increase of 17,890 members upon comparison of the 2006 and 2005 periods. In January 2006, the segment expanded its Medicare Advantage program with the introduction of Medicare Platino (for medically indigent Medicare-qualified beneficiaries in Puerto Rico) and FarmaMed (prescription drugs program for beneficiaries of Medicare Parts A and B). The enrollment for these programs contributed to the increase in average membership of the Medicare Advantage business.

•	The segment experienced a decrease in the earned premiums corresponding to its other rated contracts lines of business of approximately $900 thousand. This decrease is the combined effect of a decrease in the average enrollment of 20,614 members, or 4.3% and an average increase in premium rates of 4.0%. The segment maintained its contract renewal ratio of over 90% during the first quarter of 2006. The decrease in average enrollment is primarily noted in the individual and local government employees as a result of qualifying enrollees selecting Medicare Advantage policies. The average enrollment of the individual and local government employees business decreased by 5,812, or 7.0%, and 4,932, or 13.5%, respectively, during the 2006 period.
Claims incurred in the 2006 period presented an increase of $18.0 million, or 10.4%, when compared to the same period in 2005. This increase is mostly related to the claims incurred from the Medicare Advantage business, which presented an increase of $23.5 million during the 2006 period. The increase in the Medicare Advantage claims incurred was offset by a decrease of $5.4 million in the claims incurred in the rated contracts lines of business. The decrease in the claims incurred in the rated contracts lines of business was mostly attributed to the decreased average enrollment of these businesses in the 2006 period, as well as to the result of pharmacy cost containment initiatives implemented during the year 2005. The segment’s loss ratio decreased 3.2 percentage points during 2006 is mainly due to the fact that the loss ratio experience for the growing Medicare Advantage business during this period is lower than the loss ratio of the other rated contracts business and cost containment initiatives.
Operating expenses for the three months ended March 31, 2006 increased by $4.2 million, or 17.2%, when compared to the three months ended March 31, 2005. The segment’s expense ratio increased 0.4 percentage points in the same period. These fluctuations are primarily attributed to advertising and sales costs incurred in 2006 related to the launching of the Medicare Platino and FarmaMed policies, as well as to increases in payroll and related expenses and technology related costs consistent with corporate business initiatives.
Health Insurance — Healthcare Reform Program Operating Results

	Three months ended
	March 31,
(dollar amounts in thousands)	2006	2005

Average enrollment:
North area	227,386	232,977
Metro-north area	210,887	215,707
Southwest area	158,281	162,573

	596,554	611,257

Earned premiums	$127,496	123,140

Claims incurred	$113,882	116,088
Operating expenses	9,240	8,914

Total underwriting costs	$123,122	125,002

Underwriting income (loss)	$4,374	(1,862)

Loss ratio	89.3%	94.3%
Expense ratio	7.2%	7.2%

Combined ratio	96.6%	101.5%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Earned premiums for the three months ended March 31, 2006 increased by $4.4 million, or 3.5%, when compared to the earned premiums for the same period of last year. This increase is mostly the result of the following:
•	Premium rates for this segment were increased, effective August 1st, 2005, by approximately 5.8% during the Healthcare Reform contract renegotiation process for the eleven-month period ending June 30, 2006.

•	The segment’s average enrollment during the 2006 quarter decreased by 14,703 members, or 2.4%, when compared to the average enrollment during the 2005 quarter. This decrease is mainly due to the shift of membership into a government-sponsored Medicare Advantage policy (Medicare Platino).
Claims incurred during the three months ended March 31, 2006 presented a decrease of $2.2 million, or 1.9%, when compared to the 2005 period. The loss ratio presented a decrease of 5.0 percentage points when comparing the 2006 and 2005 periods. These fluctuations result mostly from the fact that the 2005 period includes an unfavorable development of the reserves of approximately $7.0 million; this unfavorable development is due to higher than expected utilization of services during that period. The loss ratio for the 2005 period, excluding the effect of this unfavorable development of the reserves, is similar to the loss ratio for the 2006 period.
Operating expenses presented an increase of $326 thousand, or 3.7%, when comparing the 2006 and 2005 periods. The expense ratio did not change during the 2006 period. This fluctuation is due to the normal inflationary effect in operational costs.
Property and Casualty Insurance Operating Results

	Three months ended
	March 31,
(dollar amounts in thousands)	2006	2005

Premiums written:
Commercial multiperil	$13,170	12,984
Dwelling	6,190	6,221
Auto physical damage	6,010	4,995
Commercial auto liability	4,050	3,679
Other liability	1,893	2,325
Medical malpractice	951	1,101
All other	2,469	2,462

Total premiums written	34,733	33,767

Premiums ceded	(13,729)	(14,475)
Change in unearned premiums	1,023	2,804

Net premiums earned	$22,027	22,096

Claims incurred	$10,313	11,373
Operating expenses	11,642	10,341

Total underwriting costs	$21,955	21,714

Underwriting income	$72	382

Loss ratio	46.8%	51.5%
Expense ratio	52.9%	46.8%

Combined ratio	99.7%	98.3%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
Total premiums written for the three months period ended March 31, 2006 increased by $966 thousand, or 2.9%, when compared to the three months period ended March 31, 2005. This increase is mostly reflected in the premiums written for auto physical damage and commercial auto liability policies, which experienced an increase in premiums of $1.0 million, or 20.3%, and of $371 thousand, or 10.1%, during this period, respectively. The segment is focusing its writings efforts to increase the auto insurance business.
Premiums ceded to reinsurers during the 2006 period presented a decrease of $746 thousand, or 5.2%, when compared to the 2005 period. The ratio of premiums ceded to premiums written reflect a decrease of 3.4 percentage points, from 42.9% in the 2005 period to 39.5% in the 2006 period. This decrease is primarily due to a change in the segment’s transfer of risk to reinsurers. In 2006, the ceding risk transfer percentages for the commercial lines quota share arrangements decreased from 42.5% to 41.0%. The effect of the decrease in the ceding risk transfer percentages for the commercial lines quota share arrangements was mitigated by an increase in the ceding risk transfer percentages for the personal lines quota share arrangements from 10.0% to 13.8%.
Claims incurred reflect a reduction of $1.1 million, or 9.3% when compared to the 2005 period. The loss ratio experienced a decrease of 4.7 percentage points during the 2006 quarter when compared to the same quarter of the prior year. This fluctuation is mostly attributed the segment’s emphasis on quality underwriting which has resulted in better loss experience for this segment, particularly in the commercial multi-peril and auto physical damage lines of business.
The operating expenses for the three months ended March 31, 2006 increased by $1.3 million, or 12.6%, when compared to the operating expenses for the three months ended March 31, 2005. The expense ratio increased by 6.1 percentage points during this period. The increase in operating expenses in the 2006 period is mostly due to an increase in commission expense, payroll and related expenses, and consulting fees. The segment’s commission rates for the commercial multi-peril and commercial auto business in effect in this first quarter of 2006 were 2.5 percentage points higher than those in the 2005 period.
Life and Disability Insurance Operating Results

	Three months ended March 31,
			Comparable
(dollar amounts in thousands)	2006	2005	Basis 2005

Net earned premiums and commission income:
Earned premiums:
Life	$12,543	2,202	12,008
Disability	3,182	3,354	3,380
Cancer and other dreaded diseases	3,633	213	2,994

Total earned premiums	19,358	5,769	18,382

Earned premiums ceded	(2,243)	(2,023)	(2,342)
Assumed earned premiums	4,413	—	—

Net earned premiums	21,528	3,746	16,040

Commission income on reinsuarance	153	107	107

Net premiums earned	$21,681	3,853	16,147

Claims incurred	$11,632	2,633	9,351
Operating expenses	11,390	1,982	7,437

Total underwriting costs	$23,022	4,615	16,788

Underwriting loss	$(1,341)	(762)	(641)

Loss ratio	53.7%	68.3%	57.9%
Expense ratio	52.5%	51.4%	46.1%

Combined ratio	106.2%	119.8%	104.0%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Premiums earned for the segment increased by $13.6 million, or 235.6% in the 2006 period. On a comparable basis premiums earned increased by $976 thousand, or 5.3%, mostly as a result of the following fluctuations:
•	The premiums earned of the individual life line of business on a comparable basis increased by $714 thousand, or 7.3%, in the 2006 period. This fluctuation is mainly the result of increases in the ordinary life and the monthly debit ordinary (MDO) premiums of 12.0% and 5.0%, respectively. The increase in premiums earned of the ordinary life and MDO business is principally due to new sales made during the 2006 period.

•	The premiums earned of the cancer and other dreaded diseases on a comparable basis increased by $639 thousand, or 21.3%, in the 2006 period. This increase is primarily attributed to the growth in the sales of the new cancer products that the segment began selling during the last quarter of the year 2004.

•	The premiums earned on a comparable basis for the group life and group disability lines of business had a combined decrease of $377 thousand, or 6.7%, when compared to the three months ended March 31, 2005. This fluctuation is primarily due to a disciplined underwriting of groups where premiums have been significantly adjusted to reflect expected losses and those groups have decided not to renew.
On December 22, 2005, the segment entered into a coinsurance funds withheld agreement with GA Life. Under the terms of this agreement the segment shares 69% of all the business written by GA Life as of and after the effective date of the agreement. Since GA Life was acquired by TSM effective January 31, 2006, the segment reflects premiums assumed of $4.4 million that represents the segment’s 69% share of premiums for the month of January 2006 under this coinsurance agreement with GA Life. The effects of the reinsurance transactions corresponding to this agreement were eliminated for consolidated financial statement purposes for the period following January 31, 2006.
The claims incurred of the segment increased by $9.0 million, or 341.8%, in the 2006 period. On a comparable basis the claims incurred of the segment increased by $2.3 million, or 24.4%. The increase of the claims incurred on a comparable basis is primarily due to the segment’s 69% share of claims and actuarial reserves for the month of January 2006, under the coinsurance agreement with GA Life amounting to $2.3 million. An increase of $311 thousand, or 4.6%, in the ordinary life claims incurred was offset by a $322 thousand, or 12.2%, decrease in the claims incurred of the group life and disability business. The decrease in the claims incurred of the group life and disability business results from the improved claims experience on these lines, following the terminations during the past three quarters of high loss ratio groups during their renewal process. The segment’s close monitoring of claims experience during each group’s renewal process has resulted in the improvement of the overall loss ratio from 57.9% in the 2005 period (on a comparable basis) to 53.7% in the 2006 period.
The operating expenses increased by $9.4 million, or 474.7% in the 2006 period. On a comparable basis operating expenses presented an increase of $4.0 million, or 53.2%. The expense ratio on a comparable basis presented an increase of 6.4 percentage points. Of the total increase in operating expenses, $1.2 million is related to the segment’s 69% share of commissions and other operating expenses for the month of January 2006, under the coinsurance agreement with GA Life. The remaining increase in operating expenses is mostly related to management fees charged by TSM and increases in commission expense and payroll and related expenses.
Liquidity and Capital Resources
Cash Flows
The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.

As of March 31, 2006 and December 31, 2005, the Corporation’s cash and cash equivalents amounted to $48.9 million and $49.0 million, respectively. The sources of funds available to meet the requirements of the Corporation’s operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.
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
Net cash flows provided by operating activities amounted to $3.9 million and $27.5 million for the three months ended March 31, 2006 and 2005, respectively, a decrease of $23.6 million. This decrease in cash flows from operating activities is mainly attributed to the net effect of the following:
•	The amount of claims, losses and benefits paid for the three months ended March 31, 2006 reflect an increase of $29.1 million when compared with the three months ended March 31, 2005. The increase in the amount of claims, losses and benefits paid is mostly the result of the segments’ increased volume of business.

•	The payments to suppliers and employees increased by $20.6 million when comparing the amount paid during the 2006 and 2005 periods. This increase is basically attributed to additional commission expense generated from the acquisition of new business and general operating expenses.

•	The net proceeds of investments in the trading portfolio decreased by $17.3 million for the three months ended March 31, 2006, when compared to the three months ended March 31, 2005. The fluctuation when compared to the 2005 period is due to the sale of the corporate bonds portfolio in mid year 2005. The corporate bonds portfolio was considered as a trading portfolio.

•	Premiums collected increased by $42.8 million when comparing collections during the three months ended March 31, 2006 with collections for the three months ended March 31, 2004. This increase is mostly related to the increased volume of business and increases in premium rates of the operating segments.

•	Interest received increased by $4.1 million during the 2006 period. This increase is mostly the related to the increase experienced in the Corporations investments in fixed income securities during the 2006 period.
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
Net cash flows used in investing activities amounted to $33.6 million and $14.9 million for the three months ended March 31, 2006 and 2005, respectively, an increase of $18.7 million. The increase in the cash flows used in investing activities during this period is attributed to the following:

•	During the 2006 period the Corporation completed the acquisition of 100% of the common stock of GA Life. This transaction had an acquisition cost of $38.2 million, net of $10.4 million of acquired cash.

•	The amount of capital expenditures increased by $2.4 million when comparing the 2006 and 2005 periods. This increase is principally due to incurred cost related to the renovation of one of Corporation’s facilities in one building adjacent to its main offices and to expenses related to STS’s acquisition of a new computer system to manage its insurance operations.

•	The Corporation had net decrease of $11.6 million in the net acquisition of investments during the 2006 period. During the three months ended March 31, 2006 and 2005 total acquisition of investments exceeded the proceeds from investments sold or matured by $1.9 million and $13.5 million, respectively.
Cash Flows from Financing Activities
Net cash flows provided by financing activities amounted to $29.6 million and $10.4 million for the three months ended March 31, 2006 and 2005, respectively. The increase of $19.2 million when compared to the same period of the prior year is mainly due to the effect of following fluctuations:
•	During the three months ended March 31, 2006 the Corporation received the proceeds from the issuance of its 6.7% Senior Unsecured Notes amounting to $35.0 million. No long-term debt was issued in the 2005 period.

•	On January 13, 2006 the Corporation declared and paid dividends amounting to $6.2 million. There was no dividend payment during the 2005 period.

•	The change in outstanding checks in excess of bank balances reflects a decrease of $6.1 million during the three months ended March 31, 2006 compared to the 2005 period. The amount of checks in excess of bank balances represents a timing difference between the issuance of checks and the cash balance in the bank account at one point in time.

•	In the 2006 period the payments of short-term borrowings exceeded proceeds from short-term borrowings by $1.7 million. In the 2005 period the short-term borrowings activity did not result in net borrowings or payments. Short-term borrowings are used to address timing differences between cash receipts and disbursements.
Financing and Financing Capacity
The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of March 31, 2006, the Corporation had $227.5 million in available credit on these agreements. There are no outstanding short-term borrowings as of March 31, 2006.
As of March 31, 2006 the Corporation has the following senior unsecured notes payable:
•	On September 30, 2004 TSI issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes). The 6.3% notes are unconditionally guaranteed as to payment of principal, premium, if any and interest by the Corporation. The notes were privately placed to various institutional accredited investors. The notes pay interest semiannually beginning on March 2005, until such principal becomes due and payable. These notes can be prepaid after five years at par, in total or partially, as determined by the Corporation. Most of the proceeds obtained from this issuance were used to repay $37.0 million of short-term borrowings made by TSI. The remaining proceeds were used for general business purposes.

•	On December 21, 2005 TSM issued and sold $60.0 million of its 6.6% senior unsecured notes due December 2020 (the 6.6% notes). The 6.6% notes were privately placed to various institutional accredited investors. The notes pay interest each month beginning on January 2006, until such principal becomes due and payable. These notes can be prepaid after five years at par, in full or in part, as determined by the Corporation. The proceeds obtained from this issuance were used to pay the initial ceding commission to GA Life on the effective date of the coinsurance funds withheld reinsurance agreement.
Both the 6.3% and the 6.6% notes contain certain covenants with which TSI and the Corporation have complied with at March 31, 2006.
On January 23, 2006 the Corporation issued and sold $35.0 million of its 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes). The 6.7% notes were privately placed to various accredited institutional investors. The notes pay interest each month beginning on March 1, 2006, until such principal becomes due and payable. These notes can be prepaid after five years at par, in full or in part, as determined by the Corporation. The proceeds obtained from this issuance were used to finance the acquisition of 100% of the common stock of GA Life effective January 31, 2006.
In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates based on the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of March 31, 2006, the two credit agreements have an outstanding balance of $28.8 million and $11.5 million, respectively. These credit agreements contain restrictive covenants, including, but not limited to, the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of March 31, 2006, management believes the Corporation is in compliance with these covenants.
Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The Corporation is exposed to certain market risks that are inherent in the Corporation’s financial instruments, which arise from transactions entered into in the normal course of business. The Corporation has exposure to market risk mostly in its investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices. No material changes have occurred in the Corporation’s exposure to financial market risks since December 31, 2005. A discussion of the Corporation’s market risk as of December 31, 2005 is incorporated by reference to Item 7A “Quantitative and Qualitative Disclosures about Market Risk” of the Corporation’s Annual Report on Form 10-K.
Item 4. Controls and Procedures
The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of March 31, 2006. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2006. There were no significant changes in the Corporation’s disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.
Part II — Other Information
Item 1. Legal Proceedings
(a)	As of March 31, 2006, the Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock due to the fact that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation in violation of the Puerto Rico Insurance Code. The plaintiffs alleged that they were illegally excluded from participation in the sale of shares by TSI due to the illegally selective nature of the sale of shares and that, consequently, the sale of shares should be eliminated.

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
(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their ownership rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. On March 4, 2005 the Court issued an Opinion and Order. In this Opinion and Order, of the twelve counts included in the complaint, eight counts were dismissed for failing to assert an actionable injury; six of them for lack of standing and two for failing to plead with sufficient particularity in compliance with the Rules. All shareholder allegations, including those described above, were dismissed in the Opinion and Order. The remaining four counts were found standing, in a limited way, in the Opinion and Order. The parties finished class certification discovery and fully briefed the issue of class certification. While waiting for the Court’s decision on the issue of class certification, the Court, sua sponte, issued an Order to Show Cause (OTC) to plaintiffs as to why the complaint should not be dismissed with prejudice. The Court’s OTC is predicated on the parties’ submissions about class certification. The Court then granted plaintiffs leave to file a sur-reply, which they did on April 21, 2006. In its OTC the Court indicated that it will decide first the sustainability of the complaint before deciding plaintiffs’ request for class certification. The parties are in anticipation of the Court’s ruling on the OTC. On May 4, 2006, the Court issued an Opinion and Order which entered a summary judgment in favor of the Corporation and the case was dismissed by the Court. The plaintiffs have ten (10) business days to file for reconsideration with the Court, they may also request additional findings from the Court, and/or they have thirty (30) days to appeal the judgment to the United States Court of Appeals for the First Circuit.
(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counterclaim and filed several motions to dismiss this claim. On February 18, 2005 the plaintiffs informed their intention to amend the complaint and the Court granted them 45 days to do so and 90 days to the defendants to file the corresponding motion to dismiss. On May 9, 2005 the plaintiffs amended the complaint and the defendants are preparing the corresponding motions to dismiss this amended complaint. The plaintiffs amended the complaint to allege causes of action similar to those dismissed by the United States District Court for the District of Puerto Rico in the Sánchez case. Defendants moved to dismiss the amended complaint. Plaintiffs have notified their opposition to some of the defendants’ motion to dismiss, and the defendants filed the corresponding replies. On January 25, 2006, the court held a hearing to argue the dispositive motions. On March 16, 2006 the Court held another hearing to hear additional argument on the same motions. The Court set a final hearing for July 6, 2006.
(e)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all others similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and multiple other insurance companies including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.

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

The Court issued a 90-day stay to allow the parties to discuss their differences and come to amicable agreement. The stay expired on March 7, 2006. Upon the expiration of the stay, both plaintiffs and defendants agreed to request the Court to extend the stay until April 21, 2006. The stay expired and the parties informed the Court that they need additional time to iron out the details of an amicable solution. The Court has not reacted to the parties’ joint request. If the Court denies another stay, the parties will have to continue the proceedings where they were left before the issuance of the first stay. In the meantime, the Court issued an Agreed Order on the Preservation of Records. This order supersedes the parties’ existing record-keeping policies in regards to the documents and materials specified in the order. The purpose of the order is to avoid the disposition of documents that might be relevant for the case.
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

The Court issued a 90-day stay to allow the parties to discuss their differences and come to an amicable agreement. The stay expired on March 7, 2006. Upon the expiration of the stay, both plaintiffs and defendants agreed to request the Court to extend the stay until April 21, 2006. The stay expired and the parties informed the Court that they need additional time to iron out the details of an amicable solution. The Court has not reacted to the parties’ joint request. If the Court denies another stay, the parties will have to continue the proceedings where they were left before the issuance of the first stay. In the meantime, the Court issued an Agreed Order on the Preservation of Records. This order supersedes the parties’ existing record-keeping policies in regards to the documents and materials specified in the order. The purpose of the order is to avoid the disposition of documents that might be relevant for the case.
Item IA. Risk Factors
Other than as disclosed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Recent Developments — Puerto Rico’s Economy”, no material change has occurred from risk factors previously disclosed by the Corporation in its Annual Report on Form 10-K for December 31. 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders
On February 5, 2006, the Corporation held the continuation of its Seventh Annual Meeting of Shareholders (the “Meeting”), which commenced on April 24, 2005. During the meeting, shareholders had to vote on four resolutions that were presented by the Board of Directors and a shareholder.
Resolution Number 3 was presented by the Board of Directors of the Corporation to amend Article Eighth of the Articles of Incorporation and Articles 4-2 and 4-3 of the Bylaws to allow the transfer of shares to any physician or dentist of one or more common shares during his/her lifetime or upon his/her death, if no kind of payment, service, obligation, or other inducement had been or was to be provided or rendered, and if said physician or dentist complied with the Articles of Incorporation limit requirement of twenty-one (21) common shares. This resolution required the affirmative vote of two-thirds (2/3) or more of the issued and outstanding common shares with the right to vote for its approval.
The voting results for Resolution Number 3 were the following: 6,014 of the issued and outstanding common shares with the right to vote of the Corporation exercised their right to vote either in person or by proxy at the Meeting; 4,927 (81.9%) voted to approve the Resolution; 864 (14.4%) voted not to approve the Resolution; 203 (3.4%) shares abstained from voting; and, 20 (0.3%) voted in blank. This Resolution was not approved since it required the affirmative vote of two-thirds (2/3) or more of the issued and outstanding common shares with the right to vote for its approval, which would have been 5,936 shares.
Resolution Number 4 was presented by the Board of Directors of the Corporation to amend and renumber Articles Fourth, Fifth, Sixth, Seventh, Eighth, Ninth, Tenth, Eleventh, Twelfth, and Thirteenth of the Articles of Incorporation to establish that the authorized capital of the Corporation would be divided into two classes of common shares: (1) Voting Common Shares, which would have been the common shares authorized by the Corporation since its establishment, in other words, the existing common shares, and (2) Non-Voting Common Shares, which would have not been available for purchase, since they would only be issued so that one or more of the voting common shares of a shareholder could have been exchanged, upon his/her death, for an equal amount of non-voting common shares for the benefit of his/her heirs or surviving spouse when they were not physicians or dentists, subject to, among other requirements to be complied with, the twenty-one (21) common shares per person limit. In addition, this Resolution included revisions of some provisions in order to improve or correct the text or language of the Articles of Incorporation. This resolution required three-fourths (3/4) or more of the issued and outstanding common shares with the right to vote for its approval.
The voting results for Resolution Number 4 were the following: 6,028 of the issued and outstanding common shares with the right to vote of the Corporation exercised their right to vote either in person or by proxy at the Meeting; 5,053 (83.8%) voted to approve the Resolution; and, 803 (13.3%) voted not to approve the Resolution; 172 (2.9%) shares abstained from voting. This Resolution was not approved since it required the affirmative vote of three-fourths (3/4) or more of the issued and outstanding common shares with the right to vote for its approval, which would have been 6,678 shares.
Resolution Number 5 was presented by the Board of Directors of the Corporation to amend Chapters 1, 2, 3, 4, 5, 6, 7, 8, 9, and 10 of the By-laws of the Corporation to establish that the authorized capital of Triple-S Management Corporation would be divided into two classes of common shares: (1) Voting Common Shares, which would have been the common shares authorized by the Corporation since its establishment, in other words, the existing common shares, and (2) Non-Voting Common Shares, which would have not been available for purchase, since they would only be issued so that one or more of the voting common shares of a shareholder could have been exchanged, upon his/her death, for an equal amount of non-voting common shares for the benefit of his/her heirs or surviving spouse when they were not physicians or dentists, subject to, among other requirements to be complied with, the twenty-one (21) common shares per person limit. In addition, this Resolution included the revisions of some provisions in order to improve or correct the text or language of the By-laws. This resolution required three-fourths (3/4) or more of the issued and outstanding common shares with the right to vote for its approval.
The voting results for Resolution Number 5 were the following: 6,010 of the issued and outstanding common shares with the right to vote of the Corporation exercised their right to vote either in person or by proxy at the Meeting; 5,136 (85.5%) voted to approve the Resolution; 727 (12.1%) voted not to approve the Resolution; and, 147 (2.4%) shares abstained from voting. This Resolution was not approved since it required the affirmative vote of three-fourths (3/4) or more of the issued and outstanding common shares with the right to vote for its approval, which would have been 6,678 shares.
Resolution Number 6 was presented by Leslie H. López Vélez, DDS, shareholder of the Corporation, to amend Articles Sixth, Seventh, and Thirteenth of the Articles of Incorporation and Articles 4-1 and 9-1 of the Bylaws of Triple-S Management Corporation in order to reduce from three-fourths (3/4) to two-thirds (2/3) the amount of issued and outstanding common shares with the right to vote required to approve certain amendments to Article Sixth of the Articles of Incorporation and Article 4-1 of the Bylaws. This resolution required three-fourths (3/4) or more of the issued and outstanding common shares with the right to vote for its approval.
The voting results for Resolution Number 6 were the following: 6,004 of the issued and outstanding common shares with the right to vote of the Corporation exercised their right to vote either in person or by proxy at the Meeting; 4,737 (78.9%) voted to approve the Resolution; 1,072 (17.9%) voted not to approve the Resolution; 189 (3.1%) shares abstained from voting; and, 6 (0.1%) voted in blank. This Resolution was not approved since it required the affirmative vote of three-fourths (3/4) or more of the issued and outstanding common shares with the right to vote for its approval, which would have been 6,678 shares.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
(a) Exhibits:
Exhibit 10.1 6.70% Senior Unsecured Notes Due January 2021 Note Purchase Agreement, dated January 23, 2006, between Triple-S Management Corporation and various institutional accredited investors.
Exhibit 11 Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2006 and 2005 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.
Exhibit 12 Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months ended March 31, 2006 and 2005 has been omitted as the detail necessary to determine the computation of the loss ratio, expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.
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

Triple-S Management Corporation
Registrant

Date: May 12, 2006	By:	/s/ Ramón M. Ruiz-Comas

Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date: May 12, 2006	By:	/s/ Juan J. Román

Juan J. Román, CPA
Vice President of Finance
and Chief Financial Office