Form 10-Q
period 2006-06-30
TRIPLE-S MANAGEMENT CORP
filed 2006-08-11
CIK 1171662

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2006
Common Stock, $40.00 par value	8,911

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended June 30, 2006

Part I – Financial Information
Item 1. Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2006	2005

ASSETS

Investments and cash:
Securities held for trading, at fair value:
Equity securities	$80,017	78,215
Securities available for sale, at fair value:
Fixed maturities	695,310	515,174
Equity securities	55,383	51,810
Securities held to maturity, at amortized cost:
Fixed maturities	21,005	21,129
Policy loans	5,129	—
Cash and cash equivalents	53,946	48,978

Total investments, cash and cash equivalents	910,790	715,306

Premiums and other receivables, net	170,445	244,038
Deferred policy acquisition costs and value of business acquired	105,606	81,568
Property and equipment, net	40,503	34,709
Net deferred tax asset	2,944	2,151
Other assets	57,360	59,690

Total assets	$1,287,648	1,137,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

Claim liabilities:
Claims processed and incomplete	$154,742	139,694
Unreported losses	170,802	143,224
Unpaid loss-adjustment expenses	16,054	14,645

Total claim liabilities	341,598	297,563

Future policy benefits	172,100	—
Future policy benefits reserve related to funds withheld reinsurance	—	118,635
Unearned premiums	101,603	95,703
Policyholder deposits	53,852	41,738
Liability to Federal Employees Health Benefits Program	4,490	4,356
Accounts payable and accrued liabilities	114,644	106,468
Short-term borrowings	—	1,740
Long-term borrowings	183,907	150,590
Additional minimum pension liability	14,466	11,966

Total liabilities	986,660	828,759

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 8,911 at June 30, 2006 and 8,904 at December 31, 2005	356	356
Additional paid-in capital	150,408	150,408
Retained earnings	170,733	162,964
Accumulated other comprehensive loss	(20,509)	(5,025)

Total stockholders’ equity	300,988	308,703

Total liabilities and stockholders’ equity	$1,287,648	1,137,462

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months and six months ended June 30, 2006 and 2005
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

REVENUE:

Premiums earned, net	$389,210	339,618	771,314	673,007
Amounts attributable to self-funded arrangements	58,270	52,439	109,076	104,354
Less amounts attributable to claims under self-funded arrangements	(55,068)	(49,302)	(102,445)	(97,842)

	392,412	342,755	777,945	679,519
Net investment income	10,766	7,217	20,816	14,281
Net realized investment gains	433	1,363	961	4,677
Net unrealized investment gain (loss) on trading securities	(2,245)	(634)	311	(6,427)
Other income (expense), net	(1,286)	(142)	(87)	490

Total revenue	400,080	350,559	799,946	692,540

BENEFITS AND EXPENSES:

Claims incurred	334,186	297,901	660,870	600,824
Operating expenses, net of reimbursement for services	56,932	45,453	114,662	89,219
Interest expense	3,692	1,856	7,086	3,644

Total benefits and expenses	394,810	345,210	782,618	693,687

Income (loss) before taxes	5,270	5,349	17,328	(1,147)

INCOME TAX EXPENSE (BENEFIT):

Current	779	758	3,415	1,979
Deferred	(128)	183	(87)	(2,327)

Total income taxes	651	941	3,328	(348)

Net income (loss)	$4,619	4,408	14,000	(799)

Basic net income (loss) per share	$518	495	1,571	(90)

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Unaudited)
For the six months ended June 30, 2006 and 2005 (Dollar amounts in thousands, except per share data)

	2006	2005

BALANCE AT JANUARY 1	$308,703	301,433
Dividends	(6,231)	—
Comprehensive income (loss):
Net income (loss)	14,000	(799)
Net unrealized change in investment securities	(15,621)	(6,983)
Net change in fair value of cash flow hedges	137	177

Total comprehensive income (loss)	(1,484)	(7,605)

BALANCE AT JUNE 30	$300,988	293,828

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2006 and 2005
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Premiums collected	$746,119	664,493
Claims, losses and benefits paid	(622,189)	(578,955)
Cash paid to suppliers and employees	(126,278)	(96,566)
Interest received	21,619	14,322
Income taxes paid	(506)	(6,482)
Proceeds from trading securities sold or matured:
Fixed maturities sold	—	57,795
Equity securities	11,439	14,021
Acquisitions of investments in trading portfolio:
Fixed maturities	—	(32,144)
Equity securities	(11,579)	(11,784)
Interest paid	(5,603)	(3,064)
Expense reimbursement from Medicare	7,480	6,986

Net cash provided by operating activities	20,502	28,622

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	17,337	1,172
Fixed maturities matured	19,928	7,920
Equity securities	362	2,670
Securities held to maturity:
Fixed maturities matured	277	594
Acquisitions of investments:
Securities available for sale:
Fixed maturities	(39,447)	(26,796)
Equity securities	(5,847)	(2,822)
Securities held to maturity:
Fixed maturities	—	(8,494)
Acquisition of business, net of $10,403 of cash acquired	(27,793)	—
Net disbursements for policy loans	(350)	—
Capital expenditures	(7,225)	(3,143)
Proceeds from sale of property and equipment	2	—

Net cash used in investing activities	(42,756)	(28,899)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in outstanding checks in excess of bank balances	2,556	2,451
Payments of short-term borrowings	(106,137)	(77,285)
Proceeds from short-term borrowings	104,397	75,585
Payments of long-term borrowings	(1,683)	(3,183)
Proceeds from long-term borrowings	35,000	—
Dividends	(6,231)	—
Proceeds from policyholder deposits	3,531	5,740
Surrenders of policyholder deposits	(4,211)	(3,110)

Net cash provided by financing activities	27,222	198

Net increase (decrease) in cash and cash equivalents	4,968	(79)
Cash and cash equivalents at beginning of the period	48,978	35,115

Cash and cash equivalents at end of the period	$53,946	35,036

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the results for the full year.
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
(2) Recent Accounting Standards
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109, was issued in June 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006.

The adoption of this Interpretation is not expected to have a material impact on the Corporation’s financial statements.
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
(3) Segment Information
The operations of the Corporation are conducted principally through four business segments: Health Insurance – Commercial Program, Health Insurance – Healthcare Reform Program, Property and Casualty Insurance and Life and Disability Insurance. On January 31, 2006 the Corporation completed the acquisition of 100% of the common stock of GA Life. The results of operations and financial position of GA Life are included in the Corporation’s consolidated financial statements for the period following January 31, 2006. The operations of GA Life are included in the Corporation’s Life and Disability Insurance segment along with the operations of Seguros de Vida Triple-S, Inc. (SVTS). Effective June 30, 2006, the Corporation merged the operations of GA Life and SVTS after receiving required regulatory approvals. GA Life is the surviving entity. Prior to completing the acquisition of GA Life, the operations of SVTS were the only component of the Corporation’s Life and Disability Insurance segment. The following tables summarize the operations by major operating segment for the three months and six months ended June 30, 2006 and 2005:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total

THREE MONTHS ENDED JUNE 30, 2006

Premiums earned, net	$222,914	120,267	21,988	24,041	—	389,210
Amounts attributable to self-funded arrangements	58,270	—	—	—	—	58,270
Less: Amounts attributable to claims under self-funded arrangements	(55,068)	—	—	—	—	(55,068)
Intersegment premiums earned/service revenues	1,491	—	155	78	12,197	13,921

	227,607	120,267	22,143	24,119	12,197	406,333
Net investment income	3,722	794	2,316	3,822	—	10,654
Realized gain (loss) on sale of securities	391	—	62	(20)	—	433
Unrealized loss on trading securities	(1,906)	—	(299)	(40)	—	(2,245)
Other income (expense), net	(1,423)	(11)	54	76	—	(1,304)

Total revenue	$228,391	121,050	24,276	27,957	12,197	413,871

Net income (loss)	$(2,257)	2,556	1,614	2,265	17	4,195

Claims incurred	$200,112	108,981	11,629	13,464	—	334,186

Operating expenses	$29,651	8,464	11,076	10,974	11,977	72,142

Depreciation expense, included in operating expenses	$760	132	132	182	—	1,206

Interest expense	$1,330	355	—	1,317	—	3,002

Income tax expense (benefit)	$(445)	694	(43)	(63)	203	346

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total

THREE MONTHS ENDED JUNE 30, 2005

Premiums earned, net	$190,138	124,197	21,102	4,181	—	339,618
Amounts attributable to self-funded arrangements	52,439	—	—	—	—	52,439
Less: Amounts attributable to claims under self-funded arrangements	(49,302)	—	—	—	—	(49,302)
Intersegment premiums earned/service revenues	1,029	—	—	—	11,439	12,468

	194,304	124,197	21,102	4,181	11,439	355,223
Net investment income	3,410	749	2,180	761	—	7,100
Realized gain (loss) on sale of securities	1,445	—	(105)	23	—	1,363
Unrealized gain (loss) on trading securities	(740)	—	16	90	—	(634)
Other income (expense), net	(79)	(6)	(168)	58	—	(195)

Total revenue	$198,340	124,940	23,025	5,113	11,439	362,857

Net income (loss)	$5,276	(4,280)	2,944	474	(42)	4,372

Claims incurred	$164,320	120,823	10,247	2,511	—	297,901

Operating expenses	$25,899	9,722	9,108	1,977	11,313	58,019

Depreciation expense, included in operating expenses	$858	—	90	20	—	968

Interest expense	$1,114	232	—	300	—	1,646

Income tax expense (benefit)	$1,731	(1,557)	726	(149)	168	919

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total

SIX MONTHS ENDED JUNE 30, 2006

Premiums earned, net	$434,021	247,763	43,886	45,644	—	771,314
Amounts attributable to self-funded arrangements	109,076	—	—	—	—	109,076
Less: Amounts attributable to claims under self-funded arrangements	(102,445)	—	—	—	—	(102,445)
Intersegment premiums earned/service revenues	2,889	—	284	156	25,465	28,794

	443,541	247,763	44,170	45,800	25,465	806,739
Net investment income	7,477	1,595	4,680	6,832	—	20,584
Realized gain on sale of securities	876	33	30	22	—	961
Unrealized gain on trading securities	8	—	253	50	—	311
Other income (expense), net	(360)	(15)	108	145	—	(122)

Total revenue	$451,542	249,376	49,241	52,849	25,465	828,473

Net income (loss)	$(141)	6,223	4,273	2,772	24	13,151

Claims incurred	$390,969	222,863	21,942	25,096	—	660,870

Operating expenses	$58,052	17,704	22,718	22,364	24,961	145,799

Depreciation expense, included in operating expenses	$1,520	289	239	317	—	2,365

Interest expense	$2,570	679	—	2,602	—	5,851

Income tax expense (benefit)	$92	1,907	308	15	480	2,802

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total

SIX MONTHS ENDED JUNE 30, 2005

Premiums earned, net	$374,438	247,337	43,198	8,034	—	673,007
Amounts attributable to self-funded arrangements	104,354	—	—	—	—	104,354
Less: Amounts attributable to claims under self-funded arrangements	(97,842)	—	—	—	—	(97,842)
Intersegment premiums earned/service revenues	2,105	—	—	—	25,077	27,182

	383,055	247,337	43,198	8,034	25,077	706,701
Net investment income	6,823	1,490	4,285	1,472	—	14,070
Realized gain (loss) on sale of securities	3,548	(25)	1,071	83	—	4,677
Unrealized loss on trading securities	(5,546)	—	(777)	(104)	—	(6,427)
Other income (expense), net	109	(11)	170	120	—	388

Total revenue	$387,989	248,791	47,947	9,605	25,077	719,409

Net income (loss)	$(1,527)	(5,191)	5,602	60	27	(1,029)

Claims incurred	$337,149	236,911	21,620	5,144	—	600,824

Operating expenses	$50,139	18,636	19,449	3,959	24,718	116,901

Depreciation expense, included in operating expenses	$1,683	—	197	59	—	1,939

Interest expense	$2,172	436	—	579	—	3,187

Income tax expense (benefit)	$56	(2,001)	1,276	(137)	332	(474)

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
	Health	Health
	Insurance	Insurance	Property	Life and
	Commercial	Reform	and Casualty	Disability
	Program	Program	Insurance	Insurance	Other *	Total

AS OF JUNE 30, 2006

Segment assets	$498,483	85,503	303,544	393,514	4,798	1,285,842

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(5,169)	(802)	(2,641)	(6,861)	—	(15,473)

AS OF DECEMBER 31, 2005

Segment assets	$459,288	82,685	307,228	271,615	4,310	1,125,126

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(12,432)	(1,301)	(3,090)	(1,844)	—	(18,667)
Net change in minimum pension liability	(2,048)	—	(142)	(76)	(453)	(2,719)

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS
WITH FINANCIAL STATEMENTS

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

TOTAL REVENUE

Total revenues for reportable segments	$401,674	351,418	803,008	694,332
Total revenues for other segments	12,197	11,439	25,465	25,077

	413,871	362,857	828,473	719,409

Elimination of intersegment premiums earned	(1,724)	(1,029)	(3,329)	(2,105)
Elimination of intersegment service revenues	(12,197)	(11,439)	(25,465)	(25,077)
Unallocated amount — revenues from external sources	130	170	267	313

	(13,791)	(12,298)	(28,527)	(26,869)

Consolidated total revenue	$400,080	350,559	799,946	692,540

NET INCOME

Net income (loss) for reportable segments	$4,178	4,414	13,127	(1,056)
Net income (loss) for other segments	17	(42)	24	27

	4,195	4,372	13,151	(1,029)

Elimination of TSM charges:
Rent expense	1,685	1,617	3,375	3,241
Interest expense	1,401	300	2,744	556
Management fees	930	—	1,610	—

	4,016	1,917	7,729	3,797

Unallocated amounts related to TSM:
General and administrative expenses	(1,326)	(1,519)	(2,642)	(2,741)
Income tax expense	(305)	(22)	(526)	(126)
Interest expense	(2,091)	(510)	(3,979)	(1,013)
Other revenues from external sources	130	170	267	313

	(3,592)	(1,881)	(6,880)	(3,567)

Consolidated net income (loss)	$4,619	4,408	14,000	(799)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months ended June 30, 2006
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$334,186	—	334,186
Operating expenses	72,142	(15,210)	56,932
Depreciation expense	1,206	282	1,488
Interest expense	3,002	690	3,692
Income tax expense	346	305	651

	Three months ended June 30, 2006
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$297,901	—	297,901
Operating expenses	58,019	(12,566)	45,453
Depreciation expense	968	272	1,240
Interest expense	1,646	210	1,856
Income tax expense	919	22	941

	Six months ended June 30, 2006
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$660,870	—	660,870
Operating expenses	145,799	(31,137)	114,662
Depreciation expense	2,365	565	2,930
Interest expense	5,851	1,235	7,086
Income tax expense	2,802	526	3,328

	Six months ended June 30, 2006
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$600,824	—	600,824
Operating expenses	116,901	(27,682)	89,219
Depreciation expense	1,939	549	2,488
Interest expense	3,187	457	3,644
Income tax expense (benefit)	(474)	126	(348)

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	June 30,	December 31,
	2006	2005

ASSETS
Total assets for reportable segments	$1,281,044	1,120,816
Total assets for other segments	4,798	4,310

	1,285,842	1,125,126

Elimination entries — intersegment receivables and others	(36,084)	(28,705)

Unallocated amounts related to TSM:
Parent cash, cash equivalents and investments	11,259	11,054
Parent net property and equipment	24,197	24,760
Parent other assets	2,434	5,227

	37,890	41,041

Consolidated assets	$1,287,648	1,137,462

OTHER SIGNIFICANT ITEMS

	As of June 30, 2006
	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash item — net change in unrealized gain on securities available for sale	$(15,473)	(148)	(15,621)

	As of December 31, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash items:
Net change in unrealized gain on securities available for sale	$(18,667)	(165)	(18,832)
Net change in minimum pension liability	(2,719)	(69)	(2,788)

*	Adjustments represent principally TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2006 and December 31, 2005, were as follows:

June 30, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$70,888	12,237	(3,108)	80,017

	June 30, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities available for sale:
Fixed maturities	$720,203	302	(25,195)	695,310

Equity securities	46,115	12,752	(3,484)	55,383

	$766,318	13,054	(28,679)	750,693

June 30, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities held to maturity:
Fixed maturities	$21,005	296	(1,170)	20,131

December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$69,397	11,378	(2,560)	78,215

	December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities available for sale:
Fixed maturities	$524,287	694	(9,807)	515,174

Equity securities	38,675	14,550	(1,415)	51,810

	$562,962	15,244	(11,222)	566,984

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities held to maturity:
Fixed maturities	$21,129	254	(623)	20,760

Investment in securities at June 30, 2006 are mostly comprised of U.S. Treasury securities, obligations of U.S. government sponsored agencies and obligations of U.S. government instrumentalities (62.0%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (9.4%) and obligations of the government of Puerto Rico and its instrumentalities (5.7%). The remaining 22.9% of the investment portfolio is comprised of equity securities and mutual funds.
The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the six months ended June 30, 2006 the Corporation recognized an other-than-temporary impairment amounting to $388 on one of its equity securities classified as available for sale.
The unrealized losses on investments were mainly caused by interest rate increases and market fluctuations. Because the Corporation has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
(5) Premiums and Other Receivables
Premiums and other receivables as of June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005

Premiums	$87,865	53,391
Self-funded group receivables	24,317	21,620
FEHBP	10,604	9,491
Accrued interest	7,688	5,074
Agents balances	3,013	—
Funds withheld reinsurance receivable	—	118,635
Reinsurance recoverable	36,611	33,915
Other	14,227	14,152

	184,325	256,278

Less allowance for doubtful receivables:
Premiums	9,474	7,792
Other	4,406	4,448

	13,880	12,240

Total premiums and other receivables	$170,445	244,038

(6) Claim Liabilities
The activity in the total claim liabilities for the three months and six months ended June 30, 2006 and 2005 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Claim liabilities at beginning of period	$326,339	304,632	297,563	279,325
Reinsurance recoverable on claim liabilities	(29,031)	(25,285)	(28,720)	(26,555)

Net claim liabilities at beginning of period	297,308	279,347	268,843	252,770

Claim liabilities acquired from GA Life	—	—	8,771	—

Incurred claims and loss-adjustment expenses:
Current period insured events	333,790	295,216	650,594	592,733
Prior period insured events	(3,605)	2,685	855	8,091

Total	330,185	297,901	651,449	600,824

Payments of losses and loss-adjustment expenses:
Current period insured events	290,834	277,796	458,545	415,147
Prior period insured events	24,234	25,352	158,093	164,347

Total	315,068	303,148	616,638	579,494

Net claim liabilities at end of period	312,425	274,100	312,425	274,100
Reinsurance recoverable on claim liabilities	29,173	26,597	29,173	26,597

Claim liabilities at end of period	$341,598	300,697	341,598	300,697

As a result of changes in estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred. The credits in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
June 30, 2006 are due to a favorable development of the claim liabilities attributed to better than expected utilization trends. The amount in the incurred claims and loss-adjustment expenses for prior period insured events for the six months ended June 30, 2006 and 2005 and for the three months ended June 30, 2005 is due to an unfavorable development of the claim liabilities attributed to higher than expected cost per service and utilization trends.
(7) Long-term Borrowings
A summary of the Corporation’s long-term borrowings at June 30, 2006 and December 31, 2005 is as follows:

	June 30,	December 31,
	2006	2005

Secured loan payable of $20,000, payable in various different installments up to August 31, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over LIBOR selected (which was 6.43% and 5.71% at June 30, 2006 and December 31, 2005, respectively)	$10,500	11,500
Senior unsecured notes payable of $50,000 due September 2019. Interest is payable semiannually at a fixed rate of 6.30%.	50,000	50,000
Senior unsecured notes payable of $60,000 due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	60,000	60,000
Senior unsecured notes payable of $35,000 due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	—
Secured loan payable of $41,000, payable in monthly installments of $137 up to July 1, 2024, plus interest at a rate reset periodically of 100 basis points over LIBOR selected (which was 6.13% and 5.29% at June 30, 2006 and December 31, 2005, respectively)	28,407	29,090

Total long-term borrowings	$183,907	150,590

On January 23, 2006 the Corporation issued and sold $35,000 of its 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes). The 6.7% notes were privately placed to various accredited institutional investors. The notes pay interest each month beginning on March 1, 2006, until such principal becomes due and payable. These notes can be prepaid after five years at par, in full or in part, as determined by the Corporation. Debt issuance costs amounting to $306 were deferred and will be amortized over the term of the notes and are reported as other assets in the accompanying consolidated balance sheets.
(8) Comprehensive Income
The accumulated balances for each classification of comprehensive income, net of taxes are as follows:

				Accumulated
	Unrealized	Minimum		other
	gains on	pension	Cash flow	comprehensive
	securities	liability	hedges	income

BALANCE AT JANUARY 1	$3,217	(8,613)	371	(5,025)
Net current period change	(15,621)	—	137	(15,484)

BALANCE AT JUNE 30	$(12,404)	(8,613)	508	(20,509)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
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
(10) Pension Plan
The components of net periodic benefit cost for the three months and six months ended June 30, 2006 and 2005 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$1,322	1,187	2,692	2,330
Interest cost	1,128	1,038	2,303	2,068
Expected return on assets	(935)	(868)	(1,926)	(1,711)
Amortization of prior service cost	12	12	24	24
Amortization of actuarial loss	590	505	1,192	995

Net periodic benefit cost	$2,117	1,874	4,285	3,706

Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2005 that it expected to contribute $6,000 to its pension program in 2006. As of June 30, 2006, no contributions have been made. The Corporation currently anticipates contributing approximately $6,000 to fund the pension program in 2006.
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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
The following table sets forth the computation of basic net income (loss) per share for the three months and six months ended June 30, 2006 and 2005:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Numerator for basic earnings per share:
Net income (loss) available to stockholders	$4,619	4,408	14,000	(799)

Denominator for basic earnings per share:
Weighted average of outstanding common shares	8,911	8,904	8,909	8,904

Basic net income (loss) per share	$518	495	1,571	(90)

(12) Contingencies
(a)	As of June 30, 2006, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of its legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position and results of operations of the Corporation.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner (the Commissioner) against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock due to the fact that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation in violation of the Puerto Rico Insurance Code. The plaintiffs alleged that they were illegally excluded from participation in the sale of shares by TSI due to the illegally selective nature of the sale of shares and that, consequently, the sale of shares should be eliminated.

In December 1996, the Commissioner of Insurance issued an order to annul the sale of the 1,582 shares. TSI contested such order through an administrative and judicial review process. Consequently, the sale of 1,582 shares was cancelled and the purchase price was returned to each former stockholder. In the year 2000, the Commissioner of Insurance issued an order that, among other things, required that all corporate decisions undertaken by TSI through the vote of its stockholders of record, be ratified in a stockholders’ meeting or in a subsequent referendum. In November 2000, TSM, as the sole stockholder of TSI, ratified all such decisions. Thereafter the plaintiffs filed a petition for review of the Commissioner’s determination before the Puerto Rico Circuit Court of Appeals (the Court of Appeals). TSI and the Commissioner opposed such petition.

Pursuant to that review, on September 24, 2002, the Court of Appeals issued an order requiring the Commissioner to order that a meeting of shareholders be held to ratify TSI’s corporate reorganization and the change of name of TSI from Seguros de Servicios de Salud de Puerto Rico, Inc. to Triple-S, Inc. The Court of Appeals based its decision on administrative and procedural issues directed at the Commissioner. Subsequently, the Commissioner, TSM and TSI filed a motion of reconsideration. On May 18, 2003, the Court of Appeals granted TSI’s and TSM’s Motion of Reconsideration and that the reorganization of TSI was approved by the stockholders.

On May 26, 2006, Plaintiff Ibrahim Pérez filed a motion requesting a voluntary dismissal of the case with prejudice arguing that the controversy had become moot. The Supreme Court granted

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
the motion, and on June 30, 2006 issued a Judgment dismissing this case as requested by Plaintiff Pérez.

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their ownership rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. On March 4, 2005 the Court issued an Opinion and Order. In this Opinion and Order, of the twelve counts included in the complaint, eight counts were dismissed for failing to assert an actionable injury; six of them for lack of standing and two for failing to plead with sufficient particularity in compliance with the Rules. All shareholder allegations, including those described above, were dismissed in the Opinion and Order. The remaining four counts were found standing, in a limited way, in the Opinion and Order. The parties finished class certification discovery and fully briefed the issue of class certification. While waiting for the Court’s decision on the issue of class certification, the Court sua sponte, issued an Order to Show Cause (OTC) to plaintiffs as to why the complaint should not be dismissed with prejudice. The Court’s OTC is predicated on the parties’ submissions about class certification. The Court then granted plaintiffs leave to file a sur-reply, which they did on April 21, 2006. In its OTC the Court indicated that it would decide first the sustainability of the complaint before deciding plaintiffs’ request for class certification. On May 4, 2006, the Court issued an Opinion and Order, which entered a summary judgment in favor of all the defendants, and dismissing the case because Plaintiffs allegations were unsupportable at trial. Plaintiffs filed a notice of appeal before the United States Court of Appeals for the First Circuit. Recently, the Appeals Court notified the briefing schedule, and Plaintiffs have until August 21, 2006 to file their brief.

(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counterclaim and filed several motions to dismiss this claim. On February 18, 2005 the plaintiffs informed their intention to amend the complaint and the Court granted them 45 days to do so and 90 days to the defendants to file the corresponding motion to dismiss. On May 9, 2005 the plaintiffs amended the complaint and the defendants prepared the corresponding motions to dismiss this amended complaint. The plaintiffs amended the complaint to allege causes of action similar to those dismissed by the United States District Court for the District of Puerto Rico in the Sánchez case. Defendants moved to dismiss the amended complaint. Plaintiffs notified their opposition to some of the defendants’ motion to dismiss, and the defendants filed the corresponding replies. On January 25, 2006, the court held a hearing to argue the dispositive motions. On March 16, 2006 the Court held another hearing to hear additional argument on the same motions. On July 6, 2006 the Court held the last of three

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
hearings to hear arguments on the defendants dispositive motions. The Court stayed all discovery until the motions are resolved.

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
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
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
(13) Acquisition
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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
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

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Total revenue	$400,080	377,192	807,229	740,432

Net income	$4,619	11,603	14,317	9,577

Basic net income per share	$518	1,303	1,607	1,076

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
(14) Reconciliation of Net Income to Net Cash Provided by Operating Activities
A reconciliation of net income to net cash provided by operating activities is as follows:

	Six months ended
	June 30,
	2006	2005

Net income (loss)	$14,000	(799)

Adjustments to reconcile net income (loss) to net cash provided by operating expenses:
Depreciation and amortization	2,930	2,488
Amortization of investment discounts	534	321
Accretion in value of securities	(334)	(288)
Increase (decrease) in provision for doubtful receivables	775	(249)
Decrease in net deferred taxes	(87)	(2,327)
Gain on sale of securities	(961)	(4,677)
Unrealized gain (loss) of trading securities	(311)	6,427
Proceeds from trading securities sold:
Fixed maturities	—	57,795
Equity securities	11,439	14,021
Acquisition of securities in trading portfolio:
Fixed maturities	—	(32,144)
Equity securities	(11,579)	(11,784)
Loss on sale of property and equipment	(1)	(1)
(Increase) decrease in assets:
Premiums receivable	(37,066)	(10,469)
Accrued interest receivable	712	8
Agents balances	(58)	—
Reinsurance receivable	(1,873)	497
Other receivables	121	1,996
Deferred policy acquisition costs	(2,065)	(61)
Prepaid income tax	2,909	(2,676)
Other assets	194	(4,233)
Increase (decrease) in liabilities:
Claims processed and incomplete	10,334	6,717
Unreported losses	23,409	14,698
Unpaid loss-adjustment expenses	1,109	(43)
Future policy benefits	5,702	—
Unearned premiums	3,600	(1,701)
Policyholder deposits	889	580
Liability to FEHBP	134	(2,985)
Accounts payable and accrued liabilities	(3,954)	(662)
Income tax payable	—	(1,827)

Net cash provided by operating activities	$20,502	28,622

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) for the three months and six months ended June 30, 2006. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2005.
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
Effective June 30, 2006, the Corporation merged the operations of GA Life and SVTS after receiving required regulatory approvals. GA Life is the surviving entity.
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

Recent Developments
Puerto Rico’s Economy
The government of Puerto Rico announced the possibility of a lack of current budgetary funds to complete this fiscal year ending June 30, 2006 if the legislative branch did not authorize a budget loan from the Government Development Bank. This situation was resolved prior to June 30, 2006 when the legislative and executive branches of the government approved a loan to provide funding for the budget related to the fiscal year ended June 30, 2006. Also, the legislative and executive branches approved a fiscal reform and a tax reform, which would raise additional funds in future fiscal years. The approved tax reform imposes a tax based upon the consumption of goods and services. The Corporation’s business with the Government was not adversely affected with this situation.
Healthcare Reform Segment
All of the Reform contract’s extension expired on June 30, 2006. During July 2006, the government of Puerto Rico (the government) extended the contracts for all regions until September 30, 2006 with rates pending to be negotiated retroactively to July 1, 2006. In addition, the contract for the North and Southwest regions currently served by TSI were renewed for a one year term, from October 1, 2006 to September 30, 2007, with the applicable rates pending to be negotiated among the parties. The government has requested proposals to serve the Metro-North region under a Third Party Administrator pilot program.
Recent Accounting Standards
For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.
Significant Transactions
Effective January 31, 2006, TSM completed the acquisition of 100% of the common stock of GA Life for $37.5 million. As a result of this acquisition, the Corporation became one of the leading providers of life insurance policies in Puerto Rico. After its acquisition, GA Life and SVTS form the Corporation’s Life and Disability Insurance segment. As previously mentioned, effective June 30, 2006, TSM merged the operations of GA Life with those of SVTS after receiving required regulatory approvals. GA Life is the surviving entity. GA Life’s results of operations and financial condition are included in the Corporation’s consolidated financial statements included in this Quarterly Report on Form 10-Q for the period following January 31, 2006.
The historical results of operations of the entities pre-acquisition and “comparable basis” information for the three months and six months ended June 30, 2005 are included in the following tables. Comparable basis information was determined by adding the historical statements of earnings for the Corporation and GA Life. Comparable basis information is presented in order to provide a more meaningful comparison to the current period due to the acquisition of GA Life. Comparable basis is not calculated in accordance with U.S. Generally Accepted Accounting Principles and is not intended to represent or be indicative of the results of operations of the Corporation that would have been reported had the acquisition been completed as of January 31, 2005.

Consolidated

	Three months ended June 30, 2005
			Comparable
(Dollar amounts in thousands)	TSM	GA Life	Basis

REVENUE:
Premiums earned, net	$339,618	18,949	358,567
Amounts attributable to self-funded arrangements	52,439	—	52,439
Less amounts attributable to claims under self-funded arrangements	(49,302)	—	(49,302)

	342,755	18,949	361,704
Net investment income	7,217	3,054	10,271
Net realized investment gains	1,363	5,113	6,476
Net unrealized investment loss on trading securities	(634)	—	(634)
Other income, net	(142)	—	(142)

Total revenue	350,559	27,116	377,675

BENEFITS AND EXPENSES:
Claims incurred	297,901	10,640	308,541
Operating expenses, net of reimbursement for services	45,453	8,734	54,187
Interest expense	1,856	—	1,856

Total benefits and expenses	345,210	19,374	364,584

Income before taxes	5,349	7,742	13,091

INCOME TAX EXPENSE (BENEFIT):
Current	758	503	1,261
Deferred	183	(396)	(213)

Total income taxes	941	107	1,048

Net income	$4,408	7,635	12,043

Basic net income per share	$495		1,353

	Six months ended June 30, 2005
			Comparable
(Dollar amounts in thousands)	TSM	GA Life	Basis

REVENUE:
Premiums earned, net	$673,007	31,243	704,250
Amounts attributable to self-funded arrangements	104,354	—	104,354
Less amounts attributable to claims under self-funded arrangements	(97,842)	—	(97,842)

	679,519	31,243	710,762
Net investment income	14,281	5,012	19,293
Net realized investment gains	4,677	4,738	9,415
Net unrealized investment loss on trading securities	(6,427)	—	(6,427)
Other income, net	490	—	490

Total revenue	692,540	40,993	733,533

BENEFITS AND EXPENSES:
Claims incurred	600,824	17,358	618,182
Operating expenses, net of reimbursement for services	89,219	14,189	103,408
Interest expense	3,644	—	3,644

Total benefits and expenses	693,687	31,547	725,234

Income (loss) before taxes	(1,147)	9,446	8,299

INCOME TAX EXPENSE (BENEFIT):
Current	1,979	626	2,605
Deferred	(2,327)	(792)	(3,119)

Total income taxes	(348)	(166)	(514)

Net income (loss)	$(799)	9,612	8,813

Basic net income (loss) per share	$(90)		990

Life and Disability Insurance Segment

	Three months ended June 30, 2005
			Comparable
(Dollar amounts in thousands)	SVTS	GA Life	Basis

Net earned premiums and commission income:
Earned premiums
Life	$2,207	15,106	17,313
Disability	3,439	40	3,479
Cancer and other dreaded diseases	373	4,193	4,566

Total earned premiums	6,019	19,339	25,358

Earned premiums ceded	(2,004)	(390)	(2,394)

Net earned premiums	4,015	18,949	22,964

Commission income on reinsurance	166	—	166

Net premiums earned	$4,181	18,949	23,130

Claims incurred	$2,511	10,640	13,151
Operating expenses	1,977	8,734	10,711

Total underwriting costs	$4,488	19,374	23,862

Underwriting income (loss)	$(307)	(425)	(732)

	Six months ended June 30, 2005
			Comparable
(Dollar amounts in thousands)	SVTS	GA Life	Basis

Net earned premiums and commission income:
Earned premiums
Life	$4,409	24,911	29,320
Disability	6,793	66	6,859
Cancer and other dreaded diseases	586	6,975	7,561

Total earned premiums	11,788	31,952	43,740

Earned premiums ceded	(4,027)	(709)	(4,736)

Net earned premiums	7,761	31,243	39,004

Commission income on reinsurance	273	—	273

Net premiums earned	$8,034	31,243	39,277

Claims incurred	$5,144	17,358	22,502
Operating expenses	3,959	14,189	18,148

Total underwriting costs	$9,103	31,547	40,650

Underwriting income (loss)	$(1,069)	(304)	(1,373)

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
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Three months ended June 30,
			Comparable
(dollar amounts in thousands)	2006	2005	Basis 2005

Consolidated earned premiums, net and fee revenue	$392,412	342,755	361,704

Consolidated claims incurred	$334,186	297,901	308,541
Consolidated operating expenses	56,932	45,453	54,187

Consolidated operating costs	$391,118	343,354	362,728

Consolidated loss ratio	85.2%	86.9%	85.3%
Consolidated expense ratio	14.5%	13.3%	15.0%

Consolidated combined ratio	99.7%	100.2%	100.3%

Consolidated net investment income	$10,766	7,217	10,271
Consolidated realized gain on sale of securities	433	1,363	6,476
Consolidated unrealized loss on trading securities	(2,245)	(634)	(634)

Total consolidated net investment income	$8,954	7,946	16,113

Consolidated other income (expense)	$(1,286)	(142)	(142)

Consolidated interest expense	$3,692	1,856	1,856

Consolidated income tax expense (benefit)	$651	941	1,048

Consolidated net income	$4,619	4,408	12,043

Consolidated earned premiums, net and fee revenue for the three months ended June 30, 2006 presented an increase of $49.7 million, or 14.5%, when compared to the consolidated earned premiums, net and fee revenue for the three months ended June 30, 2005. On a comparable basis the consolidated earned premiums, net and fee revenue increased by $30.7 million, or 8.5%. The fluctuation on a comparable basis is attributed to the following:
•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial Program segment increased by $33.3 million, or 17.1%, during the period. The increase in premiums earned, net of this segment is primarily due to an increase in the average enrollment of the Medicare Advantage business in the 2006 period. The average enrollment of the segment’s rated contracts decreased during the same period, the effect of which was mitigated by an average increase in commercial accounts premium rates of 4.0%.

•	The earned premiums, net of the Property and Casualty Insurance segment increased by $1.0 million during the three months ended June 30, 2006. The fluctuation in the earned premiums of this segment is principally due to an increase in the earned premiums of the dwelling business of $1.4 million, or 21.9%, net of a decrease in the earned premiums of the commercial multi-peril business of $1.0 million, or 6.7%. In addition, during the three months ended June 30, 2006 the segment experienced an increase of $1.7 million in the change in unearned premiums resulting from changes in the mix of the business subscribed.

•	The net earned premiums and commission income on a comparable basis of the Life and Disability Insurance segment increased by $1.0 million, or 4.3%. The increase in the earned premiums net of this segment is due to increases in the life and cancer and other dreaded diseases lines of business of $815 thousand, or 4.7%, and $619 thousand, or 13.5%, respectively. The fluctuation in the premiums of these lines of business is principally due to increased sales in the 2006 period.

•	The earned premiums, net of the Health Insurance – Healthcare Reform Program segment presented a decrease of $3.9 million, or 3.2% during this period. This decrease is the result of a decrease in average enrollment, net of 5.8% increase in premium rates effective August 1, 2005.
Consolidated claims incurred for the three months ended June 30, 2006 increased by $36.3 million, or 12.2%, when compared to the claims incurred for the three months ended June 30, 2005. On a comparable basis, the consolidated claims incurred increased by $25.6 million, or 8.3%. The fluctuation on a comparable basis is mostly due to the increase of $35.8 million, or 21.8%, in the claims incurred of the Health Insurance – Commercial Program segment during the 2006 period, net of a decrease of $11.8 million, or 9.8%, in the claims incurred of the Health Insurance – Healthcare Reform Program segment. The fluctuation in the claims incurred of both segments is principally due to a corresponding fluctuation in the average enrollment of each segment.
The consolidated loss ratio reflected a decrease of 1.7 percentage points during the 2006 period. On a comparable basis the consolidated loss ratio increased by 0.1 percentage points. The increase in the loss ratio on a comparable basis is mostly driven by the Health Insurance – Commercial Program segment, which experienced higher utilization trends during the 2006 period.
Consolidated operating expenses for the three months ended June 30, 2006 increased by $11.5 million, or 25.3%, when compared to the operating expenses for the three months ended June 30, 2005. On a comparable basis, the consolidated operating expenses increased by $2.7 million, or 5.1%. The increase in the consolidated operating expenses on a comparable basis is mainly attributed to the segments increased volume of business during the 2006 period. The consolidated expense ratio on a comparable basis presented a decrease of 0.5 percentage points during the 2006 period mostly because the 2005 period includes start-up costs related to the launching of the Medicare Advantage products by the Health Insurance – Commercial Program segment.
The consolidated realized gains during the 2006 and 2005 periods are the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available for sale securities.
The unrealized loss on trading securities is related to investments held by the segments in equity securities and corporate bonds. The unrealized loss of $2.2 million experienced during the 2006 period is attributed to losses in the portfolios held by the segments in equity securities. One of the equity securities portfolios is designed to replicate the Standard & Poor’s 500 Index and the other two are actively managed to simulate the Russell 1000 Growth Index and the Russell 1000 Value Index. All of these indexes experienced negative returns in the 2006 quarter.
The consolidated other income experienced a decrease of $1.1 million on both the actual and comparable basis. This decrease is principally attributed to a fluctuation in the fair value of the derivative component of the Corporation’s structured note agreements. The index return valuation of these structured notes is linked to the performance of the Dow Jones Euro STOXX 50 and Nikkei 225 Equity indexes. Both of these indexes experienced a negative return during the 2006 quarter, thus causing the decrease in the fair value of the derivative component of the structured notes. Further details of the Corporation’s investment in these structured notes is included in the audited financial statements included the Annual Report on Form 10-K filed as of and for the year ended December 31, 2005.
The consolidated interest expense presented an increase of $1.8 million on both an actual and comparable basis. This increase is primarily due to the interest expense corresponding to the new debt issued and sold by the Corporation during the last quarter of the year 2005 and during the first quarter of the year 2006. On

December 21, 2005 the Corporation issued and sold its $60.0 million 6.6 % Senior Unsecured Notes Due December 2019 in connection with the coinsurance funds withheld reinsurance agreement with GA Life. On January 23, 2006 the Corporation issued and sold its $35.0 million 6.7% Senior Unsecured Notes Due January 2021 in connection with the acquisition of GA Life. Both Senior Unsecured Notes had the effect of increasing the interest expense of the 2006 period by $1.6 million.
The consolidated income tax expense for the three months period ended June 30, 2006 decreased by $290 thousand when compared to the same period of the prior year. The consolidated income tax expense on a comparable basis presented a decrease of $397 thousand. This decrease is mostly due to a decrease in income before tax when comparing the 2006 to the 2005 periods.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six months ended June 30,
			Comparable
(dollar amounts in thousands)	2006	2005	Basis 2005

Consolidated earned premiums, net and fee revenue	$777,945	679,519	710,762

Consolidated claims incurred	$660,870	600,824	618,182
Consolidated operating expenses	114,662	89,219	103,408

Consolidated operating costs	$775,532	690,043	721,590

Consolidated loss ratio	85.0%	88.4%	87.0%
Consolidated expense ratio	14.7%	13.1%	14.5%

Consolidated combined ratio	99.7%	101.5%	101.5%

Consolidated net investment income	$20,816	14,281	19,293
Consolidated realized gain on sale of securities	961	4,677	9,415
Consolidated unrealized gain (loss) on trading securities	311	(6,427)	(6,427)

Total consolidated net investment income	$22,088	12,531	22,281

Consolidated other income	$(87)	490	490

Consolidated interest expense	$7,086	3,644	3,644

Consolidated income tax expense (benefit)	$3,328	(348)	(514)

Consolidated net income (loss)	$14,000	(799)	8,813

Consolidated earned premiums, net and fee revenue for the six months ended June 30, 2006 presented an increase of $98.4 million, or 14.5%, when compared to the consolidated earned premiums, net and fee revenue for the six months ended June 30, 2005. On a comparable basis the consolidated earned premiums, net and fee revenue increased by $67.2 million, or 9.5%. The fluctuation on a comparable basis is attributed to the following:
•	The earned premiums, net and fee revenue corresponding to the Health Insurance – Commercial Program segment increased by $60.5 million, or 15.8%, during the period. The increase in premiums earned, net of this segment is primarily due to an increase in the average enrollment of the Medicare Advantage business in the 2006 period. The average enrollment of the segment’s rated contracts decreased during the same period, the effect of which was mitigated by an average increase in commercial accounts premium rates of 4.0%.

•	On a comparable basis, in the 2006 period the net earned premiums and commission income of the Life and Disability Insurance segment increased by $6.5 million, or 16.6%. The increase in the earned premiums net of this segment is due to the following:
o	The assumed earned premiums of the segment on both the actual and comparable basis increased by $4.4 million in the 2006 period. This increase is due to the business assumed by SVTS during January 2006 as a result of the coinsurance funds withheld agreement with GA

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

o	On a comparable basis, the earned premiums of the segment’s life and cancer and other dreaded diseases lines of business increased by $1.4 million, or 4.6%, and $1.3 million, or 16.6%, respectively, mostly due to new sales during the period.
•	The premiums earned, net of the Property and Casualty Insurance segment increased by $1.0 million, or 2.3%, when comparing the 2006 and 2005 periods. This increase is mostly noted in the dwelling and auto physical damage lines of business, which increased by $1.4 million, or 11.0%, and $1.2 million, or 12.4%, respectively, during this period. The increase in the premiums for these lines of business is attributed to increased sales during the 2006 period.
Consolidated claims incurred for the six months ended June 30, 2006 increased by $60.0 million, or 10.0%, when compared to the claims incurred for the six months ended June 30, 2005. On a comparable basis, the consolidated claims incurred increased by $42.7 million, or 6.9%. The fluctuation on a comparable basis is mostly due to an increase of $53.8 million, or 16.0%, in the claims incurred of the Health Insurance – Commercial Program segment during the 2006 period. This increase is mitigated by a decrease in the claims incurred of the Health Insurance – Healthcare Reform Program segment of $14.0 million, or 5.9%. The fluctuation in the claims incurred of both segments is principally due to a corresponding fluctuation in the average enrollment of each segment. In addition, the claims incurred on a comparable basis of the Life and Disability insurance segment increased by $2.6 million, or 11.5%, mostly as the result of the claims incurred assumed in accordance with the terms of the previously described coinsurance funds withheld agreement with GA Life.
The consolidated loss ratio reflected a decrease of 3.4 percentage points during the 2006 period. The decrease, on a comparable basis, of the consolidated loss ratio was 2.0 percentage points. This decrease is mostly driven by the Health Insurance – Healthcare Reform Program segment, which experienced lower utilization trends during the 2006 period.
Consolidated operating expenses for the six months ended June 30, 2006 increased by $25.4 million, or 28.5%, when compared to the operating expenses for the six months ended June 30, 2005. On a comparable basis, the consolidated operating expenses increased by $11.3 million, or 10.9%. The increase in the consolidated operating expenses on a comparable basis is mainly attributed to the segments increased volume of business during the 2006 period. In addition, the Corporation experienced increases in payroll and related expenses, commission expense and in technology related costs. The consolidated expense ratio on a comparable basis presented an increase of 0.2 percentage points during the 2006 period.
The consolidated realized gains during the 2006 and 2005 periods are the result of the sound and timely management of the investment portfolio in accordance with corporate investment policies, and from the normal portfolio turnover of the trading and available for sale securities.
The unrealized gain on trading securities is related to investments held by the segments in equity securities and corporate bonds. The unrealized gain of $311 thousand experienced during the 2006 period is attributed to gains in the portfolios held by the segments in equity securities. All of the indexes to which these portfolios are linked experienced positive returns in the 2006 period, except for the Russell 1000 Growth Index which experienced negative returns in the same period.
The consolidated interest expense presented an increase of $3.4 million on both an actual and comparable basis. As previously mentioned, this increase is primarily due to the interest expense corresponding to the new debt issued and sold by the Corporation during the last quarter of the year 2005 and during the 2006 period. The new debt issued by the Corporation had the effect of increasing the interest expense of the 2006 period by $3.2 million.

The consolidated income tax expense for the six months period ended June 30, 2006 increased by $3.7 million when compared to the same period of the prior year. The consolidated income tax expense on a comparable basis presented an increase of $3.8 million. This increase is mostly due to an increase in the income before tax when comparing the 2006 to the 2005 periods.
Health Insurance — Commercial Program Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2006	2005	2006	2005

Average enrollment	633,281	630,721	633,986	630,805

Earned premiums	$223,623	190,907	435,468	375,964
Amounts attributable to self-funded arrangements	59,052	52,699	110,518	104,933
Less: Amounts attributable to claims under self-funded arrangements	(55,068)	(49,302)	(102,445)	(97,842)

Earned premiums and fee revenue	$227,607	194,304	443,541	383,055

Claims incurred	$200,112	164,320	390,969	337,149
Operating expenses	29,651	25,899	58,052	50,139

Total underwriting costs	$229,763	190,219	449,021	387,288

Underwriting loss	$(2,156)	4,085	(5,480)	(4,233)

Loss ratio	87.9%	84.6%	88.1%	88.0%
Expense ratio	13.0%	13.3%	13.1%	13.1%

Combined ratio	100.9%	97.9%	101.2%	101.1%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Earned premiums and fee revenue for the three months ended June 30, 2006 increased by $33.3 million, or 17.1%, when compared to the earned premiums and fee revenue for the three months ended June 30, 2005. This increase in earned premiums and fee revenue is the result of the following:
•	Premiums generated by the segment’s Medicare Advantage program presented an increase of $38.1 million when compared to the same period in 2005. This increase is primarily due to the increase in enrollment experienced in this business. The average enrollment of the Medicare Advantage program presented an increase of 33,875 members upon comparison of the 2006 and 2005 periods. In January 2006, the segment expanded its Medicare Advantage program with the introduction of Medicare Platino (for medically indigent Medicare-qualified beneficiaries in Puerto Rico) and FarmaMed (prescription drugs program for beneficiaries of Medicare Parts A and B). The enrollment for these programs contributed to the increase in average membership of the Medicare Advantage business.

•	The segment experienced a decrease in the earned premiums corresponding to its other rated contracts lines of business of approximately $6.8 million. This decrease is the combined effect of a decrease in the average enrollment of 32,515 members, or 6.9%, and an average increase in premium rates of approximately 4.0%. The decrease in average enrollment in the individual and local government employees is mainly the result of qualifying enrollees transferring to Medicare Advantage policies. The average enrollment of the individual and local government employees business decreased by 7,088, or 8.7%, and 5,645, or 15.6%, respectively, during the 2006 period.
Claims incurred in the 2006 period presented an increase of $35.8 million, or 21.8%, when compared to the same period in 2005. This increase is mostly related to the claims incurred from the Medicare Advantage business, which presented an increase of $30.0 million during the 2006 period. In addition, claims incurred in the rated contracts lines of business increased mostly due to an increase in utilization trends during the 2006 period. The segment’s loss ratio increased 3.3 percentage points, due to the increased utilization trends in rated groups and a higher loss ratio in the Medicare Advantage business.

Operating expenses for the three months ended June 30, 2006 increased by $3.8 million, or 14.5%, when compared to the three months ended June 30, 2005. This increase is primarily attributed to additional administrative costs related to the Medicare Advantage business and to the normal inflationary increase in operating costs. The segment’s expense ratio decreased 0.3 percentage points in the same period mostly as the result of the start-up costs related to the launching of the Medicare Advantage products in the 2005 period.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Earned premiums and fee revenue for the six months ended June 30, 2006 increased by $60.5 million, or 15.8%, when compared to the earned premiums and fee revenue for the six months ended June 30, 2005. This increase in earned premiums and fee revenue is the result of the following:
•	Premiums generated by the segment’s Medicare Advantage program presented an increase of $65.4 million during the 2006 period. This increase is primarily due to the increase in enrollment experienced in this business. The average enrollment of the Medicare Advantage program presented an increase of 29,310 members upon comparison of the 2006 and 2005 periods. As previously mentioned, the increase in enrollment of this business is due to the launching of new Medicare Advantage policies in the first quarter of the year 2006. The enrollment for these programs contributed to the increase in average membership of the Medicare Advantage business.

•	The segment experienced a decrease in the earned premiums corresponding to its other rated contracts lines of business during the 2006 period. This decrease is the combined effect of a decrease in the average enrollment of 27,057 members, or 5.7% and an average increase in premium rates during the six months ended June 30, 2006 of approximately 4.0%. . The decrease in average enrollment in the individual and local government employees is mainly the result of qualifying enrollees transferring to Medicare Advantage policies. The average enrollment of the individual and local government employees business decreased by 6,009, or 7.3%, and 5,289, or 14.5%, respectively, during the 2006 period.
Claims incurred in the 2006 period presented an increase of $53.8 million, or 16.0%, when compared to the same period in 2005. This increase is mostly related to the claims incurred from the Medicare Advantage business, which presented an increase of $53.6 million during the 2006 period. The claims incurred related to the corporate and individual accounts decreased by $1.8 million in the 2006 period primarily as the result of decreased enrollment during the period mitigated by the prorated effect of increases in costs and an increase in the utilization trends during the first six months of 2006. The segment’s loss ratio increased 0.1 during the 2006 period.
Operating expenses for the six months ended June 30, 2006 increased by $7.9 million, or 15.8%, when compared to the six months ended June 30, 2005. This increase is primarily attributed to additional administrative costs related to the Medicare Advantage business of approximately $4.2 million and an increase of $3.2 million are primarily to increases in payroll and related expenses and technology related costs consistent with corporate business initiatives. The segment’s expense ratio remained at 13.1% during the 2006 and 2005 period.

Health Insurance — Healthcare Reform Program Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2006	2005	2006	2005

Average enrollment	570,978	619,307	583,767	615,283

Earned premiums	$120,267	124,197	247,763	247,337

Claims incurred	$108,981	120,823	222,863	236,911
Operating expenses	8,464	9,722	17,704	18,636

Total underwriting costs	$117,445	130,545	240,567	255,547

Underwriting income (loss)	$2,822	(6,348)	7,196	(8,210)

Loss ratio	90.6%	97.3%	90.0%	95.8%
Expense ratio	7.0%	7.8%	7.1%	7.5%

Combined ratio	97.7%	105.1%	97.1%	103.3%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Earned premiums for the three months ended June 30, 2006 decreased by $3.9 million, or 3.2%, when compared to the earned premiums for the same period of last year. This increase is mostly the result of the following:
•	The segment’s average enrollment during the 2006 quarter decreased by 48,329 members, or 7.8%, when compared to the average enrollment during the 2005 quarter. This decrease is mainly due to the shift of membership into a government-sponsored Medicare Advantage policy.

•	In addition, during the 2006 quarter the segment increased its allowance for doubtful receivables by approximately $3.8 million. The additional allowance for doubtful receivables was recorded to provide for possible retroactive enrollment cancellations by the government of Puerto Rico.

•	Premium rates for this segment were increased, effective August 1st, 2005, by approximately 5.8% during the Healthcare Reform contract renegotiation process for the eleven-month period ended June 30, 2006.
Claims incurred during the three months ended June 30, 2006 presented a decrease of $11.8 million, or 9.8%, when compared to the 2005 period. These fluctuations result mostly from the combined effect of the segment’s decreased enrollment and to lower utilization trends experienced during the three months ended June 30, 2006 in risks assumed by the segment such as cardiovascular services, dialysis and obstetrics, among others. The loss ratio presented a decrease of 6.7 percentage points when comparing the 2006 and 2005 periods, which is attributed to the increase in premium rates and lower utilization trends.
Operating expenses presented a decrease of $1.2 million, or 12.9%, when comparing the 2006 and 2005 periods primarily attributed to the segment’s decreased volume of business. The expense ratio decreased by 0.8 percentage points during the 2006 period, from 7.8% in 2005 to 7.0% in 2006.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
The segment’s earned premiums increased by $426 thousand, or 0.2%, when comparing the six months ended June 30, 2006 with the same period of the prior year. This increase is the combined result of the following:
•	Premium rates for this segment were increased, effective August 1st, 2005, by approximately 5.8% during the Healthcare Reform contract renegotiation process for the eleven-month period ended June 30, 2006.

•	The segment has experienced a decrease in enrollment during the 2006 period. The average enrollment in the 2006 period decreased by 31,516, or 5.1%, when compared to the 2005 period.

This fluctuation is primarily due to the previously mentioned shift in membership into the government-sponsored Medicare Advantage policy.

•	In addition, during the second quarter of 2006 the segment increased its allowance for doubtful receivables by approximately $3.8 million. The additional allowance for doubtful receivables was recorded to provide for possible retroactive enrollment cancellations by the government of Puerto Rico.
Claims incurred during the 2006 period decreased by $14.0 million, or 5.9%, when compared to the claims incurred in the 2005 period. The segment’s loss ratio decreased by 5.8 percentage points when comparing the 2006 and 2005 periods. These fluctuations are primarily the result of decreased enrollment and to lower utilization trends experienced during the three months ended June 30, 2006, particularly in those risks assumed by the segment such as cardiovascular services, dialysis and obstetrics, among others.
The operating expenses of the 2006 period present a decrease of $932 thousand when compared to the operating expenses of the 2005 period that is primarily attributed to the segment’s decreased volume of business. The expense ratio decreased by 0.4 percentage points during the 2006 period.
Property and Casualty Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(dollar amounts in thousands)	2006	2005	2006	2005

Premiums written	$36,446	36,045	71,179	69,812
Premiums ceded	(15,650)	(14,590)	(29,379)	(29,065)
Change in unearned premiums	1,347	(353)	2,370	2,451

Net premiums earned	$22,143	21,102	44,170	43,198

Claims incurred	$11,629	10,247	21,942	21,620
Operating expenses	11,076	9,108	22,718	19,449

Total underwriting costs	$22,705	19,355	44,660	41,069

Underwriting income	$(562)	1,747	(490)	2,129

Loss ratio	52.5%	48.6%	49.7%	50.0%
Expense ratio	50.0%	43.2%	51.4%	45.0%

Combined ratio	102.5%	91.8%	101.1%	95.0%

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
Total premiums written for the three months period ended June 30, 2006 increased by $401 thousand, or 1.1%, when compared to the three months period ended June 30, 2005. This increase is mostly reflected in the premiums written for the dwelling and commercial property monolines policies, which experienced an increase of $1.4 million, or 21.9%, in the 2006 period. This increase was offset by a decrease of $1.0 million, or 6.7%, in the commercial multi-peril line of business. The efforts directed to strengthen relationships with financial institutions has resulted in an increase in the dwelling business. The reported decrease in premiums written for the commercial multi-peril is attributed to the strong competition in the market for commercial accounts, where the premiums rates are still unregulated and subject to soft market conditions.
Claims incurred reflect an increase of $1.4 million, or 13.5% when compared to the 2005 period. The loss ratio experienced an increase of 3.9 percentage points during the 2006 quarter when compared to the same quarter of the prior year. This increase is reflected primarily in the general liability, commercial auto physical damage and commercial multi-peril liability. These fluctuations are primarily due to an increase in the average amount (severity) per claim received during the 2006 period.

The operating expenses for the three months ended June 30, 2006 increased by $2.0 million, or 21.6%, when compared to the operating expenses for the three months ended June 30, 2005. The expense ratio increased by 4.3 percentage points during this period. The increase in operating expenses in the 2006 period is mostly due to an increase in commission expense, payroll and related expenses, and consulting fees. The segment’s commission rates for the commercial multi-peril and commercial auto business were increased by 2.5 percentage points in May 2005. In addition, during the 2005 period, the segment recorded an experience refund from the Compulsory Vehicle Liability Insurance Joint Underwriting Association. This refund, amounting to $918 thousand, was recorded as a decrease to the operating expenses for the period. No experience refund has been received in the 2006 period.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
Total premiums written for the 2006 period increased by $1.4 million, or 2.0%, when compared to the 2005 period. This increase is mostly reflected in the dwelling and commercial property monoline and auto physical damage lines of business, which experienced an increase in premiums written of $1.4 million, or 11.0%, and $1.2 million, or 12.4%, respectively during this period. As previously mentioned, the segment’s efforts to strengthen relations with financial institutions have resulted in the increased dwelling premiums. The segment’s efforts to increase the auto insurance business have resulted in the increased auto physical damage premiums. The increase in premiums written for the dwelling and auto physical damage lines of business was partially offset by a decrease in the premiums written of the commercial multi-peril line of business of $860 thousand, or 3.0%, during the 2006 period. This decrease in the commercial multi-peril premiums written is the result of strong competition and the prevailing soft market conditions for commercial accounts in the Puerto Rico market.
Claims incurred in the 2006 period increased by $322 thousand, or 1.5%, when compared to the 2005 period. This increase is primarily attributed to the segment’s increased volume of business. The loss ratio, on the other hand, decreased by 0.3 percentage points during the 2006 period when compared to the 2005 period. This decrease is principally due to the segment’s focus on quality underwriting to improve loss experience. This focus on quality underwriting has resulted in improved loss ratios particularly in the commercial multi-peril non liability coverage, medical malpractice, and general liability lines of business.
The operating expenses for the six months ended June 30, 2006 increased by $3.3 million, or 16.8%, when compared to the operating expenses for the six months ended June 30, 2005. The expense ratio increased by 6.4 percentage points during this period. Commission expenses increased by $1.2 million when compared to 2005 as the result of the 2.5 percentage points increase in commission rates for the commercial auto and commercial multi-peril business, which was effective in May 2005. Also, salaries and benefits expenses increased primarily as the result of hiring additional claims and customer services staff. In addition, during the 2005 period, the segment recorded an experience refund from the Compulsory Vehicle Liability Insurance Joint Underwriting Association. This refund, amounting to $918 thousand, was recorded as a decrease to the operating expenses for the period. No experience refund has been received in the 2006 period.

Life and Disability Insurance Operating Results
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

	Three months ended June 30,
			Comparable
(dollar amounts in thousands)	2006	2005	Basis 2005

Earned premiums	$26,603	6,019	25,358
Earned premiums ceded	(2,580)	(2,004)	(2,394)

Net earned premiums	24,023	4,015	22,964

Commission income on reinsuarance	96	166	166

Net earned premiums and commission income	$24,119	4,181	23,130

Claims incurred	$13,464	2,511	13,151
Operating expenses	10,974	1,977	10,711

Total underwriting costs	$24,438	4,488	23,862

Underwriting gain (loss)	$(319)	(307)	(732)

Loss ratio	55.8%	60.1%	56.9%
Expense ratio	45.5%	47.3%	46.3%

Combined ratio	101.3%	107.4%	103.2%

Premiums earned for the segment increased by $20.6 million in the 2006 period. On a comparable basis premiums earned for the three months ended June 30, 2006 reflects an increase of $1.2 million, or 4.9%. This increase in premiums earned on a comparable basis is primarily the result of the following:
•	Premiums for the life business, on a comparable basis, increased by $815 thousand, or 4.7%, in the 2006 period. This increase is mostly the result of increases in the ordinary life and monthly debit ordinary life (MDO) premiums of 2.1% and 8.3%, respectively. The increase in premiums earned in the ordinary life and MDO business is principally due to new sales made during the 2006 period.

•	Premiums for the cancer and other dreaded diseases line of business on a comparable basis increased by $619 thousand, or 13.5%, in the 2006 period. This increase is mainly attributed to the continued growth in sales of a new cancer product.
Claims incurred by the segment increased by $10.9 million in the 2006 period. On a comparable basis the claims incurred for the three months ended June 30, 2006 increased by $313 thousand, or 2.4%, when compared to the three months ended June 30, 2005. This increase of the claims incurred on a comparable basis is the net result of increases in the claims incurred of the ordinary life and surrender benefits of $217 thousand and $522 thousand, respectively, partially offset by a decrease in the claims incurred of the group life and group disability business of $563 thousand, or 22.4%,. The decrease in the claims incurred of the group life and group disability business results from improved claims experience on these lines, following the terminations during the past months of high loss ratio groups during their renewal process. The segment’s close monitoring of claims experience in its group life and disability business has resulted in the improvement of the overall loss ratio from 56.9% in the 2005 period (on a comparable basis) to 55.8% in the 2006 period.
Operating expenses for the segment increased by $9.0 million in the 2006 period. On a comparable basis operating expenses increased $263 thousand, or 2.5%, when compared to the 2005 period, reducing the expense ratio by 0.8 percentage points, from 46.3% to 45.5%. The increase in the operating expenses on a comparable basis is primarily due to the combined effect of increases in the amortization of deferred policy acquisition costs and the value of business acquired created upon the acquisition of GA Life and decreases in commissions and other administrative expenses.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

	Six months ended June 30,
			Comparable
(dollar amounts in thousands)	2006	2005	Basis 2005

Earned premiums	$45,961	11,788	43,740
Earned premiums ceded	(4,823)	(4,027)	(4,736)
Assumed earned premiums	4,413	—	—

Net earned premiums	45,551	7,761	39,004

Commission income on reinsuarance	249	273	273

Net earned premiums and commission income	$45,800	8,034	39,277

Claims incurred	$25,096	5,144	22,502
Operating expenses	22,364	3,959	18,148

Total underwriting costs	$47,460	9,103	40,650

Underwriting loss	$(1,660)	(1,069)	(1,373)

Loss ratio	54.8%	64.0%	57.3%
Expense ratio	48.8%	49.3%	46.2%

Combined ratio	103.6%	113.3%	103.5%

Earned premiums for the segment increased by $34.2 million in the 2006 period. On a comparable basis earned premiums for the six months ended June 30, 2006 reflects an increase of $2.2 million, or 5.1%. This increase on a comparable basis is the result of the following:
•	Premiums for the life business, on a comparable basis, increased by $1.4 million, or 4.6%. This increase is mostly the result of increases in the ordinary life and MDO business, which premiums present an increase of 9.7% and 3.2%, respectively. The increase experienced in these lines is attributed to new sales made in the 2006 period.

•	Premiums for the cancer and other dreaded diseases line of business increased $1.3 million, or 16.6%, in the 2006 period. This increase is mainly attributed to the growth in sales of a new cancer product.

•	The premiums earned on a comparable basis for the group disability lines of business decreased by $387 thousand, or 5.6%, in the 2006 period. This fluctuation is mainly due to a disciplined underwriting of groups where premiums have been significantly adjusted to reflect expected losses on groups with high loss ratios and those groups have decided not to renew.
On December 22, 2005, the segment entered into a coinsurance funds withheld agreement with GA Life. Under the terms of this agreement the segment shared 69% of all the business written by GA Life as of and after the effective date of the agreement. Since GA Life was acquired by TSM effective January 31, 2006, the segment reflects premiums assumed of $4.4 million that represents the segment’s 69% share of premiums for the month of January 2006 under this coinsurance agreement with GA Life. The effects of the reinsurance transactions corresponding to this agreement were eliminated for consolidated financial statement purposes for the period following January 31, 2006.
Claims incurred in the 2006 period increased by $19.9 million when compared to the six months ended June 30, 2005. On a comparable basis the claims incurred of the segment increased by $2.6 million, or 11.5%. This increase of the claims incurred on a comparable basis is primarily due to the segment’s 69% share of claims and actuarial reserves for the month of January 2006 under the coinsurance agreement with GA Life amounting to $2.3 million. In addition, increases in ordinary life and surrender benefits of $515 thousand and $780 thousand respectively were offset by a decrease of $885 thousand, or 17.2%, in the claims incurred in the group life and disability business. The decrease experienced in the claims incurred of the group life and disability lines of business is the result of the improved claims experience on these lines, following terminations during the past quarters of high loss ratio groups during their renewal process. The segment’s close monitoring of claims experience in its group life and disability business has resulted in the improvement of the overall loss ratio from 57.3% in the 2005 period (on a comparable basis) to 54.8% in the 2006 period.
Operating expenses for the segment increased by $18.4 million in the 2006 period. On a comparable basis operating expenses increased by $4.2 million, or 23.2%. The expense ratio on a comparable basis increased by 2.6 percentage points, from 46.2% in the 2005 period to 48.8% in the 2006 period. Of the total increase in operating expenses, $1.8 million is related to the segment 69% share of commissions and other operating expenses for the month of January 2006, under the coinsurance agreement with GA Life. The remaining increase in operating expenses is mostly related to management fees charged by TSM and the increase in the amortization expense of the policy deferred acquisition costs and value of business acquired created upon the acquisition of GA Life.
Liquidity and Capital Resources
Cash Flows
The Corporation maintains good liquidity measures due to the quality of its assets, the predictability of its liabilities, and the duration of its contracts. The liquidity of the Corporation is primarily derived from the operating cash flows of its insurance subsidiaries.
As of June 30, 2006 and December 31, 2005, the Corporation’s cash and cash equivalents amounted to $53.9 million and $49.0 million, respectively. The sources of funds available to meet the requirements of the Corporation’s operations include: cash provided from operations, maturities and sales of securities classified within the trading and available-for-sale portfolios, securities sold under repurchase agreements, and issuance of long and short-term debt.
Management believes that the Corporation’s net cash flows from operations are expected to sustain the operations for the next year and thereafter, as long as the operations continue showing positive results. In addition, the Corporation monitors its premium rates and claims incurred to maintain proper cash flows and has the ability to increase premium rates throughout the year in the monthly renewal process.
Cash Flows from Operations
Most of the cash flows from operating activities are generated from the insurance subsidiaries. The basic components of the cash flows from operations are premium collections, claims payments, payment of operating and acquisition expenses and proceeds from sales and maturities of investments in the trading portfolio.
Net cash flows provided by operating activities amounted to $20.5 million and $28.6 million for the six months ended June 30, 2006 and 2005, respectively, a decrease of $8.1 million. This decrease in cash flows from operating activities is mainly attributed to the net effect of the following:
•	The amount of claims, losses and benefits paid for the six months ended June 30, 2006 reflect an increase of $43.2 million when compared with the six months ended June 30, 2005. The increase in the amount of claims, losses and benefits paid is mostly the result of the segments’ increased volume of business.

•	The payments to suppliers and employees increased by $29.7 million when comparing the amount paid during the 2006 and 2005 periods. This increase is basically attributed to additional commission expense generated from the acquisition of new business and general operating expenses.

•	The net proceeds of investments in the trading portfolio decreased by $28.0 million for the six months ended June 30, 2006, when compared to the six months ended June 30, 2005. The fluctuation when compared to the 2005 period is due to the sale of the corporate bonds portfolio in mid year 2005. The corporate bonds portfolio was considered as a trading portfolio.

•	Interest payments increased by $2.5 million when comparing amounts paid during the 2006 and 2005 periods. This increase is attributed to the interest payments related to the two Senior

Unsecured Notes issued by the Corporation during the last quarter of 2005 and the first quarter of 2006. For a detail of these Senior Unsecured Notes refer to section Financing and Financing Capacity of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Premiums collected increased by $81.6 million when comparing collections during the six months ended June 30, 2006 with collections for the six months ended June 30, 2005. This increase is mostly related to the increased volume of business and increases in premium rates of the operating segments.

•	Interest received increased by $7.3 million during the 2006 period. This increase is mostly the related to the increase experienced in the Corporations investments in fixed income securities during the 2006 period.

•	The amount of income tax paid during the 2006 period is $6.0 million lower than the corresponding amount in the 2005 period. This decrease in the amount of income tax paid is principally due to a decrease in the taxable income between periods.
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
Net cash flows used in investing activities amounted to $42.8 million and $28.9 million for the six months ended June 30, 2006 and 2005, respectively, an increase of $13.9 million. The increase in the cash used in investing activities during this period is attributed to the following:
•	During the 2006 period the Corporation completed the acquisition of 100% of the common stock of GA Life. This transaction had an acquisition cost of $38.2 million, including $10.4 million of acquired cash.

•	The amount of capital expenditures increased by $4.1 million when comparing the 2006 and 2005 periods. This increase is principally due to incurred cost related to the renovation of one of Corporation’s facilities in one building adjacent to its main offices and to expenses related to STS’s acquisition of a new computer system to manage its insurance operations.

•	The Corporation had net a decrease of $18.4 million in the net acquisition of investments during the 2006 period. During the six months ended June 30, 2006 and 2005 total acquisition of investments exceeded the proceeds from investments sold or matured by $7.4 million and $25.8 million, respectively.
Cash Flows from Financing Activities
Net cash flows provided by financing activities amounted to $27.2 million and $198 thousand for the six months ended June 30, 2006 and 2005, respectively. The increase of $27.0 million when compared to the same period of the prior year is mainly due to the effect of following fluctuations:
•	During the six months ended June 30, 2006 the Corporation received the proceeds from the issuance of its 6.7% Senior Unsecured Notes amounting to $35.0 million. No long-term debt was issued in the 2005 period.

•	The repayments of long-term debt decreased by $1.5 million for the six months ended June 30, 2006 when compared to the payments made in the 2005 period. This fluctuation is due to a decrease in the repayment for one of the credit agreements, which amounted to $1.0 million in 2006 and $2.5 million in 2005.

•	On January 13, 2006 the Corporation declared and paid dividends amounting to $6.2 million. There was no dividend payment during the 2005 period.

•	Net proceeds from policyholder deposits decreased by $3.3 million during the six month period ended June 30, 2006. This fluctuation is basically due to a decrease in the proceeds received from the fixed deferred annuity product.
Financing and Financing Capacity
The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term borrowings from time to time to address timing differences between cash receipts and disbursements. These short-term borrowings are mostly in the form of securities sold under repurchase agreements. As of June 30, 2006, the Corporation had $227.5 million in available credit on these agreements. There are no outstanding short-term borrowings as of June 30, 2006.
As of June 30, 2006 the Corporation has the following senior unsecured notes payable:
•	On September 30, 2004 TSI issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes). The 6.3% notes are unconditionally guaranteed as to payment of principal, premium, if any, and interest by the Corporation. The notes were privately placed to various institutional accredited investors. The notes pay interest semiannually beginning on March 2005, until such principal becomes due and payable. These notes can be prepaid after five years at par, in total or partially, as determined by the Corporation.

•	On December 21, 2005 TSM issued and sold $60.0 million of its 6.6% senior unsecured notes due December 2020 (the 6.6% notes). The 6.6% notes were privately placed to various institutional accredited investors. The notes pay interest each month beginning on January 2006, until such principal becomes due and payable. These notes can be prepaid after five years at par, in full or in part, as determined by the Corporation.

•	On January 23, 2006 the Corporation issued and sold $35.0 million of its 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes). The 6.7% notes were privately placed to various accredited institutional investors. The notes pay interest each month beginning on March 1, 2006, until such principal becomes due and payable. These notes can be prepaid after five years at par, in full or in part, as determined by the Corporation. The proceeds obtained from this issuance were used to finance the acquisition of 100% of the common stock of GA Life effective January 31, 2006.
Both the notes contain certain covenants with which TSI and the Corporation has complied with at June 30, 2006.
In addition, the Corporation has two credit agreements with a commercial bank, FirstBank Puerto Rico. These credit agreements bear interest rates based on the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of June 30, 2006, the two credit agreements have an outstanding balance of $28.4 million and $10.5 million, respectively. These credit agreements contain restrictive covenants, including, but not limited to, the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of June 30, 2006, management believes the Corporation is in compliance with these covenants.
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
Item 4. Controls and Procedures
The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2006. There were no significant changes in the Corporation’s disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.
Part II — Other Information
Item 1. Legal Proceedings
(a)	As of June 30, 2006, the Corporation is a defendant in various lawsuits arising out of the ordinary course of business. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the Corporation’s consolidated financial position or results of operations.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner (the Commissioner) against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock due to the fact that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation in violation of the Puerto Rico Insurance Code. The plaintiffs alleged that they were illegally excluded from participation in the sale of shares by TSI due to the illegally selective nature of the sale of shares and that, consequently, the sale of shares should be eliminated.

In December 1996, the Commissioner of Insurance issued an order to annul the sale of the 1,582 shares. TSI contested such order through an administrative and judicial review process. Consequently, the sale of 1,582 shares was cancelled and the purchase price was returned to each former stockholder. In the year 2000, the Commissioner of Insurance issued an order that, among other things, required that all corporate decisions undertaken by TSI through the vote of its stockholders of record, be ratified in a stockholders’ meeting or in a subsequent referendum. In November 2000, TSM, as the sole stockholder of TSI, ratified all such decisions. Thereafter the plaintiffs filed a petition for review of the Commissioner’s determination before the Puerto Rico Circuit Court of Appeals (the Court of Appeals). TSI and the Commissioner opposed such petition.

Pursuant to that review, on September 24, 2002, the Court of Appeals issued an order requiring the Commissioner to order that a meeting of shareholders be held to ratify TSI’s corporate reorganization and the change of name of TSI from Seguros de Servicios de Salud de Puerto Rico, Inc. to Triple-S, Inc. The Court of Appeals based its decision on administrative and procedural issues directed at the Commissioner. Subsequently, the Commissioner, TSM and TSI filed a motion of reconsideration. On May 18, 2003, the Court of Appeals granted TSI’s and TSM’s Motion of Reconsideration and that the reorganization of TSI was approved by the stockholders.

On May 26, 2006, Plaintiff Ibrahim Pérez filed a motion requesting a voluntary dismissal of the case with prejudice arguing that the controversy had become moot. The Supreme Court granted the motion, and on June 30, 2006 issued a Judgment dismissing this case as requested by Plaintiff Pérez.

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of TSM and TSI, and others, in the United States District

Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. The suit, among other allegations, alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the stockholders of their ownership rights. The plaintiffs base their later allegations on the supposed decisions of TSI’s board of directors and stockholders, allegedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation, basically forever. On March 4, 2005 the Court issued an Opinion and Order. In this Opinion and Order, of the twelve counts included in the complaint, eight counts were dismissed for failing to assert an actionable injury; six of them for lack of standing and two for failing to plead with sufficient particularity in compliance with the Rules. All shareholder allegations, including those described above, were dismissed in the Opinion and Order. The remaining four counts were found standing, in a limited way, in the Opinion and Order. The parties finished class certification discovery and fully briefed the issue of class certification. While waiting for the Court’s decision on the issue of class certification, the Court sua sponte, issued an Order to Show Cause (OTC) to plaintiffs as to why the complaint should not be dismissed with prejudice. The Court’s OTC is predicated on the parties’ submissions about class certification. The Court then granted plaintiffs leave to file a sur-reply, which they did on April 21, 2006. In its OTC the Court indicated that it would decide first the sustainability of the complaint before deciding plaintiffs’ request for class certification. On May 4, 2006, the Court issued an Opinion and Order, which entered a summary judgment in favor of all the defendants, and dismissing the case. Plaintiffs filed a notice of appeal before the United States Court of Appeals for the First Circuit. Recently, the Appeals Court notified the briefing schedule, and Plaintiffs have until August 21, 2006 to file their brief.

(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counterclaim and filed several motions to dismiss this claim. On February 18, 2005 the plaintiffs informed their intention to amend the complaint and the Court granted them 45 days to do so and 90 days to the defendants to file the corresponding motion to dismiss. On May 9, 2005 the plaintiffs amended the complaint and the defendants prepared the corresponding motions to dismiss this amended complaint. The plaintiffs amended the complaint to allege causes of action similar to those dismissed by the United States District Court for the District of Puerto Rico in the Sánchez case. Defendants moved to dismiss the amended complaint. Plaintiffs notified their opposition to some of the defendants’ motion to dismiss, and the defendants filed the corresponding replies. On January 25, 2006, the court held a hearing to argue the dispositive motions. On March 16, 2006 the Court held another hearing to hear additional argument on the same motions. On July 6, 2006 the Court held the last of three hearings to hear arguments on the defendants’ dispositive motions. The Court stayed all discovery until the motions are resolved.

(e)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all others similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and multiple other insurance companies including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.

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

Item IA. Risk Factors
Other than as disclosed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Recent Developments – Puerto Rico’s Economy”, no material change has occurred from risk factors previously disclosed by the Corporation in its Annual Report on Form 10-K for December 31. 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders
The Eighth Annual Shareholders Meeting of the Corporation was held on April 30, 2006 (the “Meeting”). Six directors assigned to “Group 2” were elected to serve until the 2009 annual meeting of the Corporation: Valeriano Alicea-Cruz, MD, José A. Álvarez-Gallardo, Luis A. Clavell-Rodríguez, MD, Porfirio E. Díaz-Torres, MD, Vicente J. León-Irizarry, CPA, and Jesús R. Sánchez-Colón, DMD. The following directors were not up for reelection and continued to hold office after the meeting: Wilmer Rodríguez-Silva, MD, Mario S Belaval, Miguel Nazario-Franco, Adamina Soto-Martínez, CPA, Carmen Ana Culpeper, Arturo Córdova-López, MD, José Hawayek-Alemañy, MD, Manuel Figueroa-Collazo, PE, Phd, Wilfredo López-Hernández, MD, Juan E. Rodríguez-Díaz, Esq., Ramón M. Ruiz-Comas, CPA, Manuel Suárez-Méndez, PE, and Fernando J. Ysern-Borrás. MD. Fernando L. Longo-Rodríguez, MD was not eligible for reelection to continue as a member of the board of directors as his third and final term as a member of the board of directors expired on April 30, 2006, the date of the Meeting.
All candidates recommended by the board of directors were elected. Four directors were required to be physicians or dentists: Valeriano Alicea-Cruz, MD received 6,523 votes in favor; Luis A. Clavell-Rodríguez, MD received 6,547 votes in favor; Porfirio E. Díaz-Torres, MD received 6,522 votes in favor; and Jesús R. Sánchez-Colón, DMD received 6,521 votes in favor. Two directors were required to be representatives of the community: José A. Álvarez-Gallardo received 6,585 votes in favor and Vicente J. León-Irizarry, CPA received 6,542 votes in favor.
Proposal Number 2 was presented by the Board of Directors of the Corporation to approve the Amended and Restated Articles of Incorporation of the Corporation (other than Article FIFTH of the Articles of Incorporation). The affirmative vote of two-thirds of the common stock issued and outstanding entitled to vote on the record date was required to approve the Amended and Restated Articles. However, if Proposals 3 and 4 were not approved by the requisite shareholder vote, then the Amended and Restated Articles of Incorporation in Proposal 2 would not be effective.
The voting results for Proposal Number 2 were the following: 6,805 of all shares issued and outstanding entitled to vote exercised their right to vote either in person or by proxy at the Meeting. 6,623 (97.33%) voted to approve the Proposal; 113 (1.66%) voted not to approve the Proposal; 63 (0.93%) shares abstained from voting; and, 6 (0.09%) voted in blank. This Proposal was approved since it required the affirmative vote of two-thirds (2/3) or more of the issued and outstanding common shares entitled to vote on the record date for its approval, which would have been 5,564 shares.
Proposal Number 3 was presented by the Board of Directors of the Corporation to approve Article FIFTH of the Amended and Restated Articles of Incorporation of the Corporation to increase the aggregate number of authorized shares of common stock and authorize a new class of serial preferred stock. The affirmative vote of the majority of the common stock issued and outstanding entitled to vote on the record date was required to approve Article FIFTH of the Amended and Restated Articles. However, if Proposals 2 and 4 were not approved by the requisite shareholder vote, then the approval of Article FIFTH of the Amended and Restated Articles of Incorporation in this Proposal 3 would not be effective.

The voting results for Proposal Number 3 were the following: 6,805 of all shares issued and outstanding entitled to vote exercised their right to vote either in person or by proxy at the Meeting. 6,657 (97.83%) voted to approve the Proposal; 95 (1.40%) voted not to approve the Proposal; 47 (0.69%) shares abstained from voting; and, 6 (0.09%) voted in blank. This Proposal was approved since it required the affirmative vote of the majority of the issued and outstanding common shares entitled to vote on the record date for its approval, which would have been 4,174 shares.
Proposal Number 4 was presented by the Board of Directors of the Corporation to approve the elimination of Article SIXTH of the existing Articles of Incorporation that prohibits the ownership of our common stock by persons that are not physicians, dentists or certain limited healthcare institutions and provides that no current shareholder may own more than 21 shares of our common stock nor 5% or more of our shares of common stock. The affirmative vote of three-fourths of the shares of common stock issued and outstanding entitled to vote on the record date was required to approve the elimination of Article SIXTH of the existing Articles. However, if Proposals 2 and 3 were not approved by the requisite shareholder vote, then the elimination of Article SIXTH of the existing Articles in this Proposal 4 would not be effective.
The voting results for Proposal Number 4 were the following: 6,805 of all shares issued and outstanding entitled to vote exercised their right to vote either in person or by proxy at the Meeting. 6,583 (96.74%) voted to approve the Proposal; 171 (2.51%) voted not to approve the Proposal; 45 (0.66%) shares abstained from voting; and, 7 (0.10%) voted in blank. This Proposal was approved since it required the affirmative vote of three-fourths of the shares of common stock issued and outstanding entitled to vote on the record date for its approval, which would have been 6,260 shares.
Proposal Number 5 was presented by the Board of Directors of the Corporation to approve the Amended and Restated Bylaws of the Corporation. The affirmative vote of the majority of the shares of common stock entitled to vote present at the meeting is required to approve the Amended and Restated Bylaws.
The voting results for Proposal Number 5 were the following: 6,805 of all shares issued and outstanding entitled to vote exercised their right to vote either in person or by proxy at the Meeting. 6,605 (97.06%) voted to approve the Proposal; 104 (1.53%) voted not to approve the Proposal; 90 (1.32%) shares abstained from voting; and, 6 (0.09%) voted in blank. This Proposal was approved since it required the affirmative vote of the majority of the issued and outstanding common shares entitled to vote present at the meeting for its approval, which would have been 3,403 shares.
Proposal Number 6 was presented by the Board of Directors of the Corporation to approve the elimination of Section 4-1 of the Bylaws of the Corporation, including the limitation that no person may own 5% or more of our common stock. The affirmative vote of three-fourths of the shares of common stock issued and outstanding entitled to vote on the record date was required to approve the elimination of Section 4-1 of the Bylaws, including the limitation that no person may own 5% or more of our common stock. However, if Proposal 5 was not approved by the requisite shareholder vote, then the proposal in this Proposal 6 to eliminate Section 4-1 of the Bylaws, including the limitation that no person may own 5% or more of our common stock would not be effective.
The voting results for Proposal Number 6 were the following: 6,805 of all shares issued and outstanding entitled to vote exercised their right to vote either in person or by proxy at the Meeting. 6,547 (96.21%) voted to approve the Proposal; 135 (2.51%) voted not to approve the Proposal; 111 (1.63%) shares abstained from voting; and, 12 (0.18%) voted in blank. This Proposal was approved since it required the affirmative vote of three-fourths of the shares of common stock issued and outstanding entitled to vote on the record date for its approval, which would have been 6,260 shares.
Since all the proposals were approved by the requisite shareholder vote entitled to vote at the Meeting, the Amended and Restated Articles of Incorporation and the Amended and Restated Bylaws of the Corporation would become effective upon filing with the Department of State for the Commonwealth of Puerto Rico.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
(a) Exhibits:

Exhibit 3(i)	Amended and Restated Articles of Incorporation of Triple-S Management Corporation, incorporated herein by reference to Exhibit 3.1 of TSM’s Current Report on Form 8-K filed by the Corporation on April 30, 2006. (File No. 0-49762)

Exhibit 3 (ii)	Amended and Restated Bylaws of Triple-S Management Corporation, incorporated herein by reference to Exhibit 3.2 of TSM’s Current Report on Form 8-K filed by the Corporation on April 30, 2006. (File No. 0-49762)

Exhibit 10.1	Extension to the Puerto Rico Health Insurance Contract for the Metro-North Health Region, dated July 18, 2006, between Triple-S, Inc. and the Puerto Rico Health Insurance Administration.

Exhibit 10.2	Extension to the Puerto Rico Health Insurance Contract for the North Health Region, dated July 18, 2006, between Triple-S, Inc. and the Puerto Rico Health Insurance Administration.

Exhibit 10.3	Extension to the Puerto Rico Health Insurance Contract for the South West Health Region, dated July 18, 2006, between Triple-S, Inc. and the Puerto Rico Health Insurance Administration.

Exhibit 10.4	6.70% Senior Unsecured Notes Due January 2021 Note Purchase Agreement, dated January 23, 2006, between Triple-S Management Corporation and various institutional accredited investors (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 (File No. 0-49762)).

Exhibit 11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended June 30, 2006 and 2005 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

Exhibit 12	Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and six months ended June 30, 2006 and 2005 has been omitted as the detail necessary to determine the computation of the loss ratio, expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

Exhibit 31.1	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

Exhibit 31.2	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

Exhibit 32.1	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

Exhibit 32.2	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.
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

Triple-S Management Corporation Registrant

Date: August 11, 2006	By:	/s/ Ramón M. Ruiz-Comas

Ramón M. Ruiz-Comas, CPA
President and Chief Executive Officer

Date: August 11, 2006	By:	/s/ Juan J. Román

Juan J. Román, CPA
Vice President of Finance
and Chief Financial Officer