Form 10-Q
period 2006-09-30
TRIPLE-S MANAGEMENT CORP
filed 2006-11-13
CIK 1171662

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2006

Common Stock, $40.00 par value	8,911

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended September 30, 2006

Part I – Financial Information
Item 1. Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2006	2005

ASSETS

Investments and cash:
Securities held for trading, at fair value:
Equity securities	$82,460	78,215
Securities available for sale, at fair value:
Fixed maturities	710,997	515,174
Equity securities	61,775	51,810
Securities held to maturity, at amortized cost:
Fixed maturities	21,522	21,129
Policy loans	5,281	—
Cash and cash equivalents	62,757	48,978

Total investments, cash and cash equivalents	944,792	715,306

Premiums and other receivables, net	187,459	244,038
Deferred policy acquisition costs and value of business acquired	107,607	81,568
Property and equipment, net	41,169	34,709
Net deferred tax asset	—	2,151
Other assets	57,979	59,690

Total assets	$1,339,006	1,137,462

LIABILITIES AND STOCKHOLDERS’ EQUITY

Claim liabilities:
Claims processed and incomplete	$163,379	139,694
Unreported losses	164,795	143,224
Unpaid loss-adjustment expenses	16,359	14,645

Total claim liabilities	344,533	297,563

Future policy benefits	176,652	—
Future policy benefits reserve related to funds withheld reinsurance	—	118,635
Unearned premiums	94,171	95,703
Policyholder deposits	49,175	41,738
Liability to Federal Employees Health Benefits Program	2,544	4,356
Accounts payable and accrued liabilities	134,548	106,468
Short-term borrowings	—	1,740
Long-term borrowings	183,497	150,590
Income tax payable	4,677	—
Net deferred tax liability	1,013	—
Additional minimum pension liability	10,411	11,966

Total liabilities	1,001,221	828,759

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 8,911 at September 30, 2006 and 8,904 at December 31, 2005	356	356
Additional paid-in capital	150,408	150,408
Retained earnings	195,563	162,964
Accumulated other comprehensive loss	(8,542)	(5,025)

Total stockholders’ equity	337,785	308,703

Total liabilities and stockholders’ equity	$1,339,006	1,137,462

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months and nine months ended September 30, 2006 and 2005
(Dollar amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

REVENUE:

Premiums earned, net	$392,004	345,728	1,163,318	1,018,735
Net fee revenue	3,725	3,234	10,356	9,746

	395,729	348,962	1,173,674	1,028,481
Net investment income	10,509	7,158	31,325	21,439
Net realized investment gains	363	1,857	1,324	6,534
Net unrealized investment gain (loss) on trading securities	3,407	905	3,718	(5,522)
Other income, net	1,295	1,576	1,208	2,066

Total revenue	411,303	360,458	1,211,249	1,052,998

BENEFITS AND EXPENSES:

Claims incurred	319,365	299,577	980,235	900,401
Operating expenses, net of reimbursement for services	55,810	44,568	170,472	133,787
Interest expense	4,089	1,880	11,175	5,524

Total benefits and expenses	379,264	346,025	1,161,882	1,039,712

Income before taxes	32,039	14,433	49,367	13,286

INCOME TAX EXPENSE (BENEFIT):

Current	6,130	802	9,545	2,781
Deferred	1,079	1,758	992	(569)

Total income taxes	7,209	2,560	10,537	2,212

Net income	$24,830	11,873	38,830	11,074

Basic net income per share	$2,786	1,333	4,359	1,244

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the nine months
ended September 30, 2006 and 2005
(Dollar amounts in thousands, except per share data)

	2006	2005

BALANCE AT JANUARY 1	$308,703	301,433

Dividends	(6,231)	—
Comprehensive income (loss):
Net income	38,830	11,074
Net unrealized change in investment securities	(3,487)	(12,830)
Net change in minimum pension liability	—	(755)
Net change in fair value of cash flow hedges	(30)	390

Total comprehensive income (loss)	35,313	(2,121)

BALANCE AT SEPTEMBER 30	$337,785	299,312

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2006 and 2005
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2006	2005

Net income	$38,830	11,074

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,486	4,001
Amortization of investment discounts	927	400
Accretion in value of securities	(570)	(474)
Increase in provision for doubtful receivables	1,588	455
Increase (decrease) in net deferred taxes	776	(339)
Gain on sale of securities	(1,324)	(6,534)
Unrealized (gain) loss of trading securities	(3,718)	5,522
Proceeds from trading securities sold:
Fixed maturities	—	102,667
Equity securities	14,137	19,692
Acquisition of securities in trading portfolio:
Fixed maturities	—	(30,502)
Equity securities	(14,599)	(17,749)
Loss (gain) on sale of property and equipment	22	(1)
(Increase) decrease in assets:
Premiums receivable	(34,552)	(8,124)
Accrued interest receivable	41	(676)
Agents balances	(528)	—
Reinsurance receivable	(3,637)	(2,343)
Other receivables	(2,843)	4,185
Deferred policy acquisition costs	(4,066)	(1,186)
Prepaid income tax	3,353	(4,254)
Other assets	(1,142)	(6,881)
Increase (decrease) in liabilities:
Claims processed and incomplete	18,971	(3,726)
Unreported losses	17,402	18,573
Unpaid loss-adjustment expenses	1,414	(110)
Future policy benefits	10,254	—
Unearned premiums	(3,832)	7,986
Policyholder deposits	1,356	900
Liability to FEHBP	(1,812)	(1,643)
Accounts payable and accrued liabilities	3,970	(5,814)
Income tax payable	4,677	(1,827)

Net cash provided by operating activities	$49,581	83,272

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2006 and 2005
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2006	2005

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$16,151	5,373
Fixed maturities matured	30,895	17,847
Equity securities	1,209	3,487
Securities held to maturity:
Fixed maturities matured	342	721
Acquisitions of investments:
Securities available for sale:
Fixed maturities	(54,221)	(97,818)
Equity securities	(11,517)	(6,821)
Securities held to maturity:
Fixed maturities	(500)	(8,499)
Acquisition of business, net of $10,403 of cash acquired	(27,793)	—
Net disbursements for policy loans	(502)	—
Capital expenditures	(9,468)	(5,031)

Net cash used in investing activities	(55,404)	(90,741)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in outstanding checks in excess of bank balances	490	1,151
Payments of short-term borrowings	(119,547)	(104,635)
Proceeds from short-term borrowings	117,807	107,540
Payments of long-term borrowings	(2,093)	(4,730)
Proceeds from long-term borrowings	35,000	—
Dividends	(6,231)	—
Proceeds from policyholder deposits	4,389	9,315
Surrenders of policyholder deposits	(10,213)	(4,079)

Net cash provided by financing activities	19,602	4,562

Net increase (decrease) in cash and cash equivalents	13,779	(2,907)
Cash and cash equivalents at beginning of the period	48,978	35,115

Cash and cash equivalents at end of the period	$62,757	32,208

     See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
(1) Basis of Presentation
The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) are unaudited, except for the balance sheet information as of December 31, 2005, which is derived from the Corporation’s audited consolidated financial statements, pursuant to the rules and regulations of the United States Securities and Exchange Commission. The consolidated interim financial statements do not include all of the information and the footnotes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results for the full year.
Certain amounts in the 2005 financial statements were reclassified to conform with the 2006 presentation.
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
(2) Recent Accounting Standards
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches in evaluating whether or not a misstatement is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this SAB is not expected to have a material impact on the Corporation’s financial statements.
Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued in September 2006. This statement changes financial reporting by requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also changes financial reporting by requiring employers to measure the funded status of a plan as of the date of its year-end statement of financial position. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity is required to recognize the funded status of a defined benefit pension plan and to provide required disclosures as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Corporation expects to adopt the provisions of this statement in the financial statements for the year ending December 31, 2006. The application of this statement is estimated to increase the Corporation’s accumulated other comprehensive loss by approximately $14.0 million, net of tax.
SFAS No. 157, Fair Value Measurements, was issued in September 2006. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; it applies under other accounting statements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Except for certain exceptions, the provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied. The Corporation is currently evaluating the effect of this statement on its financial statements.
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

(3) Segment Information
The operations of the Corporation are conducted principally through three business segments: Managed Care, Property and Casualty Insurance and Life and Disability Insurance. In prior periods we presented the Managed Care segment segregated in two segments: Health Insurance – Commercial and Health Insurance – Reform. Both of these segments are now aggregated under the caption of Managed Care segment in accordance with the aggregation criteria established by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The segment information included in this Quarterly Report on Form 10-Q corresponding the 2005 periods has been restated to present the Health Insurance – Commercial and Health Insurance – Reform segments under the caption Managed Care segment.
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
The following tables summarize the operations by major operating segment for the three months and nine months ended September 30, 2006 and 2005:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
		Property	Life and
	Managed	and Casualty	Disability
	Care	Insurance	Insurance	Other *	Total

THREE MONTHS ENDED SEPTEMBER 30, 2006
Premiums earned, net	$346,667	21,827	23,510	—	392,004
Net fee revenue	3,725	—	—	—	3,725
Intersegment premiums earned/service revenues	1,336	154	78	12,855	14,423

	351,728	21,981	23,588	12,855	410,152
Net investment income	4,770	2,340	3,285	—	10,395
Realized gain on sale of securities	(466)	828	1	—	363
Unrealized loss on trading securities	2,537	759	111	—	3,407
Other income, net	1,003	66	208	—	1,277

Total revenue	$359,572	25,974	27,193	12,855	425,594

Net income	$17,780	4,672	1,499	326	24,277

Claims incurred	$295,604	10,554	13,207	—	319,365

Operating expenses	$38,517	10,011	10,981	12,350	71,859

Depreciation expense, included in operating expenses	$977	101	195	—	1,273

Interest expense	$1,755	—	1,656	—	3,411

Income tax expense (benefit)	$5,916	737	(150)	179	6,682

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
		Property	Life and
	Managed	and Casualty	Disability
	Care	Insurance	Insurance	Other *	Total

THREE MONTHS ENDED SEPTEMBER 30, 2005
Premiums earned, net	$320,052	21,762	3,914	—	345,728
Net fee revenue	3,234	—	—	—	3,234
Intersegment premiums earned/service revenues	1,080	—	—	12,473	13,553

	324,366	21,762	3,914	12,473	362,515
Net investment income	4,092	2,176	772	—	7,040
Realized gain (loss) on sale of securities	1,761	128	(32)	—	1,857
Unrealized gain on trading securities	556	295	54	—	905
Other income, net	1,382	160	17	—	1,559

Total revenue	$332,157	24,521	4,725	12,473	373,876

Net income (loss)	$8,427	2,807	(16)	355	11,573

Claims incurred	$286,332	10,826	2,419	—	299,577

Operating expenses	$33,997	10,479	2,011	12,077	58,564

Depreciation expense, included in operating expenses	$1,103	105	34	—	1,242

Interest expense	$1,383	—	320	—	1,703

Income tax expense (benefit)	$2,018	409	(9)	41	2,459

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
		Property	Life and
	Managed	and Casualty	Disability
	Care	Insurance	Insurance	Other *	Total

NINE MONTHS ENDED SEPTEMBER 30, 2006
Premiums earned, net	$1,028,451	65,713	69,154	—	1,163,318
Net fee revenue	10,356	—	—	—	10,356
Intersegment premiums earned/service revenues	4,225	438	234	38,320	43,217

	1,043,032	66,151	69,388	38,320	1,216,891
Net investment income	13,842	7,020	10,117	—	30,979
Realized gain on sale of securities	443	858	23	—	1,324
Unrealized gain on trading securities	2,545	1,012	161	—	3,718
Other income, net	628	174	353	—	1,155

Total revenue	$1,060,490	75,215	80,042	38,320	1,254,067

Net income	$23,862	8,945	4,271	350	37,428

Claims incurred	$909,436	32,496	38,303	—	980,235

Operating expenses	$114,273	32,729	33,345	37,311	217,658

Depreciation expense, included in operating expenses	$2,786	340	512	—	3,638

Interest expense	$5,004	—	4,258	—	9,262

Income tax expense (benefit)	$7,915	1,045	(135)	659	9,484

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
		Property	Life and
	Managed	and Casualty	Disability
	Care	Insurance	Insurance	Other *	Total

NINE MONTHS ENDED SEPTEMBER 30, 2005
Premiums earned, net	$941,827	64,960	11,948	—	1,018,735
Net fee revenue	9,746	—	—	—	9,746
Intersegment premiums earned/service revenues	3,185	—	—	37,550	40,735

	954,758	64,960	11,948	37,550	1,069,216
Net investment income	12,405	6,461	2,244	—	21,110
Realized gain on sale of securities	5,284	1,199	51	—	6,534
Unrealized loss on trading securities	(4,990)	(482)	(50)	—	(5,522)
Other income, net	1,480	330	137	—	1,947

Total revenue	$968,937	72,468	14,330	37,550	1,093,285

Net income	$1,709	8,409	44	382	10,544

Claims incurred	$860,392	32,446	7,563	—	900,401

Operating expenses	$102,772	29,928	5,970	36,795	175,465

Depreciation expense, included in operating expenses	$2,786	302	93	—	3,181

Interest expense	$3,991	—	899	—	4,890

Income tax expense	$73	1,685	(146)	373	1,985

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Operating Segments
		Property	Life and
	Managed	and Casualty	Disability
	Care	Insurance	Insurance	Other *	Total

AS OF SEPTEMBER 30, 2006
Segment assets	$616,151	316,184	406,166	5,363	1,343,864

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(1,412)	(798)	(1,254)	—	(3,464)

AS OF DECEMBER 31, 2005
Segment assets	$541,973	307,228	271,615	4,310	1,125,126

Significant noncash item:
Net change in unrealized gain on securities available for sale	$(13,733)	(3,090)	(1,844)	—	(18,667)
Net change in minimum pension liability	(2,048)	(142)	(76)	(453)	(2,719)

*	Includes segments which are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS
WITH FINANCIAL STATEMENTS

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

TOTAL REVENUE

Total revenues for reportable segments	$412,739	361,403	1,215,747	1,055,735
Total revenues for other segments	12,855	12,473	38,320	37,550

	425,594	373,876	1,254,067	1,093,285

Elimination of intersegment premiums earned	(1,568)	(1,080)	(4,897)	(3,185)
Elimination of intersegment service revenues	(12,855)	(12,473)	(38,320)	(37,550)
Unallocated amount — revenues from external sources	132	135	399	448

	(14,291)	(13,418)	(42,818)	(40,287)

Consolidated total revenue	$411,303	360,458	1,211,249	1,052,998

NET INCOME

Net income for reportable segments	$23,951	11,218	37,078	10,162
Net income for other segments	326	355	350	382

	24,277	11,573	37,428	10,544

Elimination of TSM charges:
Rent expense	1,726	1,666	5,101	4,907
Interest expense	1,420	330	4,164	886
Management fees	1,020	—	2,630	—

	4,166	1,996	11,895	5,793

Unallocated amounts related to TSM:
General and administrative expenses	(1,120)	(1,223)	(3,762)	(3,964)
Income tax expense	(527)	(101)	(1,053)	(227)
Interest expense	(2,098)	(507)	(6,077)	(1,520)
Other revenues from external sources	132	135	399	448

	(3,613)	(1,696)	(10,493)	(5,263)

Consolidated net income	$24,830	11,873	38,830	11,074

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	Three months ended September 30, 2006
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$319,365	—	319,365
Operating expenses	71,859	(16,049)	55,810
Depreciation expense	1,273	283	1,556
Interest expense	3,411	678	4,089
Income tax expense	6,682	527	7,209

	Three months ended September 30, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$299,577	—	299,577
Operating expenses	58,564	(13,996)	44,568
Depreciation expense	1,242	271	1,513
Interest expense	1,703	177	1,880
Income tax expense	2,459	101	2,560

	Nine months ended September 30, 2006
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$980,235	—	980,235
Operating expenses	217,658	(47,186)	170,472
Depreciation expense	3,638	1,121	4,759
Interest expense	9,262	1,913	11,175
Income tax expense	9,484	1,053	10,537

	Nine months ended September 30, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Claims incurred	$900,401	—	900,401
Operating expenses	175,465	(41,678)	133,787
Depreciation expense	3,181	820	4,001
Interest expense	4,890	634	5,524
Income tax expense	1,985	227	2,212

*	Adjustments represent TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
RECONCILIATION OF REPORTABLE SEGMENT TOTALS WITH FINANCIAL STATEMENTS

	September 30,	December 31,
	2006	2005

ASSETS

Total assets for reportable segments	$1,338,501	1,120,816
Total assets for other segments	5,363	4,310

	1,343,864	1,125,126

Elimination entries — intersegment receivables and others	(46,947)	(28,705)

Unallocated amounts related to TSM:
Parent cash, cash equivalents and investments	11,750	11,054
Parent net property and equipment	23,999	24,760
Parent other assets	6,340	5,227

	42,089	41,041

Consolidated assets	$1,339,006	1,137,462

OTHER SIGNIFICANT ITEMS

	As of September 30, 2006
	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash item — net change in unrealized gain on securities available for sale	$(3,464)	(23)	(3,487)

	As of December 31, 2005
	Segment		Consolidated
	Totals	Adjustments *	Totals

Significant noncash items:
Net change in unrealized gain on securities available for sale	$(18,667)	(165)	(18,832)
Net change in minimum pension liability	(2,719)	(69)	(2,788)

*	Adjustments represent principally TSM operations and the elimination of intersegment charges.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2006 and December 31, 2005, were as follows:

September 30, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$69,924	14,166	(1,630)	82,460

	September 30, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities available for sale:
Fixed maturities	$722,335	654	(11,992)	710,997
Equity securities	51,700	13,086	(3,011)	61,775

	$774,035	13,740	(15,003)	772,772

September 30, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities held to maturity:
Fixed maturities	$21,522	343	(760)	21,105

December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$69,397	11,378	(2,560)	78,215

	December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities available for sale:
Fixed maturities	$524,287	694	(9,807)	515,174
Equity securities	38,675	14,550	(1,415)	51,810

	$562,962	15,244	(11,222)	566,984

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

December 31, 2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Securities held to maturity:
Fixed maturities	$21,129	254	(623)	20,760

Investment in securities at September 30, 2006 are mostly comprised of U.S. Treasury securities, obligations of U.S. government sponsored agencies and obligations of U.S. government instrumentalities (61.9%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (9%) and obligations of the government of Puerto Rico and its instrumentalities (5.7%). The remaining 23.4% of the investment portfolio is comprised of equity securities and mutual funds.
The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the nine months ended September 30, 2006 the Corporation recognized an other-than-temporary impairment amounting to $1,350 on one of its equity securities classified as available for sale.
The unrealized losses on investments were mainly caused by interest rate increases and market fluctuations. Because the Corporation has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
(5) Premiums and Other Receivables
Premiums and other receivables as of September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005

Premiums	$86,195	53,391
Self-funded group receivables	25,052	21,620
FEHBP	9,025	9,491
Accrued interest	8,359	5,074
Agents balances	3,483	—
Funds withheld reinsurance receivable	—	118,635
Reinsurance recoverable	38,375	33,915
Other	31,663	14,152

	202,152	256,278

Less allowance for doubtful receivables:
Premiums	9,909	7,792
Other	4,784	4,448

	14,693	12,240

Total premiums and other receivables	$187,459	244,038

(6) Claim Liabilities
The activity in the total claim liabilities for the three months and nine months ended September 30, 2006 and 2005 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Claim liabilities at beginning of period	$341,598	300,697	297,563	279,325
Reinsurance recoverable on claim liabilities	(29,173)	(26,597)	(28,720)	(26,555)

Net claim liabilities at beginning of period	312,425	274,100	268,843	252,770

Claim liabilities acquired from GA Life	—	—	8,771	—
Incurred claims and loss-adjustment expenses:
Current period insured events	317,413	296,815	975,170	897,434
Prior period insured events	(6,163)	2,762	(12,471)	2,967

Total	311,250	299,577	962,699	900,401

Payments of losses and loss-adjustment expenses:
Current period insured events	289,548	287,921	748,093	703,068
Prior period insured events	20,010	18,728	178,103	183,075

Total	309,558	306,649	926,196	886,143

Net claim liabilities at end of period	314,117	267,028	314,117	267,028
Reinsurance recoverable on claim liabilities	30,416	27,034	30,416	27,034

Claim liabilities at end of period	$344,533	294,062	344,533	294,062

As a result of changes in estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred. The amount in the incurred

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
claims and loss-adjustment expenses for prior period insured events for the three months and nine months ended September 30, 2006 is due to a favorable development of the claim liabilities attributed to lower than expected utilization trends. The amount in the incurred claims and loss-adjustment expenses for prior period insured events for the three months and nine months ended September 30, 2005 is due to an unfavorable development of the claim liabilities attributed to higher than expected cost per service and utilization trends.
(7) Long-term Borrowings
A summary of the Corporation’s long-term borrowings at September 30, 2006 and December 31, 2005 is as follows:

	September 30,	December 31,
	2006	2005

Secured loan payable of $20,000, payable in various different installments up to August 31, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over LIBOR selected (which was 6.73% and 5.71% at September 30, 2006 and December 31, 2005, respectively)	$10,500	11,500
Senior unsecured notes payable of $50,000 due September 2019. Interest is payable semiannually at a fixed rate of 6.30%.	50,000	50,000
Senior unsecured notes payable of $60,000 due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	60,000	60,000
Senior unsecured notes payable of $35,000 due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	—
Secured loan payable of $41,000, payable in monthly installments of $137 up to July 1, 2024, plus interest at a rate reset periodically of 100 basis points over LIBOR selected (which was 6.33% and 5.29% at September 30, 2006 and December 31, 2005, respectively)	27,997	29,090

Total long-term borrowings	$183,497	150,590

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
(8) Comprehensive Income
The accumulated balances for each classification of comprehensive income, net of taxes are as follows:

				Accumulated
	Unrealized	Minimum		other
	gain (loss) on	pension	Cash flow	comprehensive
	securities	liability	hedges	income

BALANCE AT JANUARY 1	$3,217	(8,613)	371	(5,025)
Net current period change	(3,487)	—	(30)	(3,517)

BALANCE AT SEPTEMBER 30	$(270)	(8,613)	341	(8,542)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
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
(10) Pension Plan
The components of net periodic benefit cost for the three months and nine months ended September 30, 2006 and 2005 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Components of net periodic benefit cost:
Service cost	$1,350	1,186	4,042	3,516
Interest cost	1,151	1,038	3,454	3,106
Expected return on assets	(954)	(868)	(2,880)	(2,579)
Amortization of prior service cost	12	12	36	36
Amortization of actuarial loss	602	505	1,794	1,500

Net periodic benefit cost	$2,161	1,873	6,446	5,579

Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2005 that it expected to contribute $6,000 to its pension program in 2006. As of September 30, 2006, the corporation has contributed $8,000 to the pension program.
(11) Net Income Available to Stockholders and Net Income per Share
The Corporation presents only basic earnings per share, which amount consists of the net income that is available to common stockholders divided by the weighted-average number of common shares outstanding for the period.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
The following table sets forth the computation of basic net income per share for the three months and nine months ended September 30, 2006 and 2005:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Numerator for basic earnings per share:
Net income available to stockholders	$24,830	11,873	38,830	11,074

Denominator for basic earnings per share:
Weighted average of outstanding common shares	8,911	8,904	8,909	8,904

Basic net income per share	$2,786	1,333	4,359	1,244

(12) Contingencies
(a)	As of September 30, 2006, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. Management believes, based on the opinion of its legal counsel, that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position and results of operations of the Corporation. Where the Corporation believes that a loss is both probable and estimable, such amounts have been recorded. In other cases, it is at least reasonably possible that the Corporation may have incurred a loss related to one or more of the pending lawsuits or investigations disclosed above, but the Corporation is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.

(b)	Drs. Carlyle Benavent and Ibrahim Pérez (the plaintiffs) caused the initiation of an administrative proceeding before the Puerto Rico Insurance Commissioner (the Commissioner) against TSI and TSM alleging the illegality of the repurchase and subsequent sale of 1,582 shares of TSI’s common stock due to the fact that the ultimate purchasers of said shares were selected on an improper and selective basis by the Corporation in violation of the Puerto Rico Insurance Code. The plaintiffs alleged that they were illegally excluded from participation in the sale of shares by TSI due to the illegally selective nature of the sale of shares and that, consequently, the sale of shares should be eliminated.

On May 26, 2006, Plaintiff Ibrahim Pérez filed a motion requesting a voluntary dismissal of the case with prejudice arguing that the controversy had become moot. The Supreme Court granted the motion, and on June 30, 2006 issued a Judgment dismissing this case as requested by Plaintiff Pérez.

(c)	On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of TSM and TSI, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. On May 4, 2006, the Court issued an Opinion and Order, which entered a summary judgment in favor of all the defendants, and dismissing the case. Plaintiffs filed a notice of appeal before the United States Court of Appeals for the First Circuit. The Appeals Court notified the briefing schedule, and Plaintiffs filed their brief on August 21, 2006. Respondent filed theirs on September 30, 2006. The Court has yet to notify the date for the hearing to argue the case.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30. 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
(d)	On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that TSM sell shares to them. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counterclaim and filed several motions to dismiss this claim. On May 9, 2005 the plaintiffs amended the complaint and the defendants prepared the corresponding motions to dismiss this amended complaint. The plaintiffs amended the complaint to allege causes of action similar to those dismissed by the United States District Court for the District of Puerto Rico in the Sánchez case. Defendants moved to dismiss the amended complaint. Plaintiffs notified their opposition to some of the defendants’ motion to dismiss, and the defendants filed the corresponding replies. On January 25, 2006, the court held a hearing to argue the dispositive motions. On March 16, 2006 the Court held another hearing to hear additional arguments on the same motions. On July 6, 2006 the Court held the last of three hearings to hear arguments on the defendants dispositive motions. The Court stayed all discovery until the motions are resolved. The Corporation is unable to estimate the range of possible loss which may be ultimately realized upon the resolution of this case.

(e)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all others similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and multiple other insurance companies including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.

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
September 30. 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
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
During September 2006, the Court, sua sponte, ordered the parties to engage in Mediation with former US District Judge, Edward Davis. Judge Davis divided the group of plans into smaller groups to facilitate the process. Since September the parties have been engaged in Mediation, which is slated to end by December 2006.
The Corporation is unable to estimate the range of possible loss which may be ultimately realized upon the resolution of this case.
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

During September 2006, the Court, sua sponte, ordered the parties to engage in Mediation with former US District Judge, Edward Davis. Judge Davis divided the group of plans into smaller

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30. 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)
groups to facilitate the process. Since September the parties have been engaged in Mediation, which is slated to end by December 2006.
The Corporation is unable to estimate the range of possible loss which may be ultimately realized upon the resolution of this case.
(13) Acquisition
Effective January 31, 2006, the Corporation acquired 100% of the common stock of Great American Life Assurance Company of Puerto Rico (GA Life). As a result of this acquisition, the Corporation became one of the leading providers of life insurance policies in Puerto Rico. The acquisition was accounted by the Corporation in accordance with the provisions of SFAS No. 141, Business Combinations. The results of operations and financial condition of GA Life are included in the accompanying unaudited consolidated financial statements for the period following the effective date of the acquisition. The aggregate purchase price of the acquired entity amounted to $38,196; of this amount $37,500 was paid in cash on January 31, 2006 and $696 are direct costs related to the acquisition.
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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30. 2006
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005

Total revenue	$411,303	381,716	1,218,532	1,122,147

Net income	$24,830	15,001	39,147	24,579

Basic net income per share	$2,786	1,685	4,394	2,760

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations of Triple-S Management Corporation (TSM) and its subsidiaries (the Corporation) for the three months and nine months ended September 30, 2006. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2005.
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
Overview
We are the leading managed care company in Puerto Rico, with over 45 years of experience in the managed care industry. We offer a broad portfolio of managed care and other health insurance products in the commercial, Reform, Medicare Advantage and Part D stand-alone prescription drug plan (PDP) markets. The Reform is a Puerto Rico government-funded managed care program for the medically indigent, similar to Medicaid. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico, serve over one million members across all regions of Puerto Rico and hold a leading market position covering approximately 30% of the population. We also have significant positions in the life and property and casualty insurance markets, with market shares of 25% (in terms of premiums written, in pro forma considering the acquisition of GA Life) and 8% (in terms of net premiums), respectively, as of December 31, 2005. For the nine months ended September 30, 2006, our Managed Care segment represented 88.5% of our total consolidated premiums and 66.8% of our operating income.
We participate in the managed care market through our subsidiary, TSI. TSI is a Blue Cross and Blue Shield Association licensee, which provides TSI with exclusive use of the Blue Shield brand in Puerto Rico. TSI offers products to the commercial, Reform, Medicare Advantage and PDP market sectors. The commercial sector includes corporate accounts, self-funded employers, federal employees, local government employees, individual accounts and Medicare supplemental.
We participate in the life and disability insurance market through our subsidiary, GA Life, and in the property casualty insurance market through our subsidiary, Seguros Triple-S, Inc. (STS), which represented 5.9% and 5.6%, respectively, of our consolidated total premiums for the nine months ended September 30, 2006 and 15.7% and 17.5%, respectively of our operating income for the period.

Our revenue primarily consists of premiums earned and administrative service fees derived from the sale of managed care products in the commercial market to employer groups and to individuals and government-sponsored programs, principally Medicare and the Reform. Premiums are derived from insured contracts and administrative service fees are derived from self-funded contracts, under which we provide a range of customer services, including claims administration, billing and membership services, among others. Revenue also includes premiums earned from the sale of property and casualty and life insurance contracts, and investment income. Substantially all of our earnings are generated in Puerto Rico.
Claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders. Each segment’s results of operations depend in significant part on their ability to accurately predict and effectively manage claims. A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period. Operating expenses consist primarily of compensation expenses, commission payments to brokers and other overhead business expenses.
We use the operating income as a measure of performance of the underwriting and investment function of our segments. We also use the loss ratio and the operating expense ratio as measures of performance. The loss ratio is claims incurred divided by premiums earned, net, multiplied by 100. The operating expense ratio is operating expenses divided by premiums earned, net and fee revenue, multiplied by 100.
Recent Developments
Puerto Rico’s Economy
The Commonwealth of Puerto Rico announced the possibility of a lack of current budgetary funds to close the fiscal year ended June 30, 2006 with a balanced budget if the legislative branch did not authorize a budget loan from the Government Development Bank for Puerto Rico (a government-sponsored bank). This situation was resolved prior to June 30, 2006 when the legislative and executive branches of the government approved a loan to provide funding for the budget related to the fiscal year ended June 30, 2006. Also, the legislative and executive branches approved a fiscal reform and a tax reform, which becomes effective November 15, 2006, that would raise additional funds in future fiscal years. The approved tax reform imposes a tax based upon the consumption of certain goods and services and repeals the excise tax regime currently in place. The Corporation’s business with the Government was not significantly affected with this situation.
Healthcare Reform Business
All of the Reform contract’s extension expired on June 30, 2006. During July 2006, the Commonwealth of Puerto Rico (the government) extended the contracts for all regions until September 30, 2006 with rates pending to be negotiated retroactively to July 1, 2006. It was later extended to October 31, 2006. In November 2006 we agreed to an average rate increase of 2.0% for the four months period ended October 31, 2006. In addition, the contract for the North and Southwest regions currently served by TSI were renewed for a one year term, from October 1, 2006 to September 30, 2007, with the applicable rates pending to be negotiated among the parties. It was later amended to be effective from November 1, 2006 for a period of 11 months. The government requested proposals to serve the Metro-North region under a Third Party Administrator pilot program. During the month of October 2006, the government informed TSI that the Metro-North region pilot program was awarded to another company. The Corporation is contesting the government’s decision. The premiums earned, net and net income related to the operations of the Metro-North region for the nine-month period ended September 30, 2006 amounted to $145.8 million and $3.3 million, respectively.

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
The historical results of operations of the entities pre-acquisition and “comparable basis” information for the three months and nine months ended September 30, 2005 are included in the following tables. Comparable basis information was determined by adding the historical statements of earnings for the Corporation and GA Life. Comparable basis information is presented in order to provide a more meaningful comparison to the current period due to the acquisition of GA Life. Comparable basis is not calculated in accordance with U.S. generally accepted accounting principles and is not intended to represent or be indicative of the results of operations of the Corporation that would have been reported had the acquisition been completed as of January 31, 2005.
Consolidated

	Three months ended September 30, 2005
			Comparable
(Dollar amounts in thousands)	TSM	GA Life	Basis

REVENUE:
Premiums earned, net	$345,728	18,555	364,283
Amounts attributable to self-funded arrangements	53,424	—	53,424
Less amounts attributable to claims under self-funded arrangements	(50,190)	—	(50,190)

	348,962	18,555	367,517
Net investment income	7,158	2,779	9,937
Net realized investment gains	1,857	32	1,889
Net unrealized investment loss on trading securities	905	—	905
Other income, net	1,576	—	1,576

Total revenue	360,458	21,366	381,824

BENEFITS AND EXPENSES:
Claims incurred	299,577	10,247	309,824
Operating expenses, net of reimbursement for services	44,568	7,948	52,516
Interest expense	1,880	—	1,880

Total benefits and expenses	346,025	18,195	364,220

Income before taxes	14,433	3,171	17,604

INCOME TAX EXPENSE (BENEFIT):
Current	802	—	802
Deferred	1,758	(395)	1,363

Total income taxes	2,560	(395)	2,165

Net income	$11,873	3,566	15,439

Basic net income per share	$1,333		1,734

	Nine months ended September 30, 2005
			Comparable
(Dollar amounts in thousands)	TSM	GA Life	Basis

REVENUE:
Premiums earned, net	$1,018,735	49,797	1,068,532
Amounts attributable to self-funded arrangements	157,778	—	157,778
Less amounts attributable to claims under self-funded arrangements	(148,032)	—	(148,032)

	1,028,481	49,797	1,078,278
Net investment income	21,439	7,791	29,230
Net realized investment gains	6,534	4,770	11,304
Net unrealized investment loss on trading securities	(5,522)	—	(5,522)
Other income, net	2,066	—	2,066

Total revenue	1,052,998	62,358	1,115,356

BENEFITS AND EXPENSES:
Claims incurred	900,401	27,605	928,006
Operating expenses, net of reimbursement for services	133,787	22,137	155,924
Interest expense	5,524	—	5,524

Total benefits and expenses	1,039,712	49,742	1,089,454

Income before taxes	13,286	12,616	25,902

INCOME TAX EXPENSE (BENEFIT):
Current	2,781	626	3,407
Deferred	(569)	(1,187)	(1,756)

Total income taxes	2,212	(561)	1,651

Net income	$11,074	13,177	24,251

Basic net income per share	$1,244		2,724

Life and Disability Insurance Segment

	Three months ended September 30, 2005
			Comparable
(Dollar amounts in thousands)	SVTS	GA Life	Basis

Operating revenues:
Net premiums earned:
Earned premiums	$5,814	19,088	24,902
Earned premiums ceded	(1,977)	(533)	(2,510)

Net earned premiums	3,837	18,555	22,392

Commission income on reinsurance	77	—	77

Net premiums earned	3,914	18,555	22,469

Net investment income	772	2,779	3,551
Net realized investment gains (losses)	(32)	32	—

Total	4,654	21,366	26,020

Operating costs:
Policy benefits and claims incurred	2,419	10,247	12,666
Underwriting and other expenses	2,011	7,948	9,959

Total	4,430	18,195	22,625

Operating income	$224	3,171	3,395

	Nine months ended September 30, 2005
			Comparable
(Dollar amounts in thousands)	SVTS	GA Life	Basis

Operating revenues:
Net premiums earned:
Earned premiums	$17,601	51,040	68,641
Earned premiums ceded	(6,003)	(1,243)	(7,246)

Net earned premiums	11,598	49,797	61,395

Commission income on reinsurance	350	—	350

Net premiums earned	11,948	49,797	61,745

Net investment income	2,244	7,791	10,035
Net realized investment gains	51	4,770	4,821

Total	14,243	62,358	76,601

Operating costs:
Policy benefits and claims incurred	7,563	27,605	35,168
Underwriting and other expenses	5,970	22,137	28,107

Total	13,533	49,742	63,275

Operating income	$710	12,616	13,326

Selected Membership Data

	As of September 30,
	2006	2005

Managed care enrollment:
Commercial [1]	589,785	618,603
Reform	554,996	626,977
Medicare Advantage	26,843	8,461
Stand-alone PDP	17,582	—

Total	1,189,206	1,254,041

Managed care enrollment by funding arrangement:
Fully-insured	1,032,083	1,099,473
Self-insured	157,123	154,568

Total	1,189,206	1,254,041

[1]	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare supplemental, Federal employees and local government employees.

Consolidated Operating Results
The analysis in this section provides an overall view of the consolidated statements of operations and key financial information. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	Three months ended September 30,
			Comparable
(dollar amounts in thousands)	2006	2005	Basis 2005

Operating revenues:
Premiums earned, net	$392,004	345,728	364,283
Fee revenue	3,725	3,234	3,234
Net investment income	10,509	7,158	9,937
Net realized investment gains	363	1,857	1,889

Total	406,601	357,977	379,343

Operating costs:
Claims incurred	319,365	299,577	309,824
Operating expenses	55,810	44,568	52,516

Total	375,175	344,145	362,340

Operating income	31,426	13,832	17,003

Net unrealized gains on trading securities	3,407	905	905
Interest expense	(4,089)	(1,880)	(1,880)
Other income, net	1,295	1,576	1,576

Income before taxes	32,039	14,433	17,604
Income tax expense	7,209	2,560	2,165

Net income	$24,830	11,873	15,439

Operating revenues
Premiums earned, net presented an increase of $46.3 million, or 13.4%, to $392.0 million in 2006. On a comparable basis the consolidated earned premiums, net increased by $27.7 million, or 7.6%. This increase is primarily due to an increase in the premiums earned, net of the managed care segment, principally due to a strong growth from our Medicare Advantage and PDP products.
Net investment income increased by $3.4 million, or 46.9%, to $10.5 million in 2006. On a comparable basis the increase of $572 thousand, or 5.8%, is primarily due to a higher balance of invested assets, as well as an increase in yield during 2006.
Operating costs
Claims incurred increased by $19.8 million, or 6.6%, to $319.4 million in 2006. On a comparable basis, the consolidated claims incurred increased by $9.5 million, or 3.1%, mostly due to the increase of $9.3 million in the claims incurred of the managed care segment as a result of the increased enrollment in the Medicare Advantage and PDP business.
Operating expenses increased by $11.2 million, or 25.2%, to $55.8 million in 2006. On a comparable basis, the consolidated operating expenses increased by $3.3 million, or 6.3%, which is primarily attributed to the normal inflationary effect in operating expenses.
Net unrealized investment gains
The net unrealized gain of $3.4 million experienced in 2006 is attributed to gains in the portfolios held by the segments in equity securities attributed to the positive returns in equity markets during the 2006 quarter.

Interest expense
The interest expense of $4.1 million presented an increase of $2.2 million on both an actual and comparable basis, primarily due to the interest expense corresponding to the new debt incurred during the fourth quarter of the year 2005 and during the first quarter of 2006.
Income tax expense
The effective tax rate presented an increase of 4.8 percentage points, from 17.7% in 2005 to 22.5% in 2006. On a comparable basis, the 2005 effective tax rate was 12.3%, reflecting an increase in 2006 of 10.2 percentage points that is primarily due to higher non-deductible expenses in 2006 and an increase in taxable income related to the life segment, which has a lower effective taxable rate than our other businesses.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

	Nine months ended September 30,
			Comparable
(dollar amounts in thousands)	2006	2005	Basis 2005

Operating revenues:
Premiums earned, net	$1,163,318	1,018,735	1,068,532
Fee revenue	10,356	9,746	9,746
Net investment income	31,325	21,439	29,230
Net realized investment gains	1,324	6,534	11,304

Total	1,206,323	1,056,454	1,118,812

Operating costs:
Claims incurred	980,235	900,401	928,006
Operating expenses	170,472	133,787	155,924

Total	1,150,707	1,034,188	1,083,930

Operating income	55,616	22,266	34,882

Net unrealized gains on trading securities	3,718	(5,522)	(5,522)
Interest expense	(11,175)	(5,524)	(5,524)
Other income, net	1,208	2,066	2,066

Income before taxes	49,367	13,286	25,902
Income tax expense	10,537	2,212	1,651

Net income	$38,830	11,074	24,251

Operating revenues
Premiums earned, net presented an increase of $144.6 million, or 14.2%, to $1,163.3 million in 2006. On a comparable basis the consolidated earned premiums, net increased by $94.8 million, or 8.9%. This increase is primarily due to an increase in the premiums earned, net of the managed care segment, principally due to a strong growth from our Medicare Advantage and PDP products.
Fee revenue increased by $610 thousand, or 6.2%, to $10.5 million in 2006 that is mostly due the increased enrollment in the managed care segment’s self-funded employers business and increases in fee rates.
Net investment income increased by $9.9 million, or 46.1%, during 2006. The increase in net investment income on a comparable basis of $2.1 million, or 7.2%, reflects our higher balance of invested assets as well as an increase in yield during 2006.
Net realized investment gains decreased by $5.2 million, or 79.7%, to $1.3 million in 2006. On a comparable basis, net realized gain on sale of securities decreased by $10.0 million, or 88.3%. This decrease is primarily the result of sales of certain investments in 2005 in order to take advantage of a temporary reduction in the capital gains tax rate by 6.25 percentage points for sales of long-term capital assets, thus causing gains to be realized in the 2005 period and decreasing unrealized gains during such period.

Operating costs
Claims incurred increased by $79.8 million, or 8.9%, to $980.2 million in 2006. On a comparable basis, claims incurred increased by $52.2 million, or 5.6%, principally due to increased claims in the managed care segment as a result of increased enrollment in the Medicare Advantage and PDP businesses.
Operating expenses increased by $36.7 million, or 27.4%, to $170.5 million in 2006. On a comparable basis, the operating expenses increased by $14.5 million, or 9.3%, attributed primarily to the increased volume of business across all our segments during 2006. In addition, we experienced increases in payroll and related expenses, commission expenses and information technology related costs.
The net unrealized gain on trading securities was $3.7 million during 2006, presenting an increase of $9.2 million, on both an actual and comparable basis. This increase is attributable to gains in the portfolios held by the segments in equity securities. The unrealized loss in the 2005 period is attributable to the realization of gains in that period, as previously discussed.
Interest expense
The interest expense presented an increase of $5.7 million on both an actual and comparable basis primarily due to the interest expense corresponding to the new debt incurred by during the fourth quarter of the year 2005 and during the first quarter of 2006.
Income tax expense
The effective tax rate presented an increase of 4.7 percentage points, from 16.6% in 2005 to 21.3% in 2006. On a comparable basis, the 2005 effective tax rate was 6.4%, reflecting an increase in 2006 of 15.0 percentage points that is primarily due to higher non-deductible expenses in 2006 and an increase in taxable income related to the life segment, which has a lower effective taxable rate than our other businesses.

Managed Care Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2006	2005	2006	2005

Operating revenues:
Medical premiums earned:
Commercial	$179,922	182,134	540,677	549,516
Reform	118,920	129,933	366,683	377,270
Medicare Advantage	43,606	8,856	111,630	17,438
PDP	4,904	—	11,593	—

Medical earned premiums	347,352	320,923	1,030,583	944,224

Fee revenue	4,376	3,443	12,449	10,534
Net investment income	4,770	4,092	13,842	12,405
Net realized investment gains (losses)	(466)	1,761	443	5,284

Total	356,032	330,219	1,057,317	972,447

Operating costs:
Medical claims incurred	295,604	286,332	909,436	860,392
Operating expenses	38,517	33,997	114,273	102,772

Total	334,121	320,329	1,023,709	963,164

Operating income	$21,911	9,890	33,608	9,283

Member months enrollment:
Commercial	1,304,709	1,402,758	3,995,532	4,250,772
Reform	1,673,229	1,871,709	5,211,531	5,575,698
Self-funded employers	469,320	466,728	1,387,341	1,379,187
Medicare Advantage	78,435	18,831	193,239	37,530
PDP	53,772	—	134,046	—

Member months enrollment	3,579,465	3,760,026	10,921,689	11,243,187

Additional data:
Medical loss ratio	85.1%	89.2%	88.2%	91.1%
Operating expense ratio	11.0%	10.5%	11.0%	10.8%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Operating revenues
Medical earned premiums increased by $26.4 million, or 8.2%, to $347.4 million in 2006. This increase in medical earned premiums is the result of the following:
•	Medical premiums generated by the segment’s Medicare Advantage business increased by $34.8 million, or 392.4%, to $43.6 million in 2006 primarily due to the increase in the member months enrollment of 59,604 members, or 316.5%. This increase reflects the initial ramp-up of this business, which commenced in 2005, as well as the introduction of additional Medicare Advantage policies during this year. In January 2006 we expanded our Medicare Advantage business with the introduction of Medicare Platino for the dual-eligible population. We expect the Medicare Advantage enrollment will continue to grow, but not at the same pace as in this initial period.

•	In January 2006, we introduced a new stand-alone PDP, called FarmaMed that had 53,772 member months and medical premiums earned of $4.9 million.

•	The medical premiums earned of the Reform business decreased by $11.0 million, or 8.5%, to $118.9 million, principally attributed to a reduction in the member months enrollment of this business by 198,480 members, or 10.6%. This business has experienced a decrease in its enrollment as a result of a shift in membership by the dual eligibles to Medicare Advantage policies offered by us and our competitors and a tightening of eligibility requirements by the Puerto Rico government. The effect of the decrease in member months enrollment was mitigated by an increase in average premium rates by approximately 5%.

•	Medical premiums generated by the commercial business presented a decrease of $2.2 million, or 1.2%, to $179.9 million in 2006. This decrease is due to a decrease in the member months enrollment of 98,049 members, or 7.0%. The decrease in member months enrollment is primarily the result of the loss of several fully-insured accounts due to aggressive marketing and pricing by our competitors as well as qualified enrollees transferring to our or our competitors Medicare Advantage policies and fully-insured groups changing to self-funded arrangements. The decrease in enrollment was partially offset by an average increase in premium rates of approximately 4.1%.
Operating costs
Medical claims incurred presented an increase of $9.3 million, or 3.2%, to $295.6 million in 2006. This increase is mostly related to the medical claims incurred of the Medicare Advantage and PDP businesses, which increased by $28.5 million during the 2006 period due to the increase in member months enrollment mitigated by a reduction of $15.2 million in medical claims incurred related to the decreased member months enrollment of the Reform business.
The segment’s medical loss ratio decreased 4.1 percentage points due to the increased contribution in the 2006 period of the Medicare Advantage business, which has a lower medical loss ratio than the segment’s other businesses as well as due to lower utilization trends in the Reform business. The decrease in the medical loss ratio of the Reform business is attributed to lower utilization trends, particularly in the cardiovascular services, dialysis and obstetrics, among others.
Operating expenses increased by $4.5 million, or 13.3%, to $38.5 million in 2006. This increase is primarily attributed to $1.5 million of additional operating expenses related to the Medicare Advantage and PDP businesses. In addition, the operating expenses present an increase of $2.4 million that is primarily related to technology-related costs consistent with corporate business initiatives and to ordinary course payroll increases. The operating expense ratio increased by 0.5 percentage points.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Operating revenues
Medical earned premiums increased by $86.4 million, or 9.1%, to $1,030.6 million in 2006. This increase is primarily the result of the following:
•	Medical premiums generated by the segment’s Medicare Advantage business, increased by $94.2 million, or 540.2%, primarily due to an increase in member months enrollment of 155,709, or 414.9%, reflecting the initial ramp-up of this business, which commenced in 2005, and the introduction of additional Medicare Advantage policies during this year. In January 2006, we expanded our Medicare Advantage business with the introduction of Medicare Platino for the dual-eligible population. We expect that the Medicare Advantage enrollment will continue to grow, but not at the same pace as in this initial period.

•	In January 2006 we introduced a new stand-alone prescription drug plan, called FarmaMed, that had 134,046 member months and medical premiums earned amounting to $11.6 million.

•	In 2006 member months of the Reform business decreased by 364,167, or 6.5%, and medical earned premiums decreased by $10.6 million, or 2.8%, to $366.7 million in 2006. This business has experienced a decrease in its member months enrollment as a result of a shift in membership by the dual eligibles to Medicare Advantage policies offered by us and our competitors and tightening of eligibility requirements by the Puerto Rico government. The effect of this decrease in member months enrollment was mitigated by an average increase in premium rates, effective August 1, 2005, of approximately 5%.

•	Medical premiums earned generated by the commercial business decreased by $8.8 million, or 1.6%, to $540.7 million in 2006 due to a decrease in member months. This decrease is the result of a decrease in the member months enrollment by 255,240 members that is primarily due to the loss of several full-risk accounts due to aggressive marketing and pricing by our competitors as well as to qualified enrollees transferring to our or our competitors’ Medicare Advantage policies and full-risk accounts changing to self-funded arrangements. The decrease in enrollment is partially offset by an average increase in premium rates of 3.7%.
Net realized investment gains decreased by $2.2 million, to $1.4 million in 2006. This decrease is primarily the result of sales of certain investments in 2005 in order to take advantage of a temporary reduction in the capital gains tax rate by 6.25 percentage points for sales of long-term capital assets, thus causing gains to be realized in the 2005 period and decreasing unrealized gains during such period.
Operating costs
Medical claims incurred increased by $49.0 million, or 5.7%. This increase is principally due to the medical claims incurred related to the Medicare Advantage and PDP businesses, which presented an increase of $75.0 million attributed to its increased member months enrollment. This increase is mitigated by a decrease of $29.3 million in the medical claims incurred of the Reform business that is attributed to its decreased member months enrollment.
The segment’s medical loss ratio decreased by 2.9 percentage points mostly driven by lower utilization trends in the Reform business and by the increased contribution in the 2006 period of the Medicare Advantage business, which has a lower medical loss ratio than the segment’s other businesses. The medical loss ratio of the Reform business decreased due to lower utilization trends in cardiovascular services, dialysis and obstetrics.
Operating expenses increased by $11.5 million, or 11.2%, to $114.3 million in 2006. This increase is primarily attributed to increased administrative costs related to the Medicare Advantage and PDP businesses of approximately $6.1 million due to the introduction of our PDP product and the increased Medicare Advantage volume of business. In addition, there was an increase of $5.4 million that was primarily related to technology-related costs consistent with corporate business initiatives and to ordinary course payroll increases. The segment’s operating expense increased by 0.2 percentage points during the 2006.

Life and Disability Insurance Operating Results
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

	Three months ended September 30,
			Comparable
(dollar amounts in thousands)	2006	2005	Basis 2005

Operating revenues:
Net premiums earned
Premiums earned	$25,923	5,814	24,902
Premiums earned ceded	(2,230)	(1,977)	(2,510)

Net premiums earned	23,693	3,837	22,392

Commission income on reinsurance	(105)	77	77

Net premiums earned	23,588	3,914	22,469

Net investment income	3,285	772	3,551
Net realized investment gains (losses)	1	(32)	—

Total	26,874	4,654	26,020

Operating costs:
Policy benefits and claims incurred	13,207	2,419	12,666
Underwriting and other expenses	10,981	2,011	9,959

Total	24,188	4,430	22,625

Operating income	$2,686	224	3,395

Additional data:
Loss ratio	56.0%	61.8%	56.4%
Operating expense ratio	46.6%	51.4%	44.3%

Operating revenues
Premiums earned for the segment increased by $20.1 million, or 345.9%, to 25.9 million in 2006. On a comparable basis premiums earned increased by $1.0 million, or 4.1%. This increase is primarily the result of new sales of ordinary life and monthly debit ordinary (MDO) policies, as well as an increase in the cancer and other dreaded diseases attributed to the growth in sales of our cancer product.
Operating costs
Policy benefits and claims incurred for the segment increased by $10.8 million, or 446.0%, to 13.2 million in 2006. On a comparable basis the policy benefits and claims incurred increased by $541 thousand, or 4.3%, primarily due to the increases in volume of ordinary life and MDO life products and to the natural growth of the life portfolio policy reserves. The loss ratio on a comparable basis decreased by 0.4 percentage points, from 56.4% in the 2005 comparable period to 56.0% in 2006, as a result of termination or non-renewal of unprofitable groups.
Underwriting and other expenses for the segment increased by $9.0 million, or 446.0%, to $11.0 million in 2006. On a comparable basis underwriting and other expenses increased $1.0 million, or 10.3%. The operating expense ratio in a comparable basis increased by 2.3 percentage points, from 44.3% in the 2005 comparable period to 46.6% in 2006, that is primarily due to the combined effect of the management fees charged by TSM and increases in the amortization of deferred policy acquisition costs and the value of business acquired created upon the acquisition of GA Life.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

	Nine months ended September 30,
			Comparable
(dollar amounts in thousands)	2006	2005	Basis 2005

Operating revenues:
Net premiums earned:
Premiums earned	$71,884	17,601	68,641
Premiums earned ceded	(7,053)	(6,003)	(7,246)
Assumed premiums earned	4,413	—	—

Net premiums earned	69,244	11,598	61,395

Commission income on reinsuarance	144	350	350

Net premiums earned	69,388	11,948	61,745

Net investment income	10,117	2,244	10,035
Net realized investement gains	23	51	4,821

Total	79,528	14,243	76,601

Operating costs:
Policy benefits and claims incurred	38,303	7,563	35,168
Underwriting and other expenses	33,345	5,970	28,107

Total	71,648	13,533	63,275

Operating income	$7,880	710	13,326

Additional data:
Loss ratio	55.2%	63.3%	57.0%
Operating expense ratio	48.1%	50.0%	45.5%

Operating revenues
Premiums earned for the segment increased by $54.3 million, or 308.4%, to $71.9 million in 2006. On a comparable basis premiums earned increased by $3.2 million, or 4.7%. This increase is primarily the result of an increase in the life business attributed to new sales of ordinary life and MDO policies, as well as to an increase in the cancer and other dreaded diseases business attributed to the growth in sales of a new cancer product.
The 2006 period reflects $4.4 million of assumed premiums related to the coinsurance agreement with GA Life.
Net realized investment gains decreased by $28 thousand, or 54.9%, in 2006. On a comparable basis net realized investment gains decreased by $4.8 million, or 99.5%, principally due to sales realized by GA Life in 2005, prior to the effective date of our acquisition.
Operating costs
Policy benefits and claims incurred increased by $30.7 million, or 406.5%, to $38.3 million in 2006. On a comparable basis, the policy benefits and claims incurred increased by $3.1 million, or 8.9%, primarily due to our share of policy benefits and claims incurred related to the coinsurance agreement with GA Life, amounting to $2.3 million. The loss ratio on a comparable basis decreased by 1.8 percentage points, from 57.0% in the 2005 comparable period to 55.2% in 2006, as a result of the termination or non-renewal of unprofitable groups.
Underwriting and other expenses for the segment increased by $27.4 million, or 458.5%, to $33.3 million in 2006. On a comparable basis, underwriting and other expenses increased by $5.2 million, or 18.6%. The operating expense ratio on a comparable basis presents an increase of 2.6 percentage points, from 45.5% in the 2005 comparable period to 48.1% in 2006. The increase in underwriting and other expenses includes $1.8 million related to our share of the commissions and other operating expenses pursuant to the coinsurance agreement with GA Life. The remaining increase in operating expenses is mostly related to management fees charged by TSM and the increase in the amortization expense of the deferred policy acquisition costs and value of business acquired resulting from the acquisition of GA Life.
Property and Casualty Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(dollar amounts in thousands)	2006	2005	2006	2005

Operating revenues:
Net premiums earned:
Premiums written	$41,494	40,705	112,672	110,516
Premiums ceded	(17,330)	(14,831)	(46,709)	(43,896)
Change in unearned premiums	(2,183)	(4,112)	188	(1,660)

Net premiums earned	21,981	21,762	66,151	64,960

Net investment income	2,340	2,176	7,020	6,461
Net realized investment gains	828	128	858	1,199

Total	25,149	24,066	74,029	72,620

Operating costs:
Claims incurred	10,554	10,826	32,496	32,446
Operating expenses	10,011	10,479	32,729	29,928

Total	20,565	21,305	65,225	62,374

Operating income	$4,584	2,761	8,804	10,246

Additional data:
Loss ratio	48.0%	49.7%	49.1%	49.9%
Operating expense ratio	45.5%	48.2%	49.5%	46.1%
Combined ratio	93.5%	97.9%	98.6%	96.0%

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
Operating revenues
Total premiums written increased by $789 thousand, or 1.9%, to $41.5 million in 2006, that is principally as a result on increases in the inland marine and surety business that are due to increases in volume. These increases are partially offset by a decrease in the premiums written of the commercial multi-peril business.
Premiums ceded to reinsurers increased by $2.5 million, or 16.8%, to $17.3 million in 2006, primarily as a result of an increase in the portion of risk ceded to reinsurers, particularly in the proportional and excess of loss reinsurance treaties, and to increases in the cost of reinsurance. The ratio of premiums ceded to premiums written increased by 5.4 percentage points, from 36.4% in 2005 to 41.8% in 2006.
Operating costs
Claims incurred reflect a decrease of $272 thousand, or 2.5%, to $10.6 million in 2006 and the loss ratio decreased by 1.7 percentage points during this period. These decreases are primarily due to the focus on quality underwriting.
The operating expenses decreased by $468 thousand, or 4.5%, to $10.0 million in 2006. The operating expense ratio decreased by 2.7 percentage points during this period. The decrease in operating expenses is mostly due to the experience refund received in 2006 from the Compulsory Vehicle Liability Insurance Joint Underwriting Association, which is recorded as a decrease to the operating expenses, net of an increase in commission expenses. No experience refund was received in the 2005 period.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
Operating revenues
Total premiums written increased by $2.2 million, or 2.0%, to $112.7 million in 2006, principally as a result of increases in the dwelling and commercial property mono-line, auto physical damage and commercial auto liability lines of business, partially offset by a decrease in the commercial multi-peril line of business.
Premiums ceded to reinsurers increased by $2.8 million, or 6.4%, to $46.7 million in 2006, as a result of an increase in the portion of risk ceded to reinsurers, particularly in the excess of loss reinsurance treaties, and to increases in the cost of reinsurance. The ratio of premiums ceded to premiums written increased by 1.8 percentage points, from 39.7% in 2005 to 41.5% in 2006.
Operating costs
Claims incurred increased by $50 thousand, or 0.2%, to $32.5 million in 2006. The loss ratio experienced a decrease of 0.8 percentage points during this period, from 49.9% in 2005 to 49.1% in 2006.
The operating expenses increased by $2.8 million, or 9.4%, to $32.7 million in 2006. The operating expense ratio increased by 3.4 percentage points during the same period, from 46.1% in 2005 to 49.5% in 2006. These increases are primarily attributable to increases in commission expenses and salaries and benefits expenses reflecting market conditions, as well as costs associated with the implementation of new IT systems.

Liquidity and Capital Resources
Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended
	September 30,
(dollar amounts in thousands)	2006	2005

Sources of cash:
Cash provided by operating activities	$49,581	83,272
Proceeds from long-term borrowings	35,000	—
Net proceeds from short-term borrowings	—	2,905
Net proceeds from annuity contracts	—	5,236
Other	490	1,151

Total sources of cash	85,071	92,564

Uses of cash:
Acquisition of GA Life, net of cash aquired	(27,793)	—
Acquisition of investments, net of proceeds	(17,641)	(85,710)
Capital expenditures	(9,462)	(5,031)
Dividends	(6,231)	—
Payments of long-term borrowings	(2,093)	(4,730)
Net payments of short-term borrowings	(1,740)	—
Net surrenders of annuity contracts	(5,824)	—
Other	(508)	—

Total uses of cash	(71,292)	(95,471)

Net increase (decrease) in cash and cash equivalents	$13,779	(2,907)

Cash flows from operating activities decreased by $33.7 million, or 40.5%, to $49.6 million in 2006, primarily due to a decrease in net proceeds from sales of our corporate bonds trading portfolio of $72.2 million in 2005. The effect of this fluctuation is mitigated by the fact that in the 2006 period the amount of premiums collected increased by 10.6% and the amount of claims losses and benefits paid increased only by 5.7% primarily due to the lower utilization trends experienced by our managed care segment in 2006.
Cash flows from long term borrowings increased by $35.0 million during the 2006 period as a result of the issuance and sale of our 6.7% senior unsecured notes during the first quarter of 2006.
Net purchases of investment securities decreased by $40.3 million primarily as a result of $68.1 million invested in 2005 in available-for-sale securities with the proceeds received from the sale of our corporate bonds trading portfolio.
Capital expenditures increased by $4.4 million as a result of the renovation of a building adjacent to our corporate headquarters as well as costs related to the acquisition by our Property and Casualty Insurance segment of a computer system to manage its insurance operations.
In addition, on January 2006 we declared and paid a dividends amounting to $ 6.2 million.
The 2006 period reflects net surrenders of annuity contracts of $5.8 million while the 2005 period presents net proceeds from annuity contracts of $5.2 million. This fluctuation is principally due to an increase in the amount of annuity surrenders and a decrease in the proceeds received from the fixed deferred annuity product in the 2006 period.

Financing and Financing Capacity
The Corporation has significant short-term liquidity supporting its businesses. It also has available short-term facilities to address timing differences between cash receipts and disbursements. These short-term facilities are mostly in the form of securities sold under repurchase agreements. As of September 30, 2006, the Corporation had available $227.5 million and there is no outstanding balance as of that date.
As of September 30, 2006 the Corporation has the following senior unsecured notes payable:
•	On January 23, 2006, the Corporation issued and sold $35.0 million of its 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes). The 6.7% notes were privately placed to various accredited institutional investors. The notes pay interest each month beginning on March 1, 2006, until such principal becomes due and payable. These notes can be prepaid after five years at par, in full or in part, as determined by the Corporation. The proceeds obtained from this issuance were used to finance the acquisition of 100% of the common stock of GA Life effective January 31, 2006.

•	On December 21, 2005, TSM issued and sold $60.0 million of its 6.6% senior unsecured notes due December 2020 (the 6.6% notes). The 6.6% notes were privately placed to various institutional accredited investors. The notes pay interest each month beginning on January 2006, until such principal becomes due and payable. These notes can be prepaid after five years at par, in full or in part, as determined by the Corporation. Proceeds were used to enter into a modified coinsurance with funds withheld reinsurance agreement with GA Life.

•	On September 30, 2004, TSI issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes). The 6.3% notes are unconditionally guaranteed as to payment of principal, premium, if any, and interest by the Corporation. The notes were privately placed to various institutional accredited investors. The notes pay interest semiannually beginning on March 2005, until such principal becomes due and payable. These notes can be prepaid after five years at par, in total or partially, as determined by the Corporation.
These notes contain certain covenants. At September 30, 2006, we are in compliance with these covenants.
In addition, we are a party to two secured loans with a commercial bank, FirstBank Puerto Rico. These secured loans bear interest rates based on the London Interbank Offered Rate (LIBOR) plus a margin specified by the commercial bank at the time of the agreement. As of September 30, 2006, the two secured loans had outstanding balances of $28.0 million and $10.5 million, respectively, and average annual interest rates of 6.0% and 6.3%, respectively. These secured loans contain restrictive covenants, including, but not limited to, the granting of certain liens, limitations on acquisitions and limitations on changes in control. At September 30, 2006, we are in compliance with these covenants.
Further details regarding the senior unsecured notes and the secured loans are incorporated by reference to Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Corporation’s Annual Report on Form 10-K as of and for the year ended December 31, 2005.
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

Item 4. Controls and Procedures
The Corporation’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of September 30, 2006. Based on that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2006. There were no significant changes in the Corporation’s disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.
Part II – Other Information
Item 1. Legal Proceedings
For a description of legal proceedings, see note 12 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.
Item IA. Risk Factors
Other than as disclosed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the section “Recent Developments”, no material change has occurred from risk factors previously disclosed by the Corporation in its Annual Report on Form 10-K for December 31. 2005.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
(a) Exhibits:
Exhibit 11 Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and nine months ended September 30, 2006 and 2005 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.
Exhibit 12 Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and nine months ended September 30, 2006 and 2005 has been omitted as the detail necessary to determine the computation of the loss ratio, operating expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.
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

Triple-S Management Corporation Registrant

Date: November 13, 2006	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date: November 13, 2006	By:	/s/ Juan J. Román
Juan J. Román, CPA
Vice President of Finance
and Chief Financial Officer