Form 10-K
period 2006-12-31
TRIPLE-S MANAGEMENT CORP
filed 2007-03-20
CIK 1171662

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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
Common Stock, $40.00 Par Value
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐     NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑     NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☑
The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2006 was $356,440. *
The number of shares outstanding of the registrant’s common stock as of March 15, 2007 was 8,913.

*	Aggregate market value was determined at par because there is no established public trading market for TSM’s common stock.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 29, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

Triple-S Management Corporation
FORM 10-K
For The Fiscal Year Ended December 31, 2006

Part I
Item 1. Business.
General Description of Business and Recent Developments
Triple-S Management Corporation (we, TSM or the Corporation) is the largest managed care company in Puerto Rico, serving approximately one million members across all regions, and holds a leading market position covering approximately 25% of the population. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico and have over 45 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the commercial, Medicare and Puerto Rico Health Reform (similar to Medicaid) (the Reform) markets.
We serve a full range of customer segments, from corporate accounts, federal and local government employees and individuals to Medicare recipients and Reform enrollees, with a wide range of managed care products. We market our managed care products through both an extensive network of independent agents and brokers located throughout Puerto Rico as well as an internal salaried sales force.
We also offer complementary products and services, including life and accident and health insurance (life insurance) and property and casualty insurance. As a result of our recent acquisition of Great American Life Assurance Company of Puerto Rico (GA Life), we are the leading provider of life insurance policies in Puerto Rico.
Effective January 31, 2006, we acquired 100% of the common stock of GA Life and effective June 30, 2006 merged the operations of Seguros de Vida Triple-S, Inc., our former life insurance subsidiary, into the operations of GA Life.
All of the premiums generated by our insurance subsidiaries are from customers within Puerto Rico. In addition, all of our long-lived assets, other than financial instruments, including the deferred policy acquisition costs and value of business acquired and the deferred tax assets, are located within Puerto Rico.
Industry Overview
Managed Care
The managed care industry has experienced significant change in the last decade. An increasing focus on health care costs by employers, the government and consumers has led to the growth of alternatives to traditional indemnity health insurance, such as Health Maintenance Organizations (HMOs) and Preferred Provider Organizations (PPOs), which managed care providers employ to attempt to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care to plan members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of certain outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system. In addition, providers may have incentives to achieve certain quality measures or may share medical cost risk. Members or their employers generally pay co-payments, coinsurance and deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization. An HMO plan may also require members to select one of the network primary care physicians to coordinate their care and approve any specialist or other services. The federal government provides hospital and medical insurance benefits to eligible persons aged 65 and over as well as to certain other qualified persons pursuant to the Medicare program, including the Medicare Advantage program. The federal government also offers prescription drug benefits to Medicare eligibles, both as part of the Medicare Advantage program and on a stand-alone basis, pursuant to Medicare Part D (also referred to as PDP stand-alone product). In addition, the government of the Commonwealth of Puerto Rico (the government of Puerto Rico) provides managed care coverage to the medically indigent population of Puerto Rico through the Reform program.

Recently, economic factors and greater consumer awareness have resulted in the increasing popularity of products that offer larger, more extensive networks, more member choice related to coverage, physicians and hospitals, and a desire for greater flexibility for customers to assume larger deductibles and co-payments in return for lower premiums. We believe we are well-positioned to respond to these market preferences due to the breadth and flexibility of our product offering and size of our provider networks.
The Blue Cross Blue Shield Association (BCBSA) had 39 independent licensees as of December 31, 2006. We are licensed by BCBSA to use the “Blue Shield” mark in Puerto Rico. Most of the BCBSA licensees have the right to use the “Blue Shield” and “Blue Cross” marks in their designated geographic territories. We are not licensed to use the “Blue Cross” mark in Puerto Rico. A difference BCBSA licensee has the right to use the “Blued Cross” mark in Puerto Rico. The number of people enrolled in Blue Cross Blue Shield (BCBS) plans has been steadily increasing, from 65.6 million in 1995 to 98.6 million at December 31, 2006, which represents 32.7% of the U.S. population. The Blue Cross Blue Shield plans work cooperatively in a number of ways that create significant market advantages, especially when competing for very large, multi-state employer groups. For example, all Blue Cross Blue Shield plans participate in the BlueCard program, which effectively creates a national “Blue” network. Each plan is able to take advantage of other Blue Cross Blue Shield plans’ broad provider networks and negotiated provider reimbursement rates where a member covered by a policy in one state or territory lives or travels outside of the state or territory in which the policy under which he or she is covered is written. This program is referred to as BlueCard®, and is a source of revenue for providing member services in Puerto Rico for individuals who are customers of other BCBS plans and at the same time provide us a significant network in the U.S. BlueCard also provides a significant competitive advantage to us because Puerto Ricans frequently travel to the continental United States.
Life Insurance
Total premiums in Puerto Rico for the life insurance market approximate $600 million. The main products in the market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities. The main distribution channels are through independent agents. In recent years banks have established general agencies to cross sell many life products, such as term life and credit life. It is estimated that the life insurance market is underinsured.
Property and Casualty Insurance Segment
The total property and casualty market in Puerto Rico in terms of gross premiums written for 2005 was approximately $1.8 billion. Property and casualty insurance companies compete for the same accounts through aggressive pricing, more favorable policy terms and better quality of services. The main lines of business in Puerto Rico are personal and commercial auto, commercial multi peril, fire and allied lines and other general liabilities. Approximately 70% of the market is written by the top six companies in terms of market share, and approximately 80% of the market is written by companies incorporated under the laws of, and which operate principally in, Puerto Rico.
It is estimated that the Puerto Rican property and casualty insurance market has between $80 billion and $90 billion of insured value, while the industry has capital and surplus of under $1.0 billion. As a result, the market is highly dependent on reinsurance and some local carriers have diversified their operations outside Puerto Rico, particularly to Florida.
Puerto Rico’s Economy
The gross national product of Puerto Rico has grown by an average of 2.5% per annum over the last decade. The government of Puerto Rico has reported that factors contributing to this expansion include government-sponsored economic development programs, increases in the level of federal transfer payments and the relative low cost of borrowing. The government of Puerto Rico further reported that in some years, these factors experienced in Puerto Rico were aided by a significant expansion in construction investment driven by infrastructure projects, private investment, primarily in housing, and relatively low oil prices. Since the last recession in fiscal 2002 (from July 1, 2001 to June 30, 2002), the economy has been expanding at a moderate annual rate of 2.3%, but recently, as several key economic figures have begun to indicate a slowing of economic activity, the Puerto Rico Planning Board recently published a preliminary growth in gross national product of 0.7% for fiscal 2006 and lowered its real gross national product forecast from 2.5% to 0.6% for fiscal 2007. Among the variables contributing to the Puerto Rico Planning Board’s downward revision in the forecast are the persistent high levels of oil prices, the upward trend in short-term interest rates, the depreciation of the dollar (which affects the value of imports from foreign countries, accounting for approximately 50% of total imports to Puerto Rico), and the deceleration of public investment due to Puerto Rico’s budget deficits (which served, together with other factors, to reduce activity in construction and other sectors). In April 2006, the government of Puerto Rico announced a possible lack of budgetary funds to complete the fiscal year ended June 30, 2006 with a balanced budget, as required by law. This situation was remedied prior to June 30, 2006 when the legislative and executive branches of government approved a loan to provide funding for the budget for that fiscal year. In order to raise additional funds in future fiscal years, the legislative and executive branches also approved a fiscal reform and a tax reform. The tax reform, which took effect on November 15, 2006, imposes a 7% sales tax on the consumption of goods and services. The implementation of this tax reform is expected to alleviate Puerto Rico’s fiscal difficulties by raising additional revenues but this, too, may reduce net disposable income even after giving effect to certain income tax reductions provided in the tax reform legislation.
The economy of Puerto Rico is closely linked to the continental United States economy, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies and results of the economy of the United States. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. During fiscal year 2005 (from July 1, 2004 to June 30, 2005) approximately 83% of Puerto Rico’s exports went to the United States mainland, which was also the source of approximately 50% of Puerto Rico’s imports.
The dominant sectors of the Puerto Rico economy are manufacturing and services. The manufacturing sector has undergone fundamental changes over the years as a result of increased emphasis on higher wage, high technology industries, such as pharmaceuticals, biotechnology, electronics, computers, microprocessors, professional and scientific instruments, and certain high technology machinery and equipment. The services sector, including finance, insurance, real estate, wholesale and retail trade, and tourism, also plays a major role in the economy. It ranks second to manufacturing in contribution to the gross domestic product and leads all sectors in providing employment.
Products and Services
Managed Care
We offer a broad range of managed care products, including HMOs, PPOs, Medicare Supplement and Medicare Part D. Managed care products represented 88.6%, 92.7% and 92.3% of our consolidated premiums earned, net for the years ended December 31, 2006, 2005 and 2004. We design our products to meet the needs and objectives of a wide range of customers, including employers, individuals and government entities. Our customers either contract with us to assume underwriting risk or self-funded underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services. Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members’ access to providers is subject to referral or preauthorization requirements.
Managed care generally refers to a method of integrating the financing and delivery of health care within a system that manages the cost, accessibility and quality of care. Managed care products can be further differentiated by the types of provider networks offered, the ability to use providers outside such networks and the scope of the medical management and quality assurance programs. Our members receive medical care from our networks of providers in exchange for premiums paid by the individuals or their employers and, in some instances, a cost-sharing payment between the employer and the member. We reimburse network providers according to pre-established fee arrangements and other contractual agreements.
We currently offer the following managed care plans:
Health Maintenance Organization (HMO). We offer HMO plans that provide our Reform and Medicare Advantage members with health care coverage for a fixed monthly premium in addition to applicable member co-payments. Health care services can include emergency care, inpatient hospital and physician care, outpatient medical services and supplemental services, such as dental, vision, behavioral and prescription drugs, among others. Members must select a primary care physician within the network to provide and assist in managing care, including referrals to specialists. During the third quarter of 2005, we launched Medicare Selecto, our Medicare Advantage product for dual eligibles (individuals that are eligible for both the Reform and Medicare Advantage), and in 2006 we launched a supplemental product sponsored by the government of Puerto Rico called Medicare Platino. We also recently launched our new HMO Medicare Advantage product for the non-dual eligible population.
Preferred Provider Organization (PPO). We offer PPO managed care plans that provide our commercial and Medicare Advantage members and their dependent family members with health care coverage in exchange for a fixed monthly premium from our member or the member’s employer. In addition, we provide our PPO members with access to a larger network of providers than our HMO. In contrast to our HMO product, we do not require our PPO members to select a primary care physician or to obtain a referral to utilize in-network specialists. We also provide coverage for PPO members who access providers outside of the network. Out-of-network benefits are generally subject to a higher deductible and coinsurance. We also offer national in-network coverage to our PPO members through the BlueCard program. As a PPO under the Medicare Advantage program, effective January 1, 2005 we launched Medicare Optimo, our PPO Medicare Advantage policy, under which we provide extended health coverage to Medicare beneficiaries.
BlueCard. For our members who purchase our PPO and some of our Medicare Advantage products, we offer the BlueCard program. The BlueCard program offers these members in-network benefits through the networks of the other Blue Cross Blue Shield plans in the continental United States and certain U.S. territories. In addition, the BlueCard program offers our PPO members in-network coverage in over 50 countries through Europe and Latin America. We believe that the national and international coverage provided through this program allows us to compete effectively with large national insurers.
Prescription Drug Benefit Plans. Every Medicare beneficiary must be given the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government. We are required to offer a Medicare Part D prescription drug plan to our enrollees in every area in which we operate. We offer prescription drug benefits under Medicare Part D pursuant to our Medicare Advantage plans as well as on a stand-alone basis. Our PDP stand-alone product, called FarmaMed, was launched in 2006. In May 2005, we launched the Drug Discount Card for local government employees and individuals. As of December 31, 2006, we had enrolled approximately 17,000 members in this program. We plan to extend the program to members in group plans without drug coverage during 2007.
Government Services We serve as fiscal intermediary for the Medicare Part B program in Puerto Rico and the U.S. Virgin Islands, for which we receive reimbursement of all direct costs and allocated overhead expenses, based on an approved budget by the Centers for Medicare and Medicaid Services (CMS). This program is subject to change. See “Regulation — Fiscal Intermediary” included in this Item.
Administrative Services Only In addition to our fully insured plans, we also offer our PPO products on a self-funded or ASO basis, under which we provide claims processing and other administrative services to employers. Employers choosing to purchase our products on an ASO basis fund their own claims but their employees are able to access our provider network at our negotiated discounted rates. We administer the payment of claims to the providers but we do not bear any insurance risk in connection with claims costs because we are reimbursed in full by the employer. For certain self-funded plans, we provide stop loss insurance pursuant to which we assume some of the medical risk for a premium. The administrative fee charged to self-funded groups is generally based on the size of the group and the scope of services provided.
Life Insurance
We offer a wide variety of life, accident and health and annuity products to all markets in Puerto Rico. Among these are group life and life individual insurance products. Life insurance premiums represented 5.7%, 1.2% and 1.3% of our consolidated premiums earned, net for the years ended December 31, 2006, 2005 and 2004. GA Life markets in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer and dreaded diseases, credit and pre-need life products are marketed through independent agents. We are the only company in Puerto Rico that offers guaranteed issue, funeral and cancer policies directly to people in their homes in the lower and middle income market segments. We also market our group life coverage through our managed care subsidiary’s network of exclusive agents.
Property and Casualty Insurance
We offer a wide range of property and casualty insurance products. Property and casualty insurance premiums represented 5.9%, 6.3% and 6.6% of our consolidated premiums earned, net for the years ended December 31, 2006, 2005 and 2004. Our predominant lines of business are commercial multiple peril, commercial property mono-line policies, auto physical damage, auto liability and dwelling insurance. The segment’s commercial lines target small to medium size accounts. We generate a majority of our dwelling business through our strong relationships with financial institutions. In the first half of 2007, we intend to expand our auto insurance business, which will write personal auto policies at preferred rates.
Due to our geographical location, property and casualty insurance operations in Puerto Rico are subject to natural catastrophic activity, in particular hurricanes and earthquakes. As a result, local insurers, including us, rely on the international reinsurance market. The property and casualty insurance market has been affected by increased costs of reinsurance during the last year due to severe catastrophic losses in 2005, which are also expected to cause reinsurance costs to continue to increase in the near future.
We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe. Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound. Although these reinsurance arrangements do not relieve us of our direct obligations to our insureds, we believe that the risk of our reinsurers not paying balances due to us is low.
Marketing and Distribution
Our marketing activities concentrate on promoting our strong brand, quality care, customer service efforts, size and quality of provider networks, flexibility of plan designs, financial strength and breadth of product offerings. We distribute our products through several different channels, including our salaried and commission-based internal sales force, direct mail, independent brokers and agents and telemarketing staff. We also use our website to market our products.

Branding and Marketing
Our branding and marketing efforts include “brand advertising”, which focuses on the Triple-S name and the Blue Shield mark, “acquisition marketing”, which focuses on attracting new customers, and “institutional advertising”, which focuses on our overall corporate image. We believe that the strongest element of our brand identity is the “Triple-S” name. We seek to leverage what we believe to be the high name recognition and comfort level that many existing and potential customers associate with this brand. Acquisition marketing consists of business-to-business marketing efforts which are used to generate leads for brokers and our sales force as well as direct-to-consumer marketing which is used to add new customers to our direct pay businesses. Institutional advertising is used to promote key corporate interests and overall company image. We believe these efforts support and further our competitive brand advantage. We will continue to utilize the Triple-S name and the Blue Shield mark for all managed care products and services in Puerto Rico.
Distribution
Managed Care Segment. We rely principally on our internal sales force and a network of independent brokers and agents to market our products. Individual policies and Medicare Advantage products are sold entirely through independent agents who exclusively sell our individual products, and group products are sold through our 70 person internal sales force as well as our approximately 200 independent brokers and agents. We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned. In the Reform sector, those notified by the government of Puerto Rico that they are eligible to participate in the Reform may enroll in the program at our branch offices.
Strong competition exists among managed care companies for brokers and agents with demonstrated ability to secure new business and maintain existing accounts. The basis of competition for the services of such brokers and agents are commission structure, support services, reputation and prior relationships, the ability to retain clients and the quality of products. We pay commissions on a monthly basis based on premiums paid. We believe that we have good relationships with our brokers and agents, and that our products, support services and commission structure are highly competitive in the marketplace.
Life Insurance Segment. In our life insurance segment, we offer our insurance products through our own network of brokers and independent agents, as well as group life insurance coverage through our managed care network of agents. We place a majority of our premiums (52% in 2006) through direct selling to customers in their homes. As of December 31, 2006, GA Life employed over 500 full-time active agents and managers and utilized approximately 570 independent agents and brokers. We pay commissions on a monthly basis based on premiums paid. In addition, GA Life has over 200 agents that are licensed to sell certain of our managed care products.
Property and Casualty Insurance Segment. In our property and casualty insurance segment, business is exclusively subscribed through 20 general agencies, including our insurance agency, Signature Insurance Agency, Inc. (SIA), where business is placed by independent insurance agents and brokers. SIA placed approximately 52%, 52% and 53% of our property and casualty insurance subsidiary, Seguros Triple-S, Inc. (STS), total premium volume during the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, SIA was the third largest insurance agency in Puerto Rico in terms of premiums written. The general agencies contracted by our property and casualty insurance subsidiary remit premiums net of their respective commission.
Customers
Managed Care
We offer our products in the managed care segment to four distinct market sectors in Puerto Rico. The following table sets forth enrollment information with respect to each sector at December 31, 2006:

	Enrollment at	Percentage of Total
Market Sector	December 31, 2006	Enrollment

Commercial	580,850	59.3
Reform	357,515	36.5
Medicare Advantage	27,078	2.8
Stand-Alone Prescription Drug Plan	14,063	1.4

Total	979,506	100.0

Commercial Sector
The commercial accounts sector includes corporate accounts, individual accounts, Medicare Supplement, Federal government employees and local government employees.
Corporate Accounts. Corporate accounts consist of small (2 to 50 employees) and large employers (over 50 employees). Employer groups may choose various funding options ranging from fully insured to self-funded financial arrangements or a combination of both. While self-funded clients participate in our managed care networks, the clients bear the claims risk.
Federal Government Employees. For more than 40 years, we have maintained our leadership in the provision of managed care to federal government employees in Puerto Rico. We provide our services to federal employees in Puerto Rico under the Federal Employees Health Benefits Program pursuant to a direct contract with the United States Office of Personnel Management (OPM). We are one of two companies in Puerto Rico that has such a contract with OPM. Every year, OPM allows other insurance companies to compete for this segment, provided such companies comply with the applicable requirements for service providers. This contract is subject to termination in the event of noncompliance not corrected to the satisfaction of OPM.
Individual Accounts. We provide managed care services to individuals and their dependent family members who contract these services directly with us though our network of independent brokers. We provide individual and family contracts. We assume the risk of both medical and administrative costs in return for a monthly premium.
Local Government Employees. We provide managed care services to the local government employees of Puerto Rico through a government-sponsored program whereby the health plan assumes the risk of both medical and administrative costs for its members in return for a monthly premium. The government qualifies on an annual basis the managed care companies that participate in this program and sets the coverage, including benefits, co-payments and amount to be contributed by the government. Employees then select from one of the authorized companies and pays for the difference between the premium of the selected carrier and the amount contributed by the government.
Medicare Supplement. We offer Medicare Supplement products, which provide supplemental coverage for many of the medical expenses that the basic Medicare program does not cover, such as deductibles, coinsurance and specified losses that exceed the Federal program’s maximum benefits.
Reform Sector
In 1994, the government of Puerto Rico privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population. The government divided Puerto Rico into geographical areas and by December 31, 2001, the Reform had been fully implemented in each of these areas. Each geographical area is awarded to a managed care company doing business in Puerto Rico through a competitive bid process. As of December 31, 2006, the Reform provided healthcare coverage to over 1.5 million people. Mental health and drug abuse benefits are currently offered to Reform beneficiaries by behavioral healthcare companies and are therefore not part of the benefits covered by us.
The Reform program is similar to the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state. The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.
The government has adopted several measures to control the increase of Reform expenditures, which represented approximately 15.0% of total government expenditures during its fiscal year ended June 30, 2006, including closer and continuous scrutiny of participants’ (members’) eligibility, decreasing the number of areas in order to take advantage of economies of scale and establishing disease management programs. In addition, the government of Puerto Rico began a pilot project in 2003 in one of the eight geographical areas under which it contracted services on an ASO basis instead of contracting on a fully insured basis. This project was subsequently extended to the Metro-North region, which was served by us until October 31, 2006. All other areas that we currently serve remain with the fully-insured model however; there can be no assurance that the government will not implement such a program in the future. If it is adopted in any areas served by us during the contract period, we would not generate premiums in the Reform business but instead administrative service fees. On the other hand, the government has expressed its intention to evaluate different alternatives of providing health services to Reform beneficiaries.
The government of Puerto Rico has also implemented a plan to allow dual-eligibles enrolled in the Reform to move from the Reform program to a Medicare Advantage plan under which the government, rather than the insured, will assume all of the premiums for additional benefits not included in traditional Medicare programs, such as the deductibles and co-payments of prescription drug benefits. All qualified Reform participants began moving to the government-sponsored plan in January 2006, and approximately 61,000 of such participants did so in the year ended December 31, 2006.
We provide managed care services to Reform members in the North and Southwest regions. We have participated in the Reform program since 1995. The premium rates for each Reform contract are negotiated annually. The contracts include a provision, however, that if the net income for any given contract year, as defined therein, resulting from the provision of services there under exceeds 2.5% of earned premiums, the insurance company is required to return 75.0% of the excess to the government. If the contract renewal process is not completed by a contract’s expiration date, the contract may be extended by the government, upon acceptance by us, for any subsequent period of time if deemed to be in the best interests of the beneficiaries and the government. The terms of a contract, including premiums, can be renegotiated if the term of the contract is extended. Each contract is subject to termination in the event of non-compliance by the insurance company not corrected or cured to the satisfaction of the government entity overseeing the Reform, or in the event that the government determines that there is an insufficiency of funds to finance the Reform. For additional information please see Item 1A “Risk Factors — We are dependent on a small number of government contracts to generate a significant amount of our revenues”.
Medicare Advantage Sector
Medicare is a federal program administered by CMS that provides a variety of hospital and medical insurance benefits to eligible persons aged 65 and over as well as to certain other qualified persons. Medicare, with the approval of the Medicare Reform Act, started promoting a managed care organizations (MCOs) sponsored Medicare product that offers benefits similar or better than the traditional Medicare product, but where the risk is assumed by the MCOs. This is called Medicare Advantage. We entered into the Medicare Advantage market in 2005 and have contracts with CMS to provide extended Medicare coverage to Medicare beneficiaries under our Medicare Optimo, Medicare Selecto and Medicare Platino policies. Under these annual contracts, CMS pays us a set premium rate based on membership that is adjusted for demographic factors and health status. In addition, for certain of our Medicare Advantage products the member will also pay an additional premium for additional benefits.
Stand-Alone Prescription Drug Plan Sector
Every Medicare beneficiary must be given the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government. We are required to offer a Medicare Part D prescription drug plan to our enrollees in every area in which we operate. We offer prescription drug benefits under Medicare Part D pursuant to our Medicare Advantage plans as well as on a stand-alone basis. Our stand-alone prescription drug plan, called FarmaMed, was launched in 2006.
Life Insurance
Our life insurance customers consist primarily of individuals, which hold approximately 320,000 policies, and insure approximately 1,600 groups.
Property and Casualty Insurance
Our property and casualty insurance segment targets small to medium size accounts with low to average exposures to catastrophic losses. Our dwelling insurance line of business aims for rate stability and seeks accounts with a very low exposure to catastrophic losses. Our auto physical damage and auto liability customer bases consist primarily of commercial accounts.
Provider Arrangements
Approximately 98% of member services are provided through one of our contracted provider networks and the remaining 2% of member services are provided by out-of-network providers. Our relationships with managed care providers, physicians, hospitals, other facilities and ancillary managed care providers are guided by standards established by applicable regulatory authorities for network development, reimbursement and contract methodologies. As of December 31, 2006, we had provider contracts with 4,285 primary care physicians, 2,992 specialists and 63 hospitals.
It is generally our philosophy not to delegate full financial responsibility to our managed care providers in the form of capitation-based reimbursement. For certain ancillary services, such as behavioral health services, and primary services in the Reform business and Medicare Optimo product, we generally enter into capitation arrangements with entities that offer broad based services through their own contracts with providers. We attempt to provide market-based reimbursement along industry standards. We seek to ensure that providers in our networks are paid in a timely manner, and we provide means and procedures for claims adjustments and dispute resolution. We also provide a dedicated service center for our providers. We seek to maintain broad provider networks to ensure member choice while implementing effective management programs designed to improve the quality of care received by our members.

We promote the use of electronic claims billing to our providers. Approximately 90% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or the rate at which a claim is approved for payment after the first time it is processed by our system without human intervention, for physician claims has averaged 93% for the last two years.
In the Reform sector, we have a network of Independent Practice Associations (IPAs) which provide managed care services to our Reform beneficiaries in exchange for a capitation fee. The IPA assumes the costs of certain primary care services provided and referred by its primary care physicians (PCPs), including procedures and in-patient services not related to risks assumed by us. We retain the risk associated with services provided to beneficiaries under this arrangement, such as: neonatal, obstetrical, AIDS, cancer, cardiovascular and dental services, among others.
We believe that physicians and other providers primarily consider member volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities along with the “non-hassle” factor or reduction of non-value added administrative tasks when deciding whether to contract with a managed care plan. As a result of our established position in the Puerto Rican market, the strength of the Triple-S name and our association with the Blue Cross Blue Shield Association, we believe we have strong relationships with hospital and provider networks leading to a strong competitive position in terms of hospital count, number of providers and number of in-network specialists.
Hospitals. We generally contract for hospital services to be paid on an all-inclusive per diem basis, which includes all services necessary during a hospital stay. Negotiated rates vary among hospitals based on the complexity of services provided. We annually evaluate these rates and revise them, if appropriate.
Physicians. Fee-for-service is our predominant reimbursement methodology for physicians, except for the Reform sector. Our physician rate schedules applicable to services provided by in-network physicians are pegged to a resource-based relative value system fee schedule and then adjusted for competitive rates in the market. This structure is similar to reimbursement methodologies developed and used by the federal Medicare system and other major payers. Payments to physicians under the Medicare Advantage program are based on Medicare fees. In the Reform sector, we make payments to certain of our providers in the form of capitation-based reimbursement.
Services are provided to our members through our network providers with whom we contract directly. Members seeking medical treatment outside of Puerto Rico are served by providers in these areas through the BlueCard program, a third-party national provider network.
Subcontracting. We subcontract our triage call center, utilization management and disease management, mental and substance abuse health services for federal government employees and other large ASO accounts, and pharmacy benefits management services through contracts with third parties.
In addition, we contract with a number of other ancillary service providers, including laboratory service providers, home health agency providers and intermediate and long-term care providers, to provide access to a wide range of services. These providers are normally paid on either a fee schedule or fixed per day or per case basis.
Competition
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
Managed Care
The managed care industry is highly competitive, both nationally and in Puerto Rico. Competition continues to be intense due to aggressive marketing, business consolidations, a proliferation of new products and increased quality awareness and price sensitivity among customers. Industry participants compete for customers based on the ability to provide a total value proposition which we believe includes quality of service and flexibility of benefit designs, access to and quality of provider networks, brand recognition and reputation, price and financial stability.
We believe that our competitive strengths, including our leading presence in Puerto Rico, our Blue Shield license, the size and quality of our provider network, the broad range of our product offerings, our strong complementary businesses and our experienced management team, position us well to satisfy these competitive requirements.
Competitors in the managed care segment include national and local managed care plans. We currently have approximately 980,000 members enrolled in our managed care segment at December 31, 2006, representing approximately 25% of the population of Puerto Rico. Our market share in terms of premiums written in Puerto Rico was estimated at approximately 26% for the year ended December 31, 2006. We offer a variety of managed care products, and are the leader by market share in almost every sector, as measured by the share of premiums written. Our nearest competitor is Medical Card Systems Inc., which had a market share of approximately 17% as of December 31, 2006. Our other largest competitors in the managed care segment are Aveta Inc. (or MMM Healthcare) and Humana Inc.
Life Insurance
As a result of the GA Life acquisition, we are the leading provider of life insurance products in Puerto Rico. In the life insurance segment, we are the only life insurance company that distributes our products through home service. However, we face competition in each of our product lines, in particular from Cooperativa de Seguros de Vida de Puerto Rico and National Life Insurance Company. In the ordinary life sector, our main competitors are National Life Insurance Company and Americo Financial Life and Annuity Insurance Company. In group life insurance, our main competitors are Hartford Life, Inc., Universal Life Insurance Company and Metropolitan Life Insurance Company. In the cancer sector, our main competitors are National Life Insurance Company, Trans-Oceanic Life Insurance Company, Universal Life Insurance Company and American Family Insurance.
Property & Casualty Insurance
The property and casualty insurance market in Puerto Rico is extremely competitive. In addition, soft market conditions prevailed during 2006 in Puerto Rico. In the local market, such conditions mostly affected commercial risks, precluding rate increases and even provoking lower premiums on both renewals and new business. Property and casualty insurance companies tend to compete for the same accounts through more favorable price and/or policy terms and better quality of services. We compete by reasonably pricing our products and providing efficient services to producers, agents and clients. We believe that our knowledgeable, experienced personnel are also an incentive for our customers to conduct business with us.
In 2006, we rank among the top five largest companies in the property and casualty insurance market in Puerto Rico, as measured by direct premiums, with a market share of approximately 8.5%. Our nearest competitors in the property and casualty insurance market in Puerto Rico in 2006 were National Insurance Company and Integrand Assurance Company. The market leaders in the property and casualty insurance market in Puerto Rico in 2006 were Universal Insurance Group, Cooperativa de Seguros Múltiples de Puerto Rico and MAPFRE Corporation.
Blue Shield License
We have the exclusive right to use the Blue Shield name and mark for the sale, marketing and administration of managed care plans and related services in Puerto Rico. We believe that the Blue Shield name and mark are valuable brands of our products and services in the marketplace. The license agreements, which have a perpetual term (but which are subject to termination under circumstances described below), contain certain requirements and restrictions regarding our operations and our use of the Blue Shield name and mark. See Item 1A — Risk Factors — The termination or modification of our license agreements to use the Blue Shield name and mark could have an adverse effect on our business, financial condition and results of operations”.
Events which could result in termination of our license agreements include, but are not limited to:
•	failure to maintain our total adjusted capital at 200% of Health Risk-Based Capital Authorized Control Level, as defined by the National Association of Insurance Commissioners (NAIC) Risk Based Capital (RBC) model act;

•	failure to maintain liquidity of greater than one month of underwritten claims and administrative expenses, as defined by the Blue Cross Blue Shield Association, for two consecutive quarters;

•	failure to satisfy state-mandated statutory net worth requirements;

•	impending financial insolvency; and

•	a change of control not otherwise approved by the Blue Cross Blue Shield Association or a violation of the Blue Cross Blue Shield Association voting and ownership limitations on our capital stock.
The Blue Cross Blue Shield Association license agreements and membership standards specifically permit a licensee to operate as a for-profit, publicly-traded stock company, subject to certain governance and ownership requirements.
Pursuant to the rules and license standards of the Blue Cross Blue Shield Association, we guarantee our subsidiaries’ contractual and financial obligations to their respective customers. In addition, pursuant to the rules and license standards of the Blue Cross Blue Shield Association, we have agreed to indemnify the Blue Cross Blue Shield Association against any claims asserted against it resulting from our contractual and financial obligations.
Each license requires an annual fee to be paid to the Blue Cross Blue Shield Association. The fee is determined based on a per-contract charge from products using the Blue Shield name and mark. During the years ended December 31,

2006 and, 2005, we paid fees to the Blue Cross Blue Shield Association in the amount of $964,956 and $791,587, respectively. The Blue Cross Blue Shield Association is a national trade association of 39 Blue Cross Blue Shield licensees (also known as “Member Plans”), the primary function of which is to promote and preserve the integrity of the Blue Cross Blue Shield names and marks, as well as to provide certain coordination among the Member Plans. Each Blue Cross Blue Shield Member Plan is an independent legal organization and is not responsible for obligations of other Blue Cross Blue Shield Association Member Plans. With a few limited exceptions, we have no right to market products and services using the Blue Shield names and marks outside our Blue Shield licensed territory.
BlueCard. Under the rules and license standards of the Blue Cross Blue Shield Association, other Blue Cross Blue Shield Plans must make available their provider networks to members of the BlueCard Program in a manner and scope as consistent as possible to what such member would be entitled to in his or her home region. Specifically, the Host Plan (located where the member receives the service) must pass on discounts to BlueCard members from other Plans that are at least as great as the discounts that the providers give to the Host Plan’s local members. The Blue Cross Blue Shield Association requires us to pay fees to any Host Blue Cross Blue Shield Plan whose providers submit claims for health care services rendered to our members who receive care in their service area. Similarly, we are paid fees for submitting claims and providing other services to members of other Blue Cross Blue Shield Plans who receive care in our service area.
Regulation
The operations of our managed care business are subject to comprehensive and detailed regulation in Puerto Rico, as well as U.S. Federal regulation. Supervisory agencies include the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance), the Health Department of the Commonwealth of Puerto Rico and the Administration for Health Insurance of the Commonwealth of Puerto Rico (ASES, for its Spanish acronym), which administers the Reform Program for the Commonwealth of Puerto Rico. Federal regulatory agencies that oversee our operations include CMS, the Office of the Inspector General of the U.S. Department of Health and Human Services, the Office of Civil Rights, the U.S. Department of Justice, and the Office of Personnel Management. These government agencies have the right to:
•	grant, suspend and revoke licenses to transact business;

•	regulate many aspects of the products and services we offer;

•	assess fines, penalties and/or sanctions;

•	monitor our solvency and adequacy of our financial reserves; and

•	regulate our investment activities on the basis of quality, diversification and other quantitative criteria, within the parameters of a list of permitted investments set forth in applicable insurance laws and regulations.
Our operations and accounts are subject to examination and audits at regular intervals by these agencies. In addition, the U.S Federal and local governments continue to consider and enact many legislative and regulatory proposals that have impacted, or would materially impact, various aspects of the health care system. Some of the more significant current issues that may affect our managed care business include:
•	initiatives to increase healthcare regulation, including efforts to expand the tort liability of health plans;

•	local government plans and initiatives;

•	Medicare reform legislation; and

•	Increase government concerns regarding fraud and abuse.
The U.S. Congress is continuing to develop legislation efforts directed toward patient protection, including proposed laws that could expose insurance companies to economic damages, and in some cases punitive damages, for making a determination denying benefits or for delaying members’ receipt of benefits as well as for other coverage determinations. Similar legislation has been proposed in Puerto Rico. Given the political process, it is not possible to determine whether any federal and/or local legislation or regulation will be enacted in 2007 or what form any such legislation might take. Other legislative or regulatory changes that may affect us are described below. While certain of these measures could adversely affect us, at this time we cannot predict the extent of this impact.

The Federal government and the government of Puerto Rico, including the Commissioner of Insurance, have adopted laws and regulations that govern our business activities in various ways. These laws and regulations may restrict how we conduct our business and may result in additional burdens and costs to us. Areas of governmental regulation include:
•	licensure;

•	policy forms, including plan design and disclosures;

•	premium rates and rating methodologies;

•	underwriting rules and procedures;

•	benefit mandates;

•	eligibility requirements;

•	security of electronically transmitted individually identifiable health information;

•	geographic service areas;

•	market conduct;

•	utilization review;

•	payment of claims, including timeliness and accuracy of payment;

•	special rules in contracts to administer government programs;

•	transactions with affiliated entities;

•	limitations on the ability to pay dividends;

•	rates of payment to providers of care;

•	transactions resulting in a change of control;

•	member rights and responsibilities;

•	fraud and abuse;

•	sales and marketing activities;

•	quality assurance procedures;

•	privacy of medical and other information and permitted disclosures;

•	rates of payment to providers of care;

•	surcharges on payments to providers;

•	provider contract forms;

•	delegation of financial risk and other financial arrangements in rates paid to providers of care;

•	agent licensing;

•	financial condition (including reserves);

•	reinsurance;

•	issuance of new shares of capital stock;

•	corporate governance; and

•	permissible investments.
These laws and regulations are subject to amendments and changing interpretations in each jurisdiction. Failure to comply with existing or future laws and regulations could materially and adversely affect our operations, financial condition and prospects.
Puerto Rico Insurance Laws
Our insurance subsidiaries are subject to the regulations and supervision of the Commissioner of Insurance. The regulations and supervision of the Commissioner of Insurance consist primarily of the approval of certain policy forms, the standards of solvency that must be met and maintained by insurers and their agents, and the nature of and limitations on investments, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations and the form and content of reports of financial condition required to be filed, among others. In general, such regulations are for the protection of policyholders rather than security holders.
Puerto Rico insurance laws prohibit any person from offering to purchase or sell voting stock of an insurance company with capital contributed by stockholders (a stock insurer) which constitutes 10% or more of the total issued and outstanding stock of such company or of the total issued and outstanding stock of a company that controls an insurance company, without the prior approval of the Commissioner of Insurance. The proposed purchaser or seller must disclose any changes proposed to be made to the administration of the insurance company and provide the Commissioner of Insurance with any information reasonably requested. The Commissioner of Insurance must make a determination within 30 days of the later of receipt of the petition or of additional information requested. The determination of the Commissioner of Insurance will be based on its evaluation of the transaction’s effect on the public, having regard to the experience and moral and financial responsibility of the proposed purchaser, whether such responsibility of the proposed purchaser will affect the effectiveness of the insurance company’s operations and whether the change of control could jeopardize the interests of insureds, claimants or the company’s other stockholders. Our Articles of Incorporation prohibit any institutional investor from owning 10% or more of our voting power, any person that is not an institutional investor from owning 5% or more of our voting power, and any person from beneficially owning shares of our common stock or other equity securities, or a combination thereof, representing a 20% or more ownership interest in us. To the extent that a person, including an institutional investor, acquires shares in excess of these limits, our articles provide that we will have the power to take certain actions, including refusing to give effect to a transfer or instituting proceedings to enjoin or rescind a transfer, in order to avoid a violation of the ownership limitation in the articles.

Page13

Puerto Rico insurance laws also require that stock insurers obtain the Commissioner of Insurance’s approval prior to any merger or consolidation. The Commissioner of Insurance cannot approve any such transaction unless it determines that such transaction is just, equitable, consistent with the law and no reasonable objection exists. The merger or consolidation must then be authorized by a duly approved resolution of the board of directors and ratified by the affirmative vote of two-thirds of all issued and outstanding shares of capital stock with the right to vote thereon. The reinsurance of all or substantially all of the insurance of an insurance company by another insurance company is also deemed to be a merger or consolidation.
Puerto Rico insurance laws further prohibit insurance companies and insurance holding companies, among other entities, from soliciting or receiving funds in exchange for any new issuance of its securities, other than through a stock dividend, unless the Commissioner of Insurance has granted a solicitation permit in respect of such transaction. The Commissioner of Insurance will issue the permit unless it finds that the funds proposed to be secured are excessive for the purpose intended, the proposed securities and their distribution would be inequitable, or the issuance of the securities would jeopardize the interests of policyholders or securityholders.
Puerto Rico insurance laws also limit insurance companies’ ability to reinsure risk. Insurance companies can only accept reinsurance in respect of the types of insurance which they are authorized to transact directly. Also, except for life and disability insurance, insurance companies cannot accept any reinsurance in respect of any risk resident, located, or to be performed in Puerto Rico which was insured as direct insurance by an insurance company not then authorized to transact such insurance in Puerto Rico. As a result, insurance companies can only reinsure their risks with insurance companies in Puerto Rico authorized to transact the same type of insurance or with a foreign insurance company that has been approved by the Commissioner of Insurance. Insurance companies cannot reinsure 75% or more of their direct risk with respect to any type of insurance without first obtaining the approval of the Commissioner of Insurance.
Capital and Reserve Requirements
In addition to the capital and reserve requirements set forth below, the Commissioner of Insurance requires our managed care subsidiary to maintain minimum capital of $1.0 million, our life insurance subsidiary to maintain minimum capital of $2.5 million and our property and casualty insurance subsidiary to maintain minimum capital of $3.0 million. In addition, our managed care subsidiary is subject to the capital and surplus licensure requirements of the BCBSA.
The capital and surplus requirements of the BCBSA are based on the National Association of Insurance Commissioners’ (NAIC) RBC Model Act. These capital and surplus requirements are intended to assess capital adequacy taking into account the risk characteristics of an insurer’s investments and products. The RBC Model Act set forth the formula for calculating the risk-based capital requirements, which are designed to take into account risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business.
We and our insurance subsidiaries currently meet the minimum capital requirements of the Commissioner of Insurance and the BCBSA, as applicable. Regulation of financial reserves for insurance companies and their holding companies is a frequent topic of legislative and regulatory scrutiny and proposals for change. It is possible that the method of measuring the adequacy of our financial reserves could change and that could affect our financial condition.
Natural disasters have affected Puerto Rico greatly over the past 10 years and have prompted the local government to mandate property and casualty insurance reserves. In addition to its catastrophic reinsurance coverage, we are required by local regulatory authorities to establish and maintain a trust fund (the Trust) to protect us from our dual exposure to hurricanes and earthquakes. The Trust is intended to be used as our first layer of catastrophe protection whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance. Contributions to the Trust are determined by a rate (1% in 2006 and 2005), imposed by the Commissioner of Insurance on the catastrophe premiums written in that year. As of December 31, 2006 and 2005, we had $27.1 million and $25.1 million, respectively, invested in securities deposited in the Trust. The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance. For additional details see note 19 of the audited consolidated financial statements.
Federal Regulation
The Medicare Program and Medicare Advantage
Medicare is the health insurance program for retired United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by CMS.
The Medicare program, created in 1965, offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B. In general, Medicare Part A covers hospital care and some nursing home, hospice and home care. Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for significant deductibles and co-payments. All United States citizens eligible for Medicare are automatically enrolled in

Page14

Medicare Part A when they turn 65. Enrollment in Medicare Part B is voluntary. In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and some other preventive tests and services. Beneficiaries that enroll in Medicare Part B pay a monthly premium that is usually withheld from their Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied a $125 deductible. To fill the gaps in traditional fee-for-service Medicare coverage, individuals often purchase Medicare supplement products, commonly known as “Medigap”, to cover deductibles, co-payments, and coinsurance.
Initially, Medicare was offered only on a fee-for-service basis. Under the Medicare fee-for-service payment system, an individual can choose any licensed physician and use the services of any hospital, healthcare provider, or facility certified by Medicare. CMS reimburses providers if Medicare covers the service and CMS considers it “medically necessary”. There is currently no fee-for-service coverage for certain preventive services, including annual physicals and well visits, eyeglasses, hearing aids, dentures and most dental services.
As an alternative to the traditional fee-for-service Medicare program, in geographic areas where a managed care plan has contracted with CMS pursuant to the Medicare Advantage program, Medicare beneficiaries may choose to receive benefits from a managed care plan. The current Medicare managed care program was established in 1997 when Congress created a Medicare Part C, formerly known as Medicare+Choice and now known as Medicare Advantage. Pursuant to Medicare Part C, Medicare Advantage plans contract with CMS to provide benefits at least comparable to those offered under the traditional fee-for-service Medicare program in exchange for a fixed monthly premium payment per member from CMS. The monthly premium varies based on the county in which the member resides, as adjusted to reflect the member’s demographics and the plans’ risk scores. Individuals who elect to participate in the Medicare Advantage program often receive greater benefits than traditional fee-for-service Medicare beneficiaries including, in some Medicare Advantage plans including ours, additional preventive services, and dental and vision benefits. Medicare Advantage plans typically have lower deductibles and co-payments than traditional fee-for-service Medicare, and plan members do not need to purchase supplemental Medigap policies. In exchange for these enhanced benefits, members are generally required to use only the services and provider network provided by the Medicare Advantage plan. Most Medicare Advantage plans have no additional premiums. In some geographic areas, however, and for plans with open access to providers, members may be required to pay a monthly premium.
Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members. One of CMS’s primary directives in establishing the Medicare+Choice program was to make it more attractive to managed care plans to enroll members with higher intensity illnesses. To accomplish this, CMS implemented a risk adjustment payment system for Medicare health plans pursuant to the Balanced Budget Act of 1997, or BBA. This payment system was further modified pursuant to the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000, or BIPA. CMS is phasing in this risk adjustment payment methodology with a model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies capture, collect and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. Under this system, the risk adjusted portion of the total CMS payment to the Medicare Advantage plans will equal the local rate set forth in the traditional demographic rate book, adjusted to reflect the plan’s average gender, age, and disability demographics. During 2003, risk adjusted payments accounted for only 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional demographic rate book. The portion of risk adjusted payments was increased to 30% in 2004, 50%, in 2005 and 75% in 2006, and will increase to 100% in 2007.
The 2003 Medicare Modernization Act
Overview. In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act, which is known as the Medicare Modernization Act, or MMA. The MMA increased the amounts payable to Medicare Advantage plans such as ours, expanded Medicare beneficiary healthcare options by, among other things, creating a transitional temporary prescription drug discount card program for 2004 and 2005 and added a Medicare Part D prescription drug benefit beginning in 2006, as further described below.
One of the goals of the MMA was to reduce the costs of the Medicare program by increasing participation in the Medicare Advantage program. Effective January 1, 2004, the MMA adjusted Medicare Advantage statutory payment rates to 100% of Medicare’s expected cost per beneficiary under the traditional fee-for-service program. Generally, this adjustment resulted in an increase in payments per member to Medicare Advantage plans. Medicare Advantage plans are required to use these increased payments to improve the healthcare benefits that are offered, to reduce premiums or to strengthen provider networks. The reforms proposed by the MMA, including in particular the increased reimbursement rates to Medicare Advantage plans, have allowed and will continue to allow Medicare Advantage plans to offer more comprehensive and attractive benefits, including better preventive care and dental and vision benefits, while also reducing out-of-pocket expenses for beneficiaries.

Page15

Prescription Drug Benefit. As part of the MMA, every Medicare recipient is able to select a prescription drug plan through Medicare Part D. Medicare Part D replaced the Medicaid Prescription Drug Coverage for beneficiaries eligible for participation under both the Medicare and Medicaid programs, or dual-eligibles. The Medicare Part D prescription drug benefit is largely subsidized by the federal government and is additionally supported by risk-sharing with the federal government through risk corridors designed to limit the profits or losses of the drug plans and reinsurance for catastrophic drug costs, as described below. The government subsidy is based on the national weighted average monthly bid for this coverage, adjusted for member demographics and risk factor payments. The beneficiary will be responsible for the difference between the government subsidy and his or her plan’s bid, together with the amount of his or her plan’s supplemental premium (before rebate allocations), subject to the co-pays, deductibles and late enrollment penalties, if applicable, described below. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.
The Medicare Part D benefits are available to Medicare Advantage plan enrollees as well as Medicare fee-for-service enrollees. Medicare Advantage plan enrollees who elect to participate may pay a monthly premium for this Medicare Part D prescription drug benefit, or MA-PD, while fee-for-service beneficiaries will be able to purchase a stand-alone prescription drug plan, or PDP, from a list of CMS-approved PDPs available in their area. Any Medicare Advantage Member enrolling in a stand-alone PDP, however, will automatically be disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare. Under the standard Part D drug coverage for 2006, beneficiaries enrolled in a stand-alone PDP will pay a $250 deductible, co-insurance payments equal to 25% of the drug costs between $250 and the initial annual coverage limit of $2,250 and all drug costs between $2,250 and $5,100, which is commonly referred to as the Part D “doughnut hole”. After the beneficiary has incurred $3,600 in out-of-pocket drug expenses, the MMA provides catastrophic stop loss coverage that will cover approximately 95% of the beneficiaries’ remaining out-of-pocket drug costs for that year. MA-PDs are not required to mirror these limits, but are required to provide, at a minimum, coverage that is actuarially equivalent to the standard drug coverage delineated in the MMA. The deductible, co-pay and coverage amounts will be adjusted by CMS on an annual basis. Each Medicare Advantage plan will be required to offer a Part D drug prescription plan as part of its benefits. We currently offer prescription drug benefits through our Medicare Advantage plans and also offer a stand-alone PDP.
Dual-Eligible Beneficiaries. A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Reform, because of economic status. Health plans that serve dual-eligible beneficiaries receive a higher premium from CMS and the government of Puerto Rico for dual-eligible members. Currently, CMS pays an additional premium, generally ranging from 30% to 45% more per member per month, for a dually-eligible beneficiary. This additional premium is based upon the estimated incremental cost CMS incurs, on average, to care for dual-eligible beneficiaries. The government of Puerto Rico has implemented a plan to allow dual-eligibles enrolled in the Reform to move from the Reform program to a Medicare Advantage plan under which the government, rather than the insured, will assume all of the premiums for additional benefits not included in traditional Medicare programs, such as prescription drug benefits. All qualified Reform participants could begin moving to the government-sponsored plan beginning in January 2006, and as of December 31, 2006 approximately 61,000 such participants did so. By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dually-eligible members. The MMA provides subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Pursuant to the MMA, as of January 1, 2006 dual-eligible individuals receive their drug coverage from the Medicare program rather than the Reform program. Companies offering stand-alone PDPs with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region.
2006 Bidding Process. Although Medicare Advantage plans will continue to be paid on a capitated, or PMPM, basis, as of January 1, 2006 CMS uses a new rate calculation system for Medicare Advantage plans. The new system is based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on CMS’s estimated per beneficiary fee-for-service expenses, was relabeled as the “benchmark” amount, and local Medicare Advantage plans will annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. If the bid is less than the benchmark for that year, Medicare will pay the plan its bid amount, risk adjusted based on its risk scores, plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans will be required to use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PD and other supplemental benefits. CMS will have the right to audit the use of these proceeds. The remaining 25% of the excess amount will be retained in the statutory Medicare trust fund. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which is expected to make such plans less competitive.
Sales and Marketing. The marketing and sales activities of our insurance and managed care subsidiaries are closely regulated by CMS and ASES. For example, our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and they often impose other regulatory restrictions on our marketing activities.

Page16

Annual Enrollment and Lock-in. Prior to the MMA, Medicare beneficiaries were permitted to enroll in a Medicare managed care plan or change plans at any point during the year. As of January 1, 2006, Medicare beneficiaries have defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, stand-alone PDP, or traditional fee-for-service Medicare. The initial enrollment period for 2006 began November 15, 2005 and ended on May 15, 2006 for a MA-PD or stand-alone PDP. In addition, beneficiaries had an open election period from January 1, 2006 through June 30, 2006 in which they could make or change an equivalent election. In future years, the annual enrollment period for PDPs will be from November 15 through December 31 of each year, and enrollment in Medicare Advantage plans will occur from November 15 through March 31 of the subsequent year. Enrollment on or prior to December 31 will be effective as of January 1 of the following year and enrollment on or after January 1 and within the enrollment period will be effective as of the first day of the month following the date on which the enrollment occurred. After these defined enrollment periods end, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries and others who qualify for special needs plans and employer group retirees will be permitted to enroll in or change health plans during that plan year. Eligible beneficiaries who fail to timely enroll in a Part D plan will be subject to the penalties described above if they later decide to enroll in a Part D plan. The new annual “lock-in” created by the MMA will change the way we and other managed care companies market our services to and enroll Medicare beneficiaries in ways we cannot yet fully predict. The recently adopted Tax Relief and Health Care Act of 2006 allows Medicare beneficiaries to enroll throughout the year only in Medicare Advantage plans that do not offer Part D prescription drug coverage. In one of our products we do offer such coverage, thus in that particular product we can only enroll new Medicare Advantage members between November 15 and December 31 each year. We offer another product which does not offer the Part D prescription drug coverage and that is open for enrollment during the entire year. New eligibles can enroll at any time during the year at the date of eligibility. In addition, we can enroll MA members from other carriers through March 31st of the next calendar year. Dual-eligibles are allowed to enroll throughout the year.
Fiscal Intermediary. As set forth in the MMA, the Federal government, through the Centers for Medicare and Medicaid Services (CMS), will replace the current Title 18 fiscal intermediary (Fl) and carrier contracts with competitively procured contracts that conform to the Federal Acquisition Regulation under the new Medicare Administrative Contractor (MAC) contracting authority. CMS has six years, between 2006 and 2011, to complete the transition of Medicare fee-for-service claims processing activities from the FI’s and carriers to the MAC’s. We are currently engaged in the analysis and evaluation of this transition process and the effect that it may have on our existing organizational structure as a Medicare carrier.
Fraud and Abuse Laws. The federal anti-kickback provisions of the Social Security Act and its regulations prohibit the payment, solicitation, offering or receipt of any form of remuneration (including kickbacks, bribes, and rebates) in exchange for the referral of federal healthcare program patients or any item or service that is reimbursed by any federal health care program. In addition, the federal regulations include certain safe harbors that describe relationships that have been determined by CMS not to violate the federal anti-kickback laws. Relationships that do not fall within one of the enumerated safe harbors are not a per se violation of the law, but will be subject to enhanced scrutiny by regulatory authorities. Failure to comply with the anti-kickback provisions may result in civil damages and penalties, criminal sanctions, administrative remedies, such as exclusion from the applicable federal health care program.
Federal False Claims Act. Federal regulations also strictly prohibit the presentation of false claims or the submission of false information to the federal government. Under the federal False Claims Act, any person or entity that has knowingly presented or caused to be presented a false or fraudulent request for payment from the federal government or who has made a false statement or used a false record in the submission of a claim may be subject to treble damages and penalties of up to $11,000 per claim. The federal government has taken the position that claims presented in relationships that violate the anti-kickback statute may also be considered to be violations of the federal False Claims Act. Furthermore, the federal False Claims Act permits private citizen “whistleblowers” to bring actions on behalf of the federal government for violations of the Act and to share in the settlement or judgment that may result from the lawsuit.
HIPAA and Gramm-Leach-Bliley Act
The Health Insurance Portability and Accountability Act of 1996 (HIPAA) authorizes the U.S. Department of Health and Human Services (HHS) to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable health information. The regulations under the HIPAA Administrative Simplification section impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors. HIPAA Administrative Simplification section requirements apply to self-funded group plans, health insurers and HMOs, health care clearinghouses and health care providers who transmit health information electronically (“covered entities”). Regulations adopted to implement HIPAA Administrative Simplification also require that business associates acting for or on behalf of HIPAA-covered entities be contractually obligated to meet HIPAA standards. The regulations of the Administrative Simplification section establish significant criminal penalties and civil sanctions for noncompliance.

Page17

HHS has released rules mandating the use of new standard formats with respect to certain health care transactions (e.g. health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules requiring the use of standardized code sets and unique identifiers by employers and providers. Our managed care subsidiary was required to comply with the transactions and code set standards by October 16, 2003 and with the employer identifier rules by July 2004 and believes that it is in material compliance with all relevant requirements. Our managed care subsidiary is required to comply with provider identifier rules by May 2007 and currently expects to meet such deadline.
HHS also sets standards relating to the privacy of individually identifiable health information. In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held by health plans and other affected entities in any form, whether communicated electronically, on paper or orally, subject only to limited exceptions. In addition, the regulations provide patients new rights to understand and control how their health information is used. HHS has also published security regulations designed to protect member health information from unauthorized use or disclosure. Our managed care subsidiary is currently in material compliance with these security regulations.
Other federal legislation includes the Gramm-Leach-Bliley Act, which applies to financial institutions domiciled in Puerto Rico. The Gramm-Leach-Bliley Act generally placed restrictions on the disclosure of non-public information to non-affiliated third parties, and required financial institutions including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to “opt out” of certain disclosures. The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which has led to new competitors in the insurance and health benefits fields in Puerto Rico.
Employee Retirement Income Security Act of 1974
The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended, or ERISA, a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor, or DOL. ERISA regulates certain aspects of the relationships between us, the employers who maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, certain states require licensure or registration of companies providing third-party claims administration services for benefit plans. We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA. Plans subject to ERISA can also be subject to state laws and the question of whether ERISA preempts a state law has been, and will continue to be, interpreted by many courts.
Financial Information About Segments
Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in note 26 to the audited consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.
Trademarks
We consider our trademarks of “Triple-S” and “SSS” very important and material to all segments in which it is engaged. In addition to these, other trademarks used by our subsidiaries that are considered important have been duly registered with the Department of State of Puerto Rico and the United States Patent and Trademark Office. It is our policy to register all its important and material trademarks in order to protect its rights under applicable corporate and intellectual property laws. In addition, we have the exclusive right to use the “Blue Shield” mark in Puerto Rico. See “— Blue Shield License”.
Employees
As of February 28, 2007, we had 2,252 full-time employees and 266 temporary employees. Our managed care subsidiary has a collective bargaining agreement with the Unión General de Trabajadores, which represents approximately 45% of our managed care subsidiary’s 794 regular employees. The collective bargaining agreement expires on July 31, 2012. The Corporation considers its relations with employees to be good.
Available Information
We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (the SEC). The SEC maintains a website that contains annual, quarterly and current reports and other information that issuers and filers (including ourselves) file electronically with the SEC. The SEC’s website is www.sec.gov. We

Page18

currently do not have an Internet website through which we can make available our SEC filings. The website address listed above is provided for the information of the reader and is not intended to be an active link. We will provide free of charge copies of our filings to any shareholder that requests them at the following address: Triple-S Management Corporation; Office of the Secretary of the Board; PO Box 363628; San Juan, P.R. 00936-3628.
Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K contains forward-looking statements; as such term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include information about possible or assumed future sales, results of operations, developments, regulatory approvals or other circumstances and may be found in the sections of this Annual Report on Form 10-K entitled “Business”, “Risk Factors”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Statements that use the terms “believe”, “expect”, “plan”, “intend”, “estimate”, “anticipate”, “project”, “may”, “will”, “shall”, “should” and similar expressions, whether in the positive or negative, are intended to identify forward-looking statements.
All forward-looking statements in this Annual Report on Form 10-K reflect our current views about future events and are based on assumptions and subject to risks and uncertainties. Consequently, actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. We believe the forward-looking statements in this Annual Report on Form 10-K are reasonable; however, there is no assurance that the actions, events or results anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations or financial condition. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. Further, forward-looking statements speak only as of the date they are made, and, other than as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any of them in light of new information or future events.

Item 1A.	Risk Factors
We must deal with several risk factors during the normal course of business. The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial also may impair our business operations. If any of the following risks occur our business, financial condition, operating results, and cash flows could be materially affected.
Risks Relating to our Capital Stock
Certain of our current and former providers may bring materially dilutive claims against us.
Between approximately 1985 and 1994, our predecessor managed care subsidiary, Seguros de Servicios de Salud de Puerto Rico, Inc. (“SSS”) generally entered into an agreement with each new physician or dentist who joined the Corporation’s provider network to sell the provider shares of SSS at a future date (each a “Share Acquisition Agreement”). These agreements were necessary because there were not enough authorized shares of SSS available during this period and afterwards for issuance to all new providers. Each Share Acquisition Agreement committed SSS to sell, and each new provider to purchase, five $40-par-value shares of SSS at $40 per share after SSS had increased its authorized share capital in compliance with the Puerto Rico Insurance Code and was in a position to issue new shares. Despite repeated efforts in the 1990s, SSS was not successful in obtaining shareholder approval to increase its share capital, other than in connection with the Corporation’s reorganization in 1999, when SSS was merged into a newly-formed entity having authorized capital of 25,000 $40-par-value shares, or twice the number of authorized shares of SSS. SSS’s shareholders did not, however, authorize the issuance of the newly formed entity’s shares to providers or any other third party. In addition, subsequent to the Corporation’s reorganization, TSM’s shareholders did not approve attempts to increase TSM’s share capital in 2002 and 2003.
Notwithstanding the fact that TSI and its predecessors were never in a position to issue new shares to providers as contemplated by the Share Acquisition Agreements because shareholder approval for such issuance was never obtained, and the fact that SSS on several occasions in the 1990s offered providers the opportunity to purchase shares of its treasury stock and such offers were accepted by very few providers, providers who entered into Share Acquisition Agreements may claim that the Share Acquisition Agreements entitled them to acquire shares of TSI or TSM at a subscription price equivalent to that provided for in the Share Acquisition Agreements. SSS entered into Share Acquisition Agreements with approximately 3,000 providers, the substantial majority of whom never came to own shares of SSS. Such Share Acquisition Agreements provide for the purchase and sale of approximately 15,000 shares of SSS. Were TSI or TSM required to issue a significant number of shares in respect of these Agreements, the interest

Page19

of existing shareholders in the Corporation would be substantially diluted. As of the date of this annual report, although no judicial claims of this nature have been commenced, our records indicate that the Corporation has received inquiries with respect to at least approximately 500 shares under Share Acquisition Agreements.
Management has been advised by Puerto Rico counsel that, on the basis of a reasoned analysis, while the matter is not free from doubt and there are no applicable controlling precedents, the Corporation should prevail if litigation of these claims were to be commenced by providers because, among other defenses, the condition precedent to SSS’s obligations under the Share Acquisition Agreements never occurred, and any obligation it or its subsidiaries or predecessors may have had under the Share Acquisition Agreements should be understood to have expired prior to our corporate reorganization, which took effect in 1999, although the Share Acquisition Agreements do not expressly provide for any expiration.
Management believes the Corporation should prevail in litigation if any judicial claims are commenced with respect to these matters; however, the Corporation cannot predict the outcome of any such litigation, including with respect to the magnitude of any claims that may be asserted by any plaintiff, and the interests of the Corporation’s shareholders could be materially diluted to the extent that claims under the Share Acquisition Agreements are successful.
Heirs of certain of our former shareholders may bring materially dilutive claims against us.
For much of its history, the Corporation and its predecessor entities have restricted the ownership or transferability of their shares, including by reserving to TSM or its predecessors a right of first refusal with respect to share transfers and by limiting ownership of such shares to physicians and dentists. In addition, TSM and its predecessors, consistent with the requirements of their by-laws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders. Nonetheless, the Corporation anticipates that some former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“Non-medical Heirs”), may claim an entitlement to TSM shares or to damages in respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions. Our records indicate that there may be as many as approximately 450 Non-medical Heirs who may claim to have inherited up to 3,500 shares, although no judicial claims in this regard have ever been initiated. Our records indicate that, as of the date of this Annual Report on Form 10-K, we have received inquiries from Non-medical Heirs with respect to approximately 420 shares.
Management believes that the Corporation should generally prevail against any such claims if brought; however, management cannot predict the outcome of any eventual litigation regarding these Non-medical Heirs. The interests of the Corporation’s existing shareholders could be materially diluted to the extent that any such claims are successful.
Risks Related to Our Business
Our inability to contain managed care costs may adversely affect our business and profitability.
Substantially all of our managed care revenue is generated by premiums consisting of monthly payments per member that are established by contracts with our commercial customers, the government of Puerto Rico (for our Reform program) or the Centers for Medicare and Medicaid Services, or CMS (for our Medicare Advantage plans), all of which are typically renewable on an annual basis. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity, we will be unable to increase the premiums we receive under these contracts during the then-current terms. As a result, our profitability in any year depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of managed care services through underwriting criteria, medical management, product design and negotiation of favorable provider contracts with hospitals, physicians and other health care providers. The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Government-imposed limitations on Medicare and Reform reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Also, we have in the past and may in the future enter into new lines of business in which it may be difficult to estimate anticipated costs. Numerous factors affecting the cost of managed care, including changes in health care practices, inflation, new technologies such as genetic laboratory screening for diseases like breast cancer, the cost of prescription drugs such as ElapraseTM for Hunter syndrome and other new drugs approved for various conditions, clusters of high cost cases, changes in the regulatory environment including the implementation of Health Insurance Portability and Accountability Act of 1996 (HIPAA), as well as others, may adversely affect our ability to predict and manage managed care costs, as well as our business, financial condition and results of operations.
Our inability to implement increases in premium rates on a timely basis may adversely affect our business and profitability.
In addition to the challenge of managing managed care costs, we face pressure to contain premium rates. Our customers may move to a competitor at policy renewal to obtain more favorable premiums. Future Medicare and Reform

Page20

premium rate levels may be affected by continuing government efforts to contain medical expense or other federal budgetary constraints. In particular, in the past the government of Puerto Rico has adopted several measures to control Reform expenditures, such as closer and continuous scrutiny of participants’ eligibility, redesign of benefits, co-payments, deductibles, and requiring the establishment of disease management programs. Changes in the Medicare and Reform program, including with respect to funding, may lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare and the Reform. A limitation on our ability to increase or maintain our premium levels could adversely affect our business, financial condition and results of operations.
Our profitability may be adversely affected if we are unable to maintain our current provider agreements and to enter into other appropriate agreements.
Our profitability is dependent upon our ability to contract on favorable terms with hospitals, physicians and other managed care providers. We face heavy competition from other managed care plans to enter into contracts with hospitals, physicians and other providers in our provider networks. Consolidation in our industry, both on the provider side and on the managed care side, only exacerbates this competition. Currently certain providers are pressing for legislation that would allow them to negotiate service fees by provider groups. The failure to maintain or to secure new cost-effective managed care provider contracts may result in a loss in membership or higher medical costs. In addition, our inability to contract with providers could adversely affect our business.
A reduction in the enrollment in our managed care programs could have an adverse effect on our business and profitability.
A reduction in the number of enrollees in our managed care programs could adversely affect our business, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; reductions in workforce by existing customers; negative publicity and news coverage; failure to maintain the BCBS license; and any general economic downturn that results in business failures.
We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.
Our managed care business participates in government contracts that generate a significant amount of our consolidated premiums earned, net, as follows:
•	Reform Program. We participate in the government of Puerto Rico Health Reform to provide health coverage to medically indigent citizens in Puerto Rico. Our results of operations have depended to a significant extent on our participation in the Reform program. During each of the years ended December 31, 2006, 2005 and 2004, the Reform program has accounted for 30.2%, 37.0% and 37.3%, respectively , of our consolidated premiums earned, net. During these periods, we were the sole Reform provider in three of the eight Reform regions in Puerto Rico. Since we obtained our first Reform contract in 1995, we have been the sole provider for two to three regions each year. The contract for each geographical area is subject to termination in the event of any non-compliance by the insurance company which is not corrected or cured to the satisfaction of the government entity overseeing the Reform, or on ninety days’ prior written notice in the event that the government determines that there is an insufficiency of funds to finance the Reform. These contracts have one-year terms and expire on September 30 of each year. Upon the expiration of the contract for a geographical area, the government of the Commonwealth of Puerto Rico usually commences an open bidding process for such area. In October 2006, we were informed that the new contract to serve one of these regions, Metro-North, had been awarded to another managed care company effective November 1, 2006. During each of the years ended December 31, 2006, 2005 and 2004, this region accounted for 10.7%, 14.6% and 14.2%, respectively, of our consolidated premiums earned, net and 7.3%, 10.3% and 9.3%, respectively, of our consolidated operating income. We intend to continue to participate in the Reform program, but we may not be able to retain the right to service a particular geographical area in which we currently operate after the expiration of our current or any future contracts.

•	Medicare Advantage: We provide services through our Medicare Advantage health plans pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if any of these contracts are terminated, our business would be materially impaired. Contracts with CMS represented 11.3% of our consolidated premiums earned, net and 45.9% of our consolidated operating income during the year ended December 31, 2006 and may in the future represent a greater percentage of our results.

Page21

•	Commercial: Our managed care subsidiary is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico. Such coverage is provided pursuant to a contract with the U.S. Office of Personnel Management, or OPM, that is subject to termination in the event of noncompliance not corrected to the satisfaction of the OPM. Premiums generated under this contract represented 7.5%, 8.2% and 8.3% of our consolidated premiums earned, net during the years ended December 31, 2006, 2005 and 2004, respectively.
If any of these contracts is terminated for any reason, including by reason of any noncompliance by us, or not renewed or replaced by a comparable contract, our premiums would be materially adversely affected. The further loss or non-renewal of either of our Reform contracts could have a material adverse effect on our operating results and could result in the downsizing of certain personnel, the cancellation of lease agreements of certain premises and of certain contracts, and severance payments, among others.
A change in our managed care product mix may impact our profitability.
Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than administrative services products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements. There has been a trend in recent years among our commercial customers of moving from fully-insured plans to self-funded, or ASO, arrangements. In addition, the government of the Commonwealth of Puerto Rico began a pilot project in 2003 in one of the eight geographical areas under which it contracted services on an ASO basis for certain members instead of contracting on a fully insured basis. This project was subsequently extended to the Metro-North region, which was served by us until October 31, 2006. There can be no assurance that the government will not implement such a program in areas served by us. As of December 31, 2006, 83.9% of our managed care customers had fully insured arrangements and 16.1% had ASO arrangements, as compared to approximately 87.8% and 12.2%, respectively, as of December 31, 2005. Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.
Our failure to accurately estimate incurred but not reported claims would affect our reported financial results.
A portion of the claim liabilities recorded by our insurance segments represents an estimate of amounts needed to pay and adjust anticipated claims with respect to insured events that have occurred, including events that have not yet been reported to us. These amounts are based on estimates of the ultimate expected cost of claims and on actuarial estimation techniques. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under each segment’s current facts and circumstances. Accordingly, the ultimate liability may be in excess of or less than the amount provided. We regularly compare prior period liabilities to re-estimated claim liabilities based on subsequent claims development; any difference between these amounts is adjusted in the operations of the period determined. Additional information on how each reportable segment determines its claim liabilities, and the variables considered in the development of this amount, is included elsewhere in this Annual Report on Form 10-K under “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies”. Actual experience will likely differ from assumed experience, and to the extent the actual claims experience is less favorable than estimated based on our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.
The termination or modification of our license agreements to use the Blue Shield name and mark could have an adverse effect on our business, financial condition and results of operations.
We are a party to license agreements with the Blue Cross Blue Shield Association, or BCBSA, which entitle us to the exclusive use of the Blue Shield name and mark in the Commonwealth of Puerto Rico. We believe that the Blue Shield name and mark are valuable identifiers of our products and services in the marketplace. The termination of these license agreements or changes in the terms and conditions of these license agreements could adversely affect our business, financial condition and results of operations.
Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the Blue Shield name and mark. Failure to comply with any of these requirements and restrictions could result in a termination of the license agreements. The standards under the license agreements may be modified in certain instances by the BCBSA. Additional information about BCBSA requirements is included under “Item 1 — Products and Services — Blue Shield License”. To the extent that such amendments to the license agreements are adopted in the future, they could have a material adverse effect on our future expansion plans or results of operations.
Upon any event causing termination of the license agreements, we would no longer have the right to use the Blue Shield name and mark in Puerto Rico. Furthermore, the BCBSA would be free to issue a license to use the Blue Shield name and mark in Puerto Rico to another entity. Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the

Page22

appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution. Accordingly, termination of the license agreements could have a material adverse effect on our business, financial condition and results of operations.
In addition, the BCBSA requires us to comply with certain specified levels of RBC. RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (the RBC ratio). Although we are currently in compliance with these requirements, we may be unable to continue to comply in the future. Failure to comply with these requirements could result in the revocation or loss of our BCBS license.
Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Shield presence in the vacated service area with another managed care company. Through December 31, 2006 the fee is set at $83.41 per licensed enrollee. If the re-establishment fee was applied to our total Blue Shield enrollees, we would be assessed approximately $81.7 million by the BCBSA.
Our ability to manage our exposure to underwriting risks in our life insurance and property and casualty insurance businesses depends on the availability and cost of reinsurance coverage.
Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. In the year ended December 31, 2006, 41.3%, or $65.7 million, of the premiums written in the property and casualty insurance segment and 10.6%, or $9.7 million, of the premiums written in the life insurance segment were ceded to reinsurers. The availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time. Any decrease in the amount of our reinsurance coverage will increase our risk of loss. We may be unable to maintain our desired reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.
It is also possible that the losses we experience on insured risks for which we have obtained reinsurance will exceed the coverage limits of the reinsurance. If the amount of our reinsurance coverage is insufficient, our insurance losses could increase substantially.
If our reinsurers do not pay our claims or do not pay them in a timely manner, we may incur losses.
We are subject to loss and credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. In accordance with general industry practices, our property and casualty and life insurance subsidiaries annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in our net income and stockholders equity. Reinsurance contracts do not relieve us from our obligations to policyholders. In the event that all or any of the reinsurance companies are unable to meet their obligations under existing reinsurance agreements or pay on a timely basis, we will continue to be liable to our policyholders notwithstanding such defaults or delays. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase, which would negatively affect our financial condition and results of operations.
A downgrade in our A.M. Best rating or our inability to increase our A.M. Best rating could affect our ability to write new business or renew our existing business in our property and casualty segment.
Ratings assigned by A.M. Best are an important factor influencing the competitive position the property and casualty of insurance companies in Puerto Rico. In July 2006, as a result of the additional indebtedness we incurred in connection with the acquisition of GA Life, A.M. Best although maintaining our property and casualty insurance subsidiary’s rating of A-; changed the outlook to negative. A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors. Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers. A.M. Best reviews its ratings periodically and we may not be able to maintain our current ratings in the future. A downgrade of our property and casualty subsidiary’s rating could severely limit or prevent us from writing desirable property business or from renewing our existing business. The lines of business that property and casualty subsidiary writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings.
Significant competition could negatively affect our ability to maintain or increase our profitability.
Managed Care
The managed care industry in Puerto Rico is very competitive. If we are unable to compete effectively while appropriately pricing the business subscribed, our business and financial condition could be materially affected. Competition in the insurance industry is based on many factors, including premiums charged, services provided, speed

Page23

of claim payments and reputation. This competitive environment has produced and will likely continue to produce significant pressures on the profitability of managed care companies. In addition, the managed care market in Puerto Rico, other than the Medicare Advantage market, is mature. According to the U.S. Census Bureau, Puerto Rico’s population grew by 0.4% between July 2004 and 2005, less than half the national population rate growth of 0.9% during the same period. As a result, in order to increase our profitability we must increase our membership in the new Medicare Advantage program, increase market share in the commercial sector, improve our operating profit margins, make acquisitions or expand geographically. In Puerto Rico, several new managed care plans and other entities have been awarded contracts for Medicare Advantage or stand-alone Medicare prescription drug plans and entered that market in 2006. We anticipate that these other plans will aggressively market their benefits to our current and our prospective members. Although we believe that we market an attractive offering, there are no assurances that we will be able to compete successfully with these other plans for new members, or that our current members will not choose to terminate their relationship with us and enroll in these other plans.
Concentration in our industry also has created an increasingly competitive environment, both for customers and for potential acquisition targets, which may make it difficult for us to grow our business. Some of our competitors are larger and have greater financial and other resources than we do. We may have difficulty competing with larger managed care companies, which can create downward price pressures on premium rates. We may not be able to compete successfully against current and future competitors. Competitive pressures faced by us may adversely affect our business, financial condition and results of operations.
Future legislation at the federal and local levels also may result in increased competition in our market. While we do not anticipate that any of the current legislative proposals of which we are aware would increase the competition we face, future legislative proposals, if enacted, might do so.
Complementary Products
The property and casualty insurance market in Puerto Rico is extremely competitive. Due to the relatively low level of economic growth in Puerto Rico, there are few new sources of business in this segment. As a result, property and casualty insurance companies compete for the same accounts through aggressive pricing, more favorable policy terms and better quality of services. We also face heavy competition in the life and disability insurance market.
We believe these trends will continue. There can be no assurance that these competitive pressures will not adversely affect our business, financial condition and results of operations.
As a holding company, we are largely dependent on rental payments, dividends and other payments from our subsidiaries, although the ability of our regulated subsidiaries to pay dividends or make other payments to us is subject to the regulations of the Commissioner of Insurance, including maintenance of minimum levels of capital, as well as covenant restrictions in their indebtedness.
We are a holding company whose assets include, among other things, all of the outstanding shares of common stock of our subsidiaries, including our regulated insurance subsidiaries. We principally rely on rental income and dividends from our subsidiaries to fund our debt service, dividend payments and operating expenses, although our subsidiaries do not declare dividends every year. We also benefit to a lesser extent from income on our investment portfolio.
Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance. These regulations, among other things, require insurance companies to maintain certain levels of capital which range by type of insurance from $1.0 million to $3.0 million, thereby restricting the amount of earnings that can be distributed. Our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, if any, business and other legal restrictions. Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries have a superior claim to such subsidiaries’ assets. Our subsidiaries may not be able to pay dividends or otherwise contribute or distribute funds to us in an amount sufficient for us to meet our financial obligations. In addition, from time to time, we could be required to provide financial assistance, either through subordinated loans or capital infusions to our subsidiaries.
In addition, we are subject to RBC requirements by the BCBSA. See “— The termination or modification of our license agreements to use the Blue Shield name and mark could have an adverse effect on our business, financial condition and results of operations”.
Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry.
Results of companies in the insurance industry, and particularly the property and casualty insurance industry, historically have been subject to significant fluctuations and uncertainties. The industry’s profitability can be affected significantly by:
•	rising levels of actual costs that are not known by companies at the time they price their products;

Page24

•	volatile and unpredictable developments, including man-made and natural catastrophes;

•	changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop; and

•	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital.
Historically, the financial performance of the insurance industry has fluctuated in cyclical periods of low premium rates and excess underwriting capacity resulting from increased competition, followed by periods of high premium rates and a shortage of underwriting capacity resulting from decreased competition. Fluctuations in underwriting capacity, demand and competition, and the impact on us of the other factors identified above, could have a negative impact on our results of operations and financial condition. We believe that underwriting capacity and price competition in the current market is increasing. This additional underwriting capacity may result in increased competition from other insurers seeking to expand the kinds or amounts of business they write or cause some insurers to seek to maintain market share at the expense of underwriting discipline. We may not be able to retain or attract customers in the future at prices we consider adequate.
We may be subject to regulatory and investigative proceedings, which may find that our policies, procedures and contracts do not fully comply with complex and changing healthcare regulations.
The Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, including but not limited to CMS, the Office of the Inspector General of the U.S. Department of Health and Human Services, the Office of the Civil Rights, the U.S. Department of Justice, and the Office of Personnel Management, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations. We may become the subject of regulatory or other investigations or proceedings brought by these authorities, and our compliance with and interpretation of applicable laws and regulations may be challenged. In addition, our regulatory compliance may also be challenged by private citizens under the “whistleblower provisions” of applicable laws. The defense of any such challenge could result in substantial cost and a diversion of management’s time and attention. Thus, any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is successful. If we fail to comply with any applicable laws, or a determination is made that we have failed to comply with these laws, our financial condition and results of operations could be adversely affected.
As a Medicare Advantage program participant, we are subject to complex regulations. If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties, and our Medicare Advantage contracts may be terminated.
The laws and regulations governing Medicare Advantage program participants are complex, subject to interpretation and can expose us to penalties for non-compliance. If we fail to comply with these laws and regulations, we could be subject to criminal fines, civil penalties or other sanctions, including the termination of our Medicare Advantage contracts.
The revised rate calculation system for Medicare Advantage established by the MMA could reduce our profitability.
Effective January 1, 2006, a revised rate calculation system based on a competitive bidding process was instituted for Medicare Advantage managed care plans, including our Medicare Selecto and Medicare Optimo plans. The statutory payment rate was relabeled as the benchmark amount, and plans submit competitive bids that reflect the costs they expect to incur in providing the base Medicare benefits. If the accepted bid is less than the benchmark, Medicare pays the plan its bid plus a rebate of 75% of the amount by which the benchmark exceeds the bid. However, these rebates can only be used to enhance benefits or lower premiums and co-pays for plan members. If the bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid and the benchmark, which could affect our ability to attract enrollees. CMS reviews the methodology and assumptions used in bidding with respect to medical and administrative costs, profitability and other factors. CMS could challenge such methodology or assumptions or seek to cap or limit plan profitability.
Furthermore, the Deficit Reduction Act of 2005, or the DRA, signed by the President on February 8, 2006, directs CMS to conduct an analysis of fee-for-service provider (a provider who receives payment for services based on actual services provided to Medicare beneficiaries and a contractually mandated or CMS-mandated fee schedule) and Medicare Advantage plan treatment and coding practices (methods of documenting medical services provided to and diagnoses of members) and to incorporate any identified differences into benchmark calculations no later than 2008. This revised rate calculation system established by the MMA and amended by the DRA is likely to eventually result in reduced Medicare Advantage payment rates, which could reduce our revenues and cause our profitability to decline. We may also face the risk of reduced or insufficient government funding and we may need to terminate our Medicare Advantage contracts with respect to unprofitable markets, which may have a material adverse effect on our financial position, results of operations or cash flows. In addition, as a result of the competitive bidding process, we may in the future be required to reduce benefits or charge our members an additional premium in order to maintain our current

Page25

level of profitability, either of which could make our health plans less attractive to members and adversely affect our membership.
CMS’s risk adjustment payment system and budget neutrality factors make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.
CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS is phasing in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies capture, collect and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. As part of the phase-in, during 2003, risk adjusted payments accounted for 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional CMS demographic rate books. The portion of risk adjusted payments was increased to 30% in 2004, 50% in 2005 and 75% in 2006, and will increase to 100% in 2007. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. There can be no assurance that our contracting physicians and hospitals will be successful in improving the accuracy of recording diagnosis code information, which has an impact on our risk scores.
Payments to Medicare Advantage plans are also adjusted by a “budget neutrality” factor that was implemented in 2003 by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment has favorably impacted payments to all Medicare Advantage plans. The President’s budget for 2005 assumed the phasing out of the budget neutrality adjustments over a five year period from 2007 through 2011.
If during the open enrollment season our Medicare Advantage members enroll in another Medicare Advantage plan, they will be automatically unenrolled from our plan, possibly without our immediate knowledge.
Pursuant to the MMA, members enrolled in one insurer’s Medicare Advantage program will be automatically unenrolled from that program if they enroll in another insurer’s Medicare Advantage program. If our members enroll in another insurer’s Medicare Advantage program during the open enrollment season, we may not discover that such member has been unenrolled from our program until such time as we fail to receive reimbursement from the CMS in respect of such member, which may occur several months after the end of the open season. As a result, we may discover that a member has unenrolled from our program after we have already provided services to such individual. Our profitability would be reduced as a result of such failure to receive payment from CMS if we had made related payments to providers and were unable to recoup such payments from them.
We face intense competition to attract and retain employees and independent agents and brokers.
We are dependent on retaining existing employees, attracting and retaining additional qualified employees to meet current and future needs and achieving productivity gains. Our life and disability insurance subsidiary, GA Life, has historically experienced a very high level of turnover in its home service agents, through which it places a majority of its premiums, and we expect this trend to continue. Our inability to retain existing employees or attract additional employees could have a material adverse effect on our business, financial condition and results of operations.
In addition, in order to market our products effectively, we must continue to recruit, retain and establish relationships with qualified independent agents and brokers. We may not be able to recruit, retain and establish relationships with agents and brokers. Independent agents and brokers are typically not exclusively dedicated to us and may frequently also market our competitors’ managed care products. We face intense competition for the services and allegiance of independent agents and brokers. If such agents and brokers do not help us to maintain our current customer accounts or establish new accounts, our business and profitability could be adversely affected.

Page26

Our investment portfolios are subject to varying economic and market conditions.
We have exposure to market risk in our investment activities. The market values of our investments vary from time to time depending on economic and market conditions. Fixed maturity securities expose us to interest rate risk. Equity securities expose us to equity price risk. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equity securities owned by us. The outlook of our investment portfolio depends on the future direction of interest rates, fluctuations in the equity securities market and in the amount of cash flows available for investment. For additional information, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” for a detailed analysis of our exposure to interest and equity price risks and the procedures in place to manage these risks. Our investment portfolios may lose money in future periods, which could have a material adverse effect on our financial condition.

Page27

The geographic concentration of our business in Puerto Rico may subject us to economic downturns in the region.
Substantially all of our business activity is with insureds located throughout Puerto Rico, and as such, we are subject to the risks associated with the Puerto Rico economy. If economic conditions in Puerto Rico deteriorate, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, financial condition and results of operations.
A number of key economic indicators suggest that the Puerto Rican economy is suffering a slowdown, as a result of, among other things, the persistent high levels of oil prices, the current trend in short-term interest rates, the depreciation of the dollar and the deceleration of public investment due to the current fiscal situation in Puerto Rico.
If economic conditions in Puerto Rico deteriorate, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to retain our executive officers and significant employees, and the loss of any one or more of these officers and their expertise could adversely affect our business.
Our operations are highly dependent on the efforts of our senior executives, each of whom has been instrumental in developing our business strategy and forging our business relationships. While we believe that we could find replacements, the loss of the leadership, knowledge and experience of our executive officers could adversely affect our business. Replacing many of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the industries in which we operate have the breadth and depth of skills and experience necessary to operate and expand successfully a business such as ours. We do not currently maintain key-man life insurance on any of our executive officers.
The success of our business depends on developing and maintaining effective information systems.
Our business and operations may be harmed if we do not maintain our information systems and the integrity of our proprietary information. We are materially dependent on our information systems for all aspects of our business operations, including monitoring utilization and other factors, supporting our managed care management techniques, processing provider claims and providing data to our regulators, and our ability to compete depends on our ability to continue to adapt technology on a timely and cost-effective basis. Malfunctions in our information systems, communication and energy disruptions, security breaches or the failure to maintain effective and up-to-date information systems could disrupt our business operations, alienate customers, contribute to customer and provider disputes, result in regulatory violations and possible liability, increase administrative expenses or lead to other adverse consequences. The use of patient data by all of our businesses is regulated at federal and local levels. These laws and rules change frequently and developments require adjustments or modifications to our technology infrastructure.
Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. If we are unable to maintain or expand our systems, we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, loss of members, difficulty in attracting new members, regulatory problems and increases in administrative expenses. We recently completed a system conversion process related to our property and casualty insurance business. We started the implementation of this system in April 2005 and completed it on October 1, 2006 at an estimated cost of $4 million. In addition, we recently selected QCSI to assess and implement new core business applications for our managed care segment. We expect the assessment to be completed in 2007, at which point we plan to convert our managed care systems over time by line of business, with the first line of business expected to be converted in the first half of 2009. We expect the managed care conversion process to be completed by 2012 at a total cost of approximately $40 million. If we are unsuccessful in implementing these improvements in a timely manner or if these improvements do not meet our customers’ requirements, we may not be able to recoup these costs and expenses and effectively compete in our industry.
Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other event or developments could result in compromises or breaches of our security system and patient data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in services or operations. The Internet is a public network and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations, or make our systems inaccessible to our providers or regulators. We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches, and our business operations would be adversely affected by cancellation of contracts and loss of members if they are not prevented.

We are required to evaluate our internal control over financial reporting under Section 404 of Sarbanes Oxley, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.
Pursuant to Section 404 of Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, we will be required to furnish a report by our management on our internal control over financial reporting. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.
The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal control over financial reporting requires management to make subjective judgments and some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare. We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.
During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2007, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls as of December 31, 2008, we could lose investor confidence in the accuracy and completeness of our financial reports.
We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation. If we are not able to complete our assessment under Section 404 in a timely manner, we would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2007.
We face risks related to litigation.
We are, or may be in the future, a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we may be subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services.
We are a defendant in various lawsuits, including two class action lawsuits, some of which involve claims for substantial and/or indeterminate amounts and the outcome of which is unpredictable. While we are defending these suits vigorously, we will incur expenses in the defense of these suits. Any adverse judgment against us resulting in such damage awards could have an adverse effect on our cash flows, results of operations and financial condition. See “Item 3 — Legal Proceedings”.
Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations.
Puerto Rico has historically been at a relatively high risk of natural disasters such as hurricanes and earthquakes. If Puerto Rico were to experience a large-scale natural disaster, claims incurred by our property and casualty insurance segment would likely increase and our properties may incur substantial damage, which could have a material adverse effect on our business, financial condition and results of operations.
Covenants in our credit agreements and note purchase agreements may restrict our operations.
We are a party to two secured loans with a commercial bank in an aggregate amount of $61.0 million, of which we had a total outstanding balance of $27.6 million and $10.5 million, respectively, as of December 31, 2006. Also, we have an aggregate of $145.0 million of senior unsecured notes, consisting of $50.0 million aggregate principal amount of 6.30% notes due 2019, $60.0 million aggregate principal amount of 6.60% notes due 2020 and $35.0 million aggregate principal amount of 6.70% notes due 2021 (collectively, the notes). The credit agreements and the note purchase agreements governing the notes contain covenants that restrict, among other things, the granting of certain liens, limitations on acquisitions and limitations on changes in control. These covenants could restrict our operations. In addition, if we fail to make any required payment under our credit agreements or note purchase agreements governing the notes or to comply with any of the covenants included therein, we would be in default and the lenders or holders of our debt, as the case may be, could cause all of our outstanding debt obligations under our credit agreements or note purchase agreements to become immediately due and payable, together with accrued and unpaid interest and, in the case of the credit agreements, cease to make further extensions of credit. If the indebtedness under our credit agreements or note purchase agreements is accelerated, it could have a material adverse effect in our business for we may be unable to repay or finance the amounts due.
We expect to pursue acquisitions in the future.
We may acquire additional companies if consistent with our strategic plan for growth. The following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition and results of operations:
•	disruption of on-going business operations, distraction of management, diversion of resources and difficulty in maintaining current business standards, controls and procedures;

•	difficulty in integrating information technology of acquired entity and unanticipated expenses related to such integration;

•	difficulty in the integration of the new company’s accounting, financial reporting, management, information, human resources and other administrative systems and the lack of control if such integration is delayed or not implemented;

•	difficulty in the implementation of controls, procedures and policies appropriate for filers with the Securities and Exchange Commission at companies that prior to acquisition lacked such controls, policies and procedures;

•	potential unknown liabilities associated with the acquired company;

•	failure of acquired businesses to achieve anticipated revenues, earnings or cash flow;

•	dilutive issuances of equity securities and incurrence of additional debt to finance acquisitions;

•	other acquisition-related expenses, including amortization of intangible assets and write-offs; and

•	competition with other firms, some of which may have greater financial and other resources, to acquire attractive companies.
In addition, we may not successfully realize the intended benefits of any acquisition or investment.
Risks Relating to the Regulation of Our Industry
Changes in governmental regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.
Our business is subject to changing Federal and local legal, legislative and regulatory environments, including general business regulations and laws relating to taxation, privacy, data protection and pricing. Please refer to “Item 1 — Business — Regulation”. In addition, our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance.
Some of the more significant proposed regulatory changes that may affect our business are:
•	initiatives to increase healthcare regulation, including efforts to expand the tort liability of health plans;

•	local government plans and initiatives, and

•	Medicare and Reform reform legislation.
The U.S. Congress is developing legislation aimed at patient protection, including proposed laws that could expose insurance companies to damages, and in some cases punitive damages, for certain coverage determinations including the denial of benefits or delay in providing benefits to members. Similar legislation has been proposed in Puerto Rico.
Regulations imposed by the Commissioner of Insurance, among other things, influence how our insurance subsidiaries conduct business and solicit subscriptions for shares of capital stock, and place limitations on investments and dividends. Possible penalties for violations of such regulations include fines, orders to cease or change practices or behavior and possible suspension or termination of licenses. The regulatory powers of the Commissioner of Insurance are designed to protect policyholders, not stockholders. While we cannot predict the terms of future regulation, the enactment of new legislation could affect the cost or demand of insurance policies, limit our ability to obtain rate increases in those cases where rates are regulated, otherwise restrict our operations, limit the expansion of our business, expose us to expanded liability or impose additional compliance requirements. In addition, we may incur additional operating expenses in order to comply with new legislation and may be required to revise the ways in which we conduct our business.
Future regulatory actions by the Commissioner of Insurance or other governmental agencies could have a material adverse effect on the profitability or marketability of our business, financial condition and results of operations.
If we are deemed to have violated the insurance company change of control statutes in Puerto Rico, we may suffer adverse consequences.
We are subject to change of control statutes applicable to insurance companies. These statutes regulate, among other things, the acquisition of control of an insurance company or a holding company of an insurance company. Under these statutes, no person may make an offer to acquire or to sell the issued and outstanding voting stock of an insurance company, which constitutes 10% or more of the issued and outstanding voting stock of an insurance company, or of the total stock issued and outstanding of a holding company of an insurance company, without the prior approval of the Commissioner of Insurance. Our Amended and Restated Articles of Incorporation (the Articles) prohibit any institutional investor from owning 10% or more of our voting power and any person that is not an institutional investor from owning 5% or more of our voting power. We cannot, however, assure you that ownership of our securities will remain below these thresholds. To the extent that a person, including an institutional investor, acquires shares in excess of these limits, our Articles provide that we will have the power to take certain actions, including refusing to give effect to a transfer or instituting proceedings to enjoin or rescind a transfer, in order to avoid a violation of the ownership limitation in the Articles. If the Commissioner of Insurance determines that a change of control has occurred, we could be subject to fines and penalties; in some instances, subject to the discretion of the Commissioner of Insurance, operating licenses could be revoked.
We are also subject to change of control limitations pursuant to our BCBSA license agreements. See "—The termination or modification of our license agreements to use the Blue Shield name and mark could have an adverse effect on our business, financial condition and results of operations”.
Our insurance subsidiaries are subject to minimum capital requirements. Our failure to meet these standards could subject us to regulatory actions.
Puerto Rico insurance laws and the regulations promulgated by the Commissioner of Insurance, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by our insurance subsidiaries to us. Although we are currently in compliance with these requirements, there can be no assurance that we will continue to comply in the future. Failure to maintain required levels of capital or to otherwise comply with the reporting requirements of the Commissioner of Insurance could subject our insurance subsidiaries to corrective action, including government supervision or liquidation, or require us to provide financial assistance, either through subordinated loans or capital infusions, to our subsidiaries to ensure they maintain their minimum statutory capital requirements.
We are also subject to minimum capital requirements pursuant to our BCBSA license agreements. See "—The termination or modification of our license agreements to use the Blue Shield name and mark could have an adverse effect on our business, financial condition and results of operations”.
We are required to comply with laws governing the transmission, security and privacy of health information.
Certain implementing regulations of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) require us to comply with standards regarding the formats for electronic transmission, and the privacy and security of certain health information within our company and with third parties, such as managed care providers, business associates and our members. These rules also provide access rights and other rights for health plan beneficiaries with respect to their health information. These regulations include standards for certain electronic transactions, including encounter and claims information, health plan eligibility and payment information. Compliance with HIPAA is enforced by the Department of Health and Human Service’s Office for Civil Rights for privacy, CMS for security and electronic transactions, and by the Department of Justice for criminal violations. Further, Gramm-Leach Bliley, or GLB, imposes certain privacy and security requirements on insurers that may apply to certain aspects of our business as well.
We continue to implement and revise our health information policies and procedures to monitor and ensure our compliance with these laws and regulations. Furthermore, Puerto Rico’s ability to promulgate its own laws and regulations (including those issued in response to GLB), such as Act No. 194 of August 25, 2000, also known as the Patient’s Rights and Responsibilities Act, including those more stringent than HIPAA, and uncertainty regarding many aspects of such state requirements, make compliance with applicable health information laws more difficult. For these reasons, our total compliance costs may increase in the future.

Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own a seven story (including the basement floor) building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, and two adjacent buildings, as well as the adjoining parking lot. In addition, we own five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico. The properties are subject to liens under our credit facilities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”.
In addition to the properties described above, we or our subsidiaries are parties to operating leases that are entered into in the ordinary course of business.
We believe that our facilities are in good condition and that the facilities, together with capital improvements and additions currently underway, are adequate to meet our operating needs for the foreseeable future. The need for expansion, upgrading and refurbishment of facilities is continually evaluated in order to keep facilities aligned with planned business growth and corporate strategy.
Item 3. Legal Proceedings.
Various litigation claims and assessments against us have arisen in the ordinary course of business, including but not limited to, our activities as an insurer and employer. Furthermore, the Commissioner of Insurance, as well other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations.
Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such claims, assessments, audits and lawsuits would not have a material adverse effect on our consolidated financial position or results of operations. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could, have a material adverse effect on our operating results and/or cash flows.
Additionally, we may face various potential litigation claims that have not to date been asserted, including claims from persons purporting to have contractual rights to acquire shares of the Corporation on favorable terms or to have inherited such shares notwithstanding applicable transfer and ownership restrictions. See “Item 1A — Risk Factors — Risks Relating to our Capital Stock”.
Sánchez Litigation
On September 4, 2003, José Sánchez and others filed a putative class action complaint against us, present and former directors of the Board and our managed care subsidiary, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better known as the RICO Act. On May 4, 2006, the Court issued an Opinion and Order, which entered a summary judgment in favor of all the defendants, and dismissing the case. Plaintiffs filed a notice of appeal before the United States Court of Appeals for the First Circuit. The Appeals Court notified the briefing schedule, and plaintiffs filed their brief on August 21, 2006. Respondent filed theirs on September 30, 2006. The parties argued the case before the First Circuit on February 6, 2007, who took the case under advice. Judgment is expected within the next 90 days.
Jordán el al Litigation
On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against TSM, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, anti-monopolistic practices, unfair business practices and damages in the amount of $12.0 million. They also requested that we sell shares to them. It appears that many of the allegations brought by the plaintiffs in this complaint have been resolved in favor of us and our managed care subsidiary in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and in the local courts. The defendants, including us and our managed care subsidiary, answered the complaint, filed a counterclaim and filed several motions to dismiss this claim.
On May 9, 2005 the plaintiffs amended the complaint and the defendants are preparing the corresponding motions to dismiss this amended complaint. The plaintiffs amended the complaint to allege causes of action similar to those dismissed in the Sánchez case, in which summary judgment has been granted to us. Defendants moved to dismiss the amended complaint. Plaintiffs have notified their opposition to some of the defendants’ motion to dismiss, and the defendants filed the corresponding replies. In 2006 the Court held several hearings to argue dispositive motions. The Court stayed all discovery until the motions are resolved. On January 19, 2007, the Court denied a motion by the plaintiffs to dismiss the defendants’ counterclaim for malicious prosecution and abuse of process. The Court ordered Plaintiffs to answer the counterclaim by February 20, 2007. Although done after the required date, plaintiffs filed the answer to the counterclaim. Also, on February 7, 2007 the Court decided the motions to dismiss that have been filed. In summary, the Court dismissed the following counts: charitable trust, RICO and violation of due process. The dismissal of these counts affects all the plaintiffs. Other counts of the complaint, torts, breach of contract and violation of the Puerto Rico corporations’ law, were dismissed only against certain of the physician plaintiffs. The Court allowed the count based on antitrust. We will appeal the denial of the motion to dismiss the antitrust allegations.
Thomas Litigation
On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all others similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and substantially all of the other Blue plans in the United States, including our managed care subsidiary. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.
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
Management believes that our managed care subsidiary was brought to this litigation for the sole reason of being associated with the BCBSA. However, on June 18, 2004 the plaintiffs moved to amend the complaint to include the Colegio de Médicos y Cirujanos de Puerto Rico (a compulsory association grouping all physicians in Puerto Rico), Marissel Velázquez, MD, President of the Colegio de Médicos y Cirujanos de Puerto Rico, and Andrés Meléndez, MD, as plaintiffs against our managed care subsidiary. Later Marissel Velázquez, MD voluntarily dismissed her complaint against our managed care subsidiary.
Our managed care subsidiary, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.
The parties are currently engaged in mediation. Twenty four (24) plans have been actively participating in the mediation efforts. The mediation resulted in the creation of a Settlement Agreement, presently under discussion with the plaintiffs’ lawyers.
Solomon Litigation
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
This lawsuit challenges many of the same practices previously described for the Thomas litigation. Management believes that TSI was brought to this litigation for the sole reason of being associated with the BCBSA
On June 25, 2004, plaintiffs amended the complaint but the allegations against TSI did not vary. TSI along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act. During September 2006, the Court, sua sponte, ordered the parties to engage in Mediation. However, the defendants presented a joint position that they do not which to mediate but to have the class certification issue decided by the Court. On March 6, 2007, the plaintiffs filed a notice of voluntary dismissal to dismiss the complaint without prejudice, against 52 of the 74 defendants, including us. Case was dismissed without prejudice by the Court on March 14, 2007.

Item 4. Submissions of Matters to a Vote of Security Holders.
None.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for our common stock. Sporadic transfers of our common stock have been limited to redemptions at the greater of the shares’ $40.00 par value or at the amount originally paid for the stock, since our common stock was not transferable to the general public. In March 2007 we filed amended and restated Articles of Incorporation which eliminated previous ownership and transferability restrictions.
In determining the market value of common stock disclosed in the facing page of this Annual Report on Form 10-K, we used the shares’ par value of $40.00 as of December 31, 2006.
Holders
Our only outstanding voting securities are shares of common stock, par value $40.00 per share. As of March 15, 2007, there were 8,913 shares of Common Stock outstanding. The number of our holders of common stock as of March 15, 2007 was 1,779.
Dividends
On January 13, 2006, our board of directors (the Board) declared a cash dividend of $6.2 million distributed pro rata among all of the issued and outstanding common shares, excluding those shares issued to the representatives of the community that are members of the Board (the qualifying shares). All shareholders of record as of the close of business on January 16, 2006, except those who only hold qualifying shares, received a dividend per share of $700 for each share held on that date. We did not declare any dividends during the year 2005.
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
Not applicable.

Item 6. Selected Financial Data.

(Dollar amounts in millions, except per share data)	2006 (1)	2005	2004	2003	2002

Statement of Earnings Data
Years ended December 31,

Premiums earned, net	$1,511.6	1,380.2	1,299.0	1,264.4	1,236.6
Administrative service fees	14.1	14.4	9.2	8.3	9.5
Net investment income	42.7	29.1	26.8	24.7	24.8

Total operating revenues	1,568.4	1,423.7	1,335.0	1,297.4	1,270.9

Net realized investments gains	0.8	7.2	11.0	8.4	0.2
Net unrealized investment gain (loss) on trading securities	7.7	(4.7)	3.0	14.9	(8.3)
Other income, net	2.3	3.7	3.4	4.7	2.1

Total revenues	$1,579.2	1,429.9	1,352.4	1,325.4	1,264.9

Net income	$54.5	28.4	45.8	26.2	48.2

Basic net income per share (2):	$6,120	3,193	5,135	2,857	1,085

Dividend declared per common share (3):	$700	—	—	—	—

Balance Sheet Data
December 31,

Total assets	$1,345.5	1,137.5	919.7	834.6	721.9

Long-term borrowings	$183.1	150.6	95.7	48.4	50.0

Total stockholders’ equity	$342.6	308.7	301.4	254.3	231.7

(1)	On January 31, 2006 we completed the acquisition of GA Life. The results of operations and financial condition of GA Life are included in this table for the period following the effective date of the acquisition. See note 3 to the audited consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.

(2)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 22 of the audited financial consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.

(3)	Shareowners holding qualifying shares were excluded from dividend payment. See note 23 of the audited financial consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2006 and 2005, and consolidated results of operations for 2006, 2005 and 2004. This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.
Overview
We are the largest managed care company in Puerto Rico in terms of membership, with over 45 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the commercial, Reform, Medicare Advantage and Part D stand-alone prescription drug plan (PDP) markets. The Reform is a Puerto Rico government-funded managed care program for the medically indigent, similar to Medicaid. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico, serve approximately one million members across all regions of Puerto Rico and hold a leading market position covering approximately 25% of the population. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment has a market share of approximately 25% (in terms of premiums written giving pro forma effect to the acquisition of GA Life) as of December 31, 2005. Our property and casualty segment has a market share of 8.5% (in terms of direct premiums) as of December 31, 2006. For the year ended December 31, 2006, our managed care segment represented 88.6% of our total consolidated premiums earned, net and 62.0% of our operating income. We participate in the managed care market through our subsidiary, TSI. Our managed care subsidiary is a BCBSA licensee, which provides us with exclusive use of the Blue Shield brand in Puerto Rico. We offer products to the commercial, Reform, Medicare Advantage and PDP market sectors, including corporate accounts, federal government employees, local government employees, individual accounts and Medicare Supplement.
We participate in the life insurance market through our subsidiary, GA Life (formerly Seguros de Vida Triple-S, Inc.) and in the property and casualty insurance market through our subsidiary, STS, which represented approximately 5.7% and 5.9%, respectively, of our consolidated premiums earned, net for the year ended December 31, 2006 and 15.3% and 15.3%, respectively, of our operating income for that period.
The Commissioner of Insurance of the Commonwealth of Puerto Rico recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the Puerto Rico insurance laws and for determining whether its financial condition warrants the payment of a dividend to its stockholders. No consideration is given by the Commissioner of Insurance of the Commonwealth of Puerto Rico to financial statements prepared in accordance with U.S. GAAP in making such determinations. See note 24 to our audited consolidated financial statements.
Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. Except as otherwise indicated, the numbers presented in this Annual Report on Form 10-K do not reflect inter-company eliminations. These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment, but are eliminated in consolidation and do not change net income. The following table shows premiums earned, net and net fee revenue and operating income for each segment, as well as the intersegment premiums earned, service revenues and other intersegment transactions, which are eliminated in the consolidated results:

	Years ended December 31,
(Dollar amounts in millions)	2006	2005	2004

Premiums earned, net

Managed care	$1,339.8	1,279.5	1,199.2
Life insurance	86.9	17.1	16.4
Property and casualty insurance	88.5	86.8	86.2
Intersegment premiums earned	(3.6)	(3.2)	(2.8)

Consolidated premiums earned, net	$1,511.6	1,380.2	1,299.0

	Years ended December 31,
(Dollar amounts in millions)	2006	2005	2004

Administrative service fees

Managed care	$16.9	15.5	10.3
Intersegment administrative service fees	(2.8)	(1.1)	(1.1)

Consolidated administrative service fees	$14.1	14.4	9.2

	Years ended December 31,
(Dollar amounts in millions)	2006	2005	2004

Operating income

Managed care	$45.5	16.1	36.2
Life insurance	11.2	3.0	0.6
Property and casualty insurance	11.2	12.3	7.7
Other segments and intersegment eliminations	5.4	2.3	2.8

Consolidated operating income	$73.3	33.7	47.3

During the reported periods, we had one-year contracts with the government of Puerto Rico to be the Reform insurance carrier for three of the eight geographical areas into which Puerto Rico is divided for purposes of the Reform. In October 2006, we were informed that the new contract to serve one of these regions, Metro-North, had been awarded to another managed care company, effective November 1, 2006. The contracts for the other two regions were renewed for an additional one-year period. The premiums earned, net and operating income related to the operations of the Metro-

North region during the years ended December 31, 2006 amounted to $161.6 million and $5.4 million, respectively, and during the year ended December 31, 2005 amounted to $200.9 million and $3.5 million, respectively.
Results of Operations
Revenue
General. Our revenue consists primarily of (i) premium revenue we generate from our managed care business, (ii) administrative service fees we receive for administrative services provided to self-insured (ASO) employers, (iii) premiums we generate from our life insurance and property and casualty insurance businesses and (iv) investment income.
Managed Care Premium Revenue. Our revenue primarily consists of premiums earned from the sale of managed care products to the commercial market sector, including corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement, as well as to the Medicare Advantage, Reform and PDP sectors. We receive a monthly payment from or on behalf of each member enrolled in our commercial managed care plans (excluding ASO). We recognize all premium revenue in our managed care business during the month in which we are obligated to provide services to an enrolled member. Premiums we receive in advance of that date are recorded as unearned premiums.
Premiums are generally fixed by contract in advance of the period during which healthcare is covered. Our commercial premiums are generally fixed for the plan year in the annual renewal process. Our Medicare Advantage contracts entitle us to premium payments from CMS on behalf of each Medicare beneficiary enrolled in our plans, generally on a per member per month, or PMPM, basis. We submit rate proposals to CMS in June for each Medicare Advantage product that will be offered beginning January 1 of the subsequent year in accordance with the new competitive bidding process under the MMA. Retroactive rate adjustments are made periodically with respect to our Medicare Advantage plans based on the aggregate health status and risk scores of our plan participants.
Premium payments from CMS in respect of our Medicare Part D prescription drug plans are based on written bids submitted by us which include the estimated costs of providing the prescription drug benefits.
Administrative Service Fees. Administrative service fees include amounts paid to us for administrative services provided to self-insured employers. We provide a range of customer services pursuant to our administrative services only (ASO) contracts, including claims administration, billing, access to our provider networks and membership services. Administrative service fees are recognized in the month in which services are provided.
Other Premium Revenue. Other premium revenue includes premiums generated from the sale of life insurance and property and casualty insurance products. Premiums on life insurance policies are billed in the month prior to the effective date of the policy, with a one-month grace period, and the related revenue is recorded as earned during the coverage period. If the insured fails to pay within the one-month grace period, we may cancel the policy. We recognize premiums on property and casualty contracts as earned on a pro rata basis over the policy term. The portion of premiums related to the period prior to the end of coverage is recorded in the consolidated balance sheet as unearned premiums and is transferred to premium revenue as earned.
Investment Income and Other Income. Investment income consists of interest income and other income consists of net realized gains on investment securities. See note 2(c) to our audited consolidated financial statements.
Expenses
Claims Incurred. Our largest expense is medical claims incurred, or the cost of medical services we arrange for our members. Medical claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders. We generally pay our providers on one of three bases: (1) fee-for-service contracts based on negotiated fee schedules; (2) capitated arrangements, generally on a fixed PMPM payment basis, whereby the provider generally assumes some of the medical expense risk; and (3) risk-sharing arrangements, whereby we advance a capitated PMPM amount and share the risk of the medical costs of our members with the provider based on actual experience as measured against pre-determined sharing ratios. Claims incurred also include claims incurred in our life insurance and property and casualty insurance businesses. Each segment’s results of operations depend in significant part on our ability to accurately predict and effectively manage claims. A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period.
The medical loss ratio (MLR), which is calculated by dividing managed care claims incurred by managed care premiums earned, net is one of our primary management tools for measuring these costs and their impact on our profitability. The medical loss ratio is affected by the cost and utilization of services. The cost of services is affected by many factors, in particular our ability to negotiate competitive rates with our providers. The cost of services is also influenced by inflation and new medical discoveries, including new prescription drugs, therapies and diagnostic procedures. Utilization rates, which reflect the extent to which beneficiaries utilize healthcare services, significantly influence our medical costs. The level of utilization of services depends in large part on the age, health and lifestyle of our members, among other factors. As the medical loss ratio is the ratio of claims incurred to premiums earned, net it is affected not only by our ability to contain cost trends but also by our ability to increase premium rates to levels consistent with or above medical cost trends. We use medical loss ratios both to monitor our management of healthcare costs and to make various business decisions, including what plans or benefits to offer and our selection of healthcare providers.
Operating Expenses. Operating expenses include commissions to external brokers, general and administrative expenses, cost containment expenses such as case and disease management programs, and depreciation and amortization. The operating expense ratio is calculated by dividing operating expenses by premiums earned, net and administrative service fees. A significant portion of our operating expenses are fixed costs. Accordingly, it is important that we maintain or increase our volume of business in order to distribute our fixed costs over a larger membership base. Significant changes in our volume of business will affect our operating expense ratio and results of operations. We also have variable costs, which vary in proportion to changes in volume of business. Our operating expense ratio has remained broadly constant over the past three years, notwithstanding membership growth, because of certain significant expenses incurred in recent years, including the costs associated with Sarbanes-Oxley Section 404 compliance, HIPAA compliance, additional legal expenses and related reserves in connection with certain litigation, costs associated with the acquisition of GA Life and consulting costs incurred in connection with IT systems upgrades.
Membership
Our results of operation depend in large part on our ability to maintain or grow our membership. In addition to driving revenues, membership growth is necessary to successfully introduce new products, maintain an extensive network of providers and achieve economies of scale. Our ability to maintain or grow our membership is affected principally by the competitive environment and general market conditions.
In recent years, we have experienced a decrease in our fully insured commercial membership due to the highly aggressive pricing of our competitors, which has also affected our ability to increase premiums, and the shifting of Medicare eligibles from our Medicare complementary program and Reform program to Medicare Advantage plans offered by our competitors and, to a lesser extent, ourselves.
We believe that the Medicare Advantage and PDP programs provide a significant opportunity for growth in membership. We commenced offering Medicare Advantage products in 2005, with the introduction of our Medicare Selecto and Medicare Optimo plans. Membership enrolled in our Medicare Advantage programs increased by 126% in 2006; from 11,993 as of December 31, 2005 to 27,078 members as of December 31, 2006. In January 2006, we launched our stand-alone PDP plan, FarmaMed, which as of December 31, 2006, had 14,063 members. We expect that Medicare Advantage enrollment will continue to experience significant growth, but not at the same pace as in this initial period.
The following table sets forth selected membership data as of the dates set forth below:

	As of December 31,
	2006	2005	2004

Commercial (1)	580,850	612,218	621,665
Reform (2)	357,515	628,438	614,443
Medicare Advantage	27,078	11,993	—
Part D Stand-Alone Prescription Drug Plan	14,063	—	—

Total	979,506	1,252,649	1,236,108

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

(2)	Enrollment for 2005 and 2004 includes the Metro-North region. The contract for this region was not renewed effective November 1, 2006.
Significant Transactions
Effective January 31, 2006, we completed the acquisition of 100% of the common stock of GA Life for $37.5 million, and effective June 30, 2006 we merged the operations of our former life insurance subsidiary, SVTS, into GA Life. GA Life’s results of operations and financial condition are included in our consolidated financial statements for the period following January 31, 2006. Our historical results of operations and “comparable basis” information for 2005 are included in the following tables. Comparable basis information was determined by adding the historical statements of earnings of GA Life from February 1, 2005 to December 31, 2005 to our statement of earnings for the year 2005. Comparable basis information is presented in order to provide a more meaningful comparison of the 2006 and 2005 periods. Comparable basis is not calculated in accordance with U.S. generally accepted accounting principles and is not intended to represent or be indicative of the results of operations that would have been reported by us had the acquisition been completed as of January 31, 2005. Comparable basis information, unlike the pro forma financial information included in note 3 of the audited financial consolidated financial statements for the years ended December 31, 2006, 2005 and 2004, does not reflect adjustments, such as interest expense associated with indebtedness incurred in connection with the acquisition.
Consolidated

	Year ended December 31, 2005
			Comparable
(Dollar amounts in millions, except per share data)	TSM	GA Life	Basis

Revenues:
Premiums earned, net	$1,380.2	61.6	1,441.8
Administrative service fees	14.4	—	14.4
Net investment income	29.1	10.6	39.7

Total operating revenues	1,423.7	72.2	1,495.9
Net realized investment gains	7.2	4.4	11.6
Net unrealized investment loss in trading securities	(4.7)	—	(4.7)
Other income, net	3.7	—	3.7

Total revenues	1,429.9	76.6	1,506.5

Benefits and expenses:
Claims incurred	1,208.3	29.0	1,237.3
Operating expenses	181.7	31.5	213.2

Total operating costs	1,390.0	60.5	1,450.5
Interest expense	7.6	1.4	9.0

Total benefits and expenses	1,397.6	61.9	1,459.5

Income before taxes	32.3	14.7	47.0

Income tax expense (benefit):
Current	4.0	0.6	4.6
Deferred	(0.1)	(1.4)	(1.5)

Total income taxes	3.9	(0.8)	3.1

Net income	$28.4	15.5	43.9

Life and Disability Insurance Segment

	Year ended December 31, 2005
			Comparable
(Dollar amounts in thousands)	SVTS	GA Life	Basis

Operating revenues:
Net earned premiums:
Earned premiums	$24.2	63.7	87.9
Earned premiums ceded	(8.0)	(2.1)	(10.1)
Assumed earned premiums	0.4	—	0.4

Net earned premiums	16.6	61.6	78.2
Commission income on reinsurance	0.5	—	0.5

Premiums earned, net	17.1	61.6	78.7
Net investment income	3.0	10.6	13.6

Total operating revenues	20.1	72.2	92.3

Operating costs:
Policy benefits and claims incurred	8.9	29.0	37.9
Underwriting and other expenses	8.2	31.5	39.7

Total operating costs	17.1	60.5	77.6

Operating income	$3.0	11.7	14.7

Consolidated Operating Results
The following table sets forth our consolidated operating results for the years ended December 31, 2006, 2005 and 2004. The 2005 comparable basis information is presented to provide a more meaningful comparison of the 2006 and 2005 periods, see “Significant Transactions — Consolidated” included in this Item.

		Comparable
(Dollar amounts in millions)	2006	Basis 2005	2005	2004

Years ended December 31,
Revenues:
Premiums earned, net	$1,511.6	1,441.8	1,380.2	1,299.0
Administrative service fees	14.1	14.4	14.4	9.2
Net investment income	42.7	39.7	29.1	26.8

Total operating revenues	1,568.4	1,495.9	1,423.7	1,335.0
Net realized investment gains	0.8	11.6	7.2	11.0
Net unrealized investment gain (loss) on trading securities	7.7	(4.7)	(4.7)	3.0
Other income, net	2.3	3.7	3.7	3.4

Total revenues	1,579.2	1,506.5	1,429.9	1,352.4

Benefits and expenses:
Claims incurred	1,259.0	1,237.3	1,208.3	1,115.8
Operating expenses	236.1	213.2	181.7	171.9

Total operating costs	1,495.1	1,450.5	1,390.0	1,287.7
Interest expense	16.6	9.0	7.6	4.6

Total benefits and expenses	1,511.7	1,459.5	1,397.6	1,292.3

Income before taxes	67.5	47.0	32.3	60.1

Income tax expense	13.0	3.1	3.9	14.3

Net income	$54.5	43.9	28.4	45.8

Year ended December 31, 2006 compared with the year ended December 31, 2005
Operating Revenues
Consolidated premiums earned, net and administrative service fees presented a combined increase during 2006 of $131.1 million, or 9.4%, to $1.5 billion in the 2006 period as compared to the 2005 period. On a comparable basis, including GA Life’s results from both periods, consolidated earned premiums, net and administrative service fees increased by $69.5 million, or 4.8%. These increases were primarily due to an increase in our managed care segment, principally due to strong growth from our Medicare Advantage and PDP products, net of a decrease in the Reform sector due to the loss of the Metro-North region.
Consolidated net investment income presented an increase of $13.6 million, or 46.7%, to $42.7 million during the year 2006. On a comparable basis, the consolidated net investment income increased by $3.0 million, or 7.6%, during the 2006 period. This increase is primarily the result of a higher balance of invested assets and an increase in yield during 2006.
Net realized investment gains
Consolidated net realized investment gains presented a decrease of $6.4 million, or 88.9%, to $0.8 million during 2006. On a comparable basis, the consolidated net realized investment gains decreased by $10.8 million, or 93.1%, during the 2006 period. This decrease is primarily the a result of high levels of sales of investments in 2005 in order to take advantage of a temporary reduction in the capital gains tax rate for sales of long-term capital assets, thus causing relatively significant gains to be realized in the 2005 period.
Net unrealized gain (loss) on trading securities and other income, net
The combined balance of our consolidated net unrealized gain on trading securities and other income, net was $10.0 million during the 2006 period, an increase of $11.0 million on both an actual and comparable basis. This increase is attributable to unrealized gains in the trading portfolios held by the segments in equity securities. The loss in 2005 period is attributable to the realization of gains in that period, as discussed above.
Claims Incurred
Consolidated claims incurred during 2006 increased by $50.7 million, or 4.2%, to $1.3 billion in 2006 when compared to the claims incurred during 2005. On a comparable basis, the consolidated claims incurred increased by $21.7 million, or 1.8%, principally due to increased claims in the managed care segment as a result of increased enrollment in the Medicare Advantage and PDP sectors, net of a decrease in the Reform sector. In addition, the loss ratio on a comparable basis decreased by 2.5 percentage points.
Operating Expenses
Consolidated operating expenses during 2006 increased by $54.4 million, or 29.9%, to $236.1 million in the 2006 period as compared to the operating expenses during the 2005 period. On a comparable basis, consolidated operating expenses increased by $22.9 million, or 10.7%, which is attributed primarily to increased volume of business across all of our businesses during the 2006 period. In addition, we experienced normal increases in payroll and related expenses, commission expenses and information technology related costs.
Interest expense
Consolidated interest expense for 2006 period increased by $9.0 million, to $16.6 million in 2006. On a comparable basis, consolidated interest expense increased by $7.6 million, primarily due to the interest expense corresponding to new debt incurred during the fourth quarter of 2005 and during the first quarter of 2006 in connection with the GA Life acquisition.
Income tax expense
The consolidated effective tax rate increased by 7.2 percentage points, from 12.1% in 2005 to 19.3% in 2006, primarily due to an increase in non-exempt income, offset in part by an increase in net income relating to the life insurance segment, which has a lower effective tax rate than the other lines of business.
Year ended December 31, 2005 compared with the year ended December 31, 2004
Operating Revenues
Consolidated premiums earned, net and administrative service fees presented a combined increase of $86.4 million, or 6.6%, to $1.4 billion during 2005, $85.5 million of which was from the managed care segment across many of our products.
Consolidated net investment income presented an increase of $2.3 million, or 8.6%, to $29.1 million during the year 2005, principally due a higher balance of invested assets as well as to a higher yield during 2005.

Page41

Net realized investment gains
Consolidated net realized investment gains presented a decrease of $3.8 million, or 34.5%, to $7.2 million during 2005, principally due to higher sales of investments in common stocks during 2004.
Net unrealized gain (loss) on trading securities and other income, net
The combined balance of our consolidated net unrealized gain on trading securities and other income, net decreased by $7.4 million, or 115.6%, to a loss of $1.0 million in 2005, primarily reflecting unrealized losses in equity securities. We experienced an unrealized loss in 2005 because, during the second quarter of 2005, we sold certain equity investments with unrealized gains in order to take advantage of a temporary reduction in the capital gains tax rate, thus eliminating the unrealized gains that would have offset the unrealized losses in our portfolios during this period.
Claims Incurred
Consolidated claims incurred increased by $92.5 million, or 8.3%, to $1.2 billion during 2005. This increase was principally driven by fluctuations in the claims incurred by the managed care segment, primarily due to increased utilization, costs of services and enrollment.
Operating Expenses
Consolidated operating expenses increased by $9.8 million, or 5.7%, to $181.7 million in 2005, primarily due to increased business volume and startup costs associated with the launching of our new Medicare Advantage products.
Interest expense
Consolidated interest expense in 2005 period increased by $3.0 million, to $7.6 million, primarily due to the interest expense corresponding to new debt incurred by our managed care subsidiary in September 2004.
Income tax expense
The consolidated effective tax rate decreased from 23.8% in 2004 to 12.1% in 2005 due to the net effect of an increase in exempt interest income during 2005, which decreased the effective rate, and an increase in the property and casualty insurance segment’s deferred tax expense.

Page42

Managed Care Operating Results
We offer our products in the managed care segment to four distinct market sectors in Puerto Rico: commercial, Reform, Medicare Advantage and stand-alone prescription drug plans. The commercial sector represented 47.2%, and the Reform sector represented 30.2%, of our consolidated premiums earned, net during the year 2006 and 2.4% and 13.8%, respectively, of our operating income for this period. Earned premiums, net and operating income generated from our Medicare Advantage contracts during the year 2006 represented 11.3% and 45.9% of the consolidated earned premiums, net and operating income, respectively.

(Dollar amounts in millions, except enrollment data)	2006	2005	2004

Years ended December 31,
Medical operating revenues:
Medical premiums earned, net:
Commercial	$713.2	734.5	714.5
Reform	455.8	510.8	484.7
Medicare Advantage	155.7	34.2	—
PDP	15.1	—	—

Medical premiums earned	1,339.8	1,279.5	1,199.2
Administrative service fees	16.9	15.5	10.3
Net investment income	18.8	17.0	16.0

Total medical operating revenues	1,375.5	1,312.0	1,225.5

Medical operating costs:
Medical claims incurred	1,173.6	1,155.9	1,058.6
Medical operating expenses	156.4	140.0	130.7

Total medical operating costs	1,330.0	1,295.9	1,189.3

Medical operating income	$45.5	16.1	36.2

Additional data:
Member months enrollment:
Commercial:
Fully-insured	5,272,987	5,632,249	5,755,380
Self funded	1,861,833	1,840,716	1,692,108

Total commercial	7,134,820	7,472,965	7,447,488
Reform	6,484,270	7,465,777	7,377,048
Medicare Advantage	281,274	71,947	—
PDP	180,444	—	—

Total member months	14,080,808	15,010,689	14,824,536

Medical loss ratio	87.6%	90.3%	88.3%
Medical expense ratio	11.5%	10.8%	10.8%
Year ended December 31, 2006 compared with the year ended December 31, 2005
Medical Operating Revenues
Medical premiums earned during 2006 increased by $60.3 million, or 4.7%, to $1.3 billion when compared to earned premiums during 2005, principally as a result of the following:
•	Medical premiums generated by the Medicare Advantage business increased during 2006 by $121.5 million, or 355.3%, primarily due to an increase in member months enrollment of 209,327, or 290.9%, reflecting the initial ramp-up of this business, which commenced in 2005, and the introduction of additional Medicare Advantage policies. In January 2006, we expanded our Medicare Advantage business with the introduction of Medicare Platino for the dual-eligible population, the medically indigent Medicare-qualified beneficiaries. We expect that Medicare Advantage enrollment will continue to experience significant growth, but not at the same pace as in this initial period.

•	In January 2006, we introduced a new Part D stand-alone prescription drug plan (PDP), FarmaMed, which had member months enrollment of 180,444 and premiums of $15.1 million during the 2006 period. We have noted a trend in this business, where the membership of our PDP business is transferring to one of our Medicare Advantage policies, thus we expect a slight decrease in the enrollment of this business.

•	During 2006, member months enrollment in the Reform business decreased by 981,507, or 13.1%, and premiums earned during the year decreased by $55.0 million, or 10.8%. This business experienced a decrease in its member months as a result of the loss of the Metro-North region effective November 1, 2006. Monthly premiums earned from the Metro-North region averaged approximately $16.2 million in 2006. In addition, this business also experienced a shift in membership by dual eligibles to Medicare Advantage policies offered by us and our competitors and a tightening of membership restrictions by the Puerto Rico government. The effect of this decrease in membership was mitigated by an increase in premium rates, effective August 1, 2005, of approximately 5.0%.

•	Medical premiums generated by the commercial sector decreased by $21.3 million, or 2.9%. This decrease is due to a decrease in member months of 359,262, or 6.4%, primarily as a result of the loss of several fully-insured accounts due to aggressive marketing and pricing by our competitors as well as qualified enrollees transferring to our or our competitors’ Medicare Advantage policies and fully-insured groups changing to ASO arrangements, offset in part by an average increase in premium rates of approximately 3.7%.
Administrative service fees increased by $1.4 million, or 9.0%, to $16.9 million during the 2006 period due to an increase in member months enrollment of ASO arrangements of 21,117, or 1.1%, and increases in fee rates.
Medical Claims Incurred
Medical claims incurred during 2006 increased by $17.7 million, or 1.5%, to $1.2 billion when compared to 2005. The increase in medical claims incurred is mostly related to the medical claims incurred of the Medicare Advantage and PDP businesses, which increased by $92.7 million during the 2006 period due to an increase in members, mitigated by a decrease of $66.7 million in medical claims incurred related to the decreased enrollment of the Reform business. The medical loss ratio decreased by 2.7 percentage points during the 2006 period, to 87.6%, primarily driven by lower utilization trends in the Reform business and the increased relative contribution in the 2006 period of our Medicare Advantage business, which has had a lower medical loss ratio than our other businesses.
Medical Operating Expenses
Medical operating expenses for 2006 increased by $16.4 million, or 11.7%, to $156.4 million when compared to 2005. This increase is primarily attributed to additional administrative costs related to the growth of our Medicare Advantage business of approximately $9.8 million and an increase of $4.4 million in technology-related costs and ordinary course payroll and payroll related increases. The segment’s operating expense ratio increased by 0.7 percentage points during the 2006 period.
Year ended December 31, 2005 compared with the year ended December 31, 2004
Medical Operating Revenues
Medical premiums earned, net increased by $80.3 million, or 6.7%, to $1.3 billion during 2005, primarily as a result of the following:
•	Medical premiums earned of the Medicare Advantage business, which began operating in 2005, amounted to $34.2 million. During 2005 the Medicare Advantage sector had a member months enrollment of 71,947.
•	Medical premiums earned of the Reform sector increased by $26.1 million, or 5.4%, during 2005. The increase in the medical premiums earned of this business is the result of an increase in average premium rates of 4.5% and an increase in member months enrollment of 88,729, or 1.2%, due to an increase in the number of Reform eligibles.
•	Medical premiums earned of the commercial sector increased by $20.0 million, or 2.8%, during 2005 due to the net effect of a 6.0% increase in average premium rates and a decrease in member months enrollment of 123,131, or 2.1%. The decrease in enrollment is primarily due to a continuation of the trend of employers shifting their groups from fully-insured to ASO arrangements and a decrease in the member months enrollment of local government employees and individual accounts as retirees change to Medicare Advantage policies.
Administrative service fees increased by $5.2 million, or 50.5%, to $15.5 million during the 2005 period due to an increase in member months enrollment of ASO arrangements of 148,608, or 8.8%, and an increase in the rates charged to certain of these groups.
Medical Claims Incurred
Medical claims incurred during 2005 increased by $97.3 million, or 9.2%, to $1.2 billion in 2005 due to increased enrollment and an increase in claims experience trends. The medical loss ratio increased by 2.0 percentage points

Page44

during the same period, from 88.3% in 2004 to 90.3% in 2005, principally driven by higher utilization levels and costs per service in the Reform business, particularly with respect to cardiovascular services, dialysis, obstetrics, office visits, prescription drugs, laboratory services and specialized procedures, such as MRIs and CT scans. The medical claims incurred of the Reform and commercial businesses increased by $40.2 million and $57.1 million, respectively, in 2005. Medical claims experience trends in the commercial sector increased from 5.7% in 2004 to 6.7% in 2005.
Medical Operating Expenses
Medical operating expenses increased by $9.3 million, or 7.1%, to $140.0 million in 2005 principally due to expenses amounting to $9.4 million related to the launch of the new Medicare Advantage product, new business generated during the year and the commencement of preparations to comply with SOX 404, offset in part by a reduction of approximately $2.8 million in expenses related to several operating projects that were completed during 2005 but had been ongoing during most of 2004, such as changes due to the requirements of HIPAA. The medical operating expense ratio was unchanged at 10.8% in 2004 and 2005.
Life Insurance Operating Results
The 2005 comparable basis information included in the following table is presented to provide a more meaningful comparison of the 2006 and 2005 periods, see “Significant Transactions — Consolidated” included in this Item.

		Comparable
(Dollar amounts in millions)	2006	Basis 2005	2005	2004

Years ended December 31,
Operating revenues:
Premiums earned, net
Premiums earned, net	$91.9	87.9	24.2	23.7
Premiums earned ceded	(9.7)	(10.1)	(8.0)	(7.8)
Assumed premiums earned	4.4	0.4	0.4	—

Net premiums earned	86.6	78.2	16.6	15.9
Commission income on reinsurance	0.3	0.5	0.5	0.5

Premiums earned, net	86.9	78.7	17.1	16.4
Net investment income	13.7	13.6	3.0	2.8

Total operating revenues	100.6	92.3	20.1	19.2

Operating costs:
Policy benefits and claims incurred	43.6	37.9	8.9	11.2
Underwriting and other expenses	45.8	39.7	8.2	7.4
Total operating costs	89.4	77.6	17.1	18.6

Operating income	$11.2	14.7	3.0	0.6

Additional data:
Loss ratio	50.2%	48.2%	52.0%	68.3%
Expense ratio	52.7%	50.4%	48.0%	45.1%
Year ended December 31, 2006 compared with the year ended December 31, 2005
Operating Revenues
Premiums earned for the segment increased by $67.7 million, or 279.8%, to $91.9 million in 2006 as compared to the 2005 period, reflecting the acquisition of GA Life in 2006. On a comparable basis, premiums earned during 2006 increased by $4.0 million, or 4.6%. This increase is primarily the result of an increase in the life business attributed to new sales of ordinary life and monthly debt ordinary insurance (MDO) policies, as well as an increase in the cancer and other dreaded diseases business.
On December 22, 2005, we entered into a coinsurance funds withheld agreement with GA Life pursuant to which our former subsidiary SVTS assumed 69% of all the business written by GA Life (prior to its acquisition by us) as of and after the effective date of the agreement. Since we acquired GA Life effective January 31, 2006, our results reflect premiums assumed of $4.4 million, which represents our share of premiums for the month of January 2006 under the coinsurance agreement. The effects of the reinsurance transactions corresponding to this agreement were eliminated for consolidated financial statement purposes for the period following January 31, 2006.

Policy Benefits and Claims Incurred
Policy benefits and claims incurred in 2006 increased by $34.7 million, or 389.9%, to $43.6 million in the 2006 period when compared to the 2005 period. On a comparable basis, policy benefits and claims incurred increased by $5.7 million, or 15.0%, due in part to our share of claims and actuarial reserves for the month of January 2006 under the coinsurance agreement with GA Life amounting to $2.3 million. In addition, this segment also experienced increases in death benefits, policy surrenders and in policy reserves of approximately $3.6 million, primarily as the result of new sales in the ordinary life and MDO business and to the natural growth of actuarial reserves, which contributed to the increase in the loss ratio on a comparable basis by 2.0 percentage points, from 48.2% in 2005 to 50.2% in the 2006 period.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased from $8.2 million to $45.8 million in 2006 period. On a comparable basis, underwriting and other expenses increased by $6.1 million, or 15.4%. The segment’s operating expense ratio on a comparable basis increased by 2.3 percentage points during the year 2006, from 50.4% in to 52.7% in 2006. The increase in underwriting and other expenses includes $1.8 million relating to our share of commissions and other operating expenses for the month of January 2006 under the coinsurance agreement with GA Life. The remaining increase in operating expenses is mostly related to management fees charged by TSM and an increase in the amortization expense resulting from the deferred policy acquisition costs and value of business acquired arising from the acquisition of GA Life.
Year ended December 31, 2005 compared with the year ended December 31, 2004
Operating Revenues
Premiums earned increased by $0.5 million, or 2.1%, to $24.2 million in 2005 as compared to 2004, primarily as a result of an increase in the cancer and other dreaded diseases line of business, which was introduced in the second half of 2004, offset in part by a decrease in the group life line of business due to the termination of a major group with an adverse history of losses.
On December 22, 2005, we entered into a coinsurance funds withheld reinsurance agreement with GA Life pursuant to which GA Life assumed 69% of all business written as of and after the effective date of the agreement. During December 2005, we recorded assumed premiums related to this agreement amounting to $0.4 million.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred decreased by $2.3 million, or 20.5%, to $8.9 million in 2005, primarily as a result of the termination or non-renewal of unprofitable groups. As a result, the loss ratio decreased by 16.3 percentage points, from 68.3% in 2004 to 52.0% in 2005.
Underwriting and Other Expenses
Underwriting and other expenses increased by $0.8 million, or 10.8%, to $8.2 million in 2005, primarily due to increase in commission and other related expenses in the cancer and other dreaded diseases line of business. The operating expense ratio increased by 2.9 percentage points, from 45.1% in 2004 to 48.0% in 2005.

Property and Casualty Insurance Operating Results

(Dollar amounts in millions)	2006	2005	2004

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$158.9	151.1	141.8
Premiums ceded	(65.7)	(59.2)	(52.2)
Change in unearned premiums	(4.7)	(5.1)	(3.4)

Premiums earned, net	88.5	86.8	86.2
Net investment income	9.6	8.7	7.7

Total operating revenues	98.1	95.5	93.9

Operating costs:
Claims incurred	41.7	43.6	46.0
Underwriting and other operating expenses	45.2	39.6	40.2

Total operating costs	86.9	83.2	86.2

Operating income	$11.2	12.3	7.7

Additional data:
Loss ratio	47.1%	50.2%	53.4%
Expense ratio	51.1%	45.6%	46.6%
Combined ratio	98.2%	95.8%	100.0%

Year ended December 31, 2006 compared with the year ended December 31, 2005
Operating Revenues
Total premiums written during 2006 increased by $7.8 million, or 5.2%, to $158.9 million, principally as a result of increases in the dwelling and commercial property mono-line, commercial multi-peril and auto physical damage lines of business.
Premiums ceded to reinsurers increased by $6.5 million, or 11.0%, to $65.7 million as a result of an increase in the portion of risk ceded to reinsurers and to increases in the cost of reinsurance, particularly in non-proportional treaties, including catastrophe coverage. The ratio of premiums ceded to premiums written increased by 2.1 percentage points, from 39.2% in the 2005 period to 41.3% in the 2006 period.
Claims Incurred
Claims incurred in the 2006 period decreased by $1.9 million, or 4.4%, to $41.7 million, mostly as the result of the segment’s efforts to improve the quality of underwriting and improvements in the claims handling process. The loss ratio decreased by 3.1 percentage points during this period, to 47.1%.
Underwriting and Other Operating Expenses
Underwriting and other operating expenses in 2006 increased by $5.6 million, or 14.1%, to $45.2 million. The operating expense ratio increased by 5.5 percentage points during the same period, to 51.1% in 2006. These increases are primarily due to increases in commission expenses due to increased volume and commission rate increases reflecting market conditions and salaries and benefits expenses, as well as costs associated with the implementation of new IT systems.
Year ended December 31, 2005 compared with the year ended December 31, 2004
Operating Revenues
Total premiums written increased by $9.3 million, or 6.6%, to $151.1 million in 2005, primarily due to increases in the commercial multi-peril package and auto physical damage lines of business.
Premiums ceded to reinsurers increased by $7.0 million, or 13.4%, to $59.2 million in 2005, primarily as a result of an increase in business volume. The ratio of premiums ceded to total premiums written increased by 2.4 percentage points, from 36.8% in 2004 to 39.2% in 2005, as a result of an increase in the portion of risk ceded to reinsurers, particularly in the commercial and personal lines quota share arrangements as well as increases in cost of reinsurance.

Claims Incurred
Claims incurred decreased by $2.4 million, or 5.2%, to $43.6 million in 2005. The loss ratio decreased by 3.2 percentage points, to 50.2% in 2005. These decreases are primarily due to net losses of $2.1 million incurred in 2004 from the effects of Tropical Storm Jeanne in September 2004.
Underwriting and Other Operating Expenses
Underwriting and other operating expenses decreased by $0.6 million, or 1.5%, to $39.6 million in 2005, and the operating expense ratio decreased by 1.0 percentage points, to 45.6% in 2005.
Liquidity and Capital Resources
Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(dollar amounts in millions)	2006	2005	2004

Years ended December 31,
Sources of cash:
Cash provided by operating activities	$73.7	49.1	8.8
Proceeds from long-term borrowings	35.0	60.0	50.0
Proceeds from short-term borrowings	117.8	174.1	20.4
Proceeds from annuity contracts	6.0	11.5	11.0
Other	—	3.9	6.8

Total sources of cash	232.5	298.6	97.0

Uses of cash:
Net purchases of investment securities	(7.6)	(92.9)	(41.5)
Acquisition of GA Life, net of cash acquired	(27.8)	—	—
Capital expenditures	(11.9)	(7.6)	(3.5)
Dividends	(6.2)	—	—
Payments of long-term borrowings	(2.5)	(5.1)	(2.6)
Payments of short-term borrowings	(119.5)	(174.0)	(57.4)
Surrenders of annuity contracts	(16.0)	(5.1)	(4.6)
Other	(8.7)	—	—

Total uses of cash	(200.2)	(284.7)	(109.6)

Net increase (decrease) in cash and cash equivalents	$32.3	13.9	(12.6)

Year ended December 31, 2006 compared to year ended December 31, 2005
Cash provided by operating activities increased by $24.6 million, or 50.1%, to $73.7 million during 2006. It is principally due to a 10% increase in premiums collected, offset in part by a 4% increase in claims losses and benefits paid, reflecting primarily lower utilization trends in the managed care segment during 2006. Also, our operating cash flows during 2006 include the operating cash flows of GA Life, not present in prior years. The effect of these fluctuations was mitigated by a decrease in net proceeds from sales of our trading portfolio following the sale of $71.9 million of our corporate bond trading portfolio during 2005.
Proceeds from long-term borrowings amounted to $35.0 million during 2006 as a result of the issuance and sale of our 6.7% senior unsecured notes during the first quarter of 2006, which were used for the acquisition of GALife.
Net purchases of investment securities decreased by $85.3 million during the 2006 period, primarily as a result of 2005 acquisitions of available-for-sale securities with the proceeds from the sale of our corporate bonds trading portfolio.
On January 31, 2006, we acquired GA Life at a cost of $27.8 million, net of $10.4 million of cash acquired.
Capital expenditures increased by $4.3 million as a result of the renovation of a building adjacent to our corporate headquarters as well as costs related to the acquisition by our property and casualty insurance segment of an insurance application and hardware to manage its operations.
On January 13, 2006, we declared and paid dividends to our shareholders amounting to $6.2 million.

The 2006 period reflects net surrenders of annuity contracts of $10 million while the 2005 period presents net proceeds from annuity contracts of $6.4 million. This fluctuation is principally due to an increase in the amount of annuity surrenders and a decrease in the proceeds received from the fixed deferred annuity product in the 2006 period.
Year ended December 31, 2005 compared to year ended December 31, 2004
Cash provided by operating activities increased by $40.3 million during 2005 to $49.1 million, principally due to an increase in 2005 of the net proceeds received from sales of our corporate bonds trading portfolio, offset by an increase in claims, losses and benefits paid at a higher rate than the premiums collected during 2005. During 2005, the amount of claims, losses and benefits paid increased by 9% while the amount of premiums collected increased by 7%. The fluctuation in the increase in the amount of claims, losses and benefits paid over premiums collected is primarily due to the higher utilization and cost trends experienced by the managed care segment during 2005.
Proceeds from long-term borrowings increased by $10.0 million during 2005 due to the net effect of the $60.0 million proceeds received from the issuance and sale of our 6.6% senior unsecured notes in December 2005 and the $50.0 million proceeds received from the issuance and sale of our managed care subsidiary’s 6.3% senior unsecured notes in September 2004 to repay, among other things, short term borrowings.
Net purchases of investments increased by $51.4 million during 2005 principally as a result of investments in available-for-sale securities with the net proceeds obtained from the sale of our corporate bonds trading portfolio.
Capital expenditures increased by $4.1 million in 2005 in connection with the renovation of one of our properties and the acquisition of an insurance operations system by our property and casualty insurance segment.
Net payments of short-term debt decreased by $37.1 million as a result of the repayment of short-term borrowings incurred by us in 2003 to pay the tax liability related to the closing agreement with the Puerto Rico Treasury Department (PRTD) upon the termination of our tax exemption. This repayment was made with the proceeds of the long-term debt described above.
Financing and Financing Capacity
We have several short-term facilities available to address timing differences between cash receipts and disbursements. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of December 31, 2006, we had $53.0 million of available credit under these facilities. There were no outstanding short-term borrowings under these facilities as of December 31, 2006. Outstanding borrowings under these short-term facilities as of December 31, 2005 amounted to $1.7 million, which were paid out of our operating cash flows in 2006.
As of December 31, 2006, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes). The 6.7% notes were privately placed to various institutional accredited investors. The notes pay interest each month until the principal becomes due and payable. These notes can be redeemed after five years at par, in whole or in part, as determined by us. The proceeds obtained from this issuance were used to finance the acquisition of 100% of the common stock of GA Life effective January 31, 2006.

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes). The 6.6% notes were privately placed to various institutional accredited investors. The notes pay interest each month until the principal becomes due and payable. These notes can be redeemed after five years at par, in whole or in part, as determined by us. The proceeds obtained from this issuance were used to pay the initial ceding commission to GA Life on the effective date of the coinsurance funds withheld reinsurance agreement.

•	On September 30, 2004 our managed care subsidiary issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes). The 6.3% notes are unconditionally guaranteed as to payment of principal, premium, if any, and interest by us. The notes were privately placed to various institutional accredited investors. The notes pay interest semiannually until the principal becomes due and payable. These notes can be prepaid after five years at par, in whole or in part, as determined by our managed care subsidiary. Most of the proceeds obtained from this issuance were used to repay $37.0 million of short-term borrowings. The remaining proceeds were used for general business purposes.
The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain covenants. At December 31, 2006, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
In addition, we are a party to two secured term loans with a commercial bank, FirstBank Puerto Rico. These secured loans bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a margin specified at the time of the agreement. As of December 31, 2006, the two secured loans had outstanding balances of $27.6 million and

$10.5million, respectively, and average annual interest rates of 6.1% and 6.4%, respectively. The first secured loan requires monthly principal repayment of $0.1 million. The second secured loan requires repayment of principal amounts of not less than $0.3 million and integral multiples of $0.1 million in excess thereof and must be repaid by August 1, 2007.
These secured loans are guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. These secured loans contain certain covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of December 31, 2006, we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loans’ outstanding balances. Principal repayments on these loans are expected to be paid out from our operating and investing cash flows.
We have an interest rate swap agreement, which changes the variable rate of one of our credit agreements and fixes the rate at 4.72%. We continually monitor existing and alternative financing sources to support our capital and liquidity needs.
We anticipate that we will have sufficient liquidity to support our currently expected needs.
Planned Capital Expenditures
During 2005, our managed care business began a project to change a significant part of its operations computer system. This project is expected to cost approximately $40.0 million and is expected to be completed by 2011. Our managed care business expects to incur costs of approximately $15.6 million during 2007 in this project. We estimate that $11.3 million of the costs incurred in 2007 will be capitalized over the system’s useful life and the remaining amount will be expensed. This amount is expected to be paid out of the operating cash flows of our managed care business.
Contractual Obligations
Our contractual obligations impact our short and long-term liquidity and capital resource needs. However, our future cash flow prospects cannot be reasonably assessed based solely on such obligations. Future cash outflows, whether contractual or not, will vary based on our future needs. While some cash outflows are completely fixed (such as commitments to repay principal and interest on borrowings), most are dependent on future events (such as the payout pattern of claim liabilities which have been incurred but not reported).
The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, and excludes an estimate of the future cash outflows related to the following liabilities:
•	Liability for future policy benefits — This liability was excluded because we do not expect to make payments in the future until the occurrence of an insurable event, such as death or disability, or because the occurrence of a payment triggering event, such as the surrender of a policy or contract, is not under our control. The determination of the timing of payment of this liability is not reasonably fixed and determinable since the insurable event has not yet occurred. As of December 31, 2006, our liability for future policy benefits amounted to $180.4 million.

•	Unearned premiums — This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow. As of December 31, 2006, we had $113.6 million in unearned premiums.

•	Policyholder deposits — The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain. There are currently no significant policyholder deposits in paying status. As of December 31, 2006, our policyholder deposits had a carrying amount of $45.4 million.

•	Other long-term liabilities — Due to the indeterminate nature of their cash outflows, $56.2 million of other long-term liabilities are not reflected in the following table, including $32.3 million of liability for the pension benefits and $13.6 million in liabilities to the Federal Employees Health Benefit Plan.

		Contractual obligations by year
(Dollar amounts in millions)	Total	2007	2008	2009	2010	2011	Thereafter

Long-term borrowings (1)	$326.8	23.7	12.7	12.5	12.5	12.4	253.0
Operating leases	16.8	4.6	3.6	3.1	2.6	2.7	0.2
Purchase obligations (2)	135.5	132.0	0.3	0.5	0.4	0.4	1.9
Claim liabilities (3)	282.6	193.0	50.9	11.6	10.2	6.5	10.4

	$761.7	353.3	67.5	27.7	25.7	22.0	265.5

(1)	As of December 31, 2006, our long-term borrowings consist of our managed care subsidiary’s 6.3% senior unsecured notes payable (which are unconditionally guaranteed as to payment of principal, premium, if any, and interest by us), our 6.6% senior unsecured notes payable, our 6.7% senior unsecured notes payable, and loans payable to a commercial bank. Total contractual obligations for long-term borrowings include the current maturities of long term debt. For the 6.3%, 6.6% and 6.7% senior unsecured notes, scheduled interest payments were included in the total contractual obligations for long-term borrowings until the maturity dates of the notes in 2019, 2020, and 2021, respectively. We may redeem the notes starting five years after issuance; however no redemption is considered in this schedule. The interest payments related to our loans payable were estimated using the interest rate applicable as of December 31, 2006 for each of the loans. The actual amount of interest payments of the loans payable will differ from the amount included in this schedule due to the loans’ variable interest rate structure. See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.

(2)	Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction. Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above. Estimated pension plan contributions amounting to $5.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.

(3)	Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses. This amount does not include an estimate of claims to be incurred subsequent to December 31, 2006. The expected claims payments are an estimate and may not necessarily present the actual claims payments to be made by us. Also, the estimated claims payments included in the table above do not include $32.1 million of reserves ceded under reinsurance contracts. Since reinsurance contracts do not relieve us from our obligations to policyholders, in the event that any of the reinsurance companies is unable to meet its obligations under the existing reinsurance agreements, we would be liable for such defaulted amounts.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Restriction on Certain Payments by the Corporation’s Subsidiaries
Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico. The se regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by the insurance subsidiaries to TSM. Our managed care subsidiary is required to have minimum capital of $1.0 million, our life insurance subsidiary is required to have minimum capital of $2.5 million and our property and casualty insurance subsidiary is required to have minimum capital of $3.0 million. As of December 31, 2006, our insurance subsidiaries were in compliance with such minimum capital requirements.
These regulations are not directly applicable to us, as a holding company, since we are not an insurance company.
Our credit agreements restrict the amount of dividends that we and our subsidiaries can declare or pay to stockholders. Under to the credit agreements, dividend payments cannot be made in excess of the accumulated retained earnings of the paying entity.
We do not expect that any of the previously described dividend restrictions will have a significant effect on our ability to meet our cash obligations.

Solvency Regulation
To monitor the solvency of the operations, the BCBSA requires us and our managed care subsidiary to comply with certain specified levels of RBC. RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio). The RBC ratio reflects the risk profile of insurance companies. At December 31, 2006, both we and our managed care subsidiary’s estimated RBC ratio was above the 200% of our RBC required by the BCBSA and the 375% of our RBC level required by the BCBSA to avoid monitoring.
Other Contingencies
Legal Proceedings
Various litigation claims and assessments against us have arisen in the course of our business, including but not limited to, our activities as an insurer and employer. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations.
Based on the information currently known by our management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have a material adverse effect on our financial position, results of operations and cash flows. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could, from time to time, have an adverse effect on our operating results and/or cash flows. See “Item 3 — Legal Proceedings”.
Guarantee Associations
To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared to be insolvent. These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged. During 2006, 2005 and 2004, we paid assessments in connection with insurance companies declared insolvent in the amount of $0.8 million, $1.0 million and $1.1 million, respectively. It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.
Pursuant to the Puerto Rico Insurance Code, our property and casualty insurance subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED) and of the Sindicato de Aseguradores de Responsabilidad Profesional para Médicos. Both syndicates were organized for the purpose of underwriting medical-hospital professional liability insurance. As a member, the property and casualty insurance segment shares risks with other member companies and, accordingly, is contingently liable in the event the previously mentioned syndicates cannot meet their obligations. During 2006, 2005 and 2004, no assessment or payment was made for this contingency. It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.
In addition, pursuant to Article 12 of Rule LXIX of the Insurance Code, our property and casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association). The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998. As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code. During the three-year period ended December 31, 2006, the Association distributed good experience refunds. The segment received refunds amounting to $0.8 million, $0.9 million and $0.8 million in 2006, 2005, and 2004, respectively.
Critical Accounting Estimates
Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate the accounting policies and estimates we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience and various other assumptions it believes to be reasonable under the circumstances. The following is an explanation of our accounting policies considered most significant by management. These accounting policies require us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information is known. Actual results could differ materially from those estimates.
The policies discussed below are considered by management to be critical to an understanding of our financial statements because their application places the most significant demands on management’s judgment, with financial reporting results relying on estimation about the effect of matters that are inherently uncertain. For all these policies, management cautions that future events may not necessarily develop as forecasted, and that the best estimates routinely require adjustment. Management believes that the amounts provided for these critical accounting estimates are adequate.
Claim Liabilities
Claim liabilities as of December 31, 2006 by segment were as follows:

			Property and
	Managed	Life	Casualty
(Dollar amounts in millions)	Care	Insurance	Insurance	Consolidated

Claims processed and incomplete (1)	$72.0	26.3	48.9	147.2
Unreported losses (2)	108.0	8.5	34.2	150.7
Unpaid loss-adjustment expenses (3)	5.3	0.3	11.2	16.8

	$185.3	35.1	94.3	314.7

(1)	The liability for claims processed and incomplete represents those claims that have been incurred and reported to us that remain unpaid as of the balance sheet date. This amount includes claims that have been investigated and adjusted but have not been paid as well as those reported claims that have not gone through the investigation and adjustment process.

(2)	The liability for estimated unreported losses is the amount needed to provide for the estimated ultimate cost of settling those claims related to insured events that have occurred but have not been reported to us.

(3)	The liability for unpaid loss-adjustment expenses is the amount needed to provide for the estimated ultimate cost required to investigate and adjust claims related to insured events that have occurred as of the balance sheet date, whether or not the claims have been reported to us at that date.
Management continually evaluates the potential for changes in its claim liabilities estimates, both positive and negative, and uses the results of these evaluations to adjust recorded claim liabilities and underwriting criteria. Our profitability depends in large part on our ability to accurately predict and effectively manage the amount of claims incurred, particularly those of the managed care segment and the losses arising from the property and casualty and life insurance segment. Management regularly reviews its premiums and benefits structure to reflect our underlying claims experience and revised actuarial data; however, several factors could adversely affect our underwriting results. Some of these factors are beyond management’s control and could adversely affect its ability to accurately predict and effectively control claims incurred. Examples of such factors include changes in health practices, economic conditions, change in utilization trends, healthcare costs, the advent of natural disasters, and malpractice litigation. Costs in excess of those anticipated could have a material adverse effect on our results of operations.
We recognize claim liabilities as follows:
Managed Care Segment
At December 31, 2006, claim liabilities for the managed care segment amounted to $185.3 million and represented 58.9% of our total consolidated claim liabilities and 18.5% of our total consolidated liabilities.
Liabilities for reported but incomplete claims are recorded at the contractual rate. Liabilities for unreported losses are determined employing actuarial methods that are commonly used by managed care actuaries and meet Actuarial Standards of Practice, which require that the claim liabilities be adequate under moderately adverse circumstances. The segment determines the amount of the liability for unreported losses by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project a best estimate of claim liabilities. Under this process, historical claims incurred dates are compared to actual dates of claims payment. This information is analyzed to create “completion” or “development” factors that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the total expected claims incurred.

The majority of unpaid claims, both reported and unreported, for any period are those claims which are incurred in the final months of the period. Since the percentage of claims paid during the period with respect to claims incurred in those months is generally very low, the above-described completion factor methodology is less reliable for such months. In order to complement the analysis to determine the unpaid claims, historical completion factors and payment patterns are applied to incurred and paid claims for the most recent twelve months and compared to the prior twelve month period. Incurred claims for the most recent twelve months also take into account recent claims expense levels and health care trend levels, or “trend factors”. Using all of the above methodologies, our actuaries determine based on the different circumstances the unpaid claims as of the end of any period.
Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed.
Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, regulatory and legislative requirements, claim processing patterns and claim submission patterns. A comparison of prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination. In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability. Changes in such development are recorded as a change to current period benefit expense. The re-estimates or recasts are done monthly for the previous four calendar quarters. On average, about 75% of the claims are paid the first quarter following the incurrence date and about 10% are paid during the second quarter, for a total of 85% paid during the first six months following the incurrence date.
Management regularly reviews its assumptions regarding claim liabilities and makes adjustments to claims incurred when necessary. If management’s assumptions regarding cost trends and utilization are significantly different than actual results, our statement of earnings and financial position could be impacted in future periods. Changes to prior year estimates may result in an increase in claims incurred or a reduction of claims incurred in the period the change is made. Further, due to the considerable variability of health care costs, adjustments to claims liabilities are made in each period and are sometimes significant as compared to the net income recorded in that period. Prior year development of claim liabilities is recognized immediately upon the actuary’s judgment that a portion of the prior year liability is no longer needed or that an additional liability should have been accrued. Health care trends are monitored in conjunction with the claim reserve analysis. Based on these analyses, rating trends are adjusted to anticipate future changes in health care cost or utilization. Thus, the managed care segment incorporates those trends as part of the development of premium rates in an effort to keep premium rating trends in line with claims trends.
As described above, completion factors and trend factors can have a significant impact on determination of our claim liabilities. The following example provides the estimated impact on our December 31, 2006 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:
(Dollar amounts in millions)

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase		(Decrease) Increase
	In unpaid claim	In claims trend	In unpaid claim
In completion factor	liabilities	factor	liabilities

(0.6)%	$7.2	(0.6)%	$9.3
(0.4)%	4.8	(0.4)%	6.2
(0.2)%	2.4	(0.2)%	3.1
0.2%	(2.4)	0.2%	(3.1)
0.4%	(4.7)	0.4%	(6.2)
0.6%	(7.1)	0.6%	(9.3)

[1]	Assumes (decrease) increase in the completion factors for the most recent twelve months.
[2]	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.
The segments’ reserving practice is to consistently recognize the actuarial best estimate as the ultimate liability for claims within a level of confidence required by actuarial standards. Management believes that the methodology for determining the best estimate for claim liabilities at each reporting date has been consistently applied.
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year-end are continually reviewed and re-estimated as information regarding actual claims payments, or run-out, becomes known. This information is compared to the originally established year-end liability. Negative amounts reported for incurred claims related to prior years result from claims being settled for amounts less than originally estimated. The reverse is true of reserve shortfalls. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 95%, of any redundancy or shortfall relates to claims incurred in the previous calendar year-end, with the remaining 5% related to claims incurred prior to the previous calendar year-end. In 2004, the managed care segment’s claim payment patterns were affected by a slowdown in claims submission from providers due to HIPAA coding changes that occurred during the latter half of 2003 and by the effect of tropical storm Jeanne, which limited access to providers during the months of September and October 2004. The first event affects historical completion factors while the second event changed utilization trends. Management has not noted any significant emerging trends in claim frequency and severity, other than those described above, and the normal fluctuation in utilization trends from year to year.
The following table shows the variance between the segment’s total incurred claims as reported and the total incurred claims for such years had they been determined retrospectively (the “Incurred claims related to current period insured events” for the year shown plus or minus the “Incurred claims related to prior period insured events” for the following year as included in note 9 to the audited consolidated financial statements). This table shows that the segments’ estimates of this liability have approximated the actual development.

(Dollar amounts in millions	2005	2004	2003

Total incurred claims:
As reported (1)	$1,148.2	1,062.7	1,026.0
On a retrospective basis	1,137.5	1,070.4	1,021.9

Variance	$10.7	(7.7)	4.1

Variance to total incurred claims as reported	0.9%	-0.7%	0.4%

(1)	Includes total claims incurred less adjustments for prior year reserve development.
Management expects that substantially all of the development of the 2006 estimate of medical claims payable will be known during 2007 and that the variance of the total incurred claims on a retrospective basis when compared to reported incurred claims will be similar to the prior years.
In the event this segment experiences an unexpected increase in health care cost or utilization trends, we have the following options to cover claim payments:
•	Through the management of our cash flows and investment portfolio.

•	We have the ability to increase the premium rates throughout the year in the monthly renewal process, when renegotiating the premiums for the following contract year of each group as they become due. We consider the actual claims trend of each group when determining the premium rates for the following contract year.

•	We have available short-term borrowing facilities that from time to time address differences between cash receipts and disbursements.
For additional information on our credit facilities, see section “Financing and Financing Capacity” of this Item.
Life Insurance Segment
At December 31, 2006, claim liabilities for the life insurance segment amounted to $35.1 million and represented 11.2% of total consolidated claim liabilities and 3.5% of our total consolidated liabilities.
The claim liabilities related to the life insurance segment are based on methods and underlying assumptions in accordance with GAAP and applicable actuarial standards. The estimate of claim liabilities for this segment is based on the amount of benefits contractually determined and on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have not been reported. This estimate relies on actuarial observations of ultimate loss experience for similar historical events. Principal assumptions used in the establishment of claim liabilities for this segment are mortality, morbidity and claim submission patterns, among others.
Claim reserve reviews are generally conducted on a quarterly basis, in light of continually updated information, and include participation of the segment’s external actuaries. Our actuaries review reserves using the current inventory of policies and claims data. These reviews incorporate a variety of actuarial methods, judgments and analysis.
The key assumption with regard to claim liabilities for our life insurance segment is related to claims included prior to the end of the year, but not yet reported to our subsidiary. A liability for these claims is estimated based upon experience with regards to amounts reported subsequent to the close of business in prior years. There are uncertainties attendant to these estimates; however, in recent years our estimates have proved to be slightly conservative.
Property and Casualty Insurance Segment
At December 31, 2006, claim liabilities for the property and casualty insurance segment amounted to $94.3 million and represented 30.0% of the total consolidated claim liabilities and 9.4% of our total consolidated liabilities.
Estimates of the ultimate cost of claims and loss-adjustment expenses of this segment are based largely on the assumption that past developments, with appropriate adjustments due to known or unexpected changes, are a reasonable basis on which to predict future events and trends, and involve a variety of actuarial techniques that analyze current experience, trends and other relevant factors. Property and casualty insurance claim liabilities are categorized and tracked by line of business. Medical malpractice policies are written on a claims-made basis. Policies written on a claims-made basis require that claims be reported during the policy period. Other lines of business are written on an occurrence basis.
Individual case estimates for reported claims are established by a claims adjuster and are changed as new information becomes available during the course of handling the claim. Our property and casualty business, other than medical malpractice, is primarily short-tailed business, where losses (e.g. paid losses and case reserves) are generally reported quickly.
Claim reserve reviews are generally conducted on a quarterly basis, in light of continually updated information, and include the participation of the segment’s external actuaries. Our actuaries certify reserves for both current and prior accident years using current claims data. These reviews incorporate a variety of actuarial methods, judgments, and analysis. For each line of business, a variety of actuarial methods are used, with the final selections of ultimate losses that are appropriate for each line of business selected based on the current circumstances affecting that line of business. These selections incorporate input from management, particularly from the claims, underwriting and operations divisions, about reported loss cost trends and other factors that could affect the reserve estimates.
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
At December 31, 2006, the actuarial reserve range determined by the actuaries was from $90.4 million to $101.0 million. Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves. Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to more mature accident years and less volatile lines of business. Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $4.6 million and $3.6 million, respectively.
Liability for Future Policy Benefits
Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. The segment computes the amounts for actuarial liabilities in conformity with GAAP.
Liabilities for future policy benefits for whole life and term insurance products are computed by the net level premium method, using interest assumptions ranging from 5.0 percent to 5.4 percent and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued (or when a block of business was purchased, as applicable). Accident and health reserves are stated at amounts determined by estimates on individual claims and estimates of unreported claims based on past experience. Liabilities for universal life policies are stated at policyholder account values before surrender charges. Deferred annuity reserves are carried at the account value.
The liabilities for all products, except for universal life and deferred annuities, are based upon a variety of actuarial assumptions that are uncertain. The most significant of these assumptions are the level of anticipated death and health claims. Other assumptions that are less significant to the appropriate level of the liability for future policy benefits are anticipated policy persistency rates, investment yields, and operating expense levels. These are reviewed frequently by our subsidiary’s external actuaries, to assure that the current level of liabilities for futures policy benefits is sufficient, in combination with anticipated future cash flows, to provide for all contractual obligations. Note that, for all products except for universal life and deferred annuities, according to SFAS No. 60, Accounting and Reporting by Insurance Enterprises, the basis for the liability for future policy benefits is established at the issue of each contract and would only change if our segment’s experience deteriorates to the point that the level of the liability is not adequate to provide for future policy benefits. To date, our analysis indicates that this event is not likely.
Based upon the most recent actuarial reviews of all of these assumptions, we do not anticipate material changes to the level of these liabilities in the future.
Deferred Policy Acquisition Costs and Value of Business Acquired
Certain costs for acquiring life and property and casualty insurance business are deferred. Acquisition costs related to the managed care business are expensed as incurred.
The costs of acquiring new life business, principally commissions, and certain variable underwriting, agency and policy issue expenses of our life insurance segment, have been deferred. These costs, including value of business acquired (VOBA) recorded upon our acquisition of GA Life, are amortized to income over the premium-paying period of the related whole life and term insurance policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of universal life policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits. The expected premiums revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining the liability for future policy benefits. For universal life policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on the amortization of deferred policy acquisition costs for revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.
The schedules of amortization of the life insurance deferred policy acquisition costs (DPAC) and the VOBA are based upon actuarial assumptions regarding future events that are uncertain. For all products, other than universal life and deferred annuities, the most significant of these assumptions are the level of contract persistency and investment yield rates. Note that for these products according to FASB No. 60 the basis for the amortization of DPAC and VOBA are established at the issue of each contract and would only change if our segment’s experience deteriorates to the point that the level of the liability is not adequate to provide for future policy benefits. To date, our analysis indicates that this event is not likely. For the universal life and deferred annuity products, amortization schedules are based upon the level of historic and anticipated gross profit margins, from the date of each contract’s issued (or purchase, in the case of VOBA). These schedules are based upon several actuarial assumptions that are uncertain, are reviewed annually and are modified if necessary. The most significant of these assumptions are anticipated universal life claims, investment yield rates and contract persistency. Based upon the most recent actuarial reviews of all of the assumptions, we do not acticipate material changes to the level of these amortization schedules in the futures.
The property and casualty business acquisition costs consist of commissions incurred during the production of business and are deferred and amortized ratably over the terms of the policies.
Impairment of Investments
Impairment of an investment exists if a decline in the estimated fair value below the amortized cost of the security is deemed to be other than temporary. An impairment review of securities to determine if impairment exists is subjective and requires a high degree of judgment. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds estimated fair value, general market conditions (like changes in interest rates), our ability and intent to hold the security until recovery in estimated fair value, the duration of the estimated fair value decline and the financial condition and specific prospects for the issuer. Management regularly performs market research and monitors market conditions to evaluate impairment risk. A decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost, which is deemed to be other than temporary, results in a reduction of the carrying amount to its fair value. The impairment is charged to operations when that determination is made and a new cost basis for the security is established.
During the years ended December 31, 2006 and 2005 we recognized other-than-temporary impairments amounting to $2.1 and $1.4 million, respectively, on one of our equity securities classified as available for sale. No other-than-temporary impairment was recognized in 2004. As of December 31, 2006, of the total amount of investments in securities of $869.1 million, $83.4 million, or 10%, are classified as trading securities, and thus are recorded at fair value with changes estimated fair value recognized in the statement of operations. The remaining $785.7 million is classified as either available-for-sale or held-to-maturity and consists of high-quality investments. Of this amount, $664.4 million, or 85%, are securities in U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, obligations of the Commonwealth of Puerto Rico, mortgage backed and collateralized mortgage obligations that are U.S. agency-backed, and obligations of U.S. and Puerto Rican government instrumentalities. The remaining

$121.3 million, or 15%, are from corporate fixed and equity securities. Gross unrealized losses as of December 31, 2006 of the available-for-sale and held-to-maturity portfolios amounted to $14.5 million.
The impairment analysis as of December 31, 2006 and 2005 indicated that, other than the equity security for which an other-than-temporary impairment was recognized, none of the securities whose carrying amount exceeded its estimated fair value was other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuer, movement of interest rates, specific situations within corporations, among others. Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses related to other-than-temporary declines being charged against future income. Taking into account the quality of the securities in the investment portfolio, the amount of unrealized losses within the available-for-sale and held-to-maturity portfolios, and past experience, management believes that, the amount of likely future impairments in the next year should not be material.
Our fixed maturity securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Our equity securities are sensitive to equity price risks, for which potential losses could arise from adverse changes in the value of equity securities. For additional information on the sensitivity of our investments, see “Item 7A — Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.
A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005 is included in note 4 to the audited consolidated financial statements.
Allowance for Doubtful Receivables
We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables. The allowance for doubtful receivables amounted to $18.2 million and $12.2 million as of December 31, 2006 and 2005, respectively. The amount of the allowance is based on the age of unpaid accounts, information about the customer’s creditworthiness and other relevant information. The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known. In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts. These percentages are based on our collection experience and are periodically evaluated. A significant change in the level of uncollectible accounts would have a material effect on our results of operations.
In addition to premium-related receivables, we evaluate the risk in the realization of other accounts receivable, including balances due from third parties related to overpayment of medical claims and rebates, among others. These amounts are individually analyzed and the allowance determined based on the specific collectivity assessment and circumstances of each individual case.
We consider this allowance adequate to cover potential losses that may result from our inability to subsequently collect the amounts reported as accounts receivable. However, such estimates may change significantly in the event that unforeseen economic conditions adversely impact the ability of third parties to repay the amounts due to us.
Other Significant Accounting Policies
We have other accounting policies that are important to an understanding of the financial statements. See note 2 to the audited consolidated financial statements.
Recently Issued Accounting Standards
Statement of Financial Accounting Standards (SFAS) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, was issued in February 2007. This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value and does not establish requirements for recognizing and measuring dividend income, interest income, or interest expense. This statement does not eliminate disclosure requirements included in other accounting standards. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions SFAS No. 157, Fair Value Measurements. We are currently evaluating the effect of this statement on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches in evaluating whether or not a misstatement is material. SAB No. 108 is effective for fiscal years ended after November 15, 2006. The adoption of this SAB did not have a material impact on the our consolidated financial statements.
SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued in September 2006. This statement changes financial reporting by requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also changes financial reporting by requiring employers to measure the funded status of a plan as of the date of its year-end statement of financial position. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide required disclosures as of the end of the fiscal year ended after December 15, 2006. An employer without publicly traded equity is required to recognize the funded status of a defined benefit pension plan and to provide required disclosures as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We adopted the provisions of this statement in the consolidated financial statements as of December 31, 2006 as further discussed in note 18 to our audited consolidated financial statements.
SFAS No. 157, Fair Value Measurements, was issued in September 2006. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; it applies under other accounting statements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Except for certain exceptions, the provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied. We are currently evaluating the effect of this statement on our consolidated financial statements.
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109, was issued in June 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material impact on our consolidated financial statements.
SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, was issued in March 2006. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have an impact on our consolidated financial statements.
SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, was issued in February 2006. This statement amends SFAS No. 133, Accounting for Derivatives and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to re-measure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. This statement also clarifies certain issues included in the amended SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired and issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have an impact on our consolidated financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business. We are also subject to additional market risk with respect to certain of our financial instruments. We must effectively manage, measure, and monitor the market risk associated with our invested assets and interest rate sensitive liabilities. We have established and implemented comprehensive policies and procedures to minimize the effects of potential market volatility.

Market Risk Exposure
We have exposure to market risk mostly in our investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices. Analytical tools and monitoring systems are in place to assess each one of the elements of market risks.
As in other insurance companies, investment activities are an integral part of our business. Insurance statutes regulate the type of investments that the insurance segments are permitted to make and limit the amount of funds that may be invested in some types of securities. We have a diversified investment portfolio with a large portion invested in investment-grade, fixed income securities.
Our investment philosophy is to maintain a largely investment-grade fixed income portfolio, provide adequate liquidity for expected liability durations and other requirements, and maximize total return through active investment management.
We evaluate the interest rate risk of our assets and liabilities regularly, as well as the appropriateness of investments relative to our internal investment guidelines. We operate within these guidelines by maintaining a diversified portfolio, both across and within asset classes.
We have a finance committee, composed of members of the board of directors, which monitors and approves investment policies and procedures. Investment decisions are centrally managed by investment professionals based on the guidelines established by the finance committee. The investment portfolio is managed following those policies and procedures.
Our investment portfolio is predominantly comprised of U.S. Treasury securities, obligations of U.S. government-sponsored enterprises, obligations of state and political subdivisions, obligations of the Commonwealth of Puerto Rico and obligations from U.S. and Puerto Rican government instrumentalities. These investments comprised approximately 76% of the total portfolio value as of December 31, 2006, of which 12% consisted of U. S. agency-backed mortgage backed securities and collateralized mortgage obligations. The remaining balance of the investment portfolio consists of an equity securities portfolio that seeks to replicate the S&P 500 Index, a large-cap growth index, a large-cap value index, mutual funds, investments in local stocks from well-known financial institutions and investments in corporate bonds.
We use a sensitivity analysis to measure the market risk related to our holdings of invested assets and other financial instruments. This analysis estimates the potential changes in fair value of the instruments subject to market risk. The sensitivity analysis was performed separately for each of our market risk exposures related to our trading and other than trading portfolios. This sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance. Our actual losses in any particular year could exceed the amounts indicated in the following paragraphs. Limitations related to this sensitivity analysis include:
•	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages; and

•	the model assumes that the composition of assets and liabilities remains unchanged throughout the year.
Accordingly, we use such models as tools and not as a substitute for the experience and judgment of our management.
Interest Rate Risk
Our exposure to interest rate changes results from our significant holdings of fixed maturity securities. Investments subject to interest rate risk are held in our other-than-trading portfolios. We are also exposed to interest rate risk from our two variable interest credit agreements and from our policyholder deposits.
Equity Price Risk
Our investments in equity securities expose us to equity price risks, for which potential losses could arise from adverse changes in the value of equity securities. Financial instruments subject to equity prices risk are held in our trading and other-than-trading portfolios.

Risk Measurement
Trading Portfolio
Our trading securities are a source of market risk. As of December 31, 2006, our trading portfolio was comprised of investments in publicly-traded common stocks. The securities in the trading portfolio are believed by management to be high quality and are diversified across industries and readily marketable. Trading securities are recorded at fair value, and changes in fair value are included in operations. The fair value of the investments in trading securities is exposed to equity price risk. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2006 and 2005, the hypothetical loss in the fair value of these investments would have been approximately $8.3 million and $7.8 million, respectively.
Other than Trading Portfolio
Our available-for-sale and held-to-maturity securities are also a source of market risk. As of December 31, 2006 approximately 92% and 100% of our investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed income securities. The remaining balance of the available-for-sale portfolio is comprised of equity securities. Available-for-sale securities are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The fair value of the investments in the other-than-trading portfolio is exposed to both interest rate risk and equity price risk.
Interest Rate Risk
We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies. From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200 and 300 basis point rate shifts. Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths. Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc. Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available. The following table sets forth the result of this analysis for the years ended December 31, 2006 and 2005.
(Dollar amounts in millions)

	Expected	Amount of	%
Change in Interest Rates	Fair Value	Decrease	Change

December 31, 2006:
Base Scenario	$749.7

+100 bp	716.6	(33.1)	(4.4)%

+200 bp	685.8	(63.9)	(8.5)%

+300 bp	657.1	(92.6)	(12.4)%

December 31, 2005:
Base Scenario	$560.1

+100 bp	532.4	(27.7)	(4.9)%

+200 bp	512.0	(48.1)	(8.6)%

+300 bp	492.7	(67.4)	(12.0)%

We believe that an interest rate shift in a 12-month period of 100 basis points represents a moderately adverse outcome, while a 200 basis point shift is significantly adverse and a 300 basis point shift is unlikely given historical precedents. Although we classify 88% of our fixed income securities as available-for-sale, our cash flows and the intermediate duration of our investment portfolio should allow us to hold securities until maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.

Equity Price Risk
Our equity securities in the available-for-sale portfolio are comprised primarily of stock of several Puerto Rican financial institutions and mutual funds. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2006 and 2005, the hypothetical loss in the fair value of these investments would have been approximately $6.2 million and $5.2 million, respectively.
Other Risk Measurement
We are subject to interest rate risk on our two variable interest credit agreements and our policyholder. Shifting interest rates do not have a material effect on the fair value of these instruments. The two credit agreements have a variable interest rate structure, which reduces the potential exposure to interest rate risk. The policyholder deposits have short-term interest rate guarantees, which also reduce the accounts’ exposure to interest rate risk.
We have an interest-rate related derivative instrument to manage the variability caused by interest rate changes in the cash flows of one of its credit agreements. This swap changes the variable-rate cash flow exposure on the debt obligations to fixed-rate cash flows. Shifting interest rates have an effect on the fair value of the interest rate swap agreement. We assess interest rate risk by monitoring changes in interest rate exposures that may adversely impact the fair value of the interest rate swap agreement. We monitor interest rate risk attributable to both our outstanding or forecasted debt obligations as well as our offsetting hedge position. As of December 31, 2006 and 2005, the estimated fair value of the interest rate swap amounted to $0.5 million and $0.6 million, respectively, and was included within “other assets” in the consolidated balance sheets. Assuming an immediate decrease of 10% in period-end rates as of December 31, 2006 and 2005, the hypothetical loss in the estimated fair value of the interest rate swap is estimated to approximate $0.1 million and $0.1 million, respectively.
We have invested in other derivative instruments with a market value of approximately $14.0 million and $13.3 million as of December 31, 2006 and 2005 in order to diversify our investment in securities and participate in foreign stock markets.
In 2005, we invested in two structured note agreements amounting to $5.0 million each, under which the interest income received is linked to the performance of the Dow Jones Euro STOXX 50 and Nikkei 225 Equity Indices (the Indices). Under these agreements the principal invested by us is protected, the only amount that varies according to the performance of the Indices is the interest to be received upon the maturity of the instruments. Should the Indices experience a negative performance during the holding period of the structured notes, no interest will be received and no amount will be paid to the issuer of the structured notes. The contingent interest payment component within the structured note agreements meets the definition of an embedded derivative. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, the embedded derivative component of the structured note is separated from the structured notes and accounted for separately as a derivative instrument. The derivative component of the structured notes exposes us to credit risk and market risk. We minimize credit risk by entering into transactions with counterparties that we believe to be high-quality based on their credit ratings. The market risk is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2006 and 2005, the fair value of the derivative component of the structured notes amounted to $6.3 million and $5.3 million, respectively, and is included within “other assets” in the consolidated balance sheets. Assuming an immediate decrease of 10% in the period-end Indices as of December 31, 2006 and 2005, the hypothetical loss in the estimated fair value of the derivative component of the structured notes would have been approximately $0.6 million and $0.5 million, respectively The investment component of the structured notes, which had a fair value of $7.6 million and $8.0 million as of December 31, 2006 and 2005, respectively, is accounted for as a held-to-maturity debt security and is included within “investment in securities” in the consolidated balance sheet and its risk measurement is evaluated along the other investments in “— Other Than Trading Portfolio” above.
Item 8. Financial Statements and Supplementary Data.
Financial Statements
For our audited consolidated financial statements as of December 31, 2006 and 2005 and for the three years ended December 31, 2006 see Index to financial statements in “Item 15 — Exhibits and Financial Statement Schedules” to this Annual Report on Form 10-K.

Selected Quarterly Financial Data
For the selected quarterly financial data corresponding to the years 2006 and 2005, see note 27 of the audited consolidated financial statements as of December 31, 2006, 2005 and 2004.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Corporation’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.
Item 9B. Other Information.
On March 6, 2007, the Board of Directors approved an amendment to the Corporation’s Amended and Restated By-Laws. Under the amendments, shareholders may now submit proposals, including nominations for directors, for both annual and special meetings of share holders. The amendments also specify when shareholder proposals, including nominations for directors, will be considered timely by the Corporation and modify the requirements for property submitted shareholder nominations of directors. Finally, the amendments specify the rules by which the Corporation will conduct meetings of shareholders. The amendments were effective on the date of their adoption by the Board of Directors. The complete text of the Amended and Restated By-Laws of the Corporation is available in Exhibit 3(ii) included in this Annual Report on Form 10-K.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
For the Code of Business Conduct and Ethics adopted by Corporation, see Exhibits 14.1(a) and 14.1(b) to this Annual Report on Form 10-K.
The remaining information required by this item is incorporated by reference to the sections “Board of Directors,” “Executive Officers”, “Other Relationships, Transactions and Events”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Standing Committees — Nominations Committee”, and “Standing Committees — Audit Committee”, included in the Corporation’s definitive Proxy Statement.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the sections “Compensation Discussion and Analysis”, “Compensation Committee Report”, “Summary Compensation Table”, “Directors’ Compensation”, “Compensation Committee Interlocks and Insider Participation”, and “Compensation Committee Report” included in the Corporation’s definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the sections “Principal Shareholders” and “Stock Ownership of Directors and Executive Officers” included in the Corporation’s definitive Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is incorporated by reference to the section “Other Relationships, Transactions and Events” and “Board of Directors Independence” included in the Corporation’s definitive Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the section “Disclosure of Auditor’s Fees” included in the Corporation’s definitive Proxy Statement.
Item 15. Exhibits and Financial Statements Schedules.
Financial Statements and Schedules

Financial Statements	Description

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2006 and 2005

F-3	Consolidated Statements of Earnings for the years ended December 31, 2006, 2005 and 2004

F-4	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004

F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

F-7	Notes to Consolidated Financial Statements — December 31, 2006, 2005 and 2004

Financial Statements Schedules	Description

S-1	Schedule II — Condensed Financial Information of the Registrant

S-2	Schedule III — Supplementary Insurance Information

S-3	Schedule IV — Reinsurance

S-4	Schedule V — Valuation and Qualifying Accounts
Schedule I — Summary of Investments was omitted because the information is disclosed in the notes to the audited consolidated financial statements. Schedule VI — Supplemental Information Concerning Property Casualty Insurance Operations was omitted because the schedule is not applicable to the Corporation.
Exhibits

Exhibits	Description

3(i)	Articles of Incorporation of Triple-S Management Corporation as amended (English Translation).

3(ii)	By-Laws of Triple-S Management Corporation as amended (English Translation).

10.1	Puerto Rico Health Insurance Contract for the Metro-North Region (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003 (File No. 0-49762)).

Exhibits	Description

10.1 (a)	Extension to the Puerto Rico Health Insurance Contract for the Metro-North Region (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 (File No. 0-49762)).

10.1 (b)	Extension to the Puerto Rico Health Insurance Contract for the Metro-North Region, dated July 18, 2006, (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 (File No. 0-49762)).

10.1 (c)	Extension to the Puerto Rico Health Insurance Contract for the Metro-North Region, dated October 31, 2006.

10.2	Puerto Rico Health Insurance Contract for the North Region (incorporated herein by reference to Exhibit 10.2 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003 (File No. 0-49762)).

10.2 (a)	Extension to the Puerto Rico Health Insurance Contract for the North Region (incorporate herein by reference to Exhibit 10.2 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 (File No. 0-49762)).

10.2 (b)	Extension to the Puerto Rico Health Insurance Contract for the North Region, dated July 18, 2006, (incorporated herein by reference to Exhibit 10.2 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 (File No. 0-49762)).

10.2 (c)	Extension to the Puerto Rico Health Insurance Contract for the North Region, dated October 31, 2006.

10.3	Puerto Rico Health Insurance Contract for the South-West Region (incorporated herein by reference to Exhibit 10.3 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003 (File No. 0-49762)).

10.3 (a)	Extension to the Puerto Rico Health Insurance Contract for the South-West Region (incorporate herein by reference to Exhibit 10.3 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2005 (File No. 0-49762)).

10.3 (b)	Extension to the Puerto Rico Health Insurance Contract for the South-West Region, dated July 18, 2006, (incorporated herein by reference to Exhibit 10.2 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2006 (File No. 0-49762)).

10.3 (c)	Extension to the Puerto Rico Health Insurance Contract for the South-West Region, dated October 31, 2006.

10.4	Federal Employees Health Benefits Contract (incorporated herein by reference to Exhibit 10.5 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.5	Credit Agreement with FirstBank Puerto Rico in the amount of $41,000,000 (incorporated herein by reference to Exhibit 10.6 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.6	Credit Agreement with FirstBank Puerto Rico in the amount of $20,000,000 (incorporated herein by reference to Exhibit 10.7 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.7	Non-Contributory Retirement Program (incorporated herein by reference to Exhibit 10.8 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.8	License and other Agreements with Blue Shield (incorporated herein by reference to Exhibit 10.10 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.9	Employment Contract with Dr. Francisco Joglar-Pesquera (incorporated herein by reference to Exhibit 10.2 to TSM’s Quarterly Report on Form 10-Q

Exhibits	Description

for the Quarter Ended June 30, 2005 (File No. 0-49762)).

10.10	Stock Purchase Agreement by and between Triple-S Management Corporation and Great American Financial Resources, Inc. dated December 15, 2005 (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K filed on December 21, 2005 (File No. 0-49762)).

10.11	Reinsurance Agreement between Great American Life Assurance Company of Puerto Rico and Seguros de Vida Triple-S, Inc. dated December 15, 2005 (incorporated herein by reference to Exhibit 10.14 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-49762)).

10.12	6.30% Senior Unsecured Notes Due September 2019 Note Purchase Agreement, dated September 30, 2004, between Triple-S Management Corporation, Triple-S, Inc. and various institutional accredited investors (incorporated herein by reference to Exhibit 10.15 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-49762)).

10.13	6.60% Senior Unsecured Notes Due December 2020 Note Purchase Agreement, dated December 15, 2005, between Triple-S Management Corporation and various institutional accredited investors (incorporated herein by reference to Exhibit 10.16 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-49762)).

10.14	6.70% Senior Unsecured Notes Due December 2021 Note Purchase Agreement, dated January 23, 2006, between Triple-S Management Corporation and various institutional accredited investors (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006 (File No. 0-49762)).

11.1	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the years ended December 31, 2006, 2005 and 2004 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the notes to the consolidated financial statements.

12.1	Statement re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the years ended December 31, 2006, 2005 and 2004 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.

14.1 (a)	Code of Business Conduct and Ethics

14.1 (b)	Code of Ethics for Senior Financial Officers

21.1	List of Subsidiaries of the Corporation.

31.1	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

32.2	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.
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

Triple-S Management Corporation Registrant

By:	/s/ Ramón M. Ruiz-Comas Ramón M. Ruiz-Comas President and Chief Executive Officer	Date:	March 20, 2007

By:	/s/ Juan J. Román Juan J. Román Vice President of Finance and Chief Financial Officer	Date:	March 20, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilmer Rodríguez-Silva, MD Wilmer Rodríguez-Silva, MD Director and Chairman of the Board	Date:	March 20, 2007

By:	/s/ Mr. Mario S. Belaval Mr. Mario S. Belaval Director and Vice-Chairman of the Board	Date:	March 20, 2007

By:	/s/ Jesús R. Sánchez-Colón, MD Jesús R. Sánchez-Colón, MD Director and Secretary of the Board	Date:	March 20, 2007

By:	/s/ Miguel Nazario-Franco Miguel Nazario-Franco Director and Assistant Secretary of the Board	Date:	March 20, 2007

By:	/s/ Vicente J. León-Irizarry, CPA Vicente J. León-Irizarry, CPA Director and Treasurer of the Board	Date:	March 20, 2007

By:	/s/ Adamina Soto-Mártinez, CPA Adamina Soto-Mártinez, CPA Director and Assistant Treasurer of the Board	Date:	March 20, 2007

By:	/s/ Valeriano Alicea-Cruz, MD Valeriano Alicea-Cruz, MD Director	Date:	March 20, 2007

By:	/s/ Mr. José Árturo Álvarez-Gallardo Mr. José Árturo Álvarez-Gallardo Director	Date:	March 20, 2007

By:	/s/ Luis A. Clavell-Rodríguez. MD Luis A. Clavell-Rodríguez. MD Director	Date:	March 20, 2007

By:	/s/ Arturo R. Córdova-López, MD Arturo R. Córdova-López, MD Director	Date:	March 20, 2007

By:	/s/ Ms. Carmen Ana Culpeper-Ramírez Ms. Carmen Ana Culpeper-Ramírez Director	Date:	March 20, 2007

By:	/s/ Porfirio E. Díaz-Torres, MD Porfirio E. Díaz-Torres, MD Director	Date:	March 20, 2007

By:	/s/ Manuel Figueroa-Collazo, PE, Ph.D. Manuel Figueroa-Collazo, PE, Ph.D. Director	Date:	March 20, 2007

By:	/s/ José Hawayek-Alemañy, MD José Hawayek-Alemañy, MD Director	Date:	March 20, 2007

By:	/s/ Wilfredo López-Hernández, MD Wilfredo López-Hernández, MD Director	Date:	March 20, 2007

By:	/s/ Juan E. Rodríguez-Díaz, Esq. Juan E. Rodríguez-Díaz, Esq. Director	Date:	March 20, 2007

By:	/s/ Manuel Suárez-Méndez, P.E. Manuel Suárez-Méndez, P.E. Director	Date:	March 20, 2007

By:	/s/ Fernando J. Ysern Borrás, MD Fernando J. Ysern Borrás, MD Director	Date:	March 20, 2007

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(With Independent Auditors’ Report Thereon)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

KPMG LLP
American International Plaza
Suite 1100
250 Munoz Rivera Avenue
San Juan, PR 00918- 1819
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Triple-S Management Corporation:
We have audited the accompanying consolidated balance sheets of Triple-S Management Corporation and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triple-S Management Corporation and Subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in note 18 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.
March 7, 2007
Stamp No. 2155976 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2006 and 2005
(Dollar amounts in thousands, except per share data)

	2006	2005
Assets

Investments and cash:
Equity securities held for trading, at fair value (cost of $66,930 in 2006 and $69,397 in 2005)	$83,447	78,215
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $714,113 in 2006 and $524,287 in 2005)	702,566	515,174
Equity securities (cost of $50,132 in 2006 and $38,675 in 2005)	61,686	51,810
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $21,004 in 2006 and $20,760 in 2005)	21,450	21,129
Policy loans	5,194	—
Cash and cash equivalents	81,320	48,978

Total investments and cash	955,663	715,306

Premium and other receivables, net	165,358	244,038
Deferred policy acquisition costs and value of business acquired	111,417	81,568
Property and equipment, net	41,615	34,709
Net deferred tax asset	9,292	2,151
Other assets	62,164	59,690

Total assets	$1,345,509	1,137,462

Liabilities and Stockholders’ Equity

Claim liabilities:
Claims processed and incomplete	$147,211	139,694
Unreported losses	150,735	143,224
Unpaid loss-adjustment expenses	16,736	14,645

Total claim liabilities	314,682	297,563

Liability for future policy benefits	180,420	—
Liability for future policy benefits related to funds withheld reinsurance	—	118,635
Unearned premiums	113,582	95,703
Policyholder deposits	45,425	41,738
Liability to Federal Employees’ Health Benefits Program	13,563	4,356
Accounts payable and accrued liabilities	110,609	106,468
Borrowings	183,087	152,330
Income tax payable	9,242	—
Liability for pension benefits	32,300	11,966

Total liabilities	1,002,910	828,759

Stockholders’ equity:
Common stock, $40 par value. Authorized 12,500 shares; issued and outstanding 8,911 and 8,904 at December 31, 2006 and 2005, respectively	356	356
Additional paid-in capital	150,408	150,408
Retained earnings	211,266	162,964
Accumulated other comprehensive loss, net	(19,431)	(5,025)

	342,599	308,703

Commitments and contingencies

Total liabilities and stockholders’ equity	$1,345,509	1,137,462

See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Revenues:
Premiums earned, net	$1,511,626	1,380,204	1,298,959
Administrative service fees	14,089	14,445	9,242
Net investment income	42,657	29,138	26,820

Total operating revenues	1,568,372	1,423,787	1,335,021
Net realized investment gains	837	7,161	10,968
Net unrealized investment gain (loss) on trading securities	7,699	(4,709)	3,042
Other income, net	2,323	3,732	3,360

Total revenues	1,579,231	1,429,971	1,352,391

Benefits and expenses:
Claims incurred	1,258,981	1,208,367	1,115,793
Operating expenses	236,065	181,703	171,879

Total operating costs	1,495,046	1,390,070	1,287,672

Interest expense	16,626	7,595	4,581

Total benefits and expenses	1,511,672	1,397,665	1,292,253

Income before taxes	67,559	32,306	60,138

Income tax expense (benefit):
Current	15,407	4,033	14,606
Deferred	(2,381)	(160)	(271)

Total income taxes	13,026	3,873	14,335

Net income	$54,533	28,433	45,803

Basic net income per share	$6,120	3,193	5,135
See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Years ended December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholders’
	stock	capital	earnings	income (loss)	equity
Balance, December 31, 2003	$361	150,407	88,728	14,759	254,255
Stock redemption	(5)	1	—	—	(4)
Comprehensive income:
Net income	—	—	45,803	—	45,803
Net unrealized change in investment securities	—	—	—	1,101	1,101
Net change in minimum pension liability	—	—	—	(3)	(3)
Net change in fair value of cash-flow hedges	—	—	—	281	281

Total comprehensive income					47,182

Balance, December 31, 2004	356	150,408	134,531	16,138	301,433

Comprehensive income:
Net income	—	—	28,433	—	28,433
Net unrealized change in investment securities	—	—	—	(18,832)	(18,832)
Net change in minimum pension liability	—	—	—	(2,788)	(2,788)
Net change in fair value of cash-flow hedges	—	—	—	457	457

Total comprehensive income					7,270

Balance, December 31, 2005	356	150,408	162,964	(5,025)	308,703

Dividends declared	—	—	(6,231)	—	(6,231)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(16,081)	(16,081)
Comprehensive income:
Net income	—	—	54,533	—	54,533
Net unrealized change in investment securities	—	—	—	(3,212)	(3,212)
Net change in minimum pension liability	—	—	—	4,952	4,952
Net change in fair value of cash-flow hedges	—	—	—	(65)	(65)

Total comprehensive income					56,208

Balance, December 31, 2006	$356	150,408	211,266	(19,431)	342,599

See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Cash flows from operating activities:
Net income	$54,533	28,433	45,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,443	5,230	5,343
Net amortization (accretions) of investments	519	(209)	571
Provision for doubtful receivables	5,125	1,067	2,158
Deferred tax benefit	(2,381)	(160)	(271)
Net gain on sale of securities	(837)	(7,161)	(10,968)
Net unrealized (gain) loss of trading securities	(7,699)	4,709	(3,042)
Proceeds from trading securities sold or matured:
Fixed maturities sold	—	102,667	50,330
Equity securities	27,919	36,156	26,523
Acquisition of securities in trading portfolio:
Fixed maturities	—	(30,502)	(54,550)
Equity securities	(22,409)	(25,785)	(38,700)
Gain on sale of property and equipment	22	(1)	(16)
(Increase) decrease in assets:
Premiums receivable	(27,951)	(8,805)	(5,054)
Agent balances	395	(3,183)	(5,902)
Accrued interest receivable	614	6	18
Other receivables	(4,521)	5,099	(2,623)
Funds withheld reinsurance receivable	118,635	(118,635)	—
Reinsurance recoverable on paid losses	(6,147)	(3,419)	(8,429)
Deferred policy acquisition costs and value of business acquired	(7,026)	(62,856)	(2,041)
Other assets	(5,934)	(16,110)	(5,138)
Increase (decrease) in liabilities:
Claims processed and incomplete	2,803	2,412	16,267
Unreported losses	3,342	15,900	14,875
Loss-adjustment expenses	1,791	(74)	263
Liability for future policy benefits	14,022	—	—
Liability for future policy benefits related to funds withheld reinsurance	(118,635)	118,635	—
Unearned premiums	15,579	11,120	5,879
Policyholder deposits	1,810	1,231	1,003
Liability to FEHBP	9,207	(5,435)	2,320
Accounts payable and accrued liabilities	1,903	588	4,616
Income tax payable	12,595	(1,827)	(30,395)

Net cash provided by operating activities	$73,717	49,091	8,840

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$51,519	13,099	86,112
Fixed maturities matured	32,826	22,822	69,258
Equity securities	1,209	3,488	8,436
Securities held to maturity:
Fixed maturities matured	492	1,816	1,322
Acquisition of investments:
Securities available for sale:
Fixed maturities	(81,496)	(118,758)	(194,016)
Equity securities	(11,620)	(6,876)	(2,435)
Securities held to maturity:
Fixed maturities	(500)	(8,495)	(10,154)
Acquisition of business, net of $10,403 of cash acquired	(27,793)	—	—
Net disbursements for policy loans	(415)	—	—
Capital expenditures	(11,873)	(7,574)	(3,494)
Proceeds from sale of property and equipment	2	—	15

Net cash used in investing activities	(47,649)	(100,478)	(44,956)

Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(8,224)	3,914	6,730
Repayments of short-term borrowings	(119,547)	(174,035)	(57,355)
Proceeds from short-term borrowings	117,807	174,075	20,355
Repayments of long-term borrowings	(2,503)	(5,140)	(2,645)
Proceeds from long-term borrowings	35,000	60,000	50,000
Redemption of common stock	—	—	(4)
Dividends	(6,231)	—	—
Proceeds from annuity contracts	6,008	11,510	11,002
Surrenders of annuity contracts	(16,036)	(5,074)	(4,595)

Net cash provided by financing activities	6,274	65,250	23,488

Net increase (decrease) in cash and cash equivalents	32,342	13,863	(12,628)

Cash and cash equivalents, beginning of year	48,978	35,115	47,743

Cash and cash equivalents, end of year	$81,320	48,978	35,115

See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(1)	Nature of Business

Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico on January 17, 1997 to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries that are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance): (1) Triple-S, Inc. (TSI) a managed care organization that provides health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations located mainly in Puerto Rico; (2) Great American Life Assurance Company of Puerto Rico (GA Life), which is engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (3) Seguros Triple-S, Inc. (STS), which is engaged in the underwriting of property and casualty insurance policies. The Company and TSI are members of the Blue Cross and Blue Shield Association (BCBSA).

Effective January 31, 2006, the Company completed the acquisition of 100% of the common stock of GA Life and effective June 30, 2006, the Company merged the operations of its former life and accident and health insurance subsidiary, Seguros de Vida Triple-S, Inc. (SVTS), into GA Life. The results of operations and financial position of GA Life are included in the Company’s consolidated financial statements for the period following January 31, 2006. Prior to completing the acquisition of GA Life, the operations of SVTS were the sole component of the Company’s life insurance segment.

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

A substantial majority of the Company’s business activity is with insurers located throughout Puerto Rico, and as such, the Company is subject to the risks associated with the Puerto Rico economy.
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
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(b)	Cash Equivalents

Cash equivalents of $37,271 and $28,030 at December 31, 2006 and 2005, respectively, consist principally of certificates of deposit and obligations of the Commonwealth of Puerto Rico and the U.S. Treasury with an initial term of less than three months. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

(c)	Investments

Investment in securities at December 31, 2006 and 2005 consists mainly of U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, obligations of government sponsored entities, obligations of state and political subdivisions, mortgage-backed securities, collateralized mortgage obligations, corporate debt, and equity securities. The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities classified as held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale.

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

A decline in the fair value of any available-for-sale or held-to-maturity security below cost, that is deemed to be other than temporary, results in a reduction in carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, market conditions, changes in value subsequent to period-end and forecasted performance of the investee.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
Premiums and discounts are amortized or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned.

The Company regularly invests in mortgaged-backed securities and other securities subject to prepayment and call risk. Significant changes in prevailing interest rates may adversely affect the timing and amount of cash flows on such securities. In addition, the amortization of market premium and accretion of market discount for mortgaged-backed securities is based on historical experience and estimates of future payment speeds on the underlying mortgage loans. Actual prepayment speeds will differ from original estimates and may result in material adjustments to amortization or accretion recorded in future periods.

Realized gains and losses from the sale of available-for-sale securities are included in operations and are determined on a specific-identification basis.
(d)	Revenue Recognition
(i)	Managed Care

Subscriber premiums on the managed care business are billed in advance of their respective coverage period and the related revenue is recorded as earned during the coverage period. Managed care premiums are billed in the month prior to the effective date of the policy with a grace period of up to two months. If the insured fails to pay, the policy can be canceled at the end of the grace period at the option of the Company. Managed care premiums are reported as earned when due.

Premiums for the Medicare Advantage (MA) business are based on a bid contract with the Centers for Medicare and Medicaid Services (CMS) and billed in advance of the coverage period. MA contracts provide for a risk factor to adjust premiums paid for members that represent a higher or lower risk to the Company. Retroactive rate adjustments are made periodically based on the aggregate health status and risk scores of the Company’s MA membership. These risk adjustments are periodically recorded based on actuarial estimates.

The Company offers prescription drug coverage to Medicare eligible beneficiaries as part of its MA plans (MA-PD) and on a stand-alone basis (stand-alone PDP). Premiums are based on a bid contract with CMS that considers the estimated costs of providing prescription drug benefits to enrolled participants. MA-PD and stand-alone PDP premiums are subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug costs included in the bids to CMS to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the Company or in the Company refunding CMS a portion of the premiums collected. The Company estimates and records adjustments to earned premiums related to estimated risk corridor payments based upon actual prescription drug costs for each reporting period as if the annual contract were to end at the end of each reporting period.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
Administrative service fees include revenue from certain groups which have managed care contracts that provide for the group to be at risk for all or a portion of their claims experience. For these groups, the Company is not at risk and only handles the administration of the insurance coverage for an administrative service fee. The Company pays claims under self-funded arrangements from its own funds, and subsequently receives reimbursement from these groups. Claims paid under self–funded arrangements are excluded from the claims incurred in the accompanying consolidated financial statements. Administrative service fees under the self-funded arrangements are recognized based on the group’s membership or incurred claims for the period multiplied by an administrative fee rate plus other fees. In addition, some of these self-funded groups purchase aggregate and/or specific stop-loss coverage. In exchange for a premium, the group’s aggregate liability or the group’s liability on any one episode of care is capped for the year. Premiums for the stop-loss coverage are actuarially determined based on experience and other factors and are recorded as earned over the period of the contract in proportion to the coverage provided. This fully insured portion of premiums is included within the premiums earned, net in the accompanying consolidated statements of earnings. In addition, accounts for certain self-insured groups are charged or credited with interest expense or income as provided by the group’s contracts.

(ii)	Life and Accident and Health Insurance

Premiums on life insurance policies are billed in advance of their respective coverage period and the related revenue is recorded as earned when due. Premiums on accident and health and other short-term policies are recognized as earned primarily on a pro rata basis over the contract period. Premiums on credit life policies are recognized as earned in proportion to the amounts of insurance in-force. Revenues from universal life and interest sensitive policies represent amounts assessed against policyholders, including mortality charges, surrender charges actually paid, and earned policy service fees. The revenues for limited payment contracts are recognized over the period that benefits are provided rather than on collection of premiums.

(iii)	Property and Casualty Insurance

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
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(f)	Deferred Policy Acquisition Costs and Value of Business Acquired

Certain costs for acquiring life and accident and health, and property and casualty insurance business are deferred by the Company. Acquisition costs related to the managed care business are expensed as incurred.

In the life and accident and health business deferred acquisition costs consist of commissions and certain expenses related to the production of life, annuity, accident and health, and credit business. The amount of deferred policy acquisition costs is reduced by a provision for future maintenance and settlement expenses which are not provided through future premiums. The related amortization is provided, considering interest, over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies. Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated net realizable value. In determining estimated net realizable value, the computations give effect to the premiums to be earned, related investment income, losses and loss-adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Costs deferred on universal life and interest sensitive products are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality and surrender charges. Estimates used are based on the Company’s experience as adjusted to provide for possible adverse deviations. These estimates are periodically reviewed and compared with actual experience. When it is determined that future expected experience differs significantly from that assumed, the estimates are revised for current and future issues.

The value assigned to the insurance in-force of GA Life at the date of the acquisition is amortized using methods similar to those used to amortize the deferred policy acquisition costs of the life and accident and health business.

In the property and casualty business, acquisition costs consist of commissions incurred during the production of business and are deferred and amortized ratably over the terms of the policies.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
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

Estimated
Asset category	useful life
Buildings	20 to 50 years
Building improvements	3 to 5 years
Leasehold improvements	Shorter of estimated useful
life or lease term
Office furniture	5 years
Computer equipment, equipment,
and automobiles	3 years
(h)	Claim Liabilities

Claims processed and incomplete and unreported losses for managed care policies represent the estimated amounts to be paid to providers based on experience and accumulated statistical data. Loss-adjustment expenses related to such claims are accrued currently based on estimated future expenses necessary to process such claims.

TSI contracts with various independent practice associations (IPAs) for certain medical care services provided to some policies subscribers. The IPAs are compensated on a capitation basis. In the Reform business and one of the MA policies, TSI retains a portion of the capitation payments to provide for incurred but not reported losses. At December 31, 2006 and 2005, total withholdings and capitation payable amounted to $23,796 and $27,327, respectively, which are recorded as part of the liability for claims processed and incomplete in the accompanying consolidated balance sheets.

Unpaid claims and loss-adjustment expenses of the life and accident and health business are based on a case-basis estimates for reported claims, and on estimates, based on experience, for unreported claims and loss-adjustment expenses. The liability for policy and contract claims and claims expenses has been established to cover the estimated net cost of insured claims.

The liability for losses and loss-adjustment expenses for the property and casualty business represents individual case estimates for reported claims and estimates for unreported losses, net of any salvage and subrogation based on past experience modified for current trends and estimates of expenses for investigating and settling claims.

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
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
reviewed, and any adjustments are reflected in the consolidated statements of earnings in the period determined.

(i)	Future Policy Benefits

The liability for future policy benefits has been computed using the level-premium method based on estimated future investment yield, mortality, and withdrawal experience. The interest rate assumption is 5.0% for all years in issue. Mortality has been calculated principally on select and ultimate tables in common usage in the industry. Withdrawals have been determined principally based on industry tables, modified by Company’s experience.

(j)	Policyholder Deposits

Amounts received for annuity contracts are considered deposits and recorded as a liability. Interest accrued on such deposits, which amounted to $1,810, $1,230, and $1,004, during the years ended December 31, 2006, 2005, and 2004, respectively, is recorded as interest expense in the accompanying consolidated statements of earnings.

(k)	Reinsurance

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

(l)	Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to SFAS No. 133. These statements require that all derivative instruments, whether or not designated in hedging relationships, be recorded on the balance sheets at their respective fair values. Changes in the fair value of derivative instruments are
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
recorded in earnings, unless specific hedge accounting criteria are met in which case the change in fair value of the instrument is recorded within other comprehensive income.

On the date the derivative contract designated as a hedging instrument is entered into, the Company designates the instrument as either a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (fair-value hedge), a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash-flow hedge), a foreign currency fair-value or cash-flow hedge (foreign-currency hedge), or a hedge of a net investment in a foreign operation. For all hedging relationships the Company formally documents the hedging relationship and its risk-management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed, and a description of the method of measuring ineffectiveness. This process includes linking all derivatives that are designated as fair-value, cash-flow, or foreign-currency hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in fair values or cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a fair-value hedge, along with the loss or gain on the hedged asset or liability or unrecognized firm commitment of the hedged item that is attributable to the hedged risk, are recorded in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as hedge, until earnings are affected by the variability in cash flows of the designated hedged item. Changes in the fair value of derivatives that are highly effective as hedges and that are designated and qualify as foreign-currency hedges are recorded in either earnings or other comprehensive income, depending on whether the hedge transaction is a fair-value hedge or a cash-flow hedge. However, if a derivative is used as a hedge of a net investment in a foreign operation, its changes in fair value, to the extent effective as a hedge, are recorded in the cumulative translation adjustments account within other comprehensive income. The ineffective portion of the change in fair value of a derivative instrument that qualifies as either a fair-value hedge or a cash-flow hedge is reported in earnings. Changes in the fair value of derivative trading instruments are reported in current period earnings.

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
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
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

(m)	Income Taxes

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

(n)	Insurance-related Assessments

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

(o)	Impairment of Long-lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the balance sheets.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
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

(p)	Commitments and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. Recoveries of costs from third parties, which are probable of realization, are separately recorded as assets, and are not offset against the related liability.

(q)	Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The most significant items on the consolidated balance sheets that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the future are the claim liabilities, the deferred policy acquisition costs and value of business acquired, the liability for future policy benefits, liability for pension benefits and the allowance for doubtful receivables. As additional information becomes available (or actual amounts are determinable), the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are adequate.

(r)	Fair Value of Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in corporate bonds, premiums receivable, accrued interest receivable, and other receivables.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
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

(iii)	Policy Loans

Policy loans have no stated maturity dates and are part of the related insurance contract. The carrying amount of policy loans approximates fair value because their interest rate is reset periodically in accordance with current market rates.

(iv)	Receivables, Accounts Payable, and Accrued Liabilities

The carrying amount of receivables, accounts payable, and accrued liabilities approximates fair value because they mature and should be collected or paid within 12 months after December 31.

(v)	Policyholder Deposits

The fair value of policyholder deposits is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.

(vi)	Short-term Borrowings

The carrying amount of securities sold under agreements to repurchase is a reasonable estimate of fair value due to its short-term nature.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(vii)	Long-term Borrowings

The carrying amounts and fair value of the Company’s long-term borrowings are as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Loans payable to bank	$38,087	38,087	40,590	40,590
6.3% senior unsecured notes payable	50,000	47,897	50,000	49,546
6.6% senior unsecured notes payable	60,000	58,104	60,000	60,000
6.7% senior unsecured notes payable	35,000	34,062	—	—

Totals	$183,087	178,150	150,590	150,136

The carrying amount of the loans payable to bank approximates fair value due to its floating interest-rate structure. The fair value of the senior unsecured notes payable was determined using market quotations. Additional information pertinent to long-term borrowings is included in note 11.

(viii)	Derivative Instruments

Current market pricing models were used to estimate fair value of interest-rate swap agreement and structured notes agreements. Fair values were determined using market quotations provided by outside securities consultants or prices provided by market makers. Additional information pertinent to the estimated fair value of derivative instruments is included in note 12.
(s)	Earnings Per Share

The Company calculates and presents earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share exclude dilution and are computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the period (see note 22). Because the Company has not issued convertible debt, options, warrants or contingent stock agreements, there is no potential dilution that could affect basic earnings per share.

(t)	Recently Issued Accounting Standards

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both balance sheet and income statement approaches in evaluating whether or not a misstatement is material. SAB No. 108
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
is effective for fiscal years ended after November 15, 2006. The adoption of this SAB did not have a material impact on the Company’s consolidated financial statements.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, was issued in September 2006. This statement changes financial reporting by requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also changes financial reporting by requiring employers to measure the funded status of a plan as of the date of its year-end statement of financial position. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide required disclosures as of the end of the fiscal year ended after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit pension plan and to provide required disclosures as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company adopted the provisions of this statement in the consolidated financial statements as of December 31, 2006 as further discussed in note 18.

SFAS No. 157, Fair Value Measurements, was issued in September 2006. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not require any new fair value measurements; it applies under other accounting statements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Except for certain exceptions, the provisions of this statement are to be applied prospectively as of the beginning of the fiscal year in which it is initially applied. The Company is currently evaluating the effect of this statement on its consolidated financial statements.

Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109, was issued in June 2006. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material impact on the Company’s consolidated financial statements.

SFAS No. 156, Accounting for Servicing of Financial Assets, an amendment of SFAS No. 140, was issued in March 2006. This statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement is effective as of the
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 is not expected to have an impact on the Company’s consolidated financial statements.

SFAS No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140, was issued in February 2006. This statement amends SFAS No. 133, Accounting for Derivatives and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and allows an entity to remeasure at fair value a hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation from the host, if the holder irrevocably elects to account for the whole instrument on a fair value basis. Subsequent changes in the fair value of the instrument would be recognized in earnings. This statement also clarifies certain issues included in the amended SFAS No. 133 and SFAS No. 140. SFAS No. 155 is effective for all financial instruments acquired and issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 155 is not expected to have an impact on the Company’s consolidated financial statements.

(u)	Reclassification

Certain amounts in the 2005 and 2004 consolidated financial statements were reclassified to conform to the 2006 presentation.
(3)	Business Combinations

Effective January 31, 2006, the Company acquired 100% of the common stock of GA Life. As a result of this acquisition, the Corporation became one of the leading providers of life insurance policies in Puerto Rico. The acquisition was accounted by the Company in accordance with the provisions of SFAS No. 141, Business Combinations. The results of operations and financial condition of GA Life are included in the accompanying consolidated financial statements for the period following the effective date of the acquisition. The aggregate purchase price of the acquired entity amounted to $38,196; of this amount $37,500 was paid in cash on January 31, 2006 and $696 was direct costs related to the acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$219,747
Property and equipment	1,500
Value of business acquired	22,823

Total assets acquired	244,070
Total liabilities assumed	(205,874)

Net assets acquired	$38,196

The estimated fair value of the value of business acquired was actuarially determined by discounting after-tax profits at a risk rate of return equal to approximately 12%. After-tax profits were forecasted based upon
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
models of the insurance in-force, actual invested assets as of acquisition date and best-estimate actuarial assumptions regarding premium income, claims, persistency, expenses and investment income accruing from invested assets plus reinvestment of positive cash flows. The best-estimate actuarial assumptions were based upon GA Life’s recent experience in each of its major life and health insurance product lines. The amount of value of business acquired is to be amortized, considering interest, over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to the expected total premium revenue to be received over the life of the policies.

The following unaudited pro forma financial information presents the combined results of operations of the Company and GA Life as if the acquisition had occurred at the beginning of each period presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

	Unaudited
	2006	2005	2004
Operating revenues	$1,576,492	1,516,632	1,423,783
Net income	54,850	43,814	58,971
Basic net income per share	6,156	4,921	6,612
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(4)	Investment in Securities

The amortized cost for debt and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale, and held-to-maturity securities by major security type and class of security at December 31, 2006 and 2005, were as follows:

2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Trading securities:
Equity securities	$66,930	17,436	(919)	83,447

2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Trading securities:
Equity securities	$69,397	11,378	(2,560)	78,215

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Obligations of government- sponsored enterprises	$444,710	243	(7,576)	437,377
U.S. Treasury securities and obligations of U.S. government instrumentalities	93,652	—	(944)	92,708
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	53,388	138	(1,823)	51,703
Corporate bonds	48,882	6	(966)	47,922
Mortgage-backed securities	16,001	56	(214)	15,843
Collateralized mortgage obligations	57,480	147	(614)	57,013

Total fixed maturities	714,113	590	(12,137)	702,566

Equity securities	50,132	13,112	(1,558)	61,686

Total	$764,245	13,702	(13,695)	764,252

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Obligations of government- sponsored enterprises	$426,391	21	(7,754)	418,658
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	55,388	522	(1,304)	54,606
Corporate bonds	6,535	61	(104)	6,492
Mortgage-backed securities	4,667	58	(58)	4,667
Collateralized mortgage obligations	31,306	32	(587)	30,751

Total fixed maturities	524,287	694	(9,807)	515,174

Equity securities	38,675	14,550	(1,415)	51,810

Total	$562,962	15,244	(11,222)	566,984

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government- sponsored enterprises	$5,995	—	(141)	5,854
Mortgage-backed securities	3,775	—	(106)	3,669
Corporate bonds	10,013	—	(569)	9,444
Certificates of deposit	667	—	—	667
Index linked certificate of deposit	1,000	370	—	1,370

Total	$21,450	370	(816)	21,004

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2005
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government- sponsored enterprises	$5,993	—	(143)	5,850
Mortgage-backed securities	4,282	—	(79)	4,203
Corporate bonds	9,693	—	(401)	9,292
Certificates of deposit	161	—	—	161
Index linked certificate of deposit	1,000	254	—	1,254

Total	$21,129	254	(623)	20,760

The fair values of investment in securities are determined based on quoted market prices or bid quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2006 and 2005 were as follows:

	2006
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
Securities available for sale:
Obligations of government- sponsored enterprises	$71,628	(636)	346,369	(6,940)	417,997	(7,576)
U.S. Treasury securities and obligations of U.S. government instrumentalities	92,708	(944)	—	—	92,708	(944)
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	4,588	(68)	31,165	(1,755)	35,753	(1,823)
Corporate bonds	43,190	(560)	3,959	(406)	47,149	(966)
Mortgage-backed securities	10,969	(137)	2,841	(77)	13,810	(214)
Collateralized mortgage obligations	11,958	(52)	23,112	(562)	35,070	(614)

Total fixed maturities	235,041	(2,397)	407,446	(9,740)	642,487	(12,137)

Equity securities	6,570	(681)	11,113	(877)	17,683	(1,558)

Total for securities available for sale	$241,611	(3,078)	418,559	(10,617)	660,170	(13,695)

Securities held to maturity:
Obligations of government- sponsored enterprises	$—	—	5,854	(141)	5,854	(141)
Mortgage-backed securities	—	—	3,669	(106)	3,669	(106)
Corporate bonds	—	—	9,444	(569)	9,444	(569)

Total for securities held to maturity	$—	—	18,967	(816)	18,967	(816)

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2005
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
Securities available for sale:
Obligations of government- sponsored enterprises	$243,470	(3,683)	161,654	(4,071)	405,124	(7,754)
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	2,886	(113)	35,368	(1,191)	38,254	(1,304)
Corporate bonds	2,391	(44)	1,944	(60)	4,335	(104)
Mortgage-backed securities	—	—	3,174	(58)	3,174	(58)
Collateralized mortgage obligations	14,725	(227)	14,457	(360)	29,182	(587)

Total fixed maturities	263,472	(4,067)	216,597	(5,740)	480,069	(9,807)

Equity securities	13,359	(1,288)	3,059	(127)	16,418	(1,415)

Total for securities available for sale	$276,831	(5,355)	219,656	(5,867)	496,487	(11,222)

Securities held to maturity:
Obligations of government- sponsored enterprises	$5,850	(143)	—	—	5,850	(143)
Mortgage-backed securities	598	(2)	3,605	(77)	4,203	(79)
Corporate bonds	9,292	(401)	—	—	9,292	(401)

Total for securities held to maturity	$15,740	(546)	3,605	(77)	19,345	(623)

The Company regularly monitors and evaluates the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Company’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Company determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the years ended December 31, 2006 and 2005, the Company recognized other-than-temporary impairments amounting to $2,098 and $1,036 on some of its equity securities classified as available for sale. No impairments were identified nor recognized by the Company during 2004.

Obligations of Government-sponsored Enterprises, U.S. Treasury Securities and Obligations of U.S. Government Instrumentalities and Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: The unrealized losses on the Company’s investments in obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities and in obligations of the Commonwealth of Puerto Rico and its instrumentalities were mainly caused by interest
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Corporate Bonds: The Company’s unrealized losses on investments in corporate bonds are comprised of small unrealized losses in most of the corporate bonds. Unrealized losses of these bonds were mostly caused by interest rate increases. Because the decline in fair value is attributable to changes in interest rates and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on investments in mortgage-backed securities and collateralized mortgage obligations were caused by interest rate increases. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Equity Securities: The Company’s investment in equity securities classified as available for sale consist mainly of investments in common and preferred stock of domestic banking institutions and in investments in several mutual funds. The unrealized loss experienced in the investment in common stocks of domestic banking institutions is mainly due to the increase in interest rates, which significantly impact banking institutions, and to the general economic conditions in the past two years. The unrealized loss related to the Company’s investments in preferred stock of domestic banking institutions and in investments in several mutual funds investing in fixed income securities is mainly caused by interest rate increases. Because the unrealized losses on equity securities were caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery, these investments are not considered other-than-temporarily impaired.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
Maturities of investment securities classified as available for sale and held to maturity were as follows at December 31, 2006:

	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$42,745	42,062
Due after one year through five years	320,668	315,344
Due after five years through ten years	172,760	169,952
Due after ten years	104,459	102,352
Collateralized mortgage obligations	57,480	57,013
Mortgage-backed securities	16,001	15,843

	$714,113	702,566

Securities held to maturity:
Due in one year or less	$3,169	3,355
Due after one year through five years	5,995	5,854
Due after five years through ten years	8,511	8,126
Mortgage-backed securities	3,775	3,669

	$21,450	21,004

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $5,237 and $3,496 (fair value of $5,053 and $3,553) at December 31, 2006 and 2005, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code the Commonwealth of Puerto Rico (the Insurance Code). Investment with an amortized cost of $500 (fair value of $500) at December 31, 2006 and 2005 were deposited with the Commissioner of Insurance of the Government of the U.S. Virgin Islands.

The following investments were held as collateral by financial institutions:
•	Investments with a face value of $500 (fair value of $484 and $480) at December 31, 2006 and 2005, respectively, were held as collateral for the Company’s interest-rate swap agreement (see note 12).

•	Investments with a face value of $1,885 (fair value of $1,832) at December 31, 2005 were held as collateral for the short-term borrowings of the Company (see note 11).
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
Information regarding realized and unrealized gains and losses from investments for the years ended December 31, 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Realized gains (losses):
Fixed maturity securities:
Trading securities:
Gross gains from sales	$—	2,235	594
Gross losses from sales	—	(542)	(492)

	—	1,693	102

Available for sale:
Gross gains from sales	—	137	123
Gross losses from sales	(687)	(214)	(241)

	(687)	(77)	(118)

Total debt securities	(687)	1,616	(16)

Equity securities:
Trading securities:
Gross gains from sales	4,318	6,339	5,608
Gross losses from sales	(1,488)	(1,776)	(1,056)

	2,830	4,563	4,552

Available for sale:
Gross gains from sales	792	2,043	6,432
Gross losses from sales and impairments	(2,098)	(1,061)	—

	(1,306)	982	6,432

Total equity securities	1,524	5,545	10,984

Net realized gains on securities	$837	7,161	10,968

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Changes in unrealized gains (losses):
Recognized in income:
Fixed maturities – trading	$—	(1,755)	(7)
Equity securities – trading	7,699	(2,954)	3,049

	$7,699	(4,709)	3,042

Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$(2,434)	(9,615)	(1,481)
Equity securities – available for sale	(1,581)	(11,742)	2,714

	$(4,015)	(21,357)	1,233

Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(77)	(592)	110
The deferred tax liability on unrealized gains and losses recognized in accumulated other comprehensive income during the years 2006, 2005, and 2004 aggregated $2, $805, and $3,330, respectively.

As of December 31, 2006, investments in obligations that are payable from and secured by the same source of revenue or taxing authority, other than investment instruments of the U.S. and the Commonwealth of Puerto Rico governments, did not exceed 10% of stockholders’ equity. As of December 31, 2006, no investment in equity securities individually exceeded 10% of stockholders’ equity.
(5)	Net Investment Income

Components of net investment income were as follows:

	Year ended December 31
	2006	2005	2004
Fixed maturities	$35,217	24,094	22,061
Equity securities	3,821	3,228	3,239
Policy loans	336	—	—
Cash equivalent interest and interest-bearing deposits	1,903	702	810
Other	1,380	1,114	710

Total	$42,657	29,138	26,820

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(6)	Premium and Other Receivables, Net

Premium and other receivables as of December 31 were as follows:

	2006	2005
Premium	$53,377	27,138
Self-funded group receivables	24,854	21,620
FEHBP	9,187	9,491
Agent balances	28,813	26,253
Accrued interest	7,786	5,074
Funds withheld reinsurance receivable	—	118,635
Reinsurance recoverable on paid losses	40,885	33,915
Other	18,686	14,152

	183,588	256,278

Less allowance for doubtful receivables:
Premium	12,128	7,792
Other	6,102	4,448

	18,230	12,240

Premium and other receivables, net	$165,358	244,038

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(7)	Deferred Policy Acquisition Costs and Value of Business Acquired
The movement of deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31, 2006, 2005, and 2004 is summarized as follows:

	DPAC	VOBA	Total
Balance, December 31, 2003	$16,671	—	16,671
Additions	24,495	—	24,495
Amortization	(22,454)	—	(22,454)

Net change	2,041	—	2,041

Balance, December 31, 2004	18,712	—	18,712
Additions	26,257	—	26,257
Ceding commission of coinsurance funds withheld agreement (see note 17)	60,000	—	60,000
Amortization	(23,401)	—	(23,401)

Net change	62,856	—	62,856

Balance, December 31, 2005	81,568	—	81,568
Capitalization upon acquisition of GA Life	—	22,823	22,823
Termination of coinsurance funds withheld agreement	(60,000)	—	(60,000)
Acquisition of business ceded in coinsurance funds withheld agreement	—	60,000	60,000
Additions	44,056	—	44,056
VOBA interest at an average rate of 5.29%	—	4,427	4,427
Amortization	(26,799)	(14,658)	(41,457)

Net change	(42,743)	72,592	29,849

Balance, December 31, 2006	$38,825	72,592	111,417

The amortization expense of the deferred policy acquisition costs and value of business acquired is included within the operating expenses, net of reimbursement for services in the accompanying consolidated statement of earnings.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2007	$11,974
2008	10,597
2009	9,357
2010	8,057
2011	7,241
(8)	Property and Equipment, Net
Property and equipment as of December 31 are composed of the following:

	2006	2005
Land	$6,531	6,531
Buildings and building and leasehold improvements	41,214	35,860
Office furniture and equipment	13,264	11,937
Computer equipment	31,457	26,130
Automobiles	413	239

	92,879	80,697
Less accumulated depreciation and amortization	51,264	45,988

Property and equipment, net	$41,615	34,709

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(9)	Claim Liabilities
The activity in the total claim liabilities during 2006, 2005, and 2004 is as follows:

	2006	2005	2004
Claim liabilities at beginning of year	$297,563	279,325	247,920
Reinsurance recoverable on claim liabilities	(28,720)	(26,555)	(19,357)

Net claim liabilities at beginning of year	268,843	252,770	228,563

Claim liabilities acquired from GA Life	8,771	—	—

Incurred claims and loss-adjustment expenses:
Current period insured events	1,266,132	1,202,952	1,120,443
Prior period insured events	(19,669)	5,415	(4,650)

Total	1,246,463	1,208,367	1,115,793

Payments of losses and loss-adjustment expenses:
Current period insured events	1,046,477	1,004,060	920,173
Prior period insured events	194,984	188,234	171,413

Total	1,241,461	1,192,294	1,091,586

Net claim liabilities at end of year	282,616	268,843	252,770

Reinsurance recoverable on claim liabilities	32,066	28,720	26,555

Claim liabilities at end of year	$314,682	297,563	279,325

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
The credits in the incurred claims and loss-adjustment expenses for prior period insured events for the years 2006 and 2004 are due primarily to better than expected utilization trends. The amount of incurred claims and loss-adjustment expenses for prior period insured events for the year 2005 is due to higher than expected cost per service and utilization trends.
Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.
(10) Federal Employees’ Health Benefits Program (FEHBP)
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
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
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
The contract with OPM allows for the payment of service fees as negotiated between TSI and OPM. Service fees, which are included within the other income, net in the accompanying consolidated statements of earnings, amounted to $861, $800, and $778, respectively, for each of the years in the three-year period ended December 31, 2006.
A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations. Accordingly, such reserve is not reflected in the accompanying consolidated balance sheets. The balance of such reserve as of December 31, 2006 and 2005 was $27,683 and $19,353, respectively. The Company received $4,850, $1,059, and $5,217, of payments made from the contingency reserve fund of OPM during 2006, 2005, and 2004, respectively.
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
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(11) Borrowings
A summary of the borrowings entered by the Company at December 31, 2006 and 2005 is as follows:

	2006	2005
Short-term borrowings — Securities sold under agreement to repurchase	$—	1,740

Long-term borrowings:

Secured note payable of $20,000, payable in various installments through August 31, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over selected LIBOR maturity (which was 6.67% and 5.71% at December 31, 2006 and 2005, respectively).	10,500	11,500

Senior unsecured notes payable of $50,000 due September 2019. Interest is payable semiannually at a fixed rate of 6.30%.	50,000	50,000

Senior unsecured notes payable of $60,000 due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	60,000	60,000

Senior unsecured notes payable of $35,000 due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	—

Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 6.35% and 5.29% at December 31, 2006 and 2005, respectively).	27,587	29,090

Total long-term borrowings	183,087	150,590

Total borrowings	$183,087	152,330

(a)	Short-term Borrowings

Short-term borrowings outstanding at December 31, 2005 matured in January 2006 and accrued interest at London Interbank Offered Rate (LIBOR) (interest rate of 4.45%), and were in the form of securities sold under agreement to repurchase. The investment securities underlying such agreement were delivered to the dealers with whom the agreements were transacted. At December 31, 2005, investment securities available for sale with fair value of $1,832 (face value of $1,885) were pledged as collateral under these agreements.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(b)	Long-term Borrowings

Aggregate maturities of the Company’s long-term borrowings as of December 31, 2006 are summarized as follows:

Year ending December 31:
2007	$12,140
2008	1,640
2009	1,640
2010	1,640
2011	1,640
Thereafter	164,387

$183,087

On January 23, 2006 the Company issued and sold $35,000 of its 6.70% senior unsecured notes payable due January 2021. These notes were privately placed to various accredited institutional investors. All of the Company’s senior notes can be prepaid at par, in total or partially, five years after issuance as determined by the Company. The Company’s senior unsecured notes contain certain covenants with which TSI and the Company have complied with at December 31, 2006.
Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized using the straight-line method over the term of its respective senior note. Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2006 and 2005 amounted to $1,338 and $1,129, respectively, and are included within the other assets in the accompanying consolidated balance sheets.
The credit agreement related to the $20,000 secured note payable calls for repayments of principal amount of not less than $250 and in integral multiples of $50.
The loan and note payable previously described are guaranteed by a first position held by the bank on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the loans under a continuing general security agreement. These credit facilities contain certain covenants, which are normal in this type of credit facility, which the Company has complied with at December 31, 2006 and 2005.
Interest expense on the above long-term borrowings amounted to $11,695, $5,168, and $2,005, for the years ended December 31, 2006, 2005, and 2004, respectively.
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
December 31, 2006, 2005, and 2004
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

Changes in the fair value of the interest-rate swap, designated as a hedging instrument that effectively offsets the variability of cash flows associated with the variable-rate of the long-term debt obligation, are reported in accumulated other comprehensive income, net of the related tax effect. This amount is subsequently reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings. During the year ended December 31, 2006 the Company’s interest expense was reduced by $379 of interest received related to this agreement. During the years ended December 31, 2005 and 2004, the Company recorded $127 and $374, respectively, of interest expense related to this agreement. No amount representing cash-flow hedge ineffectiveness was recorded since the terms of the swap agreement allow the Company to assume no ineffectiveness in the agreement.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
As of December 31, 2006 and 2005, the fair value of the interest rate swap amounted to $502 and $607, respectively, and was included within the other assets in the accompanying consolidated balance sheets.

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

The changes in the fair value of the embedded derivative component are recorded as gains or losses in earnings in the period of change. During the years ended December 31, 2006 and 2005 the Company recorded a gain associated with the change in the fair value of this derivative component of $1,046 and $2,833, respectively, that is included within the other income, net in the accompanying consolidated statement of earnings.

As of December 31, 2006 and 2005, the fair value of the derivative component of the structured notes amounted to $6,377 and $5,331, respectively, and is included within the Company’s other assets in the accompanying consolidated balance sheets. The investment component of the structured notes is accounted for as held-to-maturity debt securities and is included within the investment in securities in the accompanying consolidated balance sheets. As of December 31, 2006 the fair value and amortized cost of the investment component of both structured notes amounted to $7,626 and $8,011, respectively.
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
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(14)	Comprehensive Income
The accumulated balances for each classification of other comprehensive income are as follows:

				Accumulated
	Unrealized	Liability		other
	gains (losses) on	for pension	Cash-flow	comprehensive
	securities	benefits	hedges	income (loss)
Beginning balance	$3,217	(8,613)	371	(5,025)

Net current period change	(4,807)	4,952	(65)	80
Reclassification adjustments for gains and losses reclassified in income	1,595	—	—	1,595
Adjustment to initially apply SFAS No. 158, net of tax	—	(16,081)	—	(16,081)

Ending balance	$5	(19,742)	306	(19,431)

The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2006 and 2005 are as follows:

	2006
		Deferred tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains on securities arising during the period	$(6,008)	1,201	(4,807)
Less reclassification adjustment for gains and losses realized in income	1,993	(398)	1,595

Net change in unrealized gain	(4,015)	803	(3,212)

Minimum pension liability adjustment	7,915	(2,963)	4,952
Cash-flow hedges	(105)	40	(65)
Adjustment to initially apply SFAS No.158	(26,233)	10,152	(16,081)

Net current period change	$(22,438)	8,032	(14,406)

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

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

(15) Agency Contract and Expense Reimbursement
TSI processes and pays claims as fiscal intermediary for the Medicare – Part B Program. Claims from this program, which are excluded from the accompanying consolidated statements of earnings, amounted to $413,806, $618,725, and $625,841, for each of the years in the three-year period ended December 31, 2006.
TSI is reimbursed for administrative expenses incurred in performing this service. For the years ended December 31, 2006, 2005, and 2004, TSI was reimbursed by $13,073, $13,889, and $13,980, respectively, for such services, which are deducted from operating expenses in the accompanying consolidated statements of earnings.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
The operating expense reimbursements in connection with processing Medicare claims have been audited through 2002 by federal government representatives. Management is of the opinion that no significant adjustments will be made affecting cost reimbursements through December 31, 2006.
(16)	Reinsurance Activity
The effect of reinsurance on premiums earned and claims incurred is as follows:

	Premiums earned			Claims incurred
	2006	2005	2004	2006	2005	2004
Gross	$1,584,857	1,447,054	1,359,140	1,267,871	1,225,065	1,133,238
Ceded	(77,644)	(67,250)	(60,181)	(22,869)	(16,698)	(17,445)
Assumed	4,413	400	—	1,461	—	—

Net	$1,511,626	1,380,204	1,298,959	1,246,463	1,208,367	1,115,793

(a)	Reinsurance Ceded Activity

STS and GA Life, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company. Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders. In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts. During 2006, 2005, and 2004, STS placed 9% of its reinsurance business with one reinsurance company.

STS has a number of pro rata and excess of loss reinsurance treaties whereby the subsidiary retains for its own account all loss payments for each occurrence that does not exceed the stated amount in the agreements and a catastrophe cover, whereby it protects itself from a loss or disaster of a catastrophic nature. Under these treaties, STS ceded premiums of $65,723, $59,244, and $52,214, in 2006, 2005, and 2004, respectively.

Reinsurance cessions are made on excess of loss and on a proportional basis. Principal reinsurance agreements are as follows:
•	Property quota share treaty covering for a maximum of $20,000 for any one risk. Only 41.0% of this treaty was placed with reinsurers. The remaining exposure was covered by a property per risk excess of loss treaty, which provides reinsurance in excess of $500 up to a maximum of $12,500 or the remaining 59.0% for any one risk. STS also has an additional property catastrophe excess of loss contract, which provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $10,000.

•	Personal property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $70,000.

•	Commercial property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $180,000.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
•	Property catastrophe excess of loss. This treaty provides protection for losses in excess of $70,000 and $180,000 with respect to personal and commercial lines, respectively, resulting from any catastrophe, subject to a maximum loss of $145,000.

•	Personal lines quota share. This treaty provides protection of 13.75% on all ground-up losses, subject to a limit of $1,000 for any one risk.

•	Reinstatement premium protection. This treaty provides a maximum limit of $2,700 in personal lines and $12,200 in commercial lines to cover the necessity of reinstating the catastrophe program in the event it is activated.

•	Casualty excess of loss treaty. This treaty provides reinsurance for losses in excess of $150 up to a maximum of $11,850.

•	Medical malpractice excess of loss. This treaty provides reinsurance in excess of $150 up to a maximum of $1,500 per incident.

•	Builders’ risk quota share and first surplus covering contractors’ risk. This treaty provides protection on a 20/80 quota share basis for the initial $2,500 and a first surplus of $10,000 for a maximum of $12,000 for any one risk.

•	Surety quota share treaty covering contract and miscellaneous surety bond business. This treaty provides reinsurance of up to $3,000 for contract surety bonds, subject to an aggregate of $7,000 per contractor and $2,000 per miscellaneous surety bond.
Facultative reinsurance is obtained when coverage per risk is required, on a proportional basis. All reinsurance contracts are for a period of one year, on a calendar basis, and are subject to modifications and negotiations in each renewal.
The ceded unearned reinsurance premiums on STS arising from these reinsurance transactions amounted to $19,892 and $17,475 at December 31, 2006 and 2005, respectively and are reported as other assets in the accompanying consolidated balance sheets.
The reinsurance agreements negotiated by SVTS and GA Life continued in force after the merger of SVTS into GA Life. Life insurance is ceded on pro rata, excess of loss and catastrophic bases. Principal reinsurance agreements are as follows:
•	Under the group life pro rata agreement, GA Life reinsures 50% of the risk up to $250 on the life of any participating individual of certain groups insured. Premiums ceded under this treaty, amount to approximately $2,368 in 2006, $2,227 in 2005, and $2,291 in 2004.

•	The group life insurance facultative excess of loss agreements provide for GA Life to retain a portion of the losses on the life of any participating individual of certain groups insured. Any excess will be recovered from the reinsurer. This agreement provides for various retentions ($25, $50, and $75) of the losses. Under this facultative treaty, ceded premiums amounted to approximately $693 in 2006, $982 in 2005, and $908 in 2004.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
•	GA Life also has facultative pro rata agreements for the long-term disability insurance risk where GA Life reinsures 65% of the risk. Premiums ceded under this agreement amount to $4,494, $4,576, and $4,521 in 2006, 2005, and 2004, respectively.

•	The accidental death catastrophic reinsurance covers each and every accident arising out of one event or occurrence resulting in the death or dismemberment of five or more persons. GA Life’s retention for each event is $250 with a maximum of $1,000 for each event and $2,000 per year. Under this treaty, the Company ceded premiums of $96 in 2006, $117 in 2005, and $82 in 2004.

•	GA Life has several reinsurance agreements, mostly on an excess of loss basis up to a maximum retention of $50. For certain new life products that have issued since 1999, the retention limit is $175. Premiums ceded under these agreements amount to approximately $1,740 in 2006.
(b)	Reinsurance Assumed Activity

On December 22, 2005, the Company’s former life insurance subsidiary SVTS entered into a coinsurance funds withheld agreement with GA Life. Under the terms of this agreement SVTS assumed 69% of all the business written as of and after the effective date of the agreement. On the effective date of the agreement, SVTS paid an initial ceding commission of $60,000 for its participation in the business written by GA Life as of and after the effective date of the agreement. This amount was considered a policy acquisition cost and was included within the DPAC as of December 31, 2005. This amount was recorded upon the acquisition of GA Life transferred to the value of business acquired then the agreement was cancelled.

As in other coinsurance funds withheld agreements, GA Life invests the premiums received from policyholders, pays commissions, processes claims and engages in other administrative activities. GA Life also carries the reserves for the policies written as well as the underlying investments purchased with the premiums received from policyholders.

As of December 31, 2005 SVTS’s share of the reserves held by GA Life amounted to $118,635 and was included in the accompanying consolidated balance sheets as a liability for future policy benefits reserve related to funds withheld reinsurance. The funds withheld reinsurance receivable presented within the premium and other receivables; net in the accompanying consolidated balance sheets represents the subsidiary’s share of the assets supporting the liabilities of the reinsured business and amounted to $118,635 as of December 31, 2005. The coinsurance funds withheld receivable was supported by certain GA Life’s investments specified in the coinsurance funds withheld agreement. These investments consisted of fixed income securities (U.S. Treasury securities) and were included in a trust on behalf of SVTS.

On January 31, 2006 the Company completed the acquisition of 100% of the common stock of GA Life. The results of operations and financial position of GA Life are included in the Company’s consolidated financial statements for the period following January 31, 2006. Effective June 30, 2006, the Company merged the operations of its former life insurance subsidiary, SVTS, into GA Life after receiving required regulatory approvals. The coinsurance funds withheld agreement was cancelled
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
effective February 1, 2006, subsequent to the acquisition of GA Life. Premiums earned and claims incurred assumed during the month ended January 31, 2006 amounted to $4,413 and $2,292, respectively.
(17)	Income Taxes
Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries.
TSI and STS are taxed essentially the same as other corporations, with taxable income determined on the basis of the statutory annual statements filed with the insurance regulatory authorities. Also, operations are subject to an alternative minimum income tax, which is calculated based on the formula established by existing tax laws. Any alternative minimum income tax paid may be used as a credit against the excess, if any, of regular income tax over the alternative minimum income tax in future years.
GA Life operates as qualified domestic life insurance company and is subject to the alternative minimum tax and taxes on its capital gains. After the merger of GA Life and SVTS, SVTS ceased to exist and its tax responsibilities are now assumed by GA Life.
TSI, STS, and GA Life are also subject to federal income taxes for foreign source dividend income. Federal income taxes were recognized for 2006 amounting to $148, $139, and $384, approximately, in 2006, 2005, and 2004, respectively.
TSM, TCI, and ISI are subject to Puerto Rico income taxes as a regular corporation, as defined in the P.R. Code, as amended.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	2006	2005	2004
Income before taxes	$67,559	32,306	60,138
Statutory tax rate	39.0%	39.0%	39.0%

Income tax expense at statutory rate of 39%	26,348	12,599	23,454

Increase (decrease) in taxes resulting from:
Exempt interest income	(9,196)	(7,441)	(5,819)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(1,674)	(752)	(327)
Effect of using earnings under statutory accounting principles instead of U.S. GAAP for TSI and STS	(1,718)	(84)	(487)
Effect of taxing capital gains at a preferential rate	(541)	(1,762)	(2,631)
Dividends received deduction	(325)	(430)	(424)
Other permanent disallowances, net	2,626	1,123	552
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	(2,009)	1,500	—
Other adjustments to deferred tax assets and liabilities	(399)	(723)	—
Other	(86)	(157)	17

Total income tax expense	$13,026	3,873	14,335

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax liability at December 31, 2006 and 2005 of the Company and its subsidiaries is composed of the following:

	2006	2005
Deferred tax assets:
Allowance for doubtful receivables	$6,593	4,756
Liability for pension benefits	12,492	5,303
Employee benefits plan	4,011	3,253
Postretirement benefits	1,863	1,770
Deferred compensation	1,343	1,819
Nondeductible depreciation	379	401
Impairment loss on investments	611	207
Contingency reserves	2,516	522
Other	471	457

Gross deferred tax assets	30,279	18,488

Deferred tax liabilities:
Deferred policy acquisition costs	(8,903)	(7,757)
Catastrophe loss reserve trust fund	(3,752)	(5,090)
Unrealized gain upon acquisition of GA Life	(3,036)	—
Unrealized gain on trading securities	(3,217)	(1,726)
Unrealized gain on securities available for sale	(2)	(805)
Unrealized gain on derivative instruments	(387)	(283)
Unamortized bond issue costs	(501)	(440)
Cash-flow hedges	(196)	(236)
Other	(993)	—

Gross deferred tax liabilities	(20,987)	(16,337)

Net deferred tax asset	$9,292	2,151

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
(18)	Pension Plans
On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, Employers’Accounting for Defined Benefit Pension and Other Postretirement Plans. This statement changed financial reporting by requiring employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through other comprehensive income to the extent those changes are not included in the net periodic cost. For a pension
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan the benefit obligation is the accumulated benefit obligation.
The incremental effect of applying SFAS No. 158 of the Company’s noncontributory defined-benefit pension plan and noncontributory supplemental pension plan on individual line items in the accompanying consolidated balance sheet as of December 31, 2006 is as follows:

	Before		After
	application of		application of
	SFAS No. 158	Adjustments	SFAS No. 158
Other assets	$62,770	(606)	62,164
Net deferred tax asset (liability)	(910)	10,152	9,242
Liability for pension benefits	6,673	25,627	32,300
Accumulated other comprehensive loss, net of tax	(3,350)	(16,081)	(19,431)
The recognition provisions of SFAS No. 158 had no effect on the consolidated statements of earnings for the periods presented.
Noncontributory Defined-benefit Pension Plan
The Company sponsors a noncontributory defined-benefit pension plan for all of its employees and for the employees for certain of its subsidiaries who are age 21 or older and have completed one year of service. Pension benefits begin to vest after five years of vesting service, as defined, and are based on years of service and final average salary, as defined. The funding policy is to contribute to the plan as necessary to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Company may determine to be appropriate from time to time. The measurement date used to determine pension benefit measures for the pension plan is December 31.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2006 and 2005, accordingly:

	2006	2005
Change in benefit obligation:
Projected benefit obligation at beginning of year	$84,272	71,078
Service cost	5,459	4,737
Interest cost	4,655	4,145
Benefit payments	(4,614)	(5,106)
Actuarial losses (gains)	(1,102)	9,418
Plan amendments	104	—

Projected benefit obligation at end of year	$88,774	84,272

Accumulated benefit obligation at end of year	$64,366	61,467

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$49,501	42,572
Actual return on assets (net of expenses)	6,633	3,214
Employer contributions	8,000	8,821
Benefit payments	(4,614)	(5,106)

Fair value of plan assets at end of year	$59,520	49,501

Funded status at end of year	$(29,254)	(34,771)

Amounts in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost:
Unrecognized prior service cost	$606	550
Unrecognized actuarial loss	30,409	36,721

Sum of deferrals	$31,015	37,271

Net amount recognized	$1,761	2,500
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
The amounts recognized in the consolidated balance sheets as of December 31, 2006 and 2005 consist of the following:

	2006	2005
Liability for pension benefits:
Pension liability	$29,254	14,466
Prepaid pension cost	—	(2,500)

	$29,254	11,966

Intangible asset	$—	550

Accumulated other comprehensive loss, net of a deferred tax asset of $12,017 and $5,303 in 2006 and 2005, respectively	$18,998	8,613
The components of net periodic benefit cost and other amounts recognized in other comprehensive income for 2006, 2005, and 2004 were as follows:

	2006	2005	2004
Components of net periodic benefit cost:
Service cost	$5,459	4,737	4,100
Interest cost	4,655	4,145	3,843
Expected return on assets	(3,858)	(3,467)	(2,549)
Amortization of prior service cost	48	48	48
Amortization of actuarial loss	2,435	2,017	1,706

Net periodic benefit cost	$8,739	7,480	7,148

Net periodic pension expense may include settlement charges as a result of retirees selecting lump-sum distributions. Settlement charges may increase in the future if the number of eligible participants deciding to receive distributions and the amount of their benefits increases.
The estimated net loss and prior service cost that will be amortized from other comprehensive income into net periodic pension benefits cost during the next twelve months is as follows:

Prior service cost	$56
Actuarial loss	$1,887
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
The following assumptions were used on a weighted average basis to determine benefit obligations of the plan and in computing the periodic benefit cost as of and for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Discount rate	5.75%	5.50%	5.75%
Expected return on plan assets	8.00%	8.00%	8.50%
Rate of compensation increase	Graded; 3.50% to 8.00%	Graded; 3.00% to 6.50%	Graded; 3.00% to 6.50%
The basis used to determine the overall expected long-term rate of return on assets assumption was an analysis of the historical rate of return for a portfolio with a similar asset allocation. The assumed long-term asset allocation for the plan is as follows: 53% – 67% equity securities; 26% – 36% debt securities; 4% – 12% real estate; and 0% – 3% cash. It is common on December 31 to have an increased cash position due to incoming cash contributions as well as outgoing cash disbursements.
Using historical investment returns, the plan’s expected asset mix, and adjusting for the difference between expected inflation and historical inflation, the 25th to 75th percentile range of annual rates of return is 6.5% – 9.0%.
The Company selected a rate from within this range of 8.00%, which reflects the Company’s best estimate for this assumption based on the historical data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.25% reduction for other administrative expenses charged to the trust.
(a)	Plan Assets

The Company’s weighted average asset allocations at December 31, 2006 and 2005 were as follows:

Asset category	2006	2005
Equity securities	62%	59%
Debt securities	28	31
Real estate	8	8
Other	2	2

Total	100%	100%

The Company’s plan assets are invested in the National Retirement Trust. The National Retirement Trust was formed to provide financial and legal resources to help members of the BCBSA offer retirement benefits to their employees.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
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
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(b)	Cash Flows

The Company expects to contribute $5,000 to its pension program in 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31:
2007	$3,000
2008	3,060
2009	3,980
2010	4,430
2011	4,750
2012 – 2017	35,075
Noncontributory Supplemental Pension Plan
In addition, the Company sponsors a noncontributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits. At December 31, 2006, the Company has recorded an accrued liability of $1,827 and a pension liability of $1,219 to bring this liability to the level of the unfunded pension benefit obligation, in accordance with the provisions of SFAS No. 158. The pension liability was recorded through a charge to accumulated other comprehensive income, net of a deferred tax asset of $475.
(19)	Catastrophe Loss Reserve and Trust Fund

In accordance with Chapter 25 of the Insurance Code, STS is required to record a catastrophe loss reserve. This catastrophe loss reserve is supported by a trust fund for the payment of catastrophe losses. This trust may invest its funds in securities authorized by the Insurance Code, but not in investments whose value may be affected by hazards covered by the catastrophic insurance losses. The interest earned on these investments and any realized gains (loss) on investment transactions are recorded as income (expense) of the Company but become part of the trust fund and the catastrophe loss reserve. The assets in this fund, which amounted to $27,051 and $25,148 as of December 31, 2006 and 2005, respectively, are reported as other assets in the accompanying consolidated balance sheets and are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

STS is required to make deposits to the fund, if any, on or before January 30 of the following year. Contributions are determined by a rate (1.0% for 2006 and 2005), imposed by the Commissioner of Insurance for the catastrophe policies written in that year. In January 2007 and 2006, the Company deposited to the trust fund $772 and $721, respectively, corresponding to the contributions for catastrophic policies written in 2006 and 2005, respectively.

The amount in the trust fund may be withdrawn or released in the case that STS ceases to underwrite risks subject to catastrophe losses.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
Dollar amounts in thousands, except per share data)
Additions to the catastrophe loss reserve and the trust fund are deductible for income tax purposes.
Retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2006 and 2005 amounted to $27,823 and $25,869, respectively.
(20)	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under noncancelable operating leases. Minimum annual rental commitments at December 31, 2006 under existing agreements are summarized as follows:

Year ending December 31:
2007	$4,632
2008	3,562
2009	3,061
2010	2,652
2011	2,686
Thereafter	195

Total	$16,788

Rental expense for 2006, 2005, and 2004 was $3,962, $2,185, and $1,653, respectively, after deducting the amount of $348, $495, and $489, respectively, reimbursed by Medicare (see note 15).
(21)	Contingencies
(a)	Legal Proceedings
(i)	At December 31, 2006, the Company is defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

(ii)	The Company and others are defendants in a class action complaint alleging violations under the Racketeer Influenced and Corrupt Organizations Act, better know as the RICO Act. On May 4, 2006, the Court issued an Opinion and Order, which entered a summary judgment in favor of all the defendants, and dismissing the case. Plaintiffs filed a notice of appeal before the United States Court of Appeals for the First Circuit. The Appeals Court notified the briefing schedule, and plaintiffs filed their brief on August 21, 2006. Respondent filed theirs on September 30, 2006. The parties argued the case before the First Circuit on February 6, 2007, who took the case under advice. Judgment is expected within the next 90 days. The Company is unable to estimate the range of possible loss that may be ultimately realized upon the resolution of this case. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(iii)	TSM, TSI, and others are defendants in a complaint where the plaintiffs allege that the defendants, among other things, violated provisions of the Puerto Rico Insurance Code, anti-monopolistic practices and unfair business practices. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the U.S. District Court for the District of Puerto Rico and by most of the plaintiffs in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counter-claim and filed several motions to dismiss this claim. On May 9, 2005, the plaintiffs filed the amended complaint and defendants are preparing the corresponding motions to dismiss this amended complaint. The plaintiffs amended the complaint to allege similar causes of action dismissed by the U.S. District Court for the District of Puerto Rico in another case described in bullet (ii) above. Defendants moved to dismiss the amended complaint. Plaintiffs have notified their opposition to some of the defendants’ motion to dismiss, and the defendants filed the corresponding replies. In 2006 the Court held several hearings to argue dispositive motions. The Court has stayed all discovery until the motions are resolved. On January 19, 2007, the Court denied a motion by the plaintiffs to dismiss the defendants’ counterclaim for malicious prosecution and abuse of process. The Court ordered plaintiffs to answer counterclaim by February 20, 2007. Plaintiffs failed to do so and the Company will move to enter the default against them. Also, on February 7, 2007 the Court decided the motions to dismiss that have been filed. In summary, the Court dismissed the following counts: charitable trust, RICO and violation of due process. The dismissal of these counts affects all the plaintiffs. Other counts of the complaint, torts, breach of contract and violation of the Puerto Rico corporations’ law, were dismissed only against certain of the physician plaintiffs. The Court allowed the count based on antitrust. The Company will appeal the denial of the motion to dismiss the antitrust allegations. The Company is unable to estimate the range of possible loss that may be ultimately realized upon the resolution of this case. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

(iv)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all others similarly situated and the Connecticut State Medical Society against the BCBSA and substantially all of the other Blue plans in the United States, including TSI. The individual plaintiffs bring this action on behalf of themselves and a class of similarly situated physicians seeking redress for alleged illegal acts of the defendants, which they allege have resulted in a loss of their property and a detriment to their business, and for declaratory and injunctive relief to end those practices and prevent further losses. Plaintiffs alleged that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to doctors so that they are not paid in a timely manner for the covered, medically necessary services they render. The class action complaint alleges that the healthcare plans are the agents of BCBSA licensed entities, and as such have committed the acts alleged above and acted within the scope of their agency, with the consent, permission, authorization and knowledge of the others, and in furtherance of both their interest and the interests of other defendants. Management believes that TSI was brought to this litigation for the sole reason of being associated with the BCBSA.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
However, on June 18, 2004 the plaintiffs moved to amend the complaint to include the Colegio de Médicos y Cirujanos de Puerto Rico (a compulsory association grouping all physicians in Puerto Rico), Marissel Velázquez, MD, President of the Colegio de Médicos y Cirujanos de Puerto Rico, and Andrés Meléndez, MD, as plaintiffs against TSI. Later Marissel Velázquez, MD voluntarily dismissed her complaint against TSI. TSI, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act. The parties are currently engaged in mediation. Twenty four (24) plans have been actively participating in the mediation efforts. The Company has accrued its best estimate of the possible outcome of this case.

(v)	On December 8, 2003, a putative class action was filed by Jeffrey Solomon, MD, and Orlando Armstrong, MD, on behalf of themselves and all other similarly situated and the American Podiatric Medical Association, Florida Chiropractic Association, California Podiatric Medical Association, Florida Podiatric Medical Association, Texas Podiatric Medical Association, and Independent Chiropractic Physicians, against the BCBSA and multiple other insurance companies, including TSI, all members of the BCBSA. The individual plaintiffs bring this action on behalf of themselves and a class of similarly situated physicians seeking redress for alleged illegal acts of the defendants, which they allege have resulted in a loss of their property and a detriment to their business, and for declaratory and injunctive relief to end those practices and prevent further losses. Plaintiffs alleged that the defendants, on their own and as part of a common scheme, systematically deny, delay, and diminish the payments due to doctors so that they are not paid in a timely manner for the covered, medically necessary services they render. Management believes that TSI was made a party to this litigation for the sole reason that TSI is associated with the BCBSA. TSI, along with the other defendants, moved to dismiss the complaint under multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act. During September 2006, the Court, sua sponte, ordered the parties to engage in mediation. However, the defendants presented a joint position that they do not wish to mediate but to have the class certification issue decided by the Court. On March 6, 2007 the plaintiffs filed a notice of voluntary dismissal to dismiss the complaint without prejudice, against 52 of the 74 defendants. TSI was among those 52 defendants included in the voluntary dismissal notice.
(b)	Guarantee Associations

Pursuant to the Insurance Code, STS is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED) and of the Sindicato de Aseguradores de Responsabilidad Profesional para Médicos. Both syndicates were organized for the purpose of underwriting medical-hospital professional liability insurance. As a member, the subsidiary shares risks with other member companies and, accordingly, is contingently liable in the event that the above-mentioned syndicates cannot meet their obligations. During 2006, and 2005, no assessments or payments were made for this contingency.

Additionally, pursuant to Article 12 of Rule LXIX of the Insurance Code, STS is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association). The Association was organized during 1997 to underwrite insurance coverage of motor vehicle property
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
damage liability risks effective January 1, 1998. As a participant, STS shares the risk, proportionately with other members, based on a formula established by the Insurance Code. During the three-year period ended December 31, 2006, the Association distributed good experience refunds. STS received refunds amounting to $769, $918, and $840, in 2006, 2005, and 2004, respectively.

STS is a member of the Asociación de Garantía de Seguros de Todas Clases, excepto Vida, Incapacidad y Salud and TSI, GA Life and SVTS are members of the Asociación de Garantía de Seguros de Vida, Incapacidad y Salud. As members, they are required to provide funds for the payment of claims and unearned premiums reimbursements for policies issued by insurance companies declared insolvent. During 2006, 2005, and 2004, STS paid assessments of $769, $965, and $1,121, respectively. Moreover, no assessments were attributable to TSI and GA Life during 2006, 2005, and 2004.
(22)	Net Income Available to Stockholders and Basic Net Income per Share

The Company presents only basic earnings per share, which is comprised of the net income that could be available to common stockholders divided by the weighted average number of common shares outstanding for the period.

The following table sets forth the computation of basic earnings per share for the three-year period ended December 31, 2006.

	2006	2005	2004
Numerator for basic earnings per share:
Net income available to stockholders	$54,533	28,433	45,803

Denominator for basic earnings per share:
Weighted average of common shares outstanding	8,910	8,904	8,919

Basic net income per share	$6,120	3,193	5,135
(23)	Dividends

On January 13, 2006, the board of directors (the Board) declared a cash dividend of $6,231 to be distributed pro rata among all of the Company’s issued and outstanding common shares, excluding those shares issued to the representatives of the community that are members of the Board (the qualifying shares). All stockholders of record as of the close of business on January 16, 2006, except those who only hold qualifying shares, received a dividend per share of $700 for each share held on that date.
(24)	Statutory Accounting

TSI, GA Life, STS and SVTS (collectively known as the regulated subsidiaries) are regulated by the Commissioner of Insurance. The regulated subsidiaries are required to prepare financial statements using
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
accounting practices prescribed or permitted by the Commissioner of Insurance, which differ from U.S. GAAP.
The accumulated earnings of TSI, GA Life, and STS are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Such limitations restrict the payment of dividends by insurance companies generally to unrestricted unassigned surplus funds reported for statutory purposes. As more fully described in note 20, a portion of the accumulated earnings of STS are also restricted by the catastrophe loss reserve balance (amounting to $27,823 and $25,869 as of December 31, 2006 and 2005, respectively) as required by the Insurance Code.
The net admitted assets, unassigned surplus, and capital and surplus of the insurance subsidiaries at December 31, 2006 and 2005 are as follows:

	2006 (Unaudited)
	TSI	STS	GA Life
Net admitted assets	$559,479	258,033	305,508
Unassigned surplus	192,363	47,717	32,673
Capital and surplus	193,363	84,041	35,233

	2005
	TSI	STS	SVTS
Net admitted assets	$504,435	246,429	199,728
Unassigned surplus	167,812	41,796	16,454
Capital and surplus	194,812	76,164	19,014
The net income (loss) of the insurance subsidiaries for the years ended December 31, 2006, 2005, and 2004 is as follows:

	TSI	STS	SVTS	GA Life
2006 (unaudited)	$11,349	7,922	—	7,097
2005	16,126	10,107	(58,046)	—
2004	31,045	9,589	607	—
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(25) Supplementary Information on Noncash Transactions Affecting Cash Flow Activities

	2006	2005	2004
Supplementary information on noncash transactions affecting cash flows activities:
Change in net unrealized gain on securities available for sale, including deferred income tax liability of $2, $805, and $3,330 in 2006, 2005, and 2004, respectively	$(3,212)	(18,832)	1,101
Retirement of fully depreciated items	—	—	13,054
Change in cash-flow hedges, including deferred income tax liability of $196 and $236 in 2006 and 2005 and deferred income tax asset of $56 in 2004	(65)	457	281
Change in minimum pension liability, including related intangible asset of $606, $550, and $598 and deferred income tax asset of $2,340, $5,303, and $3,576, in 2006, 2005, and 2004, respectively	4,952	(2,788)	(3)
Adjustment to initially apply SFAS No. 158, including deferred income tax effect of $10,152 in 2006.	(16,081)	—	—
On January 31, 2006, the Company acquired GA Life. Refer to note 3 for a summary of assets acquired and liabilities assumed as part of the acquisition.
(26)	Segment Information

The operations of the Company are conducted principally through three business segments: Managed Care, Life and Accident and Health Insurance (the Life Insurance segment), and Property and Casualty Insurance. In prior periods the Company presented the Managed Care segment segregated in two segments: Health Insurance – Commercial and Health Insurance – Reform. Both of these segments are now aggregated under the caption of Managed Care segment in accordance with the aggregation criteria established by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Business segments were identified according to the type of insurance products offered. These segments and a description of their respective operations are as follows:
•	Managed Care segment – TSI is engaged in the sale of managed care products to the commercial market sector (including corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare supplement) as well as to the Medicare Advantage, the Government of Puerto Rico Health Reform (the Reform) and stand-alone PDP. The following represents a description of the major contracts by sector:
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
•	Commercial – The premiums for this business are mainly originated through TSI’s internal sales force and a network of brokers and independent agents. TSI is a qualified contractor to provide health coverage to federal government employees within Puerto Rico. Earned premiums revenue related to this contract amounted to $113,355, $113,181, and $108,143 for the three-year period ended December 31, 2006, 2005, and 2004, respectively (see note 10). Under its commercial business, TSI also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $54,143, $64,623, and $67,082, for the three-year period ended December 31, 2006, 2005, and 2004, respectively. TSI also processes and pays claims as fiscal intermediary for the Medicare – Part B Program in Puerto Rico and is reimbursed for operating expenses (see note 15).

•	Medicare Advantage and Stand-alone PDP – TSI provides services through its Medicare Advantage health plans pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is terminable for cause if TSI breaches a material provision of the contract or violate relevant laws or regulations. The premiums for this business are mainly originated through TSI’s internal sales force and a network of brokers and independent agents. Earned premium revenue related to the Medicare Advantage business amounted to $170,820 and $34,236 for the years ended December 31, 2006 and 2005, respectively. There were no earned premiums for this business during the year ended December 31, 2004.

•	Reform – TSI participates in the Reform to provide health coverage to medically indigent citizens in Puerto Rico. The Reform program provides health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the Commonwealth of Puerto Rico. The Reform consists of a single policy with the same benefits for each qualified medically indigent citizen. Earned premium revenue related to this business amounted to $455,891, $510,839, and $484,742, for three-year period ended December 31, 2006, 2005, and 2004, respectively. During these periods, TSI was the sole provider in three of the eight Reform regions in Puerto Rico. Since the Reform’s inception in 1995, TSI had been the sole provider for two to three regions each year. The contract for each geographical area is subject to termination in the event of any non-compliance by the insurance company, which is not corrected or cured to the satisfaction of the government entity overseeing the Reform, or on ninety days’ prior written notice in the event that the government determines that there is an insufficiency of funds to finance the Reform. These contracts usually have one-year terms and expire on September 30. Upon the expiration of the contract for a geographical area, of the Commonwealth of Puerto Rico usually commences an open bidding process to select the carrier for each area. In October 2006, TSI was informed that the new contract to serve one of these regions, Metro-North, had been awarded to another managed care company effective November 1, 2006. The contracts for the other two areas were renewed for a one-year period ending September 2007. In addition, the Reform contracts stipulate that in the event that the net income for any given contract year, as defined, exceeds 2.5% of the premiums collected for the related contract year, TSI would need to return 75% of this excess to the Commonwealth of Puerto Rico.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
•	Life Insurance segment – This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through GA Life’s internal sales force and a network of independent brokers and agents.

•	Property and Casualty Insurance segment –The predominant insurance lines of business of this segment are commercial multiple peril, auto physical damage, auto liability, and dwelling. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to STS, net of commissions. Remittances are due 60 days after the closing date of the general agent’s account current.
The Company evaluates performance based primarily on the operating revenues and operating income of each segment. Operating revenues include premiums earned, net, administrative service fees and net investment income. Operating costs include claims incurred and operating expenses. The Company calculates operating income or loss as operating revenues less operating costs.
The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in the notes to consolidated financial statements. Services provided between reportable segments are done at transfer prices which approximate fair value. The financial data of each segment is accounted for separately; therefore no segment allocation is necessary. However, certain operating expenses are centrally managed, therefore requiring an allocation to each segment. Most of these expenses are distributed to each segment based on different parameters, such as payroll hours, processed claims, or square footage, among others. In addition, some depreciable assets are kept by one segment, while allocating the depreciation expense to other segments. The allocation of the depreciation expense is based on the proportion of asset used by each segment. Certain expenses are not allocated to the segments and are kept within TSM’s operations.
The following tables summarize the operations by operating segment for each of the years in the three-year period ended December 31, 2006, 2005, and 2004.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Operating revenues:
Managed care:
Premiums earned, net	$1,337,070	1,276,307	1,196,289
Fee revenue	14,089	14,445	9,242
Intersegment premiums/fee revenue	5,531	4,274	3,945
Net investment income	18,852	16,958	16,020

Total managed care	1,375,542	1,311,984	1,225,496

Life:
Premiums earned, net	86,595	17,130	16,442
Intersegment premiums	293	—	—
Net investment income	13,749	3,018	2,778

Total life	100,637	20,148	19,220

Property and casualty:
Premiums earned, net	87,961	86,767	86,228
Intersegment premiums	591	—	—
Net investment income	9,589	8,706	7,668

Total property and casualty	98,141	95,473	93,896

Other segments — intersegment service revenues *	53,375	50,004	47,971

Total business segments	1,627,695	1,477,609	1,386,583
TSM operating revenues from external sources	467	456	354
Elimination of intersegment premiums	(6,415)	(4,274)	(3,945)
Elimination of intersegment service revenue	(53,375)	(50,004)	(47,971)

Consolidated operating revenues	$1,568,372	1,423,787	1,335,021

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Operating income:
Managed care	$45,472	16,112	36,204
Life	11,196	3,045	642
Property and casualty	11,250	12,244	7,737
Other segments *	1,115	543	1,115

Total business segments	69,033	31,944	45,698
TSM operating revenues from external sources	467	456	354
TSM unallocated operating expenses	(6,648)	(5,271)	(4,787)
Elimination of TSM charges	10,474	6,588	6,084

Consolidated operating income	73,326	33,717	47,349

Consolidated net realized investment gains	837	7,161	10,968
Consolidated net unrealized gain (loss) on trading securities	7,699	(4,709)	3,042
Consolidated interest expense	(16,626)	(7,595)	(4,581)
Consolidated other income, net	2,323	3,732	3,360

Consolidated income before taxes	$67,559	32,306	60,138

	2006	2005	2004
Depreciation expense:
Managed care	$3,788	3,640	3,630
Life	750	439	418
Property and casualty	775	62	177

Total business segments	5,313	4,141	4,225
TSM depreciation expense	1,130	1,089	1,118

Consolidated depreciation expense	$6,443	5,230	5,343

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2006	2005
Assets:
Managed care	$600,948	541,973
Life	407,994	271,615
Property and casualty	326,894	307,228
Other segments *	7,807	4,310

Total business segments	1,343,643	1,125,126

Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	11,879	11,054
Property and equipment, net	23,792	24,760
Other assets	4,096	5,227

	39,767	41,041

Elimination entries — intersegment receivables and others	(37,901)	(28,705)

Consolidated total assets	$1,345,509	1,137,462

	2006	2005
Significant noncash items:
Net change in unrealized gain on securities available for sale:
Managed care	$(1,560)	(13,733)
Life	(1,457)	(1,844)
Property and casualty	(183)	(3,090)

Total business segments	(3,200)	(18,667)
Amount related to TSM	(12)	(165)

Consolidated net change in unrealized gain on securities available for sale	$(3,212)	(18,832)

Net change in minimum pension liability:
Managed Care	$3,795	(2,048)
Life and Disability	212	(76)
Property and Casualty	197	(142)
Other segments *	614	(453)

Total business segments	4,818	(2,719)
Amount related to TSM	134	(69)

Consolidated net change in minimum pension liability	$4,952	(2,788)

Adjustment to initially apply SFAS No. 158, net of tax:
Managed care	$(10,959)	—
Life	(1,145)	—
Property and casualty	(144)	—
Other segments *	(3,278)	—

Total business segments	(15,526)	—
Amount related to TSM	(555)	—

Consolidated net change in minimum pension liability	$(16,081)	—

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(27)	Quarterly Financial Information (Unaudited)

The results of operations of GA Life are included in the quarterly financial information for the period following January 31, 2006.

	2006
	March 31	June 30	September 30	December 31	Total
Revenues:
Premiums earned, net	$382,104	389,210	392,004	348,308	1,511,626
Administrative service fees	3,429	3,202	3,725	3,733	14,089
Net investment income	10,050	10,766	10,509	11,332	42,657

Total operating revenues	395,583	403,178	406,238	363,373	1,568,372
Net realized investment gains (losses)	528	433	363	(487)	837
Net unrealized investment gain (loss) on trading securities	2,556	(2,245)	3,407	3,981	7,699
Other income (loss), net	1,199	(1,286)	1,295	1,115	2,323

Total revenues	399,866	400,080	411,303	367,982	1,579,231

Benefits and expenses
Claims incurred	326,684	334,186	319,365	278,746	1,258,981
Operating expenses	57,730	56,932	55,810	65,593	236,065

Total operating costs	384,414	391,118	375,175	344,339	1,495,046
Interest expense	3,394	3,692	4,089	5,451	16,626

Total benefits and expenses	387,808	394,810	379,264	349,790	1,511,672

Income before taxes	12,058	5,270	32,039	18,192	67,559

Income tax expense (benefit):
Current	2,636	779	6,130	5,862	15,407
Deferred	41	(128)	1,079	(3,373)	(2,381)

Total income taxes	2,677	651	7,209	2,489	13,026

Net income	$9,381	4,619	24,830	15,703	54,533

Basic net income per share	$1,053	518	2,786	1,763	6,120
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2005
	March 31	June 30	September 30	December 31	Total
Revenues:
Premiums earned, net	$333,389	339,618	345,728	361,469	1,380,204
Administrative service fees	3,375	3,137	3,234	4,699	14,445
Net investment income	7,064	7,217	7,158	7,699	29,138

Total operating revenues	343,828	349,972	356,120	373,867	1,423,787
Net realized investment gains	3,314	1,363	1,857	627	7,161
Net unrealized investment gain (loss) on trading securities	(5,793)	(634)	905	813	(4,709)
Other income (loss), net	632	(142)	1,576	1,666	3,732

Total revenues	341,981	350,559	360,458	376,973	1,429,971

Benefits and expenses:
Claims incurred	302,923	297,901	299,577	307,966	1,208,367
Operating expenses	43,766	45,453	44,568	47,916	181,703

Total operating costs	346,689	343,354	344,145	355,882	1,390,070
Interest expense	1,788	1,856	1,880	2,071	7,595

Total benefits and expenses	348,477	345,210	346,025	357,953	1,397,665

Income (loss) before taxes	(6,496)	5,349	14,433	19,020	32,306

Income tax expense (benefit):
Current	1,221	758	802	1,252	4,033
Deferred	(2,510)	183	1,758	409	(160)

Total income taxes	(1,289)	941	2,560	1,661	3,873

Net income (loss)	$(5,207)	4,408	11,873	17,359	28,433

Basic net income (loss) per share	$(585)	495	1,333	1,950	3,193

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Financial Statements
December 31, 2006, 2005, and 2004
(With Independent Auditors’ Report Thereon)

KPMG LLP
American International Plaza
Suite 1100
250 Muñoz Rivera Avenue
San Juan, PR 00918-1819
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Triple-S Management Corporation:
Under date of March 7, 2007, we reported on the consolidated balance sheets of Triple-S Management Corporation and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006 as contained in the 2006 annual report to stockholders. Our report refers to the adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
San Juan, Puerto Rico
March 7, 2007
Stamp No. 2156014 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Balance Sheets
December 31, 2006 and 2005
(Dollar amounts in thousands, except per share data)

	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,224	50

Receivables:
Due from subsidiaries*	360	1,436
Other	29	15

Total receivables	389	1,451

Investment in securities	9,655	10,004
Prepaid income tax	—	92
Net deferred tax assets	218	316
Accrued interest	79	96
Other assets	523	621

Total current assets	12,088	12,630

Notes receivable from subsidiaries*	79,000	83,000
Investment in securities	1,000	1,000
Accrued interest on note receivable from subsidiaries	4,001	2,142
Net deferred tax assets	574	312
Investments in wholly owned subsidiaries*	377,341	299,421
Property and equipment, net	23,792	24,760
Pension asset	719	2,135
Other assets	912	1,275

Total assets	$499,427	426,675

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$12,140	1,640
Due to subsidiary*	15,159	10,509
Accounts payable and accrued expenses	8,291	6,873
Income taxes payable	291	—

Total current liabilities	35,881	19,022
Long-term debt	120,947	98,950

Total liabilities	156,828	117,972

Stockholders’ equity:
Common stock at $40 par value. Authorized 12,500 shares; issued and outstanding 8,911 and 8,904 shares at December 31, 2006 and 2005	356	356
Additional paid-in capital	150,408	150,408
Retained earnings	211,266	162,964
Accumulated other comprehensive loss, net	(19,431)	(5,025)

	342,599	308,703

Commitments and contingencies

Total liabilities and stockholders’ equity	$499,427	426,675

* Eliminated in consolidation.
See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Earnings
Years ended December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Rental income*	$6,897	6,724	6,290
Management fees	3,650	—	—
General and administrative expenses	(6,648)	(5,271)	(4,787)

Operating income	3,899	1,453	1,503

Other revenue (expenses):
Equity in net income of subsidiaries*	53,632	27,604	45,451
Interest expense, net of interest income of $6,088, $1,809, and $1,088 in 2006, 2005, and 2004, respectively *	(2,078)	(336)	(863)

Total other revenue, net	51,554	27,268	44,588

Income before income taxes	55,453	28,721	46,091

Income tax expense (benefit):
Current	772	208	306
Deferred	148	80	(18)

Total income tax expense, net	920	288	288

Net income	$54,533	28,433	45,803

* Eliminated in consolidation (see note 8).
See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

				Accumulated
		Additional		other
	Common	paid-in	Retained	comprehensive
	stock	capital	earnings	income (loss)	Total
Balance, December 31, 2003	$361	150,407	88,728	14,759	254,255

Stock redemption	(5)	1	—	—	(4)

Comprehensive income:
Net income	—	—	45,803	—	45,803
Net unrealized change in investment securities	—	—	—	1,101	1,101
Net change in minimum pension liability	—	—	—	(3)	(3)
Net change in fair value of cash-flow hedges	—	—	—	281	281

Total comprehensive income					47,182

Balance, December 31, 2004	356	150,408	134,531	16,138	301,433

Comprehensive income:
Net income	—	—	28,433	—	28,433
Net unrealized change in investment securities	—	—	—	(18,832)	(18,832)
Net change in minimum pension liability	—	—	—	(2,788)	(2,788)
Net change in fair value of cash-flow hedges	—	—	—	457	457

Total comprehensive income					7,270

Balance, December 31, 2005	356	150,408	162,964	(5,025)	308,703
Dividends declared	—	—	(6,231)	—	(6,231)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(16,081)	(16,081)

Comprehensive income:
Net income	—	—	54,533	—	54,533
Net unrealized change in investment securities	—	—	—	(3,212)	(3,212)
Net change in minimum pension liability	—	—	—	4,952	4,952
Net change in fair value of cash-flow hedges	—	—	—	(65)	(65)

Total comprehensive income					33,896

Balance, December 31, 2006	$356	150,408	211,266	(19,431)	342,599

See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years ended December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Cash flows from operating activities:
Net income	$54,533	28,433	45,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries*	(53,632)	(27,604)	(45,451)
Depreciation and amortization	1,130	1,090	1,118
Accretion in value of securities	—	—	(1)
Provision for obsolescence	(83)	(25)	(44)
Deferred income tax benefit	148	80	(18)
Changes in assets and liabilities:
Receivables*	1,062	(583)	(699)
Accrued interest*	(1,842)	(1,354)	(729)
Prepaid income tax, pension asset, and other assets	1,256	(2,553)	(1,245)
Accounts payable, accrued expenses, and due to subsidiary*	6,068	3,948	5,834
Income taxes payable	291	—	(14,339)

Net cash provided by (used in) operating activities	8,931	1,432	(9,771)

Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	—	(3,000)	(1,430)
Proceeds from sale and maturities of investment in securities classified as available for sale	335	—	1,280
Notes receivable from subsidiaries*	4,000	(57,000)	—
Acquisition of business	(38,196)	—	—
Acquisition of property and equipment, net	(162)	(273)	(39)

Net cash used in investing activities	(34,023)	(60,273)	(189)

Cash flows from financing activities:
Dividends paid	(6,231)	—	—
Dividend received from wholly owned subsidiaries*	—	—	15,000
Repayments of long-term borrowings	(2,503)	(5,140)	(2,645)
Proceeds from long-term borrowings	35,000	60,000	—
Redemption of common stock	—	—	(4)

Net cash provided by financing activities	26,266	54,860	12,351

Net increase (decrease) in cash and cash equivalents	1,174	(3,981)	2,391

Cash and cash equivalents, beginning of year	50	4,031	1,640

Cash and cash equivalents, end of year	$1,224	50	4,031

Supplemental information:
Income taxes paid	$402	170	14,774
Interest paid	7,809	2,093	1,951

Noncash activities:
Change in net unrealized gain on securities available for sale, including deferred income tax liability of $2, $805, and $3,330 in 2006, 2005 and 2004, respectively	$(3,212)	(18,832)	1,101
Change in cash-flow hedges, including deferred tax liability of $196 and $236 in 2006 and 2005, respectively, and deferred income tax asset of $56 in 2004	(65)	457	281
Change in minimum pension liability, including related intangible asset of $606, $550, and $598 and deferred income tax asset of $2,340, $5,303, and $3,576, in 2006, 2005, and 2004, respectively	4,952	(2,788)	(3)
Adjustment to initially apply SFAS No. 158, including deferred income tax effect of $10,152 in 2006	(16,081)	—	—

* Eliminated in consolidation.
See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(1)	Organization

Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico on January 17, 1997 to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries that are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance): (a) Triple-S, Inc. (TSI) a managed care organization, that provides health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations located mainly in Puerto Rico; (b) Great American Life Assurance Company of Puerto Rico (GA Life), which is engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (c) Seguros Triple-S, Inc. (STS), which is engaged in the underwriting of property and casualty insurance policies. The Company and TSI are members of the Blue Cross and Blue Shield Association (BCBSA).

Effective January 31, 2006, the Company completed the acquisition of 100% of the common stocks of GA Life and effective June 30, 2006, the Company merged the operations of its former life and accident and health insurance subsidiary, Seguros de Vida Triple-S, Inc. (SVTS), into the GA Life. The results of operations and financial position of GA Life are included as part of equity in net income of subsidiaries in the accompanying statements of earnings for the period following January 31, 2006.

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

(3)	Business Combinations

Effective January 31, 2006, the Company acquired 100% of the common stock of GA Life. As a result of this acquisition, the Corporation became one of the leading providers of life insurance policies in Puerto Rico. The acquisition was accounted by the Company in accordance with the provisions of SFAS No. 141, Business Combinations. The equity in net income of GA Life is included in the accompanying financial statements for the period following the effective date of the acquisition. The aggregate purchase price of
(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
the acquired entity amounted to $38,196; of this amount $37,500 was paid in cash on January 31, 2006 and $696 are direct costs related to the acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

Current assets	$219,747
Property and equipment	1,500
Value of business acquired	22,823

Total assets acquired	244,070

Total liabilities assumed	(205,874)

Net assets acquired	$38,196

The estimated fair value of the value of business acquired was actuarially determined by discounting after-tax profits at a risk rate of return equal to approximately 12%. After-tax profits were forecasted based upon models of the insurance in force, actual invested assets as of acquisition date and best-estimate actuarial assumptions regarding premium income, claims, persistency, expenses and investment income accruing from invested assets plus reinvestment of positive cash flows. The best-estimate actuarial assumptions were based upon GA Life’s recent experience in each of its major life and health insurance product lines. The amount of value of business acquired is to be amortized, considering interest, over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to the expected total premium revenue to be received over the life of the policies.

(4)	Property and Equipment, Net

Property and equipment as of December 31 are composed of the following:

	2006	2005
Land	$6,531	6,531
Buildings and leasehold improvements	27,927	27,765

	34,458	34,296

Less accumulated depreciation and amortization	(10,666)	(9,536)

Property and equipment, net	$23,792	24,760

(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(5)	Investment in Wholly Owned Subsidiaries

Summarized combined financial information for the Company’s wholly owned subsidiaries as of and for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Assets
Cash, cash equivalents, and investments	$943,784	704,252
Receivables, net	186,919	257,531
Other assets	212,940	163,343

Total assets	$1,343,643	1,125,126

Liabilities and Equity
Claim liabilities	$314,682	297,563
Future policy benefits related to funds withheld reinsurance	180,420	118,635
Unearned premiums	113,582	95,703
Annuity contracts	45,509	41,738
Accounts payable and other liabilities	312,109	272,066

Total liabilities	966,302	825,705

Stockholders’ equity	377,341	299,421

Total liabilities and equity	$1,343,643	1,125,126

The net income of the subsidiaries during the three-year period ended December 31, 2006 was $53,632, $27,604, and $45,451. The Company allocates to its subsidiaries certain expenses incurred in the administration of their operations. Total charges including other expenses paid on behalf of the subsidiaries amounted to $4,346, $3,828 and $3,945, in the three-year period ended December 31, 2006.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(6)	Long-Term Borrowings

A summary of the long-term borrowings entered by the Company at December 31, 2006 and 2005 follows:

	2006	2005
Secured note payable of $20,000, payable in various installments through August 31, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over selected LIBOR maturity (which was 6.67% and 5.71% at December 31, 2006 and 2005, respectively).	$10,500	11,500

Senior unsecured notes payable of $60,000 due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	60,000	60,000

Senior unsecured notes payable of $35,000 due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	—

Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 6.35% and 5.29% at December 31, 2006 and 2005, respectively).	27,587	29,090

	133,087	100,590

Less current maturities	(12,140)	(1,640)

Total loans payable to bank	$120,947	98,950

Aggregate maturities of the Company’s long term borrowings as of December 31, 2006 are summarized as follows:

2007	$12,140
2008	1,640
2009	1,640
2010	1,640
2011	1,640
Thereafter	114,387

$133,087

On January 23, 2006, the Company issued and sold $35,000 of its 6.70% senior unsecured notes payable due January 2021. These notes were privately placed to various accredited institutional investors. All of the
(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
Company’s senior notes can be prepaid at par, in total or partially, five years after issuance as determined by the Company.

TSI has a senior unsecured note payable amounting to $50,000 due in September 2019 with interest rate of 6.30% that is guaranteed by the Company as to payment of principal, premium, if any, and interest. The Company’s senior unsecured notes and the senior unsecured note of its subsidiary contain certain covenants with which the Company and its subsidiary have complied with at December 31, 2006.

Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized using the straight-line method over the term of its respective senior note. Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2006 and 2005 amounted to $828 and $579, respectively, and are included within the other assets in the accompanying balance sheets.

The credit agreement related to the $20,000 secured note payable calls for repayments of principal amount of not less than $250 and in integral multiples of $50.

The loan and note payable previously described are guaranteed by a first position held by the bank on the Company’s and its subsidiaries land, building, and substantially all leasehold improvements, as collateral for the term of the loans under a continuing general security agreement. These credit facilities contain certain covenants, which are normal in this type of credit facility, which the Company and its subsidiaries have complied with at December 31, 2006 and 2005.

Interest expense on the above long-term borrowings amounted to $8,545, $2,018, and $1,217 in the three-year period ended December 31, 2006.

(7)	Income Taxes

The Company is subject to Puerto Rico income taxes. Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries.

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to net income before income taxes as a result of the following:

	2006	2005	2004
Income tax expense at statutory rate of 39%	$21,626	11,201	17,975
Increase (decrease) in taxes resulting from:
Equity in net income of wholly owned subsidiaries	(20,916)	(10,765)	(17,726)
Disallowances	37	(68)	97
Other, net	173	(80)	(58)

Total income tax expense	$920	288	288

(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2006 and 2005 is composed of the following:

	2006	2005
Deferred tax assets:
Reserve for obsolete inventory	$—	32
Liability for pension benefits	406	136
Employee benefits plan	292	208
Postretirement benefits	17	16
Deferred compensation	121	238
Nondeductible depreciation	379	402
Unrealized loss on securities available for sales	60	58

Total gross deferred tax assets	1,275	1,090

Deferred tax liabilities:
Unamortized bond issue costs	(211)	(226)
Cash-flow hedges	(196)	(236)
Other	(76)	—

Gross deferred tax liabilities	(483)	(462)

Net deferred tax asset	$792	628

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

(8)	Transaction with Related Parties

The following are the significant related-party transactions made for the three-year period ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Rent charges to subsidiaries	$6,824	6,588	6,083
Interest charged to subsidiary on notes receivable	5,620	1,353	734
(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)
(9)	Contingencies

At December 31, 2006 and 2005, the Company is defendant in various lawsuits in the ordinary course of business. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the position and results of operations of the Company.

(10)	Dividends

On January 13, 2006, the board of directors (the Board) declared a cash dividend of $6,231 to be distributed pro rata among all of the Company’s issued and outstanding common shares, excluding those shares issued to the representatives of the community that are members of the Board (the qualifying shares). All stockholders of record as of the close of business on January 16, 2006, except those who only hold qualifying shares, received a dividend per share of $700 for each share held on that date.

Triple-S Management Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information
For the years ended December 31, 2006, 2005 and 2004
(Dollar amounts in thousands)

	Deferred								Amortization of
	Policy								Deferred Policy
	Acquisition		Liability for		Other				Acquisition
	Costs and Value		Future		Policy Claims		Net		Costs and Value	Other	Net
	of Business	Claim	Policy	Unearned	and Benefits	Premium	Investment	Claims	of Business	Operating	Premiums
Segment	Acquired	Liabilities	Benefits	Premiums	Payable	Revenue	Income	Incurred	Acquired	Expenses	Written
2006

Managed care	$—	$185,249	$—	$17,812	$—	$1,339,807	$18,852	$1,173,622	$—	$156,448	$1,339,807
Life insurance	88,590	35,164	180,420	1,960	—	86,888	13,749	43,619	16,339	29,483	84,752
Property and casualty insurance	22,827	94,269	—	93,810	—	88,552	9,589	41,740	25,118	20,033	93,252
Other non-reportable segments, parent company operations and net consolidating entries.	—	—	—	—	—	(3,621)	467	—	—	(11,356)	—

Total	$111,417	$314,682	$180,420	$113,582	$—	$1,511,626	$42,657	$1,258,981	$41,457	$194,608	$1,517,811

2005

Managed care	$—	$178,978	$8,829	$8,829	$—	$1,279,511	$16,849	$1,155,878	$—	$139,994	$1,279,511
Life insurance	61,677	22,478	181	181	118,635	17,130	3,018	8,902	264	7,937	17,130
Property and casualty insurance	19,891	96,107	86,693	86,693	—	86,767	8,706	43,587	23,137	16,505	91,883
Other non-reportable segments, parent company operations and net consolidating entries.	—	—	—	—	—	(3,204)	456	—	—	(6,134)	—

Total	$81,568	$297,563	$95,703	$95,703	$118,635	$1,380,204	$29,029	$1,208,367	$23,401	$158,302	$1,388,524

2004

Managed care	$—	$168,910	$6,249	$6,249	$—	$1,199,184	$15,699	$1,058,585	$—	$130,707	$1,199,184
Life insurance	887	20,788	481	481	—	16,442	2,778	11,231	66	7,281	16,442
Property and casualty insurance	17,825	89,627	77,853	77,853	—	86,228	7,668	45,977	22,388	17,794	89,659
Other non-reportable segments, parent company operations and net consolidating entries.	—	—	—	—	—	(2,895)	354	—	—	(6,357)	—

Total	$18,712	$279,325	$84,583	$84,583	$—	$1,298,959	$26,499	$1,115,793	$22,454	$149,425	$1,305,285

Triple-S Management Corporation and Subsidiaries
Schedule IV — Reinsurance
For the years ended December 31, 2006, 2005 and 2004
(Dollar amounts in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies (1)	Companies	Amount	to Net
2006

Life insurance in force	$10,433,690	6,957,946	—	3,475,744	0.0%

Premiums:
Life insurance	$89,736	9,397	4,413	84,752	5.2%
Accident and health insurance	1,341,952	2,145	—	1,339,807	0.0%
Property and casualty insurance	158,975	65,723	—	93,252	0.0%

Total premiums	$1,590,663	77,265	4,413	1,517,811	0.3%

2005

Life insurance in force	$4,443,620	1,887,180	—	2,556,440	0.0%

Premiums:
Life insurance	$24,195	7,465	400	17,130	2.3%
Accident and health insurance	1,285,805	6,294	—	1,279,511	0.0%
Property and casualty insurance	151,127	59,244	—	91,883	0.0%

Total premiums	$1,461,127	73,003	400	1,388,524	0.0%

2004

Life insurance in force	$4,575,470	2,443,567	—	2,131,903	0.0%

Premiums:
Life insurance	$23,709	7,267	—	16,442	0.0%
Accident and health insurance	1,200,292	1,108	—	1,199,184	0.0%
Property and casualty insurance	141,874	52,215	—	89,659	0.0%

Total premiums	$1,365,875	60,590	—	1,305,285	0.0%

(1)	Premiums ceded on the life insurance business are net of commission income on reinsurance amounting to $275, $541 and $699 for the years ended December 31, 2006, 2005 and 2004.

Triple-S Management Corporation and Subsidiaries
Schedule V — Valuation and Qualifying Accounts
For the years ended December 31, 2006, 2005 and 2004
(Dollar amounts in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts	Deductions -	End of
	Period	Expenses	- Describe (1)	Describe (2)	Period
2006

Allowance for doubtful receivables	$12,240	8,570	1,380	(3,960)	18,230

2005

Allowance for doubtful receivables	$11,173	3,829	—	(2,762)	12,240

2004

Allowance for doubtful receivables	$9,015	5,166	—	(3,008)	11,173

(1)	Represents amount of allowance for doubtful accounts acquired upon the purchase of GA Life and other adjustments.

(2)	Deductions represent the write-off of accounts deemed uncollectible.