Form 10-Q
period 2007-03-31
TRIPLE-S MANAGEMENT CORP
filed 2007-05-14
CIK 1171662

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at May 4, 2007

Common Stock, $1.00 par value	26,709,000

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended March 31, 2007

Part I – Financial Information
Item 1. Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2007	2006

ASSETS

Investments and cash:
Securities held for trading, at fair value:
Equity securities	$79,589	83,447
Securities available for sale, at fair value:
Fixed maturities	706,888	702,566
Equity securities	61,217	61,686
Securities held to maturity, at amortized cost:
Fixed maturities	21,319	21,450
Policy loans	5,228	5,194
Cash and cash equivalents	80,354	81,320

Total investments and cash	954,595	955,663

Premiums and other receivables, net	184,529	165,358
Deferred policy acquisition costs and value of business acquired	112,812	111,417
Property and equipment, net	41,346	41,615
Net deferred tax asset	9,336	9,292
Other assets	59,236	62,164

Total assets	$1,361,854	1,345,509

LIABILITIES AND STOCKHOLDERS’ EQUITY

Claim liabilities:
Claims processed and incomplete	$151,242	147,211
Unreported losses	159,812	150,735
Unpaid loss-adjustment expenses	16,817	16,736

Total claim liabilities	327,871	314,682

Liability for future policy benefits	183,568	180,420
Unearned premiums	110,377	113,582
Policyholder deposits	45,355	45,425
Liability to Federal Employees’ Health Benefits Program	13,619	13,563
Accounts payable and accrued liabilities	107,105	110,609
Borrowings	182,677	183,087
Income tax payable	10,672	9,242
Liability for pension benefits	34,437	32,300

Total liabilities	1,015,681	1,002,910

Stockholders’ equity:
Common stock	9	356
Additional paid-in capital	150,755	150,408
Retained earnings	213,323	211,266
Accumulated other comprehensive loss	(17,914)	(19,431)

Total stockholders’ equity	346,173	342,599

Total liabilities and stockholders’ equity	$1,361,854	1,345,509

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months ended March 31, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2007	2006

REVENUES:
Premiums earned, net	$348,465	380,531
Administrative service fees	3,509	3,429
Net investment income	11,121	10,050

Total operating revenues	363,095	394,010
Net realized investment gains	1,196	528
Net unrealized investment gain (loss) on trading securities	(1,925)	2,556
Other income, net	209	1,199

Total revenues	362,575	398,293

BENEFITS AND EXPENSES:
Claims incurred	297,318	324,707
Operating expenses	56,137	57,730

Total operating costs	353,455	382,437

Interest expense	3,952	3,798

Total benefits and expenses	357,407	386,235

Income before taxes	5,168	12,058

INCOME TAX EXPENSE (BENEFIT):
Current	1,060	2,636
Deferred	(397)	41

Total income taxes	663	2,677

Net income	$4,505	9,381

Basic net income per share	$505	1,053

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the three months
ended March 31, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	2007	2006

BALANCE AT JANUARY 1	$342,599	308,703

Dividends	(2,448)	(6,231)
Comprehensive income (loss):
Net income	4,505	9,381
Net unrealized change in fair value of available for sale securities	1,582	(6,644)
Net change in fair value of cash flow hedges	(65)	92

Total comprehensive income	6,022	2,829

BALANCE AT MARCH 31	$346,173	305,301

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARES
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2007	2006

Net income	$4,505	9,381

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,716	1,442
Net amortization of investments	190	63
Provision for doubtful receivables	1,463	451
Deferred tax (benefit) expense	(397)	41
Net gain on sale of securities	(1,196)	(528)
Net unrealized (gain) loss of trading securities	1,925	(2,556)
Proceeds from trading securities sold:
Equity securities	9,842	5,866
Acquisition of securities in trading portfolio:
Equity securities	(6,024)	(5,762)
(Increase) decrease in assets:
Premiums receivable	(19,161)	(23,969)
Agent balances	4,809	(94)
Accrued interest receivable	(1,124)	349
Other receivables	(4,522)	1,782
Funds withheld reinsurance receivable	—	118,635
Reinsurance recoverable on paid losses	(589)	(348)
Deferred policy acquisition costs and value of business acquired	(1,395)	(698)
Prepaid income tax	—	2,555
Other assets	2,821	762
Increase (decrease) in liabilities:
Claims processed and incomplete	4,031	2,661
Unreported losses	9,077	16,475
Unpaid loss-adjustment expenses	81	457
Liability for future policy benefits	3,148	2,059
Liability for future policy benefits related to funds withheld reinsurance	—	(118,635)
Unearned premiums	(3,205)	585
Policyholder deposits	428	416
Liability to FEHBP	56	3,741
Accounts payable and accrued liabilities	(4,320)	(11,216)
Income tax payable	1,430	—

Net cash provided by operating activities	$3,589	3,915

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2007	2006

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$59,497	4,838
Fixed maturities matured	5,178	14,569
Equity securities	—	360
Fixed maturity securities held to maturity	209	122
Acquisition of investments:
Securities available for sale:
Fixed maturities	(66,243)	(21,844)
Equity securities	(499)	—
Acquisition of business, net of $10,403 of cash acquired	—	(27,793)
Net disbursements for policy loans	(34)	(109)
Capital expenditures	(1,447)	(3,780)
Proceeds from sale of property and equipment	—	3

Net cash used in investing activities	(3,339)	(33,634)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in outstanding checks in excess of bank balances	2,140	2,569
Repayments of short-term borrowings	—	(8,652)
Proceeds from short-term borrowings	—	6,912
Repayments of long-term borrowings	(410)	(273)
Proceeds from long-term borrowings	—	35,000
Dividends paid	(2,448)	(6,231)
Proceeds from policyholder deposits	1,440	2,255
Surrenders of policyholder deposits	(1,938)	(1,930)

Net cash (used in) provided by financing activities	(1,216)	29,650

Net decrease in cash and cash equivalents	(966)	(69)
Cash and cash equivalents at beginning of the period	81,320	48,978

Cash and cash equivalents at end of the period	$80,354	48,909

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
(1) Basis of Presentation
The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries (the Corporation) are unaudited, except for the balance sheet information as of December 31, 2006, which is derived from the Corporation’s audited consolidated financial statements, pursuant to the rules and regulations of the United States Securities and Exchange Commission. The consolidated interim financial statements do not include all of the information and the footnotes required by U.S. generally accepted accounting principles for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full year.
Certain amounts in the 2006 consolidated financial statements were reclassified to conform to the 2007 presentation.
(2) Recent Accounting Standards
There were no new accounting pronouncements issued during the first three months of 2007 that have not been disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
The Corporation adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. See note 9 for details.
(3) Segment Information
The operations of the Corporation are conducted principally through three business segments: Managed Care, Life and Accident and Health Insurance (the Life Insurance segment), and Property and Casualty Insurance. The Corporation evaluates performance based primarily on the operating revenues and operating income of each segment. Operating revenues include premiums earned, net, administrative service fees and net investment income. Operating costs include claims incurred and operating expenses. The Corporation calculates operating income or loss as operating revenues less operating costs.
The following tables summarize the operations by major operating segment for the three months ended March 31, 2007 and 2006:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006

Operating revenues:
Managed Care:
Premiums earned, net	$304,831	338,603
Administrative service fees	3,509	3,429
Intersegment premiums /service fees	1,627	1,398
Net investment income	4,829	4,556

Total managed care	314,796	347,986
Life Insurance:
Premiums earned, net	22,380	20,030
Intersegment premiums	82	78
Net investment income	3,620	3,010

Total life	26,082	23,118
Property and Casualty Insurance:
Premiums earned, net	21,254	21,898
Intersegment premiums	154	129
Net investment income	2,552	2,364

Total property and casualty	23,960	24,391
Other segments — intersegment service revenues *	11,040	13,268

Total business segments	375,878	408,763
TSM operating revenues from external sources	120	120
Elimination of intersegment premiums	(1,863)	(1,605)
Elimination of intersegment service fees	(11,040)	(13,268)

Consolidated operating revenues	$363,095	394,010

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006

Operating income:
Managed care	$4,100	5,606
Life insurance	2,975	2,073
Property and casualty insurance	1,393	2,436
Other segments *	138	284

Total business segments	8,606	10,399
TSM operating revenues from external sources	120	120
TSM unallocated operating expenses	(1,826)	(1,316)
Elimination of TSM intersegment charges	2,740	2,370

Consolidated operating income	9,640	11,573
Consolidated net realized investment gains	1,196	528
Consolidated net unrealized gain (loss) on trading securities	(1,925)	2,556
Consolidated interest expense	(3,952)	(3,798)
Consolidated other income, net	209	1,199

Consolidated income before taxes	$5,168	12,058

Depreciation expense:
Managed care	$896	917
Life insurance	179	135
Property and casualty insurance	360	107

Total business segments	1,435	1,159
TSM depreciation expense	281	283

Consolidated depreciation expense	$1,716	1,442

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2007	2006

Assets:
Managed care	$608,340	600,948
Life insurance	411,747	407,994
Property and casualty insurance	324,442	326,894
Other segments *	8,085	7,807

Total business segments	1,352,614	1,343,643
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	11,687	11,879
Property and equipment,net	23,511	23,792
Other assets	2,353	4,096

	37,551	39,767
Elimination entries-intersegment receivables and others	(28,311)	(37,901)

Consolidated total assets	$1,361,854	1,345,509

Significant noncash items:
Net change in unrealized gain on securities available for sale:
Managed care	$496	(1,560)
Life insurance	380	(1,457)
Property and casualty insurance	672	(183)

Total business segments	1,548	(3,200)
Amount related to TSM	34	(12)

Consolidated net change in unrealized gain on securities available for sale	$1,582	(3,212)

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2007 and December 31, 2006, were as follows:

March 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$64,997	15,693	(1,101)	79,589

Securities available for sale:
Fixed maturities	715,487	895	(9,494)	706,888
Equity securities	50,631	12,403	(1,817)	61,217

	766,118	13,298	(11,311)	768,105

Securities held to maturity:
Fixed maturities	21,319	386	(648)	21,057

	$852,434	29,377	(13,060)	868,751

December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$66,930	17,436	(919)	83,447

Securities available for sale:
Fixed maturities	714,113	590	(12,137)	702,566
Equity securities	50,132	13,112	(1,558)	61,686

	764,245	13,702	(13,695)	764,252

Securities held to maturity:
Fixed maturities	21,450	370	(816)	21,004

	$852,625	31,508	(15,430)	868,703

Investment in securities at March 31, 2007 are mostly comprised of U.S. Treasury securities, obligations of government sponsored enterprises and obligations of U.S. government instrumentalities (58.9%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (8.4%) and obligations of the government of Puerto Rico and its instrumentalities (5.5%). The remaining 27.2% of the investment portfolio is comprised of equity securities and mutual funds.
The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
to operations and a new cost basis for the security is established. No other-than-temporary impairment was recognized during the three months ended March 31, 2007. During the three months ended March 31, 2006 the Corporation recognized an other-than-temporary impairment amounting to $388 on one of its equity securities classified as available for sale.
(5) Premiums and Other Receivables
Premiums and other receivables as of March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006

Premium	$67,314	53,377
Self-funded group receivables	27,761	24,854
FEHBP	11,504	9,187
Agents balances	24,004	28,813
Accrued interest	8,910	7,786
Reinsurance recoverable on paid losses	41,474	40,885
Other	23,255	18,686

	204,222	183,588

Less allowance for doubtful receivables:
Premiums	14,119	12,128
Other	5,574	6,102

	19,693	18,230

Total premiums and other receivables	$184,529	165,358

(6) Claim Liabilities
The activity in the total claim liabilities for the three months ended March 31, 2007 and 2006 is as follows:

	Three months ended
	March 31,
	2007	2006

Claim liabilities at beginning of period	$314,682	297,563
Reinsurance recoverable on claim liabilities	(32,066)	(28,720)

Net claim liabilities at beginning of period	282,616	268,843

Claim liabilities acquired from GA Life	—	8,771
Incurred claims and loss-adjustment expenses:
Current period insured events	309,565	316,804
Prior period insured events	(16,191)	4,460

Total	293,374	321,264

Payments of losses and loss-adjustment expenses:
Current period insured events	144,814	167,711
Prior period insured events	135,636	133,859

Total	280,450	301,570

Net claim liabilities at end of period	295,540	297,308
Reinsurance recoverable on claim liabilities	32,331	29,031

Claim liabilities at end of period	$327,871	326,339

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
The credits in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2007 is due primarily to better than expected utilization trends. The amount in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2006 is due to a higher than expected cost per service and utilization trends.
(7) Capital Stock
As of March 31, 2007, subsequent to an amendment to its Articles of Incorporation effective February 2007, the Corporation was authorized to issue 100,000,000 shares of common stock with a par value of $1.00 per share. As of December 31, 2006, the Corporation was authorized to issue 12,500 shares of common stock with a par value of $40.00 per share. Total shares issued and outstanding as of March 31, 2007 and December 31, 2006 were 8,913 and 8,911, respectively.
(8) Comprehensive Income
The accumulated balances for each classification of other comprehensive income are as follows:

				Accumulated
	Unrealized	Liability for		other
	gain (loss) on	pension	Cash flow	comprehensive
	securities	benefits	hedges	income

BALANCE AT JANUARY 1	$5	(19,742)	306	(19,431)
Net current period change	1,582	—	(65)	1,517

BALANCE AT MARCH 31	$1,587	(19,742)	241	(17,914)

(9) Income Taxes
Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. The Corporation and its subsidiaries are subject to Puerto Rico income taxes. The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of January 1, 2007, tax years 2003 through 2006 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.
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
In June 2006, FASB issued FIN 48, which among other things, provides guidance to address uncertainty in tax positions and clarifies the accounting for income taxes by prescribing a minimum recognition threshold which income tax positions must achieve before being recognized in the financial statements. In addition, FIN 48 requires expanded annual disclosures, including a rollforward of the beginning and ending aggregate unrecognized taxes as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized taxes will significantly increase or decrease within twelve months.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
The Corporation adopted FIN 48 on January 1, 2007; no adjustment was required upon the adoption of this accounting pronouncement.
(10) Pension Plan
The components of net periodic benefit cost for the three months ended March 31, 2007 and 2006 were as follows:

	Three months ended
	March 31,
	2007	2006

Components of net periodic benefit cost:
Service cost	$1,356	1,370
Interest cost	1,294	1,175
Expected return on assets	(1,128)	(991)
Prior service cost	14	12
Actuarial loss	514	602

Net periodic benefit cost	$2,050	2,168

Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2006 that it expected to contribute $5,000 to its pension program in 2007. As of March 31, 2007, no contributions have been made. The Corporation currently anticipates contributing $5,000 to fund its pension program in 2007.
(11) Net Income Available to Stockholders and Net Income per Share
The Corporation presents only basic earnings per share, which consists of the net income that is available to common stockholders divided by the weighted-average number of common shares outstanding for the period.
The following table sets forth the computation of basic net income per share for the three months ended March 31, 2007 and 2006:

	Three months ended
	March 31,
	2007	2006

Numerator for basic earnings per share:
Net income available to stockholders	$4,505	9,381

Denominator for basic earnings per share:
Weighted average of outstanding common shares	8,912	8,906

Basic net income per share	$505	1,053

(12) Subsequent Events
On April 24, 2007, the Corporation’s Board of Directors authorized a 3,000-for-one stock split to be effected in the form of a dividend. This stock split is effective on May 1, 2007 to all stockholders of record at the close of business on April 24, 2007. The total number of authorized shares and par value were unchanged by this action. The par value of the additional shares resulting from the stock split will be

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
March 31, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
reclassified from additional paid in capital to common stock. All references to the number of shares and per share amounts in this consolidated financial statements are presented on a pre-split basis.
The Corporation’s historical earnings per share on a pro forma basis, assuming the stock split had occurred on January 1, 2006.

	Three months ended
	March 31,
	2007	2006

Numerator for basic earnings per share:
Net income available to stockholders	$4,505	9,381

Denominator for basic earnings per share:
Weighted average of outstanding common shares giving effect to 3,000-for-one stock split	26,735,000	26,719,000

Basic net income per share giving effect to 3,000-for-one stock split	$0.17	0.35

(13) Contingencies
Various litigation claims and assessments against the Corporation have arisen in the ordinary course of business, including but not limited to, its activities as an insurer and employer. Furthermore, the Commissioner of Insurance, as well other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such claims, assessments, audits and lawsuits would not have a material adverse effect on the consolidated financial position or results of operations of the Corporation. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could have a material adverse effect on our operating results and/or cash flows. Where the Corporation believes that a loss is both probable and estimable, such amounts have been recorded. In other cases, it is at least reasonably possible that the Corporation may have incurred a loss related to one or more of the pending lawsuits or investigations disclosed above, but the Corporation is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.
Sánchez Litigation
On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of the board of directors of the Corporation and Triple-S, Inc. (TSI), and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act (RICO). Among other allegations, the suit alleges a scheme to defraud the plaintiffs by acquiring control of our managed care subsidiary through illegally capitalizing our managed care subsidiary and later converting it to a for profit corporation and depriving the stockholders of their ownership rights. The plaintiffs base their allegations on the alleged decisions of TSI’s board of directors and shareholders, purportedly made in 1979, to operate with certain restrictions in order to turn our managed care subsidiary into a charitable corporation. On May 4, 2006, the Court issued an Opinion and Order awarding summary judgment in favor of all the defendants, thereby dismissing the case. Plaintiffs filed a notice of appeal before the United States Court of Appeals for the First Circuit. The parties argued the case before the First Circuit on February 6, 2007, which took the case under advisement and is expected to issue a judgment within approximately 90 days of such date.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
Jordán et al Litigation
On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices and damages in the amount of $12.0 million. They also requested that we sell shares to them. The Corporation’s position is that many of the allegations brought by the plaintiffs in this complaint have been resolved in favor of the Corporation and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and in the local courts. The defendants, including the Corporation and TSI, answered the complaint, filed a counterclaim and filed several motions to dismiss.
On May 9, 2005, the plaintiffs amended the complaint to allege causes of action similar to those dismissed in the Sánchez case. Defendants moved to dismiss all claims in the amended complaint. Plaintiffs opposed the motions to dismiss and defendants filed corresponding replies. In 2006, the Court held several hearings concerning these dispositive motions and stayed all discovery until the motions were resolved.
On January 19, 2007, the Court denied a motion by the plaintiffs to dismiss the defendants’ counterclaim for malicious prosecution and abuse of process. The Court ordered plaintiffs to answer the counterclaim by February 20, 2007. Although they filed after the required date, plaintiffs have filed an answer to the counterclaim.
On February 7, 2007, the Court dismissed all of the charitable trust, RICO and violation of due process claims, which affects all of the plaintiffs. Other counts of the complaint, torts, breach of contract and violation of the Puerto Rico corporations’ law claims were dismissed only against the certain of the physician plaintiffs. The Court allowed the count based on antitrust, and in reconsideration allowed the charitable trust and RICO claims. The Corporation appealed to the Puerto Rico Court of Appeals the denial of the motion to dismiss as to the antitrust allegations and the Court’s decision to reconsider the claims previously dismissed.
Thomas Litigation
On May 22, 2003, a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all others similarly situated and the Connecticut State Medical Society against the Blue Cross and Blue Shield Association (BCBSA) and substantially all of the other Blue plans in the United States, including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.
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
March 31, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
TSI, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.
The parties were ordered to engage in mediation. Twenty four plans have been actively participating in the mediation efforts. The mediation resulted in the creation of a Settlement Agreement that was filed with the Court on April 27, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting our financial condition and results of operations for the three months ended March 31, 2007. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2006.
Cautionary Statement Regarding Forward-Looking Information
This Quarterly Report on Form 10-Q and other of our publicly available documents may include statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things: statements concerning our business and our financial condition and results of operations. These statements are not historical, but instead represent our belief regarding future events, any of which, by their nature, are inherently uncertain and outside of our control. These statements may address, among other things, future financial results, strategy for growth, and market position. It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. The factors that could cause actual results to differ from those in the forward-looking statements are discussed throughout this form. We are not under any obligation to update or alter any forward-looking statement (and expressly disclaims any such obligations), whether as a result of new information, future events or otherwise. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, rising healthcare costs, business conditions and competition in the different insurance segments, government action and other regulatory issues.
Overview
We are the largest managed care company in Puerto Rico in terms of membership, with over 45 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the commercial, Reform, Medicare Advantage and Part D stand-alone prescription drug plan (PDP) markets. The Reform is a Puerto Rico government-funded managed care program for the medically indigent population, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico, serve approximately one million members across all regions of Puerto Rico and hold a leading market position covering approximately 25% of the population. For the three months ended March 31, 2007, our managed care segment represented approximately 87.7% of our total consolidated premiums earned, net and approximately 41.8% of our operating income. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment has a market share of approximately 25% (in terms of premiums written) as of December 31, 2005. Our property and casualty segment has a market share of approximately 8.5% (in terms of direct premiums) as of December 31, 2006.
We participate in the managed care market through our subsidiary, Triple-S, Inc. (TSI). Our managed care subsidiary is a Blue Cross and Blue Shield Association (BCBSA) licensee, which provides us with exclusive use of the Blue Shield brand in Puerto Rico. We offer products to the commercial, Reform, Medicare Advantage and PDP market sectors, including corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.
We participate in the life insurance market through our subsidiary, Great American Life Assurance Company of Puerto Rico (GA Life) (which resulted from the merger of our former subsidiary Seguros de Vida Triple-S, Inc. (SVTS) into GA Life) and in the property and casualty insurance market through our subsidiary, Seguros Triple-S, Inc. (STS), which represented approximately 6.5% and 6.1%, respectively, of our consolidated premiums earned, net for the three months ended March 31, 2007 and 30.6% and 14.3%, respectively, of our operating income for that period.

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. Except as otherwise indicated, the numbers presented in this Quarterly Report on Form 10-Q do not reflect intersegment eliminations. These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment, but are eliminated in consolidation and do not change net income. The following table shows premiums earned, net and net fee revenue and operating income for each segment, as well as the intersegment premiums earned, service revenues and other intersegment transactions, which are eliminated in the consolidated results:

	Three months ended
	March 31,
(Dollar amounts in millions)	2007	2006

Premiums earned, net
Managed care	$305.6	339.3
Life insurance	22.5	20.1
Property and casualty insurance	21.4	22.0
Intersegment premiums earned	(1.0)	(0.9)

Consolidated premiums earned, net	$348.5	380.5

	Three months ended
	March 31,
(Dollar amounts in millions)	2007	2006

Administrative service fees
Managed care	$4.4	4.1
Intersegment administrative service fees	(0.9)	(0.7)

Consolidated administrative service fees	$3.5	3.4

	Three months ended
	March 31,
(Dollar amounts in millions)	2007	2006

Operating income
Managed care	$4.1	5.6
Life insurance	3.0	2.1
Property and casualty insurance	1.4	2.5
Other segments and intersegment eliminations	1.2	1.4

Consolidated operating income	$9.7	11.6

Our revenues primarily consist of premiums earned, net and administrative service fees. These revenues are derived from the sale of managed care products in the commercial market to employer groups, individuals and government-sponsored programs, principally Medicare and Reform. Premiums are derived from insurance contracts and administrative service fees are derived from self-funded contracts, under which we provide a range of services, including claims administration, billing and membership services, among others. Revenues also include premiums earned from the sale of property and casualty and life insurance contracts, and investment income. Substantially all of our earnings are generated in Puerto Rico.
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
We use the operating income as a measure of performance of the underwriting and investment functions of our segments. We also use the loss ratio and the operating expense ratio as measures of performance. The loss ratio is claims incurred divided by premiums earned, net, multiplied by 100. The operating expense ratio is operating expenses divided by premiums earned, net and administrative service fees, multiplied by 100.
Recent Developments
Puerto Rico’s Economy
The Government of the Commonwealth of Puerto Rico recently announced a possible shortfall of funds to complete the fiscal year ending June 30, 2007 with a balanced budget, as required by law. Certain measures proposed by the governor to resolve the budgetary shortfall for fiscal year 2007 are currently being evaluated by the Puerto Rico legislature.
Recent Accounting Standards
There were no new accounting pronouncements issued during the first three months of 2007 that have not been disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
We adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. See details in note 9 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Managed Care Membership

	As of March 31,
	2007	2006

Managed care enrollment:
Commercial [1]	579,887	604,341
Reform [2]	353,460	595,400
Medicare Advantage	30,709	18,221
Part D Stand-Alone Prescription Drug Plan	11,648	16,730

Total	975,704	1,234,692

Managed care enrollment by funding arrangement:
Fully-insured	814,092	1,081,274
Self-insured	161,612	153,418

Total	975,704	1,234,692

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

(2)	Enrollment as of March 31, 2006 includes 207,420 members of the Metro-North region. The contract for this region was not renewed effective November 1, 2006.

Consolidated Operating Results
The following table sets forth the Corporation’s consolidated operating results. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments. On January 31, 2006 we completed the acquisition of GA Life. The results of operations of GA Life are included in this table for the period following the effective date of this acquisition.

	Three months ended
	March 31,
(Dollar amounts in millions)	2007	2006

Revenues:
Premiums earned, net	$348.5	380.5
Administrative service fees	3.5	3.4
Net investment income	11.1	10.1

Total operating revenues	363.1	394.0
Net realized investment gains	1.2	0.5
Net unrealized (loss) gain on trading securities	(1.9)	2.6
Other income, net	0.2	1.2

Total revenues	362.6	398.3

Benefits and expenses:
Claims incurred	297.3	324.7
Operating expenses	56.1	57.7

Total operating expenses	353.4	382.4
Interest expense	4.0	3.8

Total benefits and expenses	357.4	386.2

Income before taxes	5.2	12.1
Income tax expense	0.7	2.7

Net income	$4.5	9.4

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Operating revenues
Consolidated premiums earned, net and administrative service fees decreased by $31.9 million, or 8.3%, to $352.0 million during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The decrease was primarily due to a decrease in the premiums earned, net in our managed care segment, principally due to the decreased volume of the Reform sector after the loss of the Metro-North region, offset in part by the growth of our Medicare Advantage business.
Consolidated net investment income increased by $1.0 million, or 9.9%, to $11.1 million during the three months ended March 31, 2007. This increase is primarily the result of the acquisition of GA Life effective January 31, 2006; net investment income earned by GA Life during the month of January 2006 amounted to $1.0 million, which are not included in our consolidated financial statements.
Net realized investment gains
Consolidated net realized investment gains increased by $0.7 million, or 140.0%, to $1.2 million during the three months ended March 31, 2007. This increase is primarily the result of higher sales in 2007 of investments in a gain position, particularly in trading securities, in order to keep the portfolio within established tactical allocation limits.
Net unrealized (loss) gain on trading securities and other income, net
The combined balance of our consolidated net unrealized loss on trading securities and other income, net decreased by $5.5 million, to a loss of $1.7 million during the three months ended March 31, 2007. This decrease is principally attributed to unrealized equity securities losses in our trading portfolios. The unrealized loss in 2007 is the result of fluctuations in the market particularly at the end of the quarter.
Claims Incurred
Consolidated claims incurred during the three months ended March 31, 2007 decreased by $27.4 million, or 8.4%, to $297.3 million when compared to the claims incurred during the three months ended March 31, 2006. This decrease in principally due to decreased claims in the managed care segment as a result of the decreased volume of business of the Reform sector due to the loss of the Metro-North region, net of increased enrollment in the Medicare Advantage sector. The consolidated loss ratio remained unchanged at 85.3%.
Operating Expenses
Consolidated operating expenses during the three months ended March 31, 2007 decreased by $1.6 million, or 2.8%, to $56.1 million as compared to the operating expenses during the 2006 period. This decrease is primarily attributed to the decrease in the operating expenses for the Reform business resulting from reduction in volume of the Reform business after the loss of the Metro-North region. The consolidated operating expense ratio increased by 0.9 percentage points during the 2007 period mainly due to fixed expenses not affected by a reduction in volume.
Income tax expense
The consolidated effective tax rate decreased by 8.8 percentage points, from 22.3% in 2006 to 13.5% in 2007, primarily due to a lower taxable income in 2007 from our managed care segment, which has a higher effective tax rate than our other segments, and due to fluctuations in the temporary differences in our property and casualty segment.

Managed Care Operating Results

	Three months ended
	March 31,
(Dollar amounts in thousands)	2007	2006

Medical operating revenues:
Medical premiums earned, net:
Commercial	$180.3	180.4
Reform	71.8	127.5
Medicare Advantage	51.0	28.7
PDP	2.5	2.7

Medical premiums earned, net	305.6	339.3
Administrative service fees	4.4	4.1
Net investment income	4.8	4.6

Total medical operating revenues	314.8	348.0

Medical operating costs:
Medical claims incurred	275.5	304.7
Medical operating expenses	35.2	37.7

Total medical operating costs	310.7	342.4

Medical operating income	$4.1	5.6

Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,253,743	1,367,100
Self-funded	479,323	455,909

Total commercial member months	1,733,066	1,823,009
Reform	1,064,846	1,810,361
Medicare Advantage	93,249	49,442
PDP	35,381	31,622

Total member months	2,926,542	3,714,434

Medical loss ratio	90.2%	89.8%
Operating expense ratio	11.4%	11.0%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Medical Operating Revenues
Medical premiums earned for the three months ended March 31, 2007 decreased by $33.7 million, or 9.9%, to $305.6 million when compared to the medical premiums earned during the three months ended March 31, 2006, principally as a result of the following:
•	Medical premiums earned in the Reform business decreased by $55.7 million, or 43.7%, to $71.8 million during the 2007 period. This fluctuation is due to a decrease in member months enrollment in the Reform business by 745,515, or 41.2%, mainly as the result of the loss of the Metro-North region effective November 1, 2006. In addition, this business experienced a shift in membership since dual eligibles have transferred to Medicare Advantage policies offered by us and our competitors, and a tightening of membership restrictions by the Puerto Rico government. The effect of this decrease in membership was mitigated by an increase in premium rates, effective July 1, 2006, of approximately 2.0%.

•	Medical premiums generated by the Commercial sector decreased by $0.1 million, or 0.1%, to $180.3 million during the 2007 period. This is due to a decrease in fully-insured member months of 113,357, or 8.3%, primarily as a result of the loss of several fully-insured accounts due to aggressive marketing and pricing by our competitors as well as qualified enrollees transferring to our, or our competitors’ Medicare Advantage policies, offset in part by an average increase in premium rates of approximately 8.9%.

•	Medical premiums generated by the Medicare Advantage business increased during the three months ended March 31, 2007 by $22.3 million, or 77.7%, primarily due to an increase in member months enrollment of 43,807, or 88.6%, offset in part by the effect of adjustments amounting to $4.8 million related to the recording of a reserve to provide for the retroactive cancellation of contracts by the Centers for Medicare and Medicaid Services (CMS) and to actuarial risk factors and cost sharing adjustments. We expect that Medicare Advantage enrollment will continue to experience significant growth, but at a substantially slower pace than in prior periods.
Administrative service fees increased by $0.3 million, or 7.3%, to $4.4 million during the 2007 period due to an increase in member months enrollment of self-funded arrangements of 23,414, or 5.1% and to a shift of several self funded groups to arrangements where the administrative service fee is based on contracts instead of claims paid.
Medical Claims Incurred
Medical claims incurred during the three months ended March 31, 2007 decreased by $29.2 million, or 9.6%, to $275.5 million when compared to the three months ended March 31. 2006. The decrease in medical claims incurred is mostly related to the medical claims incurred of the Reform business, which decreased by $50.1 million due to the decreased enrollment of the Reform business, offset by an increase of $18.4 million in the medical claims incurred of the Medicare Advantage and PDP businesses due to an increase in members. The medical loss ratio increased by 0.4 percentage points during the 2007 period, to 90.2%, primarily driven by an increase in the prescription drug cost trends in the Commercial business, mitigated by lower utilization trends in the Reform business. Also, in 2007, due to the loss of the Metro-North region, the Commercial business has a higher weight in the mix of volume of the segment. In this quarter Commercial business has a higher loss ratio than the other businesses in this segment.
Medical Operating Expenses
Medical operating expenses for the three months ended March 31, 2007 decreased by $2.5 million, or 6.6%, to $35.2 million when compared to the three months ended March 31, 2006. This decrease is primarily attributed to the decrease in the direct costs of the Reform business due to its reduction in volume. The segment’s operating expense ratio increased by 0.4 percentage points during the 2007 period.

Life Insurance Operating Results
On January 31, 2006 we completed the acquisition of GA Life. The results of operations of GA Life are included in this table for the period following the effective date of the acquisition.

	Three months ended
	March 31,
(Dollar amounts in thousands)	2007	2006

Operating revenues:
Premiums earned, net:
Premiums earned	$24.5	17.8
Premiums earned ceded	(2.1)	(2.2)
Assumed premiums earned	—	4.4

Net premiums earned	22.4	20.0
Commission income on reinsuarance	0.1	0.1

Premiums earned, net	22.5	20.1
Net investment income	3.6	3.0

Total operating revenues	26.1	23.1

Operating costs:
Policy benefits and claims incurred	11.6	9.6
Underwriting and other expenses	11.5	11.4

Total operating costs	23.1	21.0

Operating income	$3.0	2.1

Additional data:
Loss ratio	51.6%	47.8%
Operating expense ratio	51.1%	56.7%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Operating revenues
Premiums earned for the segment increased by $6.7 million, or 37.6%, to $24.5 million during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, principally reflecting the acquisition of GA Life effective January 31, 2006. Premiums earned by GA Life during the month of January 2006 were $6.6 million, which are not reflected in our consolidated financial statements. Eliminating the effect of GA Life’s premiums for the month of January 2006, the premiums earned of the segment presented a $0.1 million increase that is primarily the result of an increase in the life business attributed to an increase in sales of individual life and cancer and other dreaded diseases policies, offset in part by a decrease in premiums generated from the group disability business.
On December 22, 2005, we entered into a coinsurance funds withheld agreement with GA Life pursuant to which our former subsidiary SVTS assumed 69% of all the business written by GA Life (prior to its acquisition by us) as of and after the effective date of the agreement. We acquired GA Life effective January 31, 2006, and our results reflect premiums assumed under this agreement of $4.4 million, which represents our share of premiums for the month of January 2006. The effects of the reinsurance transactions corresponding to this agreement were eliminated for consolidated financial statement purposes for the period following January 31, 2006.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the three months ended March 31, 2007 increased by $2.0 million, or 20.8%, to $11.6 million in the 2007 period when compared to the 2006 period, principally reflecting the acquisition of GA Life effective January 31, 2006. Policy benefits and claims incurred by GA Life during the month of January 2006, net of the effect of the coinsurance agreement, were $1.0 million. Eliminating the effect of GA Life’s policy benefits and claims incurred for the month of January 2006, this segment presented an increase of $1.0 million that is primarily the result of an increase of $0.6 million in policy reserves due to the natural growth of actuarial reserves with respect to aging policies and to an increase in the loss ratio of the cancer and other dreaded diseases business due to the maturity of this business, which this segment began subscribing during 2004. Both factors were principally responsible for the increase in the loss ratio by 3.8 percentage points, from 47.8% in 2006 to 51.6% in 2007.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $0.1 million, or 0.9%, during the three months ended March 31, 2007. Excluding the underwriting and other expenses of $3.5 million incurred by GA Life during the month of January 2006, the underwriting and other expenses of the segment present a decrease of $3.4 million. This decrease in underwriting and other expenses includes $1.8 million relating to our share of commissions and other operating expenses for the month of January 2006 under the coinsurance agreement with GA Life. The remaining decrease in these expenses is mostly related to the savings achieved in underwriting and other expenses as a result of the merger of GA Life and SVTS during 2006.
Property and Casualty Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in thousands)	2007	2006

Operating revenues:
Premiums earned, net:
Premiums written	$35.2	34.7
Premiums ceded	(15.4)	(13.7)
Change in unearned premiums	1.6	1.0

Premiums earned, net	21.4	22.0
Net investment income	2.6	2.4

Total operating revenues	24.0	24.4

Operating costs:
Claims incurred	10.2	10.3
Underwriting and other expenses	12.4	11.6

Total operating costs	22.6	21.9

Operating income	$1.4	2.5

Additional data:
Loss ratio	47.7%	46.8%
Operating expense ratio	57.9%	52.7%
Combined ratio	105.6%	99.5%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
Operating Revenues
Total premiums written during the three months ended March 31, 2007 increased by $0.5 million, or 1.4%, to $35.2 million, principally as a result of an increase in the auto liability line of business.
Premiums ceded to reinsurers increased by $1.7 million, or 12.4%, to $15.4 million during 2007 primarily as a result of an increase in the cost of non-proportional treaties. The ratio of premiums ceded to premiums written increased by 4.3 percentage points, from 39.5% in 2006 to 43.8% in 2007. The fluctuation in this ratio is primarily due to an increase in the premiums ceded for non-proportional treaties, which were 26.7% and 23.4% of direct premiums written in 2007 and 2006, respectively. The cost of non-proportional treaties is negotiated for the whole year based on expected annual premium volumes. This cost is distributed throughout the year on a straight-line basis and its relation to direct premiums written varies depending on actual writings in that quarter versus expected amounts.

Claims Incurred
Claims incurred during the three months ended March 31, 2007 decreased by $0.1 million, or 1.0%, to $10.2 million. The loss ratio increased by 0.9 percentage points during this period, to 47.7%, primarily as a result of the effect in premiums earned, net of the increase in premiums ceded to reinsurers explained in the preceding paragraph.
Underwriting and Other Expenses
Underwriting and other operating expenses for the three months ended March 31, 2007 increased by $0.8 million, or 6.9%, to $12.4 million. The operating expense ratio increased by 5.2 percentage points during the same period, to 57.9% in 2007. This increase is primarily due to increases in depreciation expense, including the depreciation and amortization expense related to the segment’s investment in technology, and the fact that the segment is still incurring costs related to the transition to its new IT systems.
Liquidity and Capital Resources
Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended
	March 31,
(Dollar amounts in thousands)	2007	2006

Sources of cash:
Cash provided by operating activities	$3.6	3.9
Proceeds from long-term borrowings	—	35.0
Proceeds from short-term borrowings	—	6.9
Proceeds from policyholder deposits	1.4	2.3
Other	2.1	2.6

Total sources of cash	7.1	50.7

Uses of cash:
Net purchases of investment securities	(1.9)	(2.0)
Acquisition of GA Life, net of cash aquired	—	(27.8)
Capital expenditures	(1.4)	(3.8)
Dividends	(2.4)	(6.2)
Payments of long-term borrowings	(0.4)	(0.3)
Net payments of short-term borrowings	—	(8.7)
Net surrenders of policyholder deposits	(1.9)	(1.9)
Other	—	(0.1)

Total uses of cash	(8.0)	(50.8)

Net decrease in cash and cash equivalents	$(0.9)	(0.1)

Cash flows from operating activities decreased by $0.3 million, or 7.7%, to $3.6 million for the three months ended March 31, 2007, principally due to a reduction in premiums collected of $29.2 million and claims paid of $23.8 million that is mainly attributed to the loss of the Metro-North region by our Managed Care segment. This decrease is offset in part by an increase of $3.7 million in net proceeds received from trading securities and an increase of $1.2 million in the expense reimbursement from Medicare.
Proceeds from long-term borrowings amounted to $35.0 million during 2006 as a result of the issuance and sale of our 6.7% senior unsecured notes during the first quarter of 2006. These proceeds were used for the acquisition of GA Life.
On January 31, 2006, we acquired GA Life at a cost of $27.8 million, net of $10.4 million of cash acquired.

Capital expenditures decreased by $2.4 million as the result of the completion several capital projects during the last quarter of the year 2006. The renovation of a building adjacent to our corporate headquarters was completed during the last quarter of 2006; also our property and casualty insurance segment substantially completed the implementation of its new insurance application during the third quarter of 2006.
In March 2007, we declared and paid dividends to our stockholders amounting to $2.4 million.
Financing and Financing Capacity
We have several short-term facilities available to meet our liquidity needs. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of March 31, 2007, we had $53.0 million of available credit under these facilities. There were no outstanding short-term borrowings under these facilities as of March 31, 2007 and December 31, 2006.
As of March 31, 2007, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).

•	On September 30, 2004, we issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes).
The 6.30% notes, the 6.60% notes and the 6.70% notes contain certain covenants. At March 31, 2007, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
In addition, we are a party to two secured term loans with a commercial bank, FirstBank Puerto Rico. These secured loans bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a margin specified at the time of the agreement. As of March 31, 2007, the two secured loans had outstanding balances of $27.2 million and $10.5 million, respectively, and average annual interest rates of 6.3% and 6.7%, respectively. The first secured loan requires monthly principal repayment of $0.1 million. The second secured loan requires repayment of principal amounts of not less than $0.3 million and integral multiples of $0.1 million in excess thereof and must be repaid by August 1, 2007.
These secured loans are guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. These secured loans contain certain covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of March 31, 2007, we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loans’ outstanding balances.
We have an interest rate swap agreement, which changes the variable rate of one of our credit agreements and fixes the rate at 4.72%. We continually monitor existing and alternative financing sources to support our capital and liquidity needs.
We anticipate that we will have sufficient liquidity to support our currently expected needs.
Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business. We have exposure to market risk mostly in our investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices. No material changes have occurred in our exposure to financial market risks since December 31, 2006. A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007. There were no significant changes in the our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.
Part II – Other Information
Item 1. Legal Proceedings
For a description of legal proceedings, see note 11 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.
Item IA. Risk Factors
No material change has occurred from risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31. 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders
The Annual Shareholders Meeting of the Corporation was held on April 29, 2007. A quorum was obtained with 5,106 shares represented in person or by proxy, which represented approximately 57.3% of all votes eligible to be cast at the meeting. At the meeting, seven directors, Ms. Carmen Ana Culpeper, Mr. Manuel Figueroa-Collazo, Mr. Miguel Nazario-Franco Mr. Juan E. Rodríguez-Díaz, Mr. Antonio Faría-Soto, Mr. Jaime Morgan-Stubbe and Dr. Roberto Muñoz-Zayas, were elected for three year terms. Messrs. Faría-Soto, Morgan-Stubbe, and Dr. Muñoz-Zayas were elected to serve on the Board of Directors of the Corporation for the first time at the annual meeting.
At the Annual Meeting, stockholders also approved an amendment to Article TENTH A of our Amended and Restated Articles of Incorporation, modifying existing restrictions on the size of our Board of Directors. In addition, stockholders voted on, but did not approve, an amendment to Articled TENTH C of our Amended and Restated Articles of Incorporation, which provided for the elimination of existing limits on the term that a person can serve as director of the Corporation, and a stockholder proposal to amend our Amended and Restated Bylaws with respect to certain rights of stockholder heirs. The result of the voting for each of these matters is set forth below:

Election of Directors

	Votes	Votes
Nominees for Three-year Term	For	Withheld

Carmen Ana Culpeper	5,313	204
Antonio Faría-Soto	5,296	221
Manuel Figueroa-Collazo	5,270	247
Jaime Morgan-Stubbe	5,187	330
Roberto Muñoz-Zayas	5,266	251
Miguel Nazario-Franco	5,251	266
Juan E. Rodríguez-Díaz	5,287	230
Amendment to Article TENTH A of the Corporation’s Amended and Restated Articles of Incorporation

For:	4,557
Against:	944
Abstained:	38
Broker Non-Votes:	0
Amendment to Article TENTH C of the Corporation’s Amended and Restated Articles of Incorporation

For:	4,035
Against:	1,458
Abstained:	63
Broker Non-Votes:	0
Stockholder proposal to amend the Corporation’s Amended and Restated Bylaws with respect to certain rights of stockholders’ heirs

For:	1,452
Against:	3,846
Abstained:	224
Broker Non-Votes:	0
A copy of Article TENTH A of the Corporation’s Amended and Restated Articles of Incorporation, as amended, is attached as Exhibit 3.(i) to this Quarterly Report on Form 10-Q.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibits	Description

3(i)	Amendment to Triple-S Management Corporation’s Amended and Restated Articles of Incorporation.

10.1	Blue Shield License and other Agreements with Blue Cross Blue Shield Association.

11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2007 and 2006 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly

Exhibits	Description

Report on Form 10-Q.

12	Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months ended March 31, 2007 and 2006 has been omitted as the detail necessary to determine the computation of the loss ratio, operating expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.
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

Triple-S Management Corporation Registrant

Date: May 14, 2007	By:	/s/ Ramón M. Ruiz-Comas, CPA President and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Juan J. Román, CPA Vice President of Finance and Chief Financial Officer