Form 10-Q
period 2007-06-30
TRIPLE-S MANAGEMENT CORP
filed 2007-08-14
CIK 1171662

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2007

Common Stock, $1.00 par value	26,709,000

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended June 30, 2007

Part I — Financial Information
Item 1. Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2007	2006

ASSETS

Investments and cash:
Securities held for trading, at fair value:
Equity securities	$68,214	83,447
Securities available for sale, at fair value:
Fixed maturities	707,871	702,566
Equity securities	73,665	61,686
Securities held to maturity, at amortized cost:
Fixed maturities	20,313	21,450
Policy loans	5,339	5,194
Cash and cash equivalents	71,536	81,320

Total investments and cash	946,938	955,663

Premiums and other receivables, net	230,923	165,358
Deferred policy acquisition costs and value of business acquired	114,448	111,417
Property and equipment, net	41,658	41,615
Net deferred tax asset	10,565	9,292
Other assets	66,483	62,164

Total assets	$1,411,015	1,345,509

LIABILITIES AND STOCKHOLDERS’ EQUITY

Claim liabilities:
Claims processed and incomplete	$178,408	147,211
Unreported losses	149,921	150,735
Unpaid loss-adjustment expenses	16,487	16,736

Total claim liabilities	344,816	314,682

Liability for future policy benefits	187,323	180,420
Unearned premiums	114,903	113,582
Policyholder deposits	45,100	45,425
Liability to Federal Employees’ Health Benefits Program	12,052	13,563
Accounts payable and accrued liabilities	129,031	110,609
Borrowings	182,267	183,087
Income tax payable	—	9,242
Liability for pension benefits	35,774	32,300

Total liabilities	1,051,266	1,002,910

Stockholders’ equity:
Common stock	26,709	356
Additional paid-in capital	124,055	150,408
Retained earnings	234,128	211,266
Accumulated other comprehensive loss	(25,143)	(19,431)

Total stockholders’ equity	359,749	342,599

Total liabilities and stockholders’ equity	$1,411,015	1,345,509

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months and six months ended June 30, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

REVENUES:
Premiums earned, net	$377,346	387,637	$725,811	768,168
Administrative service fees	3,617	3,202	7,126	6,631
Net investment income	11,047	10,766	22,168	20,816

Total operating revenues	392,010	401,605	755,105	795,615
Net realized investment gains	3,784	433	4,980	961
Net unrealized investment gain (loss) on trading securities	573	(2,245)	(1,352)	311
Other income (expense), net	2,158	(1,286)	2,367	(87)

Total revenues	398,525	398,507	761,100	796,800

BENEFITS AND EXPENSES:
Claims incurred	308,023	332,209	605,341	656,916
Operating expenses	59,358	56,932	115,495	114,662

Total operating costs	367,381	389,141	720,836	771,578

Interest expense	4,058	4,096	8,010	7,894

Total benefits and expenses	371,439	393,237	728,846	779,472

Income before taxes	27,086	5,270	32,254	17,328

INCOME TAX EXPENSE (BENEFIT):
Current	5,938	779	6,998	3,415
Deferred	343	(128)	(54)	(87)

Total income taxes	6,281	651	6,944	3,328

Net income	$20,805	4,619	$25,310	14,000

Basic net income per share (note 7)	$0.78	0.17	$0.95	0.52

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the six months
ended June 30, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	2007	2006

BALANCE AT JANUARY 1	$342,599	308,703
Dividends	(2,448)	(6,231)
Comprehensive income (loss):
Net income	25,310	14,000
Net unrealized change in fair value of available for sale securities	(6,260)	(15,621)
Defined benefit pension plan:
Actuarial loss, net	630	—
Prior service cost, net	17	—
Net change in fair value of cash flow hedges	(99)	137

Total comprehensive income	19,598	(1,484)

BALANCE AT JUNE 30	$359,749	300,988

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2007	2006

Net income	$25,310	14,000

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,395	2,930
Net amortization of investments	371	200
Provision for doubtful receivables	3,981	775
Deferred tax benefit	(54)	(87)
Net gain on sale of securities	(4,980)	(961)
Net unrealized (gain) loss of trading securities	1,352	(311)
Proceeds from trading securities sold:
Equity securities	32,399	11,439
Acquisition of securities in trading portfolio:
Equity securities	(12,860)	(11,579)
Loss (gain) on sale of property and equipment	2	(1)
(Increase) decrease in assets:
Premiums receivable	(43,452)	(37,066)
Agent balances	(2,464)	(58)
Accrued interest receivable	(741)	712
Other receivables	(4,303)	121
Reinsurance recoverable on paid losses	(18,355)	(1,873)
Deferred policy acquisition costs and value of business acquired	(3,031)	(2,065)
Prepaid income tax	(4,663)	2,909
Other assets	172	194
Increase (decrease) in liabilities:
Claims processed and incomplete	31,197	10,334
Unreported losses	(814)	23,409
Unpaid loss-adjustment expenses	(249)	1,109
Liability for future policy benefits	6,903	5,702
Unearned premiums	1,321	3,600
Policyholder deposits	864	889
Liability to FEHBP	(1,511)	134
Accounts payable and accrued liabilities	5,844	(3,954)
Income tax payable	(9,242)	—

Net cash provided by operating activities	$6,392	20,502

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2007	2006

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$76,904	17,337
Fixed maturities matured	10,852	19,928
Equity securities	1,011	362
Fixed maturity securities held to maturity	1,285	277
Acquisition of investments:
Securities available for sale:
Fixed maturities	(100,668)	(39,447)
Equity securities	(14,507)	(5,847)
Acquisition of business, net of $10,403 of cash acquired	—	(27,793)
Net disbursements for policy loans	(145)	(350)
Capital expenditures	(3,440)	(7,225)
Proceeds from sale of property and equipment	—	2

Net cash used in investing activities	(28,708)	(42,756)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in outstanding checks in excess of bank balances	16,989	2,556
Repayments of short-term borrowings	(23,110)	(106,137)
Proceeds from short-term borrowings	23,110	104,397
Repayments of long-term borrowings	(820)	(1,683)
Proceeds from long-term borrowings	—	35,000
Dividends paid	(2,448)	(6,231)
Proceeds from policyholder deposits	2,844	3,531
Surrenders of policyholder deposits	(4,033)	(4,211)

Net cash provided by financing activities	12,532	27,222

Net (decrease) increase in cash and cash equivalents	(9,784)	4,968
Cash and cash equivalents at beginning of the period	81,320	48,978

Cash and cash equivalents at end of the period	$71,536	53,946

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and six months ended June 30, 2007 are not necessarily indicative of the results for the full year.
Certain amounts in the 2006 consolidated financial statements were reclassified to conform to the 2007 presentation.
(2) Recent Accounting Standards
There were no new accounting pronouncements issued during the first six months of 2007 that have not been disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
The following tables summarize the operations by major operating segment for the three months and six months ended June 30, 2007 and 2006:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating revenues:
Managed Care:
Premiums earned, net	$330,712	343,181	$635,543	681,784
Administrative service fees	3,617	3,202	7,126	6,631
Intersegment premiums /service fees	1,781	1,491	3,408	2,889
Net investment income	4,661	4,516	9,490	9,072

Total managed care	340,771	352,390	655,567	700,376
Life Insurance:
Premiums earned, net	22,483	22,468	44,863	42,498
Intersegment premiums	90	78	172	156
Net investment income	3,739	3,822	7,359	6,832

Total life	26,312	26,368	52,394	49,486
Property and Casualty Insurance:
Premiums earned, net	24,151	21,988	45,405	43,886
Intersegment premiums	154	155	308	284
Net investment income	2,527	2,316	5,079	4,680

Total property and casualty	26,832	24,459	50,792	48,850
Other segments — intersegment service revenues *	10,602	12,197	21,642	25,465

Total business segments	404,517	415,414	780,395	824,177
TSM operating revenues from external sources	120	112	240	232
Elimination of intersegment premiums	(2,025)	(1,724)	(3,888)	(3,329)
Elimination of intersegment service fees	(10,602)	(12,197)	(21,642)	(25,465)

Consolidated operating revenues	$392,010	401,605	$755,105	795,615

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Operating income:
Managed care	$17,797	5,182	$21,897	10,788
Life insurance	2,680	3,907	5,655	5,980
Property and casualty insurance	3,593	1,754	4,986	4,190
Other segments *	140	220	278	504

Total business segments	24,210	11,063	32,816	21,462
TSM operating revenues from external sources	120	112	240	232
TSM unallocated operating expenses	(2,447)	(1,326)	(4,273)	(2,642)
Elimination of TSM intersegment charges	2,746	2,615	5,486	4,985

Consolidated operating income	24,629	12,464	34,269	24,037
Consolidated net realized investment gains	3,784	433	4,980	961
Consolidated net unrealized gain (loss) on trading securities	573	(2,245)	(1,352)	311
Consolidated interest expense	(4,058)	(4,096)	(8,010)	(7,894)
Consolidated other income, net	2,158	(1,286)	2,367	(87)

Consolidated income before taxes	$27,086	5,270	$32,254	17,328

Depreciation expense:
Managed care	$862	892	$1,758	1,809
Life insurance	160	182	339	317
Property and casualty insurance	377	132	737	239

Total business segments	1,399	1,206	2,834	2,365
TSM depreciation expense	280	282	561	565

Consolidated depreciation expense	$1,679	1,488	$3,395	2,930

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2007	2006

Assets:
Managed care	$633,702	600,948
Life insurance	411,514	407,994
Property and casualty insurance	346,500	326,894
Other segments *	8,430	7,807

Total business segments	1,400,146	1,343,643
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	12,368	11,879
Property and equipment,net	23,231	23,792
Other assets	2,584	4,096

	38,183	39,767
Elimination entries-intersegment receivables and others	(27,314)	(37,901)

Consolidated total assets	$1,411,015	1,345,509

Significant noncash items:
Net change in unrealized gain on securities available for sale:
Managed care	$(1,851)	(1,560)
Life insurance	(4,086)	(1,457)
Property and casualty insurance	(293)	(183)

Total business segments	(6,230)	(3,200)
Amount related to TSM	(30)	(12)

Consolidated net change in unrealized gain on securities available for sale	$(6,260)	(3,212)

Net change in defined benefit pension plan liability:
Managed care	$443	3,795
Life	6	212
Property and casualty	47	197
Other segments*	137	614

Total business segments	633	4,818
Amount related to TSM	14	134

Consolidated net change in defined benefit pension plan liability	$647	4,952

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2007 and December 31, 2006, were as follows:

June 30, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$53,049	15,647	(482)	68,214

Securities available for sale:
Fixed maturities	725,808	373	(18,310)	707,871
Equity securities	63,543	12,426	(2,304)	73,665

	789,351	12,799	(20,614)	781,536

Securities held to maturity:
Fixed maturities	20,313	386	(812)	19,887

	$862,713	28,832	(21,908)	869,637

December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$66,930	17,436	(919)	83,447

Securities available for sale:
Fixed maturities	714,113	590	(12,137)	702,566
Equity securities	50,132	13,112	(1,558)	61,686

	764,245	13,702	(13,695)	764,252

Securities held to maturity:
Fixed maturities	21,450	370	(816)	21,004

	$852,625	31,508	(15,430)	868,703

Investment in securities at June 30, 2007 are mostly comprised of U.S. Treasury securities, obligations of government sponsored enterprises and obligations of U.S. government instrumentalities (58.9%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (8.0%) and obligations of the government of Puerto Rico and its instrumentalities (5.7%). The remaining 27.4% of the investment portfolio is comprised of equity securities and mutual funds.
The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the six months

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
ended June 30, 2007 and 2006 the Corporation recognized other-than-temporary impairments amounting to $356 and $388, respectively, on its equity securities classified as available for sale.
(5) Premiums and Other Receivables
Premiums and other receivables as of June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006

Premium	$85,819	53,377
Self-funded group receivables	35,390	24,854
FEHBP	9,661	9,187
Agents balances	31,277	28,813
Accrued interest	8,527	7,786
Reinsurance recoverable on paid losses	59,240	40,885
Other	23,220	18,686

	253,134	183,588

Less allowance for doubtful receivables:
Premiums	14,221	12,128
Other	7,990	6,102

	22,211	18,230

Total premiums and other receivables	$230,923	165,358

(6) Claim Liabilities
The activity in the total claim liabilities for the three months and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Claim liabilities at beginning of period	$327,871	326,339	$314,682	297,563
Reinsurance recoverable on claim liabilities	(32,331)	(29,031)	(32,066)	(28,720)

Net claim liabilities at beginning of period	295,540	297,308	282,616	268,843

Claim liabilities acquired from GA Life	—	—	—	8,771
Incurred claims and loss-adjustment expenses:
Current period insured events	310,115	340,953	619,680	657,757
Prior period insured events	(4,747)	(10,768)	(20,938)	(6,308)

Total	305,368	330,185	598,742	651,449

Payments of losses and loss-adjustment expenses:
Current period insured events	277,892	290,834	422,706	458,545
Prior period insured events	28,203	24,234	163,839	158,093

Total	306,095	315,068	586,545	616,638

Net claim liabilities at end of period	294,813	312,425	294,813	312,425
Reinsurance recoverable on claim liabilities	50,003	29,173	50,003	29,173

Claim liabilities at end of period	$344,816	341,598	$344,816	341,598

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
The amount included in the incurred claims and loss-adjustment expenses for prior period insured events for the three months and six months ended June 30, 2007 and 2006 represents a favorable development of claim liabilities due primarily to better than expected utilization trends.
(7) Capital Stock
The Corporation is authorized to issue 100,000,000 shares of common stock with a par value of $1.00 per share pursuant to an amendment to the Corporation’s Article of Incorporation that became effective in February 2007. As of December 31, 2006, the Corporation was authorized to issue 12,500 shares of common stock with a par value of $40.00 per share.
On April 24, 2007, the Corporation’s Board of Directors (the Board) authorized a 3,000-for-one stock split effected in the form of a dividend of 2,999 shares for every one share outstanding. This stock split was effective on May 1, 2007 to all stockholders of record at the close of business on April 24, 2007. The total number of authorized shares and par value per share were unchanged by this action. The par value of the additional shares resulting from the stock split was reclassified from additional paid in capital to common stock. All references to the number of shares and per share amounts in this consolidated financial statements are presented after giving retroactive effect to the stock split.
On May 2007, the Corporation cancelled 24,000 director qualifying shares. As of February 2007, Board members are no longer required to hold qualifying shares to participate in the Board of Directors of the Corporation.
(8) Comprehensive Income
The accumulated balances for each classification of other comprehensive income are as follows:

				Accumulated
	Unrealized	Liability for		other
	gain (loss) on	pension	Cash flow	comprehensive
	securities	benefits	hedges	income

BALANCE AT JANUARY 1	$5	(19,742)	306	(19,431)
Net current period change	(6,260)	647	(99)	(5,712)

BALANCE AT JUNE 30	$(6,255)	(19,095)	207	(25,143)

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
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
(10) Pension Plan
The components of net periodic benefit cost for the three months and six months ended June 30, 2007 and 2006 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$1,584	1,322	$2,940	2,692
Interest cost	1,427	1,128	2,721	2,303
Expected return on assets	(1,233)	(935)	(2,361)	(1,926)
Prior service cost	16	12	30	24
Actuarial loss	511	590	1,025	1,192

Net periodic benefit cost	$2,305	2,117	$4,355	4,285

Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2006 that it expected to contribute $5,000 to its pension program in 2007. As of June 30, 2007, no contributions have been made. The Corporation currently anticipates contributing $5,000 to fund its pension program in 2007.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
(11)Net Income Available to Stockholders and Net Income per Share
The Corporation presents only basic earnings per share, which consists of the net income that is available to common stockholders divided by the weighted-average number of common shares outstanding for the period.
The following table sets forth the computation of basic net income per share after giving retroactive effect to the stock split disclosed in note 7:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Numerator for basic earnings per share:
Net income available to stockholders	$20,805	4,619	$25,310	14,000

Denominator for basic earnings per share:
Weighted average of outstanding common shares giving effect to 3,000-for-one stock split	26,717,000	26,733,000	26,726,000	26,726,000

Basic net income per share giving effect to 3,000-for-one stock split	$0.78	0.17	$0.95	0.52

(12) Contingencies
Various litigation claims and assessments against the Corporation have arisen in the ordinary course of business, including but not limited to, its activities as an insurer and employer. Furthermore, the Commissioner of Insurance, as well other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such claims, assessments, audits and lawsuits would not have a material adverse effect on the consolidated financial position or results of operations of the Corporation. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could have a material adverse effect on our operating results and/or cash flows. Where the Corporation believes that a loss is both probable and estimable, such amounts have been recorded. In other cases, it is at least reasonably possible that the Corporation may have incurred a loss related to one or more of the mentioned pending lawsuits or investigations, but the Corporation is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.
Sánchez Litigation
On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of the board of directors of the Corporation and Triple-S, Inc. (TSI), and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act (RICO). On May 4, 2006, the Court issued an Opinion and Order awarding summary judgment in favor of all the defendants, thereby dismissing the case. Plaintiffs filed a notice of appeal before the United States Court of Appeals for the First Circuit. On June 13, 2007 the First District issued its Opinion confirming the summary judgment entered by the District Court. The plaintiffs did not move for any type of post judgment relief before the Court of Appeals. As of July 27, 2007 plaintiffs announced their intention to file a writ of certiorari before the U.S. Supreme Court, which would be due on September 11, 2007.
Jordán et al Litigation
On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices,

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
breach of contract with providers, and damages in the amount of $12.0 million. They also requested that the Corporation sell shares to them. The Corporation’s position is that many of the allegations brought by the plaintiffs in this complaint have been resolved in favor of the Corporation and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and in the local courts. The defendants, including the Corporation and TSI, answered the complaint, filed a counterclaim and filed several motions to dismiss.
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
On February 7, 2007, the Court dismissed all of the charitable trust, RICO and violation of due process claims, which affects all of the plaintiffs. Other counts of the complaint, torts, breach of contract and violation of the Puerto Rico corporations’ law claims were dismissed only against certain of the physician plaintiffs. The Court allowed the count based on antitrust, and in reconsideration allowed the charitable trust and RICO claims. The Corporation appealed to the Puerto Rico Court of Appeals the denial of the motion to dismiss as to the antitrust allegations and the Court’s decision to reconsider the claims previously dismissed.
On May 30, 2007 the Puerto Rico Court of Appeals granted leave to replead the RICO and antitrust claims only to the physician plaintiffs, consistent with certain requirements set forth in its opinion, to allow the physician plaintiffs the opportunity to cure the deficiencies and flaws the Court found in plaintiffs allegations. The Court dismissed the RICO and antitrust claims as to the non-physician plaintiffs. Also, the Court of Appeals granted leave to replead a derivative claim capacity on behalf of the Corporation to the lone shareholder plaintiff. The plaintiffs moved for the reconsideration of this judgment. On July 18, 2007 the Court of Appeals denied the plaintiffs motion for reconsideration, which has granted plaintiffs leave to replead certain matters.
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
June 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
TSI, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.
The parties were ordered to engage in mediation. Twenty four plans have been actively participating in the mediation efforts. The mediation resulted in the creation of a Settlement Agreement that was filed with the Court on April 27, 2007. On May 31, 2007 the District Court preliminarily approved the Settlement Agreement. The Corporation has recorded an accrual for the estimated settlement, which is included within the accounts payable and accrued liabilities in the accompanying unaudited consolidated financial statements. A final approval hearing for the Settlement Agreement has been set for November 14, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting our financial condition and results of operations for the three months and six months ended June 30, 2007. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2006.
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
Overview
We are the largest managed care company in Puerto Rico in terms of membership and have 45 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the commercial, Reform, Medicare Advantage and Part D stand-alone prescription drug plan (PDP) markets. The Reform program is a Puerto Rico government-funded managed care program for the medically indigent population, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico, serve approximately one million members across all regions of Puerto Rico and hold a leading market position covering approximately 25% of the population. For the six months ended June 30, 2007, our managed care segment represented approximately 87.8% of our total consolidated premiums earned, net and approximately 64.0% of our operating income. We also have strong market positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 15% (in terms of premiums written) as of December 31, 2006. Our property and casualty segment has a market share of approximately 9% (in terms of direct premiums) as of December 31, 2006.
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
We participate in the life insurance market through our subsidiary, Great American Life Assurance Company of Puerto Rico (GA Life), which resulted from the merger of our former subsidiary Seguros de Vida Triple-S, Inc. (SVTS) into GA Life, and in the property and casualty insurance market through our subsidiary, Seguros Triple-S, Inc. (STS), which represented approximately 6.2% and 6.3%, respectively, of our consolidated premiums earned, net for the six months ended June 30, 2007 and 16.7% and 14.6%, respectively, of our operating income for that period.
Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. Except as otherwise indicated, the numbers for each segment presented in this Quarterly Report on Form 10-Q do not reflect intersegment eliminations. These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment, but are eliminated in consolidation and do not change net income.

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
We use operating income as a measure of performance of the underwriting and investment functions of our segments. We also use the loss ratio and the operating expense ratio as measures of performance. The loss ratio is claims incurred divided by premiums earned, net, multiplied by 100. The operating expense ratio is operating expenses divided by premiums earned, net and administrative service fees, multiplied by 100.
Recent Developments
Healthcare Reform Contracts
The premium rates of the Reform business with the government of the Commonwealth of Puerto Rico were renegotiated effective November 1, 2006 for an eight-month period ended June 30, 2007. As a result of this renegotiation completed in June 2007, the premium rates of the Reform business were increased by approximately 6.7%. Furthermore, the contracts for the North and Southwest regions, currently served by us, were renewed for a one year term ending June 30, 2008, with the applicable premium rates pending to be negotiated. As of the date of this report, premium rates are still under negotiation.
Recent Accounting Standards
For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Managed Care Membership

	As of June 30,
	2007	2006

Managed care enrollment:
Commercial [1]	576,314	597,160
Reform [2]	356,737	565,758
Medicare Advantage	36,022	24,701
Part D Stand-Alone Prescription Drug Plan	11,448	18,351

Total	980,521	1,205,970

Managed care enrollment by funding arrangement:
Fully-insured	818,930	1,049,064
Self-insured	161,591	156,906

Total	980,521	1,205,970

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

(2)	Enrollment as of June 30, 2006 includes 201,172 members of the Metro-North region. The contract for this region was not renewed effective November 1, 2006.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2007	2006	2007	2006

Revenues:
Premiums earned, net	$377.3	387.6	$725.8	768.2
Administrative service fees	3.6	3.2	7.1	6.6
Net investment income	11.0	10.8	22.2	20.8

Total operating revenues	391.9	401.6	755.1	795.6
Net realized investment gains	3.8	0.4	5.0	1.0
Net unrealized gain (loss) on trading securities	0.6	(2.2)	(1.4)	0.3
Other income, net	2.2	(1.3)	2.4	(0.1)

Total revenues	398.5	398.5	761.1	796.8

Benefits and expenses:
Claims incurred	308.0	332.2	605.4	656.9
Operating expenses	59.3	56.9	115.5	114.7

Total operating expenses	367.3	389.1	720.9	771.6
Interest expense	4.1	4.1	8.0	7.9

Total benefits and expenses	371.4	393.2	728.9	779.5

Income before taxes	27.1	5.3	32.2	17.3
Income tax expense	6.3	0.7	6.9	3.3

Net income	$20.8	4.6	$25.3	14.0

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Operating Revenues
Consolidated premiums earned, net and administrative service fees decreased by $9.9 million, or 2.5%, to $380.9 million during the three months ended June 30, 2007 compared to the three months ended June 30, 2006. The decrease was primarily due to a decrease in the premiums earned, net in our managed care segment, principally due to the decreased volume of the Reform sector after the loss of the Metro-North region, offset in part by the growth of our Medicare Advantage business as well as by the retroactive increase in premium rates of our two existing Reform regions. In June 2007, we finalized the negotiation of premium rates for the eight-month period ended June 30, 2007.
Net Realized Investment Gains
Consolidated net realized investment gains increased by $3.4 million, to $3.8 million during the three months ended June 30, 2007. This increase is primarily the result of higher sales in the 2007 period of investments, particularly in trading securities, in order to keep the portfolio within our established tactical allocation limits.
Net Unrealized Gain (Loss) on Trading Securities and Other Income, Net
The combined balance of our consolidated net unrealized gain on trading securities and other income, net increased by $6.3 million, to a gain of $2.8 million during the three months ended June 30, 2007. The unrealized gain in 2007 is the result of fluctuations in the market particularly at the end of the quarter, which affect the net unrealized gain on trading securities as well as the market value of the derivative component of our investment in structured notes linked to foreign stock indexes. The change in the market value of the derivative component of these structured notes is included within the other income, net.

Claims Incurred
Consolidated claims incurred during the three months ended June 30, 2007 decreased by $24.2 million, or 7.3%, to $308.0 million when compared to the claims incurred during the three months ended June 30, 2006. This decrease is principally due to decreased claims in the managed care segment as a result of the decreased volume of business of the Reform sector due to the loss of the Metro-North region, net of increased enrollment in the Medicare Advantage sector. The consolidated loss ratio decreased by 4.1 percentage points to 81.6%, primarily due to the effect of an overall increase in premium rates and a change in the mix of business. During the 2007 period the weight in the mix of business of the managed care segment corresponding to the Reform business decreased as a result of the loss the Metro-North area. The Reform business has a higher loss ratio than other businesses within this segment. On the other hand, the Medicare Advantage business, which has a lower loss ratio than other businesses within the managed care segment, had a higher weight in the mix of business in the 2007 quarter.
Operating Expenses
Consolidated operating expenses during the three months ended June 30, 2007 increased by $2.4 million, or 4.2%, to $59.3 million as compared to the operating expenses during the 2006 period. This increase is primarily attributed to increases in professional services expense (mainly legal expenses), normal increases in payroll and payroll related expenses as well as higher technology related costs due to the new systems initiative of our managed care subsidiary. This increase is offset in part by the decrease in the operating expenses for the Reform business resulting from reduction in volume of this business. The consolidated operating expense ratio increased by 1.0 percentage points during the 2007 period mainly due to fixed expenses not affected by the reduction in volume.
Income Tax Expense
The consolidated effective tax rate increased by 10.0 percentage points, from 13.2% in 2006 to 23.2% in 2007, primarily due to a higher taxable income in 2007 from our managed care segment, which has a higher effective tax rate than our other segments.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Operating Revenues
Consolidated premiums earned, net and administrative service fees decreased by $41.9 million, or 5.4%, to $732.9 million during the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The decrease was primarily due to a decrease in the premiums earned, net in our managed care segment, principally due to the decreased volume of the Reform sector after the loss of the Metro-North region, offset in part by the growth of our Medicare Advantage business and the retroactive increase in premium rates of the Reform business. The negotiation for the increase in premium rates of the Reform business was finalized during the 2007 period, for the eight-month period ended June 30, 2007.
Consolidated net investment income increased by $1.4 million, or 6.7%, to $22.2 million during the six months ended June 30, 2007. This increase is primarily the result of the acquisition of GA Life effective January 31, 2006; net investment income earned by GA Life during the month of January 2006 amounted to $1.0 million, which are not included in our consolidated financial statements.
Net Realized Investment Gains
Consolidated net realized investment gains increased by $4.0 million to $5.0 million during the six months ended June 30, 2007. This increase is primarily the result of higher sales in 2007 of investments, particularly in trading securities, in order to keep the portfolio within our established allocation limits.
Net Unrealized (Loss) Gain on Trading Securities and Other Income, Net
The combined balance of our consolidated net unrealized loss on trading securities and other income, net increased by $0.8 million, to a gain of $1.0 million during the six months ended June 30, 2007. This increase is primarily the net result of an increase in the market value of the derivative component of our investment in structured notes linked to foreign stock indexes, offset in part by the unrealized loss on the trading portfolio. This unrealized loss is due to the sale, as part of our strategic asset allocation, of one equity portfolio which had a net unrealized gain at the time of sale. This sale has the effect of eliminating the unrealized gain that was offsetting unrealized losses in our trading portfolio.
Claims Incurred
Consolidated claims incurred during the six months ended June 30, 2007 decreased by $51.5 million, or 7.8%, to $605.4 million when compared to the claims incurred during the six months ended June 30, 2006. This decrease is principally due to decreased claims in the managed care segment as a result of the decreased volume of business of the Reform sector due to the loss of the Metro-North region, net of increased enrollment in the Medicare Advantage sector. The consolidated loss ratio decreased by 2.1 percentage points, to 83.4% in the 2007 period. The lower loss ratio is the result of an overall increase in premium rates and a change in the mix of business. During the six months ended June 30, 2007, the weight in the mix of business of the managed care segment corresponding to the Reform business decreased as a result of the loss the Metro-North area. The Reform business has a higher loss ratio than other businesses within this segment. On the other hand, the Medicare Advantage business, which has a lower loss ratio than other businesses within the managed care segment, has a higher weight in the mix of business in the 2007 period.
Operating Expenses
Consolidated operating expenses during the six months ended June 30, 2007 increased by $0.8 million, or 0.7%, to $115.5 million as compared to operating expenses during the 2006 period. This increase is primarily attributed to increases in professional services expense (mainly legal expenses), normal increases in payroll and payroll related expenses as well as higher technology related costs due to the new systems initiative of our managed care subsidiary. This increase is offset in part by the decrease in the operating expenses for the Reform business resulting from the reduction in volume of this business. The consolidated operating expense ratio increased by 1.0 percentage points during the 2007 period mainly due to fixed expenses not affected by a reduction in volume.
Income Tax Expense
The consolidated effective tax rate increased by 2.3 percentage points, from 19.1% in 2006 to 21.4% in 2007, primarily due to a higher taxable income in 2007 from our managed care segment, which has a higher effective tax rate than our other segments.

Managed Care Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2007	2006	2007	2006

Medical operating revenues:
Medical premiums earned, net:
Commercial	$180.6	180.1	$360.8	360.5
Reform	86.6	120.3	158.4	247.8
Medicare Advantage	60.9	39.5	111.9	68.2
PDP	3.4	4.0	5.9	6.7

Medical premiums earned, net	331.5	343.9	637.0	683.2
Administrative service fees	4.6	4.0	9.0	8.1
Net investment income	4.7	4.5	9.5	9.1

Total medical operating revenues	340.8	352.4	655.5	700.4

Medical operating costs:
Medical claims incurred	285.8	309.1	561.3	613.8
Medical operating expenses	37.2	38.1	72.3	75.8

Total medical operating costs	323.0	347.2	633.6	689.6

Medical operating income	$17.8	5.2	$21.9	10.8

Additional data:

Member months enrollment:
Commercial:
Fully-insured	1,247,353	1,323,715	2,501,096	2,690,815
Self-funded	484,505	462,114	963,828	918,023

Total commercial member months	1,731,858	1,785,829	3,464,924	3,608,838
Reform	1,068,684	1,727,943	2,133,530	3,538,304
Medicare Advantage	101,702	65,360	194,951	114,802
PDP	34,512	48,656	69,893	80,278

Total member months	2,936,756	3,627,788	5,863,298	7,342,222

Medical loss ratio	86.2%	89.9%	88.1%	89.8%
Operating expense ratio	11.1%	11.0%	11.2%	11.0%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Medical Operating Revenues
Medical premiums earned for the three months ended June 30, 2007 decreased by $12.4 million, or 3.6%, to $331.5 million when compared to the medical premiums earned during the three months ended June 30, 2006, principally as a result of the following:
•	Medical premiums earned in the Reform business decreased by $33.7 million, or 28.0%, to $86.6 million during the 2007 period. This fluctuation is due to a decrease in member months enrollment in the Reform business by 659,259, or 38.2%, mainly as the result of the loss of the Metro-North region effective November 1, 2006. In addition, this business continues to experience a shift in membership as dual eligibles transfer to Medicare Advantage policies offered by us and our competitors, as well as to a tightening of membership restrictions by the Puerto Rico government. The effect of this decrease in membership was mitigated by an increase in premium rates of approximately 6.7%, which negotiation was finalized during June 2007, for the eight-month period ended June 30, 2007.

•	Medical premiums generated by the Medicare Advantage business increased during the three months ended June 30, 2007 by $21.4 million, or 54.2%, primarily due to an increase in member months enrollment of

36,342, or 55.6%, offset in part by a reduction in the average premium per member per month in our product for dual-eligibles (Selecto/Platino) as a result of the positive experience of this product in 2006. We expect that Medicare Advantage enrollment will continue to experience growth, but at a slower pace than in prior periods. In addition, the segment recognized a risk sharing adjustment from CMS corresponding to 2006 amounting to approximately $3.2 million.
Administrative service fees increased by $0.6 million, or 15.0%, to $4.6 million during the 2007 period due to an increase in member months enrollment of self-funded arrangements of 22,391, or 4.8% and to a shift of several self-funded groups to arrangements where the administrative service fee is based on contracts instead of claims paid.
Medical Claims Incurred
Medical claims incurred during the three months ended June 30, 2007 decreased by $23.3 million, or 7.5%, to $285.8 million when compared to the three months ended June 30. 2006. The decrease in medical claims incurred is mostly related to the medical claims incurred of the Reform business, which decreased by $34.6 million due to the decreased enrollment of the Reform business, offset by an increase of $11.6 million in the medical claims incurred of the Medicare Advantage and PDP businesses due to an increase in members. The medical loss ratio decreased by 3.7 percentage points during the 2007 period, to 86.2%, primarily due to the increase in premium rates of the Reform business. Of this decrease, 1.3 percentage points results from the increase in the Reform’s premium rates and 2.4 percentage points from premium rate increases in other businesses, the risk sharing adjustment from CMS and a change in the mix of business of the segment. During the 2007 quarter the weight in the mix of business corresponding to the Reform business decreased as a result of the loss the of Metro-North area. The Reform business has a higher medical loss ratio than other businesses within this segment. On the other hand, the Medicare Advantage business, which has a lower medical loss ratio than other businesses, has a higher weight in the mix of business in the 2007 quarter.
Medical Operating Expenses
Medical operating expenses for the three months ended June 30, 2007 decreased by $0.9 million, or 2.4%, to $37.2 million when compared to the three months ended June 30, 2006. This decrease is primarily attributed to the decrease in the direct costs of the Reform business due to its reduction in volume. The segment’s operating expense ratio increased by 0.1 percentage points in the 2007 period.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Medical Operating Revenues
Medical premiums earned for the six months ended June 30, 2007 decreased by $46.2 million, or 6.8%, to $637.0 million when compared to the medical premiums earned during the six months ended June 30, 2006, principally as a result of the following:
•	Medical premiums earned in the Reform business decreased by $89.4 million, or 36.1%, to $158.4 million during the 2007 period. This fluctuation is due to a decrease in member months enrollment in the Reform business by 1,404,774, or 39.7%, mainly as the result of the loss of the Metro-North region, the shift in membership of dual eligibles to Medicare Advantage policies offered by us and our competitors, and the tightening of membership restrictions by the Puerto Rico government. The effect of this decrease in membership was mitigated by an increase in premium rates, effective November 1, 2006, of approximately 6.7%. The negotiation for the increase in premium rates was finalized during June 2007, for the eight-month period ended June 30, 2007.

•	Medical premiums generated by the Medicare Advantage business increased during the six months ended June 30, 2007 by $43.7 million, or 64.1%, primarily due to an increase in member months enrollment of 80,149, or 69.8%, offset in part by a reduction in the average premium per member per month in our product for dual-eligibles (Selecto/Platino) as a result of a more positive risk experience than anticipated. We expect that Medicare Advantage enrollment will continue to experience growth, but at a slower pace than in prior periods. In addition, the segment recognized a risk sharing adjustment from CMS corresponding to 2006 amounting to approximately $3.2 million.

Administrative service fees increased by $0.9 million, or 11.1%, to $9.0 million during the 2007 period due to an increase in member months enrollment of self-funded arrangements of 45,805, or 5.0% and to a shift of several self-funded groups to arrangements where the administrative service fee is based on contracts instead of claims paid.
Medical Claims Incurred
Medical claims incurred during the six months ended June 30, 2007 decreased by $52.5 million, or 8.6%, to $561.3 million when compared to the six months ended June 30, 2006. The decrease in medical claims incurred is mostly related to the medical claims incurred of the Reform business, which decreased by $84.7 million due to the decreased enrollment of the Reform business, offset by a combined increase of $30.0 million in the medical claims incurred of the Medicare Advantage and PDP businesses due to an increase in members. The medical loss ratio decreased by 1.7 percentage points during the 2007 period, to 88.1%, primarily due to an overall increase in premium rates and a change in the mix of business of the segment. During the six months ended June 30, 2007 the weight in the mix of business corresponding to the Reform business decreased as a result of the loss of the Metro-North area. The Reform business has a higher medical loss ratio than other businesses within the segment. On the other hand, the Medicare Advantage business, which has a lower medical loss ratio than other businesses, has a higher weight in the mix of business in the 2007 period.
Medical Operating Expenses
Medical operating expenses for the six months ended June 30, 2007 decreased by $3.5 million, or 4.6%, to $72.3 million when compared to the six months ended June 30, 2006. This decrease is primarily attributed to the decrease in the direct costs of the Reform business due to its reduction in volume. The segment’s operating expense ratio increased by 0.2 percentage points during the 2007 period.
Life Insurance Operating Results
On January 31, 2006 we completed the acquisition of GA Life. The results of operations of GA Life are included in this table for the period following the effective date of the acquisition.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2007	2006	2007	2006

Operating revenues:
Premiums earned, net:
Premiums earned	$24.8	25.0	$49.4	42.8
Premiums earned ceded	(2.3)	(2.6)	(4.5)	(4.8)
Assumed premiums earned	—	—	—	4.4

Net premiums earned	22.5	22.4	44.9	42.4
Commission income on reinsuarance	0.1	0.1	0.1	0.2

Premiums earned, net	22.6	22.5	45.0	42.6
Net investment income	3.7	3.8	7.4	6.8

Total operating revenues	26.3	26.3	52.4	49.4

Operating costs:
Policy benefits and claims incurred	11.7	11.5	23.3	21.1
Underwriting and other expenses	11.9	10.9	23.4	22.3

Total operating costs	23.6	22.4	46.7	43.4

Operating income	$2.7	3.9	$5.7	6.0

Additional data:
Loss ratio	51.8%	51.1%	51.8%	49.5%
Operating expense ratio	52.7%	48.4%	52.0%	52.3%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Operating Revenues

Premiums earned for the segment decreased by $0.2 million, or 0.8%, to $24.8 million during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006. This decrease was primarily the result of a decrease in the premiums generated by the group disability and life insurance businesses. This decrease was offset in part by an increase in sales of individual life and cancer and other dreaded diseases policies.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the three months ended June 30, 2007 increased by $0.2 million, or 1.7%, to $11.7 million in the 2007 period when compared to the 2006 period. This increase is primarily the result of an increase in group and individual death benefits resulting from a higher amount of death benefits claimed during the 2007 period. This resulted in a 0.7 percentage points increase in the loss ratio, from 51.1% in 2006 to 51.8% in 2007.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $1.0 million, or 9.2%, during the three months ended June 30, 2007 primarily as a result of a higher allocation of corporate operating expenses due to the changes in volume within the group, partially offset by decreases in the amortization of deferred policy acquisition costs and value of business acquired.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Operating Revenues
Premiums earned for the segment increased by $6.6 million, or 15.4%, to $49.4 million during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, principally reflecting the acquisition of GA Life effective January 31, 2006. Premiums earned by GA Life during the month of January 2006 were $6.6 million, which are not reflected in our consolidated financial statements. Eliminating the effect of GA Life’s premiums for the month of January 2006, the premiums earned of the segment did not vary by a significant amount. The individual life and cancer and other dreaded diseases businesses presented increases in premiums earned of $1.2 million and $0.4 million, respectively, primarily due to higher sales during the period, offset in part by a decrease in premiums generated from the group disability and life insurance businesses of $0.6 million and $0.4 million, respectively.
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
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the six months ended June 30, 2007 increased by $2.2 million, or 10.4%, to $23.3 million in the 2007 period when compared to the 2006 period, principally reflecting the acquisition of GA Life effective January 31, 2006. Policy benefits and claims incurred by GA Life during the month of January 2006, net of the effect of the coinsurance agreement, were $1.0 million. Eliminating the effect of GA Life’s policy benefits and claims incurred for the month of January 2006, this segment presented an increase of $1.2 million. This increase is primarily driven by an increase in group and individual death benefits resulting from a higher amount of death benefits claimed during the 2007 period and to an increase in the loss ratio of the cancer and other dreaded diseases business due to the maturity of this business, which this segment began subscribing during 2004. Both factors were principally responsible for the increase in the loss ratio by 2.3 percentage points, from 49.5% in 2006 to 51.8% in 2007.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $1.1 million, or 4.9%, during the six months ended June 30, 2007. Considering the effect of underwriting and other expenses of $3.5 million incurred by GA Life during the month of January 2006, the underwriting and other expenses of the segment decreased $2.4 million. This decrease in underwriting and other expenses includes $1.8 million relating to our share of commissions and other operating expenses for the month of January 2006 under the coinsurance agreement with GA Life. The remaining decrease in these expenses is mostly related to the savings achieved in underwriting and other expenses as a result of the merger of GA Life and SVTS during 2006 partially offset by a higher allocation of corporate operating expenses.
Property and Casualty Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2007	2006	2007	2006

Operating revenues:
Premiums earned, net:
Premiums written	$43.0	36.4	78.2	71.2
Premiums ceded	(17.9)	(15.6)	(33.3)	(29.4)
Change in unearned premiums	(0.8)	1.3	0.8	2.4

Premiums earned, net	24.3	22.1	45.7	44.2
Net investment income	2.5	2.3	5.1	4.7

Total operating revenues	26.8	24.4	50.8	48.9

Operating costs:
Claims incurred	10.5	11.6	20.7	21.9
Underwriting and other expenses	12.7	11.1	25.1	22.7

Total operating costs	23.2	22.7	45.8	44.6

Operating income	$3.6	1.7	5.0	4.3

Additional data:
Loss ratio	43.2%	52.5%	45.3%	49.5%
Operating expense ratio	52.3%	50.2%	54.9%	51.4%
Combined ratio	95.5%	102.7%	100.2%	100.9%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
Operating Revenues
Total premiums written during the three months ended June 30, 2007 increased by $6.6 million, or 18.1%, to $43.0 million, principally as a result of an increase in volume in the commercial multi-peril and auto lines of business.
Premiums ceded to reinsurers increased by $2.3 million, or 14.7%, to $17.9 million during 2007 primarily as a result of the segment’s higher volume of business. The ratio of premiums ceded to premiums written decreased by 1.3 percentage points, from 42.9% in 2006 to 41.6% in 2007. The fluctuation in this ratio is primarily due to the high level of writings generated in the 2007 period, which lowered the impact of non-proportional reinsurance in the ratio of premiums ceded to premiums written. The cost of non-proportional treaties is negotiated for the whole year based on expected annual premium volumes. This cost is distributed throughout the year on a straight-line basis and its relation to direct premiums written varies depending on actual writings in each quarter versus expected amounts.
The change in unearned premiums for the three months ended June 30, 2007 decreased by $2.1 million, to $0.8 million, primarily as the result of the segment’s higher volume of business during the period.
Claims Incurred
Claims incurred during the three months ended June 30, 2007 decreased by $1.1 million, or 9.5%, to $10.5 million. The loss ratio decreased by 9.3 percentage points during this period, to 43.2% as of June 30, 2007. This decrease is reflected primarily in the commercial multi-peril, general liability and auto liability lines of business. We believe the improvement in the loss ratio is largely the result of the segment’s efforts to enhance underwriting as well as improvements in the claims handling process, which have resulted in the accelerated settlement of claims.
Underwriting and Other Expenses
Underwriting and other operating expenses for the three months ended June 30, 2007 increased by $1.6 million, or 14.4%, to $12.7 million. The operating expense ratio increased by 2.1 percentage points during the same period, to 52.3% in 2007. This increase is primarily due to increases in net commissions and depreciation expense, including the depreciation and amortization expense related to the segment’s investment in technology. In addition, the segment has experienced increases in payroll and payroll related expenses and in the allocation of corporate operating expenses.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
Operating Revenues
Total premiums written during the six months ended June 30, 2007 increased by $7.0 million, or 9.8%, to $78.2 million, principally as a result of an increase in the commercial multi-peril and auto lines of business.
Premiums ceded to reinsurers increased by $3.9 million, or 13.3%, to $33.3 million during 2007. The ratio of premiums ceded to premiums written increased by 1.3 percentage points, from 41.3% in 2006 to 42.6% in 2007, primarily as the result of higher costs of non-proportional reinsurance treaties and to the increase in the volume of business of the segment in lines of business that have reinsurance.
The decrease in the change in unearned premiums of $1.6 million, to $0.8 million, during the six months ended June 30, 2007 is principally the result of the segment’s higher volume of business in the 2007 period.
Claims Incurred
Claims incurred during the six months ended June 30, 2007 decreased by $1.2 million, or 5.5%, to $20.7 million. The loss ratio decreased by 4.2 percentage points during this period, to 45.3%, primarily as a result of a change in the mix of business and the segment’s efforts to enhance underwriting and claims handling processes to improve loss experience. These efforts have resulted in improved loss ratios in the commercial multi-peril, auto liability and commercial auto physical damage lines of business.
Underwriting and Other Expenses
Underwriting and other operating expenses for the six months ended June 30, 2007 increased by $2.4 million, or 10.6%, to $25.1 million. The operating expense ratio increased by 3.5 percentage points during the same period, to 54.9% in 2007. This increase is primarily due to increases in net commission expense, and in payroll and payroll related expenses. Also, the segment experienced an increase in its depreciation expense, including the depreciation and amortization expense related to the segment’s investment in technology.

Liquidity and Capital Resources
Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended
	June 30,
(Dollar amounts in millions)	2007	2006

Sources of cash:
Cash provided by operating activities	$6.4	20.5
Proceeds from long-term borrowings	—	35.0
Proceeds from short-term borrowings	23.1	104.4
Proceeds from policyholder deposits	2.8	3.5
Other	17.0	2.6

Total sources of cash	49.3	166.0

Uses of cash:
Net purchases of investment securities	(25.1)	(7.4)
Acquisition of GA Life, net of cash aquired	—	(27.8)
Capital expenditures	(3.5)	(7.2)
Dividends	(2.4)	(6.2)
Payments of long-term borrowings	(0.8)	(1.7)
Net payments of short-term borrowings	(23.1)	(106.1)
Net surrenders of policyholder deposits	(4.0)	(4.2)
Other	(0.2)	(0.4)

Total uses of cash	(59.1)	(161.0)

Net (decrease) increase in cash and cash equivalents	$(9.8)	5.0

Cash flows from operating activities decreased by $14.1 million, or 68.8%, to $6.4 million for the six months ended June 30, 2007, principally due to a reduction in premiums collected of $57.4 million, cash paid to suppliers and employees of $13.3 million and claims paid of $35.5 million that is mainly attributed to the loss of the Metro-North region by our Managed Care segment. In addition, in the 2007 period there was increase of $20.4 million in the amount of income taxes paid that is the result of the higher taxable income in 2007 of our managed care subsidiary, which has a higher effective tax rate than the other segments. These decreases are offset in part by an increase of $19.7 million in net proceeds received from trading securities.
Proceeds from long-term borrowings amounted to $35.0 million during 2006 as a result of the issuance and sale of our 6.7% senior unsecured notes during the first quarter of 2006. These proceeds were used for the acquisition of GA Life.
The increase in the other sources of cash of $14.4 million is principally the result of a higher balance in outstanding checks over bank balance in the 2007 period.
On January 31, 2006, we acquired GA Life at a cost of $27.8 million, net of $10.4 million of cash acquired.
Capital expenditures decreased by $3.7 million as the result of the completion several capital projects during the last quarter of the year 2006. The renovation of a building adjacent to our corporate headquarters was completed during the last quarter of 2006. In addition, our property and casualty insurance segment acquired new hardware and software as part of its new insurance application during 2006.
In March 2007, we declared and paid dividends to our stockholders amounting to $2.4 million.
Financing and Financing Capacity
We have several short-term facilities available to meet our liquidity needs. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of June 30, 2007, we had $53.0 million of available credit under these facilities. There were no outstanding short-term borrowings under these facilities as of June 30, 2007 and December 31, 2006.
As of June 30, 2007, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).

•	On September 30, 2004, we issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes).
The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain covenants. At June 30, 2007, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
In addition, we are a party to two secured term loans with a commercial bank, FirstBank Puerto Rico. These secured loans bear interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus a margin specified at the time of the agreement. As of June 30, 2007, the two secured loans had outstanding balances of $26.8 million and $10.5 million, respectively, and average annual interest rates of 6.4% and 6.7%, respectively. The first secured loan requires monthly principal repayment of $0.1 million. The second secured loan was repaid on August 1, 2007. This note was repaid from excess funds from operations and from the issuance of an $8.0 million repurchase agreement, which matures on August 30, 2007 and bears an interest rate of 5.5%.
These secured loans are guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. These secured loans contain certain covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of June 30, 2007, we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loans’ outstanding balances.
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
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007. There were no significant changes in the our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.

Part II — Other Information
Item 1. Legal Proceedings
For a description of legal proceedings, see note 12 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.
Item IA. Risk Factors
The following risk factors contain updated information from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31. 2006.
Certain of our current and former providers may bring materially dilutive claims against us.
Beginning with our founding in 1959 and until 1994, we encouraged, and at times required, the doctors and dentists that comprised our provider network to acquire our shares. Between approximately 1985 and 1994, our predecessor managed care subsidiary, Seguros de Servicios de Salud de Puerto Rico, Inc. (SSS) generally entered into an agreement with each new physician or dentist who joined our provider network to sell the provider shares of SSS at a future date (each agreement, a share acquisition agreement). These share acquisition agreements were necessary because there were not enough authorized shares of SSS available during this period and afterwards for issuance to all new providers. Each share acquisition agreement committed SSS to sell, and each new provider to purchase, five $40-par-value shares of SSS at $40 per share after SSS had increased its authorized share capital in compliance with the Puerto Rico Insurance Code and was in a position to issue new shares. Despite repeated efforts in the 1990s, SSS was not successful in obtaining shareholder approval to increase its share capital, other than in connection with our reorganization in 1999, when SSS was merged into a newly-formed entity, TSI, having authorized capital of 25,000 $40-par-value shares, or twice the number of authorized shares of SSS. SSS’s shareholders and the Commissioner of Insurance did not, however, authorize the issuance of the newly formed entity’s shares to providers or any other third party. In addition, subsequent to the reorganization, our shareholders did not approve attempts to increase our share capital in 2002 and 2003.
Notwithstanding the fact that TSI and its predecessor, SSS, were never in a position to issue new shares to providers as contemplated by the share acquisition agreements because shareholder approval for such issuance was never obtained, and the fact that SSS on several occasions in the 1990s offered providers the opportunity to purchase shares of its treasury stock and such offers were accepted by very few providers, providers who entered into share acquisition agreements may claim that the share acquisition agreements entitle them to acquire our or TSI’s shares at a subscription price equivalent to that provided for in the share acquisition agreements. SSS entered into share acquisition agreements with approximately 3,000 providers, the substantial majority of whom never came to own shares of SSS. Such share acquisition agreements provide for the purchase and sale of approximately 15,000 shares of SSS. Were TSI or TSM required to issue a significant number of shares in respect of these agreements; the interest of our existing shareholders would be substantially diluted. As of the date of this quarterly report although no judicial claims specifically to enforce any of these agreements have been commenced, the existence of a share acquisition agreement has been alleged in at least one litigation. Additionally, we have received inquiries with respect to over 600 shares under share acquisition agreements. The share numbers set forth in this paragraph reflect the number of SSS shares provided for in the share acquisition agreements. Those agreements do not include anti-dilution protections and we do not believe that the amounts of any claims under the agreements with SSS should be multiple to reflect our 3,000-for-one stock split. We cannot provide assurances, however, that claimants will not successfully seek to increase the size of their claims by reference to the stock split.
We have been advised by Puerto Rico counsel that, on the basis of a reasoned analysis, while the matter is not free from doubt and there are no applicable controlling precedents, we should prevail if litigation of these claims were to be commenced by providers because, among other defenses, the condition precedent to SSS’s obligations under the share acquisition agreements never occurred, and any obligation it may, or we may be deemed to, have had under the share acquisition agreements should be understood to have expired prior to our corporate reorganization, which took effect in 1999, although the share acquisition agreements do not expressly provide for any expiration.
We believe that we should prevail in litigation if any judicial claims are commenced with respect to these matters; however, we cannot predict the outcome of any such litigation, including with respect to the magnitude of any claims that may be asserted by any plaintiff, and the interests of our shareholders could be materially diluted to the extent that claims under the share acquisition agreements are successful. The shares of Class B common stock we are offering with this prospectus include anti-dilution protections designed to offset the dilutive effect attributable to the issuance of shares of Class A common stock in respect of such claims at below market prices on the shares of Class B common stock during a period of up to five or more years from the date that this offering is completed. See “Description of Capital Stock.”
Heirs of certain of our former shareholders may bring materially dilutive claims against us.
For much of our history, we and our predecessor entity have restricted the ownership or transferability of our shares, including by reserving to us or our predecessor a right of first refusal with respect to share transfers and by limiting ownership of such shares to physicians and dentists. In addition, we and our predecessor, consistent with the requirements of our and our predecessor’s bylaws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders. Nonetheless, we anticipate that some former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“non-medical heirs”) may claim an entitlement to our shares or to damages with respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions. Our records indicate that there may be as many as approximately 450 non-medical heirs who may claim to have inherited up to 10,500,000 shares, although only one judicial claim in this regard has ever been initiated. As of the date of this quarterly report, we have received inquiries from non-medical heirs with respect to over 600 shares, although no judicial claims have been received.
We believe that we should prevail against any such claims if brought; however, we cannot predict the outcome of any current or future litigation regarding these non-medical heirs. The interests of our existing shareholders could be materially diluted to the extent that any such claims are successful.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders
A special shareholders meeting of the Corporation was held on June 24, 2007. Quorum was obtained with 19,098,000 shares represented in person or by proxy, which represented approximately 71.5% of all votes eligible to be cast at the meeting. At the meeting the shareholders approved an amendment to Article FIFTH of the Corporation’s Amended and Restated Articles of Incorporation, providing for the creation of two classes of common stock: Class A common stock, which includes certain conversion provisions, and Class B common stock, which includes certain anti-dilution provisions. Upon the filing of a certificate of amendment with the Puerto Rico Department of State, all outstanding shares of common stock will automatically become shares of Class A common stock. The Corporation expects to file the certificate of amendment immediately prior to the consummation of the initial public offering of its Class B common stock. The certificate of amendment will not be filed in the event the Company does not expect to complete the initial public offering of its Class B common stock, and, in that event, the proposed amendments would not become effective. The result of the voting for this matter is set forth below:
Amendment to Article FIFTH of the Corporation’s Amended and Restated Articles of Incorporation

For:	19,449,000
Against:	240,000
Abstained:	180,000
Broker Non-Votes:	0
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibits	Description

3(i)	Amendment to Triple-S Management Corporation’s Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-49762).

10.1	Agreement between Puerto Rico Health Insurance Administration and Triple-S, Inc. for the provision of health insurance coverage to eligible population in the North and South-West regions.

10.2	Blue Shield License and other Agreements with Blue Cross Blue Shield Association, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-49762).

11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended June 30, 2007 and 2006 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

12	Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and six months ended June 30, 2007 and 2006 has been omitted as the detail necessary to determine the computation of the loss ratio, operating expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.
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

Triple-S Management Corporation Registrant
Date: August 14, 2007	By:	/s/ Ramón M. Ruiz Comas
Ramón M. Ruiz-Comas, CPA
President and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Juan J. Román
Juan J. Román, CPA
Vice President of Finance and Chief Financial Officer