Form 10-Q
period 2007-09-30
TRIPLE-S MANAGEMENT CORP
filed 2007-11-14
CIK 1171662

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______
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
Large accelerated filer ☐                                                        Accelerated filer       ☐                                                         Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2007

Common Stock, $1.00 par value	26,772,000

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended September 30, 2007

Part I — Financial Information
Item 1. Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2007	2006

ASSETS

Investments and cash:
Securities held for trading, at fair value:
Equity securities	$69,968	83,447
Securities available for sale, at fair value:
Fixed maturities	728,649	702,566
Equity securities	73,406	61,686
Securities held to maturity, at amortized cost:
Fixed maturities	46,331	47,989
Policy loans	5,491	5,194
Cash and cash equivalents	95,973	81,564

Total investments and cash	1,019,818	982,446

Premiums and other receivables, net	205,034	165,626
Deferred policy acquisition costs and value of business acquired	114,352	111,417
Property and equipment, net	42,529	41,615
Net deferred tax asset	8,363	9,292
Other assets	34,465	35,113

Total assets	$1,424,561	1,345,509

LIABILITIES AND STOCKHOLDERS’ EQUITY

Claim liabilities:
Claims processed and incomplete	$168,914	147,211
Unreported losses	162,401	150,735
Unpaid loss-adjustment expenses	17,244	16,736

Total claim liabilities	348,559	314,682

Liability for future policy benefits	190,508	180,420
Unearned premiums	98,838	113,582
Policyholder deposits	46,136	45,425
Liability to Federal Employees’ Health Benefits Program	19,637	13,563
Accounts payable and accrued liabilities	134,345	110,609
Borrowings	171,357	183,087
Income tax payable	—	9,242
Liability for pension benefits	32,315	32,300

Total liabilities	1,041,695	1,002,910

Stockholders’ equity:
Common stock	26,772	26,733
Additional paid-in capital	123,993	124,031
Retained earnings	249,618	211,266
Accumulated other comprehensive loss	(17,517)	(19,431)

Total stockholders’ equity	382,866	342,599

Total liabilities and stockholders’ equity	$1,424,561	1,345,509

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months and nine months ended September 30, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES:
Premiums earned, net	$375,803	390,431	$1,101,614	1,158,599
Administrative service fees	3,908	3,725	11,034	10,356
Net investment income	11,229	10,509	33,397	31,325

Total operating revenues	390,940	404,665	1,146,045	1,200,280
Net realized investment gains	1,183	363	6,163	1,324
Net unrealized investment gain (loss) on trading securities	588	3,407	(764)	3,718
Other income (expense), net	(525)	1,295	1,842	1,208

Total revenues	392,186	409,730	1,153,286	1,206,530

BENEFITS AND EXPENSES:
Claims incurred	310,033	317,388	915,374	974,304
Operating expenses	57,944	55,810	173,439	170,472

Total operating costs	367,977	373,198	1,088,813	1,144,776

Interest expense	3,938	4,493	11,948	12,387

Total benefits and expenses	371,915	377,691	1,100,761	1,157,163

Income before taxes	20,271	32,039	52,525	49,367

INCOME TAX EXPENSE:
Current	4,575	6,130	11,573	9,545
Deferred	206	1,079	152	992

Total income taxes	4,781	7,209	11,725	10,537

Net income	$15,490	24,830	$40,800	38,830

Basic net income per share (note 7)	$0.58	0.93	$1.53	1.45

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the nine months
ended September 30, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	2007	2006

BALANCE AT JANUARY 1	$342,599	308,703

Dividends	(2,448)	(6,231)
Other	1	—
Comprehensive income (loss):
Net income	40,800	38,830
Net unrealized change in fair value of available for sale securities	1,137	(3,487)
Defined benefit pension plan:
Actuarial loss, net	935	—
Prior service cost, net	27	—
Net change in fair value of cash flow hedges	(185)	(30)

Total comprehensive income	42,714	35,313

BALANCE AT SEPTEMBER 30	$382,866	337,785

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2007	2006

Net income	$40,800	38,830

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,413	4,486
Net amortization of investments	556	135
Provision for doubtful receivables	1,902	1,588
Deferred tax expense	152	992
Net gain on sale of securities	(6,163)	(1,324)
Net unrealized (gain) loss of trading securities	764	(3,718)
Proceeds from trading securities sold:
Equity securities	38,309	14,137
Acquisition of securities in trading portfolio:
Equity securities	(19,172)	(14,599)
Loss on sale of property and equipment	2	22
(Increase) decrease in assets:
Premiums receivable	(21,258)	(34,552)
Agent balances	2,084	(528)
Accrued interest receivable	(1,314)	(21)
Other receivables	(4,289)	(2,843)
Reinsurance recoverable on paid losses	(16,409)	(3,637)
Deferred policy acquisition costs and value of business acquired	(2,935)	(4,066)
Prepaid income tax	(2,598)	3,353
Other assets	2,942	459
Increase (decrease) in liabilities:
Claims processed and incomplete	21,703	18,971
Unreported losses	11,666	17,402
Unpaid loss-adjustment expenses	508	1,414
Liability for future policy benefits	10,088	10,254
Unearned premiums	(14,744)	(3,832)
Policyholder deposits	1,192	1,356
Liability to FEHBP	6,074	(1,812)
Accounts payable and accrued liabilities	5,459	3,970
Income tax payable	(9,242)	4,677

Net cash provided by operating activities	$51,490	51,114

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2007	2006

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$101,828	16,151
Fixed maturities matured	25,733	30,895
Equity securities	1,000	1,209
Fixed maturity securities held to maturity	7,172	342
Acquisition of investments:
Securities available for sale:
Fixed maturities	(147,357)	(54,221)
Equity securities	(16,759)	(11,517)
Securities held to maturity:
Fixed maturities	(4,891)	(1,688)
Acquisition of business, net of $10,403 of cash acquired	—	(27,793)
Net disbursements for policy loans	(297)	(502)
Net capital expenditures	(6,329)	(9,468)

Net cash used in investing activities	(39,900)	(56,592)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in outstanding checks in excess of bank balances	17,477	490
Repayments of short-term borrowings	(43,559)	(119,547)
Proceeds from short-term borrowings	43,559	117,807
Repayments of long-term borrowings	(11,730)	(2,093)
Proceeds from long-term borrowings	—	35,000
Dividends paid	(2,448)	(6,231)
Proceeds from policyholder deposits	5,133	4,389
Surrenders of policyholder deposits	(5,614)	(10,213)
Other	1	—

Net cash provided by financing activities	2,819	19,602

Net increase in cash and cash equivalents	14,409	14,124
Cash and cash equivalents at beginning of the period	81,564	49,050

Cash and cash equivalents at end of the period	$95,973	63,174

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and nine months ended September 30, 2007 are not necessarily indicative of the results for the full year.
Certain amounts in the 2006 consolidated financial statements were reclassified to conform to the 2007 presentation.
(2) Recent Accounting Standards
There were no new accounting pronouncements issued during the first nine months of 2007 that have not been disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.
The Corporation adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109 (FIN 48) on January 1, 2007. See note 10 for details.
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
The following tables summarize the operations by major operating segment for the three months and nine months ended September 30, 2007 and 2006:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating revenues:
Managed Care:
Premiums earned, net	$330,366	346,668	$965,909	1,028,452
Administrative service fees	3,908	3,725	11,034	10,356
Intersegment premiums /service fees	1,309	1,335	4,717	4,224
Net investment income	4,848	4,770	14,338	13,842

Total managed care	340,431	356,498	995,998	1,056,874
Life Insurance:
Premiums earned, net	21,974	21,936	66,837	64,434
Intersegment premiums	92	79	264	235
Net investment income	3,695	3,285	11,054	10,117

Total life	25,761	25,300	78,155	74,786
Property and Casualty Insurance:
Premiums earned, net	23,463	21,827	68,868	65,713
Intersegment premiums	154	154	462	438
Net investment income	2,566	2,340	7,645	7,020

Total property and casualty	26,183	24,321	76,975	73,171
Other segments - intersegment service revenues *	10,683	12,855	32,325	38,320

Total business segments	403,058	418,974	1,183,453	1,243,151
TSM operating revenues from external sources	120	114	360	346
Elimination of intersegment premiums	(1,555)	(1,568)	(5,443)	(4,897)
Elimination of intersegment service fees	(10,683)	(12,855)	(32,325)	(38,320)

Consolidated operating revenues	$390,940	404,665	$1,146,045	1,200,280

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Operating income:
Managed care	$17,499	22,377	$39,396	33,165
Life insurance	2,605	3,089	8,260	9,069
Property and casualty insurance	1,508	3,756	6,494	7,946
Other segments *	509	505	787	1,009

Total business segments	22,121	29,727	54,937	51,189
TSM operating revenues from external sources	120	114	360	346
TSM unallocated operating expenses	(2,006)	(1,120)	(6,279)	(3,762)
Elimination of TSM intersegment charges	2,728	2,746	8,214	7,731

Consolidated operating income	22,963	31,467	57,232	55,504
Consolidated net realized investment gains	1,183	363	6,163	1,324
Consolidated net unrealized gain (loss) on trading securities	588	3,407	(764)	3,718
Consolidated interest expense	(3,938)	(4,493)	(11,948)	(12,387)
Consolidated other income, net	(525)	1,295	1,842	1,208

Consolidated income before taxes	$20,271	32,039	$52,525	49,367

Depreciation expense:
Managed care	$1,167	977	$2,925	2,786
Life insurance	193	195	532	512
Property and casualty insurance	377	101	1,114	340

Total business segments	1,737	1,273	4,571	3,638
TSM depreciation expense	281	283	842	1,121

Consolidated depreciation expense	$2,018	1,556	$5,413	4,759

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2007	2006

Assets:
Managed care	$633,387	600,948
Life insurance	424,326	407,994
Property and casualty insurance	354,444	326,894
Other segments *	8,350	7,807

Total business segments	1,420,507	1,343,643
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	10,346	11,879
Property and equipment,net	22,801	23,792
Other assets	3,044	4,096

	36,191	39,767
Elimination entries-intersegment receivables and others	(32,137)	(37,901)

Consolidated total assets	$1,424,561	1,345,509

Significant noncash items:
Net change in unrealized gain on securities available for sale:
Managed care	$(449)	(1,560)
Life insurance	(690)	(1,457)
Property and casualty insurance	2,184	(183)

Total business segments	1,045	(3,200)
Amount related to TSM	92	(12)

Consolidated net change in unrealized gain on securities available for sale	$1,137	(3,212)

Net change in defined benefit pension plan liability:
Managed care	$658	3,795
Life	9	212
Property and casualty	69	197
Other segments*	205	614

Total business segments	941	4,818
Amount related to TSM	21	134

Consolidated net change in defined benefit pension plan liability	$962	4,952

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2007 and December 31, 2006, were as follows:

September 30, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$54,215	16,525	(772)	69,968

Securities available for sale:
Fixed maturities	735,033	1,969	(8,353)	728,649
Equity securities	65,586	10,200	(2,380)	73,406

	800,619	12,169	(10,733)	802,055

Securities held to maturity:
Fixed maturities	46,331	53	(710)	45,674

	$901,165	28,747	(12,215)	917,697

December 31, 2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$66,930	17,436	(919)	83,447

Securities available for sale:
Fixed maturities	714,113	590	(12,137)	702,566
Equity securities	50,132	13,112	(1,558)	61,686

	764,245	13,702	(13,695)	764,252

Securities held to maturity:
Fixed maturities	47,989	383	(1,491)	46,881

	$879,164	31,521	(16,105)	894,580

Investment in securities at September 30, 2007 are mostly comprised of U.S. Treasury securities, obligations of government sponsored enterprises and obligations of U.S. government instrumentalities (58.9%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (7.6%) and obligations of the government of Puerto Rico and its instrumentalities (6.9%). The remaining 26.6% of the investment portfolio is comprised of corporate bonds, equity securities and mutual funds.
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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
The impairment is charged to operations and a new cost basis for the security is established. During the nine months ended September 30, 2007 and 2006 the Corporation recognized other-than-temporary impairments amounting to $564 and $1,350, respectively, on its equity securities classified as available for sale.
(5) Premiums and Other Receivables
Premiums and other receivables as of September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006

Premium	$68,696	53,377
Self-funded group receivables	30,038	24,854
FEHBP	9,942	9,187
Agents balances	26,729	28,813
Accrued interest	9,368	8,054
Reinsurance recoverable on paid losses	57,294	40,885
Other	23,099	18,686

	225,166	183,856

Less allowance for doubtful receivables:
Premiums	13,195	12,128
Other	6,937	6,102

	20,132	18,230

Total premiums and other receivables	$205,034	165,626

(6) Claim Liabilities
The activity in the total claim liabilities for the three months and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Claim liabilities at beginning of period	$344,816	341,598	$314,682	297,563
Reinsurance recoverable on claim liabilities	(50,003)	(29,173)	(32,066)	(28,720)

Net claim liabilities at beginning of period	294,813	312,425	282,616	268,843

Claim liabilities acquired from GA Life	—	—	—	8,771
Incurred claims and loss-adjustment expenses:
Current period insured events	311,925	317,413	931,605	975,170
Prior period insured events	(4,815)	(6,163)	(25,753)	(12,471)

Total	307,110	311,250	905,852	962,699

Payments of losses and loss-adjustment expenses:
Current period insured events	288,469	289,548	711,175	748,093
Prior period insured events	14,776	20,010	178,615	178,103

Total	303,245	309,558	889,790	926,196

Net claim liabilities at end of period	298,678	314,117	298,678	314,117
Reinsurance recoverable on claim liabilities	49,881	30,416	49,881	30,416

Claim liabilities at end of period	$348,559	344,533	$348,559	344,533

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
The amount included in the incurred claims and loss-adjustment expenses for prior period insured events for the three months and nine months ended September 30, 2007 and 2006 represents a favorable development of claim liabilities due primarily to better than expected utilization trends.
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
In May 2007, the Corporation cancelled 24,000 director qualifying shares. As of February 2007, Board members are no longer required to hold qualifying shares to participate in the Board of Directors of the Corporation.
(8) Borrowings
A summary of the Corporation’s borrowings at September 30, 2007 and December 31, 2006 is as follows:

	September 30,	December 31,
	2007	2006

Secured loan payable of $20,000, payable in various different installments up to August 1, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over LIBOR selected (which was 6.67% December 31, 2006)	$—	10,500

Senior unsecured notes payable of $50,000 due September 2019. Interest is payable semiannually at a fixed rate of 6.30%.	50,000	50,000
Senior unsecured notes payable of $60,000 due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	60,000	60,000
Senior unsecured notes payable of $35,000 due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	35,000
Secured loan payable of $41,000, payable in monthly installments of $137 up to July 1, 2024, plus interest at a rate reset periodically of 100 basis points over LIBOR selected (which was 6.72% and 6.35% at September 30, 2007 and December 31, 2006, respectively)	26,357	27,587

Total borrowings	$171,357	183,087

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
     (9) Comprehensive Income
     The accumulated balances for each classification of other comprehensive income are as follows:

				Accumulated
	Unrealized	Liability for		other
	gain (loss) on	pension	Cash flow	comprehensive
	securities	benefits	hedges	income

BALANCE AT JANUARY 1	$5	(19,742)	306	(19,431)
Net current period change	1,137	962	(185)	1,914

BALANCE AT SEPTEMBER 30	$1,142	(18,780)	121	(17,517)

(10) Income Taxes
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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
(11) Pension Plan
The components of net periodic benefit cost for the three months and nine months ended September 30, 2007 and 2006 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Components of net periodic benefit cost:
Service cost	$1,254	1,350	$4,194	4,042
Interest cost	1,195	1,151	3,916	3,454
Expected return on assets	(1,034)	(954)	(3,395)	(2,880)
Prior service cost	14	12	44	36
Actuarial loss	501	602	1,526	1,794

Net periodic benefit cost	$1,930	2,161	$6,285	6,446

Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2006 that it expected to contribute $5,000 to its pension program in 2007. As of September 30, 2007, the Corporation contributed $5,000 to the pension program.
(12) Net Income Available to Stockholders and Net Income per Share
The Corporation presents only basic earnings per share, which consists of the net income that is available to common stockholders divided by the weighted-average number of common shares outstanding for the period.
The following table sets forth the computation of basic net income per share after giving retroactive effect to the stock split disclosed in note 7:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Numerator for basic earnings per share:
Net income available to stockholders	$15,490	24,830	$40,800	38,830

Denominator for basic earnings per share:
Weighted average of outstanding common shares giving effect to 3,000-for-one stock split	26,772,000	26,733,000	26,741,333	26,728,333

Basic net income per share giving effect to 3,000-for-one stock split	$0.58	0.93	$1.53	1.45

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
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
Sánchez Litigation
On September 4, 2003, José Sánchez and others filed a putative class action complaint against the Corporation, present and former directors of the board of directors of the Corporation and Triple-S, Inc. (TSI), and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act (RICO). The class action complaint, which was amended on March 24, 2005, seeks damages in excess of $40 million. The plaintiffs purport to represent, among others, providers of medical products and services covered under policies issued or administered by the defendants, as well as the subscribers to those policies. Among other allegations, the suit alleges a scheme to defraud the plaintiffs by acquiring control of TSI through illegally capitalizing TSI and later converting it to a for-profit corporation and depriving the shareholders of their ownership rights. The plaintiffs base their allegations on the alleged decisions of TSI’s board of directors and shareholders, purportedly made in 1979, to operate with certain restrictions in order to turn TSI into a charitable corporation. On May 4, 2006, the Court issued an Opinion and Order awarding summary judgment in favor of all the defendants, thereby dismissing the case. Plaintiffs filed a notice of appeal before the United States Court of Appeals for the First Circuit. On June 13, 2007, the First Circuit issued its Opinion confirming the summary judgment entered by the District Court. The plaintiffs did not move for any type of post-judgment relief before the Court of Appeals. On September 11, 2007, the plaintiffs filed a petition for certiorari with the U.S. Supreme Court, which was docketed on September 17, 2007. We filed an opposition to the petition for certiorari on October 17, 2007.
Jordán et al Litigation
On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, breach of contract with providers, and damages in the amount of $12.0 million. The plaintiffs also asserted that in light of TSI’s former tax-exempt status, the assets of TSI belong to a charitable trust to be held for the benefit of the people of Puerto Rico (the charitable trust claim). They also requested that the Corporation sell shares to them pursuant to a contract with TSI dated August 16, 1989 regarding the acquisition of shares. The Corporation believes that many of the allegations brought by the plaintiffs in this complaint have been resolved in favor of the Corporation and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and in the local courts. The defendants, including the Corporation and TSI, answered the complaint, filed a counterclaim and filed several motions to dismiss.
On May 9, 2005, the plaintiffs amended the complaint to allege causes of action similar to those dismissed in the Sánchez case and to seek damages of approximately $207.0 million. Defendants moved to dismiss all claims in the amended complaint. Plaintiffs opposed the motions to dismiss and defendants filed corresponding replies. In 2006, the Court held several hearings concerning these dispositive motions and stayed all discovery until the motions were resolved.
On January 19, 2007, the Court denied a motion by the plaintiffs to dismiss the defendants’ counterclaim for malicious prosecution and abuse of process. The Court ordered plaintiffs to answer the counterclaim by February 20, 2007. Although they filed after the required date, plaintiffs have filed an answer to the counterclaim.
On February 7, 2007, the Court dismissed the charitable trust, RICO and violation of due process claims as to all the plaintiffs. The tort, breach of contract and violation of the Puerto Rico corporations’ law claims were dismissed only against certain of the physician plaintiffs. The Court allowed the

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
count based on antitrust to proceed, and in reconsideration allowed the charitable trust and RICO claims to proceed. The Corporation appealed to the Puerto Rico Court of Appeals the denial of the motion to dismiss as to the antitrust allegations and the Court’s decision to reconsider the claims previously dismissed.
On May 30, 2007 the Puerto Rico Court of Appeals granted leave to replead the RICO and antitrust claims only to the physician plaintiffs, consistent with certain requirements set forth in its opinion, to allow the physician plaintiffs the opportunity to cure the deficiencies and flaws the Court found in plaintiffs allegations. The Court dismissed the charitable trust claim as to all plaintiffs, denying them the opportunity to replead that claim, and dismissed the RICO and antitrust claims as to the non-physician plaintiffs. Also, the Court of Appeals granted leave to replead a derivative claim capacity on behalf of the Corporation to the lone shareholder plaintiff. The plaintiffs moved for the reconsideration of this judgment. On July 18, 2007 the Court of Appeals denied the plaintiffs motion for reconsideration, which has granted plaintiffs leave to replead certain matters. On August 17, 2007, plaintiffs filed a petition for certiorari by the Puerto Rico Supreme Court, which was opposed on August 27, 2007. On October 16, 2007, the plaintiffs filed an Urgent Motion for acceptance of their petition for certiorari in light of the allegations of improper political contributions made with the Corporation’s funds by the Corporation’s former CEO, Miguel Vázquez-Deynes, while in office. The Corporation does not believe that the alleged activity referenced by Mr. Vázquez-Deynes relates to the claims asserted in this case by plaintiffs or to legal issues presented in the petition for certiorari. We opposed the Urgent Motion on October 30, 2007. The plaintiffs petition for certiorari was denied by the Puerto Rico Supreme Court on November 9, 2007.
Thomas Litigation
On May 22, 2003, a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all others similarly situated and the Connecticut State Medical Society against the Blue Cross Blue Shield Association (BCBSA) and substantially all of the other Blue Cross and Blue Shield plans in the United States, including TSI. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.
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
Management believes that TSI was brought to this litigation for the sole reason of being associated with the BCBSA. However, on June 18, 2004 the plaintiffs moved to amend the complaint to include the Colegio de Médicos y Cirujanos de Puerto Rico (a compulsory association grouping all physicians in Puerto Rico), Marissel Velázquez, M.D., President of the Colegio de Médicos y Cirujanos de Puerto Rico, and Andrés Meléndez, M.D., as plaintiffs against our managed care subsidiary. Later Marissel Velázquez, M.D. voluntarily dismissed her complaint against TSI.
TSI, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act.
The parties have been ordered to engage in mediation by the District Court, and twenty four plans, including TSI, are actively participating in the mediation efforts. The mediation resulted in the creation of a Settlement Agreement that was filed with the Court on April 27, 2007, and on May 31, 2007, the District Court preliminarily approved the Settlement Agreement. The Corporation has recorded an accrual for the estimated settlement, which is included within the accounts payable and accrued liabilities in the accompanying unaudited consolidated financial statements. A final approval hearing for the Settlement Agreement has been set for November 14, 2007.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2007
(Dollar amounts in thousands, except per share data)
(Unaudited)
Lens Litigation
On October 23, 2007, Ivonne Houellemont, Ivonne M. Lens and Antonio A. Lens, heirs of Dr. Antonio Lens-Aresti, a former shareholder of TSI, filed a suit against TSI in the Court of First Instance for San Juan, Superior Section. The plaintiffs are seeking the return of 16 shares (prior to giving effect to the 3,000-for-one stock split) that were redeemed in 1996, a year after the death of Dr. Lens-Aresti, or compensation in the amount of $40,000 per share which they allege is a share’s present value, alleging that they were fraudulently induced to submit the shares for redemption in 1996. At the time of Dr. Lens-Aresti’s death, the bylaws of TSI would not have permitted the plaintiffs to inherit Dr. Lens-Aresti’s shares, as those bylaws provided that in the event of a shareholder’s death, shares could be redeemed at the price originally paid for them or could be transferred only to an heir who was either a doctor or dentist. The plaintiffs’ complaint also states that they purport to represent as a class all heirs of the TSI’s former shareholders whose shares were redeemed upon such shareholders’ deaths. On October 31, 2007, the Corporation filed a motion to dismiss the claims as barred by the applicable statute of limitations.
Colón Litigation
On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSI predecessor stock, filed suit against TSI and the Commissioner of Insurance in the Court of First Instance for San Juan, Superior Section. Mr. Colón-Dueño owned one share of TSI predecessor stock that was redeemed in 1999 for its original purchase price pursuant to an order issued by the Commissioner of Insurance requiring the redemption of a total of 1,582 shares that had been previously sold by the company. The Company appealed this Commissioner of Insurance's order to the Puerto Rico Court of Appeals, which upheld that order by decision dated March 31, 2000. The plaintiff requests that the court direct TSI to return his share of stock and pay damages in excess of $500,000 and attorney's fees. TSI believes that this claim is meritless, as the validity of the share repurchase was decided by the Court of Appeals in 2000, and plans to vigorously contest this matter.
Puerto Rico Center for Municipal Revenue Collection
On March 1, 2006 and March 3, 2006, respectively, the Puerto Rico Center for Municipal Revenue Collection (CRIM) imposed a real property tax assessment of approximately $1.3 million and a personal property tax assessment of approximately $4.0 million upon TSI for the fiscal years 1992-1993 through 2002-2003, during which time TSI qualified as a tax-exempt entity under Puerto Rico law pursuant to rulings issued by the Puerto Rico tax authorities. In imposing the tax assessments, CRIM contends that because a for-profit corporation, such as TSI, is not entitled to such an exemption, the rulings recognizing the tax exemption that were issued should be revoked on a retroactive basis and property taxes should be applied to TSI for the period when it was exempt. On March 28, 2006 and March 29, 2006, respectively, TSI challenged the real and personal property tax assessments in the Court of First Instance for San Juan, Superior Section. On October 29, 2007, the Court entered summary judgment for CRIM affirming the real property tax assessment of approximately $1.3 million. TSI will file a motion for reconsideration of the Court’s summary judgment decision on November 14, 2007. The Court has not issued a decision with respect to the personal property tax assessment. Management believes that these municipal tax assessments are improper and currently expects to prevail in this litigation.
Puerto Rico House of Representatives Investigation
On October 25, 2007, the House of Representatives of the Legislative Assembly (the "House") of the Commonwealth of Puerto Rico approved a resolution ordering the House's Committee on Health to investigate TSI, our managed care subsidiary. The resolution states that TSI originally intended to operate as a not-for-profit entity in order to provide low-cost health insurance and improve the health services offered by certain government agencies. The resolution orders the Committee to investigate the effects of TSI's alleged failure to provide low-cost health insurance, among other obligations, and requires the Committee to prepare and submit a report to the House detailing its findings, conclusions and recommendations on or prior to sixty (60) days from the approval of the resolution. The Committee may refer any finding of wrongdoing to the Secretary of Justice of the Commonwealth for further investigation. We believe that TSI and its predecessor managed care companies have complied with such obligations in all material respects, but cannot predict the outcome of the proposed investigation and are currently unable to ascertain the impact these matters may have on our business, if any.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting our financial condition and results of operations for the three months and nine months ended September 30, 2007. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2006.
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
Overview
We are the largest managed care company in Puerto Rico in terms of membership and have over 45 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the Commercial, Reform and Medicare Advantage (including the Part D stand-alone prescription drug plan (PDP)) markets. The Reform program is a Puerto Rico government-funded managed care program for the medically indigent population, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico, serve approximately one million members across all regions of Puerto Rico and hold a leading market position covering approximately 25% of the population. For the nine months ended September 30, 2007, our managed care segment represented approximately 87.9% of our total consolidated premiums earned, net and approximately 68.9% of our operating income. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 15% (in terms of premiums written) as of December 31, 2006. Our property and casualty segment had a market share of approximately 9% (in terms of direct premiums) as of December 31, 2006.
We participate in the managed care market through our subsidiary, Triple-S, Inc. (TSI). Our managed care subsidiary is a Blue Cross and Blue Shield Association (BCBSA) licensee, which provides us with exclusive use of the Blue Shield brand in Puerto Rico. We offer products to the Commercial, Reform and Medicare Advantage (including PDP) market sectors. The Commercial sector includes corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.
We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc., which resulted from the merger of our former subsidiary Seguros de Vida Triple-S, Inc. (SVTS) into Great American Life Assurance Company of Puerto Rico (GA Life) and in the property and casualty insurance market through our subsidiary, Seguros Triple-S, Inc. (STS), which represented approximately 6.1% and 6.3%, respectively, of our consolidated premiums earned, net for the nine months ended September 30, 2007 and 14.5% and 11.2%, respectively, of our operating income for that period.
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
Recent Developments
Healthcare Reform Contracts
In June 2007, we renewed the contracts to serve the North and Southwest regions for a twelve-month period ending June 30, 2008.
Recent Accounting Standards
For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Managed Care Membership

	As of September 30,
	2007	2006

Managed care enrollment:
Commercial [1]	576,600	589,785
Reform [2]	352,722	554,996
Medicare Advantage	48,291	44,425

Total	977,613	1,189,206

Managed care enrollment by funding arrangement:
Fully-insured	816,068	1,032,083
Self-insured	161,545	157,123
Total	977,613	1,189,206

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

(2)	Enrollment as of September 30, 2006 includes 198,301 members of the Metro-North region. The contract for this region was not renewed effective November 1, 2006.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2007	2006	2007	2006

Revenues:
Premiums earned, net	$375.8	390.4	$1,101.6	1,158.6
Administrative service fees	3.9	3.7	11.0	10.4
Net investment income	11.2	10.5	33.4	31.3

Total operating revenues	390.9	404.6	1,146.0	1,200.3
Net realized investment gains	1.2	0.4	6.2	1.3
Net unrealized gain (loss) on trading securities	0.6	3.4	(0.8)	3.7
Other income (expense), net	(0.5)	1.3	1.8	1.2

Total revenues	392.2	409.7	1,153.2	1,206.5

Benefits and expenses:
Claims incurred	310.0	317.4	915.4	974.3
Operating expenses	58.0	55.8	173.4	170.5

Total operating expenses	368.0	373.2	1,088.8	1,144.8
Interest expense	3.9	4.5	11.9	12.4

Total benefits and expenses	371.9	377.7	1,100.7	1,157.2

Income before taxes	20.3	32.0	52.5	49.3
Income tax expense	4.8	7.2	11.7	10.5

Net income	$15.5	24.8	$40.8	38.8

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Operating Revenues
Consolidated premiums earned, net and administrative service fees decreased by $14.4 million, or 3.7%, to $379.7 million during the three months ended September 30, 2007 compared to the three months ended September 30, 2006. The decrease was primarily due to a decrease in the premiums earned, net in our managed care segment, principally due to the decreased volume of the Reform business after the termination of the contract for the Metro-North region, offset in part by the growth of our Medicare Advantage business.
Net Unrealized Gain (Loss) on Trading Securities and Other Income(Expense), Net
The combined balance of our consolidated net unrealized gain on trading securities and other income, net decreased by $4.6 million, to a gain of $0.1 million during the three months ended September 30, 2007. The decrease is principally due to a decrease in the unrealized gain on trading securities and the derivative component of our investment in structured notes due to market fluctuations. The change in the fair value of the derivative component of these structured notes is included within other income, net.
Claims Incurred
Consolidated claims incurred during the three months ended September 30, 2007 decreased by $7.4 million, or 2.3%, to $310.0 million when compared to the claims incurred during the three months ended September 30, 2006. This decrease is principally due to decreased claims in the managed care segment as a result of the decreased volume of the Reform business due to the termination of the contract for the Metro-North region, net of increased enrollment in the Medicare Advantage business. The consolidated loss ratio increased by 1.2 percentage points to

82.5%, primarily due to favorable reserve developments in the Medicare Advantage claims reserve during the 2006 period and to higher utilization trends in the Reform business during the 2007 period.
Operating Expenses
Consolidated operating expenses during the three months ended September 30, 2007 increased by $2.2 million, or 3.9%, to $58.0 million as compared to the operating expenses during the 2006 period. This increase is primarily attributed to normal increases in payroll and payroll related expenses, an increase in net commission expense, as well as an increase in professional services expenses (mainly legal expenses). These increases are offset in part by the decrease in the operating expenses for the Reform business resulting from the reduction in volume of this business. The consolidated operating expense ratio increased by 1.1 percentage points during the 2007 period mainly due to the aforementioned reduction in volume.
Income Tax Expense
The consolidated effective tax rate increased by 1.1 percentage points, from 22.5% in 2006 to 23.6% in 2007, primarily due to a higher taxable income in 2007 from our managed care segment, which has a higher effective tax rate than our other segments.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Operating Revenues
Consolidated premiums earned, net and administrative service fees decreased by $56.4 million, or 4.8%, to $1,112.6 million during the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The decrease was primarily due to a decrease in the premiums earned, net in our managed care segment, principally due to the decreased volume of the Reform business after the termination of the contract for the Metro-North region, offset in part by the growth of our Medicare Advantage business and the increases in premium rates of the Reform business during 2007.
Consolidated net investment income increased by $2.1 million, or 6.7%, to $33.4 million during the nine months ended September 30, 2007. This increase is primarily the result of an increase of $1.1 million attributed to a higher yield in 2007 and a higher balance of invested assets and the acquisition of GA Life effective January 31, 2006. Net investment income earned by GA Life during the month of January 2006 amounted to $1.0 million, which is not included in our consolidated financial statements.
Net Realized Investment Gains
Consolidated net realized investment gains increased by $4.9 million to $6.2 million during the nine months ended September 30, 2007. This increase is primarily the result of higher sales in 2007 of investments, particularly in trading securities, in order to keep the portfolio within our established targets in each investment sector.
Net Unrealized (Loss) Gain on Trading Securities and Other Income (Expense), Net
The combined balance of our consolidated net unrealized gain (loss) on trading securities and other income, net decreased by $3.9 million, to a gain of $1.0 million during the nine months ended September 30, 2007. The decrease is primarily the net result of an increase in the fair value of the derivative component of our investment in structured notes linked to foreign stock indexes, offset in part by the unrealized loss on the trading portfolio. This unrealized loss on trading securities is due to the sale of one equity portfolio which had a net unrealized gain at the time of sale. This sale has the effect of eliminating the unrealized gain that was offsetting unrealized losses in our trading portfolio.
Claims Incurred
Consolidated claims incurred during the nine months ended September 30, 2007 decreased by $58.9 million, or 6.0%, to $915.4 million when compared to the claims incurred during the nine months ended September 30, 2006. This decrease is principally due to decreased claims in the managed care segment as a result of the decreased volume of the Reform business due to the termination of the contract for the Metro-North region, net of increased enrollment in the Medicare Advantage business. The consolidated loss ratio decreased by 1.0 percentage points, to 83.1% in the 2007 period. The lower loss ratio is mainly the result of an overall increase in premium rates and a change in the mix of business. During the nine months ended September 30, 2007, the weight in the mix of business of the managed care segment corresponding to the Reform business decreased as a result of the termination of the contract for the Metro-North area. The Reform business has a higher loss ratio than other businesses within this segment. On the other hand, the Medicare Advantage business, which has a lower loss ratio than other businesses within the managed care segment, has a higher weight in the mix of business in the 2007 period.
Operating Expenses
Consolidated operating expenses during the nine months ended September 30, 2007 increased by $2.9 million, or 1.7%, to $173.4 million as compared to operating expenses during the 2006 period. This increase is primarily attributed to increases in professional services expense (mainly legal expenses), normal increases in payroll and payroll related expense, as well as higher technology related costs due to the new systems initiative of our managed care subsidiary. This increase is offset in part by the decrease in the operating expenses for the Reform business resulting from the reduction in volume of this business. The consolidated operating expense ratio increased by 1.0 percentage points during the 2007 period mainly due to fixed expenses not affected by a reduction in volume.
Income Tax Expense
The consolidated effective tax rate increased by 1.0 percentage points, from 21.3% in 2006 to 22.3% in 2007, primarily due to a higher taxable income in 2007 from our managed care segment, which has a higher effective tax rate than our other segments.

Managed Care Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2007	2006	2007	2006

Medical operating revenues:
Medical premiums earned, net:
Commercial	$177.8	180.2	$538.7	540.7
Reform	85.4	118.9	243.8	366.7
Medicare Advantage	67.9	48.3	185.7	123.2

Medical premiums earned, net	331.1	347.4	968.2	1,030.6
Administrative service fees	4.5	4.3	13.5	12.4
Net investment income	4.8	4.8	14.3	13.9

Total medical operating revenues	340.4	356.5	996.0	1,056.9

Medical operating costs:
Medical claims incurred	287.6	295.6	848.9	909.4
Medical operating expenses	35.3	38.5	107.7	114.3

Total medical operating costs	322.9	334.1	956.6	1,023.7

Medical operating income	$17.5	22.4	$39.4	33.2

Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,242,254	1,304,711	3,743,350	3,995,526
Self-funded	483,459	469,318	1,447,287	1,387,341

Total commercial member months	1,725,713	1,774,029	5,190,637	5,382,867
Reform	1,066,016	1,673,229	3,199,546	5,211,533
Medicare Advantage	142,831	132,209	407,675	327,289

Total member months	2,934,560	3,579,467	8,797,858	10,921,689

Medical loss ratio	86.9%	85.1%	87.7%	88.2%
Operating expense ratio	10.5%	10.9%	11.0%	11.0%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Medical Operating Revenues
Medical premiums earned for the three months ended September 30, 2007 decreased by $16.3 million, or 4.7%, to $331.1 million when compared to the medical premiums earned during the three months ended September 30, 2006, principally as a result of the following:
•	Medical premiums earned in the Reform business decreased by $33.5 million, or 28.2%, to $85.4 million during the 2007 period. This fluctuation is due to a decrease in member months enrollment in the Reform business by 607,213, or 36.3%, mainly as the result of the termination of the contract for the Metro-North region effective November 1, 2006. The member months enrollment of the Metro-North region was 598,765 during the three months ended September 30, 2006. The effect of this decrease in membership was mitigated by an increase in premium rates of approximately 8.7% effective July 1, 2007 and an increase of approximately 6.7% effective November 1, 2006.

•	Medical premiums generated by the Commercial business decreased by $2.4 million, or 1.3%, to $177.8 million during the three months ended September 30, 2007. This fluctuation is primarily the result of a decrease in member months enrollment of 62,457, or 4.8%, partially offset by an increase in average premium rates of 3.6%.

•	Medical premiums generated by the Medicare Advantage business increased during the three months ended September 30, 2007 by $19.6 million, or 40.6%, to $67.9 million, primarily due to an increase in member months enrollment of 10,622, or 8.0%. The increase in member months is the net result of an increase of 30,391, or 38.7%, in the membership of our Medicare Advantage products and a decrease of 19,769, or 36.8%, in the membership of our PDP product. We expect that Medicare Advantage enrollment will continue to experience growth, but a slower pace than in prior periods. In addition, during this period the segment received a higher than expected retroactive payment of $2.5 million from the Centers for Medicare and Medicaid Services (CMS) corresponding to premiums for active members during the first two quarters of 2007.
Medical Claims Incurred
Medical claims incurred during the three months ended September 30, 2007 decreased by $8.0 million, or 2.7%, to $287.6 million when compared to the three months ended September 30. 2006. The decrease in medical claims incurred is mostly related to the medical claims incurred of the Reform business, which decreased by $27.6 million due to its decreased enrollment, offset in part by a combined increase of $23.4 million in the medical claims incurred of the Medicare Advantage and PDP businesses due to an increase in members. The medical loss ratio increased by 1.8 percentage points during the 2007 period, to 86.9%, primarily due to favorable reserve developments in the Medicare Advantage claims reserve during the 2006 period and to higher utilization trends in the Reform business during the 2007 period.
Medical Operating Expenses
Medical operating expenses for the three months ended September 30, 2007 decreased by $3.2 million, or 8.3%, to $35.3 million when compared to the three months ended September 30, 2006. This decrease is primarily attributed to the decrease in the direct costs of the Reform business due to its reduction in volume. The segment’s operating expense ratio decreased by 0.4 percentage points in the 2007 period.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Medical Operating Revenues
Medical premiums earned for the nine months ended September 30, 2007 decreased by $62.4 million, or 6.1%, to $968.2 million when compared to the medical premiums earned during the nine months ended September 30, 2006, principally as a result of the following:
•	Medical premiums earned in the Reform business decreased by $122.9 million, or 33.5%, to $243.8 million during the 2007 period. This fluctuation is due to a decrease in member months enrollment in the Reform business by 2,011,987, or 38.6%, mainly as the result of the termination of the contract for the Metro-North region, the tightening of membership restrictions by the Puerto Rico government, and the shift in membership of dual eligibles to Medicare Advantage policies offered by us and our competitors. The member months enrollment of the Metro-North region was 1,841,815 during the nine months ended September 30, 2006. The effect of this decrease in membership was mitigated by an increase in premium rates, effective July 1, 2007, of approximately 8.7% and a retroactive increase in rates of approximately 6.7% effective November 1, 2006.

•	Medical premiums generated by the Commercial business decreased by $2.0 million, or 0.4%, to $538.7 million during the 2007 period. This decrease is primarily the result of a decrease in member months enrollment of 252,176, or 6.3%, partially offset by an increase in average premium rates of 6.3%.

•	Medical premiums generated by the Medicare Advantage business increased during the nine months ended September 30, 2007 by $62.5 million, or 50.7%, to $185.7 million, primarily due to an increase in member months enrollment of 80,386, or 24.6%. The increase in member months is the net result of an increase of 110,540, or 57.2%, in the membership of our Medicare Advantage products and a decrease of 30,154, or 22.5%, in the membership of our PDP product. We expect that Medicare Advantage enrollment will continue to experience growth, but a slower pace than in prior periods. In addition, the segment recognized an additional premium adjustment of $3.2 million related to the 2006 risk scores review performed by CMS.
Administrative service fees increased by $1.1 million, or 8.9%, to $13.5 million during the 2007 period due to an increase in member months enrollment of self-funded arrangements of 59,946, or 4.3% and to a shift of several self-funded groups to arrangements where the administrative service fee is based on contracts instead of claims paid.
Medical Claims Incurred
Medical claims incurred during the nine months ended September 30, 2007 decreased by $60.5 million, or 6.7%, to $848.9 million when compared to the nine months ended September 30, 2006. The decrease in medical claims incurred is mostly related to the medical claims incurred of the Reform business, which decreased by $112.3 million due to its decreased enrollment, partially offset by a combined increase of $53.4 million in the medical claims incurred of the Medicare Advantage and PDP businesses due to an increase in members. The medical loss ratio decreased by 0.5 percentage points during the 2007 period, to 87.7%, primarily due to an overall increase in premium rates and a change in the mix of business of the segment. During the nine months ended September 30, 2007 the weight in the mix of business corresponding to the Reform business decreased as a result of the termination of the contract for the Metro-North area. The Reform business has a higher medical loss ratio than other businesses within the segment. On the other hand, the Medicare Advantage business, which has a lower medical loss ratio than other businesses, has a higher weight in the mix of business in the 2007 period.
Medical Operating Expenses
Medical operating expenses for the nine months ended September 30, 2007 decreased by $6.6 million, or 5.8%, to $107.7 million when compared to the nine months ended September 30, 2006. This decrease is primarily attributed to the decrease in the direct costs of the Reform business due to its reduction in volume. The segment’s operating expense ratio remained the same as the prior period at approximately 11%.
Life Insurance Operating Results
On January 31, 2006 we completed the acquisition of GA Life. The results of operations of GA Life are included in this table for the period following the effective date of the acquisition.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2007	2006	2007	2006

Operating revenues:
Premiums earned, net:
Premiums earned	$24.1	24.3	$73.5	67.2
Premiums earned ceded	(2.1)	(2.2)	(6.6)	(7.1)
Assumed premiums earned	—	—	—	4.4

Net premiums earned	22.0	22.1	66.9	64.5
Commission income on reinsuarance	0.1	(0.1)	0.2	0.1

Premiums earned, net	22.1	22.0	67.1	64.6
Net investment income	3.7	3.3	11.1	10.1

Total operating revenues	25.8	25.3	78.2	74.7

Operating costs:
Policy benefits and claims incurred	11.1	11.2	34.4	32.4
Underwriting and other expenses	12.1	11.0	35.5	33.3

Total operating costs	23.2	22.2	69.9	65.7

Operating income	$2.6	3.1	$8.3	9.0

Additional data:
Loss ratio	50.2%	50.9%	51.3%	50.2%
Operating expense ratio	54.8%	50.0%	52.9%	51.5%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Operating Revenues
Premiums earned for the segment decreased by $0.2 million, or 0.8%, to $24.1 million during the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. This decrease was primarily the result of a decrease in the premiums generated by the group disability and life insurance businesses. This decrease was offset in part by an increase in sales of individual life policies.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the three months ended September 30, 2007 decreased by $0.1 million, or 0.9%, to $11.1 million in the 2007 period when compared to the 2006 period. This decrease is primarily the result of decreases in benefits corresponding to the individual life and group disability businesses, partially offset by increases in the benefits of the group life and cancer businesses during the 2007 period. This resulted in a 0.7 percentage points decrease in the loss ratio, from 50.9% in 2006 to 50.2% in 2007.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $1.1 million, or 10.0%, during the three months ended September 30, 2007 primarily as a result of a higher allocation of corporate operating expenses due to the changes in volume within the group, a decrease in net commission expenses and a lower amortization of deferred policy acquisition costs and value of business acquired.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Operating Revenues
Premiums earned for the segment increased by $6.3 million, or 9.4%, to $73.5 million during the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, principally reflecting the acquisition of GA Life effective January 31, 2006. Premiums earned by GA Life during the month of January 2006 were $6.6 million, which are not reflected in our consolidated financial statements. Eliminating the effect of GA Life’s premiums for the month of January 2006, the premiums earned in the segment decreased by $0.3 million. During the nine months ended September 30, 2007 the premiums generated by the segment’s group disability and group life businesses decreased by $1.6 million and $0.8 million, respectively, offset in part by an increase in the individual life and cancer businesses of $1.6 million and $0.5 million, respectively.
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
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the nine months ended September 30, 2007 increased by $2.0 million, or 6.2%, to $34.4 million in the 2007 period when compared to the 2006 period, principally reflecting the acquisition of GA Life effective January 31, 2006. Policy benefits and claims incurred by GA Life during the month of January 2006, net of the effect of the coinsurance agreement, were $1.0 million. Eliminating the effect of GA Life’s policy benefits and claims incurred for the month of January 2006, this segment presented an increase of $1.0 million. This increase is primarily driven by increases in the benefits of the cancer and group life business of $1.5 million and $1.0 million, respectively, and to an increase in policy surrenders of $0.7 million. These increases were partially offset by decreases in the benefits of the group disability and individual life businesses of $1.0 million in each business. The segment’s loss ratio increased by 1.1 percentage points, from 50.2% in 2006 to 51.3% in 2007, principally as a result of the inclusion of nine months of GA Life benefits and claims incurred in the 2007 period and a higher loss ratio in the cancer business.

Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $2.2 million, or 6.6%, during the nine months ended September 30, 2007. Considering the effect of underwriting and other expenses of $1.7 million incurred by GA Life during the month of January 2006, net of the effect of the coinsurance agreement, the underwriting and other expenses of the segment increased $0.5 million. This is mostly related to a higher allocation of corporate operating expenses.
Property and Casualty Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2007	2006	2007	2006

Operating revenues:
Premiums earned, net:
Premiums written	$39.1	41.5	117.3	112.6
Premiums ceded	(17.0)	(17.4)	(50.3)	(46.7)
Change in unearned premiums	1.5	(2.1)	2.3	0.2

Premiums earned, net	23.6	22.0	69.3	66.1
Net investment income	2.5	2.3	7.6	7.0

Total operating revenues	26.1	24.3	76.9	73.1

Operating costs:
Claims incurred	11.4	10.6	32.1	32.5
Underwriting and other expenses	13.3	10.0	38.4	32.7

Total operating costs	24.7	20.6	70.5	65.2

Operating income	$1.4	3.7	6.4	7.9

Additional data:
Loss ratio	48.3%	48.2%	46.3%	49.2%
Operating expense ratio	56.4%	45.5%	55.4%	49.5%
Combined ratio	104.7%	93.7%	101.7%	98.7%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
Operating Revenues
Total premiums written during the three months ended September 30, 2007 decreased by $2.4 million, or 5.8%, to $39.1 million, principally as a result of a decrease in volume in the commercial multi-peril business.
The change in unearned premiums for the three months ended September 30, 2007 increased by $3.6 million, to $1.5 million, primarily as the result of the segment’s lower volume of business during the period, which caused an increase in the net amortization of unearned premiums.
Claims Incurred
Claims incurred during the three months ended September 30, 2007 increased by $0.8 million, or 7.5%, to $11.4 million. The loss ratio increased by 0.1 percentage points, to 48.3% during the three months ended September 30, 2007.
Underwriting and Other Expenses
Underwriting and other operating expenses for the three months ended September 30, 2007 increased by $3.3 million, or 33.0%, to $13.3 million. The operating expense ratio increased by 10.9 percentage points during the same period, to 56.4% in 2007. This increase is primarily due to increases in net commissions, provision for a possible contingency, payroll and payroll related costs, and depreciation expense, including the depreciation and amortization expense related to the segment’s investment in technology. In addition, the segment has experienced increases in the allocation of corporate operating expenses.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
Operating Revenues
Total premiums written during the nine months ended September 30, 2007 increased by $4.7 million, or 4.2%, to $117.3 million, principally as a result of an increase in the commercial multi-peril and auto lines of business.
Premiums ceded to reinsurers increased by $3.6 million, or 7.7%, to $50.3 million during 2007. The ratio of premiums ceded to premiums written increased by 1.4 percentage points, from 41.5% in 2006 to 42.9% in 2007, primarily as the result of higher costs of non-proportional reinsurance treaties and to the increase in the volume of business of the segment in lines of business that have reinsurance.
The increase in the change in unearned premiums of $2.1 million, to $2.3 million, during the nine months ended September 30, 2007 is principally the result of the segment’s lower volume of business during the last three months of the nine-month period ended September 30, 2007, which caused an increase in the amortization of unearned premiums.
Claims Incurred
Claims incurred during the nine months ended September 30, 2007 decreased by $0.4 million, or 1.2%, to $32.1 million. The loss ratio decreased by 2.9 percentage points during this period, to 46.3% in the 2007 period, primarily as a result of the segment’s adherence to underwriting guidelines and enhancements to the claims handling process, which included hiring additional in-house claim adjusters. These efforts have resulted in improved loss ratios in the commercial multi-peril, general liability, auto liability and commercial auto physical damage lines of business.
Underwriting and Other Expenses
Underwriting and other operating expenses for the nine months ended September 30, 2007 increased by $5.7 million, or 17.4%, to $38.4 million. The operating expense ratio increased by 5.9 percentage points during the same period, to 55.4% in 2007. This increase is primarily due to increases in net commission expense, payroll and payroll related expenses, and in provision for a possible contingency. The segment has also experienced an increase in its depreciation expense, including the depreciation and amortization expense related to the segment’s investment in technology, and in the allocation of corporate operating expenses.

Liquidity and Capital Resources
Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended
	September 30,
(Dollar amounts in millions)	2007	2006

Sources of cash:
Cash provided by operating activities	$51.5	51.1
Proceeds from long-term borrowings	—	35.0
Proceeds from short-term borrowings	43.6	117.8
Proceeds from policyholder deposits	5.1	4.4
Other	17.4	0.4

Total sources of cash	117.6	208.7

Uses of cash:
Net purchases of investment securities	(33.3)	(18.8)
Acquisition of GA Life, net of cash aquired	—	(27.8)
Capital expenditures	(6.3)	(9.5)
Dividends	(2.4)	(6.2)
Payments of long-term borrowings	(11.7)	(2.1)
Net payments of short-term borrowings	(43.6)	(119.5)
Net surrenders of policyholder deposits	(5.6)	(10.2)
Other	(0.3)	(0.5)

Total uses of cash	(103.2)	(194.6)

Net increase in cash and cash equivalents	$14.4	14.1

Cash flows from operating activities increased by $0.4 million, or 0.8%, to $51.5 million for the nine months ended September 30, 2007, principally due to the net effect of a reduction in cash paid to suppliers and employees of $7.5 million, a reduction in claims paid of $48.0 million and a reduction in premiums collected of $55.0 million, that is mainly attributed to the termination of the contract for the Metro-North region of our Managed Care segment. In addition, in the 2007 period there was an increase of $21.7 million in the amount of income taxes paid that is the result of the higher taxable income in 2007 of our managed care subsidiary, which has a higher effective tax rate than the other segments. These decreases are offset in part by an increase of $19.6 million in net proceeds received from trading securities.
Proceeds from long-term borrowings during 2006 amounted to $35.0 million as a result of the issuance and sale of our 6.7% senior unsecured notes during the first quarter of 2006. These proceeds were used for the acquisition of GA Life.
The increase in the other sources of cash of $17.0 million is principally the result of a higher balance in outstanding checks over bank balance in the 2007 period.
Net purchases of investment securities increased by $14.5 million during the 2007 period, primarily as the result of purchases of investments classified as available-for-sale securities with the net proceeds obtained from trading securities.
On January 31, 2006, we acquired GA Life at a cost of $27.8 million, net of $10.4 million of cash acquired.
Capital expenditures decreased by $3.2 million mainly as the result of the completion of the renovation of a building adjacent to our corporate headquarters which was completed during the last quarter of 2006. In addition, our property and casualty insurance segment acquired new hardware and software as part of its new insurance application during 2006.
In March 2007, we declared and paid dividends to our stockholders amounting to $2.4 million.

We repaid upon its maturity on August 1, 2007 the outstanding balance of $10.5 million of one of our secured term loans.
Financing and Financing Capacity
We have several short-term facilities available to meet our liquidity needs. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of September 30, 2007, we had $53.0 million of available credit under these facilities. There were no outstanding short-term borrowings under these facilities as of September 30, 2007 and December 31, 2006.
As of September 30, 2007, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).
•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).
•	On September 30, 2004, we issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes).
The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain covenants. At September 30, 2007, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
In addition, as of September 30, 2007 we are a party to a secured term loan with a commercial bank, FirstBank Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million. As of September 30, 2007, this secured loan had an outstanding balance of $26.4 million and average annual interest rates of 6.4%.
This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of September 30, 2007, we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loan’s outstanding balance.
We have an interest rate swap agreement, which changes the variable rate of the credit agreement and fixes the rate at 4.72%. We continually monitor existing and alternative financing sources to support our capital and liquidity needs.
We were also a party to another secured loan, which outstanding balance of $10.5 million was repaid upon its maturity on August 1, 2007. The average annual interest rate of this second secured loan was 6.7%.
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

Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007. There were no significant changes in the our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.
Part II — Other Information
Item 1. Legal Proceedings
For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.
Item IA. Risk Factors
The following risk factors contain updated information from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31. 2006.
Certain of our current and former providers may bring materially dilutive claims against us.
Beginning with our founding in 1959 and until 1994, we encouraged, and at times required, the doctors and dentists that comprised our provider network to acquire our shares. Between approximately 1985 and 1994, our predecessor managed care subsidiary, Seguros de Servicios de Salud de Puerto Rico, Inc. (SSS), generally entered into an agreement with each new physician or dentist who joined our provider network to sell the provider shares of SSS at a future date (each agreement, a share acquisition agreement). These share acquisition agreements were necessary because there were not enough authorized shares of SSS available during this period and afterwards for issuance to all new providers. Each share acquisition agreement committed SSS to sell, and each new provider to purchase, five $40-par-value shares of SSS at $40 per share after SSS had increased its authorized share capital in compliance with the Puerto Rico Insurance Code and was in a position to issue new shares. Despite repeated efforts in the 1990s, SSS was not successful in obtaining shareholder approval to increase its share capital, other than in connection with our reorganization in 1999, when SSS was merged into a newly-formed entity, TSI, having authorized capital of 25,000 $40-par-value shares, or twice the number of authorized shares of SSS. SSS’s shareholders and the Commissioner of Insurance did not, however, authorize the issuance of the newly formed entity’s shares to providers or any other third party. In addition, subsequent to the reorganization, our shareholders did not approve attempts to increase our share capital in 2002 and 2003.
Notwithstanding the fact that TSI and its predecessor, SSS, were never in a position to issue new shares to providers as contemplated by the share acquisition agreements because shareholder approval for such issuance was never obtained, and the fact that SSS on several occasions in the 1990s offered providers the opportunity to purchase shares of its treasury stock and such offers were accepted by very few providers, providers who entered into share acquisition agreements may claim that the share acquisition agreements entitle them to acquire our or TSI’s shares at a subscription price equivalent to that provided for in the share acquisition agreements. SSS entered into share acquisition agreements with approximately 3,000 providers, the substantial majority of whom never came to own shares of SSS. Such share acquisition agreements provide for the purchase and sale of approximately 15,000 shares of SSS. If we or TSI were required to issue a significant number of shares in respect of these agreements, the interest of our existing shareholders would be substantially diluted. As of the date of this quarterly report, only one judicial claim to enforce any of these agreements has been commenced. Additionally, we have received inquiries with respect to over 600 shares under share acquisition agreements. The share numbers set forth in this paragraph reflect the number of SSS shares provided for in the share acquisition agreements. Those agreements do not include anti-dilution protections and we do not believe that the amounts of any claims under the agreements with SSS should be multiplied to reflect our 3,000-for-one stock split. We cannot provide assurances, however, that claimants will not successfully seek to increase the size of their claims by reference to the stock split.

We have been advised by our Puerto Rico counsel that, on the basis of a reasoned analysis, while the matter is not free from doubt and there are no applicable controlling precedents, we should prevail in any litigation of these claims because, among other defenses, the condition precedent to SSS’s obligations under the share acquisition agreements never occurred, and any obligation it may, or we may be deemed to, have had under the share acquisition agreements should be understood to have expired prior to our corporate reorganization, which took effect in 1999, although the share acquisition agreements do not expressly provide for any expiration.
We believe that we should prevail in any litigation with respect to these matters; however, we cannot predict the outcome of any such litigation, including with respect to the magnitude of any claims that may be asserted by any plaintiff, and the interests of our shareholders could be materially diluted to the extent that claims under the share acquisition agreements are successful.
Heirs of certain of our former shareholders may bring materially dilutive claims against us.
For much of our history, we and our predecessor entity have restricted the ownership or transferability of our shares, including by reserving to us or our predecessor a right of first refusal with respect to share transfers and by limiting ownership of such shares to physicians and dentists. In addition, we and our predecessor, consistent with the requirements of our and our predecessor’s bylaws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders. Nonetheless, former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“non-medical heirs”) may claim an entitlement to our shares or to damages with respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions. Our records indicate that there may be as many as approximately 450 former shareholders whose non-medical heirs may claim to have inherited up to 10,500,000 shares after giving effect to the 3,000-for-one stock split. As of the date of this quarterly report, one judicial claim seeking the return of or compensation for 16 shares (prior to giving effect to the 3,000-for-one stock split) had been brought by the non-medical heirs of a former shareholder of ours whose shares were repurchased upon his death. These heirs purport to represent as a class all non-medical heirs of deceased shareholders of ours whose shares we repurchased. In addition, we have received inquiries from non-medical heirs with respect to over 600 shares (or 1,800,000 shares after giving effect to the 3,000-for-one stock split).
We believe that we should prevail in litigation with respect to these matters; however, we cannot predict the outcome of any such litigation regarding these non-medical heirs. The interests of our existing shareholders could be materially diluted to the extent that any such claims are successful.
We could be subject to possible regulatory actions in connection with alleged illegal political contributions
Miguel Vázquez-Deynes, who was president and chief executive officer of the Company from January 1990 to April 2002, prior to the time that we became an SEC registrant, stated during a radio interview in October 2007 that he had testified to a federal grand jury to having caused the Company to effect illegal political contributions totaling over $100,000 between 1996 and 2000. Mr. Vázquez-Deynes has stated publicly that the payments in question were made to Puerto Rico public relations firms for the purpose of concealing the fact that they exceeded the amounts permitted by applicable Puerto Rico election laws. Mr. Vázquez-Deynes’ testimony was given in connection with an ongoing investigation by the U.S. Attorney’s Office for the District of Puerto Rico into illegal political contributions in Puerto Rico. The Puerto Rico Legislative Assembly and the Puerto Rico Department of Justice have subsequently launched separate investigations into the matters described by Mr. Vázquez-Deynes. The Company is cooperating fully with all requests made of it in connection with these investigations.
There may be, or could in the future be, other investigations by governmental authorities relating to these matters. The current and any such future investigations could result in actions against us or certain of our current or former employees. These actions could result in fines, penalties, sanctions, injunctions against future conduct, third party litigation or other actions that could have a material adverse effect on our business, financial condition, share price and reputation, including impairing government contracts and adversely affecting our ability to obtain future contracts.
Following the airing of Mr. Vázquez-Deynes’ allegations, the Company’s board of directors hired outside counsel from Clifford Chance US, LLP, a law firm that had no prior relationship with the Company, to conduct an internal investigation into these allegations. The internal investigation is ongoing but substantially advanced. The Company believes that any misconduct was limited to the matters publicly described by Mr. Vázquez-Deynes and isolated to the period when Mr. Vázquez-Deynes was an officer of the Company. Although we cannot predict the outcome of the government investigations described above, management does not currently believe that they will result in actions having a material adverse effect on the Company.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibits		Description

3	(i)	Amendment to Triple-S Management Corporation’s Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-49762).

10.1		Amendment to agreement between Puerto Rico Health Insurance Administration and Triple-S, Inc. for the provision of health insurance coverage to eligible population in the North and South-West regions.

10.2		Agreement between Puerto Rico Health Insurance Administration and Triple-S, Inc. for the provision of health insurance coverage to eligible population in the North and South-West regions, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (File No. 0-49762).

10.3		Blue Shield License and other Agreements with Blue Cross Blue Shield Association, incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (File No. 0-49762).

11		Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and nine months ended September 30, 2007 and 2006 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

12		Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and nine months ended September 30, 2007 and 2006 has been omitted as the detail necessary to determine the computation of the loss ratio, operating expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1		Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2		Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1		Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2		Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.
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

Triple-S Management Corporation Registrant
Date: November 14, 2007	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and Chief Executive Officer

Date: November 14, 2007	By:	/s/ Juan J. Román
Juan J. Román, CPA
Vice President of Finance and Chief Financial Officer