Form 10-K
period 2007-12-31
TRIPLE-S MANAGEMENT CORP
filed 2008-03-13
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

COMMISSION FILE NUMBER 0-49762
Triple-S Management Corporation

Puerto Rico	66-0555678
(STATE OF INCORPORATION)	(I.R.S. ID)
1441 F.D. Roosevelt Avenue, San Juan, PR 00920
(787) 749-4949
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B common stock, $1.00 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $1.00 par value
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES ☑ NO
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) as of June 30, 2007 was approximately $26,709,000. Aggregate market value was determined at par because at that time there was no established public trading market for TSM’s common stock.
As of February 29, 2008, the registrant had 16,042,809 of its Class A common stock outstanding and 16,266,554 of is Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 27, 2008 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Triple-S Management Corporation
FORM 10-K
For The Fiscal Year Ended December 31, 2007

Part I
Item 1. Business.
General Description of Business and Recent Developments
Triple-S Management Corporation (“Triple-S”, “TSM”, the “Company”, the “Corporation”, “we”, “us” or “our”) is the largest managed care company in Puerto Rico, serving approximately one million members across all regions, and holds a leading market position covering approximately 25% of the population. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico and have over 45 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the commercial, Medicare and Puerto Rico Health Reform (similar to Medicaid) (the Reform) markets.
We serve a full range of customer segments, from corporate accounts, federal and local government employees and individuals to Medicare recipients and Reform enrollees, with a wide range of managed care products. We market our managed care products through both an extensive network of independent agents and brokers located throughout Puerto Rico as well as an internal salaried sales force.
We also offer complementary products and services, including life insurance, accident and disability insurance and property and casualty insurance. We are the leading provider of life insurance policies in Puerto Rico.
A substantial amount of the premiums generated by our insurance subsidiaries are from customers within Puerto Rico. In addition, all of our long-lived assets, other than financial instruments, including the deferred policy acquisition costs and value of business acquired and the deferred tax assets, are located within Puerto Rico.
In this Annual Report on Form 10-K, references to “shares” or “common stock” refer collectively to our Class A and Class B common stock, unless the context indicates otherwise. All share and per share amounts in this Annual Report on Form 10-K have been restated to reflect the 3,000-for-one common stock split effected by us on May 1, 2007.
Industry Overview
Managed Care
The managed care industry has experienced significant change in the last decade. An increasing focus on health care costs by employers, the government and consumers has led to the growth of alternatives to traditional indemnity health insurance, such as Health Maintenance Organizations (HMOs) and Preferred Provider Organizations (PPOs), which managed care industry has introduced to attempt to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care to plan members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of certain outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system. In addition, providers may have incentives to achieve certain quality measures or may share medical cost risk. Members or their employers generally pay co-payments, coinsurance and deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization. An HMO plan may also require members to select one of the network primary care physicians to coordinate their care and approve any specialist or other services. The federal government provides hospital and medical insurance benefits to eligible persons aged 65 and over as well as to certain other qualified persons pursuant to the Medicare program, including the Medicare Advantage program. The federal government also offers prescription drug benefits to Medicare eligibles, both as part of the Medicare Advantage program and on a stand-alone basis, pursuant to Medicare Part D (also referred to as PDP stand-alone product). In addition, the government of the Commonwealth of Puerto Rico (the government of Puerto Rico) provides managed care coverage to the medically indigent population of Puerto Rico through the Reform program.
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
The Blue Cross Blue Shield Association (BCBSA) had 39 independent licensees as of December 31, 2007. We are licensed by BCBSA to use both the “Blue Shield” name and mark in Puerto Rico. Most of the BCBSA licensees have the right to use the “Blue Shield” and “Blue Cross” marks in their designated geographic territories. We are not licensed to use the “Blue Cross” mark in Puerto Rico. A different BCBSA licensee has the right to use the “Blue Cross” mark in Puerto Rico. The number of people enrolled in Blue Cross Blue Shield (BCBS) plans has been steadily increasing, from 65.2 million in 1994 to 100.2 million at December 31, 2007 which represents 33.0% of the U.S. population. The Blue Cross Blue Shield plans work cooperatively in a number of ways that create significant market advantages, especially when competing for very large, multi-state employer groups. For example, all Blue Cross Blue Shield plans participate in the BlueCard program, which effectively creates a national “Blue” network. Each plan is able to take advantage of other Blue Cross Blue Shield plans’ broad provider networks and negotiated provider reimbursement rates where a member covered by a policy in one state or territory lives or travels outside of the state or territory in which the policy under which he or she is covered is written. This program is referred to as BlueCard, and is a source of revenue for providing member services in Puerto Rico for individuals who are customers of other BCBS plans and at the same time provide us a significant network in the U.S. BlueCard also provides a significant competitive advantage to us because Puerto Ricans frequently travel to the continental United States.
Life Insurance
Total annual premiums in Puerto Rico in 2006 for the life insurance market approximate $700 million. The main products in the market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities. The main distribution channels are through independent agents. In recent years banks have established general agencies to cross sell many life products, such as term life and credit life.
Property and Casualty Insurance Segment
The total property and casualty market in Puerto Rico in terms of gross premiums written for 2006 was approximately $1.8 billion. Property and casualty insurance companies compete for the same accounts through aggressive pricing, more favorable policy terms and better quality of services. The main lines of business in Puerto Rico are personal and commercial auto, commercial multi peril, fire and allied lines and other general liabilities. Approximately 70% of the market is written by the top six companies in terms of market share, and approximately 80% of the market is written by companies incorporated under the laws of, and which operate principally in, Puerto Rico.
It is estimated that the Puerto Rican property and casualty insurance market has between $80 billion and $90 billion of insured value, while the industry has capital and surplus of approximately $1.4 billion. As a result, the market is highly dependent on reinsurance and some local carriers have diversified their operations outside Puerto Rico, particularly to Florida.
Puerto Rico’s Economy
The economy of Puerto Rico is closely linked to that of the mainland United States, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies and results of the United States. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. During the fiscal year ended June 30, 2006, approximately 83% of Puerto Rico’s exports went to the United States mainland, which was also the source of approximately 51% of Puerto Rico’s imports. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years economic growth in Puerto Rico has lagged behind growth in the United States.
The dominant sectors of the Puerto Rico economy in terms of production and income are manufacturing and services. The manufacturing sector has undergone fundamental changes over the years as a result of increased emphasis on higher wage, high technology industries, such as pharmaceuticals, biotechnology, computers, microprocessors, professional and scientific instruments, and certain high technology machinery and equipment. The services sector, including finance, insurance, real estate, wholesale and retail trade, and tourism, also plays a major role in the economy. It ranks second to manufacturing in contribution to the gross domestic product and leads all sectors in providing employment.
Preliminary figures for fiscal year 2006 show that gross product increased from $53.6 billion (in current dollars) for fiscal 2005 to $56.7 billion (in current dollars) for fiscal 2006. Real gross national product, however, is projected to decline by 1.4% for fiscal year 2007. Personal income, both aggregate and per capita, has increased consistently each fiscal year from 1985 to 2006. In fiscal year 2006, aggregate personal income was $50.9 billion and personal income per capita was $12,997. Personal income, however, is expected to decline by 1.2% in fiscal year 2007. Average total employment increased from 1,253,400 in fiscal 2006 to 1,262,900 for fiscal 2007. The average unemployment rate decreased from 11.7% in fiscal 2006 to 10.4% in fiscal 2007.
Future growth in the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the United States dollar, the level of interest rates and changes to existing tax incentive legislation. The major factors affecting the economy at this point are, among others, the high oil prices, the slowdown of economic activity in the U.S., the continuing economic uncertainty generated by the fiscal crisis affecting the government of Puerto Rico and the effects on economic activity of the implementation of a new sales tax that entered into effect on November 14, 2006. See ‘‘Risk Factors—Risks Relating to Our Business—The geographic concentration of our business in Puerto Rico may subject us to economic downturns in the region’’.
Products and Services
Managed Care
We offer a broad range of managed care products, including HMOs, PPOs, Medicare Supplement, Medicare Advantage and Medicare Part D. Managed care products represented 86.1%, 88.6% and 92.7% of our consolidated premiums earned, net for the years ended December 31, 2007, 2006 and 2005. We design our products to meet the needs and objectives of a wide range of customers, including employers, individuals and government entities. Our customers either contract with us to assume underwriting risk or self-funded underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services. Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members’ access to providers is subject to referral or preauthorization requirements.
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
BlueCard. For our members who purchase our PPO and some of our Medicare Advantage products, we offer the BlueCard program. The BlueCard program offers these members in-network benefits through the networks of the other Blue Cross Blue Shield plans in the United States and certain U.S. territories. In addition, the BlueCard worldwide program provides our PPO members with coverage for medical assistance worldwide. We believe that the national and international coverage provided through this program allows us to compete effectively with large national insurers.
Medicare Supplement. We offer Medicare Supplement products, which provide supplemental coverage for many of the medical expenses that the basic Medicare program does not cover, such as deductibles, coinsurance and specified losses that exceed the Federal program’s maximum benefits.
Prescription Drug Benefit Plans. Every Medicare beneficiary must be given the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government. We are required to offer a Medicare Part D prescription drug plan to our enrollees in every area in which we operate. We offer prescription drug benefits under Medicare Part D pursuant to our Medicare Advantage plans as well as on a stand-alone basis. Our PDP stand-alone product, called FarmaMed, was launched in 2006. In May 2005, we launched the Drug Discount Card for local government employees and individuals. As of December 31, 2007, we had enrolled approximately 18,000 members in the Drug Discount Card program. We plan to continue extending the program to members in group plans without drug coverage during 2008.
Government Services We serve as fiscal intermediary for the Medicare Part B program in Puerto Rico and the U.S. Virgin Islands, for which we receive reimbursement of all direct costs and allocated overhead expenses, based on an approved budget by CMS. This program is subject to change. See “Regulation — Fiscal Intermediary” included in this Item.
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
Life Insurance
We offer a wide variety of life, accident and health and annuity products to all markets in Puerto Rico through our subsidiary Triple-S Vida, Inc. (TSV). Among these are group life and life individual insurance products. Life insurance premiums represented 5.9%, 5.7% and 1.2% of our consolidated premiums earned, net for the years ended December 31, 2007, 2006 and 2005. TSV markets in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer and dreaded diseases, credit and pre-need life products are marketed through independent agents. We are the principal company in Puerto Rico that offers guaranteed issue, funeral and cancer policies directly to people in their homes in the lower and middle income market segments. We also market our group life coverage through our managed care subsidiary’s network of exclusive agents.
Property and Casualty Insurance
We offer a wide range of property and casualty insurance products through our subsidiary Seguros Triple-S, Inc. (STS). Property and casualty insurance premiums represented 6.4%, 5.9% and 6.3% of our consolidated premiums earned, net for the years ended December 31, 2007, 2006 and 2005. Our predominant lines of business are commercial multi-peril, commercial property mono-line policies, auto physical damage, auto liability and dwelling insurance. The segment’s commercial lines target small to medium size accounts. We generate a majority of our dwelling business through our strong relationships with financial institutions. During the year ended December 31, 2007, we generated our premiums in the property and casualty insurance segment primarily from the following lines of business:

Percentage of Total
Segment Revenues for
the Year Ended
December 31, 2007
Line of Business
Commercial multi-peril line of business	43%
Auto business	25
Dwelling and commercial property mono-line businesses	17
Other	15
Due to our geographical location, property and casualty insurance operations in Puerto Rico are subject to natural catastrophic activity, in particular hurricanes and earthquakes. As a result, local insurers, including us, rely on the international reinsurance market. The property and casualty insurance market is affected by the cost of reinsurance, which varies with the catastrophic experience. After 2005, the cost of reinsurance reported increases due to the severe catastrophic losses occurred in that year. The 2006 and 2007 years have been of lower severity on catastrophic events and accordingly, reinsurance rates are lower in 2008.
We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe. Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound. Over 90% of our reinsurers have an A.M. Best rating of ‘‘A-’’ or better, or an equivalent rating from other rating agencies. During the year ended December 31, 2007, 40.5% of the premiums written in the property and casualty insurance segment were ceded to reinsurers. Although these reinsurance arrangements do not relieve us of our direct obligations to our insureds, we believe that the risk of our reinsurers not paying balances due to us is low.
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
Distribution
Managed Care Segment. We rely principally on our internal sales force and a network of independent brokers and agents to market our products. Individual policies and Medicare Advantage products are sold entirely through independent agents who exclusively sell our individual products, and group products are sold through our 70 person internal sales force as well as our approximately 360 independent brokers and agents. We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned. In the Reform sector, those notified by the government of Puerto Rico that they are eligible to participate in the Reform may enroll in the program at our branch offices.
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
Life Insurance Segment. In our life insurance segment, we offer our insurance products through our own network of brokers and independent agents, as well as group life insurance coverage through our managed care network of agents. We place a majority of our premiums (57% and 47% during the years ended December 31, 2007 and 2006) through direct selling to customers in their homes. TSV employs over 500 full-time active agents and managers and utilized approximately 1,200 independent agents and brokers. We pay commissions on a monthly basis based on premiums paid. In addition, TSV has over 200 agents that are licensed to sell certain of our managed care products.
Property and Casualty Insurance Segment. In our property and casualty insurance segment, business is exclusively subscribed through 20 general agencies, including our insurance agency, Signature Insurance Agency, Inc. (SIA), where business is placed by independent insurance agents and brokers. SIA placed approximately 52% of our property and casualty insurance subsidiary, STS, total premium volume during each of the years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, SIA was the third largest insurance agency in Puerto Rico in terms of premiums written. The general agencies contracted by our property and casualty insurance subsidiary remit premiums net of their respective commission.
Customers
Managed Care
We offer our products in the managed care segment to four distinct market sectors in Puerto Rico. The following table sets forth enrollment information with respect to each sector at December 31, 2007:

	Enrollment at	Percentage of
	December 31, 2007	Total Enrollment
Market Sector
Commercial	574,251	58.8%
Reform	353,694	36.2
Medicare Advantage	49,245	5.0

Total	977,190	100.0%

Commercial Sector
The commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare Supplement.

Corporate Accounts. Corporate accounts consist of small (2 to 50 employees) and large employers (over 50 employees). Employer groups may choose various funding options ranging from fully insured to self-funded financial arrangements or a combination of both. While self-funded clients participate in our managed care networks, the clients bear the claims risk, except to the extent that such self-funded clients maintain stop loss coverage, including with us.
U.S. Federal Government Employees. For more than 40 years, we have maintained our leadership in the provision of managed care to U.S. federal government employees in Puerto Rico. We provide our services to federal employees in Puerto Rico under the Federal Employees Health Benefits Program pursuant to a direct contract with the United States Office of Personnel Management (OPM). We are one of two companies in Puerto Rico that has such a contract with OPM. Every year, OPM allows other insurance companies to compete for this business, provided such companies comply with the applicable requirements for service providers. This contract is subject to termination in the event of noncompliance not corrected to the satisfaction of OPM.
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
Reform Sector
In 1994, the government of Puerto Rico privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population. The government divided Puerto Rico into geographical areas and by December 31, 2001, the Reform had been fully implemented in each of these areas. Each of the eight geographical areas is awarded to a managed care company doing business in Puerto Rico through a competitive bid process. As of December 31, 2007, the Reform provided healthcare coverage to over 1.5 million people. Mental health and drug abuse benefits are currently offered to Reform beneficiaries by behavioral healthcare companies and are therefore not part of the benefits covered by us.
The Reform program is similar to the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state. The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.
The government has adopted several measures to control the increase of Reform expenditures, which represented approximately 6.2% of total government expenditures during its fiscal year ended June 30, 2007, including closer and continuous scrutiny of participants’ (members’) eligibility, decreasing the number of areas in order to take advantage of economies of scale and establishing disease management programs. In addition, the government of Puerto Rico began a pilot project in 2003 within one of the eight geographical areas under which it contracted services on an ASO basis with an Independent Practice Associations (IPA), instead of contracting on a fully insured basis. This project was subsequently extended to the Metro-North region, which was served by us until October 31, 2006. All other areas that we currently serve remain with the fully-insured model; however, there can be no assurance that the government will not implement such a program in the future. If it is adopted in any areas served by us during the contract period, we would not generate premiums in the Reform business but instead administrative service fees. On the other hand, the government has expressed its intention to evaluate different alternatives of providing health services to Reform beneficiaries.
The government of Puerto Rico has also implemented a plan to allow dual-eligibles enrolled in the Reform to move from the Reform program to a Medicare Advantage plan under which the government, rather than the insured, will assume all of the premiums for additional benefits not included in Medicare Advantage programs, such as the deductibles and co-payments of prescription drug benefits. Many qualified Reform participants began moving to the government-sponsored plan in January 2006, and approximately 61,000 of such participants did so in the year ended December 31, 2006. During the year ended December 31, 2007, approximately 3,400 participants from areas served by us moved to the government-sponsored plan.
We provide managed care services to Reform members in the North and Southwest regions. We have participated in the Reform program since 1995. The premium rates for each Reform contract are negotiated annually. If the contract renewal process is not completed by a contract’s expiration date, the contract may be extended by the government, upon acceptance by us, for any subsequent period of time if deemed to be in the best interests of the beneficiaries and the government. The terms of a contract, including premiums, can be renegotiated if the term of the contract is extended. Each contract is subject to termination in the event of non-compliance by the insurance company not corrected or cured to the satisfaction of the government entity overseeing the Reform, or in the event that the government determines that there is an insufficiency of funds to finance the Reform. For additional information please see “Item 1A—Risk Factors — We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business”.
Medicare
Medicare is a federal program administered by CMS that provides a variety of hospital and medical insurance benefits to eligible persons aged 65 and over as well as to certain other qualified persons. Medicare, with the approval of the Medicare Modernization Act, started promoting a managed care organizations (MCOs) sponsored Medicare product that offers benefits similar or better than the traditional Medicare product, but where the risk is assumed by the MCOs. This is called Medicare Advantage. We entered into the Medicare Advantage market in 2005 and have contracts with CMS to provide extended Medicare coverage to Medicare beneficiaries under our Medicare Optimo, Medicare Selecto and Medicare Platino policies. Under these annual contracts, CMS pays us a set premium rate based on membership that is adjusted for demographic factors and health status. In addition, for certain of our Medicare Advantage products the member will also pay an additional premium for additional benefits.
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
Life Insurance
Our life insurance customers consist primarily of individuals, which hold approximately 340,000 policies, and insure approximately 1,900 groups.
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

Underwriting and Pricing
Managed Care
We strive to maintain our market leadership by providing all of our managed care members with the best health care coverage at reasonable cost. Disciplined underwriting and appropriate pricing are core strengths of our business and we believe are an important competitive advantage. We continually review our underwriting and pricing guidelines on a product-by-product and customer group-by-group basis in order to maintain competitive rates in terms of both price and scope of benefits. Pricing is based on the overall risk level and the estimated administrative expenses attributable to the particular segment.
Our claims database enables us to establish rates based on our own experience and provides us with important insights about the risks in our service areas. We tightly manage the overall rating process and have processes in place to ensure that underwriting decisions are made by properly qualified personnel. In addition, we have developed and implemented a utilization review and fraud and abuse prevention program.
We have been able to maintain relatively high retention rates in the corporate accounts sector of our managed care business and since 2003 have maintained our overall market share. The retention rate in our corporate accounts, which is the percentage of existing business retained in the renewal process, has been over 90% in the last four years.
In our managed care segment, the rates are set prospectively, meaning that a fixed premium rate is determined at the beginning of each contract year and revised at renewal. We renegotiate the premiums of different groups in the corporate accounts subsector as their existing annual contracts become due. We set rates for individual contracts based on the most recent semi-annual community rating. We consider the actual claims trend of each group when determining the premium rates for the following contract year. Rates in the Reform and Medicare sectors and for federal and local government employees are set on an annual basis through negotiations with the U.S. Federal and Puerto Rico governments, as applicable.
Life Insurance
Our individual life insurance business has been priced using mortality, morbidity, lapses and expense assumptions which approximate actual experience for each line of business. We review pricing assumptions on a regular basis. Individual insurance applications are reviewed by using common underwriting standards in use in the United States, and only those applications that meet these commonly used underwriting requirements are approved for policy issuance. Our group life insurance business is written on a group-by-group basis. We develop the pricing for our group life business based on mortality and morbidity experience and estimated expenses attributable to each particular line of business.
Property and Casualty Insurance
The property and casualty insurance sector has experienced soft market conditions in Puerto Rico in recent periods, principally as a result of the deregulation of commercial property rates since 2001. The expected lower reinsurance costs have also contributed to soft market conditions. Notwithstanding these conditions, our property and casualty segment has maintained its leadership position in the property insurance sector by following prudent underwriting and pricing practices.
Our core business is comprised of small and medium-sized accounts. We have attained positive results through attentive risk assessment and strict adherence to underwriting guidelines, combined with maintenance of competitive rates on above-par risks designed to maintain a relatively high retention ratio. Underwriting strategies and practices are closely monitored by senior management and constantly updated based on market trends, risk assessment results and loss experience. Commercial risks in particular are fully reviewed by our professionals.
Quality Initiatives and Medical Management
We utilize a broad range of focused traditional cost containment and advanced care management processes across various product lines. We continue to enhance our management strategies, which seek to control claims costs while striving to fulfill the needs of highly informed and demanding managed care consumers. One of these strategies is the reinforcement of population and case management programs, which empower consumers by educating them and engaging them in actively maintaining or improving their own health. Early identification of patients and inter-program referrals are the focus of these programs, which allow us to provide integrated service to our customers based on their specific conditions. The population management programs include programs which target asthma, congestive heart failure, hypertension and a prenatal program which focuses on preventing prenatal complications and promoting adequate nutrition. A medication therapy management program aimed at plan members who are identified as having a potential for high drug usage was also developed. In addition, we have had a contract with McKesson Health Solutions since 1998 pursuant to which they provide to us a 24-hour telephone-based triage program and health information services for all our sectors. McKesson also provides utilization management services for the Reform and Medicare sectors. We intend to expand to the Commercial sector the programs not currently offered in that sector. Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as an employee assistance program and the promotion of evidence-based protocols and patient safety programs among our providers. We also employ registered nurses and social workers to manage individual cases and coordinate healthcare services. We have implemented a hospital concurrent review program, the goal of which is to monitor the appropriateness of high admission rate diagnoses and unnecessary stays. These services and programs include pre-certification and concurrent review hospital discharge services for acute patients, as well as early referral of potential candidates for the population and case management programs.
In addition, we have developed and provide a variety of services and programs for the acute, chronic and complex populations. The services and programs seek to enhance quality by eliminating inappropriate hospitalizations or services. We also encourage the usage of formulary and generic drugs, instead of non-formulary therapeutic equivalent drugs, through benefit design and member and physician interactions and have implemented a three-tier formulary which offers three co-payment levels: the lowest level for generic drugs, a higher level for brand-name drugs and the highest level for brand-name drugs that are not on the formulary. We have also established an exclusive pharmacy network with discounted rates. In addition, through arrangements with our pharmacy benefit manager, we are able to obtain discounts and rebates on certain medications based on formulary listing and market share.
We have designed a comprehensive Quality Improvement Program (QIP). This program is designed with a strong emphasis on continuous improvement of clinical and service indicators, such as Health Employment Data Information Set (HEDIS) and Consumer Assessment of Healthcare Providers and Systems (CAHPS) measures. Our QIP also includes a Physician Incentive Program (PIP) which is directed to support corporate quality initiatives, such as participation of members on chronic care improvement programs.
Information Systems
We have developed and implemented integrated and reliable information technology systems that we believe have been critical to our success. Our systems collect and process information centrally and support our core administrative functions, including premium billing, claims processing, utilization management, reporting, medical cost trending, as well as certain member and provider service functions, including enrollment, member eligibility verification, claims status inquiries, and referrals and authorizations.
We have substantially completed a system conversion process related to our property and casualty insurance business, which was begun in April 2005, at an estimated cost of $4.0 million.
In addition, we have selected Quality Care Solutions, Inc. to assess and implement new core business applications for our managed care segment. We completed this assessment in the fourth quarter of 2007 and plan to convert our managed care system over time by line of business, with the first line of business expected to be converted in the first half of 2009. We expect the managed care conversion process to be completed by 2012 at a total cost of approximately $64.0 million.
These new core business applications are intended to provide functionality and flexibility to allow us to offer new services and products and facilitate the integration of future acquisitions. They are also designed to improve customer service, enhance claims processing and contain operational expenses.

Provider Arrangements
Approximately 98% of member services are provided through one of our contracted provider networks and the remaining 2% of member services are provided by out-of-network providers. Our relationships with managed care providers, physicians, hospitals, other facilities and ancillary managed care providers are guided by standards established by applicable regulatory authorities for network development, reimbursement and contract methodologies. As of December 31, 2007, we had provider contracts with 4,433 primary care physicians, 3,071 specialists and 63 hospitals.
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
We promote the use of electronic claims billing to our providers. Approximately 90% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or the rate at which a claim is approved for payment after the first time it is processed by our system without human intervention, for physician claims has averaged 90% for the last two years.
In the Reform sector, we have a network of IPAs which provide managed care services to our Reform beneficiaries in exchange for a capitation fee. The IPA assumes the costs of certain primary care services provided and referred by its primary care physicians (PCPs), including procedures and in-patient services not related to risks assumed by us. We retain the risk associated with services provided to beneficiaries under this arrangement, such as: neonatal, obstetrical, AIDS, cancer, cardiovascular and dental services, among others.
We believe that physicians and other providers primarily consider member volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities along with the “non-hassle” factor or reduction of non-value added administrative tasks when deciding whether to contract with a managed care plan. As a result of our established position in the Puerto Rican market, the strength of the Triple-S name and our association with the BCBA, we believe we have strong relationships with hospital and provider networks leading to a strong competitive position in terms of hospital count, number of providers and number of in-network specialists.
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
Competitors in the managed care segment include national and local managed care plans. We currently have approximately 977,000 members enrolled in our managed care segment at December 31, 2007, representing approximately 25% of the population of Puerto Rico. Our market share in terms of premiums written in Puerto Rico was estimated at over 25% for the year ended December 31, 2006. We offer a variety of managed care products, and are the leader by market share in almost every sector, as measured by the share of premiums written. Our nearest competitor is Medical Card Systems Inc., which had a market share of approximately 22% as of December 31, 2006. Our other largest competitors in the managed care segment are Aveta Inc. (or MMM Healthcare) and Humana Inc.
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
Property & Casualty Insurance
The property and casualty insurance market in Puerto Rico is extremely competitive. In addition, soft market conditions prevailed during last two years in Puerto Rico. In the local market, such conditions mostly affected commercial risks, precluding rate increases and even provoking lower premiums on both renewals and new business. Property and casualty insurance companies tend to compete for the same accounts through more favorable price and/or policy terms and better quality of services. We compete by reasonably pricing our products and providing efficient services to producers, agents and clients. We believe that our knowledgeable, experienced personnel are also an incentive for our customers to conduct business with us.

In 2006, we were the fourth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 9%. Our nearest competitors in the property and casualty insurance market in Puerto Rico in 2006 were National Insurance Company and Integrand Assurance Company. The market leaders in the property and casualty insurance market in Puerto Rico in 2006 were Universal Insurance Group, Cooperativa de Seguros Múltiples de Puerto Rico and MAPFRE Corporation.
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
Upon the occurrence of any event causing the termination of our license agreements, we would cease to have the right to use the Blue Shield name and mark in Puerto Rico. We also would no longer have access to the BCBSA networks of providers and BlueCard Program. We would expect to lose a significant portion of our membership if we lose these licenses. Loss of these licenses could significantly harm our ability to compete in our markets and could require payment of a significant fee to the BCBSA. Furthermore, if our licenses were terminated, the BCBSA would be free to issue a new license to use the Blue Shield name and marks in Puerto Rico to another entity, which would have a material adverse affect on our business, financial condition and results of operations. See ‘‘Item 1A—Risk Factors — The termination or modification of our license agreements to use the Blue Shield name and mark could have an adverse effect on our business, financial condition and results of operations’’.
Events which could result in termination of our license agreements include, but are not limited to:
•	failure to maintain our total adjusted capital at 200% of Health Risk-Based Capital Authorized Control Level, as defined by the National Association of Insurance Commissioners (NAIC) Risk Based Capital (RBC) model act;

•	failure to maintain liquidity of greater than one month of underwritten claims and administrative expenses, as defined by the BCBA, for two consecutive quarters;

•	failure to satisfy state-mandated statutory net worth requirements;

•	impending financial insolvency; and

•	a change of control not otherwise approved by the BCBSA or a violation of the BCBSA voting and ownership limitations on our capital stock.
The BCBSA license agreements and membership standards specifically permit a licensee to operate as a for-profit, publicly-traded stock company, subject to certain governance and ownership requirements.
Pursuant to our license agreements with BCBSA, at least 80% of the revenue that we earn from health care plans and related services in Puerto Rico, and at least 66.7% of the revenue that we earn from (or at least 66.7% of the enrollment for) health care plans and related services both in the United States and in Puerto Rico together, must be sold, marketed, administered, or underwritten through use of the Blue Shield name and mark. This may limit the extent to which we will be able to expand our health care operations, whether through acquisitions of existing managed care providers or otherwise, in areas where a holder of an exclusive right to the Blue Shield name and mark is already present. Currently, the Blue Shield name and mark is licensed to other entities in all markets in the continental United States, Hawaii, and Alaska.
Pursuant to the rules and license standards of the BCBSA, we guarantee our subsidiaries’ contractual and financial obligations to their respective customers. In addition, pursuant to the rules and license standards of the BCBSA, we have agreed to indemnify the BCBSA against any claims asserted against it resulting from our contractual and financial obligations.
Each license requires an annual fee to be paid to the BCBSA. The fee is determined based on a per-contract charge from products using the Blue Shield name and mark. The annual BCBSA fee for the year

2008 is $997,476. During the years ended December 31, 2007 and, 2006, we paid fees to the BCBSA in the amount of $921,636 and $964,956, respectively. The BCBSA is a national trade association of 39 Blue Cross Blue Shield licensees (also known as “Member Plans”), the primary function of which is to promote and preserve the integrity of the Blue Cross Blue Shield names and marks, as well as to provide certain coordination among the Member Plans. Each Blue Cross Blue Shield Member Plan is an independent legal organization and is not responsible for obligations of other Blue Cross Blue Shield Association Member Plans. With a few limited exceptions, we have no right to market products and services using the Blue Shield names and marks outside our Blue Shield licensed territory.
We do not have the authority to use the Blue Cross name and marks in Puerto Rico.
BlueCard. Under the rules and license standards of the BCBSA, other Blue Cross Blue Shield Plans must make available their provider networks to members of the BlueCard Program in a manner and scope as consistent as possible to what such member would be entitled to in his or her home region. Specifically, the Host Plan (located where the member receives the service) must pass on discounts to BlueCard members from other Plans that are at least as great as the discounts that the providers give to the Host Plan’s local members. The BCBSA requires us to pay fees to any Host Blue Cross Blue Shield Plan whose providers submit claims for health care services rendered to our members who receive care in their service area. Similarly, we are paid fees for submitting claims and providing other services to members of other Blue Cross Blue Shield Plans who receive care in our service area.
Claim Liabilities
We are required to estimate the ultimate amount of claims which have not been reported, or which have been received but not yet adjudicated, during any accounting period. These estimates, referred to as claim liabilities, are recorded as liabilities on our balance sheet. We estimate claim reserves in accordance with Actuarial Standards of Practice promulgated by the Actuarial Standards Board, the committee of the American Academy of Actuaries that establishes the professional guidelines and standards for actuaries to follow. A degree of judgment is involved in estimating reserves. We make assumptions regarding the propriety of using existing claims data as the basis for projecting future payments. For additional information regarding the calculation of claim liabilities, see ‘‘Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates—Claim Liabilities’’.
Investments
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
Investment decisions are centrally managed by investment professionals based on the guidelines established by management and approved by our finance committee. Our internal investment group is comprised of the CFO, an investment officer, a cash management officer and a treasury operations officer. The internal investment group uses an external investment consultant and manages our short-term investments, fixed income portfolio and equity securities of Puerto Rican corporations that are classified as available for sale. In addition, we use GE Asset Management, Lord Abbett and State Street Global Advisor as portfolio managers for our trading securities.
The board of directors monitors and approves investment policies and procedures. The investment portfolio is managed following those policies and procedures, and any exception must be reported to our board of directors.
For additional information on our investments, see ‘‘Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Market Risk Exposure’’.

Trademarks
We consider our trademarks of ‘‘Triple-S’’ and ‘‘SSS’’ very important and material to all segments in which we are engaged. In addition to these, other trademarks used by our subsidiaries that are considered important have been duly registered with the Department of State of Puerto Rico and the United States Patent and Trademark Office. It is our policy to register all our important and material trademarks in order to protect our rights under applicable corporate and intellectual property laws. In addition, we have the exclusive right to use the ‘‘Blue Shield’’ mark in Puerto Rico. See ‘‘—Blue Shield License’’.
Regulation
The operations of our managed care business are subject to comprehensive and detailed regulation in Puerto Rico, as well as U.S. Federal regulation. Supervisory agencies include the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance), the Health Department of the Commonwealth of Puerto Rico and the Administration for Health Insurance of the Commonwealth of Puerto Rico (ASES, for its Spanish acronym), which administers the Reform Program for the Commonwealth of Puerto Rico. Federal regulatory agencies that oversee our operations include CMS, the Office of the Inspector General of the U.S. Department of Health and Human Services, the Office of Civil Rights of the U.S. Department of Health and Human Services, the U.S. Department of Justice, and the Office of Personnel Management. These government agencies have the right to:
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
Our operations and accounts are subject to examination and audits at regular intervals by these agencies. In addition, the U.S Federal and local governments continue to consider and enact many legislative and regulatory proposals that have impacted, or would materially impact, various aspects of the health care system. Some of the more significant current issues that may affect our managed care business include:
•	initiatives to increase healthcare regulation, including efforts to expand the tort liability of health plans;

•	local government plans and initiatives;

•	Reform and Medicare reform legislation; and

•	Increase government concerns regarding fraud and abuse.
The U.S. Congress is continuing to develop legislation efforts directed toward patient protection, including proposed laws that could expose insurance companies to economic damages, and in some cases punitive damages, for making a determination denying benefits or for delaying members’ receipt of benefits as well as for other coverage determinations. Similar legislation has been proposed in Puerto Rico. Given the political process, it is not possible to determine whether any federal and/or local legislation or regulation will be enacted in 2008 or what form any such legislation might take. Other legislative or regulatory changes that may affect us are described below. While certain of these measures could adversely affect us, at this time we cannot predict the extent of this impact.

The Federal government and the government of Puerto Rico, including the Commissioner of Insurance, have adopted laws and regulations that govern our business activities in various ways. These laws and regulations may restrict how we conduct our business and may result in additional burdens and costs to us. Areas of governmental regulation include:
•	licensure;

•	policy forms, including plan design and disclosures;

•	premium rates and rating methodologies;

•	underwriting rules and procedures;

•	benefit mandates;

•	eligibility requirements;

•	security of electronically transmitted individually identifiable health information;

•	geographic service areas;

•	market conduct;

•	utilization review;

•	payment of claims, including timeliness and accuracy of payment;

•	special rules in contracts to administer government programs;

•	transactions with affiliated entities;

•	limitations on the ability to pay dividends;

•	rates of payment to providers of care;

•	transactions resulting in a change of control;

•	member rights and responsibilities;

•	fraud and abuse;

•	sales and marketing activities;

•	quality assurance procedures;

•	privacy of medical and other information and permitted disclosures;

•	rates of payment to providers of care; · surcharges on payments to providers;

•	provider contract forms;

•	delegation of financial risk and other financial arrangements in rates paid to providers of care;

•	agent licensing;

•	financial condition (including reserves);

•	reinsurance;

•	issuance of new shares of capital stock;

•	corporate governance; and

•	permissible investments.
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
Puerto Rico insurance laws prohibit any person from offering to purchase or sell voting stock of an insurance company with capital contributed by stockholders (a stock insurer) which constitutes 10% or more of the total issued and outstanding stock of such company or of the total issued and outstanding stock of a company that controls an insurance company, without the prior approval of the Commissioner of Insurance. The proposed purchaser or seller must disclose any changes proposed to be made to the administration of the insurance company and provide the Commissioner of Insurance with any information reasonably requested. The Commissioner of Insurance must make a determination within 30 days of the later of receipt of the petition or of additional information requested. The determination of the Commissioner of Insurance will be based on its evaluation of the transaction’s effect on the public, having regard to the experience and moral and financial responsibility of the proposed purchaser, whether such responsibility of the proposed purchaser will affect the effectiveness of the insurance company’s operations and whether the change of control could jeopardize the interests of insureds, claimants or the company’s other stockholders. Our articles prohibit any institutional investor from owning 10% or more of our voting power, any person that is not an institutional investor from owning 5% or more of our voting power, and any person from beneficially owning shares of our common stock or other equity securities, or a combination thereof, representing a 20% or more ownership interest in us. To the extent that a person, including an institutional investor, acquires shares in excess of these limits, our articles provide that we will have the power to take certain actions, including refusing to give effect to a transfer or instituting proceedings to enjoin or rescind a transfer, in order to avoid a violation of the ownership limitation in the articles.
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
Privacy of Financial and Health Information
Puerto Rico law requires that managed care providers maintain the confidentiality of financial and health information. The Commissioner of Insurance has promulgated regulations relating to the privacy of financial information and individually identifiable health information. Managed care providers must periodically inform their clients of their privacy policies and allow such clients to opt-out if they do not want their financial information to be shared. However, the regulations related to the privacy of health information do not apply to managed care providers, such as us, who comply with the provisions of HIPAA. Also, Puerto Rico law requires that managed care providers provide patients with access to their health information within a specified time and that they not charge more than a predetermined amount for such access. The law imposes various sanctions on managed care providers that fail to comply with these provisions.
Managed Care Provider Services
Puerto Rico law requires that managed care providers cover and provide specific services to their subscribers. Such services include access to a provider network that guarantees emergency and specialized services. In addition, the Office of the Solicitor for the Beneficiaries of the Reform is authorized to review and supervise the operations of entities contracted by the Commonwealth of Puerto Rico to provide services under the Reform. The Solicitor may investigate and adjudicate claims filed by beneficiaries of the Reform against the various service providers contracted by the Commonwealth of Puerto Rico. See ‘‘Business—Customers—Medicare Supplement—Reform Sector’’ included in this Item for more information.

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
The RBC Model Act requires increasing degrees of regulatory oversight and intervention as an insurance company’s risk-based capital declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its risk-based capital to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control, in rehabilitation or liquidation proceeding. The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital. The ‘‘company action level’’ is triggered if a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its risk-based capital. At the company action level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250% and 200% of its risk-based capital is subject to a trend test. The trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company’s adjusted capital exceeds it risk-based capital) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in margin in the coming year would result in a risk-based capital ratio of less than 190%, then company action level regulatory action will occur.
The ‘‘regulatory action level’’ is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The ‘‘authorized control level’’ is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The ‘‘mandatory control level’’ is triggered if a company’s total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority must place the company under its control.
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
In addition to its catastrophic reinsurance coverage, STS is required by local regulatory authorities to establish and maintain a trust fund (the Trust) to protect us from our dual exposure to hurricanes and earthquakes. The Trust is intended to be used as our first layer of catastrophe protection whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance. Contributions to the Trust are determined by a rate (1% in 2007 and 2006), imposed by the Commissioner of Insurance on the catastrophe premiums written in that year. As of December 31, 2007 and 2006, we had $29.1 million and $27.1 million, respectively, invested in securities deposited in the Trust. The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance. For additional details see note 16 of the audited consolidated financial statements.
Dividend Restrictions
Puerto Rico insurance laws also restrict insurance companies’ ability to pay dividends, as they provide that such companies can only pay cash dividends from their available surplus funds derived from realized net profits and cannot pay dividends with funds derived from loans. Any violation of these provisions would subject us to a penalty under these laws.
Puerto Rico insurance laws are not directly applicable to us, as a holding company, since we are not an insurance company. However, we, together with our insurance subsidiaries, are subject to the provisions of the General Corporation Law of Puerto Rico (PRGCL), which contains certain restrictions on the declaration and payment of dividends by corporations organized pursuant to the laws of Puerto Rico. These provisions provide that Puerto Rico corporations may only declare dividends charged to their surplus or, in the absence of such surplus, net profits of the fiscal year in which the dividend is declared and/or the preceding fiscal year. The PRGCL also contains provisions regarding the declaration and payment of dividends and directors’ liability for illegal payments.
Guaranty Fund Assessments
We are required by Puerto Rico law and by the BCBSA guidelines to participate in certain guarantee associations. See ‘‘Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Contingencies—Guarantee Association’’ for additional information.
Federal Regulation
The Medicare Program and Medicare Advantage
Medicare is the health insurance program for retired United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by CMS.
The Medicare program, created in 1965, offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B. In general, Medicare Part A covers hospital care and some nursing home, hospice and home care. Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for significant deductibles and co-payments. All United States citizens eligible for Medicare are automatically enrolled in Medicare Part A when they turn 65. Enrollment in Medicare Part B is voluntary. In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and some other preventive tests and services. Beneficiaries that enroll in Medicare Part B pay a monthly premium that is usually withheld from their Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied a $131 deductible. To fill the gaps in traditional fee-for-service Medicare coverage, individuals often purchase Medicare supplement products, commonly known as “Medigap”, to cover deductibles, co-payments, and coinsurance.
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
Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members. One of CMS’s primary directives in establishing the Medicare+Choice program was to make it more attractive to managed care plans to participate in the Medicare program. It did so by increasing premium payments to plans in areas with low fee-for-service costs and, therefore, low payment rates under the previous Medicare risk program. To accomplish this, CMS implemented a risk adjustment payment system for Medicare health plans pursuant to the Balanced Budget Act of 1997, or BBA. This payment system was further modified pursuant to the Medicare, Medicaid and SCHIP Benefits Improvement and Protection Act of 2000 (BIPA). CMS has phased in the adoption of a risk adjustment payment methodology with a model that bases a portion of the total CMS monthly payments to plans on various clinical and demographic factors including hospital inpatient diagnoses, additional diagnosis data from ambulatory treatment settings, hospital outpatient department and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies capture, collect and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. Under the risk adjustment system, the risk adjusted portion of the total CMS payment to the Medicare Advantage plans will equal the local rate set forth in the traditional demographic rate book, adjusted to reflect the plan’s average gender, age, and disability demographics. During 2003, risk adjusted payments accounted for only 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional demographic rate book. The portion of risk adjusted payments was increased to 30% in 2004, 50%, in 2005 and 75% in 2006, and has increased to 100% in 2007.
The 2003 Medicare Modernization Act
Overview. In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act, which is known as the Medicare Modernization Act, or MMA. The MMA increased the amounts payable to Medicare Advantage plans such as ours, expanded Medicare beneficiary healthcare options by, among other things, creating a transitional temporary prescription drug discount card program for 2004 and 2005 and added a Medicare Part D prescription drug benefit beginning in 2006. In 2007, we reaffirmed our commitment to Medicare beneficiaries by again offering the Part D prescription drug benefit as further described below.
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
The Medicare Part D benefits are available to Medicare Advantage plan enrollees as well as Medicare fee-for-service enrollees. Medicare Advantage plan enrollees who elect to participate may pay a monthly premium for this Medicare Part D prescription drug benefit (MA-PD) while fee-for-service beneficiaries will be able to purchase a stand-alone prescription drug plan (PDP) from a list of CMS-approved PDPs available in their area. Any Medicare Advantage Member enrolling in a stand-alone PDP, however, will automatically be disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare. Under the standard Part D drug coverage for 2008, beneficiaries enrolled in a stand-alone PDP will pay a $275 deductible, co-insurance payments equal to 25% of the drug costs between $275 and the initial annual coverage limit of $2,510 and all drug costs between $2,510 and $5,452, which is commonly referred to as the Part D “doughnut hole”. After the beneficiary has incurred $4,050 in out-of-pocket drug expenses, the MMA provides catastrophic stop loss coverage that will cover approximately 95% of the beneficiaries’ remaining out-of-pocket drug costs for that year. MA-PDs are not required to mirror these limits, but are required to provide, at a minimum, coverage that is actuarially equivalent to the standard drug coverage delineated in the MMA. The deductible, co-pay and coverage amounts will be adjusted by CMS on an annual basis. Each Medicare Advantage plan will be required to offer a Part D drug prescription plan as part of its benefits. We currently offer prescription drug benefits through our Medicare Advantage plans and also offer a stand-alone PDP. Among the options in Medicare Advantage, we offer two MA-PD plans with no initial deductible, one of which has generic coverage with a $5 co-payment during the ‘‘doughnut hole’’ period. On the PDP side, we currently offer three plans, two of which have no initial deductible and one of which has generic coverage with a $5 co-payment during the ‘‘doughnut hole’’ period.
Dual-Eligible Beneficiaries. A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Reform, because of economic status. Health plans that serve dual-eligible beneficiaries receive a higher premium from CMS and the government of Puerto Rico for dual-eligible members. Currently, CMS pays an additional premium, generally ranging from 30% to 45% more per member per month, for a dually-eligible beneficiary. This additional premium is based upon the estimated incremental cost CMS incurs, on average, to care for dual-eligible beneficiaries. The government of Puerto Rico has implemented a plan to allow dual-eligibles enrolled in the Reform to move from the Reform program to a Medicare Advantage plan under which the government, rather than the insured, will assume all of the premiums for additional benefits not included in traditional Medicare programs, such as prescription drug benefits. All qualified Reform participants were eligible to move to the government-sponsored plan beginning in January 2006, and as of December 31, 2006 approximately 61,000 such participants from areas served by us did so. As of December 31, 2007 approximately 3,400 additional participants from areas served by us moved to the government-sponsored plan. By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dual-eligible members. The MMA provides subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Pursuant to the MMA, as of January 1, 2006 dual-eligible individuals receive their drug coverage from the Medicare program rather than the Reform program. Companies offering stand-alone PDPs with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region.
Bidding Process. Although Medicare Advantage plans will continue to be paid on a capitated, or PMPM, basis, as of January 1, 2006 CMS uses a new rate calculation system for Medicare Advantage plans. The new system is based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on CMS’s estimated per beneficiary fee-for-service expenses, was relabeled as the “benchmark” amount, or bidding target, and local Medicare Advantage plans will annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. If the bid is less than the benchmark for that year, Medicare will pay the plan its bid amount, risk adjusted based on its risk scores, plus a rebate equal to 75% of the amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans will be required to use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PD and other supplemental benefits. CMS will have the right to audit the use of these proceeds. The remaining 25% of the excess amount will be retained in the statutory Medicare trust fund. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark, which is expected to make such plans less competitive.
Sales and Marketing. The marketing and sales activities of our insurance and managed care subsidiaries are closely regulated by CMS and ASES. For example, our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and they often impose other regulatory restrictions on our marketing activities.
Annual Enrollment and Lock-in. Prior to the MMA, Medicare beneficiaries were permitted to enroll in a Medicare managed care plan or change plans at any point during the year. As of January 1, 2006, Medicare beneficiaries have defined enrollment periods, similar to commercial plans, in which they can select a Medicare Advantage plan, stand-alone PDP, or traditional fee-for-service Medicare. The initial enrollment period for 2008 of Medicare Advantage plans began November 15, 2007 and will end on March 31, 2008 for a MA-PD or stand-alone PDP. The enrollment period for PDPs began on November 15, 2008 and ended on December 31, 2007. Enrollment on or prior to December 31 will be effective as of January 1 of the following year and enrollment on or after January 1 and within the enrollment period will be effective as of the first day of the month following the date on which the enrollment occurred. After these defined enrollment periods end, generally only seniors turning 65 during the year, Medicare beneficiaries who permanently relocate to another service area, dual-eligible beneficiaries and others who qualify for special needs plans and employer group retirees will be permitted to enroll in or change health plans during that plan year. Eligible beneficiaries who fail to timely enroll in a Part D plan will be subject to the penalties described above if they later decide to enroll in a Part D plan. The new annual “lock-in” created by the MMA will change the way we and other managed care companies market our services to and enroll Medicare beneficiaries in ways we cannot yet fully predict. The recently adopted Tax Relief and Health Care Act of 2006 allows Medicare beneficiaries to enroll throughout the year only in Medicare Advantage plans that do not offer Part D prescription drug coverage. In one of our products we do offer such coverage, thus in that particular product we can only enroll new Medicare Advantage members between November 15 and December 31 each year. We offer another product which does not offer the Part D prescription drug coverage and that is open for enrollment during the entire year. New eligibles can enroll at any time during the year at the date of eligibility. In addition, we can enroll MA members from other carriers through March 31st of the next calendar year. Dual-eligibles are allowed to enroll throughout the year.
Fiscal Intermediary. As set forth in the MMA, the Federal government, through CMS, will replace the current Title 18 fiscal intermediary (Fl) and carrier contracts with competitively procured contracts that conform to the Federal Acquisition Regulation under the new Medicare Administrative Contractor (MAC) contracting authority. CMS has six years, between 2006 and 2011, to complete the transition of Medicare fee-for-service claims processing activities from the FI’s and carriers to the MAC’s. We are currently engaged in the analysis and evaluation of this transition process and the effect that it may have on our existing organizational structure as a Medicare carrier.
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
HIPAA and Gramm-Leach-Bliley Act
The Health Insurance Portability and Accountability Act of 1996 (HIPAA) authorizes the U.S. Department of Health and Human Services (HHS) to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable health information. The regulations under the HIPAA Administrative Simplification section impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors. HIPAA Administrative Simplification section requirements apply to self-funded group plans, health insurers and HMOs, health care clearinghouses and health care providers who transmit health information electronically (covered entities). Regulations adopted to implement HIPAA Administrative Simplification also require that business associates acting for or on behalf of HIPAA-covered entities be contractually obligated to meet HIPAA standards. The regulations of the Administrative Simplification section establish significant criminal penalties and civil sanctions for noncompliance.
HHS has released rules mandating the use of new standard formats with respect to certain health care transactions (e.g. health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules requiring the use of standardized code sets and unique identifiers by employers and providers. Our managed care subsidiary was required to comply with the transactions and code set standards by October 16, 2003 and with the employer identifier rules by July 2004 and believes that it is in material compliance with all relevant requirements. Our managed care subsidiary was required to comply with provider identifier rules by May 2007 and believes that it is in material compliance with all relevant requirements.
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
Employee Retirement Income Security Act of 1974
The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended (ERISA) a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor (DOL). ERISA regulates certain aspects of the relationships between us, the employers who maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, certain states require licensure or registration of companies providing third-party claims administration services for benefit plans.

We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA. Plans subject to ERISA can also be subject to state laws and the question of whether ERISA preempts a state law has been, and will continue to be, interpreted by many courts.
Other Government Programs
We participate in the Health Reform of the government of Puerto Rico (the Reform) to provide health coverage to medically indigent citizens in Puerto Rico. See ‘‘Business—Customers—Reform Sector’’.
Legislative and Regulatory Initiatives
The Commissioner of Insurance is currently evaluating the adoption of Rule No. 83, titled ‘‘Norms and Procedures to Regulate Insurance and Health Maintenance Holding Company Systems and the Criteria to Evaluate the Change of Control’’. The most recent draft of Rule No. 83 contains certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. Rule No. 83 would generally require insurance companies and HMOs within an insurance holding company system to register with the Commissioner of Insurance if they are domiciled in the Commonwealth and to file with the Commissioner of Insurance certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, Rule No. 83 would require prior notice, reporting and regulatory approval of certain material transactions and intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates. Among other restrictions, Rule No. 83 would restrict the ability of our regulated subsidiaries to pay dividends.
Additionally, Rule No. 83 would restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. According to Rule No. 83, no person may make an offer to acquire or to sell the issued and outstanding voting stock of an insurance company, which constitutes 10% or more of the issued and outstanding stock of an insurance company, or of the total stock issued and outstanding of a holding company of an insurance company, without (i) filing the appropriate documentation with the Commissioner of Insurance and (ii) obtaining the prior approval of the Commissioner of Insurance. This requirement is similar to that contained in the Insurance Code and referred to under ‘‘Regulation—Puerto Rico Insurance Laws’’.
In addition, on August 1, 2007, the U.S. House of Representatives passed the Children’s Health and Medicare Protection Act of 2007 (H.R. 3162), which, among other things, would amend the Social Security Act to improve the federal government’s children’s health insurance program and make other changes under the Medicare and Medicaid programs. H.R. 3162 includes provisions that would gradually reduce Medicare Advantage payments over a four-year period to equalize payments for services made through Medicare Advantage plans and the traditional fee-for-service Medicare program by 2011. The proposed reductions in Medicare Advantage rates are the result of hearings by the health subcommittee of the House Ways and Means Committee regarding recommendations contained in MedPac’s annual report to Congress on Medicare payment policy dated March 1, 2007. Among other things, MedPac reported that the federal government’s spending on care for beneficiaries in a private Medicare Advantage plan is on average 12% higher than spending on care for beneficiaries through the traditional Medicare program. MedPac recommended a gradual reduction in Medicare Advantage rates to ensure that payment rates between Medicare Advantage plans and the traditional Medicare program are equalized. H.R. 3162 was referred to the Senate on September 4, 2007 for consideration; however, Congress did not enact H.R. 3162. Instead, Congress enacted the Medicare, Medicaid, and SCHIP Extension Act of 2007 in order to protect physician payment reductions through June 30, 2008. This legislation did not include any payment reductions to Medicare Advantage plans, but it included several provisions affecting Medicare Advantage plans, including: (i) extended the statutory authority to allow existing special needs plans (SNPs) to continue to operate through December 31, 2009: (ii) placed a moratorium on approval of new SNPs: and (iii) removed $1.5 billion from the stabilization fund for regional preferred provider organizations in 2012, which would have no impact on plans in Puerto Rico. Congress is expected to enact a Medicare bill this year in order to prevent further physician payment reductions. As of the date of this Annual Report on Form 10-K, the U.S. Congress has not enacted H.R. 3162, nor has the U.S. Senate passed any other bill that includes the MedPac recommendations from 2007 for gradual reductions in Medicare Advantage payments. In its annual report to Congress dated March 1, 2008, MedPac found that projected Medicare Advantage payments had increased, and continued to support financial neutrality between payment rates for fee-for-service and Medicare Advantage programs. Also, MedPac recommended changes to SNPs, including requiring a contract with states to coordinate Medicaid benefits. We cannot provide assurances if, when or to what degree Congress may enact H.R. 3162 or similar legislation, including the MedPac recommendations, but any reduction in Medicare Advantage rates could have a material adverse effect on our revenue, financial position, results of operations or cash flow.
Financial Information About Segments
Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in note 26 to the audited consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

Employees
As of January 31, 2008, we had 2,274 full-time employees and 256 temporary employees. Our managed care subsidiary has a collective bargaining agreement with the Unión General de Trabajadores, which represents approximately 46% of our managed care subsidiary’s 785 regular employees. The collective bargaining agreement expires on July 31, 2012. The Corporation considers its relations with employees to be good.
Available Information
We are an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding its website and the availability of certain documents filed with or furnished to the United States Securities and Exchange Commission (the SEC). Our Internet website is www.triplesmanagement.com. We make available free of charge, or through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our Internet website our Corporate Governance Guidelines, our Standards of Ethical Business Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Standards of Ethical Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange (NYSE). The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website addresses listed above are provided for the information of the reader and are not intended to be an active link. We will provide free of charge copies of our filings to any shareholder that requests them at the following address: Triple-S Management Corporation; Office of the Secretary of the Board; PO Box 363628; San Juan, P.R. 00936-3628.
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include information about possible or assumed future sales, results of operations, developments, regulatory approvals or other circumstances and may be found in the Items of this Annual Report on Form 10-K entitled ‘‘Item 1—Business’’, ‘‘Item 1A—Risk Factors’’, ‘‘Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and elsewhere in this Annual Report on Form 10-K. Statements that use the terms ‘‘believe’’, ‘‘expect’’, ‘‘plan’’, ‘‘intend’’, ‘‘estimate’’, ‘‘anticipate’’, ‘‘project’’, ‘‘may’’, ‘‘will’’, ‘‘shall’’, ‘‘should’’ and similar expressions, whether in the positive or negative, are intended to identify forward-looking statements.
All forward-looking statements in this Annual Report on Form 10-K reflect our current views about future events and are based on assumptions and subject to risks and uncertainties. Consequently, actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in ‘‘Item 1A—Risk Factors’’ and elsewhere in this Annual Report on Form 10-K.
In addition, we operate in a highly competitive, constantly changing environment that is significantly influenced by very large organizations that have resulted from business combinations, aggressive marketing and pricing practices of competitors and regulatory oversight. The following is a summary of factors, the results of which, either individually or in combination, if markedly different from our planning assumptions, could cause our results to differ materially from those expressed in any forward-looking statements contained in this Annual Report on Form 10-K:
•	trends in health care costs and utilization rates;

•	ability to secure sufficient premium rate increases;

•	competitor pricing below market trends of increasing costs;

•	re-estimates of our policy and contract liabilities;

•	changes in government regulation of managed care, life insurance or property and casualty insurance;

•	significant acquisitions or divestitures by major competitors;

•	introduction and use of new prescription drugs and technologies;

•	a downgrade in our financial strength ratings;

•	litigation or legislation targeted at managed care, life insurance or property and casualty insurance companies;

•	ability to contract with providers consistent with past practice;

•	ability to successfully implement our disease management and utilization management programs;

•	volatility in the securities markets and investment losses and defaults;

•	general economic downturns, major disasters and epidemics.
The foregoing list should not be construed to be exhaustive. We believe the forward-looking statements in this Annual Report on Form 10-K are reasonable; however, there is no assurance that the actions, events or results anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations or financial condition. In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations. Further, forward-looking statements speak only as of the date they are made, and, other than as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any of them in light of new information or future events.
Item 1A. Risk Factors
We must deal with several risk factors during the normal course of business. You should carefully consider the following risks and all other information set forth on this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial also may impair our business operations. The occurrence of any of the following risks could materially affect our business, financial condition, operating results, and cash flows.
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

Notwithstanding the fact that TSI and its predecessor, SSS, were never in a position to issue new shares to providers as contemplated by the share acquisition agreements because shareholder approval for such issuance was never obtained, and the fact that SSS on several occasions in the 1990s offered providers the opportunity to purchase shares of its treasury stock and such offers were accepted by very few providers, providers who entered into share acquisition agreements may claim that the share acquisition agreements entitled them to acquire our or TSI’s shares at a subscription price equivalent to that provided for in the share acquisition agreements. SSS entered into share acquisition agreements with approximately 3,000 providers, the substantial majority of whom never came to own shares of SSS. Such share acquisition agreements provide for the purchase and sale of approximately 15,000 shares of SSS. If we or TSI were required to issue a significant number of shares in respect of these agreements, the interest of our existing shareholders would be substantially diluted. As of the date of this Annual Report on Form 10-K, only one judicial claim to enforce any of these agreements has been commenced. Additionally, we have received inquiries with respect to over 600 shares under share acquisition agreements. The share numbers set forth in this paragraph reflect the number of SSS shares provided for in the share acquisition agreements. Those agreements do not include anti-dilution protections and we do not believe that the amounts of any claims under the agreements with SSS should be multiplied to reflect our 3,000-for-one stock split. We cannot provide assurances, however, that claimants will not successfully seek to increase the size of their claims by reference to the stock split.
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
For much of our history, we and our predecessor entity have restricted the ownership or transferability of our shares, including by reserving to us or our predecessor a right of first refusal with respect to share transfers and by limiting ownership of such shares to physicians and dentists. In addition, we and our predecessor, consistent with the requirements of our and our predecessor’s bylaws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders. Nonetheless, former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“non-medical heirs”), may claim an entitlement to our shares or to damages with respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions. Our records indicate that there may be as many as approximately 450 former shareholders whose non-medical heirs may claim to have inherited up to 10,500,000 shares after giving effect to the 3,000-for-one stock split. As of the date of this Annual Report on Form 10-K, one judicial claim seeking the return of or compensation for 16 shares (prior to giving effect to the 3,000-for-one stock split) had been brought by the non-medical heirs of a former shareholder whose shares were repurchased upon his death. These heirs purport to represent as a class all non-medical heirs of deceased shareholders whose shares we repurchased. In addition, we have received inquiries from non-medical heirs with respect to over 600 shares (or 1,800,000 shares after giving effect to the 3,000-for-one stock split).
We believe that we should prevail in litigation with respect to these matters; however, we cannot predict the outcome of any such litigation regarding these non-medical heirs. The interests of our existing shareholders could be materially diluted to the extent that any such claims are successful.

The dual class structure may not successfully protect against significant dilution of your shares of Class B common stock.
We designed our dual class structure of capital stock to offset the potential impact on the value of our Class B common stock attributable to any issuance of shares of common stock for less than market value in respect of a successful claim against us under any share acquisition agreement or by a non-medical heir. We believe that this mechanism will effectively protect investors in our shares of Class B common stock against any potential dilution attributable to the issuance of any shares in respect of such claims at below market prices. We cannot, however, provide any assurances that this mechanism will be effective under all circumstances.
While we expect to prevail against any such claims brought against us and, to the extent that we do not prevail, would expect to issue Class A common stock in respect of any such claim, there can be no assurance that the claimants in any such lawsuit will not seek to acquire Class B common stock. The issuance of a significant number of shares of Class B common stock, if followed by a material further issuance of shares of common stock to separate claimants, could impair the effectiveness of the anti-dilution protections of the Class B common stock. In addition, we cannot provide any assurances that the anti-dilution protections afforded our Class B common stock will not be challenged by share acquisition providers and/or non-medical heir claimants to the extent that these protections limit the percentage ownership of us that may be acquired by such claimants. We believe that such a challenge should not prevail, but cannot provide any assurances of the outcome.
In the event that claimants acquire shares of our managed care subsidiary, TSI, at less than fair value, we will not be able to prevent dilution of the value of the Class B shareholders’ ownership interest in us to the extent that the net value received by such claimants exceeds the value of our outstanding shares of Class A common stock. Finally, the anti-dilution protection afforded by the dual class structure may cease to be of further effect five years following the completion of our initial public offering, at which time all remaining shares of Class A common stock may, at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted into shares of Class B common stock even if we have not resolved all claims against us by such time.
Future sales of our Class B common stock, or the perception that such future sales may occur, may have an adverse impact on its market price.
Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class B common stock to decline. Either of these limits our future ability to raise capital through an offering of equity securities. There are 16,266,554 shares of Class B common stock and 16,042,809 shares of Class A common stock outstanding as of December 31, 2007. Approximately 71.3% of our Class A common stock will be subject to contractual lockup restrictions for one year following our initial public offering. Thereafter, such shares will become freely tradable without restriction or further registration under the Securities Act by persons other than our ‘‘affiliates’’ within the meaning of Rule 144 under the Securities Act, although such shares will continue not to be listed on the New York Stock Exchange (NYSE) and will not be fungible with our listed shares of Class B common stock. In addition, at any time after the first anniversary of our initial public offering, our board of directors may, at its sole discretion and after considering relevant factors, including market conditions at the time, cause up to approximately half of our shares of Class A common stock to be converted to shares of Class B common stock, including in connection with an underwritten public secondary offering, subject to limitations. In addition, at any time following the fifth anniversary of our initial public offering, or such earlier date after the first anniversary of the initial public offering as all claims with respect to which anti-dilution protections are afforded to shares of Class B common stock have been resolved, all or any portion of our shares of Class A common stock may at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted to shares of Class B common stock.

Risks Related to Our Business
Our inability to contain managed care costs may adversely affect our business and profitability.
Substantially all of our managed care revenue is generated by premiums consisting of monthly payments per member that are established by contracts with our commercial customers, the government of Puerto Rico (for the Reform program) or the CMS (for our Medicare Advantage plans), all of which are typically renewable on an annual basis. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity, we will be unable to increase the premiums we receive under these contracts during the then-current terms. As a result, our profitability in any year depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of managed care services through underwriting criteria, medical management, product design and negotiation of favorable provider contracts with hospitals, physicians and other health care providers. The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Government-imposed limitations on Medicare and Reform reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Also, we have in the past and may in the future enter into new lines of business in which it may be difficult to estimate anticipated costs. Numerous factors affecting the cost of managed care, including changes in health care practices, inflation, new technologies such as genetic laboratory screening for diseases including breast cancer, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment including the implementation of HIPAA, as well as others, may adversely affect our ability to predict and manage managed care costs, as well as our business, financial condition and results of operations.
Our inability to implement increases in premium rates on a timely basis may adversely affect our business and profitability.
In addition to the challenge of managing managed care costs, we face pressure to contain premium rates. Our customers may move to a competitor at policy renewal to obtain more favorable premiums. Future Medicare and Reform premium rate levels may be affected by continuing government efforts to contain medical expense or other federal budgetary constraints. In particular, the government of Puerto Rico has adopted several measures to control Reform expenditures, such as closer and continuous scrutiny of participants’ eligibility, redesign of benefits, co-payments, deductibles, and requiring the establishment of disease management programs. Changes in the Medicare and Reform programs, including with respect to funding, may lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare and the Reform. A limitation on our ability to increase or maintain our premium levels could adversely affect our business, financial condition and results of operations.
Our profitability may be adversely affected if we are unable to maintain our current provider agreements and to enter into other appropriate agreements.
Our profitability is dependent upon our ability to contract on favorable terms with hospitals, physicians and other managed care providers. We face heavy competition from other managed care plans to enter into contracts with hospitals, physicians and other providers in our provider networks. Consolidation in our industry, both on the provider side and on the managed care side, only exacerbates this competition. Currently certain providers are pressing for legislation that would allow them to negotiate service fees by group. The failure to maintain or to secure new cost-effective managed care provider contracts may result in a loss in membership or higher medical costs. In addition, our inability to contract with providers could adversely affect our business.
A reduction in the enrollment in our managed care programs could have an adverse effect on our business and profitability.
A reduction in the number of enrollees in our managed care programs could adversely affect our business, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; reductions in workforce by existing customers; negative publicity and news coverage; failure to maintain the Blue Shield license; and any general economic downturn that results in business failures.
We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.
Our managed care business participates in government contracts that generate a significant amount of our consolidated premiums earned, net, as follows:
•	Reform: We participate in the government of Puerto Rico Health Reform Program to provide health coverage to medically indigent citizens in Puerto Rico. Our results of operations have depended to a significant extent on our participation in the Reform program. During each of the years ended December 31, 2007, 2006 and 2005, the Reform program has accounted for 21.7%, 30.2% and 37.0%, respectively , of our consolidated premiums earned, net. During the 2007 period, we were the sole Reform provider in two of the eight Reform regions in Puerto Rico. During the 2006 and 2005 periods, we were the sole Reform provider in three Reform regions. Since we obtained our first Reform contract in 1995, we have been the sole provider for two to three regions each year. The contract for each geographical area is subject to termination in the event of any non-compliance by the insurance company which is not corrected or cured to the satisfaction of the government entity overseeing the Reform, or on 90 days’ prior written notice in the event that the government determines that there is an insufficiency of funds to finance the Reform. These contracts have one-year terms and expire on June 30 of each year. Upon the expiration of the contract for a geographical area, the government of the Commonwealth of Puerto Rico usually commences an open bidding process for such area. In October 2006, we were informed that the new contract to serve one of these regions, Metro-North, had been awarded to another managed care company effective November 1, 2006. During each of the years ended December 31, 2006 and 2005, this region accounted for 10.7% and 14.6% of our consolidated premiums earned, net, respectively, and 7.3% and 10.3% of our consolidated operating income, respectively. We intend to continue to participate in the Reform program, but we may not be able to retain the right to service a particular geographical area in which we currently operate after the expiration of our current or any future contracts.

•	Medicare: We provide services through our Medicare Advantage health plans pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if any of these contracts are terminated, our business would be materially impaired. During each of the years ended December 31, 2007, 2006 and 2005, contracts with CMS represented 16.9% 11.3% and 2.5% of our consolidated premiums earned, net, respectively, and 39.4%, 46.0% and -1.2% of our consolidated operating income, respectively. The Medicare business may in the future represent a greater percentage of our results.

•	Commercial: Our managed care subsidiary is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico. Such coverage is provided pursuant to a contract with the U.S. Office of Personnel Management (OPM) that is subject to termination in the event of noncompliance not corrected to the satisfaction of the OPM. During each of the years ended December 31, 2007, 2006 and 2005 premiums generated under this contract represented 8.0%, 7.5% and 8.2% of our consolidated premiums earned, net, respectively, and 1.2%, 1.1% and 2.4% of our consolidated operating income, respectively.
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
Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than administrative services only (ASO) products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements. There has been a trend in recent years among our Commercial customers of moving from fully-insured plans to ASO, or self-funded arrangements. In addition, the government of Puerto Rico began a pilot project in 2003 in one of the eight geographical areas under which it contracted services on an ASO basis for certain members instead of contracting on a fully insured basis. This project was subsequently extended to the Metro-North region, which was served by us until October 31, 2006. There can be no assurance that the government will not implement such a program in areas served by us. As of December 31, 2007, 83.5% of our managed care customers had fully insured arrangements and 16.5% had ASO arrangements, as compared to approximately 83.9% and 16.1%, respectively, as of December 31, 2006. Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.
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
The termination or modification of our license agreements to use the Blue Shield name and mark could have a material adverse effect on our business, financial condition and results of operations.
We are a party to license agreements with the Blue Cross Blue Shield Association (BCBSA) which entitle us to the exclusive use of the Blue Shield name and mark in Puerto Rico. We believe that the Blue Shield name and mark are valuable identifiers of our products and services in the marketplace. The termination of these license agreements or changes in the terms and conditions of these license agreements could adversely affect our business, financial condition and results of operations.
Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the Blue Shield name and mark. Failure to comply with any of these requirements and restrictions could result in a termination of the license agreements. The standards under the license agreements may be modified in certain instances by the BCBSA. From time to time there have been proposals considered by the BCBSA to modify the terms of the license agreements to restrict various potential business activities of licensees. To the extent that such amendments to the license agreements are adopted in the future, they could have a material adverse effect on our future expansion plans or results of operations.
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
In addition, the BCBSA requires us to comply with certain specified levels of risk based capital (RBC). RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (the RBC ratio). Although we are currently in compliance with these requirements, we may be unable to continue to comply in the future. Failure to comply with these requirements could result in the revocation or loss of our BCBS license.
Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Shield presence in the vacated service area with another managed care company. The fee is currently $86.18 per licensed enrollee. If the re-establishment fee were applied to our total Blue Shield enrollees as of December 31, 2007, we would be assessed approximately $84.2 million by the BCBSA.
See “Item 1 — Business — Blue Shield License” for more information.
Our ability to manage our exposure to underwriting risks in our life insurance and property and casualty insurance businesses depends on the availability and cost of reinsurance coverage.
Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. In the year ended December 31, 2007, 40.4%, or $69.1 million, of the premiums written in the property and casualty insurance segment and 9.0%, or $8.8 million, of the premiums written in the life insurance segment were ceded to reinsurers. In the year ended December 31, 2006, 41.3%, or $65.7 million, of the premiums written in the property and casualty insurance segment and 10.6%, or $9.7 million, of the premiums written in the life insurance segment were ceded to reinsurers. The availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time. Any decrease in the amount of our reinsurance coverage will increase our risk of loss. We may be unable to maintain our desired reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.
It is also possible that the losses we experience on insured risks for which we have obtained reinsurance will exceed the coverage limits of the reinsurance. See “— Large scale natural disasters may have a material adverse effect on our business, financial condition and results of operation”. If the amount of our reinsurance coverage is insufficient, our insurance losses could increase substantially.
If our reinsurers do not pay our claims or do not pay them in a timely manner, we may incur losses.
We are subject to loss and credit risk with respect to the reinsurers with whom we deal because buying reinsurance does not relieve us of our liability to policyholders. In accordance with general industry practices, our property and casualty and life insurance subsidiaries annually purchase reinsurance to lessen the impact of large unforeseen losses and mitigate sudden and unpredictable changes in our net income and shareholders equity. Reinsurance contracts do not relieve us from our obligations to policyholders. In the event that all or any of the reinsurance companies are unable to meet their obligations under existing reinsurance agreements or pay on a timely basis, we will continue to be liable to our policyholders notwithstanding such defaults or delays. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase, which would negatively affect our financial condition and results of operations.
A downgrade in our A.M. Best rating or our inability to increase our A.M. Best rating could affect our ability to write new business or renew our existing business in our property and casualty segment.
Ratings assigned by A.M. Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico. In July 2006, as a result of the additional indebtedness we incurred in connection with the acquisition of GA Life, A.M. Best maintained our property and casualty insurance subsidiary’s rating of “A-” (the fourth highest of A.M. Best’s 16 financial strength ratings) but changed the outlook to negative. A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors. Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers. A.M. Best reviews its ratings periodically and we may not be able to maintain our current ratings in the future. A downgrade of our property and casualty subsidiary’s rating could severely limit or prevent us from writing desirable property business or from renewing our existing business. The lines of business that property and casualty subsidiary writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings.
Significant competition could negatively affect our ability to maintain or increase our profitability.
Managed Care
The managed care industry in Puerto Rico is very competitive. If we are unable to compete effectively while appropriately pricing the business subscribed, our business and financial condition could be materially affected. Competition in the insurance industry is based on many factors, including premiums charged, services provided, speed of claim payments and reputation. This competitive environment has produced and will likely continue to produce significant pressures on the profitability of managed care companies. In addition, the managed care market in Puerto Rico, other than the Medicare Advantage market, is mature. According to the U.S. Census Bureau, Puerto Rico’s population grew by 0.4% between July 2004 and 2005, less than half the national population rate growth of 0.9% during the same period. As a result, in order to increase our profitability we must increase our membership in the new Medicare Advantage program, increase market share in the commercial sector, improve our operating profit margins, make acquisitions or expand geographically. In Puerto Rico, several new managed care plans and other entities were awarded contracts for Medicare Advantage or stand-alone Medicare prescription drug plans and entered that market in 2006 and 2007. We anticipate that these other plans will aggressively market their benefits to our current and our prospective members. Although we believe that we market an attractive offering, there are no assurances that we will be able to compete successfully with these other plans for new members, or that our current members will not choose to terminate their relationship with us and enroll in these other plans. The recently adopted Tax Relief and Health Care Act of 2006 allows Medicare beneficiaries to enroll throughout the year only in Medicare Advantage plans that do not offer Part D prescription drug coverage. Since we do offer such coverage, we can only enroll new Medicare Advantage members between November 15 and December 31 each year, thus placing us at a competitive disadvantage.
Concentration in our industry also has created an increasingly competitive environment, both for customers and for potential acquisition targets, which may make it difficult for us to grow our business. The parent companies of some of our competitors are larger and have greater financial and other resources than we do. We may have difficulty competing with larger managed care companies, which can create downward price pressures on premium rates. We may not be able to compete successfully against current and future competitors. Competitive pressures faced by us may adversely affect our business, financial condition and results of operations. In addition, our rights under the BCBSA license only extend to the use of the ‘‘Blue Shield’’ mark in Puerto Rico. The exclusive right to use the ‘‘Blue Cross’’ mark in Puerto Rico is currently held by a relatively small company. If a large competitor were to acquire that right in the future, that could have a material adverse impact on our business.
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
Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance. See “—Our insurance subsidiaries are subject to minimum capital requirements. Our failure to meet these requirements could subject us to regulatory action”. These regulations, among other things, require insurance companies to maintain certain levels of capital which range by type of insurance from $1.0 million to $3.0 million, thereby restricting the amount of earnings that can be distributed. Our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, if any, business and other legal restrictions. Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries have a superior claim to such subsidiaries’ assets. Our subsidiaries may not be able to pay dividends or otherwise contribute or distribute funds to us in an amount sufficient for us to meet our financial obligations. In addition, from time to time, we may find it necessary to provide financial assistance, either through subordinated loans or capital infusions to our subsidiaries.
In addition, we are subject to RBC requirements by the BCBSA. See “—The termination or modification of our license agreements to use the Blue Shield name and mark could have a material adverse effect on our business, financial condition and results of operations”.
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

If we do not effectively manage the growth of our operations, we may not be able to achieve our profitability targets.
Our growth strategy includes enhancing our market share in Puerto Rico, entering new geographic markets, introducing new insurance products and programs, further developing our relationships with independent agencies or brokers and pursuing acquisition opportunities. Our strategy is subject to various risks, including risks associated with our ability to:
•	identify profitable new geographic markets to enter;

•	operate in new geographic areas, as we have very limited experience operating outside Puerto Rico;

•	obtain licenses in new geographic areas in which we wish to market and sell our products;

•	successfully implement our underwriting, pricing, claims management and product strategies over a larger operating region;

•	properly design and price new and existing products and programs and reinsurance facilities for markets in which we have no direct experience;

•	identify, train and retain qualified employees;

•	identify, recruit and integrate new independent agencies and brokers and expand the range of Triple-S products carried by our existing agents and brokers;

•	develop a network of physicians, hospitals and other managed care providers that meets our requirements and those of applicable regulators; and

•	augment our internal monitoring and control systems as we expand our business.
We also may encounter difficulties in the implementation of our growth strategies. For instance, our BCBSA license entitles us to use the Blue Shield name only in Puerto Rico. We currently are not able to use the Blue Shield name in areas outside Puerto Rico. In addition, we may enter into markets or product lines in which we have little or no prior experience. For example, we plan to expand our operations outside Puerto Rico and to expand our property and casualty insurance segment through the establishment of an auto preferred rate insurance company, which will write personal auto policies at discounted rates.
Any such risks or difficulties could limit our ability to implement our growth strategies or result in diversion of senior management time and adversely affect our financial results.
We face intense competition to attract and retain employees and independent agents and brokers.
We are dependent on retaining existing employees, attracting and retaining additional qualified employees to meet current and future needs and achieving productivity gains. Our life insurance subsidiary, TSV, has historically experienced a very high level of turnover in its home service agents, through which it places a majority of its premiums, and we expect this trend to continue. Our inability to retain existing employees or attract additional employees could have a material adverse effect on our business, financial condition and results of operations.
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
We have exposure to market risk in our investment activities. The market values of our investments vary from time to time depending on economic and market conditions. Fixed maturity securities expose us to interest rate risk. Equity securities expose us to equity price risk. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equity securities owned by us. The outlook of our investment portfolio depends on the future direction of interest rates, fluctuations in the equity securities market and in the amount of cash flows available for investment. For additional information, see ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk’’ for an analysis of our exposure to interest and equity price risks and the procedures in place to manage these risks. Our investment portfolios may lose money in future periods, which could have a material adverse effect on our financial condition.
In addition, our insurance subsidiaries are subject to local laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain riskier investment categories, such as below-investment-grade fixed income securities, mortgage loans, real estate and equity investments, amongst others, which could generate higher returns on our investments. If we fail to comply with these laws and regulations, any investments exceeding regulatory limitations would be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital, and, in some instances, we may be required to sell those investments.
The geographic concentration of our business in Puerto Rico may subject us to economic downturns in the region.
Substantially all of our business activity is with insureds located throughout Puerto Rico, and as such, we are subject to the risks associated with the Puerto Rico economy. Preliminary reports on the performance of the Puerto Rico economy for fiscal year 2006 indicate that real gross national product increased 0.7% and the forecast for fiscal year 2007 projects a decline of 1.4%. The major factors affecting the economy are, among others, high oil prices, the slowdown of economic activity in the United States, the continuing economic uncertainty generated by the budgetary deficiency affecting the government of Puerto Rico and the effects on the economy of a recently implemented sales tax.
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
Our business and operations may be affected if we do not maintain and upgrade our information systems and the integrity of our proprietary information. We are materially dependent on our information systems for all aspects of our business operations, including monitoring utilization and other factors, supporting our managed care management techniques, processing provider claims and providing data to our regulators, and our ability to compete depends on our ability to continue to adapt technology on a timely and cost-effective basis. Malfunctions in our information systems, communication and energy disruptions, security breaches or the failure to maintain effective and up-to-date information systems could disrupt our business operations, alienate customers, contribute to customer and provider disputes, result in regulatory violations and possible liability, increase administrative expenses or lead to other adverse consequences. The use of patient data by all of our businesses is regulated at federal and local levels. These laws and rules change frequently and developments require adjustments or modifications to our technology infrastructure.
Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. If we are unable to maintain or expand our systems, we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, loss of members, difficulty in attracting new members, regulatory problems and increases in administrative expenses. We recently completed a system conversion process related to our property and casualty insurance business. We started the implementation of this system in April 2005 and put in service it on October 1, 2006 at an estimated cost of $4.0 million. In addition, we recently selected Quality Care Solutions, Inc., a wholly owned subsidiary of Trizzetto, Inc, to assess and implement new core business applications for our managed care segment. We completed an initial assessement during 2007, with the first line of business expected to be converted during late 2009. We expect the managed care conversion process to be completed by 2011, at a total cost of approximately $64.0 million. If we are unsuccessful in implementing these improvements in a timely manner or if these improvements do not meet our customers’ requirements, we may not be able to recoup these costs and expenses and effectively compete in our industry.
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
We face risks related to litigation.
In addition to the litigation risks discussed above in ‘‘—Risks Relating to Our Capital Stock’’, we are, or may be in the future, a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we may be subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services. These could include:
•	claims relating to the denial of managed care benefits;

•	medical malpractice actions;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	disputes related to self-funded business;

•	disputes over co-payment calculations;

•	claims related to the failure to disclose certain business practices;

•	claims relating to customer audits and contract performance; and

•	claims by regulatory agencies or whistleblowers for regulatory non-compliance, including but not limited to fraud.
We are a defendant in various lawsuits, including a class action, some of which involve claims for substantial and/or indeterminate amounts and the outcome of which is unpredictable. While we are defending these suits vigorously, we will incur expenses in the defense of these suits. Any adverse judgment against us resulting in such damage awards could have an adverse effect on our cash flows, results of operations and financial condition. See ‘‘Item 3—Legal Proceedings’’.

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
Covenants in our secured term loan and note purchase agreements may restrict our operations.
We are a party to a secured loan with a commercial bank for an aggregate amount of $41.0 million, for which we had an outstanding balance of $25.9 million as of December31, 2007. Also, we have an aggregate principal amount of $145.0 million of senior unsecured notes outstanding, consisting of $50.0 million aggregate principal amount of 6.30% notes due 2019, $60.0 million aggregate principal amount of 6.60% notes due 2020 and $35.0 million aggregate principal amount of 6.70% notes due 2021 (collectively, the notes). The secured term loan and the note purchase agreements governing the notes contain covenants that restrict, among other things, the granting of certain liens, limitations on acquisitions and limitations on changes in control. These covenants could restrict our operations. In addition, if we fail to make any required payment under our secured term loan or note purchase agreements governing the notes or to comply with any of the covenants included therein, we would be in default and the lenders or holders of our debt, as the case may be, could cause all of our outstanding debt obligations under our secured term loan or note purchase agreements to become immediately due and payable, together with accrued and unpaid interest and, in the case of the secured term loan, cease to make further extensions of credit. If the indebtedness under our secured term loan or note purchase agreements is accelerated, we may be unable to repay or finance the amounts due and our business may be materially adversely affected.
We may incur additional indebtedness in the future. Covenants related to such indebtedness could also adversely affect our ability to pursue desirable business opportunities.
We may incur additional indebtedness in the future. Our debt service obligations may require us to use a portion of our cash flow to pay interest and principal on debt instead of for other corporate purposes, including funding future expansion. If our cash flow and capital resources are insufficient to service our debt obligations, we may be forced to seek extraordinary dividends from our subsidiaries, sell assets, seek additional equity or debt capital or restructure our debt. However, these measures might be prohibited by applicable regulatory requirements or unsuccessful or inadequate in permitting us to meet scheduled debt service obligations.
We may also incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility. Our breach or failure to comply with any of these covenants could result in a default under our secured term loan and note purchase agreements and the acceleration of amounts due thereunder. Indebtedness could also limit our ability to pursue desirable business opportunities, and may affect our ability to maintain an investment grade rating for our indebtedness.
We expect to pursue acquisitions in the future.
We may acquire additional companies if consistent with our strategic plan for growth. The following are some of the risks associated with acquisitions that could have a material adverse effect on our business, financial condition and results of operations:
•	disruption of on-going business operations, distraction of management, diversion of resources and difficulty in maintaining current business standards, controls and procedures;

•	difficulty in integrating information technology of acquired entity and unanticipated expenses related to such integration;

•	difficulty in the integration of the new company’s accounting, financial reporting, management, information, human resources and other administrative systems and the lack of control if such integration is delayed or not implemented;

•	difficulty in the implementation of controls, procedures and policies appropriate for filers with the SEC at companies that prior to acquisition lacked such controls, policies and procedures;

•	potential unknown liabilities associated with the acquired company;

•	failure of acquired businesses to achieve anticipated revenues, earnings or cash flow;

•	dilutive issuances of equity securities and incurrence of additional debt to finance acquisitions;

•	other acquisition-related expenses, including amortization of intangible assets and write-offs; and

•	competition with other firms, some of which may have greater financial and other resources, to acquire attractive companies.
In addition, we may not successfully realize the intended benefits of any acquisition or investment.
We could be subject to possible regulatory actions in connection with alleged illegal political contributions.
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
There may be, or could in the future be, other investigations by governmental authorities relating to these matters. The current and any such future investigations could result in actions against us or certain of our current or former employees. These actions could result in fines, penalties, sanctions, injunctions against future conduct, third party litigation or other actions that could have a material adverse effect on our business, financial condition, share price and reputation, including by impairing government contracts and adversely affecting our ability to obtain future contracts and participate in governmental payor programs.
Following the airing of Mr. Vázquez’s allegations, the Company’s board of directors hired outside counsel from Clifford Chance US, LLP, a law firm that had no prior relationship with the Company, to conduct an internal investigation into these allegations. The investigation was completed in February 2008 and concluded that any misconduct was limited to the matters alleged by Mr. Vázquez-Deynes and limited to the period when he was an officer of the Company. No current officer or director of the Company was found to have acted improperly. Our internal controls today are substantially more comprehensive than those in place during the period when these events took place and we believe these controls reduce the possibility of any similar event occurring in the future. Although we cannot predict the outcome of the government investigations described above, management does not currently believe that they will result in actions having a material adverse effect on the Company.
Risks Relating to Taxation
If the Company is considered to be a controlled foreign corporation under the related person insurance income rules for U.S. federal income tax purposes, U.S. persons that own the Company’s shares of Class B common stock could be subject to adverse tax consequences.
The Company does not expect that it will be considered a controlled foreign corporation under the related person insurance income rules (a RPII CFC) for U.S. federal income tax purposes. However, because RPII CFC status depends in part upon the correlation between an insurance company’s shareholders and such company’s insurance customers and the extent of such company’s insurance business outside its country of incorporation, there can be no assurance that the Company will not be a RPII CFC in any taxable year. The

Company does not intend to monitor whether or not it generates RPII or becomes an RPII CFC. If the Company were a RPII CFC in any taxable year, certain adverse tax consequences could apply to U.S. persons that own the Company’s shares of Class B common stock.
If the Company is considered to be a passive foreign investment company for U.S. federal income tax purposes, U.S. persons that own the Company’s shares of Class B common stock could be subject to adverse tax consequences.
The Company does not expect that it will be considered a “passive foreign investment company” (a PFIC) for U.S. federal income tax purposes. However, since PFIC status depends upon the composition of a company’s income and assets and the market value of its assets (including, among others, less than 25 percent owned equity investments and the Company’s ability to use the proceeds from its initial public offering in a timely fashion) from time to time, there can be no assurance that the Company will not be considered a PFIC for any taxable year. The Company’s belief that it is not a PFIC is based, in part, on the fact that the PFIC rules include provisions intended to provide an exception for bona fide insurance companies predominately engaged in an insurance business. However, the scope of this exception is not entirely clear and there are no administrative pronouncements, judicial decisions or Treasury regulations that provide guidance as to the application of the PFIC rules to insurance companies. If the Company were treated as a PFIC for any taxable year, certain adverse consequences could apply to certain U.S. persons that own the Company’s shares of Class B common stock.
Risks Relating to the Regulation of Our Industry
Changes in governmental regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.
Our business is subject to changing Federal and local legal, legislative and regulatory environments, including general business regulations and laws relating to taxation, privacy, data protection and pricing. Please refer to “Item 1—Business — Regulation”. In addition, our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance. Some of the more significant proposed regulatory changes that may affect our business are:
•	initiatives to increase healthcare regulation, including efforts to expand the tort liability of health plans;

•	local government plans and initiatives;

•	legislation to revise Medicare and the Reform; and

•	increased governmental concern regarding fraud and abuse.
The U.S. Congress is developing legislation aimed at patient protection, including proposed laws that could expose insurance companies to damages, and in some cases punitive damages, for certain coverage determinations including the denial of benefits or delay in providing benefits to members. Similar legislation has been proposed in Puerto Rico. Congressional committees are currently considering MedPac recommendations to lower Medicare Advantage rates to ensure financial neutrality with the traditional Medicare program.
Regulations imposed by the Commissioner of Insurance, among other things, influence how our insurance subsidiaries conduct business and solicit subscriptions for shares of capital stock, and place limitations on investments and dividends. Possible penalties for violations of such regulations include fines, orders to cease or change practices or behavior and possible suspension or termination of licenses. The regulatory powers of the Commissioner of Insurance are designed to protect policyholders, not shareholders. While we cannot predict the terms of future regulation, the enactment of new legislation could affect the cost or demand of insurance policies, limit our ability to obtain rate increases in those cases where rates are regulated, otherwise restrict our operations, limit the expansion of our business, expose us to expanded liability or impose additional compliance requirements. In addition, we may incur additional operating expenses in order to comply with new legislation and may be required to revise the ways in which we conduct our business.

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
An adverse review, audit or an investigation could result in one or more of the following:
•	recoupment of amounts we have been paid pursuant to our government contracts;

•	mandated changes in our business practices;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key employees;

•	loss of our right to participate in Medicare, the Reform or other federal or local programs; damage to our reputation;

•	increased difficulty in marketing our products and services;

•	inability to obtain approval for future services or geographic expansions; and

•	loss of one or more of our licenses to act as an insurance company, preferred provider or managed care organization or other licensed entity or to otherwise provide a service.
Our failure to maintain an effective corporate compliance program may increase our exposure to civil damages and penalties, criminal sanctions and administrative remedies, such as program exclusion, resulting from an adverse review. Any adverse review, audit or investigation could reduce our revenue and profitability and otherwise adversely affect our operating results.
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
Furthermore, the Deficit Reduction Act of 2005, or the DRA, signed by the President of the United States on February 8, 2006, directs CMS to conduct an analysis of fee-for-service provider (a provider who receives payment for services based on actual services provided to Medicare beneficiaries and a contractually mandated or CMS-mandated fee schedule) and Medicare Advantage plan treatment and coding practices (methods of documenting medical services provided to and diagnoses of members) and to incorporate any identified differences into benchmark calculations no later than 2008. This revised rate calculation system established by the MMA and amended by the DRA is likely to eventually result in reduced Medicare Advantage payment rates, which could reduce our revenues and cause our profitability to decline. We may also face the risk of reduced or insufficient government funding and we may need to terminate our Medicare Advantage contracts with respect to unprofitable markets, which may have a material adverse effect on our financial position, results of operations or cash flows. In addition, as a result of the competitive bidding process, we may in the future be required to reduce benefits or charge our members an additional premium in order to maintain our current level of profitability, either of which could make our health plans less attractive to members and adversely affect our membership.
CMS’s risk adjustment payment system and budget neutrality factors make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.
CMS has implemented a risk adjustment payment system for Medicare health plans to improve the accuracy of payments and establish incentives for Medicare plans to enroll and treat less healthy Medicare beneficiaries. CMS is phasing in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors including hospital inpatient diagnoses, diagnosis data from ambulatory treatment settings, including hospital outpatient facilities and physician visits, gender, age and Medicaid eligibility. CMS requires that all managed care companies capture, collect and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. As part of the phase-in, during 2003, risk adjusted payments accounted for 10% of Medicare health plan payments, with the remaining 90% being reimbursed in accordance with the traditional CMS demographic rate books. The portion of risk adjusted payments was increased to 30% in 2004, 50% in 2005 and 75% in 2006, and has increased to 100% in 2007. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare premium revenue. There can be no assurance that our contracting physicians and hospitals will be successful in improving the accuracy of recording diagnosis code information, which has an impact on our risk scores.
Payments to Medicare Advantage plans are also adjusted by a “budget neutrality” factor that was implemented in 2003 by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment has favorably impacted payments to all Medicare Advantage plans. The President’s budget for 2005 assumed the phasing out of the budget neutrality adjustments over a five year period from 2007 through 2011. On December 21, 2005, the U.S. Senate passed legislation that reduces federal funding for Medicare Advantage plans by approximately $6.2 billion over five years. Among other changes, the legislation provides for an accelerated phase out of budget neutrality for risk adjustment of payments made to Medicare Advantage plans. The U.S. House of Representatives has passed similar legislation but must approve the final version of the Senate legislation before the legislation can go to the President for signature. These legislative changes may change payments to Medicare Advantage plans in general.
In addition, on August 1, 2007, the U.S. House of Representatives passed the Children’s Health and Medicare Protection Act of 2007 (H.R. 3162), which, among other things, would amend the Social Security Act to improve the federal government’s children’s health insurance program and make other changes under the Medicare and Medicaid programs. H.R. 3162 includes provisions that would gradually reduce

Medicare Advantage payments over a four-year period to equalize payments for services made through Medicare Advantage plans and the traditional fee-for-service Medicare program by 2011. The proposed reductions in Medicare Advantage rates are the result of hearings by the health subcommittee of the House Ways and Means Committee regarding recommendations contained in MedPac’s semi-annual report to Congress on Medicare payment policy dated March 1, 2007. Among other things, MedPac reported that the federal government’s spending on care for beneficiaries in a private Medicare Advantage plan is on average 12% higher than spending on care for beneficiaries through the traditional Medicare program. MedPac recommended a gradual reduction in Medicare Advantage rates to ensure that payment rates between Medicare Advantage plans and the traditional Medicare program are equalized. H.R. 3162 was referred to the Senate on September 4, 2007 for consideration; however, Congress did not enact H.R. 3162. Instead, Congress enacted the Medicare, Medicaid, and SCHIP Extension Act of 2007 in order to protect physician payment reductions through June 30, 2008. This legislation did not include any payment reductions to Medicare Advantage plans, but it included several provisions affecting Medicare Advantage plans, including; (i) extended the statutory authority to allow existing SNPs to continue to operate through December 31, 2009; (ii) placed a moratorium on approval of new SNPs; and (iii) removed $1.5 billion from the stabilization fund for regional preferred provider organizations in 2012, which would have no impact on plans in Puerto Rico. Congress is expected to enact a Medicare bill this year in order to prevent further physician payment reductions. As of the date of this Annual Report on Form 10-K, the U.S. Congress has not enacted H.R. 3162 or other bill that includes the MedPac recommendations from 2007 for gradual reductions in Medicare Advantage payments. In its annual report to Congress dated March 1, 2008, MedPac found that projected Medicare Advantage payments had increased and continued to support financial neutrality between payment rates for fee-for-service and Medicare Advantage programs. Also, MedPac recommended changes to SNPs, including requiring a contract with states to coordinate Medicaid benefits. We cannot provide assurances if, when or to what degree Congress may enact H.R. 3162 or similar legislation, including the MedPac recommendations, but any reduction in Medicare Advantage rates could have a material adverse effect on our revenue, financial position, results of operations or cash flow.
If during the open enrollment season our Medicare Advantage members enroll in another Medicare Advantage plan, they will be automatically disenrolled from our plan, possibly without our immediate knowledge.
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
We are subject to change of control statutes applicable to insurance companies. These statutes regulate, among other things, the acquisition of control of an insurance company or a holding company of an insurance company. Under these statutes, no person may make an offer to acquire or to sell the issued and outstanding voting stock of an insurance company, which constitutes 10% or more of the issued and outstanding stock of an insurance company, or of the total stock issued and outstanding of a holding company of an insurance company, or solicit or receive funds in exchange for the issuance of new shares of our or our insurance subsidiaries’ capital stock, without the prior approval of the Commissioner of Insurance. Our amended and restated articles of incorporation (the articles) prohibit any institutional investor from owning 10% or more of our voting power and any person that is not an institutional investor from owning 5% or more of our voting power. We cannot, however, assure you that ownership of our securities will remain below these thresholds. To the extent that a person, including an institutional investor, acquires shares in excess of these limits, our articles provide that we will have the power to take certain actions, including refusing to give effect to a transfer or instituting proceedings to enjoin or rescind a transfer, in order to avoid a violation of the ownership limitation in the articles. If the Commissioner of Insurance determines that a change of control has occurred, we could be subject to fines and penalties, and in some instances the Commissioner of Insurance would have the discretion to revoke our operating licenses.
We are also subject to change of control limitations pursuant to our BCBSA license agreements. The BCBSA ownership limits restrict beneficial ownership of our voting capital stock to less than 10% for an institutional investor and less than 5% for a noninstitutional investor, both as defined in our articles. In addition, no person may beneficially own shares of our common stock or other equity securities, or a combination thereof, representing a 20% or more ownership interest, whether voting or non-voting, in our company. This provision in our articles cannot be changed without the prior approval of the BCBSA and the vote of holders of at least 75% of our common stock.

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
Certain implementing regulations of HIPAA require us to comply with standards regarding the formats for electronic transmission, and the privacy and security of certain health information within our company and with third parties, such as managed care providers, business associates and our members. These rules also provide access rights and other rights for health plan beneficiaries with respect to their health information. These regulations include standards for certain electronic transactions, including encounter and claims information, health plan eligibility and payment information. Compliance with HIPAA is enforced by the Department of Health and Human Service’s Office for Civil Rights for privacy, CMS for security and electronic transactions, and by the Department of Justice for criminal violations. Further, the Gramm-Leach-Bliley Act imposes certain privacy and security requirements on insurers that may apply to certain aspects of our business as well.
We continue to implement and revise our health information policies and procedures to monitor and ensure our compliance with these laws and regulations. Furthermore, Puerto Rico’s ability to promulgate its own laws and regulations (including those issued in response to the Gramm-Leach-Bliley Act), such as Act No. 194 of August 25, 2000, also known as the Patient’s Rights and Responsibilities Act, including those more stringent than HIPAA, and uncertainty regarding many aspects of such state requirements, make compliance with applicable health information laws more difficult. For these reasons, our total compliance costs may increase in the future.
Puerto Rico insurance laws and regulations and provisions of our articles and bylaws could delay, deter or prevent a takeover attempt that shareholders might consider to be in their best interests and may make it more difficult to replace members of our board of directors and have the effect of entrenching management.
Puerto Rico insurance laws and the regulations promulgated thereunder, and our articles and bylaws may delay, defer, prevent or render more difficult a takeover attempt that our shareholders might consider to be in their best interests. For instance, they may prevent our shareholders from receiving the benefit from any premium to the market price of our common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging takeover attempts in the future.
Our license agreements with the BCBSA require that our articles contain certain provisions, including ownership limitations. See “—If we are deemed to have violated the insurance company change of control provisions in Puerto Rico insurance laws, we may suffer adverse consequences”.
Other provisions included in our articles and bylaws may also have anti-takeover effects and may delay, defer or prevent a takeover attempt that our shareholders might consider to be in their best interests. In particular, our articles and bylaws:
•	permit our board of directors to issue one or more series of preferred stock;

•	divide our board of directors into three classes serving staggered three-year terms;

•	limit the ability of shareholders to remove directors;

•	impose restrictions on shareholders’ ability to fill vacancies on our board of directors;

•	impose advance notice requirements for shareholder proposals and nominations of directors to be considered at meetings of shareholders; and

•	impose restrictions on shareholders’ ability to amend our articles and bylaws.
See also “—If we are deemed to have violated the insurance company change of control provisions in Puerto Rico insurance laws, we may suffer adverse consequences”.
Puerto Rico insurance laws and the regulations promulgated by the Commissioner of Insurance may also delay, defer, prevent or render more difficult a takeover attempt that our shareholders might consider to be in their best interests. For instance, the Commissioner of Insurance must review any merger, consolidation or new issue of shares of capital stock of an insurer or its parent company and make a determination as to the fairness of the transaction. Also, a director of an insurer must meet certain requirements imposed by Puerto Rico insurance laws.
These voting and other restrictions may operate to make it more difficult to replace members of our board of directors and may have the effect of entrenching management regardless of their performance.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We own a seven story (including the basement floor) building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, and two adjacent buildings, as well as the adjoining parking lot. In addition, we own five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico. The properties are subject to liens under our credit facilities. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”.
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
Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such claims, assessments, audits and lawsuits would not have a material adverse effect on our consolidated financial position or results of operations. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could, have a material adverse effect on our operating results and/or cash flows. Where our management believes that a loss is both probable and estimable, such amounts have been recorded. In other cases, it is at least reasonably possible that we may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but we are unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.
Additionally, we may face various potential litigation claims that have not to date been asserted, including claims from persons purporting to have contractual rights to acquire shares of the Corporation on favorable terms or to have inherited such shares notwithstanding applicable transfer and ownership restrictions. See “Item 1A—Risk Factors — Risks Relating to our Capital Stock”.
Sánchez Litigation
On September 4, 2003, José Sánchez and others filed a putative class action complaint against us, present and former directors of the board of directors and our managed care subsidiary, and others, in the United States District Court for the District of Puerto Rico, alleging violations under the Racketeer Influenced and Corrupt Organizations Act (RICO). The class action complaint, which was amended on March 24, 2005, requested damages in excess of $40 million. The plaintiffs purported to represent, among others, providers of medical products and services covered under policies issued or administered by the defendants, as well as the subscribers to those policies. Among other allegations, the suit alleged a scheme to defraud the plaintiffs by acquiring control of our managed care subsidiary through illegally capitalizing our managed care subsidiary and later converting it to a for profit corporation and depriving the shareholders of their ownership rights. The plaintiffs base their allegations on the alleged decisions of our managed care subsidiary’s board of directors and shareholders, purportedly made in 1979, to operate with certain restrictions in order to turn our managed care subsidiary into a charitable corporation. On December 10, 2007, the U.S. Supreme Court dismissed this case and it is now final.
Jordán et al Litigation
On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, TSI and others in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, breach of contract with providers, and damages in the amount of $12.0 million. The plaintiffs also asserted that, in light of TSI’s former tax-exempt status, the assets of TSI belong to a charitable trust held in the benefit of the people of Puerto Rico (the “charitable trust claim”). They also requested that we sell shares to them pursuant to a contract with TSI dated August 16, 1989 regarding the acquisition of shares. We believe that many of the allegations brought by the plaintiffs in this complaint have been resolved in favor of the Corporation and TSI in previous cases brought by the same plaintiffs in the United States District Court for the District of Puerto Rico and in the local courts. The defendants, including us and TSI, answered the complaint, filed a counterclaim and filed several motions to dismiss.
On May 9, 2005, the plaintiffs amended the complaint to allege causes of action similar to those dismissed in the previous case and to seek damages of approximately $207.0 million. Defendants moved to dismiss all claims in the amended complaint. Plaintiffs opposed the motions to dismiss and defendants filed corresponding replies. In 2006, the Court held several hearings concerning these dispositive motions and stayed all discovery until the motions were resolved.
On January 19, 2007, the Court denied a motion by the plaintiffs to dismiss the defendants’ counterclaim for malicious prosecution and abuse of process. The Court ordered plaintiffs to answer the counterclaim by February 20, 2007. Although they filed after the required date, plaintiffs filed an answer to the counterclaim.
On February 7, 2007, the Court dismissed the charitable trust, RICO and violation of due process claims as to all of the plaintiffs. The tort, breach of contract and violation of the Puerto Rico corporations’ law claims were dismissed only against certain of the physician plaintiffs. The Court allowed the count based on antitrust to proceed, and in reconsideration allowed the charitable trust and RICO claims to proceed. We appealed to the Puerto Rico Court of Appeals the denial of the motion to dismiss as to the antitrust allegations and the Court’s decision to reconsider the claims previously dismissed.

On May 30, 2007 the Puerto Rico Court of Appeals granted leave to replead the RICO and antitrust claims only to the physician plaintiffs, consistent with certain requirements set forth in its opinion, to allow the physician plaintiffs the opportunity to cure the deficiencies and flaws the Court found in plaintiffs allegations. The Court dismissed the charitable trust claim as to all plaintiffs, denying them the opportunity to replead that claim, and dismissed the RICO and antitrust claims as to the non-physician plaintiffs. Also, the Court of Appeals granted leave to replead a derivative claim capacity on behalf of the Corporation to the lone shareholder plaintiff. The plaintiffs moved for the reconsideration of this judgment. On July 18, 2007 the Court of Appeals denied the plaintiffs motion for reconsideration, which has granted plaintiffs leave to replead certain matters. On August 17, 2007, plaintiffs filed a petition for certiorari by the Puerto Rico Supreme Court, which we opposed on August 27, 2007. The plaintiffs’ petition for certiorari was denied by the Puerto Rico Supreme Court on November 9, 2007.
Thomas Litigation
On May 22, 2003, a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all others similarly situated and the Connecticut State Medical Society against BCBSA and substantially all of the other Blue Cross and Blue Shield plans in the United States, including our managed care subsidiary. The case is pending before the U.S. District Court for the Southern District of Florida, Miami District.
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
The parties have been ordered to engage in mediation by the District Court, and twenty four plans, including our managed care subsidiary, are actively participating in the mediation efforts. The mediation resulted in the creation of a Settlement Agreement that was filed with the Court on April 27, 2007, and on May 31, 2007, the District Court preliminarily approved the Settlement Agreement. We have recorded an accrual for the estimated settlement, which is included within the accounts payable and accrued liabilities in our audited consolidated financial statements as of and for the year ended December 31, 2007. A final approval hearing for the Settlement Agreement was held on November 14, 2007, after which additional defendants joined the settlement. The Court has yet to issue the final approval of the settlement.
Lens Litigation
On October 23, 2007, Ivonne Houellemont, Ivonne M. Lens and Antonio A. Lens, heirs of Dr. Antonio Lens-Aresti, a former shareholder of TSI, filed a suit against TSI in the Court of First Instance for San Juan, Superior Section. The plaintiffs are seeking the return of 16 shares (prior to giving effect to the 3,000-for-one split) of TSI that were redeemed in 1996, a year after the death of Dr. Lens-Aresti, or compensation in the amount of $40,000 per share which they allege is a share’s present value, alleging that they were fraudulently induced to submit the shares for redemption in 1996. At the time of Dr. Lens-

Aresti’s death, the bylaws of TSI would not have permitted the plaintiffs to inherit Dr. Lens-Aresti’s shares, as those bylaws provided that in the event of a shareholder’s death, shares could be redeemed at the price originally paid for them or could be transferred only to an heir who was either a doctor or dentist. The plaintiffs’ complaint also states that they purport to represent as a class all heirs of the TSI’s former shareholders whose shares were redeemed upon such shareholders’ deaths. On October 31, 2007, the Corporation filed a motion to dismiss the claims as barred by the applicable statute of limitations. On December 21, 2007, the plaintiffs filed an opposition to our motion to dismiss, alleging that the two year statute of limitations is not applicable in connection with the redemption of the stock by the Corporation that took place in 1996. On March 3, 2008, the Corporation filed a reply to plaintiffs’ opposition to the motion to dismiss. In its reply, the Corporation renews its motion to dismiss and further argues that plaintiffs’ argument is wrong because the statute of limitations has expired, pursuant the two year term provide, under the Uniform Security Act of Puerto Rico Civil code for cases of this nature. Management believes that the statute of limitations has expired and expects to prevail in this litigation. Regarding the plaintiffs’ attempt to represent a purported class, as of the date of this Annual Report on Form 10-K, no further efforts have been made by the plaintiffs in this case.
Colón Litigation
On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSI predecessor stock, filed suit against TSI and the Commissioner of Insurance in the Court of First Instance for San Juan, Superior Section. Mr. Colón-Dueño owned one share of TSI predecessor stock that was redeemed in 1999 for its original purchase price pursuant to an order issued by the Commissioner of Insurance requiring the redemption of a total of 1,582 shares that had been previously sold by the company. The Company appealed this Commissioner of Insurance’s order to the Puerto Rico Court of Appeals, which upheld that order by decision dated March 31, 2000. The plaintiff requests that the court direct TSI to return his share of stock and pay damages in excess of $500,000 and attorney’s fees. On January 23, 2008, the Company filed a motion for summary judgment, on the ground inter alia that the finding of the Insurance Commissioner is firm and final and cannot be collaterally attacked in this litigation. Plaintiffs have petitioned the Court to hold the motion in abeyance pending discovery. TSI believes that this claim is meritless, as the validity of the share repurchase was decided by the Court of Appeals in 2000, and plans to vigorously contest this matter.
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
On October 29, 2007, the Court entered summary judgment for CRIM affirming the real property tax assessment of approximately $1.3 million. TSI filed a motion for reconsideration of the Court’s summary judgment decision, which was denied. On November 29, 2007 TSI appealed this determination before the Court of Appeals and has requested an argumentative hearing. On January 19, 2008 CRIM filed an allegation in opposition of TSI’s appeal and on March 3, 2008 TSI filed its response to the allegation submitted by CRIM.
On December 5, 2007, the Court entered a summary judgment for CRIM with respect to the personal property assessment that was notified on January 22, 2008. On January 31, 2008, TSI filed a motion for reconsideration, which was denied. TSI appealed this decision on February 21, 2008 before the Court of Appeals and also requested a consolidation of both property tax cases.
Management believes that these municipal tax assessments are improper and currently expects to prevail in these litigations.

Puerto Rico House of Representatives Investigation
On October 25, 2007, the House of Representatives of the Legislative Assembly (the “House”) of the Commonwealth of Puerto Rico approved a resolution ordering the House’s Committee on Health to investigate TSI, our managed care subsidiary. The resolution states that TSI originally intended to operate as a not-for-profit entity in order to provide low-cost health insurance and improve the health services offered by certain government agencies. The resolution orders the Committee to investigate the effects of TSI’s alleged failure to provide low-cost health insurance, among other obligations, and requires the Committee to prepare and submit a report to the House detailing its findings, conclusions and recommendations on or prior to sixty (60) days from the approval of the resolution. The Committee may refer any finding of wrongdoing to the Secretary of Justice of the Commonwealth for further investigation. We believe that TSI and its predecessor managed care companies have complied with such obligations in all material respects, but cannot predict the outcome of the proposed investigation and are currently unable to ascertain the impact these matters may have on our business, if any.
Item 4. Submissions of Matters to a Vote of Security Holders.
None.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for our Class A common stock. Our Class B common stock was listed and began trading on the New York Stock Exchange (the NYSE) on December 7, 2007 under the trading symbol “GTS”. Prior to this date our Class B common stock had no established public trading market.
The following table presents high and low sales prices for the quarterly period in which our Class B common stock was publicly traded:

	High	Low

Fourth quarter (beginning December 7, 2007)	$21.20	$14.78
On February 29, 2008 the closing price of our Class B common stock on the NYSE was $20.20.
Holders
As of February 28, 2008, there were 16,042,809 and 16,266,554 shares of Class A and Class B common Stock outstanding, respectively. The number of our holders of Class A and Class B common stock as of February 11, 2008 was 1,885 and 4,360, respectively.
Dividends
Subject to the limitations under Puerto Rico corporation law and any preferential dividend rights of outstanding preferred stock, of which there is currently none outstanding, holders of common stock are entitled to receive their pro rata share of such dividends or other distributions as may be declared by our board of directors out of funds legally available therefore.
Our ability to pay dividends is dependent on cash dividends from our subsidiaries. Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us. We are required to maintain minimum capital of

$1.0 million for our managed care subsidiary, $2.5 million for our life insurance subsidiary and $3.0 million for our property and casualty insurance subsidiary. In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing.
In March 2007, we declared and paid dividends amounting to approximately $2.4 million. In January 2006 we declared and paid dividends amounting to $6.2 million. We did not declare any dividends in prior years.
We do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and expand our business. The ultimate decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual limitations and other considerations our board of directors deems relevant.
Securities Authorized for Issuance Under Equity Compensation Plan
The information required by this item is incorporated by reference to the section “Compensation Discussion and Analysis” included in our definitive Proxy Statement.
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
Not applicable.
Performance Graph
The following graph compares the cumulative total return to shareholders on our Class B common stock for the period from December 7, 2007, the date our Class B common stock began trading on the NYSE, through December 31, 2007, with the cumulative total return over such period of (i) the Standard and Poor’s 500 Stock Index (the S&P 500 Index) and (ii) the Morgan Stanley Healthcare Payor Index (the MSHP Index). The graph assumes an investment of $100 on December 7, 2007 in each of our Class B common stock, the S&P 500 Index and the MSHP Index. The performance graph is not necessarily indicative of future performance.
The comparisons shown in the graph are based on historical data and the Corporation cautions that the stock price in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our Class B common stock. Information used in the preparation of the graph was obtained from Bloomberg, a source we believe to be reliable, however, the Corporation is not responsible for any errors or omissions in such information.

	12/7/07	12/14/07	12/21/07	12/28/07	12/31/07
GTS	$100.00	$122.11	$126.07	$134.19	$133.40
S&P500 Index	$100.00	$97.56	$98.66	$98.26	$97.59
MSHP Index	$100.00	$99.53	$101.47	$101.07	$100.38

Item 6. Selected Financial Data.
Statement of Earnings Data

(Dollar amounts in millions, except per share data)	2007	2006 (1)	2005	2004	2003

Years ended December 31,
Premiums earned, net	$1,483.6	1,511.6	1,380.2	1,299.0	1,264.4
Administrative service fees	14.0	14.1	14.4	9.2	8.3
Net investment income	47.2	42.7	29.1	26.8	24.7

Total operating revenues	1,544.8	1,568.4	1,423.7	1,335.0	1,297.4

Net realized investments gains	5.9	0.8	7.2	11.0	8.4
Net unrealized investment gain (loss) on trading securities	(4.1)	7.7	(4.7)	3.0	14.9
Other income, net	3.2	2.3	3.7	3.4	4.7

Total revenues	1,549.8	1,579.2	1,429.9	1,352.4	1,325.4

Benefits and expenses:
Claims incurred	1,223.8	1,259.0	1,208.3	1,115.8	1,065.4
Operating expenses	237.5	236.1	181.7	171.9	165.1

Total operating costs	1,461.3	1,495.1	1,390.0	1,287.7	1,230.5

Interest expense	15.9	16.6	7.6	4.6	3.2

Total benefits and expenses	1,477.2	1,511.7	1,397.6	1,292.3	1,233.7

Income before taxes	72.6	67.5	32.3	60.1	91.7
Income tax expense	14.1	13.0	3.9	14.3	65.4

Net income	58.5	54.5	28.4	45.8	26.3

Basic net income per share (2):	$2.15	2.04	1.06	1.71	0.95

Diluted net income per share:	$2.15	2.04	1.06	1.71	0.95

Dividend declared per common share (3):	$0.82	0.23	—	—	—

Balance Sheet Data

	2007	2006 (1)	2005	2004	2003

December 31,
Cash and cash equivalents	$240.2	81.6	49.0	35.1	47.7

Total assets	$1,659.5	1,345.5	1,137.5	919.7	834.6

Long-term borrowings	$170.9	183.1	150.6	95.7	48.4

Total stockholders’ equity	$482.5	342.6	308.7	301.4	254.3

Additional Managed Care Data (4)

	2007	2006 (1)	2005	2004	2003

Additional Managed Care Data (4)
Years ended December 31,
Medical loss ratio	87.1%	87.6%	90.3%	88.3%	86.6%

Operating expense ratio	11.2%	11.5%	10.8%	10.8%	10.8%

Medical membership (period end)	977,190	979,506	1,252,649	1,236,108	1,235,349

(1)	On January 31, 2006 we completed the acquisition of GA Life (now TSV). The results of operations and financial condition of GA Life are included in this table for the period following the effective date of the acquisition. See note 17 to the audited consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

(2)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 21 of the audited financial consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

(3)	Shareowners holding qualifying shares were excluded from dividend payment. See note 18 of the audited financial consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

(4)	Does not reflect inter-segment eliminations.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2007 and 2006, and consolidated results of operations for 2007, 2006 and 2005. This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.
Overview
We are the largest managed care company in Puerto Rico in terms of membership, with over 45 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the Commercial, Commonwealth of Puerto Rico Health Reform (the Reform) and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plans (PDP)) markets. The Reform is a government of Puerto Rico-funded managed care program for the medically indigent, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico, serve approximately one million members across all regions of Puerto Rico and hold a leading market position covering approximately 25% of the population. For the years ended December 31, 2007 and 2006 respectively, our managed care segment represented approximately 86.1% and 88.6% of our total consolidated premiums earned, net, and approximately 78.3% and 62.2% of our operating income. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 15% (in terms of premiums written) as of December 31, 2006. Our property and casualty segment had a market share of approximately 9% (in terms of direct premiums) as of December 31, 2006.
We participate in the managed care market through our subsidiary, TSI. Our managed care subsidiary is a BCBSA licensee, which provides us with exclusive use of the Blue Shield brand in Puerto Rico. We offer products to the Commercial, including corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement, Reform and Medicare (including Medicare Advantage and PDP) markets.
We participate in the life insurance market through our subsidiary, TSV, and in the property and casualty insurance market through our subsidiary, STS. TSV and STS represented approximately 5.9% and 6.4%, respectively, of our consolidated premiums earned, net for the year ended December 31, 2007 and 14.6% each, of our operating income for that period.

The Commissioner of Insurance of the Commonwealth of Puerto Rico recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the Puerto Rico insurance laws and for determining whether its financial condition warrants the payment of a dividend to its stockholders. No consideration is given by the Commissioner of Insurance of the Commonwealth of Puerto Rico to financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) in making such determinations. See note 24 to our audited consolidated financial statements.
Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results. Except as otherwise indicated, the numbers presented in this Annual Report on Form 10-K do not reflect intersegment eliminations. These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment, but are eliminated in consolidation and do not change net income. The following table shows premiums earned, net and net fee revenue and operating income for each segment, as well as the intersegment premiums earned, service revenues and other intersegment transactions, which are eliminated in the consolidated results:

	Years ended December 31,
(Dollar amounts in millions)	2007	2006	2005

Premiums earned, net:
Managed care	$1,301.8	1,339.8	1,279.5
Life insurance	88.9	86.9	17.1
Property and casualty insurance	96.9	88.5	86.8
Intersegment premiums earned	(4.0)	(3.6)	(3.2)

Consolidated premiums earned, net	$1,483.6	1,511.6	1,380.2

Administrative service fees:
Managed care	$17.2	16.9	15.5
Intersegment premiums earned	(3.2)	(2.8)	(1.1)

Consolidated administrative service fees	$14.0	14.1	14.4

Operating income:
Managed care	$57.4	45.5	16.1
Life insurance	10.7	11.2	3.0
Property and casualty insurance	10.7	11.2	12.3
Intersegment premiums earned	4.7	5.4	2.3

Consolidated operating income	$83.5	73.3	33.7

We have one-year contracts with the government of Puerto Rico to be the Reform insurance carrier for two of the eight geographical regions into which Puerto Rico is divided for purposes of the Reform. In October 2006, the contract for the Metro-North region, for which we were the carrier, was awarded to another managed care company, effective November 1, 2006. The premiums earned, net of the Metro-North region during the years 2006 and 2005 amounted to $161.6 million and $200.9 million, respectively. The operating income of this region during the years 2006 and 2005 amounted to $5.4 million and $3.5 million, respectively.
Results of Operations
Revenue
General. Our revenue consists primarily of (i) premium revenue we generate from our managed care business, (ii) administrative service fees we receive for administrative services provided to self-insured employers (ASO), (iii) premiums we generate from our life insurance and property and casualty insurance businesses and (iv) investment income.

Managed Care Premium Revenue. Our revenue primarily consists of premiums earned from the sale of managed care products to the Commercial market sector, including corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement, as well as to the Medicare Advantage (including PDP) and Reform sectors. We receive a monthly payment from or on behalf of each member enrolled in our commercial managed care plans (excluding ASO). We recognize all premium revenue in our managed care business during the month in which we are obligated to provide services to an enrolled member. Premiums we receive in advance of that date are recorded as unearned premiums.
Premiums are generally fixed by contract in advance of the period during which healthcare is covered. Our Commercial premiums are generally fixed for the plan year in the annual renewal process. Our Medicare Advantage contracts entitle us to premium payments from CMS on behalf of each Medicare beneficiary enrolled in our plans, generally on a per member per month (PMPM) basis. We submit rate proposals to CMS in June for each Medicare Advantage product that will be offered beginning January 1 of the subsequent year in accordance with the new competitive bidding process under the MMA. Retroactive rate adjustments are made periodically with respect to our Medicare Advantage plans based on the aggregate health status and risk scores of our plan participants.
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
Other Premium Revenue. Other premium revenue includes premiums generated from the sale of life insurance and property and casualty insurance products. Premiums on life insurance policies are billed in the month prior to the effective date of the policy, with a one-month grace period, and the related revenue is recorded as earned during the coverage period. If the insured fails to pay within the one-month grace period, we may cancel the policy. We recognize premiums on property and casualty contracts as earned on a pro rata basis over the policy term. Property and casualty policies are subscribed through general agencies, which bill policy premiums to their clients in advance or, in the case of new business, at the inception date and remit collections to us, net of commissions. The portion of premiums related to the period prior to the end of coverage is recorded in the consolidated balance sheet as unearned premiums and is transferred to premium revenue as earned.
Investment Income and Other Income. Investment income consists of interest income and other income consists of net realized gains on investment securities. See note 2(e) to our audited consolidated financial statements.
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
In recent years, we have experienced a decrease in our fully insured commercial membership due to the highly aggressive pricing of our competitors, which has also affected our ability to increase premiums, and the shifting of Medicare eligibles from our Medicare Supplement program to Medicare Advantage plans offered by our competitors and, to a lesser extent, ourselves. Membership in our Reform program has also been affected by the shifting of Reform program members to such Medicare Advantage plans.
We believe that the Medicare Advantage program (including PDP) provides a significant opportunity for growth in membership. We commenced offering Medicare Advantage products in 2005, with the introduction of our Medicare Selecto and Medicare Optimo plans. Membership enrolled in our Medicare Advantage programs increased by 40.6% in 2007; from 27,078 as of December 31, 2006 to 38,070 members as of December 31, 2007. In January 2006, we launched our stand-alone PDP plan, FarmaMed, which as of December 31, 2007, had 11,175 members. We expect that Medicare Advantage enrollment will continue to growth, but not at the same pace as in this initial period.
The following table sets forth selected membership data as of the dates set forth below:

	As of December 31,
	2007	2006	2005

Commercial (1)	574,251	580,850	612,218
Reform (2)	353,694	357,515	628,438
Medicare (3)	49,245	41,141	11,993

Total	977,190	979,506	1,252,649

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

(2)	Enrollment for 2005 includes the Metro-North region. The contract for this region was not renewed effective November 1, 2006.

(3)	Includes Medicare Advantage as well as stand-alone PDP plan membership.

Significant Transactions
Effective January 31, 2006, we completed the acquisition of 100% of the common stock of GA Life for $37.5 million, and effective June 30, 2006 we merged the operations of our former life insurance subsidiary, SVTS, into GA Life (now TSV). GA Life’s results of operations and financial condition are included in our consolidated financial statements for the period following January 31, 2006. Our historical results of operations and “comparable basis” information for 2005 are included in the following tables. Comparable basis information was determined by adding the historical statements of earnings of GA Life from February 1, 2005 to December 31, 2005 to our statement of earnings for the year 2005. Comparable basis information is presented in order to provide a more meaningful comparison of the 2006 and 2005 periods. Comparable basis is not calculated in accordance with GAAP and is not intended to represent or be indicative of the results of operations that would have been reported by us had the acquisition been completed as of January 31, 2005. In addition, comparable basis information does not adjust for the inclusion in our 2006 results the coinsurance funds withheld agreement with GA Life during January of that year. Comparable basis information, unlike the pro forma financial information included in note 17 of the audited financial consolidated financial statements for the years ended December 31, 2007, 2006 and 2005, does not reflect adjustments, such as interest expense associated with indebtedness incurred in connection with the acquisition.
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

Consolidated Operating Results
The following table sets forth our consolidated operating results for the years ended December 31, 2007, 2006 and 2005. The 2006 historical results of operations of GA Life (nowTSV) are included in the following table for the period following January 31, 2006, the effective date of the acquisition. The 2005 comparable basis information is presented to provide a more meaningful comparison of the 2006 and 2005 periods, see “Significant Transactions — Consolidated” included in this Item.

			Comparable
(Dollar amounts in millions)	2007	2006	Basis 2005	2005

Years ended December 31,
Revenues:
Premiums earned, net	$1,483.6	1,511.6	1,441.8	1,380.2
Administrative service fees	14.0	14.1	14.4	14.4
Net investment income	47.2	42.7	39.7	29.1

Total operating revenues	1,544.8	1,568.4	1,495.9	1,423.7
Net realized investment gains	5.9	0.8	11.6	7.2
Net unrealized investment gain (loss) on trading securities	(4.1)	7.7	(4.7)	(4.7)
Other income, net	3.2	2.3	3.7	3.7

Total revenues	1,549.8	1,579.2	1,506.5	1,429.9

Benefits and expenses:
Claims incurred	1,223.8	1,259.0	1,237.3	1,208.3
Operating expenses	237.5	236.1	213.2	181.7

Total operating costs	1,461.3	1,495.1	1,450.5	1,390.0
Interest expense	15.9	16.6	9.0	7.6

Total benefits and expenses	1,477.2	1,511.7	1,459.5	1,397.6

Income before taxes	72.6	67.5	47.0	32.3

Income tax expense	14.1	13.0	3.1	3.9

Net income	$58.5	54.5	43.9	28.4

Year ended December 31, 2007 compared with the year ended December 31, 2006
Operating Revenues
Consolidated premiums earned, net and administrative service fees decreased by $28.1 million, or 1.8%, to $1,497.6 million during the year ended December 31, 2007 compared to the year ended December 31, 2006. This decrease was primarily due to a decrease in the premiums earned, net in our managed care segment, principally due to the decreased volume of the Reform business after the termination of the contract for the Metro-North region, offset in part by the growth of our Medicare Advantage business and the increases in premium rates of the Reform business during 2007.
Consolidated net investment income presented an increase of $4.5 million, or 10.5%, to $47.2 million during the year ended December 31, 2007. This increase is primarily the result of an increase of $3.5 million attributed to a higher yield in 2007, a higher balance of invested assets and the acquisition of GA Life effective January 31, 2006. Net investment income earned by GA Life during the month of January 2006 amounted to $1.0 million, which is not included in our consolidated financial statements.
Net Realized Investment Gains
Consolidated net realized investment gains increased by $5.1 million to $5.9 million during 2007. This increase is primarily the result of higher sales of investments in 2007, particularly in trading securities, in order to keep the portfolio within our established targets in each investment sector.
Net Unrealized Gain (Loss) on Trading Securities and Other Income, Net
The combined balance of our consolidated net unrealized loss on trading securities and other income, net was a loss of $0.9 million during the year ended December 31, 2007, a decrease of $10.9 million, as compared to the combined gain of $10.0 million in 2006. This decrease is attributable to the net result of the unrealized loss on the trading portfolio, offset in part by an increase in the fair value of the derivative component of our investment in structured notes linked to foreign stock indexes. This unrealized loss on trading securities is due to the sale of one equity portfolio which had a net unrealized gain at the time of sale. This sale had the effect of eliminating the unrealized gain that was offsetting unrealized losses in our trading portfolio.
Claims Incurred
Consolidated claims incurred during the year ended December 31, 2007 decreased by $35.2 million, or 2.8%, to $1,223.8 million when compared to the claims incurred during the year ended December 31, 2006. This decrease is principally due to decreased claims in the managed care segment as a result of the decreased volume of the Reform business due to the termination of the contract for the Metro-North region, net of increased enrollment in the Medicare Advantage business. The consolidated loss ratio decreased by 0.8 percentage points, to 82.5% in the 2007 period. The lower loss ratio is mainly the result of an overall increase in premium rates, lower utilization trends and a change in the mix of business. During the year ended December 31, 2007, the weight in the mix of business of the managed care segment corresponding to the Reform business decreased as a result of the termination of the contract for the Metro-North area. The Reform business has a higher loss ratio than other businesses within this segment. On the other hand, the Medicare Advantage business, which has a lower loss ratio than other businesses within the managed care segment, has a higher weight in the mix of business in the 2007 period.
Operating Expenses
Consolidated operating expenses during the year ended December 31, 2007 increased by $1.4 million, or .6%, to $237.5 million as compared to operating expenses during the 2006 period. This increase is primarily attributed to increases in professional services expense (mainly legal expenses), normal increases in payroll and payroll related expense, as well as higher technology related costs due to the new systems initiative of our managed care subsidiary. This increase is offset in part by the decrease in the operating expenses for the Reform business resulting from the reduction in volume of this business. The consolidated operating expense ratio increased by 0.4 percentage points during the 2007 period mainly due to fixed expenses not affected by a reduction in volume.

Income tax expense
The consolidated effective tax rate remained flat, with a slight increase of 0.1 percentage points, from 19.3% in 2006 to 19.4% in 2007.
Year ended December 31, 2006 compared with the year ended December 31, 2005
Operating Revenues
Consolidated premiums earned, net and administrative service fees increased $131.1 million, or 9.4%, to $1,525.7 million in 2006 compared to 2005. On a comparable basis, including GA Life’s results from both periods, consolidated earned premiums, net and administrative service fees increased by $69.5 million, or 4.8%. These increases were primarily due to an increase in the operating revenues of our managed care segment, which was attributable principally to strong growth from our Medicare Advantage and PDP products, offset in part by the Reform sector due to the loss of the Metro-North region.
Consolidated net investment income increased by $13.6 million, or 46.7%, to $42.7 million in 2006. On a comparable basis, consolidated net investment income increased by $3.0 million, or 7.6%, in 2006. This increase was primarily the result of a higher balance of invested assets and an increase in yield during 2006.
Net Realized Investment Gains
Consolidated net realized investment gains decreased by $6.4 million, or 88.9%, to $0.8 million in 2006. On a comparable basis, consolidated net realized investment gains decreased by $10.8 million, or 93.1%. This decrease was primarily the result of high levels of sales of investments in 2005 in order to take advantage of a temporary reduction in the capital gains tax rate for sales of long-term capital assets, thus causing relatively significant gains to be realized in the 2005 period.
Net Unrealized Gain (Loss) on Trading Securities and Other Income, Net
The combined balance of our consolidated net unrealized gain on trading securities and other income, net was $10.0 million during the 2006 period, an increase of $11.0 million on both an actual and comparable basis. This increase is attributable to unrealized equity securities gains in our trading portfolios. The unrealized loss in 2005 arose upon the sale of securities in a gain position to take advantage of the temporary reduction in capital gains tax rate, as discussed above.
Claims Incurred
Consolidated claims incurred during 2006 increased by $50.7 million, or 4.2%, to $1,259.0 million in 2006 when compared to the claims incurred from 2005 levels. On a comparable basis, the consolidated claims incurred increased by $21.7 million, or 1.8%, principally due to increased claims in the managed care segment as a result of increased enrollment in the Medicare Advantage and PDP sectors, net of a decrease in the Reform sector. In addition, the loss ratio on a comparable basis decreased by 2.5 percentage points from 85.8% to 83.3%.
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
Interest Expense
Consolidated interest expense for the year ended December 31, 2006 increased by $9.0 million to $16.6 million. On a comparable basis, consolidated interest expense increased by $7.6 million, primarily due to the interest expense corresponding to new debt incurred during the fourth quarter of 2005 and during the first quarter of 2006 in connection with the GA Life acquisition.

Income Tax Expense
The consolidated effective tax rate increased by 7.2 percentage points, from 12.1% in 2005 to 19.3% in 2006, primarily due to an increase in taxable investment income, which was offset in part by an increase in net income relating to the life insurance segment, which has a lower effective tax rate than the other lines of business.
Managed Care Operating Results
We offer our products in the managed care segment to three distinct market sectors in Puerto Rico: Commercial, Reform and Medicare (including Medicare Advantage and PDP). For the year ended December 31, 2007, the Commercial sector represented 47.5% and 22.0% of our consolidated premiums earned, net and operating income, respectively. During the same period the Reform sector represented 21.7% and 16.9%, of our consolidated premiums earned, net and our operating income, respectively. Premiums earned, net and operating income generated from our Medicare contracts (including PDP) during the year ended December 31, 2007 represented 16.9% and 11.3%, respectively, of our consolidated earned premiums, net and operating income, respectively.

(Dollar amounts in millions, except enrollment data)	2007	2006	2005

Years ended December 31,
Medical operating revenues:
Medical premiums earned, net:
Commercial	$718.7	713.2	734.5
Reform	327.5	455.8	510.8
Medicare	255.6	170.8	34.2

Medical premiums earned	1,301.8	1,339.8	1,279.5
Administrative service fees	17.2	16.9	15.5
Net investment income	19.7	18.8	17.0

Total medical operating revenues	1,338.7	1,375.5	1,312.0

Medical operating costs:
Medical claims incurred	1,133.2	1,173.6	1,155.9
Medical operating expenses	148.1	156.4	140.0

Total medical operating costs	1,281.3	1,330.0	1,295.9

Medical operating income	$57.4	45.5	16.1

Additional data:
Member months enrollment:
Commercial:
Fully-insured	4,983,980	5,272,987	5,632,249
Self funded	1,930,850	1,861,833	1,840,716

Total commercial	6,914,830	7,134,820	7,472,965
Reform	4,262,248	6,484,270	7,465,777
Medicare	554,040	461,718	71,947

Total member months	11,731,118	14,080,808	15,010,689

Medical loss ratio	87.1%	87.6%	90.3%
Medical expense ratio	11.2%	11.5%	10.8%
Year ended December 31, 2007 compared with the year ended December 31, 2006
Medical Operating Revenues
Medical premiums earned during 2007 decreased by $38.0 million, or 2.8%, to $1.3 billion when compared to earned premiums during 2006, principally as a result of the following:
•	Medical premiums earned in the Reform business decreased by $128.3 million, or 28.1%, to $327.5 million during the 2007 period. This fluctuation is due to a decrease in member months enrollment in the Reform business by 2,222,022, or 34.3%, mainly as the result of the termination of the contract for the Metro-North region, the tightening of membership restrictions by the Puerto Rico government, and the shift in membership of dual eligibles to Medicare Advantage policies offered by us and our competitors. The member months enrollment of the Metro-North region was 2,040,714 during the year ended December 31, 2006. The effect of this decrease in membership was mitigated by an increase in premium rates, effective July 1, 2007, of approximately 8.7% and a retroactive increase in rates of approximately 6.7% effective November 1, 2006.
•	Medical premiums generated by the Medicare business increased during 2007 by $84.8 million, or 49.6%, to $255.6 million, primarily due to an increase in member months enrollment of 92,322, or 20.0%. The increase in member months is the net result of an increase of 135,238, or 48.1%, in the membership of our Medicare Advantage products and a decrease of 42,916, or 23.8%, in the membership of our PDP product. We expect that Medicare Advantage enrollment will continue to experience growth, but at a slower pace than in prior periods. In addition, the segment recognized an additional premium adjustment of $3.2 million related to the 2006 risk scores review performed by CMS.

•	Medical premiums generated by the Commercial business increased by $5.5 million, or 0.8%, to $718.7 million during the 2007 period. This increase is primarily the result of an increase in average premium rates of 6.5%, partially offset by a decrease in member months enrollment of 289,007, or 5.5%.
Administrative service fees increased by $0.3 million, or 1.8%, to $17.2 million during the 2007 period due to an increase in member months enrollment of self-funded arrangements of 69,017, or 3.7%, and to a shift of several self-funded groups to arrangements where the administrative service fee is based on contracts instead of claims paid.
Medical Claims Incurred
Medical claims incurred during the year ended December 31, 2007 decreased by $40.4 million, or 3.4%, to $1.1 billion when compared to the year ended December 31, 2006. The decrease in medical claims incurred is mostly related to the medical claims incurred of the Reform business, which decreased by $119.9 million due its decreased enrollment, partially offset by a combined increase of $85.7 million in the medical claims incurred of the Medicare Advantage and PDP businesses due to an increase in members. The medical loss ratio decreased by 0.5 percentage points during the 2007 period, to 87.1%, primarily due to an overall increase in premium rates, lower utilization trends and a change in the mix of business of the segment. During the year ended December 31, 2007 the weight in the mix of business corresponding to the Reform business decreased as a result of the termination of the contract for the Metro-North area. The Reform business has a higher medical loss ratio than other businesses within the segment. On the other hand, the Medicare Advantage business, which has a lower medical loss ratio than other businesses, had a higher weight in the mix of business in the 2007 period.
Medical Operating Expenses
Medical operating expenses for the year ended December 31, 2007 decreased by $8.3 million, or 5.3%, to $148.1 million when compared to 2006. This decrease is primarily attributed to the decrease in direct costs of the Reform business due to its reduction in volume. The segment’s operating expense ratio decreased by 0.3 percentage points during the 2007 period.
Year ended December 31, 2006 compared with the year ended December 31, 2005
Medical Operating Revenues
Medical premiums earned during 2006 increased by $60.3 million, or 4.7%, to $1.3 billion when compared to earned premiums during 2005, principally as a result of the following:
•	Medical premiums generated by the Medicare Advantage business increased during 2006 by $136.6 million, or 399.4%, primarily due to an increase in member months enrollment of 389,771, or 541.7%. The increase in member months enrollment is the result of an increase of 209,327, or 290.9%, in the membership of our Medicare Advantage product and a members months enrollment 180,444 of our new PDP product. The increase in members of our Medicare Advantage business reflects the initial ramp-up of this business, which commenced in 2005, and the introduction of additional Medicare Advantage policies. In January 2006, we expanded our Medicare Advantage business with the introduction of Medicare Platino for the dual-eligible population, the medically indigent Medicare-qualified beneficiaries. Also in January 2006, we introduced a new PDP product, FarmaMed, which had premiums of $15.1 million during the 2006 period. In 2006, many members of our PDP business transferred to one of our Medicare Advantage policies, we expect this trend to continue in 2007 and, as a result, to experience a decrease in the enrollment of this business.
•	During 2006, member months enrollment in the Reform business decreased by 981,507, or 13.1%, and premiums earned during the year decreased by $55.0 million, or 10.8%. This business experienced a decrease in its member months as a result of the termination of the Metro-North region effective November 1, 2006. Monthly premiums earned from the Metro-North region averaged approximately $16.2 million in 2006. In addition, this business also experienced a shift in membership by dual eligibles to Medicare Advantage policies offered by us and our competitors and a tightening of membership restrictions by the government of Puerto Rico. The effect of this decrease in membership was mitigated by an increase in premium rates, effective August 1, 2005, of approximately 5.0%.

•	Medical premiums generated by the Commercial sector decreased by $21.3 million, or 2.9%. This decrease was due to a decrease in member months of 359,262, or 6.4%, primarily as a result of the loss of several fully-insured accounts due to aggressive pricing by our competitors as well as qualified enrollees transferring to our or our competitors’ Medicare Advantage policies and fully-insured groups changing to self-funded arrangements, offset in part by an average increase in premium rates of approximately 3.7%.
Administrative service fees increased by $1.4 million, or 9.0%, to $16.9 million during the 2006 period due to an increase in member months enrollment of self-funded arrangements of 21,117, or 1.1%, and increases in fee rates.
Medical Claims Incurred
Medical claims incurred during 2006 increased by $17.7 million, or 1.5%, to $1.2 billion when compared to 2005. The increase in medical claims incurred was mostly related to the medical claims incurred of the Medicare business, which increased by $92.7 million during the 2006 period due to an increase in members, mitigated by a decrease of $66.7 million in medical claims incurred related to the decreased enrollment of the Reform business. The medical loss ratio decreased by 2.7 percentage points during the 2006 period, to 87.6%, primarily driven by lower utilization trends in the Reform business and the increased relative contribution in the 2006 period of our Medicare Advantage business, which has had a lower medical loss ratio than our other businesses.
Medical Operating Expenses
Medical operating expenses for 2006 increased by $16.4 million, or 11.7%, to $156.4 million when compared to 2005. This increase was primarily attributed to additional administrative costs related to the growth of our Medicare Advantage business of approximately $9.8 million and an increase of $4.4 million in technology-related costs and ordinary course payroll and payroll related increases. The segment’s operating expense ratio increased by 0.7 percentage points during the 2006 period.
Life Insurance Operating Results
The 2006 historical results of operations of GA Life (now TSV) are included in this table for the period following January 31, 2006, the effective date of the acquisition. The 2005 comparable basis information included in the following table is presented to provide a more meaningful comparison of the 2006 and 2005 periods, see “Significant Transactions — Consolidated” included in this Item.

			Comparable
(Dollar amounts in millions)	2007	2006	Basis 2005	2005

Years ended December 31,
Operating revenues:
Premiums earned, net
Premiums earned, net	$97.4	91.9	87.9	24.2
Premiums earned ceded	(8.8)	(9.7)	(10.1)	(8.0)
Assumed premiums earned	—	4.4	0.4	0.4

Net premiums earned	88.6	86.6	78.2	16.6
Commission income on reinsurance	0.3	0.3	0.5	0.5

Premiums earned, net	88.9	86.9	78.7	17.1
Net investment income	15.0	13.7	13.6	3.0

Total operating revenues	103.9	100.6	92.3	20.1

Operating costs:
Policy benefits and claims incurred	45.7	43.6	37.9	8.9
Underwriting and other expenses	47.5	45.8	39.7	8.2

Total operating costs	93.2	89.4	77.6	17.1

Operating income	$10.7	11.2	14.7	3.0

Additional data:
Loss ratio	51.4%	50.2%	48.2%	52.0%
Expense ratio	53.4%	52.7%	50.4%	48.0%
Year ended December 31, 2007 compared with the year ended December 31, 2006
Operating Revenues
Premiums earned for the segment increased by $5.5 million, or 6.0%, to $97.4 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006, principally reflecting the acquisition of GA Life effective January 31, 2006. Premiums earned by GA Life during the month of January 2006 were $6.6 million, which are not reflected in our consolidated financial statements. Eliminating the effect of GA Life’s premiums for the month of January 2006, the premiums earned in the segment decreased by $1.1 million. For the year ended December 31, 2007, the premiums generated by the segment’s group disability and group life businesses decreased by $2.6 million and $1.0 million, respectively, offset in part by an increase in the individual life and cancer business of $2.3 million and $0.3 million, respectively.
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
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the year ended December 31, 2007 increased by $2.1 million, or 4.8%, to $45.7 million in the 2007 period when compared to the 2006 period, principally reflecting the acquisition of GA Life effective January 31, 2006. Policy benefits and claims incurred by GA Life during the month of January 31, 2006, net of the effect of the coinsurance agreement, were $1.0 million. Eliminating the effect of GA Life’s policy benefits and claims incurred for the month of January 2006, this segment presented an increase of $1.1 million. This increase is primarily driven by increases in the benefits of the cancer and group life business of $2.0 million and $1.0 million, respectively, and to an increase in policy surrenders of $1.2 million. These increases were partially offset by decreases in the benefits of the group disability and individual life businesses of $1.3 and $1.6 million, respectively. The segment’s loss ratio increased by 1.2 percentage points, from 50.2% in 2006 to 51.4% in the 2007 period, principally as a result of the inclusion of twelve months of GA Life benefits and claims incurred in the 2007 period (as compared to eleven months in 2006) and a higher loss ratio in the cancer business.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $1.7 or 3.7%, during the year ended December 31, 2007. Considering the effect of underwriting and other expenses of $1.7 million incurred by GA Life during the month of January 2006, net of the effect of the coinsurance agreement, the underwriting and other expenses of the segment remained flat during the 2007 period. The segment’s operating expense ratio increased by 0.7 percentage points during the year 2007, from 52.7% in 2006 to 53.4% in 2007.
Year ended December 31, 2006 compared with the year ended December 31, 2005
Operating Revenues
Premiums earned net for the segment increased by $67.7 million, or 279.8%, to $91.9 million in 2006 compared to 2005, principally reflecting the acquisition of GA Life in 2006. On a comparable basis, premiums earned during 2006 increased by $4.0 million, or 4.6%. This increase was primarily the result of an increase in the life business attributed to an increase in sales of new ordinary life and monthly debt ordinary insurance (MDO) policies, as well as an increase in the cancer and other dreaded diseases business.
Our 2006 results reflect $4.4 million of premiums assumed under the coinsurance funds withheld agreement with GA Life, which represents our share of premiums for the month of January 2006. The effects of the reinsurance transactions corresponding to this agreement were eliminated for consolidated financial statement purposes for the period following January 31, 2006.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred in 2006 increased by $34.7 million, or 389.9%, to $43.6 million in the 2006 period when compared to the 2005 period. On a comparable basis, policy benefits and claims incurred increased by $5.7 million, or 15.0%, due in part to our share of claims and actuarial reserves for the month of January 2006 under the coinsurance agreement with GA Life amounting to $2.3 million. In addition, this segment also experienced increases in death benefits, policy surrenders and policy reserves of approximately $3.6 million, primarily as the result of new sales in the ordinary life and MDO business and to the natural growth of actuarial reserves with respect to aging policies. The latter factor was principally responsible for the increase in the loss ratio on a comparable basis by 2.0 percentage points, from 48.2% in 2005 to 50.2% in 2006.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased from $8.2 million to $45.8 million in 2006 period. On a comparable basis, underwriting and other expenses increased by $6.1 million, or 15.4%. The segment’s operating expense ratio on a comparable basis increased by 2.3 percentage points, from 50.4% in 2005 to 52.7% in 2006. The increase in underwriting and other expenses includes $1.8 million relating to our share of commissions and other operating expenses for the month of January 2006 under the coinsurance agreement with GA Life. The remaining increase in operating expenses was mostly related to management fees charged by TSM and an increase in amortization expense resulting from deferred policy acquisition costs and value of business acquired arising from the acquisition of GA Life.

Property and Casualty Insurance Operating Results

(Dollar amounts in millions)	2007	2006	2005

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$170.9	158.9	151.1
Premiums ceded	(69.1)	(65.7)	(59.2)
Change in unearned premiums	(4.9)	(4.7)	(5.1)

Premiums earned, net	96.9	88.5	86.8
Net investment income	11.8	9.6	8.7

Total operating revenues	108.7	98.1	95.5

Operating costs:
Claims incurred	44.9	41.7	43.6
Underwriting and other operating expenses	53.1	45.2	39.6

Total operating costs	98.0	86.9	83.2

Operating income	$10.7	11.2	12.3

Additional data:
Loss ratio	46.3%	47.1%	50.2%
Expense ratio	54.8%	51.1%	45.6%
Combined ratio	101.1%	98.2%	95.8%
Year ended December 31, 2007 compared with the year ended December 31, 2006
Operating Revenues
Total premiums written during the year ended December 31, 2007 increased by $12.0 million, or 7.6%, to $170.9 million, principally as a result of increases in the commercial multi-peril, auto and dwelling lines of business by $6.2 million, $3.2 million and $1.8 million, respectively.
Premiums ceded to reinsurers increased by $3.4 million, or 5.2%, to $69.1 million during 2007. The ratio of premiums ceded to premiums written decreased by 0.9 percentage points, from 41.3% in 2006 to 40.4% in 2007 primarily as a result of lower costs of facultative reinsurance and the effects of the mix of business.
Claims Incurred
Claims incurred during the year ended December 31, 2007 increased by $3.2 million, or 7.7%, to $44.9 million. The loss ratio decreased by 0.8 percentage points during this period, to 46.3% in 2007, primarily as the result of the segment’s adherence to underwriting guidelines and enhancements to the claims handling process, which included hiring additional in-house claim adjusters. These efforts have resulted in improved loss ratios in the commercial multi-peril, general liability, auto liability and commercial auto physical damage lines of business.
Underwriting and Other Operating Expenses
Underwriting and other operating expenses for the year ended December 31, 2007 increased by $7.9 million, or 17.5%, to $53.1 million. The operating expense ratio increased by 3.7 percentage points during the same period, to 54.8% in 2007. This increase is primarily due to increases in net commission expense, payroll and payroll related expenses, corporate costs allocations and a provision for a possible loss contingency. The segment has also experienced an increase in its depreciation expense, including the depreciation and amortization expense related to the segment’s investment in a new IT system.

Year ended December 31, 2006 compared with the year ended December 31, 2005
Operating Revenues
Total premiums written during 2006 increased by $7.8 million, or 5.2%, to $158.9 million, principally as a result of increases in the dwelling and commercial property mono-line, commercial multi-peril and auto physical damage lines of business.
Premiums ceded to reinsurers increased by $6.5 million, or 11.0%, to $65.7 million as a result of an increase in the portion of risk ceded to reinsurers and to increases in the cost of reinsurance, particularly in non-proportional treaties, including catastrophe coverage. The ratio of premiums ceded to premiums written increased by 2.1 percentage points, from 39.2% in 2005 to 41.3% in 2006 as a result of the same factors.
Claims Incurred
Claims incurred in the 2006 period decreased by $1.9 million, or 4.4%, to $41.7 million, mostly as the result of the segment’s efforts to improve the quality of underwriting and improvements in the claims handling process. The loss ratio decreased by 3.1 percentage points during this period, to 47.1%.
Underwriting and Other Operating Expenses
Underwriting and other operating expenses in 2006 increased by $5.6 million, or 14.1%, to $45.2 million. The operating expense ratio increased by 5.5 percentage points during the same period, to 51.1% in 2006. This increase was primarily due to increases in commission expenses due to commission rate increases reflecting market conditions and increased salaries and benefits expenses, as well as costs associated with the implementation of new IT systems.

Liquidity and Capital Resources
Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(dollar amounts in millions)	2007	2006	2005

Years ended December 31,
Sources of cash:
Cash provided by operating activities	$115.9	75.6	50.8
Net proceeds from investments sold	1.0	—	—
Proceeds from long-term borrowings	—	35.0	60.0
Proceeds from short-term borrowings	54.5	117.8	174.1
Proceeds from annuity contracts	6.1	6.0	11.5
Net proceeds from initial public offering	70.3	—	—
Other	—	—	3.9

Total sources of cash	247.8	234.4	300.3

Uses of cash:
Net purchases of investment securities	—	(9.3)	(94.7)
Acquisition of GA Life, net of cash acquired	—	(27.8)	—
Capital expenditures	(9.4)	(11.9)	(7.6)
Dividends	(2.4)	(6.2)	—
Payments of long-term borrowings	(12.1)	(2.5)	(5.1)
Payments of short-term borrowings	(54.5)	(119.5)	(174.0)
Surrenders of annuity contracts	(7.4)	(16.0)	(5.1)
Other	(3.4)	(8.7)	—

Total uses of cash	(89.2)	(201.9)	(286.5)

Net increase in cash and cash equivalents	$158.6	32.5	13.8

Year ended December 31, 2007 compared to year ended December 31, 2006
Cash provided by operating activities increased by $40.3 million, or 53.3%, to $115.9 million for the year ended December 31, 2007, principally due to the net effect of an increase of $14.2 million in net proceeds received from the sale of trading securities, a reduction in claims paid of $54.4 million, a reduction in cash paid to suppliers and employees of $8.6 million, partially offset by a reduction in premiums collected of $16.2 million. These fluctuations were impacted by the termination of the contract for the Metro-North region of our managed care segment. In addition, in 2007 there was an increase of $23.1 million in the amount of income taxes paid that is the result of the higher taxable income in 2007 of our managed care subsidiary, which has a higher effective tax rate than the other segments.
Proceeds from long-term borrowings amounted to $35.0 million during 2006 as a result of the issuance and sale of our 6.7% senior unsecured notes during the first quarter of 2006, which were used for the acquisition of GALife.
On December 2007, the Corporation received net proceeds amounting to $70.3 million upon our initial public offering.
On January 31, 2006, we acquired GA Life at a cost of $27.8 million, net of $10.4 million of cash acquired.
Capital expenditures decreased by $2.5 million as the result of the completion of the renovation of a building adjacent to our corporate headquarters which was completed during the last quarter of 2006. In addition, our property and casualty insurance segment acquired new hardware and software as part of its new insurance application during 2006.
In March 2007, we declared and paid dividends to our stockholders amounting to $2.4 million.

On August 1, 2007, we repaid the outstanding balance of $10.5 million of one of our secured term loans upon its maturity.
Year ended December 31, 2006 compared to year ended December 31, 2005
Cash provided by operating activities increased by $24.8 million, or 48.8%, to $75.6 million during 2006, principally due to a 10% increase in premiums collected, offset in part by a 4% increase in claims losses and benefits paid, reflecting primarily lower utilization trends in the managed care segment during 2006. In addition, our operating cash flows during 2006 include the operating cash flows of GA Life, which were not present in prior years. This increase in cash was offset in part by a decrease in net proceeds from sales of our trading portfolio following the sale of $71.9 million of our corporate bond trading portfolio during 2005.
Proceeds from long-term borrowings amounted to $35.0 million during 2006 as a result of the issuance and sale of our 6.7% senior unsecured notes during the first quarter of 2006. These proceeds were used for the acquisition of GA Life.
Net purchases of investment securities decreased by $85.4 million during the 2006 period, primarily as a result of 2005 acquisitions of available-for-sale securities with the proceeds from the sale of our corporate bond trading portfolio.
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
The 2006 period reflects net surrenders of policyholder deposits of $10.0 million while the 2005 period presents net proceeds from annuity contracts of $6.4 million. This fluctuation was principally due to an increase in the amount of policyholder deposit surrenders and a decrease in the proceeds received from the fixed deferred policyholder deposits product in 2006.
Financing and Financing Capacity
We have several short-term facilities available to address timing differences between cash receipts and disbursements. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of December 31, 2007, we had $53.0 million of available credit under these facilities. There were no outstanding short-term borrowings under these facilities as of December 31, 2007.
As of December 31, 2007, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes). The 6.7% notes were privately placed to various institutional accredited investors. The notes pay interest each month until the principal becomes due and payable. These notes can be redeemed after five years at par, in whole or in part, as determined by us. The proceeds obtained from this issuance were used to finance the acquisition of 100% of the common stock of GA Life effective January 31, 2006.

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes). The 6.6% notes were privately placed to various institutional accredited investors. The notes pay interest each month until the principal becomes due and payable. These notes can be redeemed after five years at par, in whole or in part, as determined by us. The proceeds obtained from this issuance were used to pay the ceding commission to GA Life on the effective date of the coinsurance funds withheld reinsurance agreement.

•	On September 30, 2004, our managed care subsidiary issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes). The 6.3% notes are unconditionally guaranteed as to payment of principal, premium, if any, and interest by us. The notes were privately placed to various institutional accredited investors. The notes pay interest semiannually until the principal becomes due and payable. These notes can be prepaid after five years at par, in whole or in part, as determined by our managed care subsidiary. Most of the proceeds obtained from this issuance were used to repay $37.0 million of short-term borrowings. The remaining proceeds were used for general business purposes.
The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain covenants. At December 31, 2007, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
In addition, as of December 31, 2007 we are a party to a secured term loan with a commercial bank, FirstBank Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayment of $0.1 million. As of December 31, 2007, this secured loan had an outstanding balance of $25.9 million and an average annual interest rate of 6.4%.
This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of December 31, 2007, we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loan’s outstanding balances. Principal repayments on this loan are expected to be paid out from our operating and investing cash flows.
We have an interest rate swap agreement, which changes the variable rate of our secured term loan and fixes the rate at 4.72%. We continually monitor existing and alternative financing sources to support our capital and liquidity needs.
We were also a party to another secured loan whose outstanding balance of $10.5 million was repaid upon its maturity on August 1, 2007. The average annual interest rate of this secured loan was 6.7%.
We anticipate that we will have sufficient liquidity to support our currently expected needs.
Planned Capital Expenditures
During 2005, our managed care business began a project to change a significant part of its operations computer system. This project is expected to be carried out in phases until 2012 at a cost of approximately $64.0 million. Our managed care business expects to incur costs of approximately $24.5 million during 2008. We estimate that $21.0 million of the costs incurred in 2008 will be capitalized over the system’s useful life and the remaining amount will be expensed. This amount is expected to be paid out of the operating cash flows of our managed care business.
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
The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, and excludes an estimate of the future cash outflows related to the following liabilities:
•	Liability for future policy benefits — This liability was excluded because we do not expect to make payments in the future until the occurrence of an insurable event, such as death or disability, or because the occurrence of a payment triggering event, such as the surrender of a policy or contract, is not under our control. The determination of the timing of payment of this liability is not reasonably fixed and determinable since the insurable event has not yet occurred. As of December 31, 2007, our liability for future policy benefits amounted to $194.1 million.

•	Unearned premiums — This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow. As of December 31, 2007, we had $132.6 million in unearned premiums.

•	Policyholder deposits — The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain. There are currently no significant policyholder deposits in paying status. As of December 31, 2007, our policyholder deposits had a carrying amount of $45.9 million.

•	Other long-term liabilities — Due to the indeterminate nature of their cash outflows, $59.4 million of other long-term liabilities are not reflected in the following table, including $29.2 million of liability for the pension benefits and $21.3 million in liabilities to the Federal Employees Health Benefit Plan.

		Contractual obligations by year
(Dollar amounts in millions)	Total	2008	2009	2010	2011	2012	Thereafter

Long-term borrowings (1)	$302.9	12.6	12.6	12.5	12.4	12.2	240.6
Operating leases	13.3	5.3	3.7	2.2	1.2	0.5	0.4
Purchase obligations (2)	235.5	235.2	0.1	0.1	0.1	—	—
Claim liabilities (3)	299.0	203.2	57.0	12.8	8.9	6.0	11.1

	$850.7	456.3	73.4	27.6	22.6	18.7	252.1

(1)	As of December 31, 2007, our long-term borrowings consist of our managed care subsidiary’s 6.3% senior unsecured notes payable (which are unconditionally guaranteed as to payment of principal, premium, if any, and interest by us), our 6.6% senior unsecured notes payable, our 6.7% senior unsecured notes payable, and a loan payable to a commercial bank. Total contractual obligations for long-term borrowings include the current maturities of long term debt. For the 6.3%, 6.6% and 6.7% senior unsecured notes, scheduled interest payments were included in the total contractual obligations for long-term borrowings until the maturity dates of the notes in 2019, 2020, and 2021, respectively. We may redeem the notes starting five years after issuance; however no redemption is considered in this schedule. The interest payments related to our loan payable were estimated using the interest rate applicable as of December 31, 2007. The actual amount of interest payments of the loans payable will differ from the amount included in this schedule due to the loans’ variable interest rate structure. See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.

(2)	Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction. Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above. Estimated pension plan contributions amounting to $5.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.

(3)	Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses. This amount does not include an estimate of claims to be incurred subsequent to December 31, 2007. The expected claims payments are an estimate and may not necessarily present the actual claims payments to be made by us. Also, the estimated claims payments included in the table above do not include $54.8 million of reserves ceded under reinsurance contracts. Since reinsurance contracts do not relieve us from our obligations to policyholders, in the event that any of the reinsurance companies is unable to meet its obligations under the existing reinsurance agreements, we would be liable for such defaulted amounts.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Restriction on Certain Payments by the Corporation’s Subsidiaries
Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico. These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by the insurance subsidiaries to TSM. Our managed care subsidiary is required to have minimum capital of $1.0 million, our life insurance subsidiary is required to have minimum capital of $2.5 million and our property and casualty insurance subsidiary is required to have minimum capital of $3.0 million. As of December 31, 2007, our insurance subsidiaries were in compliance with such minimum capital requirements.
These regulations are not directly applicable to us, as a holding company, since we are not an insurance company.
Our secured term loan restricts the amount of dividends that we and our subsidiaries can declare or pay to shareholders. Under the secured term loan, dividend payments cannot be made in excess of the accumulated retained earnings of the paying entity.
We do not expect that any of the previously described dividend restrictions will have a significant effect on our ability to meet our cash obligations.
Solvency Regulation
To monitor the solvency of the operations, the BCBSA requires us and our managed care subsidiary to comply with certain specified levels of risk-based capital (RBC). RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio). The RBC ratio reflects the risk profile of insurance companies. At December 31, 2007, both we and our managed care subsidiary’s estimated RBC ratio were above the 200% of our RBC required by the BCBSA and the 375% of our RBC level required by the BCBSA to avoid monitoring.
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
Based on the information currently known by our management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have a material adverse effect on our financial position, results of operations and cash flows. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could, from time to time, have an adverse effect on our operating results and/or cash flows. See “Item 3—Legal Proceedings”.
Guarantee Associations
To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared to be insolvent. These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged. During 2006 and 2005, we paid assessments in connection with insurance companies declared insolvent in the amount of $1.0 million each year. During the year ended December 31, 2007 no assessment or payment was made in connection with insurance companies declared insolvent. It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.
Pursuant to the Puerto Rico Insurance Code, our property and casualty insurance subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED) and of the Sindicato de Aseguradores de Responsabilidad Profesional para

Médicos. Both syndicates were organized for the purpose of underwriting medical-hospital professional liability insurance. As a member, the property and casualty insurance segment shares risks with other member companies and, accordingly, is contingently liable in the event the previously mentioned syndicates cannot meet their obligations. During 2007, 2006 and 2005, no assessment or payment was made for this contingency. It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.
In addition, pursuant to Article 12 of Rule LXIX of the Insurance Code, our property and casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association). The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998. As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code. During the years 2007, 2006 and 2005, the Association distributed a dividend based on the good experience of the business amounting to $1.0 million, $0.8 million and $0.9 million, respectively.
Critical Accounting Estimates
Our consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K have been prepared in accordance with GAAP applied on a consistent basis. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We continually evaluate the accounting policies and estimates we use to prepare our consolidated financial statements. In general, management’s estimates are based on historical experience and various other assumptions it believes to be reasonable under the circumstances. The following is an explanation of our accounting policies considered most significant by management. These accounting policies require us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information is known. Actual results could differ materially from those estimates.
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
Claim Liabilities
Claim liabilities as of December 31, 2007 by segment were as follows:

			Property and
	Managed	Life	Casualty
(Dollar amounts in millions)	Care	Insurance	Insurance	Consolidated

Claims processed and incomplete (1)	$85.5	26.6	74.0	186.1
Unreported losses (2)	111.3	8.6	30.1	150.0
Unpaid loss-adjustment expenses (3)	4.8	0.3	12.6	17.7

	$201.6	35.5	116.7	353.8

(1)	The liability for claims processed and incomplete represents those claims that have been incurred and reported to us that remain unpaid as of the balance sheet date. This amount includes claims that have been investigated and adjusted but have not been paid as well as those reported claims that have not gone through the investigation and adjustment process.

(2)	The liability for estimated unreported losses is the amount needed to provide for the estimated ultimate cost of settling those claims related to insured events that have occurred but have not been reported to us.

(3)	The liability for unpaid loss-adjustment expenses is the amount needed to provide for the estimated ultimate cost required to investigate and adjust claims related to insured events that have occurred as of the balance sheet date, whether or not the claims have been reported to us at that date.
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
We recognize claim liabilities as follows:
Managed Care Segment
At December 31, 2007, claim liabilities for the managed care segment amounted to $201.6 million and represented 57.0% of our total consolidated claim liabilities and 17.1% of our total consolidated liabilities.
Liabilities for reported but incomplete claims are recorded at the contractual rate. Liabilities for unreported losses are determined employing actuarial methods that are commonly used by managed care actuaries and meet Actuarial Standards of Practice, which require that the claim liabilities be adequate under moderately adverse circumstances. The segment determines the amount of the liability for unreported losses by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project a best estimate of claim liabilities. Under this process, historical claims incurred dates are compared to actual dates of claims payment. This information is analyzed to create “completion” or “development” factors that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the total expected claims incurred. The majority of unpaid claims, both reported and unreported, for any period are those claims which are incurred in the final months of the period. Since the percentage of claims paid during the period with respect to claims incurred in those months is generally very low, the above-described completion factor methodology is less reliable for such months. In order to complement the analysis to determine the unpaid claims, historical completion factors and payment patterns are applied to incurred and paid claims for the most recent twelve months and compared to the prior twelve month period. Incurred claims for the most recent twelve months also take into account recent claims expense levels and health care trend levels (trend factors). Using all of the above methodologies, our actuaries determine based on the different circumstances the unpaid claims as of the end of any period.
Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed.
Circumstances to be considered in developing our best estimate of reserves include changes in utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, regulatory and legislative requirements, claim processing patterns and claim submission patterns. A comparison of prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination. In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability. Changes in such development are recorded as a change to current period benefit expense. The re-estimates or recasts are done monthly for the previous four calendar quarters. On average, about 77% of the claims are paid within three months after the last day of the month in which they were incurred and about 13% are within the next three months, for a total of 90% paid within six months after the last day of the month in which they were incurred.
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
As described above, completion factors and trend factors can have a significant impact on determination of our claim liabilities. The following example provides the estimated impact on our December 31, 2007 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:

(Dollar amounts in millions)

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase		(Decrease) Increase
	In unpaid claim	In claims trend	In unpaid claim
In completion factor	liabilities	factor	liabilities

(0.6)%	$8.7	(0.6)%	$6.3
(0.4)%	5.8	(0.4)%	4.2
(0.2)%	2.9	(0.2)%	2.0
0.2%	(2.9)	0.2%	(2.0)
0.4%	(5.8)	0.4%	(4.5)
0.6%	(8.6)	0.6%	(6.3)

[1]	Assumes (decrease) increase in the completion factors for the most recent twelve months.

[2]	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.
The segments’ reserving practice is to consistently recognize the actuarial best estimate as the ultimate liability for claims within a level of confidence required by actuarial standards. Management believes that the methodology for determining the best estimate for claim liabilities at each reporting date has been consistently applied.
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year-end are continually reviewed and re-estimated as information regarding actual claims payments, or run-out, becomes known. This information is compared to the originally established year-end liability. Negative amounts reported for incurred claims related to prior years result from claims being settled for amounts less than originally estimated. The reverse is true of reserve shortfalls. Medical claim liabilities are usually described as having a “short tail”, which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 95%, of any redundancy or shortfall relates to claims incurred in the previous calendar year-end, with the remaining 5% related to claims incurred prior to the previous calendar year-end. In 2005, the managed care segment began offering Medicare Advantage products for the first time. There has been a rapid growth in this line of business — from minimal enrollment in 2005 to approximately 49,000 members by the end of 2007. There have been some increases in both completion and trend factors because of the growth of this business. The effect should lessen with the maturity of this business. Management has not noted any significant emerging trends in claim frequency and severity, other than as described above, and the normal fluctuation in utilization trends from year to year.
The following table shows the variance between the segment’s incurred claims for current period insured events and the incurred claims for such years had they been determined retrospectively (the “Incurred claims related to current period insured events” for the year shown plus or minus the “Incurred claims related to prior period insured events” for the following year as included in note 8 to the audited consolidated financial statements). This table shows that the segments’ estimates of this liability have approximated the actual development.

(Dollar amounts in millions	2006	2005	2004

Years ended December 31,
Total incurred claims:
As reported (1)	$1,184.3	1,148.2	1,062.7
On a retrospective basis	1,160.7	1,137.5	1,070.4

Variance	$23.6	10.7	(7.7)

Variance to total incurred claims as reported	2.0%	0.9%	-0.7%

(1)	Includes total claims incurred less adjustments for prior year reserve development.
Management expects that substantially all of the development of the 2007 estimate of medical claims payable will be known during 2008 and that the variance of the total incurred claims on a retrospective basis when compared to reported incurred claims will be similar to the prior years.
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
Life Insurance Segment
At December 31, 2007, claim liabilities for the life insurance segment amounted to $35.5 million and represented 10.0% of total consolidated claim liabilities and 3.0% of our total consolidated liabilities.
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
Property and Casualty Insurance Segment
At December 31, 2007, claim liabilities for the property and casualty insurance segment amounted to $116.7 million and represented 33.0% of the total consolidated claim liabilities and 9.9% of our total consolidated liabilities.
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
Claim reserve reviews are generally conducted on a quarterly basis, in light of continually updated information. Our actuaries certify reserves for both current and prior accident years using current claims data. These reviews incorporate a variety of actuarial methods, judgments, and analysis. For each line of business, a variety of actuarial methods are used, with the final selections of ultimate losses that are appropriate for each line of business selected based on the current circumstances affecting that line of business. These selections incorporate input from management, particularly from the claims, underwriting and operations divisions, about reported loss cost trends and other factors that could affect the reserve estimates.
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
At December 31, 2007, the actuarial reserve range determined by the actuaries was from $110.9 million to $125.3 million. Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves. Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to more mature accident years and less volatile lines of business. Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.0 million and $3.9 million, respectively.
Liability for Future Policy Benefits
Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. We compute the amounts for actuarial liabilities in conformity with GAAP.

Liabilities for future policy benefits for whole life and term insurance products are computed by the net level premium method, using interest assumptions ranging from 5.0% to 5.4% and withdrawal, mortality and morbidity assumptions appropriate at the time the policies were issued (or when a block of business was purchased, as applicable). Accident and health reserves are stated at amounts determined by estimates on individual claims and estimates of unreported claims based on past experience. Liabilities for universal life policies are stated at policyholder account values before surrender charges. Deferred annuity reserves are carried at the account value.
The liabilities for all products, except for universal life and deferred annuities, are based upon a variety of actuarial assumptions that are uncertain. The most significant of these assumptions is the level of anticipated death and health claims. Other assumptions that are less significant to the appropriate level of the liability for future policy benefits are anticipated policy persistency rates, investment yields, and operating expense levels. These are reviewed frequently by our subsidiary’s external actuaries, to assure that the current level of liabilities for future policy benefits is sufficient, in combination with anticipated future cash flows, to provide for all contractual obligations. For all products except for universal life and deferred annuities, according to Statement of Financial Accounting Standards (SFAS) No. 60, Accounting and Reporting by Insurance Enterprises, the basis for the liability for future policy benefits is established at the time of issuance of each contract and would only change if our experience deteriorates to the point that the level of the liability is not adequate to provide for future policy benefits. We do not currently expect that level of deterioration to occur.
Deferred Policy Acquisition Costs and Value of Business Acquired
Certain costs for acquiring life and property and casualty insurance business are deferred. Acquisition costs related to the managed care business are expensed as incurred.
The costs of acquiring new life business, principally commissions, and certain variable underwriting, agency and policy issue expenses of our life insurance segment, have been deferred. These costs, including value of business acquired (VOBA) recorded upon our acquisition of GA Life (now TSV), are amortized to income over the premium-paying period of the related whole life and term insurance policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of universal life policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits. The expected premiums revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining the liability for future policy benefits. For universal life policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.
The schedules of amortization of life insurance deferred policy acquisition costs (DPAC) and VOBA are based upon actuarial assumptions regarding future events that are uncertain. For all products, other than universal life and deferred annuities, the most significant of these assumptions is the level of contract persistency and investment yield rates. For these products according to FASB No. 60 the basis for the amortization of DPAC and VOBA is established at the issue of each contract and would only change if our segment’s experience deteriorates to the point that the level of the liability is not adequate. We do not currently expect that level of deterioration to occur. For the universal life and deferred annuity products, amortization schedules are based upon the level of historic and anticipated gross profit margins, from the date of each contract’s issued (or purchase, in the case of VOBA). These schedules are based upon several actuarial assumptions that are uncertain, are reviewed annually and are modified if necessary. The most significant of these assumptions are anticipated universal life claims, investment yield rates and contract persistency. Based upon the most recent actuarial reviews of all of the assumptions, we do not currently anticipate material changes to the level of these amortization schedules.
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
During the years ended December 31, 2007. 2006 and 2005 we recognized other-than-temporary impairments amounting to $1.1 million, $2.1 million and $1.0 million, respectively, on equity securities classified as available for sale. As of December 31, 2007, of the total amount of investments in securities of $1,005.5 million, $67.1 million, or 6.7%, are classified as trading securities, and thus are recorded at fair value with changes estimated fair value recognized in the statement of operations. The remaining $938.4 million is classified as either available-for-sale or held-to-maturity and consists of high-quality investments. Of this amount, $774.7 million, or 82.6%, are securities in obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of the Commonwealth of Puerto Rico, municipal securities, obligations of U.S. states and its political subdivisions, mortgage backed and collateralized mortgage obligations that are U.S. agency-backed. The remaining $163.7 million, or 17.4%, are from corporate fixed and equity securities and mutual funds. Gross unrealized losses as of December 31, 2007 of the available-for-sale and held-to-maturity portfolios amounted to $7.6 million.
The impairment analysis as of December 31, 2007 and 2006 indicated that, other than the equity security for which an other-than-temporary impairment was recognized, none of the securities whose carrying amount exceeded its estimated fair value was other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuer, movement of interest rates, specific situations within corporations, among others. Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses related to other-than-temporary declines being charged against future income. Taking into account the quality of the securities in the investment portfolio, the amount of unrealized losses within the available-for-sale and held-to-maturity portfolios, and past experience, management believes that, the amount of likely future impairments in the next year should not be material.
Our fixed maturity securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Our equity securities are sensitive to equity price risks, for which potential losses could arise from adverse changes in the value of equity securities. For additional information on the sensitivity of our investments, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.
A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007 and 2006 is included in note 3 to the audited consolidated financial statements.
Allowance for Doubtful Receivables
We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables. The allowance for doubtful receivables amounted to $15.9 million and $18.2 million as of December 31, 2007 and 2006, respectively. The amount of the allowance is based on the age of unpaid accounts, information about the customer’s creditworthiness and other relevant information. The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known. In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts. These percentages are based on our collection experience and are periodically evaluated. A significant change in the level of uncollectible accounts would have a material effect on our results of operations.
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
In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In November 2007, the FASB proposed a one-year deferral of Statement 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.
In December 2007, the FASB issued FASB Statement No. 141R, Business Combinations (Statement 141R) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company currently does not expect the adoption of Statement 141R and Statement 160 to have an impact on its results of operations and financial position.
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
The board of directors monitors and approves investment policies and procedures. Investment decisions are centrally managed by investment professionals based on the guidelines established in our investment policies and procedures. The investment portfolio is managed following those policies and procedures.
Our investment portfolio is predominantly comprised of obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of state and political subdivisions, obligations of the Commonwealth of Puerto Rico, municipal securities and obligations of U.S. states and its political subdivisions and obligations from U.S. and Puerto Rican government instrumentalities. These investments comprised approximately 82.6% of the total portfolio value as of December 31, 2007, of which 9.8% consisted of U. S. agency-backed mortgage backed securities and collateralized mortgage obligations. The remaining balance of the investment portfolio consists of an equity securities portfolio that seeks to replicate the S&P 500 Index, a large-cap growth index, a large-cap value index, mutual funds, investments in local stocks from well-known financial institutions and investments in corporate bonds.
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
Interest Rate Risk
Our exposure to interest rate changes results from our significant holdings of fixed maturity securities. Investments subject to interest rate risk are held in our other-than-trading portfolios. We are also exposed to interest rate risk from our variable interest secured term loan and from our policyholder deposits.
Equity Price Risk
Our investments in equity securities expose us to equity price risks, for which potential losses could arise from adverse changes in the value of equity securities. Financial instruments subject to equity prices risk are held in our trading and other-than-trading portfolios.
Risk Measurement
Trading Portfolio
Our trading securities are a source of market risk. As of December 31, 2007, our trading portfolio was comprised of investments in publicly-traded common stocks. The securities in the trading portfolio are believed by management to be high quality and are diversified across industries and readily marketable. Trading securities are recorded at fair value, and changes in fair value are included in operations. The fair value of the investments in trading securities is exposed to equity price risk. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2007 and 2006, the hypothetical loss in the fair value of these investments would have been approximately $6.7 million and $8.3 million, respectively.
Other than Trading Portfolio
Our available-for-sale and held-to-maturity securities are also a source of market risk. As of December 31, 2007 approximately 92.1% and 100.0% of our investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed income securities. The remaining balance of the available-for-sale portfolio is comprised of equity securities. Available-for-sale securities are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The fair value of the investments in the other-than-trading portfolio is exposed to both interest rate risk and equity price risk.
Interest Rate Risk
We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies. From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200 and 300 basis point rate shifts. Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths. Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc. Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available. The following table sets forth the result of this analysis for the years ended December 31, 2007 and 2006.

(Dollar amounts in millions)

	Expected	Amount of	%
Change in Interest Rates	Fair Value	Decrease	Change

December 31, 2007:
Base Scenario	$867.5

+100 bp	819.3	(48.2)	(5.6)%

+200 bp	777.3	(90.2)	(10.4)%

+300 bp	732.6	(134.9)	(15.6)%

December 31, 2006:
Base Scenario	$749.7

+100 bp	716.6	(33.1)	(4.4)%

+200 bp	685.8	(63.9)	(8.5)%

+300 bp	657.1	(92.6)	(12.4)%

We believe that an interest rate shift in a 12-month period of 100 basis points represents a moderately adverse outcome, while a 200 basis point shift is significantly adverse and a 300 basis point shift is unlikely given historical precedents. Although we classify 95.0% of our fixed income securities as available-for-sale, our cash flows and the intermediate duration of our investment portfolio should allow us to hold securities until maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.
Equity Price Risk
Our equity securities in the available-for-sale portfolio are comprised primarily of stock of several Puerto Rican financial institutions and mutual funds. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2007 and 2006, the hypothetical loss in the fair value of these investments would have been approximately $7.1 million and $6.2 million, respectively.
Other Risk Measurement
We are subject to interest rate risk on our variable interest secured term loan and our policyholder deposits. Shifting interest rates do not have a material effect on the fair value of these instruments. The secured term loan has a variable interest rate structure, which reduces the potential exposure to interest rate risk. The policyholder deposits have short-term interest rate guarantees, which also reduce the accounts’ exposure to interest rate risk.
We have an interest-rate related derivative instrument to manage the variability caused by interest rate changes in the cash flows of its secured term loan. This swap changes the variable-rate cash flow exposure on the debt obligations to fixed-rate cash flows. Shifting interest rates have an effect on the fair value of the interest rate swap agreement. We assess interest rate risk by monitoring changes in interest rate exposures that may adversely impact the fair value of the interest rate swap agreement. We monitor interest rate risk attributable to both our outstanding or forecasted debt obligations as well as our offsetting hedge position. As of December 31, 2007 and 2006, the estimated fair value of the interest rate swap amounted to $0.1 million and $0.5 million, respectively, and was included within “other assets” in the consolidated balance sheets. Assuming an immediate decrease of 10% in period-end rates as of December 31, 2007 and 2006, the hypothetical loss in the estimated fair value of the interest rate swap is estimated to approximate $9.3 thousand and $0.1 million, respectively.
We have invested in other derivative instruments with a market value of approximately $14.6 million and $14.0 million as of December 31, 2007 and 2006 in order to diversify our investment in securities and participate in foreign stock markets.
In 2005, we invested in two structured note agreements amounting to $5.0 million each, under which the interest income received is linked to the performance of the Dow Jones Euro STOXX 50 and Nikkei 225 Equity Indices (the Indices). Under these agreements the principal invested by us is protected, the only amount that varies according to the performance of the Indices is the interest to be received upon the maturity of the instruments. Should the Indices experience a negative performance during the holding period of the structured notes, no interest will be received and no amount will be paid to the issuer of the structured notes. The contingent interest payment component within the structured note agreements meets the definition of an embedded derivative. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, the embedded derivative component of the structured note is separated from the structured notes and accounted for separately as a derivative instrument. The derivative component of the structured notes exposes us to credit risk and market risk. We minimize credit risk by entering into transactions with counterparties that we believe to be high-quality based on their credit ratings. The market risk is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2007 and 2006, the fair value of the derivative component of the structured notes amounted to $6.3 million and $6.4 million, respectively, and is included within “other assets” in the consolidated balance sheets. Assuming an immediate decrease of 10% in the period-end Indices as of December 31, 2007 and 2006, the hypothetical loss in the estimated fair value of the derivative component of the structured notes would have been approximately $0.6 million each year. The investment component of the structured notes, which had a fair value of $8.3 million and $7.6 million as of December 31, 2007 and 2006, respectively, is accounted for as a held-to-maturity debt security and is included within “investment in securities” in the consolidated balance sheet and its risk measurement is evaluated along the other investments in “— Other Than Trading Portfolio” above.
Item 8. Financial Statements and Supplementary Data.
Financial Statements
For our audited consolidated financial statements as of December 31, 2007 and 2006 and for the three years ended December 31, 2007 see Index to financial statements in “Item 15—Exhibits and Financial Statement Schedules” to this Annual Report on Form 10-K.
Selected Quarterly Financial Data
For the selected unaudited quarterly financial data corresponding to the years 2007 and 2006, see note 27 of the audited consolidated financial statements as of December 31, 2007, 2006 and 2005.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.
Item 9A. Controls and Procedures.
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.
Our management is also responsible for establishing and maintaining effective internal controls over financial reporting as such term is defined in Exchange Act Rule 13a-15(f) (“internal controls”). The Company’s internal control is designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Because of its inherent limitations internal controls over financial reporting may not prevent or detect misstatements. Accordingly, even effective internal controls can provide only reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Management, under the supervision and with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal controls as of December 31, 2007. Management’s assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Based on this assessment, management has concluded that the Company’s internal controls were effective as of December 31, 2007 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
This Annual Report on Form 10-K does not include a report by the Corporation’s registered public accounting firm on the effectiveness of internal control over financial reporting pursuant to temporary rules of the SEC that permit the Corporation to provide only management’s report in its Annual Report.
Item 9B. Other Information.
None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
The Board has established a code of business conduct and ethics that applies to our employees, agents, independent contractors, consultants, officers and directors. The complete text of the Code of Business Conduct and Ethics is available at the Corporation’s website at www.triplesmanagement.com.
The remaining information required by this item is incorporated by reference to the sections “Nominees for Election”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Standing Committees—Nominations Committee”, “Standing Committees—Audit Committee”, and “Standing Committees—Audit Committee Financial Experts” included in the Corporation’s definitive Proxy Statement.
Item 11. Executive Compensation.
The information required by this item is incorporated by reference to the sections “Compensation Discussion and Analysis” and “Standing Committees—Compensation Committee Interlocks and Insider Participation” included in the Corporation’s definitive Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item is incorporated by reference to the sections “Principal Shareholders”, “Stock Ownership of Directors and Executive Officers” and “Compensation Discussion and Analysis” included in the Corporation’s definitive Proxy Statement.
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
Item 15. Exhibits and Financial Statements Schedules.
Financial Statements and Schedules

Financial Statements	Description

F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2007 and 2006
F-3	Consolidated Statements of Earnings for the years ended December 31, 2007, 2006 and 2005
F-4	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005
F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005
F-7	Notes to Consolidated Financial Statements — December 31, 2007, 2006 and 2005

Financial Statements Schedules	Description

S-1	Schedule II — Condensed Financial Information of the Registrant
S-2	Schedule III — Supplementary Insurance Information
S-3	Schedule IV — Reinsurance
S-4	Schedule V — Valuation and Qualifying Accounts
Schedule I — Summary of Investments was omitted because the information is disclosed in the notes to the audited consolidated financial statements. Schedule VI — Supplemental Information Concerning Property Casualty Insurance Operations was omitted because the schedule is not applicable to the Corporation.
Exhibits

Exhibits	Description

3(i)(a)	Amended and Restated Articles of Incorporation of Triple-S Management Corporation (incorporated herein by reference to Exhibit 3(i) to TSM’s Annual Report on Form 10-K for the Year Ended December 31, 2006 (File No. 0-49762) and to Exhibit 3(i) to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007 (File No. 0-49762)).

3(i)(b)*	Amendment to Article Tenth A of the Amended and Restated Articles of Incorporation of Triple-S Management Corporation.

3(i)(c)*	Amendment to Article Fifth of the Amended and Restated Articles of Incorporation of Triple-S Management Corporation.

3(i)(d)*	Articles of Incorporation of Triple-S Management Corporation, as currently in effect.

3(ii)	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to TSM’s Current Report on Form 8-K filed on October 23, 2007 (File No. 0-49762)).

Exhibits	Description

10.1	Puerto Rico Health Insurance Contract for the North and South-West Regions (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007 (File No. 0-49762)).

10.2	Amendment to agreement between Puerto Rico Health Insurance Administration and Triple-S, Inc. for the provision of health insurance coverage to eligible population in the North and South-West regions (incorporated herein by reference to Exhibit 10.1 of TSM’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2007 (File No. 0-49762)).

10.3	Federal Employees Health Benefits Contract (incorporated herein by reference to Exhibit 10.5 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.4	Credit Agreement with FirstBank Puerto Rico in the amount of $41,000,000 (incorporated herein by reference to Exhibit 10.6 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.5	Credit Agreement with FirstBank Puerto Rico in the amount of $20,000,000 (incorporated herein by reference to Exhibit 10.7 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.6	Non-Contributory Retirement Program (incorporated herein by reference to Exhibit 10.8 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.7	BCBSA Licensure Documents (incorporated herein by reference to Exhibit 10.10 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

10.8	Blue Shield License and other Agreements with Blue Cross Blue Shield Association (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007 (File No. 0-49762).

10.9	Stock Purchase Agreement by and between Triple-S Management Corporation and Great American Financial Resources, Inc. dated December 15, 2005 (incorporated herein by reference to Exhibit 10.9 to TSM’s Registration Statement on Form S-1 filed on November 16, 2007 (File No. 0-49762)).

10.10	Reinsurance Agreement between Great American Life Assurance Company of Puerto Rico and Seguros de Vida Triple-S, Inc. dated December 15, 2005 (incorporated herein by reference to Exhibit 10.14 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-49762)).

10.11	6.30% Senior Unsecured Notes Due September 2019 Note Purchase Agreement, dated September 30, 2004, between Triple-S Management Corporation, Triple-S, Inc. and various institutional accredited investors (incorporated herein by reference to Exhibit 10.15 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-49762)).

Exhibits	Description

10.12	6.60% Senior Unsecured Notes Due December 2020 Note Purchase Agreement, dated December 15, 2005, between Triple-S Management Corporation and various institutional accredited investors (incorporated herein by reference to Exhibit 10.16 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 0-49762)).

10.13	6.70% Senior Unsecured Notes Due December 2021 Note Purchase Agreement, dated January 23, 2006, between Triple-S Management Corporation and various institutional accredited investors (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006 (File No. 0-49762)).

10.14	Triple-S Management Corporation 2007 Incentive Plan, dated October 16, 2007 (incorporated herein by reference to Exhibit C to TSM’s 2007 Proxy Statement (File No. 0-49762)).

10.15*	Software License and Maintenance Agreement between Quality Care Solutions, Inc, and Triple-S, Inc. dated August 16, 2007.

10.15(a)*	Addendum Number One to the Software License and Maintenance Agreement between Quality Care Solutions, Inc. and Triple-S, Inc.

10.15(b)*	Addendum Number Two to the Software License and Maintenance Agreement between Quality Care Solutions, Inc. and Triple-S, Inc.

10.15(c)*	Addendum Number Three to the Software License and Maintenance Agreement between Quality Care Solutions, Inc. and Triple-S, Inc.

10.16*	Work order Agreement between Quality Care Solutions, Inc. and Triple-S, Inc.

11.1	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.

12.1	Statement re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio has been omitted as the detail necessary to determine the computation of the loss ratio, operating expense ratio and combined ratio can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.

21.1	List of Subsidiaries of Triple-S Management Corporation (incorporated herein by reference to Exhibit 21 to TSM’s General Form of Registration of Securities on Form 10 (File No. 0-49762)).

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.
All other exhibits for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

*	Filed herein.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triple-S Management Corporation Registrant
By:	/s/ Ramón M. Ruiz-Comas	Date: March 11, 2008
Ramón M. Ruiz-Comas
President and Chief Executive Officer

By:	/s/ Juan J. Román	Date: March 11, 2008
Juan J. Román
Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Wilmer Rodríguez-Silva	Date: March 11, 2008
Wilmer Rodríguez-Silva, MD
Director and Chairman of the Board

By:	/s/ Vicente J. León-Irizarry	Date: March 11, 2008
Vicente J. León-Irizarry, CPA
Director and Vice-Chairman of the Board

By:	/s/ Luis A. Clavell-Rodríguez	Date: March 11, 2008
Luis A. Clavell-Rodríguez, MD
Director and Secretary of the Board

By:	/s/ Jesús R. Sánchez-Colón	Date: March 11, 2008
Jesús R. Sánchez-Colón, DMD
Director and Assistant Secretary of the Board

By:	/s/ Adamina Soto-Martínez	Date: March 11, 2008
Adamina Soto-Martínez, CPA
Director and Treasurer of the Board

By:	/s/ Carmen Ana Culpeper-Ramírez	Date: March 11, 2008
Ms. Carmen Ana Culpeper-Ramírez
Director and Assistant Treasurer of the Board

By:	/s/ Valeriano Alicea-Cruz	Date: March 11, 2008
Valeriano Alicea-Cruz, MD
Director

By:	/s/ José Arturo Álvarez-Gallardo	Date: March 11, 2008
Mr. José Arturo Álvarez-Gallardo
Director

By:	/s/ Arturo R. Córdova-López	Date: March 11, 2008
Arturo R. Córdova-López, MD
Director

By:	/s/ Porfirio E. Díaz-Torres	Date: March 11, 2008
Porfirio E. Díaz-Torres, MD
Director

By:	/s/ Antonio F. Faría-Soto	Date: March 11, 2008
Mr. Antonio F. Faría-Soto
Director

By:	/s/ Manuel Figueroa-Collazo	Date: March 11, 2008
Manuel Figueroa-Collazo, PE, Ph.D.
Director

By:	/s/ José Hawayek-Alemañy	Date: March 11, 2008
José Hawayek-Alemañy, MD
Director

By:	/s/ Wilfredo López-Hernández	Date: March 11, 2008
Wilfredo López-Hernández, MD
Director

By:	/s/ Jaime Morgan-Stubbe	Date: March 11, 2008
Jaime Morgan-Stubbe, Esq.
Director

By:	/s/ Roberto Muñoz-Zayas	Date: March 11, 2008
Roberto Muñoz-Zayas, MD
Director

By:	/s/ Miguel A. Nazario-Franco	Date: March 11, 2008
Mr. Miguel A. Nazario-Franco
Director

By:	/s/ Juan E. Rodríguez-Díaz	Date: March 11, 2008
Juan E. Rodríguez-Díaz, Esq.
Director

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(With Independent Auditors’ Report Thereon)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Triple-S Management Corporation:
We have audited the accompanying consolidated balance sheets of Triple-S Management Corporation and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triple-S Management Corporation and Subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
As discussed in note 15 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.

/s/ KPMG LLP
March 7, 2008

Stamp No. 2222076 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2007	2006
Assets
Investments and cash:
Equity securities held for trading, at fair value (cost of $54,757 in 2007 and $66,930 in 2006)	$67,158	83,447
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $816,536 in 2007 and $714,113 in 2006)	823,629	702,566
Equity securities (cost of $66,747 in 2007 and $50,132 in 2006)	71,050	61,686
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $43,849 in 2007 and $46,881 in 2006)	43,691	47,989
Policy loans	5,481	5,194
Cash and cash equivalents	240,153	81,564

Total investments and cash	1,251,162	982,446
Premium and other receivables, net	202,268	165,626
Deferred policy acquisition costs and value of business acquired	117,239	111,417
Property and equipment, net	43,415	41,615
Net deferred tax asset	6,783	9,292
Other assets	38,675	35,113

Total assets	$1,659,542	1,345,509

Liabilities and Stockholders’ Equity
Claim liabilities:
Claims processed and incomplete	$186,065	147,211
Unreported losses	149,996	150,735
Unpaid loss-adjustment expenses	17,769	16,736

Total claim liabilities	353,830	314,682
Liability for future policy benefits	194,131	180,420
Unearned premiums	132,599	113,582
Policyholder deposits	45,959	45,425
Liability to Federal Employees’ Health Benefits Program	21,338	13,563
Accounts payable and accrued liabilities	228,980	110,609
Borrowings	170,946	183,087
Income tax payable	—	9,242
Liability for pension benefits	29,221	32,300

Total liabilities	1,177,004	1,002,910

Stockholders’ equity:
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 16,042,809 and 26,733,000 at December 31, 2007 and 2006, respectively	16,043	26,733
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 16,266,554 shares at December 31, 2007	16,266	—
Additional paid-in capital	188,935	124,031
Retained earnings	267,336	211,266
Accumulated other comprehensive loss, net	(6,042)	(19,431)

	482,538	342,599

Commitments and contingencies
Total liabilities and stockholders’ equity	$1,659,542	1,345,509

See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2007	2006	2005
Revenues:
Premiums earned, net	$1,483,548	1,511,626	1,380,204
Administrative service fees	14,018	14,089	14,445
Net investment income	47,194	42,657	29,138

Total operating revenues	1,544,760	1,568,372	1,423,787

Net realized investment gains	5,931	837	7,161
Net unrealized investment gain (loss) on trading securities	(4,116)	7,699	(4,709)
Other income, net	3,217	2,323	3,732

Total revenues	1,549,792	1,579,231	1,429,971

Benefits and expenses:
Claims incurred	1,223,775	1,258,981	1,208,367
Operating expenses	237,533	236,065	181,703

Total operating costs	1,461,308	1,495,046	1,390,070

Interest expense	15,839	16,626	7,595

Total benefits and expenses	1,477,147	1,511,672	1,397,665

Income before taxes	72,645	67,559	32,306

Income tax expense (benefit):
Current	15,906	15,407	4,033
Deferred	(1,779)	(2,381)	(160)

Total income taxes	14,127	13,026	3,873

Net income	$58,518	54,533	28,433

Basic net income per share	$2.15	2.04	1.06

Diluted net income per share	$2.15	2.04	1.06
See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Years ended December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

					Accumulated
	Class A	Class B	Additional		other	Total
	common	common	paid-in	Retained	comprehensive	stockholders’
	stock	stock	capital	earnings	income (loss)	equity
Balance, December 31, 2004	$26,712	—	124,052	134,531	16,138	301,433
Comprehensive income:
Net income	—	—	—	28,433	—	28,433
Net unrealized change in fair value of available for sale securities	—	—	—	—	(18,832)	(18,832)
Net change in minimum pension liability	—	—	—	—	(2,788)	(2,788)
Net change in fair value of cash- flow hedges	—	—	—	—	457	457

Total comprehensive income						7,270

Balance, December 31, 2005	26,712	—	124,052	162,964	(5,025)	308,703
Dividends declared	—	—	—	(6,231)	—	(6,231)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(16,081)	(16,081)
Other	21	—	(21)	—	—	—
Comprehensive income:
Net income	—	—	—	54,533	—	54,533
Net unrealized change in fair value of available for sale securities	—	—	—	—	(3,212)	(3,212)
Net change in minimum pension liability	—	—	—	—	4,952	4,952
Net change in fair value of cash- flow hedges	—	—	—	—	(65)	(65)

Total comprehensive income						56,208

Balance, December 31, 2006	26,733	—	124,031	211,266	(19,431)	342,599
Dividends declared	—	—	—	(2,448)	—	(2,448)
Sale of stock in public offering	(10,813)	16,100	64,992	—	—	70,279
Grant of restricted Class B common stock	—	166	—	—	—	166
Share-based compensation			34			34
Other	123	—	(122)	—	—	1
Comprehensive income:
Net income	—	—	—	58,518	—	58,518
Net unrealized change in fair value of available for sale securities	—	—	—	—	9,549	9,549
Defined benefit pension plan:
Prior service cost, net	—	—	—	—	3,935	3,935
Actuarial loss	—	—	—	—	155	155
Net change in fair value of cash- flow hedges	—	—	—	—	(250)	(250)

Total comprehensive income						71,907

Balance, December 31, 2007	$16,043	16,266	188,935	267,336	(6,042)	482,538

See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006, and 2005

(Dollar amounts in thousands, except per share data)

	2007	2006	2005
Cash flows from operating activities:
Net income	$58,518	54,533	28,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,562	6,443	5,230
Net amortization (accretions) of investments	354	511	(153)
Provision for doubtful receivables	(2,305)	5,125	1,067
Deferred tax benefit	(1,779)	(2,381)	(160)
Net gain on sale of securities	(5,931)	(837)	(7,161)
Net unrealized (gain) loss on trading securities	4,116	(7,699)	4,709
Share-based compensation	200	—	—
Proceeds from trading securities sold or matured:
Fixed maturities sold	—	—	102,667
Equity securities	43,614	27,919	36,156
Acquisition of securities in trading portfolio:
Fixed maturities	—	—	(30,502)
Equity securities	(23,921)	(22,409)	(25,785)
Gain (loss) on sale of property and equipment	28	22	(1)
(Increase) decrease in assets:
Premiums receivable	(8,458)	(27,951)	(8,805)
Agent balances	(4,061)	395	(3,183)
Accrued interest receivable	(309)	588	(17)
Other receivables	(3,637)	(4,521)	5,099
Funds withheld reinsurance receivable	—	118,635	(118,635)
Reinsurance recoverable on paid losses	(17,872)	(6,147)	(3,419)
Deferred policy acquisition costs and value of business acquired	(5,822)	(7,026)	(62,856)
Other assets	(3,179)	(4,031)	(14,423)
Increase (decrease) in liabilities:
Claims processed and incomplete	38,854	2,803	2,412
Unreported losses	(739)	3,342	15,900
Loss-adjustment expenses	1,033	1,791	(74)
Liability for future policy benefits	13,711	14,022	—
Liability for future policy benefits related to funds withheld reinsurance	—	(118,635)	118,635
Unearned premiums	19,017	15,579	11,120
Policyholder deposits	1,800	1,810	1,231
Liability to FEHBP	7,775	9,207	(5,435)
Accounts payable and accrued liabilities	7,359	1,903	588
Income tax payable	(10,034)	12,595	(1,827)

Net cash provided by operating activities	$115,894	75,586	50,811

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2007	2006	2005
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$299,561	51,519	13,099
Fixed maturities matured	41,248	32,826	22,822
Equity securities	1,000	1,209	3,488
Securities held to maturity:
Fixed maturities matured	13,246	492	1,816
Acquisition of investments:
Securities available for sale:
Fixed maturities	(327,409)	(81,496)	(118,758)
Equity securities	(18,379)	(11,620)	(6,876)
Securities held to maturity:
Fixed maturities	(8,244)	(2,197)	(10,252)
Acquisition of business, net of $10,403 of cash acquired	—	(27,793)	—
Net disbursements for policy loans	(287)	(415)	—
Capital expenditures	(9,390)	(11,871)	(7,574)

Net cash used in investing activities	(8,654)	(49,346)	(102,235)

Cash flows from financing activities:
Net proceeds from initial public offering	70,279	—	—
Change in outstanding checks in excess of bank balances	(3,076)	(8,224)	3,914
Repayments of short-term borrowings	(54,519)	(119,547)	(174,035)
Proceeds from short-term borrowings	54,519	117,807	174,075
Repayments of long-term borrowings	(12,141)	(2,503)	(5,140)
Proceeds from long-term borrowings	—	35,000	60,000
Dividends	(2,448)	(6,231)	—
Proceeds from annuity contracts	6,150	6,008	11,510
Surrenders of annuity contracts	(7,416)	(16,036)	(5,074)
Other	1	—	—

Net cash provided by financing activities	51,349	6,274	65,250

Net increase in cash and cash equivalents	158,589	32,514	13,826

Cash and cash equivalents, beginning of year	81,564	49,050	35,224

Cash and cash equivalents, end of year	$240,153	81,564	49,050

See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(1)	Nature of Business

Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico on January 17, 1997 to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries that are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance): (1) Triple-S, Inc. (TSI) a managed care organization that provides health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations located mainly in Puerto Rico; (2) Triple-S Vida, Inc. (TSV), which is engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (3) Seguros Triple-S, Inc. (STS), which is engaged in the underwriting of property and casualty insurance policies. The Company and TSI are members of the Blue Cross and Blue Shield Association (BCBSA).

Effective January 31, 2006, the Company completed the acquisition of 100% of the common stock of Great American Life Assurance Company of Puerto Rico (GA Life) (now Triple-S Vida, Inc.) and, effective June 30, 2006, the Company merged the operations of its former life and accident and health insurance subsidiary, Seguros de Vida Triple-S, Inc. (SVTS), into GA Life. The results of operations and financial position of GA Life are included in the Company’s consolidated financial statements for the period following January 31, 2006. Prior to completing the acquisition of GA Life, the operations of SVTS were the sole component of the Company’s life insurance segment. Effective November 1, 2007, GA Life changed its name to Triple-S Vida, Inc., after receiving required regulatory approvals.

The Company also has two other wholly owned subsidiaries, Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TC). ISI is mainly engaged in providing data processing services to the Company and its subsidiaries. TC is mainly engaged as a third-party administrator for TSI in the administration of the Commonwealth of Puerto Rico Health Care Reform’s (the Reform) business. Also, TC provides healthcare advisory services to TSI and other health insurance-related services to the health insurance industry.

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

(b)	Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The most significant items on the consolidated balance sheets that involve a greater degree of accounting
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
estimates and actuarial determinations subject to changes in the near future are the allowance for doubtful receivables, deferred policy acquisition costs and value of business acquired, claim liabilities, the liability for future policy benefits, and liability for pension benefits . As additional information becomes available (or actual amounts are determinable), the recorded estimates will be revised and reflected in operating results. Although some variability is inherent in these estimates, the Company believes the amounts provided are adequate.

(c)	Reclassifications

Certain amounts in the 2006 and 2005 consolidated financial statements were reclassified to conform to the 2007 presentation.

(d)	Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $192,534 and $37,271 at December 31, 2007 and 2006, respectively, consist principally of obligations of government-sponsored enterprises and certificates of deposit with an initial term of less than three months.

(e)	Investments

Investment in securities at December 31, 2007 and 2006 consists mainly of obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, obligations of states of the United States and political subdivisions of the states, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and equity securities. The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities classified as held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale.

Trading and available-for-sale securities are recorded at fair value. The fair values of debt securities (both available for sale and held to maturity investments) and equity securities are based on quoted market prices at the reporting date for those or similar investments. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts. Unrealized holding gains and losses on trading securities are included in operations. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are included in earnings and are determined on a specific-identification basis.

Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in operations for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of other comprehensive income. The unrealized holding gains or losses included in the separate component of other comprehensive income for securities transferred from available for sale to held to maturity, are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, market conditions, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

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

(f)	Revenue Recognition
(i)	Managed Care

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

Premiums for the Medicare Advantage (MA) business are based on a bid contract with the Centers for Medicare and Medicaid Services (CMS) and billed in advance of the coverage period. MA contracts provide for a risk factor to adjust premiums paid for members that represent a higher or lower risk to the Company. Retroactive rate adjustments are made periodically based on the aggregate health status and risk scores of the Company’s MA membership. These risk adjustments are evaluated quarterly based on actuarial estimates. Actual results could differ from these estimates. As additional information becomes available, the recorded estimate will be revised and reflected in operating results.

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
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
Administrative service fees include revenue from certain groups which have managed care contracts that provide for the group to be at risk for all or a portion of their claims experience. For these groups, the Company is not at risk and only handles the administration of the insurance coverage for an administrative service fee. The Company pays claims under self-funded arrangements from its own funds, and subsequently receives reimbursement from these groups. Claims paid under self—funded arrangements are excluded from the claims incurred in the accompanying consolidated financial statements. Administrative service fees under the self-funded arrangements are recognized based on the group’s membership or incurred claims for the period multiplied by an administrative fee rate plus other fees. In addition, some of these self-funded groups purchase aggregate and/or specific stop-loss coverage. In exchange for a premium, the group’s aggregate liability or the group’s liability on any one episode of care is capped for the year. Premiums for the stop-loss coverage are actuarially determined based on experience and other factors and are recorded as earned over the period of the contract in proportion to the coverage provided. This fully insured portion of premiums is included within the premiums earned, net in the accompanying consolidated statements of earnings.

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
(g)	Allowance for Doubtful Receivables

The allowance for doubtful receivables is based on management’s evaluation of the aging of accounts and such other factors, which deserve current recognition. Actual results could differ from these estimates. Receivables are charged against their respective allowance accounts when deemed to be uncollectible.

(h)	Deferred Policy Acquisition Costs and Value of Business Acquired

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
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
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

The value assigned to the insurance in-force of TSV at the date of the acquisition is amortized using methods similar to those used to amortize the deferred policy acquisition costs of the life and accident and health business.

In the property and casualty business, acquisition costs consist of commissions incurred during the production of business and are deferred and amortized ratably over the terms of the policies.

(i)	Property and Equipment

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

Estimated
Asset category	useful life
Buildings	20 to 50 years
Building improvements	3 to 5 years
Leasehold improvements	Shorter of estimated useful life or lease term
Office furniture	5 years
Computer software	3 to 10 years
Computer equipment, equipment, and automobiles	3 years
(j)	Software Development Costs

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. Our treatment of such costs is consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software. During the year ended December 31, 2006 the Company capitalized approximately $3,640 associated with the implementation of new software. No software development costs were capitalized during the year ended December 31, 2007.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(k)	Long-Lived Assets

In accordance with Statement of Financial Accounting Standards(SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

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

(l)	Claim Liabilities

Claims processed and incomplete and unreported losses for managed care policies represent the estimated amounts to be paid to providers based on experience and accumulated statistical data. Loss-adjustment expenses related to such claims are currently accrued based on estimated future expenses necessary to process such claims.

TSI contracts with various independent practice associations (IPAs) for certain medical care services provided to some policies subscribers. The IPAs are compensated on a capitation basis. In the Reform business and one of the MA policies, TSI retains a portion of the capitation payments to provide for incurred but not reported losses. At December 31, 2007 and 2006, total withholdings and capitation payable amounted to $29,119 and $23,796, respectively, which are recorded as part of the liability for claims processed and incomplete in the accompanying consolidated balance sheets.

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
December 31, 2007, 2006, and 2005
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

(m)	Future Policy Benefits

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

(n)	Policyholder Deposits

Amounts received for annuity contracts are considered deposits and recorded as a liability. Interest accrued on such deposits, which amounted to $1,800, $1,810, and $1,230, during the years ended December 31, 2007, 2006, and 2005, respectively, is recorded as interest expense in the accompanying consolidated statements of earnings.

(o)	Reinsurance

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

(p)	Derivative Instruments and Hedging Activities

The Company accounts for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities in accordance with the provisions of Statement of SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, which requires entities to recognize all derivative instruments, whether or not designated in hedging relationships, as either assets or liabilities in the balance sheet at their respective fair values. Changes in the fair value of derivative instruments are recorded in earnings, unless specific hedge accounting criteria are met in which case the change in fair value of the instrument is recorded within other comprehensive income.

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
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
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

(q)	Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of earnings in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only is such positions were probably of being sustained.

The Company records any interest and penalties related to unrecognized tax benefits within the operating expenses in our consolidated statement of earnings.

(r)	Insurance-Related Assessments

The Company accounts for insurance-related assessments in accordance with the provisions of SOP No. 97-3, Accounting by Insurance and Other Enterprises for Insurance-related Assessments. This SOP prescribes liability recognition when the following three conditions are met: (1) the assessment has been imposed or the information available prior to the issuance of the financial statements indicates it is probable that an assessment will be imposed; (2) the event obligating an entity to pay (underlying cause of) an imposed or probable assessment has occurred on or before the date of the financial statements; and (3) the amount of the assessment can be reasonably estimated. Also, this SOP provides for the recognition of an asset when the paid or accrued assessment is recoverable through either premium taxes or policy surcharges.

(s)	Commitments and Contingencies

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

(t)	Share-based Compensation

The Company accounts for share-based compensation in accordance with the provisions of SFAS No. 123 (R), Share-Based Payment. This statement requires that all share-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award. The Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.

(u)	Earnings Per Share

The Company calculates and presents earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share excludes dilution and is computed by dividing net income available to all classes of common stockholders by the weighted average number of all classes of common shares outstanding for the period, excluding non-vested restricted stocks. Diluted earnings per share is computed in the same manner as basic earnings per share except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Dilutive common shares are included in the diluted earnings per share calculation using the treasury stock method. See note 21 for additional earnings per share information. As disclosed in note 18, the accompanying consolidated financial statements give retroactive effect to the 3,000-for-one stock split of shares of common stock effected on May 1, 2007.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(v)	Fair Value of Financial Instruments

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

(vi)	Borrowings

The carrying amounts and fair value of the Company’s borrowings are as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Loans payable to bank	$25,946	25,946	38,087	38,087
6.3% senior unsecured notes payable	50,000	47,625	50,000	47,897
6.6% senior unsecured notes payable	60,000	57,825	60,000	58,104
6.7% senior unsecured notes payable	35,000	33,950	35,000	34,062

Totals	$170,946	165,346	183,087	178,150

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
The carrying amount of the loans payable to bank approximates fair value due to its floating interest-rate structure. The fair value of the senior unsecured notes payable was determined using market quotations. Additional information pertinent to long-term borrowings is included in note 10.

(vii)	Derivative Instruments

Current market pricing models were used to estimate fair value of interest-rate swap agreement and structured notes agreements. Fair values were determined using market quotations provided by outside securities consultants or prices provided by market makers. Additional information pertinent to the estimated fair value of derivative instruments is included in note 11.
(w)	Recently Issued Accounting Standards

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (Statement 159). Statement 159 gives the Company the irrevocable option to carry most financial assets and liabilities at fair value that are not currently required to be measured at fair value. If the fair value option is elected, changes in fair value would be recorded in earnings at each subsequent reporting date. SFAS 159 is effective for the Company’s 2008 fiscal year. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement (Statement 157). Statement 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. The Statement does not require any new fair value measures. The Statement is effective for fair value measures already required or permitted by other standards for fiscal years beginning after November 15, 2007. The Company is required to adopt Statement 157 beginning on January 1, 2008. Statement 157 is required to be applied prospectively, except for certain financial instruments. Any transition adjustment will be recognized as an adjustment to opening retained earnings in the year of adoption. In November 2007, the FASB proposed a one-year deferral of Statement 157’s fair-value measurement requirements for nonfinancial assets and liabilities that are not required or permitted to be measured at fair value on a recurring basis. The Company is currently evaluating the impact of adopting Statement 157 on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (Statement 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment to ARB No. 51 (Statement 160). Statements 141R and 160 require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both Statements are effective for periods beginning on or after December 15, 2008, and earlier adoption is prohibited. Statement 141R will be applied to business combinations occurring after the effective date. Statement 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. The Company currently does not expect the adoption of Statement 141R and Statement 160 to have an impact on its results of operations and financial position.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(3)	Investment in Securities

The amortized cost for debt and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale, and held-to-maturity securities by major security type and class of security at December 31, 2007 and 2006 were as follows:

2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Trading securities:
Equity securities	$54,757	15,170	(2,769)	67,158

2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Trading securities:
Equity securities	$66,930	17,436	(919)	83,447
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Obligations of government-sponsored enterprises	$479,525	7,311	(238)	486,598
U.S. Treasury securities and obligations of U.S. government instrumentalities	85,396	3,034	—	88,430
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	75,951	254	(1,176)	75,029
Municipal securities	15,223	228	(16)	15,435
Obligations of states of the United States and political subdivisions of the states	2,116	19	(2)	2,133
Corporate bonds	86,061	246	(2,717)	83,590
Mortgage-backed securities	14,138	75	(85)	14,128
Collateralized mortgage obligations	58,126	416	(256)	58,286

Total fixed maturities	816,536	11,583	(4,490)	823,629

Equity securities	66,747	7,354	(3,051)	71,050

Total	$883,283	18,937	(7,541)	894,679

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Obligations of government-sponsored enterprises	$444,710	243	(7,576)	437,377
U.S. Treasury securities and obligations of U.S. government instrumentalities	93,652	—	(944)	92,708
Obligations of the Commonwealth Commonwealth of Puerto Rico and its instrumentalities	53,388	138	(1,823)	51,703
Corporate bonds	48,882	6	(966)	47,922
Mortgage-backed securities	16,001	56	(214)	15,843
Collateralized mortgage obligations	57,480	147	(614)	57,013

Total fixed maturities	714,113	590	(12,137)	702,566

Equity securities	50,132	13,112	(1,558)	61,686

Total	$764,245	13,702	(13,695)	764,252

	2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$31,507	227	(20)	31,714
Mortgage-backed securities	3,134	—	(48)	3,086
Corporate bonds	8,348	—	(1)	8,347
Certificates of deposit	702	—	—	702

Total	$43,691	227	(69)	43,849

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2006
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$31,034	5	(816)	30,223
Mortgage-backed securities	3,775	—	(106)	3,669
Corporate bonds	11,513	8	(569)	10,952
Certificates of deposit	667	—	—	667
Index linked certificate of deposit	1,000	370	—	1,370

Total	$47,989	383	(1,491)	46,881

The fair values of investment in securities are determined based on quoted market prices or bid quotations received from securities dealers. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2007 and 2006 were as follows:

	2007
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
Securities available for sale:
Obligations of government- sponsored enterprises	$12,875	(134)	34,957	(104)	47,832	(238)
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	—	—	28,841	(1,176)	28,841	(1,176)
Municipal securities	1,259	(16)	—	—	1,259	(16)
Obligations of states of the United States and political subdivisions of the states	1,214	(2)	—	—	1,214	(2)
Corporate bonds	56,185	(1,398)	10,654	(1,319)	66,839	(2,717)
Mortgage-backed securities	—	—	8,265	(85)	8,265	(85)
Collateralized mortgage obligations	6,718	(104)	16,528	(152)	23,246	(256)

Total fixed maturities	78,251	(1,654)	99,245	(2,836)	177,496	(4,490)

Equity securities	14,454	(1,408)	17,911	(1,643)	32,365	(3,051)

Total for securities available for sale	$92,705	(3,062)	117,156	(4,479)	209,861	(7,541)

Securities held to maturity:
Obligations of government- sponsored enterprises	$—	—	10,831	(20)	10,831	(20)
Mortgage-backed securities	—	—	3,086	(48)	3,086	(48)
Corporate bonds	—	—	8,347	(1)	8,347	(1)

Total for securities held to maturity	$—	—	22,264	(69)	22,264	(69)

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2006
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
Securities available for sale:
Obligations of government- sponsored enterprises	$71,628	(636)	346,369	(6,940)	417,997	(7,576)
U.S. Treasury securities and obligations of U.S. government instrumentalities	92,708	(944)	—	—	92,708	(944)
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	4,588	(68)	31,165	(1,755)	35,753	(1,823)
Corporate bonds	43,190	(560)	3,959	(406)	47,149	(966)
Mortgage-backed securities	10,969	(137)	2,841	(77)	13,810	(214)
Collateralized mortgage obligations	11,958	(52)	23,112	(562)	35,070	(614)

Total fixed maturities	235,041	(2,397)	407,446	(9,740)	642,487	(12,137)

Equity securities	6,570	(681)	11,113	(877)	17,683	(1,558)

Total for securities available for sale	$241,611	(3,078)	418,559	(10,617)	660,170	(13,695)

Securities held to maturity:
Obligations of government- sponsored enterprises	$—	—	5,854	(816)	5,854	(816)
Mortgage-backed securities	—	—	3,669	(106)	3,669	(106)
Corporate bonds	—	—	9,444	(569)	9,444	(569)

Total for securities held to maturity	$—	—	18,967	(1,491)	18,967	(1,491)

The Company regularly monitors and evaluates the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Company’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Company determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the three year-period ended December 31, 2007, 2006 and 2005, the Company recognized other-than-temporary impairments amounting to $1,087, $2,098 and $1,036, respectively, on some of its equity securities classified as available for sale.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
Obligations of Government-sponsored Enterprises, U.S. Treasury Securities and Obligations of U.S. Government Instrumentalities, Obligations of States of the United States and Political Subdivisions of the States, and Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: The unrealized losses on the Company’s investments in obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of states of the United States and political subdivisions of the states, and in obligations of the Commonwealth of Puerto Rico and its instrumentalities were mainly caused by interest rate increases. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.
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
Equity Securities: The Company’s investment in equity securities classified as available for sale consist mainly of investments in common and preferred stock of domestic banking institutions and investments in several mutual funds. The unrealized loss experienced in the investment in common stocks of domestic banking institutions is mainly due to the increase in interest rates, which significantly impact banking institutions, and to the general economic conditions in the past three years. The unrealized loss related to the Company’s investments in preferred stock of domestic banking institutions and in investments in several mutual funds investing in fixed income securities is mainly caused by interest rate increases. Because the unrealized losses on equity securities were mainly caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery, these investments are not considered other-than-temporarily impaired.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
Maturities of investment securities classified as available for sale and held to maturity were as follows at December 31, 2007:

	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$40,625	40,557
Due after one year through five years	105,952	106,398
Due after five years through ten years	226,026	229,272
Due after ten years	371,669	374,988
Collateralized mortgage obligations	58,126	58,286
Mortgage-backed securities	14,138	14,128

	$816,536	823,629

Securities held to maturity:
Due in one year or less	$2,637	2,634
Due after one year through five years	25,949	25,973
Due after five years through ten years	3,200	3,201
Due after ten years	8,771	8,955
Mortgage-backed securities	3,134	3,086

	$43,691	43,849

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.
Investments with an amortized cost of $5,249 and $5,237 (fair value of $5,220 and $5,053) at December 31, 2007 and 2006, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code the Commonwealth of Puerto Rico (the Insurance Code). Investment with an amortized cost of $527 and $500 (fair value of $527 and $500) at December 31, 2007 and 2006, respectively, were deposited with the Commissioner of Insurance of the Government of the U.S. Virgin Islands.
Investments with a face value of $510 and $500 (fair value of $508 and $484) at December 31, 2007 and 2006, respectively, were held by a financial institution as collateral for the Company’s interest-rate swap agreement (see note 11).
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
Information regarding realized and unrealized gains and losses from investments for the years ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005
Realized gains (losses):
Fixed maturity securities:
Trading securities:
Gross gains from sales	$—	—	2,235
Gross losses from sales	—	—	(542)

	—	—	1,693

Securities available for sale:
Gross gains from sales	1,208	—	137
Gross losses from sales	(1,797)	(687)	(214)

	(589)	(687)	(77)

Total debt securities	(589)	(687)	1,616

Equity securities:
Trading securities:
Gross gains from sales	8,873	4,318	6,339
Gross losses from sales	(1,558)	(1,488)	(1,776)

	7,315	2,830	4,563

Securities available for sale:
Gross gains from sales	260	792	2,043
Gross losses from sales and impairments	(1,055)	(2,098)	(1,061)

	(795)	(1,306)	982

Total equity securities	6,520	1,524	5,545

Net realized gains on securities	$5,931	837	7,161

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2007	2006	2005
Changes in unrealized gains (losses):
Recognized in income:
Fixed maturities – trading	$—	—	(1,755)
Equity securities – trading	(4,116)	7,699	(2,954)

	$(4,116)	7,699	(4,709)

Recognized in accumulated other comprehensive income:
Fixed maturities–available for sale	$18,640	(2,434)	(9,615)
Equity securities–available for sale	(7,251)	(1,581)	(11,742)

	$11,389	(4,015)	(21,357)

Not recognized in the consolidated financial statements:
Fixed maturities–held to maturity	$1,266	(114)	(963)
The deferred tax liability on unrealized gains and losses recognized in accumulated other comprehensive income during the years 2007, 2006, and 2005 aggregated $1,842, $2, and $805, respectively.
As of December 31, 2007, investments in obligations that are payable from and secured by the same source of revenue or taxing authority, other than investment instruments of the U.S. and the Commonwealth of Puerto Rico governments, did not exceed 10% of stockholders’ equity. As of December 31, 2007, no investment in equity securities individually exceeded 10% of stockholders’ equity.
(4)	Net Investment Income

Components of net investment income were as follows:

	Year ended December 31
	2007	2006	2005
Fixed maturities	$37,205	35,217	24,094
Equity securities	5,271	3,821	3,228
Policy loans	394	336	—
Cash equivalent interest and interest-bearing deposits	2,187	1,903	702
Other	2,137	1,380	1,114

Total	$47,194	42,657	29,138

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(5)	Premium and Other Receivables, Net

Premium and other receivables as of December 31 were as follows:

	2007	2006

Premium	$54,330	53,377
Self-funded group receivables	31,344	24,854
FEHBP	10,202	9,187
Agent balances	32,874	28,813
Accrued interest	8,363	8,054
Reinsurance recoverable on paid losses	58,757	40,885
Other	22,323	18,686

	218,193	183,856

Less allowance for doubtful receivables:
Premium	11,753	12,128
Other	4,172	6,102

	15,925	18,230

Premium and other receivables, net	$202,268	165,626

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(6)	Deferred Policy Acquisition Costs and Value of Business Acquired

The movement of deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31, 2007, 2006, and 2005 is summarized as follows:

	DPAC	VOBA	Total
Balance, December 31, 2004	$18,712	—	18,712
Additions	26,257	—	26,257
Ceding commission of coinsurance funds with held agreement (see note 17)	60,000	—	60,000
Amortization	(23,401)	—	(23,401)

Net change	62,856	—	62,856

Balance, December 31, 2005	81,568	—	81,568
Capitalization upon acquisition of GA Life	—	22,823	22,823
Termination of coinsurance funds withheld agreement	(60,000)	—	(60,000)
Acquisition of business ceded in coinsurance funds with held agreement	—	60,000	60,000
Additions	44,056	—	44,056
VOBA interest at an average rate of 5.29%	—	4,427	4,427
Amortization	(26,799)	(14,658)	(41,457)

Net change	(42,743)	72,592	29,849

Balance, December 31, 2006	38,825	72,592	111,417
Additions	46,898	—	46,898
VOBA interest at an average rate of 5.27%	—	3,874	3,874
Amortization	(32,508)	(12,442)	(44,950)

Net change	14,390	(8,568)	5,822

Balance, December 31, 2007	$53,215	64,024	117,239

The amortization expense of the deferred policy acquisition costs and value of business acquired is included within the operating expenses in the accompanying consolidated statement of earnings.
     The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2008	$10,410
2009	9,265
2010	8,279
2011	7,230
2012	6,460
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(7)	Property and Equipment, Net

Property and equipment as of December 31 are composed of the following:

	2007	2006
Land	$6,531	6,531
Buildings and building and leasehold improvements	43,664	41,214
Office furniture and equipment	15,868	13,264
Computer equipment and software	36,361	31,457
Automobiles	539	413

	102,963	92,879

Less accumulated depreciation and amortization	59,548	51,264

Property and equipment, net	$43,415	41,615

(8)	Claim Liabilities

The activity in claim liabilities during 2007, 2006, and 2005 is as follows:

	2007	2006	2005
Claim liabilities at beginning of year	$314,682	297,563	279,325
Reinsurance recoverable on claim liabilities	(32,066)	(28,720)	(26,555)

Net claim liabilities at beginning of year	282,616	268,843	252,770

Claim liabilities acquired from GA Life	—	8,771	—

Claims incurred:
Current period insured events	1,240,100	1,266,132	1,202,952
Prior period insured events	(31,007)	(19,669)	5,415

Total	1,209,093	1,246,463	1,208,367

Payments of losses and loss-adjustment expenses:
Current period insured events	1,003,283	1,046,477	1,004,060
Prior period insured events	189,430	194,984	188,234

Total	1,192,713	1,241,461	1,192,294

Net claim liabilities at end of year	298,996	282,616	268,843
Reinsurance recoverable on claim liabilities	54,834	32,066	28,720

Claim liabilities at end of year	$353,830	314,682	297,563

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
The credits in the incurred claims and loss-adjustment expenses for prior period insured events for 2007 and 2006 are due primarily to better than expected utilization trends. The amount of incurred claims and loss-adjustment expenses for prior period insured events for 2005 is due to higher than expected cost per service and utilization trends.
Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.
The claims incurred disclosed in this table exclude the change in the liability for future policy benefits amounting to $14,682 and $12,518 during the years ended December 31, 2007 and 2006, respectively. As of December 31, 2005 the Company had no liability for future policy benefits.
(9)	Federal Employees’ Health Benefits Program (FEHBP)

TSI entered into a contract, renewable annually, with OPM as authorized by the Federal Employees’ Health Benefits Act of 1959, as amended, to provide health benefits under the FEHBP. The FEHBP covers postal and federal employees resident in the Commonwealth of Puerto Rico and the United States Virgin Islands as well as retirees and eligible dependents. The FEHBP is financed through a negotiated contribution made by the federal government and employees’ payroll deductions.

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

The contract with OPM allows for the payment of service fees as negotiated between TSI and OPM. Service fees, which are included within the other income, net in the accompanying consolidated statements of earnings, amounted to $895, $861, and $800, respectively, for each of the years in the three-year period ended December 31, 2007.

A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations. Accordingly, such reserve is not reflected in the accompanying consolidated balance sheets. The balance of such reserve as of December 31, 2007 and 2006 was $18,004 and $17,747, respectively. The Company received $5,512, $4,850, and $1,059, of payments made from the contingency reserve fund of OPM during 2007, 2006, and 2005, respectively.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
The claim payments and operating expenses charged to the FEHBP are subject to audit by the U.S. government. Management is of the opinion that an adjustment, if any, resulting from such audits will not have a significant effect on the accompanying financial statements. The claim payments and operating expenses reimbursed in connection with the FEHBP have been audited through 2004 by OPM.
(10)	Borrowings

A summary of the borrowings entered by the Company at December 31, 2007 and 2006 is as follows:

	2007	2006
Secured note payable of $20,000, payable in various installments through August 31, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over selected LIBOR maturity (which was 6.67% at December 31, 2006).	$—	10,500
Senior unsecured notes payable of $50,000 due September 2019. Interest is payable semiannually at a fixed rate of 6.30%.	50,000	50,000
Senior unsecured notes payable of $60,000 due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	60,000	60,000
Senior unsecured notes payable of $35,000 due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 6.24% and 6.35% at December 31, 2007 and 2006, respectively).	25,946	27,587

Total borrowings	$170,946	183,087

Aggregate maturities of the Company’s borrowings as of December 31, 2007 are summarized as follows:

Year ending December 31:
2008	$1,640
2009	1,640
2010	1,640
2011	1,640
2012	1,640
Thereafter	162,746

$170,946

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
All of the Company’s senior notes can be prepaid at par, in total or partially, five years after issuance as determined by the Company. The Company’s senior unsecured notes contain certain covenants with which TSI and the Company have complied with at December 31, 2007.
Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note. Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2007 and 2006 amounted to $1,239 and $1,338, respectively, and are included within the other assets in the accompanying consolidated balance sheets.
The secured loan payable previously described is guaranteed by a first position held by the bank on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the loan under a continuing general security agreement. This secured loan contains certain covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of December 31, 2007, the Company is in compliance with these covenants.
The Company was also a party to another secured loan whose outstanding balance of $10,500 was repaid upon its maturity on August 1, 2007.
Interest expense on the above borrowings amounted to $11,565, $11,695, and $5,168, for the years ended December 31, 2007, 2006, and 2005, respectively.
(11)	Derivative Instruments and Hedging Activities

The Company uses derivative instruments to manage the risks associated with changes in interest rates and to diversify the composition of its investment in securities.

By using derivative financial instruments the Company exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty is obligated to the Company, which creates credit risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it does not possess credit risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties.

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
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
The Company has a variable-rate debt that was used to finance the acquisition of real estate from subsidiaries (see note 10). The debt obligations expose the Company to variability in interest payments due to changes in interest rates. Management believes it is prudent to limit the variability of a portion of its interest payments. To meet this objective, on December 6, 2002, management entered into an interest-rate swap agreement, with an effective date of April 1, 2003, to manage fluctuations in cash flows resulting from interest rate risk. The maturity date of the interest-rate swap agreement is March 30, 2008. This swap economically changes the variable-rate cash flow exposure on the debt obligations to fixed cash flows. Under the terms of the interest-rate swap, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating the equivalent of fixed-rate debt.
Changes in the fair value of the interest-rate swap, designated as a hedging instrument that effectively offsets the variability of cash flows associated with the variable-rate of the long-term debt obligation, are reported in accumulated other comprehensive income, net of the related tax effect. This amount is subsequently reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings. During the years ended December 31, 2007 and 2006 the Company’s interest expense was reduced by $419 and $379, respectively, of interest received related to this agreement. During the year ended December 31, 2005, the Company recorded $127 of interest expense related to this agreement. No amount representing cash-flow hedge ineffectiveness was recorded since the terms of the swap agreement allow the Company to assume no ineffectiveness in the agreement.
As of December 31, 2007 and 2006, the fair value of the interest rate swap amounted to $93 and $502, respectively, and was included within the other assets in the accompanying consolidated balance sheets.
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
The changes in the fair value of the embedded derivative component are recorded as gains or losses in earnings in the period of change. During the year ended December 31, 2007 the Company recorded a loss associated with the change in the fair value of this derivative component of $45. During the years ended December 31, 2006 and 2005 the Company recorded a gain associated with the change in the fair value of this derivative component of $1,046 and $2,833, respectively. The change in the fair value of the embedded derivative component is included within the other income, net in the accompanying consolidated statement of earnings.
As of December 31, 2007 and 2006, the fair value of the derivative component of the structured notes amounted to $6,332 and $6,377, respectively, and is included within the Company’s other assets in the accompanying consolidated balance sheets. The investment component of the structured notes is accounted for as held-to-maturity debt securities and is included within the investment in securities in the accompanying
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
consolidated balance sheets. As of December 31, 2007 the fair value and amortized cost of the investment component of both structured notes amounted to $8,347 and $8,348, respectively. As of December 31, 2006 the fair value and amortized cost of the investment component of both structured notes amounted to $7,626 and $8,011, respectively.
(12)	Agency Contract and Expense Reimbursement

TSI processes and pays claims as fiscal intermediary for the Medicare – Part B Program. Claims from this program, which are excluded from the accompanying consolidated statements of earnings, amounted to $322,930, $413,806, and $618,725, for each of the years in the three-year period ended December 31, 2007.

TSI is reimbursed for administrative expenses incurred in performing this service. For the years ended December 31, 2007, 2006, and 2005, TSI was reimbursed by $10,783, $13,073, and $13,889, respectively, for such services, which are deducted from operating expenses in the accompanying consolidated statements of earnings.

The operating expense reimbursements in connection with processing Medicare claims have been audited through 2002 by federal government representatives. Management is of the opinion that no significant adjustments will be made affecting cost reimbursements through December 31, 2007.
(13)	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

	Premiums earned			Claims incurred(1)
	2007	2006	2005	2007	2006	2005
Gross	$1,564,873	1,584,857	1,447,054	1,247,788	1,267,871	1,225,065
Ceded	(81,325)	(77,644)	(67,250)	(38,695)	(22,869)	(16,698)
Assumed	—	4,413	400	—	1,461	—

Net	$1,483,548	1,511,626	1,380,204	1,209,093	1,246,463	1,208,367

(1)	The claims incurred disclosed in this table exclude the change in the liability for future policy benefits amounting to $14,682 and $12,518 during the years ended December 31, 2007 and 2006, respectively. As of December 31, 2005 the Company had no liability for future policy benefits.
(a)	Reinsurance Ceded Activity

TSI, STS and TSV, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company. Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders. In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts. During 2007, 2006, and 2005, STS placed 9% of its reinsurance business with one reinsurance company.

TSI has two excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties. Reinsurance contracts are primarily for periods of one year, and are subject to modifications and negotiations in each renewal date. Premiums ceded under these contracts amounted to $3,349 and $2,249 in 2007 and 2006,
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
respectively. Claims ceded amounted to $2,957 and $3,766 in 2007 and 2006, respectively. Principal reinsurance agreements are as follows:
•	Organ transplant excess of loss treaty covering 100% of the claims up to a maximum of $1,000 per person, per life.

•	Routine medical care excess of loss treaty covering 100% of claims from the amount of $100 and up to a maximum of $900 per covered person, per contract year.
STS has a number of pro rata and excess of loss reinsurance treaties whereby the subsidiary retains for its own account all loss payments for each occurrence that does not exceed the stated amount in the agreements and a catastrophe cover, whereby it protects itself from a loss or disaster of a catastrophic nature. Under these treaties, STS ceded premiums of $69,137, $65,723, and $59,244, in 2007, 2006, and 2005, respectively.
Reinsurance cessions are made on excess of loss and on a proportional basis. Principal reinsurance agreements are as follows:
•	Property quota share treaty covering for a maximum of $20,000 for any one risk. Under this treaty 40.0% of the risk is ceded to reinsurers. The remaining exposure is covered by a property per risk excess of loss treaty that provides reinsurance in excess of $500 up to a maximum of $12,000, or the remaining 60.0% for any one risk.

•	Personal property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $70,000.

•	Commercial property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $190,000.

•	Property catastrophe excess of loss. This treaty provides protection for losses in excess of $70,000 and $190,000 with respect to personal and commercial lines, respectively, resulting from any catastrophe, subject to a maximum of $150,000.

•	Personal lines quota share. This treaty provides protection of 13.20% on all ground-up losses, subject to a limit of $1,000 for any one risk.

•	Reinstatement premium protection. This treaty provides a maximum limit of approximately $4,200 for personal lines and $13,800 in commercial lines to cover the necessity of reinstating the catastrophe program in the event it is activated.

•	Casualty excess of loss treaty. This treaty provides reinsurance for losses in excess of $225 up to a maximum of $12,000.

•	Medical malpractice excess of loss. This treaty provides reinsurance in excess of $150 up to a maximum of $1,500 per incident.

•	Builders’ risk quota share and first surplus covering contractors’ risk. This treaty provides protection on a 20/80 quota share basis for the initial $2,500 and a first surplus of $10,000 for a maximum of $12,000 for any one risk.

•	Surety quota share treaty covering contract and miscellaneous surety bond business. This treaty provides reinsurance of up to $5,000 for contract surety bonds, subject to an aggregate of $10,000 per contractor and $3,000 per miscellaneous surety bond.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
Facultative reinsurance is obtained when coverage per risk is required. All reinsurance contracts are for a period of one year, on a calendar basis, and are subject to modifications and negotiations in each renewal.
The ceded unearned reinsurance premiums on STS arising from these reinsurance transactions amounted to $22,963 and $19,892 at December 31, 2007 and 2006, respectively and are reported as other assets in the accompanying consolidated balance sheets.
TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $8,839, $9,672, and $8,006, in 2007, 2006, and 2005, respectively. Principal reinsurance agreements are as follows:
•	Group life pro rata agreement, reinsuring 50% of the risk up to $150 on the life of any participating individual of certain groups insured.

•	Group life insurance facultative agreement, reinsuring risk in excess of $25 of certain group life policies.

•	Group life insurance facultative excess of loss agreements in which TSV retains a portion of the losses on the life of any participating individual of certain groups insured. Any excess will be recovered from the reinsurer. This agreement provides for various retentions ($25, $50, and $75) of the losses.

•	Facultative pro rata agreements for the long-term disability insurance, reinsuring 65% of the risk.

•	Accidental death catastrophic reinsurance covering each and every accident arising out of one event or occurrence resulting in the death or dismemberment of five or more persons. The retention for each event is $250 with a maximum of $1,000 for each event and $2,000 per year.

•	Several reinsurance agreements, mostly on an excess of loss basis up to a maximum retention of $50. For certain new life products that have been issued since 1999, the retention limit is $175.
(b)	Reinsurance Assumed Activity

On December 22, 2005, the Company’s former life insurance subsidiary SVTS entered into a coinsurance funds withheld agreement with GA Life. Under the terms of this agreement SVTS assumed 69% of all the business written as of and after the effective date of the agreement. On the effective date of the agreement, SVTS paid an initial ceding commission of $60,000 for its participation in the business written by GA Life as of and after the effective date of the agreement. This amount was considered a policy acquisition cost and was included within the deferred policy acquisition costs as of December 31, 2005. This amount, upon the acquisition of GA Life, was transferred to the value of business acquired when the agreement was canceled.

As in other coinsurance funds withheld agreements, GA Life invests the premiums received from policyholders, pays commissions, processes claims and engages in other administrative activities. GA Life also carries the reserves for the policies written as well as the underlying investments purchased with the premiums received from policyholders.

On January 31, 2006 the Company completed the acquisition of 100% of the common stock of GA Life. The results of operations and financial position of GA Life are included in the Company’s consolidated financial statements for the period following January 31, 2006. Effective June 30, 2006, the Company merged the operations of its former life insurance subsidiary, SVTS, into GA Life after receiving required regulatory approvals. The coinsurance funds withheld agreement was canceled effective February 1, 2006, subsequent to the acquisition of GA Life. Premiums earned and claims incurred assumed during the month ended January 31, 2006 amounted to $4,413 and $2,292, respectively.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(14)	Income Taxes

Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. The Company and its subsidiaries are subject to Puerto Rico income taxes. The Company’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of December 31, 2007, tax years 2003 through 2006 of the Company and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

On January 1, 2007, the Company adopted the provisions of Fin 48: no adjustment was required upon the adoption of this accounting pronouncement.

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

TSV operates as a qualified domestic life insurance company and is subject to the alternative minimum tax and taxes on its capital gains. After the merger of GA Life and SVTS, SVTS ceased to exist and its tax responsibilities are now assumed by TSV.

Federal income taxes were recognized by the Company’s insurance subsidiaries amounted to approximately $164, $148, and $139 in 2007, 2006, and 2005, respectively.

TSM, TCI, and ISI are subject to Puerto Rico income taxes as a regular corporation, as defined in the P.R. Internal Revenue Code, as amended.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	2007	2006	2005
Income before taxes	$72,645	67,559	32,306
Statutory tax rate	39.0%	39.0%	39.0%

Income tax expense at statutory rate of 39%	28,332	26,348	12,599

Increase (decrease) in taxes resulting from:
Exempt interest income	(9,990)	(9,196)	(7,441)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(1,115)	(1,674)	(752)
Effect of using earnings under statutory accounting principles instead of GAAP for TSI and STS	371	(1,718)	(84)
Effect of taxing capital gains at a preferential rate	(1,406)	(541)	(1,762)
Dividends received deduction	(821)	(325)	(430)
Other permanent disallowances, net	2,308	2,626	1,123
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	(2,131)	(2,009)	1,500
Other adjustments to deferred tax assets and liabilities	(423)	(399)	(723)
Other	(998)	(86)	(157)

Total income tax expense	$14,127	13,026	3,873

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax liability at December 31, 2007 and 2006 of the Company and its subsidiaries is composed of the following:

	2007	2006

Deferred tax assets:
Allowance for doubtful receivables	$5,422	6,593
Liability for pension benefits	9,885	12,492
Employee benefits plan	4,856	4,011
Postretirement benefits	1,789	1,863
Deferred compensation	1,519	1,343
Accumulated depreciation	356	379
Impairment loss on investments	565	611
Contingency reserves	50	2,516
Alternative minimum income tax credit	830	458
Other	544	13

Gross deferred tax assets	25,816	30,279

Deferred tax liabilities:
Deferred policy acquisition costs	(7,102)	(8,903)
Catastrophe loss reserve trust fund	(5,035)	(3,752)
Unrealized gain upon acquisition of GA Life	(2,092)	(3,036)
Unrealized gain on trading securities	(1,859)	(3,217)
Unrealized gain on securities available for sale	(1,842)	(2)
Unrealized gain on derivative instruments	(383)	(387)
Unamortized bond issue costs	(383)	(501)
Cash-flow hedges	(37)	(196)
Other	(300)	(993)

Gross deferred tax liabilities	(19,033)	(20,987)

Net deferred tax asset	$6,783	9,292

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
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(15)	Pension Plans

On December 31, 2006, the Company adopted the recognition and disclosures provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans.

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
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2007 and 2006, accordingly:

	2007	2006

Change in benefit obligation:
Projected benefit obligation at beginning of year	$88,774	84,272
Service cost	5,489	5,459
Interest cost	5,072	4,655
Benefit payments	(5,141)	(4,614)
Actuarial losses (gains)	1,774	(1,102)
Plan amendments	(6,370)	104

Projected benefit obligation at end of year	$89,598	88,774

Accumulated benefit obligation at end of year	$66,042	64,366

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$59,520	49,501
Actual return on assets (net of expenses)	4,234	6,633
Employer contributions	5,000	8,000
Benefit payments	(5,140)	(4,614)

Fair value of plan assets at end of year	$63,614	59,520

Funded status at end of year	$(25,984)	(29,254)

Amounts in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost:
Development of prior service cost (credit):
Balance at beginning of year	$606	550
Amortization	(58)	(48)
Prior service cost (credit) arising during the year	(6,370)	104

Unrecognized net prior service cost (credit)	(5,822)	606

Development of actuarial loss:
Balance at beginning of year	30,409	36,722
Amortization	(1,959)	(2,436)
Loss (gain) arising during the year	1,923	(3,877)

Unrecognized actuarial loss	30,373	30,409

Sum of deferrals	$24,551	31,015

Net amount recognized	$(1,433)	1,761
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
The amounts recognized in the balance sheets as of December 31, 2007 and 2006 consist of the following:

	2007	2006
Pension liability	$25,984	29,254
Accumulated other comprehensive loss, net of a deferred tax of $9,501 and $12,017 in 2007 and 2006, respectively	15,050	18,998
The components of net periodic benefit cost and other amounts recognized in other comprehensive income for 2007, 2006, and 2005 were as follows:

	2007	2006	2005

Components of net periodic benefit cost:
Service cost	$5,489	5,459	4,737
Interest cost	5,072	4,655	4,145
Expected return on assets	(4,383)	(3,858)	(3,467)
Amortization of prior service cost	58	48	48
Amortization of actuarial loss	1,959	2,435	2,017

Net periodic benefit cost	$8,195	8,739	7,480

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
The estimated net loss and prior service cost that will be amortized from other comprehensive income into net periodic pension benefits cost during the next twelve months is as follows:

Prior service cost	$(446)
Actuarial loss	1,764
The following assumptions were used on a weighted average basis to determine benefit obligations of the plan and in computing the periodic benefit cost as of and for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Discount rate	6.25%	5.75%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	Graded; 3.50% to 8.00%	Graded; 3.50% to 8.00%	Graded; 3.00% to 6.50%
The basis used to determine the overall expected long-term rate of return on assets assumption was an analysis of the historical rate of return for a portfolio with a similar asset allocation. The assumed long-term asset allocation for the plan is as follows: 53% — 67% equity securities; 26% — 36% debt securities; 4% — 12% real estate; and 0% — 3% cash. It is common on December 31 to have an increased cash position due to incoming cash contributions as well as outgoing cash disbursements.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
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
(a)	Plan Assets

The Company’s weighted average asset allocations at December 31, 2007 and 2006 were as follows:

Asset category	2007	2006
Equity securities	59%	62%
Debt securities	31	28
Real estate	9	8
Other	1	2

Total	100%	100%

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
The investment program for the National Retirement Trust is based on the precepts of capital market theory that are generally followed by institutional investors and who by definition, are long-term oriented investors. This philosophy holds that:
•	Increasing risk is rewarded with compensating returns over time, and therefore, prudent risk taking is justifiable for long-term investors.

•	Risk can be controlled through diversification of asset classes and investment approaches, as well as diversification of individual securities.

•	Risk is reduced by time, and over time the relative performance of different asset classes is reasonably consistent. Over the long-term, equity investments have provided and should continue to provide superior returns over other security types. Fixed-income securities can dampen volatility and provide liquidity in periods of depressed economic activity.

•	The strategic or long-term allocation of assets among various asset classes is an important driver of long-term returns.

•	Relative performance of various asset classes is unpredictable in the short-term and attempts to shift tactically between asset classes are unlikely to be rewarded.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
Investments will be made for the sole interest of the participants and beneficiaries of the programs participating in the National Retirement Trust. Accordingly, the assets of the National Retirement Trust shall be invested in accordance with these objectives:
•	Ensure assets are available to meet current and future obligations of the participating programs when due.

•	Earn a minimum rate of return no less than the actuarial interest rate.

•	Earn the maximum return that can be realistically achieved in the markets over the long-term at a specified and controlled level of risk in order to minimize future contributions.

•	Invest the assets with the care, skill, and diligence that a prudent person acting in a like capacity would undertake. The committee acknowledges that, in the process, it has the objective of controlling the costs involved with administering and managing the investments of the National Retirement Trust.
(b)	Cash Flows

The Company expects to contribute $5,000 to its pension program in 2008.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31:
2008	$2,865
2009	3,797
2010	4,210
2011	4,506
2012	5,538
2013 – 2017	6,175
Noncontributory Supplemental Pension Plan
In addition, the Company sponsors a noncontributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits. At December 31, 2007, the Company has recorded a pension liability of $3,237 and $3,046, respectively. The charge to accumulated other comprehensive income related to the noncontributory pension plan at December 31, 2007 and 2006 amounted to $602 and $744, respectively, net of a deferred tax asset of $384 and $475, respectively.
(16)	Catastrophe Loss Reserve and Trust Fund

In accordance with Chapter 25 of the Insurance Code, as amended, STS is required to record a catastrophe loss reserve. This catastrophe loss reserve is supported by a trust fund for the payment of catastrophe losses. The reserve increases by amounts determined by applying a contribution rate, not in excess of 5%, to catastrophe written premiums as instructed annually by the Commissioner of Insurance, unless the level of the reserve exceeds 8% of catastrophe exposure, as defined. The reserve also increases by an amount equal to the resulting return in the supporting trust fund and decreases by payments on catastrophe losses or authorized withdrawals from the trust fund. Additions to the catastrophe loss reserve are deductible for income tax purposes.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
This trust may invest its funds in securities authorized by the Insurance Code, but not in investments whose value may be affected by hazards covered by the catastrophic insurance losses. The interest earned on these investments and any realized gains (loss) on investment transactions are part of the trust fund and are recorded as income (expense) of the Company. An amount equal to the investment returns is recorded as an addition to the catastrophe loss reserve.
The assets in this fund, which amounted to $29,096 and $27,051 as of December 31, 2007 and 2006, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico. As of December 31, 2007 and 2006, assets in this fund amounting to $25,962 and $27,051 are reported within the securities held to maturity in the accompanying consolidated balance sheets. As of December 31, 2007, assets in this fund amounting to $3,134 are also reported within the securities available for sale in the accompanying consolidated balance sheets.
STS is required to make deposits to the trust fund, if any, on or before January 30 of the following year. Contributions are determined by a rate imposed by the Commissioner of Insurance for the catastrophe policies written in that year. Additions in 2007 and 2006, amounting to $822 and $772, respectively, were determined by applying a rate of 1% to catastrophe premiums written.
The amount in the trust fund may be withdrawn or released in the case that STS ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.
Retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2007 and 2006 amounted to $29,918 and $27,823, respectively.
(17)	Business Combinations
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

The estimated fair value of the value of business acquired was actuarially determined by discounting after-tax profits at a risk rate of return equal to approximately 12%. After-tax profits were forecasted based upon models of the insurance in-force, actual invested assets as of acquisition date and best-estimate actuarial assumptions regarding
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
premium income, claims, persistency, expenses and investment income accruing from invested assets plus reinvestment of positive cash flows. The best-estimate actuarial assumptions were based upon GA Life’s recent experience in each of its major life and health insurance product lines. The amount of value of business acquired is to be amortized, considering interest, over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to the expected total premium revenue to be received over the life of the policies.

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

	Unaudited
	2006	2005
Operating revenues	$1,576,492	1,516,632
Net income	54,850	43,814
Basic net income per share	2.05	1.64
(18)	Stockholders’ Equity
(a)	Common Stock

On April 24, 2007, the Company’s Board of Directors (the Board) authorized a 3,000-for-one stock split of its Class A common stock effected in the form of a dividend of 2,999 shares for every one share outstanding. This stock split was effective on May 1, 2007 to all stockholders of record at the close of business on April 24, 2007. The total number of authorized shares and par value per share were unchanged by this action. The par value of the additional shares resulting from the stock split was reclassified from additional paid in capital to common stock. All references to the number of shares and per share amounts in this consolidated financial statements are presented after giving retroactive effect to the stock split.

In May 2007, the Company cancelled 24,000 director qualifying shares. Since February 2007, Board members are no longer required to hold qualifying shares to participate in the Board of Directors of the Company.

In December 7, 2007, the Company completed the initial public offering (IPO) of its Class B common stock. In this public offering the Company sold 16,100,000 shares, 10,813,191 of which were shares previously owned by selling shareholders. Proceeds received under this public offering amounted to $70,279, net of $6,380 of expenses directly related to the offering.

For a period of five years after the completion of our IPO, subject to the extension or shortening under certain circumstances, each holder of Class B common stock will benefit from anti-dilution protections provided in our amended and restated articles of incorporation.

(b)	Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2007 and 2006, there are no issued and outstanding preferred stock shares.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(c)	Dividends

On March 12, 2007, the Board declared a cash dividend of $2,448 distributed pro rata among all of the Company’s issued and outstanding Class A common shares, excluding those shares issued to the representatives of the community that are members of the Board (the qualifying shares). All stockholders of record as of the close of business on March 23, 2007, except those who only hold qualifying shares, received a dividend per share of $0.09 for each share held on that date.

On January 13, 2006, the Board declared a cash dividend of $6,231 distributed pro rata among all of the Company’s issued and outstanding Class A common shares, excluding qualifying shares. All stockholders of record as of the close of business on January 16, 2006, except those who only hold qualifying shares, received a dividend per share of $0.23 for each share held on that date.

(d)	Liquidity Requirements

As members of the BCBSA, the Company and TSI are required by membership standards of the association to maintain liquidity as defined by BCBSA. That is, to maintain net worth exceeding the Company Action Level as defined in the National Association of Insurance Commissioners’ (NAIC) Risk-Based Capital for Insurers Model Act. The companies are in compliance with this requirement.
(19)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income are as follows:

				Accumulated
	Unrealized	Liability		other
	gains on	for pension	Cash-flow	comprehensive
	securities	benefits	hedges	income (loss)
Beginning balance	$5	(19,742)	306	(19,431)
Net current period change	8,383	4,090	(250)	12,223
Reclassification adjustments for gains and losses reclassified in income	1,166	—	—	1,166

Ending balance	$9,554	(15,652)	56	(6,042)

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2007 and 2006 are as follows:

	2007
		Deferred tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains on securities arising during the period	$10,005	(1,622)	8,383
Less reclassification adjustment for gains and losses realized in income	1,384	(218)	1,166

Net change in unrealized gain	11,389	(1,840)	9,549

Liability for pension benefits	6,697	(2,607)	4,090
Cash-flow hedges	(409)	159	(250)

Net current period change	$17,677	(4,288)	13,389

	2006
		Deferred tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains on securities arising during the period	$(6,008)	1,201	(4,807)
Less reclassification adjustment for gains and losses realized in income	1,993	(398)	1,595

Net change in unrealized gain	(4,015)	803	(3,212)

Liability for pension benefits	7,915	(2,963)	4,952
Cash-flow hedges	(105)	40	(65)
Adjustment to initially apply SFAS No.158	(26,233)	10,152	(16,081)

Net current period change	$(22,438)	8,032	(14,406)

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2005
		Deferred tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains on securities arising during the period	$(20,452)	2,350	(18,102)
Less reclassification adjustment for gains and losses realized in income	(905)	175	(730)

Net change in unrealized gain	(21,357)	2,525	(18,832)

Minimum pension liability adjustment	(4,515)	1,727	(2,788)
Cash-flow hedges	749	(292)	457

Net current period change	$(25,123)	3,960	(21,163)

(20)	Share-Based Compensation

In December 2007 the Company adopted the 2007 Incentive Plan (the Plan), which permits the board of directors the grant of stock options, restricted stock awards and performance awards to eligible officers, directors and key employees. The Plan authorizes grants to issue up to 4,700,000 of Class B common shares of authorized but unissued stock. At December 31, 2007, there were 3,367,583 additional shares available for the Company to grant under the Plan. Stock options can be granted with an exercise price at least equal the stock’s fair market value at the date of grant. The stock option awards vest in equal annual installments over 3 years and its expiration date cannot exceed 7 years. The restricted stock and performance awards are issued at the fair value of the stock on the grant date. Restricted stock awards vest in equal annual installments over 3 years. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards were achieved.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table. In absence of adequate historical data, the Company estimates the expected life of the option using the shortcut method allowed by Staff Accounting Bulletin (SAB) No. 107. Since the Company is a newly-public entity, expected volatility is computed based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option is based on the U.S. Treasury zero-coupon bonds yield curve in effect at the time of grant.

The following assumptions were used in the development of fair value of option awards:

2007
Expected dividend yield	0.00%
Expected volatility (per year)	33.00%
Expected term (in years)	4.50
Risk-free interest rate	3.51%
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

Stock option activity during the periods indicated is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	shares	Price	Term (Years)	Value
Beginning balance	—	$—
Grants	999,309	14.50

Ending balance	999,309	$14.50	2.92	$5,706

Excercisable at end of year	—	$—	—	—
The weighted average grant date fair value of options granted during the year 2007 was $14.50. There were no options exercised during the year ended December 31, 2007.

A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2007, and changes during the year ended December 31, 2007, are presented below:

	Restricted Awards		Performance Awards
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	shares	Price	shares	Price
Beginning balance	—	$—	—	$—
Grants	166,554	14.50	166,554	14.50

Ending balance	166,554	$14.50	166,554	$14.50

Excercisable at end of year	—	$—	—	$—
At December 31, 2007, there was $8,590 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 2.92 years. No shares vested during the year ended December 31, 2007.

The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(21)	Net Income Available to Stockholders and Basic Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31, 2007.

	2007	2006	2005
Numerator for earnings per share:
Net income available to stockholders	$58,518	54,533	28,433

Denominator for basic earnings per share — Weighted average of common shares	27,200,067	26,729,500	26,712,000
Effect of dilutive securities — Non-vested restricted stock awards	2,038	—	—

Denominator for diluted earnings per share	27,202,105	26,729,500	26,712,000

Basic net income per share	$2.15	2.04	1.06

Diluted net income per share	$2.15	2.04	1.06
During the year ended December 31, 2007, the weighted average of stock option shares of 83,276 were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive. There were no anti-dilutive stock options during the years ended December 31, 2006 and 2005.
(22)	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under noncancelable operating leases. Minimum annual rental commitments at December 31, 2007 under existing agreements are summarized as follows:

Year ending December 31:
2008	$5,338
2009	3,650
2010	2,239
2011	1,248
2012	509
Thereafter	375

Total	$13,359

Rental expense for 2007, 2006, and 2005 was $4,007, $3,962, and $2,185, respectively, after deducting the amount of $303, $348, and $495, respectively, reimbursed by Medicare (see note 12).
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(23)	Contingencies
(a)	Legal Proceedings
(i)	At December 31, 2007, the Company is defendant in various lawsuits arising in the ordinary course of business. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

(ii)	TSM, TSI, and others are defendants in a complaint where the plaintiffs allege that the defendants, among other things, violated provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, breach of contract with providers, and damages. The plaintiffs also asserted that, in light of TSI’s former tax exempt status, the assets of TSI belong to a charitable trust held in the benefit of the people of Puerto Rico (the charitable trust claim). The plaintiffs also requested the Company sell shares to them pursuant to a contract with TSI dated August 16, 1989 regarding the acquisition of shares. After a preliminary review of the complaint, it appears that many of the allegations brought by the plaintiffs have been resolved in favor of TSM and TSI in previous cases brought by the same plaintiffs in the U.S. District Court for the District of Puerto Rico and in the local courts. The defendants, including TSM and TSI answered the complaint, filed a counter-claim and filed several motions to dismiss.

On May 9, 2005, the plaintiffs amended the complaint to allege causes of action similar to those dismissed by the U.S. District Court for the District of Puerto Rico in another case. Defendants moved to dismiss the amended complaint. Plaintiffs opposed the motions to dismiss and defendants filed corresponding replies. In 2006, the Court held several hearings concerning these dispositive motions and stayed all discovery until the motions were resolved.

On January 19, 2007, the Court denied a motion by the plaintiffs to dismiss the defendants’ counterclaim for malicious prosecution and abuse of process. The Court ordered plaintiffs to answer counterclaim by February 20, 2007. Although they filed after the required date, plaintiffs filed an answer to the counterclaim.

On February 7, 2007 the Court dismissed the charitable trust, RICO and violation of due process claims as to all the plaintiffs. The tort, breach of contract and violation of the Puerto Rico corporations’ law claims, were dismissed only against certain of the physician plaintiffs. The Court allowed the count based on antitrust to proceed, and in reconsideration allowed the charitable trust and RICO claims to proceed. The Company appealed to the Puerto Rico Court of Appeals the denial of the motion to dismiss as to the antitrust allegations and the Court’s decision to reconsider the claims previously dismissed.

On May 30, 2007 the Puerto Rico Court of Appeals granted leave to replead the RICO and antitrust claims only to the physician plaintiffs, consistent with certain requirements set forth in its opinion, to allow the physician plaintiffs the opportunity to cure the deficiencies and flaws the Court found in the plaintiffs allegations. The Court dismissed the charitable trust claim as to all plaintiffs, denying them the opportunity to replead that claim, and dismissed the RICO and antitrust claims as to the non-physician plaintiffs. Also, the Court of Appeals granted leave to replead a derivative claim capacity on behalf of the Corporation to the lone shareholder plaintiff. The plaintiffs moved for the reconsideration of this judgment. On July 18, 2007 the Court of Appeals denied the plaintiffs motion for reconsideration, which has granted plaintiffs leave to replead certain matters. On August 17, 2007, plaintiffs filed a petition for certiorari by the Puerto Rico Supreme Court, which we opposed on August 27, 2007. The plaintiffs’ petition for certiorari was denied by the Puerto Rico Supreme Court on November 9, 2007. The
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
Company is unable to estimate the range of possible loss that may be ultimately realized upon the resolution of this case. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.
(iii)	On May 22, 2003 a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all others similarly situated and the Connecticut State Medical Society against the BCBSA and substantially all of the other Blue plans in the United States, including TSI. The individual plaintiffs bring this action on behalf of themselves and a class of similarly situated physicians seeking redress for alleged illegal acts of the defendants, which they allege have resulted in a loss of their property and a detriment to their business, and for declaratory and injunctive relief to end those practices and prevent further losses. Plaintiffs alleged that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to doctors so that they are not paid in a timely manner for the covered, medically necessary services they render.

The class action complaint alleges that the healthcare plans are the agents of BCBSA licensed entities, and as such have committed the acts alleged above and acted within the scope of their agency, with the consent, permission, authorization and knowledge of the others, and in furtherance of both their interest and the interests of other defendants. Management believes that TSI was brought to this litigation for the sole reason of being associated with the BCBSA. However, on June 18, 2004 the plaintiffs moved to amend the complaint to include the Colegio de Médicos y Cirujanos de Puerto Rico (a compulsory association grouping all physicians in Puerto Rico), Marissel Velázquez, MD, President of the Colegio de Médicos y Cirujanos de Puerto Rico, and Andrés Meléndez, MD, as plaintiffs against TSI. Later Marissel Velázquez, MD voluntarily dismissed her complaint against TSI. TSI, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited to arbitration and applicability of the McCarran Ferguson Act. The parties have been ordered to engage in mediation, and twenty four plans, including TSI, are actively participating in the mediation efforts. The mediation resulted in the creation of a Settlement Agreement that was filed with the Court on April 27, 2007, and on May 31, 2007, the District Court preliminarily approved the Settlement Agreement. The Company has recorded its best estimate of the possible outcome of this case as an accrual, which is included within the accounts payable and accrued liabilities in the accompanying consolidated financial statements as of and for the year ended December 31, 2007. A final approval hearing for the Settlement Agreement was held on November 14, 2007. The Court has yet to issue the final approval of the settlement.

(iv)	TSI is a defendant in a complaint, filed on October 23, 2007, where the plaintiffs allege that, as heirs of a former shareholder of TSI, they were fraudulently induced to submit shares for redemption in 1996. The plaintiffs are seeking the return of 16 shares (prior to giving effect to the 3,000-for-one stock split) that were redeemed in 1996, a year after the death of the former shareholders, or compensation in the amount of $40,000 per share which they allege is a share’s present value. At the time of death of the former shareholder, the bylaws of TSI would not have permitted the plaintiffs to inherit, as those bylaws provided that in the event of a shareholder’s death, shares could be redeemed at the price originally paid for them or could be transferred only to an heir who was either a doctor or dentist. The plaintiffs’ complaint also states that they purport to represent as a class all heirs of the TSI’s former shareholders whose shares were redeemed upon such shareholders’ deaths. On October 31, 2007, the Corporation filed a motion to dismiss the claims as barred by the applicable statute of limitations. On December 21, 2007, the plaintiffs filed an opposition to our motion to dismiss, alleging that the two year statute of limitations is not applicable in connection with the redemption of the stock that took place in 1996. On
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
March 3, 2008, the Company filed a reply to plaintiffs’ opposition to the motion to dismiss. In its reply, the Corporation renews its motion to dismiss and further argues that plaintiffs’ argument is wrong because the statute of limitations has expired, pursuant the two year term provided under the Uniform Security Act of Puerto Rico Civil code for cases of this nature. The Company is unable to estimate the range of possible loss that may be ultimately realized upon the resolution of this case. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.
(v)	TSI and the Commissioner of Insurance of Puerto Rico are defendants in a complaint with one former shareholder of TSI predecessor stock that was redeemed in 1999 for its original purchase price pursuant to an order issued by the Commissioner of Insurance, requiring the redemption of a total of 1,582 shares that had been previously sold by the Company. The Company appealed this Commissioner of Insurance’s order to the Puerto Rico Court of Appeals, which upheld that order by decision dated March 31, 2000. The plaintiff requests that the court direct TSI to return his share of stock and pay damages and attorney’s fees. On January 23, 2008, the Company filed a motion for summary judgment, on the ground inter alia that the finding of the Insurance Commissioner is firm and final and cannot be collaterally attacked in this litigation. Plaintiffs have petitioned the Court to hold the motion in abeyance pending discovery. TSI believes that this claim is meritless, as the validity of the share repurchase was decided by the Court of Appeals in 2000, and plans to vigorously contest this matter. The Company is unable to estimate the range of possible loss that may be ultimately realized upon the resolution of this case. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

(vi)	On March 1, 2006 and March 3, 2006, respectively, the Puerto Rico Center for Municipal Revenue Collection (CRIM) imposed a real property tax assessment of approximately $1.3 million and a personal property tax assessment of approximately $4.0 million upon TSI for the fiscal years 1992-1993 through 2002-2003, during which time TSI qualified as a tax-exempt entity under Puerto Rico law pursuant to rulings issued by the Puerto Rico tax authorities. In imposing the tax assessments, CRIM contends that because a for-profit corporation, such as TSI, is not entitled to such an exemption, the rulings recognizing the tax exemption that were issued should be revoked on a retroactive basis and property taxes should be applied to TSI for the period when it was exempt. On March 28, 2006 and March 29, 2006, respectively, TSI challenged the real and personal property tax assessments.

On October 29, 2007, the Court entered a summary judgment for CRIM affirming the real property tax. TSI filed a motion for reconsideration of the Court’s summary judgment decision, which was denied. On November 29, 2007 TSI appealed this determination and has requested an argumentative hearing. On January 19, 2008 CRIM filed an allegation in opposition of TSI’s appeal and on March 3, 2008 TSI filed its response to the allegation submitted by CRIM.

On December 5, 2007, the Court entered a summary judgment for CRIM with respect to the personal property assessment that was notified on January 22, 2008. On January 31, 2008, TSI filed a motion for reconsideration, which was denied. TSI appealed this decision on February 21, 2008 and also requested a consolidation of both property tax cases.

The Company believes that these municipal tax assessments are improper and currently expects to prevail in this litigation. The Company is unable to estimate the range of possible loss that may be ultimately realized upon the resolution of this case. In the opinion of management, with the advice of its
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the consolidated financial position and results of operations of the Company.
(b)	Guarantee Associations

Pursuant to the Insurance Code, STS is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED) and of the Sindicato de Aseguradores de Responsabilidad Profesional para Médicos. Both syndicates were organized for the purpose of underwriting medical-hospital professional liability insurance. As a member, the subsidiary shares risks with other member companies and, accordingly, is contingently liable in the event that the above-mentioned syndicates cannot meet their obligations. During 2007, 2006 and 2005, no assessments or payments were made for this contingency.

Additionally, pursuant to Article 12 of Rule LXIX of the Insurance Code, STS is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association). The Association was organized during 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998. As a participant, STS shares the risk, proportionately with other members, based on a formula established by the Insurance Code. During the three-year period ended December 31, 2007, the Association distributed good experience refunds. STS received refunds amounting to $1,023, $769, and $918, in 2007, 2006, and 2005, respectively.

STS is a member of the Asociación de Garantía de Seguros de Todas Clases, excepto Vida, Incapacidad y Salud and TSI, TSV are members of the Asociación de Garantía de Seguros de Vida, Incapacidad y Salud. As members, they are required to provide funds for the payment of claims and unearned premiums reimbursements for policies issued by insurance companies declared insolvent. During 2006 and 2005, STS paid assessments of $995 and $965, respectively. During 2007 no assessment or payment was made by STS in connection with insurance companies declared insolvent. Moreover, no assessments were attributable to TSI and Triple-S Vida, Inc. during 2007, 2006, and 2005.
(24)	Statutory Accounting

TSI, TSV and STS (collectively known as the regulated subsidiaries) are regulated by the Commissioner of Insurance. The regulated subsidiaries are required to prepare financial statements using accounting practices prescribed or permitted by the Commissioner of Insurance, which differ from GAAP.

The accumulated earnings of TSI, TSV, and STS are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Such limitations restrict the payment of dividends by insurance companies generally to unrestricted unassigned surplus funds reported for statutory purposes. As more fully described in note 16, a portion of the accumulated earnings of STS are also restricted by the catastrophe loss reserve balance (amounting to $29,918 and $27,823 as of December 31, 2007 and 2006, respectively) as required by the Insurance Code.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
The net admitted assets, unassigned surplus, and capital and surplus of the insurance subsidiaries at December 31, 2007 and 2006 are as follows:

	2007
	TSI	STS	TSV
Net admitted assets	$702,125	273,601	310,428
Unassigned surplus	67,768	57,346	(17,021)
Capital and surplus	217,768	95,765	45,039

	2006
	TSI	STS	GA Life
Net admitted assets	$557,146	255,702	292,972
Unassigned surplus	190,419	47,892	(22,790)
Capital and surplus	191,419	84,215	39,270
The net income (loss) of the insurance subsidiaries for the years ended December 31, 2007, 2006, and 2005 is as follows:

	TSI	STS	TSV
2007	$41,742	14,608	7,736
2006	24,723	9,270	7,077
2005	16,126	10,107	(58,046)
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(25)	Supplementary Information on Noncash Transactions Affecting Cash Flow Activities

	2007	2006	2005
Supplementary information:
Noncash transactions affecting cash flows activities:
Change in net unrealized gain on securities available for sale, including deferred income tax liability of $1,842, $2, and $805 in 2007, 2006, and 2005, respectively	$9,549	(3,212)	(18,832)
Change in cash-flow hedges, including deferred income tax liability of $37, $196, and $236 in 2007, 2006, and 2005, respectively	(250)	(65)	457
Change in liability for pension benefits, and deferred income tax asset of $9,885, $2,340, and $5,303, in 2007, 2006, and 2005, respectively	4,090	4,952	(2,788)
Adjustment to initially apply SFAS No. 158, including deferred income tax effect of $10,152 in 2006.	—	(16,081)	—
Unsettled investment acquisitions	117,706	226	379
Unsettled investment sales	—	(13)	(2,845)
Other:
Income taxes paid	25,940	2,813	5,351
Interest paid	14,102	14,215	9,118
On January 31, 2006, the Company acquired GA Life (now TSV). Refer to note 17 for a summary of assets acquired and liabilities assumed as part of the acquisition.
(26)	Segment Information

The operations of the Company are conducted principally through three business segments: Managed Care, Life Insurance, and Property and Casualty Insurance. Business segments were identified according to the type of insurance products offered. These segments and a description of their respective operations are as follows:
•	Managed Care segment – TSI is engaged in the sale of managed care products to the commercial market sector (including corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare supplement) as well as to the Medicare Advantage, the Commonwealth of Puerto Rico Health Reform (the Reform) and stand-alone PDP. The following represents a description of the major contracts by sector:
–	Commercial – The premiums for this business are mainly originated through TSI’s internal sales force and a network of brokers and independent agents. TSI is a qualified contractor to provide health coverage to federal government employees within Puerto Rico. Earned premiums revenue related to this contract amounted to $121,126, $113,355, and $113,181 for the three-year period ended December 31, 2007, 2006, and 2005, respectively (see note 9). Under its commercial business, TSI also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $46,649, $54,143, and $64,623, for
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
the three-year period ended December 31, 2007, 2006, and 2005, respectively. TSI also processes and pays claims as fiscal intermediary for the Medicare – Part B Program in Puerto Rico and is reimbursed for operating expenses (see note 12).
–	Medicare – TSI provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is terminable for cause if TSI breaches a material provision of the contract or violate relevant laws or regulations. The premiums for this business are mainly originated through TSI’s internal sales force and a network of brokers and independent agents. Earned premium revenue related to the Medicare business amounted to $255,570, $170,820 and $34,236 the three-year period ended December 31, 2007, 2006 and 2005, respectively.

–	Reform – TSI participates in the Reform to provide health coverage to medically indigent citizens in Puerto Rico. The Reform program provides health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the Commonwealth of Puerto Rico. The Reform consists of a single policy with the same benefits for each qualified medically indigent citizen. Earned premium revenue related to this business amounted to $327,544, $455,891, and $510,839, for three-year period ended December 31, 2007, 2006, and 2005, respectively. During these periods, TSI was the sole provider in three of the eight Reform regions in Puerto Rico. Since the Reform’s inception in 1995, TSI had been the sole provider for two to three regions each year. The contract for each geographical area is subject to termination in the event of any noncompliance by the insurance company, which is not corrected or cured to the satisfaction of the government entity overseeing the Reform, or on ninety days’ prior written notice in the event that the government determines that there is an insufficiency of funds to finance the Reform. These contracts usually have one-year terms and expire on June 30. Upon the expiration of the contract for a geographical area, of the Commonwealth of Puerto Rico usually commences an open bidding process to select the carrier for each area. In October 2006, TSI was informed that the new contract to serve one of these regions, Metro-North, had been awarded to another managed care company effective November 1, 2006. The contracts for the other two areas were renewed for additional terms ending June 30, 2008.
•	Life Insurance segment – This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through TSV’s internal sales force and a network of independent brokers and agents.

•	Property and Casualty Insurance segment –The predominant insurance lines of business of this segment are commercial multiple peril, auto physical damage, auto liability, and dwelling. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to STS, net of commissions. Remittances are due 60 days after the closing date of the general agent’s account current.
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
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
assets are kept by one segment, while allocating the depreciation expense to other segments. The allocation of the depreciation expense is based on the proportion of asset used by each segment. Certain expenses are not allocated to the segments and are kept within TSM’s operations.

The following tables summarize the operations by operating segment for each of the years in the three-year period ended December 31, 2007, 2006, and 2005.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2007	2006	2005
Operating revenues:
Managed care:
Premiums earned, net	$1,298,776	1,337,070	1,276,307
Fee revenue	14,018	14,089	14,445
Intersegment premiums/fee revenue	6,229	5,531	4,274
Net investment income	19,673	18,852	16,958

Total managed care	1,338,696	1,375,542	1,311,984

Life:
Premiums earned, net	88,505	86,595	17,130
Intersegment premiums	356	293	—
Net investment income	15,016	13,749	3,018

Total life	103,877	100,637	20,148

Property and casualty:
Premiums earned, net	96,267	87,961	86,767
Intersegment premiums	616	591	—
Net investment income	11,849	9,589	8,706

Total property and casualty	108,732	98,141	95,473

Other segments – intersegment service revenues *	44,971	53,375	50,004

Total business segments	1,596,276	1,627,695	1,477,609

TSM operating revenues from external sources	656	467	456
Elimination of intersegment premiums	(7,201)	(6,415)	(4,274)
Elimination of intersegment service revenue	(44,971)	(53,375)	(50,004)

Consolidated operating revenues	$1,544,760	1,568,372	1,423,787

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2007	2006	2005
Operating income:
Managed care	$57,392	45,472	16,112
Life	10,716	11,196	3,045
Property and casualty	10,740	11,250	12,244
Other segments *	891	1,115	543

Total business segments	79,739	69,033	31,944

TSM operating revenues from external sources	656	467	456
TSM unallocated operating expenses	(7,846)	(6,648)	(5,271)
Elimination of TSM charges	10,903	10,474	6,588

Consolidated operating income	83,452	73,326	33,717

Consolidated net realized investment gains	5,931	837	7,161
Consolidated net unrealized gain (loss) on trading securities	(4,116)	7,699	(4,709)
Consolidated interest expense	(15,839)	(16,626)	(7,595)
Consolidated other income, net	3,217	2,323	3,732

Consolidated income before taxes	$72,645	67,559	32,306

	2007	2006	2005
Depreciation expense:
Managed care	$4,277	3,788	3,640
Life	677	750	439
Property and casualty	1,488	775	62

Total business segments	6,442	5,313	4,141

TSM depreciation expense	1,120	1,130	1,089

Consolidated depreciation expense	$7,562	6,443	5,230

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004
(Dollar amounts in thousands, except per share data)

	2007	2006
Assets:
Managed care	$762,422	600,948
Life	430,807	407,994
Property and casualty	375,415	326,894
Other segments *	11,255	7,807

Total business segments	1,579,899	1,343,643

Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	82,980	11,879
Property and equipment, net	22,523	23,792
Other assets	2,280	4,096

	107,783	39,767

Elimination entries – intersegment receivables and others	(28,140)	(37,901)

Consolidated total assets	$1,659,542	1,345,509

	2007	2006
Significant noncash items:
Net change in unrealized gain on securities available for sale:
Managed care	$2,928	(1,560)
Life	3,253	(1,457)
Property and casualty	3,085	(183)

Total business segments	9,266	(3,200)

Amount related to TSM	283	(12)

Consolidated net change in unrealized gain on securities available for sale	$9,549	(3,212)

Net change in liability for pension benefits:
Managed care	$2,838	3,795
Life	35	212
Property and casualty	275	197
Other segments *	844	614

Total business segments	3,992	4,818

Amount related to TSM	98	134

Consolidated net change in liability for pension benefits	$4,090	4,952

Adjustment to initially apply SFAS No. 158, net of tax:
Managed care	$—	(10,959)
Life	—	(1,145)
Property and casualty	—	(144)
Other segments *	—	(3,278)

Total business segments	—	(15,526)

Amount related to TSM		(555)

Consolidated net change in liability for pension benefits	$—	(16,081)

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(27)	Quarterly Financial Information (Unaudited)

The results of operations of GA Life are included in the quarterly financial information for the period following January 31, 2006.

	2007
	March 31	June 30	September 30	December 31	Total
Revenues:
Premiums earned, net	$348,465	377,346	375,803	381,934	1,483,548
Administrative service fees	3,509	3,617	3,908	2,984	14,018
Net investment income	11,121	11,047	11,229	13,797	47,194

Total operating revenues	363,095	392,010	390,940	398,715	1,544,760

Net realized investment gains (losses)	1,196	3,784	1,183	(232)	5,931
Net unrealized investment gain (loss) on trading securities	(1,925)	573	588	(3,352)	(4,116)
Other income (loss), net	209	2,158	(525)	1,375	3,217

Total revenues	362,575	398,525	392,186	396,506	1,549,792

Benefits and expenses:
Claims incurred	297,318	308,023	310,033	308,401	1,223,775
Operating expenses	56,137	59,358	57,944	64,094	237,533

Total operating costs	353,455	367,381	367,977	372,495	1,461,308

Interest expense	3,952	4,058	3,938	3,891	15,839

Total benefits and expenses	357,407	371,439	371,915	376,386	1,477,147

Income before taxes	5,168	27,086	20,271	20,120	72,645

Income tax expense (benefit):
Current	1,060	5,938	4,575	4,333	15,906
Deferred	(397)	343	206	(1,931)	(1,779)

Total income taxes	663	6,281	4,781	2,402	14,127

Net income	$4,505	20,805	15,490	17,718	58,518

Basic net income per share	$0.17	0.78	0.58	0.62	2.15

Diluted net income per share	$0.17	0.78	0.58	0.62	2.15
(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2006
	March 31	June 30	September 30	December 31	Total
Revenues:
Premiums earned, net	$380,531	387,637	390,431	353,027	1,511,626
Administrative service fees	3,429	3,202	3,725	3,733	14,089
Net investment income	10,050	10,766	10,509	11,332	42,657

Total operating revenues	394,010	401,605	404,665	368,092	1,568,372

Net realized investment gains (losses)	528	433	363	(487)	837
Net unrealized investment gain (loss) on trading securities	2,556	(2,245)	3,407	3,981	7,699
Other income (loss), net	1,199	(1,286)	1,295	1,115	2,323

Total revenues	398,293	398,507	409,730	372,701	1,579,231

Benefits and expenses:
Claims incurred	324,707	332,210	317,388	284,676	1,258,981
Operating expenses	57,730	56,932	55,810	65,593	236,065

Total operating costs	382,437	389,142	373,198	350,269	1,495,046

Interest expense	3,798	4,095	4,493	4,240	16,626

Total benefits and expenses	386,235	393,237	377,691	354,509	1,511,672

Income before taxes	12,058	5,270	32,039	18,192	67,559

Income tax expense (benefit):
Current	2,636	779	6,130	5,862	15,407
Deferred	41	(128)	1,079	(3,373)	(2,381)

Total income taxes	2,677	651	7,209	2,489	13,026

Net income	$9,381	4,619	24,830	15,703	54,533

Basic net income per share	$0.35	0.17	0.93	0.59	2.04

Diluted net income per share	$0.35	0.17	0.93	0.59	2.04

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Financial Statements
December 31, 2007, 2006, and 2005
(With Independent Auditors’ Report Thereon)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Triple-S Management Corporation:
Under date of March 7, 2008, we reported on the consolidated balance sheets of Triple-S Management Corporation and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007 as contained in the 2007 annual report to stockholders. Our report refers to the adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 2007. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
San Juan, Puerto Rico
March 7, 2008
Stamp No 2222075 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Balance Sheets
December 31, 2007 and 2006
(Dollar amounts in thousands, except per share data)

	2007	2006

Assets

Current assets:
Cash and cash equivalents	$47,772	1,224

Receivables:
Due from subsidiaries*	597	360
Other	25	29

Total receivables	622	389
Investment in securities	35,208	9,655
Prepaid income tax	111	—
Net deferred tax assets	367	218
Accrued interest	173	79
Other assets	198	523

Total current assets	84,451	12,088
Notes receivable from subsidiaries*	57,000	79,000
Investment in securities	—	1,000
Accrued interest on note receivable from subsidiaries	8,151	4,001
Net deferred tax assets	543	574
Investments in wholly owned subsidiaries*	448,579	377,341
Property and equipment, net	22,523	23,792
Other assets	863	912

Total assets	$622,110	498,708

Liabilities and Stockholders’ Equity

Current liabilities:
Current portion of long-term debt	$1,640	12,140
Due to subsidiary*	6,015	15,159
Accounts payable and accrued expenses	8,045	6,465
Income taxes payable	—	291

Total current liabilities	15,700	34,055

Long-term debt	119,306	120,947
Liability for pension benefits	4,566	1,107

Total liabilities	139,572	156,109

Stockholders’ equity:
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issue and outstanding 16,042,809 and 26,733,000 shares at December 31, 2007 and 2006, respectively	16,043	26,733
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issue and outstanding 16,266,554 at December 31,2007	16,266	—

Additional paid-in capital	188,935	124,031
Retained earnings	267,336	211,266
Accumulated other comprehensive loss, net	(6,042)	(19,431)

	482,538	342,599

Commitments and contingencies

Total liabilities and stockholders’ equity	$622,110	498,708

* Eliminated in consolidation.
See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Earnings
Years ended December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2007	2006	2005
Rental income*	$7,096	6,897	6,724
Management fees	3,880	3,650	—
General and administrative expenses	(7,846)	(6,648)	(5,271)

Operating income	3,130	3,899	1,453

Other revenue (expenses):
Equity in net income of subsidiaries	57,980	53,632	27,604
Interest expense, net of interest income of $5,477, $6,088, and $1,809 in 2007, 2006, and 2005, respectively*	(2,557)	(2,078)	(336)
Other income	397	—	—

Total other revenue, net	55,820	51,554	27,268

Income before income taxes	58,950	55,453	28,721

Income tax expense (benefit):
Current	520	772	208
Deferred	(88)	148	80

Total income tax expense, net	432	920	288

Net income	$58,518	54,533	28,433

* Eliminated in consolidation.
See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

					Accumulated
	Common	Common	Additional		other
	stock	stock	paid-in	Retained	comprehensive
	Class A	Class B	capital	earnings	income (loss)	Total
Balance, December 31, 2004	$26,712	—	124,052	134,531	16,138	301,433

Comprehensive income:
Net income	—	—	—	28,433	—	28,433
Net unrealized change in fair value of available for sale securities	—	—	—	—	(18,832)	(18,832)
Net change in minimum pension liability	—	—	—	—	(2,788)	(2,788)
Net change in fair value of cash-flow hedges	—	—	—	—	457	457

Total comprehensive income						7,270

Balance, December 31, 2005	26,712	—	124,052	162,964	(5,025)	308,703
Dividends declared		—	—	(6,231)	—	(6,231)
Adjustment to initially apply SFAS No. 158, net of tax		—	—	—	(16,081)	(16,081)
Other	21		(21)			—

Comprehensive income:
Net income	—	—	—	54,533	—	54,533
Net unrealized change in fair value of available for sale securities	—	—	—	—	(3,212)	(3,212)
Net change in minimum pension liability	—	—	—	—	4,952	4,952
Net change in fair value of cash-flow hedges	—	—	—	—	(65)	(65)

Total comprehensive income						56,208

Balance, December 31, 2006	26,733	—	124,031	211,266	(19,431)	342,599
Dividends declared	—	—	—	(2,448)	—	(2,448)
Sale of stock in public offering	(10,813)	16,100	64,992	—	—	70,279
Grant of resticted Class B common stock	—	166	—	—	—	166
Share-based compensation	—	—	34	—	—	34
Other	123	—	(122)	—	—	1
Comprehensive income:
Net income	—	—	—	58,518	—	58,518
Net unrealized change in fair value of available for sale securities	—	—	—	—	9,549	9,549
Defined benefit pension plan:
Prior service cost, net	—	—	—	—	3,935	3,935
Actuarial loss	—	—	—	—	155	155
Net change in fair value of cash-flow hedges	—	—	—	—	(250)	(250)

Total comprehensive income						71,907

Balance, December 31, 2007	$16,043	16,266	188,935	267,336	(6,042)	482,538

See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years ended December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)

	2007	2006	2005
Cash flows from operating activities:
Net income	$58,518	54,533	28,433
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in net income of subsidiaries*	(57,980)	(53,632)	(27,604)
Depreciation and amortization	1,120	1,130	1,090
Share-based compensation	200	—	—
Provision for obsolescence	—	(83)	(25)
Deferred income tax (benefit) expense	(88)	148	80
Other	(394)	—	—
Changes in assets and liabilities:
Receivables*	(233)	1,062	(583)
Accrued interest*	(4,244)	(1,842)	(1,354)
Prepaid income tax and other assets	(146)	517	(2,553)
Accounts payable, accrued expenses, liability for pension benefit and due to subsidiary*	(3,945)	6,807	3,948
Income taxes payable	(291)	291	—

Net cash (used in) provided by operating activities	(7,483)	8,931	1,432

Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	(28,202)	—	(3,000)
Proceeds from sale and maturities of investment in securities classified as available for sale	4,393	335	—
Notes receivable from subsidiaries*	22,000	4,000	(57,000)
Acquisition of business	—	(38,196)	—
Net retirement (acquisition) of property and equipment	149	(162)	(273)

Net cash used in investing activities	(1,660)	(34,023)	(60,273)

Cash flows from financing activities:
Dividends	(2,448)	(6,231)	—
Repayments of long-term borrowings	(12,141)	(2,503)	(5,140)
Proceeds from long-term borrowings	—	35,000	60,000
Net proceeds from initial public offering	70,279	—	—
Other	1	—	—

Net cash provided by financing activities	55,691	26,266	54,860

Net increase (decrease) in cash and cash equivalents	46,548	1,174	(3,981)
Cash and cash equivalents, beginning of year	1,224	50	4,031

Cash and cash equivalents, end of year	$47,772	1,224	50

Supplemental information:
Income taxes paid	$922	402	170
Interest paid	7,751	7,809	2,093

Noncash activities:
Change in net unrealized gain on securities available for sale, including deferred income tax liability of $67, $2, and $805 in 2007, 2006 and 2005, respectively	$9,549	(3,212)	(18,832)
Change in cash-flow hedges, including deferred tax liability of $37 and $196,$236 in 2007, 2006 and 2005, respectively	(250)	(65)	457
Change in liability for pension benefits and deferred income tax asset of $9,502, $2,340, and $5,303, in 2007, 2006, and 2005, respectively	4,090	4,952	(2,788)
Adjustment to initially apply SFAS No. 158, including deferred income tax effect of $10,152 in 2006	—	(16,081)	—

* Eliminated in consolidation.
See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(1)	Organization

Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico on January 17, 1997 to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries that are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance): (a) Triple-S, Inc. (TSI) a managed care organization, that provides health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations located mainly in Puerto Rico; (b) Triple-S Vida, Inc. (TSV), which is engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (c) Seguros Triple-S, Inc. (STS), which is engaged in the underwriting of property and casualty insurance policies. The Company and TSI are members of the Blue Cross and Blue Shield Association (BCBSA).

Effective January 31, 2006, the Company completed the acquisition of 100% of the common stocks of Great American Life Assurance Company of Puerto Rico (GA Life) (now Triple-S Vida, Inc.) and effective June 30, 2006, the Company merged the operations of its former life and accident and health insurance subsidiary, Seguros de Vida Triple-S, Inc. (SVTS), into the GA Life. The results of operations and financial position of GA Life are included as part of equity in net income of subsidiaries in the accompanying statements of earnings for the period following January 31, 2006. Effective November 1, 2007 GA Life changed its name to Triple-S Vida, Inc., after receiving required regulatory approvals.

The Company also has two other wholly owned subsidiaries, Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TC). ISI is mainly engaged in providing data processing services to the Company and its subsidiaries. TC is mainly engaged as a third party administrator for TSI in the administration of the Commonwealth of Puerto Rico Health Care Reform business (the Reform). Also, TC provides health care advisory services to TSI and other health insurance-related services to the health insurance industry.

A substantial majority of the Company’s business activity through its subsidiaries is with insureds located throughout Puerto Rico and, as such, the Company is subject to the risks associated with the Puerto Rico economy.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in the notes to the consolidated financial statements of the Company referred to in Item 15 to the Annual Report on Form 10-K.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(3)	Property and Equipment, Net

Property and equipment as of December 31 are composed of the following:

	2007	2006
Land	$6,531	6,531
Buildings and leasehold improvements	27,778	27,927

	34,309	34,458

Less accumulated depreciation and amortization	(11,786)	(10,666)

Property and equipment, net	$22,523	23,792

(4)	Investment in Wholly Owned Subsidiaries

Summarized combined financial information for the Company’s wholly owned subsidiaries as of and for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Assets
Cash, cash equivalents, and investments	$1,168,182	943,784
Receivables, net	216,525	186,919
Other assets	195,192	212,940

Total assets	$1,579,899	1,343,643

Liabilities and Equity
Claim liabilities	$353,830	314,682
Future policy benefits related to funds withheld reinsurance	194,131	180,420
Unearned premiums	132,599	113,582
Annuity contracts	46,083	45,509
Accounts payable and other liabilities	404,677	312,109

Total liabilities	1,131,320	966,302

Stockholders’ equity	448,579	377,341

Total liabilities and equity	$1,579,899	1,343,643

The net income of the subsidiaries during the three-year period ended December 31, 2007 was $57,980, $53,632, and $27,604. The Company allocates to its subsidiaries certain expenses incurred in the administration of their operations. Total charges including other expenses paid on behalf of the subsidiaries amounted to $4,989, $4,346 and $3,828, in the three-year period ended December 31, 2007.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(5)	Long-Term Borrowings

A summary of the long-term borrowings entered by the Company at December 31, 2007 and 2006 follows:

	2007	2006
Secured note payable of $20,000, payable in various installments through August 31, 2007, with interest payable on a monthly basis at a rate reset periodically of 130 basis points over selected LIBOR maturity (which was 6.67% at December 31, 2006.)	$—	10,500

Senior unsecured notes payable of $60,000 due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	60,000	60,000

Senior unsecured notes payable of $35,000 due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	35,000

Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 6.24% and 6.35% at December 31, 2007 and 2006, respectively).	25,946	27,587

	120,946	133,087

Less current maturities	(1,640)	(12,140)

Total loans payable to bank	$119,306	120,947

Aggregate maturities of the Company’s long term borrowings as of December 31, 2007 are summarized as follows:

2008	$1,640
2009	1,640
2010	1,640
2011	1,640
2012	1,640
Thereafter	112,746

$120,946

All of the Company’s senior notes can be prepaid at par, in total or partially, five years after issuance as determined by the Company. The Company’s senior unsecured notes contain certain covenants with which the Company has complied with at December 31, 2007.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note. Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2007 and 2006 amounted to $768 and $828, respectively, and are included within the other assets in the accompanying balance sheets.

The secured loan note payable previously described is guaranteed by a first position held by the bank on the Company’s and its subsidiaries land, building, and substantially all leasehold improvements, as collateral for the term of the loans under a continuing general security agreement. This secured loan contains certain covenants, which are customary in this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitation on changes in control. As of December 31, 2007, the Company is in compliance with these covenants.

The Company was also a party to another secured loan whose outstanding balance of $10,500 was repaid upon its maturity on August 1, 2007.

Interest expense on the above long-term borrowings amounted to $8,415, $8,545 and $2,018, in the three-year period ended December 31, 2007.

(6)	Income Taxes

The Company is subject to Puerto Rico income taxes. Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. As of December 31, 2007, tax years 2003 through 2006 are subject to examination by Puerto Rico taxing authorities.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No.48, Accounting for Uncertainty in income Taxes an Interpretation of FASB statement No.109; no adjustment was required upon the adoption of this accounting pronouncement.

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to net income before income taxes as a result of the following:

	2007	2006	2005
Income tax expense at statutory rate of 39%	$22,990	21,626	11,201
Increase (decrease) in taxes resulting from:
Equity in net income of wholly owned subsidiaries	(22,612)	(20,916)	(10,765)
Disallowances	154	37	(68)
Other, net	(100)	173	(80)

Total income tax expense	$432	920	288

(Continued)

TRIPLE–S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2007 and 2006 is composed of the following:

	2007	2006
Deferred tax assets:
Employee benefits plan	$388	292
Accumulated depreciation	356	379
Liability for pension benefits	344	406
Deferred compensation	155	121
Postretirement benefits	—	17
Unrealized loss on securities available for sales	—	60

Gross deferred tax assets	1,243	1,275

Deferred tax liabilities:
Unamortized bond issue costs	(196)	(211)
Postretirement benefits	(54)	—
Cash-flow hedges	(37)	(196)
Unrealized loss on securities available for sales	(7)	—
Other	(39)	(76)

Gross deferred tax liabilities	(333)	(483)

Net deferred tax asset	$910	792

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
(Continued)

TRIPLE–S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
(7)	Transaction with Related Parties
The following are the significant related-party transactions made for the three-year period ended December 31, 2007, 2006 and 2005:

	2007	2006	2005
Rent charges to subsidiaries	$7,023	6,824	6,588
Interest charged to subsidiary on notes receivable	4,821	5,620	1,353
(8)	Contingencies
At December 31, 2007 and 2006, the Company is defendant in various lawsuits in the ordinary course of business. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the position and results of operations of the Company.
(9)	Business Combinations
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

The estimated fair value of the value of business acquired was actuarially determined by discounting after-tax profits at a risk rate of return equal to approximately 12%. After-tax profits were forecasted based upon models of the insurance in-force, actual invested assets as of acquisition date and best-estimate actuarial assumptions regarding premium income, claims, persistency, expenses and investment income accruing from invested assets plus reinvestment of positive cash flows. The best-estimate actuarial assumptions

TRIPLE–S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
were based upon GA Life’s recent experience in each of its major life and health insurance product lines. The amount of value of business acquired is to be amortized, considering interest, over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to the expected total premium revenue to be received over the life of the policies.

(10)	Stockholders’ Equity
(a)	Common Stock

On April 24, 2007, the Company’s Board of Directors (the Board) authorized a 3,000-for-one stock split of its Class A common stock effected in the form of a dividend of 2,999 shares for every one share outstanding. This stock split was effective on May 1, 2007 to all stockholders of record at the close of business on April 24, 2007. The total number of authorized shares and par value per share were unchanged by this action. The par value of the additional shares resulting from the stock split was reclassified from additional paid in capital to common stock. All references to the number of shares and per share amounts in these consolidated financial statements are presented after giving retroactive effect to the stock split.

In May 2007, the Company cancelled 24,000 director qualifying shares. Since February 2007, Board members are no longer required to hold qualifying shares to participate in the Board of Directors of the Company.

In December 7, 2007, the Company completed the initial public offering (IPO) of its Class B common stock. In this public offering the Company sold 16,100,000 shares, 10,813,191 of which were shares previously owned by selling shareholders. Proceeds received under this public offering amounted to $70,279, net of $6,248 of expenses directly related to the offering.

For a period of five years after the completion of our IPO, subject to the extension or shortening under certain circumstances, each holder of Class B common stock will benefit from anti-dilution protections provided in our amended and restated articles of incorporation.
(b)	Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par vale of $1.00 per share. As of December 31, 2007 and 2006, there are no issued and outstanding preferred stock shares.

(c)	Dividends

On March 12, 2007, the Board declared a cash dividend of $2,448 distributed pro rata among all of the Company’s issued and outstanding Class A common shares, excluding those shares issued to the representatives of the community that are members of the Board (the qualifying shares). All stockholders of record as of the close of business on March 23, 2007, except those who only hold qualifying shares, received a dividend per share of $0.09 for each share held on that date.

On January 13, 2006, the Board declared a cash dividend of $6,231 distributed pro rata among all of the Company’s issued and outstanding Class A common shares, excluding qualifying shares. All

TRIPLE–S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2007, 2006, and 2005
(Dollar amounts in thousands, except per share data)
stockholders of record as of the close of business on January 16, 2006, except those who only hold qualifying shares, received a dividend per share of $0.23 for each share held on that date.

Triple-S Management Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)	Deferred								Amortization of
	Policy								Deferred Policy
	Acquisition		Liability for		Other				Acquisition
	Costs and Value		Future		Policy Claims		Net		Costs and Value	Other	Net
	of Business	Claim	Policy	Unearned	and Benefits	Premium	Investment	Claims	of Business	Operating	Premiums
Segment	Acquired	Liabilities	Benefits	Premiums	Payable	Revenue	Income	Incurred	Acquired	Expenses	Written

2007

Managed care	$—	$201,604	$—	$27,923	$—	$1,301,792	$19,673	$1,133,241	$—	$148,063	$1,301,792
Life insurance	93,564	35,485	194,131	2,931	—	88,861	15,016	45,669	16,033	31,459	88,861
Property and casualty insurance	23,675	116,741	—	101,745	—	96,883	11,849	44,865	28,917	24,210	101,747
Other non-reportable segments, parent company operations and net consolidating entries.	—	—	—	—	—	(3,988)	656	—	—	(11,149)	—

Total	$117,239	$353,830	$194,131	$132,599	$—	$1,483,548	$47,194	$1,223,775	$44,950	$192,583	$1,492,400

2006

Managed care	$—	$185,249	$—	$17,812	$—	$1,339,807	$18,852	$1,173,622	$—	$156,448	$1,339,807
Life insurance	88,590	35,164	180,420	1,960	—	86,888	13,749	43,619	16,339	29,483	84,752
Property and casualty insurance	22,827	94,269	—	93,810	—	88,552	9,589	41,740	25,118	20,033	93,252
Other non-reportable segments, parent company operations and net consolidating entries.	—	—	—	—	—	(3,621)	467	—	—	(11,356)	—

Total	$111,417	$314,682	$180,420	$113,582	$—	$1,511,626	$42,657	$1,258,981	$41,457	$194,608	$1,517,811

2005

Managed care	$—	$178,978	$—	$8,829	$—	$1,279,511	$16,849	$1,155,878	$—	$139,994	$1,279,511
Life insurance	61,677	22,478	—	181	118,635	17,130	3,018	8,902	264	7,937	17,130
Property and casualty insurance	19,891	96,107	—	86,693	—	86,767	8,706	43,587	23,137	16,505	91,883
Other non-reportable segments, parent company operations and net consolidating entries.	—	—	—	—	—	(3,204)	456	—	—	(6,134)	—

Total	$81,568	$297,563	$—	$95,703	$118,635	$1,380,204	$29,029	$1,208,367	$23,401	$158,302	$1,388,524

See accompanying independent registered public accounting firm’s report.

Triple-S Management Corporation and Subsidiaries
Schedule IV - Reinsurance
For the years ended December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies (1)	Companies	Amount	to Net

2007

Life insurance in force	$10,321,749	2,459,100	—	7,862,649	0.0%

Premiums:
Life insurance	$97,700	8,839	—	88,861	0.0%
Accident and health insurance	1,305,141	3,349	—	1,301,792	0.0%
Property and casualty insurance	170,884	69,137	—	101,747	0.0%

Total premiums	$1,573,725	81,325	—	1,492,400	0.0%

2006

Life insurance in force	$10,433,690	6,957,946	—	3,475,744	0.0%

Premiums:
Life insurance	$89,736	9,397	4,413	84,752	5.2%
Accident and health insurance	1,341,952	2,145	—	1,339,807	0.0%
Property and casualty insurance	158,975	65,723	—	93,252	0.0%

Total premiums	$1,590,663	77,265	4,413	1,517,811	0.3%

2005

Life insurance in force	$4,443,620	1,887,180	—	2,556,440	0.0%

Premiums:
Life insurance	$24,195	7,465	400	17,130	2.3%
Accident and health insurance	1,285,805	6,294	—	1,279,511	0.0%
Property and casualty insurance	151,127	59,244	—	91,883	0.0%

Total premiums	$1,461,127	73,003	400	1,388,524	0.0%

(1)	Premiums ceded on the life insurance business are net of commission income on reinsurance amounting to $258, $275 and $541 for the years ended December 31, 2007, 2006 and 2005.
See accompanying independent registered public accounting firm’s report.

Triple-S Management Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts
For the years ended December 31, 2007, 2006 and 2005
(Dollar amounts in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts	Deductions -	End of
	Period	Expenses	- Describe (1)	Describe (2)	Period

2007

Allowance for doubtful receivables	$18,230	6,661	—	(8,966)	15,925

2006

Allowance for doubtful receivables	$12,240	8,570	1,380	(3,960)	18,230

2005

Allowance for doubtful receivables	$11,173	3,829	—	(2,762)	12,240

(1)	Represents amount of allowance for doubtful accounts acquired upon the purchase of GA Life and other adjustments.

(2)	Deductions represent the write-off of accounts deemed uncollectible.
See accompanying independent registered public accounting firm’s report.