Form 10-Q
period 2008-03-31
TRIPLE-S MANAGEMENT CORP
filed 2008-05-09
CIK 1171662

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at April 25, 2008
Common Stock Class A, $1.00 par value	16,042,809
Common Stock Class B, $1.00 par value	16,266,554

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended March 31, 2008

Part I — Financial Information
Item 1. Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	March 31,	December 31,
	2008	2007

ASSETS

Investments and cash:
Equity securities held for trading, at fair value	$46,312	67,158
Securities available for sale, at fair value:
Fixed maturities	933,212	823,629
Equity securities	82,825	71,050
Securities held to maturity, at amortized cost:
Fixed maturities	26,052	43,691
Policy loans	5,105	5,481
Cash and cash equivalents	62,184	240,153

Total investments and cash	1,155,690	1,251,162

Premiums and other receivables, net	211,314	202,268
Deferred policy acquisition costs and value of business acquired	118,987	117,239
Property and equipment, net	43,162	43,415
Net deferred tax asset	5,578	6,783
Other assets	32,017	38,675

Total assets	$1,566,748	1,659,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Claim liabilities:
Claims processed and incomplete	$170,024	186,065
Unreported losses	173,754	149,996
Unpaid loss-adjustment expenses	19,189	17,769

Total claim liabilities	362,967	353,830

Liability for future policy benefits	197,099	194,131
Unearned premiums	103,416	132,599
Policyholder deposits	47,354	45,959
Liability to Federal Employees’ Health Benefits Program (FEHBP)	18,035	21,338
Accounts payable and accrued liabilities	136,682	228,980
Short-term borrowings	9,825	—
Long-term borrowings	170,537	170,946
Liability for pension benefits	26,849	29,221

Total liabilities	1,072,764	1,177,004

Stockholders’ equity:
Common stock Class A	16,043	16,043
Common stock Class B	16,266	16,266
Additional paid-in capital	189,673	188,935
Retained earnings	268,524	267,336
Accumulated other comprehensive income (loss)	3,478	(6,042)

Total stockholders’ equity	493,984	482,538

Total liabilities and stockholders’ equity	$1,566,748	1,659,542

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months ended March 31, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2008	2007

REVENUES:
Premiums earned, net	$404,399	348,465
Administrative service fees	3,713	3,509
Net investment income	13,432	11,121

Total operating revenues	421,544	363,095
Net realized investment gains	609	1,196
Net unrealized investment loss on trading securities	(6,250)	(1,925)
Other income (expense), net	(1,521)	209

Total revenues	414,382	362,575

BENEFITS AND EXPENSES:
Claims incurred	350,207	297,318
Operating expenses	60,031	56,137

Total operating costs	410,238	353,455

Interest expense	3,673	3,952

Total benefits and expenses	413,911	357,407

Income before taxes	471	5,168

INCOME TAX EXPENSE (BENEFIT):
Current	(184)	1,060
Deferred	(547)	(397)

Total income taxes	(731)	663
Net income	$1,202	4,505

Basic net income per share	$0.04	0.17

Diluted net income per share	$0.04	0.17

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Unaudited)
For the three months
ended March 31, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	2008	2007

BALANCE AT JANUARY 1	$482,538	342,599

Dividends	—	(2,448)
Share-based compensation	738	—
Other	(14)	—

Comprehensive income (loss):
Net income	1,202	4,505
Net unrealized change in fair value of available for sale securities	9,350	1,582
Defined benefit pension plan:
Actuarial loss, net	296	—
Prior service credit, net	(70)	—
Net change in fair value of cash flow hedges	(56)	(65)

Total comprehensive income	10,722	6,022

BALANCE AT MARCH 31	$493,984	346,173

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARES
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2008	2007

Net income	$1,202	4,505

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,800	1,716
Net amortization of investments	192	190
Provision for doubtful receivables	205	1,463
Deferred tax benefit	(547)	(397)
Net gain on sale of securities	(609)	(1,196)
Net unrealized loss of trading securities	6,250	1,925
Share-based compensation	738	—
Proceeds from trading securities sold:
Equity securities	20,476	9,842
Acquisition of securities in trading portfolio:
Equity securities	(5,687)	(6,024)
(Increase) decrease in assets:
Premiums receivable	(14,749)	(19,161)
Agents balances	6,386	4,809
Accrued interest receivable	(1,855)	(1,124)
Other receivables	(3,589)	(4,522)
Reinsurance recoverable on paid losses	4,599	(589)
Deferred policy acquisition costs and value of business acquired	(1,748)	(1,395)
Prepaid income tax	191	—
Other assets	6,374	2,821
Increase (decrease) in liabilities:
Claims processed and incomplete	(16,041)	4,031
Unreported losses	23,758	9,077
Unpaid loss-adjustment expenses	1,420	81
Liability for future policy benefits	2,968	3,148
Unearned premiums	(29,183)	(3,205)
Policyholder deposits	457	428
Liability to FEHBP	(3,303)	56
Accounts payable and accrued liabilities	(117,815)	(4,320)
Income tax payable	—	1,430

Net cash (used in) provided by operating activities	$(118,110)	3,589

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2008	2007

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$67,267	59,497
Fixed maturities matured	48,133	5,178
Fixed maturity securities held to maturity	22,863	209
Acquisition of investments:
Securities available for sale:
Fixed maturities	(205,474)	(66,243)
Equity securities	(12,143)	(499)
Fixed maturity securities held to maturity	(5,120)	—
Net disbursements for policy loans	376	(34)
Net capital expenditures	(1,547)	(1,447)

Net cash used in investing activities	(85,645)	(3,339)

CASH FLOWS FROM FINANCING ACTIVITIES:

Change in outstanding checks in excess of bank balances	15,446	2,140
Repayments of short-term borrowings	(45,661)	—
Proceeds from short-term borrowings	55,486	—
Repayments of long-term borrowings	(409)	(410)
Dividends paid	—	(2,448)
Proceeds from policyholder deposits	2,611	1,440
Surrenders of policyholder deposits	(1,673)	(1,938)
Other	(14)	—

Net cash provided by (used in) financing activities	25,786	(1,216)

Net decrease in cash and cash equivalents	(177,969)	(966)
Cash and cash equivalents at beginning of the period	240,153	81,320

Cash and cash equivalents at end of the period	$62,184	80,354

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
(1) Basis of Presentation
The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries (the Corporation or TSM) are unaudited, except for the balance sheet information as of December 31, 2007, which is derived from the Corporation’s audited consolidated financial statements, pursuant to the rules and regulations of the United States Securities and Exchange Commission. The consolidated interim financial statements do not include all of the information and the footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full year.
(2) Recent Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. We adopted FAS 157 on January 1, 2008. This adoption did not have an impact on our financial position or results of operations. See Note 7, Fair Value Measurements, to our unaudited consolidated financial statements for the three months ended March 31, 2008 included in this Quarterly Report on Form 10-Q for discussion of the impact of adoption of FAS 157.
In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. FAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. We adopted FAS 159 on January 1, 2008. The Corporation has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP. Accordingly, the adoption of FAS 159 did not have an impact on our financial position or operating results.
In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. FAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. This statement expands the current disclosure framework in FAS 133. FAS 161 is effective prospectively for periods beginning on or after November 15, 2008. We do not expect the adoption of FAS 161 to have a material impact on our consolidated financial statements.
There were no other new accounting pronouncements issued during the first three months of 2008 that had a material impact on our financial position, operating results or disclosures.
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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
The following tables summarize the operations by major operating segment for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007

Operating revenues:
Managed Care:
Premiums earned, net	$359,111	304,831
Administrative service fees	3,713	3,509
Intersegment premiums /service fees	1,650	1,627
Net investment income	5,602	4,829

Total managed care	370,076	314,796
Life Insurance:
Premiums earned, net	22,129	22,380
Intersegment premiums	92	82
Net investment income	3,934	3,620

Total life insurance	26,155	26,082
Property and Casualty Insurance:
Premiums earned, net	23,159	21,254
Intersegment premiums	154	154
Net investment income	2,964	2,552

Total property and casualty insurance	26,277	23,960
Other segments — intersegment service revenues *	11,068	11,040

Total business segments	433,576	375,878
TSM operating revenues from external sources	932	120
Elimination of intersegment premiums	(1,896)	(1,863)
Elimination of intersegment service fees	(11,068)	(11,040)

Consolidated operating revenues	$421,544	363,095

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Operating income:
Managed care	$5,332	4,100
Life insurance	2,505	2,975
Property and casualty insurance	2,097	1,393
Other segments *	109	138

Total business segments	10,043	8,606
TSM operating revenues from external sources	932	120
TSM unallocated operating expenses	(2,140)	(1,826)
Elimination of TSM intersegment charges	2,471	2,740

Consolidated operating income	11,306	9,640
Consolidated net realized investment gains	609	1,196
Consolidated net unrealized loss on trading securities	(6,250)	(1,925)
Consolidated interest expense	(3,673)	(3,952)
Consolidated other income (expense), net	(1,521)	209

Consolidated income before taxes	$471	5,168

Depreciation expense:
Managed care	$984	896
Life insurance	182	179
Property and casualty insurance	372	360

Total business segments	1,538	1,435
TSM depreciation expense	262	281

Consolidated depreciation expense	$1,800	1,716

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2008	2007

Assets:
Managed care	$666,216	762,422
Life insurance	445,493	430,807
Property and casualty insurance	367,947	375,415
Other segments *	11,012	11,255

Total business segments	1,490,668	1,579,899
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	83,812	82,980
Property and equipment,net	22,260	22,523
Other assets	3,387	2,280

	109,459	107,783
Elimination entries-intersegment receivables and others	(33,379)	(28,140)

Consolidated total assets	$1,566,748	1,659,542

Significant noncash items:
Net change in unrealized gain on securities available for sale:
Managed care	$4,167	2,928
Life insurance	3,104	3,253
Property and casualty insurance	1,598	3,085

Total business segments	8,869	9,266
Amount related to TSM	481	283

Consolidated net change in unrealized gain on securities available for sale	$9,350	9,549

Net change in liability for pension benefits:
Managed care	$151	2,838
Life	2	35
Property and casualty	19	275
Other segments*	48	844

Total business segments	220	3,992
Amount related to TSM	6	98

Consolidated net change in liability for pension benefits	$226	4,090

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2008 and December 31, 2007, were as follows:

	March 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses value	value

Trading securities:
Equity securities	$40,161	8,862	(2,711)	46,312

Securities available for sale:
Fixed maturities	914,746	24,680	(6,214)	933,212
Equity securities	78,890	7,506	(3,571)	82,825

	993,636	32,186	(9,785)	1,016,037

Securities held to maturity:
Fixed maturities	26,052	772	(12)	26,812

	$1,059,849	41,820	(12,508)	1,089,161

	December 31, 2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$54,757	15,170	(2,769)	67,158

Securities available for sale:
Fixed maturities	816,536	11,583	(4,490)	823,629
Equity securities	66,747	7,354	(3,051)	71,050

	883,283	18,937	(7,541)	894,679

Securities held to maturity:
Fixed maturities	43,691	227	(69)	43,849

	$981,731	34,334	(10,379)	1,005,686

Investment in securities at March 31, 2008 are mostly comprised of U.S. Treasury securities, obligations of government sponsored enterprises and obligations of U.S. government instrumentalities (57.9%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (9.6%), obligations of the government of Puerto Rico and its instrumentalities (10.1%) and obligations of U.S. states and municipalities and its instrumentalities (2.2%). The remaining 20.2% of the investment portfolio is comprised of corporate bonds, equity securities and mutual funds.
The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. No other-than-temporary impairment was recognized during the three months ended March 31, 2008 and March 31, 2007.
(5) Premiums and Other Receivables
Premiums and other receivables as of March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007

Premium	$71,003	54,330
Self-funded group receivables	30,111	31,344
FEHBP	9,511	10,202
Agents balances	26,488	32,874
Accrued interest	10,218	8,363
Reinsurance recoverable	54,158	58,757
Other	25,955	22,323

	227,444	218,193

Less allowance for doubtful receivables:
Premiums	11,771	11,753
Other	4,359	4,172

	16,130	15,925

Total premiums and other receivables	$211,314	202,268

(6) Claim Liabilities
The activity in the total claim liabilities for the three months ended March 31, 2008 and 2007 is as follows:

	Three months ended
	March 31,
	2008	2007

Claim liabilities at beginning of period	$353,830	314,682
Reinsurance recoverable on claim liabilities	(54,834)	(32,066)

Net claim liabilities at beginning of period	298,996	282,616

Incurred claims and loss-adjustment expenses:
Current period insured events	358,324	309,565
Prior period insured events	(11,241)	(16,191)

Total	347,083	293,374

Payments of losses and loss-adjustment expenses:
Current period insured events	171,599	144,814
Prior period insured events	160,982	135,636

Total	332,581	280,450

Net claim liabilities at end of period	313,498	295,540
Reinsurance recoverable on claim liabilities	49,469	32,331

Claim liabilities at end of period	$362,967	327,871

As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
The credits in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2008 and 2007 is due primarily to better than expected utilization trends.
The claims incurred disclosed in this table exclude the change in the liability for future policy benefits amounting to $3,124 and $3,944 during the three months ended March 31, 2008 and 2007, respectively.
(7) Fair Value Measurements
We adopted FAS 157 on January 1, 2008. Beginning on this date, assets recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by FAS 157, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
The following table summarizes fair value measurements by level at March 31, 2008 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Equity securities held for trading:	$46,312	—	—	46,312
Securities available for sale:
Fixed maturity securities	—	933,212	—	933,212
Equity securities	47,522	35,303	—	82,825
Derivatives (reported within other assets in the consolidated balance sheets)	—	2,493	—	2,493

Total	$93,834	971,008	—	1,064,842

(8) Share-Based Compensation
No grants of stock options, restricted stock awards or performance awards were given during the three-month period ended March 31, 2008. Share-based compensation expense recorded during the three months ended March 31, 2008 was $738. No share-based compensation expense was recorded during the three months ended March 31, 2007.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
(9) Comprehensive Income
The accumulated balances for each classification of other comprehensive income are as follows:

				Accumulated
	Unrealized	Liability for		other
	gain (loss) on	pension	Cash flow	comprehensive
	securities	benefits	hedges	income

BALANCE AT JANUARY 1	$9,554	(15,652)	56	(6,042)
Net current period change	9,350	226	(56)	9,520

BALANCE AT MARCH 31	$18,904	(15,426)	—	3,478

(10) Income Taxes
Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. The Corporation and its subsidiaries are subject to Puerto Rico income taxes. The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of December 31, 2007, tax years 2003 through 2006 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.
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
(11) Pension Plan
The components of net periodic benefit cost for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended
	March 31,
	2008	2007

Components of net periodic benefit cost:
Service cost	$1,316	1,356
Interest cost	1,422	1,294
Expected return on assets	(1,225)	(1,128)
Prior service cost	(113)	14
Actuarial loss	479	514

Net periodic benefit cost	$1,879	2,050

Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2007 that it expected to contribute $5,000 to its pension program in 2008. As of March 31, 2008, the Corporation

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
contributed $4,000 to the pension program. The Corporation currently anticipates contributing an additional $1,000 to fund its pension program in 2008.
(12) Net Income Available to Stockholders and Basic Net Income per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007

Numerator for earnings per share:

Net income available to stockholders	$1,202	4,505

Denominator for basic earnings per share:
Weighted average of common shares	32,142,809	26,735,000
Effect of dilutive securities	52,490	—

Denominator for diluted earnings per share	32,195,299	26,735,000

Basic net income per share	$0.04	0.17

Diluted net income per share	$0.04	0.17

(13) Contingencies
Various litigation claims and assessments against the Corporation have arisen in the ordinary course of business, including but not limited to its activities as an insurer and employer. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations. Management believes, based on the opinion of legal counsel, that the aggregate liabilities, if any, arising from such claims, assessments, audits and lawsuits would not have a material adverse effect on the consolidated financial position or results of operations of the Corporation. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could have a material adverse effect on our operating results and/or cash flows. Where the Corporation believes that a loss is both probable and estimable, such amounts have been recorded. In other cases, it is at least reasonably possible that the Corporation may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Corporation is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.
Additionally, we may face various potential litigation claims that have not to date been asserted, including claims from persons purporting to have contractual rights to acquire shares of the Corporation on favorable terms or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.
Jordán et al Litigation
On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, Triple-S, Inc. (TSI) and others (the defendants) in the Court of First Instance for San Juan, Superior Section, alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, breach of contract with providers, and damages in the amount of $12.0 million. The plaintiffs also asserted that in light of TSI’s former tax exempt status, the assets of TSI belong to a charitable trust to be held for the benefit of the people of Puerto Rico (the charitable trust claim). They also requested that the Corporation sell shares to them pursuant to a contract with TSI dated August 16, 1989 regarding the acquisition of shares. The Corporation believes that many of the allegations brought by the plaintiffs in this complaint have been resolved in favor of the Corporation and TSI in previous cases brought by the same plaintiffs in the United States

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
District Court for the District of Puerto Rico and in the local courts. The defendants, including the Corporation and TSI, answered the complaint, filed a counterclaim and filed several motions to dismiss.
On May 9, 2005, the plaintiffs amended the complaint to allege causes of action similar to those dismissed in another case closed in favor of the Corporation and to seek damages of approximately $207.0 million. Defendants moved to dismiss all claims in the amended complaint. Plaintiffs opposed the motions to dismiss and defendants filed corresponding replies. In 2006, the Court held several hearings concerning these dispositive motions and stayed all discovery until the motions were resolved.
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
On May 30, 2007 the Puerto Rico Court of Appeals granted leave to replead the RICO and antitrust claims only to the physician plaintiffs, consistent with certain requirements set forth in its opinion, to allow the physician plaintiffs the opportunity to cure the deficiencies and flaws the Court found in plaintiffs allegations. The Court dismissed the charitable trust claim as to all plaintiffs, denying them the opportunity to replead that claim, and dismissed the RICO and antitrust claims as to the non-physician plaintiffs. Also, the Court of Appeals granted leave to replead a derivative claim capacity on behalf of the Corporation to the lone shareholder plaintiff. The plaintiffs moved for the reconsideration of this judgment. On July 18, 2007 the Court of Appeals denied the plaintiffs motion for reconsideration, which has granted plaintiffs leave to replead certain matters. On August 17, 2007, plaintiffs filed a petition for certiorari by the Puerto Rico Supreme Court, which was opposed on August 27, 2007. The plaintiffs petition for certiorari was denied by the Puerto Rico Supreme Court on November 9, 2007. The plaintiffs have yet to amend their allegations. If they fail to do so, the defendants will move to dismiss the complaint.
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
The parties were ordered to engage in mediation by the U.S. District Court for the Southern District of Florida, and twenty four plans, including TSI, were actively participating in the mediation efforts. The mediation resulted in the creation of a Settlement Agreement that was filed with the Court on April 27, 2007. The Corporation recorded an accrual for the estimated settlement, which is included within accounts payable and accrued liabilities in the accompanying unaudited consolidated financial statements. On April 19, 2008, the Court issued the final order approving the settlement.
Lens Litigation
On October 23, 2007, Ivonne Houellemont, Ivonne M. Lens and Antonio A. Lens, heirs of Dr. Antonio Lens-Aresti, a former shareholder of TSI, filed a suit against TSI in the Court of First Instance for San Juan, Superior Section.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
The plaintiffs are seeking the return of 16 shares (prior to giving effect to the 3,000-for-one stock split) that were redeemed in 1996, a year after the death of Dr. Lens-Aresti, or compensation in the amount of $40,000 per share which they allege is a share’s present value, alleging that they were fraudulently induced to submit the shares for redemption in 1996. At the time of Dr. Lens-Aresti’s death, the bylaws of TSI would not have permitted the plaintiffs to inherit Dr. Lens-Aresti’s shares, as those bylaws provided that in the event of a shareholder’s death, shares could be redeemed at the price originally paid for them or could be transferred only to an heir who was either a doctor or dentist. The plaintiffs’ complaint also states that they purport to represent as a class all heirs of the TSI’s former shareholders whose shares were redeemed upon such shareholders’ deaths. On October 31, 2007, the Corporation filed a motion to dismiss the claims as barred by the applicable statute of limitations. On December 21, 2007, the plaintiffs filed an opposition to our motion to dismiss, alleging that the two year statute of limitations is not applicable in connection with the redemption of the stock by the Corporation that took place in 1996. On March 3, 2008, the Corporation filed a reply to plaintiffs’ opposition to the motion to dismiss. In its reply, the Corporation renews its motion to dismiss and further argued that plaintiffs’ argument is wrong because the statute of limitations has expired, pursuant the two year term provided under the Uniform Security Act of Puerto Rico Civil code for cases of this nature. Management believes that the statute of limitations has expired and expects to prevail in this litigation. Regarding the plaintiffs’ attempt to represent a purported class, as of the date of this Quarterly Report on Form 10-Q, no further efforts have been made by the plaintiffs in this case.
Colón Litigation
On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSI predecessor stock, filed suit against TSI and the Commissioner of Insurance in the Court of First Instance for San Juan, Superior Section. Mr. Colón-Dueño owned one share of TSI predecessor stock that was redeemed in 1999 for its original purchase price pursuant to an order issued by the Commissioner of Insurance requiring the redemption of a total of 1,582 shares that had been previously sold by TSI. TSI appealed this Commissioner of Insurance’s order to the Puerto Rico Court of Appeals, which upheld that order by decision dated March 31, 2000. The plaintiff requests that the court direct TSI to return his share of stock and pay damages in excess of $500,000 and attorney’s fees. On January 23, 2008, TSI filed a motion for summary judgment, on the ground that inter alia the finding of the Commissioner of Insurance is firm and final and cannot be collaterally attacked in this litigation. Plaintiffs have petitioned the Court to hold the motion in abeyance pending discovery. Discovery is currently in its preliminary stages. TSI believes that this claim is meritless, as the validity of the share repurchase was decided by the Court of Appeals in 2000, and plans to vigorously contest this matter.
Acevedo Litigation
On March 27, 2008, the heirs of the estates of physicians Juan Acevedo, Rafael Angel Blanco-Pagán and Francisco Casalduc-Roselló, each a former shareholder of TSI’s predecessor, filed a suit against the Corporation and TSI in the Puerto Rico Court of First Instance for Mayagüez, Superior Section. The heirs of each of the estates of Dr. Acevedo, Dr. Blanco-Pagán and Dr. Casalduc-Roselló are seeking the return of a total of 38 shares (prior to giving effect to the 3,000-for-one stock split) of the Corporation, as alleged successor to TSI, the payment of dividends in connection with such shares, and the Corporation’s recognition of each heir’s status as a shareholder of the Corporation. The number of shares indicated in this disclosure is based solely on information provided in the complaint filed by the plaintiffs and could differ from our corporate records. Each of the estates claims that they were fraudulently induced to tender the shares for redemption. Based on the opinion of counsel, management believes that the statute of limitations has expired and expects to prevail in this litigation, as the redemption took place more than 20 years ago.
Puerto Rico Center for Municipal Revenue Collection
On March 1, 2006 and March 3, 2006, respectively, the Puerto Rico Center for Municipal Revenue Collection (CRIM) imposed a real property tax assessment of approximately $1.3 million and a personal property tax

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
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
On October 29, 2007, the Court entered summary judgment for CRIM affirming the real property tax assessment of approximately $1.3 million. TSI filed a motion for reconsideration of the Court’s summary judgment decision, which was denied. On November 29, 2007 TSI appealed this determination to the Court of Appeals and has requested an argumentative hearing. On January 19, 2008 CRIM filed a brief in opposition to TSI’s appeal. On March 3, 2008 TSI filed its response to the brief submitted by CRIM.
On December 5, 2007, the Court entered a summary judgment for CRIM with respect to the personal property assessment that was notified on January 22, 2008. On January 31, 2008, TSI filed a motion for reconsideration, which was denied. TSI appealed this decision on February 21, 2008 with the Court of Appeals, requested an argumentative hearing and also requested a consolidation of both property tax cases.
On April 17, 2008, the Court of Appeals approved the consolidation of both property tax cases. As of the date hereof, the Court of Appeals has not resolved TSI’s request for an argumentative hearing.
Management believes that these municipal tax assessments are improper and currently expects to prevail in these litigations.
Regulatory Actions
On October 25, 2007, the House of Representatives of the Legislative Assembly (the “House”) of the Commonwealth of Puerto Rico approved a resolution ordering the House’s Committee on Health to investigate TSI, our managed care subsidiary. The resolution states that TSI originally intended to operate as a not-for-profit entity in order to provide low-cost health insurance and improve the health services offered by certain government agencies. The resolution orders the Committee to investigate the effects of TSI’s alleged failure to provide low-cost health insurance, among other obligations, and requires the Committee to prepare and submit a report to the House detailing its findings, conclusions and recommendations on or prior to sixty (60) days from the approval of the resolution. The Committee may refer any finding of wrongdoing to the Secretary of Justice of the Commonwealth of Puerto Rico for further investigation. We believe that TSI and its predecessor managed care companies have complied with such obligations in all material respects, but cannot predict the outcome of the proposed investigation and are currently unable to ascertain the impact these matters may have on our business, if any. The Puerto Rico Department of Justice and the Commissioner of Insurance have also launched similar investigations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting our financial condition and results of operations for the three months ended March 31, 2008. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2007.
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
Overview
We are the largest managed care company in Puerto Rico in terms of membership and have over 45 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the Commercial, Commonwealth of Puerto Rico Health Reform (the Reform) and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (PDP)) markets. In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. The Reform is a government of Puerto Rico-funded managed care program for the medically indigent, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico, serve approximately one million members across all regions of Puerto Rico and hold a leading market position covering approximately 25% of the population. For the three months ended March 31, 2008, our managed care segment represented approximately 89.0% of our total consolidated premiums earned, net and approximately 47.8% of our operating income. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 15% (in terms of premiums written) as of December 31, 2006. Our property and casualty segment had a market share of approximately 9% (in terms of direct premiums) as of December 31, 2006.
We participate in the managed care market through our subsidiary, Triple-S, Inc. (TSI). Our managed care subsidiary is a Blue Cross and Blue Shield Association (BCBSA) licensee, which provides us with exclusive use of the Blue Shield brand in Puerto Rico.
We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (TSV) and in the property and casualty insurance market through our subsidiary, Seguros Triple-S, Inc. (STS), which represented approximately 5.5% and 5.8%, respectively, of our consolidated premiums earned, net for the three months ended March 31, 2008 and 23.0% and 18.6%, respectively, of our operating income for that period.
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
Managed Care Membership

	As of March 31,
	2008	2007

Managed care enrollment:
Commercial [1]	576,209	579,887
Reform	343,534	353,460
Medicare Advantage	65,538	42,357

Total	985,281	975,704

Managed care enrollment by funding arrangement:
Fully-insured	821,764	814,092
Self-insured	163,517	161,612

Total	985,281	975,704

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.

Consolidated Operating Results
The following table sets forth the Corporation’s consolidated operating results. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended
	March 31,
(Dollar amounts in millions)	2008	2007

Revenues:
Premiums earned, net	$404.4	348.5
Administrative service fees	3.7	3.5
Net investment income	13.4	11.1

Total operating revenues	421.5	363.1
Net realized investment gains	0.6	1.2
Net unrealized investment loss on trading securities	(6.2)	(1.9)
Other income (expense), net	(1.5)	0.2

Total revenues	414.4	362.6

Benefits and expenses:
Claims incurred	350.2	297.3
Operating expenses	60.0	56.1

Total operating expenses	410.2	353.4
Interest expense	3.7	4.0

Total benefits and expenses	413.9	357.4

Income before taxes	0.5	5.2
Income tax expense (benefit)	(0.7)	0.7

Net income	$1.2	4.5

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Operating Revenues
Consolidated premiums earned, net and administrative service fees increased by $56.1 million, or 15.9%, to $408.1 million during the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The increase was primarily due to an increase in the premiums earned, net in our managed care segment, principally due to an increased volume in the Medicare business and the increases in premium rates of the Reform business during 2007.
Consolidated net investment income increased by $2.3 million, or 20.7%, to $13.4 million during the three months ended March 31, 2008. This increase is attributed to a higher yield in 2008 as well as to a higher balance of invested assets.
Net Unrealized Loss on Trading Securities and Other Income (Expense), Net
The combined balance of our consolidated net unrealized loss on trading securities and other income (expense), net increased by $6.0 million, to $7.7 million during the three months ended March 31, 2008. The increase is principally due to an increase in the unrealized loss on trading securities and a decrease in the fair value of the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes; both decreases are due to market fluctuations. The unrealized loss experienced on trading securities represents a decrease of 9.7% in the market value of the portfolio, which is consistent with the decrease experienced in the Standard and Poor’s 500 Index of 10.3%. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
Consolidated claims incurred during the three months ended March 31, 2008 increased by $52.9 million, or 17.8%, to $350.2 million when compared to the claims incurred during the three months ended March 31, 2007. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment and utilization trends. The consolidated loss ratio increased by 1.3 percentage points to 86.6%, primarily due to higher utilization trends in the managed care segment for the period, particularly in the Medicare and Reform businesses.
Operating Expenses
Consolidated operating expenses during the three months ended March 31, 2008 increased by $3.9 million, or 7.0%, to $60.0 million as compared to the operating expenses during the 2007 period. This increase is primarily attributed to a higher volume of business, particularly in the Medicare business of our managed care segment and an increase in the commission expense of our property and casualty insurance segment. The consolidated operating expense ratio decreased by 1.2 percentage points during the 2008 period mainly due to the aforementioned increase in volume.
Income Tax Expense (Benefit)
The decrease in income tax expense (benefit) during the three months ended March 31, 2008 is primarily the result of the lower income before tax during the period.
Managed Care Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2008	2007

Medical operating revenues:
Medical premiums earned, net:
Commercial	$182.0	180.3
Reform	81.0	71.8
Medicare	96.9	53.5

Medical premiums earned, net	359.9	305.6
Administrative service fees	4.6	4.4
Net investment income	5.6	4.8

Total medical operating revenues	370.1	314.8

Medical operating costs:
Medical claims incurred	327.9	275.5
Medical operating expenses	36.9	35.2

Total medical operating costs	364.8	310.7

Medical operating income	$5.3	4.1

Additional data:

Member months enrollment:
Commercial:
Fully-insured	1,235,489	1,253,743
Self-funded	496,062	479,323

Total commercial member months	1,731,551	1,733,066
Reform	1,033,660	1,064,846
Medicare Advantage	190,529	128,630

Total member months	2,955,740	2,926,542

Medical loss ratio	91.1%	90.2%
Operating expense ratio	10.1%	11.4%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Medical Operating Revenues
Medical premiums earned for the three months ended March 31, 2008 increased by $54.3 million, or 17.8%, to $359.9 million when compared to the medical premiums earned during the three months ended March 31, 2007, principally as a result of the following:
•	Medical premiums generated by the Medicare business increased during the three months ended March 31, 2008 by $43.4 million, or 81.1%, to $96.9 million, primarily due to an increase in member months enrollment of 61,899, or 48.1% and premium rate increases. The increase in member months is the net result of an increase of 64,542, or 69.2%, in the membership of our Medicare Advantage products and a decrease of 2,643, or 7.5%, in the membership of our PDP product.

•	Medical premiums earned in the Reform business increased by $9.2 million, or 12.8%, to $81.0 million during the 2008 period. This fluctuation is primarily due to the increases in premium rates during 2007, one effective July 1, 2007, of approximately 8.7% and a retroactive increase in rates of approximately 6.7% effective November 1, 2006 negotiated in June 2007; mitigated by a decrease in member months enrollment in the Reform business by 31,186 or 2.9%.

•	Medical premiums generated by the Commercial business increased by $1.7 million, or 0.9%, to $182.0 million during the three months ended March 31, 2008. This fluctuation is primarily the result of an increase in average premium rates in corporate accounts of 4.5%; partially offset by a decrease in member months enrollment of 18,254, or 1.5%.
Medical Claims Incurred
Medical claims incurred during the three months ended March 31, 2008 increased by $52.4 million, or 19.0%, to $327.9 million when compared to the three months ended March 31, 2007. The increase in medical claims incurred is mainly related to an increase in the medical claims incurred of the Medicare business of $44.3 millions due to an increase in members and higher medical loss ratio (MLR) as well as to an increase in the claims incurred of the Reform business of $10.2 million. The MLR of the segment increased 0.9 percentage points during the 2008 period, to 91.1%, primarily attributed to the effect of the following:
•	The Medicare business has experienced an expected overall increase in utilization trends, but the increase is most noticeable in outpatient visits and ambulatory procedures. We expect the utilization trends of the Medicare business to increase and then to stabilize as the business matures. Also, the higher MLR in the Medicare business is also impacted by the change in mix between dual and non-dual eligible members within the business. The Medicare Advantage member months enrollment during the three months ended March 31, 2008 has a higher concentration of dual eligible members than during the same period of the prior year. In our experience dual eligible members have a higher utilization than non-dual eligible members.

•	The higher MLR experienced by the Reform business in 2008 is primarily due to the effect of prior period reserve developments and the retroactive premium rate increase received by this business during June 2007. If we exclude the effect of prior period reserve developments in the 2007 and 2008 periods and considering the retroactive premium rate increase in the 2007 period, the MLR actually decreased by 2.2 percentage points during the 2008 period.

•	During the 2008 period the MLR of the Commercial business decreased by 2.1 percentage points primarily as the result of our termination and re-pricing strategy of less profitable groups and cost containment initiatives.
Medical Operating Expenses
Medical operating expenses for the three months ended March 31, 2008 increased by $1.7 million, or 4.8%, to $36.9 million when compared to the three months ended March 31, 2007. This increase is primarily attributed to the higher volume of the segment, particularly in the Medicare business. The segment’s operating expense ratio decreased by 1.3 percentage points in the 2008 period.

Life Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2008	2007

Operating revenues:
Premiums earned, net:
Premiums earned	$24.1	24.5
Premiums earned ceded	(2.0)	(2.1)

Net premiums earned	22.1	22.4
Commission income on reinsuarance	0.1	0.1

Premiums earned, net	22.2	22.5
Net investment income	3.9	3.6

Total operating revenues	26.1	26.1

Operating costs:
Policy benefits and claims incurred	12.0	11.6
Underwriting and other expenses	11.6	11.5

Total operating costs	23.6	23.1

Operating income	$2.5	3.0

Additional data:
Loss ratio	54.1%	51.6%
Operating expense ratio	52.3%	51.1%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Operating Revenues
Premiums earned for the segment decreased by $0.4 million, or 1.6%, to $24.1 million during the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. This decrease was primarily the result of a decrease in premiums generated by the group disability and life insurance businesses of approximately $0.7 million and $0.2 million, respectively. This decrease was offset in part by an increase in sales of individual life and cancer policies of approximately $0.3 million and $0.2 million, respectively.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the three months ended March 31, 2008 increased by $0.4 million, or 3.4%, to $12.0 million in the 2008 period when compared to the 2007 period. This increase is primarily the result of higher claims received during the period in the individual life and group disability businesses. This resulted in a 2.5 percentage points increase in the loss ratio, from 51.6% in 2007 to 54.1% in 2008.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $0.1 million, or 0.9%, during the three months ended March 31, 2008 primarily as a result of an increase in general expenses. The segment’s operating expense ratio increased by 1.2 percentage points during the three months ended March 31, 2008, from 51.1% in 2007 to 52.3% in 2008.

Property and Casualty Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2008	2007

Operating revenues:
Premiums earned, net:
Premiums written	$35.5	35.2
Premiums ceded	(15.6)	(15.4)
Change in unearned premiums	3.4	1.6

Premiums earned, net	23.3	21.4
Net investment income	3.0	2.6

Total operating revenues	26.3	24.0

Operating costs:
Claims incurred	10.3	10.2
Underwriting and other expenses	13.9	12.4

Total operating costs	24.2	22.6

Operating income	$2.1	1.4

Additional data:
Loss ratio	44.2%	47.7%
Operating expense ratio	59.7%	57.9%
Combined ratio	103.9%	105.6%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Operating Revenues
Total premiums written during the three months ended March 31, 2008 increased by $0.3 million, or 0.9%, to $35.5 million, principally as a result of an increase in premiums from dwelling and commercial multi-peril policies of approximately $1.5 million and $0.4 million, respectively, offset by a decrease in premiums from the auto liability line of business of approximately $0.9 million.
Premiums ceded to reinsurers increased by approximately $0.2 million, or 1.3% to $15.6 million during the first quarter of 2008. The ratio of premiums ceded to premiums written increased by 0.1 percentage points, from 43.8% in 2007 to 43.9% in 2008, primarily as the result of the effects of the mix of business.
Change in unearned premiums present an increase of $1.8 million when compared to prior year is the result of the segment’s higher volume of business during the last quarter of the year 2007, which is now being amortized into income.
Claims Incurred
Claims incurred during the three months ended March 31, 2008 increased by $0.1 million, or 1.0%, to $10.3 million. The loss ratio decreased by 3.5 percentage points, to 44.2% during the three months ended March 31, 2008, primarily as a result of the segment’s adherence to underwriting guidelines and enhancements to the claims handling process as well as to a change in the mix of business subscribed during the period. These efforts have resulted in improved loss ratios in the several lines of business.
Underwriting and Other Expenses
Underwriting and other operating expenses for the three months ended March 31, 2008 increased by $1.5 million, or 12.1%, to $13.9 million. The operating expense ratio increased by 1.7 percentage points during the same period, to 59.7% in 2008. This increase is primarily due to increases in net commission expense as a result of the increase in net premiums earned and to commission rate increases to various general agencies in several lines of business during 2007. In addition, the segment has experienced increases in other underwriting expenses, including salaries and related expenses.

Liquidity and Capital Resources
Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended
	March 31,
(Dollar amounts in millions)	2008	2007

Sources of cash:
Proceeds from short-term borrowings	$55.5	—
Proceeds from policyholder deposits	2.6	1.4
Cash provided by operating activities	—	3.6
Other	15.8	2.1

Total sources of cash	73.9	7.1

Uses of cash:
Cash used in operating activities	(118.1)	—
Net purchases of investment securities	(84.5)	(1.9)
Capital expenditures	(1.5)	(1.4)
Dividends	—	(2.4)
Payments of long-term borrowings	(0.4)	(0.4)
Payments of short-term borrowings	(45.7)	—
Surrenders of policyholder deposits	(1.7)	(1.9)

Total uses of cash	(251.9)	(8.0)

Net decrease in cash and cash equivalents	$(178.0)	(0.9)

Cash flows from operating activities decreased by $121.7 million during the three months ended March 31, 2008, principally due to the effect of a decrease of $17.7 million in the payable related to unsettled investment acquisitions as of December 31, 2007 and an increase in claims paid of $51.9 million. This fluctuation was offset in part by an increase in premiums collected of $30.3 million, an increase of $11.0 million in net proceeds received from trading securities and an increase of $1.9 million in interest received. The increase in premiums collected of $30.3 million would have been higher when considering the $22.8 million of managed care premiums collected in December 2007 but corresponding to January 2008.
In the 2008 period the proceeds from short-term borrowings exceeded payments of short-term borrowings by $9.8 million. Short-term borrowings are used to address timing differences between cash receipts and disbursements.
The increase in the other sources of cash of $13.7 million is principally the result of a higher balance in outstanding checks over bank balances in the 2008 period.
Net purchases of investment securities increased by $82.6 million during the period, primarily as the result of purchases of investments with trade date in December 2007 and a settlement date in January 2008.
In March 2007, we declared and paid dividends to our stockholders amounting to $2.4 million.
Financing and Financing Capacity
We have several short-term facilities available to meet our liquidity needs. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of March 31, 2008, we had $53.0 million of available credit under these facilities. There were $9.8 million outstanding short-term borrowings under these facilities as of March 31, 2008.
As of March 31, 2008, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).
•	On September 30, 2004, we issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes).
The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain covenants. At March 31, 2008, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
In addition, as of March 31, 2008 we are a party to a secured term loan with a commercial bank, FirstBank Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million. As of March 31, 2008, this secured loan had an outstanding balance of $25.5 million and average annual interest rates of 4.7%.
This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of March 31, 2008, we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loan’s outstanding balance.
We anticipate that we will have sufficient liquidity to support our currently expected needs.
Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business. We have exposure to market risk mostly in our investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices. No material changes have occurred in our exposure to financial market risks since December 31, 2007. A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4. Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008. There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.
Part II — Other Information
Item 1. Legal Proceedings
For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item IA. Risk Factors
The following risk factors contain updated information from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Heirs of certain of our former shareholders may bring materially dilutive claims against us.
For much of our history, we and our predecessor entity have restricted the ownership or transferability of our shares, including by reserving to us or our predecessor a right of first refusal with respect to share transfers and by limiting ownership of such shares to physicians and dentists. In addition, we and our predecessor, consistent with the requirements of our and our predecessor’s bylaws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders. Nonetheless, former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“non-medical heirs”), may claim an entitlement to our shares or to damages with respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions. Our records indicate that there may be as many as approximately 450 former shareholders whose non-medical heirs may claim to have inherited up to 10,500,000 shares after giving effect to the 3,000-for-one stock split. As of the date of this Quarterly Report on Form 10-Q, two judicial claims seeking the return of or compensation for 54 shares (prior to giving effect to the 3,000-for-one stock split) had been brought by non-medical heirs of former shareholders whose shares were repurchased upon their death. In one claim, heirs purport to represent as a class all non-medical heirs of deceased shareholders whose shares we repurchased. In addition, we have received inquiries from non-medical heirs with respect to over 600 shares (or 1,800,000 shares after giving effect to the 3,000-for-one stock split).
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
Item 4. Submissions of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibits	Description

3(i)(a)	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i)(d) to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-49762).

3(i)(b)*	Amendment to Article Tenth of the Amended and Restated Articles of Incorporation of Triple-S Management Corporation.

3(i)(c)*	Articles of Incorporation of Triple-S Management Corporation, as currently in effect.

Exhibits	Description

11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2008 and 2007 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

12	Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months ended March 31, 2008 and 2007 has been omitted as the detail necessary to determine the computation of the loss ratio, operating expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.
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

Triple-S Management Corporation

Registrant

Date: May 9, 2008	By:	/s/ Ramón M. Ruiz-Comas Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date: May 9, 2008	By:	/s/ Juan J. Román Juan J. Román, CPA
Vice President of Finance
and Chief Financial Officer