Form 10-Q
period 2008-06-30
TRIPLE-S MANAGEMENT CORP
filed 2008-08-06
CIK 1171662

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at July 17, 2008
Common Stock Class A, $1.00 par value	16,042,809
Common Stock Class B, $1.00 par value	16,286,489

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended June 30, 2008

Part I — Financial Information

Item 1.	Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	June 30,	December 31,
	2008	2007

Assets

Investments and cash:
Equity securities held for trading, at fair value	$45,749	67,158
Securities available for sale, at fair value:
Fixed maturities	921,348	823,629
Equity securities	79,269	71,050
Securities held to maturity, at amortized cost:
Fixed maturities	24,367	43,691
Policy loans	5,377	5,481
Cash and cash equivalents	41,283	240,153

Total investments and cash	1,117,393	1,251,162

Premiums and other receivables, net	237,845	202,268
Deferred policy acquisition costs and value of business acquired	121,453	117,239
Property and equipment, net	46,951	43,415
Net deferred tax asset	10,211	6,783
Other assets	40,529	38,675

Total assets	$1,574,382	1,659,542

Liabilities and Stockholders’ Equity

Claim liabilities:
Claims processed and incomplete	$181,694	186,065
Unreported losses	158,898	149,996
Unpaid loss-adjustment expenses	18,903	17,769

Total claim liabilities	359,495	353,830

Liability for future policy benefits	200,619	194,131
Unearned premiums	101,666	132,599
Policyholder deposits	49,414	45,959
Liability to Federal Employees’ Health Benefits Program (FEHBP)	15,981	21,338
Accounts payable and accrued liabilities	132,719	228,980
Short-term borrowings	32,075	—
Long-term borrowings	170,127	170,946
Liability for pension benefits	28,501	29,221

Total liabilities	1,090,597	1,177,004

Stockholders’ equity:
Common stock Class A	16,043	16,043
Common stock Class B	16,286	16,266
Additional paid-in capital	190,465	188,935
Retained earnings	280,661	267,336
Accumulated other comprehensive loss	(19,670)	(6,042)

Total stockholders’ equity	483,785	482,538

Total liabilities and stockholders’ equity	$1,574,382	1,659,542

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months and six months ended June 30, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Premiums earned, net	$419,157	377,346	$823,556	725,811
Administrative service fees	3,920	3,617	7,633	7,126
Net investment income	14,302	11,047	27,734	22,168

Total operating revenues	437,379	392,010	858,923	755,105
Net realized investment gains	(1,741)	3,784	(1,132)	4,980
Net unrealized investment loss (gain) on trading securities	(951)	573	(7,201)	(1,352)
Other income (expense), net	1,360	2,158	(161)	2,367

Total revenues	(436,047)	398,525	850,429	761,100

Benefits and expenses:
Claims incurred	354,780	308,023	704,987	605,341
Operating expenses	61,399	59,358	121,430	115,495

Total operating costs	416,179	367,381	826,417	720,836

Interest expense	3,926	4,058	7,599	8,010

Total benefits and expenses	420,105	371,439	834,016	728,846

Income before taxes	15,942	27,086	16,413	32,254

Income tax expense (benefit):
Current	4,291	5,938	4,107	6,998
Deferred	(486)	343	(1,033)	(54)

Total income taxes	3,805	6,281	3,074	6,944

Net income	$12,137	20,805	$13,339	25,310

Basic net income per share	$0.38	0.78	$0.41	0.95

Diluted net income per share	$0.38	0.78	$0.41	0.95

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Loss) (Unaudited)
For the six months
ended June 30, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	2008	2007

Balance at January 1	$482,538	342,599

Dividends	—	(2,448)
Share-based compensation	1,530	—
Grant of restricted Class B common stock	20	—

Other	(14)	—

Comprehensive income (loss):
Net income	13,339	25,310
Net unrealized change in fair value of available for sale securities	(14,012)	(6,260)
Defined benefit pension plan:
Actuarial loss, net	587	630
Prior service (cost) credit, net	(147)	17
Net change in fair value of cash flow hedges	(56)	(99)

Total comprehensive income (loss)	(289)	19,598

Balance at June 30	$483,785	359,749

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$13,339	25,310

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,572	3,395
Net amortization of investments	377	371
Provision for doubtful receivables	176	3,981
Deferred tax benefit	(1,033)	(54)
Net (loss) gain on sale of securities	1,132	(4,980)
Net unrealized loss on trading securities	7,201	1,352
Share-based compensation	1,530	—
Proceeds from trading securities sold:
Equity securities	22,094	32,399
Acquisition of securities in trading portfolio:
Equity securities	(7,766)	(12,860)
Loss on sale of property and equipment	11	2
(Increase) decrease in assets:
Premiums receivable	(43,157)	(43,452)
Agents balances	670	(2,464)
Accrued interest receivable	(3,720)	(741)
Other receivables	268	(4,303)
Reinsurance recoverable on paid losses	10,204	(18,355)
Deferred policy acquisition costs and value of business acquired	(4,214)	(3,031)
Prepaid income tax	(6,796)	(4,663)
Other assets	4,849	172
Increase (decrease) in liabilities:
Claims processed and incomplete	(4,371)	31,197
Unreported losses	8,902	(814)
Unpaid loss-adjustment expenses	1,134	(249)
Liability for future policy benefits	6,488	6,903
Unearned premiums	(30,933)	1,321
Policyholder deposits	943	864
Liability to FEHBP	(5,357)	(1,511)
Accounts payable and accrued liabilities	(732)	5,844
Income tax payable	—	(9,242)

Net cash (used in) provided by operating activities	$(25,189)	6,392

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2008	2007

Cash flows from investing activities:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$153,393	76,904
Fixed maturities matured	54,166	10,852
Equity securities	2,019	1,011
Securities held to maturity:
Fixed maturities matured	19,526	1,285
Acquisition of investments:
Securities available for sale:
Fixed maturities	(428,476)	(100,668)
Equity securities	(16,717)	(14,507)
Net proceeds (disbursements) for policy loans	104	(145)
Net capital expenditures	(7,119)	(3,440)

Net cash used in investing activities	(223,104)	(28,708)

Cash flows from financing activities:

Change in outstanding checks in excess of bank balances	15,649	16,989
Repayments of short-term borrowings	(474,156)	(23,110)
Proceeds from short-term borrowings	506,231	23,110
Repayments of long-term borrowings	(819)	(820)
Dividends paid	—	(2,448)
Proceeds from policyholder deposits	5,895	2,844
Surrenders of policyholder deposits	(3,383)	(4,033)
Other	6	—

Net cash provided by financing activities	49,423	12,532

Net decrease in cash and cash equivalents	(198,870)	(9,784)
Cash and cash equivalents at beginning of the period	240,153	81,320

Cash and cash equivalents at end of the period	$41,283	71,536

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and six months ended June 30, 2008 are not necessarily indicative of the results for the full year.
(2) Recent Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. We adopted FAS 157 on January 1, 2008. This adoption did not have an impact on our financial position or results of operations. See Note 7, Fair Value Measurements, to our unaudited consolidated financial statements for the three months and six months ended June 30, 2008 included in this Quarterly Report on Form 10-Q for discussion of the impact of adoption of FAS 157.
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
In May 2008, the FASB issued FAS 163, Accounting for Financial Guarantee Insurance Contracts — an Interpretation of FASB Statement No. 60. FAS 163 prescribes the accounting for premium revenue and claims liabilities by insurers of financial obligations, and requires expanded disclosures about financial guarantee insurance contracts. FAS 163 applies to financial guarantee insurance and reinsurance contracts issued by insurers subject to FAS 60, Accounting and Reporting by Insurance Enterprises. The Statement does not apply to insurance contracts that are similar to financial guarantee insurance contracts such as mortgage guaranty or trade-receivable insurance, financial guarantee contracts issued by noninsurance entities, or financial guarantee contracts that are derivative instruments within the scope of FAS 133. Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements about the risk-management activities of the insurance enterprise that are effective for the first quarter

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
beginning after the Statement was issued (May 23, 2008). Except for those disclosures, early application is prohibited. The Corporation is currently evaluating the impact of adopting this standard.
There were no other new accounting pronouncements issued during the first six months of 2008 that had a material impact on our financial position, operating results or disclosures.
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
The following tables summarize the operations by major operating segment for the three months and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating revenues:
Managed Care:
Premiums earned, net	$373,439	330,712	$732,550	635,543
Administrative service fees	3,920	3,617	7,633	7,126
Intersegment premiums /service fees	1,660	1,781	3,310	3,408
Net investment income	6,075	4,661	11,677	9,490

Total managed care	385,094	340,771	755,170	655,567
Life Insurance:
Premiums earned, net	22,783	22,483	44,912	44,863
Intersegment premiums	93	90	185	172
Net investment income	4,057	3,739	7,991	7,359

Total life insurance	26,933	26,312	53,088	52,394
Property and Casualty Insurance:
Premiums earned, net	22,935	24,151	46,094	45,405
Intersegment premiums	152	154	306	308
Net investment income	3,059	2,527	6,023	5,079

Total property and casualty insurance	26,146	26,832	52,423	50,792
Other segments — intersegment service revenues *	11,205	10,602	22,273	21,642

Total business segments	449,378	404,517	882,954	780,395
TSM operating revenues from external sources	1,111	120	2,043	240
Elimination of intersegment premiums	(1,905)	(2,025)	(3,801)	(3,888)
Elimination of intersegment service fees	(11,205)	(10,602)	(22,273)	(21,642)

Consolidated operating revenues	$437,379	392,010	$858,923	755,105

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Operating income:
Managed care	$13,970	17,797	$19,302	21,897
Life insurance	3,200	2,680	5,705	5,655
Property and casualty insurance	2,271	3,593	4,368	4,986
Other segments *	179	140	288	278

Total business segments	19,620	24,210	29,663	32,816
TSM operating revenues from external sources	1,111	120	2,043	240
TSM unallocated operating expenses	(2,016)	(2,447)	(4,156)	(4,273)
Elimination of TSM intersegment charges	2,485	2,746	4,956	5,486

Consolidated operating income	21,200	24,629	32,506	34,269
Consolidated net realized investment (loss) gains	(1,741)	3,784	(1,132)	4,980
Consolidated net unrealized gain (loss) on trading securities	(951)	573	(7,201)	(1,352)
Consolidated interest expense	(3,926)	(4,058)	(7,599)	(8,010)
Consolidated other income (expense), net	1,360	2,158	(161)	2,367

Consolidated income before taxes	$15,942	27,086	$16,413	32,254

Depreciation expense:
Managed care	$1,008	862	$1,992	1,758
Life insurance	167	160	349	339
Property and casualty insurance	367	377	739	737

Total business segments	1,542	1,399	3,080	2,834
TSM depreciation expense	230	280	492	561

Consolidated depreciation expense	$1,772	1,679	$3,572	3,395

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2008	2007

Assets:
Managed care	$690,028	762,422
Life insurance	451,946	430,807
Property and casualty insurance	341,423	375,415
Other segments *	11,042	11,255

Total business segments	1,494,170	1,579,899
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	83,293	82,980
Property and equipment,net	22,031	22,523
Other assets	3,261	2,280

	108,585	107,783
Elimination entries — intersegment receivables and others	(28,642)	(28,140)

Consolidated total assets	$1,574,382	1,659,542

Significant noncash items:
Net change in unrealized gain on securities available for sale:
Managed care	$(5,799)	2,928
Life insurance	(3,589)	3,253
Property and casualty insurance	(3,930)	3,085

Total business segments	(13,318)	9,266
Amount related to TSM	(694)	283

Consolidated net change in unrealized gain on securities available for sale	$(14,012)	9,549

Net change in liability for pension benefits:
Managed care	$295	2,838
Life	4	35
Property and casualty	36	275
Other segments*	95	844

Total business segments	430	3,992
Amount related to TSM	10	98

Consolidated net change in liability for pension benefits	$440	4,090

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2008 and December 31, 2007, were as follows:

June 30, 2008
		Gross	Gross
		unrealized	unrealized	Estimated fair
	Amortized cost	gains	losses	value

Trading securities:
Equity securities	$40,549	9,373	(4,173)	45,749

Securities available for sale:
Fixed maturities	924,247	7,662	(10,561)	921,348
Equity securities	81,618	2,869	(5,218)	79,269

	1,005,865	10,531	(15,779)	1,000,617

Securities held to maturity:
Fixed maturities	24,367	174	(73)	24,468

	$1,070,781	20,078	(20,025)	1,070,834

December 31, 2007
		Gross	Gross
		unrealized	unrealized	Estimated fair
	Amortized cost	gains	losses	value

Trading securities:
Equity securities	$54,757	15,170	(2,769)	67,158

Securities available for sale:
Fixed maturities	816,536	11,583	(4,490)	823,629
Equity securities	66,747	7,354	(3,051)	71,050

	883,283	18,937	(7,541)	894,679

Securities held to maturity:
Fixed maturities	43,691	227	(69)	43,849

	$981,731	34,334	(10,379)	1,005,686

Investment in securities at June 30, 2008 are mostly comprised of U.S. Treasury securities, obligations of government sponsored enterprises and obligations of U.S. government instrumentalities (54.2%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (12%), obligations of the government of Puerto Rico and its instrumentalities (11.6%) and obligations of U.S. states and municipalities and its instrumentalities (2.1%). The remaining 20.1% of the investment portfolio is comprised of corporate bonds, equity securities, mutual funds and certain collateralized mortgage obligations.
The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the six months ended June 30, 2008 and 2007, the Corporation recognized other-than-temporary impairments amounting to $2,383 and $356.
(5) Premiums and Other Receivables
Premiums and other receivables as of June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007

Premiums	$98,359	54,330
Self-funded group receivables	31,696	31,344
FEHBP	8,978	10,202
Agents balances	32,204	32,874
Accrued interest	12,083	8,363
Reinsurance recoverable	48,553	58,757
Other	22,073	22,323

	253,946	218,193

Less allowance for doubtful receivables:
Premiums	11,757	11,753
Other	4,344	4,172

	16,101	15,925

Total premiums and other receivables	$237,845	202,268

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
(6) Claim Liabilities
The activity in the total claim liabilities for the three months and six months ended June 30, 2008 and 2007 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Claim liabilities at beginning of period	$362,967	327,871	$353,830	314,682
Reinsurance recoverable on claim liabilities	(49,469)	(32,331)	(54,834)	(32,066)

Net claim liabilities at beginning of period	313,498	295,540	298,996	282,616

Incurred claims and loss-adjustment expenses:
Current period insured events	350,022	310,115	708,326	619,680
Prior period insured events	2,318	(4,747)	(8,903)	(20,938)

Total	352,340	305,368	699,423	598,742

Payments of losses and loss-adjustment expenses:
Current period insured events	308,846	277,892	480,445	422,706
Prior period insured events	37,101	28,203	198,083	163,839

Total	345,947	306,095	678,528	586,545

Net claim liabilities at end of period	319,891	294,813	319,891	294,813
Reinsurance recoverable on claim liabilities	39,604	50,003	39,604	50,003

Claim liabilities at end of period	$359,495	344,816	$359,495	344,816

As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
The amount of incurred claims and loss-adjustment expenses for prior period insured events for the three months ended June 30, 2008 is due primarily to higher than expected utilization trends. The credits in the incurred claims and loss-adjustment expenses for prior period insured events for the six months ended June 30, 2008 and the three months and six months ended June 30, 2007 is due primarily to better than expected utilization trends.
The claims incurred disclosed in this table exclude the change in the liability for future policy benefits amounting to $5,564 and $6,599 during the three months and six months ended June 30, 2008 and 2007, respectively.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
(7) Fair Value Measurements
The Corporation adopted FAS 157 on January 1, 2008. Beginning on this date, assets recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by FAS 157, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
The following table summarizes fair value measurements by level at June 30, 2008 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Equity securities held for trading	$45,749	—	—	45,749

Securities available for sale:
Fixed maturity securities	—	921,348	—	921,348
Equity securities	43,785	35,484	—	79,269

Derivatives (reported within other assets in the consolidated balance sheets)	—	3,964	—	3,964

Total	$89,534	960,796	—	1,050,330

(8) Share-Based Compensation
Share-based compensation expense recorded during the three months and six months ended June 30, 2008 was $792 and $1,530, respectively. No share-based compensation expense was recorded during the three months and six months ended June 30, 2007. On April 28, 2008 the Company granted 19,935 shares of restricted stock to non-employee directors pursuant to the 2007 Incentive Plan, all of which were outstanding as of June 30, 2008. Restricted stock was issued at the fair value of the stock on the grant date and vest in one year. The restriction period ends six months after each director ceases to be a member of the Board of Directors. No grants of stock options or performance awards were given during the three months and six months ended June 30, 2008.
(9) Comprehensive Income (Loss)
The accumulated balances for each classification of other comprehensive income (loss) are as follows:

				Accumulated
	Unrealized	Liability for		other
	gain (loss) on	pension	Cash flow	comprehensive
	securities	benefits	hedges	income (loss)

Balance at January 1	$9,554	(15,652)	56	(6,042)
Net current period change	(14,012)	440	(56)	(13,628)

Balance at June 30	$(4,458)	(15,212)	—	(19,670)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
(10) Income Taxes
Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. The Corporation and its subsidiaries are subject to Puerto Rico income taxes. The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of December 31, 2007, tax years 2003 through 2007 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.
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
(11) Pension Plan
The components of net periodic benefit cost for the three months and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$1,508	1,584	$2,825	2,940
Interest cost	1,494	1,427	2,916	2,721
Expected return on assets	(1,461)	(1,233)	(2,686)	(2,361)
Prior service cost	(127)	16	(240)	30
Actuarial loss	476	511	955	1,025

Net periodic benefit cost	$1,890	2,305	$3,770	4,355

Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2007 that it expected to contribute $5,000 to its pension program in 2008. As of June 30, 2008, the Corporation contributed $4,000 to the pension program. The Corporation currently anticipates contributing an additional $1,000 to fund its pension program in 2008.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
(12) Net Income Available to Stockholders and Basic Net Income per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator for earnings per share:
Net income available to stockholders	$12,137	20,805	$13,339	25,310

Denominator for basic earnings per share:
Weighted average of common shares	32,142,809	26,717,000	32,142,809	26,726,000
Effect of dilutive securities	41,550	—	38,420	—

Denominator for diluted earnings per share	32,184,359	26,717,000	32,181,229	26,726,000

Basic net income per share	$0.38	0.78	$0.41	0.95
Diluted net income per share	$0.38	0.78	$0.41	0.95

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
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
On May 30, 2007 the Puerto Rico Court of Appeals granted leave to replead the RICO and antitrust claims only to the physician plaintiffs, consistent with certain requirements set forth in its opinion, to allow the physician plaintiffs the opportunity to cure the deficiencies and flaws the Court found in plaintiffs’ allegations. The Court dismissed the charitable trust claim as to all plaintiffs, denying them the opportunity to replead that claim, and dismissed the RICO and antitrust claims as to the non-physician plaintiffs. Also, the Court of Appeals granted leave to replead a derivative claim capacity on behalf of the Corporation to the lone shareholder plaintiff. The plaintiffs moved for the reconsideration of this judgment. On July 18, 2007 the Court of Appeals denied the plaintiffs’ motion for reconsideration, which has granted plaintiffs leave to replead certain matters. On August 17, 2007, plaintiffs filed a petition for certiorari by the Puerto Rico Supreme Court, which was opposed on August 27, 2007. The plaintiffs’ petition for certiorari was denied by the Puerto Rico Supreme Court on November 9, 2007. Plaintiffs amended their complaint on June 20, 2008. The Second Amended Complaint (SAC) is an attempt to try to comply with the directives of the May 30, 2007 Court of Appeals Judgment. The SAC is a reshuffling of the same allegations of the First Amended Complaint with only minor differences. Additional allegations were included in reference to certain audits conducted on two physicians. The non-physician plaintiffs were excluded from the SAC. We requested until August 11, 2008 to answer the complaint. As we did with respect to the First Amended Complaint, we will move to dismiss the allegations of the SAC.
Thomas Litigation
On May 22, 2003, a putative class action suit was filed by Kenneth A. Thomas, M.D. and Michael Kutell, M.D., on behalf of themselves and all others similarly situated and the Connecticut State Medical Society against the Blue Cross Blue Shield Association (BCBSA) and substantially all of the other Blue Cross and Blue Shield plans in the United States, including TSI.
The class action complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to doctors so that they are not paid in a timely manner for the covered medically necessary services they render. TSI, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited an arbitration and the applicability of the McCarran Ferguson Act.
The parties were ordered to engage in mediation by the U.S. District Court for the Southern District of Florida, and twenty four plans, including TSI, actively participated in the mediation efforts. The mediation resulted in the creation of a Settlement Agreement that was filed with the Court on April 27, 2007. The Corporation recorded an accrual for the estimated settlement, which is included within accounts payable and accrued liabilities in the accompanying unaudited consolidated financial statements. On April 19, 2008, the Court issued the final order approving the settlement. Certain physicians who were unable to either prevent the final approval of the settlement

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
or modify the terms of the agreement, appealed before the Court of Appeals for the Eleventh Circuit. The appeals were recently lodged and the clerk has yet to notify the briefing schedule.
Lens Litigation
On October 23, 2007, Ivonne Houellemont, Ivonne M. Lens and Antonio A. Lens, heirs of Dr. Antonio Lens-Aresti, a former shareholder of TSI, filed a suit against TSI in the Court of First Instance for San Juan, Superior Section. The plaintiffs are seeking the return of 16 shares (prior to giving effect to the 3,000-for-one stock split) that were redeemed in 1996, a year after the death of Dr. Lens-Aresti, or compensation in the amount of $40,000 per share which they allege is a share’s present value, alleging that they were fraudulently induced to submit the shares for redemption in 1996. At the time of Dr. Lens-Aresti’s death, the bylaws of TSI would not have permitted the plaintiffs to inherit Dr. Lens-Aresti’s shares, as those bylaws provided that in the event of a shareholder’s death, shares could be redeemed at the price originally paid for them or could be transferred only to an heir who was either a doctor or dentist. The plaintiffs’ complaint also states that they purport to represent as a class all heirs of the TSI’s former shareholders whose shares were redeemed upon such shareholders’ deaths. On October 31, 2007, the Corporation filed a motion to dismiss the claims as barred by the applicable statute of limitations. On December 21, 2007, the plaintiffs filed an opposition to our motion to dismiss, alleging that the two year statute of limitations is not applicable to the redemption of the stock by the Corporation that took place in 1996. On March 3, 2008, the Corporation filed a reply to plaintiffs’ opposition to the motion to dismiss. In its reply, the Corporation renews its motion to dismiss and further argued that plaintiffs’ argument is wrong because the statute of limitations has expired, pursuant to the two year term provided under the Uniform Security Act of Puerto Rico for cases of this nature. Management believes that the statute of limitations has expired and expects to prevail in this litigation. Regarding the plaintiffs’ attempt to represent a purported class, as of the date of this Quarterly Report on Form 10-Q, no further efforts have been made by the plaintiffs in this case.
Colón Litigation
On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSI predecessor stock, filed suit against TSI and the Commissioner of Insurance in the Court of First Instance for San Juan, Superior Section. Mr. Colón-Dueño owned one share of TSI predecessor stock that was redeemed in 1999 for its original purchase price pursuant to an order issued by the Commissioner of Insurance requiring the redemption of a total of 1,582 shares that had been previously sold by TSI. TSI appealed this Commissioner of Insurance’s order to the Puerto Rico Court of Appeals, which upheld that order by decision dated March 31, 2000. The plaintiff requests that the court direct TSI to return his share of stock and pay damages in excess of $500,000 and attorney’s fees. On January 23, 2008, TSI filed a motion for summary judgment, on the ground that inter alia the finding of the Commissioner of Insurance is firm and final and cannot be collaterally attacked in this litigation. Plaintiffs have petitioned the Court to hold the motion in abeyance pending discovery. Discovery is currently in its preliminary stages. TSI believes that this claim is meritless because the validity of the share repurchase was decided by the Court of Appeals in 2000, and plans to vigorously contest this matter.
Acevedo Litigation
On March 27, 2008, the heirs of the estates of physicians Juan Acevedo, Rafael Angel Blanco-Pagán and Francisco Casalduc-Roselló, each a former shareholder of TSI’s predecessor, filed a suit against the Corporation and TSI in the Puerto Rico Court of First Instance for Mayagüez, Superior Section. The heirs of each of the estates of Dr. Acevedo, Dr. Blanco-Pagán and Dr. Casalduc-Roselló are seeking the return of a total of 38 shares (prior to giving effect to the 3,000-for-one stock split) of the Corporation, as alleged successor to TSI, the payment of dividends in connection with such shares, and the Corporation’s recognition of each heir’s status as a shareholder of the Corporation. The number of shares indicated in this disclosure is based solely on information provided in the complaint filed by the plaintiffs and could differ from our corporate records. Each of the estates claims that they were fraudulently induced to tender the shares for redemption. Based on the opinion of counsel, management believes that the statute of limitations has expired and expects to prevail in this litigation, as the redemption took place more than 20 years ago. The Court granted TSI’s motion Requesting Change of Venue thereby transferring the case to San Juan and discovery will soon begin.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
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
On October 29, 2007, the Court entered summary judgment for CRIM affirming the real property tax assessment of approximately $1.3 million. TSI filed a motion for reconsideration of the Court’s summary judgment decision, which was denied. On November 29, 2007 TSI appealed this determination to the Court of Appeals and requested an argumentative hearing. On January 19, 2008 CRIM filed a brief in opposition to TSI’s appeal. On March 3, 2008 TSI filed its response to the brief submitted by CRIM.
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
On April 17, 2008, the Court of Appeals approved the consolidation of both property tax cases. On April 24, 2008, the Court of Appeals denied TSI’s request for an argumentative hearing.
On May 27, 2008, TSI submitted a motion to the Court of Appeals requesting the Court to take notice of a recent decision of the Puerto Rico Supreme Court that addresses administrative law issues involving other parties and which confirms TSI’s position that the rulings issued by the Puerto Rico tax authorities may not be revoked on a retroactive basis. On June 30, 2008 the Court of Appeals confirmed the summary judgment issued by the Court of First Instance in both property tax cases. The opinion of the Court of Appeals was notified to the parties on July 17, 2008 and TSI will submitted a motion for reconsideration on July 31, 2008. The filing of the motion for reconsideration interrupted the period of time that TSI has to submit a writ of certiorari to the Puerto Rico Supreme Court.
Management believes that these municipal tax assessments are improper and currently expects to prevail in this litigation.
Government Investigations
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
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting our financial condition and results of operations for the three months and six months ended June 30, 2008. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2007.
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
Overview
We are the largest managed care company in Puerto Rico in terms of membership and have over 45 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the Commercial, Commonwealth of Puerto Rico Health Reform (the Reform) and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (PDP)) markets. In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. The Reform is a government of Puerto Rico-funded managed care program for the medically indigent, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico, serve approximately one million members across all regions of Puerto Rico and hold a leading market position covering approximately 25% of the population. For the six months ended June 30, 2008, our managed care segment represented approximately 89.1% of our total consolidated premiums earned, net and approximately 59.4% of our operating income. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 13% (in terms of premiums written) as of December 31, 2007. Our property and casualty segment had a market share of approximately 9% (in terms of direct premiums) as of December 31, 2007.
We participate in the managed care market through our subsidiary, Triple-S, Inc. (TSI). Our managed care subsidiary is a Blue Cross and Blue Shield Association (BCBSA) licensee, which provides us with exclusive use of the Blue Shield brand in Puerto Rico.
We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (TSV) and in the property and casualty insurance market through our subsidiary, Seguros Triple-S, Inc. (STS), which represented approximately 5.5% and 5.6%, respectively, of our consolidated premiums earned, net for the six months ended June 30, 2008 and 17.8% and 13.5%, respectively, of our operating income for that period.
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
Recent Developments
Healthcare Reform Contracts
All of the Reform contracts, except the contract for the Metro-North region, expired on June 30, 2008. The government of Puerto Rico (the government) notified all Healthcare Reform carriers that the expired contracts would not be subject to a competitive bid; instead they would renegotiate the contracts of all existing carriers for an additional twelve-month period ending June 30, 2009. As of the date of this Quarterly Report on Form 10-Q, TSI has not finalized the negotiation process with the government. In July 2008, the contracts were amended extending them until August 30, 2008, at which time it is expected the negotiation process will be completed. Once such negotiation is completed, premium rates will be retroactively adjusted to July 1, 2008.
On July 30, 2008, the government notified TSI that it had been selected as the managed care services carrier for the Metro-North region effective November 1, 2008. The contract for the Metro-North region is expected to be on an Administrative Services Only (ASO) basis. On an ASO agreement TSI would not generate premiums but instead administrative service fees. The Metro-North region is expected to have approximately 175,000 members.
Recent Accounting Standards
For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of June 30,
	2008	2007

Managed care enrollment:
Commercial [1]	577,371	576,314
Reform	344,104	356,737
Medicare Advantage	72,134	47,470

Total	993,609	980,521

Managed care enrollment by funding arrangement:
Fully-insured	825,187	818,930
Self-insured	168,422	161,591

Total	993,609	980,521

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
Consolidated Operating Results
The following table sets forth the Corporation’s consolidated operating results. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2008	2007	2008	2007

Revenues:
Premiums earned, net	$419.2	377.3	$823.6	725.8
Administrative service fees	3.9	3.6	7.6	7.1
Net investment income	14.3	11.0	27.7	22.2

Total operating revenues	437.4	391.9	858.9	755.1
Net realized investment (loss) gains	(1.8)	3.8	(1.1)	5.0
Net unrealized investment (loss) gain on trading securities	(1.0)	0.6	(7.2)	(1.4)
Other income (expense), net	1.4	2.2	(0.2)	2.4

Total revenues	436.0	398.5	850.4	761.1

Benefits and expenses:
Claims incurred	354.8	308.0	705.0	605.4
Operating expenses	61.4	59.3	121.4	115.5

Total operating expenses	416.2	367.3	826.4	720.9
Interest expense	3.9	4.1	7.6	8.0

Total benefits and expenses	420.1	371.4	834.0	728.9

Income before taxes	15.9	27.1	16.4	32.2
Income tax expense (benefit)	3.8	6.3	3.1	6.9

Net income	$12.1	20.8	$13.3	25.3

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Consolidated premiums earned, net and administrative service fees increased by $42.2 million, or 11.1%, to $423.1 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase was primarily due to an increase in the premiums earned, net in our managed care segment, principally due to an increased volume in the Medicare business. Also, during the three months ended June 30, 2007, the managed care segment received approximately $8.1 million corresponding to the retroactive increase in premium rates of the Reform business for the period between November 1, 2006 and March 31, 2007.
Consolidated net investment income increased by $3.3 million, or 30.0%, to $14.3 million during the three months ended June 30, 2008. This increase is attributed to a higher yield in 2008 as well as to a higher balance of invested assets.
Net Realized Investment Losses
Consolidated net realized investment losses of $1.8 million during the three months ended June 30, 2008 are the result of other-than-temporary impairments related to fixed income securities. The other-than-temporary impairments were offset in part by $0.6 million of net realized gains from the sale of fixed income and equity securities.
Net Unrealized Loss on Trading Securities and Other Income (Expense), Net
The combined balance of our consolidated net unrealized loss on trading securities and other income (expense), net decreased by $2.4 million, to $0.4 million during the three months ended June 30, 2008. The decrease is principally due to an increase in the unrealized loss on trading securities and a decrease in the fair value of the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes; both decreases are due to market fluctuations. The unrealized loss experienced on trading securities represents a decrease of 0.8% in the market value of the portfolio, which is slightly lower than the decrease experienced by the Standard and Poor’s 500 Index of 3.2%. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
Consolidated claims incurred during the three months ended June 30, 2008 increased by $46.8 million, or 15.2%, to $354.8 million when compared to the claims incurred during the three months ended June 30, 2007. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment and utilization trends. The consolidated loss ratio increased by 3.0 percentage points to 84.6%, primarily due to the fact that during the three months ended June 30, 2007 the managed care segment recorded the retroactive premium rate increase in the Reform business described above of approximately $8.1 million, which had the effect of reducing the consolidated loss ratio by 1.8 percentage points. Also, there were a higher utilization trends in the managed care segment for the period, particularly in the Medicare business.
Operating Expenses
Consolidated operating expenses during the three months ended June 30, 2008 increased by $2.1 million, or 3.5%, to $61.4 million as compared to the operating expenses during the three months ended June 30, 2007. This increase is primarily attributed to a higher volume of business, particularly in the Medicare business of our managed care segment. The consolidated operating expense ratio decreased by 1.1 percentage point, to 14.5% during the 2008 period mainly due to the aforementioned increase in volume.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Operating Revenues
Consolidated premiums earned, net and administrative service fees increased by $98.3 million, or 13.4%, to $831.2 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase was primarily due to an increase in the premiums earned, net in our managed care segment, principally due to a higher volume in the Medicare business and the increases in premium rates of the Reform business during the second half of 2007.
Consolidated net investment income increased by $5.5 million, or 24.8%, to $27.7 million during the six months ended June 30, 2008. This increase is attributed to a higher yield in 2008 as well as to a higher balance of invested assets.

Net Realized Investment Losses
Consolidated net realized investment losses of $1.1 million during the six months ended June 30, 2008 are primarily the result of other-than-temporary impairments related to fixed income securities. The other-than-temporary impairments were offset in part by $1.2 million of net realized gains from the sale of fixed income and equity securities.
Net Unrealized Loss on Trading Securities and Other Income (Expense), Net
The combined balance of our consolidated net unrealized loss on trading securities and other income (expense), net decreased by $8.4 million, to $7.4 million during the six months ended June 30, 2008. The decrease is principally due to a decrease in the unrealized gain on trading securities and a decrease in the fair value of the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes; both decreases are due to market fluctuations. The unrealized loss experienced on trading securities represents a decrease of 10.5% in the market value of the portfolio, which is slightly lower than the decrease experienced by the Standard and Poor’s 500 Index of 12.8%. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
Consolidated claims incurred during the six months ended June 30, 2008 increased by $99.6 million, or 16.5%, to $705.0 million when compared to the claims incurred during the six months ended June 30, 2007. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment and utilization trends. The consolidated loss ratio increased by 2.2 percentage points to 85.6%, primarily due to higher utilization trends in the managed care segment for the period, particularly in the Medicare business.
Operating Expenses
Consolidated operating expenses during the six months ended June 30, 2008 increased by $5.9 million, or 5.1%, to $121.4 million as compared to the operating expenses during the 2007 period. This increase is primarily attributed to a higher volume of business, particularly in the Medicare business of our managed care segment. The consolidated operating expense ratio decreased by 1.2 percentage points, to 14.6% during the 2008 period mainly due to the aforementioned increase in volume.
Income Tax Expense (Benefit)
The decrease in income tax expense (benefit) during the six months ended June 30, 2008 is primarily the result of the lower income before tax during the period. The consolidated income tax rate decreased by 2.5 percentage points, to 18.9% during the six months ended June 30, 2008, primarily due to a higher taxable income in 2007 from our managed care segment, which has a higher effective tax rate than other segments.

Managed Care Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2008	2007	2008	2007

Operating revenues:
Medical premiums earned, net:
Commercial	$179.7	180.6	$361.7	360.8
Reform	80.9	86.6	161.9	158.4
Medicare	113.6	64.3	210.5	117.8

Medical premiums earned, net	374.2	331.5	734.1	637.0
Administrative service fees	4.8	4.6	9.3	9.0
Net investment income	6.1	4.7	11.7	9.5

Total operating revenues	385.1	340.8	755.1	655.5

Medical operating costs:
Medical claims incurred	331.2	285.8	659.0	561.3
Medical operating expenses	39.9	37.2	76.8	72.3

Total medical operating costs	371.1	323.0	735.8	633.6

Medical operating income	$14.0	17.8	$19.3	21.9

Additional data:

Member months enrollment:
Commercial:
Fully-insured	1,228,783	1,247,353	2,464,272	2,501,096
Self-funded	499,317	484,505	995,379	963,828

Total commercial member months	1,728,100	1,731,858	3,459,651	3,464,924
Reform	1,031,631	1,068,684	2,065,291	2,133,530
Medicare	215,828	136,214	406,357	264,844

Total member months	2,975,559	2,936,756	5,931,299	5,863,298

Medical loss ratio	88.5%	86.2%	89.8%	88.1%
Operating expense ratio	10.5%	11.1%	10.3%	11.2%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Medical Operating Revenues
Medical premiums earned for the three months ended June 30, 2008 increased by $42.7 million, or 12.9%, to $374.2 million when compared to the medical premiums earned during the three months ended June 30, 2007. This increase is principally the result of the following:
•	Medical premiums generated by the Medicare business increased during the three months ended June 30, 2008 by $49.3 million, or 76.7%, to $113.6 million, primarily due to an increase in member months enrollment of 79,614, or 58.4% and a change in the mix of products. The increase in member months is the net result of an increase of 81,384, or 80.0%, in the membership of our Medicare Advantage products and a decrease of 1,770, or 5.1%, in the membership of our PDP product.

•	Medical premiums earned in the Reform business decreased by $5.7 million, or 6.6%, to $80.9 million during the 2008 period. This fluctuation is primarily due to the effect in the 2007 period of the retroactive premium rate increase recorded in June 2007 for the period of November 1, 2006 to March 31, 2007 amounting to $8.1 million and a decrease in member months enrollment by 37,053 or 3.5%. Partially offsetting this decrease is the increase in premium rates effective July 2007. In the 2007 period this segment received a retroactive premium rate increase of approximately 6.7% which, even when effective November 1, 2006, was not received until June 2007.

•	Medical premiums earned of the Commercial business decreased by $0.9 million, or 0.5%, to $179.7 million during the three months ended June 30, 2008. This fluctuation is the net result of a decrease in fully-insured member months enrollment of 18,570, or 1.5%, and an increase in the average premium rates of corporate accounts of 4.5%.
Medical Claims Incurred
Medical claims incurred during the three months ended June 30, 2008 increased by $45.4 million, or 15.9%, to $331.2 million when compared to the three months ended June 30, 2007. The medical loss ratio (MLR) of the segment increased 2.3 percentage points during the 2008 period, to 88.5%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Medicare business increased by $63.3 millions during the 2008 period primarily due to the increase in member months and a higher MLR by 24.5 percentage points. The higher MLR is in part due to the effect of prior period reserve developments. Excluding the effect of prior period reserve developments in the 2007 and 2008 periods, the MLR increased by 14.3 percentage points, primarily as the result of higher utilization trends for the period when compared to the three months ended June 30, 2007. The increase in utilization trends is primarily the result of higher utilization in outpatient visits and drug benefits for dual eligibles. The higher MLR is also the result of a change in enrollment mix between dual and non-dual eligible members within the business. Member months during the three months ended June 30, 2008 has a higher concentration of dual eligible members than the same period of the prior year. Dual eligible members have a higher utilization than non-dual eligible members.

•	The medical claims incurred of the Reform business increased by $3.8 million during the 2008 period and its MLR increased by 10.8 percentage points during the three months ended June 30, 2008. The higher MLR is primarily the effect of the retroactive premium rate increase received by this business during June 2007 and prior period reserve developments. Considering this retroactive premium rate increase and excluding the effect prior period reserve developments in the 2007 and 2008 periods, the MLR actually decreased by 1.9 percentage points during the 2008 period.
•	The medical claims incurred of the Commercial business decreased by $21.7 million during the 2008 period and its MLR decreased by 11.6 percentage points during the three months ended June 30, 2008. The lower MLR is primarily the effect of prior period reserve developments. Excluding the effect of prior period reserve developments in the 2007 and 2008 periods, the MLR decreased by 1.3 percentage points, primarily as the result of lower utilization trends in drug and medical claims. Another factor that contributed to the reduction of the MLR for the period is the re-pricing or termination of less profitable groups during 2007.
Medical Operating Expenses
Medical operating expenses for the three months ended June 30, 2008 increased by $2.7 million, or 7.3%, to $39.9 million when compared to the three months ended June 30, 2007. This increase is primarily attributed to the higher volume of business of the segment, particularly in the Medicare business. The segment’s operating expense ratio decreased by 0.6 percentage points during the three months ended June 30, 2008, to 10.5%.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Medical Operating Revenues
Medical premiums earned for the six months ended June 30, 2008 increased by $97.1 million, or 15.2%, to $734.1 million when compared to the medical premiums earned during the six months ended June 30, 2007. This increase is principally the result of the following:
•	Medical premiums generated by the Medicare business increased by $92.7 million, or 78.7%, to $210.5 million, primarily due to an increase in member months enrollment of 141,513, or 53.4% and a change in the mix of products. The increase in member months is the net result of an increase of 145,926, or 74.9%, in the membership of our Medicare Advantage products and a decrease of 4,413, or 6.3%, in the membership of our PDP product.

•	Medical premiums earned of the Reform business increased by $3.5 million, or 2.2%, to $161.9 million during the 2008 period. This fluctuation is primarily due to the increases in premium rates during 2007; these rate increases were mitigated by a decrease in member months enrollment in the Reform business of 68,239, or 3.2%. The retroactive increase in premium rates received in June 2007 period corresponding to the period between November 1, 2006 and December 31, 2006 was approximately $2.1 million.
•	Medical premiums generated by the Commercial business increased by $0.9 million, or 0.2%, to $361.7 million during the six months ended June 30, 2008. This fluctuation is the net result of an increase in the average premium rates of corporate accounts of 5.2% offset in part by a decrease in fully-insured member months enrollment of 36,824, or 1.5%.
Medical Claims Incurred
Medical claims incurred during the six months ended June 30, 2008 increased by $97.7 million, or 17.4%, to $659.0 million when compared to the six months ended June 30, 2007. The MLR of the segment increased 1.7 percentage points during the 2008 period, to 89.8%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Medicare business increased by $100.6 million during the 2008 period mainly as the result of the increase in member months and a higher MLR by 17.2 percentage points. The higher MLR is in part due to the effect of prior period reserve developments. Excluding the effect of prior period reserve developments in the 2007 and 2008 periods, the MLR increased by 10.2 percentage points, primarily as the result of higher utilization trends when compared to the six month ended June 30, 2007. The increase in utilization trends is primarily the result of higher utilization in outpatient visits and drug benefits for dual eligibles. The higher MLR is also the result of a change in enrollment mix between dual and non-dual eligible members within the business. Member months during the six months ended June 30, 2008 has a higher concentration of dual eligible members than the same period of the prior year. Dual eligible members have a higher utilization than non-dual eligible members.

•	The medical claims incurred of the Reform business increased by $14.1 million during the 2008 period and its MLR increased by 6.8 percentage points during the six months ended June 30, 2008. The higher MLR is primarily the effect of the retroactive premium rate increase received by this business during June 2007 and prior period reserve developments. Considering this retroactive premium rate increase and excluding the effect prior period reserve developments in the 2007 and 2008 periods, the MLR actually decreased by 3.8 percentage points during the 2008 period.
•	The medical claims incurred of the Commercial business decreased by $24.0 million during the 2008 period and its MLR decreased by 6.8 percentage points during the six months ended June 30, 2008. The lower MLR is primarily the effect of prior period reserve developments. Excluding the effect of prior period reserve developments in the 2007 and 2008 periods, the MLR decreased by 3.5 percentage points, primarily as the result of the re-pricing or termination of less profitable groups, cost containment initiatives and lower utilization trends in drugs and medical services.
Medical Operating Expenses
Medical operating expenses for the six months ended June 30, 2008 increased by $4.5 million, or 6.2%, to $76.8 million when compared to the six months ended June 30, 2007. This increase is primarily attributed to the higher volume of the segment, particularly in the Medicare business. The segment’s operating expense ratio decreased by 0.9 percentage points during the six months ended June 30, 2008, to 10.3%.

Life Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2008	2007	2008	2007

Operating revenues:
Premiums earned, net:
Premiums earned	$24.6	24.8	$48.8	49.4
Premiums earned ceded	(1.8)	(2.3)	(3.9)	(4.5)

Net premiums earned	22.8	22.5	44.9	44.9
Commission income on reinsurance	0.1	0.1	0.2	0.1

Premiums earned, net	22.9	22.6	45.1	45.0
Net investment income	4.1	3.7	8.0	7.4

Total operating revenues	27.0	26.3	53.1	52.4

Operating costs:
Policy benefits and claims incurred	11.2	11.7	23.2	23.3
Underwriting and other expenses	12.6	11.9	24.2	23.4

Total operating costs	23.8	23.6	47.4	46.7

Operating income	$3.2	2.7	$5.7	5.7

Additional data:
Loss ratio	48.9%	51.8%	51.4%	51.8%
Operating expense ratio	55.0%	52.7%	53.6%	52.0%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Operating Revenues
Premiums earned for the segment decreased by $0.2 million, or 0.8%, to $24.6 million during the three months ended June 30, 2008 as compared to the three months ended June 30, 2007. This decrease was primarily the result of a decrease in premiums generated by the Group Disability and Group Life businesses by $0.5 million offset in part by an increase in Cancer premiums of $0.2 million.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the three months ended June 30, 2008 decreased by $0.5 million, or 4.3%, to $11.2 million during the three months ended June 30, 2008. This decrease is primarily the result of a reduction in actuarial reserves of $0.7 million, offset in part by an increase in claims incurred of $0.2 million, mostly in the claims related to the Cancer business. This resulted in a decrease in the loss ratio of 2.9 percentage points, from 51.8% in 2007 to 48.9% in 2008.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $0.7 million, or 5.9%, to $12.6 million during the three months ended June 30, 2008 primarily as a result of higher commission expenses attributed to a change in the mix of business generated by the segment. The segment’s operating expense ratio increased by 2.3 percentage points during the three months ended June 30, 2008, from 52.7% in 2007 to 55.0% in 2008.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Operating Revenues
Premiums earned for the segment decreased by $0.6 million, or 1.2%, to $48.8 million during the six months ended June 30, 2008 as compared to the six months ended June 30, 2007. Most of the decrease in premiums earned of this segment was in the Group Disability businesses, which decreased by $1.0 million during the 2008 period; partially offset by an increase of $0.4 million in the premiums earned of the Cancer business.

Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the six months ended June 30, 2008 decreased by $0.1 million, or 0.4%, to $23.2 million. This decrease is primarily due to the net effect of a reduction in actuarial reserves of $1.0 million and an increase of $0.9 million in claims incurred. The increase in claims incurred is the result of an increase in the Group Disability and Cancer lines of business, each presenting an increase of $0.3 million, while the policy surrender benefits increased by $0.2 million. This resulted in a 0.4 percentage points decrease in the loss ratio, from 51.8% in 2007 to 51.4% in 2008.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $0.8 million, or 3.4% to $24.2 million during the six months ended June 30, 2008 primarily as a result of higher commission expenses attributed to a change in the mix of business generated by the segment. The segment’s operating expense ratio increased by 1.6 percentage points during the six months ended June 30, 2008, from 52.0% in 2007 to 53.6% in 2008.
Property and Casualty Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2008	2007	2008	2007

Operating revenues:
Premiums earned, net:
Premiums written	$40.6	43.0	76.1	78.2
Premiums ceded	(18.3)	(17.9)	(33.9)	(33.3)
Change in unearned premiums	0.8	(0.8)	4.2	0.8

Premiums earned, net	23.1	24.3	46.4	45.7
Net investment income	3.0	2.5	6.0	5.1

Total operating revenues	26.1	26.8	52.4	50.8

Operating costs:
Claims incurred	12.4	10.5	22.7	20.7
Underwriting and other expenses	11.4	12.7	25.3	25.1

Total operating costs	23.8	23.2	48.0	45.8

Operating income	$2.3	3.6	4.4	5.0

Additional data:
Loss ratio	53.7%	43.2%	48.9%	45.3%
Operating expense ratio	49.4%	52.3%	54.5%	54.9%
Combined ratio	103.1%	95.5%	103.4%	100.2%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Operating Revenues
Total premiums written during the three months ended June 30, 2008 decreased by $2.4 million, or 5.6%, to $40.6 million. This fluctuation is mostly due to a decrease in premiums written from Commercial Multi-Peril and Auto Physical Damage policies of $1.4 million and $1.2 million, respectively. The commercial property and casualty business is under soft market conditions and the auto insurance business has been affected by lower economic activity in sales and auto loan originations.
Premiums ceded to reinsurers during the three months ended June 30, 2008 increased by $0.4 million, or 2.2% to $18.3 million during the second quarter of 2008. The ratio of premiums ceded to premiums written increased by 3.5 percentage points, from 41.6% in 2007 to 45.1% in 2008, due to the effect of non-proportional reinsurance treaties in relation to the level of premiums written as well as to the mix of business. The cost of non-proportional treaties is negotiated for the whole year based on expected premium volume. The cost is distributed throughout the year on a straight-line basis and its relation to direct premiums written varies depending on actual writings in each quarter versus expected results.

The change in unearned premiums presented an increase of $1.6 million when compared to prior year as the result of the lower volume of business during the period, which results in the amortization into income of the higher volume of business subscribed during the last quarter of the year 2007.
Claims Incurred
Claims incurred during the three months ended June 30, 2008 increased by $1.9 million, or 18.1%, to $12.4 million. The loss ratio increased by 10.5 percentage points, to 53.7% during the three months ended June 30, 2008. This increase is primarily reflected in the Commercial Multi-Peril line of business. The increase in claims incurred and in the loss ratio is primarily due to the fact that in the three months ended June 30, 2007 the segment recorded a favorable change in net claim reserves of approximately $1.9 million.
Underwriting and Other Expenses
Underwriting and other operating expenses for the three months ended June 30, 2008 decreased by $1.3 million, or 10.2%, to $11.4 million. The operating expense ratio decreased by 2.9 percentage points during the same period, to 49.4% in 2008. This decrease is primarily due to a distribution of an experience refund of $1.1 million from the Compulsory Vehicle Liability Insurance Joint Underwriting Association during the month of June 2008, while last year the distribution was received during the month of September. This refund was recorded as a decrease to the operating expenses for the period.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
Operating Revenues
Total premiums written during the six months ended June 30, 2008 decreased by $2.1 million, or 2.7%, to $76.1 million when compared to the six months period ended June 30, 2007. This fluctuation is mostly due to the decrease in the premiums written for the Commercial Multi-Peril, Auto Physical Damage and All Other lines of business amounting by $1.0 million, $1.2 million and $1.4 million, respectively. These decreases were partially offset by an increase in the premiums written for the Dwelling business by $1.8 million. The commercial property and casualty business is under soft market conditions and the auto insurance business has been affected by lower economic activity in sales and auto loan originations.
Premiums ceded to reinsurers increased by approximately $0.6 million, or 1.8% to $33.9 million during the second quarter of 2008. The ratio of premiums ceded to premiums written increased by 1.9 percentage points, from 42.6% in 2007 to 44.5% in 2008, primarily as the effect of non-proportional reinsurance treaties in relation to the level of premiums written as well as to the mix of business. The cost of non-proportional treaties is negotiated for the whole year based on expected premium volume. The cost is distributed throughout the year on a straight-line basis and its relation to direct premiums written varies depending on actual writings in each quarter versus expected results.
Change in unearned premiums present an increase of $3.4 million when compared to prior year is the result of the segment’s higher volume of business during the last quarter of the year 2007, which is now being amortized into income.
Claims Incurred
Claims incurred during the six months ended June 30, 2008 increased by $2.0 million, or 9.7%, to $22.7 million. The loss ratio increased by 3.6 percentage points, to 48.9% during the six months ended June 30, 2008, primarily as a result of higher loss ratios in the Commercial Multi-Peril, General Liability, and Auto Physical Damage lines of businesses resulting from a higher number of claims paid during the 2008 period.
Underwriting and Other Expenses
Underwriting and other operating expenses for the six months ended June 30, 2008 increased by $0.2 million, or 0.8%, to $25.3 million. The operating expense ratio decreased by 0.4 percentage points during the same period, to 54.5% in 2008. This fluctuation is primarily due to the effect of increases in net commission expense, as a result of commission rate increases to various general agencies in several lines of business during 2007. The segment also experienced increases in other underwriting expenses, including salaries and related expenses, advertising and EDP maintenance. These increases were offset in part by the experience refund of $1.1 million received during June 2008 from the Compulsory Vehicle Liability Insurance Joint Underwriting Association.

Liquidity and Capital Resources
Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended
	June 30,
(Dollar amounts in millions)	2008	2007

Sources of cash:
Proceeds from short-term borrowings	$32.1	—
Proceeds from policyholder deposits	5.9	2.8
Cash provided by operating activities	—	6.4
Other	15.6	17.0

Total sources of cash	53.6	26.2

Uses of cash:
Cash used in operating activities	(25.2)	—
Net purchases of investment securities	(216.0)	(25.1)
Capital expenditures	(7.1)	(3.5)
Dividends	—	(2.4)
Payments of long-term borrowings	(0.8)	(0.8)
Surrenders of policyholder deposits	(3.4)	(4.0)
Other	—	(0.2)

Total uses of cash	(252.5)	(36.0)

Net decrease in cash and cash equivalents	$(198.9)	(9.8)

Cash flows from operating activities decreased by $31.6 million for the six months ended June 30, 2008, principally due to the effect of increases in claims paid and in cash paid to suppliers and employees amounting to $96.0 million and $8.5 million, respectively, offset in part by an increase in premiums collected of $64.8 million. These fluctuations are primarily the result of the higher volume and increased utilization trends in our managed care segment particularly in the Medicare business. The increase in premiums collected would have been higher when considering the $22.8 million of managed care premiums collected in December 2007 but corresponding to January 2008. In addition, as of June 30, 2008 the managed care segment experienced a significant increase in the premiums receivable, mostly from the government of Puerto Rico and its instrumentalities. The Government of Puerto Rico and its instrumentalities tend to slow down payments at the end of its fiscal year (June 30) until funds from the new fiscal year are available. As of the end of this Quarterly Report on Form 10-Q a significant amount of these balances has been collected by the managed care segment.
In the 2008 period the proceeds from short-term borrowings exceeded payments of short-term borrowings by $32.1 million. Short-term borrowings are used to address timing differences between cash receipts and disbursements. Also, during the six months ended June 30, 2008 we used some of our financing facilities to acquire investments to take advantage of some investment opportunities.
The decrease in the other sources of cash of $1.4 million is attributed to a higher balance in outstanding checks over bank balances in the 2008 period.
Net acquisitions of investment securities increased by $190.9 million during the six months ended June 30, 2008, principally as the result of acquisitions of available for sale securities mainly in our managed care segment and the effect of purchases of investments with trade date in December 2007 and a settlement date in January 2008, amounting to $117.7 million.

Capital expenditures increased by $3.6 million as a result of the capitalization of costs related to the new systems initiative in our managed care segment.
The net proceeds from policyholder deposits increased by $3.7 million during the six months ended June 30, 2008 primarily due to the receipt of deposits during the period.
In March 2007, we declared and paid dividends to our stockholders amounting to $2.4 million.
Financing and Financing Capacity
We have several short-term facilities available to meet our liquidity needs. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of June 30, 2008, we had $111.0 million of available credit under these facilities. There were $32.1 million outstanding short-term borrowings under these facilities as of June 30, 2008.
As of June 30, 2008, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).
•	On September 30, 2004, we issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes).
The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain covenants. At June 30, 2008, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
In addition, as of June 30, 2008 we are a party to a secured term loan with a commercial bank, FirstBank Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million. As of June 30, 2008, this secured loan had an outstanding balance of $25.1 million and an average annual interest rate of 4.2%.
This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of June 30, 2008, we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loan’s outstanding balance.
We anticipate that we will have sufficient liquidity to support our currently expected needs.
Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008. There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.
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
For much of our history, we and our predecessor entity have restricted the ownership or transferability of our shares, including by reserving to us or our predecessor a right of first refusal with respect to share transfers and by limiting ownership of such shares to physicians and dentists. In addition, we and our predecessor, consistent with the requirements of our and our predecessor’s bylaws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders. Nonetheless, former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“non-medical heirs”), may claim an entitlement to our shares or to damages with respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions. Our records indicate that there may be as many as approximately 450 former shareholders whose non-medical heirs may claim to have inherited up to 10,500,000 shares after giving effect to the 3,000-for-one stock split. As of the date of this Quarterly Report on Form 10-Q, four judicial claims seeking the return of or compensation for 81 shares (prior to giving effect to the 3,000-for-one stock split) had been brought by non-medical heirs of former shareholders whose shares were repurchased upon their death. In one claim, heirs purport to represent as a class all non-medical heirs of deceased shareholders whose shares we repurchased. In addition, we have received inquiries from non-medical heirs with respect to over 600 shares (or 1,800,000 shares after giving effect to the 3,000-for-one stock split).
We believe that we should prevail in litigation with respect to these matters; however, we cannot predict the outcome of any such litigation regarding these non-medical heirs. The interests of our existing shareholders could be materially diluted to the extent that any such claims are successful.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submissions of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibits	Description

3(i)(a)	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3(i)(d) to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 0-49762).

3(i)(b)
Amendment to Article Tenth of the Amended and Restated Articles of Incorporation of Triple-S Management Corporation, incorporated herein by reference to Exhibit 3(i)(b) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-49762).

3(i)(c)
Articles of Incorporation of Triple-S Management Corporation, as currently in effect, incorporated herein by reference to Exhibit 3(i)(c) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 0-49762).

10.1*
Extension to the agreement between the Puerto Rico Health Insurance Administration and Triple-S, Inc. for the provision of health insurance coverage to eligible population in the North and South-West regions.

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended June 30, 2008 and 2007 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

12
Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and six months ended June 30, 2008 and 2007 has been omitted as the detail necessary to determine the computation of the loss ratio, operating expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation

Registrant

Date:	August 6, 2008	By:	/s/ Ramón M. Ruiz-Comas

Ramón M. Ruiz-Comas, CPA President and Chief Executive Officer

Date:	August 6, 2008	By:	/s/ Juan J. Román

Juan J. Román, CPA Vice President of Finance and Chief Financial Officer