Form 10-Q/A
period 2008-03-31
TRIPLE-S MANAGEMENT CORP
filed 2008-10-21
CIK 1171662

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 001-33865
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

Explanatory Note
Triple-S Management Corporation is filing this Amendment No. 1 on Form 10-Q/A for the purpose of amending Item 4 of Part I and Item 6 of Part II of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, filed with the U.S. Securities and Exchange Commission (the SEC) on May 9, 2008 (the Original Filing). Item 6 of Part II is amended solely to re-file paragraph 4 of Exhibits 31.1 and 31.2.
Except for the items listed above, this Amendment does not amend, modify or update the Original Filing in any respect. Information included in this Amendment is stated as of March 31, 2008 and does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our Original Filing made with the SEC.

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended March 31, 2008
Table of Contents

PAGE
PART I — FINANCIAL INFORMATION

Item 4. Controls and Procedures	4

PART II — OTHER INFORMATION

Item 6. Exhibits	4

SIGNATURES	5

Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008. There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 6. Exhibits

Exhibits	Description

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).
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

Triple-S Management Corporation Registrant
Date: October 20, 2008	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and Chief Executive Officer

Date: October 20, 2008	By:	/s/ Juan J. Román
Juan J. Román, CPA
Vice President of Finance and Chief Financial Officer

5