Form 10-Q/A
period 2008-06-30
TRIPLE-S MANAGEMENT CORP
filed 2008-10-21
CIK 1171662

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

Explanatory Note
Triple-S Management Corporation is filing this Amendment No. 1 on Form 10-Q/A for the purpose of amending Item 4 of Part I and Item 6 of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 filed with the U.S. Securities and Exchange Commission (the SEC) on August 6, 2008 (the Original Filing). Item 6 of Part II is amended solely to re-file paragraph 4 of Exhibits 31.1 and 31.2. This Amendment also provides the information required under Item 4 of Part II that was omitted from the Original Filing.
Except for the items listed above, this Amendment does not amend, modify or update the Original Filing in any respect. Information included in this Amendment is stated as of June 30, 2008 and does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our Original Filing made with the SEC.

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended June 30, 2008
Table of Contents

PAGE
PART I — FINANCIAL INFORMATION

Item 4. Controls and Procedures	4

PART II — OTHER INFORMATION

Item 4. Submissions of Matters to a Vote of Security Holders	4
Item 6. Exhibits	5

SIGNATURES	5

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
Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 4. Submissions of Matters to a Vote of Security Holders
The Annual Meeting of Shareholders of the Corporation was held on April 27, 2008 for the following purposes:
(a)	To elect three “Group 1” directors for a three-year term.
At the meeting, the shareholders re-elected José Hawayek-Alemañy, MD, and Adamina Soto-Martínez, CPA, and elected Jorge L. Fuentes-Benejam, PE, to serve as directors for three-year terms. The number of votes for each of the directors was as follows:

Jose Hawayek-Alemañy, MD
For	18,086,997
Withheld	109,980

Adamina Soto-Martinez, CPA
For	18,019,757
Withheld	82,220

Jorge L. Fuentes-Benejam, PE
For	18,106,729
Withheld	75,248
(b)	Amend Article TENTH B of the Amended and Restated Articles of Incorporation of the Corporation (“Articles”).
At the meeting, the shareholders approved the amendment to Article TENTH B of the Articles based upon 18,011,308 shares voting “for,” 99,836 shares voting “against,” and 81,333 shares abstaining.
(c)	Amend Article TENTH C of the Articles.
At the meeting, the shareholders approved the amendment to Article TENTH C of the Articles based upon 17,278,386 shares voting “for,” 249,857 shares voting “against,” and 80,422 shares abstaining.
(d)	Approve the Triple-S Management Corporation 2007 Incentive Plan.
At the meeting, the shareholders approved the Triple-S Management Corporation 2007 Incentive Plan based upon 10,819,752 shares voting “for,” 2,164,694 shares voting “against,” 191,057 shares abstaining, and broker non-votes of 4,521,427. Broker non-votes did not have an effect on the proposal.

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