Form 10-Q
period 2008-09-30
TRIPLE-S MANAGEMENT CORP
filed 2008-10-30
CIK 1171662

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2008
Common Stock Class A, $1.00 par value	16,042,809
Common Stock Class B, $1.00 par value	16,286,489

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended September 30, 2008

Part I — Financial Information
Item 1. Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollar amounts in thousands, except per share data)

	(Unaudited)
	September 30,	December 31,
	2008	2007

Assets

Investments and cash:
Equity securities held for trading, at fair value	$42,513	67,158
Securities available for sale, at fair value:
Fixed maturities	903,693	823,629
Equity securities	75,372	71,050
Securities held to maturity, at amortized cost:
Fixed maturities	24,433	43,691
Policy loans	5,408	5,481
Cash and cash equivalents	43,451	240,153

Total investments and cash	1,094,870	1,251,162

Premiums and other receivables, net	250,562	202,268
Deferred policy acquisition costs and value of business acquired	125,322	117,239
Property and equipment, net	50,101	43,415
Net deferred tax asset	12,945	6,783
Other assets	35,565	38,675

Total assets	$1,569,365	1,659,542

Liabilities and Stockholders’ Equity

Claim liabilities:
Claims processed and incomplete	$191,905	186,065
Unreported losses	141,995	149,996
Unpaid loss-adjustment expenses	18,656	17,769

Total claim liabilities	352,556	353,830

Liability for future policy benefits	204,205	194,131
Unearned premiums	100,684	132,599
Policyholder deposits	48,729	45,959
Liability to Federal Employees’ Health Benefits Program (FEHBP)	15,095	21,338
Accounts payable and accrued liabilities	132,356	228,980
Short-term borrowings	31,795	—
Long-term borrowings	169,717	170,946
Liability for pension benefits	30,094	29,221

Total liabilities	1,085,231	1,177,004

Stockholders’ equity:
Common stock Class A	16,043	16,043
Common stock Class B	16,286	16,266
Additional paid-in capital	191,327	188,935
Retained earnings	290,132	267,336
Accumulated other comprehensive loss	(29,654)	(6,042)

Total stockholders’ equity	484,134	482,538

Total liabilities and stockholders’ equity	$1,569,365	1,659,542

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months and nine months ended September 30, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Premiums earned, net	$433,219	375,803	$1,256,775	1,101,614
Administrative service fees	4,448	3,908	12,081	11,034
Net investment income	14,072	11,229	41,806	33,397

Total operating revenues	451,739	390,940	1,310,662	1,146,045
Net realized investment (loss) gains	(1,101)	1,183	(2,233)	6,163
Net unrealized investment (loss) gain on trading securities	(3,605)	588	(10,806)	(764)
Other income (expense), net	(1,147)	(525)	(1,308)	1,842

Total revenues	445,886	392,186	1,296,315	1,153,286

Benefits and expenses:
Claims incurred	365,585	310,033	1,070,572	915,374
Operating expenses	63,572	57,944	185,002	173,439

Total operating costs	429,157	367,977	1,255,574	1,088,813

Interest expense	3,749	3,938	11,348	11,948

Total benefits and expenses	432,906	371,915	1,266,922	1,100,761

Income before taxes	12,980	20,271	29,393	52,525

Income tax expense (benefit):
Current	4,580	4,575	8,687	11,573
Deferred	(1,071)	206	(2,104)	152

Total income taxes	3,509	4,781	6,583	11,725

Net income	$9,471	15,490	$22,810	40,800

Basic net income per share	$0.29	0.58	$0.71	1.53

Diluted net income per share	$0.29	0.58	$0.71	1.53

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Loss) (Unaudited)
For the nine months
ended September 30, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	2008	2007

Balance at January 1	$482,538	342,599

Dividends	—	(2,448)
Share-based compensation	2,392	—
Grant of restricted Class B common stock	20	—
Other	(14)	1

Comprehensive income (loss):
Net income	22,810	40,800
Net unrealized change in fair value of available for sale securities	(24,210)	1,137
Defined benefit pension plan:
Actuarial loss, net	874	935
Prior service (cost) credit, net	(220)	27
Net change in fair value of cash flow hedges	(56)	(185)

Total comprehensive income (loss)	(802)	42,714

Balance at September 30	$484,134	382,865

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2008	2007

Cash flows from operating activities:

Net income	$22,810	40,800

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,419	5,413
Net amortization of investments	739	556
Provision for doubtful receivables	(2,243)	1,902
Deferred tax (benefit) expense	(2,104)	152
Net loss (gain) on sale of securities	2,233	(6,163)
Net unrealized loss on trading securities	10,806	764
Share-based compensation	2,392	—
Proceeds from trading securities sold:
Equity securities	23,480	38,309
Acquisition of securities in trading portfolio:
Equity securities	(9,367)	(19,172)
Loss on sale of property and equipment	11	2
(Increase) decrease in assets:
Premiums receivable	(50,744)	(21,258)
Agents balances	2,787	2,084
Accrued interest receivable	(2,484)	(1,314)
Other receivables	(4,508)	(4,289)
Reinsurance recoverable on paid losses	8,924	(16,409)
Deferred policy acquisition costs and value of business acquired	(8,083)	(2,935)
Prepaid income tax	(6,901)	(2,598)
Other assets	9,918	2,942
Increase (decrease) in liabilities:
Claims processed and incomplete	5,840	21,703
Unreported losses	(8,001)	11,666
Unpaid loss-adjustment expenses	887	508
Liability for future policy benefits	10,074	10,088
Unearned premiums	(31,915)	(14,744)
Policyholder deposits	1,407	1,192
Liability to FEHBP	(6,243)	6,074
Accounts payable and accrued liabilities	4,972	5,459
Income tax payable	—	(9,242)

Net cash (used in) provided by operating activities	$(19,894)	51,490

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2008	2007

Cash flows from investing activities:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$162,802	101,828
Fixed maturities matured	65,088	25,733
Equity securities	4,449	1,000
Securities held to maturity:
Fixed maturities matured	20,107	7,172
Acquisition of investments:
Securities available for sale:
Fixed maturities	(449,515)	(147,357)
Equity securities	(17,069)	(16,759)
Fixed maturity securities held to maturity	(554)	(4,891)
Net proceeds (disbursements) for policy loans	73	(297)
Net capital expenditures	(12,116)	(6,329)

Net cash used in investing activities	(226,735)	(39,900)

Cash flows from financing activities:

Change in outstanding checks in excess of bank balances	17,992	17,477
Repayments of short-term borrowings	(864,419)	(43,559)
Proceeds from short-term borrowings	896,214	43,559
Repayments of long-term borrowings	(1,229)	(11,730)
Dividends paid	—	(2,448)
Proceeds from policyholder deposits	7,156	5,133
Surrenders of policyholder deposits	(5,793)	(5,614)
Other	6	1

Net cash provided by financing activities	49,927	2,819

Net (decrease) increase in cash and cash equivalents	(196,702)	14,409
Cash and cash equivalents at beginning of the period	240,153	81,564

Cash and cash equivalents at end of the period	$43,451	95,973

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results for the full year.
(2) Recent Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. We adopted FAS 157 on January 1, 2008. This adoption did not have an impact on our financial position or results of operations. See Note 7, Fair Value Measurements, to our unaudited consolidated financial statements for the three months and nine months ended September 30, 2008 included in this Quarterly Report on Form 10-Q for disclosure related to FAS 157.
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
In May 2008, the FASB issued FAS 163, Accounting for Financial Guarantee Insurance Contracts — an Interpretation of FASB Statement No. 60. FAS 163 prescribes the accounting for premium revenue and claims liabilities by insurers of financial obligations, and requires expanded disclosures about financial guarantee insurance contracts. FAS 163 applies to financial guarantee insurance and reinsurance contracts issued by insurers subject to FAS 60, Accounting and Reporting by Insurance Enterprises. The Statement does not apply to insurance contracts that are similar to financial guarantee insurance contracts such as mortgage guaranty or trade-receivable insurance, financial guarantee contracts issued by noninsurance entities, or financial guarantee contracts that are derivative instruments within the scope of FAS 133. Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
requirements about the risk-management activities of the insurance enterprise that are effective for the first quarter beginning after the Statement was issued (May 23, 2008). Except for those disclosures, early application is prohibited. This standard has no impact on our consolidated financial statements.
There were no other new accounting pronouncements issued during the first nine months of 2008 that had a material impact on our financial position, operating results or disclosures.
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
The following tables summarize the operations by major operating segment for the three months and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating revenues:
Managed Care:
Premiums earned, net	$387,052	330,366	$1,119,602	965,909
Administrative service fees	4,449	3,908	12,082	11,034
Intersegment premiums /service fees	1,587	1,309	4,897	4,717
Net investment income	5,879	4,848	17,556	14,338

Total managed care	398,967	340,431	1,154,137	995,998
Life Insurance:
Premiums earned, net	23,407	21,974	68,319	66,837
Intersegment premiums	91	92	276	264
Net investment income	4,156	3,695	12,147	11,054

Total life insurance	27,654	25,761	80,742	78,155
Property and Casualty Insurance:
Premiums earned, net	22,761	23,463	68,855	68,868
Intersegment premiums	152	154	458	462
Net investment income	2,910	2,566	8,933	7,645

Total property and casualty insurance	25,823	26,183	78,246	76,975
Other segments — intersegment service revenues *	11,705	10,683	33,978	32,325

Total business segments	464,149	403,058	1,347,103	1,183,453
TSM operating revenues from external sources	1,125	120	3,168	360
Elimination of intersegment premiums	(1,830)	(1,555)	(5,631)	(5,443)
Elimination of intersegment service fees	(11,705)	(10,683)	(33,978)	(32,325)

Consolidated operating revenues	$451,739	390,940	$1,310,662	1,146,045

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Operating income:
Managed care	$15,114	17,499	$34,416	39,396
Life insurance	2,906	2,605	8,611	8,260
Property and casualty insurance	2,884	1,508	7,252	6,494
Other segments *	31	509	319	787

Total business segments	20,935	22,121	50,598	54,937
TSM operating revenues from external sources	1,125	120	3,168	360
TSM unallocated operating expenses	(1,996)	(2,006)	(6,152)	(6,279)
Elimination of TSM intersegment charges	2,518	2,728	7,474	8,214

Consolidated operating income	22,582	22,963	55,088	57,232
Consolidated net realized investment (loss) gains	(1,101)	1,183	(2,233)	6,163
Consolidated net unrealized gain (loss) on trading securities	(3,605)	588	(10,806)	(764)
Consolidated interest expense	(3,749)	(3,938)	(11,348)	(11,948)
Consolidated other income (expense), net	(1,147)	(525)	(1,308)	1,842

Consolidated income before taxes	$12,980	20,271	$29,393	52,525

Depreciation expense:
Managed care	$1,093	1,167	$3,085	2,925
Life insurance	172	193	521	532
Property and casualty insurance	366	377	1,105	1,114

Total business segments	1,631	1,737	4,711	4,571
TSM depreciation expense	216	281	708	842

Consolidated depreciation expense	$1,847	2,018	$5,419	5,413

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2008	2007

Assets:
Managed care	$694,321	762,422
Life insurance	445,439	430,807
Property and casualty insurance	334,799	375,415
Other segments *	11,452	11,255

Total business segments	1,486,011	1,579,899
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	80,495	82,980
Property and equipment, net	21,862	22,523
Other assets	3,118	2,280

	105,475	107,783
Elimination entries-intersegment receivables and others	(22,121)	(28,140)

Consolidated total assets	$1,569,365	1,659,542

Significant noncash items:
Net change in unrealized gain on securities available for sale:
Managed care	$(7,287)	2,928
Life insurance	(9,135)	3,253
Property and casualty insurance	(6,093)	3,085

Total business segments	(22,515)	9,266
Amount related to TSM	(1,695)	283

Consolidated net change in unrealized gain on securities available for sale	$(24,210)	9,549

Net change in liability for pension benefits:
Managed care	$439	2,838
Life	6	35
Property and casualty	53	275
Other segments*	141	844

Total business segments	639	3,992
Amount related to TSM	15	98

Consolidated net change in liability for pension benefits	$654	4,090

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2008 and December 31, 2007, were as follows:

September 30, 2008
		Gross	Gross
		unrealized	unrealized	Estimated fair
	Amortized cost	gains	losses	value

Trading securities:
Equity securities	$40,918	6,665	(5,070)	42,513

Securities available for sale:
Fixed maturities	916,697	6,541	(19,545)	903,693
Equity securities	79,621	3,826	(8,075)	75,372

	996,318	10,367	(27,620)	979,065

Securities held to maturity:
Fixed maturities	24,433	246	(93)	24,586

	$1,061,669	17,278	(32,783)	1,046,164

December 31, 2007
		Gross	Gross
		unrealized	unrealized	Estimated fair
	Amortized cost	gains	losses	value

Trading securities:
Equity securities	$54,757	15,170	(2,769)	67,158

Securities available for sale:
Fixed maturities	816,536	11,583	(4,490)	823,629
Equity securities	66,747	7,354	(3,051)	71,050

	883,283	18,937	(7,541)	894,679

Securities held to maturity:
Fixed maturities	43,691	227	(69)	43,849

	$981,731	34,334	(10,379)	1,005,686

Investment in securities at September 30, 2008 are mostly comprised of U.S. Treasury securities, obligations of government sponsored enterprises and obligations of U.S. government instrumentalities (54.6%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (11.9%), obligations of the government of Puerto Rico and its instrumentalities (11.8%) and obligations of U.S. states and municipalities and its instrumentalities (2.2%). The remaining 19.5% of the investment portfolio is mostly comprised of corporate bonds, equity securities, mutual funds and certain collateralized mortgage obligations.
The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the nine months ended September 30, 2008 and 2007, the Corporation recognized other-than-temporary impairments amounting to $3,940 and $356.
(5) Premiums and Other Receivables
Premiums and other receivables as of September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007

Premiums	$96,844	54,330
Self-funded group receivables	40,527	31,344
FEHBP	9,249	10,202
Agents balances	30,087	32,874
Accrued interest	10,847	8,363
Reinsurance recoverable	49,833	58,757
Other	26,857	22,323

	264,244	218,193

Less allowance for doubtful receivables:
Premiums	10,057	11,753
Other	3,625	4,172

	13,682	15,925

Total premiums and other receivables	$250,562	202,268

(6) Claim Liabilities
The activity in the total claim liabilities for the three months and nine months ended September 30, 2008 and 2007 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Claim liabilities at beginning of period	$359,495	344,816	$353,830	314,682
Reinsurance recoverable on claim liabilities	(39,604)	(50,003)	(54,834)	(32,066)

Net claim liabilities at beginning of period	319,891	294,813	298,996	282,616

Incurred claims and loss-adjustment expenses:
Current period insured events	360,013	311,925	1,068,339	931,605
Prior period insured events	2,592	(4,815)	(6,311)	(25,753)

Total	362,605	307,110	1,062,028	905,852

Payments of losses and loss-adjustment expenses:
Current period insured events	348,382	288,469	828,827	711,175
Prior period insured events	20,095	14,776	218,178	178,615

Total	368,477	303,245	1,047,005	889,790

Net claim liabilities at end of period	314,019	298,678	314,019	298,678
Reinsurance recoverable on claim liabilities	38,537	49,881	38,537	49,881

Claim liabilities at end of period	$352,556	348,559	$352,556	348,559

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
The amount of incurred claims and loss-adjustment expenses for prior period insured events for the three months ended September 30, 2008 is due primarily to higher than expected utilization trends. The credits in the incurred claims and loss-adjustment expenses for prior period insured events for the nine months ended September 30, 2008 and the three months and nine months ended September 30, 2007 is due primarily to better than expected utilization trends.
The claims incurred disclosed in this table exclude the change in the liability for future policy benefits, which amount to $2,980 and $2,923 during the three months ended September 30, 2008 and 2007, respectively and to $8,544 and $9,522 during the nine months ended September 30, 2008 and 2007, respectively.
(7) Fair Value Measurements
The Corporation adopted FAS 157 on January 1, 2008. Beginning on this date, assets recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by FAS 157, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
The following table summarizes fair value measurements by level at September 30, 2008 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Equity securities held for trading	$42,513	—	—	42,513
Securities available for sale:
Fixed maturity securities	—	902,126	1,567	903,693
Equity securities	41,240	34,132	—	75,372
Derivatives (reported within other assets in the consolidated balance sheets)	—	2,419	—	2,419

Total	$83,753	938,677	1,567	1,023,997

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2008 is as follows:

Fixed
Maturity
Securities
Available
for Sale

Beginning balance	$—
Total gains or losses:
Realized in earnings	—
Unrealized in other accumulated comprehensive income	—
Purchases and sales	—
Transfers in and/or out of Level 3	1,567

Ending balance	$1,567

During the three months and nine months ended September 30, 2008, certain debt securities were thinly traded due to issuer liquidity concerns. Consequently, broker quotes or other observable inputs were not always available and the fair value of these securities was estimated using internal estimates for inputs including, but not limited to, credit spreads, default rates and benchmark yields. An other-than-temporary impairment was recorded on these securities during the three months ended June 30, 2008.
For the three months and nine months ended September 30, 2008, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date.
(8) Share-Based Compensation
Share-based compensation expense recorded during the three months and nine months ended September 30, 2008 was $862 and $2,392, respectively. No share-based compensation expense was recorded during the three months and nine months ended September 30, 2007. On April 28, 2008 the Company granted 19,935 shares of restricted stock to non-employee directors pursuant to the 2007 Incentive Plan, all of which were outstanding as of September 30, 2008. Restricted stock was issued at the fair value of the stock on the grant date and vest in one year. The restriction period ends six months after each director ceases to be a member of the Board of Directors. No grants of stock options or performance awards were given during the three months and nine months ended September 30, 2008.
(9) Comprehensive Income (Loss)
The accumulated balances for each classification of other comprehensive income (loss) are as follows:

				Accumulated
	Unrealized	Liability for		other
	gain (loss) on	pension	Cash flow	comprehensive
	securities	benefits	hedges	income (loss)

Balance at January 1	$9,554	(15,652)	56	(6,042)
Net current period change	(24,210)	654	(56)	(23,612)

Balance at September 30	$(14,656)	(14,998)	—	(29,654)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
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
(11) Pension Plan
The components of net periodic benefit cost for the three months and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Components of net periodic benefit cost:
Service cost	$1,385	1,254	$4,210	4,194
Interest cost	1,429	1,195	4,345	3,916
Expected return on assets	(1,317)	(1,034)	(4,003)	(3,395)
Prior service cost (credit)	(118)	14	(358)	44
Actuarial loss	468	501	1,423	1,526

Net periodic benefit cost	$1,847	1,930	$5,617	6,285

Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2007 that it expected to contribute $5,000 to its pension program in 2008. As of September 30, 2008, the Corporation contributed $4,000 to the pension program. The Corporation currently anticipates contributing an additional $1,000 to fund its pension program in 2008.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
(12) Net Income Available to Stockholders and Basic Net Income per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator for earnings per share:
Net income available to stockholders	$9,471	15,490	$22,810	40,800

Denominator for basic earnings per share:
Weighted average of common shares	32,142,809	26,772,000	32,142,809	26,741,333
Effect of dilutive securities	50,998	—	42,396	—

Denominator for diluted earnings per share	32,193,807	26,772,000	32,185,205	26,741,333

Basic net income per share	$0.29	0.58	$0.71	1.53
Diluted net income per share	$0.29	0.58	$0.71	1.53

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
September 30, 2008
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
On August 18, 2008, the Court held a status conference to discuss the status of the case and the results of the meeting among the attorneys the Court had previously ordered. The purpose of the court-ordered meeting was to develop a work plan to bring the case to an expedient and economic resolution. On the August 18 hearing, the attorneys informed the Court that they had reached an agreement to try to simplify the case. Based on the agreement, the Triple-S defendants would send a letter to the plaintiffs’ counsel explaining the reasons why they should dismiss the majority of the allegations of the SAC, based on the terms and conditions of the agreement reached to in the Thomas Litigation. The Court agreed with this proposal, and granted all the defendants until September 19, 2008 to send such letter expressing all the arguments that justify the dismissal of the SAC. The Triple-S defendants complied and sent their letter, and so did the Officer defendants. The plaintiffs had until October 20, 2008 to react to the letters. The plaintiffs’ lawyers have moved the Court for additional time to analyze the letters. Meanwhile, the defendants do not have to answer the complaint.
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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
The class action complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to doctors so that they are not paid in a timely manner for the covered medically necessary services they render. TSI, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited an arbitration right and the applicability of the McCarran Ferguson Act.
The parties were ordered to engage in mediation by the U.S. District Court for the Southern District of Florida, and twenty four plans, including TSI, actively participated in the mediation efforts. The mediation resulted in the creation of a Settlement Agreement that was filed with the Court on April 27, 2007. The Corporation recorded an accrual for the estimated settlement, which is included within accounts payable and accrued liabilities in the accompanying unaudited consolidated financial statements. On April 19, 2008, the Court issued the final order approving the settlement. However, certain physicians who were unable to either prevent the final approval of the settlement or modify the terms of the agreement, appealed before the Court of Appeals for the Eleventh Circuit. The appeals were lodged from late July to early August, 2008. The clerk has yet to notify the briefing schedule.
Lens Litigation
On October 23, 2007, Ivonne Houellemont, Ivonne M. Lens and Antonio A. Lens, heirs of Dr. Antonio Lens-Aresti, a former shareholder of TSI, filed a suit against TSI in the Court of First Instance for San Juan, Superior Section. The plaintiffs are seeking the return of 16 shares (prior to giving effect to the 3,000-for-one stock split) that were redeemed in 1996, a year after the death of Dr. Lens-Aresti, or compensation in the amount of $40,000 per share which they allege is a share’s present value, alleging that they were fraudulently induced to submit the shares for redemption in 1996. At the time of Dr. Lens-Aresti’s death, the bylaws of TSI would not have permitted the plaintiffs to inherit Dr. Lens-Aresti’s shares, as those bylaws provided that in the event of a shareholder’s death, shares could be redeemed at the price originally paid for them or could be transferred only to an heir who was either a doctor or dentist. The plaintiffs’ complaint also states that they purport to represent as a class all heirs of the TSI’s former shareholders whose shares were redeemed upon such shareholders’ deaths. On October 31, 2007, the Corporation filed a motion to dismiss the claims as barred by the applicable statute of limitations. On December 21, 2007, the plaintiffs filed an opposition to our motion to dismiss, alleging that the two year statute of limitations is not applicable to the redemption of the stock by the Corporation that took place in 1996. On March 3, 2008, the Corporation filed a reply to plaintiffs’ opposition to the motion to dismiss. In its reply, the Corporation renews its motion to dismiss and further argued that plaintiffs’ argument is wrong because the statute of limitations has expired, pursuant to the two year term provided under the Uniform Security Act of Puerto Rico for cases of this nature. Management believes that the statute of limitations has expired and expects to prevail in this litigation. An argumentative hearing will be held during November 2008 in which the court will listen to both sides before resolving the motion to dismiss.
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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
Acevedo Litigation
On March 27, 2008, the heirs of the estates of physicians Juan Acevedo, Rafael Angel Blanco-Pagán and Francisco Casalduc-Roselló, each a former shareholder of TSI’s predecessor, filed a suit against the Corporation and TSI in the Puerto Rico Court of First Instance for Mayagüez, Superior Section. The heirs of each of the estates of Dr. Acevedo, Dr. Blanco-Pagán and Dr. Casalduc-Roselló are seeking the return of a total of 38 shares (prior to giving effect to the 3,000-for-one stock split) of the Corporation, as alleged successor to TSI, the payment of dividends in connection with such shares, and the Corporation’s recognition of each heir’s status as a shareholder of the Corporation. Each of the estates claims that they were fraudulently induced to tender the shares for redemption. Based on the opinion of counsel, management believes that the statute of limitations has expired and expects to prevail in this litigation, as the redemption took place more than four years ago. The Court granted TSI’s motion Requesting Change of Venue thereby transferring the case to San Juan and discovery will soon begin.
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
On May 27, 2008, TSI submitted a motion to the Court of Appeals requesting the Court to take notice of a recent decision of the Puerto Rico Supreme Court that addresses administrative law issues involving other parties and which confirms TSI’s position that the rulings issued by the Puerto Rico tax authorities may not be revoked on a retroactive basis. On June 30, 2008 the Court of Appeals confirmed the summary judgment issued by the Court of First Instance in both property tax cases. The opinion of the Court of Appeals was notified to the parties on July 17, 2008 and TSI submitted a motion for reconsideration on July 31, 2008. The filing of the motion for reconsideration interrupted the period of time that TSI has to submit a certiorari petition to the Puerto Rico Supreme Court.
On August 15, 2008, the Court of Appeals denied TSI’s motion for reconsideration and the denial was notified on August 28, 2008. On September 29, 2008, TSI timely filed a certiorari petition with the Puerto Rico Supreme Court and as of the date hereof, the Puerto Rico Rico Supreme Court has not issued any response to TSI’s certiorari petition.
Management believes that these municipal tax assessments are improper and currently expects to prevail in this litigation.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2008
(Dollar amounts in thousands, except per share data)
(Unaudited)
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting our financial condition and results of operations for the three months and nine months ended September 30, 2008. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2007.
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
Overview
We are the largest managed care company in Puerto Rico in terms of membership and have over 45 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the Commercial, Commonwealth of Puerto Rico Health Reform (the Reform) and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (PDP)) markets. In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. The Reform is a government of Puerto Rico-funded managed care program for the medically indigent, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico, serve approximately one million members across all regions of Puerto Rico and hold a leading market position covering approximately 25% of the population. For the nine months ended September 30, 2008, our managed care segment represented approximately 89.3% of our total consolidated premiums earned, net and approximately 62.4% of our operating income. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 13% (in terms of premiums written) as of December 31, 2007. Our property and casualty segment had a market share of approximately 9% (in terms of direct premiums) as of December 31, 2007.
We participate in the managed care market through our subsidiary, Triple-S, Inc. (TSI). Our managed care subsidiary is a Blue Cross and Blue Shield Association (BCBSA) licensee, which provides us with exclusive use of the Blue Shield brand in Puerto Rico.
We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (TSV) and in the property and casualty insurance market through our subsidiary, Seguros Triple-S, Inc. (STS), which represented approximately 5.5% each, of our consolidated premiums earned, net for the nine months ended September 30, 2008 and 15.8% and 13.3%, respectively, of our operating income for that period.
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
Recent Developments
Healthcare Reform Contracts
All of the Reform contracts expired on June 30, 2008, except the contract for the Metro-North region. In August 2008, TSI completed the renegotiation of its two existing contracts for an additional twenty-month period beginning July 1, 2008. Premium rate increases under both contracts average 10%.
Effective November 1, 2008 TSI will commence as the carrier of the Metro-North region for a one year period. The contract for the Metro-North region is under an Administrative Services Only (ASO) agreement. On an ASO agreement TSI would not generate premiums but instead administrative service fees. The Metro-North region is expected to have approximately 175,000 members.
Legislative and Regulatory Initiatives
On August 8, 2008, the Governor of the Commonwealth of Puerto Rico signed into law Act No. 203, which grants health service providers the right, within certain parameters, to jointly negotiate their fees and other terms and conditions of their services, with insurance companies and third party administrators. The Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance) is responsible for supervising these negotiations. The law also creates a Medical Plan and Insurance Tariff Review Board, with the authority to regulate, supervise and approve premiums charged by providers, health service organizations and medical plans. On October 22, 2008, the Commissioner of Insurance issued, for public comment, draft regulations implementing Act No. 203. While this new law could adversely affect us, at this time we cannot predict either an expected implementation date or the extent of its impact.
Recent Accounting Standards
For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of September 30,
	2008	2007

Managed care enrollment:
Commercial [1]	588,073	576,600
Reform	340,710	352,722
Medicare	73,893	48,291

Total	1,002,676	977,613

Managed care enrollment by funding arrangement:
Fully-insured	826,127	816,068
Self-insured	176,549	161,545

Total	1,002,676	977,613

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
Consolidated Operating Results
The following table sets forth the Corporation’s consolidated operating results. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2008	2007	2008	2007

Revenues:
Premiums earned, net	$433.2	375.8	$1,256.8	1,101.6
Administrative service fees	4.5	3.9	12.1	11.0
Net investment income	14.1	11.2	41.8	33.4

Total operating revenues	451.8	390.9	1,310.7	1,146.0
Net realized investment (loss) gains	(1.1)	1.2	(2.2)	6.2
Net unrealized investment (loss) gain on trading securities	(3.6)	0.6	(10.8)	(0.8)
Other income (expense), net	(1.1)	(0.5)	(1.3)	1.8

Total revenues	446.0	392.2	1,296.4	1,153.2

Benefits and expenses:
Claims incurred	365.6	310.0	1,070.6	915.4
Operating expenses	63.6	58.0	185.0	173.4

Total operating expenses	429.2	368.0	1,255.6	1,088.8
Interest expense	3.8	3.9	11.4	11.9

Total benefits and expenses	433.0	371.9	1,267.0	1,100.7

Income before taxes	13.0	20.3	29.4	52.5
Income tax expense	3.5	4.8	6.6	11.7

Net income	$9.5	15.5	$22.8	40.8

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Operating Revenues
Consolidated premiums earned, net and administrative service fees increased by $58.0 million, or 15.3%, to $437.7 million during the three months ended September 30, 2008 compared to the three months ended September

30, 2007. The increase was primarily due to an increase in the premiums earned, net in our managed care segment, principally due to an increased volume in the Medicare business.
Consolidated net investment income increased by $2.9 million, or 25.9%, to $14.1 million during the three months ended September 30, 2008. This increase is attributed to a higher yield in 2008 as well as to a higher balance of invested assets.
Net Realized Investment Losses
Consolidated net realized investment losses of $1.1 million during the three months ended September 30, 2008 are the result of other-than-temporary impairments related to fixed income securities amounting to $1.6 million. The other-than-temporary impairments were offset in part by $0.5 million of net realized gains from the sale of fixed income and equity securities.
Net Unrealized Loss on Trading Securities and Other Income (Expense), Net
The combined balance of our consolidated net unrealized loss on trading securities and other income (expense), net increased by $4.8 million, to $4.7 million during the three months ended September 30, 2008. The increase is principally due to an increase in the unrealized loss on trading securities and a decrease in the fair value of the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes amounting to $1.5 million; both decreases are due to market fluctuations. The unrealized loss experienced on trading securities represents a decrease of 7.6% in the market value of the portfolio, which is lower than the decrease experienced by the Standard and Poor’s 500 Index of 8.9%. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
Consolidated claims incurred during the three months ended September 30, 2008 increased by $55.6 million, or 17.9%, to $365.6 million when compared to the claims incurred during the three months ended September 30, 2007. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment and utilization trends. The consolidated loss ratio increased by 1.9 percentage points to 84.4%, primarily due to the fact there were higher utilization trends in the managed care segment for the period, particularly in the Medicare business.
Operating Expenses
Consolidated operating expenses during the three months ended September 30, 2008 increased by $5.6 million, or 9.7%, to $63.6 million as compared to the operating expenses during the three months ended September 30, 2007. This increase is primarily attributed to a higher volume of business, particularly in the Medicare business of our managed care segment. The consolidated operating expense ratio decreased by 0.8 percentage point, to 14.5% during the 2008 period mainly due to the aforementioned increase in volume.
Income Tax Expense
The decrease in income tax expense during the three months ended September 30, 2008 is primarily the result of the lower taxable income during the period. The consolidated effective income tax rate increased by 3.3 percentage points, to 26.9%, during the three months ended September 30, 2008, primarily due to a reduction in the effective tax rate used by our managed care segment in the 2007 period.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Operating Revenues
Consolidated premiums earned, net and administrative service fees increased by $156.3 million, or 13.9%, to $1,268.9 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The increase was primarily due to an increase in the premiums earned, net in our managed care segment, principally due to a higher volume in the Medicare business and the increases in premium rates.

Consolidated net investment income increased by $8.4 million, or 25.1%, to $41.8 million during the nine months ended September 30, 2008. This increase is attributed to a higher yield in 2008 as well as to a higher balance of invested assets.
Net Realized Investment Losses
Consolidated net realized investment losses of $2.2 million during the nine months ended September 30, 2008 are primarily the result of other-than-temporary impairments related to fixed income securities amounting to $3.9 million. The other-than-temporary impairments were offset in part by $1.7 million of net realized gains from the sale of fixed income and equity securities.
Net Unrealized Loss on Trading Securities and Other Income (Expense), Net
The combined balance of our consolidated net unrealized loss on trading securities and other income (expense), net increased by $13.1 million, to $12.1 million during the nine months ended September 30, 2008. The increase is principally due to a decrease in the unrealized gain on trading securities and a decrease in the fair value of the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes amounting to $3.9 million; both decreases are due to market fluctuations. The unrealized loss experienced on trading securities represents a decrease of 18.8% in the market value of the portfolio, which is lower than the decrease experienced by the Standard and Poor’s 500 Index of 20.6%. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
Consolidated claims incurred during the nine months ended September 30, 2008 increased by $155.2 million, or 17.0%, to $1,070.6 million when compared to the claims incurred during the nine months ended September 30, 2007. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment and utilization trends. The consolidated loss ratio increased by 2.1 percentage points to 85.2%, primarily due to higher utilization trends in the managed care segment for the period, particularly in the Medicare business.
Operating Expenses
Consolidated operating expenses during the nine months ended September 30, 2008 increased by $11.6 million, or 6.7%, to $185.0 million as compared to the operating expenses during the 2007 period. This increase is primarily attributed to a higher volume of business, particularly in the Medicare business of our managed care segment. The consolidated operating expense ratio decreased by 1.0 percentage points, to 14.6% during the 2008 period mainly due to the aforementioned increase in volume.
Income Tax Expense
The decrease in income tax expense during the nine months ended September 30, 2008 is primarily the result of the lower income before tax during the period. The consolidated income tax rate during the nine months ended September 31, 2008 remained consistent with the effective tax rate for the 2007 period.

Managed Care Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2008	2007	2008	2007

Operating revenues:
Medical premiums earned, net:
Commercial	$184.4	177.8	$546.1	538.7
Reform	90.4	85.4	252.3	243.8
Medicare	113.1	67.9	323.6	185.7

Medical premiums earned, net	387.9	331.1	1,122.0	968.2
Administrative service fees	5.2	4.5	14.5	13.5
Net investment income	5.9	4.8	17.6	14.3

Total operating revenues	399.0	340.4	1,154.1	996.0

Medical operating costs:
Medical claims incurred	343.8	287.6	1,002.8	848.9
Medical operating expenses	40.1	35.3	116.9	107.7

Total medical operating costs	383.9	322.9	1,119.7	956.6

Medical operating income	$15.1	17.5	$34.4	39.4

Additional data:

Member months enrollment:
Commercial:
Fully-insured	1,234,011	1,242,254	3,698,285	3,743,350
Self-funded	527,145	483,459	1,522,524	1,447,287

Total commercial member months	1,761,156	1,725,713	5,220,809	5,190,637
Reform	1,024,093	1,066,016	3,089,384	3,199,546
Medicare	221,412	142,831	627,769	407,675

Total member months	3,006,661	2,934,560	8,937,962	8,797,858

Medical loss ratio	88.6%	86.9%	89.4%	87.7%

Operating expense ratio	10.2%	10.5%	10.3%	11.0%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Medical Operating Revenues
Medical premiums earned for the three months ended September 30, 2008 increased by $56.8 million, or 17.2%, to $387.9 million when compared to the medical premiums earned during the three months ended September 30, 2007. This increase is principally the result of the following:
•	Medical premiums generated by the Medicare business increased during the three months ended September 30, 2008 by $45.2 million, or 66.6%, to $113.1 million, primarily due to an increase in member months enrollment of 78,581, or 55.0% and a change in the mix of products and premium rates. The increase in member months is the net result of an increase of 80,690, or 74.1%, in the membership of our Medicare Advantage products and a decrease of 2,109, or 6.2%, in the membership of our PDP product.

•	Medical premiums earned of the Commercial business increased by $6.6 million, or 3.7%, to $184.4 million during the three months ended September 30, 2008. This fluctuation is the net result of an increase in the average premium rates of corporate accounts of 5.0% and a decrease in fully-insured member months enrollment of 8,243, or 0.7%.

•	Medical premiums earned in the Reform business increased by $5.0 million, or 5.9%, to $90.4 million during the 2008 period. This fluctuation is primarily due to the effect in the 2008 period of the premium rate increase effective on July 1, 2008 of approximately 10% and a decrease in member months enrollment of 41,923, or 3.9%, when compared to the same period last year.
Medical Claims Incurred
Medical claims incurred during the three months ended September 30, 2008 increased by $56.2 million, or 19.5%, to $343.8 million when compared to the three months ended September 30, 2007. The medical loss ratio (MLR) of the segment increased 1.7 percentage points during the 2008 period, to 88.6%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Medicare business increased by $45.9 millions during the 2008 period primarily due to the increase in member months by 78,581 and a higher MLR. The higher MLR by 10.0 percentage points is in part due to the effect of prior period reserve developments. Excluding the effect of prior period reserve developments in the 2007 and 2008 periods, the MLR increased by 6.7 percentage points, primarily as the result of higher utilization of services and mix of business for the period when compared to the three months ended September 30, 2007. The increase in utilization of services is primarily the result of higher utilization in outpatient visits and drug benefits for the dual eligibles product. The higher MLR is also the result of a change in enrollment mix between dual and non-dual eligible members within the business. Member months during the three months ended September 30, 2008 has a higher concentration of dual eligible members than the same period of the prior year. Dual eligible members have higher utilization and MLR than non-dual eligible members.

•	The medical claims incurred of the Commercial business increased by $10.0 million during the 2008 period and its MLR increased by 2.3 percentage points during the three months ended September 30, 2008. The higher MLR is primarily the effect of prior period reserve developments. Excluding the effect of prior period reserve developments in the 2007 and 2008 periods, the MLR decreased by 1.8 percentage points, primarily as the result of lower utilization trends in drug and medical claims.

•	The medical claims incurred of the Reform business increased by $0.3 million during the 2008 period and its MLR decreased by 4.8 percentage points during the three months ended September 30, 2008. The lower MLR is primarily the result of prior period reserve developments. Excluding the effect of prior period reserve developments in the 2007 and 2008 periods the MLR of this business decreased by 3.2 percentage points, which results from the increase in premium rates effective on July 1, 2008.
Medical Operating Expenses
Medical operating expenses for the three months ended September 30, 2008 increased by $4.8 million, or 13.6%, to $40.1 million when compared to the three months ended September 30, 2007. This increase is primarily attributed to the higher volume of business of the segment, particularly in the Medicare business. The segment’s operating expense ratio decreased by 0.3 percentage points during the three months ended September 30, 2008, to 10.2%
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Medical Operating Revenues
Medical premiums earned for the nine months ended September 30, 2008 increased by $153.8 million, or 15.9%, to $1,122.0 million when compared to the medical premiums earned during the nine months ended September 30, 2007. This increase is principally the result of the following:
•	Medical premiums generated by the Medicare business increased by $137.9 million, or 74.3%, to $323.6 million, primarily due to an increase in member months enrollment of 220,094, or 54.0% and a change in the mix of products. The increase in member months is the net result of an increase of 226,616, or 74.6%, in the membership of our Medicare Advantage products and a decrease of 6,522, or 6.3%, in the membership of our PDP product.

•	Medical premiums earned of the Reform business increased by $8.5 million, or 3.5%, to $252.3 million during the 2008 period. This fluctuation is primarily due to the increases in premium rates effective on July 1, 2008 and during 2007, partially offset by a decrease in member months enrollment in the Reform business of 110,162, or 3.4%.

•	Medical premiums generated by the Commercial business increased by $7.4 million, or 1.4%, to $546.1 million during the nine months ended September 30, 2008. This fluctuation is primarily the net result of an increase in the average premium rates of corporate accounts of 4.4% offset in part by a decrease in fully-insured member months enrollment of 45,065 or 1.2%.
Medical Claims Incurred
Medical claims incurred during the nine months ended September 30, 2008 increased by $153.9 million, or 18.1%, to $1,002.8 million when compared to the nine months ended September 30, 2007. The MLR of the segment increased 1.7 percentage points during the 2008 period, to 89.4%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Medicare business increased by $138.0 million during the 2008 period mainly as the result of the increase in member months and a higher MLR by 14.7 percentage points. The higher MLR is in part due to the effect of prior period reserve developments and to higher utilization trends. Excluding the effect of prior period reserve developments in the 2007 and 2008 periods, the MLR increased by 9.7 percentage. The increase in utilization trends is primarily the result of higher utilization in outpatient visits and drug benefits for the dual eligibles product. The higher MLR is also the result of a change in enrollment mix between dual and non-dual eligible members within the business. Member months during the nine months ended September 30, 2008 has a higher concentration of dual eligible members than the same period of the prior year. Dual eligible members have higher utilization and MLR than non-dual eligible members.

•	The medical claims incurred of the Reform business increased by $14.3 million during the 2008 period and its MLR increased by 2.7 percentage points during the nine months ended September 30, 2008. The higher MLR is primarily the effect of the retroactive premium rate increase received by this business during June 2007 amounting to $2.8 million and prior period reserve developments. Considering this retroactive premium rate increase and excluding the effect prior period reserve developments in the 2007 and 2008 periods, the MLR actually decreased by 1.6 percentage points during the 2008 period.

•	The medical claims incurred of the Commercial business decreased by $14.0 million during the 2008 period and its MLR decreased by 3.8 percentage points during the nine months ended September 30, 2008. The lower MLR is primarily the result of the re-pricing or termination of less profitable groups, cost containment initiatives and lower utilization trends in drugs and medical services.
Medical Operating Expenses
Medical operating expenses for the nine months ended September 30, 2008 increased by $9.2 million, or 8.5%, to $116.9 million when compared to the nine months ended September 30, 2007. This increase is primarily attributed to the higher volume of the segment, particularly in the Medicare business. The segment’s operating expense ratio decreased by 0.7 percentage points during the nine months ended September 30, 2008, to 10.3%.

Life Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2008	2007	2008	2007

Operating revenues:
Premiums earned, net:
Premiums earned	$25.2	24.1	$74.0	73.5
Premiums earned ceded	(1.8)	(2.1)	(5.6)	(6.6)

Net premiums earned	23.4	22.0	68.4	66.9
Commission income on reinsuarance	0.1	0.1	0.2	0.2

Premiums earned, net	23.5	22.1	68.6	67.1
Net investment income	4.2	3.7	12.1	11.1

Total operating revenues	27.7	25.8	80.7	78.2

Operating costs:
Policy benefits and claims incurred	12.0	11.1	35.2	34.4
Underwriting and other expenses	12.7	12.1	36.8	35.5

Total operating costs	24.7	23.2	72.0	69.9

Operating income	$3.0	2.6	$8.7	8.3

Additional data:
Loss ratio	51.1%	50.2%	51.3%	51.3%
Operating expense ratio	54.0%	54.8%	53.6%	52.9%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Operating Revenues
Premiums earned, net for the segment increased by $1.4 million, or 6.3%, to $23.5 million during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, primarily the result of higher sales in the Cancer and Home Service lines of business during the period.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the three months ended September 30, 2008 increased by $0.9 million, or 8.1%, to $12.0 million during the three months ended September 30, 2008. This increase is primarily the result of higher volume of business and increased claim frequency in the Disability line of business. This resulted in an increase in the loss ratio of 0.9 percentage points.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $0.6 million, or 5.0%, to $12.7 million during the three months ended September 30, 2008 primarily as a result of higher net commissions attributed to new business. The segment’s operating expense ratio decreased by 0.8 percentage points during the three months ended September 30, 2008, from 54.8% in 2007 to 54.0% in 2008.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Operating Revenues
Premiums earned, net for the segment increased by $1.5 million, or 2.2%, to $68.6 million during the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007. The increase in premiums earned, net was driven by an increase of $1.6 million and $0.8 million in the Cancer and Home Service lines of business, offset in part by a decrease of $1.6 million in the premiums earned of the Disability business. This higher premiums earned in the Cancer business is primarily the result of new sales generated during the period.

Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the nine months ended September 30, 2008 increased by $0.8 million, or 2.3%, to $35.2 million. This increase is the result of a $1.8 million increase in claims incurred, offset in part by a reduction in actuarial reserves of $1.0 million. The increase in claims incurred is the result of the high level of business and a higher claims experience in the Group Disability line of business, which presented an increase of $1.3 million, and higher policy surrender benefits by $0.5 million. The loss ratio was 51.3% in both periods.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $1.3 million, or 3.7% to $36.8 million during the nine months ended September 30, 2008 primarily as a result of higher level of business and net acquisition costs. The segment’s operating expense ratio increased by 0.7 percentage points during the nine months ended September 30, 2008, from 52.9% in 2007 to 53.6% in 2008.
Property and Casualty Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2008	2007	2008	2007

Operating revenues:
Premiums earned, net:
Premiums written	$39.5	39.1	115.6	117.3
Premiums ceded	(17.8)	(17.0)	(51.7)	(50.3)
Change in unearned premiums	1.2	1.5	5.4	2.3

Premiums earned, net	22.9	23.6	69.3	69.3
Net investment income	2.9	2.5	8.9	7.6

Total operating revenues	25.8	26.1	78.2	76.9

Operating costs:
Claims incurred	9.8	11.4	32.5	32.1
Underwriting and other expenses	13.1	13.3	38.4	38.4

Total operating costs	22.9	24.7	70.9	70.5

Operating income	$2.9	1.4	7.3	6.4

Additional data:
Loss ratio	42.8%	48.3%	46.9%	46.3%
Operating expense ratio	57.2%	56.4%	55.4%	55.4%
Combined ratio	100.0%	104.7%	102.3%	101.7%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
Operating Revenues
Total premiums written during the three months ended September 30, 2008 increased by $0.4 million, or 1.0%, to $39.5 million. This fluctuation is primarily due to an increase in premiums written from the Commercial Multi-Peril and Dwelling insurance products of $2.2 million and $0.7 million, respectively, partially offset by decreases in the premiums written from the Auto Physical Damage and Commercial Auto Liability of $1.6 million and $1.5 million, respectively. The commercial business is under soft market conditions and the auto insurance business has been affected by lower economic activity in sales and auto loan originations.
Premiums ceded to reinsurers during the three months ended September 30, 2008 increased by $0.8 million, or 4.7% to $17.8 million during the third quarter of 2008. The ratio of premiums ceded to premiums written increased by 1.6 percentage points, from 43.5% in 2007 to 45.1% in 2008, due to the mix of business written in the 2008 quarter.
The change in unearned premiums presented a decrease of $0.3 million when compared to prior period as the result of the higher volume of business during the 2008 period.

Claims Incurred
Claims incurred during the three months ended September 30, 2008 decreased by $1.6 million, or 14.0%, to $9.8 million. The loss ratio decreased by 5.5 percentage points, to 42.8% during the three months ended September 30, 2008. This fluctuation is mainly due to a favorable change in the loss experience, primarily reflected in the Commercial Multi-Peril line of business.
Underwriting and Other Expenses
Underwriting and other operating expenses for the three months ended September 30, 2008 decreased by $0.2 million, or 1.5%, to $13.1 million. This decrease is primarily due to a decrease in net commission expense resulting from lower net premiums earned. The operating expense ratio increased by 0.8 percentage points during the same period, to 57.2% in 2008 due to the decrease in premiums earned.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
Operating Revenues
Total premiums written during the nine months ended September 30, 2008 decreased by $1.7 million, or 1.4%, to $115.6 million when compared to the nine months period ended September 30, 2007. This fluctuation is mostly due to the decrease in the premiums written for the Auto Physical Damage and Commercial Auto Liability lines of business amounting to $4.5 million. These decreases were partially offset by an increase in the premiums written for the Dwelling and Commercial Multi-Peril insurance products by $3.7 million. The commercial business is under soft market conditions and the auto insurance business has been affected by lower economic activity in sales and auto loan originations.
Premiums ceded to reinsurers increased by approximately $1.4 million, or 2.8% to $51.7 million during the nine months ended September 30, 2008. The ratio of premiums ceded to premiums written increased by 1.8 percentage points, from 42.9% in 2007 to 44.7% in 2008, primarily as a result of the mix of business.
Change in unearned premiums present an increase of $3.1 million when compared to prior year is the result of the segment’s lower level of business in the 2008 quarter.
Claims Incurred
Claims incurred during the nine months ended September 30, 2008 increased by $0.4 million, or 1.2%, to $32.5 million. The loss ratio increased by 0.6 percentage points, to 46.9% during the nine months ended September 30, 2008, primarily as a result of a higher loss experience in the Commercial Multi-Peril line of business.
Underwriting and Other Expenses
Underwriting and other operating expenses for the nine months ended September 30, 2008 remained similar when compared with the prior period. The operating expense ratio was 55.4% in the 2008 and 2007 periods.

Liquidity and Capital Resources
Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended
	September 30,
(Dollar amounts in millions)	2008	2007

Sources of cash:
Net proceeds from short-term borrowings	$31.8	—
Proceeds from policyholder deposits	7.1	5.1
Cash provided by operating activities	—	51.5
Other	18.1	17.4

Total sources of cash	57.0	74.0

Uses of cash:
Cash used in operating activities	(19.9)	—
Net purchases of investment securities	(214.7)	(33.3)
Capital expenditures	(12.1)	(6.3)
Dividends	—	(2.4)
Payments of long-term borrowings	(1.2)	(11.7)
Surrenders of policyholder deposits	(5.8)	(5.6)
Other	—	(0.3)

Total uses of cash	(253.7)	(59.6)

Net (decrease) increase in cash and cash equivalents	$(196.7)	14.4

Cash flows from operating activities decreased by $71.4 million for the nine months ended September 30, 2008, principally due to the effect of increases in claims paid and in cash paid to suppliers and employees amounting to $165.0 million and $14.3 million, respectively, offset in part by an increase in premiums collected of $99.8 million. These fluctuations are primarily the result of the higher volume and increased utilization trends in our managed care segment, particularly in the Medicare business. The increase in premiums collected would have been higher when considering the $22.8 million of managed care premiums collected in December 2007 but corresponding to January 2008. In addition, as of September 30, 2008 the managed care segment experienced a significant increase in the premiums receivable amounting to $43.8 million, mostly from the government of Puerto Rico and its instrumentalities. A significant amount of these balances has been collected by the managed care segment subsequent to September 30, 2008.
In the 2008 period the proceeds from short-term borrowings exceeded payments of short-term borrowings by $31.8 million. Short-term borrowings are used to address timing differences between cash receipts and disbursements from operations as well as to take advantage of some investment opportunities.
The increase in the other sources of cash of $0.7 million is attributed to a higher balance in outstanding checks over bank balances in the 2008 period, which as of December 31, 2007 were presented within cash and cash equivalents and within accounts payable and accrued liabilities.
Net acquisitions of investment securities increased by $181.4 million during the nine months ended September 30, 2008, principally as the result of acquisitions of available for sale securities mainly in our managed care segment and the effect of purchases of investments with trade date in December 2007 and a settlement date in January 2008, amounting to $117.5 million.
Capital expenditures increased by $5.8 million as a result of the capitalization of costs related to the new systems initiative in our managed care segment.
The net proceeds from policyholder deposits increased by $2.0 million during the nine months ended September 30, 2008 primarily due to the receipt of deposits during the period.

We repaid upon its maturity on August 1, 2007 the outstanding balance of $10.5 million of one of our secured term loans.
In March 2007, we declared and paid dividends to our stockholders amounting to $2.4 million.
Financing and Financing Capacity
We have several short-term facilities available to meet our liquidity needs. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of September 30, 2008, we had $111.0 million of available credit under these facilities. There were $31.8 million outstanding short-term borrowings under these facilities as of September 30, 2008.
As of September 30, 2008, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).

•	On September 30, 2004, we issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes).
The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain covenants. At September 30, 2008, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
In addition, as of September 30, 2008 we are a party to a secured term loan with a commercial bank, FirstBank Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million. As of September 30, 2008, this secured loan had an outstanding balance of $24.7 million and average annual interest rates of 4.0%.
This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of September 30, 2008, we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loan’s outstanding balance.
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
Item 4. Controls and Procedures
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008. There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.
Changes in Internal Controls Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 4. Submissions of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibits	Description

3(i)(a)	Amended and Restated Articles of Incorporation, incorporated herein by reference to Exhibit 3(i)(d) to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865).

3(i)(b)	Amendment to Article Tenth of the Amended and Restated Articles of Incorporation of Triple-S Management Corporation, incorporated herein by reference to Exhibit 3(i)(b) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33865).

3(i)(c)	Articles of Incorporation of Triple-S Management Corporation, as currently in effect, incorporated herein by reference to Exhibit 3(i)(c) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33865).

10.1*	Agreement between the Puerto Rico Health Insurance Administration and Triple-S, Inc. for the provision of health insurance coverage to eligible population in the North and South-West regions.

10.2	Extension to the agreement between the Puerto Rico Health Insurance Administration and Triple-S, Inc. for the provision of health insurance coverage to eligible population in the North and South-West regions, incorporated by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (File No. 001-33865).

11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and nine months ended September 30, 2008 and 2007 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

12	Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months and nine months ended September 30, 2008 and 2007 has been omitted as the detail necessary to determine the computation of the loss ratio, operating expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

Exhibits	Description

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.
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

Triple-S Management Corporation Registrant
Date: October 30, 2008	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and Chief Executive Officer

Date: October 30, 2008	By:	/s/ Juan J. Román
Juan J. Román, CPA
Vice President of Finance and Chief Financial Officer