Form 10-K/A
period 2007-12-31
TRIPLE-S MANAGEMENT CORP
filed 2008-11-20
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to

COMMISSION FILE NUMBER 001-33865
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

Explanatory Note
Triple-S Management Corporation is filing this Amendment No. 1 on Form 10-K/A for the purpose of amending the contractual obligations disclosure in Item 7 and Item 9A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the U.S. Securities and Exchange Commission (the SEC) on March 13, 2008 (the Original Filing).
Except for the Items listed above, this Amendment does not amend, modify or update the Original Filing in any respect. Information included in this Amendment is stated as of December 31, 2007 and does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our Original Filing made with the SEC.

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

Consolidated Operating Results
The following table sets forth our consolidated operating results for the years ended December 31, 2007, 2006 and 2005. The 2006 historical results of operations of GA Life (now TSV) are included in the following table for the period following January 31, 2006, the effective date of the acquisition. The 2005 comparable basis information is presented to provide a more meaningful comparison of the 2006 and 2005 periods, see “Significant Transactions — Consolidated” included in this Item.

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
The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, and excludes an estimate of the future cash outflows related to the following liabilities:
•	Unearned premiums — This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow. As of December 31, 2007, we had $132.6 million in unearned premiums.

•	Policyholder deposits — The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain. There are currently no significant policyholder deposits in paying status. As of December 31, 2007, our policyholder deposits had a carrying amount of $45.9 million.

•	Other long-term liabilities — Due to the indeterminate nature of their cash outflows, $59.4 million of other long-term liabilities are not reflected in the following table, including $29.2 million of liability for the pension benefits and $21.3 million in liabilities to the Federal Employees Health Benefit Plan.

		Contractual obligations by year
(Dollar amounts in millions)	Total	2008	2009	2010	2011	2012	Thereafter

Long-term borrowings (1)	$302.9	12.6	12.6	12.5	12.4	12.2	240.6
Operating leases	13.3	5.3	3.7	2.2	1.2	0.5	0.4
Purchase obligations (2)	235.5	235.2	0.1	0.1	0.1	—	—
Claim liabilities (3)	353.8	228.7	69.5	16.9	11.0	8.6	19.1
Estimated obligation for future policy benefits (4)	945.4	66.2	57.9	54.7	52.2	49.8	664.6

	$1,850.9	548.0	143.8	86.4	76.9	71.1	924.7

(1)	As of December 31, 2007, our long-term borrowings consist of our managed care subsidiary’s 6.3% senior unsecured notes payable (which are unconditionally guaranteed as to payment of principal, premium, if any, and interest by us), our 6.6% senior unsecured notes payable, our 6.7% senior unsecured notes payable, and a loan payable to a commercial bank. Total contractual obligations for long-term borrowings include the current maturities of long term debt. For the 6.3%, 6.6% and 6.7% senior unsecured notes, scheduled interest payments were included in the total contractual obligations for long-term borrowings until the maturity dates of the notes in 2019, 2020, and 2021, respectively. We may redeem the notes starting five years after issuance; however no redemption is considered in this schedule. The interest payments related to our loan payable were estimated using the interest rate applicable as of December 31, 2007. The actual amount of interest payments of the loans payable will differ from the amount included in this schedule due to the loans’ variable interest rate structure. See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.

(2)	Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction. Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above. Estimated pension plan contributions amounting to $5.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.

(3)	Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses. This amount does not include an estimate of claims to be incurred subsequent to December 31, 2007. The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future. Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $54.8 million of reserves had been ceded at December 31, 2007.

(4)	Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy. We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns. The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type. All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2007, and are gross of any reinsurance recoverable. The $945.4 million total estimated cash flows for all years in the table is different from the liability of future policy benefits of $194.1 million included in our audited consolidated financial statements principally due to the time value of money. Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.
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

Guarantee Associations
To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared to be insolvent. These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged. During 2006 and 2005, we paid assessments in connection with insurance companies declared insolvent in the amount of $1.0 million each year. During the year ended December 31, 2007, no assessment or payment was made in connection with insurance companies declared insolvent. It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.
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
As described above, completion factors and claims trend factors can have a significant impact on determination of our claim liabilities. The following example provides the estimated impact on our December 31, 2007 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:
(Dollar amounts in millions)

Completion Factor[1]		Claims Trend Factor[2]
(Decrease) Increase		(Decrease) Increase
	In unpaid claim	In claims trend	In unpaid claim
In completion factor	liabilities	factor	liabilities

(0.6)%	$8.7	(0.6)%	$6.3
(0.4)%	5.8	(0.4)%	4.2
(0.2)%	2.9	(0.2)%	2.0
0.2%	(2.9)	0.2%	(2.0)
0.4%	(5.8)	0.4%	(4.5)
0.6%	(8.6)	0.6%	(6.3)

[1]	Assumes (decrease) increase in the completion factors for the most recent twelve months.

[2]	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.

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
Item 9A. Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures; as such term is defined under Exchange Act Rule 13a-15(e). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting.
No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
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
Triple-S Management Corporation
Registrant

By:	/s/ Ramón M. Ruiz-Comas	Date: November 20, 2008
Ramón M. Ruiz-Comas
President and Chief Executive Officer

By:	/s/ Juan J. Román	Date: November 20, 2008

Juan J. Román
Vice President of Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez, MD	Date: November 20, 2008
Luis A. Clavell-Rodríguez, MD
Director and Chairman of the Board

By:	/s/ Vicente J. León-Irizarry, CPA	Date: November 20, 2008

Vicente J. León-Irizarry, CPA
Director and Vice-Chairman of the Board

By:	/s/ Jesús R. Sánchez-Colón, DMD	Date: November 20, 2008

Jesús R. Sánchez-Colón, DMD
Director and Secretary of the Board

By:	/s/ Valeriano Alicea-Cruz, MD	Date: November 20, 2008

Valeriano Alicea-Cruz, MD
Director

By:	/s/ Mr. José Arturo Álvarez-Gallardo	Date: November 20, 2008

Mr. José Arturo Álvarez-Gallardo
Director

By:	/s/ Ms. Carmen Ana Culpeper-Ramírez	Date: November 20, 2008

Ms. Carmen Ana Culpeper-Ramírez
Director

By:	/s/ Porfirio E. Díaz-Torres, MD	Date: November 20, 2008

Porfirio E. Díaz-Torres, MD
Director

By:	/s/ Mr. Antonio F. Faría-Soto	Date: November 20, 2008

Mr. Antonio F. Faría-Soto
Director

By:	/s/ Manuel Figueroa-Collazo, PE, Ph.D.	Date: November 20, 2008

Manuel Figueroa-Collazo, PE, Ph.D.
Director

By:	/s/ Jorge L. Fuentes-Benejam, PE	Date: November 20, 2008

Jorge L. Fuentes-Benejam, PE
Director

By:	/s/ José Hawayek-Alemañy, MD	Date: November 20, 2008

José Hawayek-Alemañy, MD
Director

By:	/s/ Jaime Morgan-Stubbe, Esq.	Date: November 20, 2008

Jaime Morgan-Stubbe, Esq.
Director

By:	/s/ Roberto Muñoz-Zayas, MD	Date: November 20, 2008

Roberto Muñoz-Zayas, MD Director

By:	/s/ Juan E. Rodríguez-Díaz, Esq.	Date: November 20, 2008

Juan E. Rodríguez-Díaz, Esq.
Director

By:	/s/ Adamina Soto-Martínez, CPA	Date: November 20, 2008

Adamina Soto-Martínez, CPA
Director