Form 10-K
period 2008-12-31
TRIPLE-S MANAGEMENT CORP
filed 2009-03-18
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
☐ YES ☑ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ YES ☑ NO
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
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
☐ YES ☑ NO
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) as of June 30, 2008 was approximately $263,095,550 for the Class B common stock (the only one that trade in the public market) and $15,928,809 for the Class A common stock (value at par value of $1.00 since it is not a publicly traded stock).
As of February 28, 2009, the registrant had 9,042,809 of its Class A common stock outstanding and 21,069,773 of is Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 26, 2009 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Triple-S Management Corporation
FORM 10-K
For The Fiscal Year Ended December 31, 2008

Part I
Item 1. Business.
General Description of Business and Recent Developments
Triple-S Management Corporation (“Triple-S”, “TSM”, the “Company”, the “Corporation”, “we”, “us” or “our”) is the largest managed care company in Puerto Rico, serving approximately one million members across all regions, and holds a leading market position covering approximately 30% of the population. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico and 50 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the commercial, Medicare and Puerto Rico Health Reform (similar to Medicaid) (the Reform) markets.
We serve a full range of customer segments, from corporate accounts, federal and local government employees and individuals to Medicare recipients and Reform enrollees, with a wide range of managed care products. We market our managed care products through both an extensive network of independent agents and brokers located throughout Puerto Rico as well as an internal salaried sales force.
We also offer complementary products and services, including life insurance, accident and disability insurance and property and casualty insurance. We are a leading provider of life insurance policies in Puerto Rico.
A substantial amount of the premiums generated by our insurance subsidiaries are from customers within Puerto Rico. In addition, all of our long-lived assets, other than financial instruments, including the deferred policy acquisition costs and value of business acquired and the deferred tax assets, are located within Puerto Rico.
On December 4, 2008, we announced the signing of a non-binding letter of intent to acquire certain managed care assets of La Cruz Azul de Puerto Rico, Inc. In addition, we have requested the Blue Cross Blue Shield Association (BCBSA) to transfer to us and our managed care subsidiary the licensing rights to the Blue Cross brand in Puerto Rico and the Blue Cross Blue Shield brands in the U.S. Virgin Islands. The terms of the proposed acquisition are not yet finalized and are subject to change. The completion of the transaction is subject to a number of customary conditions including final due diligence, approvals from the Insurance Commissioner of Puerto Rico and the BCBSA, and the negotiation of definitive documentation. The Company intends to fund the acquisition with cash and expects to complete the acquisition by the second quarter of 2009.
On December 8, 2008, we announced the conversion of seven million issued and outstanding Class A shares into Class B shares effective immediately, in conjunction with the expiration of the lockup agreements signed by holders of Class A shares at the time of the Company’s initial public offering. We also announced the immediate commencement of our $40 million share repurchase program, which will use available cash and was authorized by the Board of Directors in late October 2008. The share repurchase program will be conducted through open-market purchases and privately-negotiated transactions of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
Effective February 16, 2009, Triple-S, Inc. (TSI), a manage care organization and Seguros Triple-S, Inc. (STS) , which is engaged in the underwriting of property and casualty insurance policies, change their name to Triple-S Salud, Inc. and Triple-S Propiedad, Inc., respectively.
In this Annual Report on Form 10-K, references to “shares” or “common stock” refer collectively to our Class A and Class B common stock, unless the context indicates otherwise. All share and per share amounts in this Annual Report on Form 10-K have been restated to reflect the 3,000-for-one common stock split effected by us on May 1, 2007.

Industry Overview
Managed Care
In response to an increasing focus on health care costs by employers, the government and consumers, there has been a growth in alternatives to traditional indemnity health insurance, such as Health Maintenance Organizations (HMOs) and Preferred Provider Organizations (PPOs). Through the introduction of these alternatives the managed care industry attempted to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care to plan members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of certain outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system. In addition, providers may have incentives to achieve certain quality measures or may share medical cost risk. Members or their employers generally pay co-payments, coinsurance and deductibles when enrollees receive services. While the distinctions between the various types of plans have lessened over recent years, PPO products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization. An HMO plan may also require members to select one of the network primary care physicians to coordinate their care and approve any specialist or other services. The federal government provides hospital and medical insurance benefits to eligible persons aged 65 and over as well as to certain other qualified persons through the Medicare program, including the Medicare Advantage program. The federal government also offers prescription drug benefits to Medicare eligibles, both as part of the Medicare Advantage program and on a stand-alone basis, pursuant to Medicare Part D (also referred to as PDP stand-alone product). In addition, the government of the Commonwealth of Puerto Rico (the government of Puerto Rico) provides managed care coverage to the medically indigent population of Puerto Rico through the Reform program.
Recently, economic factors and greater consumer awareness have resulted in the increasing popularity of products that offer larger; more extensive networks, more member choice related to coverage, physicians and hospitals; greater access to preventive care and wellness programs; and a desire for greater flexibility for customers to assume larger deductibles and co-payments in return for lower premiums. We believe we are well-positioned to respond to these market preferences due to the breadth and flexibility of our product offering and size of our provider networks.
The BCBSA had 39 independent licensees as of December 31, 2008. We are licensed by BCBSA to use the “Blue Shield” name and mark in Puerto Rico. Most of the BCBSA licensees (known as BCBS plans or Member Plans) have the right to use the “Blue Shield” and “Blue Cross” names and marks in their designated geographic territories. We are not licensed to use the “Blue Cross” name and mark in Puerto Rico. La Cruz Azul de Puerto Rico has the right to use the “Blue Cross” mark in Puerto Rico. However, in December 2008, as part of our pending transaction with La Cruz Azul de Puerto Rico, Inc. we have asked the BCBSA to transfer to us and our managed care subsidiary the license for the “Blue Cross” name and mark in Puerto Rico, as well as the rights to use the “Blue Shield” and “Blue Cross” names and marks in the U.S. Virgin Islands. The number of members enrolled in Blue Cross Blue Shield (BCBS) plans has been steadily increasing, from 65.2 million in 1994 to 101.9 million at December 31, 2008, which represents 33.3% of the U.S. population. The BCBS plans work cooperatively in a number of ways that create significant market advantages, especially when competing for very large, multi-state employer groups. For example, all BCBS plans participate in the BlueCard program, which effectively creates a national “Blue” network. Each plan is able to take advantage of other BCBS plans’ broad provider networks and negotiated provider reimbursement rates where a member covered by a policy in one state or territory lives or travels outside of the state or territory in which the policy under which he or she is covered is written. The BlueCard program is a source of revenue for providing member services in Puerto Rico for individuals who are customers of other BCBS plans and at the same time provide us a significant network in the U.S. BlueCard also provides a significant competitive advantage to us because Puerto Ricans frequently travel to the continental United States.

Life Insurance
Total annual premiums in Puerto Rico in 2007 for the life insurance market approximate $925 million. The main products in the market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities. The main distribution channels are through independent agents. In recent years banks have established general agencies to cross sell many life products, such as term life and credit life.
Property and Casualty Insurance Segment
The total property and casualty market in Puerto Rico in terms of gross premiums written for 2007 was approximately $2.2 billion. Property and casualty insurance companies compete for the same accounts through aggressive pricing, more favorable policy terms and better quality of services. The main lines of business in Puerto Rico are personal and commercial auto, commercial multi peril, fire and allied lines and other general liabilities. Approximately 64% of the market is written by the top six companies in terms of market share, and approximately 82% of the market is written by companies incorporated under the laws of, and which operate principally in, Puerto Rico.
It is estimated that the Puerto Rican property and casualty insurance market has between $80 billion and $90 billion of insured value, while the industry has capital and surplus of approximately $1.5 billion. As a result, the market is highly dependent on reinsurance and some local carriers have diversified their operations outside Puerto Rico.
Puerto Rico’s Economy
The economy of Puerto Rico is closely linked to that of the mainland United States, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies and results of the United States. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. During the fiscal year ended June 30, 2008, approximately 75% of Puerto Rico’s exports went to the United States mainland, which was also the source of approximately 52% of Puerto Rico’s imports. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years economic growth in Puerto Rico has lagged behind growth in the United States.
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
Preliminary figures for fiscal year 2008 show that gross national product increased from $58.6 billion (in current dollars) for fiscal 2007 to $60.8 billion (in current dollars) for fiscal 2008. Real gross national product, however, is projected to decline by 3.4% for fiscal year 2009. Personal income, both aggregate and per capita, has increased consistently each fiscal year from 1985 to 2008. In fiscal year 2008, aggregate personal income was $56.2 billion and personal income per capita was $14.2. Average total employment decreased from 1,263,000 in fiscal 2007 to 1,218,000 for fiscal 2008. The average unemployment rate increased from 10.4% in fiscal 2007 to 11.0% in fiscal 2008.
Future growth in the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the United States dollar, the level of interest rates and changes to existing tax incentive legislation. The major factors affecting the economy at this point are, among others, the high oil prices, the slowdown of economic activity in the U.S., the continuing economic uncertainty generated by the fiscal crisis affecting the government of Puerto Rico and the effects on economic activity of the implementation of a new sales tax that entered into effect on November 14, 2006. See “Item 1A — Risk Factors—Risks Relating to Our Business—The geographic concentration of our business in Puerto Rico may subject us to economic downturns in the region”.
On March 12, 2009, the Government of Puerto Rico approved various temporary revenue raising measures, including a modification to the alternative minimum tax on corporations to limit deductions for expenses incurred outside Puerto Rico and a 5% surcharge on corporations, including insurance companies. These modifications and additional taxes will apply for tax years beginning after December 31, 2008 and before January 1, 2012.

Products and Services
Managed Care
We offer a broad range of managed care products, including HMOs, PPOs, Medicare Supplement, Medicare Advantage and Medicare Part D. Managed care products represented 89.2%, 87.7% and 88.6% of our consolidated premiums earned, net for the years ended December 31, 2008, 2007 and 2006. We design our products to meet the needs and objectives of a wide range of customers, including employers, individuals and government entities. Our customers either contract with us to assume underwriting risk or self-funded underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services. Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members’ access to providers is subject to referral or preauthorization requirements.
Managed care generally refers to a method of integrating the financing and delivery of health care within a system that manages the cost, accessibility and quality of care. Managed care products can be further differentiated by the types of provider networks offered, the ability to use providers outside such networks and the scope of the medical management and quality assurance programs. Our members receive medical care from our networks of providers in exchange for premiums paid by the individuals or their employers (or a government entity in case of the Medicare Advantage or Reform plan) and, in some instances, a cost-sharing payment between the employer and the member. We reimburse network providers according to pre-established fee arrangements and other contractual agreements.
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
BlueCard. For our members who purchase our PPO and some of our Medicare Advantage products, we offer the BlueCard program. The BlueCard program offers these members in-network benefits through the networks of the other BCBS plans in the United States and certain U.S. territories. In addition, the BlueCard worldwide program provides our PPO members with coverage for medical assistance worldwide. We believe that the national and international coverage provided through this program allows us to compete effectively with large national insurers.
Medicare Supplement. We offer Medicare Supplement products, which provide supplemental coverage for many of the medical expenses that the Medicare Parts A and B programs does not cover, such as deductibles, coinsurance and specified losses that exceed the Federal program’s maximum benefits.
Prescription Drug Benefit Plans. Every Medicare beneficiary must be given the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government. We are required to offer a Medicare Part D prescription drug plan to our enrollees in every area in which we operate. We offer prescription drug benefits under Medicare Part D in our Medicare Advantage plans as well as on a stand-alone basis. We also offer a Drug Discount Card for local government employees and individuals. As of December 31, 2008, we had enrolled approximately 22,000 members in the Drug

Discount Card program. We plan to continue extending the program to members in group plans without drug coverage during 2009.
Government Services. We servd as fiscal intermediary for the Medicare Part B program in Puerto Rico and the U.S. Virgin Islands, for which we received reimbursement of all direct costs and allocated overhead expenses, based on an approved budget by the Centers for Medicare and Medicare Services (CMS) of the U.S. Department of Health and Human Services (HHS), until February 28, 2009. On September 12, 2008, CMS announced that First Coast Service Options (FCSO), a non-affiliated third party organization based in Jacksonville, Florida, was awarded the Medicare Administrative Contract (MAC) for Jurisdiction 9 (Florida, Puerto Rico and the U.S. Virgin Islands). FCSO selected TSI as a subcontractor in MAC Jurisdiction 9 to perform certain provider customer service functions, among others, in Puerto Rico, effective March 1, 2009. See “Regulation — Fiscal Intermediary” included in this Item.
Administrative Services Only. In addition to our fully insured plans, we also offer our PPO products on a self-funded or ASO basis, under which we provide claims processing and other administrative services to employers. Employers choosing to purchase our products on an ASO basis fund their own claims but their employees are able to access our provider network at our negotiated discounted rates. We administer the payment of claims to the providers but we do not bear any insurance risk in connection with claims costs because we are reimbursed in full by the employer. For certain self-funded plans, we provide stop loss insurance pursuant to which we assume some of the medical risk for a premium. The administrative fee charged to self-funded groups is generally based on the size of the group and the scope of services provided.
Life Insurance
We offer a wide variety of life, accident and health and annuity products to all markets in Puerto Rico through our subsidiary Triple-S Vida, Inc. (TSV). Among these are group life and individual life insurance products. Life insurance premiums represented 5.5%, 6.0% and 5.7% of our consolidated premiums earned, net for the years ended December 31, 2008, 2007 and 2006. TSV markets in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer and dreaded diseases, credit and pre-need life products are marketed through independent agents. We are the principal company in Puerto Rico that offers guaranteed issue, funeral and cancer policies directly to people in their homes in the lower and middle income market segments. We also market our group life coverage through our managed care subsidiary’s network of exclusive agents.
Property and Casualty Insurance
We offer a wide range of property and casualty insurance products through our subsidiary Seguros Triple-S, Inc. (STS). Property and casualty insurance premiums represented 5.5%, 6.5% and 5.9% of our consolidated premiums earned, net for the years ended December 31, 2008, 2007 and 2006. Our predominant lines of business are commercial multi-peril, commercial property mono-line, auto physical damage, auto liability and dwelling policies. The segment’s commercial lines target small to medium size accounts. We generate a majority of our dwelling business through our strong relationships with financial institutions. During the year ended December 31, 2008, we generated our premiums in the property and casualty insurance segment primarily from the following lines of business:

Percentage of Total Segment
Revenues for the Year Ended
Line of Business	December 31, 2008
Commercial multi-peril	45%
Auto	22
Dwelling and commercial property mono-line	19
Other	14
Due to our geographical location, property and casualty insurance operations in Puerto Rico are subject to natural catastrophic activity, in particular hurricanes and earthquakes. As a result, local insurers, including us, rely on the international reinsurance market. The property and casualty insurance market is affected by the cost of reinsurance, which varies with the catastrophic experience. After 2005, the cost of reinsurance reported increases due to the severe catastrophic losses occurred in that year. Because there were fewer severe catastrophic events in 2006 and 2007 reinsurance rates were lower in 2008. It is expected that 2009 will have a slight increase in reinsurance rates due to recent catastrophic events and investment losses reported by reinsurers.
We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe. Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound. Over 90% of our reinsurers have an A.M. Best rating of “A-” or better, or an equivalent rating from other rating agencies. During the year ended December 31, 2008, 42.9% of the premiums written in the property and casualty insurance segment were ceded to reinsurers. Although these reinsurance arrangements do not relieve us of our direct obligations to our insureds, we believe that the risk of our reinsurers not paying balances due to us is low.
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
Life Insurance Segment. In our life insurance segment, we offer our insurance products through our own network of brokers and independent agents, as well as group life insurance coverage through our managed care network of agents. We place a majority of our premiums (57% during the years ended December 31, 2008 and 2007) through direct selling to customers in their homes. TSV employs over 525 full-time active agents and managers and utilized approximately 600 independent agents and brokers. We pay commissions on a monthly basis based on premiums paid. In addition, TSV has over 200 agents that are licensed to sell certain of our managed care products.

Property and Casualty Insurance Segment. In our property and casualty insurance segment, business is exclusively subscribed through 18 general agencies, including our insurance agency, Triple-S Insurance Agency, Inc. (formerly known as Signature Insurance Agency, Inc. (SIA)), where business is placed by independent insurance agents and brokers. SIA placed approximately 45% of our property and casualty insurance subsidiary, STS, total premium volume during the year ended December 31, 2008. During the each of the years ended December 31, 2007 and 2006, SIA placed approximately 52% of our subsidiary’s total premium volume. The general agencies contracted by our property and casualty insurance subsidiary remit premiums net of their respective commission.
Customers
Managed Care
We offer our products in the managed care segment to three distinct market sectors in Puerto Rico. The following table sets forth enrollment information with respect to each sector at December 31, 2008:

	Enrollment at	Percentage of
Market Sector	December 31, 2008	Total Enrollment
Commercial	592,723	49.6%
Reform	527,447	44.1
Medicare Advantage	75,280	6.3

Total	1,195,450	100.0%

Commercial Sector
The commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare Supplement.
Corporate Accounts. Corporate accounts consist of small (2 to 50 employees) and large employers (over 50 employees). Employer groups may choose various funding options ranging from fully insured to self-funded financial arrangements or a combination of both. While self-funded clients participate in our managed care networks, the clients bear the claims risk, except to the extent that such self-funded clients maintain stop loss coverage.
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
Reform Sector
In 1994, the government of Puerto Rico privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population. The government divided Puerto Rico into geographical areas and by December 31, 2001, the Reform had been fully implemented in each of these areas. Each of the eight geographical areas is awarded to a managed care company doing business in Puerto Rico through a competitive bid process. As of December 31, 2008, the Reform provided healthcare coverage to over 1.5 million people. Mental health and drug abuse benefits are currently offered to Reform beneficiaries by behavioral healthcare companies and are therefore not part of the benefits covered by us.
The Reform program is similar to the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state. The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.
The government of Puerto Rico has adopted several measures to control the increase of Reform expenditures, which represented approximately 5.3% of total government expenditures during its fiscal year ended June 30, 2008, including closer and continuous scrutiny of participants’ (members’) eligibility, decreasing the number of areas in order to take advantage of economies of scale and establishing disease management programs. In addition, the government of Puerto Rico began a pilot project in 2003 within one of the eight geographical areas under which it contracted services on an ASO basis with an Independent Practice Associations (IPA), instead of contracting on a fully insured basis. This project was subsequently extended to the Metro-North region, which was served by us under a fully-insured model until October 31, 2006. This region was awarded to us again on an ASO basis for a one year period beginning November 1, 2008. The two other regions that we currently serve remain with the fully-insured model; however, there can be no assurance that the government will not implement ASO programs in these regions in the future. If a similar ASO plan is adopted in any areas served by us during the contract period, we would not generate premiums in the Reform business but instead we would collect administrative service fees. On the other hand, the government has expressed its intention to evaluate different alternatives of providing health services to Reform beneficiaries.
The government of Puerto Rico has also implemented a plan to allow dual-eligibles enrolled in the Reform to move from the Reform program to a Medicare Advantage plan under which the government, rather than the insured, will assume all of the premiums for additional benefits not included in Medicare Advantage programs, such as the deductibles and co-payments of prescription drug benefits.
We provide managed care services to Reform members in the North and Southwest regions on a fully-insured basis and in the Metro-North region on an ASO basis. We have participated in the Reform program since 1995. The premium rates for each Reform contract are negotiated annually. If the contract renewal process is not completed by a contract’s expiration date, the contract may be extended by the government, upon acceptance by us, for any subsequent period of time if deemed to be in the best interests of the beneficiaries and the government. The terms of a contract, including premiums, can be renegotiated if the term of the contract is extended. Each contract is subject to termination in the event of non-compliance by the insurance company not corrected or cured to the satisfaction of the government entity overseeing the Reform, or in the event that the government determines that there is an insufficiency of funds to finance the Reform. For additional information please see “Item 1A—Risk Factors — We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business”.
Medicare Advantage Sector
Medicare is a federal program administered by CMS that provides a variety of hospital and medical insurance benefits to eligible persons aged 65 and over as well as to certain other qualified persons. Medicare, with the approval of the Medicare Modernization Act, started promoting a managed care organizations (MCO) sponsored Medicare product that offers benefits similar or better than the traditional Medicare product, but where the risk is assumed by the MCOs. This program is called Medicare Advantage. We entered into the Medicare Advantage market in 2005 and have contracts with CMS to provide extended Medicare coverage to Medicare beneficiaries under our Medicare Optimo, Medicare Selecto and Medicare Platino policies. Under these annual contracts, CMS pays us a set premium rate based on membership that is adjusted for demographic factors and health status. In addition, for certain of our Medicare Advantage products the member will also pay an additional premium for additional benefits.
Every Medicare beneficiary must be given the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government. We are required to offer a Medicare Part D prescription drug plan to our enrollees in every area in which we operate. We offer prescription drug benefits under Medicare Part D through our Medicare Advantage plans as well as on a stand-alone basis. Our stand-alone prescription drug plan, called FarmaMed, was launched in 2006.
Life Insurance
Our life and health insurance customers consist primarily of individuals, who hold approximately 370,000 policies, and we insure approximately 1,600 groups.
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
We have been able to maintain relatively high retention rates in the corporate accounts sector of our managed care business and since 2003 have maintained our overall market share. The retention rate in our corporate accounts, which is the percentage of existing business retained in the renewal process, has been over 90% in each of the last four years.
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
Property and Casualty Insurance
The property and casualty insurance sector has experienced soft market conditions in Puerto Rico in recent periods, principally as a result of the deregulation of commercial property rates since 2001. Lower reinsurance costs in 2006 and 2007 have also contributed to soft market conditions. Notwithstanding these conditions, our property and casualty segment has maintained its leadership position in the property insurance sector by following prudent underwriting and pricing practices.
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
Quality Initiatives and Medical Management
We utilize a broad range of focused traditional cost containment and advanced care management processes across various product lines. We continue to enhance our management strategies, which seek to control claims costs while striving to fulfill the needs of highly informed and demanding managed care consumers. One of these strategies is the reinforcement of population and case management programs, which empower consumers by educating them and engaging them in actively maintaining or improving their own health. Early identification of patients and inter-program referrals are the focus of these programs, which allow us to provide integrated service to our customers based on their specific conditions. The population management programs include programs which target asthma, congestive heart failure, hypertension and a prenatal program which focuses on preventing prenatal complications and promoting adequate nutrition. A medication therapy management program aimed at plan members who are identified as having a potential for high drug usage was also developed. In addition, we have had a contract with McKesson Health Solutions (McKesson) since 1998 pursuant to which they provide to us a 24-hour telephone-based triage program and health information services for all our sectors. McKesson also provides utilization management services for the Reform and Medicare sectors. We intend to expand to the Commercial sector the programs not currently offered in that sector. Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as an employee assistance program and the promotion of evidence-based protocols and patient safety programs among our providers. We also employ registered nurses and social workers to manage individual cases and coordinate healthcare services. We have implemented a hospital concurrent review program, the goal of which is to monitor the appropriateness of high admission rate diagnoses and unnecessary stays. These services and programs include pre-certification and concurrent review hospital discharge services for acute patients, as well as early referral of potential candidates for the population and case management programs.
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
We have designed a comprehensive Quality Improvement Program (QIP). This program is designed with a strong emphasis on continuous improvement of clinical and service indicators, such as Health Employment

Data Information Set (HEDIS) and Consumer Assessment of Healthcare Providers and Systems (CAHPS) measures. Our QIP also includes a Physician Incentive Program (PIP) and a Hospital Quality Incentive Program (HQIP), which are directed to support corporate quality initiatives, utilizing clinical and benchmark criteria developed by governmental agencies and professional organizations. The PIP encourages the participation of members on chronic care improvement programs and the achievement of specific clinical outcomes. The HQIP, a pilot of which began in 2008, encourages participating hospitals to achieve national benchmarks regarding fives core measures of CMS.
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
In addition, we have selected Quality Care Solutions, Inc. to assess and implement new core business applications for our managed care segment. We completed this assessment in the fourth quarter of 2007 and plan to convert our managed care system over time by line of business, with the first line of business expected to be converted in the first half of 2010. We expect the managed care conversion process to be completed by 2012 at a total cost of approximately $64.0 million.
These new core business applications are intended to provide functionality and flexibility to allow us to offer new services and products and facilitate the integration of future acquisitions. They are also designed to improve customer service, enhance claims processing and contain operational expenses.
Provider Arrangements
Approximately 99% of member services are provided through one of our contracted provider networks and the remaining back-up percentage of member services are provided by out-of-network providers. Our relationships with managed care providers, physicians, hospitals, other facilities and ancillary managed care providers are guided by standards established by applicable regulatory authorities for network development, reimbursement and contract methodologies. As of December 31, 2008, we had provider contracts with 4,530 primary care physicians, 3,100 specialists and 63 hospitals.
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
We promote the use of electronic claims billing to our providers. Approximately 90% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or the rate at which a claim is approved for payment after the first time it is processed by our system without human intervention, for physician claims has averaged 87% for the last two years.
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
Services are provided to our members through our network providers with whom we contract directly. Members seeking medical treatment outside of Puerto Rico are served by providers in these areas through the BlueCard program, which offers access to the provider networks of the other BCBS plans.
Subcontracting. We subcontract our triage call center, utilization management, mental and substance abuse health services for federal government employees and other large ASO accounts, and pharmacy benefits management services through contracts with third parties.
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
Competitors in the managed care segment include national and local managed care plans. We currently have approximately 1,200,000 members enrolled in our managed care segment at December 31, 2008,

representing approximately 30% of the population of Puerto Rico. Our market share in terms of premiums written in Puerto Rico was estimated at approximately 22% for the year ended December 31, 2007. We offer a variety of managed care products, and are the leader by market share in almost every sector, as measured by the share of premiums written. Our main competitors are Aveta Inc. (or MMM Healthcare) and Medical Card Systems Inc., and Humana Inc.
Life Insurance
We are one of the leading providers of life insurance products in Puerto Rico. In 2007, we were the second largest life insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 11%. In the life insurance segment we are the only life insurance company that distributes our products through home service. However, we face competition in each of our product lines. In the life insurance sector, excluding annuities, we were the largest company with a market share of approximately 16%, and our main competitors are Cooperativa de Seguros de Vida de Puerto Rico, Massachusetts Mutual, and Axa Equitable Life. In the cancer sector, we were the second largest company with a market share of approximately 17%, and our main competitors are AFLAC (sector leader), Trans-Oceanic Life Insurance Company and Universal Life Insurance Company.
Property & Casualty Insurance
The property and casualty insurance market in Puerto Rico is extremely competitive. In addition, soft market conditions have prevailed during last three years in Puerto Rico. In the local market, such conditions mostly affected commercial risks, precluding rate increases and even provoking lower premiums on both renewals and new business. Property and casualty insurance companies tend to compete for the same accounts through more favorable price and/or policy terms and better quality of services. We compete by reasonably pricing our products and providing efficient services to producers, agents and clients. We believe that our knowledgeable, experienced personnel are also an incentive for our customers to conduct business with us.
In 2007, we were the fifth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 8%. Our nearest competitors in the property and casualty insurance market in Puerto Rico in 2007 was American International Insurance Company of Puerto Rico. The market leaders in the property and casualty insurance market in Puerto Rico in 2006 were Universal Insurance Group, Cooperativa de Seguros Múltiples de Puerto Rico and MAPFRE Corporation.
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
Upon the occurrence of any event causing the termination of our license agreements, we would cease to have the right to use the Blue Shield name and mark in Puerto Rico. We also would no longer have access to the BCBSA networks of providers and BlueCard Program. We would expect to lose a significant portion of our membership if we lose these licenses. Loss of these licenses could significantly harm our ability to compete in our markets and could require payment of a significant fee to the BCBSA. Furthermore, if our licenses were terminated, the BCBSA would be free to issue a new license to use the Blue Shield name and marks in Puerto Rico to another entity, which would have a material adverse affect on our business, financial condition and results of operations. See “Item 1A—Risk Factors — The termination or modification of our license agreements to use the Blue Shield name and mark could have an adverse effect on our business, financial condition and results of operations”.
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
Each license requires an annual fee to be paid to the BCBSA. The fee is determined based on a per-contract charge from products using the Blue Shield name and mark. The annual BCBSA fee for the year 2009 is $1,340,489. During the years ended December 31, 2008 and 2007, we paid fees to the BCBSA in the amount of $1,079,172 and $921,636, respectively. The BCBSA is a national trade association of 39 Member Plans, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as to provide certain coordination among the Member Plans. Each Member Plan is an independent legal organization and is not responsible for obligations of other Blue Cross Blue Shield Association Member Plans. With a few limited exceptions, we have no right to market products and services using the Blue Shield names and marks outside our Blue Shield licensed territory.
We do not have the authority to use the Blue Cross name and mark in Puerto Rico. However, in December 2008, as part of our pending transaction with La Cruz Azul de Puerto Rico, Inc. we have asked the BCBSA to transfer to the Company and our managed care subsidiary the license for the Blue Cross name and mark in Puerto Rico, as well as the rights to use the Blue Shield and Blue Cross names and marks in the U.S. Virgin Islands.
BlueCard. Under the rules and license standards of the BCBSA, other Member Plans must make available their provider networks to members of the BlueCard Program in a manner and scope as consistent as possible to what such member would be entitled to in his or her home region. Specifically, the Host Plan (located where the member receives the service) must pass on discounts to BlueCard members from other Member Plans that are at least as great as the discounts that the providers give to the Host Plan’s local members. The BCBSA requires us to pay fees to any Host Plan whose providers submit claims for health care services rendered to our members who receive care in their service area. Similarly, we are paid fees for submitting claims and providing other services to members of other Member Plans who receive care in our service area.
Claim Liabilities
We are required to estimate the ultimate amount of claims which have not been reported, or which have been received but not yet adjudicated, during any accounting period. These estimates, referred to as claim liabilities, are recorded as liabilities on our balance sheet. We estimate claim reserves in accordance with

Actuarial Standards of Practice promulgated by the Actuarial Standards Board, the committee of the American Academy of Actuaries that establishes the professional guidelines and standards for actuaries to follow. A degree of judgment is involved in estimating reserves. We make assumptions regarding the propriety of using existing claims data as the basis for projecting future payments. For additional information regarding the calculation of claim liabilities, see “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates—Claim Liabilities”.
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
Investment decisions are centrally managed by investment professionals based on the guidelines established by management and approved by our Investment and financing Committee. Our internal investment group is comprised of the CFO, a Treasurer, an investment officer, and a treasury operations officer. The internal investment group uses an external investment consultant and manages our short-term investments, fixed income portfolio and equity securities of Puerto Rican corporations that are classified as available for sale. In addition, we use GE Asset Management and State Street Global Advisor as portfolio managers for our trading securities.
The board of directors monitors and approves investment policies and procedures. The investment portfolio is managed following those policies and procedures, and any exception must be reported to our board of directors.
For additional information on our investments, see “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Market Risk Exposure”.
Trademarks
We consider our trademarks of “Triple-S” and “SSS” to be very important and material to all segments in which we are engaged. In addition to these, other trademarks used by our subsidiaries that are considered important have been duly registered with the Department of State of Puerto Rico and the United States Patent and Trademark Office. It is our policy to register all our important and material trademarks in order to protect our rights under applicable corporate and intellectual property laws. In addition, we have the exclusive right to use the “Blue Shield” name and mark in Puerto Rico. See “—Blue Shield License”.
Regulation
The operations of our managed care business are subject to comprehensive and detailed regulation in Puerto Rico, as well as U.S. Federal regulation. Supervisory agencies include the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance), the Health Department of the Commonwealth of Puerto Rico and the Administration for Health Insurance of the Commonwealth of Puerto Rico (ASES, for its Spanish acronym), which administers the Reform Program for the Commonwealth of Puerto Rico. Federal regulatory agencies that oversee our operations include CMS, the Office of the Inspector General (OIG) of HHS, the Office of Civil Rights of HHS, the U.S. Department of Justice, and the Office of Personnel Management (OPM). These government agencies have the right to:
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
Our operations and accounts are subject to examination and audits at regular intervals by these agencies. In addition, the U.S Federal and local governments continue to consider and enact many legislative and regulatory proposals that have impacted, or would materially impact, various aspects of the health care system. Some of the more significant current issues that may affect our managed care business include:
•	initiatives to provide greater access to coverage for uninsured and under-insured populations;

•	initiatives to increase healthcare regulation, including enhanced efforts to expand the tort liability improve quality of health plans care;

•	Reform and Medicare reform legislation;

•	local government plans and initiatives;

•	Reform and Medicare reform legislation; and

•	increased government concerns regarding fraud and abuse.; and

•	initiatives to increase health care regulation, including efforts to expand the tort liability of health plans.
On February 26, 2009, President Obama announced his proposed budget for fiscal year 2010, which supports his comprehensive health care reform agenda. The Obama health care reform plan is expected to address increasing access to health care coverage, reducing the cost of care, and improving the quality of care rendered. The health care reform plan is expected to be financed in large part by reduced expenditures for the Medicare program. The proposed budget projects a minimum savings on health care expenditures of $316 billion by the Federal government over the next decade in the Medicare program, including $176 billon of which will be realized through reduced payments to Medicare Advantage plans as a result of changes in the competitive bidding process for Medicare Advantage contracts. In addition, President Obama’s proposed budget calls for premium increases for certain high-income Medicare beneficiaries. The U.S. Congress is continuing to develop legislative efforts directed toward patient protection, including proposed laws that could expose insurance companies to economic damages, and in some cases punitive damages, for making a determination denying benefits or for delaying members’ receipt of benefits as well as for other coverage determinations. Similar legislation has been proposed in Puerto Rico. Given the political process, it is not possible to determine whether any federal and/or local legislation or regulation will be enacted in 2009 or what form any such legislation might take. Other legislative or regulatory changes that may affect us are described below. While certain of these measures could adversely affect us, at this time we cannot predict the extent of this impact.
The Federal government and the government of Puerto Rico, including the Commissioner of Insurance, have adopted laws and regulations that govern our business activities in various ways. These laws and regulations may restrict how we conduct our business and may result in additional burdens and costs to us. Areas of governmental regulation include:

•	licensure;	•	transactions resulting in a change of control;
•	policy forms, including plan design and disclosures;	•	member rights and responsibilities;
•	premium rates and rating methodologies;	•	fraud and abuse;
•	underwriting rules and procedures;	•	sales and marketing activities;
•	benefit mandates;	•	quality assurance procedures;
•	eligibility requirements;	•	privacy of medical and other information and permitted disclosures;
•	security of electronically transmitted individually identifiable health information;	•	rates of payment to providers of care;
•	geographic service areas;	•	surcharges on payments to providers;
•	market conduct;	•	provider contract forms;
		•	delegation of financial risk and other financial

•	utilization review;		arrangements in rates paid to providers of care;
•	payment of claims, including timeliness and accuracy of payment;	•	agent licensing;
•	special rules in contracts to administer government programs;	•	financial condition (including reserves);
•	transactions with affiliated entities;	•	reinsurance;
•	limitations on the ability to pay dividends;	•	issuance of new shares of capital stock;
•	rates of payment to providers of care;	•	corporate governance; and
		•	permissible investments.
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
Managed Care Provider Services
Puerto Rico law requires that managed care providers cover and provide specific services to their subscribers. Such services include access to a provider network that guarantees emergency and specialized services. In addition, the Office of the Solicitor for the Beneficiaries of the Reform is authorized to review and supervise the operations of entities contracted by the Commonwealth of Puerto Rico to provide services under the Reform. The Solicitor may investigate and adjudicate claims filed by beneficiaries of the Reform against the various service providers contracted by the Commonwealth of Puerto Rico. See “Business—Customers—Medicare Supplement—Reform Sector” included in this Item for more information.
Capital and Reserve Requirements
In addition to the capital and reserve requirements set forth below, the Commissioner of Insurance requires our managed care subsidiary to maintain minimum capital of $1.0 million, our life insurance subsidiary to maintain minimum capital of $2.5 million and our property and casualty insurance subsidiary to maintain minimum capital of $3.0 million. During 2008, the Commissioner of Insurance approved the requirement to use the National Association of Insurance Commissioners’ (NAIC) RBC Model Act (the RBC Model Act) by all local insurers in determining minimum capital level. This requirement goes into effect in 2009. In addition, our managed care subsidiary is subject to the capital and surplus licensure requirements of the BCBSA.
The capital and surplus requirements of the BCBSA are based on the RBC Model Act. These capital and surplus requirements are intended to assess capital adequacy taking into account the risk characteristics of an insurer’s investments and products. The RBC Model Act set forth the formula for calculating the risk-based capital requirements, which are designed to take into account risks, insurance risks, interest rate risks and other relevant risks with respect to an individual insurance company’s business.
The RBC Model Act requires increasing degrees of regulatory oversight and intervention as an insurance company’s risk-based capital declines. The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its risk-based capital to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control, in rehabilitation or liquidation proceeding. The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital. The “company action level” is triggered if a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its risk-based capital. At the company action level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. A company whose total adjusted capital is between 250% and 200% of its risk-based capital is subject to a trend test. The trend test calculates the greater of any decrease in the margin (i.e., the amount in dollars by which a company’s adjusted capital exceeds it risk-based capital) between the current year and the prior year and between the current year and the average of the past three years, and assumes that the decrease could occur again in the coming year. If a similar decrease in margin in the coming year would result in a risk-based capital ratio of less than 190%, then company action level regulatory action will occur.
The “regulatory action level” is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital. At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. The “authorized control level” is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. The “mandatory control level” is triggered if a company’s total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority must place the company under its control.
We and our insurance subsidiaries currently meet and exceed the minimum capital requirements of the Commissioner of Insurance and the BCBSA, as applicable. Regulation of financial reserves for insurance companies and their holding companies is a frequent topic of legislative and regulatory scrutiny and proposals for change. It is possible that the method of measuring the adequacy of our financial reserves could change and that could affect our financial condition.
In addition to its catastrophic reinsurance coverage, STS is required by local regulatory authorities to establish and maintain a reserve supported by a trust fund (the Trust) to protect policyholders against their dual exposure to hurricanes and earthquakes. The funds in the Trust are solely to be used to pay catastrophe losses whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance. Contributions to the Trust, and accordingly additions to the reserve, are determined by a rate (1% in 2008 and 2007), imposed by the Commissioner of Insurance on the catastrophe premiums written in that year. As of December 31, 2008 and 2007, we had $31.3 million and $29.1 million, respectively, invested in securities deposited in the Trust. The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance and are therefore considered an addition to the reserve. For additional details see note 17 of the audited consolidated financial statements.
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

Guaranty Fund Assessments
We are required by Puerto Rico law and by the BCBSA guidelines to participate in certain guarantee associations. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Contingencies—Guarantee Association” for additional information.
Federal Regulation
The Medicare Advantage and Medicare Part D Programs
Medicare is the health insurance program for retired United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by CMS.
The original Medicare program, created in 1965, offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B. In general, Medicare Part A covers hospital care and some nursing home, hospice and home care. Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for significant deductibles and co-payments. All United States citizens eligible for Medicare are automatically enrolled in Medicare Part A when they turn 65. Enrollment in Medicare Part B is voluntary. In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and some other preventive tests and services. Beneficiaries that enroll in Medicare Part B pay a monthly premium that is usually withheld from their Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied a $135 deductible. To fill the gaps in traditional fee-for-service Medicare coverage, individuals often purchase Medicare supplement products, commonly known as “Medigap”, to cover deductibles, co-payments, and coinsurance.
Initially, Medicare was offered only on a fee-for-service basis. Under the Medicare fee-for-service payment system, a Medicare beneficiary can choose any licensed physician and use the services of any hospital, healthcare provider, or facility that has signed a participation agreement and meets applicable certification requirements with Medicare. CMS reimburses providers if Medicare covers the service and the service is “medically necessary” and other applicable coverage criteria. There is currently no fee-for-service coverage for certain preventive services, including annual physicals and well visits, eyeglasses, hearing aids, dentures and most dental services.
As an alternative to the traditional fee-for-service Medicare program, in geographic areas where a managed care plan has contracted with CMS pursuant to the Medicare Advantage (MA) program, Medicare beneficiaries may choose to receive Medicare Parts A and B benefits from a managed care plan. The current Medicare managed care program was established in 1997 when Congress created a Medicare Part C, formerly known as Medicare+Choice and now known as Medicare Advantage. Pursuant to Medicare Part C, Medicare Advantage plans contract with CMS to provide benefits at least comparable to those offered under the traditional fee-for-service Medicare program in exchange for a fixed monthly payment per member from CMS. The monthly payment amounts from CMS to each MA plan are based on the plan’s enrolled beneficiaries’ demographics, including each member’s county of residence, as adjusted for each member’s health risk characteristics. Individuals who elect to participate in the Medicare Advantage program often receive greater benefits than traditional fee-for-service Medicare beneficiaries, such as additional preventive services, and dental and vision benefits, which are included in some of our Medicare Advantage plans. Medicare Advantage plans typically have lower deductibles and co-payments than traditional fee-for-service Medicare, and plan members do not need to purchase supplemental Medigap policies. In exchange for these enhanced benefits, members are generally required to use only the services and provider network provided by the Medicare Advantage plan. Many Medicare Advantage plans have no additional premiums. In some geographic areas, however, and for plans with open access to providers, members may be required to pay a monthly premium.
Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members. Under the Balanced Budget Act of 1997 (BBA), as amended by SCHIP Benefits Improvement Act of 2000 (BIPA), CMS gradually phased in a risk adjustment payment methodology that based CMS monthly payments to plans on various clinical and demographic factors. CMS required all managed care companies to capture, collect and submit the necessary diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. Payments to Medicare Advantage plans are also supplemented by a budget neutrality factor, which are scheduled to be phase out by 2011.
As of January 1, 2006 CMS uses a new rate calculation system for Medicare Advantage plans for Parts A and B services. The new system is based on a competitive bidding process that allows the federal government to share in any cost savings achieved by Medicare Advantage plans. In general, the statutory payment rate for each county, which is primarily based on the county level payment rates for MA plans prior to 2006, which were at least as high as CMS’s historic per capita fee-for-service payments, was relabeled as the “benchmark” amount, or bidding target. Local Medicare Advantage plans annually submit bids that reflect the costs they expect to incur in providing the base Medicare Part A and Part B benefits in their applicable service areas. If the standard bid is less than the benchmark for that year, Medicare will pay the plan its bid amount, risk adjusted based on its risk scores, plus a rebate equal to 75% of the actual amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans are required to use the rebate to provide beneficiaries with extra benefits, reduced cost sharing, or reduced premiums, including premiums for MA-PD and other supplemental benefits. CMS will have the right to audit the use of these proceeds. The remaining 25% of the excess amount will be retained in the statutory Medicare trust fund. If a Medicare Advantage plan’s bid is greater than the benchmark, the plan receives the benchmark as payment from Medicare and charges a premium to enrollees equal to the difference between the bid amount and the benchmark, which is expected to make such plans less competitive. CMS generally updates benchmarks each year. Medicare payments are also based on certain patient demographics and health risk characteristics. Regional MA plans are paid in a manner similar to local plans, described above, but take into account the weighted average of the average county rate and average plan bid. Currently TSI bids are below the CMS benchmark for all of our products.
The 2003 Medicare Modernization Act
In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act, which is known as the Medicare Modernization Act (MMA).
As part of the MMA, every Medicare beneficiary is able to select a voluntary prescription drug plan through Medicare Part D. Medicare Part D plans are private companies like ours that have contracted with the federal government to offer and run a Medicare Part D benefit plan under terms and conditions dictated by CMS in 34 geographic regions. Medicare Part D also replaced the Medicaid Prescription Drug Coverage for beneficiaries eligible for participation under both the Medicare and Medicaid programs, or dual-eligibles. The Medicare Part D prescription drug benefit payments to plans are determined through a competitive bidding process, and enrollee premiums also are tied to plan bids. The bids reflect the plan’s expected costs for a Medicare beneficiary of average health; CMS adjusts payments to plans based on enrollees’ health and other factors. The program is largely subsidized by the federal government and is additionally supported by risk-sharing between Medicare Part D plans and the federal government through risk corridors designed to limit the profits or losses of the drug plans and reinsurance for catastrophic drug costs, as described below. The government payment amount to plans is based on the national weighted average monthly bid for basic Part D coverage, adjusted for member demographics and risk factor payments. The beneficiary will be responsible for the difference between the government subsidy and his or her plan’s bid, together with the amount of his or her plan’s supplemental premium (before rebate allocations), subject to the co-pays, deductibles and late enrollment penalties, if applicable, described below. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries. Medicare also subsidizes 80% of drug spending above an enrollee’s catastrophic threshold.
The Medicare Part D benefits are available to Medicare Advantage plan enrollees as well as Medicare fee-for-service enrollees. Medicare Advantage plan enrollees who elect to participate may pay a monthly premium for this Medicare Part D prescription drug benefit (MA-PD) while fee-for-service beneficiaries will be able to purchase a stand-alone prescription drug plan (PDP) from a list of CMS-approved PDPs available in their area. Any Medicare Advantage Member enrolling in a stand-alone PDP, however, will automatically be disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare for Medicare Parts A and B coverage. Under the standard Part D drug coverage for 2009, beneficiaries enrolled in a stand-alone PDP will pay a $295 deductible, co-insurance payments equal to 25% of the drug costs between $295 and the initial annual coverage limit of $2,700 and all drug costs between $2,700 and $6,153, which is commonly referred to as the Part D “doughnut hole” or “coverage gap”. After the beneficiary has incurred $4,350 in out-of-pocket drug expenses, the MMA provides catastrophic stop loss coverage that will cover approximately 95% of the beneficiaries’ remaining out-of-pocket drug costs for that year. MA-PDs are not required to match these limits, but are required to provide, at a minimum, coverage that is actuarially equivalent to this standard drug coverage benefit design. Medicare Part D plans also may offer supplemental drug coverage for additional benefits not subsidized by Medicare programs payments. The deductible, co-pay and coverage amounts are adjusted by CMS on an annual basis. We are required as a Medicare Advantage coordinated care plan to offer qualified Part D prescription drug coverage of our MA plan service areas. We currently offer prescription drug benefits through our Medicare Advantage plans and also offer a stand-alone PDP. Among the options in Medicare Advantage, we offer four MA-PD plans with no initial deductible, one of which has generic coverage with a $5 co-payment during the “doughnut hole” period. On the PDP side, we currently offer three plans, two of which have no initial deductible and one of which has generic coverage with a $5 co-payment during the “doughnut hole” period.
Dual-Eligible Beneficiaries. A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Reform, because of economic status. Health plans that serve dual-eligible beneficiaries receive premium from CMS and the government of Puerto Rico for dual-eligible members. The government of Puerto Rico has implemented a plan to allow dual-eligibles enrolled in the Reform to move from the Reform program to a Medicare Advantage plan under which the government, rather than the insured, will assume all of the premiums for additional benefits not included in traditional Medicare programs, such as prescription drug benefits. All qualified Reform participants were eligible to move to the government-sponsored plan beginning in January 2006, and as of December 31, 2006 approximately 61,000 such participants from areas served by us did so. During the years ended December 31, 2007 and 2008, mostly those members newly-qualified for Medicare benefits moved to the government sponsored plan. By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dual-eligible members. The MMA provides subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Pursuant to the MMA, as of January 1, 2006 dual-eligible individuals receive their drug coverage from the Medicare program rather than the Reform program. Companies offering stand-alone PDPs with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region.
Sales and Marketing. The marketing and sales activities of our insurance and managed care subsidiaries are closely regulated by CMS and ASES. For example, our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and they often impose other regulatory restrictions on our marketing activities.
Annual Enrollment and Lock-in In order for an MA organization to accept an enrollment request, a valid request must be made during an election period. There are four types of election periods during which individuals may make enrollment requests: Annual, Initial Coverage, Special and the Open Enrollment Period. During the Annual Enrollment Period, MA eligible individuals may enroll in or disenroll from an MA plan. It occurs November 15 through December 31 of every year. The Initial Coverage Enrollment Period is the period during which an individual newly eligible for MA may make an initial enrollment request to enroll in an MA plan. The initial enrollment period begins 3 months before the individual’s entitlement to both Medicare Part A and Part B and ends on the later of the last day of the month preceding entitlement to both Medicare Part A and Part B or the last day of the individual’s Part B initial enrollment period. The initial enrollment period for Part B is the seven (7) month period that begins 3 months before the month an individual meets the eligibility requirements for Part B, and ends 3 months after the month of eligibility. In addition, MA eligible individuals may make one open enrollment period election from January 1st through March 31st. During the Open Enrollment Period the change enrollment requests must be made to enroll in the same type of plan. An individual who is enrolled in an MA-PD plan may elect another MA-PD plan or disenroll from the MA-PD by enrolling in a PDP. To effectuate this enrollment request, the individual must elect an MA-PD plan or enroll in a PDP. An individual enrolled in a PDP may elect an MA-PD. An individual who is enrolled in an MA plan and who does not have Part D coverage may elect another MA plan that does not include Part D coverage or may elect to disenroll from the MA plan.

An individual enrolled in Original Medicare but not in a PDP may elect an MA plan that does not provide Part D coverage but, may not elect an MA-PD plan during this period. After these defined enrollment periods end, generally only Medicare beneficiaries who permanently relocate to another service area, leave the service area for six months, dual-eligible beneficiaries, institutionalized beneficiaries and employer MA plan retirees will be permitted to enroll in or change health plans during that plan year pursuant to special election period rules. Eligible beneficiaries who fail to timely enroll in a Part D plan will be subject to the penalties described above if they later decide to enroll in a Part D plan.
Fiscal Intermediary. As set forth in the MMA, the Federal government, through CMS, replaced the current Title 18 fiscal intermediary (Fl) and carrier contracts with competitively procured contracts that conform to the Federal Acquisition Regulation under the new Medicare Administrative Contractor (MAC) contracting authority. CMS has six years, between 2006 and 2011, to complete the transition of Medicare fee-for-service claims processing activities from the FI’s and carriers to the MAC’s. On September 12, 2008, CMS announced that First Coast Service Options (FCSO), a non-affiliated third party organization based in Jacksonville, Florida, was awarded the Medicare Administrative Contract (MAC) for Jurisdiction 9 (Florida, Puerto Rico and the U.S. Virgin Islands). FCSO selected our subsidiary, TSI as a subcontractor in MAC Jurisdiction 9 to perform certain provider customer service functions, among others, in Puerto Rico, effective March 1, 2009.
Fraud and Abuse Laws. The federal anti-kickback provisions of the Social Security Act and its regulations prohibit the payment, solicitation, offering or receipt of any form of remuneration (including kickbacks, bribes, and rebates) in exchange for the referral of federal healthcare program patients or any item or service that is reimbursed by any federal health care program. In addition, the federal regulations include certain safe harbors that describe relationships that have been determined by CMS not to violate the federal anti-kickback laws. Relationships that do not fall within one of the enumerated safe harbors are not a per se violation of the law, but will be subject to enhanced scrutiny by regulatory authorities. Failure to comply with the anti-kickback provisions may result in civil damages and penalties, criminal sanctions, and administrative remedies, such as exclusion from the applicable federal health care program.
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
HIPAA and Gramm-Leach-Bliley Act
The Health Insurance Portability and Accountability Act of 1996 (HIPAA) authorizes HHS to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable health information. The regulations under the HIPAA Administrative Simplification section impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors. HIPAA Administrative Simplification section requirements apply to self-funded group plans, health insurers and HMOs, health care clearinghouses and health care providers who transmit health information electronically (covered entities). Regulations adopted to implement HIPAA Administrative Simplification also require that business associates acting for or on behalf of HIPAA-covered entities be contractually obligated to meet HIPAA standards. The regulations of the Administrative Simplification section establish significant criminal penalties and civil sanctions for noncompliance.
HHS has released rules mandating the use of new standard formats with respect to certain health care transactions (e.g. health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules requiring the use of standardized code sets and unique identifiers by employers and providers. Our managed care subsidiary believes that it is in material compliance with all relevant requirements.
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
The American Recovery and Reinvestment Act of 2009 (H.R. 1, S. 1) (the Stimulus), signed by President Obama on February 17, 2009, contains several provisions that expand the scope and enforcement of HIPAA. Most of the Stimulus provisions that affect and expand HIPAA will not become effective until February 17, 2010 or thereafter, and the Secretary of HHS is required to promulgate regulations interpreting and clarifying the aspects of the Stimulus pertaining to HIPAA. We will monitor the implementation of the Stimulus and the regulations promulgated thereunder, and we will modify our policies and operations to comply with these amendments. See “Item 1—Regulation — Legislative Initiatives” for additional information.
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
Other Government Programs
We participate in the Health Reform of the government of Puerto Rico (the Reform) to provide health coverage to medically indigent citizens in Puerto Rico. See “Business—Customers—Reform Sector”.
Legislative and Regulatory Initiatives
Puerto Rico Initiatives
The Commissioner of Insurance is currently evaluating the adoption of Rule No. 83, titled “Norms and Procedures to Regulate Insurance and Health Maintenance Holding Company Systems and the Criteria to Evaluate the Change of Control”. The most recent draft of Rule No. 83 contains certain reporting requirements as well as restrictions on transactions between an insurer or HMO and its affiliates. Rule No. 83 would generally require insurance companies and HMOs within an insurance holding company system to register with the Commissioner of Insurance if they are domiciled in the Commonwealth and to file with the Commissioner of Insurance certain reports describing capital structure, ownership, financial condition, certain intercompany transactions and general business operations. In addition, Rule No. 83 would require prior notice, reporting and regulatory approval of certain material transactions and intercompany transfers of assets as well as certain transactions between insurance companies, HMOs, their parent holding companies and affiliates. Among other restrictions, Rule No. 83 would restrict the ability of our regulated subsidiaries to pay dividends.
Additionally, Rule No. 83 would restrict the ability of any person to obtain control of an insurance company or HMO without prior regulatory approval. According to Rule No. 83, no person may make an offer to acquire or to sell the issued and outstanding voting stock of an insurance company, which constitutes 10% or more of the issued and outstanding stock of an insurance company, or of the total stock issued and outstanding of a holding company of an insurance company, without (i) filing the appropriate documentation with the Commissioner of Insurance and (ii) obtaining the prior approval of the Commissioner of Insurance. This requirement is similar to that contained in the Insurance Code and referred to under “Regulation—Puerto Rico Insurance Laws”.
Federal Initiatives
On February 26, 2009, President Obama announced his proposed budget for fiscal year 2010, which supports his comprehensive health care reform agenda. The Obama health care reform plan is expected to address increasing access to health care coverage, reducing the cost of care, and improving the quality of care rendered. The health care reform plan is expected to be financed in large part by reduced expenditures for the Medicare program. The proposed budget projects a minimum savings on health care expenditures of $316 billion by the Federal government over the next decade in the Medicare program, including $176 billon of which will be realized through reduced payments to Medicare Advantage plans as a result of changes in the competitive bidding process for Medicare Advantage contracts. In addition, President Obama’s proposed budget calls for premium increases for certain high-income Medicare beneficiaries.
Consistent with President Obama’s plan, Congress has previously supported financing health care reform by reducing Medicare Advantage subsidies. On August 1, 2007, the U.S. House of Representatives passed the Children’s Health and Medicare Protection Act of 2007 (H.R. 3162), which, among other things, would amend the Social Security Act to improve the federal government’s children’s health insurance program and make other changes under the Medicare and Medicaid programs. H.R. 3162 includes provisions that would gradually reduce Medicare Advantage payments over a four-year period to equalize payments for services made through Medicare Advantage plans and the traditional fee-for-service Medicare program by 2011, consistent with the recommendations contained in MedPac’s 2007 annual report to Congress on Medicare payment policy H.R. 3162 was referred to the Senate on September 4, 2007 for consideration; however, Congress did not enact H.R. 3162. Instead, Congress enacted the Medicare, Medicaid, and SCHIP Extension Act of 2007 in order to protect physician payment reductions through June 30, 2008. This legislation did not include any payment reductions to Medicare Advantage plans, but it included several provisions affecting Medicare Advantage plans, including: (i) extended the statutory authority to allow existing special needs plans (SNPs) to continue to operate through December 31, 2009; (ii) placed a moratorium on approval of new SNPs; and (iii) removed $1.5 billion from the stabilization fund for regional preferred provider organizations in 2012, which would have no impact on plans in Puerto Rico. In its 2009 annual report to Congress, MedPac projected Medicare Advantage payments are likely to exceed payments for comparable Medicare fee-for-service spending in 2009 by 14%, and restated its support financial neutrality between payment rates for traditional Medicare fee-for-service and Medicare Advantage programs, as contained in H.R. 3162. As of the date of this Annual Report on Form 10-K, the U.S. Congress has not enacted H.R. 3162, or any other legislation that includes the MedPac recommendations for gradual reductions in Medicare Advantage payments. We cannot provide assurances if, when or to what degree Congress may enact H.R. 3162 or similar legislation, including the MedPac recommendations, but any reduction in Medicare Advantage rates could have a material adverse effect on our revenue, financial position, results of operations or cash flow.
The Stimulus contains several provisions that expand the scope and enforcement of HIPAA. In general, the Stimulus makes the following additions to and expansions of HIPAA: (i) business associates will be directly subject to certain provisions of HIPAA; (ii) covered entities and business associates must report breaches of unencrypted protected health information to the affected individuals and the Secretary of HHS; (iii) covered entities will have greater responsibilities with respect to the accounting of disclosures of protected health information; (iv) individuals will have greater access to their protected health information and increased ability to request restrictions on the disclosure of their protected health information; (v) there will be additional restrictions and prohibitions on the ability of covered entities and business associates to sell protected health information for marketing purposes; (vi) the civil and criminal penalties for violations of HIPAA will be increased; and (vii) State Attorneys General have the authority to file suit in federal district court for alleged violations of HIPAA. The authority granted to State Attorneys General to prosecute HIPAA violations took effect as of February 17, 2009. However, the remaining Stimulus provisions that affect and expand HIPAA will not become effective until February 17, 2010 or thereafter. The Stimulus requires the Secretary of HHS to promulgate regulations interpreting and clarifying the aspects of the Stimulus pertaining to HIPAA. We are a “covered entity” under HIPAA, and therefore, we will monitor the implementation of the Stimulus and the regulations promulgated thereunder, and modify our policies and operations to remain HIPAA compliant.
President Obama and the U.S. Congress are considering a number of proposals to decrease the number of Americans who are uninsured or under-insured for health care, to decrease the costs of health care, and to improve the quality of care. We cannot provide assurances if, when or to what degree Congress may act on any of the proposals and do not know whether any proposal which may be enacted into law will change the way health insurance benefits are structured, sold or administered in the future.
Financial Information About Segments
Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in note 27 to the audited consolidated financial statements for the years ended December 31, 2008, 2007 and 2006.
Employees
As of February 28, 2009, we had 2,269 full-time employees and 301 temporary employees. Our managed care subsidiary has a collective bargaining agreement with the Unión General de Trabajadores, which represents approximately 45% of our managed care subsidiary’s 725 regular employees. The collective bargaining agreement expires on July 31, 2012. The Corporation considers its relations with employees to be good.
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
Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include information about possible or assumed future sales, results of operations, developments, regulatory approvals or other circumstances and may be found in the Items of this Annual Report on Form 10-K entitled “Item 1—Business”, “Item 1A—Risk Factors”, “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Statements that use the terms “believe”, “expect”, “plan”, “intend”, “estimate”, “anticipate”, “project”, “may”, “will”, “shall”, “should” and similar expressions, whether in the positive or negative, are intended to identify forward-looking statements.
All forward-looking statements in this Annual Report on Form 10-K reflect our current views about future events and are based on assumptions and subject to risks and uncertainties. Consequently, actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in “Item 1A—Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
Item 1A. Risk Factors
We must deal with several risk factors during the normal course of business. You should carefully consider the following risks and all other information set forth on this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. The occurrence of any of the following risks could materially affect our business, financial condition, operating results, and cash flows.

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
Notwithstanding the fact that TSI and its predecessor, SSS, were never in a position to issue new shares to providers as contemplated by the share acquisition agreements because shareholder approval for such issuance was never obtained, and the fact that SSS on several occasions in the 1990s offered providers the opportunity to purchase shares of its treasury stock and such offers were accepted by very few providers, providers who entered into share acquisition agreements may claim that the share acquisition agreements entitled them to acquire our or TSI’s shares at a subscription price equivalent to that provided for in the share acquisition agreements. SSS entered into share acquisition agreements with approximately 3,000 providers, the substantial majority of whom never came to own shares of SSS. Such share acquisition agreements provide for the purchase and sale of approximately 15,000 shares of SSS. If we or TSI were required to issue a significant number of shares in respect of these agreements, the interest of our existing shareholders would be substantially diluted. As of the date of this Annual Report on Form 10-K, only one judicial claim to enforce any of these agreements has been commenced. Additionally, we have received inquiries with respect to less than 700 shares under share acquisition agreements. The share numbers set forth in this paragraph reflect the number of SSS shares provided for in the share acquisition agreements. Those agreements do not include anti-dilution protections and we do not believe that the amounts of any claims under the agreements with SSS should be multiplied to reflect our 3,000-for-one stock split. We cannot provide assurances, however, that claimants will not successfully seek to increase the size of their claims by reference to the stock split.
We have been advised by our counsel that, on the basis of a reasoned analysis, while the matter is not free from doubt and there are no applicable controlling precedents, we should prevail in any litigation of these claims because, among other defenses, the condition precedent to SSS’s obligations under the share acquisition agreements never occurred, and any obligation it may, or we may be deemed to, have had under the share acquisition agreements should be understood to have expired prior to our corporate reorganization, which took effect in 1999, although the share acquisition agreements do not expressly provide for any expiration.
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
For much of our history, we and our predecessor entity have restricted the ownership or transferability of our shares, including by reserving to us or our predecessor a right of first refusal with respect to share transfers and by limiting ownership of such shares to physicians and dentists. In addition, we and our predecessor, consistent with the requirements of our and our predecessor’s bylaws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders. Nonetheless, former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“non-medical heirs”), may claim an entitlement to our shares or to damages with respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions. Our records indicate that there may be as many as approximately 450 former shareholders whose non-medical heirs may claim to have inherited up to 10,500,000 shares after giving effect to the 3,000-for-one stock split. As of the date of this Annual Report on Form 10-K, four judicial claim seeking the return of or compensation for 81 shares (prior to giving effect to the 3,000-for-one stock split) had been brought by non-medical heirs of former shareholders whose shares were repurchased upon their death. These heirs purport to represent as a class all non-medical heirs of deceased shareholders whose shares we repurchased. In addition, we have received inquiries from non-medical heirs with respect to less than 700 shares (or 2,100,000 shares after giving effect to the 3,000-for-one stock split).
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
Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class B common stock to decline. Either of these limits our future ability to raise capital through an offering of equity securities. There are 22,104,989 shares of Class B common stock and 9,042,809 shares of Class A common stock outstanding as of December 31, 2008. Our Class A common stock is no longer subject to contractual lockup; thus, such shares are freely tradable without restriction or further registration under the Securities Act by persons other than our “affiliates” within the meaning of Rule 144 under the Securities Act, although such shares will continue not to be listed on the New York Stock Exchange (NYSE) and will not be fungible with our listed shares of Class B common stock. In addition, at any time following the fifth anniversary of our initial public offering, or such earlier date after the first anniversary of the initial public offering as all claims with respect to which anti-dilution protections are afforded to shares of Class B common stock have been resolved, all or any portion of our shares of Class A common stock may at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted to shares of Class B common stock.
Risks Related to Our Business
Our inability to contain managed care costs may adversely affect our business and profitability.
Substantially all of our managed care revenue is generated by premiums consisting of monthly payments per member that are established by contracts with our commercial customers, the government of Puerto Rico (for the Reform program) or the CMS (for our Medicare Advantage and PDP plans), all of which are typically renewable on an annual basis. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity, we will be unable to increase the premiums we receive under these contracts during the then-current terms. As a result, our profitability in any year depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of managed care services through underwriting criteria, medical management, product design and negotiation of favorable provider contracts with hospitals, physicians and other health care providers. The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Government-imposed limitations on Medicare and Reform reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Also, we have in the past and may in the future enter into new lines of business in which it may be difficult to estimate anticipated costs. Numerous factors affecting the cost of managed care, including changes in health care practices, inflation, new technologies such as genetic laboratory screening for diseases including breast cancer, electronic recordkeeping, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment including the implementation of HIPAA amendments under the Stimulus, as well as others, such as implementation of President Obama’s health care reform plan, may adversely affect our ability to predict and manage managed care costs, as well as our business, financial condition and results of operations.
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
Our managed care business participates in government contracts that generate a significant amount of our consolidated premiums earned, net, as follows:
•	Reform: We participate in the government of Puerto Rico Health Reform Program to provide health coverage to medically indigent citizens in Puerto Rico. Our results of operations have depended to a significant extent on our participation in the Reform program. During each of the years ended December 31, 2008, 2007 and 2006, the Reform program has accounted for 20.1%, 22.1% and 30.2%, respectively , of our consolidated premiums earned, net. During the 2008 period, we were the sole Reform provider in two of the eight Reform regions in Puerto Rico on a fully insured basis. One region was awarded to us on an ASO basis for a one year period beginning November 1, 2008. Since we obtained our first Reform contract in 1995, we have been the sole provider for two to three regions each year. The contract for each geographical area is subject to termination in the event of any non-compliance by the insurance company which is not corrected or cured to the satisfaction of the government entity overseeing the Reform, or on 90 days’ prior written notice in the event that the government determines that there is an insufficiency of funds to finance the Reform. These contracts have one-year terms and expire on June 30 of each year, except for the Metro-North region contract. Upon the expiration of the contract for a geographical area, the government of the Commonwealth of Puerto Rico usually commences an open bidding process for such area. During the year ended December 31, 2006, this region accounted for 10.7% of our consolidated premiums earned, net and 7.4% of our consolidated operating income. We intend to continue to participate in the Reform program, but we may not be able to retain the right to service a particular geographical area in which we currently operate after the expiration of our current or any future contracts.

•	Medicare: We provide services through our Medicare Advantage health plans pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if any of these contracts are terminated, our business would be materially impaired. During each of the years ended December 31, 2008, 2007 and 2006, contracts with CMS represented 25.9%, 17.2% and 11.3% of our consolidated premiums earned, net, respectively, and 12.4%, 34.6% and 46.0% of our consolidated operating income, respectively. The Medicare business may in the future represent a greater percentage of our results.

•	Commercial: Our managed care subsidiary is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico. Such coverage is provided pursuant to a contract with the OPM that is subject to termination in the event of noncompliance not corrected to the satisfaction of the OPM. During each of the years ended December 31, 2008, 2007 and 2006 premiums generated under this contract represented 7.3%, 8.2% and 7.5% of our consolidated premiums earned, net, respectively. The operating income generated under this contract represented 1.1% of our consolidated operating income, during each of the years ended December 31, 2008, 2007 and 2006.

If any of these contracts is terminated for any reason, including by reason of any noncompliance by us, or not renewed or replaced by a comparable contract, our premiums would be materially adversely affected. The further loss or non-renewal of either of our fully insured Reform contracts could have a material adverse effect on our operating results and could result in the downsizing of certain personnel, the cancellation of lease agreements of certain premises and of certain contracts, and severance payments, among others.
A change in our managed care product mix may impact our profitability.
Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than ASO products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements. There has been a trend in recent years among our Commercial customers of moving from fully-insured plans to ASO, or self-funded arrangements. In addition, the government of Puerto Rico began a pilot project in 2003 in one of the eight geographical areas under which it contracted for Reform services on an ASO basis for certain members instead of contracting on a fully insured basis. This project was subsequently extended to the Metro-North region. This region was awarded to us again on an ASO basis for a one year period beginning November 1, 2008. There can be no assurance that the government will not implement such a program in areas served by us. As of December 31, 2008, and as a result of us being awarded the Metro-North region contract on an ASO basis, 69.5% of our managed care customers had fully insured arrangements and 30.5% had ASO arrangements, as compared to approximately 83.5% and 16.5%, respectively, as of December 31, 2007. Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.
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
We are a party to a license agreement with the BCBSA which entitle us to the exclusive use of the Blue Shield name and mark in Puerto Rico. We believe that the Blue Shield name and mark are valuable identifiers of our products and services in the marketplace. The termination of this license agreement or changes in the terms and conditions of a license agreement could adversely affect our business, financial condition and results of operations.
Our license agreement with the BCBSA contains certain requirements and restrictions regarding our operations and our use of the Blue Shield name and mark. Failure to comply with any of these requirements and restrictions could result in a termination of a license agreement. The standards under a license agreement may be modified in certain instances by the BCBSA. From time to time there have been proposals considered by the BCBSA to modify the terms of a license agreement to restrict various potential business activities of licensees. To the extent that such amendments to the license agreement are adopted in the future, they could have a material adverse effect on our future expansion plans or results of operations.
Upon any event causing termination of the license agreements, we would no longer have the right to use the Blue Shield name and mark in Puerto Rico. Furthermore, the BCBSA would be free to issue a license to use the Blue Shield name and mark in Puerto Rico to another entity. Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution. Accordingly, termination of a license agreement could have a material adverse effect on our business, financial condition and results of operations.
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
Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Shield presence in the vacated service area with another managed care company. The fee is currently $89.02 per licensed enrollee. If the re-establishment fee were applied to our total Blue Shield enrollees as of December 31, 2008, we would be assessed approximately $106.4 million by the BCBSA.
See “Item 1 — Business — Blue Shield License” for more information.
Our ability to manage our exposure to underwriting risks in our life insurance and property and casualty insurance businesses depends on the availability and cost of reinsurance coverage.
Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. In the year ended December 31, 2008, 42.9%, or $72.1 million, of the premiums written in the property and casualty insurance segment and 7.6%, or $7.6 million, of the premiums written in the life insurance segment were ceded to reinsurers. In the year ended December 31, 2007, 40.4%, or $69.1 million, of the premiums written in the property and casualty insurance segment and 9.0%, or $8.8 million, of the premiums written in the life insurance segment were ceded to reinsurers. The availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time. Any decrease in the amount of our reinsurance coverage will increase our risk of loss. We may be unable to maintain our desired reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.
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
We are subject to loss and credit risk with respect to the reinsurers with whom we deal. In accordance with general industry practices, our property and casualty and life insurance subsidiaries annually purchase reinsurance to lessen the impact of large unforeseen losses and mitigate sudden and unpredictable changes in our net income and shareholders equity. Reinsurance contracts do not relieve us from our obligations to policyholders. In the event that all or any of the reinsurance companies are unable to meet their obligations under existing reinsurance agreements or pay on a timely basis, we will continue to be liable to our policyholders notwithstanding such defaults or delays. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase, which would negatively affect our financial condition and results of operations.
A downgrade in our A.M. Best rating or our inability to increase our A.M. Best rating could affect our ability to write new business or renew our existing business in our property and casualty segment.
Ratings assigned by A.M. Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico. In 2008, A.M. Best maintained our property and casualty insurance subsidiary’s rating of “A-” (the fourth highest of A.M. Best’s 16 financial strength ratings) and changed the outlook to stable. A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors. Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers. A.M. Best reviews its ratings periodically and we may not be able to maintain our current ratings in the future. A downgrade of our property and casualty subsidiary’s rating could severely limit or prevent us from writing desirable property business or from renewing our existing business. The lines of business that property and casualty subsidiary writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings.
Significant competition could negatively affect our ability to maintain or increase our profitability.
Managed Care
The managed care industry in Puerto Rico is very competitive. If we are unable to compete effectively while appropriately pricing the business subscribed, our business and financial condition could be materially affected. Competition in the insurance industry is based on many factors, including premiums charged, services provided, speed of claim payments and reputation. This competitive environment has produced and will likely continue to produce significant pressures on the profitability of managed care companies. In addition, the managed care market in Puerto Rico, other than the Medicare Advantage market, is mature. According to the U.S. Census Bureau, Puerto Rico’s population grew by 0.3% between July 2007 and 2008, less than half the national population rate growth of 0.9% during the same period. As a result, in order to increase our profitability we must increase our membership in the new Medicare Advantage program, increase market share in the commercial sector, improve our operating profit margins, make acquisitions or expand geographically. In Puerto Rico, several managed care plans and other entities were awarded contracts for Medicare Advantage or stand-alone Medicare prescription drug plans and entered that market in 2006 and 2007. We anticipate that these other plans will aggressively market their benefits to our current and our prospective members. Although we believe that we market an attractive offering, there are no assurances that we will be able to compete successfully with these other plans for new members, or that our current members will not choose to terminate their relationship with us and enroll in these other plans. Concentration in our industry also has created an increasingly competitive environment, both for customers and for potential acquisition targets, which may make it difficult for us to grow our business. The parent companies of some of our competitors are larger and have greater financial and other resources than we do. We may have difficulty competing with larger managed care companies, which can create downward price pressures on premium rates. We may not be able to compete successfully against current and future competitors. Competitive pressures faced by us may adversely affect our business, financial condition and results of operations. In addition, our rights under the BCBSA license only extend to the use of the “Blue Shield” name and mark in Puerto Rico. The exclusive right to use the “Blue Cross” name and mark in Puerto Rico is currently held by La Cruz Azul de Puerto Rico
Future legislation at the federal and local levels also may result in increased competition in our market. While we do not anticipate that any of the current legislative proposals of which we are aware would increase the competition we face, future legislative proposals, if enacted, might do so.
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
Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance. See “—Our insurance subsidiaries are subject to minimum capital requirements. Our failure to meet these requirements could subject us to regulatory action”. These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed. Our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, if any, business and other legal restrictions. Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries have a superior claim to such subsidiaries’ assets. Our subsidiaries may not be able to pay dividends or otherwise contribute or distribute funds to us in an amount sufficient for us to meet our financial obligations. In addition, from time to time, we may find it necessary to provide financial assistance, either through subordinated loans or capital infusions to our subsidiaries.
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
We also may encounter difficulties in the implementation of our growth strategies. For instance, our BCBSA license entitles us to use the Blue Shield name and mark only in Puerto Rico. We currently are not able to use the Blue Shield name and mark in areas outside Puerto Rico. In addition, we may enter into markets or product lines in which we have little or no prior experience. For example, we plan to expand our operations outside Puerto Rico and to expand our property and casualty insurance segment through the establishment of an auto preferred rate insurance company, which will write personal auto policies at discounted rates.
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
We have exposure to market risk and credit risk in our investment activities. The fair values of our investments vary from time to time depending on economic and market conditions. Fixed maturity securities expose us to interest rate risk. Equity securities expose us to equity price risk. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equity securities owned by us.

The outlook of our investment portfolio depends on the future direction of interest rates, fluctuations in the equity securities market and in the amount of cash flows available for investment. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk’’ for an analysis of our exposure to interest and equity price risks and the procedures in place to manage these risks. Our investment portfolios may lose money in future periods, which could have a material adverse effect on our financial condition.
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
The securities and credit markets recently have been experiencing extreme volatility and disruption.
Adverse conditions in the U.S. and global capital markets can significantly and adversely affect the value of our investments in debt and equity securities, and other investments, our profitability and/or our financial position, and we do not expect these conditions to improve in the near future.
The global capital markets, including credit markets, have experienced extreme volatility, uncertainty and disruption during 2008 and the beginning of 2009. As an insurer, we have a substantial investment portfolio that is comprised particularly of debt securities of issuers located in the U.S. As a result, the income we earn from our investment portfolio is largely driven by the level of interest rates in the U.S, financial markets, and volatility, uncertainty and/or disruptions in the global capital markets, particularly the U.S. credit markets, and governments’ monetary policy, particularly the easing of U.S. monetary policy, can significantly and adversely affect the value of our investment portfolio, our profitability and/or our financial position by:
•	Significantly reducing the value of the debt securities we hold in our investment portfolio, and creating net realized capital losses that reduces our operating results and/or net unrealized capital losses that reduce our shareholders’ equity.

•	Reducing interest rates on high quality short-term debt securities and thereby materially reducing our net investment income and operating results.

•	Making it more difficult to value certain of our investment securities, for example if trading becomes less frequent, which could lead to significant period-to-period changes in our estimates of the fair values of those securities and cause period-to-period volatility in our operating results and shareholders’ equity.

•	Reducing our ability to issue other securities.
The volatility and disruption in the securities and credit markets has impacted our investment portfolio. We evaluate our investment securities for impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. For the purpose of determining gross realized gains and losses, the cost of investment securities is based upon specific identification. During 2008, we realized losses associated with other-than-temporary impairments of $16.5 million. Gross unrealized losses were $3.5 million and gross unrealized gains were $6.1 million at December 31, 2008. Given current market conditions, there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
We believe our cash balances, investment securities, operating cash flows, and funds available under our credit agreement, taken together, provide adequate resources to fund ongoing operating and regulatory requirements. However, continuing adverse securities and credit market conditions could significantly affect the availability of credit.

The geographic concentration of our business in Puerto Rico may subject us to economic downturns in the region.
Substantially all of our business activity is with insureds located throughout Puerto Rico, and as such, we are subject to the risks associated with the Puerto Rico economy. Preliminary reports on the performance of the Puerto Rico economy for fiscal year 2008 indicate that real gross national product decreased 2.5% and the forecast for fiscal year 2009 projects a decline of 3.4%. The major factors affecting the economy are, among others, high oil prices, the slowdown of economic activity in the United States, the continuing economic uncertainty generated by the budgetary deficiency affecting the government of Puerto Rico and the effects on the economy of a recently implemented sales tax.
The Commonwealth of Puerto Rico government is currently facing a fiscal deficit which has been estimated at approximately $3.0 billion or over 30% of its annual budget. On March 9, 2009, the Governor signed the Special Lay on the Fiscal Emergency, which provides for additional revenue generation measures, sets forth a cost reduction plan, including a reduction in public-sector employment, and provides for a number of financial initiatives geared towards achieving a balanced budget in four years. Since the government is an important source of employment on the Island, theses measures could have the effect of intensifying the current recessionary cycle.
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
Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. If we are unable to maintain or expand our systems, we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, loss of members, difficulty in attracting new members, regulatory problems and increases in administrative expenses. We have substantially completed a system conversion process related to our property and casualty insurance business, which was begun in April 2005, at an estimated cost of $4.0 million. In addition, we selected Quality Care Solutions, Inc., a wholly owned subsidiary of Trizzetto, Inc, to assess and implement new core business applications for our managed care segment. We completed an initial assessment during 2007, with the first line of business expected to be converted in the first half of the 2010. We expect the managed care conversion process to be completed by 2012, at a total cost of approximately $64.0 million. If we are unsuccessful in implementing these improvements in a timely manner or if these improvements do not meet our customers’ requirements, we may not be able to recoup these costs and expenses and effectively compete in our industry.
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
We face risks related to litigation.
In addition to the litigation risks discussed above in “—Risks Relating to Our Capital Stock” we are, or may be in the future, a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we may be subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services. These could include:
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
We are a defendant in various lawsuits, including a class action, some of which involve claims for substantial and/or indeterminate amounts and the outcome of which is unpredictable. While we are defending these suits vigorously, we will incur expenses in the defense of these suits. Any adverse judgment against us resulting in such damage awards could have an adverse effect on our cash flows, results of operations and financial condition. See ''Item 3—Legal Proceedings’’.
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
We are a party to a secured loan with a commercial bank for an aggregate amount of $41.0 million, for which we had an outstanding balance of $24.3 million as of December 31, 2008. Also, we have an aggregate principal amount of $145.0 million of senior unsecured notes outstanding, consisting of $50.0 million aggregate principal amount of 6.30% notes due 2019, $60.0 million aggregate principal amount of 6.60% notes due 2020 and $35.0 million aggregate principal amount of 6.70% notes due 2021 (collectively, the notes). The secured term loan and the note purchase agreements governing the notes contain covenants that restrict, among other things, the granting of certain liens, limitations on acquisitions and limitations on changes in control. These covenants could restrict our operations. In addition, if we fail to make any required payment under our secured term loan or note purchase agreements governing the notes or to comply with any of the covenants included therein, we would be in default and the lenders or holders of our debt, as the case may be, could cause all of our outstanding debt obligations under our secured term loan or note purchase agreements to become immediately due and payable, together with accrued and unpaid interest and, in the case of the secured term loan, cease to make further extensions of credit. If the indebtedness under our secured term loan or note purchase agreements is accelerated, we may be unable to repay or finance the amounts due and our business may be materially adversely affected.
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
Miguel Vázquez-Deynes, who was president and chief executive officer of the Company from January 1990 to April 2002, prior to the time that we became an SEC registrant, stated during a radio interview in October 2007 that he had testified to a federal grand jury to having caused the Company to effect illegal political contributions totaling over $100,000 between 1996 and 2000. Mr. Vázquez-Deynes has stated

publicly that the payments in question were made to Puerto Rico public relations firms for the purpose of concealing the fact that they exceeded the amounts permitted by applicable Puerto Rico election laws. Mr. Vázquez-Deynes’ testimony was given in connection with an ongoing investigation by the U.S. Attorney’s Office for the District of Puerto Rico into illegal political contributions in Puerto Rico. The Puerto Rico Legislative Assembly, the Puerto Rico Department of Justice and the Puerto Rico Office of the Commissioner of Insurance subsequently launched separate investigations into the matters described by Mr. Vázquez-Deynes. The Company is cooperating fully with all requests made of it in connection with these investigations.
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
The Company does not expect that it will be considered a ''passive foreign investment company’’ (a PFIC) for U.S. federal income tax purposes. However, since PFIC status depends upon the composition of a company’s income and assets and the market value of its assets (including, among others, less than 25 percent owned equity investments and the Company’s ability to use the proceeds from its initial public offering in a timely fashion) from time to time, there can be no assurance that the Company will not be considered a PFIC for any taxable year. The Company’s belief that it is not a PFIC is based, in part, on the fact that the PFIC rules include provisions intended to provide an exception for bona fide insurance companies predominately engaged in an insurance business. However, the scope of this exception is not entirely clear and there are no administrative pronouncements, judicial decisions or Treasury regulations that provide guidance as to the application of the PFIC rules to insurance companies. If the Company were treated as a PFIC for any taxable year, certain adverse consequences could apply to certain U.S. persons that own the Company’s shares of Class B common stock.
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
Our business is subject to changing Federal and local legal, legislative and regulatory environments, including general business regulations and laws relating to taxation, privacy, data protection and pricing. Please refer to “Item 1—Business — Regulation”. In addition, our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance. Some of the more significant proposed regulatory changes that may affect our business are:
•	initiatives to provide greater access to coverage for uninsured and under-insured populations;

•	enhanced efforts to improve quality of health care;

•	Reform and Medicare reform legislation;

•	local government plans and initiatives;

•	increased government concerns regarding fraud and abuse; and

•	initiatives to increase health care regulation, including efforts to expand the tort liability of health plans.
On February 26, 2009, President Obama announced his proposed budget for fiscal year 2010, which supports his comprehensive health care reform agenda. The Obama health care reform plan is expected to address increasing access to health care coverage, reducing the cost of care, and improving the quality of care rendered. The Obama health care reform plan is expected to be financed in large part by reduced expenditures for the Medicare program. The proposed budget projects a minimum savings on health care expenditures of $316 billion by the Federal government over the next decade in the Medicare program, including $176 billon of which will be realized through reduced payments to Medicare Advantage plans as a result of changes in the competitive bidding process for Medicare Advantage contracts. In addition, President Obama’s proposed budget calls for premium increases for certain high-income Medicare beneficiaries.
The U.S. Congress is developing legislation aimed at patient protection, including proposed laws that could expose insurance companies to damages, and in some cases punitive damages, for certain coverage determinations including the denial of benefits or delay in providing benefits to members. Similar legislation has been proposed in Puerto Rico. Congressional committees are currently considering MedPac recommendations to lower Medicare Advantage rates to ensure financial neutrality with the traditional Medicare program. We cannot provide any assurance if, when or to what degree Congress may act on any of the proposals and we do not know whether any proposal which may be enacted into law will change the way health insurance benefits are structured, sold or administered in the future. The enactment of laws that change the way health insurance benefits are structured, sold or administered could have a material adverse effect on the Company’s business, financial conditions and results of operations.
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
The Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, including but not limited to CMS, the OIG, the Office of the Civil Rights of HHS, the U.S. Department of Justice, and the OPM, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations. We may become the subject of regulatory or other investigations or proceedings brought by these authorities, and our compliance with and interpretation of applicable laws and regulations may be challenged. In addition, our regulatory compliance may also be challenged by private citizens under the “whistleblower provisions” of applicable laws. The defense of any such challenge could result in substantial cost and a diversion of management’s time and attention. Thus, any such challenge could have a material adverse effect on our business, regardless of whether it ultimately is successful. If we fail to comply with any applicable laws, or a determination is made that we have failed to comply with these laws, our financial condition and results of operations could be adversely affected.
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
The revised rate calculation system for Medicare Advantage and the payment system for the Medicare Part D established by the MMA could reduce our profitability.
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
Furthermore, President Obama’s proposed budget expects to save over $175 billion over a ten year period based on reductions in subsidies to Medicare Advantage plans by changes in the competitive bidding process.
In addition, the Medicare Part D prescription drug benefit payments to plans are determined through a competitive bidding process, and enrollee premiums also are tied to plan bids. The bids reflect the plan’s expected costs for a Medicare beneficiary of average health; CMS adjusts payments to plans based on enrollees’ health and other factors. The program is largely subsidized by the federal government and is additionally supported by risk-sharing between Medicare Part D plans and the federal government through risk corridors designed to limit the profits or losses of the drug plans and reinsurance for catastrophic drug costs. The government payment amount to plans is based on the national weighted average monthly bid for basic Part D coverage, adjusted for member demographics and risk factor payments. The beneficiary will be responsible for the difference between the government payment amount and his or her plan’s bid, together with the amount of his or her plan’s supplemental premium (before rebate allocations), subject to the co-pays, deductibles and late enrollment penalties, if applicable. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries. Medicare also subsidizes 80% of drug spending above an enrollee’s catastrophic threshold.
We face the risk of reduced or insufficient government funding and we may need to terminate our Medicare Advantage and/or Part D contracts with respect to unprofitable markets, which may have a material adverse effect on our financial position, results of operations or cash flows. In addition, as a result of the competitive bidding process, our ability to participate in the Medicare Advantage and/or the Part D programs is effected by the pricing and design of our competitors’ bids. Moreover, we may in the future be required to reduce benefits or charge our members an additional premium in order to maintain our current level of profitability, either of which could make our health plans less attractive to members and adversely affect our membership.
CMS’s risk adjustment payment system and budget neutrality factors make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.
CMS has implemented a risk adjustment payment system for Medicare Advantage plans to improve the accuracy of payments and establish incentives for such plans to enroll and treat less healthy Medicare beneficiaries. CMS phased in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments on various clinical and demographic factors. CMS requires that all managed care companies capture, collect and submit the necessary diagnosis code information to CMS for reconciliation with CMS’s internal database. As a result of this process, it is difficult to predict with certainty our future revenue or profitability. In addition, our own risk scores for any period may result in favorable or unfavorable adjustments to the payments we receive from CMS and our Medicare payment revenue. There can be no assurance that our contracting physicians and hospitals will be successful in improving the accuracy of recording diagnosis code information, which has an impact on our risk scores.
Payments to Medicare Advantage plans are also adjusted by a ''budget neutrality’’ factor that was implemented in 2003 by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment has favorably impacted payments to all Medicare Advantage plans. However, this adjustment is schedule to be gradually being phased out by 2011. Furthermore, MedPac continues to recommend that Congress enact legislation that reduces Medicare Advantage payment to equalize payments for services made through Medicare Advantage plans and the traditional fee-for-service Medicare program. As of the date of this Annual Report on Form 10-K, Congress has not enacted legislation that contains the MedPac recommendations. However, we cannot provide assurance if, when or to what degree Congress may enact legislation including the MedPac recommendations, but any reduction in Medicare Advantage rates could have a material adverse effect on our revenue, financial position, results of operations or cash flow.
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
We are also subject to change of control limitations pursuant to our BCBSA license agreements. The BCBSA ownership limits restrict beneficial ownership of our voting capital stock to less than 10% for an institutional investor and less than 5% for a non-institutional investor, both as defined in our articles. In addition, no person may beneficially own shares of our common stock or other equity securities, or a combination thereof, representing a 20% or more ownership interest, whether voting or non-voting, in our company. This provision in our articles cannot be changed without the prior approval of the BCBSA and the vote of holders of at least 75% of our common stock.
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
Certain implementing regulations of HIPAA require us to comply with standards regarding the formats for electronic transmission, and the privacy and security of certain health information within our company and with third parties, such as managed care providers, business associates and our members. While we have agreements in place with our business associates we have limited control over their operations regarding the privacy and security of protected heath information. The HIPAA regulations also provide access rights and other rights for health plan beneficiaries with respect to their health information. These regulations include standards for certain electronic transactions, including encounter and claims information, health plan eligibility and payment information. Compliance with HIPAA is enforced by HHS’s Office for Civil Rights for privacy, CMS for security and electronic transactions, and by the U.S. Department of Justice for criminal violations, and by States Attorneys General once the HIPAA amendments under the Stimulus are implemented. Further, the Gramm-Leach-Bliley Act imposes certain privacy and security requirements on insurers that may apply to certain aspects of our business as well.
We continue to implement and revise our health information policies and procedures to monitor and ensure our compliance with these laws and regulations, including the HIPAA amendments under the Stimulus. Furthermore, Puerto Rico’s ability to promulgate its own laws and regulations (including those issued in response to the Gramm-Leach-Bliley Act), such as Act No. 194 of August 25, 2000, also known as the Patient’s Rights and Responsibilities Act, including those more stringent than HIPAA, and uncertainty regarding many aspects of such state requirements, make compliance with applicable health information laws more difficult. For these reasons, our total compliance costs may increase in the future.
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
Our license agreements with the BCBSA require that our articles contain certain provisions, including ownership limitations. See “—If we are deemed to have violated the insurance company change of control provisions in Puerto Rico insurance laws, we may suffer adverse consequences’’.
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
See also “—If we are deemed to have violated the insurance company change of control provisions in Puerto Rico insurance laws, we may suffer adverse consequences’’.
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
Item 3. Legal Proceedings.
As of December 31, 2008, the Company is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.
Management believes that the aggregate liabilities, if any, arising from all such claims, assessments, audits and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Corporation. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could have a material adverse effect on our financial condition, operating results and/or cash flows. Where the Corporation believes that a loss is both probable and estimable, such amounts have been recorded. In other cases, it is at least reasonably possible that the Corporation may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Corporation is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.
Additionally, we may face various potential litigation claims that have not to date been asserted, including claims from persons purporting to have contractual rights to acquire shares of the Corporation on favorable terms or to have inherited such shares notwithstanding applicable transfer and ownership restrictions. See “Item 1A—Risk Factors — Risks Relating to our Capital Stock”.
Hau et al Litigation (formerly known as Jordan et al)
On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, TSI and others in the Court of First Instance for San Juan, Superior Section (the “Court”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million. At a status conference held on August 18, 2008, the parties informed the Court that they had reached an agreement to try to simplify the case. Based on the agreement, which was approved by the Court, the defendants sent a letter to the plaintiffs on September 19, 2008 explaining the reasons why the allegations of the amended complaint should be dismissed. We are currently waiting for the plaintiffs to reply.
Thomas Litigation
On May 22, 2003, Kenneth A. Thomas, M.D. and Michael Kutell, M.D. filed a putative class action suit against the Blue Cross Blue Shield Association and substantially all of the other Blue Cross and Blue Shield plans in the United States, including TSI. The complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to doctors so that they are not paid in a timely manner for the covered medically necessary services they render. TSI, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited an arbitration right and the applicability of the McCarran Ferguson Act. The parties announced a Settlement Agreement on April 27, 2007 and on April 19, 2008, the Court granted final approval of the settlement. A small group of physicians filed an appeal of the settlement that is pending in the Eleventh Circuit. The Company recorded an accrual for the settlement that is included within accounts payable and accrued liabilities in the accompanying consolidated financial statements.

Colón Litigation
On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSI predecessor stock, filed suit against TSI and the Puerto Rico Commissioner of Insurance (the Commissioner) in the Court of First Instance for San Juan, Superior Section. The sale of that share to Mr. Colón-Dueño was voided in 1999 pursuant to an order issued by the Commissioner in which the sale of 1,582 shares to a number of TSI shareholders was voided. The Puerto Rico Court of Appeals upheld the order on March 31, 2000. The plaintiff requests that the court direct TSI to return his share of stock and pay damages in excess of $500,000 and attorney’s fees. TSI, however, had appealed the Commissioner’s order before the Puerto Rico Court of Appeals, which upheld the order on March 31, 2000. Therefore, management plans to vigorously contest this lawsuit because, among other reasons, the Commissioner’s order is final and cannot be collaterally attacked in this litigation.
Puerto Rico Center for Municipal Revenue Collection
On March 1, 2006 and March 3, 2006, respectively, the Puerto Rico Center for Municipal Revenue Collection (CRIM) imposed a real property tax assessment of approximately $1.3 million and a personal property tax assessment of approximately $4.0 million upon TSI for fiscal years 1992-1993 through 2002-2003. During that time, TSI qualified as a tax-exempt entity under Puerto Rico law pursuant to rulings issued by the Puerto Rico tax authorities. In imposing the tax assessments, CRIM revoked the tax rulings retroactively, based on its contention that a for-profit corporation such as TSI is not entitled to such an exemption. On March 28, 2006 and March 29, 2006, respectively, TSI challenged the real and personal property tax assessments in the Court of First Instance for San Juan, Superior Section. The court granted summary judgment affirming the real property and personal property tax assessments on October 29, 2007 and December 5, 2007, respectively.
After unsuccessfully filing motions for reconsideration in both cases, TSI appealed the court’s decisions before the Puerto Rico Court of Appeals on November 29, 2007 and February 21, 2008, respectively. TSI also requested a consolidation of both cases, which the Court of Appeals approved on April 17, 2008. On May 27, 2008, TSI submitted a motion to the Court of Appeals requesting the Court to take notice of a recent decision of the Puerto Rico Supreme Court that addresses administrative law issues involving other parties and which TSI believes confirms its position that the rulings issued by the Puerto Rico tax authorities may not be revoked on a retroactive basis. On June 30, 2008 the Court of Appeals confirmed the summary judgment issued by the Court of First Instance in both property tax cases. On September 29, 2008, TSI timely filed a certiorari petition with the Puerto Rico Supreme Court, which is currently pending. Management believes that these municipal tax assessments are improper and expects to prevail in this litigation.
Dentists Association Litigation
On February 11, 2009, the Puerto Rico Dentists Association (Colegio de Cirujanos Dentistas de Puerto Rico, or “CCD”) filed a complaint in the Puerto Rico Court of First Instance for San Juan against 24 health plans operating in Puerto Rico that offer dental health coverage. The Company, TSI, and Triple-C, Inc., a Company subsidiary, were included as defendants. This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated; however, the complaint does not include a single dentist as a class representative nor a definition of the intended class.
The complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to dentists so that they are not paid in a timely and complete manner for the covered medically necessary services they render. The complaint also alleges, among other things, violations to the Puerto Rico Insurance Code, antitrust laws, the Puerto Rico racketeering statute, unfair business practices, breach of contract with providers, and damages in the amount of $150 million. In addition, the complaint claims that the Puerto Rico Insurance Companies Association (“ACODESE” for its Spanish acronym) is the hub of an alleged conspiracy concocted by the member plans to defraud dentists.
There are numerous available defenses to oppose both the request for class certification and the merits. The Company intends to vigorously defend this claim.
Claims by Heirs of Former Shareholders
The Company and TSI are also defending four individual lawsuits and one purported class action, all filed in state court, from persons who claim to have inherited a total of 90 shares of the Company or one of its predecessors (before giving effect to the 3,000-for-one stock split). While each case presents unique facts, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company’s (or its predecessor’s) articles of incorporation and bylaws was improper. On February 18, 2009, the Court of First Instance for San Juan, Superior Section, issued an order granting our motion to dismiss the purported class action suit, on grounds that the claim was time barred under the Puerto Rico Securities Act. Motions to dismiss are pending in a majority of the remaining cases and discovery has begun in all of them. Management believes all these claims are time barred under one or more statutes of limitations, and intends to vigorously defend against them.
Item 4. Submissions of Matters to a Vote of Security Holders.
None.
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
There is no established public trading market for our Class A common stock. Our Class B common stock is listed and began trading on the New York Stock Exchange (the NYSE) on December 7, 2007 under the trading symbol “GTS”. Prior to this date our Class B common stock had no established public trading market.
The following table presents high and low sales prices for the periods in which our Class B common stock was publicly traded:

	High	Low
2007
Fourth quarter (beginning December 7, 2007)	$21.20	$14.78
2008
First quarter	$21.69	$16.83
Second quarter	19.94	16.34
Third quarter	18.05	15.19
Fourth quarter	16.43	6.55
On February 27, 2009 the closing price of our Class B common stock on the NYSE was $11.51.
Holders
As of February 27, 2009, there were 9,042,809 and 21,069,773 shares of Class A and Class B common Stock outstanding, respectively. The number of our holders of Class A and Class B common stock as of February 5, 2009 was 1,922 and 4,357, respectively.
Dividends
Subject to the limitations under Puerto Rico corporation law and any preferential dividend rights of outstanding preferred stock, of which there is currently none outstanding, holders of common stock are entitled to receive their pro rata share of such dividends or other distributions as may be declared by our board of directors out of funds legally available therefore.
Our ability to pay dividends is dependent on cash dividends from our subsidiaries. Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us. We are required to maintain minimum capital of $1.0 million for our managed care subsidiary, $2.5 million for our life insurance subsidiary and $3.0 million for our property and casualty insurance subsidiary. In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing. Please refer to “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restriction on Certain Payments by the Corporation’s Subsidiaries”.
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
Recent Sales of Unregistered Securities
Not applicable.
Purchases of Equity Securities by the Issuer
The following table presents information related to our repurchases of common stock for the period indicated:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced	Purchased Under the
(Dollar amounts in millions, except per share data)	Shares Purchased	per Share	Programs[1]	Programs
December 1, 2008 to December 31, 2008	1,181,500	$11.75	1,181,500	$26.1

[1]	In October 2008, the Board of Directors authorized a $40.0 million share repurchase program, which commenced on December 8, 2008.
Performance Graph
The following graph compares the cumulative total return to shareholders on our Class B common stock for the period from December 7, 2007, the date our Class B common stock began trading on the NYSE, through December 31, 2008, with the cumulative total return over such period of (i) the Standard and Poor’s 500 Stock Index (the S&P 500 Index) and (ii) the Morgan Stanley Healthcare Payor Index (the MSHP Index). For illustrative purposes, the graph assumes an investment of $100 on December 7, 2007 in each of our Class B common stock, the S&P 500 Index and the MSHP Index. The performance graph is not necessarily indicative of future performance.
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

Comparison of cumulative return of Class B Common Stock 12/7/2007 $100.00 12/31/2007 $133.40 $97.59 $100.38 3/31/2008 $116.50 $87.91 $65.25 6/30/2008 $107.92 $85.07 $58.66 9/30/2008 $107.52 $77.52 $61.83 12/31/2008 $75.91 $60.03 $45.37

Item 6. Selected Financial Data.
Statement of Earnings Data

	2008	2007	2006 (1)	2005	2004

(Dollar amounts in millions, except per share data)

Years ended December 31,
Premiums earned, net	$1,695.5	1,483.6	1,511.6	1,380.2	1,299.0
Administrative service fees	19.2	14.0	14.1	14.4	9.2
Net investment income	56.2	47.2	42.7	29.1	26.8

Total operating revenues	1,770.9	1,544.8	1,568.4	1,423.7	1,335.0

Net realized investments gains (losses)	(13.9)	5.9	0.8	7.2	11.0
Net unrealized investment gain (loss) on trading securities	(21.1)	(4.1)	7.7	(4.7)	3.0
Other income (loss), net	(2.5)	3.2	2.3	3.7	3.4

Total revenues	1,733.4	1,549.8	1,579.2	1,429.9	1,352.4

Benefits and expenses:
Claims incurred	1,434.9	1,223.8	1,259.0	1,208.3	1,115.8
Operating expenses	251.9	237.5	236.1	181.7	171.9

Total operating costs	1,686.8	1,461.3	1,495.1	1,390.0	1,287.7

Interest expense	14.7	15.9	16.6	7.6	4.6

Total benefits and expenses	1,701.5	1,477.2	1,511.7	1,397.6	1,292.3

Income before taxes	31.9	72.6	67.5	32.3	60.1
Income tax expense	7.1	14.1	13.0	3.9	14.3

Net income	24.8	58.5	54.5	28.4	45.8

Basic net income per share (2):	$0.77	2.15	2.04	1.06	1.71

Diluted net income per share:	$0.77	2.15	2.04	1.06	1.71

Dividend declared per common share (3):	$—	0.82	0.23	—	—

Balance Sheet Data

December 31,	2008	2007	2006 (1)	2005	2004

Cash and cash equivalents	$46.1	240.2	81.6	49.0	35.1

Total assets	$1,548.5	1,659.5	1,345.5	1,137.5	919.7

Long-term borrowings	$169.3	170.9	183.1	150.6	95.7

Total stockholders’ equity	$485.9	482.5	342.6	308.7	301.4

Additional Managed Care Data (4)

	2008	2007	2006 (1)	2005	2004

Additional Managed Care Data (4)
Years ended December 31,
Medical loss ratio	88.9%	87.1%	87.6%	90.3%	88.3%

Operating expense ratio	10.5%	11.2%	11.5%	10.8%	10.8%

Medical membership (period end)	1,195,450	977,190	979,506	1,252,649	1,236,108

(1)	On January 31, 2006 we completed the acquisition of GA Life (now TSV). The results of operations and financial condition of GA Life are included in this table for the period following the effective date of the acquisition. See note 18 to the audited consolidated financial statements for the years ended December 31, 2008, 2007 and 2006.

(2)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 22 of the audited financial consolidated financial statements for the years ended December 31, 2008, 2007 and 2006.

(3)	Shareowners holding qualifying shares were excluded from dividend payment. See note 19 of the audited financial consolidated financial statements for the years ended December 31, 2008, 2007 and 2006.

(4)	Does not reflect inter-segment eliminations.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2008 and 2007, and consolidated results of operations for 2008, 2007 and 2006. This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.
Overview
We are the largest managed care company in Puerto Rico in terms of membership, with 50 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the Commercial, Commonwealth of Puerto Rico Health Reform (the Reform) and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plans (PDP)) markets. The Reform is a government of Puerto Rico-funded managed care program for the medically indigent, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico, serve approximately 1.2 million members across all regions of Puerto Rico and hold a leading market position covering approximately 30% of the population. For the years ended December 31, 2008 and 2007 respectively, our managed care segment represented approximately 89.2% and 87.7% of our total consolidated premiums earned, net, and approximately 62.6% and 68.7% of our operating income. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 11% (in terms of premiums written) as of December 31, 2007. Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) as of December 31, 2007.
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
We participate in the life insurance market through our subsidiary, TSV, and in the property and casualty insurance market through our subsidiary, STS. TSV and STS represented approximately 5.5% each, of our consolidated premiums earned, net for the year ended December 31, 2008 and 14.9% and 15.6%, respectively, of our operating income for that period.

The Commissioner of Insurance of the Commonwealth of Puerto Rico recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the Puerto Rico insurance laws and for determining whether its financial condition warrants the payment of a dividend to its stockholders. No consideration is given by the Commissioner of Insurance of the Commonwealth of Puerto Rico to financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) in making such determinations. See note 25 to our audited consolidated financial statements.
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

	Years ended December 31,
(Dollar amounts in millions)	2008	2007	2006

Premiums earned, net:
Managed care	$1,513.0	1,301.8	1,339.8
Life insurance	92.8	88.9	86.9
Property and casualty insurance	93.8	96.9	88.5
Intersegment premiums earned	(4.1)	(4.0)	(3.6)

Consolidated premiums earned, net	$1,695.5	1,483.6	1,511.6

Administrative service fees:
Managed care	$22.5	17.2	16.9
Intersegment premiums earned	(3.3)	(3.2)	(2.8)

Consolidated administrative service fees	$19.2	14.0	14.1

Operating income:
Managed care	$52.6	57.4	45.5
Life insurance	12.5	10.7	11.2
Property and casualty insurance	13.1	10.7	11.2
Intersegment premiums earned	5.9	4.7	5.4

Consolidated operating income	$84.1	83.5	73.3

We have one-year contracts with the government of Puerto Rico to be the Reform insurance carrier for two of the eight geographical regions into which Puerto Rico is divided for purposes of the Reform. In October 2006, the contract for the Metro-North region, for which we were the carrier, was awarded to another managed care company, effective November 1, 2006. This region was awarded to us again on an ASO basis for a one year period beginning November 1, 2008. The premiums earned, net of the Metro-North region during the years 2006 and 2005 amounted to $161.6 million and $200.9 million, respectively. The operating income of this region during the years 2006 and 2005 amounted to $5.4 million and $3.5 million, respectively.
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
Investment Income and Other Income. Investment income consists of interest income and other income consists of net realized gains (losses) on investment securities. See note 2(e) to our audited consolidated financial statements.
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
The Medicare Advantage program (including PDP) provided us a significant opportunity for growth in membership. We commenced offering Medicare Advantage products in 2005, with the introduction of our Medicare Selecto and Medicare Optimo plans. Membership enrolled in our Medicare Advantage programs increased by 71.4% in 2008; from 38,070 as of December 31, 2007 to 65,243 members as of December 31, 2008. In January 2006, we launched our stand-alone PDP plan, FarmaMed, which as of December 31, 2008 and 2007 had 10,037 and 11,175 members, respectively. We expect our Medicare Advantage enrollment to continue to grow, but not at the same pace as we have seen in the past.
The following table sets forth selected membership data as of the dates set forth below:

	As of December 31,
	2008	2007	2006

Commercial (1)	592,723	574,251	580,850
Reform(2)	527,447	353,694	357,515
Medicare (3)	75,280	49,245	41,141

Total	1,195,450	977,190	979,506

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

(2)	Includes rated and self-funded members.

(3)	Includes Medicare Advantage as well as stand-alone PDP plan membership.

Consolidated Operating Results
The following table sets forth our consolidated operating results for the years ended December 31, 2008, 2007 and 2006.

(Dollar amounts in millions)	2008	2007	2006

Years ended December 31,
Revenues:
Premiums earned, net	$1,695.5	1,483.6	1,511.6
Administrative service fees	19.2	14.0	14.1
Net investment income	56.2	47.2	42.7

Total operating revenues	1,770.9	1,544.8	1,568.4
Net realized investment (losses) gains	(13.9)	5.9	0.8
Net unrealized investment gain (loss) on trading securities	(21.1)	(4.1)	7.7
Other income (expense), net	(2.5)	3.2	2.3

Total revenues	1,733.4	1,549.8	1,579.2

Benefits and expenses:
Claims incurred	1,434.9	1,223.8	1,259.0
Operating expenses	251.9	237.5	236.1

Total operating costs	1,686.8	1,461.3	1,495.1
Interest expense	14.7	15.9	16.6

Total benefits and expenses	1,701.5	1,477.2	1,511.7

Income before taxes	31.9	72.6	67.5

Income tax expense	7.1	14.1	13.0

Net income	$24.8	58.5	54.5

Year ended December 31, 2008 compared with the year ended December 31, 2007
Operating Revenues
Consolidated premiums earned, net and administrative service fees increased by $217.1 million, or 14.5%, to $1.7 billion during the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily due to an increase in the premiums earned, net in our managed care segment, principally due to a higher volume in the Medicare Advantage business and general increases in premium rates. The administrative service fees of the managed care segment also increased during the 2008 period mostly as the result of an increased member months enrollment that is mainly attributed to the contract for the Reform’s Metro-North region, which began on November 1, 2008 on an ASO basis.
Consolidated net investment income presented an increase of $9.0 million, or 19.1%, to $56.2 million during the year ended December 31, 2008. This increase is attributed to a higher yield in 2008 as well as to a higher balance of invested assets.
Net Realized Investment Losses
Consolidated net realized investment losses of $13.9 million during the year ended December 31, 2008 are primarily the result of other-than-temporary impairments related to equity and fixed income securities amounting to $16.5 million due to other-than-temporary impairments in three equity mutual funds that replicate the Russell 1000, Standard & Poor’s 500 and EAFE indexes as well as for certain perpetual preferred securities. The other-than-temporary impairments were offset in part by $2.6 million of net realized gains from the sale of fixed income and equity securities.
Net Unrealized Loss on Trading Securities and Other Income (Expense), Net
The combined balance of our consolidated net unrealized loss on trading securities and other income (expense), net was a loss of $23.6 million during the year ended December 31, 2008, an increase of $22.7 million, as compared to the combined loss of $0.9 million in 2007. This increase is attributable to the net result of the unrealized loss on the trading portfolio, together with a decrease the fair value of the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes amounting to $4.7 million due to general market conditions. The unrealized loss experienced on trading securities represents a decrease of 36.67% and 35.78% in TSI and 36.82% in STS in the fair value of the portfolio, which is lower than the decrease experienced by the comparable indexes of 37.0% in the S&P 500 Index and 38.44% in the Russell 1000. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
Consolidated claims incurred during the year ended December 31, 2008 increased by $211.1 million, or 17.2%, to $1.4 billion when compared to the claims incurred during the year ended December 31, 2007. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment and utilization trends. The consolidated loss ratio increased by 2.1 percentage points, to 84.6% in the 2008 period, primarily due to higher utilization trends in the managed care segment for the period, particularly in the Medicare Advantage business.
Operating Expenses
Consolidated operating expenses during the year ended December 31, 2008 increased by $14.4 million, or 6.1%, to $251.9 million as compared to operating expenses during the 2007 period. This increase is primarily attributed to a higher volume of business, particularly in the Medicare business of our Managed Care segment. The consolidated operating expense ratio decreased by 1.2 percentage points, to 14.7%, during the 2008 period mainly due to the aforementioned increase in volume.
Income tax expense
The decrease in consolidated income tax expense during the year ended December 31, 2008 is primarily the result of the lower income before tax during the period. The consolidated effective tax rate for the 2008 period reflects an increase of 2.9 percentage points as compared to the 2007 period, from 19.4% in 2007 to 22.3% in 2008, due to a lower taxable income during 2008 as compared to the 2007 period.
Year ended December 31, 2007 compared with the year ended December 31, 2006
Operating Revenues
Consolidated premiums earned, net and administrative service fees decreased by $28.1 million, or 1.8%, to $1.5 billion during the year ended December 31, 2007 compared to the year ended December 31, 2006. This decrease was primarily due to a decrease in the premiums earned, net in our managed care segment, principally due to the decreased volume of the Reform business after the termination of the contract for the Metro-North region, offset in part by the growth of our Medicare Advantage business and the increases in premium rates of the Reform business during 2007.
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
Claims Incurred
Consolidated claims incurred during the year ended December 31, 2007 decreased by $35.2 million, or 2.8%, to $1.2 billion when compared to the claims incurred during the year ended December 31, 2006. This decrease is principally due to decreased claims in the managed care segment as a result of the decreased volume of the Reform business due to the termination of the contract for the Metro-North region, net of increased enrollment in the Medicare Advantage business. The consolidated loss ratio decreased by 0.8 percentage points, to 82.5% in the 2007 period. The lower loss ratio is mainly the result of an overall increase in premium rates, lower utilization trends and a change in the mix of business. During the year ended December 31, 2007, the weight in the mix of business of the managed care segment corresponding to the Reform business decreased as a result of the termination of the contract for the Metro-North area. The Reform business has a higher loss ratio than other businesses within this segment. On the other hand, the Medicare Advantage business, which at the time had a lower loss ratio than other businesses within the managed care segment, has a higher weight in the mix of business in the 2007 period.
Operating Expenses
Consolidated operating expenses during the year ended December 31, 2007 increased by $1.4 million, or 0.6%, to $237.5 million as compared to operating expenses during the 2006 period. This increase is primarily attributed to increases in professional services expense (mainly legal expenses), normal increases in payroll and payroll related expense, as well as higher technology related costs due to the new systems initiative of our managed care subsidiary. This increase is offset in part by the decrease in the operating expenses for the Reform business resulting from the reduction in volume of this business. The consolidated operating expense ratio increased by 0.4 percentage points during the 2007 period mainly due to fixed expenses not affected by a reduction in volume.
Income tax expense
The consolidated effective tax rate remained flat, with a slight increase of 0.1 percentage points, from 19.3% in 2006 to 19.4% in 2007.
Managed Care Operating Results
We offer our products in the managed care segment to three distinct market sectors in Puerto Rico: Commercial, Reform and Medicare (including Medicare Advantage and PDP). For the year ended December 31, 2008, the Commercial sector represented 43.3% and 37.7% of our consolidated premiums earned, net and operating income, respectively. During the same period the Reform sector represented 20.1% and 12.5%, of our consolidated premiums earned, net and our operating income, respectively. Premiums earned, net and operating income generated from our Medicare contracts (including PDP) during the year ended December 31, 2008 represented 25.9% and 12.4%, respectively, of our consolidated earned premiums, net and operating income, respectively.

(Dollar amounts in millions)	2008	2007	2006

Operating revenues:
Medical premiums earned, net:
Commercial	$734.2	718.7	713.2
Reform	340.1	327.5	455.8
Medicare	438.7	255.6	170.8

Medical premiums earned, net	1,513.0	1,301.8	1,339.8
Administrative service fees	22.5	17.2	16.9
Net investment income	23.1	19.7	18.8

Total operating revenues	1,558.6	1,338.7	1,375.5

Medical operating costs:
Medical claims incurred	1,345.4	1,133.2	1,173.6
Medical operating expenses	160.6	148.1	156.4

Total medical operating costs	1,506.0	1,281.3	1,330.0

Medical operating income	$52.6	57.4	45.5

Additional data:
Member months enrollment:
Commercial:
Fully-insured	4,947,854	4,983,980	5,272,987
Self-funded	2,049,140	1,930,850	1,861,833

Total Commercial member months	6,996,994	6,914,830	7,134,820
Reform:
Fully-insured	4,101,905	4,262,248	6,484,270
Self-funded	376,975	—	—

Total Reform member months	4,478,880	4,262,248	6,484,270
Medicare:
Medicare Advantange	727,274	416,512	281,274
Stand-alone PDP	127,658	137,528	180,444

Total Medicare member months	854,932	554,040	461,718

Total member months	12,330,806	11,731,118	14,080,808

Medical loss ratio	88.9%	87.0%	87.6%
Operating expense ratio	10.5%	11.2%	11.5%

Year ended December 31, 2008 compared with the year ended December 31, 2007
Medical Operating Revenues
Medical premiums earned during 2008 increased by $211.2 million, or 16.2%, to $1.5 billion when compared to earned premiums during 2007. This increase is principally the result of the following:
•	Medical premiums generated by the Medicare business increased by $183.1 million, or 71.6%, to $438.7 million, primarily due to an increase in member months enrollment of 300,892, or 54.3%, and a change in the mix of products. The increase in member months is the net result of an increase of 310,762, or 74.6%, in the membership of our Medicare Advantage products, mainly in dual eligible members, and a decrease of 9,870, or 7.2%, in the membership of our PDP product.

•	Medical premiums generated by the Commercial business increased by $15.5 million, or 2.2%, to $734.2 million during 2008. This fluctuation is primarily the net result of an increase in the average premium rates of approximately 4.4% offset in part by a decrease in fully-insured member months enrollment of 36,126 or 0.7%.

•	Medical premiums earned of the Reform business increased by $12.6 million, or 3.8%, to $340.1 million during 2008. This fluctuation is primarily due to the increases in premium rates of approximately 10% effective on July 1, 2008 and during 2007 of 8.6%, partially offset by a decrease in member months enrollment of 160,343, or 3.8%.

Administrative service fees increased by $5.3 million, or 30.8%, to $22.5 million during the 2008 period. This fluctuation is primarily due to an increase in member months enrollment of self-funded arrangements of 495,265, or 25.7%. The higher member months enrollment is mainly the result of the contract for the Reform’s Metro-North region, which began on November 1, 2008. This contract is on an ASO basis and represented an increase in member months of 376,975.
Medical Claims Incurred
Medical claims incurred during the year ended December 31, 2008 increased by $212.2 million, or 18.7%, to $1.3 billion when compared to the year ended December 31, 2007. The medical loss ratio (MLR) of the segment increased 1.9 percentage points during 2008, to 88.9%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Medicare business increased by $190.0 million during the 2008 period mainly as the result of the increase in member months and a higher MLR by 10.0 percentage points. The higher MLR is in part due to the effect of prior period reserve developments and to higher utilization trends. Excluding the effect of prior period reserve developments in the 2007 and 2008 periods, the MLR increased by 7.1 percentage points. The increase in utilization trends is primarily the result of higher utilization in outpatient visits and drug benefits for the dual eligible product. The higher MLR is also the result of a change in enrollment mix between dual and non-dual eligible members within the business. Member months during the year ended December 31, 2008 have a higher concentration of dual eligible members than the prior year. Dual eligible members have higher utilization and MLR than non-dual eligible members.

•	The medical claims incurred of the Reform business increased by $16.9 million during the 2008 period and its MLR increased by 1.6 percentage points during the year ended December 31, 2008. The higher MLR is primarily the effect of prior period reserve developments and the retroactive premium rate increase received by this business during June 2007 amounting to $2.8 million corresponding to 2006. Excluding the effect of prior period reserve developments in the 2007 and 2008 periods and considering the effect of this retroactive premium rate increase, the MLR actually decreased by 1.5 percentage points during the 2008 period.

•	The medical claims incurred of the Commercial business increased by $5.3 million during the 2008 period and its MLR decreased by 1.2 percentage points during the year ended December 31, 2008. The lower MLR is primarily the result of the re-pricing or termination of less profitable groups, cost containment initiatives and lower utilization trends in drug and medical services.
Medical Operating Expenses
Medical operating expenses for the year ended December 31, 2008 increased by $12.5 million, or 8.4%, to $160.6 million when compared to 2007. This increase is primarily attributed to the higher volume of the segment, particularly in the Medicare business. The segment’s operating expense ratio decreased by 0.7 percentage points during the 2008 period, to 10.5%.
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
Medical Claims Incurred
Medical claims incurred during the year ended December 31, 2007 decreased by $40.4 million, or 3.4%, to $1.1 billion when compared to the year ended December 31, 2006. The decrease in medical claims incurred is mostly related to the medical claims incurred of the Reform business, which decreased by $119.9 million due its decreased enrollment, partially offset by a combined increase of $85.7 million in the medical claims incurred of the Medicare Advantage and PDP businesses due to an increase in members. The medical loss ratio decreased by 0.6 percentage points during the 2007 period, to 87.0%, primarily due to an overall increase in premium rates, lower utilization trends and a change in the mix of business of the segment. During the year ended December 31, 2007 the weight in the mix of business corresponding to the Reform business decreased as a result of the termination of the contract for the Metro-North area. The Reform business has a higher medical loss ratio than other businesses within the segment. On the other hand, the Medicare Advantage business, which at this time had a lower medical loss ratio than other businesses, had a higher weight in the mix of business in the 2007 period.
Medical Operating Expenses
Medical operating expenses for the year ended December 31, 2007 decreased by $8.3 million, or 5.3%, to $148.1 million when compared to 2006. This decrease is primarily attributed to the decrease in direct costs of the Reform business due to its reduction in volume. The segment’s operating expense ratio decreased by 0.3 percentage points during the 2007 period, to 11.2%.

Life Insurance Operating Results

(Dollar amounts in millions)	2008	2007	2006

Years ended December 31,
Operating revenues:
Premiums earned, net
Premiums earned, net	$100.1	97.4	91.9
Premiums earned ceded	(7.6)	(8.8)	(9.7)
Assumed premiums earned	—	—	4.4

Net premiums earned	92.5	88.6	86.6
Commission income on reinsurance	0.3	0.3	0.3

Premiums earned, net	92.8	88.9	86.9
Net investment income	16.5	15.0	13.7

Total operating revenues	109.3	103.9	100.6

Operating costs:
Policy benefits and claims incurred	47.4	45.7	43.6
Underwriting and other expenses	49.4	47.5	45.8

Total operating costs	96.8	93.2	89.4

Operating income	$12.5	10.7	11.2

Additional data:
Loss ratio	51.1%	51.4%	50.2%
Expense ratio	53.2%	53.4%	52.7%
Year ended December 31, 2008 compared with the year ended December 31, 2007
Operating Revenues
Premiums earned, net for the segment increased by $3.9 million, or 4.4%, to $92.8 million during the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily as the result of higher sales in the Cancer and Home Service lines of business during 2008.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the year ended December 31, 2008 increased by $1.7 million, or 3.7%, to $47.4 million in 2008. This increase is primarily the result of an increased in claims incurred in the Disability and Cancer lines of business. Despite the higher claim experience, as a result of the increased volume of premiums, the segment experienced a lower loss ratio by 0.3 percentage points, to 51.1%.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $1.9 million, or 4.0%, to $49.4 million during the year ended December 31, 2008 primarily as a result of higher net commissions attributable to new business. The segment’s operating expense ratio decreased by 0.2 percentage points during 2008, from 53.4% in 2007 to 53.2% in 2008.
Year ended December 31, 2007 compared with the year ended December 31, 2006
Operating Revenues
Premiums earned, net for the segment increased by $2.0 million, or 2.3%, to $88.9 million during the year ended December 31, 2007 as compared to the year ended December 31, 2006, principally reflecting the acquisition of GA Life effective January 31, 2006. This increase is principally the result of the following:

•	The premiums earned generated by the segment increased by $5.5 million, or 6.0%, to $97.4 million during the 2007 period. Premiums earned by GA Life during the month of January 2006 were $6.6 million, which are not reflected in our consolidated financial statements. Eliminating the effect of GA Life’s premiums for the month of January 2006, the premiums earned in the segment decreased by $1.1 million primarily the result of lower sales in the Group Disability and Group Life businesses offset in part by an increase in the premiums of the Individual Life and Cancer businesses.

•	On December 22, 2005, we entered into a coinsurance funds withheld agreement with GA Life pursuant to which our former subsidiary SVTS assumed 69% of all the business written by GA Life (prior to its acquisition by us) as of and after the effective date of the agreement. Our results reflect premiums assumed under this agreement of $4.4 million, which represents our share of premiums for the month of January 2006 under the coinsurance agreement. The effects of the reinsurance transactions corresponding to this agreement were eliminated for consolidated financial statement purposes for the period following January 31, 2006.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the year ended December 31, 2007 increased by $2.1 million, or 4.8%, to $45.7 million in the 2007 period when compared to the 2006 period, principally reflecting the acquisition of GA Life effective January 31, 2006. Policy benefits and claims incurred by GA Life during the month of January 31, 2006, net of the effect of the coinsurance agreement, were $1.0 million. Eliminating the effect of GA Life’s policy benefits and claims incurred for the month of January 2006, this segment presented an increase of $1.1 million. This increase is primarily driven by increases in the benefits of the Cancer and Group Life businesses, as well as to an increase in policy surrenders. These increases were partially offset by decreases in the benefits of the Group Disability and Individual Life businesses. The segment’s loss ratio increased by 1.2 percentage points, from 50.2% in 2006 to 51.4% in the 2007 period, principally as a result of the inclusion of twelve months of GA Life benefits and claims incurred in the 2007 period (as compared to eleven months in 2006) and a higher loss ratio in the cancer business.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $1.7 million, or 3.7%, to $47.5 million during the year ended December 31, 2007. Considering the effect of underwriting and other expenses of $1.7 million incurred by GA Life during the month of January 2006, net of the effect of the coinsurance agreement, the underwriting and other expenses of the segment remained flat during the 2007 period. The segment’s operating expense ratio increased by 0.7 percentage points during the year 2007, from 52.7% in 2006 to 53.4% in 2007.

Property and Casualty Insurance Operating Results

(Dollar amounts in millions)	2008	2007	2006

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$168.0	170.9	158.9
Premiums ceded	(72.1)	(69.1)	(65.7)
Change in unearned premiums	(2.1)	(4.9)	(4.7)

Premiums earned, net	93.8	96.9	88.5
Net investment income	12.5	11.8	9.6

Total operating revenues	106.3	108.7	98.1

Operating costs:
Claims incurred	42.1	44.9	41.7
Underwriting and other operating expenses	51.1	53.1	45.2

Total operating costs	93.2	98.0	86.9

Operating income	$13.1	10.7	11.2

Additional data:
Loss ratio	44.9%	46.3%	47.1%
Expense ratio	54.5%	54.8%	51.1%
Combined ratio	99.4%	101.1%	98.2%

Year ended December 31, 2008 compared with the year ended December 31, 2007
Operating Revenues
Total premiums written during the year ended December 31, 2008 decreased by $2.9 million, or 1.7%, to $168.0 million. This fluctuation is mostly due to the decrease in the premiums written for the Commercial Auto and inland marine insurance policies amounting to $7.3 million. These decreases were partially offset by increases in the Commercial Multi-Peril and Dwelling insurance policies of $4.4 million. The Commercial products are under soft market conditions reducing premiums and increasing competition for renewals and new business. The Auto insurance products have been affected by lower economic activity in sales and auto loan originations.
Premiums ceded to reinsurers increased by $3.0 million, or 4.3%, to $72.1 million during the year ended December 31, 2008. The ratio of premiums ceded to premiums written increased by 2.5 percentage points, from 40.4% in 2007 to 42.9% in 2008, primarily due to the effect of non-proportional reinsurance treaties in relation to the level of premiums written as well as to the mix of business. The cost of non-proportional treaties is negotiated for the whole year based on expected premium volume; however, since volume for the year was lower than expected, the cost of reinsurance as a percentage of premiums was higher.
The change in unearned premiums presented a decrease of $2.8 million when compared to the prior year as the result of the lower volume of business written during the period.
Claims Incurred
Claims incurred during the year ended December 31, 2008 decreased by $2.8 million, or 6.2%, to $42.1 million. The loss ratio decreased by 1.4 percentage points during this period, to 44.9% in 2008, primarily as the result of the segment’s underwriting guidelines focus on good selection, disciplined pricing, well diversified business, and with a low risk profile. In addition, we have made enhancements to the claims handling process to speed up claims processing. These efforts have resulted in improved loss ratios in the Commercial Multi-Peril and Liability coverages.
Underwriting and Other Operating Expenses
Underwriting and other operating expenses for the year ended December 31, 2008 decreased by $2.0 million, or 3.8%, to $51.1 million. The operating expense ratio decreased by 0.3 percentage points during the same period, to 54.5% in 2008. This decrease is primarily due to a lower net commission expense resulting from the segment’s lower volume of business.
Year ended December 31, 2007 compared with the year ended December 31, 2006
Operating Revenues
Total premiums written during the year ended December 31, 2007 increased by $12.0 million, or 7.6%, to $170.9 million, principally as a result of increases in the commercial multi-peril, auto and dwelling lines of business of $11.2 million.
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
Liquidity and Capital Resources
Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(dollar amounts in millions)	2008	2007	2006

Years ended December 31,
Sources of cash:
Cash provided by operating activities	$—	115.9	75.6
Net proceeds from investments sold	—	1.0	—
Proceeds from long-term borrowings	—	—	35.0
Proceeds from annuity contracts	8.0	6.1	6.0
Net proceeds from initial public offering	—	70.3	—
Other	18.3	—	—

Total sources of cash	26.3	193.3	116.6

Uses of cash:
Cash used in operating activities	(3.0)	—	—
Net purchases of investment securities	(178.6)	—	(9.3)
Acquisition of GA Life, net of cash acquired	—	—	(27.8)
Capital expenditures	(22.4)	(9.4)	(11.9)
Dividends	—	(2.4)	(6.2)
Payments of long-term borrowings	(1.6)	(12.1)	(2.5)
Payments of short-term borrowings	—	—	(1.7)
Surrenders of annuity contracts	(7.1)	(7.4)	(16.0)
Repurchase and retirement of common stock	(7.6)	—	—
Other	—	(3.4)	(8.7)

Total uses of cash	(220.3)	(34.7)	(84.1)

Net increase (decrease) in cash and cash equivalents	$(194.0)	158.6	32.5

Year ended December 31, 2008 compared to year ended December 31, 2007
Cash flows from operating activities decreased by $118.9 million for the year ended December 31, 2008, principally due to the effect of an increase in the amount of claims paid of $246.3 million; offset in part by an increase in premiums collected of $128.2 million. These fluctuations are primarily the result of the higher volume and increased utilization trends in our managed care segment, particularly in the Medicare business. The increase in premiums collected would have been higher when considering the $22.8 million of managed care premiums collected in December 2007 but corresponding to January 2008. In addition, as of December 31, 2008 the managed care segment experienced a significant increase in its premiums receivable amounting to $41.1 million, mostly from the government of Puerto Rico and its instrumentalities. A significant amount of these balances has been collected by the managed care segment subsequent to December 31, 2008.
The increase in the other sources of cash of $18.3 million is attributed to a higher balance in outstanding checks over bank balances in 2008.

Net acquisitions of investment securities increased by $179.6 million during the year ended December 31, 2008, principally as the result of acquisitions of available for sale securities mainly in our managed care segment and the effect of purchases of investments with trade date in December 2007 and a settlement date in January 2008, amounting to $117.5 million.
Capital expenditures increased by $13.0 million as a result of the capitalization of costs related to the new systems initiative in our managed care segment.
On December 8, 2008 we announced the immediate commencement of our $40.0 million share repurchase program. As of December 31, 2008, we have paid approximately $7.6 million under our stock repurchase program.
We repaid upon its maturity on August 1, 2007 the outstanding balance of $10.5 million of one of our secured term loans.
In March 2007, we declared and paid dividends to our stockholders of $2.4 million.
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
Proceeds from long-term borrowings amounted to $35.0 million during 2006 as a result of the issuance and sale of our 6.7% senior unsecured notes during the first quarter of 2006, which were used for the acquisition of GA Life.
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
Financing and Financing Capacity
We have several short-term facilities available to address timing differences between cash receipts and disbursements. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of December 31, 2008, we had $131.0 million of available credit under these facilities. There were no outstanding short-term borrowings under these facilities as of December 31, 2008.
As of December 31, 2008, we had the following senior unsecured notes payable:
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
The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain covenants. At December 31, 2008, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
In addition, as of December 31, 2008 we are a party to a secured term loan with a commercial bank, FirstBank Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayment of $0.1 million. As of December 31, 2008, this secured loan had an outstanding balance of $24.3 million and an average annual interest rate of 2.4%.
This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of December 31, 2008, we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loan’s outstanding balances. Principal repayments on this loan are expected to be paid out from our operating and investing cash flows.
We were also a party to another secured loan whose outstanding balance of $10.5 million was repaid upon its maturity on August 1, 2007.
We anticipate that we will have sufficient liquidity to support our currently expected needs.
Planned Capital Expenditures
During 2005, our managed care business began a project to change a significant part of its operations computer system. This project is expected to be carried out in phases until 2012 at a cost of approximately $64.0 million. Our managed care business expects to incur costs of approximately $26 million during 2008. We estimate that $17 million of the costs expected to be incurred in 2009 will be capitalized over the system’s useful life and the remaining amount will be expensed. This amount is expected to be paid out of the operating cash flows of our managed care business.
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
The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, and excludes an estimate of the future cash outflows related to the following liabilities:

•	Unearned premiums — This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow. As of December 31, 2008, we had $110.1 million in unearned premiums.

•	Policyholder deposits — The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain. There are currently no significant policyholder deposits in paying status. As of December 31, 2008, our policyholder deposits had a carrying amount of $48.7 million.

•	Other long-term liabilities — Due to the indeterminate nature of their cash outflows, $64.5 million of other long-term liabilities are not reflected in the following table, including $44.1 million of liability for the pension benefits and $11.2 million in liabilities to the Federal Employees’ Health Benefits Plan Program.

		Contractual obligations by year
(Dollar amounts in millions)	Total	2009	2010	2011	2012	2013	Thereafter

Long-term borrowings (1)	$283.4	11.7	11.6	11.6	11.5	11.5	225.5
Operating leases	16.9	6.0	4.4	2.7	1.2	0.5	2.1
Purchase obligations (2)	151.6	148.5	1.3	1.1	0.5	0.2	—
Claim liabilities (3)	293.3	206.2	52.3	11.3	10.5	5.5	7.5
Estimated obligation for future policy benefits (4)	994.9	70.2	61.3	57.8	55.0	52.6	698.0

	$1,740.1	442.6	130.9	84.5	78.7	70.3	933.1

(1)	As of December 31, 2008, our long-term borrowings consist of our managed care subsidiary’s 6.3% senior unsecured notes payable (which are unconditionally guaranteed as to payment of principal, premium, if any, and interest by us), our 6.6% senior unsecured notes payable, our 6.7% senior unsecured notes payable, and a loan payable to a commercial bank. Total contractual obligations for long-term borrowings include the current maturities of long term debt. For the 6.3%, 6.6% and 6.7% senior unsecured notes, scheduled interest payments were included in the total contractual obligations for long-term borrowings until the maturity dates of the notes in 2019, 2020, and 2021, respectively. We may redeem the notes starting five years after issuance; however no redemption is considered in this schedule. The interest payments related to our loan payable were estimated using the interest rate applicable as of December 31, 2008. The actual amount of interest payments of the loans payable will differ from the amount included in this schedule due to the loans’ variable interest rate structure. See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.

(2)	Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction. Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above. Estimated pension plan contributions amounting to $7 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.

(3)	Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses. This amount does not include an estimate of claims to be incurred subsequent to December 31, 2008. The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future. Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $30.4 million of reserves had been ceded at December 31, 2008.

(4)	Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy. We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns. The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type. All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2008, and are gross of any reinsurance recoverable. The $994.9 million total estimated cash flows for all years in the table is different from the liability of future policy benefits of $207.5 million included in our audited consolidated financial statements principally due to the time value of money. Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.
Restriction on Certain Payments by the Corporation’s Subsidiaries
Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico. These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by the insurance subsidiaries to TSM. Our managed care subsidiary is required to have minimum capital of $1.0 million, our life insurance subsidiary is required to have minimum capital of $2.5 million and our property and casualty insurance subsidiary is required to have minimum capital of $3.0 million. As of December 31, 2008, our insurance subsidiaries were in compliance with such minimum capital requirements.
During 2008, the Commissioner of Insurance approved the requirement to use the National Association of Insurance Commissioners’ (NAIC) RBC Model Act by all local insurers in determining minimum capital level. This requirement goes into effect in 2009, and will be phased in over a five-year period.
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
Solvency Regulation
To monitor the solvency of the operations, the BCBSA requires us and our managed care subsidiary to comply with certain specified levels of risk-based capital (RBC). RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio). The RBC ratio reflects the risk profile of insurance companies. At December 31, 2008, both we and our managed care subsidiary’s estimated RBC ratio were above the 200% of our RBC required by the BCBSA and the 375% of our RBC level required by the BCBSA to avoid monitoring.

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
Guarantee Associations
To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared to be insolvent. These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged. During the years ended December 31, 2008 and 2007, no assessment or payment was made in connection with insurance companies declared insolvent. During 2006, we paid assessments in connection with insurance companies declared insolvent in the amount of $1.0 million. It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.
Pursuant to the Puerto Rico Insurance Code, our property and casualty insurance subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED) and of the Sindicato de Aseguradores de Responsabilidad Profesional para Médicos. Both syndicates were organized for the purpose of underwriting medical-hospital professional liability insurance. As a member, the property and casualty insurance segment shares risks with other member companies and, accordingly, is contingently liable in the event the previously mentioned syndicates cannot meet their obligations. During 2008, 2007 and 2006, no assessment or payment was made for this contingency. It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.
In addition, pursuant to Article 12 of Rule LXIX of the Insurance Code, our property and casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association). The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998. As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code. During the years 2008, 2007 and 2006, the Association distributed a dividend based on the good experience of the business amounting to $1.1 million, $1.0 million and $0.8 million, respectively.
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
Claim Liabilities
Claim liabilities as of December 31, 2008 by segment were as follows:

			Property and
	Managed	Life	Casualty
(Dollar amounts in millions)	Care	Insurance	Insurance	Consolidated

Claims processed and incomplete (1)	$78.2	31.3	46.6	156.1
Unreported losses (2)	119.3	8.3	22.5	150.1
Unpaid loss-adjustment expenses (3)	4.4	0.3	12.8	17.5

	$201.9	39.9	81.9	323.7

(1)	The liability for claims processed and incomplete represents those claims that have been incurred and reported to us that remain unpaid as of the balance sheet date. This amount includes claims that have been investigated and adjusted but have not been paid as well as those reported claims that have not gone through the investigation and adjustment process.

(2)	The liability for estimated unreported losses is the amount needed to provide for the estimated ultimate cost of settling those claims related to insured events that have occurred but have not been reported to us.

(3)	The liability for unpaid loss-adjustment expenses is the amount needed to provide for the estimated ultimate cost required to investigate and adjust claims related to insured events that have occurred as of the balance sheet date, whether or not the claims have been reported to us at that date.
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
We recognize claim liabilities as follows:
Managed Care Segment
At December 31, 2008, claim liabilities for the managed care segment amounted to $201.9 million and represented 62.4% of our total consolidated claim liabilities and 19.0% of our total consolidated liabilities.
Liabilities for reported but incomplete claims are recorded at the contractual rate. Liabilities for unreported losses are determined employing actuarial methods that are commonly used by managed care actuaries and meet Actuarial Standards of Practice, which require that the claim liabilities be adequate under moderately adverse circumstances. The segment determines the amount of the liability for unreported losses by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project a best estimate of claim liabilities. Under this process, historical claims incurred dates are compared to actual dates of claims payment. This information is analyzed to create “completion” or “development” factors that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the total expected claims incurred. The majority of unpaid claims, both reported and unreported, for any period, are those claims which are incurred in the final months of the period. Since the percentage of claims paid during the period with respect to claims incurred in those months is generally very low, the above-described completion factor methodology is less reliable for such months. In order to complement the analysis to determine the unpaid claims, historical completion factors and payment patterns are applied to incurred and paid claims for the most recent twelve months and compared to the prior twelve month period. Incurred claims for the most recent twelve months also take into account recent claims expense levels and health care trend levels (trend factors). Using all of the above methodologies, our actuaries determine based on the different circumstances the unpaid claims as of the end of period.
Because the reserve methodology is based upon historical information, it must be adjusted for known or suspected operational and environmental changes. These adjustments are made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed.
Circumstances to be considered in developing our best estimate of reserves include changes in enrollment, utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, regulatory and legislative requirements, claim processing patterns, and claim submission patterns. A comparison or prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination. In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability. Changes in such development are recorded as a change to current period benefit expense. The re-estimates or recasts are done monthly for the previous four calendar quarters. On average, about 77% of the claims are paid within three months after the last day of the month in whish they were incurred and about 13% are within the next three months, for a total of 90% paid within six months after the last day of the month in which they were incurred.
Management regularly reviews its assumptions regarding claim liabilities and makes adjustments to claims incurred when necessary. If management’s assumptions regarding cost trends and utilization are significantly different than actual results, our statement of earning and financial position could be impacted in future periods. Changes to prior year estimates may result in an increase in claims incurred or a reduction of claims incurred in the period the change is made. Further, due to the considerable variability of health care costs, adjustments to claims liabilities are made in each period and are sometimes significant as compared to the net income recorded in that period. Prior year development of claim liabilities is recognized immediately upon the actuary’s judgment that a portion of the prior year liability is no longer needed or that an additional liability should have been accrued. Health care trends are monitored in conjunction with the claim reserve analysis. Based on these analyses, rating trends are adjusted to anticipate future changes in health care cost or utilization. Thus, the managed care segment incorporated those trends as part of the development of premium rates in an effort to keep premium rating trends in line with claims trends.
As described above, completion factors and claims trend factors can have a significant impact on determination of our claim liabilities. The following example provides the estimated impact on our December 31, 2008 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:

(Dollar amounts in millions)
Completion Factor[1]		Claims Trend Factor[2]
(Decrease) Increase		(Decrease) Increase
	In unpaid claim	In claims trend	In unpaid claim
In completion factor	liabilities	factor	liabilities

(0.6)%	$11.2	(0.6)%	$6.0
(0.4)%	7.5	(0.4)%	4.0
(0.2)%	3.7	(0.2)%	2.0
0.2%	(3.7)	0.2%	(2.0)
0.4%	(7.4)	0.4%	(4.0)
0.6%	(11.0)	0.6%	(6.0)

[1]	Assumes (decrease) increase in the completion factors for the most recent twelve months.

[2]	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.
The segments’ reserving practice is to consistently recognize the actuarial best estimate as the ultimate liability for claims within a level of confidence required by actuarial standards. Management believes that the methodology for determining the best estimate for claim liabilities at each reporting date has been consistently applied.
Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year-end are continually reviewed and re-estimated as information regarding actual claims payments, or run-out becomes known. This information is compared to the originally established year-end liability. Negative amounts reported for incurred claims related to prior years result from claims being settled for amounts less than originally estimate. The reverse is true of reserve shortfalls. Medical claim liabilities are usually described as having a “short tail: which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 95%, of any redundancy or shortfall relates to claims incurred in the previous calendar year-end, with the remaining 5% related to claims incurred prior to the previous calendar year-end. In 2005, the managed care segment began offering Medicare Advantage products for the first time. There has been a rapid growth in this line of business-from minimal enrollment in 2005 to approximately 75,000 members by the end of 2008. There have been some increases in both completion and trend factors because of the growth of this business. The effect should lessen with the maturity of this business. Management has not noted any significant emerging trends in claim frequency and severity, other than as described above, and the normal fluctuations in utilization trends from year to year.
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

(Dollar amounts in millions	2007	2006	2005

Years ended December 31,
Total incurred claims:
As reported (1)	$1,156.8	1,184.3	1,148.2
On a retrospective basis	1,149.2	1,160.7	1,137.5

Variance	$7.6	23.6	10.7

Variance to total incurred claims as reported	0.7%	2.0%	0.9%

(1)	Includes total claims incurred less adjustments for prior year reserve development.

Management expects that substantially all of the development of the 2008 estimate of medical claims payable will be known during 2009 and that the variance of the total incurred claims on a retrospective basis when compared to reported incurred claims will be similar to the prior years.
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
Life Insurance Segment
At December 31, 2008, claim liabilities for the life insurance segment amounted to $39.9 million and represented 12.3% of total consolidated claim liabilities and 3.7% of our total consolidated liabilities.
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
Property and Casualty Insurance Segment
At December 31, 2008, claim liabilities for the property and casualty insurance segment amounted to $81.9 million and represented 25.3% of the total consolidated claim liabilities and 7.7% of our total consolidated liabilities.
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
At December 31, 2008, the actuarial reserve range determined by the actuaries was from $79.2 million to $89.7 million. Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves. Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to more mature accident years and less volatile lines of business. Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.3 million.
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
The managed care and property and casualty business acquisition costs consist of commissions incurred during the production of business and are deferred and amortized ratably over the terms of the policies.
Impairment of Investments
Impairment of an investment exists if a decline in the estimated fair value is below the amortized cost of the security. When this happens, an evaluation of whether that impairment is other than temporary is necessary. This evaluation is subjective and requires a high degree of judgment. Management regularly reviews each investment security for impairment based on criteria that include the extent to which cost exceeds estimated fair value, general market conditions (like changes in interest rates), our ability and intent to hold the security until recovery in estimated fair value, the duration of the estimated fair value decline and the financial condition and specific prospects for the issuer. Management regularly performs market research and monitors market conditions to evaluate impairment risk. A decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost, which is deemed to be other than temporary, results in a reduction of the carrying amount to its fair value. The impairment is charged to operations when that determination is made and a new cost basis for the security is established.
During the years ended December 31, 2008, 2007 and 2006 we recognized other-than-temporary impairments amounting to $16.5 million, $1.1 million and $2.1 million, respectively, on equity securities and perpetual preferred stocks classified as available for sale. As of December 31, 2008, of the total amount of investments in securities of $1,010.3 million, $32.2 million, or 3.2%, are classified as trading securities, and thus are recorded at fair value with changes in estimated fair value recognized in the statement of operations. The remaining $978.1 million is classified as either available-for-sale or held-to-maturity and consists of high-quality investments. Of this amount, $805.0 million, or 82.3%, are securities in obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of the Commonwealth of Puerto Rico, municipal securities, obligations of U.S. states and its political subdivisions, mortgage backed and collateralized mortgage obligations that are U.S. agency-backed. The remaining $173.1 million, or 17.7%, are from corporate fixed, equity securities and mutual funds. Gross unrealized losses as of December 31, 2008 of the available-for-sale and held-to-maturity portfolios amounted to $7.9 million.
The impairment analysis as of December 31, 2008 and 2007 indicated that, other than the equity security for which an other-than-temporary impairment was recognized, none of the securities whose carrying amount exceeded its estimated fair value was other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuer, movement of interest rates, specific situations within corporations, among others. Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses related to other-than-temporary declines being charged against future income.
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
A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008 and 2007 is included in note 3 to the audited consolidated financial statements.
Allowance for Doubtful Receivables
We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables. The allowance for doubtful receivables amounted to $14.7 million and $15.9 million as of December 31, 2008 and 2007, respectively. The amount of the allowance is based on the age of unpaid accounts, information about the customer’s creditworthiness and other relevant information. The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known. In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts. These percentages are based on our collection experience and are periodically evaluated. A significant change in the level of uncollectible accounts would have a material effect on our results of operations.
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
Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) No. 157, Fair Value Measurements. FAS 157 defines fair value, establishes a framework for the measurement of fair value, and enhances disclosures about fair value measurements. FAS 157 does not require any new fair value measurements. We adopted FAS 157 on January 1, 2008. This adoption did not have an impact on our financial position or results of operations. See Note 8 to the audited consolidated financial statements for disclosure related to FAS 157.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. FAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. We adopted FAS 159 on January 1, 2008. We have chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP. Accordingly, the adoption of FAS 159 did not have an impact on our financial position or operating results.
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
In December 2008, the FASB issued a FASB Staff Position (FSP) amending FASB 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP requires employers to disclose information about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by FAS 157, Fair Value Measurements. The disclosures about plan assets required by this FSP are required for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier application of the provisions of this FSP is permitted.
There were no other new accounting pronouncements issued during the year ended December 31, 2008 that had a material impact on our financial position, operating results or disclosures.
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
Our investment portfolio is predominantly comprised of obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of state and political subdivisions, obligations of the Commonwealth of Puerto Rico, municipal securities and obligations of U.S. states and its political subdivisions and obligations from U.S. and Puerto Rican government instrumentalities. These investments comprised approximately 82.3% of the total portfolio value as of December 31, 2008, of which 15.0% consisted of U. S. agency-backed mortgage backed securities and collateralized mortgage obligations. The remaining balance of the investment portfolio consists of an equity securities portfolio that seeks to replicate the S&P 500 Index, a large-cap growth index, a large-cap value index, mutual funds, investments in local stocks from well-known financial institutions and investments in corporate bonds.
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

Risk Measurement
Trading Portfolio
Our trading securities are a source of market risk. As of December 31, 2008, our trading portfolio was comprised of investments in publicly-traded common stocks. The securities in the trading portfolio are believed by management to be high quality and are diversified across industries and readily marketable. Trading securities are recorded at fair value, and changes in fair value are included in operations. The fair value of the investments in trading securities is exposed to equity price risk. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2008 and 2007, the hypothetical loss in the fair value of these investments would have been approximately $3.2 million and $6.7 million, respectively.
Other than Trading Portfolio
Our available-for-sale and held-to-maturity securities are also a source of market risk. As of December 31, 2008 approximately 96.8% and 100.0% of our investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed income securities. The remaining balance of the available-for-sale portfolio is comprised of equity securities. Available-for-sale securities are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The fair value of the investments in the other-than-trading portfolio is exposed to both interest rate risk and equity price risk.
Interest Rate Risk
We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies. From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200 and 300 basis point rate shifts. Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths. Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc. Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available. The following table sets forth the result of this analysis for the years ended December 31, 2008 and 2007.

(Dollar amounts in millions)
	Expected	Amount of	%
Change in Interest Rates	Fair Value	Decrease	Change

December 31, 2008:
Base Scenario	$910.7
+100 bp	891.0	(19.7)	(2.2)%
+200 bp	844.9	(65.8)	(7.2)%
+300 bp	787.7	(123.0)	(13.5)%

December 31, 2007:
Base Scenario	$867.5
+100 bp	819.3	(48.2)	(5.6)%
+200 bp	777.3	(90.2)	(10.4)%
+300 bp	732.6	(134.9)	(15.6)%
We believe that an interest rate shift in a 12-month period of 100 basis points represents a moderately adverse outcome, while a 200 basis point shift is significantly adverse and a 300 basis point shift is unlikely given historical precedents. Although we classify 97.5% of our fixed income securities as available-for-sale, our cash flows and the intermediate duration of our investment portfolio should allow us to hold securities until maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.
Equity Price Risk
Our equity securities in the available-for-sale portfolio are comprised primarily of stock of several Puerto Rican financial institutions and mutual funds. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2008 and 2007, the hypothetical loss in the fair value of these investments would have been approximately $6.9 million and $7.1 million, respectively.
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
We have invested in derivative instruments with a market value of approximately $11.1 million and $14.6 million as of December 31, 2008 and 2007 in order to diversify our investment in securities and participate in foreign stock markets.
In 2005, we invested in $5.0 million in each of two structured note agreements, under which the interest income received is linked to the performance of the Dow Jones Euro STOXX 50 and Nikkei 225 Equity Indices (the Indices). Under these agreements the principal invested by us is protected, the only amount that varies according to the performance of the Indices is the interest to be received upon the maturity of the instruments. Should the Indices experience a negative performance during the holding period of the structured notes, no interest will be received and no amount will be paid to the issuer of the structured notes. The contingent interest payment component within the structured note agreements meets the definition of an embedded derivative. In accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended, the embedded derivative component of the structured note is separated from the structured notes and accounted for separately as a derivative instrument. The derivative component of the structured notes exposes us to credit risk and market risk. We minimize credit risk by entering into transactions with counterparties that we believe to be high-quality based on their credit ratings. The market risk is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2008 and 2007, the fair value of the derivative component of the structured notes amounted to $1.7 million and $6.3 million, respectively, and is included within “other assets” in the consolidated balance sheets. Assuming an immediate decrease of 10% in the period-end Indices as of December 31, 2008 and 2007, the hypothetical loss in the estimated fair value of the derivative component of the structured notes would have been approximately $0.2 million and $0.6, respectively. The investment component of the structured notes, which had a fair value of $9.4 million and $8.3 million as of December 31, 2008 and 2007, respectively, is accounted for as a held-to-maturity debt security and is included within “investment in securities” in the consolidated balance sheet and its risk measurement is evaluated along the other investments in “— Other Than Trading Portfolio” above.
Item 8. Financial Statements and Supplementary Data.
Financial Statements
For our audited consolidated financial statements as of December 31, 2008 and 2007 and for the three years ended December 31, 2008 see Index to financial statements in “Item 15—Exhibits and Financial Statement Schedules” to this Annual Report on Form 10-K.
Selected Quarterly Financial Data
For the selected unaudited quarterly financial data corresponding to the years 2008 and 2007, see note 28 of the audited consolidated financial statements as of December 31, 2008 and 2007 and for the three years ended December 31, 2008.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.
None.

Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, we conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined under Exchange Act Rule 13a-15(e)), under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on this evaluation, our chief executive officer and our chief financial officer have concluded that as of December 31, 2008, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were not effective due to the material weakness described in Management’s Report on Internal Control Over Financial Reporting, below.
(b) Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of “internal control over financial reporting,” as defined under Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s chief executive officer and chief financial officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:
(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2008 due to the material weakness described below.
Our processes, procedures, and controls are not designed or operating effectively to ensure that other-than-temporary impairment (“OTTI”) on available for sale investment securities were recorded in accordance with generally accepted accounting principles. Specifically, our policies and procedures were not designed effectively to identify a complete population of available for sale investments that should be analyzed for OTTI. Also, our monitoring controls are not designed to consider factors that may indicate a decline in the value of available for sale investments is other than temporary in accordance with generally accepted accounting principles. These control deficiencies constitute a material weakness that resulted in material errors in net realized investment losses in our preliminary 2008 annual consolidated financial statements which were corrected prior to issuance of the Company’s consolidated financial statements.
KPMG LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.
(c) Changes in Internal Control Over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
(d) Remediation of Material Weakness
We are currently taking steps to enhance our OTTI evaluation and remediate this material weakness in our internal control over financial reporting, including in particular:
1.	Improving the governance process over the Company’s investment activities, by including OTTI analysis as a quarterly agenda at the meetings of our Investment Committee and report at least quarterly at the meetings of our Audit Committee.

2.	Amending and expanding our OTTI evaluation selection criteria for impaired investments to require an individual OTTI analysis for all impaired investments if such investments are impaired for more than one month over a materiality level to be determined.

3.	Preparing more robust supporting documentation and related reports used for the OTTI analysis by including additional information for those impaired investments described in the previous paragraph, addressing the reasons for the decline in value, period for which the decline has been observed, an estimate of the anticipated recovery period and its related probability of recoverability, credit ratings for the issue and issuer (where available) and any changes thereto.

4.	Implementing a procedure designed to effectively disseminate the most recent authoritative accounting pronouncements related to OTTI to ensure that our employees involved in the evaluation receive the information on a timely basis.
Management believes that these steps will remediate the material weakness by improving our systems of disclosure controls and procedures and internal control over financial reporting; however, during execution their effectiveness will be subject to testing by us, and there can be no assurance at this time that the plan will effectively remediate the material weakness described above.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Triple-S Management Corporation and Subsidiaries:
We have audited Triple-S Management Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Triple-S Management Corporation and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the other-than-temporary impairment of investment securities has been identified and included in management’s assessment. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triple-S Management Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements, and this report does not affect our report dated March 18, 2009, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, Triple-S Management Corporation and Subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ KPMG LLP
San Juan, Puerto Rico
March 18, 2009

Stamp No. 2376408 of the Puerto Rico
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
The remaining information required by this item is incorporated by reference to the sections “Nominees for Election”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Standing

Committees—Corporate Governance and Nominations Committee”, “Standing Committees—Audit Committee”, and “Standing Committees—Audit Committee Financial Experts” included in the Corporation’s definitive Proxy Statement.
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
Item 15. Exhibits and Financial Statements Schedules.
Financial Statements and Schedules

Financial Statements	Description

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2008 and 2007

F-3	Consolidated Statements of Earnings for the years ended December 31, 2008, 2007 and 2006

F-4	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006

F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

F-7	Notes to Consolidated Financial Statements — December 31, 2008, 2007 and 2006

Financial Statements Schedules	Description

S-1	Schedule II — Condensed Financial Information of the Registrant

S-2	Schedule III — Supplementary Insurance Information

Financial Statements Schedules	Description

S-3	Schedule IV — Reinsurance

S-4	Schedule V — Valuation and Qualifying Accounts
Schedule I — Summary of Investments was omitted because the information is disclosed in the notes to the audited consolidated financial statements. Schedule VI — Supplemental Information Concerning Property Casualty Insurance Operations was omitted because the schedule is not applicable to the Corporation.
Exhibits

Exhibits	Description

3(i)(a)	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i)(d) to TSM’s Annual Report on Form 10-K for the Year Ended December 31, 2007 (File No. 001-33865).

3(i)(b)	Amendment to Article Tenth of the Amended and Restated Articles of Incorporation of Triple-S Management Corporation, incorporated by reference to Exhibit 3(i)(b) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33865).

3(i)(c)	Articles of Incorporation of Triple-S Management Corporation, as currently in effect, incorporated by reference to Exhibit 3(i)(c) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33865).

3(ii)	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to TSM’s Current Report on Form 8-K filed on October 23, 2007 (File No. 001-33865)).

10.1	Agreement between the Puerto Rico Health Insurance Administration and Triple-S, Inc. for the provision of health insurance coverage to eligible population in the North and South-West Regions (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008 (File No. 001-33865)).

10.2	Extension to the agreement between the Puerto Rico Health Insurance Administration and Triple-S, Inc. for the provision of health insurance coverage to eligible population in the North and South-West regions (incorporated herein by reference to Exhibit 10.1 of TSM’s Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2008 (File No. 001-33865)).

10.3	Federal Employees Health Benefits Contract (incorporated herein by reference to Exhibit 10.5 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.4	Credit Agreement with FirstBank Puerto Rico in the amount of $41,000,000 (incorporated herein by reference to Exhibit 10.6 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.5	Credit Agreement with FirstBank Puerto Rico in the amount of $20,000,000 (incorporated herein by reference to Exhibit 10.7 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.6	Non-Contributory Retirement Program (incorporated herein by reference to Exhibit 10.8 to TSM’s General Form of Registration of

Exhibits	Description

Securities on Form 10 (File No. 001-33865)).

10.7	BCBSA Licensure Documents (incorporated herein by reference to Exhibit 10.10 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.8*	Blue Shield License and other Agreements with Blue Cross Blue Shield Association.

10.9	Stock Purchase Agreement by and between Triple-S Management Corporation and Great American Financial Resources, Inc. dated December 15, 2005 (incorporated herein by reference to Exhibit 10.9 to TSM’s Registration Statement on Form S-1 filed on November 16, 2007 (File No. 001-33865)).

10.10	Reinsurance Agreement between Great American Life Assurance Company of Puerto Rico and Seguros de Vida Triple-S, Inc. dated December 15, 2005 (incorporated herein by reference to Exhibit 10.14 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-33865)).

10.11	6.30% Senior Unsecured Notes Due September 2019 Note Purchase Agreement, dated September 30, 2004, between Triple-S Management Corporation, Triple-S, Inc. and various institutional accredited investors (incorporated herein by reference to Exhibit 10.15 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-33865)).

10.12	6.60% Senior Unsecured Notes Due December 2020 Note Purchase Agreement, dated December 15, 2005, between Triple-S Management Corporation and various institutional accredited investors (incorporated herein by reference to Exhibit 10.16 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-33865)).

10.13	6.70% Senior Unsecured Notes Due December 2021 Note Purchase Agreement, dated January 23, 2006, between Triple-S Management Corporation and various institutional accredited investors (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006 (File No. 001-33865)).

10.14	Triple-S Management Corporation 2007 Incentive Plan, dated October 16, 2007 (incorporated herein by reference to Exhibit C to TSM’s 2007 Proxy Statement (File No. 001-33865)).

10.15	Software License and Maintenance Agreement between Quality Care Solutions, Inc, and Triple-S, Inc. dated August 16, 2007 (incorporated herein by reference to Exhibit 10.15 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

10.15(a)	Addendum Number One to the Software License and Maintenance Agreement between Quality Care Solutions, Inc, and Triple-S, Inc. (incorporated herein by reference to Exhibit 10.15(a) to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

10.15(b)	Addendum Number Two to the Software License and Maintenance

Exhibits	Description

Agreement between Quality Care Solutions, Inc, and Triple-S, Inc. (incorporated herein by reference to Exhibit 10.15(b) to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

10.15(c)	Addendum Number Three to the Software License and Maintenance Agreement between Quality Care Solutions, Inc, and Triple-S, Inc. (incorporated herein by reference to Exhibit 10.15(c) to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

10.16	Work Order Agreement between Quality Care Solutions, Inc. and Triple-S, Inc. (incorporated herein by reference to Exhibit 10.16 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

10.17*	Agreement between the Puerto Rico Health Insurance Administration and Triple-S, Inc. for the provision of act as Third Party Administrator in the Metro-North Region.

11.1	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.

12.1	Statement re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio has been omitted as the detail necessary to determine the computation of the loss ratio, operating expense ratio and combined ratio can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.

21.1	List of Subsidiaries of Triple-S Management Corporation (incorporated herein by reference to Exhibit 21 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.
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

Triple-S Management Corporation Registrant

By:	/s/ Ramón M. Ruiz-Comas	Date:	March 18, 2009

Ramón M. Ruiz-Comas President and Chief Executive Officer

By:	/s/ Juan J. Román	Date:	March 18, 2009

Juan J. Román Vice President of Finance and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez	Date:	March 18, 2009

Luis A. Clavell-Rodríguez, MD Director and Chairman of the Board

By:	/s/ Vicente J. León-Irizarry	Date:	March 18, 2009

Vicente J. León-Irizarry, CPA Director and Vice-Chairman of the Board

By:	/s/ Jesús R. Sánchez-Colón	Date:	March 18, 2009

Jesús R. Sánchez-Colón, DMD Director and Secretary of the Board

By:	/s/ Adamina Soto-Martínez	Date:	March 18, 2009

Adamina Soto-Martínez, CPA Director

By:	/s/ Ms. Carmen Ana Culpeper-Ramírez	Date:	March 18, 2009

Ms. Carmen Ana Culpeper-Ramírez Director

By:	/s/ Valeriano Alicea-Cruz	Date:	March 18, 2009

Valeriano Alicea-Cruz, MD Director

By:	/s/ Mr. José Arturo Álvarez-Gallardo	Date:	March 18, 2009

Mr. José Arturo Álvarez-Gallardo Director

By:	/s/ Porfirio E. Díaz-Torres	Date:	March 18, 2009

Porfirio E. Díaz-Torres, MD Director

By:	/s/ Mr. Antonio F. Faría-Soto	Date:	March 18, 2009

Mr. Antonio F. Faría-Soto Director

By:	/s/ Manuel Figueroa-Collazo	Date:	March 18, 2009

Manuel Figueroa-Collazo, PE, Ph.D. Director

By:	/s/ José Hawayek-Alemañy	Date:	March 18, 2009

José Hawayek-Alemañy, MD Director

By:	/s/ Jaime Morgan-Stubbe	Date:	March 18, 2009

Jaime Morgan-Stubbe, Esq. Director

By:	/s/ Roberto Muñoz-Zayas	Date:	March 18, 2009

Roberto Muñoz-Zayas, MD Director

By:	/s/ Juan E. Rodríguez-Díaz	Date:	March 18, 2009

Juan E. Rodríguez-Díaz, Esq. Director

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(With Independent Auditors’ Report Thereon)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Triple-S Management Corporation:
We have audited the accompanying consolidated balance sheets of Triple-S Management Corporation and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triple-S Management Corporation and Subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
As discussed in note 16 to the consolidated financial statements, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, as of December 31, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Triple-S Management Corporation and Subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2009 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
March 18, 2009
Stamp No. 2376402 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	2008	2007
Assets
Investments and cash:
Equity securities held for trading, at fair value (cost of $40,847 in 2008 and $54,757 in 2007)	$32,184	67,158
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $879,663 in 2008 and $816,536 in 2007)	887,684	823,629
Equity securities (cost of $70,060 in 2008 and $66,747 in 2007)	68,629	71,050
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $23,063 in 2008 and $43,849 in 2007)	21,753	43,691
Policy loans	5,451	5,481
Cash and cash equivalents	46,095	240,153

Total investments and cash	1,061,796	1,251,162

Premium and other receivables, net	237,158	202,268
Deferred policy acquisition costs and value of business acquired	126,347	117,239
Property and equipment, net	58,448	43,415
Net deferred tax asset	25,195	6,783
Other assets	39,515	38,675

Total assets	$1,548,459	1,659,542

Liabilities and Stockholders’ Equity
Claim liabilities:
Claims processed and incomplete	$156,137	186,065
Unreported losses	150,079	149,996
Unpaid loss-adjustment expenses	17,494	17,769

Total claim liabilities	323,710	353,830

Liability for future policy benefits	207,545	194,131
Unearned premiums	110,141	132,599
Policyholder deposits	48,684	45,959
Liability to Federal Employees’ Health Benefits Program	11,157	21,338
Accounts payable and accrued liabilities	148,713	228,980
Borrowings	169,307	170,946
Liability for pension benefits	44,103	29,221

Total liabilities	1,063,360	1,177,004

Stockholders’ equity:
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 and 16,042,809 at December 31, 2008 and 2007, respectively	9,043	16,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 22,104,989 and 16,266,554 shares at December 31, 2008 and 2007, respectively	22,105	16,266
Additional paid-in capital	179,504	188,935
Retained earnings	292,112	267,336
Accumulated other comprehensive loss, net	(17,665)	(6,042)

	485,099	482,538

Commitments and contingencies

Total liabilities and stockholders’ equity	$1,548,459	1,659,542

See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings
Years ended December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2008	2007	2006
Revenues:
Premiums earned, net	$1,695,457	1,483,548	1,511,626
Administrative service fees	19,187	14,018	14,089
Net investment income	56,253	47,194	42,657

Total operating revenues	1,770,897	1,544,760	1,568,372

Net realized investment (losses) gains	(13,940)	5,931	837
Net unrealized investment (loss) gain on trading securities	(21,064)	(4,116)	7,699
Other income (loss), net	(2,467)	3,217	2,323

Total revenues	1,733,426	1,549,792	1,579,231

Benefits and expenses:
Claims incurred	1,434,914	1,223,775	1,258,981
Operating expenses	251,887	237,533	236,065

Total operating costs	1,686,801	1,461,308	1,495,046
Interest expense	14,681	15,839	16,626

Total benefits and expenses	1,701,482	1,477,147	1,511,672

Income before taxes	31,944	72,645	67,559

Income tax expense (benefit):
Current	11,542	15,906	15,407
Deferred	(4,388)	(1,779)	(2,381)

Total income taxes	7,154	14,127	13,026

Net income	$24,790	58,518	54,533

Basic net income per share	$0.77	2.15	2.04
Diluted net income per share	0.77	2.15	2.04
See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
and Comprehensive Income
Years ended December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

					Accumulated
	Class A	Class B	Additional		other	Total
	common	common	paid-in	Retained	comprehensive	stockholders’
	stock	stock	capital	earnings	income (loss)	equity
Balance, December 31, 2005	$26,712	—	124,052	162,964	(5,025)	308,703

Dividends declared	—	—	—	(6,231)	—	(6,231)
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(16,081)	(16,081)
Other	21	—	(21)	—	—	—
Comprehensive income:
Net income	—	—	—	54,533	—	54,533
Net unrealized change in fair value of available for sale securities	—	—	—	—	(3,212)	(3,212)
Net change in minimum pension liability	—	—	—	—	4,952	4,952
Net change in fair value of cash flow hedges	—	—	—	—	(65)	(65)

Total comprehensive income						56,208

Balance, December 31, 2006	26,733	—	124,031	211,266	(19,431)	342,599
Dividends declared	—	—	—	(2,448)	—	(2,448)
Sale of stock in public offering	(10,813)	16,100	64,992	—	—	70,279
Grant of restricted Class B common stock	—	166	—	—	—	166
Share-based compensation			34			34
Other	123	—	(122)	—	—	1
Comprehensive income:
Net income	—	—	—	58,518	—	58,518
Net unrealized change in fair value of available for sale securities	—	—	—	—	9,549	9,549
Defined benefit pension plan:
Prior service cost, net	—	—	—	—	3,935	3,935
Actuarial loss	—	—	—	—	155	155
Net change in fair value of cash flow hedges	—	—	—	—	(250)	(250)

Total comprehensive income						71,907

Balance, December 31, 2007	16,043	16,266	188,935	267,336	(6,042)	482,538

Conversion of Class A common stock to Class B common stock	(7,000)	7,000	—	—	—	—
Share-based compensation	—	—	3,268	—	—	3,268
Grant of restricted Class B common stock	—	20	—	—	—	20
Repurchase and retirement of common stock	—	(1,181)	(12,699)	—	—	(13,880)
Other	—	—	—	(14)	—	(14)
Comprehensive income:
Net income	—	—	—	24,790	—	24,790
Net unrealized change in fair value of available for sale securities	—	—	—	—	(3,952)	(3,952)
Defined benefit pension plan:
Prior service credit, net	—	—	—	—	(266)	(266)
Actuarial loss	—	—	—	—	(7,349)	(7,349)
Net change in fair value of cash flow hedges	—	—	—	—	(56)	(56)

Total comprehensive income						13,167

Balance, December 31, 2008	$9,043	22,105	179,504	292,112	(17,665)	485,099

See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2008	2007	2006
Cash flows from operating activities:
Net income	$24,790	58,518	54,533
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,367	7,562	6,443
Net amortization of investments	953	354	511
Provision for doubtful receivables	(1,180)	(2,305)	5,125
Deferred tax benefit	(12,725)	(1,779)	(2,381)
Net loss (gain) on sale of securities	13,940	(5,931)	(837)
Net unrealized (gain) loss on trading securities	21,063	4,116	(7,699)
Share-based compensation	3,268	200	—
Proceeds from trading securities sold or matured:
Equity securities	24,640	43,614	27,919
Acquisition of securities in trading portfolio:
Equity securities	(10,737)	(23,921)	(22,409)
Gain on sale of property and equipment	11	28	22
(Increase) decrease in assets:
Premiums receivable	(39,788)	(8,458)	(27,951)
Agent balances	(5,617)	(4,061)	395
Accrued interest receivable	(3,439)	(309)	588
Other receivables	58	(3,637)	(4,521)
Funds withheld reinsurance receivable	—	—	118,635
Reinsurance recoverable on paid losses	16,576	(17,872)	(6,147)
Deferred policy acquisition costs and value of business acquired	(9,108)	(5,822)	(7,026)
Other assets	4,785	(3,179)	(4,031)
Increase (decrease) in liabilities:
Claims processed and incomplete	(29,928)	38,854	2,803
Unreported losses	83	(739)	3,342
Loss-adjustment expenses	(275)	1,033	1,791
Liability for future policy benefits	13,414	13,711	14,022
Liability for future policy benefits related to funds withheld reinsurance	—	—	(118,635)
Unearned premiums	(22,458)	19,017	15,579
Policyholder deposits	1,902	1,800	1,810
Liability to FEHBP	(10,181)	7,775	9,207
Accounts payable and accrued liabilities	15,322	7,359	1,903
Income tax payable	(5,718)	(10,034)	12,595

Net cash (used in) provided by operating activities	(2,982)	115,894	75,586

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2008	2007	2006

Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$228,436	299,561	51,519
Fixed maturities matured	91,732	41,248	32,826
Equity securities	4,450	1,000	1,209
Securities held to maturity:
Fixed maturities matured	22,875	13,246	492
Acquisition of investments:
Securities available for sale:
Fixed maturities	(505,896)	(327,409)	(81,496)
Equity securities	(19,636)	(18,379)	(11,620)
Securities held to maturity:
Fixed maturities	(554)	(8,244)	(2,197)
Acquisition of business, net of $10,403 of cash acquired	—	—	(27,793)
Net repayment (disbursements) for policy loans	30	(287)	(415)
Capital expenditures	(22,411)	(9,390)	(11,871)

Net cash used in investing activities	(200,974)	(8,654)	(49,346)

Cash flows from financing activities:
Net proceeds from initial public offering	—	70,279	—
Repurchase and retirement of common stock	(7,645)	—	—
Change in outstanding checks in excess of bank balances	18,353	(3,076)	(8,224)
Change in short-term borrowings	—	—	(1,740)
Repayments of long-term borrowings	(1,639)	(12,141)	(2,503)
Proceeds from long-term borrowings	—	—	35,000
Dividends	—	(2,448)	(6,231)
Proceeds from annuity contracts	8,018	6,150	6,008
Surrenders of annuity contracts	(7,195)	(7,416)	(16,036)
Other	6	1	—

Net cash provided by financing activities	9,898	51,349	6,274

Net (decrease) increase in cash and cash equivalents	(194,058)	158,589	32,514
Cash and cash equivalents, beginning of year	240,153	81,564	49,050

Cash and cash equivalents, end of year	$46,095	240,153	81,564

See accompanying notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(1)	Nature of Business

Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico on January 17, 1997 to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries that are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance): (1) Triple-S, Inc. (TSI) a managed care organization that provides health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations located mainly in Puerto Rico; (2) Triple-S Vida, Inc. (TSV), which is engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (3) Seguros Triple-S, Inc. (STS), which is engaged in the underwriting of property and casualty insurance policies. Effective February 16, 2009, TSI and STS change their name to Triple-S Salud, Inc. and Triple-S Propiedad, Inc., respectively. The Company and TSI are members of the Blue Cross and Blue Shield Association (BCBSA).

Effective January 31, 2006, the Company completed the acquisition of 100% of the common stock of Great American Life Assurance Company of Puerto Rico (GA Life) (now Triple-S Vida, Inc.) and, effective June 30, 2006, the Company merged the operations of its former life and accident and health insurance subsidiary, Seguros de Vida Triple-S, Inc. (SVTS), into GA Life. The results of operations and financial position of GA Life are included in the Company’s consolidated financial statements for the period following January 31, 2006. Prior to completing the acquisition of GA Life, the operations of SVTS were the sole component of the Company’s life insurance segment. Effective November 1, 2007, GA Life changed its name to Triple-S Vida, Inc.

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
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)	Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The most significant items on the consolidated balance sheets that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the near future are the allowance for doubtful receivables, deferred policy acquisition costs and value of business acquired, claim liabilities, the liability for future policy benefits, and liability for pension benefits. As additional information becomes available (or actual amounts are determinable), the recorded estimates will be revised and reflected in operating results of the period they are determined. Although some variability is inherent in these estimates, the Company believes the amounts provided are adequate.

(c)	Reclassifications

Certain amounts in the 2007 and 2006 consolidated financial statements were reclassified to conform to the 2008 presentation.

(d)	Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $2,564 and $192,534 at December 31, 2008 and 2007, respectively, consist principally of obligations of government-sponsored enterprises and certificates of deposit with an initial term of less than three months.

(e)	Investments

Investment in securities at December 31, 2008 and 2007 consists mainly of obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, obligations of states of the United States and political subdivisions of the states, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and equity securities. The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities classified as held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale.

Trading and available-for-sale securities are recorded at fair value. The fair values of debt securities (both available for sale and held to maturity investments) and equity securities are based on quoted

8	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
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
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
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

TSI offers prescription drug coverage to Medicare eligible beneficiaries as part of its MA plans (MA-PD) and on a stand-alone basis (stand-alone PDP). Premiums are based on a bid contract with CMS that considers the estimated costs of providing prescription drug benefits to enrolled participants. MA-PD and stand-alone PDP premiums are subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug costs included in the bids to CMS to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the TSI or in TSI refunding CMS a portion of the premiums collected. TSI estimates and records adjustments to earned premiums related to estimated risk corridor payments based upon actual prescription drug costs for each reporting period as if the annual contract were to end at the end of each reporting period.

Administrative service fees include revenue from certain groups which have managed care contracts that provide for the group to be at risk for all or a portion of their claims experience. For these groups, the Company is not at risk and only handles the administration of the insurance coverage for an administrative service fee. The Company pays claims under self-funded arrangements from its own funds, and subsequently receives reimbursement from these groups. Claims paid under self-funded arrangements are excluded from the claims incurred in the accompanying consolidated financial statements. Administrative service fees under the self-funded arrangements are recognized based on the group’s membership or incurred claims for the period multiplied by an administrative fee rate plus other fees. In addition, some of these self-funded groups purchase aggregate and/or specific stop-loss coverage. In exchange for a premium, the group’s aggregate liability or the group’s liability on any one episode of care is capped for the year. Premiums for the stop-loss coverage are actuarially determined based on experience and other factors and are recorded as earned over the period of the contract in proportion to the coverage provided. This fully insured portion of premiums is included within the premiums earned, net in the accompanying consolidated statements of earnings.

10	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
The Company also handles the administration of the insurance coverage for the Reform Metro-North region for an administrative fee per member. The Company is not at risk and pays claims from such region from the Commonwealth of Puerto Rico funds.

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

In the life and accident and health business deferred acquisition costs consist of commissions and certain expenses related to the production of life, annuity, accident and health, and credit business. In the event that future premiums, in combination with policyholder reserves and anticipated investment income could not provide for all future maintenance and settlement expenses, the amount of deferred policy acquisition costs would be reduced to provide for such amount. The related amortization is provided over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies. Interest is considered in the amortization of deferred policy acquisition cost and value of business acquired. For contracts accounted for under SFAS No. 60, Accounting and Reporting by Insurance Enterprises, interest is considered at a level rate, set at the time of issue

11	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
of each contract and, in the case of the value of business acquired, at the time of any acquisition. For SFAS No. 60 contract interest is currently set as 5.4%. For contracts accounted for under SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, deferred amounts are amortized at historical and forecasted credited interest rates, in accordance with the requirements set forth in that statement. Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated net realizable value. In determining estimated net realizable value, the computations give effect to the premiums to be earned, related investment income, losses and loss-adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Costs deferred on universal life and interest sensitive products are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality and surrender charges. Estimates used are based on the Company’s experience as adjusted to provide for possible adverse deviations. These estimates are periodically reviewed and compared with actual experience. When it is determined that future expected experience differs significantly from that assumed, the estimates are revised for current and future issues.

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
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(j)	Software Development Costs

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which provides guidance on accounting for such costs. SOP 98-1 requires computer software costs that are incurred in the preliminary project stage to be expensed as incurred. Once the capitalization criteria of SOP 98-1 have been met, directly attributable development costs should be capitalized. It also provides that upgrade and maintenance costs should be expensed. The Company treatment of such costs is consistent with SOP 98-1, with the costs capitalized being amortized over the expected useful life of the software. During the year ended December 31, 2008 the Company capitalized approximately $16,408 associated with the implementation of new software. No software development costs were capitalized during the year ended December 31, 2007.

(k)	Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, long-lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
TSI contracts with various independent practice associations (IPAs) for certain medical care services provided to some policies subscribers. The IPAs are compensated on a capitation basis. In the Reform business and one of the MA policies, TSI retains a portion of the capitation payments to provide for incurred but not reported losses. At December 31, 2008 and 2007, total withholdings and capitation payable amounted to $24,462 and $29,119, respectively, which are recorded as part of the liability for claims processed and incomplete in the accompanying consolidated balance sheets.

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

Amounts received for annuity contracts are considered deposits and recorded as a liability. Interest incurred on such deposits, which amounted to $1,902, $1,800, and $1,810, during the years ended December 31, 2008, 2007, and 2006, respectively, is recorded as interest expense in the accompanying consolidated statements of earnings.

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
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
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
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
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

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of earnings in the period that includes the enactment date. Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.

16	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
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

The Company calculates and presents earnings per share in accordance with SFAS No. 128, Earnings per Share. Basic earnings per share excludes dilution and is computed by dividing net income available to all classes of common stockholders by the weighted average number of all classes of common shares outstanding for the period, excluding nonvested restricted stocks. Diluted earnings per share is computed in the same manner as basic earnings per share except that the number of shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares had been issued. Dilutive common shares are included in the diluted earnings per share calculation using the treasury stock method. See note 22 for additional earnings per share information. As disclosed in note 19, the accompanying consolidated financial statements gave retroactive effect to the 3,000-for-one stock split of shares of common stock effected on May 1, 2007.

17	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(v)	Fair Value

We adopted FAS 157, Fair Value Measurements, on January 1, 2008. This adoption did not have an impact on the Company’s financial position or results of operations. Additional information pertinent to the fair value measurement is included in note 8.

In February 2008, the FASB issued FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157, or FSP 157-2. FSP 157-2 defers the effective date of FAS 157 to fiscal years beginning after November 15, 2008 for certain nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). Therefore, disclosures related to the nonfinancial assets and nonfinancial liabilities that are measured at fair value on a nonrecurring basis have not been included.

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities —Including an Amendment of FASB Statement No. 115. FAS 159 allows entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis under the fair value option. We adopted FAS 159 on January 1, 2008. The Corporation has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP. Accordingly, the adoption of FAS 159 did not have an impact on the Company’s financial position or operating results.

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
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(v)	Policyholder Deposits

The fair value of policyholder deposits is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.

(vi)	Borrowings

The carrying amounts and fair value of the Company’s borrowings are as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Loans payable to bank	$24,307	24,307	25,946	25,946
6.3% senior unsecured notes payable	50,000	46,250	50,000	47,625
6.6% senior unsecured notes payable	60,000	55,800	60,000	57,825
6.7% senior unsecured notes payable	35,000	34,059	35,000	33,950

Totals	$169,307	160,416	170,946	165,346

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
(w)	Recently Issued Accounting Standards

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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities. FAS 161 requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. This statement expands the current disclosure framework in FAS 133. FAS 161 is effective prospectively for periods beginning on or after November 15, 2008. We do not expect the adoption of FAS 161 to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FAS 163, Accounting for Financial Guarantee Insurance Contracts — an Interpretation of FASB Statement No. 60. FAS 163 prescribes the accounting for premium revenue and claims liabilities by insurers of financial obligations, and requires expanded disclosures about financial guarantee insurance contracts. FAS 163 applies to financial guarantee insurance and reinsurance contracts issued by insurers subject to FAS 60, Accounting and Reporting by Insurance Enterprises. The Statement does not apply to insurance contracts that are similar to financial guarantee insurance contracts such as mortgage guaranty or trade-receivable insurance, financial guarantee contracts issued by noninsurance entities, or financial guarantee contracts that are derivative instruments within the scope of FAS 133. Statement 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years, except for certain disclosure requirements about the risk-management activities of the insurance enterprise that are effective for the first quarter beginning after the Statement was issued. Except for those disclosures, early application is prohibited. This standard has no impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued a FASB Staff Position (FSP) amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.

In December 2008, the FASB issued a FSP amending FASB 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This FSP requires employers to disclose information about fair value measurements of plan assets that would be similar to the disclosures about fair value measurements required by FAS 157, Fair Value Measurements. The disclosures about plan assets required by this FSP are required for fiscal years ending after December 15, 2009. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. Earlier application of the

20	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
provisions of this FSP is permitted. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.
(3)	Investment in Securities

The amortized cost for debt and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale, and held-to-maturity securities by major security type and class of security at December 31, 2008 and 2007 were as follows:

2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Trading securities:
Equity securities	$40,847	2,781	(11,444)	32,184

2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Trading securities:
Equity securities	$54,757	15,170	(2,769)	67,158

21	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities available for sale:
Obligations of government-sponsored enterprises	$422,038	7,991	(220)	429,809
U.S. Treasury securities and obligations of U.S. government instrumentalities	78,024	11,961	—	89,985
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	121,934	448	(6,077)	116,305
Municipal securities	31,415	390	(6)	31,799
Obligations of states of the United States and political subdivisions of the states	4,196	36	(110)	4,122
Corporate bonds	100,745	1,625	(7,399)	94,971
Mortgage-backed securities	17,420	425	(3)	17,842
Collateralized mortgage obligations	103,891	1,287	(2,327)	102,851

Total fixed maturities	879,663	24,163	(16,142)	887,684

Equity securities	70,060	1,752	(3,183)	68,629

Total	$949,723	25,915	(19,325)	956,313

22	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities available for sale:
Obligations of government-sponsored enterprises	$479,525	7,311	(238)	486,598
U.S. Treasury securities and obligations of U.S. government instrumentalities	85,396	3,034	—	88,430
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	75,951	254	(1,176)	75,029
Municipal securities	15,223	228	(16)	15,435
Obligations of states of the United States and political subdivisions of the states	2,116	19	(2)	2,133
Corporate bonds	86,061	246	(2,717)	83,590
Mortgage-backed securities	14,138	75	(85)	14,128
Collateralized mortgage obligations	58,126	416	(256)	58,286

Total fixed maturities	816,536	11,583	(4,490)	823,629

Equity securities	66,747	7,354	(3,051)	71,050

Total	$883,283	18,937	(7,541)	894,679

	2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities held to maturity:
Obligations of government-sponsored enterprises	$9,082	240	—	9,322
Mortgage-backed securities	1,749	—	(7)	1,742
U.S. Treasury securities and obligations of U.S. government instrumentalities	1,488	379	—	1,867
Corporate bonds	8,698	698	—	9,396
Certificates of deposit	736	—	—	736

Total	$21,753	1,317	(7)	23,063

23	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2007
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities held to maturity:
Obligations of government-sponsored enterprises	$31,507	227	(20)	31,714
Mortgage-backed securities	3,134	—	(48)	3,086
Corporate bonds	8,348	—	(1)	8,347
Certificates of deposit	702	—	—	702

Total	$43,691	227	(69)	43,849

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2008 and 2007 were as follows:

	2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	Unrealized
	fair value	losses	fair value	losses	fair value	losses

Securities available for sale:
Obligations of government-sponsored enterprises	$16,550	(191)	2,956	(29)	19,506	(220)
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	79,045	(5,230)	8,932	(847)	87,977	(6,077)
Municipal securities	—	—	1,276	(6)	1,276	(6)
Obligations of states of the United States and political subdivisions of the states	2,223	(75)	183	(35)	2,406	(110)
Corporate bonds	31,324	(2,688)	29,044	(4,711)	60,368	(7,399)
Mortgage-backed securities	1,374	(2)	36	(1)	1,410	(3)
Collateralized mortgage obligations	5,797	(2,327)	—	—	5,797	(2,327)

Total fixed maturities	136,313	(10,513)	42,427	(5,629)	178,740	(16,142)

Equity securities	18,571	(2,190)	9,651	(993)	28,222	(3,183)

Total for securities available for sale	$154,884	(12,703)	52,078	(6,622)	206,962	(19,325)

Securities held to maturity:
Mortgage-backed securities	$—	—	1,741	(7)	1,741	(7)

24	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

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

The Company regularly monitors and evaluates the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Company’s intent and ability to retain the investment to allow for recovery in fair value, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Company determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the three year-period ended December 31, 2008, 2007, and 2006, the Company recognized other-than-temporary impairments amounting to $16,522, $1,087, and $2,098, respectively, on some of its fixed maturities and equity securities classified as available for sale.

25	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
We continue to review the investment portfolios under the Company’s impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

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

Corporate Bonds: The Company’s unrealized losses on investments in corporate bonds are comprised of small unrealized losses in most of the corporate bonds. Unrealized losses of these bonds were principally caused by interest rate increases. Because the decline in fair value is principally attributable to changes in interest rates and because the Company has the ability and intent to hold these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

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

Equity Securities: The Company’s investment in equity securities classified as available for sale consist mainly of investments in common and preferred stock of domestic banking institutions and investments in several mutual funds. The unrealized loss experienced in the investment in common stocks of domestic banking institutions is mainly due to the general economic conditions in the past three years. The unrealized loss related to the Company’s investments in preferred stock of domestic banking institutions and in investments in several mutual funds investing in fixed income securities is mainly caused by interest rate increases. Because the unrealized losses on equity securities were mainly caused by interest rate increases and not credit quality, and because the Company has the ability and intent to hold these investments until a market price recovery, these investments are not considered other-than-temporarily impaired.

26	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
Maturities of investment securities classified as available for sale and held to maturity were as follows at December 31, 2008:

	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$5,423	5,423
Due after one year through five years	74,981	70,489
Due after five years through ten years	245,224	252,822
Due after ten years	432,724	438,257
Collateralized mortgage obligations	103,891	102,851
Mortgage-backed securities	17,420	17,842

	$879,663	887,684

Securities held to maturity:
Due in one year or less	$1,601	1,606
Due after one year through five years	11,322	12,058
Due after five years through ten years	3,799	3,850
Due after ten years	3,282	3,807
Mortgage-backed securities	1,749	1,742

	$21,753	23,063

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $5,356 and $5,249 (fair value of $5,602 and $5,220) at December 31, 2008 and 2007, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code of the Commonwealth of Puerto Rico (the Insurance Code). Investment with an amortized cost of $554 and $527 (fair value of $554 and $527) at December 31, 2008 and 2007, respectively, were deposited with the Commissioner of Insurance of the Government of the U.S. Virgin Islands.

Investments with a face value of $510 (fair value of $508) at December 31, 2007, were held by a financial institution as collateral for the Company’s interest-rate swap agreement (see note 12).

27	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
Information regarding realized and unrealized gains and losses from investments for the years ended December 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$1,876	1,208	—
Gross losses from sales	(225)	(1,797)	(687)
Gross losses from other-than-temporary impairments	(3,872)	—	—

Total debt securities	(2,221)	(589)	(687)

Equity securities:
Trading securities:
Gross gains from sales	3,358	8,873	4,318
Gross losses from sales	(3,132)	(1,558)	(1,488)
Gross losses from other-than-temporary impairments	(28)	—	—

	198	7,315	2,830

Securities available for sale:
Gross gains from sales	881	292	792
Gross losses from sales	(176)	—	—
Gross losses from other-than-temporary impairments	(12,622)	(1,087)	(2,098)

	(11,917)	(795)	(1,306)

Total equity securities	(11,719)	6,520	1,524

Net realized gains (losses) on securities	$(13,940)	5,931	837

28	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2008	2007	2006

Changes in unrealized gains (losses):
Recognized in income:
Equity securities — trading	$(21,064)	(4,116)	7,699

Recognized in accumulated other comprehensive loss:
Fixed maturities — available for sale	$928	18,640	(2,434)
Equity securities — available for sale	(5,734)	(7,251)	(1,581)

	$(4,806)	11,389	(4,015)

Not recognized in the consolidated financial statements:
Fixed maturities — held to maturity	$1,152	1,266	(114)
The deferred tax liability on unrealized gains and losses recognized in accumulated other comprehensive income during the years 2008, 2007, and 2006 aggregated $854, $1,840, and $803, respectively.

As of December 31, 2007, investments in obligations that are payable from and secured by the same source of revenue or taxing authority, other than investment instruments of the U.S. and the Commonwealth of Puerto Rico governments, did not exceed 10% of stockholders’ equity. As of December 31, 2008 and 2007, no investment in equity securities individually exceeded 10% of stockholders’ equity.
(4)	Net Investment Income

Components of net investment income were as follows:

	Years ended December 31
	2008	2007	2006

Fixed maturities	$48,197	37,205	35,217
Equity securities	5,451	5,271	3,821
Policy loans	387	394	336
Cash equivalents and interest-bearing deposits	1,003	2,187	1,903
Other	1,215	2,137	1,380

Total	$56,253	47,194	42,657

29	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(5)	Premium and Other Receivables, Net

Premium and other receivables as of December 31 were as follows:

	2008	2007

Premium	$90,315	54,330
Self-funded group receivables	35,749	31,344
FEHBP	9,600	10,202
Agent balances	38,491	34,164
Accrued interest	11,802	8,363
Reinsurance recoverable on paid losses	42,181	58,757

Other	23,765	21,033

	251,903	218,193

Less allowance for doubtful receivables:
Premium	10,467	11,753
Other	4,278	4,172

	14,745	15,925

Premium and other receivables, net	$237,158	202,268

30	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(6)	Deferred Policy Acquisition Costs and Value of Business Acquired

The movement of deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31, 2008, 2007, and 2006 is summarized as follows:

	DPAC	VOBA	Total

Balance, December 31, 2005	$81,568	—	81,568

Capitalization upon acquisition of GA Life	—	22,823	22,823
Termination of coinsurance funds withheld agreement	(60,000)	—	(60,000)
Acquisition of business ceded in coinsurance funds withheld agreement	—	60,000	60,000
Additions	44,056	—	44,056
VOBA interest at an average rate of 5.29%	—	4,427	4,427
Amortization	(26,799)	(14,658)	(41,457)

Net change	(42,743)	72,592	29,849

Balance, December 31, 2006	38,825	72,592	111,417

Additions	46,898	—	46,898
VOBA interest at an average rate of 5.27%	—	3,874	3,874
Amortization	(32,508)	(12,442)	(44,950)

Net change	14,390	(8,568)	5,822

Balance, December 31, 2007	53,215	64,024	117,239

Additions	49,470	—	49,470
VOBA interest at an average rate of 5.40%	—	3,425	3,425
Amortization	(33,442)	(10,345)	(43,787)

Net change	16,028	(6,920)	9,108

Balance, December 31, 2008	$69,243	57,104	126,347

The amortization expense of the deferred policy acquisition costs and value of business acquired is included within the operating expenses in the accompanying consolidated statement of earnings.

31	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2009	$9,428
2010	8,116
2011	7,273
2012	6,493
2013	5,805
(7)	Property and Equipment, Net

Property and equipment as of December 31 are composed of the following:

	2008	2007

Land	$6,531	6,531
Buildings and leasehold improvements	44,791	43,664
Office furniture and equipment	16,208	15,868
Computer equipment and software	56,482	36,361
Automobiles	461	539

	124,473	102,963

Less accumulated depreciation and amortization	66,025	59,548

Property and equipment, net	$58,448	43,415

(8)	Fair Value Measurements

The Corporation adopted FAS 157 on January 1, 2008. Beginning on this date, assets recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by FAS 157, are as follows:

Level Input:	Input Definition:

Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.

32	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
The following table summarizes fair value measurements by level at December 31, 2008 for assets measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

Equity securities held for trading	$32,184	—	—	32,184
Securities available for sale:
Fixed maturity securities	89,985	796,418	1,281	887,684
Equity securities	31,506	36,037	1,086	68,629
Derivatives (reported within other assets in the consolidated balance sheets)	—	1,674	—	1,674

Total	$153,675	834,129	2,367	990,171

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008 is as follows:

	Fixed
	Maturity	Equity
	Securities	Securities	Total

Beginning balance	$4,280	989	5,269
Total gains or losses:
Realized in earnings	(3,883)	—	(3,883)
Unrealized in other accumulated comprehensive income	884	97	981
Purchases and sales	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$1,281	1,086	2,367

During the year ended December 31, 2008, certain debt securities were thinly traded due to issuer liquidity concerns. Consequently, broker quotes or other observable inputs were not always available and the fair value of these securities was estimated using internal estimates for inputs including, but not limited to, credit spreads, default rates and benchmark yields. An other-than-temporary impairment was recorded on these securities during the year ended December 31, 2008.

33	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(9)	Claim Liabilities

The activity in claim liabilities during 2008, 2007, and 2006 is as follows:

	2008	2007	2006
Claim liabilities at beginning of year	$353,830	314,682	297,563
Reinsurance recoverable on claim liabilities	(54,834)	(32,066)	(28,720)

Net claim liabilities at beginning of year	298,996	282,616	268,843

Claim liabilities acquired from GA Life	—	—	8,771

Claims incurred:
Current period insured events	1,432,843	1,241,866	1,264,871
Prior period insured events	(9,918)	(31,007)	(19,669)

Total	1,422,925	1,210,859	1,245,202

Payments of losses and loss-adjustment expenses:
Current period insured events	1,195,414	1,004,346	1,045,771
Prior period insured events	233,229	190,133	194,429

Total	1,428,643	1,194,479	1,240,200

Net claim liabilities at end of year	293,278	298,996	282,616
Reinsurance recoverable on claim liabilities	30,432	54,834	32,066

Claim liabilities at end of year	$323,710	353,830	314,682

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credits in the claims incurred and loss-adjustment expenses for prior period insured events for 2008, 2007 and 2008 are due primarily to better than expected utilization trends. Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the change in the liability for future policy benefits amounting to $11,989, $12,916 and $13,779 during the years ended December 31, 2008, 2007 and 2006, respectively.
(10)	Federal Employees’ Health Benefits Program (FEHBP)

TSI entered into a contract, renewable annually, with OPM as authorized by the Federal Employees’ Health Benefits Act of 1959, as amended, to provide health benefits under the FEHBP. The FEHBP covers postal and federal employees resident in the Commonwealth of Puerto Rico and the United States Virgin

34	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
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

The contract with OPM allows for the payment of service fees as negotiated between TSI and OPM. Service fees, which are included within the other income, net in the accompanying consolidated statements of earnings, amounted to $931, $895, and $861, respectively, for each of the years in the three-year period ended December 31, 2008.

A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations. Accordingly, such reserve is not reflected in the accompanying consolidated balance sheets. The balance of such reserve as of December 31, 2008 and 2007 was $23,365 and $18,004, respectively. The Company received $2,540, $5,512, and $4,850, of payments made from the contingency reserve fund of OPM during 2008, 2007, and 2006, respectively.

The claim payments and operating expenses charged to the FEHBP are subject to audit by the U.S. government. Management is of the opinion that an adjustment, if any, resulting from such audits will not have a significant effect on the accompanying financial statements. The claim payments and operating expenses reimbursed in connection with the FEHBP have been audited through 2004 by OPM.

35	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(11)	Borrowings

A summary of the borrowings entered by the Company at December 31, 2008 and 2007 is as follows:

	2008	2007
Senior unsecured notes payable of $50,000 issued on September 2004; due September 2019. Interest is payable semiannually at a fixed rate of 6.30%	$50,000	50,000
Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%	60,000	60,000
Senior unsecured notes payable of $35,000 issued on January 2006; due January 2021. Interest is payable monthly at a fixed rate of 6.70%	35,000	35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 2.43% and 6.24% at December 31, 2008 and 2007, respectively)	24,307	25,946

Total borrowings	$169,307	170,946

Aggregate maturities of the Company’s borrowings as of December 31, 2008 are summarized as follows:

Year ending December 31:
2009	$1,640
2010	1,640
2011	1,640
2012	1,640
2013	1,640
Thereafter	161,107

$169,307

All of the Company’s senior notes can be prepaid at par, in total or partially, five years after issuance as determined by the Company. The Company’s senior unsecured notes contain certain covenants with which TSI and the Company have complied with at December 31, 2008.

Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note. Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2008 and 2007 amounted to $1,140 and $1,239, respectively, and are included within the other assets in the accompanying consolidated balance sheets.

The secured loan payable previously described is guaranteed by a first position held by the bank on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the

36	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
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

Interest expense on the above borrowings amounted to $10,451, $11,565, and $11,695, for the years ended December 31, 2008, 2007, and 2006, respectively.
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

The Company had invested in an interest-rate related derivative hedging instrument to manage its exposure on its debt instruments.

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

The Company had a variable-rate debt that was used to finance the acquisition of real estate from subsidiaries (see note 11). The debt obligations expose the Company to variability in interest payments due to changes in interest rates. On December 6, 2002, management entered into an interest-rate swap agreement, with an effective date of April 1, 2003, to manage fluctuations in cash flows resulting from interest rate risk. The interest-rate swap agreement matured on March 30, 2008. Changes in the fair value of the interest-rate swap, designated as a hedging instrument that effectively offsets the variability of cash flows associated with the variable-rate of the long-term debt

37	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
obligation, was reported in accumulated other comprehensive income, net of the related tax effect. This amount was subsequently reclassified into interest expense as a yield adjustment of the hedged debt obligation in the same period in which the related interest affects earnings. During the year ended December 31, 2008, the Company recorded $2 of interest expense related to this agreement. During the years ended December 31, 2007 and 2006 the Company’s interest expense was reduced by $419 and $379, respectively, of interest received related to this agreement. No amount representing cash-flow hedge ineffectiveness was recorded since the terms of the swap agreement allow the Company to assume no ineffectiveness in the agreement.

As of December 31, 2007, the fair value of the interest rate swap amounted to $93 and was included within the other assets in the accompanying consolidated balance sheets.
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

The changes in the fair value of the embedded derivative component are recorded as gains or losses in earnings in the period of change. During the years ended December 31, 2008 and 2007 the Company recorded a loss associated with the change in the fair value of this derivative component of $4,658 and $45, respectively. During the year ended December 31, 2006 the Company recorded a gain associated with the change in the fair value of this derivative component of $1,046. The change in the fair value of the embedded derivative component is included within the other income, net in the accompanying consolidated statement of earnings.

As of December 31, 2008 and 2007, the fair value of the derivative component of the structured notes amounted to $1,674 and $6,332, respectively, and is included within the Company’s other assets in the accompanying consolidated balance sheets. The investment component of the structured notes is accounted for as held-to-maturity debt securities and is included within the investment in securities in the accompanying consolidated balance sheets. As of December 31, 2008 the fair value and amortized cost of the investment component of both structured notes amounted to $9,396 and $8,698, respectively. As of December 31, 2007 the fair value and amortized cost of the investment component of both structured notes amounted to $8,347 and $8,348, respectively.

38	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(13)	Agency Contract and Expense Reimbursement

TSI processes and pays claims as fiscal intermediary for the Medicare — Part B Program. Claims from this program, which are excluded from the accompanying consolidated statements of earnings, amounted to $312,358, $322,930, and $413,806, for each of the years in the three-year period ended December 31, 2008.

TSI is reimbursed for administrative expenses incurred in performing this service. For the years ended December 31, 2008, 2007, and 2006, TSI was reimbursed by $8,678, $10,783, and $13,073, respectively, for such services, which are deducted from operating expenses in the accompanying consolidated statements of earnings.

The operating expense reimbursements in connection with processing Medicare claims have been audited through 2002 by federal government representatives. Management is of the opinion that no significant adjustments will be made affecting cost reimbursements through December 31, 2008.

On September 12, 2008, the Centers for Medicare and Medicaid Services (CMS) announced that First Coast Service Options (FCSO), a non-affiliated third party organization based in Jacksonville, Florida, was awarded the Medicare Administrative Contract (MAC) for Jurisdiction 9 (Florida, Puerto Rico and the U.S. Virgin Islands). FCSO proposed TSM subsidiary, TSI as a subcontractor in MAC Jurisdiction 9 to perform certain provider customer service functions, among others, in Puerto Rico, effective March 1, 2009.
(14)	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

	Premiums earned			Claims incurred(1)
	2008	2007	2006	2008	2007	2006

Gross	$1,780,765	1,564,873	1,584,857	1,443,046	1,249,554	1,266,610
Ceded	(85,308)	(81,325)	(77,644)	(20,121)	(38,695)	(22,869)
Assumed		—	4,413		—	1,461

Net	$1,695,457	1,483,548	1,511,626	1,422,925	1,210,859	1,245,202

(1)	The claims incurred disclosed in this table exclude the change in the liability for future policy benefits amounting to $11,989, $12,916 and $13,779 during the years ended December 31, 2008, 2007 and 2006, respectively.
(a)	Reinsurance Ceded Activity

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

39	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
agreements, the subsidiaries would be liable for such defaulted amounts. During 2008, STS placed 12% of its reinsurance business with one reinsurance company. During 2007, and 2006, STS placed 9% of its reinsurance business with one reinsurance company.
TSI has two excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties. Reinsurance contracts are primarily for periods of one year, and are subject to modifications and negotiations in each renewal date. Premiums ceded under these contracts amounted to $5,623, $3,349 and $2,249 in 2008, 2007 and 2006, respectively. Claims ceded amounted to $8,407, $2,957 and $3,766 in 2008, 2007 and 2006, respectively. Principal reinsurance agreements are as follows:
•	Organ transplant excess of loss treaty covering 100% of the claims up to a maximum of $1,000 per person, per life.

•	Routine medical care excess of loss treaty covering 100% of claims from the amount of $100 and up to a maximum of $900 per covered person, per contract year.
STS has a number of pro rata and excess of loss reinsurance treaties whereby the subsidiary retains for its own account all loss payments for each occurrence that does not exceed the stated amount in the agreements and a catastrophe cover, whereby it protects itself from a loss or disaster of a catastrophic nature. Under these treaties, STS ceded premiums of $72,115, $69,137, and $65,723, in 2008, 2007, and 2006, respectively.
Reinsurance cessions are made on excess of loss and on a proportional basis. Principal reinsurance agreements are as follows:
•	Property quota share treaty covering for a maximum of $20,000 for any one risk. Under this treaty 40% of the risk is ceded to reinsurers. The remaining exposure is covered by a property per risk excess of loss treaty that provides reinsurance in excess of $500 up to a maximum of $12,000, or the remaining 60% for any one risk. In addition, STS has an additional property catastrophe excess of loss contract that provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $10,000.

•	Personal property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $70,000.

•	Commercial property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $195,000.

•	Property catastrophe excess of loss. This treaty provides protection for losses in excess of $70,000 and $195,000 with respect to personal and commercial lines, respectively, resulting from any catastrophe, subject to a maximum of $175,000.

•	Personal lines quota share. This treaty provides protection of 11.75% on all ground-up losses, subject to a limit of $1,000 for any one risk.

40	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
•	Reinstatement premium protection. This treaty provides a maximum limit of approximately $4,700 for personal lines and $13,700 in commercial lines to cover the necessity of reinstating the catastrophe program in the event it is activated.

•	Casualty excess of loss treaty. This treaty provides reinsurance for losses in excess of $225 up to a maximum of $12,000.

•	Medical malpractice excess of loss. This treaty provides reinsurance in excess of $150 up to a maximum of $1,500 per incident.

•	Builders’ risk quota share and first surplus covering contractors’ risk. This treaty provides protection on a 20/80 quota share basis for the initial $2,500 and a first surplus of $10,000 for a maximum of $12,000 for any one risk.

•	Surety quota share treaty covering contract and miscellaneous surety bond business. This treaty provides reinsurance of up to $5,000 for contract surety bonds, subject to an aggregate of $10,000 per contractor and $3,000 per miscellaneous surety bond.
Facultative reinsurance is obtained when coverage per risk is required. During the year 2007 the ceded claims incurred of STS include approximately $23.4 million related to one policy ceded under a facultative reinsurance treaty. No individually significant policies were ceded during the years 2008 and 2006. All reinsurance contracts are for a period of one year, on a calendar basis, and are subject to modifications and negotiations in each renewal.
The ceded unearned reinsurance premiums on STS arising from these reinsurance transactions amounted to $20,357 and $22,963 at December 31, 2008 and 2007, respectively, and are reported as other assets in the accompanying consolidated balance sheets.
TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $7,570, $8,839, and $9,672, in 2008, 2007, and 2006, respectively. Principal reinsurance agreements are as follows:
•	Group life pro rata agreement, reinsuring 50% of the risk up to $250 on the life of any participating individual of certain groups insured.

•	Group life insurance facultative agreement, reinsuring risk in excess of $25 of certain group life policies and a combined pro rata and excess of loss agreement effective July 1, 2008, reinsuring 50% of the risk up to $200 and ceding the excess.

•	Group life insurance facultative excess of loss agreements in which TSV retains a portion of the losses on the life of any participating individual of certain groups insured. Any excess will be recovered from the reinsurer. This agreement provides for various retentions ($25, $50 and $75) of the losses.

•	Facultative pro rata agreements for the long-term disability insurance, reinsuring 65% of the risk.

41	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
•	Accidental death catastrophic reinsurance covering each and every accident arising out of one event or occurrence resulting in the death or dismemberment of five or more persons. The retention for each event is $250 with a maximum of $1,000 for each event and $2,000 per year.

•	Several reinsurance agreements, mostly on an excess of loss basis up to a maximum retention of $50. For certain new life products that have been issued after 1999, the retention limit is $175.

•	TSV assumes 100% of the organ transplant risk, since January 31, 2007. Based on the experience of relatively low claims for this risk, the Company believes any single event of this nature will not have a significant adverse effect on the consolidated financial statements.
(b)	Reinsurance Assumed Activity

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

On January 31, 2006 the Company completed the acquisition of 100% of the common stock of GA Life. The results of operations and financial position of GA Life are included in the Company’s consolidated financial statements for the period following January 31, 2006. Effective June 30, 2006, the Company merged the operations of its former life insurance subsidiary, SVTS, into GA Life after receiving required regulatory approvals. The coinsurance funds withheld agreement was canceled effective February 1, 2006, subsequent to the acquisition of GA Life. Premiums earned and claims incurred assumed during the month ended January 31, 2006 amounted to $4,413 and $1,461, respectively.
(15)	Income Taxes

Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. The Company and its subsidiaries are subject to Puerto Rico income taxes. The Company’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of December 31, 2008, tax years 2004 through 2007 of the Company and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

42	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
On January 1, 2007, the Company adopted the provisions of FIN 48, no adjustment was required upon the adoption of this accounting pronouncement.

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

Federal income taxes were recognized by the Company’s insurance subsidiaries amounted to approximately $112, $164, and $148, in 2008, 2007, and 2006, respectively.

TSM, TCI, and ISI are subject to Puerto Rico income taxes as a regular corporation, as defined in the P.R. Internal Revenue Code, as amended.

43	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	2008	2007	2006
Income before taxes	$31,944	72,645	67,559
Statutory tax rate	39.0%	39.0%	39.0%

Income tax expense at statutory rate of 39%	12,458	28,332	26,348
Increase (decrease) in taxes resulting from:
Exempt interest income	(13,561)	(9,990)	(9,196)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(1,336)	(1,115)	(1,674)
Effect of using earnings under statutory accounting principles instead of
GAAP for TSI and STS	6,406	371	(1,718)
Effect of taxing capital gains at a preferential rate	(237)	(1,406)	(541)
Dividends received deduction	(810)	(821)	(325)
Other permanent disallowances, net	5,564	2,308	2,626
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	—	(2,131)	(2,009)
Other adjustments to deferred tax assets and liabilities	(300)	(423)	(399)
Tax credit benefit	(1,286)	—	—
Other	256	(998)	(86)

Total income tax expense	$7,154	14,127	13,026

44	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2008 and 2007 of the Company and its subsidiaries is composed of the following:

	2008	2007

Deferred tax assets:
Allowance for doubtful receivables	$5,325	5,422
Liability for pension benefits	14,681	9,885
Employee benefits plan	4,214	4,856
Postretirement benefits	1,454	1,789
Deferred compensation	1,661	1,519
Accumulated depreciation	334	356
Impairment loss on investments	2,816	565
Contingency reserves	—	50
Unrealized loss on trading securities	1,300	—
Unrealized loss on derivative instruments	82	—
Alternative minimum income tax credit	940	830
Purchased tax credits	8,337	—
Other	767	544

Gross deferred tax assets	41,911	25,816

Deferred tax liabilities:
Deferred policy acquisition costs	(7,531)	(7,102)
Catastrophe loss reserve trust fund	(5,495)	(5,035)
Unrealized gain upon acquisition of GA Life	(1,753)	(2,092)
Unrealized gain on trading securities	—	(1,859)
Unrealized gain on securities available for sale	(988)	(1,842)
Unrealized gain on derivative instruments	—	(383)
Unamortized bond issue costs	(347)	(383)
Cash-flow hedges	—	(37)
Contingency reserves	(302)	—
Other	(300)	(300)

Gross deferred tax liabilities	(16,716)	(19,033)

Net deferred tax asset	$25,195	6,783

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

45	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(16)	Pension Plans

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
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2008 and 2007, accordingly:

	2008	2007
Change in benefit obligation:
Projected benefit obligation at beginning of year	$89,598	88,774
Service cost	5,287	5,489
Interest cost	5,458	5,072
Benefit payments	(7,926)	(5,141)
Actuarial losses (gains)	(7,641)	1,774
Plan amendments	—	(6,370)

Projected benefit obligation at end of year	$84,776	89,598

Accumulated benefit obligation at end of year	$62,371	66,042

Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$63,614	59,520
Actual return on assets (net of expenses)	(16,588)	4,234
Employer contributions	5,000	5,000
Benefit payments	(7,926)	(5,140)

Fair value of plan assets at end of year	$44,100	63,614

Funded status at end of year	$(40,677)	(25,984)

Amounts in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost:
Development of prior service cost (credit):
Balance at beginning of year	$(5,822)	606
Amortization	450	(58)
Prior service cost (credit) arising during the year	—	(6,370)

Unrecognized net prior service cost (credit)	(5,372)	(5,822)

Development of actuarial loss:
Balance at beginning of year	30,373	30,409
Amortization	(1,788)	(1,959)
Loss arising during the year	13,975	1,923

Unrecognized actuarial loss	42,560	30,373

Sum of deferrals	$37,188	24,551

Net amount recognized	$(3,489)	(1,433)

47	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
The amounts recognized in the balance sheets as of December 31, 2008 and 2007 consist of the following:

	2008	2007
Pension liability	$40,676	25,984
Accumulated other comprehensive loss, net of a deferred tax of $14,383 and $9,501 in 2008 and 2007, respectively	22,805	15,050
The components of net periodic benefit cost and other amounts recognized in other comprehensive income for 2008, 2007, and 2006 were as follows:

	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$5,287	5,489	5,459
Interest cost	5,458	5,072	4,655
Expected return on assets	(5,027)	(4,383)	(3,858)
Amortization of prior service cost (benefit)	(450)	58	48
Amortization of actuarial loss	1,788	1,959	2,435

Net periodic benefit cost	$7,056	8,195	8,739

Net periodic pension expense may include settlement charges as a result of retirees selecting lump-sum distributions. Settlement charges may increase in the future if the number of eligible participants deciding to receive distributions and the amount of their benefits increases.
The estimated net loss and prior service benefit that will be amortized from accumulated other comprehensive loss into net periodic pension benefits cost during the next twelve months is as follows:

Prior service cost	$(449)
Actuarial loss	2,291
The following assumptions were used on a weighted average basis to determine benefit obligations of the plan and in computing the periodic benefit cost as of and for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Discount rate	6.75%	6.25%	5.75%
Expected return on plan assets	8.00	8.00	8.00
Rate of compensation increase	Graded; 3.50%	Graded; 3.50%	Graded; 3.50%
	to 8.00%	to 8.00%	to 8.00%

48	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
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
Using historical investment returns, the plan’s expected asset mix, and adjusting for the difference between expected inflation and historical inflation, the 25th to 75th percentile range of annual rates of return is 6.4% — 9.0%.
The assumed discount rate of 6.75% at December 31, 2008 reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. The Company determined the discount rate based on a range of factors, including a yield curve comprised of the rates of return on high-quality, fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations.
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
(a)	Plan Assets

The Company’s weighted average asset allocations at December 31, 2008 and 2007 were as follows:

Asset category	2008	2007
Equity securities	58%	59%
Debt securities	31	31
Real estate	9	9
Other	2	1

Total	100%	100%

The Company’s plan assets are invested in the National Retirement Trust. The National Retirement Trust was formed to provide financial and legal resources to help members of the BCBSA offer retirement benefits to their employees.

The investment program for the National Retirement Trust is based on the precepts of capital market theory that are generally followed by institutional investors, who by definition, are long-term oriented investors. This philosophy holds that:
•	Increasing risk is rewarded with compensating returns over time, and therefore, prudent risk taking is justifiable for long-term investors.

49	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
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
Investments will be made for the sole interest of the participants and beneficiaries of the programs participating in the National Retirement Trust. Accordingly, the assets of the National Retirement Trust shall be invested in accordance with these objectives:
•	Ensure assets are available to meet current and future obligations of the participating programs when due.
•	Earn a minimum rate of return no less than the actuarial interest rate.
•	Earn the maximum return that can be realistically achieved in the markets over the long-term at a specified and controlled level of risk in order to minimize future contributions.
•	Invest the assets with the care, skill, and diligence that a prudent person acting in a like capacity would undertake. In the process, the Administration of the Trust has the objective of controlling the costs involved with administering and managing the investments of the National Retirement Trust.
(b)	Cash Flows

The Company expects to contribute $7,000 to its pension program in 2009.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31:
2009	$3,726
2010	4,143
2011	4,408
2012	5,008
2013	6,244
2014 — 2018	42,060

50	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
Noncontributory Supplemental Pension Plan

In addition, the Company sponsors a noncontributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits. At December 31, 2008 and 2007, the Company has recorded a pension liability of $3,426 and $3,237, respectively. The charge to accumulated other comprehensive loss related to the noncontributory pension plan at December 31, 2008 and 2007 amounted to $464 and $602, respectively, net of a deferred tax asset of $296 and $384, respectively.

(17)	Catastrophe Loss Reserve and Trust Fund

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

The assets in this fund, which amounted to $31,349 and $29,096 as of December 31, 2008 and 2007, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

STS is required to make deposits to the trust fund, if any, on or before January 30 of the following year. Contributions are determined by a rate imposed by the Commissioner of Insurance for the catastrophe policies written in that year. Additions in 2008 and 2007, amounting to $850 and $822, respectively, were determined by applying a rate of 1% to catastrophe premiums written.

The amount in the trust fund may be withdrawn or released in the case that STS ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.

Retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2008 and 2007 amounted to $32,200 and $29,918, respectively.

51	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(18)	Business Combinations

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

The following unaudited pro forma financial information presents the combined results of operations of the Company and GA Life as if the acquisition had occurred at the beginning of 2006. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the 2006 period presented and should not be taken as indicative of the Company’s future consolidated results of operations.

Operating revenues	$1,576,492
Net income	54,850
Basic net income per share	2.05

52	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(19)	Stockholders’ Equity
(a)	Common Stock

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

For a period of five years after the completion of the IPO, subject to the extension or shortening under certain circumstances, each holder of Class B common stock will benefit from anti-dilution protections provided in the Company’s amended and restated certificate of incorporation.

On December 8, 2008, the Company converted 7 million issued and outstanding Class A shares into Class B shares, in conjunction with the expiration of the lockup agreements signed by holders of Class A shares at the time of the Company’s initial public offering.

(b)	Stock Repurchase Program

The Company may repurchase its common stock under a $40,000 share repurchase program authorized by the Company’s Board of Directors in October 2008. Repurchases may be conducted through open-market purchases and privately-negotiated transactions of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During 2008, the Company repurchased and retired approximately 1,181,500 shares at an average per share price of $11.75, for an aggregate cost of $13,880. Therefore, as of December 31, 2008, $26,120 remained authorized by the Company’s Board of Directors for future repurchases. At December 31, 2008, the Company had unsettled shares repurchases amounting to $6,235. Such amount is included in the accompanying consolidated balance sheet as account payable and accrued liabilities. The timing and extent of any purchases under the program will depend on market conditions, the trading price of the shares and other considerations, and the program may be suspended or terminated at any time.

53	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(c)	Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2008 and 2007, there are no issued and outstanding preferred shares.

(d)	Dividends

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

(e)	Liquidity Requirements

As members of the BCBSA, the Company and TSI are required by membership standards of the association to maintain liquidity as defined by BCBSA. That is, to maintain net worth exceeding the Company Action Level as defined in the National Association of Insurance Commissioners’ (NAIC) Risk-Based Capital for Insurers Model Act. The companies are in compliance with this requirement.
(20)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income are as follows:

				Accumulated
	Unrealized	Liability		other
	gains (losess) on	for pension	Cash-flow	comprehensive
	securities	benefits	hedges	loss

Beginning balance	$9,554	(15,652)	56	(6,042)
Net current period change	(16,856)	(7,615)	(56)	(24,527)
Reclassification adjustments for gains and losses reclassified in income	12,904	—	—	12,904

Ending balance	$5,602	(23,267)	—	(17,665)

54	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2008 and 2007 are as follows:

	2008
		Deferred tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount

Unrealized holding losses on securities arising during the period	$(18,944)	2,088	(16,856)
Less reclassification adjustment for gains and losses realized in income	14,138	(1,234)	12,904

Net change in unrealized loss	(4,806)	854	(3,952)

Liability for pension benefits	(12,411)	4,796	(7,615)
Cash-flow hedges	(93)	37	(56)

Net current period change	$(17,310)	5,687	(11,623)

	2007
		Deferred tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding gains on securities arising during the period	$10,005	(1,622)	8,383
Less reclassification adjustment for gains and losses realized in income	1,384	(218)	1,166

Net change in unrealized gain	11,389	(1,840)	9,549

Liability for pension benefits	6,697	(2,607)	4,090
Cash-flow hedges	(409)	159	(250)

Net current period change	$17,677	(4,288)	13,389

55	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2006
		Deferred tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount
Unrealized holding losses on securities arising during the period	$(6,008)	1,201	(4,807)
Less reclassification adjustment for gains and losses realized in income	1,993	(398)	1,595

Net change in unrealized loss	(4,015)	803	(3,212)

Liability for pension benefits	7,915	(2,963)	4,952
Cash-flow hedges	(105)	40	(65)
Adjustment to initially apply SFAS No.158	(26,233)	10,152	(16,081)

Net current period change	$(22,438)	8,032	(14,406)

(21)	Share-Based Compensation

In December 2007 the Company adopted the 2007 Incentive Plan (the Plan), which permits the board of directors the grant of stock options, restricted stock awards and performance awards to eligible officers, directors and key employees. The Plan authorizes grants to issue up to 4,700,000 of Class B common shares of authorized but unissued stock. At December 31, 2008, there were 3,367,583 additional shares available for the Company to grant under the Plan. Stock options can be granted with an exercise price at least equal the stock’s fair market value at the date of grant. The stock option awards vest in equal annual installments over 3 years and its expiration date cannot exceed 7 years. The restricted stock and performance awards are issued at the fair value of the stock on the grant date. Restricted stock awards vest in equal annual installments over 3 years. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards were achieved.

56	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table. In absence of adequate historical data, the Company estimates the expected life of the option using the shortcut method allowed by Staff Accounting Bulletin (SAB) No. 107. Since the Company was a newly public entity, expected volatility was computed based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option was based on the U.S. Treasury zero-coupon bonds yield curve in effect at the time of grant.

The following assumptions were used in the development of fair value of option awards:

2007

Expected dividend yield	0.00%
Expected volatility (per year)	33.00%
Expected term (in years)	4.50
Risk-free interest rate	3.51%
Stock option activity during the periods indicated is as follows:

		Weighted	Weighted
		average	average	Aggregate
	Number of	exercise	contractual	intrinsic
	shares	price	term (years)	value

Outstanding balance at January 1, 2008	999,309	$14.50
Grants	—

Outstanding balance at December 31, 2008	999,309	$14.50	5.93	$—

Exercisable at December 31, 2008	333,100	$14.50	5.93	$—
During 2007, 999,309 options were granted. The weighted average grant date fair value of options granted during the year 2007 was $14.50. There were no options exercised during the year ended December 31, 2008 and 2007. No options were granted in 2008.

57	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2008, and changes during the year ended December 31, 2008, are presented below:

	Restricted awards		Performance awards
		Weighted		Weighted
		average		average
	Number of	exercise	Number of	exercise
	shares	price	shares	price

Outstanding balance at January 1, 2008	166,554	$14.50	166,554	$14.50
Granted	19,935	18.81	—
Lapsed	(55,516)	14.50	—

Outstanding balance at December 31, 2008	130,973	$15.16	166,554	$14.50

Excercisable at end of year	55,516	$14.50	—	$—
The weighted average grant date fair value of restricted shares granted during the year 2008 and 2007 were $18.81 and $14.50, respectively. There were no restricted shares exercised during the year ended December 31, 2008 and 2007.

At December 31, 2008 and 2007, there was $5,956 and $8,590, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.92 years. The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.

(22)	Net Income Available to Stockholders and Basic Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31, 2008.

	2008	2007	2006
Numerator for earnings per share:
Net income available to stockholders	$24,790	58,518	54,533

Denominator for basic earnings per share — Weighted average of common shares	$32,120,461	27,200,067	26,729,500
Effect of dilutive securities — Nonvested restricted stock awards	42,094	2,038	—

Denominator for diluted earnings per share	32,162,555	27,202,105	26,729,500

Basic net income per share	$0.77	2.15	2.04
Diluted net income per share	0.77	2.15	2.04
During the years ended December 31, 2008 and 2007, the weighted average of stock option shares of 999,309 and 83,276, respectively, were excluded from the denominator for diluted earnings per share

58	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
because the stock options were anti-dilutive. There were no anti-dilutive stock options during the year ended December 31, 2006.

(23)	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under noncancelable operating leases. Minimum annual rental commitments at December 31, 2008 under existing agreements are summarized as follows:

Year ending December 31:
2009	$6,039
2010	4,408
2011	2,731
2012	1,119
2013	473
Thereafter	2,134

Total	$16,904

Rental expense for 2008, 2007, and 2006 was $3,532, $4,007, and $3,962, respectively, after deducting the amount of $265, $303, and $348, respectively, reimbursed by CMS for the administration of the Medicare Part B Program (see note 13).

(24)	Contingencies
(a)	Legal Proceedings

As of December 31, 2008, the Company is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.

Management believes that the aggregate liabilities, if any, arising from all such claims, assessments, audits and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Corporation. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s financial condition, operating results and/or cash flows. Where the Corporation believes that a loss is both probable and estimable, such amounts have been recorded. In other cases, it is at least reasonably possible that the Corporation may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Corporation is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.

59	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
Hau et al Litigation (formerly known as Jordan et al)

On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, TSI and others in the Court of First Instance for San Juan, Superior Section (the “Court”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million. At a status conference held on August 18, 2008, the parties informed the Court that they had reached an agreement to try to simplify the case. Based on the agreement, which was approved by the Court, the defendants sent a letter to the plaintiffs on September 19, 2008 explaining the reasons why the allegations of the amended complaint should be dismissed. We are currently waiting for the plaintiffs to reply.

Thomas Litigation

On May 22, 2003, Kenneth A. Thomas, M.D. and Michael Kutell, M.D. filed a putative class action suit against the Blue Cross Blue Shield Association and substantially all of the other Blue Cross and Blue Shield plans in the United States, including TSI. The complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to doctors so that they are not paid in a timely manner for the covered medically necessary services they render. TSI, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited an arbitration right and the applicability of the McCarran Ferguson Act. The parties announced a Settlement Agreement on April 27, 2007 and on April 19, 2008, the Court granted final approval of the settlement. A small group of physicians filed an appeal of the settlement that is pending in the Eleventh Circuit. The Company recorded an accrual for the settlement that is included within accounts payable and accrued liabilities in the accompanying consolidated financial statements.

Colón Litigation

On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSI predecessor stock, filed suit against TSI and the Puerto Rico Commissioner of Insurance (the Commissioner) in the Court of First Instance for San Juan, Superior Section. The sale of that share to Mr. Colón-Dueño was voided in 1999 pursuant to an order issued by the Commissioner in which the sale of 1,582 shares to a number of TSI shareholders was voided. The Puerto Rico Court of Appeals upheld the order on March 31, 2000. The plaintiff requests that the court direct TSI to return his share of stock and pay damages in excess of $500,000 and attorney’s fees. Management plans to vigorously contest this lawsuit because, among other reasons, the Commissioner’s order is final and cannot be collaterally attacked in this litigation.

60	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
Puerto Rico Center for Municipal Revenue Collection

On March 1, 2006 and March 3, 2006, respectively, the Puerto Rico Center for Municipal Revenue Collection (CRIM) imposed a real property tax assessment of approximately $1.3 million and a personal property tax assessment of approximately $4.0 million upon TSI for fiscal years 1992-1993 through 2002-2003. During that time, TSI qualified as a tax-exempt entity under Puerto Rico law pursuant to rulings issued by the Puerto Rico tax authorities. In imposing the tax assessments, CRIM revoked the tax rulings retroactively, based on its contention that a for-profit corporation such as TSI is not entitled to such an exemption. On March 28, 2006 and March 29, 2006, respectively, TSI challenged the real and personal property tax assessments in the Court of First Instance for San Juan, Superior Section. The court granted summary judgment affirming the real property and personal property tax assessments on October 29, 2007 and December 5, 2007, respectively.

After unsuccessfully filing motions for reconsideration in both cases, TSI appealed the court’s decisions before the Puerto Rico Court of Appeals on November 29, 2007 and February 21, 2008, respectively. TSI also requested a consolidation of both cases, which the Court of Appeals approved on April 17, 2008. On May 27, 2008, TSI submitted a motion to the Court of Appeals requesting the Court to take notice of a recent decision of the Puerto Rico Supreme Court that addresses administrative law issues involving other parties and which TSI believes confirms its position that the rulings issued by the Puerto Rico tax authorities may not be revoked on a retroactive basis. On June 30, 2008 the Court of Appeals confirmed the summary judgment issued by the Court of First Instance in both property tax cases. On September 29, 2008, TSI timely filed a certiorari petition with the Puerto Rico Supreme Court, which is currently pending. Management believes that these municipal tax assessments are improper and expects to prevail in this litigation.

Dentists Association Litigation

On February 11, 2009, the Puerto Rico Dentists Association (Colegio de Cirujanos Dentistas de Puerto Rico, or “CCD”) filed a complaint in the Puerto Rico Court of First Instance for San Juan against 24 health plans operating in Puerto Rico that offer dental health coverage. The Company, TSI, and Triple-C, Inc., a Company subsidiary, were included as defendants. This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated; however, the complaint does not include a single dentist as a class representative nor a definition of the intended class.

The complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to dentists so that they are not paid in a timely and complete manner for the covered medically necessary services they render. The complaint also alleges, among other things, violations to the Puerto Rico Insurance Code, antitrust laws, the Puerto Rico racketeering statute, unfair business practices, breach of contract with providers, and damages in the amount of $150 million. In addition, the complaint claims that the Puerto Rico Insurance Companies Association (“ACODESE” for its Spanish acronym) is the hub of an alleged conspiracy concocted by the member plans to defraud dentists.

61	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
There are numerous available defenses to oppose both the request for class certification and the merits. The Company intends to vigorously defend this claim.

Claims by Heirs of Former Shareholders

The Company and TSI are also defending four individual lawsuits and one purported class action, all filed in state court, from persons who claim to have inherited a total of 90 shares of the Company or one of its predecessors (before giving effect to the 3,000-for-one stock split). While each case presents unique facts, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company’s (or its predecessor’s) articles of incorporation and bylaws was improper. On February 18, 2009, the Court of First Instance for San Juan, Superior Section, issued an order granting our motion to dismiss the purported class action suit, on grounds that the claim was time barred under the Puerto Rico Securities Act. Motions to dismiss are pending in a majority of the remaining cases and discovery has begun in all of them. Management believes all these claims are time barred under one or more statutes of limitations, and intends to vigorously defend against them.

(b)	Guarantee Associations

Pursuant to the Insurance Code, STS is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Professional Médico-Hospitalaria (SIMED) and of the Sindicato de Aseguradores de Responsabilidad Professional para Médicos. Both syndicates were organized for the purpose of underwriting medical-hospital professional liability insurance. As a member, the subsidiary shares risks with other member companies and, accordingly, is contingently liable in the event that the above-mentioned syndicates cannot meet their obligations. During 2008, 2007, and 2006, no assessments or payments were made for this contingency.

Additionally, pursuant to Article 12 of Rule LXIX of the Insurance Code, STS is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association). The Association was organized during 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998. As a participant, STS shares the risk, proportionately with other members, based on a formula established by the Insurance Code. During the three-year period ended December 31, 2008, the Association distributed good experience refunds. STS received refunds amounting to $1,131, $1,023, and $769, in 2008, 2007, and 2006, respectively.

STS is a member of the Asociación de Garantía de Seguros de Todas Clases, excepto Vida, Incapacidad y Salud and TSI, TSV are members of the Asociación de Garantía de Seguros de Vida, Incapacidad y Salud. As members, they are required to provide funds for the payment of claims and unearned premiums reimbursements for policies issued by insurance companies declared insolvent. During 2008 and 2007 no assessment or payment was made by STS in connection with insurance companies declared insolvent. During 2006, STS paid assessments of $995. Moreover, no assessments were attributable to TSI and Triple-S Vida, Inc. during 2008, 2007, and 2006.

62	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(25)	Statutory Accounting

TSI, TSV and STS (collectively known as the regulated subsidiaries) are regulated by the Commissioner of Insurance. The regulated subsidiaries are required to prepare financial statements using accounting practices prescribed or permitted by the Commissioner of Insurance, which differ from GAAP.

The accumulated earnings of TSI, TSV, and STS are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Such limitations restrict the payment of dividends by insurance companies generally to unrestricted unassigned surplus funds reported for statutory purposes. As more fully described in note 17, a portion of the accumulated earnings of STS are also restricted by the catastrophe loss reserve balance (amounting to $31,349 and $29,918 as of December 31, 2008 and 2007, respectively) as required by the Insurance Code.

The net admitted assets, unassigned surplus, and capital and surplus of the insurance subsidiaries at December 31, 2008 (preliminary) and 2007 are as follows:

	2008
	TSI	STS	TSV
Net admitted assets	$593,781	270,684	332,041
Unassigned surplus	62,089	57,508	(13,318)
Capital and surplus	212,089	96,525	48,742

	2007
	TSI	STS	TSV
Net admitted assets	$702,125	273,601	310,428
Unassigned surplus	67,768	57,346	(17,021)
Capital and surplus	217,768	95,765	45,039
The statutory net income of the insurance subsidiaries for the years ended December 31, 2008 (preliminary), 2007, and 2006 is as follows:

	TSI	STS	TSV
2008	$26,838	4,767	2,624
2007	41,742	14,608	7,736
2006	24,723	9,270	7,077

63	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(26)	Supplementary Information on Noncash Transactions Affecting Cash Flow Activities

	2008	2007	2006

Supplementary information:
Noncash transactions affecting cash flows activities:
Change in net unrealized gain on securities available for sale, including deferred income tax liability of $854, $1,840, and $803 in 2008, 2007, and 2006, respectively	$(3,952)	9,549	(3,212)
Change in cash-flow hedges, including deferred income tax liability of $37, $159 and $40 in 2008, 2007, and 2006, respectively	(56)	(250)	(65)
Change in liability for pension benefits, and deferred income tax asset of $4,796, $2,189, and $7,189, in 2008, 2007, and 2006, respectively	(7,615)	4,090	4,952
Adjustment to initially apply SFAS No. 158, including deferred income tax effect of $10,152 in 2006.		—	(16,081)
Unsettled shares repurchases	6,235	—	—
Unsettled investment acquisitions	—	117,706	226
Unsettled investment sales	(1,500)	—	(13)

Other:
Income taxes paid	25,597	25,940	2,813
Interest paid	14,330	14,102	14,215
On January 31, 2006, the Company acquired GA Life (now TSV). Refer to note 18 for a summary of assets acquired and liabilities assumed as part of the acquisition.

64	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(27)	Segment Information

The operations of the Company are conducted principally through three business segments: Managed Care, Life Insurance, and Property and Casualty Insurance. Business segments were identified according to the type of insurance products offered. These segments and a description of their respective operations are as follows:
•	Managed Care segment — TSI is engaged in the sale of managed care products to the commercial market sector (including corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare supplement) as well as to the Medicare Advantage, the Commonwealth of Puerto Rico Health Reform (the Reform) and stand-alone PDP. The following represents a description of the major contracts by sector:
•	Commercial — The premiums for this business are mainly originated through TSI’s internal sales force and a network of brokers and independent agents. TSI is a qualified contractor to provide health coverage to federal government employees within Puerto Rico. Earned premiums revenue related to this contract amounted to $124,239, $121,126, and $113,355 for the three-year period ended December 31, 2008, 2007, and 2006, respectively (see note 10). Under its commercial business, TSI also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $40,686, $46,649, and $54,143, for the three-year period ended December 31, 2008, 2007, and 2006, respectively. TSI also processes and pays claims as fiscal intermediary for the Medicare — Part B Program in Puerto Rico and is reimbursed for operating expenses (see note 13).

•	Medicare — TSI provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is terminable for cause if TSI breaches a material provision of the contract or violate relevant laws or regulations. The premiums for this business are mainly originated through TSI’s internal sales force and a network of brokers and independent agents. Earned premium revenue related to the Medicare business amounted to $438,723, $255,570, and $170,820 the three-year period ended December 31, 2008, 2007, and 2006, respectively.

•	Reform — TSI participates in the Reform to provide health coverage to medically indigent citizens in Puerto Rico. The Reform program provides health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the Commonwealth of Puerto Rico. The Reform consists of a single policy with the same benefits for each qualified medically indigent citizen. Earned premium revenue related to this business amounted to $340,123, $327,544, and $455,891, for three-year period ended December 31, 2008, 2007, and 2006, respectively. Since the Reform’s inception in 1995, TSI had been the sole provider for two to three regions each year. The contract for each geographical area is subject to termination in the event of any noncompliance by the insurance company, which is not corrected or cured to the satisfaction of the government entity overseeing the Reform, or on ninety days’ prior written notice in the event that the government determines that there is an insufficiency of funds to finance the Reform. These contracts usually have one-year terms and expire on June 30. Upon the

65	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
expiration of the contract for a geographical area, of the Commonwealth of Puerto Rico usually commences an open bidding process to select the carrier for each area. In October 2006, TSI was informed that the new contract to serve one of these regions, Metro-North, had been awarded to another managed care company effective November 1, 2006. The contracts for the other two areas were renewed for additional terms ending June 30, 2009. Effective November 2008, the Company was awarded with the Metro-North Region as an Administrative Service Only (ASO) contract for the term of one year. Administrative service fee for the Metro-North Region for the year ended December 31, 2008 amounted to $2,712; which is included in the Administrative service fee in the accompanying consolidated statement of earnings.
•	Life Insurance segment — This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through TSV’s internal sales force and a network of independent brokers and agents.

•	Property and Casualty Insurance segment —The predominant insurance lines of business of this segment are commercial multiple peril, auto physical damage, auto liability, and dwelling. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to STS, net of commissions. Remittances are due 60 days after the closing date of the general agent’s account current.
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

The following tables summarize the operations by operating segment for each of the years in the three-year period ended December 31, 2008, 2007, and 2006.

66	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2008	2007	2006

Operating revenues:
Managed care:
Premiums earned, net	$1,509,778	1,298,776	1,337,070
Fee revenue	19,187	14,018	14,089
Intersegment premiums/fee revenue	6,538	6,229	5,531
Net investment income	23,091	19,673	18,852

Total managed care	1,558,594	1,338,696	1,375,542

Life:
Premiums earned, net	92,469	88,505	86,595
Intersegment premiums	374	356	293
Net investment income	16,482	15,016	13,749

Total life	109,325	103,877	100,637

Property and casualty:
Premiums earned, net	93,211	96,267	87,961
Intersegment premiums	610	616	591
Net investment income	12,545	11,849	9,589

Total property and casualty	106,366	108,732	98,141

Other segments — intersegment service revenues*	46,578	44,971	53,375

Total business segments	1,820,863	1,596,276	1,627,695
TSM operating revenues from external sources	4,135	656	467
Elimination of intersegment premiums	(7,523)	(7,201)	(6,415)
Elimination of intersegment service revenue	(46,578)	(44,971)	(53,375)

Consolidated operating revenues	$1,770,897	1,544,760	1,568,372

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

67	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2008	2007	2006
Operating income:
Managed care	$52,632	57,392	45,472
Life	12,489	10,716	11,196
Property and casualty	13,147	10,740	11,250
Other segments*	985	891	1,115

Total business segments	79,253	79,739	69,033

TSM operating revenues from external sources	4,135	656	467
TSM unallocated operating expenses	(9,283)	(7,846)	(6,648)
Elimination of TSM charges	9,991	10,903	10,474

Consolidated operating income	84,096	83,452	73,326

Consolidated net realized investment gains (losses)	(13,940)	5,931	837
Consolidated net unrealized gain (loss) on trading securities	(21,063)	(4,116)	7,699
Consolidated interest expense	(14,681)	(15,839)	(16,626)
Consolidated other income, net	(2,468)	3,217	2,323

Consolidated income before taxes	$31,944	72,645	67,559

	2008	2007	2006
Depreciation expense:
Managed care	$4,339	4,277	3,788
Life	656	677	750
Property and casualty	1,450	1,488	775

Total business segments	6,445	6,442	5,313

TSM depreciation expense	922	1,120	1,130

Consolidated depreciation expense	$7,367	7,562	6,443

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services

68	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2008	2007
Assets:
Managed care	$678,889	762,422
Life	460,109	430,807
Property and casualty	337,869	375,415
Other segments*	12,620	11,255

Total business segments	1,489,487	1,579,899

Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	58,480	82,980
Property and equipment, net	21,648	22,523
Other assets	4,079	2,280

	84,207	107,783

Elimination entries — intersegment receivables and others	(25,235)	(28,140)

Consolidated total assets	$1,548,459	1,659,542

	2008	2007
Significant noncash items:
Net change in unrealized gain on securities available for sale:
Managed care	$(4,359)	2,928
Life	538	3,253
Property and casualty	1,139	3,085

Total business segments	(2,682)	9,266
Amount related to TSM	(1,270)	283

Consolidated net change in unrealized gain on securities available for sale	$(3,952)	9,549

Net change in liability for pension benefits:
Managed care	$(4,946)	2,838
Life	(81)	35
Property and casualty	(490)	275
Other segments*	(1,948)	844

Total business segments	(7,465)	3,992
Amount related to TSM	(150)	98

Consolidated net change in liability for pension benefits	$(7,615)	4,090

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

69	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(28)	Quarterly Financial Information (Unaudited)

	2008
	March 31	June 30	September 30	December 31	Total
Revenues:
Premiums earned, net	$404,399	419,157	433,219	438,682	1,695,457
Administrative service fees	3,713	3,920	4,448	7,106	19,187
Net investment income	13,432	14,302	14,072	14,447	56,253

Total operating revenues	421,544	437,379	451,739	460,235	1,770,897

Net realized investment gains (losses)	609	(1,741)	(1,101)	(11,707)	(13,940)
Net unrealized investment loss on trading securities	(6,250)	(951)	(3,605)	(10,257)	(21,063)
Other income (loss), net	(1,521)	1,360	(1,147)	(1,160)	(2,468)

Total revenues	414,382	436,047	445,886	437,111	1,733,426

Benefits and expenses:
Claims incurred	350,207	354,780	365,585	364,342	1,434,914
Operating expenses	60,031	61,399	63,572	66,885	251,887

Total operating costs	410,238	416,179	429,157	431,227	1,686,801

Interest expense	3,673	3,926	3,749	3,333	14,681

Total benefits and expenses	413,911	420,105	432,906	434,560	1,701,482

Income before taxes	471	15,942	12,980	2,551	31,944

Income tax expense (benefit):
Current	(184)	4,291	4,580	2,855	11,542
Deferred	(547)	(486)	(1,071)	(2,284)	(4,388)

Total income taxes	(731)	3,805	3,509	571	7,154

Net income	$1,202	12,137	9,471	1,980	24,790

Basic net income per share	$0.04	0.38	0.29	0.06	0.77
Diluted net income per share	0.04	0.38	0.29	0.06	0.77

70	(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2007
	March 31	June 30	September 30	December 31	Total
Revenues:
Premiums earned, net	$348,465	377,346	375,803	381,934	1,483,548
Administrative service fees	3,509	3,617	3,908	2,984	14,018
Net investment income	11,121	11,047	11,229	13,797	47,194

Total operating revenues	363,095	392,010	390,940	398,715	1,544,760
Net realized investment gains (losses)	1,196	3,784	1,183	(232)	5,931
Net unrealized investment gain (loss) on trading securities	(1,925)	573	588	(3,352)	(4,116)
Other income (loss), net	209	2,158	(525)	1,375	3,217

Total revenues	362,575	398,525	392,186	396,506	1,549,792

Benefits and expenses:
Claims incurred	297,318	308,023	310,033	308,401	1,223,775
Operating expenses	56,137	59,358	57,944	64,094	237,533

Total operating costs	353,455	367,381	367,977	372,495	1,461,308
Interest expense	3,952	4,058	3,938	3,891	15,839

Total benefits and expenses	357,407	371,439	371,915	376,386	1,477,147

Income before taxes	5,168	27,086	20,271	20,120	72,645

Income tax expense (benefit):
Current	1,060	5,938	4,575	4,333	15,906
Deferred	(397)	343	206	(1,931)	(1,779)

Total income taxes	663	6,281	4,781	2,402	14,127

Net income	$4,505	20,805	15,490	17,718	58,518

Basic net income per share	$0.17	0.78	0.58	0.62	2.15
Diluted net income per share	0.17	0.78	0.58	0.62	2.15

71

Triple-S Management Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information
For the years ended December 31, 2008, 2007 and 2006
(Dollar amounts in thousands)

	Deferred								Amortization of
	Policy								Deferred Policy
	Acquisition		Liability for		Other				Acquisition
	Costs and Value		Future		Policy Claims		Net		Costs and Value	Other	Net
	of Business	Claim	Policy	Unearned	and Benefits	Premium	Investment	Claims	of Business	Operating	Premiums
Segment	Acquired	Liabilities	Benefits	Premiums	Payable	Revenue	Income	Incurred	Acquired	Expenses	Written

2008

Managed care	$—	$201,849	$—	$5,585	$—	$1,513,025	$23,091	$1,345,371	$—	$160,591	$1,513,025
Life insurance	101,243	39,948	207,545	3,370	—	92,843	16,482	47,432	16,404	33,000	92,843
Property and casualty insurance	25,104	81,913	—	101,186	—	93,821	12,546	42,111	27,383	23,725	95,867
Other non-reportable segments, parent company operations and net consolidating entries.	—	—	—	—	—	(4,232)	4,134	—	—	(9,216)	—

Total	$126,347	$323,710	$207,545	$110,141	$—	$1,695,457	$56,253	$1,434,914	$43,787	$208,100	$1,701,735

2007

Managed care	$—	$201,604	$—	$27,923	$—	$1,301,792	$19,673	$1,133,241	$—	$148,063	$1,301,792
Life insurance	93,564	35,485	194,131	2,931	—	88,861	15,016	45,669	16,033	31,459	88,861
Property and casualty insurance	23,675	116,741	—	101,745	—	96,883	11,849	44,865	28,917	24,210	101,747
Other non-reportable segments, parent company operations and net consolidating entries.	—	—	—	—	—	(3,988)	656	—	—	(11,149)	—

Total	$117,239	$353,830	$194,131	$132,599	$—	$1,483,548	$47,194	$1,223,775	$44,950	$192,583	$1,492,400

2006

Managed care	$—	$185,249	$—	$17,812	$—	$1,339,807	$18,852	$1,173,622	$—	$156,448	$1,339,807
Life insurance	88,590	35,164	180,420	1,960	—	86,888	13,749	43,619	16,339	29,483	84,752
Property and casualty insurance	22,827	94,269	—	93,810	—	88,552	9,589	41,740	25,118	20,033	93,252
Other non-reportable segments, parent company operations and net consolidating entries.	—	—	—	—	—	(3,621)	467	—	—	(11,356)	—

Total	$111,417	$314,682	$180,420	$113,582	$—	$1,511,626	$42,657	$1,258,981	$41,457	$194,608	$1,517,811

See accompanying independent registered public accounting firm’s report and notes to consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule IV — Reinsurance
For the years ended December 31, 2008, 2007 and 2006
(Dollar amounts in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies (1)	Companies	Amount	to Net

2008

Life insurance in force	$10,503,170	2,823,647	—	7,679,523	0.0%

Premiums:
Life insurance	$100,413	7,570	—	92,843	0.0%
Accident and health insurance	1,518,648	5,623	—	1,513,025	0.0%
Property and casualty insurance	167,982	72,115	—	95,867	0.0%

Total premiums	$1,787,043	85,308	—	1,701,735	0.0%

2007

Life insurance in force	$10,321,749	2,459,100	—	7,862,649	0.0%

Premiums:
Life insurance	$97,700	8,839	—	88,861	0.0%
Accident and health insurance	1,305,141	3,349	—	1,301,792	0.0%
Property and casualty insurance	170,884	69,137	—	101,747	0.0%

Total premiums	$1,573,725	81,325	—	1,492,400	0.0%

2006

Life insurance in force	$10,433,690	6,957,946	—	3,475,744	0.0%

Premiums:
Life insurance	$89,736	9,397	4,413	84,752	5.2%
Accident and health insurance	1,341,952	2,145	—	1,339,807	0.0%
Property and casualty insurance	158,975	65,723	—	93,252	0.0%

Total premiums	$1,590,663	77,265	4,413	1,517,811	0.3%

(1)	Premiums ceded on the life insurance business are net of commission income on reinsurance amounting to $287, $258 and $275 for the years ended December 31, 2008, 2007 and 2006.
See accompanying independent registered public accounting firm’s report and notes to consolidated financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule V — Valuation and Qualifying Accounts
For the years ended December 31, 2008, 2007 and 2006
(Dollar amounts in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts	Deductions —	End of
	Period	Expenses	— Describe (1)	Describe (2)	Period

2008

Allowance for doubtful receivables	$15,925	821	—	(2,001)	14,745

2007

Allowance for doubtful receivables	$18,230	6,661	—	(8,966)	15,925

2006

Allowance for doubtful receivables	$12,240	8,570	1,380	(3,960)	18,230

(1)	Represents amount of allowance for doubtful accounts acquired upon the purchase of GA Life and other adjustments.

(2)	Deductions represent the write-off of accounts deemed uncollectible.
See accompanying independent registered public accounting firm’s report and notes to consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Financial Statements
December 31, 2008, 2007, and 2006
(With Independent Auditors’ Report Thereon)

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Triple-S Management Corporation:
Under date of March 18, 2009, we reported on the consolidated balance sheets of Triple-S Management Corporation and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008 as contained in the 2008 annual report to stockholders. Our reports refers to the adoption of the recognition and disclosure provisions of Statement of Financial Accounting Standards No. 158 Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans as of December 31, 2006. These consolidated financial statements and our report thereon are included in the annual report on Form 10-K for the year 2008. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the Item 15. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.
In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
/s/ KPMG LLP
San Juan, Puerto Rico
March 18, 2009
Stamp No. 2376401 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Balance Sheets
December 31, 2008 and 2007
(Dollar amounts in thousands, except per share data)

	2008	2007
Assets
Current assets:
Cash and cash equivalents	$1,952	47,772

Receivables:
Due from subsidiaries	8,956	597
Other	70	25

Total receivables	9,026	622

Investment in securities	56,528	35,208
Prepaid income tax	385	111
Net deferred tax assets	414	367
Accrued interest	868	173
Other assets	115	198

Total current assets	69,288	84,451

Note receivable from subsidiary	37,000	57,000
Accrued interest on note receivable from subsidiary	11,339	8,151
Net deferred tax assets	1,459	543
Investments in wholly owned subsidiaries	484,535	448,579
Property and equipment, net	21,648	22,523
Other assets	768	863

Total assets	$626,037	622,110

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,640	1,640
Due to subsidiary	197	6,015
Accounts payable and accrued expenses	14,154	8,045

Total current liabilities	15,991	15,700

Long-term debt	117,667	119,306

Liability for pension benefits	7,280	4,566

Total liabilities	140,938	139,572

Stockholders’ equity:
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issue and outstanding 9,042,809 and 16,042,809 shares at December 31, 2008 and 2007	9,043	16,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issue and outstanding 22,104,989 and 16,266,554 at December 31, 2008 and December 31, 2007	22,105	16,266
Additional paid-in capital	179,504	188,935
Retained earnings	292,112	267,336
Accumulated other comprehensive loss, net	(17,665)	(6,042)

	485,099	482,538

Commitments and contingencies

Total liabilities and stockholders’ equity	$626,037	622,110

See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Earnings
Years ended December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2008	2007	2006
Rental income	$7,361	7,096	6,897
Management fees	2,805	3,880	3,650
General and administrative expenses	(9,283)	(7,846)	(6,648)

Operating income	883	3,130	3,899

Other revenue (expenses):
Equity in net income of subsidiaries	26,103	57,980	53,632
Interest expense, net of interest income of $6,093, $5,477, and $6,088, in 2008, 2007, and 2006, respectively	(1,941)	(2,557)	(2,078)
Other income	13	397	—

Total other revenue, net	24,175	55,820	51,554

Income before income taxes	25,058	58,950	55,453

Income tax expense (benefit):
Current	631	520	772
Deferred	(363)	(88)	148

Total income tax expense, net	268	432	920

Net income	$24,790	58,518	54,533

See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Stockholders’ Equity and Comprehensive Income
Years ended December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

					Accumulated
	Common	Common	Additional		other
	stock	stock	paid-in	Retained	comprehensive
	Class A	Class B	capital	earnings	income (loss)	Total
Balance, December 31, 2005	26,712	—	124,052	162,964	(5,025)	308,703
Dividends declared		—	—	(6,231)	—	(6,231)
Adjustment to initially apply SFAS No. 158, net of tax		—	—	—	(16,081)	(16,081)
Other	21		(21)			—

Comprehensive income:
Net income	—	—	—	54,533	—	54,533
Net unrealized change in fair value of available for sale securities	—	—	—	—	(3,212)	(3,212)
Net change in minimum pension liability	—	—	—	—	4,952	4,952
Net change in fair value of cash-flow hedges	—	—	—	—	(65)	(65)

Total comprehensive income						56,208

Balance, December 31, 2006	26,733	—	124,031	211,266	(19,431)	342,599
Dividends declared	—	—	—	(2,448)	—	(2,448)
Sale of stock in public offering	(10,813)	16,100	64,992	—	—	70,279
Grant of resticted Class B common stock	—	166	—	—	—	166
Share-based compensation	—	—	34	—	—	34
Other	123	—	(122)	—	—	1

Comprehensive income:
Net income	—	—	—	58,518	—	58,518
Net unrealized change in fair value of available for sale securities	—	—	—	—	9,549	9,549
Defined benefit pension plan:
Prior service cost, net	—	—	—	—	3,935	3,935
Actuarial loss	—	—	—	—	155	155
Net change in fair value of cash-flow hedges	—	—	—	—	(250)	(250)

Total comprehensive income						71,907

Balance, December 31, 2007	$16,043	16,266	188,935	267,336	(6,042)	482,538

Conversion of Class A common stock to Class B common stock	(7,000)	7,000	—	—	—	—
Share-based compensation	—	—	3,268	—	—	3,268
Grant of restricted Class B common stock	—	20	—	—	—	20
Repurchase and retirement of common stock	—	(1,181)	(12,699)	—	—	(13,880)
Other	—	—	—	(14)	—	(14)
Comprehensive income:
Net income	—	—	—	24,790	—	24,790
Net unrealized change in fair value of available for sale securities	—	—	—	—	(3,952)	(3,952)
Defined benefit pension plan:
Prior service credit, net	—	—	—	—	(266)	(266)
Actuarial loss	—	—	—	—	(7,349)	(7,349)
Net change in fair value of cash flow hedges	—	—	—	—	(56)	(56)

Total comprehensive income						13,167

Balance, December 31, 2008	$9,043	22,105	179,504	292,112	(17,665)	485,099

See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Statements of Cash Flows
Years ended December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)

	2008	2007	2006
Cash flows from operating activities:
Net income	$24,790	58,518	54,533
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in net income of subsidiaries	(26,103)	(57,980)	(53,632)
Depreciation and amortization	922	1,120	1,130
Share-based compensation	3,268	200	—
Provision for obsolescence	—	—	(83)
Deferred income tax (benefit) expense	(607)	(88)	148
Other	1,965	(394)	—
Changes in assets and liabilities:
Receivables	(8,404)	(233)	1,062
Accrued interest	(3,883)	(4,244)	(1,842)
Prepaid income tax and other assets	(189)	(146)	517
Accounts payable, accrued expenses, liability for pension benefit and due to subsidiary	(3,475)	(3,945)	6,807
Income taxes payable	—	(291)	291

Net cash (used in) provided by operating activities	(11,716)	(7,483)	8,931

Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	(70,684)	(28,202)	—
Proceeds from sale and maturities of investment in securities classified as available for sale	45,905	4,393	335
Notes receivable from subsidiaries	—	22,000	4,000
Acquisition of business	—	—	(38,196)
Net retirement (acquisition) of property and equipment	(47)	149	(162)

Net cash used in investing activities	(24,826)	(1,660)	(34,023)

Cash flows from financing activities:
Dividends	—	(2,448)	(6,231)
Repayments of long-term borrowings	(1,639)	(12,141)	(2,503)
Proceeds from long-term borrowings	—	—	35,000
Net proceeds from initial public offering	—	70,279	—
Repurchases and retirement of common stock	(7,645)	—	—
Other	6	1	—

Net cash (used in) provided by financing activities	(9,278)	55,691	26,266

Net increase (decrease) in cash and cash equivalents	(45,820)	46,548	1,174

Cash and cash equivalents, beginning of year	47,772	1,224	50

Cash and cash equivalents, end of year	$1,952	47,772	1,224

Supplemental information:
Income taxes paid	$1,149	922	402
Interest paid	7,357	7,751	7,809

Noncash activities:
Change in net unrealized gain on securities available for sale, including deferred income tax liability of $854, $1,840, and $803 in 2008, 2007 and 2006, respectively	$(3,952)	9,549	(3,212)
Change in cash-flow hedges, including deferred tax liability of $37 and $159, $40 in 2008, 2007 and 2006, respectively	(56)	(250)	(65)
Change in liability for pension benefits and deferred income tax asset of $4,796, $2,189, and $7,189 in 2008, 2007, and 2006, respectively	(7,615)	4,090	4,952
Adjustment to initially apply SFAS No. 158, including deferred income tax effect of $10,152 in 2006	—	—	(16,081)
Unsettled shares repurchases	6,235	—	—
See accompanying independent registered public accounting firm’s report and notes to financial statements.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(1)	Organization

Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico on January 17, 1997 to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries that are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance): (a) Triple-S, Inc. (TSI) a managed care organization, that provides health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations located mainly in Puerto Rico; (b) Triple-S Vida, Inc. (TSV), which is engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (c) Seguros Triple-S, Inc. (STS), which is engaged in the underwriting of property and casualty insurance policies. Effective February 16, 2009, TSI and STS change their name to Triple-S Salud, Inc. and Triple-S Propiedad, Inc., respectively. The Company and TSI are members of the Blue Cross and Blue Shield Association (BCBSA).

Effective January 31, 2006, the Company completed the acquisition of 100% of the common stocks of Great American Life Assurance Company of Puerto Rico (GA Life) (now Triple-S Vida, Inc.) and effective June 30, 2006, the Company merged the operations of its former life and accident and health insurance subsidiary, Seguros de Vida Triple-S, Inc. (SVTS), into the GA Life. The results of operations and financial position of GA Life are included as part of equity in net income of subsidiaries in the accompanying statements of earnings for the period following January 31, 2006. Effective November 1, 2007 GA Life changed its name to Triple-S Vida, Inc.

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
(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(3)	Property and Equipment, Net

Property and equipment as of December 31 are composed of the following:

	2008	2007
Land	$6,531	6,531
Buildings and leasehold improvements	27,825	27,778

	34,356	34,309

Less accumulated depreciation and amortization	(12,708)	(11,786)

Property and equipment, net	$21,648	22,523

(4)	Investment in Wholly Owned Subsidiaries

Summarized combined financial information for the Company’s wholly owned subsidiaries as of and for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Assets
Cash, cash equivalents, and investments	$1,003,316	1,168,182
Receivables, net	250,644	216,525
Other assets	235,527	195,192

Total assets	$1,489,487	1,579,899

Liabilities and Equity

Claim liabilities	$323,710	353,830
Future policy benefits	207,545	194,131
Unearned premiums	110,141	132,599
Annuity contracts	48,764	46,083
Accounts payable and other liabilities	314,792	404,677

Total liabilities	1,004,952	1,131,320

Stockholders’ equity	484,535	448,579

Total liabilities and equity	$1,489,487	1,579,899

The net income of the subsidiaries during the three-year period ended December 31, 2008 was $26,103, $57,980, and $53,632. The Company allocates to its subsidiaries certain expenses incurred in the administration of their operations. Total charges including other expenses paid on behalf of the subsidiaries amounted to $8,596, $4,989 and $4,346, in the three-year period ended December 31, 2008.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(5)	Long-Term Borrowings

A summary of the long-term borrowings entered by the Company at December 31, 2008 and 2007 follows:

	2008	2007
Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$60,000	60,000

Senior unsecured notes payable of $35,000 issued on January 2006; due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	35,000

Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 2.43% and 6.24% at December 31, 2008 and 2007, respectively).	24,307	25,946

	119,307	120,946

Less current maturities	(1,640)	(1,640)

Total loans payable to bank	$117,667	119,306

Aggregate maturities of the Company’s long term borrowings as of December 31, 2008 are summarized as follows:

2009	1,640
2010	1,640
2011	1,640
2012	1,640
2013	1,640
Thereafter	111,107

$119,307

All of the Company’s senior notes can be prepaid at par, in total or partially, five years after issuance as determined by the Company.
Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note. Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2008 and 2007 amounted to $710 and $768, respectively, and are included within the other assets in the accompanying balance sheets.
(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
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

Interest expense on the above long-term borrowings amounted to $7,301, $8,415 and $8,545, in the three-year period ended December 31, 2008.

(6)	Income Taxes

The Company is subject to Puerto Rico income taxes. Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. As of December 31, 2008, tax years 2004 through 2007 are subject to examination by Puerto Rico taxing authorities.

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No.48, Accounting for Uncertainty in income Taxes and Interpretation of FASB statement No.109; no adjustment was required upon the adoption of this accounting pronouncement.

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to net income before income taxes as a result of the following:

	2008	2007	2006
Income tax expense at statutory rate of 39%	$9,772	22,990	21,626
Increase (decrease) in taxes resulting from:
Equity in net income of wholly owned subsidiaries	(10,180)	(22,612)	(20,916)
Disallowances	678	154	37
Other, net	(2)	(100)	173

Total income tax expense	$268	432	920

(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2008 and 2007 is composed of the following:

	2008	2007
Deferred tax assets:
Employee benefits plan	$535	388
Accumulated depreciation	334	356
Liability for pension benefits	440	344
Deferred compensation	198	155
Unrealized loss on securities available for sale	217	—
Impairment loss on investments	299	—
Tax credit	243	—
Other	—	37

Gross deferred tax assets	2,266	1,280

Deferred tax liabilities:
Unamortized bond issue costs	(180)	(196)
Postretirement benefits	(136)	(54)
Other	(77)	(120)

Gross deferred tax liabilities	(393)	(370)

Net deferred tax asset	$1,873	910

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
(Continued)

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
(7)	Transaction with Related Parties

The following are the significant related-party transactions made for the three-year period ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Rent charges to subsidiaries	$7,286	7,023	6,824
Interest charged to subsidiary on notes receivable	3,189	4,821	5,620
As of December 31, 2008 the Company has a note receivable from a subsidiary pursuant to the provisions of Article 29.30 of the Puerto Rico Insurance Code.
•	On December 22, 2005, TSV borrowed $57,000 from TSM; this note receivable bears interest at an annual rate 6.6%. Accrued interest at December 31, 2008 and 2007 amounted to $11,339 and $8,150, respectively.
The note receivable from subsidiary are due on demand; however, pursuant to the requirements established by the Commissioner of Insurance of the Commonwealth of Puerto Rico (Commissioner of Insurance), the parties agreed that no payment of the total principal nor the interest due on the loan will be made without first obtaining written authorization from the Commissioner of Insurance within at least 60 days prior to the proposed payment date. Written authorization to convert $20,000 of the TSV’s note receivable into a capital contribution was obtained from the Commissioner of Insurance during 2008.

(8)	Contingencies

At December 31, 2008 and 2007, the Company is defendant in various lawsuits in the ordinary course of business. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the position and results of operations of the Company.

(9)	Stockholders’ Equity
(a)	Common Stock

On April 24, 2007, the Company’s Board of Directors (the Board) authorized a 3,000-for-one stock split of its Class A common stock affected in the form of a dividend of 2,999 shares for every one share outstanding. This stock split was effective on May 1, 2007 to all stockholders of record at the close of business on April 24, 2007. The total number of authorized shares and par value per share were unchanged by this action. The par value of the additional shares resulting from the stock split was reclassified from additional paid in capital to common stock. All references to the number of shares and per share amounts in these consolidated financial statements are presented after giving retroactive effect to the stock split.

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
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

For a period of five years after the completion of the IPO, subject to the extension or shortening under certain circumstances, each holder of Class B common stock will benefit from anti-dilution protections provided in the Company’s amended and restated certificate of incorporation.

On December 8, 2008, the Company converted 7 million issued and outstanding Class A shares into Class B shares, in conjunction with the expiration of the lockup agreements signed by holders of Class A shares at the time of the Company’s IPO.

(b)	Stock Repurchase Program

The Company may repurchase its common stock under a $40,000 share repurchase program authorized by the Company’s Board of Directors in October 2008. Repurchases may be conducted through open-market purchases and privately-negotiated transactions of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During 2008, the Company repurchased and retired approximately 1,181,500 shares at an average per share price of $11.75, for an aggregate cost of $13,880. Therefore, as of December 31, 2008, $26,120 remained authorized by the Company’s Board of Directors for future repurchases. At December 31, 2008, the Company had unsettled shares repurchases amounting to $6,235. Such amount is included in the accompanying consolidated balance sheet as account payable and accrued liabilities. The timing and extent of any purchases under the program will depend on market conditions, the trading price of the shares and other considerations, and the program may be suspended or terminated at any time.

(c)	Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2008 and 2007, there are no issued and outstanding preferred shares.

(d)	Dividends

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

TRIPLE-S MANAGEMENT CORPORATION
(Parent Company Only)
Notes to Financial Statements
December 31, 2008, 2007, and 2006
(Dollar amounts in thousands, except per share data)
On January 13, 2006, the Board declared a cash dividend of $6,231 distributed pro rata among all of the Company’s issued and outstanding Class A common shares, excluding qualifying shares. All stockholders of record as of the close of business on January 16, 2006, except those who only hold qualifying shares, received a dividend per share of $0.23 for each share held on that date.