Form 10-Q
period 2009-03-31
TRIPLE-S MANAGEMENT CORP
filed 2009-05-07
CIK 1171662

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at May 1, 2009
Common Stock Class A, $1.00 par value	9,042,809
Common Stock Class B, $1.00 par value	20,421,203

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended March 31, 2009

Part I — Financial Information
Item 1. Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2009	2008

Assets

Investments and cash:
Equity securities held for trading, at fair value	$29,751	32,184
Securities available for sale, at fair value:
Fixed maturities	833,232	887,684
Equity securities	59,454	68,629
Securities held to maturity, at amortized cost:
Fixed maturities	19,174	21,753
Policy loans	5,430	5,451
Cash and cash equivalents	108,682	46,095

Total investments and cash	1,055,723	1,061,796

Premiums and other receivables, net	249,532	237,158
Deferred policy acquisition costs and value of business acquired	128,442	126,347
Property and equipment, net	59,125	58,448
Net deferred tax asset	28,425	25,195
Other assets	33,097	39,515

Total assets	$1,554,344	1,548,459

Liabilities and Stockholders’ Equity

Claim liabilities:
Claims processed and incomplete	$200,009	156,137
Unreported losses	143,982	150,079
Unpaid loss-adjustment expenses	18,592	17,494

Total claim liabilities	362,583	323,710

Liability for future policy benefits	211,522	207,545
Unearned premiums	101,940	110,141
Policyholder deposits	48,260	48,684
Liability to Federal Employees’ Health Benefits Program (FEHBP)	9,875	11,157
Accounts payable and accrued liabilities	146,107	148,713
Long-term borrowings	168,897	169,307
Liability for pension benefits	42,872	44,103

Total liabilities	1,092,056	1,063,360

Stockholders’ equity:
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at March 31, 2009 and December 31, 2008	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 20,644,503 and 22,104,989 shares at March 31, 2009 and December 31, 2008, respectively	20,644	22,105
Additional paid-in capital	164,555	179,504
Retained earnings	296,044	292,112
Accumulated other comprehensive loss	(27,998)	(17,665)

Total stockholders’ equity	462,288	485,099

Total liabilities and stockholders’ equity	$1,554,344	1,548,459

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months ended March 31, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2009	2008

Revenues:
Premiums earned, net	$452,484	404,399
Administrative service fees	8,866	3,713
Net investment income	12,541	13,432

Total operating revenues	473,891	421,544
Net realized investment loss	(1,727)	609
Net unrealized investment (loss) gain on trading securities	(2,476)	(6,250)
Other income (expense), net	(379)	(1,521)

Total revenues	469,309	414,382

Benefits and expenses:
Claims incurred	394,532	350,207
Operating expenses	68,252	60,031

Total operating costs	462,784	410,238

Interest expense	3,264	3,673

Total benefits and expenses	466,048	413,911

Income before taxes	3,261	471

Income tax (benefit) expense:
Current	451	(184)
Deferred	(1,122)	(547)

Total income taxes	(671)	(731)

Net income	$3,932	1,202

Basic net income per share	$0.13	0.04

Diluted net income per share	$0.13	0.04

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Loss) (Unaudited)
For the three months
ended March 31, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	2009	2008

Balance at January 1	$485,099	482,538

Share-based compensation	1,619	738
Grant of restricted Class B common stock	3	—
Repurchase and retirement of common stock	(18,032)	—
Other	—	(14)

Comprehensive income (loss):
Net income	3,932	1,202
Net unrealized change in fair value of available for sale securities	(10,599)	9,350
Defined benefit pension plan:
Actuarial loss, net	331	296
Prior service credit, net	(65)	(70)
Net change in fair value of cash flow hedges	—	(56)

Total comprehensive (loss) income	(6,401)	10,722

Balance at March 31	$462,288	493,984

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARES
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2009	2008

Cash flows from operating activities:

Net income	$3,932	1,202

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,047	1,800
Net amortization of investments	191	192
Provision for doubtful receivables	504	205
Deferred tax benefit	(1,528)	(547)
Net loss (gain) on sale of securities	1,727	(609)
Net unrealized loss on trading securities	2,476	6,250
Share-based compensation	1,622	738
Proceeds from trading securities sold:
Equity securities	1,311	20,476
Acquisition of securities in trading portfolio:
Equity securities	(1,351)	(5,893)
Loss on sale of property and equipment	2	—
(Increase) decrease in assets:
Premiums receivable	(23,541)	(14,749)
Agents balances	9,362	6,386
Accrued interest receivable	2,088	(1,855)
Other receivables	(1,122)	(3,589)
Reinsurance recoverable on paid losses	1,844	4,599
Deferred policy acquisition costs and value of business acquired	(2,095)	(1,748)
Prepaid income tax	(526)	191
Other assets	6,944	6,374
Increase (decrease) in liabilities:
Claims processed and incomplete	43,872	(16,041)
Unreported losses	(6,097)	23,758
Unpaid loss-adjustment expenses	1,098	1,420
Liability for future policy benefits	3,977	2,968
Unearned premiums	(8,201)	(29,183)
Policyholder deposits	412	457
Liability to FEHBP	(1,282)	(3,303)
Accounts payable and accrued liabilities	(7,705)	(109)

Net cash provided by (used in) operating activities	$29,961	(610)

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2009	2008

Cash flows from investing activities:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$56,136	67,267
Fixed maturities matured/called	112,042	48,133
Equity securities	1,137	—
Securities held to maturity:
Fixed maturities matured	2,666	22,863
Acquisition of investments:
Securities available for sale:
Fixed maturities	(105,263)	(322,974)
Equity securities	(1,579)	(12,143)
Fixed maturity securities held to maturity	—	(5,120)
Net proceeds for policy loans	21	376
Net capital expenditures	(2,726)	(1,547)

Net cash provided by (used in) investing activities	62,434	(203,145)

Cash flows from financing activities:

Change in outstanding checks in excess of bank balances	(11,306)	15,446
Change in short-term borrowings	—	9,825
Repayments of long-term borrowings	(410)	(409)
Repurchase and retirement of common stock	(17,256)	—
Proceeds from policyholder deposits	1,169	2,611
Surrenders of policyholder deposits	(2,005)	(1,673)
Other	—	(14)

Net cash (used in) provided by financing activities	(29,808)	25,786

Net increase (decrease) in cash and cash equivalents	62,587	(177,969)
Cash and cash equivalents at beginning of the period	46,095	240,153

Cash and cash equivalents at end of the period	$108,682	62,184

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(1) Basis of Presentation
The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited. In this filing, the “Corporation”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries. The consolidated interim financial statements do not include all of the information and the footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.
The 2009 consolidated statement of cash flows correctly present the change in unsettled investment trade as a component of investing cash flows. The 2008 consolidated statement of cash flows has been revised to conform to the 2009 presentation. The effect of this revision had no impact on the consolidated balance sheets or consolidated statements of earnings as of or for the period ended March 31, 2008.
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results for the full year.
(2) Recent Accounting Standards
In April 2009, the Financial Accounting Standards Board (FASB) issued the FASB Staff Position (FSP) 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the FSP did not have impact on the Corporation’s consolidated financial statements.
In April 2009, the FASB issued the FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP will be effective for us for the quarter ending June 30, 2009. The Corporation does not expect that the adoption of FSP 115-2 and FAS 124-2 will have a material impact on the consolidated financial position and results of operations.
In April 2009, the FASB issued the FSP No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP will be effective for us for the quarter ending June 30, 2009. The adoption of FSP 107-1 and APB 28-1 will not have an impact on the consolidated financial position and results of operations.
In April 2009, the FASB issued the FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP will be effective for us for the quarter ending June 30, 2009. The Corporation does not expect the adoption of FSP 157-4 to have a material impact on the consolidated financial position and results of operations.
There were no other new accounting pronouncements issued during the first three months of 2009 that could had a material impact on the financial position, operating results or disclosures.
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
The following tables summarize the operations by major operating segment for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008

Operating revenues:
Managed Care:
Premiums earned, net	$403,671	359,111
Administrative service fees	8,866	3,713
Intersegment premiums /service fees	1,453	1,650
Net investment income	5,142	5,602

Total managed care	419,132	370,076
Life Insurance:
Premiums earned, net	24,405	22,129
Intersegment premiums	91	92
Net investment income	4,004	3,934

Total life insurance	28,500	26,155
Property and Casualty Insurance:
Premiums earned, net	24,408	23,159
Intersegment premiums	153	154
Net investment income	2,801	2,964

Total property and casualty insurance	27,362	26,277
Other segments — intersegment service revenues *	11,904	11,068

Total business segments	486,898	433,576
TSM operating revenues from external sources	594	932
Elimination of intersegment premiums	(1,697)	(1,896)
Elimination of intersegment service fees	(11,904)	(11,068)

Consolidated operating revenues	$473,891	421,544

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Operating income:
Managed care	$5,775	5,332
Life insurance	3,034	2,505
Property and casualty insurance	1,347	2,097
Other segments *	127	109

Total business segments	10,283	10,043
TSM operating revenues from external sources	594	932
TSM unallocated operating expenses	(2,304)	(2,140)
Elimination of TSM intersegment charges	2,534	2,471

Consolidated operating income	11,107	11,306
Consolidated net realized investment (loss) gains	(1,727)	609
Consolidated net unrealized loss on trading securities	(2,476)	(6,250)
Consolidated interest expense	(3,264)	(3,673)
Consolidated other expense, net	(379)	(1,521)

Consolidated income before taxes	$3,261	471

Depreciation expense:
Managed care	$1,315	984
Life insurance	145	182
Property and casualty insurance	372	372

Total business segments	1,832	1,538
TSM depreciation expense	215	262

Consolidated depreciation expense	$2,047	1,800

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2009	2008

Assets:
Managed care	$690,033	678,889
Life insurance	464,847	460,109
Property and casualty insurance	333,748	337,869
Other segments *	12,306	12,620

Total business segments	1,500,934	1,489,487
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	51,196	58,480
Property and equipment,net	21,447	21,648
Other assets	4,313	4,079

	76,956	84,207
Elimination entries-intersegment receivables and others	(23,546)	(25,235)

Consolidated total assets	$1,554,344	1,548,459

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2009 and December 31, 2008, were as follows:

March 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated Fair
	cost	gains	losses	value

Trading securities:
Equity securities	$40,890	1,982	(13,121)	29,751

Securities available for sale:
Fixed maturities	829,965	21,709	(18,442)	833,232
Equity securities	68,599	1,165	(10,310)	59,454

	898,564	22,874	(28,752)	892,686

Securities held to maturity:
Fixed maturities	19,174	1,150	(2)	20,322

	$958,628	26,006	(41,875)	942,759

December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated fair
	cost	gains	losses	value

Trading securities:
Equity securities	$40,847	2,781	(11,444)	32,184

Securities available for sale:
Fixed maturities	879,663	24,163	(16,142)	887,684
Equity securities	70,060	1,752	(3,183)	68,629

	949,723	25,915	(19,325)	956,313

Securities held to maturity:
Fixed maturities	21,753	1,317	(7)	23,063

	$1,012,323	30,013	(30,776)	1,011,560

Investment in securities at March 31, 2009 are mostly comprised of U.S. Treasury securities, obligations of government sponsored enterprises and obligations of U.S. government instrumentalities (43.2%), mortgage backed and collateralized mortgage obligations that are U.S. agency-backed (14.4%), obligations of the government of Puerto Rico and its instrumentalities (17.9%) and obligations of U.S. states and municipalities and its instrumentalities (4.3%). The remaining 20.2% of the investment portfolio is mostly comprised of corporate bonds, equity securities, mutual funds and certain collateralized mortgage obligations.
The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, and the Corporation’s intent and ability to retain the investment to allow for recovery in fair value, the probability to recuperate the unrealized loss, among other factors. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value. The impairment is charged to operations and a new cost basis for the security is established. During the three months ended March 31, 2009, the Corporation recognized other-than-temporary impairments amounting to $2.7 million. No other-than-temporary impairment was recognized during the three months ended March 31, 2008.
We continue to review the investment portfolios under the Corporation’s impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.
(5) Premiums and Other Receivables
Premiums and other receivables as of March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008

Premiums	$101,534	90,315
Self-funded group receivables	46,914	35,749
FEHBP	10,757	9,600
Agents balances	29,129	38,491
Accrued interest	9,714	11,802
Reinsurance recoverable	40,337	42,181
Other	26,396	23,765

	264,781	251,903

Less allowance for doubtful receivables:
Premiums	12,042	10,467
Other	3,207	4,278

	15,249	14,745

Total premiums and other receivables	$249,532	237,158

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(6) Claim Liabilities
The activity in the total claim liabilities for the three months ended March 31, 2009 and 2008 is as follows:

	Three months ended
	March 31,
	2009	2008

Claim liabilities at beginning of period	$323,710	353,830
Reinsurance recoverable on claim liabilities	(30,432)	(54,834)

Net claim liabilities at beginning of period	293,278	298,996

Incurred claims and loss-adjustment expenses:
Current period insured events	395,329	358,324
Prior period insured events	(3,948)	(11,241)

Total	391,381	347,083

Payments of losses and loss-adjustment expenses:
Current period insured events	172,155	171,599
Prior period insured events	179,308	160,982

Total	351,463	332,581

Net claim liabilities at end of period	333,196	313,498
Reinsurance recoverable on claim liabilities	29,387	49,469

Claim liabilities at end of period	$362,583	362,967

As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
The credits in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2009 and 2008 is due primarily to better than expected utilization trends.
The claims incurred disclosed in this table exclude the change in the liability for future policy benefits, which amount to $3,151 and $3,124 during the three months ended March 31, 2009 and 2008, respectively.
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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
The following table summarizes fair value measurements by level at March 31, 2009 for assets measured at fair value on a recurring basis:

March 31, 2009
	Level 1	Level 2	Level 3	Total

Equity securities held for trading	$29,751	—	—	29,751
Securities available for sale:
Fixed maturity securities	74,676	757,996	560	833,232
Equity securities	23,202	35,166	1,086	59,454
Derivatives (reported within other assets in the consolidated balance sheets)	—	872	—	872

Total	$127,629	794,034	1,646	923,309

December 31, 2008
	Level 1	Level 2	Level 3	Total

Equity securities held for trading	$32,184	—	—	32,184
Securities available for sale:
Fixed maturity securities	89,985	796,418	1,281	887,684
Equity securities	31,506	36,037	1,086	68,629
Derivatives (reported within other assets in the consolidated balance sheets)	—	1,674	—	1,674

Total	$153,675	834,129	2,367	990,171

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 is as follows:

	Fixed
	Maturity	Equity
	Securities	Securities	Total

Beginning balance	$1,281	1,086	2,367
Total gains or losses:
Realized in earnings	(1,024)	—	(1,024)
Unrealized in other accumulated comprehensive income	303	—	303
Purchases and sales	—	—	—
Transfers in and/or out of Level 3	—	—	—

Ending balance	$560	1,086	1,646

There were no assets classified at Level 3 for the three months ended March 31, 2008.
During the three months ended March 31, 2009, certain debt securities were thinly traded due to issuer liquidity concerns. Consequently, broker quotes or other observable inputs were not always available and the fair value of these securities was estimated using internal estimates for inputs including, but not limited to, credit spreads, default rates and benchmark yields. An other-than-temporary impairment of approximately $1.0 million was recorded on Level 3 securities during the three months ended March 31, 2009.
(8) Share-Based Compensation
Share-based compensation expense recorded during the three months ended March 31, 2009 and 2008 was $1,622 and $738, respectively. Current period expense includes $846 of compensation cost that should have been recorded in earlier periods. This adjustment relates to employees that qualified for approved retirement as defined under the plan. No prior period was materially impacted by this adjustment. Pursuant to the 2007 Incentive Plan, on January 2, 2009, the Corporation granted to key employees 13,321 stock options, 3,002 shares of restricted stocks, and 3,002 performance awards. Stock options can be granted with an exercise price at least equal the stock’s fair market value at the date of grant. The stock option awards vest in equal annual installments over 3 years and its expiration date cannot exceed 7 years. The restricted stock and performance awards are issued at the fair value of the stock on the grant date. Restricted stock awards vest in equal annual installments over 3 years. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards were achieved.
Effective April 27, 2009, the Corporation granted 24,360 shares of restricted stock to non-employee directors pursuant to the 2007 Incentive Plan. Restricted stock was issued at the fair value of the stock on the grant date and vest in one year. The restriction period ends six months after each director ceases to be a member of the Board of Directors.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(9) Comprehensive Loss
The accumulated balances for each classification of other comprehensive loss are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain (loss) on	pension	comprehensive
	securities	benefits	loss

Balance at January 1	$5,602	(23,267)	(17,665)
Net current period change	(10,599)	266	(10,333)

Balance at March 31	$(4,997)	(23,001)	(27,998)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(10) Income Taxes
Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. The Corporation and its subsidiaries are subject to Puerto Rico income taxes. The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of March 31, 2009, tax years 2004 through 2007 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.
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
(11) Pension Plan
The components of net periodic benefit cost for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended
	March 31,
	2009	2008

Components of net periodic benefit cost:
Service cost	$1,222	1,316
Interest cost	1,330	1,422
Expected return on assets	(965)	(1,225)
Prior service cost (credit)	(107)	(113)
Actuarial loss	544	479

Net periodic benefit cost	$2,024	1,879

Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2008 that it expected to contribute $7,000 to its pension program in 2009. As of March 31, 2009, the Corporation contributed $3,000 to the pension program. The Corporation currently anticipates contributing an additional $4,000 to fund its pension program in 2009.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(12) Net Income Available to Stockholders and Basic Net Income per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31,
	2009	2008

Numerator for earnings per share:

Net income available to stockholders	$3,932	1,202

Denominator for basic earnings per share:
Weighted average of common shares	30,224,103	32,142,809
Effect of dilutive securities	50,504	52,490

Denominator for diluted earnings per share	30,274,607	32,195,299

Basic net income per share	$0.13	0.04

Diluted net income per share	$0.13	0.04

(13) Contingencies
As of March 31, 2009, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.
Management believes that the aggregate liabilities, if any, arising from all such claims, assessments, audits and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Corporation. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could have a material adverse effect on the financial condition, operating results and/or cash flows. Where the Corporation believes that a loss is both probable and estimable, such amounts have been recorded. In other cases, it is at least reasonably possible that the Corporation may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Corporation is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.
Additionally, we may face various potential litigation claims that have not to date been asserted, including claims from persons purporting to have contractual rights to acquire shares of the Corporation on favorable terms or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.
Hau et al Litigation (formerly known as Jordan et al)
On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary Triple-S Salud, Inc. (TSS) and others in the Court of First Instance for San Juan, Superior Section (the “Court”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million. At a status conference held on August 18, 2008, the parties informed the Court that they had reached an agreement to try to simplify the case. Based on the

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
agreement, which was approved by the Court, the defendants sent a letter to the plaintiffs on September 19, 2008 explaining the reasons why the allegations of the amended complaint should be dismissed. We are currently waiting for the plaintiffs to reply. Discovery is expected to conclude by early August 2009 and a pre-trial hearing is scheduled for August 25, 2009.
Thomas Litigation
On May 22, 2003, Kenneth A. Thomas, M.D. and Michael Kutell, M.D. filed a putative class action suit against the Blue Cross Blue Shield Association and substantially all of the other Blue Cross and Blue Shield plans in the United States, including TSS. The complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to doctors so that they are not paid in a timely manner for the covered medically necessary services they render. TSS, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited an arbitration right and the applicability of the McCarran Ferguson Act. The parties announced a Settlement Agreement on April 27, 2007 and on April 19, 2008, the Court granted final approval of the settlement. A small group of physicians filed an appeal of the settlement in the Eleventh Circuit. The Corporation recorded an accrual for the settlement that is included within accounts payable and accrued liabilities in the accompanying consolidated financial statements.
Colón Litigation
On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSS predecessor stock, filed suit against TSS and the Puerto Rico Commissioner of Insurance (the Commissioner) in the Court of First Instance for San Juan, Superior Section. The sale of that share to Mr. Colón-Dueño was voided in 1999 pursuant to an order issued by the Commissioner in which the sale of 1,582 shares to a number of TSS shareholders was voided. The plaintiff requests that the court direct TSS to return his share of stock and pay damages in excess of $500,000 and attorney’s fees. TSS, however, had appealed the Commissioner’s order before the Puerto Rico Court of Appeals, which upheld the order on March 31, 2000. Therefore, management plans to vigorously contest this lawsuit because, among other reasons, the Commissioner’s order is final and cannot be collaterally attacked in this litigation.
Puerto Rico Center for Municipal Revenue Collection
On March 1, 2006 and March 3, 2006, respectively, the Puerto Rico Center for Municipal Revenue Collection (CRIM) imposed a real property tax assessment of approximately $1.3 million and a personal property tax assessment of approximately $4.0 million upon TSS for fiscal years 1992-1993 through 2002-2003. During that time, TSS qualified as a tax-exempt entity under Puerto Rico law pursuant to rulings issued by the Puerto Rico tax authorities. In imposing the tax assessments, CRIM revoked the tax rulings retroactively, based on its contention that a for-profit corporation such as TSS is not entitled to such an exemption. On March 28, 2006 and March 29, 2006, respectively, TSS challenged the real and personal property tax assessments in the Court of First Instance for San Juan, Superior Section. The court granted summary judgment affirming the real property and personal property tax assessments on October 29, 2007 and December 5, 2007, respectively.
After unsuccessfully filing motions for reconsideration in both cases, TSS appealed the court’s decisions before the Puerto Rico Court of Appeals on November 29, 2007 and February 21, 2008, respectively. TSS also requested a consolidation of both cases, which the Court of Appeals approved on April 17, 2008. On May 27, 2008, TSS submitted a motion to the Court of Appeals requesting the Court to take notice of a recent decision of the Puerto Rico Supreme Court that addresses administrative law issues involving other parties and which TSS believes confirms its position that the rulings issued by the Puerto Rico tax authorities may not be revoked on a retroactive basis. On June 30, 2008 the Court of Appeals confirmed the summary judgment issued by the Court of First Instance in both property tax cases. On September 29, 2008, TSS timely filed a certiorari petition with the Puerto Rico Supreme Court. The court denied the petition on March 13, 2009, and notified such denial on March 16, 2009. TSS filed a request for reconsideration before the Puerto Rico Supreme Court on March 30, 2009, which was denied on April 29, 2009. TSS subsequently filed a second request for reconsideration, which is pending before the court. The Corporation recorded an accrual which is included within accounts payable and accrued liabilities in the accompanying consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
March 31, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
Dentists Association Litigation
On February 11, 2009, the Puerto Rico Dentists Association (Colegio de Cirujanos Dentistas de Puerto Rico) filed a complaint in the Puerto Rico Court of First Instance for San Juan against 24 health plans operating in Puerto Rico that offer dental health coverage. The Corporation, TSS, and Triple-C, Inc., a Corporation subsidiary, were included as defendants. This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated; however, the complaint does not include a single dentist as a class representative nor a definition of the intended class.
The complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to dentists so that they are not paid in a timely and complete manner for the covered medically necessary services they render. The complaint also alleges, among other things, violations to the Puerto Rico Insurance Code, antitrust laws, the Puerto Rico racketeering statute, unfair business practices, breach of contract with providers, and damages in the amount of $150 million. In addition, the complaint claims that the Puerto Rico Insurance Companies Association is the hub of an alleged conspiracy concocted by the member plans to defraud dentists.
There are numerous available defenses to oppose both the request for class certification and the merits. The Corporation intends to vigorously defend this claim.
(14) Subsequent Event
TSS has signed a definitive agreement to acquire certain managed care assets of La Cruz Azul de Puerto Rico, Inc. (“LCA”). This transaction is expected to close on or about July 1, 2009, at a cost of approximately $10.5 million, subject to customary closing conditions including certain third party consents. The transaction has received regulatory approvals from the Insurance Commissioner of Puerto Rico and the Blue Cross Blue Shield Association.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months ended March 31, 2009. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2008.
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
Overview
We are the largest managed care company in Puerto Rico in terms of membership and have 50 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the Commercial, Commonwealth of Puerto Rico Health Reform (the Reform) and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (PDP)) markets. In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. The Reform is a government of Puerto Rico-funded managed care program for the medically indigent, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Shield name and mark throughout Puerto Rico, serve approximately one million members across all regions of Puerto Rico and hold a leading market position covering approximately 30% of the population. For the three months ended March 31, 2009, our managed care segment represented approximately 89.4% of our total consolidated premiums earned. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 11% (in terms of premiums written) as of December 31, 2007. Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) as of December 31, 2007.
We participate in the managed care market through our subsidiary, Triple-S Salud, Inc. (TSS) (formerly known as Triple-S, Inc.). Our managed care subsidiary is a Blue Cross and Blue Shield Association (BCBSA) licensee, which provides us with exclusive use of the Blue Shield brand in Puerto Rico.
We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (TSV) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (TSP) (formerly known as Seguros Triple-S, Inc.), each one representing approximately 5.4%, of our consolidated premiums earned, net for the three months ended March 31, 2009.
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
Recent Developments
Acquisition of La Cruz Azul de Puerto Rico
On May 1, 2009, the Corporation announced that Triple-S Salud, Inc., its managed care subsidiary, has signed a definitive agreement to acquire certain managed care assets of La Cruz Azul de Puerto Rico, Inc. (“LCA”). Triple-S Salud will pay a purchase price of approximately $10.5 million in cash, based on 131,000 expected members (including full rated and ASO lives). The transaction, which will be funded with cash on hand, is expected to close on or about July 1, 2009, subject to customary closing conditions including certain third party consents. The transaction has received regulatory approvals from the Insurance Commissioner of Puerto Rico and the Blue Cross Blue Shield Association.
The Corporation also announced that the Blue Cross Blue Shield Association has agreed to transfer the licensing rights to the Blue Cross brand in Puerto Rico and the Blue Cross Blue Shield brands in the U.S. Virgin Islands from the Blue Cross Blue Shield Association to the Corporation and Triple-S Salud, subject to the closing of the LCA transaction and submission of final documentation.
Legislative and Regulatory Initiatives
In April 2009, the Commissioner of Insurance of Puerto Rico repealed the adoption of Rule No. 83, titled “Norms and Procedures to Regulate Insurance and Health Maintenance Holding Company Systems and the Criteria to Evaluate the Change of Control”.
Recent Accounting Standards
For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Managed Care Membership

	As of March 31,
	2009	2008

Managed care enrollment:
Commercial [1]	613,546	576,209
Reform [2]	521,731	343,534
Medicare [3]	74,186	65,538

Total	1,209,463	985,281

Managed care enrollment by funding arrangement:
Fully-insured	829,042	821,764
Self-insured	380,421	163,517

Total	1,209,463	985,281

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.

(2)	Includes rated and self-funded members.

(3)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
Consolidated Operating Results
The following table sets forth the Corporation’s consolidated operating results. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended
	March 31,
(Dollar amounts in millions)	2009	2008

Revenues:
Premiums earned, net	$452.5	404.4
Administrative service fees	8.9	3.7
Net investment income	12.5	13.4

Total operating revenues	473.9	421.5
Net realized investment (loss) gains	(1.7)	0.6
Net unrealized investment loss on trading securities	(2.4)	(6.2)
Other expense, net	(0.4)	(1.5)

Total revenues	469.4	414.4

Benefits and expenses:
Claims incurred	394.5	350.2
Operating expenses	68.3	60.0

Total operating expenses	462.8	410.2
Interest expense	3.3	3.7

Total benefits and expenses	466.1	413.9

Income before taxes	3.3	0.5
Income tax benefit	(0.6)	(0.7)

Net income	$3.9	1.2

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Operating Revenues
Consolidated premiums earned, net and administrative service fees increased by $53.3 million, or 13.1%, to $461.4 million during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The increase was primarily due to an increase in the premiums earned, net in our managed care segment, principally the result of a higher volume and premium rates in the Medicare business.
The increase in the administrative service fees of the managed care segment of $5.2 million in the 2009 period is attributed to a higher self-insured member months enrollment mostly due to the fact that the Corporation was granted the contract for the Reform’s Metro-North region, which began on November 2008 on an Administrative Service Only (ASO) basis.
Consolidated net investment income decreased by $0.9 million, or 6.7%, to $12.5 million during the three months ended March 31, 2009. This decrease is attributed to a lower balance of invested assets as well as to lower yields in investment acquired during the quarter.
Net Realized Investment Losses
Consolidated net realized investment losses of $1.7 million during the three months ended March 31, 2009 are the result of other-than-temporary impairments related to fixed income and equity securities amounting to $2.7 million. The other-than-temporary impairments were offset in part by $0.9 million of net realized gains from the sale of fixed income and equity securities.
Net Unrealized Loss on Trading Securities and Other Expense, Net
The combined balance of our consolidated net unrealized loss on trading securities and other expense, net decreased by $4.9 million, to $2.8 million during the three months ended March 31, 2009. This decrease is attributable to lower unrealized losses on trading securities and the fair value of the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes; both fluctuations are due to general market fluctuations. The unrealized loss experienced on our trading portfolio represents a combined decrease of 8.1% in the market value of the portfolio, which is between the decrease experienced by the comparable indexes; the Standard and Poor’s 500 Index decreased by 11.7% and the Russell 1000 Growth decreased by 4.6%. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
Consolidated claims incurred during the three months ended March 31, 2009 increased by $44.3 million, or 12.6%, to $394.5 million when compared to the claims incurred during the three months ended March 31, 2008. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment. The consolidated loss ratio increased by 0.6 percentage points to 87.2%, primarily due to higher utilization trends in the managed care segment and the effect of changes on the reserve estimates.
Operating Expenses
Consolidated operating expenses during the three months ended March 31, 2009 increased by $8.3 million, or 13.8%, to $68.3 million as compared to the operating expenses during the three months ended March 31, 2008. This increase is primarily attributed to a higher volume of business, particularly in our managed care segment as a result of the Metro-North region which began in November 2008. In addition, a contingency accrual was recorded during the 2009 period, partially offset by an insurance recovery receivable of legal expenses. . The consolidated operating expense ratio reflects a slight increase of 0.1 percentage point, to 14.8% during the 2009.

Managed Care Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2009	2008

Operating revenues:
Medical premiums earned, net:
Commercial	$189.9	182.0
Reform	84.9	81.0
Medicare	129.7	96.9

Medical premiums earned, net	404.5	359.9
Administrative service fees	9.5	4.6
Net investment income	5.1	5.6

Total operating revenues	419.1	370.1

Medical operating costs:
Medical claims incurred	370.2	327.9
Medical operating expenses	43.1	36.9

Total medical operating costs	413.3	364.8

Medical operating income	$5.8	5.3

Additional data:

Member months enrollment:
Commercial:
Fully-insured	1,260,901	1,235,489
Self-funded	579,092	496,062

Total commercial member months	1,839,993	1,731,551
Reform:
Fully-insured	978,591	1,033,660
Self-funded	560,578	—

Total reform member months	1,539,169	1,033,660
Medicare	228,273	190,529

Total member months	3,607,435	2,955,740

Medical loss ratio	91.5%	91.1%

Operating expense ratio	10.4%	10.1%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Medical Operating Revenues
Medical premiums earned for the three months ended March 31, 2009 increased by $44.6 million, or 12.4%, to $404.5 million when compared to the medical premiums earned during the three months ended March 31, 2008. This increase is principally the result of the following:
•	Medical premiums generated by the Medicare business increased during the three months ended March 31, 2009 by $32.8 million, or 33.8%, to $129.7 million, primarily due to an increase in member months enrollment of 37,744, or 19.8% and higher average premium rates. The fluctuation in member months is the net result of an increase of 40,825, or 25.9%, in the membership of our Medicare Advantage products and a decrease of 3,081, or 9.4%, in the membership of our PDP product.
•	Medical premiums generated by the Commercial business increased by $7.9 million, or 4.3%, to $189.9 million during the three months ended March 31, 2009. This fluctuation is primarily the result of an increase in member months enrollment of 25,412, or 2.1% and increase in average premium rates per member of approximately 2.2%.

•	Medical premiums earned in the Reform business increased by $3.9 million, or 4.8%, to $84.9 million during the three months ended March 31, 2009. This fluctuation is due to an increase in premium rates, effective July 1, 2008, of approximately 10%, offset in part by a lower member months enrollment in the Reform’s fully-insured membership by 55,069, or 5.3%.
Administrative service fees increased by $4.9 million, to $9.5 million during the 2009 period, mainly due to an increase in self-funded member months enrollment of 643,608. Such increase is mainly the result of the contract obtained to administer the Reform’s Metro-North region, which began as an ASO contract on November 1, 2008.
Medical Claims Incurred
Medical claims incurred during the three months ended March 31, 2009 increased by $ 42.4 million, or 12.9%, to $370.2 million when compared to the three months ended March 31, 2008. The medical loss ratio (MLR) of the segment slightly increased 0.4 percentage points during the 2009 period, to 91.5%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Medicare business increased by $36.5 million during the 2009 period primarily due to the increase in member months of 37,744, or 19.8%, and a higher MLR by 5.1 percentage points. The increased MLR is primarily due to an unfavorable reserve development in the 2009 period. Excluding the effect of prior period reserve developments in the 2009 and 2008 period, the MLR decreased by 2.5 percentage points. This decrease is mostly due to lower medical cost as a result of better utilization and premium rate increases.

•	The medical claims incurred of the Commercial business increased by $6.2 million during the 2009 period and its MLR decreased by 0.6 percentage points during the three months ended March 31, 2009. The improvement in the MLR is due to higher premium yield as compared to medical cost yield.

•	The medical claims incurred of the Reform business increased by $0.3 million and its MLR decreased by 4.5 percentage points during the three months ended March 31, 2009. The lower MLR is primarily due to a favorable reserve development in the 2009 period and an unfavorable reserve development in the 2008 period. In addition, in 2008 we recognized a retroactive adjustment reducing capitation rates. Excluding the effect of these items in the 2009 and 2008 period the MLR of this business increased by 0.7 percentage points, mainly due to higher utilization trends when compared to the same period of prior year.
Medical Operating Expenses
Medical operating expenses for the three months ended March 31, 2009 increased by $6.2 million, or 16.8%, to $43.1 million when compared to the three months ended March 31, 2008. This increase is mainly to the higher volume of business of the segment, mostly due to higher member months enrollment of the Medicare business and in self-funded enrollment due to the contract for the Reform’s Metro-North region. In addition, a contingency accrual of approximately $5.0 million was recorded during the 2009 period, partially offset by an insurance recovery receivable of legal expenses that amounted to approximately $3.0 million. The segment’s operating expenses ratio increased by 0.3 percentage points, from 10.1% in 2008 to 10.4% in 2009.

Life Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2009	2008

Operating revenues:
Premiums earned, net:
Premiums earned	$26.0	24.1
Premiums earned ceded	(1.6)	(2.0)

Net premiums earned	24.4	22.1
Commission income on reinsuarance	0.1	0.1

Premiums earned, net	24.5	22.2
Net investment income	4.0	3.9

Total operating revenues	28.5	26.1

Operating costs:
Policy benefits and claims incurred	12.7	12.0
Underwriting and other expenses	12.8	11.6

Total operating costs	25.5	23.6

Operating income	$3.0	2.5

Additional data:
Loss ratio	51.8%	54.1%
Operating expense ratio	52.2%	52.3%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Operating Revenues
Premiums earned, net for the segment increased by $2.3 million, or 10.4%, to $24.5 million during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, primarily the result of higher sales in the Cancer line of business during the period.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the three months ended March 31, 2009 increased by $0.7 million, or 5.8%, to $12.7 million during the three months ended March 31, 2009. This fluctuation is primarily the result of an increase in the claims incurred in the Cancer line of business attributed to the increased volume of this business offset in part by a lower volume and claims experience in the group life lines of business. The segment’s loss ratio decreased by 2.3 percentage points, from 54.1% during the three months ended March 31, 2008 to 51.8% during the same period of 2009 mainly due to a decrease in the loss ratio of group life.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $1.2 million, or 10.3%, to $12.8 million during the three months ended March 31, 2009 primarily the result of the increased volume of the segment. The segment’s operating expense ratio decreased by 0.1 percentage points, to 52.2% during the 2009 period.

Property and Casualty Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2009	2008

Operating revenues:
Premiums earned, net:
Premiums written	$33.1	35.5
Premiums ceded	(12.8)	(15.6)
Change in unearned premiums	4.3	3.4

Premiums earned, net	24.6	23.3
Net investment income	2.8	3.0

Total operating revenues	27.4	26.3

Operating costs:
Claims incurred	11.6	10.3
Underwriting and other expenses	14.4	13.9

Total operating costs	26.0	24.2

Operating income	$1.4	2.1

Additional data:
Loss ratio	47.2%	44.2%
Operating expense ratio	58.5%	59.7%
Combined ratio	105.7%	103.9%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Operating Revenues
Total premiums written during the three months ended March 31, 2009 decreased by $2.4 million, or 6.8%, to $33.1 million. This fluctuation is primarily due to a decrease in premiums written in the commercial auto, dwelling and property mono-line insurance policies of approximately $2.8 million. The commercial business continues under soft market conditions, thus reducing premiums and increasing competition for renewals and new business. Also, lower activity in auto and mortgage loan origination sectors has affected the volume in the market.
Premiums ceded to reinsurers during the three months ended March 31, 2009 decreased by approximately $2.8 million, or 17.9% to $12.8 million during the first quarter of 2009. The ratio of premiums ceded to premiums written decreased by 5.2 percentage points, from 43.9% in 2008 to 38.7% in 2009. This fluctuation primarily results from the reduction of reinsurance cessions in quota shares contracts for commercial and personal property insurance risks of 5.0% and 7.2%, respectively.
The change in unearned premiums presented an increase of $0.9 million, to $4.3 million during the three months ended March 31, 2009, primarily as the result of the lower volume of premium written in the current quarter.
Claims Incurred
Claims incurred during the three months ended March 31, 2009 increased by $1.3 million, or 12.6%, to $11.6 million. The loss ratio increased by 3.3 percentage points, to 47.2% during the three months ended March 31, 2009, primarily seen in the loss ratios of the commercial multi-peril and medical malpractice lines of business. These fluctuations are attributable to an increase in reported claims and increases in reserves, primarily those related to loss adjustment expenses.
Underwriting and Other Expenses
Underwriting and other operating expenses for the three months ended March 31, 2009 increased by $0.4 million, or 2.9%, to $14.3 million. This increase is primarily due to an increase in net commission expense resulting from lower reinsurance commissions. Reinsurance commissions were reduced due to the changes in the quota share reinsurance contracts. The operating expense ratio decreased by 1.6 percentage points during the same period, to 58.1% in 2009.
Liquidity and Capital Resources
Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended
	March 31,
(Dollar amounts in millions)	2009	2008

Sources of cash:
Net proceeds from short-term borrowings	$—	9.8
Proceeds from policyholder deposits	1.2	2.6
Net proceeds from investment securities	65.1	—
Cash provided by operating activities	29.9	—
Other	—	15.8

Total sources of cash	96.2	28.2

Uses of cash:
Cash used in operating activities	—	(0.6)
Net purchases of investment securities	—	(202.0)
Capital expenditures	(2.7)	(1.5)
Repurchase and retirement of common stock	(17.2)	—
Payments of long-term borrowings	(0.4)	(0.4)
Surrenders of policyholder deposits	(2.0)	(1.7)
Other	(11.3)	—

Total uses of cash	(33.6)	(206.2)

Net increase (decrease) in cash and cash equivalents	$62.6	(178.0)

Cash flows from operating activities increased by $30.5 million for the three months ended March 31, 2009, principally due to the effect of increase in premiums collected amounting to $71.3 million, offset in part by a increases cash paid to suppliers and employees and claims paid amounting of $26.9 million and $16.3 million, respectively. The increase in premiums collected is the result of an increase in member month, mainly in the Medicare business. Also, premiums collected in last year would have been higher when considering the $22.8 million of managed care premiums collected in December 2007 but corresponding to January 2008. The fluctuation in claims paid is primarily the result of the higher volume and increased utilization trends in our managed care segment, particularly in the Medicare business.
Net proceeds from investment securities increased by $267.1 million during the three months ended March 31, 2009, principally as the result of higher maturities and investments calls on the available for sale securities in 2009 net of a decrease in investment purchases as part of our decision to increase liquidity during the quarter.
The decrease in the other sources (uses) of cash of $27.1 million is attributed to changes in balance in outstanding checks over bank balances in the 2009 period.
In the 2008 period the proceeds from short-term borrowings exceeded payments of short-term borrowings by $9.8 million. Short-term borrowings are used to address timing differences between cash receipts and disbursements from operations as well as to take advantage of some investment opportunities.
Capital expenditures increased by $1.2 million as a result of the capitalization of costs related to the new systems initiative in our managed care segment.
The net proceeds from policyholder deposits decreased by $1.4 million during the three months ended March 31, 2009 primarily due to the lower receipt of deposits during the period.

On December 8, 2008 we announced the immediate commencement of a $40.0 million share repurchase program. We paid approximately $17.2 million under the stock repurchase program during the three months ended March 31, 2009. As of March 31, 2009, we have paid approximately $24.8 million under our stock repurchase program.
Financing and Financing Capacity
As of March 31, 2009, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).

•	On September 30, 2004, we issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes).
The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain covenants. At March 31, 2009, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
In addition, as of September 30, 2008 we are a party to a secured term loan with a commercial bank, FirstBank Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million. As of March 31, 2009, this secured loan had an outstanding balance of $23.9 million and average annual interest rate of 1.8%.
This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain non-financial covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of March 31, 2009 we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loan’s outstanding balance.
We anticipate that we will have sufficient liquidity to support our currently expected needs.
Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business. We have exposure to market risk mostly in our investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices. No material changes have occurred in our exposure to financial market risks since December 31, 2008. A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined under Exchange Act Rule 13a-15(e)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of March 31, 2009, which is the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were not effective since we have not yet tested the effectiveness of the controls procedures implemented to remediate the material weakness described in our Annual Report on Form 10-K for the year ended December 31, 2008.
There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed the evaluation referred to above.
Remediation of Material Weakness
As of December 31, 2008, we did not maintain effective controls that would allow us to ensure that other-than-temporary impairments (OTTI) on available for sale investment securities were recorded in accordance with GAAP. Specifically, our policies and procedures were not designed effectively to identify a complete population of available for sale investments that should have been analyzed for OTTI. Also, our monitoring controls failed to consider factors that indicate a decline in the value of available for sale investments is other than temporary in accordance with GAAP. These control deficiencies in combination, constitute a material weakness that resulted in material errors in net realized investment losses in our preliminary 2008 annual consolidated financial statements which were corrected prior to issuance of the Corporation’s audited consolidated financial statements.
As of March 31, 2009 we have implemented additional control procedures necessary to remediate this material weakness. In particular we have implemented the following control procedures:
•	Improved the governance process over the Corporation’s investment activities, by including OTTI analysis on the quarterly agenda of our Investment Committee and by reporting the results of the OTTI analysis to our Audit Committee.

•	Amended and expanded the criteria for the selection of impaired investment positions for OTTI evaluation increasing the scope of our evaluation.

•	Prepared more robust supporting documentation for the OTTI analysis, including related reports used when evaluating those impaired investments selected in accordance with our selection criteria, addressing the reasons for the decline in value, period for which the decline has been observed, an estimate of the anticipated recovery period and its related probability of recoverability, credit ratings for the issue and issuer (when available) and any changes thereto.

•	Implemented a procedure designed to effectively disseminate the most recent authoritative accounting pronouncements related to OTTI to ensure that employees involved in the OTTI evaluation process receive the information on a timely basis.
We believe that the implementation of the additional control procedures described above should have remediated the material weakness disclosed in our Annual Report on Form 10-k as of December 31, 2008. However, the effectiveness of our remediation efforts will not be known until we can test those controls in connection with the management evaluation in internal controls over financial reporting that we will perform during 2009.
Changes in Internal Controls Over Financial Reporting
Except for the control procedures described above, which were implemented to remediate the material weakness included in our Annual Report on Form 10-K as of December 31, 2008, no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.
Item IA. Risk Factors
The following risk factors contain updated information from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.
Claims by Heirs of Former Shareholders
The Corporation and TSS are also defending four individual lawsuits and one purported class action, all filed in state court, from persons who claim to have inherited a total of 90 shares of the Corporation or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Corporation’s (or its predecessors’ or affiliates) articles of incorporation and bylaws was improper. On February 18, 2009, the Court of First Instance for San Juan, Superior Section, issued an order granting our motion to dismiss the purported class action suit, on grounds that the claim was time barred under the Puerto Rico Securities Act. Motions to dismiss are pending in a majority of the remaining cases and discovery has begun in all of them. Management believes all these claims are time barred under one or more statutes of limitations, and intends to vigorously defend them.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submissions of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits

Exhibits	Description

11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and nine months ended March 31, 2009 and 2008 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

Exhibits	Description

12	Statements re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio for the three months ended March 31, 2009 and 2008 has been omitted as the detail necessary to determine the computation of the loss ratio, operating expense ratio and combined ratio can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.
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

Triple-S Management Corporation

Registrant

Date: May 7, 2009	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date: May 7, 2009	By:	/s/ Juan J. Román
Juan J. Román, CPA
Vice President of Finance
and Chief Financial Officer