Form 10-Q
period 2009-06-30
TRIPLE-S MANAGEMENT CORP
filed 2009-08-05
CIK 1171662

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at July 31, 2009

Common Stock Class A, $1.00 par value	9,042,809
Common Stock Class B, $1.00 par value	20,361,063

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended June 30, 2009

Part I — Financial Information
Item 1. Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2009	2008

Assets

Investments and cash:
Equity securities held for trading, at fair value	$35,173	32,184
Securities available for sale, at fair value:
Fixed maturities	910,813	887,684
Equity securities	63,889	68,629
Securities held to maturity, at amortized cost:
Fixed maturities	19,006	21,753
Policy loans	5,521	5,451
Cash and cash equivalents	42,699	46,095

Total investments and cash	1,077,101	1,061,796

Premiums and other receivables, net	249,393	237,158
Deferred policy acquisition costs and value of business acquired	131,311	126,347
Property and equipment, net	63,105	58,448
Net deferred tax asset	29,169	25,195
Other assets	27,223	39,515

Total assets	$1,577,302	1,548,459

Liabilities and Stockholders’ Equity

Claim liabilities:
Claims processed and incomplete	$194,055	156,137
Unreported losses	150,792	150,079
Unpaid loss-adjustment expenses	19,067	17,494

Total claim liabilities	363,914	323,710

Liability for future policy benefits	215,226	207,545
Unearned premiums	96,780	110,141
Policyholder deposits	48,072	48,684
Liability to Federal Employees’ Health Benefits Program (FEHBP)	8,399	11,157
Accounts payable and accrued liabilities	142,242	148,713
Income tax payable	3,733	—
Long-term borrowings	168,487	169,307
Liability for pension benefits	42,512	44,103

Total liabilities	1,089,365	1,063,360

Stockholders’ equity:
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at June 30, 2009 and December 31, 2008	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 20,361,063 and 22,104,989 shares at June 30, 2009 and December 31, 2008, respectively	20,361	22,105
Additional paid-in capital	161,693	179,504
Retained earnings	314,704	292,112
Accumulated other comprehensive loss	(17,864)	(17,665)

Total stockholders’ equity	487,937	485,099

Total liabilities and stockholders’ equity	$1,577,302	1,548,459

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months and six months ended June 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Premiums earned, net	$466,221	419,157	$918,705	823,556
Administrative service fees	11,319	3,920	20,185	7,633
Net investment income	13,360	14,302	25,901	27,734

Total operating revenues	490,900	437,379	964,791	858,923
Net realized investment losses:
Total other-than-temporary impairment losses on securities	(3,052)	(2,383)	(5,713)	(2,383)
Net realized gains, excluding other-than-temporary impairment losses on securities	1,427	642	2,361	1,251

Total net realized investment losses	(1,625)	(1,741)	(3,352)	(1,132)

Net unrealized investment gain (loss) on trading securities	5,652	(951)	3,176	(7,201)
Other income (expense), net	704	1,360	325	(161)

Total revenues	495,631	436,047	964,940	850,429

Benefits and expenses:
Claims incurred	398,420	354,780	792,952	704,987
Operating expenses	68,603	61,399	136,855	121,430

Total operating costs	467,023	416,179	929,807	826,417

Interest expense	3,357	3,926	6,621	7,599

Total benefits and expenses	470,380	420,105	936,428	834,016

Income before taxes	25,251	15,942	28,512	16,413

Income tax expense (benefit):
Current	9,090	4,291	9,541	4,107
Deferred	(2,499)	(486)	(3,621)	(1,033)

Total income taxes	6,591	3,805	5,920	3,074

Net income	$18,660	12,137	$22,592	13,339

Basic net income per share	$0.64	0.38	$0.76	0.41

Diluted net income per share	$0.63	0.38	$0.76	0.41

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Loss) (Unaudited)
For the six months
ended June 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	2009	2008

Balance at January 1	$485,099	482,538

Share-based compensation	2,452	1,530
Grant of restricted Class B common stock	27	20
Repurchase and retirement of common stock	(22,034)	—
Other	—	(14)

Comprehensive income (loss):
Net income	22,592	13,339
Net unrealized change in fair value of available for sale securities, net of taxes	(733)	(14,012)
Defined benefit pension plan:
Actuarial loss, net	664	587
Prior service credit, net	(130)	(147)
Net change in fair value of cash flow hedges	—	(56)

Total comprehensive (loss) income	22,393	(289)

Balance at June 30	$487,937	483,785

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2009	2008

Cash flows from operating activities:

Net income	$22,592	13,339

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,219	3,572
Net amortization of investments	367	377
Provision for doubtful receivables	7,012	176
Deferred tax benefit	(4,192)	(1,033)
Net loss on sale of securities	3,352	1,132
Net unrealized (gain) loss on trading securities	(3,176)	7,201
Share-based compensation	2,479	1,530
Proceeds from trading securities sold:
Equity securities	2,419	22,094
Acquisition of securities in trading portfolio:
Equity securities	(2,609)	(7,766)
Loss on sale of property and equipment	—	11
(Increase) decrease in assets:
Premiums receivable	(30,829)	(43,157)
Agents balances	5,728	670
Accrued interest receivable	947	(3,720)
Other receivables	4,313	268
Reinsurance recoverable on paid losses	826	10,204
Deferred policy acquisition costs and value of business acquired	(4,964)	(4,214)
Prepaid income tax	6,510	(6,796)
Other assets	5,782	4,849
Increase (decrease) in liabilities:
Claims processed and incomplete	37,918	(4,371)
Unreported losses	713	8,902
Unpaid loss-adjustment expenses	1,573	1,134
Liability for future policy benefits	7,681	6,488
Unearned premiums	(13,361)	(30,933)
Policyholder deposits	457	943
Liability to FEHBP	(2,758)	(5,357)
Accounts payable and accrued liabilities	(7,604)	(732)
Income tax payable	3,733	—

Net cash provided by (used in) operating activities	$49,128	(25,189)

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2009	2008

Cash flows from investing activities:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$114,876	153,393
Fixed maturities matured/called	123,995	54,166
Equity securities	1,629	2,019
Securities held to maturity:
Fixed maturities matured	2,915	19,526
Acquisition of investments:
Securities available for sale:
Fixed maturities	(250,641)	(428,476)
Equity securities	(2,286)	(16,717)
Net (outflows) proceeds for policy loans	(70)	104
Net capital expenditures	(8,876)	(7,119)

Net cash used in investing activities	(18,458)	(223,104)

Cash flows from financing activities:

Change in outstanding checks in excess of bank balances	(10,143)	15,649
Change in short-term borrowings	—	32,075
Repayments of long-term borrowings	(820)	(819)
Repurchase and retirement of common stock	(22,034)	—
Proceeds from policyholder deposits	2,547	5,895
Surrenders of policyholder deposits	(3,616)	(3,383)
Other	—	6

Net cash (used in) provided by financing activities	(34,066)	49,423

Net decrease in cash and cash equivalents	(3,396)	(198,870)
Cash and cash equivalents at beginning of the period	46,095	240,153

Cash and cash equivalents at end of the period	$42,699	41,283

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the results for the full year.
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
In April 2009, the FASB issued the FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 115-2 and FAS 124-2 did not have a material impact on the consolidated financial position and results of operations. See note 4, Investment in Securities, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for the required new disclosures as the result of the adoption of this FSP.
In April 2009, the FASB issued the FSP No. FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have an impact on the consolidated financial position and results of operations. See note 7, Fair Value Measurement, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for the required new disclosure as the result of the adoption of this FSP.
In April 2009, the FASB issued the FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FASB Staff Position (FSP) provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. The FSP is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP 157-4 had no impact on the consolidated financial position and results of operations.
In May 2009, the FASB issued the Statement of Financial Accounting Standard (SFAS) No. 165, Subsequent Events (as amended). This Statement establishes the general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This Statement is effective for interim or annual financial periods ending after June 15, 2009. The adoption of the SFAS did not have impact on the Corporation’s consolidated financial statements.
Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the six months ended June 30, 2009 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.
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
The following tables summarize the operations by major operating segment for the three months and six months ended June 30, 2009 and 2008:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating revenues:
Managed Care:
Premiums earned, net	$417,226	$373,439	$820,897	$732,550
Administrative service fees	11,319	3,920	20,185	7,633
Intersegment premiums /service fees	1,495	1,660	2,948	3,310
Net investment income	5,376	6,075	10,518	11,677

Total managed care	435,416	385,094	854,548	755,170
Life Insurance:
Premiums earned, net	25,148	22,783	49,553	44,912
Intersegment premiums	94	93	185	185
Net investment income	4,383	4,057	8,387	7,991

Total life insurance	29,625	26,933	58,125	53,088
Property and Casualty Insurance:
Premiums earned, net	23,846	22,935	48,254	46,094
Intersegment premiums	154	152	307	306
Net investment income	2,984	3,059	5,785	6,023

Total property and casualty insurance	26,984	26,146	54,346	52,423
Other segments — intersegment service revenues *	13,210	11,205	25,114	22,273

Total business segments	505,235	449,378	992,133	882,954
TSM operating revenues from external sources	618	1,111	1,212	2,043
Elimination of intersegment premiums	(1,743)	(1,905)	(3,440)	(3,801)
Elimination of intersegment service fees	(13,210)	(11,205)	(25,114)	(22,273)

Consolidated operating revenues	$490,900	$437,379	$964,791	858,923

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Operating income:
Managed care	$16,207	13,970	$21,982	19,302
Life insurance	3,912	3,200	6,946	5,705
Property and casualty insurance	2,802	2,271	4,149	4,368
Other segments *	235	179	362	288

Total business segments	23,156	19,620	33,439	29,663
TSM operating revenues from external sources	618	1,111	1,212	2,043
TSM unallocated operating expenses	(2,166)	(2,016)	(4,470)	(4,156)
Elimination of TSM intersegment charges	2,269	2,485	4,803	4,956

Consolidated operating income	23,877	21,200	34,984	32,506
Consolidated net realized investment losses	(1,625)	(1,741)	(3,352)	(1,132)
Consolidated net unrealized gain (loss) on trading securities	5,652	(951)	3,176	(7,201)
Consolidated interest expense	(3,357)	(3,926)	(6,621)	(7,599)
Consolidated other income (expense), net	704	1,360	325	(161)

Consolidated income before taxes	$25,251	15,942	$28,512	16,413

Depreciation expense:
Managed care	$1,413	1,008	$2,728	1,992
Life insurance	165	167	310	349
Property and casualty insurance	378	367	750	739

Total business segments	1,956	1,542	3,788	3,080
TSM depreciation expense	216	230	431	492

Consolidated depreciation expense	$2,172	1,772	$4,219	3,572

	June 30,	December 31,
	2009	2008

Assets:
Managed care	$724,179	678,889
Life insurance	469,010	460,109
Property and casualty insurance	330,841	337,869
Other segments *	12,482	12,620

Total business segments	1,536,512	1,489,487
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	34,557	58,480
Property and equipment,net	21,231	21,648
Other assets	4,329	4,079

	60,117	84,207
Elimination entries-intersegment receivables and others	(19,327)	(25,235)

Consolidated total assets	$1,577,302	1,548,459

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. Effective April 1, 2009, the Corporation adopted FSP 115-2 and 124-2. This interpretation significantly changed the Corporation’s accounting policy regarding the timing and amount of other-than temporary impairments for available-for-sale debt securities. This guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. Prior to the adoption of this guidance the Corporation was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost basis.
For all debt securities in unrealized loss positions that do not meet either of these two criteria, FSP FAS 115-2 and FAS 124-2 requires the Corporation to analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Corporation’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.
Under FSP FAS 115-2 and FAS 124-2, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Corporation intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and the present value of the cash flow expected to be collected. Any difference between the fair value and the net present value of the debt security at the impairment measurement date is recorded in other comprehensive income (loss). Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of accumulated other comprehensive income (loss). Prior to the adoption of FSP FAS 115-2 and FAS 124-2, an other-than-temporary impairment recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment.
The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2009 and December 31, 2008, were as follows:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

June 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Trading securities:
Equity securities	$40,660	3,152	(8,639)	35,173

December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Trading securities:
Equity securities	$40,817	2,781	(11,444)	32,184

June 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities available for sale:
Obligations of government- sponsored enterprises	$378,841	4,317	(2,527)	380,631
U.S. Treasury securities and obligations of U.S. government instrumentalities	48,558	3,596	—	52,154
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	186,918	3,047	(4,159)	185,806
Municipal securities	52,617	1,326	(145)	53,798
Obligations of states of the United States and political subdivisions of the states	4,004	127	—	4,131
Corporate bonds	103,391	2,313	(3,161)	102,543
Residential agency mortgage-backed securities	18,553	526	(2)	19,077
Collateralized mortgage obligations	110,259	4,707	(2,293)	112,673

Total fixed maturities	903,141	19,959	(12,287)	910,813

Equity securities	65,829	3,510	(5,450)	63,889

Total	$968,970	23,469	(17,737)	974,702

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities available for sale:
Obligations of government- sponsored enterprises	$422,038	7,991	(220)	429,809
U.S. Treasury securities and obligations of U.S. government instrumentalities	78,024	11,961	—	89,985
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	121,934	448	(6,077)	116,305
Municipal securities	31,415	390	(6)	31,799
Obligations of states of the United States and political subdivisions of the states	4,196	36	(110)	4,122
Corporate bonds	100,745	1,625	(7,399)	94,971
Residential agency mortgage-backed securities	17,420	425	(3)	17,842
Collateralized mortgage obligations	103,891	1,287	(2,327)	102,851

Total fixed maturities	879,663	24,163	(16,142)	887,684
Equity securities	70,060	1,752	(3,183)	68,629

Total	$949,723	25,915	(19,325)	956,313

June 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities held to maturity:
Obligations of government- sponsored enterprises	$6,518	101	—	6,619
Residential agency mortgage-backed securities	1,385	9	(2)	1,392
U.S. Treasury securities and obligations of U.S. government instrumentalities	1,486	151	—	1,637
Corporate bonds	8,878	520	—	9,398
Certificates of deposit	739	—	—	739

Total	$19,006	781	(2)	19,785

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities held to maturity:
Obligations of government- sponsored enterprises	$9,082	240	—	9,322
Residential agency mortgage-backed securities	1,749	—	(7)	1,742
U.S. Treasury securities and obligations of U.S. government instrumentalities	1,488	379	—	1,867
Corporate bonds	8,698	698	—	9,396
Certificates of deposit	736	—	—	736

Total	$21,753	1,317	(7)	23,063

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009 were as follows:

June 30, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses

Securities available for sale:
Obligations of government- sponsored enterprises	$107,836	(2,165)	24,753	(362)	132,589	(2,527)
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	71,954	(2,719)	22,350	(1,440)	94,304	(4,159)
Municipal securities	4,181	(145)	—	—	4,181	(145)
Corporate bonds	6,660	(496)	24,890	(2,665)	31,550	(3,161)
Residential agency mortgage-backed securities	179	(1)	36	(1)	215	(2)
Collateralized mortgage obligations	8,355	(1,247)	4,286	(1,046)	12,641	(2,293)

Total fixed maturities	199,165	(6,773)	76,315	(5,514)	275,480	(12,287)
Equity securities	26,387	(4,160)	13,798	(1,290)	40,185	(5,450)

Total for securities available for sale	$225,552	(10,933)	90,113	(6,804)	315,665	(17,737)

Securities held to maturity:
Residential mortgage-backed securities	$—	—	54	(2)	54	(2)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

December 31, 2008
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses

Securities available for sale:
Obligations of government- sponsored enterprises	$16,550	(191)	2,956	(29)	19,506	(220)
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	79,045	(5,230)	8,932	(847)	87,977	(6,077)
Municipal securities	—	—	1,276	(6)	1,276	(6)
Obligations of states of the United States and political subdivisions of the states	2,223	(75)	183	(35)	2,406	(110)
Corporate bonds	31,324	(2,688)	29,044	(4,711)	60,368	(7,399)
Residential agency mortgage-backed securities	1,374	(2)	36	(1)	1,410	(3)
Collateralized mortgage obligations	5,797	(2,327)	—	—	5,797	(2,327)

Total fixed maturities	136,313	(10,513)	42,427	(5,629)	178,740	(16,142)
Equity securities	18,571	(2,190)	9,651	(993)	28,222	(3,183)

Total for securities available for sale	$154,884	(12,703)	52,078	(6,622)	206,962	(19,325)

Securities held to maturity:
Residential mortgage-backed securities	$—	—	1,741	(7)	1,741	(7)

The Corporation regularly monitors the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating the length of time and the extent to which cost exceeds fair value, the prospects and financial condition of the issuer, whether the Corporation (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery, and the probability to recuperate the unrealized loss, among other factors. This process is not exact and requires further consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its fair value solely due to changes in interest rates, impairment may not be appropriate. If after monitoring and analyzing, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value, as described above.
We continue to review the investment portfolios under the Corporation’s impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.
Obligations of Government-sponsored Enterprises, U.S. Treasury Securities and Obligations of U.S. Government Instrumentalities, Obligations of States of the United States and Political Subdivisions of the States, and Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: The unrealized losses on the Corporation’s investments in obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of states of the United States and political subdivisions of the states, and in obligations of the Commonwealth of Puerto Rico and its instrumentalities were mainly caused by fluctuations in interest rate and general market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. Because the decline in fair value is

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
attributable to changes in interest rates and not credit quality, the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.
Corporate Bonds: Unrealized losses of these bonds were principally caused by fluctuations in interest rate increases and general market conditions. The fair value of these corporate bonds has improved during the six months ended June 30, 2009. Also, in addition, most of these corporate bonds have investment grade ratings. Because the decline in fair value is principally attributable to changes in interest rates, the Corporation does not intent to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.
Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on investments in mortgage-backed securities and collateralized mortgage obligations (“CMO”) were caused by fluctuations in interest rate increases. The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise.
The Corporation also has investments in private CMOs. Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that we own.
Because the decline in fair value is attributable to changes in interest rates and not credit quality, the Corporation does not intent to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.
Equity Securities: The Corporation’s investment in equity securities classified as available for sale consist mainly of investments in common and preferred stock of domestic banking institutions and investments in several mutual funds. The unrealized loss experienced in the investment in common stocks of domestic banking institutions is mainly due to the general economic conditions in the past three years. The unrealized loss related to the Corporation’s investments in preferred stock of domestic banking institutions and in investments in several mutual funds investing in fixed income securities is mainly caused by interest rate increases. Because the unrealized losses on equity securities were mainly caused by general economic conditions and because the Corporation has the ability and intent to hold these investments until a market price recovery, these investments are not considered other-than-temporarily impaired.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
Information regarding realized and unrealized gains and losses from investments for the three months and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$1,814	525	3,057	925
Gross losses from sales	(3)	(109)	(3)	(118)
Gross losses from other-than-temporary impairments	—	(2,355)	(1,152)	(2,355)

Total debt securities	1,811	(1,939)	1,902	(1,548)

Equity securities:
Trading securities:
Gross gains from sales	102	446	320	2,854
Gross losses from sales	(452)	(199)	(730)	(2,507)
Gross losses from other-than-temporary impairments	—	(28)	—	(28)

	(350)	219	(410)	319

Securities available for sale:
Gross gains from sales	—	—	—	118
Gross losses from sales	(34)	(21)	(283)	(21)
Gross losses from other-than-temporary impairments	(3,052)	—	(4,561)	—

	(3,086)	(21)	(4,844)	97

Total equity securities	(3,436)	198	(5,254)	416

Net realized gains (losses) on securities	$(1,625)	(1,741)	(3,352)	(1,132)

During the three months and six months ended June 30, 2009, the Corporation recognized other-than-temporary impairments amounting to $3.1 and $5.7 million, respectively. During the three months and six months ended June 30, 2008, the Corporation recognized other-than-temporary impairments amounting to $2.4 million, each. The other-than-temporary impairment of $1.1 million for the six months ended June 30, 2009 on its fixed maturities securities is attributable to credit losses. The other-than-temporary impairment of $2.3 million for the three months and six months ended June 30, 2008 on its fixed maturities is attributable to credit losses.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
Contractual maturities of investment securities classified as available for sale and held to maturity were as follows at June 30, 2009:

	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$8,542	8,617
Due after one year through five years	94,214	93,731
Due after five years through ten years	251,022	256,098
Due after ten years	420,551	420,617
Collateralized mortgage obligations	110,259	112,673
Residential mortgage-backed securities	18,553	19,077

	$903,141	910,813

Securities held to maturity:
Due in one year or less	$1,664	1,687
Due after one year through five years	8,878	9,398
Due after five years through ten years	3,800	3,851
Due after ten years	3,279	3,457
Residential mortgage-backed securities	1,385	1,392

	$19,006	19,785

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Changes in net unrealized gains (losses):
Recognized in income:
Equity securities — trading	$5,652	(951)	3,176	(7,201)

Recognized in accumulated other comprehensive loss:
Fixed maturities — available for sale	$4,405	(21,545)	(349)	(9,992)
Equity securities — available for sale	7,205	(6,284)	(509)	(6,652)

	$11,610	(27,829)	(858)	(16,644)

Not recognized in the consolidated financial statements:
Fixed maturities — held to maturity	$(369)	(659)	(531)	(57)

The deferred tax liability on unrealized gains and losses recognized in accumulated other comprehensive income during the six months ended June 30, 2009 and 2008 aggregated $125 and $2,634, respectively.
As of June 30, 2009 and December 31, 2008, no investment in equity securities and no investments in obligations that are payable from and secured by the same source of revenue or taxing authority, other than investment instruments of the U.S. and the Commonwealth of Puerto Rico governments, exceeded 10% of stockholders’ equity.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
Components of net investment income were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Fixed maturities	$11,745	12,399	22,869	23,628
Equity securities	1,165	1,322	2,093	2,318
Policy loans	99	97	197	190
Cash equivalents and interest-bearing deposits	152	159	359	886
Other	199	325	383	712

Total	$13,360	14,302	25,901	27,734

(5) Premiums and Other Receivables
Premiums and other receivables as of June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008

Premiums	$109,455	90,315
Self-funded group receivables	46,975	35,749
FEHBP	10,063	9,600
Agents balances	32,763	38,491
Accrued interest	10,855	11,802
Reinsurance recoverable	41,355	42,181
Other	19,684	23,765

	271,150	251,903

Less allowance for doubtful receivables:
Premiums	17,121	10,467
Other	4,636	4,278

	21,757	14,745

Total premiums and other receivables	$249,393	237,158

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(6) Claim Liabilities
The activity in the total claim liabilities for the three months and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Claim liabilities at beginning of period	$362,583	362,967	323,710	353,830
Reinsurance recoverable on claim liabilities	(29,387)	(49,469)	(30,432)	(54,834)

Net claim liabilities at beginning of period	333,196	313,498	293,278	298,996

Incurred claims and loss-adjustment expenses:
Current period insured events	395,582	350,022	790,910	708,326
Prior period insured events	(655)	2,318	(4,603)	(8,903)

Total	394,927	352,340	786,307	699,423

Payments of losses and loss-adjustment expenses:
Current period insured events	382,372	308,846	554,527	480,445
Prior period insured events	11,991	37,101	191,298	198,083

Total	394,363	345,947	745,825	678,528

Net claim liabilities at end of period	333,760	319,891	333,760	319,891
Reinsurance recoverable on claim liabilities	30,154	39,604	30,154	39,604

Claim liabilities at end of period	$363,914	359,495	363,914	359,495

As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
The credits in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended June 30, 2009 and six months ended June 30, 2009 and 2008 is due primarily to better than expected utilization trends. The amount of incurred claims and loss-adjustment expense for the prior period insured events for the three months ended June 30, 2008 is primarily due to higher than expected utilization trends.
The claims incurred disclosed in this table exclude the change in the liability for future policy benefits, which amount to $3,493 and $6,645, during the three months and six months ended June 30, 2009, respectively. The change in the liability for future policy benefits amount to $2,440 and $5,564, during the three months and six months ended June 30, 2008, respectively.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
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
(iv) Receivables, Accounts Payable, and Accrued Liabilities
The carrying amount of receivables, accounts payable, and accrued liabilities approximates fair value because they mature and should be collected or paid within 12 months after June 30, 2009.
(v) Policyholder Deposits
The fair value of policyholder deposits is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(vi) Borrowings
The carrying amounts and fair value of the Company’s borrowings are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Loans payable to bank	$23,487	23,487	24,307	24,307
6.3% senior unsecured notes payable	50,000	46,000	50,000	46,250
6.6% senior unsecured notes payable	60,000	55,800	60,000	55,800
6.7% senior unsecured notes payable	35,000	32,830	35,000	34,059

Totals	$168,487	158,117	169,307	160,416

The carrying amount of the loans payable to bank approximates fair value due to its floating interest-rate structure. The fair value of the senior unsecured notes payable was determined using broker quotations.
(vii) Derivative Instruments
Current market pricing models were used to estimate fair value of structured notes agreements. Fair values were determined using market quotations provided by outside securities consultants or prices provided by market makers using observable inputs.
The following table summarizes fair value measurements by level at June 30, 2009 and December 31, 2008 for assets measured at fair value on a recurring basis:

June 30, 2009
	Level 1	Level 2	Level 3	Total

Equity securities held for trading	$35,173	—	—	35,173
Securities available for sale:
Fixed maturity securities	52,154	858,099	560	910,813
Equity securities	26,240	35,902	1,747	63,889
Derivatives (reported within other assets in the consolidated balance sheets)	—	1,201	—	1,201

Total	$113,567	895,202	2,307	1,011,076

December 31, 2008
	Level 1	Level 2	Level 3	Total

Equity securities held for trading	$32,184	—	—	32,184
Securities available for sale:
Fixed maturity securities	89,985	796,418	1,281	887,684
Equity securities	31,506	36,037	1,086	68,629
Derivatives (reported within other assets in the consolidated balance sheets)	—	1,674	—	1,674

Total	$153,675	834,129	2,367	990,171

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2009 is as follows:

	Three months ended			Six months ended
	June 30, 2009			June 30, 2009
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total

Beginning balance	$560	1,086	1,646	1,281	1,086	2,367
Total gains or losses:
Realized in earnings	—	—	—	(1,024)	—	(1,024)
Unrealized in other accumulated comprehensive income	—	661	661	303	661	964
Purchases and sales	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—

Ending balance	$560	1,747	2,307	560	1,747	2,307

There were no additional assets classified at Level 3 during the three months and six months ended June 30, 2008.
During the three months and six months ended June 30, 2009, certain debt securities classified at Level 3 were thinly traded due to issuer liquidity concerns. Consequently, broker quotes or other observable inputs were not always available and the fair value of these securities was estimated using internal estimates for inputs including, but not limited to, credit spreads, default rates and benchmark yields. An other-than-temporary impairment of approximately $1.1 million was recorded on Level 3 securities during the six months ended June 30, 2009.
(8) Share-Based Compensation
Share-based compensation expense recorded during the three months and six months ended June 30, 2009 was $833 and $2,452, respectively. Share-based compensation expense recorded during the three months and six months ended June 30, 2008 was $792 and $1,530, respectively. Share based compensation expense for the six months ended June 30, 2009 includes $937 of compensation cost that should have been recorded in earlier periods. This adjustment relates to employees that qualified for approved retirement as defined under the plan. No prior period was materially impacted by this adjustment. Pursuant to the 2007 Incentive Plan, on January 2, 2009, the Corporation granted to certain key employees 13,321 stock options, 3,002 shares of restricted stocks, and 3,002 performance awards. Stock options can be granted with an exercise price at least equal the stock’s fair market value at the date of grant. The stock option awards vest in equal annual installments over 3 years and their expiration date cannot exceed 7 years. The restricted stock and performance awards are issued at the fair value of the stock on the grant date. Restricted stock awards vest in equal annual installments over 3 years. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards are achieved.
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
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(9) Comprehensive Loss
The accumulated balances for each classification of other comprehensive loss are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain (loss) on	pension	comprehensive
	securities	benefits	loss

Balance at January 1	$5,602	(23,267)	(17,665)
Net current period change	(733)	534	(199)

Balance at June 30	$4,869	(22,733)	(17,864)

(10) Income Taxes
Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. The Corporation and its subsidiaries are subject to Puerto Rico income taxes. The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of June 30, 2009, tax years 2005 through 2008 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of earnings in the period that includes the enactment date. Quarterly income taxes are calculated using the effective tax rate determined based on the income forecasted for the full fiscal year.
(11) Pension Plan
The components of net periodic benefit cost for the three months and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Components of net periodic benefit cost:
Service cost	$1,197	1,508	2,420	2,825
Interest cost	1,346	1,494	2,676	2,916
Expected return on assets	(947)	(1,461)	(1,912)	(2,686)
Prior service cost (credit)	(106)	(127)	(213)	(240)
Actuarial loss	547	476	1,090	955

Net periodic benefit cost	$2,037	1,890	4,061	3,770

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2008 that it expected to contribute $7,000 to its pension program in 2009. As of June 30, 2009, the Corporation has contributed $5,000 to the pension program. The Corporation currently anticipates contributing an additional $3,000 to fund its pension program in 2009.
(12) Net Income Available to Stockholders and Basic Net Income per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2009 and 2008:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator for earnings per share:
Net income available to stockholders	$18,660	12,137	$22,592	13,339

Denominator for basic earnings per share:
Weighted average of common shares	29,344,031	32,142,809	29,781,636	32,142,809
Effect of dilutive securities	59,058	41,550	51,993	38,420

Denominator for diluted earnings per share	29,403,089	32,184,359	29,833,629	32,181,229

Basic net income per share	$0.64	0.38	$0.76	0.41
Diluted net income per share	$0.63	0.38	$0.76	0.41

(13) Contingencies
As of June 30, 2009, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.
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
Hau et al Litigation (formerly known as Jordan et al)
On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary Triple-S Salud, Inc. (“TSS”) and others in the Court of First Instance for San Juan, Superior

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million. Discovery has commenced and is expected to conclude by the end of 2009.
Thomas Litigation
On May 22, 2003, Kenneth A. Thomas, M.D. and Michael Kutell, M.D. filed a putative class action suit against the Blue Cross Blue Shield Association and substantially all of the other Blue Cross and Blue Shield plans in the United States, including TSS. The complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to doctors so that they are not paid in a timely manner for the covered medically necessary services they render. TSS, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited to an arbitration right and the applicability of the McCarran Ferguson Act. The parties announced a Settlement Agreement on April 27, 2007 and on April 19, 2008, the court granted final approval of the settlement. A small group of physicians filed an appeal of the settlement in the Eleventh Circuit, but all the appeals have been dismissed and the defendants statisfied the payment obligations under the settlement agreement. The amount paid by the Corporation was recorded as an operating expense in a previous year.
Dentists Association Litigation
On February 11, 2009, the Puerto Rico Dentists Association (Colegio de Cirujanos Dentistas de Puerto Rico) filed a complaint in the Court of First Instance against 24 health plans operating in Puerto Rico that offer dental health coverage. The Corporation and two of its subsidiaries, TSS and Triple-C, Inc., were included as defendants. This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated; however, the complaint does not include a single dentist as a class representative nor a definition of the intended class.
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
Two codefendant plans removed the case to federal court, which the plaintiffs and the other codefendants, including the Corporation, opposed. The federal District Court remanded the case to state court and the removing defendants petitioned to appeal to the First Circuit Court of Appeals. The parties are currently briefing the issues.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
Colón Litigation
On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSS predecessor stock, filed suit against TSS and the Puerto Rico Commissioner of Insurance (the “Commissioner”) in the Court of First Instance. The sale of that share to Mr. Colón-Dueño was voided in 1999 pursuant to an order issued by the Commissioner in which the sale of 1,582 shares to a number of TSS shareholders was voided. TSS, however, appealed the Commissioner’s order before the Puerto Rico Court of Appeals, which upheld the order on March 31, 2000. Plaintiff requests that the court direct TSS to return his share of stock and compensate him for alleged damages in excess of $500,000 plus attorney’s fees. The Corporation is vigorously contesting this lawsuit because, among other reasons, the Commissioner’s order is final and cannot be collaterally attacked in this litigation.
Puerto Rico Center for Municipal Revenue Collection
On March 1, 2006 and March 3, 2006, respectively, the Puerto Rico Center for Municipal Revenue Collection (CRIM) imposed a real property tax assessment of approximately $1.3 million and a personal property tax assessment of approximately $4.0 million upon TSS for fiscal years 1992-1993 through 2002-2003. During that time, TSS qualified as a tax-exempt entity under Puerto Rico law pursuant to rulings issued by the Puerto Rico tax authorities. In imposing the tax assessments, CRIM revoked the tax rulings retroactively, based on its contention that a for-profit corporation such as TSS is not entitled to such an exemption. On March 28, 2006 and March 29, 2006, respectively, TSS challenged the real and personal property tax assessments in the Court of First Instance. The court granted summary judgment affirming the real property and personal property tax assessments on October 29, 2007 and December 5, 2007, respectively.
After unsuccessfully filing motions for reconsideration in both cases, TSS appealed the court’s decisions before the Puerto Rico Court of Appeals on November 29, 2007 and February 21, 2008, respectively. TSS also requested a consolidation of both cases, which the Court of Appeals approved on April 17, 2008. On June 30, 2008 the Court of Appeals confirmed the summary judgment issued by the Court of First Instance in both property tax cases. On September 29, 2008, TSS timely filed a certiorari petition with the Puerto Rico Supreme Court. The court denied the petition on March 13, 2009, and notified such denial on March 16, 2009. TSS filed a request for reconsideration before the Puerto Rico Supreme Court on March 30, 2009, which was denied on April 29, 2009. TSS filed a second request for reconsideration, which was denied on May 22, 2009. The Corporation recorded an accrual which is included within accounts payable and accrued liabilities in the accompanying consolidated financial statements. The Corporation is also preparing a petition for certiorari to the U.S. Supreme Court, based on its strong belief that CRIM’s retroactive revocation of applicable tax rulings and its imposition of a tax liability reaching back over ten years constituted a violation of the Corporation’s due process rights.
Claims by Heirs of Former Shareholders
The Corporation and TSS are also defending four individual lawsuits and one purported class action, all filed in state court, from persons who claim to have inherited a total of 90 shares of the Corporation or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Corporation’s (or its predecessors’ or affiliates) articles of incorporation and bylaws was improper. On February 18, 2009, the Court of First Instance issued an order granting our motion to dismiss the purported class action suit, on grounds that the claim was time barred under the Puerto Rico Securities Act. Motions to dismiss are pending in a majority of the remaining cases and discovery has begun in all of them. Management believes all these claims are time barred under one or more statutes of limitations, and intends to vigorously defend them.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
June 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(14) Subsequent Event
On July 1, 2009, the Corporation and TSS, its managed care subsidiary, obtained the licensing rights to the Blue Cross brand in Puerto Rico and the Blue Cross Blue Shield brand in U.S. Virgin Islands from the Blue Cross Blue Shield Association (“BCBSA”) pursuant to license agreements with the BCBSA. The license agreements became effective upon the closing of the acquisition by TSS of certain managed care assets of La Cruz Azul de Puerto Rico, Inc. (“LCA”) in Puerto Rico and the U.S. Virgin Islands on such date. TSS expects to pay a purchase price of approximately $10.5 million in cash, based on 131,000 estimated members (including fully-insured and Administrative Service Only (“ASO”) lives).
The Corporation evaluated subsequent events through August 5, 2009, the date that these consolidated interim financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and six months ended June 30, 2009. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2008.
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
Overview
We are the largest managed care company in Puerto Rico in terms of membership and have 50 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the Commercial, Commonwealth of Puerto Rico Health Reform (the Reform) and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (PDP)) markets. In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. The Reform is a government of Puerto Rico-funded managed care program for the medically indigent, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Cross and Blue Shield name and mark throughout Puerto Rico and the U.S. Virgin Islands, serve approximately 1.3 million members across all regions of Puerto Rico and the U.S. Virgin Islands and hold a leading market position covering approximately 34% of the Puerto Rico population. For the six months ended June 30, 2009, our managed care segment represented approximately 89.5% of our total consolidated premiums earned. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 7% (in terms of premiums written) as of December 31, 2008. Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) as of December 31, 2008.
We participate in the managed care market through our subsidiary, Triple-S Salud, Inc. (“TSS”) (formerly known as Triple-S, Inc.). Our managed care subsidiary is a Blue Cross and Blue Shield Association (BCBSA) licensee, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico and the U.S. Virgin Islands.
We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”) (formerly known as Seguros Triple-S, Inc.), each one representing approximately 5.4% and 5.3%, respectively, of our consolidated premiums earned, net for the six months ended June 30, 2009.
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
Recent Developments
Acquisition of La Cruz Azul de Puerto Rico
On July 1, 2009, the Corporation and TSS, its managed care subsidiary, obtained the licensing rights to the Blue Cross brand in Puerto Rico and the Blue Cross Blue Shield brand in the U.S. Virgin Islands from the BCBSA pursuant to license agreements with BCBSA. According to the license agreements, the Corporation and TSS acquired the right to sell, market and administer health care plans and related services under the Blue Cross brand in Puerto Rico. The license agreements became effective upon the closing of the acquisition by TSS of certain managed care assets of La Cruz Azul de Puerto Rico, Inc. (“LCA”) in Puerto Rico and the U.S. Virgin Islands on such date. TSS expects to pay a purchase price of approximately $10.5 million in cash, based on 131,000 estimated members (including fully-insured and Administrative Service Only (“ASO”) lives).
Healthcare Reform Contracts
In June 2009 the Government of Puerto Rico extended the two fully-insured contracts managed by us until October 31, 2009. In July 2009, the government of Puerto Rico issued a request for proposal for all Reform regions. The Company will submit a proposal as required by the government of Puerto Rico’s request for proposal. It is expected that the commencement of the new contracts will be on November 1, 2009.
Special Additional Tax
On July 10, 2009 the Governor of Puerto Rico signed into law Puerto Rico’s Act No. 37, which requires certain corporations to pay a 5% additional special tax over tax liability. This additional special tax will be effective for three years, beginning with the income tax return corresponding to the year ending December 31, 2009.
Recent Accounting Standards
For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of June 30,
	2009	2008

Managed care enrollment:
Commercial [1]	615,138	577,371
Reform [2]	531,408	344,104
Medicare [3]	70,802	72,134

Total	1,217,348	993,609

Managed care enrollment by funding arrangement:
Fully-insured	838,828	825,187
Self-insured	378,520	168,422

Total	1,217,348	993,609

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.

(2)	Includes rated and self-funded members.

(3)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
Consolidated Operating Results
The following table sets forth the Corporation’s consolidated operating results. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2009	2008	2009	2008

Revenues:
Premiums earned, net	$466.2	419.2	$918.7	823.6
Administrative service fees	11.3	3.9	20.2	7.6
Net investment income	13.4	14.3	25.9	27.7

Total operating revenues	490.9	437.4	964.8	858.9
Net realized investment losses	(1.6)	(1.8)	(3.3)	(1.1)
Net unrealized investment (loss) gain on trading securities	5.6	(1.0)	3.2	(7.2)
Other income (expense), net	0.7	1.4	0.3	(0.2)

Total revenues	495.6	436.0	965.0	850.4

Benefits and expenses:
Claims incurred	398.4	354.8	792.9	705.0
Operating expenses	68.6	61.4	136.9	121.4

Total operating expenses	467.0	416.2	929.8	826.4
Interest expense	3.3	3.9	6.6	7.6

Total benefits and expenses	470.3	420.1	936.4	834.0

Income before taxes	25.3	15.9	28.6	16.4
Income tax expense	6.6	3.8	6.0	3.1

Net income	$18.7	12.1	$22.6	13.3

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Operating Revenues
Consolidated premiums earned, net and administrative service fees increased by $54.4 million, or 12.9%, to $477.5 million during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The increase was primarily due to an increase in the premiums earned, net in our managed care segment, principally the result of a higher volume and premium rates in the Medicare and Commercial businesses. The three months ended June 30, 2009 include the net effect of approximately $12.8 million in adjustments related to CMS final risk score adjustment for 2008 and the first quarter of 2009 in the Medicare business.
The increase in the administrative service fees of the managed care segment of $7.4 million, to $11.3 million in the 2009 period, is attributed to a higher self-insured member months enrollment mostly due to the fact that the Corporation was granted the contract for the Reform’s Metro-North region, which began on November 2008 on an ASO basis and added approximately 180,000 members to our enrollment.
Consolidated net investment income decreased by $0.9 million, or 6.3%, to $13.4 million during the three months ended June 30, 2009. This decrease is attributed to a lower balance of invested assets as well as to lower yields in investment acquired during the quarter.
Net Realized Investment Losses
Consolidated net realized investment losses of $1.6 million during the three months ended June 30, 2009 are the result of other-than-temporary impairments related to equity securities amounting to $3.0 million. The other-than-temporary impairments were offset in part by $1.4 million of net realized gains from the sale of fixed income and equity securities.
Net Unrealized Gains on Trading Securities and Other Income, Net
The combined balance of our consolidated net unrealized gain on trading securities and other income, net increased by $5.9 million, to $6.3 million during the three months ended June 30, 2009. This increase is attributable to an increase in the fair value of our trading securities portfolio and in the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes; both fluctuations are due to general increase in market values. The gain experienced on our trading portfolio represents a combined increase of 17.5% in the market value of the portfolio, which compares favorably with the changes experienced by the comparable indexes; the Standard and Poor’s 500 Index increased by 15.2% and the Russell 1000 Growth increased by 15.8%. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
Consolidated claims incurred during the three months ended June 30, 2009 increased by $43.6 million, or 12.3%, to $398.4 million when compared to the claims incurred during the three months ended June 30, 2008. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment. The consolidated loss ratio increased by 0.9 percentage points to 85.5%, primarily due to higher utilization trends in the managed care segment, the effect of reserve developments offset by the effect of the risk score premium adjustment recorded during this period in the Medicare business.
Operating Expenses
Consolidated operating expenses during the three months ended June 30, 2009 increased by $7.2 million, or 11.7%, to $68.6 million as compared to the operating expenses during the three months ended June 30, 2008. This increase is primarily attributed to a higher volume of business, particularly in our managed care segment as a result of the Metro-North region, which began in November 2008, and the increased volume in the Medicare and Commercial businesses. Also, an additional contingency accrual of approximately $2.5 million was recorded during the 2009 period, partially offset by a favorable adjustment of $0.6 million related to the settlement of an insurance recovery receivable of legal expenses. The consolidated operating expense ratio reflects a slight decrease of 0.1 percentage point, to 14.4% during 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Operating Revenues
Consolidated premiums earned, net and administrative service fees increased by $107.7 million, or 13.0%, to $938.9 million during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The increase was primarily due to an increase in the premiums earned, net in our managed care segment, principally the result of a higher volume and premium rates in the Medicare and Commercial businesses.
The increase in the administrative service fees of the managed care segment of $12.6 million in the 2009 period is attributed to a higher self-insured member months enrollment mostly due to the fact that the Corporation was granted the contract for the Reform’s Metro-North region, which began on November 2008 on an ASO basis and added approximately 180,000 members to our enrollment.
Consolidated net investment income decreased by $1.8 million, or 6.5%, to $25.9 million during the six months ended June 30, 2009. This decrease is attributed to a lower balance of invested assets as well as to lower yields in investment acquired during the quarter.
Net Realized Investment Losses
Consolidated net realized investment losses of $3.3 million during the six months ended June 30, 2009 are the result of other-than-temporary impairments related to fixed income and equity securities amounting to $5.7 million. The other-than-temporary impairments were offset in part by $2.4 million of net realized gains from the sale of fixed income and equity securities.
Net Unrealized Gains on Trading Securities and Other Income, Net
The combined balance of our consolidated net unrealized gain on trading securities and other income, net increased by $10.9 million, to $3.5 million during the six months ended June 30, 2009. This increase is attributable to an increase in the fair value of our trading securities portfolio and in the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes; both fluctuations are due to general market fluctuations. The unrealized gain experienced on our trading portfolio represents a combined increase of 8.1% in the market value of the portfolio, which compares favorably with the changes experienced by the comparable indexes; the Standard and Poor’s 500 Index increased by 1.8% and the Russell 1000 Growth increased by 10.5%. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
Consolidated claims incurred during the six months ended June 30, 2009 increased by $87.9 million, or 12.5%, to $792.9 million when compared to the claims incurred during the six months ended June 30, 2008. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment. The consolidated loss ratio increased by 0.7 percentage points to 86.3%, primarily due to higher utilization trends in the managed care segment and the effect of reserve developments, offset by the risk score premium adjustment in the Medicare business.
Operating Expenses
Consolidated operating expenses during the six months ended June 30, 2009 increased by $15.5 million, or 12.8%, to $136.9 million as compared to the operating expenses during the six months ended June 30, 2008. This increase is primarily attributed to a higher volume of business, particularly in our managed care segment as a result of the Metro-North region which began in November 2008 and the increased volume in the Medicare and Commercial businesses. In addition, a contingency expense accrual of approximately $7.5 million was recorded during the 2009 period, partially offset by the effect in this period of $3.6 million related to the settlement of an insurance recovery receivable of legal expenses. The consolidated operating expense ratio did not change during 2009.

Managed Care Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2009	2008	2009	2008

Operating revenues:
Medical premiums earned, net:
Commercial	$193.1	179.7	$383.0	361.7
Reform	83.4	80.9	168.3	161.9
Medicare	141.6	113.6	271.3	210.5

Medical premiums earned, net	418.1	374.2	822.6	734.1
Administrative service fees	12.0	4.8	21.5	9.3
Net investment income	5.4	6.1	10.5	11.7

Total operating revenues	435.5	385.1	854.6	755.1

Medical operating costs:
Medical claims incurred	373.9	331.2	744.1	659.0
Medical operating expenses	45.4	39.9	88.5	76.8

Total medical operating costs	419.3	371.1	832.6	735.8

Medical operating income	$16.2	14.0	$22.0	19.3

Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,275,849	1,228,783	2,536,750	2,464,272
Self-funded	563,125	499,317	1,142,217	995,379

Total Commercial member months	1,838,974	1,728,100	3,678,967	3,459,651
Reform:
Fully-insured	1,007,915	1,031,631	1,986,506	2,065,291
Self-funded	572,873	—	1,133,451	—

Total Reform member months	1,580,788	1,031,631	3,119,957	2,065,291
Medicare
Medicare Advantage	186,945	183,086	385,561	340,877
Stand-alone PDP	29,314	32,742	58,971	65,480

Total Medicare member months	216,259	215,828	444,532	406,357

Total member months	3,636,021	2,975,559	7,243,456	5,931,299

Medical loss ratio	89.4%	88.5%	90.5%	89.8%
Operating expense ratio	10.6%	10.5%	10.5%	10.3%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Medical Operating Revenues
Medical premiums earned for the three months ended June 30, 2009 increased by $43.9 million, or 11.7%, to $418.1 million when compared to the medical premiums earned during the three months ended June 30, 2008. This increase is principally the result of the following:
•	Medical premiums generated by the Medicare business increased during the three months ended June 30, 2009 by $28.0 million, or 24.6%, to $141.6 million. The three months ended June 30, 2009 include the net effect of approximately $12.8 million in adjustments related to CMS final risk score adjustment for 2008 and the first quarter of 2009. The three months ended June 30, 2008 include the net effect of approximately $1.4 million related to CMS final score adjustments for 2007. In addition, this business also has higher average premium rates by approximately 11% and there was a slight increase in member months enrollment of 431, or 0.2%. The fluctuation in member months is the net result of an increase of 3,859, or 2.1%, in the membership of our Medicare Advantage products and a decrease of 3,428, or 10.5%, in the membership of our PDP product.

•	Medical premiums generated by the Commercial business increased by $13.4 million, or 7.5%, to $193.1 million during the three months ended June 30, 2009. This fluctuation is primarily the result of an increase in member-months enrollment of 47,066, or 3.8% and increase in average premium rates per member of approximately 3.5%.

•	Medical premiums earned in the Reform business increased by $2.5 million, or 3.1%, to $83.4 million during the three months ended June 30, 2009. This fluctuation is due to an increase in premium rates, effective July 1, 2008, of approximately 10%, offset in part by a lower member months enrollment in the Reform’s fully-insured membership by 23,716, or 2.3% and a premium adjustment of approximately $4.2 million to provide for unresolved prior year reconciling items with the government of Puerto Rico.
Administrative service fees increased by $7.2 million, to $12.0 million during the 2009 period, mainly due to an increase in self-funded member months enrollment of 636,681. Such increase is mainly the result of the contract obtained to administer the Reform’s Metro-North region, which began as an ASO contract on November 1, 2008, as well as new ASO commercial contracts effective January 1, 2009.
Medical Claims Incurred
Medical claims incurred during the three months ended June 30, 2009 increased by $42.7 million, or 12.9%, to $373.9 million when compared to the three months ended June 30, 2008. The medical loss ratio (“MLR”) of the segment increased 0.9 percentage points during the 2009 period, to 89.4%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Medicare business increased by $9.2 million or 8.4% during the 2009 period primarily due to the effect of an unfavorable reserve development and an the increase in member months of 431, or 0.2%. The MLR for the three months ended June 30, 2009 was 83.9% a reduction of 12.6 percentage points compared to same period of prior year. This reduction in MLR is attributed to the effect of risk score premium adjustments recorded during this period, as well as premium rate increases. Excluding the effect of prior period reserve developments in the 2009 and 2008 period, as well as the risk score premium adjustments, the MLR decreased by 5.9 percentage points. This decrease is mostly due to the effect of lower medical cost as a result of improvement in utilization trends and premium rate increases effective January 1, 2009.

•	The medical claims incurred of the Commercial business increased by $35.2 million during the 2009 period and its MLR increased by 12.7 percentage points during the three months ended June 30, 2009. This fluctuation relates primarily to the increase in member-months enrollment of 47,066, or 3.8%. The increase in the 2009 MLR is primarily due to a lower reported MLR in the 2008 period, since the June 30, 2008 reserves experienced an unfavorable development during the third quarter of 2008. Excluding the effect of prior period reserve developments in the 2009 and 2008 period, the MLR increased by 2.8 percentage points. This variance in MLR is due to a higher than expected claims experience in local government employees’ policy, mainly due to an increase in the utilization of pharmacy and in-patient benefits.

•	The medical claims incurred of the Reform business decreased by $1.7 million and its MLR decreased by 5.1 percentage points during the three months ended June 30, 2009. The lower MLR is primarily due to a favorable reserve development in the 2008 period, an unfavorable reserve development in the 2009 period and the effect of the premium adjustment to provide for unresolved prior year reconciling items. Excluding the effect of these items in the 2009 and 2008 period the MLR of this business decreased by 1.4 percentage points.
We estimate that during the three months ended June 30, 2009 we have incurred approximately $1.0 million in claims related to the A H1N1 flu (swine flu).
Medical Operating Expenses
Medical operating expenses for the three months ended June 30, 2009 increased by $5.5 million, or 13.8%, to $45.4 million when compared to the three months ended June 30, 2008. This increase is mainly attributable to the higher volume of business of the segment associated to the increased enrollment. Also, an additional contingency accrual of approximately $2.5 million was recorded during the 2009 period, partially offset by a favorable adjustment of $0.6 million related to the settlement of an insurance recovery receivable of legal expenses. The segment’s operating expenses ratio increased slightly by 0.1 percentage points, from 10.5% in 2008 to 10.6% in 2009.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Medical Operating Revenues
Medical premiums earned for the six months ended June 30, 2009 increased by $88.5 million, or 12.1%, to $822.6 million when compared to the medical premiums earned during the six months ended June 30, 2008. This increase is principally the result of the following:
•	Medical premiums generated by the Medicare business increased during the six months ended June 30, 2009 by $60.8 million, or 28.9%, to $271.3 million, primarily due to an increase in member months enrollment of 38,175, or 9.4%, and higher average premium rates of approximately 11%. The fluctuation in member months is the net result of an increase of 44,684, or 13.1%, in the membership of our Medicare Advantage products and a decrease of 6,509, or 9.9%, in the membership of our PDP product. In addition, the six months ended June 30, 2009 include the net effect of approximate $8.7 million in adjustments related to CMS final risk score adjustment for 2008. The six months ended June 30, 2008 include the net effect of approximately $1.4 million related to CMS final risk score adjustments for 2007.

•	Medical premiums generated by the Commercial business increased by $21.3 million, or 5.9%, to $383.0 million during the six months ended June 30, 2009. This fluctuation is primarily the result of an increase in member months enrollment of 72,478, or 2.9% and increase in average premium rates per member of approximately 2.9%.

•	Medical premiums earned in the Reform business increased by $6.4 million, or 4.0%, to $168.3 million during the six months ended June 30, 2009. This fluctuation is due to an increase in premium rates, effective July 1, 2008, of approximately 10%, offset in part by a lower member months enrollment in the Reform’s fully-insured membership by 78,785, or 3.8% and a premium adjustment of approximately $5.5 million to provide for unresolved prior year reconciling items with the government of Puerto Rico.
Administrative service fees increased by $12.2 million, to $21.5 million during the 2009 period, mainly due to an increase in self-funded member months enrollment of 1,280,289. Such increase is mainly the result of the contract obtained to administer the Reform’s Metro-North region, which began as an ASO contract on November 1, 2008, as well as new ASO commercial contracts effective January 1, 2009.
Medical Claims Incurred
Medical claims incurred during the six months ended June 30, 2009 increased by $85.1 million, or 12.9%, to $744.1 million when compared to the six months ended June 30, 2008. The MLR of the segment increased by 0.7 percentage points during the 2009 period, to 90.5%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Medicare business increased by $45.8 million during the 2009 period primarily due to the increase in member months of 38,175, or 9.4%. The MLR for the six months ended June 30, 2009 was 90.0%, a reduction of 4.2 percentage points compared to same period in 2008. This reduction in MLR is attributed to the effect of risk score premium adjustments recorded during this period, as well as premium rate increases. Excluding the effect of prior period reserve developments in the 2009 and 2008 period, as well as premium adjustments, the MLR decreased by 3.6 percentage points. This decrease is mostly due to the effect of lower medical cost as a result of improvement in utilization trends and premium rate increases effective January 1, 2009.

•	The medical claims incurred of the Commercial business increased by $41.3 million during the 2009 period and its MLR increased by 6.0 percentage points during the six months ended June 30, 2009. The increase in the MLR is primarily due to the effect of prior period reserve developments in the 2009 and 2008 periods. Excluding the effect of prior period reserve developments, the MLR increased by 2.5 percentage points. This variance in MLR is due to a higher than expected claims experience in the local government employees’ policy, mainly in the utilization of pharmacy and in-patient benefits.

•	The medical claims incurred of the Reform business decreased by $2.1 million and its MLR decreased by 4.8 percentage points during the six months ended June 30, 2009. The lower MLR is primarily due to a favorable reserve development in the 2009 period, an unfavorable reserve development in the 2008 period and the effect of the premium adjustment to provide for unresolved prior year reconciling items. In addition, in 2008 we recognized a retroactive adjustment reducing capitation rates. Excluding the effect of these items in the 2009 and 2008 period the MLR of this business decreased by 1.3 percentage points.

Medical Operating Expenses
Medical operating expenses for the six months ended June 30, 2009 increased by $11.7 million, or 15.2%, to $88.5 million when compared to the six months ended June 30, 2008. This increase is mainly due to the higher volume of business of the segment associated to the increase in enrollment as well as the operating costs related to the administration of the Metro North region. In addition, a contingency expense accrual of approximately $7.5 million was recorded during the 2009 period, partially offset by the effect in this period of $3.6 million related to the settlement of an insurance recovery receivable of legal expenses. The segment’s operating expenses ratio increased by 0.2 percentage points, from 10.3% in 2008 to 10.5% in 2009.
Life Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2009	2008	2009	2008

Operating revenues:
Premiums earned, net:
Premiums earned	$26.7	24.6	$52.7	48.8
Premiums earned ceded	(1.5)	(1.8)	(3.1)	(3.9)

Net premiums earned	25.2	22.8	49.6	44.9
Commission income on reinsuarance	—	0.1	0.1	0.2

Premiums earned, net	25.2	22.9	49.7	45.1
Net investment income	4.4	4.1	8.4	8.0

Total operating revenues	29.6	27.0	58.1	53.1

Operating costs:
Policy benefits and claims incurred	13.0	11.2	25.7	23.2
Underwriting and other expenses	12.7	12.6	25.5	24.2

Total operating costs	25.7	23.8	51.2	47.4

Operating income	$3.9	3.2	$6.9	5.7

Additional data:
Loss ratio	51.6%	48.9%	51.7%	51.4%
Operating expense ratio	50.4%	55.0%	51.3%	53.6%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Operating Revenues
Premiums earned, net for the segment increased by $2.3 million, or 10.0%, to $25.2 million during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, primarily as the result of higher sales in the Cancer and individual life lines of business during the period.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the three months ended June 30, 2009 increased by $1.8 million, or 16.1%, to $13.0 million during the three months ended June 30, 2009. This fluctuation is primarily the result of an increase of $1.0 million in the change in policy benefits liability, mostly reflecting higher actuarial reserves resulting from the growth in sales in the cancer business as compared to the same period in 2008; and an increase in claims incurred in the individual and cancer line of business attributed to the higher volume of this business, offset in part by a lower volume and claims experience in the group life line of business. The segment’s loss ratio increased by 2.7 percentage points, from 48.9% during the three months ended June 30, 2008 to 51.6% during the same period of 2009 as a result of the increase in the liability for future policy benefits.

Underwriting and Other Expenses
Underwriting and other expenses for the segment slightly increased by $0.1 million, or 0.8%, to $12.7 million during the three months ended June 30, 2009; the segment’s operating expense ratio decreased by 4.6 percentage points, to 50.4% during the 2009 period.
Six Months Ended June 30, 2009 Compared to six Months Ended June 30, 2008
Operating Revenues
Premiums earned, net for the segment increased by $4.6 million, or 10.1%, to $49.7 million during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, primarily as the result of higher sales in the cancer and individual lines of business during the period.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the six months ended June 30, 2009 increased by $2.5 million, or 10.8%, to $25.7 million during the six months ended June 30, 2009. This fluctuation is primarily the result of an increase in the amount of claims incurred and an increase in the change in policy benefits liability. The increase in claims incurred is the result of higher claims in the individual life and cancer lines of business attributed to the increased volume of these businesses, offset in part by a lower volume and claims experience in the group life line of business. The segment’s loss ratio slightly increased by 0.3 percentage points, from 51.4% during the six months ended June 30, 2008 to 51.7% during the same period of 2009.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $1.3 million, or 5.4%, to $25.5 million during the six months ended June 30, 2009 primarily the result of the higher commission expense resulting from the growth experienced in the cancer and individual lines of business. The segment’s operating expense ratio decreased by 2.3 percentage points, to 51.3% during the 2009 period.
Property and Casualty Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2009	2008	2009	2008

Operating revenues:
Premiums earned, net:
Premiums written	$37.6	40.6	70.7	76.1
Premiums ceded	(16.7)	(18.3)	(29.5)	(33.9)
Change in unearned premiums	3.1	0.8	7.4	4.2

Premiums earned, net	24.0	23.1	48.6	46.4
Net investment income	3.0	3.0	5.8	6.0

Total operating revenues	27.0	26.1	54.4	52.4

Operating costs:
Claims incurred	11.6	12.4	23.2	22.7
Underwriting and other expenses	12.6	11.4	27.0	25.3

Total operating costs	24.2	23.8	50.2	48.0

Operating income	$2.8	2.3	4.2	4.4

Additional data:
Loss ratio	48.3%	53.7%	47.7%	48.9%
Operating expense ratio	52.5%	49.4%	55.6%	54.5%
Combined ratio	100.8%	103.1%	103.3%	103.4%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
Operating Revenues
Total premiums written during the three months ended June 30, 2009 decreased by $3.0 million, or 7.4%, to $37.6 million. This fluctuation is primarily due to a decrease in premiums written in the commercial auto, dwelling and property mono-line and commercial multi-peril insurance policies of approximately $2.6 million. The commercial business continues under soft market conditions, thus reducing premiums and increasing competition for renewals and new business. Also, lower activity in auto and mortgage loan origination due to the economic slowdown has affected the volume in the market.
Premiums ceded to reinsurers during the three months ended June 30, 2009 decreased by approximately $1.6 million, or 8.7% to $16.7 million during the second quarter of 2009. The ratio of premiums ceded to premiums written decreased by 0.7 percentage points, from 45.1% in 2008 to 44.4% in 2009. This fluctuation primarily results from the reduction of reinsurance cessions in quota shares contracts for commercial and personal property insurance risks of 5.0% and 7.2%, respectively.
The change in unearned premiums presented an increase of $2.3 million, to $3.1 million during the three months ended June 30, 2009, primarily as the result of the lower volume of premiums written in the current quarter.
Claims Incurred
Claims incurred during the three months ended June 30, 2009 decreased by $0.8 million, or 6.5%, to $11.6 million. The decrease is primarily seen in lower incurred losses for commercial multi-peril and commercial auto insurance; offset by increases in general liability and personal auto insurance. The loss ratio decreased by 5.4 percentage points, to 48.3% during the three months ended June 30, 2009, primarily seen in the loss ratios of the commercial multi-peril and commercial auto lines of business; offset in part by increases in general liability and personal auto insurance due to higher reported claims.
Underwriting and Other Expenses
Underwriting and other operating expenses for the three months ended June 30, 2009 increased by $1.2 million, or 10.5%, to $12.6 million. This increase is primarily due to an increase in net commission due to amortizations of deferred acquisition costs resulting from the decrease in writings of $3.0 million compared to the same quarter in the prior year. Increase is also due to the receipt of lower reinsurance commissions. Reinsurance commissions were reduced due to the changes in the quota share reinsurance contracts. The operating expense ratio increased by 3.1 percentage points during the same period, to 52.5% in 2009 as the result of the above and to the lower volume of business of the segment.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
Operating Revenues
Total premiums written during the six months ended June 30, 2009 decreased by $5.4 million, or 7.1%, to $70.7 million. This fluctuation is primarily due to a decrease in premiums written in the commercial auto, dwelling and property mono-line insurance policies of approximately $3.0 million and $1.8 million, respectively. The commercial business continues under soft market conditions, thus reducing premiums and increasing competition for renewals and new business. Also, lower activity in auto and mortgage loan originations due to the economic slowdown has affected the volume in the market.
Premiums ceded to reinsurers during the six months ended June 30, 2009 decreased by approximately $4.4 million, or 13.0%, to $29.5 million during the second quarter of 2009. The ratio of premiums ceded to premiums written decreased by 2.8 percentage points, from 44.5% in 2008 to 41.7% in 2009. This fluctuation was the result of the effect of a portfolio transfer to us and from the reduction of reinsurance cessions in quota shares contracts for commercial and personal property insurance risks of 5.0% and 7.2%, respectively. Decrease is offset in part by the increase in non-proportional insurance treaties in 2009 in relation to the level of premiums written. The cost of non-proportional treaties is negotiated for the whole year based on expected premium volume. The cost is distributed throughout the year on a straight-line basis and is relation to direct premiums written varies depending on actual writings in each quarter versus expected results.

The change in unearned premiums presented an increase of $3.2 million, to $7.4 million during the six months ended June 30, 2009, primarily as the result of the lower volume of premiums written.
Claims Incurred
Claims incurred during the six months ended June 30, 2009 increased by $0.5 million, or 2.2%, to $23.2 million. This increase is primarily seen in incurred losses for personal auto, general liability and medical malpractice insurance; offset by decreases in the commercial multi-peril and commercial auto incurred loses. The loss ratio decreased by 1.2 percentage points, to 47.7% during the six months ended June 30, 2009, primarily due to a favorable loss experience in the commercial multi-peril and commercial auto lines of business.
Underwriting and Other Expenses
Underwriting and other operating expenses for the six months ended June 30, 2009 increased by $1.7 million, or 6.7%, to $27.0 million. This increase is primarily due to an increase in net commissions. The direct commissions paid presented a decrease of $1.5 million due to the lower volume of writings. The reinsurance commissions received decreased by $2.1 million due to the lower cessions in the commercial and personal lines quota share contracts. Also, the net amortization of deferred acquisition costs presents an increase of $0.8 million. The operating expense ratio increased by 1.1 percentage points during the same period, to 55.6% in 2009.
Liquidity and Capital Resources
Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended
	June 30,
(Dollar amounts in millions)	2009	2008

Sources of cash:
Net proceeds from short-term borrowings	$—	32.1
Proceeds from policyholder deposits	2.5	5.9
Cash provided by operating activities	49.1	—
Other	—	15.6

Total sources of cash	51.6	53.6

Uses of cash:
Cash used in operating activities	—	(25.2)
Net purchases of investment securities	(9.6)	(216.0)
Capital expenditures	(8.9)	(7.1)
Repurchase and retirement of common stock	(22.0)	—
Payments of long-term borrowings	(0.8)	(0.8)
Surrenders of policyholder deposits	(3.6)	(3.4)
Other	(10.1)	—

Total uses of cash	(55.0)	(252.5)

Net decrease in cash and cash equivalents	$(3.4)	(198.9)

Cash flows from operating activities increased by $74.3 million for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, principally due to the effect of increase in premiums collected amounting to $149.8 million, offset in part by a increases claims paid and cash paid to suppliers and employees amounting of $61.6 million and $24.3 million, respectively. The increase in premiums collected is the result of a higher member months enrollment, mainly in the Medicare and Commercial businesses. Also, premiums collected last year would have been higher when considering the $22.8 million of managed care premiums collected in December 2007 but corresponding to January 2008. The fluctuation in claims paid is primarily the result of the higher volume and increased utilization trends in our managed care segment, particularly in the Medicare and Commercial businesses.

Net acquisition of investment securities decreased by $206.4 million during the six months ended June 30, 2009, principally as the result the effect of purchases of investments with trade date in December 2007 and a settlement date in January 2008, amounting to $117.5 million and cash used in financing activities.
The decrease in the other sources (uses) of cash of $25.7 million is attributed to changes in balance in outstanding checks over bank balances in the 2009 period.
In the 2008 period the proceeds from short-term borrowings exceeded payments of short-term borrowings by $32.1 million. Short-term borrowings are used to address timing differences between cash receipts and disbursements from operations as well as to take advantage of some investment opportunities.
Capital expenditures increased by $1.8 million as a result of the capitalization of costs related to the new systems initiative in our managed care segment.
The net proceeds from policyholder deposits decreased by $3.4 million during the six months ended June 30, 2009 primarily due to the lower receipt of deposits during the period.
On December 8, 2008 we announced the immediate commencement of a $40.0 million share repurchase program. We paid approximately $22.0 million under the stock repurchase program during the six months ended June 30, 2009.
Financing and Financing Capacity
We have several short-term facilities available to address timing differences between cash receipts and disbursements. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of June 30, 2009, we had $70.0 million of available credit under these facilities. There were no outstanding short-term borrowings under these facilities as of June 30, 2009.
As of June 30, 2009, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).

•	On September 30, 2004, we issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes).
The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain covenants. At June 30, 2009, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
In addition, we are a party to a secured term loan with a commercial bank, FirstBank Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million. As of June 30, 2009, this secured loan had an outstanding balance of $23.5 million and average annual interest rate of 1.84%.
This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain non-financial covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of June 30, 2009 we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loan’s outstanding balance.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of June 30, 2009, which is the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective.
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
As of June 30, 2009 we have implemented additional control procedures necessary to remediate this material weakness. In particular we have implemented the following control procedures:
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
We believe that the implementation of the additional control procedures described above remediated the material weakness disclosed in our Annual Report on Form 10-K as of December 31, 2008. We tested the effectiveness of the additional control procedures and found them to be effective.
Changes in Internal Controls Over Financial Reporting
Except for the control procedures described above, which were implemented to remediate the material weakness included in our Annual Report on Form 10-K as of December 31, 2008, no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information

Item 1.	Legal Proceedings
For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item IA.	Risk Factors
For a description of risk factors, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Item 1A of Part II of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table presents information related to our repurchases of common stock for the period indicated:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
			Part of	May Yet Be
	Total Number		Publicly	Purchased
	of Shares	Average Price	Announced	Under the
(Dollar amounts in millions,except per share data)	Purchased	Paid per Share	Programs[1]	Programs
January 1, 2009 to January 31, 2009	554,300	$12.47	554,300	$19.1
February 1, 2009 to February 28, 2009	480,916	12.45	480,916	13.1
March 1, 2009 to March 30, 2009	428,272	11.98	428,272	8.0
April 1, 2009 to April 30, 2009	211,300	12.77	211,300	5.2
May 1, 2009 to May 31, 2009	64,700	13.28	64,700	4.4
June 1, 2009 to June 30, 2009	31,800	13.98	31,800	3.9

[1]	In October 2008, the Board of Directors authorized a $40.0 million share repurchase program, which commenced on December 8, 2008.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submissions of Matters to a Vote of Security Holders
The Corporation held its annual meeting of shareholders on April 26, 2009 (the “2009 Annual Shareholders Meeting”). At the meeting, the shareholders re-elected Luis A. Clavell-Rodríguez, MD, Vicente León-Irizarry, CPA, and Jesús R. Sánchez-Colón, MD, to serve as Group 2 directors until the 2012 annual meeting of shareholders or until their respective successors are elected and qualified. The terms of office of the following directors continued after the 2009 Annual Shareholders Meeting: Carmen Ana Culpeper-Ramírez, Antonio F. Faría-Soto, Manuel Figueroa-Collazo, PE, PhD, Jaime Morgan-Stubbe, Esq., Roberto Muñoz-Zayas, MD, Juan E. Rodríguez-Díaz, Esq., José Hawayek-Alemañy, MD, Adamina Soto-Martínez, CPA, and Jorge L. Fuentes-Benejam, PE.
The only matter voted upon at the 2009 Annual Shareholders Meeting was the election of three Group 2 directors for a three-year term, as described in the prior paragraph. Following is the tabulation of votes with respect to each of the nominees:

Nominee	For	Withheld	Abstained	Total*

Luis A. Clavell-Rodríguez, MD	16,843,821	86,103	53,858	16,983,782

Vicente León-Irizarry, CPA	15,149,599	1,746,215	87,968	16,983,782

Jesús R. Sánchez-Colón, MD	16,882,001	28,851	72,930	16,983,782

*	There were no broker-non votes with respect to this matter.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibits	Description

10.1	Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through the March 19, 2009 meeting (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K dated July 1, 2009 (File No. 001-33865)).

Exhibits	Description

10.2	Blue Cross Controlled Affiliate License Agreement by and among Blue Cross Blue Shield Association, Triple-S Salud, Inc. and the Company, including revisions, if any, adopted by the Member Plans through the March 19, 2009 meeting (incorporated herein by reference to Exhibit 10.2 to TSM’s Current Report on Form 8-K dated July 1, 2009 (File No. 001-33865)).

10.3*	Extension to the agreement between the Puerto Rico Health Insurance Administration and Triple-S Salud, Inc. for the provision of health insurance coverage to eligible population in the North and South-West regions.

11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended June 30, 2009 and 2008 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.

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

Triple-S Management Corporation
Registrant

Date:	August 5, 2009	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and Chief Executive Officer

Date:	August 5, 2009	By:	/s/ Juan J. Román
Juan J. Román, CPA
Vice President of Finance and Chief Financial Officer