Form 10-Q
period 2009-09-30
TRIPLE-S MANAGEMENT CORP
filed 2009-11-03
CIK 1171662

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☑ Yes    ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐ Yes    ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☑ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at October 31, 2009
Common Stock Class A, $1.00 par value	9,042,809
Common Stock Class B, $1.00 par value	20,361,063

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended September 30, 2009

Part I – Financial Information

Item 1.	Financial Statements
TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2009	2008

Assets

Investments and cash:
Equity securities held for trading, at fair value	$40,065	32,184
Securities available for sale, at fair value:
Fixed maturities	929,506	887,684
Equity securities	65,296	68,629
Securities held to maturity, at amortized cost:
Fixed maturities	15,702	21,753
Policy loans	5,736	5,451
Cash and cash equivalents	54,698	46,095

Total investments and cash	1,111,003	1,061,796

Premiums and other receivables, net	252,523	237,158
Deferred policy acquisition costs and value of business acquired	134,299	126,347
Property and equipment, net	66,645	58,448
Net deferred tax asset	36,832	25,195
Other assets	31,611	39,515

Total assets	$1,632,913	1,548,459

Liabilities and Stockholders’ Equity

Claim liabilities:
Claims processed and incomplete	$206,707	156,137
Unreported losses	151,815	150,079
Unpaid loss-adjustment expenses	19,275	17,494

Total claim liabilities	377,797	323,710

Liability for future policy benefits	219,292	207,545
Unearned premiums	95,993	110,141
Policyholder deposits	48,031	48,684
Liability to Federal Employees’ Health Benefits Program (FEHBP)	14,015	11,157
Accounts payable and accrued liabilities	140,038	148,713
Long-term borrowings	168,077	169,307
Liability for pension benefits	41,476	44,103

Total liabilities	1,104,719	1,063,360

Stockholders’ equity:
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at September 30, 2009 and December 31, 2008	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 20,361,063 and 22,104,989 shares at September 30, 2009 and December 31, 2008, respectively	20,361	22,105
Additional paid-in capital	162,472	179,504
Retained earnings	332,788	292,112
Accumulated other comprehensive income (loss)	3,530	(17,665)

Total stockholders’ equity	528,194	485,099

Total liabilities and stockholders’ equity	$1,632,913	1,548,459

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Earnings (Unaudited)
For the three months and nine months ended September 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Premiums earned, net	$477,503	433,219	$1,396,208	1,256,775
Administrative service fees	9,797	4,448	29,982	12,081
Net investment income	12,955	14,072	38,856	41,806

Total operating revenues	500,255	451,739	1,465,046	1,310,662
Net realized investment gain (losses):
Total other-than-temporary impairment losses on securities	(240)	(1,557)	(5,953)	(3,941)
Net realized gains, excluding other-than-temporary impairment losses on securities	2,390	456	4,751	1,708

Total net realized investment gain (losses)	2,150	(1,101)	(1,202)	(2,233)

Net unrealized investment gain (loss) on trading securities	4,860	(3,605)	8,036	(10,806)
Other income (expense), net	67	(1,147)	392	(1,308)

Total revenues	507,332	445,886	1,472,272	1,296,315

Benefits and expenses:
Claims incurred	413,626	365,585	1,206,578	1,070,572
Operating expenses	71,205	63,572	208,060	185,002

Total operating costs	484,831	429,157	1,414,638	1,255,574

Interest expense	3,338	3,749	9,959	11,348

Total benefits and expenses	488,169	432,906	1,424,597	1,266,922

Income before taxes	19,163	12,980	47,675	29,393

Income tax expense (benefit):
Current	2,096	4,580	11,637	8,687
Deferred	(1,017)	(1,071)	(4,638)	(2,104)

Total income taxes	1,079	3,509	6,999	6,583

Net income	$18,084	9,471	$40,676	22,810

Basic net income per share	$0.62	0.29	$1.37	0.71

Diluted net income per share	$0.62	0.29	$1.37	0.71

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity and
Comprehensive Income (Loss) (Unaudited)
For the nine months
ended September 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	2009	2008

Balance at January 1	$485,099	482,538

Share-based compensation	3,231	2,392
Grant of restricted Class B common stock	27	20
Repurchase and retirement of common stock	(22,034)	—
Other	—	(14)

Comprehensive income (loss):
Net income	40,676	22,810
Net unrealized change in fair value of available for sale securities, net of taxes	20,299	(24,210)
Defined benefit pension plan:
Actuarial loss, net	1,103	874
Prior service credit, net	(207)	(220)
Net change in fair value of cash flow hedges	—	(56)

Total comprehensive (loss) income	61,871	(802)

Balance at September 30	$528,194	484,134

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2009	2008

Cash flows from operating activities:

Net income	$40,676	22,810

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,358	5,419
Net amortization of investments	544	739
Provision (reversal of provision) for doubtful receivables	10,070	(2,243)
Deferred tax benefit	(4,638)	(2,104)
Net loss on sale of securities	1,202	2,233
Net unrealized (gain) loss on trading securities	(8,036)	10,806
Share-based compensation	3,258	2,392
Proceeds from trading securities sold:
Equity securities	2,923	23,480
Acquisition of securities in trading portfolio:
Equity securities	(3,206)	(9,367)
Loss on sale of property and equipment	—	11
(Increase) decrease in assets:
Premiums receivable	(37,358)	(50,744)
Agents balances	9,240	2,787
Accrued interest receivable	1,131	(2,484)
Other receivables	3,313	(4,508)
Reinsurance recoverable on paid losses	(1,540)	8,924
Deferred policy acquisition costs and value of business acquired	(7,952)	(8,083)
Prepaid income tax	6,172	(6,901)
Other deferred taxes	(11,150)	—
Other assets	1,732	9,918
Increase (decrease) in liabilities:
Claims processed and incomplete	50,570	5,840
Unreported losses	1,736	(8,001)
Unpaid loss-adjustment expenses	1,781	887
Liability for future policy benefits	11,747	10,074
Unearned premiums	(14,148)	(31,915)
Policyholder deposits	568	1,407
Liability to FEHBP	2,858	(6,243)
Accounts payable and accrued liabilities	(1,197)	4,972

Net cash provided by (used in) operating activities	$66,654	(19,894)

(Continued)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2009 and 2008
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2009	2008

Cash flows from investing activities:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$125,951	162,802
Fixed maturities matured/called	151,898	65,088
Equity securities	6,849	4,449
Securities held to maturity:
Fixed maturities matured/called	6,893	20,107
Acquisition of investments:
Securities available for sale:
Fixed maturities	(294,628)	(449,515)
Equity securities	(3,209)	(17,069)
Fixed maturity securities held to maturity	(577)	(554)
Net (outflows) proceeds for policy loans	(285)	73
Net capital expenditures	(14,555)	(12,116)

Net cash used in investing activities	(21,663)	(226,735)

Cash flows from financing activities:

Change in outstanding checks in excess of bank balances	(11,903)	17,992
Change in short-term borrowings	—	31,795
Repayments of long-term borrowings	(1,230)	(1,229)
Repurchase and retirement of common stock	(22,034)	—
Proceeds from policyholder deposits	3,708	7,156
Surrenders of policyholder deposits	(4,929)	(5,793)
Other	—	6

Net cash (used in) provided by financing activities	(36,388)	49,927

Net increase (decrease) in cash and cash equivalents	8,603	(196,702)
Cash and cash equivalents at beginning of the period	46,095	240,153

Cash and cash equivalents at end of the period	$54,698	43,451

See accompanying notes to unaudited consolidated financial statements.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
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
In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of the results for the full year.
(2) Recent Accounting Standards
In April 2009, the Financial Accounting Standards Board (FASB) issued guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the new guidance did not have impact on the Corporation’s consolidated financial statements.
In April 2009, the FASB issued guidance to amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the consolidated financial position and results of operations. See note 4, Investment in Securities, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for the required new disclosures as the result of the adoption of this guidance.
In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also require those disclosures in summarized financial information at interim reporting periods. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have an impact on the consolidated financial position and results of operations. See note 7, Fair Value Measurement, to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for the required new disclosure as the result of the adoption of this guidance.
In April 2009, the FASB issued guidance to provides additional assistance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes assistance on identifying circumstances that indicate a transaction is not orderly. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance had no impact on the consolidated financial position and results of operations.
In May 2009, the FASB issued guidance to establish the general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which subsequent events have been evaluated, as well as

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This guidance is effective for interim or annual financial periods ended after June 15, 2009. The adoption of this guidance did not have impact on the Corporation’s consolidated financial statements.
In August 2009, the FASB issued additional guidance for the fair value measurement of liabilities. The Corporation had chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP. This guidance is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this guidance did not have an impact on our consolidated financial statements.
In September 2009, the FASB issued guidance for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this guidance improve financial reporting by permitting use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. The amendments in this guidance also improve transparency by requiring additional disclosures about investments in the scope of the amendments in this guidance to enable users of financial statements to understand the nature and risks of investments and whether the investments are probable of being sold at amounts different from net asset value per share. The adoption of this guidance did not have an impact on our consolidated financial statements.
Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the nine months ended September 30, 2009 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.
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
The following tables summarize the operations by major operating segment for the three months and nine months ended September 30, 2009 and 2008:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Operating revenues:
Managed Care:
Premiums earned, net	$428,566	387,052	$1,249,463	1,119,602
Administrative service fees	9,798	4,449	29,983	12,082
Intersegment premiums /service fees	1,533	1,587	4,481	4,897
Net investment income	5,435	5,879	15,953	17,556

Total managed care	445,332	398,967	1,299,880	1,154,137
Life Insurance:
Premiums earned, net	24,645	23,407	74,198	68,319
Intersegment premiums	108	91	293	276
Net investment income	4,093	4,156	12,480	12,147

Total life insurance	28,846	27,654	86,971	80,742
Property and Casualty Insurance:
Premiums earned, net	24,293	22,761	72,547	68,855
Intersegment premiums	153	152	460	458
Net investment income	2,998	2,910	8,783	8,933

Total property and casualty insurance	27,444	25,823	81,790	78,246
Other segments — intersegment service revenues *	13,889	11,705	39,003	33,978

Total business segments	515,511	464,149	1,507,644	1,347,103
TSM operating revenues from external sources	427	1,125	1,639	3,168
Elimination of intersegment premiums	(1,794)	(1,830)	(5,234)	(5,631)
Elimination of intersegment service fees	(13,889)	(11,705)	(39,003)	(33,978)

Consolidated operating revenues	$500,255	451,739	$1,465,046	1,310,662

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Operating income:
Managed care	$10,098	15,114	$32,080	34,416
Life insurance	3,992	2,906	10,938	8,611
Property and casualty insurance	245	2,884	4,394	7,252
Other segments *	451	31	813	319

Total business segments	14,786	20,935	48,225	50,598
TSM operating revenues from external sources	427	1,125	1,638	3,168
TSM unallocated operating expenses	(2,178)	(1,996)	(6,648)	(6,152)
Elimination of TSM intersegment charges	2,389	2,518	7,193	7,474

Consolidated operating income	15,424	22,582	50,408	55,088
Consolidated net realized investment gains (losses)	2,150	(1,101)	(1,202)	(2,233)
Consolidated net unrealized gain (loss) on trading securities	4,860	(3,605)	8,036	(10,806)
Consolidated interest expense	(3,338)	(3,749)	(9,959)	(11,348)
Consolidated other income (expense), net	67	(1,147)	392	(1,308)

Consolidated income before taxes	$19,163	12,980	$47,675	29,393

Depreciation expense:
Managed care	$1,364	1,093	$4,092	3,085
Life insurance	181	172	491	521
Property and casualty insurance	378	366	1,128	1,105

Total business segments	1,923	1,631	5,711	4,711
TSM depreciation expense	216	216	647	708

Consolidated depreciation expense	$2,139	1,847	$6,358	5,419

	September 30,	December 31,
	2009	2008

Assets:
Managed care	$753,808	678,889
Life insurance	491,615	460,109
Property and casualty insurance	337,185	337,869
Other segments *	13,603	12,620

Total business segments	1,596,211	1,489,487
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	36,306	58,480
Property and equipment,net	21,793	21,648
Other assets	3,957	4,079

	62,056	84,207
Elimination entries-intersegment receivables and others	(25,354)	(25,235)

Consolidated total assets	$1,632,913	1,548,459

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
The Corporation adopted the other-than-temporary impairment guidance or FASB OTTI guidance effective April 1, 2009. This interpretation significantly changed the Corporation’s accounting policy regarding the timing and amount of other-than temporary impairments for available-for-sale debt securities. This guidance indicates that an other-than-temporary impairment must be recognized in earnings for a debt security in an unrealized loss position when an entity either (a) has the intent to sell the debt security or (b) more likely than not will be required to sell the debt security before its anticipated recovery. Prior to the adoption of this guidance the Corporation was required to record an other-than-temporary impairment for a debt security unless it could assert that it had both the intent and ability to hold the security for a period of time sufficient to allow for a recovery in its fair value to its amortized cost basis.
For all debt securities in unrealized loss positions that do not meet either of these two criteria, the guidance requires the Corporation to analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Corporation’s best estimate of projected future cash flows at the effective interest rate implicit in the debt security prior to impairment.
Under the FASB OTTI guidance, when an other-than-temporary impairment of a debt security has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Corporation intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis. If the debt security meets either of these two criteria, the other-than temporary impairment recognized in earnings is equal to the entire difference between the security’s amortized cost basis and its fair value at the impairment measurement date. For other-than-temporary impairments of debt securities that do not meet these two criteria, the net amount recognized in earnings is equal to the difference between the amortized cost of the debt security and the present value of the cash flow expected to be collected. Any difference between the fair value and the net present value of the cash flow expected to be collected of the debt security at the impairment measurement date is recorded in other comprehensive income (loss). Unrealized gains or losses on securities for which an other-than-temporary impairment has been recognized in earnings is tracked as a separate component of accumulated other comprehensive income (loss). Prior to the adoption of this guidance, an other-than-temporary impairment recognized in earnings for debt securities was equal to the total difference between amortized cost and fair value at the time of impairment.
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
The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2009 and December 31, 2008, were as follows:

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

September 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Trading securities:
Equity securities	$40,692	5,213	(5,840)	40,065

December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Trading securities:
Equity securities	$40,847	2,781	(11,444)	32,184

September 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities available for sale:
Obligations of government- sponsored enterprises	$363,776	5,894	(510)	369,160
U.S. Treasury securities and obligations of U.S. government instrumentalities	48,375	4,746	—	53,121
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	185,662	6,493	(1,659)	190,496
Municipal securities	53,628	2,088	(160)	55,556
Obligations of states of the United States and political subdivisions of the states	12,330	721	—	13,051
Corporate bonds	100,149	7,132	(940)	106,341
Residential agency mortgage-backed securities	17,416	768	(1)	18,183
Collateralized mortgage obligations	119,105	6,022	(1,529)	123,598

Total fixed maturities	900,441	33,864	(4,799)	929,506
Equity securities	63,890	7,751	(6,345)	65,296

Total	$964,331	41,615	(11,144)	994,802

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)

December 31, 2008
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities available for sale:
Obligations of government- sponsored enterprises	$422,038	7,991	(220)	429,809
U.S. Treasury securities and obligations of U.S. government instrumentalities	78,024	11,961	—	89,985
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	121,934	448	(6,077)	116,305
Municipal securities	31,415	390	(6)	31,799
Obligations of states of the United States and political subdivisions of the states	4,196	36	(110)	4,122
Corporate bonds	100,745	1,625	(7,399)	94,971
Residential agency mortgage-backed securities	17,420	425	(3)	17,842
Collateralized mortgage obligations	103,891	1,287	(2,327)	102,851

Total fixed maturities	879,663	24,163	(16,142)	887,684
Equity securities	70,060	1,752	(3,183)	68,629

Total	$949,723	25,915	(19,325)	956,313

September 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities held to maturity:
Obligations of government- sponsored enterprises	$3,229	97	—	3,326
Residential agency mortgage-backed securities	1,255	25	(1)	1,279
U.S. Treasury securities and obligations of U.S. government instrumentalities	1,485	202	—	1,687
Corporate bonds	8,970	546	—	9,516
Certificates of deposit	763	—	—	763

Total	$15,702	870	(1)	16,571

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
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

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008 were as follows:

September 30, 2009
	Less than 12 months		12 months or longer		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses

Securities available for sale:
Obligations of government- sponsored enterprises	$59,417	(418)	19,923	(92)	79,340	(510)
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	34,022	(770)	37,743	(889)	71,765	(1,659)
Municipal securities	2,681	(125)	148	(35)	2,829	(160)
Corporate bonds	984	(6)	14,155	(934)	15,139	(940)
Residential agency mortgage-backed securities	—	—	36	(1)	36	(1)
Collateralized mortgage obligations	11,067	(291)	6,839	(1,238)	17,906	(1,529)

Total fixed maturities	108,171	(1,610)	78,844	(3,189)	187,015	(4,799)
Equity securities	25,306	(4,624)	10,899	(1,721)	36,205	(6,345)

Total for securities available for sale	$133,477	(6,234)	89,743	(4,910)	223,220	(11,144)

Securities held to maturity:
Residential mortgage-backed securities	$—	—	54	(1)	54	(1)

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
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
September 30, 2009
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
Corporate Bonds: Unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions. The fair value of these corporate bonds has improved during the nine months ended September 30, 2009. In addition, most of these corporate bonds have investment grade ratings. Because the decline in fair value is principally attributable to changes in interest rates, the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.
Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on investments in mortgage-backed securities and collateralized mortgage obligations (“CMO”) were caused by fluctuations in interest rates. The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise.
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
Equity Securities: The Corporation’s investment in equity securities classified as available for sale consist mainly of investments in common and preferred stock of local banking institutions and investments in several mutual funds. The unrealized loss experienced in the investment in common stocks of local banking institutions is mainly due to recent adverse economic conditions. The unrealized loss related to the Corporation’s investments in preferred stock of local banking institutions and in investments in several mutual funds investing in fixed income securities is mainly caused by interest rate increases and general market conditions. Because the unrealized losses on equity securities were mainly caused by temporary general economic conditions and because the Corporation has the ability and intent to hold these investments until a market price recovery, these investments are not considered other-than-temporarily impaired.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
Information regarding realized and unrealized gains and losses from investments for the three months and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$65	131	3,122	1,056
Gross losses from sales	—	—	(3)	(117)
Gross losses from other-than-temporary impairments	(240)	(1,516)	(1,393)	(3,872)

Total debt securities	(175)	(1,385)	1,726	(2,933)

Equity securities:
Trading securities:
Gross gains from sales	107	433	416	3,377
Gross losses from sales	(104)	(334)	(823)	(2,812)
Gross losses from other-than-temporary impairments	—	—	—	(28)

	3	99	(407)	537

Securities available for sale:
Gross gains from sales	2,322	318	2,322	318
Gross losses from sales	—	(92)	(283)	(114)
Gross losses from other-than-temporary impairments	—	(41)	(4,560)	(41)

	2,322	185	(2,521)	163

Total equity securities	2,325	284	(2,928)	700

Net realized gains (losses) on securities	$2,150	(1,101)	(1,202)	(2,233)

During the three months and nine months ended September 30, 2009, the Corporation recognized other-than-temporary impairments amounting to $0.2 and $5.9 million, respectively. During the three months and nine months ended September 30, 2008, the Corporation recognized other-than-temporary impairments amounting to $1.6 and $3.9 million, respectively. The other-than-temporary impairments recognized during 2009 and 2008 related to our investments in equity securities and corporate bonds. The other-than-temporary impairment on its fixed maturities securities is attributable to credit losses.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
Contractual maturities of investment securities classified as available for sale and held to maturity at September 30, 2009 were as follows:

	Amortized	Estimated
	cost	fair value

Securities available for sale:
Due in one year or less	$15,963	16,259
Due after one year through five years	84,148	85,686
Due after five years through ten years	240,777	249,853
Due after ten years	423,032	435,927
Collateralized mortgage obligations	119,105	123,598
Residential mortgage-backed securities	17,416	18,183

	$900,441	929,506

Securities held to maturity:
Due in one year or less	$1,688	1,703
Due after one year through five years	8,970	9,516
Due after five years through ten years	510	530
Due after ten years	3,279	3,543
Residential mortgage-backed securities	1,255	1,279

	$15,702	16,571

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Changes in net unrealized gains (losses):
Recognized in income:
Equity securities — trading	$4,860	(3,605)	8,036	(10,806)

Recognized in accumulated other comprehensive loss:
Fixed maturities — available for sale	$21,393	(10,105)	21,044	(20,097)
Equity securities — available for sale	3,346	(1,900)	2,837	(8,552)

	$24,739	(12,005)	23,881	(28,649)

Not recognized in the consolidated financial statements:
Fixed maturities — held to maturity	$90	52	(441)	(5)

The deferred tax liability on unrealized gains and losses recognized in accumulated other comprehensive income during the nine months ended September 30, 2009 and 2008 aggregated $3,582 and $(4,433), respectively.
As of September 30, 2009 and December 31, 2008, no investments in equity securities and no investments in obligations that are payable from and secured by the same source of revenue or taxing authority, other than investment instruments of the U.S. and the Commonwealth of Puerto Rico governments, exceeded 10% of stockholders’ equity.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
Components of net investment income were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Fixed maturities	$11,629	12,390	34,498	36,045
Equity securities	891	1,152	2,984	3,469
Policy loans	105	97	302	287
Cash equivalents and interest-bearing deposits	127	111	485	937
Other	203	322	587	1,068

Total	$12,955	14,072	38,856	41,806

(5) Premiums and Other Receivables
Premiums and other receivables as of September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008

Premiums	$114,739	90,315
Self-funded group receivables	47,846	35,749
FEHBP	10,437	9,600
Agents balances	29,251	38,491
Accrued interest	10,671	11,802
Reinsurance recoverable	43,721	42,181
Other	20,673	23,765

	277,338	251,903

Less allowance for doubtful receivables:
Premiums	19,925	10,467
Other	4,890	4,278

	24,815	14,745

Total premiums and other receivables	$252,523	237,158

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(6) Claim Liabilities
The activity in the total claim liabilities for the three months and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Claim liabilities at beginning of period	$363,914	359,495	323,710	353,830
Reinsurance recoverable on claim liabilities	(30,154)	(39,604)	(30,432)	(54,834)

Net claim liabilities at beginning of period	333,760	319,891	293,278	298,996

Incurred claims and loss-adjustment expenses:
Current period insured events	408,885	360,013	1,199,795	1,068,339
Prior period insured events	1,731	2,592	(2,872)	(6,311)

Total	410,616	362,605	1,196,923	1,062,028

Payments of losses and loss-adjustment expenses:
Current period insured events	354,477	348,382	909,004	828,827
Prior period insured events	44,728	20,095	236,026	218,178

Total	399,205	368,477	1,145,030	1,047,005

Net claim liabilities at end of period	345,171	314,019	345,171	314,019
Reinsurance recoverable on claim liabilities	32,626	38,537	32,626	38,537

Claim liabilities at end of period	$377,797	352,556	377,797	352,556

As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
The credits in the incurred claims and loss-adjustment expenses for prior period insured events for the nine months ended September 30, 2009 and 2008 is due primarily to better than expected utilization trends. The amount of incurred claims and loss-adjustment expense for the prior period insured events for the three months ended September 30, 2009 and 2008 is primarily due to higher than expected utilization trends.
The claims incurred disclosed in this table exclude the change in the liability for future policy benefits, which amount to $3,010 and $9,655, during the three months and nine months ended September 30, 2009, respectively. The change in the liability for future policy benefits amount to $2,980 and $8,544, during the three months and nine months ended September 30, 2008, respectively.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(7) Fair Value Measurements
Assets recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by FASB guidance for fair value measurements and disclosures, are as follows:

Level Input:	Input Definition:
Level 1	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level 2	Inputs other than quoted prices included in Level 1 that are observable for the asset or liability through corroboration with market data at the measurement date.

Level 3	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
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
(iv) Receivables, Accounts Payable, and Accrued Liabilities
The carrying amount of receivables, accounts payable, and accrued liabilities approximates fair value because they mature and should be collected or paid within 12 months after September 30, 2009.
(v) Policyholder Deposits
The fair value of policyholder deposits is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(vi) Borrowings
The carrying amounts and fair value of the Company’s borrowings are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value

Loans payable to bank	$23,077	23,077	24,307	24,307
6.3% senior unsecured notes payable	50,000	46,500	50,000	46,250
6.6% senior unsecured notes payable	60,000	56,250	60,000	55,800
6.7% senior unsecured notes payable	35,000	33,320	35,000	34,059

Totals	$168,077	159,147	169,307	160,416

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
The following table summarizes fair value measurements by level at September 30, 2009 and December 31, 2008 for assets measured at fair value on a recurring basis:

September 30, 2009
	Level 1	Level 2	Level 3	Total

Equity securities held for trading	$40,065	—	—	40,065
Securities available for sale:
Fixed maturity securities	53,121	876,065	320	929,506
Equity securities	23,268	40,281	1,747	65,296
Derivatives (reported within other assets in the consolidated balance sheets)	—	1,536	—	1,536

Total	$116,454	917,882	2,067	1,036,403

December 31, 2008
	Level 1	Level 2	Level 3	Total

Equity securities held for trading	$32,184	—	—	32,184
Securities available for sale:
Fixed maturity securities	89,985	796,418	1,281	887,684
Equity securities	31,506	36,037	1,086	68,629
Derivatives (reported within other assets in the consolidated balance sheets)	—	1,674	—	1,674

Total	$153,675	834,129	2,367	990,171

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2009 is as follows:

	Three months ended			Nine months ended
	September 30, 2009			September 30, 2009
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total

Beginning balance	$560	1,747	2,307	1,281	1,086	2,367
Total gains or losses:
Realized in earnings	(240)	—	(240)	(1,264)	—	(1,264)
Unrealized in other accumulated comprehensive income	—	—	—	303	661	964
Purchases and sales	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—

Ending balance	$320	1,747	2,067	320	1,747	2,067

Three months and nine months ended September 30, 2008
Fixed
Maturity
Securities

Beginning balance	$—
Total gains or losses:
Realized in earnings	—
Unrealized in other accumulated comprehensive income	—
Purchases and sales	—
Transfers in and/or out of Level 3	1,567

Ending balance	$1,567

During the three months and nine months ended September 30, 2009, certain debt securities classified at Level 3 were thinly traded due to issuer liquidity concerns. Consequently, broker quotes or other observable inputs were not always available and the fair value of these securities was estimated using internal estimates for inputs including, but not limited to, credit spreads, default rates and benchmark yields. An other-than-temporary impairment of approximately $0.2 million and $1.3 million was recorded on Level 3 securities during the three months and nine months ended September 30, 2009.
(8) Share-Based Compensation
Share-based compensation expense recorded during the three months and nine months ended September 30, 2009 was $779 and $3,231, respectively. Share-based compensation expense recorded during the three months and nine months ended September 30, 2008 was $862 and $2,390, respectively. Share based compensation expense for the nine months ended September 30, 2009 includes $937 of compensation cost that should have been recorded in earlier periods. This adjustment relates to employees that qualified for approved retirement as defined under the plan. No prior period was materially impacted by this adjustment. Pursuant to the 2007 Incentive Plan, on January 2, 2009, the Corporation granted to certain key employees 13,321 stock options, 3,002 shares of restricted stocks,

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
and 3,002 performance awards. Stock options can be granted with an exercise price at least equal the stock’s fair market value at the date of grant. The stock option awards vest in equal annual installments over 3 years and their expiration date cannot exceed 7 years. The restricted stock and performance awards are issued at the fair value of the stock on the grant date. Restricted stock awards vest in equal annual installments over 3 years. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards are achieved.
Effective April 27, 2009, the Corporation granted 24,360 shares of restricted stock to non-employee directors pursuant to the 2007 Incentive Plan. Restricted stock was issued at the fair value of the stock on the grant date and vest in one year. The restriction period ends six months after each director ceases to be a member of the Board of Directors.
(9) Comprehensive Loss
The accumulated balances for each classification of other comprehensive loss are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain (loss) on	pension	comprehensive
	securities	benefits	(loss) income

Balance at January 1	$5,602	(23,267)	(17,665)
Net current period change	20,299	896	21,195

Balance at September 30	$25,901	(22,371)	3,530

(10) Income Taxes
Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. The Corporation and its subsidiaries are subject to Puerto Rico income taxes. The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of September 30, 2009, tax years 2005 through 2008 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.
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
On July 10, 2009 the Governor of Puerto Rico signed into law Puerto Rico’s Act No. 37, which requires certain corporations to pay a 5% additional special tax over tax liability. The effective tax rate includes the additional special tax, as enacted.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(11) Pension Plan
The components of net periodic benefit cost for the three months and nine months ended September 30, 2009 and 2008 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Components of net periodic benefit cost:
Service cost	$1,372	1,385	3,791	4,210
Interest cost	1,614	1,429	4,290	4,345
Expected return on assets	(1,135)	(1,317)	(3,047)	(4,003)
Prior service cost (credit)	(127)	(118)	(340)	(358)
Actuarial loss	718	468	1,809	1,423

Net periodic benefit cost	$2,442	1,847	6,503	5,617

Employer contributions
The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2008 that it expected to contribute $7,000 to its pension program in 2009. As of September 30, 2009, the Corporation has contributed $8,000 to the pension program. The Corporation does not anticipate further contributions to fund its pension program in 2009.
(12) Acquired Intangible Asset
On July 1, 2009, the Corporation, through Triple-S Salud, Inc. (TSS), its managed care subsidiary, closed an Asset Purchase Agreement (the Agreement) to acquire certain managed care assets of La Cruz Azul de Puerto Rico, Inc. (“LCA”) in Puerto Rico and the U.S. Virgin Islands on such date. Intangible asset, net as of September 30, 2009 amounted to $5.3 million and is included within the other assets in the accompanying consolidated balance sheets. The estimated weighted-average useful life is 4 years. Amortization expense recorded during the three months ended September 30, 2009 amounted to $831. There could be additional payments depending upon certain conditions as defined in the Agreement.

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
(13) Net Income Available to Stockholders and Basic Net Income per Share
The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator for earnings per share:
Net income available to stockholders	$18,084	9,471	$40,676	22,810

Denominator for basic earnings per share:
Weighted average of common shares	29,265,472	32,142,809	29,607,691	32,142,809
Effect of dilutive securities	107,462	50,998	64,876	42,396

Denominator for diluted earnings per share	29,372,934	32,193,807	29,672,567	32,185,205

Basic net income per share	$0.62	0.29	$1.37	0.71
Diluted net income per share	$0.62	0.29	$1.37	0.71

(14) Contingencies
As of September 30, 2009, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.
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
Additionally, we may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have contractual rights to acquire shares of the Corporation on favorable terms or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.
Hau et al Litigation (formerly known as Jordan et al)
On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary Triple-S Salud, Inc. (“TSS”) and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
limited group of plaintiffs, and increase their claim for damages to approximately $207 million. Discovery is expected to conclude by March 2010. The Corporation intends to vigorously defend this claim.
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
Two codefendant plans removed the case to federal court, which the plaintiffs and the other codefendants, including the Corporation, opposed. The federal District Court decided that it lacked jurisdiction under the Class Action Fairness Act (“CAFA”) and remanded the case to state court. The removing defendants petitioned to appeal to the First Circuit Court of Appeals. Having accepted the appeal, the First Circuit Court of Appeals issued an order in late October 2009 which found the lower court’s decision premature. The Court of Appeals remanded the case to the federal District Court and allowed limited discovery to determine whether the case should be heard in federal court pursuant to CAFA.
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

TRIPLE-S MANAGEMENT CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
September 30, 2009
(Dollar amounts in thousands, except per share data)
(Unaudited)
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
The Corporation submitted a petition for certiorari to the U.S. Supreme Court on August 26, 2009, based on its strong belief that CRIM’s retroactive revocation of applicable tax rulings and its imposition of a tax liability reaching back over ten years constituted a violation of the Corporation’s due process rights. The U.S. Supreme Court has requested that CRIM file a response, which is due by November 12, 2009.
Claims by Heirs of Former Shareholders
The Corporation and TSS are defending four individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 90 shares of the Corporation or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Corporation’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper. Discovery is underway in each case. Management believes all these claims are time barred under one or more statutes of limitations and is vigorously defending them.
Thomas Litigation
On May 22, 2003, Kenneth A. Thomas, M.D. and Michael Kutell, M.D. filed a putative class action suit against the Blue Cross Blue Shield Association and substantially all of the other Blue Cross and Blue Shield plans in the United States, including TSS. The complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to doctors so that they are not paid in a timely manner for the covered medically necessary services they render. TSS, along with the other defendants, moved to dismiss the complaint on multiple grounds, including but not limited to an arbitration right and the applicability of the McCarran Ferguson Act. The parties announced a Settlement Agreement on April 27, 2007 and on April 19, 2008, the court granted final approval of the settlement. A small group of physicians filed an appeal of the settlement in the Eleventh Circuit, but all the appeals have been dismissed and the defendants satisfied the payment obligations under the settlement agreement. The amount paid by the Corporation was recorded as an operating expense in a previous year.
(15) Subsequent Event
The Corporation evaluated subsequent events through November 3, 2009, the date that these consolidated interim financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and nine months ended September 30, 2009. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2008.
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
Overview
We are the largest managed care company in Puerto Rico in terms of membership and have 50 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the Commercial, Commonwealth of Puerto Rico Health Reform (the Reform) and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (PDP)) markets. In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. The Reform is a government of Puerto Rico-funded managed care program for the medically indigent, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Cross and Blue Shield name and mark throughout Puerto Rico and the U.S. Virgin Islands, serve approximately 1.3 million members across all regions of Puerto Rico and the U.S. Virgin Islands and hold a leading market position covering approximately 34% of the Puerto Rico population. For the nine months ended September 30, 2009, our managed care segment represented approximately 90% of our total consolidated premiums earned. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 7% (in terms of premiums written) as of December 31, 2008. Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) as of December 31, 2008.
We participate in the managed care market through our subsidiary, Triple-S Salud, Inc. (“TSS”) (formerly known as Triple-S, Inc.). Our managed care subsidiary is a Blue Cross and Blue Shield Association (BCBSA) licensee, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico and the U.S. Virgin Islands.
We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”) (formerly known as Seguros Triple-S, Inc.), each one representing approximately 5%. of our consolidated premiums earned, net for the nine months ended September 30, 2009.
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
Recent Developments
Acquisition of La Cruz Azul de Puerto Rico
On July 1, 2009, the Corporation and TSS, its managed care subsidiary, obtained the licensing rights to the Blue Cross brand in Puerto Rico and the Blue Cross Blue Shield brand in the U.S. Virgin Islands from the BCBSA pursuant to license agreements with BCBSA. According to the license agreements, the Corporation and TSS acquired the right to sell, market and administer health care plans and related services under the brands in Puerto Rico and the U.S. Virgin Islands. The license agreements became effective upon the closing of the acquisition by TSS of certain managed care assets of La Cruz Azul de Puerto Rico, Inc. (“LCA”) in Puerto Rico and the U.S. Virgin Islands on such date. Further details of this transaction were included in note 12 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Healthcare Reform Contracts
In June 2009 the Government of Puerto Rico (the government) extended the two fully-insured contracts managed by us until October 31, 2009. In July 2009, the Government of Puerto Rico issued a request for proposal for all Reform regions, for which TSS submitted proposals. In October 2009, the government notified that the proposals presented by all proponents were not accepted and that current contracts were extended for one additional month in order to negotiate an extension of the contracts.
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

Managed Care Membership

	As of September 30,
	2009	2008

Managed care enrollment:
Commercial [1]	745,933	588,073
Reform [2]	537,414	340,710
Medicare [3]	69,290	73,893

Total	1,352,637	1,002,676

Managed care enrollment by funding arrangement:
Fully-insured	890,987	826,127
Self-insured	461,650	176,549

Total	1,352,637	1,002,676

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.

(2)	Includes rated and self-funded members.

(3)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
Consolidated Operating Results
The following table sets forth the Corporation’s consolidated operating results. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2009	2008	2009	2008

Revenues:
Premiums earned, net	$477.5	433.2	$1,396.2	1,256.8
Administrative service fees	9.8	4.5	30.0	12.1
Net investment income	12.9	14.1	38.9	41.8

Total operating revenues	500.2	451.8	1,465.1	1,310.7
Net realized investment gain (losses)	2.1	(1.1)	(1.2)	(2.2)
Net unrealized investment (loss) gain on trading securities	4.9	(3.6)	8.1	(10.8)
Other income (expense), net	0.1	(1.1)	0.4	(1.3)

Total revenues	507.3	446.0	1,472.4	1,296.4

Benefits and expenses:
Claims incurred	413.6	365.6	1,206.6	1,070.6
Operating expenses	71.2	63.6	208.1	185.0

Total operating expenses	484.8	429.2	1,414.7	1,255.6
Interest expense	3.4	3.8	10.0	11.4

Total benefits and expenses	488.2	433.0	1,424.7	1,267.0

Income before taxes	19.1	13.0	47.7	29.4
Income tax expense	1.0	3.5	7.0	6.6

Net income	$18.1	9.5	$40.7	22.8

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Operating Revenues
Consolidated premiums earned, net and administrative service fees increased by $49.6 million, or 11.3%, to $487.3 million during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The increase was mostly due to an increase in the premiums earned, net in our managed care segment, primarily from growth in Commercial membership, reflecting, in large part, the acquisition of La Cruz Azul (LCA), the addition of the Metro-North region in the Reform business, as well as higher premium rates across all businesses.
The increase in administrative service fees of $5.3 million, to $9.8 million in the 2009 period, is attributed to a higher self-insured member months enrollment. Increase is mostly due to the fact that the Corporation was granted the contract for the Reform’s Metro-North region, which began on November 2008 on an ASO basis and added approximately 190,000 members to our enrollment and new members in our Commercial business primarily as the result of the aforementioned acquisition of LCA effective July 1, 2009.
Consolidated net investment income decreased by $1.2 million, or 8.5%, to $12.9 million during the three months ended September 30, 2009. This decrease is attributed to lower yields in investments acquired during the quarter.
Net Realized Investment Gain
Consolidated net realized investment gain of $2.1 million during the three months ended September 30, 2009 are the result of net realized gains from the sale of fixed income and equity securities amounting to $2.4 million. The realized gains were offset in part by $0.2 million other-than-temporary impairments related to fixed income securities.
Net Unrealized Gains on Trading Securities and Other Income, Net
The combined balance of our consolidated net unrealized gain on trading securities and other income, net increased by $9.7 million, to $5.0 million during the three months ended September 30, 2009. This increase is attributable to an increase in the fair value of our trading securities portfolio and in the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes; both fluctuations are due to general increase in market values. The gain experienced on our trading portfolio represents a combined increase of 13.2% in the market value of the portfolio, which compares favorably with the changes experienced by the comparable indexes; the Standard and Poor’s 500 Index increased by 15.0% and the Russell 1000 Growth increased by 13.5% during this period. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
Consolidated claims incurred increased by $48.0 million, or 13.1%, to $413.6 million during the three months ended September 30, 2009 when compared to the claims incurred during the three months ended September 30, 2008. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment, partially attributed to claims incurred from LCA members. The consolidated loss ratio increased by 2.2 percentage points to 86.6%, largely reflecting the increased utilization among local government employees, the effect of reserve developments in our managed care segment, and the impact of premium adjustments in the Reform business. Excluding the effect of reserve developments in our managed care segment, and the impact of premium adjustments in the Reform business, the consolidated loss ratio increased 1.50 percentage points.
Operating Expenses
Consolidated operating expenses during the three months ended September 30, 2009 increased by $7.6 million, or 11.9%, to $71.2 million as compared to the operating expenses during the three months ended September 30, 2008. This increase is primarily attributed to a higher volume of business, particularly in our managed care segment as a result of the Metro-North region, which began in November 2008, as well as additional expenses resulting from the acquisition of LCA’s membership. The consolidated operating expense ratio reflects a slight increase of 0.1 percentage point, to 14.6% during 2009.

Income tax expense
Consolidated income tax expense during the three months ended September 30, 2009 decreased by $2.5 million to $1.0 million as compared to the income tax expense during the three months ended September 30, 2008. This decrease is primarily attributable to the use of tax credits during the 2009 period; the increase in weight in exempt income as compared to taxable income; and increase in the taxable income of the Life segment which is taxed at a lower rate.
Nine Months Ended September 30, 2009 Compared to nine Months Ended September 30, 2008
Operating Revenues
Consolidated premiums earned, net and administrative service fees increased by $157.3 million, or 12.4%, to $1,426.2 million during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The increase was primarily due to an increase in the premiums earned, net in our managed care segment, primarily from growth in Commercial membership, reflecting, in large part, the acquisition of La Cruz Azul (LCA) and the addition of the Metro-North region in the Reform business, as well as higher premium rates across all businesses.
The increase in the administrative service fees of the managed care segment of $17.9 million in the 2009 period is attributed to a higher self-insured member months enrollment. Increase is mostly due to the fact that the Corporation was granted the contract for the Reform’s Metro-North region, which began on November 2008 on an ASO basis and added approximately 190,000 members to our enrollment and new members in our Commercial business principally as the result of the aforementioned acquisition of LCA.
Consolidated net investment income decreased by $2.9 million, or 6.9%, to $38.9 million during the nine months ended September 30, 2009. This decrease is attributed to a lower yields in investment acquired during the period.
Net Realized Investment Losses
Consolidated net realized investment losses of $1.2 million during the nine months ended September 30, 2009 are the result of other-than-temporary impairments related to fixed income and equity securities amounting to $5.9 million. The other-than-temporary impairments were offset in part by $4.7 million of net realized gains from the sale of fixed income and equity securities.
Net Unrealized Gains on Trading Securities and Other Income, Net
The combined balance of our consolidated net unrealized gain on trading securities and other income, net increased by $20.6 million, to $8.5 million during the nine months ended September 30, 2009. This increase is attributable to an increase in the fair value of our trading securities portfolio and in the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes; both fluctuations are due to general market fluctuations. The unrealized gain experienced on our trading portfolio represents a combined increase of 22.6% in the market value of the portfolio, which compares favorably with the changes experienced by the comparable indexes; the Standard and Poor’s 500 Index increased by 17.0% and the Russell 1000 Growth increased by 25.4%. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
Consolidated claims incurred during the nine months ended September 30, 2009 increased by $136.0 million, or 12.7%, to $1,206.6 million when compared to the claims incurred during the nine months ended September 30, 2008. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment and MLR. The consolidated loss ratio increased by 1.2 percentage points to 86.4%, primarily due to higher utilization trends in the managed care segment and the effect of reserve developments, offset by the risk score premium adjustment in the Medicare business.
Operating Expenses

Consolidated operating expenses during the nine months ended September 30, 2009 increased by $23.1 million, or 12.5%, to $208.1 million as compared to the operating expenses during the nine months ended September 30, 2008. This increase is primarily attributed to a higher volume of business, particularly in our managed care segment as a result of the Metro-North region which began in November 2008, the acquisition of LCA and the increased volume in the Medicare and Commercial businesses. In addition, a contingency expense accrual of approximately $7.5 million was recorded during the 2009 period, partially offset by the effect in this period of $3.6 million related to the settlement of an insurance recovery of legal expenses. The consolidated operating expense ratio did not change during 2009.
Income tax expense
Consolidated income tax expense during the nine months ended September 30, 2009 increased by $0.4 million to $7.0 million as compared to the income tax expense during the nine months ended September 30, 2008. The effective tax rate decreased by 7.7 percentage points to 14.7% primarily due to the use of tax credits during the 2009 period; the increase in weight in exempt income as compared to taxable income; and increase in the taxable income of the Life segment which is taxed at a lower rate.
Managed Care Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2009	2008	2009	2008

Operating revenues:
Medical premiums earned, net:
Commercial	$217.3	184.4	$600.3	546.1
Reform	89.4	90.4	257.7	252.3
Medicare	122.7	113.1	394.0	323.6

Medical premiums earned, net	429.4	387.9	1,252.0	1,122.0
Administrative service fees	10.5	5.2	32.0	14.5
Net investment income	5.4	5.9	15.9	17.6

Total operating revenues	445.3	399.0	1,299.9	1,154.1

Medical operating costs:
Medical claims incurred	387.7	343.8	1,131.8	1,002.8
Medical operating expenses	47.5	40.1	136.0	116.9

Total medical operating costs	435.2	383.9	1,267.8	1,119.7

Medical operating income	$10.1	15.1	$32.1	34.4

Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,441,028	1,234,011	3,977,778	3,698,285
Self-funded	812,780	527,145	1,954,997	1,522,524

Total Commercial member months	2,253,808	1,761,156	5,932,775	5,220,809
Reform:
Fully-insured	1,011,294	1,024,093	2,997,800	3,089,384
Self-funded	590,117	—	1,723,568	—

Total Reform member months	1,601,411	1,024,093	4,721,368	3,089,384
Medicare
Medicare Advantage	179,878	189,518	565,439	530,395
Stand-alone PDP	29,330	31,894	88,301	97,374

Total Medicare member months	209,208	221,412	653,740	627,769

Total member months	4,064,427	3,006,661	11,307,883	8,937,962

Medical loss ratio	90.3%	88.6%	90.4%	89.4%
Operating expense ratio	10.8%	10.2%	10.6%	10.3%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Medical Operating Revenues
Medical premiums earned for the three months ended September 30, 2009 increased by $41.5 million, or 10.7%, to $429.4 million when compared to the medical premiums earned during the three months ended September 30, 2008. This increase is principally the result of the following:
•	Medical premiums generated by the Commercial business increased by $32.9 million, or 17.8%, to $217.3 million during the three months ended September 30, 2009. This fluctuation is primarily the result of an increase in member months enrollment of 207,017, or 16.8%, and an increase in average premium rates per member of approximately 1.5%. Increase in member months was attributed to new members acquired from LCA effective July 1, 2009, which amount to 115,648 member months, or 55.9% of the increase in member months enrollment experienced during this quarter and to new groups acquired during the period.

•	Medical premiums generated by the Medicare business increased during the three months ended September 30, 2009 by $9.6 million, or 8.5%, to $122.7 million, primarily due to a higher average premium rates, particularly in our dual eligible product. Even though premium rates increased, overall member months enrollment decreased by 12,204 or 5.5% when compared with the same period during prior year. The fluctuation in member months enrollment is the result of a decrease of 9,640, or 5.1%, in the membership of our Medicare Advantage products and a decrease of 2,564 thousand, or 8.0%, in the membership of our PDP product.

•	Medical premiums earned in the Reform business decreased by $1.0 million, or 1.1%, to $89.4 million during the three months ended September 30, 2009. This fluctuation is due to lower member months enrollment in the Reform’s fully-insured membership by 12,799, or 1.2% and a premium adjustment of approximately $2.9 million to provide for unresolved reconciling items with the Government of Puerto Rico.
Administrative service fees increased by $5.3 million, to $10.5 million during the 2009 period, mainly due to an increase in self-funded member months enrollment of 875,752. Such increase is mainly the result of the contract obtained to administer the Reform’s Metro-North region, which began as an ASO contract on November 1, 2008, as well as new commercial ASO contracts that were effective January 1, 2009. In addition, the contracts acquired from LCA effective July 1, 2009 included several ASO groups. Total member months enrollment for the Metro-North region and LCA during the three months ended September 30, 2009 totaled 590,117 and 255,494, respectively.
Medical Claims Incurred
Medical claims incurred during the three months ended September 30, 2009 increased by $43.9 million, or 12.8%, to $387.7 million when compared to the three months ended September 30, 2008. The medical loss ratio (“MLR”) of the segment increased 1.7 percentage points during the 2009 period, to 90.3%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Commercial business increased by $28.2 million during the 2009 period and its MLR decreased by 0.8 percentage points during the three months ended September 30, 2009. This fluctuation relates primarily to the increase in member months enrollment of 207,017, or 16.8%. The 2008 reported MLR is higher due to the fact that it does not consider the favorable reserve development of the September 30, 2008 reserves. Excluding the effect of prior period reserve developments in the 2009 and 2008 period, the MLR increased by 0.8 percentage points. This variance in MLR is due to a higher than expected claims experience in local government employees’ policy, mainly due to an increase in the utilization of pharmacy and in-patient benefits and of the significant increase in the utilization related to the AH1N1 flu, which increased our claims incurred by approximately $2.1 million, or 100 basis points during the quarter.

•	The medical claims incurred of the Medicare business increased by $13.2 million or 13.6% during the 2009 period and its MLR was 90.5%, 4.1 percentage points higher than the MLR for same period of the prior year. Both increases are primarily due to the fact that the claims incurred and MLR from last year do not consider the effect of an unfavorable reserve development of the September 2008 reserves. Excluding the effect of prior period reserve developments in the 2009 and 2008 periods, the 2009 MLR decreased by 3.0 percentage points. This decrease is mostly due to the effect of lower medical cost as a result of improvement in utilization trends and premium rate increases effective January 1, 2009.

•	The medical claims incurred of the Reform business increased by $2.5 million and its MLR increased by 3.8 percentage points during the three months ended September 30, 2009. The higher MLR is primarily due to the fact that last year premiums rates were increased effective July 2008 and that no increases were granted in 2009 quarter. Thus, this quarter presents the effect of the trends in cost and utilization but no premium increases.
Medical Operating Expenses
Medical operating expenses for the three months ended September 30, 2009 increased by $7.4 million, or 18.5%, to $47.5 million when compared to the three months ended September 30, 2008. This increase is mainly attributable to the higher volume of business of the segment associated to its increased enrollment, as well as additional expenses resulting from the acquisition of LCA’s membership. The segment’s operating expense ratio increased by 0.6 percentage points, from 10.2% in 2008 to 10.8% in 2009 due to incremental cost for LCA and Metro-North administration as an ASO contracts.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Medical Operating Revenues
Medical premiums earned for the nine months ended September 30, 2009 increased by $130.0 million, or 11.6%, to $1,252.0 million when compared to the medical premiums earned during the nine months ended September 30, 2008. This increase is principally the result of the following:
•	Medical premiums generated by the Medicare business increased during the nine months ended September 30, 2009 by $70.4 million, or 21.8%, to $394.0 million, primarily due to an increase in member months enrollment of 25,971 or 4.1%, and higher average premium rates of approximately 11%. The fluctuation in member months is the net result of an increase of 25,044, or 4.6%, in the membership of our Medicare Advantage products and a decrease of 9,073, or 9.3%, in the membership of our PDP product. In addition, the nine months ended September 30, 2009 include the net effect of approximate $8.7 million in adjustments related to CMS final risk score adjustment for 2008. The nine months ended September 30, 2008 include the net effect of approximately $1.4 million related to CMS final risk score adjustments for 2007.

•	Medical premiums generated by the Commercial business increased by $54.2 million, or 9.9%, to $600.3 million during the nine months ended September 30, 2009. This fluctuation is primarily the result of an increase in member months enrollment of 279,493, or 7.6% and increase in average premium rates per member of approximately 2.8%. Increase in member months was mainly attributed to new members acquired from LCA effective July 1, 2009, which amount to 115,648 member months, or 41.4% of the increase in member months enrollment experienced during this period and to new groups acquired during the period.

•	Medical premiums earned in the Reform business increased by $5.4 million, or 2.1%, to $257.7 million during the nine months ended September 30, 2009. This fluctuation is due to an increase in premium rates, effective July 1, 2008, of approximately 10%, offset in part by a lower member months enrollment in the Reform’s fully-insured membership by 91,584, or 3.0% and a premium adjustment of approximately $8.4 million to provide for unresolved reconciling items with the Government of Puerto Rico.
Administrative service fees increased by $17.5 million, to $32.0 million during the 2009 period, mainly due to an increase in self-funded member months enrollment of 2,156,041. Such increase is mainly the result of the contract obtained to administer the Reform’s Metro-North region, which began as an ASO contract on November 1, 2008, new ASO Commercial contracts effective January 1, 2009, as well as the ASO members from the contracts acquired from LCA. Total member months enrollment for the Metro-North region and LCA for the nine months ended September 30, 2009 totaled 1,723,568 and 255,494, respectively.

Medical Claims Incurred
Medical claims incurred during the nine months ended September 30, 2009 increased by $129.0 million, or 12.9%, to $1,131.8 million, when compared to the nine months ended September 30, 2008. The MLR of the segment increased by 1.0 percentage points during the 2009 period, to 90.4%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Commercial business increased by $69.6 million during the 2009 period and its MLR increased by 3.7 percentage points during the nine months ended September 30, 2009. The increase in claims was partially attributed to the increase in members. The increase in the MLR is primarily due to the effect of prior period reserve developments in the 2009 and 2008 periods and higher utilization trends. Excluding the effect of prior period reserve developments, the MLR increased by 2.3 percentage points. This variance in MLR is due to a higher than expected claims experience in the local government employees’ policy, mainly in the utilization of pharmacy and in-patient benefits and the effect of the AH1N1 flu of approximately $2.5 million, or 40 basis points.

•	The medical claims incurred of the Medicare business increased by $59.0 million during the 2009 period primarily due to the higher member months enrollment of this business. The MLR for the nine months ended September 30, 2009 was 90.1%, a reduction of 1.4 percentage points compared to same period in 2008. This reduction in MLR is attributed to the effect of risk score premium adjustments recorded during this period, as well as premium rate increases and lower utilization trends. Excluding the effect of prior period reserve developments in the 2009 and 2008 period, as well as premium adjustments, the MLR decreased by 3.3 percentage points. This decrease is mostly due to the effect of lower medical cost as a result of improvement in utilization trends and premium rate increases effective January 1, 2009.

•	The medical claims incurred of the Reform business increased by $0.4 million and its MLR decreased by 1.7 percentage points during the nine months ended September 30, 2009. The lower MLR is primarily due to reserve development in the 2009 and 2008 periods and the effect of the premium adjustment to provide for unresolved reconciling items. In addition, in 2008 we recognized a retroactive adjustment reducing capitation rates. Excluding the effect of these items in the 2009 and 2008 period the MLR of this business remained in line with 2008 period.
Medical Operating Expenses
Medical operating expenses for the nine months ended September 30, 2009 increased by $19.1 million, or 16.3%, to $136.0 million when compared to the nine months ended September 30, 2008. This increase is mainly due to the higher volume of business of the segment associated to the higher member months enrollment as well as the operating costs related to the administration of the Metro-North region and the acquisition and administration of the LCA customers. In addition, a contingency expense accrual of approximately $7.5 million was recorded during the 2009 period, partially offset by the effect in this period of $3.6 million related to the settlement of an insurance recovery of legal expenses. The segment’s operating expenses ratio increased by 0.3 percentage points, from 10.3% in 2008 to 10.6% in 2009.

Life Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2009	2008	2009	2008

Operating revenues:
Premiums earned, net:
Premiums earned	$26.2	25.2	$79.1	74.0
Premiums earned ceded	(1.5)	(1.8)	(4.6)	(5.6)

Net premiums earned	24.7	23.4	74.5	68.4
Commission income on reinsuarance	—	0.1	—	0.2

Premiums earned, net	24.7	23.5	74.5	68.6
Net investment income	4.1	4.2	12.5	12.1

Total operating revenues	28.8	27.7	87.0	80.7

Operating costs:
Policy benefits and claims incurred	12.2	12.0	37.9	35.2
Underwriting and other expenses	12.6	12.7	38.2	36.8

Total operating costs	24.8	24.7	76.1	72.0

Operating income	$4.0	3.0	$10.9	8.7

Additional data:
Loss ratio	49.4%	51.1%	50.9%	51.3%
Operating expense ratio	51.0%	54.0%	51.3%	53.6%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Operating Revenues
Premiums earned, net for the segment increased by $1.2 million, or 5.1%, to $24.7 million during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, primarily as the result of higher sales in the Cancer and individual life lines of business during the period.
Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the three months ended September 30, 2009 increased by $0.2 million, or 1.7%, to $12.2 million during the three months ended September 30, 2009. This fluctuation is primarily the result of increase in claims incurred in the individual life benefits, mostly offset by a lower claims experience in the cancer line of business. The segment’s loss ratio decreased by 1.7 percentage points, from 51.1% during the three months ended September 30, 2008 to 49.4% during the same period of 2009 mostly as the result of a lower loss ratio in the cancer line of business.
Underwriting and Other Expenses
Underwriting and other expenses for the segment decreased by $0.1 million, or 0.8%, to $12.6 million during the three months ended September 30, 2009 as compared with the three months ended September 30, 2008; the segment’s operating expense ratio decreased by 3.0 percentage points, to 51.0% during the 2009 period.
Nine Months Ended September 30, 2009 Compared to nine Months Ended September 30, 2008
Operating Revenues
Premiums earned, net for the segment increased by $5.9 million, or 8.6%, to $74.5 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, primarily as the result of higher sales in the cancer and individual lines of business during the period.

Policy Benefits and Claims Incurred
Policy benefits and claims incurred during the nine months ended September 30, 2009 increased by $2.7 million, or 7.7%, to $37.9 million during the nine months ended September 30, 2009. This fluctuation is primarily the result of an increase in volume, the amount of claims incurred and an increase in the change of the liability for future policy benefits. The increase in claims incurred is the result of higher claims in the individual life and cancer lines of business attributed to the higher volume of these businesses, offset in part by a lower volume and claims experience in the group life line of business. The segment’s loss ratio decreased by 0.4 percentage points, from 51.3% during the nine months ended September 30, 2008 to 50.9% during the same period of 2009.
Underwriting and Other Expenses
Underwriting and other expenses for the segment increased by $1.4 million, or 3.8%, to $38.2 million during the nine months ended September 30, 2009 primarily the result of the higher commission expense resulting from the growth experienced in the cancer and individual lines of business. The segment’s operating expense ratio decreased by 2.3 percentage points, to 51.3% during the 2009 period.
Property and Casualty Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2009	2008	2009	2008

Operating revenues:
Premiums earned, net:
Premiums written	$40.1	39.5	110.8	115.6
Premiums ceded	(15.5)	(17.8)	(45.0)	(51.7)
Change in unearned premiums	(0.2)	1.2	7.2	5.4

Premiums earned, net	24.4	22.9	73.0	69.3
Net investment income	3.0	2.9	8.8	8.9

Total operating revenues	27.4	25.8	81.8	78.2

Operating costs:
Claims incurred	13.7	9.8	36.9	32.5
Underwriting and other expenses	13.5	13.1	40.5	38.4

Total operating costs	27.2	22.9	77.4	70.9

Operating income	$0.2	2.9	4.4	7.3

Additional data:
Loss ratio	56.1%	42.8%	50.5%	46.9%
Operating expense ratio	55.3%	57.2%	55.5%	55.4%
Combined ratio	111.4%	100.0%	106.0%	102.3%

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
Operating Revenues
Total premiums written during the three months ended September 30, 2009 increased by $0.6 million, or 1.5%, to $40.1 million. The commercial business continues under soft market conditions, thus reducing premiums and increasing competition for renewals and new business. Also, the lower activity in the mortgage and construction sector due to the economic slowdown has affected the volume for dwelling and construction related insurance.
Premiums ceded to reinsurers during the three months ended September 30, 2009 decreased by approximately $2.3 million, or 12.9% to $15.5 million during the third quarter of 2009. The ratio of premiums ceded to premiums written decreased by 6.4 percentage points, from 45.1% in 2008 to 38.7% in 2009. This fluctuation primarily results from the reduction of reinsurance cessions in quota share contracts for commercial and personal property insurance risks of 5.0% and 7.2%, respectively.

The change in unearned premiums presented a decrease of $1.4 million, to $(0.2) million during the three months ended September 30, 2009, primarily as the result of the higher volume of premiums written in the current quarter.
Claims Incurred
Claims incurred during the three months ended September 30, 2009 increased by $3.9 million, or 39.8%, to $13.7 million. The increase is primarily attributed higher incurred losses for commercial multi-peril and personal auto insurance; offset by decreases in general liability and medical malpractice incurred losses. The loss ratio increased by 13.3 percentage points, to 56.1% during the three months ended September 30, 2009, primarily in the commercial multi-peril and personal auto lines of business due to a higher amount of reported claims; offset in part by decreases in general liability and medical malpractice losses.
Underwriting and Other Expenses
Underwriting and other operating expenses for the three months ended September 30, 2009 increased by $0.4 million, or 3.1%, to $13.5 million. This fluctuation is primarily due to an increase in net commission expense attributed to the receipt of lower reinsurance commissions compared to the same quarter in the prior year after changes in the quota share reinsurance contracts. The operating expense ratio decreased by 1.9 percentage points during the same period, to 55.3% in 2009 as the result of the above and to the higher volume of business of the segment.
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
Operating Revenues
Total premiums written during the nine months ended September 30, 2009 decreased by $4.8 million, or 4.2%, to $110.8 million. This fluctuation is primarily due to a decrease in premiums written in the commercial auto, dwelling and property mono-line, commercial auto and all other line of business insurance policies of approximately $8.2 million, offset in part by increases in the general liability and personal auto lines of business. The commercial business continues under soft market conditions, thus reducing premiums and increasing competition for renewals and new business. Also, lower activity in auto, mortgage loan originations and construction due to the economic slowdown has affected the volume in the market.
Premiums ceded to reinsurers during the nine months ended September 30, 2009 decreased by approximately $6.7 million, or 13.0%, to $45.0 million during the third quarter of 2009. The ratio of premiums ceded to premiums written decreased by 4.1 percentage points, from 44.7% in 2008 to 40.6% in 2009. This fluctuation was the result of the effect of a portfolio transfer to us and from the reduction of reinsurance cessions in quota shares contracts for commercial and personal property insurance risks of 5.0% and 7.2%, respectively. Decrease is offset in part by the increase in non-proportional insurance treaties in 2009 in relation to the level of premiums written. The cost of non-proportional treaties is negotiated for the whole year based on expected premium volume. The cost is distributed throughout the year on a straight-line basis and its relation to direct premiums written varies depending on actual writings in each quarter versus expected results.
The change in unearned premiums presented an increase of $1.8 million, to $7.2 million during the nine months ended September 30, 2009, primarily as the result of the lower volume of premiums written.
Claims Incurred
Claims incurred during the nine months ended September 30, 2009 increased by $4.4 million, or 13.5%, to $36.9 million. This increase is primarily seen in incurred losses for commercial multi-peril, dwelling and property mono-line, and personal auto; offset by decreases in the commercial auto and general liability incurred losses. The loss ratio increased by 3.6 percentage points, to 50.5% during the nine months ended September 30, 2009, primarily due to an unfavorable loss experience in the commercial multi-peril, dwelling and property mono-line, and personal auto insurance.
Underwriting and Other Expenses
Underwriting and other operating expenses for the nine months ended September 30, 2009 increased by $2.1 million, or 5.5%, to $40.5 million. This increase is primarily due to an increase in net commissions due to the effect of (a) the direct commissions paid presented a decrease of $1.6 million due to the lower volume of premiums written

(b) the reinsurance commissions received decreased by $2.7 million due to the lower cessions in the commercial and personal lines quota share contracts. Also, the net change of deferred acquisition costs increased by $0.9 million. The operating expense ratio increased by 0.1 percentage points during the same period, to 55.5% in 2009.
Liquidity and Capital Resources
Cash Flows
A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended
	September 30,
(Dollar amounts in millions)	2009	2008

Sources of cash:
Net proceeds from short-term borrowings	$—	31.8
Proceeds from policyholder deposits	3.7	7.1
Cash provided by operating activities	66.7	—
Other	—	18.1

Total sources of cash	70.4	57.0

Uses of cash:
Cash used in operating activities	—	(19.9)
Net purchases of investment securities	(6.8)	(214.7)
Capital expenditures	(14.7)	(12.1)
Repurchase and retirement of common stock	(22.0)	—
Payments of long-term borrowings	(1.2)	(1.2)
Surrenders of policyholder deposits	(4.9)	(5.8)
Other	(12.2)	—

Total uses of cash	(61.8)	(253.7)

Net increase (decrease) in cash and cash equivalents	$8.6	(196.7)

Cash flows from operating activities increased by $86.6 million for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, principally due to the effect of increase in premiums collections by $207.3 million, offset in part by increases claims paid and cash paid to suppliers and employees amounting of $89.4 million and $32.0 million, respectively. The increase in premiums collected is the result of a higher member months enrollment, mainly in the Medicare and Commercial businesses, particularly after the acquisition by TSS of LCA’s membership. Also, the amount of premiums collected last year would have been higher when considering the $22.8 million of managed care premiums collected in December 2007 but corresponding to January 2008. The fluctuation in claims paid is primarily the result of the higher volume and increased utilization trends in our managed care segment, particularly in the Medicare and Commercial businesses.
Net acquisition of investment securities decreased by $207.6 million during the nine months ended September 30, 2009, principally as the result the effect of purchases of investments with trade date in December 2007 and a settlement date in January 2008, amounting to $117.5 million and cash used in financing activities.
The decrease in the other sources (uses) of cash of $30.3 million is attributed to changes in the amount of outstanding checks over bank balances in the 2009 period.
In 2008 the proceeds from short-term borrowings exceeded payments of short-term borrowings by $31.8 million. Short-term borrowings are used to address timing differences between cash receipts and disbursements from operations as well as to take advantage of some investment opportunities.
Capital expenditures increased by $2.6 million as a result of the capitalization of costs related to the new systems initiative in our managed care segment.
The net proceeds from policyholder deposits decreased by $3.4 million during the nine months ended September 30, 2009 primarily due to the lower deposits received during the period.

On December 8, 2008 we announced the immediate commencement of a $40.0 million share repurchase program. We paid approximately $22.0 million under the stock repurchase program during the nine months ended September 30, 2009.
Financing and Financing Capacity
We have several short-term facilities available to address timing differences between cash receipts and disbursements. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of September 30, 2009, we had $70.0 million of available credit under these facilities. There were no outstanding short-term borrowings under these facilities as of September 30, 2009.
As of September 30, 2009, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).

•	On September 30, 2004, we issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes).
The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain covenants. At September 30, 2009, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
In addition, we are a party to a secured term loan with a commercial bank, FirstBank Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million. As of September 30, 2009, this secured loan had an outstanding balance of $23.1 million and average annual interest rate of 1.77%.
This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain non-financial covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of September 30, 2009 we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loan’s outstanding balance.
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
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that as of September 30, 2009, which is the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective.
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
As of September 30, 2009 we have implemented additional control procedures necessary to remediate this material weakness. In particular we have implemented the following control procedures:
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

September 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information

Item 1.	Legal Proceedings
For a description of legal proceedings, see note 14 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
For a description of risk factors, see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, as updated in Item 1A of Part II of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table presents information related to our repurchases of common stock for the period indicated:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet Be
	Total Number	Average Price	Publicly	Purchased
	of Shares	Paid per	Announced	Under the
(Dollar amounts in millions, except per share data)	Purchased	Share	Programs[1]	Programs
July 1, 2009 to July 31, 2009	—	—	—	$3.9
August 1, 2009 to August 31, 2009	—	—	—	3.9
September 1, 2009 to September 30, 2009	—	—	—	3.9

[1]	In October 2008, the Board of Directors authorized a $40.0 million share repurchase program, which commenced on December 8, 2008.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submissions of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibits	Description
10.1	Blue Cross License Agreement by and between Blue Cross Blue Shield Association and the Company, including revisions, if any, adopted by the Member Plans through the March 19, 2009 meeting (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K dated July 1, 2009 (File No. 001-33865)).

10.2	Blue Cross Controlled Affiliate License Agreement by and among Blue Cross Blue Shield Association, Triple-S Salud, Inc. and the Company, including revisions, if any, adopted by the Member Plans through the March 19, 2009 meeting (incorporated herein by reference to Exhibit 10.2 to TSM’s Current Report on Form 8-K dated July 1, 2009 (File No. 001-33865)).

10.3	Extension to the agreement between the Puerto Rico Health Insurance Administration and Triple-S Salud, Inc. for the provision of health insurance coverage to eligible population in the North and South-West regions (incorporated herein by reference to Exhibit 10.3 to TSM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 001-33865)).

10.4*	Extension to the agreement between the Puerto Rico Health Insurance Administration and Triple-S Salud, Inc. for the provision of the wraparound coverage for the Government health insurance dual-eligible population.

11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended September 30, 2009 and 2008 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.
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

Triple-S Management Corporation Registrant
Date: November 3, 2009	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and Chief Executive Officer

Date: November 3, 2009	By:	/s/ Juan J. Román
Juan J. Román, CPA
Vice President of Finance and Chief Financial Officer