Form 10-K
period 2009-12-31
TRIPLE-S MANAGEMENT CORP
filed 2010-03-05
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER 001-33865
Triple-S Management Corporation

Puerto Rico (STATE OF INCORPORATION)	66-0555678 (I.R.S. ID)
1441 F.D. Roosevelt Avenue, San Juan, PR 00920
(787) 749-4949
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class B common stock, $1.00 par value	Name of each exchange on which registered New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: Class A common stock, $1.00 par value
     Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all Directors and executive officers of the registrant are “affiliates”) as of June 30, 2009 was approximately $317,428,972 for the Class B common stock (the only one that trade in a public market) and $9,042,809 for the Class A common stock (value at par value of $1.00 since it is not a publicly traded stock).
     As of February 23, 2010, the registrant had 9,042,809 of its Class A common stock outstanding and 20,110,391 of its Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held April 23, 2010 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Triple-S Management Corporation
FORM 10-K
For The Fiscal Year Ended December 31, 2009

Part I
Item 1. Business
General Description of Business and Recent Developments
     Triple-S Management Corporation (“Triple-S”, “TSM”, the “Company”, the “Corporation”, “we”, “us” or “our”) is the largest managed care company in Puerto Rico, serving approximately 1.3 million members across all regions, and holds a leading market position covering approximately 34% of the population. We have the exclusive right to use the Blue Cross and Blue Shield (“BCBS”) names and marks throughout Puerto Rico and U.S. Virgin Islands and 50 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the commercial, Medicare and the government of Puerto Rico Health Insurance Plan (similar to Medicaid) (the “Reform”) markets.
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
     Substantially all premiums generated by our insurance subsidiaries are from customers within Puerto Rico. In addition, all of our long-lived assets, other than financial instruments, including the deferred policy acquisition costs and value of business acquired and the deferred tax assets, are located within Puerto Rico.
     On July 1, 2009, the Corporation and Triple-S Salud, Inc. (“TSS”), our managed care subsidiary, obtained the licensing rights to the Blue Cross brand in Puerto Rico and the BCBS brands in the U.S. Virgin Islands from the Blue Cross and Blue Shield Association (“BCBSA”) pursuant to license agreements with BCBSA. According to the license agreements, the Corporation and TSS acquired the right to sell, market and administer health care plans and related services under the brands in Puerto Rico and the U.S. Virgin Islands. The license agreements became effective upon the closing of the acquisition by TSS of certain managed care assets of La Cruz Azul de Puerto Rico, Inc. (“LCA”) in Puerto Rico and the U.S. Virgin Islands on such date.
     On December 8, 2008, we announced the conversion of seven million issued and outstanding Class A shares into Class B shares effective immediately, in conjunction with the expiration of the lockup agreements signed by holders of Class A shares at the time of the Company’s initial public offering. We also announced the immediate commencement of our $40 million share repurchase program, authorized by the Board of Directors in late October 2008. Our share repurchase program was completed on December 1, 2009 and conducted in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.
     In this Annual Report on Form 10-K, references to “shares” or “common stock” refer collectively to our Class A and Class B common stock, unless the context indicates otherwise. All share and per share amounts in this Annual Report on Form 10-K have been restated to reflect the 3,000-for-one common stock split effected by us on May 1, 2007.
Industry Overview
Managed Care
     In response to an increasing focus on health care costs by employers, the government and consumers, there has been a growth in alternatives to traditional indemnity health insurance, such as Health Maintenance Organizations (“HMOs”) and Preferred Provider Organizations (“PPOs”). Through the introduction of these alternatives the managed care industry attempted to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care to plan members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of certain outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system.

In addition, providers may have incentives to achieve certain quality measures or may share medical cost risk. Members generally pay co-payments, coinsurance and deductibles when enrollees receive services. While the distinctions between the various types of plans have lessened over recent years, PPO products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization. An HMO plan may also require members to select one of the network primary care physicians to coordinate their care and approve any specialist or other services. The government of the United States of America (the “U.S. government” or “federal government”) provides hospital and medical insurance benefits to eligible people aged 65 and over as well as certain other qualified persons through the Medicare program, including the Medicare Advantage program. The federal government also offers prescription drug benefits to Medicare eligibles, both as part of the Medicare Advantage program and on a stand-alone basis, pursuant to Medicare Part D (also referred to as “PDP stand-alone product” or “PDP”). In addition, the government of the Commonwealth of Puerto Rico (the “government of Puerto Rico”) provides managed care coverage to the medically indigent population of Puerto Rico, as defined by law, through the Reform program.
     Recently we have noticed, economic factors and greater consumer awareness have resulted in (a) the increasing popularity of products that offer larger more extensive networks, more member choice related to coverage, physicians and hospitals, greater access to preventive care and wellness programs, and a desire for greater flexibility for customers to assume larger deductibles and co-payments in return for lower premiums and/or (b) products with lower benefits and a narrower network in exchange for lower premiums. We believe we are well positioned to respond to these market preferences due to the breadth and flexibility of our product offering and size of our provider networks.
     The BCBSA had 39 independent licensees as of December 31, 2009. We are licensed by BCBSA to use the “Blue Cross Blue Shield” name and mark in Puerto Rico and U.S. Virgin Islands. The number of members enrolled in BCBS plans has been steadily increasing, from 65.2 million in 1994 to 99.4 million at December 31, 2009, which represents 32.2% of the U.S. population. The BCBS plans work cooperatively in a number of ways that create significant market advantages, especially when competing for very large, multi-state employer groups. For example, all BCBS plans participate in the BlueCard program, which effectively creates a national “Blue” network. Each plan is able to take advantage of other BCBS plans’ broad provider networks and negotiated provider reimbursement rates where a member covered by a policy in one state or territory lives or travels outside such state or territory in which the policy under which he or she is covered is written. The BlueCard program is a source of revenue for TSS from services provided in Puerto Rico to individuals who are customers of other BCBS plans and also provides us a significant network in the U.S, creating a significant competitive advantage for us because Puerto Ricans frequently travel to the continental United States.
Life Insurance
     Total annual premiums in Puerto Rico in 2008 for the life insurance market approximated $877 million. The main products in the market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities. The main distribution channels are independent agents. In recent years banks have established general agencies to cross sell many life insurance products, such as term life and credit life.
Property and Casualty Insurance Segment
     The total property and casualty market in Puerto Rico in terms of gross premiums written for 2008 was approximately $2.0 billion. Property and casualty insurance companies compete for the same accounts through aggressive pricing, more favorable policy terms and better quality of services. The main lines of business in Puerto Rico are personal and commercial auto, commercial multi peril, fire and allied lines and other general liabilities. Approximately 69% of the market is written by the top six companies in terms of market share, and approximately 88% of the market is written by companies incorporated under the laws of, and which operate principally in Puerto Rico.
     The Puerto Rican property and casualty insurance market is highly dependent on reinsurance and some local carriers have diversified their operations outside Puerto Rico.
Puerto Rico’s Economy
     Puerto Rico’s economy experienced a considerable transformation during the past sixty-five years, passing from an agriculture economy to an industrial one. Virtually every sector in the economy participated in this expansion. Factors contributing to this expansion include government-sponsored economic developments programs, increases in the level of federal transfer payments, and the relatively low cost of borrowing. In some years, these factors were aided by a significant rise in the construction investment driven by infrastructure projects, private investment, primarily in housing, and relatively low oil prices. Nevertheless, the significant oil price increases during the past four years, the continuous contraction of the manufacturing sector, and budgetary pressures on government finances have triggered a general contraction in the economy. Puerto Rico’s economy is currently in a recession that began in the fourth quarter of fiscal year 2006, during which the real gross national product grew by only 0.5%. For fiscal years 2007 and 2008, the real gross national product contracted by 1.2% and 2.8%, respectively. For fiscal year 2009, the real gross national product also contracted by 3.7%, which is 1.1% less than the Puerto Rico Planning Board’s (the “Planning Board”) projected reduction of 4.8% published in August 2009. In August 2009, the Planning Board made an upward revision of its gross national product forecast for fiscal year 2010 by projecting an increase of 0.7%, after considering the impact of U.S. and local economic stimulus measures. The Planning Board, however, has stated that it is currently working on a revised fiscal year 2010 gross national product forecast that would take into account the preliminary results for fiscal year 2009, the delay in the disbursement of economic stimulus funds and other economic factors that may require downward revision of its projections and may show a continued reduction in gross national product during fiscal year 2010.
     Personal income, both aggregate and per capita, has increased consistently each fiscal year from 1947 to 2009. In fiscal year 2009, aggregate personal income was $58.9 billion and personal income per capita was $14,905. Average total employment decreased from 1,218,000 in fiscal year 2008 to 1,168,000 for fiscal year 2009. The average unemployment rate increased from 11.0% in fiscal year 2008 to 13.4% in fiscal 2009. The average unemployment rate for the first five months of fiscal year 2010 is 15.6%.
     The economy of Puerto Rico is closely linked to that of the continental United States, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies and results of the U. S. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years economic growth in Puerto Rico has lagged behind growth in the United States.
     The dominant sectors of the Puerto Rico economy in terms of production and income are manufacturing and services. The manufacturing sector has undergone fundamental changes over the years as a result of increased emphasis on higher wage, high technology industries, such as pharmaceuticals, biotechnology, computers, microprocessors, professional and scientific instruments, and certain high technology machinery and equipment. The services sector, which includes finance, insurance, real estate, wholesale and retail trade, transportation, communications and public utilities, and other services, plays a major role in the economy. It ranks second to manufacturing in contribution to the gross domestic product and leads all sectors in providing employment.
     On March 12, 2009, the government of Puerto Rico approved various temporary revenue raising measures, including a modification to the alternative minimum tax on corporations that limits deductions for expenses incurred outside Puerto Rico and a 5% surcharge on corporations, including insurance companies. These modifications and additional taxes will apply for tax years beginning after December 31, 2008 and before January 1, 2012.
     Future growth in the Puerto Rico economy will depend on several factors including the condition of the United States economy, the relative stability in the price of oil imports, the exchange value of the United States dollar, the level of interest rates and changes to existing tax incentive legislation. The major factors affecting the economy at this point are, among others, the high oil prices, the slowdown of economic activity in the U.S., and the continuing economic uncertainty generated by the fiscal crisis affecting the government of Puerto Rico and by the government’s Fiscal Stabilization Plan. See ‘‘Item 1A. Risk Factors—Risks Related to Our Business—The geographic concentration of our business in Puerto Rico may subject us to economic downturns in the region.’’
Products and Services
     Managed Care
     Through our subsidiary TSS, we offer a broad range of managed care products, including HMOs, PPOs, Medicare Supplement, Medicare Advantage and Medicare Part D. Managed care products represented 89.8%, 89.2% and 87.7% of our consolidated premiums earned, net for the years ended December 31, 2009, 2008 and 2007. We design our products to meet the needs and objectives of a wide range of customers, including employers, individuals and government entities. Our customers either contract with us to assume underwriting risk or they self-

fund underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services. Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members’ access to providers is subject to referral or preauthorization requirements.
     Managed care generally refers to a method of integrating the financing and delivery of health care within a system that manages the cost, accessibility and quality of care. Managed care products can be further differentiated by the types of provider networks offered, the ability to use providers outside such networks and the scope of the medical management and quality assurance programs. Our members receive medical care from our networks of providers in exchange for premiums paid by the individuals or their employers, a government entity in case of the Medicare Advantage or Reform plan and, in some instances, a cost-sharing payment between the employer and the member. We reimburse network providers according to pre-established fee arrangements and other contractual agreements.
     We currently offer the following managed care plans:
     Health Maintenance Organization (“HMO”). We offer HMO plans that provide members with health care coverage for a fixed monthly premium in addition to applicable member co-payments. Health care services can include emergency care, inpatient hospital and physician care, outpatient medical services and supplemental services, such as dental, vision, behavioral and prescription drugs, among others. Members must select a primary care physician within the network to provide and assist in managing care, including referrals to specialists.
     Preferred Provider Organization (“PPO”). We offer PPO managed care plans that provide our members and their dependent family members with health care coverage in exchange for a fixed monthly premium. In addition, we provide our PPO members with access to a larger network of providers than our HMO. In contrast to our HMO product, we do not require our PPO members to select a primary care physician or to obtain a referral to utilize in-network specialists. We also provide coverage for PPO members who access providers outside of the network. Out-of-network benefits are generally subject to a higher deductible and coinsurance. We also offer national in-network coverage to our PPO members through the BlueCard program.
     BlueCard. For our members who purchase our PPO and selected members under ASO arrangements, we offer the BlueCard program. The BlueCard program offers these members in-network benefits through the networks of the other BCBS plans in the United States and certain U.S. territories. In addition, the BlueCard worldwide program provides our PPO members with coverage for medical assistance worldwide. We believe that the national and international coverage provided through this program allows us to compete effectively with large national insurers.
     Medicare Supplement. We offer Medicare Supplement products, which provide supplemental coverage for many of the medical expenses that the Medicare Parts A and B programs does not cover, such as deductibles, coinsurance and specified losses that exceed this program’s maximum benefits.
     Prescription Drug Benefit Plans. Every Medicare beneficiary must be given the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government. We are required to offer a Medicare Part D prescription drug plan to our enrollees in every area in which we operate. We offer prescription drug benefits under Medicare Part D in our Medicare Advantage plans as well as on a stand-alone basis. We also offer a Drug Discount Card for local government employees and individuals. The Drug Discount Card program is not insurance, but rather provides access to discounts from contracted pharmacies. As of December 31, 2009, we had enrolled approximately 26,100 members in the Drug Discount Card program. We plan to continue extending the program to members in group plans without drug coverage during 2010.
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

Life Insurance
     We offer a wide variety of life, accident, disability and health and annuity products in Puerto Rico through our subsidiary Triple-S Vida, Inc. (“TSV”). Life insurance premiums represented 5.3%, 5.5% and 6.0% of our consolidated premiums earned, net for the years ended December 31, 2009, 2008 and 2007. TSV markets in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer and dreaded diseases (“Cancer” line of business), and pre-need life products are marketed through independent agents. TSV is the leader distributor of life products in Puerto Rico. We are the principal home service company in Puerto Rico and offer guaranteed issue, funeral and cancer policies to the lower and middle income market segments directly to people in their homes. We also market our group life and disability coverages through our managed care subsidiary’s network of exclusive agents. During the year ended December 31, 2009, we generated our premiums in the life insurance segment primarily from the following lines of business:

Percentage of Total
Segment Revenues for
the Year Ended
Line of Business	December 31, 2009
Home service	57%
Ordinary life	18
Cancer	15
Other	10
Property and Casualty Insurance
     We offer a wide range of property and casualty insurance products through our subsidiary Triple-S Propiedad, Inc. (“TSP”). Property and casualty insurance premiums represented 5.1%, 5.5% and 6.5% of our consolidated premiums earned, net for the years ended December 31, 2009, 2008 and 2007. Our predominant lines of business are commercial multi-peril, commercial property mono-line, auto physical damage, auto liability and dwelling policies. The segment’s commercial lines target small to medium size accounts. We generate a majority of our dwelling business through our strong relationships with financial institutions. During the year ended December 31, 2009, we generated our premiums in the property and casualty insurance segment primarily from the following lines of business:

Percentage of Total
Segment Revenues for
the Year Ended
Line of Business	December 31, 2009
Commercial multi-peril	46%
Auto	21
Dwelling and commercial property mono-line	18
Other	15
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
     We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe. Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound. Practically all our reinsurers have an A.M. Best rating of ‘‘A-’’ or better, or an equivalent rating from other rating agencies. During the year ended December 31, 2009, 41.3% of the premiums written in the property and casualty insurance segment were ceded to reinsurers. Although these reinsurance arrangements do not relieve us of our direct obligations to our insureds, we believe that the risk of our reinsurers not paying balances due to us is low.
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
Branding and Marketing
     Our branding and marketing efforts include “brand advertising”, which focuses on the Triple-S name and the Blue Cross and Blue Shield mark, “acquisition marketing”, which focuses on attracting new customers, and “institutional advertising”, which focuses on our overall corporate image. We believe that the strongest element of our brand identity is the “Triple-S” name. We seek to leverage what we believe to be the high name recognition and comfort level that many existing and potential customers associate with this brand. Acquisition marketing consists of business-to-business marketing efforts which are used to generate leads for brokers and our sales force as well as direct-to-consumer marketing which is used to add new customers to our direct pay businesses. Institutional advertising is used to promote key corporate interests and overall company image. We believe these efforts support and further our competitive brand advantage. We will continue to utilize the Triple-S name and the Blue Cross and Blue Shield mark for all managed care products and services in Puerto Rico and U.S. Virgin Islands.
Sales and Marketing
     We employ a wide variety of sales and marketing activities. Such activities are closely regulated by the Centers for Medicare and Medicaid Services (CMS) and Administration for Health Insurance of the Commonwealth of Puerto Rico (“ASES”, for its Spanish acronym). For example, our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and they often impose other regulatory restrictions on our marketing activities.
Distribution
     Managed Care Segment. We rely principally on our internal sales force and a network of independent brokers and agents to market our products. Individual policies and Medicare Advantage products are sold entirely through independent agents who exclusively sell our individual products, and group products are sold through our 50 person internal sales force as well as our approximately 760 independent brokers and agents. We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned. In the Reform sector, the government of Puerto Rico qualifies individuals as eligible, as defined by law, to participate in the Reform; eligible individuals may enroll in the program at our branch offices.
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
     Life Insurance Segment. In our life insurance segment, we offer our insurance products through our own network of both company-employed and independent agents, as well as group life and disability insurance coverage through our managed care network of agents. We place a majority of our premiums (57% and 58% during the years ended December 31, 2009 and 2008, respectively) through direct selling to customers in their homes. TSV employs over 560 full-time active agents and managers and utilized approximately 600 independent agents and brokers. On individual policies we advance first year commissions at issue of policies and on group policies, we pay commissions on a monthly basis based on premiums received. In addition, TSV has over 200 agents that are licensed to sell certain of our managed care products.
     Property and Casualty Insurance Segment. In our property and casualty insurance segment, business is exclusively subscribed through approximately 20 general agencies, including our insurance agency, Triple-S Insurance Agency, Inc. (“TSIA”), where business is placed by independent insurance agents and brokers. TSIA placed approximately 47% of our property and casualty insurance subsidiary, TSP, total premium volume during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, TSIA placed approximately 45% and 52% of our subsidiary’s total premium volume, respectively. The general agencies contracted by our property and casualty insurance subsidiary remit premiums net of their respective commission.

Customers
Managed Care
     We offer our products in the managed care segment to three distinct market sectors in Puerto Rico. The following table sets forth enrollment information with respect to each sector at December 31, 2009:

	Enrollment at	Percentage of
Market Sector	December 31, 2009	Total Enrollment
Commercial	737,286	54.7%
Reform	540,142	40.1
Medicare Advantage	69,608	5.2

Total	1,347,003	100.0%

Commercial Sector
     The commercial accounts sector includes corporate accounts, federal government employees, individual accounts, local government employees, and Medicare Supplement.
     Corporate Accounts. Corporate accounts consist of small (2 to 50 employees) and large employers (over 50 employees). Employer groups may choose various funding options ranging from fully-insured to self-funded financial arrangements or a combination of both. While self-funded clients participate in our managed care networks, the clients bear the claims risk, except to the extent that such self-funded clients maintain stop loss coverage.
     Federal Government Employees. For more than 40 years, we have maintained our leadership in providing our of managed care services to federal government employees in Puerto Rico. We provide our services to federal employees in Puerto Rico under the Federal Employees Health Benefits Program pursuant to a direct contract with the United States Office of Personnel Management (“OPM”). We are one of two companies in Puerto Rico that has such a contract with OPM. Every year, OPM allows other insurance companies to compete for this business, provided such companies comply with the applicable requirements for service providers. This contract is subject to termination in the event of noncompliance not corrected to the satisfaction of OPM.
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
     Medicare Supplement. We offer Medicare Supplement products, which provide supplemental coverage for many of the medical expenses that the Medicare Parts A and B programs do not cover, such as deductibles, coinsurance and specified losses that exceed the Federal program’s maximum benefits.
Reform Sector
     In 1994, the government of Puerto Rico privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population. The government divided Puerto Rico into eight geographical areas. Each of the eight geographical areas is awarded to a managed care company doing business in Puerto Rico through a competitive bid process. As of December 31, 2009, the Reform provided healthcare coverage to over 1.5 million people. Mental health and drug abuse benefits are currently offered to Reform beneficiaries by behavioral healthcare companies and are therefore not part of the benefits covered by us.

     The Reform program is similar to the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state. The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.
     The government of Puerto Rico has adopted several measures to control the increase of Reform expenditures, which represented approximately 5.4% of total government expenditures during its fiscal year ended June 30, 2009, including closer and continuous scrutiny of participants’ (members’) eligibility, decreasing the number of areas in order to take advantage of economies of scale and establishing disease management programs. In addition, the government of Puerto Rico began a pilot project in 2003 within one of the eight geographical areas under which it contracted services on an ASO basis with an Independent Practice Associations (“IPA”), instead of contracting on a fully insured basis. On October 31, 2006 the government decided to also change the contracting agreement for the Metro-North region, from a fully-insured agreement to ASO. We currently serve two regions out of the seven regions the government of Puerto Rico has under the fully-insured model; however, there can be no assurance that the government will not implement ASO programs in these regions in the future. If a similar ASO plan is adopted in any areas served by us during the contract period, we would not generate premiums in the Reform. In that event, it is possible, but not certain that we may still be able to collect administrative service fees should the area is awarded to us on an ASO basis. On the other hand, the government has expressed its intention to evaluate different alternatives of providing health services to Reform beneficiaries.
     The government of Puerto Rico has also implemented a plan to allow dual-eligibles enrolled in the Reform to move from the Reform program to a Medicare Advantage plan under which the government, rather than the insured, will assume all of the premiums for additional benefits not included in Medicare Advantage programs, such as the deductibles and co-payments of prescription drug benefits.
     We provide managed care services to Reform members in the North and Southwest regions on a fully-insured basis and in the Metro-North region on an ASO basis. We have participated in the Reform program since 1995. The premium rates for each Reform contract are negotiated annually. If the contract renewal process is not completed by a contract’s expiration date, the contract may be extended by the government, upon acceptance by us, for any subsequent period of time if deemed to be in the best interests of the beneficiaries and the government. The terms of a contract, including premiums, can be renegotiated if the term of the contract is extended. Each contract is subject to termination in the event of non-compliance by the insurance company not corrected or cured to the satisfaction of the government entity overseeing the Reform, or in the event that the government determines that there is an insufficiency of funds to finance the Reform. For additional information please see “Item 1A. Risk Factors – Risks Related to Our Business — We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”
Medicare Advantage Sector
     Medicare is a federal program administered by CMS that provides a variety of hospital and medical insurance benefits to eligible persons aged 65 and over as well as to certain other qualified persons. Medicare, with the approval of the Medicare Modernization Act, started promoting a managed care organizations (“MCO”) sponsored Medicare product that offers benefits similar or better than the traditional Medicare product, but where the risk is assumed by the MCOs. This program is called Medicare Advantage. We entered into the Medicare Advantage market in 2005 and have contracts with CMS to provide extended Medicare coverage to Medicare beneficiaries under our Medicare Optimo, Medicare Selecto and Medicare Platino policies. Under these annual contracts, CMS pays us a set premium rate based on membership that is risk adjusted for health status. Depending on the total benefits offered, for certain of our Medicare Advantage products the member will also be required to pay a premium.
     Medicare also provides a prescription drug program (“Medicare Part D”). Medicare beneficiaries are given the opportunity to select a Medicare Part D prescription drug plan provided by MCOs or other Part D sponsors. The Medicare Advantage policies we offer also include Medicare Part D coverage to our members throughout our service area. Beginning in 2006, we also stand-alone Medicare Part D prescription drug benefits known as FarmaMed.

Life Insurance
     Our life and health insurance customers consist primarily of individuals, who hold approximately 360,000 policies, and we insure approximately 1,300 groups.
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
Underwriting and Pricing
Managed Care
     We strive to maintain our market leadership by trying to provide all of our managed care members with the best health care coverage at reasonable cost. Disciplined underwriting and appropriate pricing are core strengths of our business and we believe are an important competitive advantage. We continually review our underwriting and pricing guidelines on a product-by-product and customer group-by-group basis in order to maintain competitive rates in terms of both price and scope of benefits. Pricing is based on the overall risk level and the estimated administrative expenses attributable to the particular segment.
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
     We have been able to maintain relatively high retention rates in the corporate accounts sector of our managed care business and since 2003 have maintained our overall market share. The retention rate in our corporate accounts, which is the percentage of existing business retained in the renewal process, has been over 95% in each of the last four years.
     In our managed care segment, the rates are set prospectively, meaning that a fixed premium rate is determined at the beginning of each contract year and revised at renewal. We renegotiate the premiums of different groups in the corporate accounts subsector as their existing annual contracts become due. We set rates for individual contracts based on the most recent semi-annual community rating. We consider the actual claims trend of each group when determining the premium rates for the following contract year. Rates in the Reform and Medicare sectors and for federal and local government employees are generally set on an annual basis through negotiations with the U.S. Federal and Puerto Rico governments, as applicable.
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
Property and Casualty Insurance
     The property and casualty insurance sector is experiencing soft market conditions in Puerto Rico, principally as a result of the deregulation of commercial property rates since 2001. Lower reinsurance costs have also contributed to soft market conditions. Notwithstanding these conditions, our property and casualty segment has maintained its leadership position in the property insurance sector by following prudent underwriting and pricing practices.
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
Quality Initiatives and Medical Management
     We utilize a broad range of focused traditional cost containment and advanced care management processes across various product lines. We continue to enhance our management strategies, which seek to control claims costs while striving to fulfill the needs of highly informed and demanding managed care consumers. One of these strategies is the reinforcement of population and case management programs, which empower consumers by educating them and engaging them in actively maintaining or improving their own health. Early identification of patients and inter-program referrals are the focus of these programs, which allow us to provide integrated service to our customers based on their specific conditions. The population management programs include programs which target asthma, congestive heart failure, hypertension, diabetes, and a prenatal program which focuses on preventing prenatal complications and promoting adequate nutrition. A medication therapy management program aimed at plan members who are identified as having a potential for high drug usage was also developed. In addition, we have had a contract with McKesson Health Solutions (“McKesson”) since 1998 pursuant to which they provide to us a 24-hour telephone-based triage program and health information services. McKesson also provides utilization management services for the Reform and Medicare sectors. We intend to expand to the Commercial sector the programs not currently offered in that sector. Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as an employee assistance program and the promotion of evidence-based protocols and patient safety programs among our providers. We also employ registered nurses and social workers to manage individual cases and coordinate healthcare services. We have implemented a hospital concurrent review program, the goal of which is to monitor the appropriateness of high admission rate diagnoses and unnecessary stays. These services and programs include pre-certification and concurrent review hospital discharge services for acute patients, as well as early referral of potential candidates for the population and case management programs.
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
     We have designed a comprehensive Quality Improvement Program (“QIP”). This program is designed with a strong emphasis on continuous improvement of clinical and service indicators, such as Health Employment Data Information Set (“HEDIS”) and Consumer Assessment of Healthcare Providers and Systems (“CAHPS”) measures. Our QIP also includes a Physician Incentive Program (“PIP”) and a Hospital Quality Incentive Program (“HQIP”), which are directed to support corporate quality initiatives, utilizing clinical and benchmark criteria developed by governmental agencies and professional organizations. The PIP encourages the participation of members on chronic care improvement programs and the achievement of specific clinical outcomes. The HQIP, a pilot of which began in 2008, encourages participating hospitals to achieve the national benchmarks related to the fives core measures established by CMS and the Joint Commission.
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
     In addition, we selected Quality Care Solutions, Inc. (QCSI) to assess and implement a new core business application for our managed care segment. QCSI was subsequently acquired by The Trizetto Compnay. In the second quarter of 2010, we expect that our Managed Care segment will begin transitioning to our new electronic data processing system. This transition will continue into 2011, when we expect to complete the full migration, at a total cost of approximately $64.0 million.
     This new core business application is intended to provide functionality and flexibility to allow us to offer new services and products and facilitate the integration of future acquisitions. It also designed to improve customer service, enhance claims processing and contain operational expenses.
Provider Arrangements
     Approximately 97% of member services are provided through one of our contracted provider networks and the remaining percentage of member services are provided by out-of-network providers. Our relationships with managed care providers, physicians, hospitals, other facilities and ancillary managed care providers are guided by standards established by applicable regulatory authorities for network development, reimbursement and contract methodologies. As of December 31, 2009, we had provider contracts with 5,185 primary care physicians, 3,615 specialists and 64 hospitals.
     We contract with our managed care providers in different forms, including capitation-based reimbursement. For certain ancillary services, such as behavioral health services, and primary services in the Reform business and Medicare Optimo product, we generally enter into capitation arrangements with entities that offer broad based services through their own contracts with providers. We attempt to provide market-based reimbursement along industry standards. We seek to ensure that providers in our networks are paid in a timely manner, and we provide means and procedures for claims adjustments and dispute resolution. We also provide a dedicated service center for our providers. We seek to maintain broad provider networks to ensure member choice while implementing effective management programs designed to improve the quality of care received by our members.
     We promote the use of electronic claims billing to our providers. Approximately 90% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or the rate at which a claim is approved for payment after the first time it is processed by our system without human intervention, for physician claims has averaged 84% and 87% in 2009 and 2008, respectively.
     We believe that physicians and other providers primarily consider member volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities along with the “non-hassle” factor or reduction of non-value added administrative tasks when deciding whether to contract with a managed care plan. As a result of our established position in the Puerto Rican market, the strength of the Triple-S name and our association with the BCBSA, we believe we have strong relationships with hospital and provider networks leading to a strong competitive position in terms of hospital count, number of providers and number of in-network specialists.
     Hospitals. We generally contract for hospital services to be paid on an all-inclusive per diem basis, which includes all services necessary during a hospital stay. Negotiated rates vary among hospitals based on the complexity of services provided. We annually evaluate these rates and revise them, if appropriate.
     Physicians. Fee-for-service is our predominant reimbursement methodology for physicians in our PPO products and the referred services by the IPA’s under capitation agreement. Our physician rate schedules applicable to services provided by in-network physicians are pegged to a resource-based relative value system fee schedule and then adjusted for competitive rates in the market. This structure is similar to reimbursement methodologies developed and used by the federal Medicare system and other major payers. Payments to physicians under the Medicare Advantage program are based on Medicare fees. In the Reform and certain products in the Medicare businesses, we contracted with IPA’s in the form of capitation-based reimbursement for certain risks. We have a network of IPAs which provide managed care services to our members in exchange for a capitation fee. The IPA assumes the costs of certain primary care services provided and referred by its primary care physicians (“PCPs”), including procedures and in-patient services not related to risks assumed by us. We retain other risks under these arrangements, such as: neonatal, obstetrical, AIDS, cancer, cardiovascular and dental services, among others.
     Services are provided to our members through our network providers with whom we contract directly. Members seeking medical treatment outside of Puerto Rico are served by providers in these areas through the BlueCard program, which offers access to the provider networks of the other BCBS plans.
     Subcontracting. We subcontract our triage call center, certain utilization management, mental and substance abuse health services, and pharmacy benefits management services through contracts with third parties.

     In addition, we contract with a number of other ancillary service providers, including laboratory service providers, home health agency providers and intermediate and long-term care providers, to provide access to a wide range of services. These providers are normally paid on either a fee schedule or fixed per day or per case basis.
Competition
     The insurance industry in Puerto Rico is highly competitive and is comprised of both local and national entities. The approval of the Gramm-Leach-Bliley Act of 1999, which applies to financial institutions in the United States, including those domiciled in Puerto Rico, has opened the insurance market to new competition by allowing financial institutions such as banks to enter into the insurance business. Several banks in Puerto Rico have established subsidiaries that operate as insurance agencies, brokers and reinsurers.
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
     We believe that our competitive strengths, including our leading presence in Puerto Rico, our Blue Cross Blue Shield license, the size and quality of our provider network, the broad range of our product offerings, our strong complementary businesses and our experienced management team, position us well to satisfy these competitive requirements.
     Competitors in the managed care segment include national and local managed care plans. We currently have approximately 1.3 million members enrolled in our managed care segment at December 31, 2009, representing approximately 34% of the population of Puerto Rico. Our market share in terms of premiums written in Puerto Rico was estimated at approximately 28% for the nine-month period ended September 30, 2009. We offer a variety of managed care products, and are the leader by market share in almost every sector, as measured by the share of premiums written. Our main competitors are Medical Card Systems Inc., Aveta Inc. (or MMM Healthcare), and Humana Inc.
Life Insurance
     We are one of the leading providers of life insurance products in Puerto Rico. In 2008, we were the largest life insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 12%. In the life insurance segment we are the only life insurance company that distributes our products through home service. However, we face competition in each of our product lines. In the life insurance sector, excluding annuities, we were the largest company with a market share of approximately 17%, and our main competitors are Massachusetts Mutual, Cooperativa de Seguros de Vida de Puerto Rico and AXA Equitable Life. In the cancer sector, we were the third largest company with a market share of approximately 16%, and our main competitors are AFLAC (sector leader) and Trans-Oceanic Life Insurance Company.
Property & Casualty Insurance
     The property and casualty insurance market in Puerto Rico is extremely competitive. In addition, soft market conditions have prevailed in Puerto Rico. In the local market, such conditions mostly affected commercial risks, precluding rate increases and even provoking lower premiums on both renewals and new business. Property and casualty insurance companies tend to compete for the same accounts through more favorable price and/or policy terms and better quality of services. We compete by reasonably pricing our products and providing efficient services to producers, agents and clients.
     In the nine-month period ended September 30, 2009, we were the fifth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 9%. Our nearest competitor in the property and casualty insurance market in Puerto Rico was Chartis Insurance Company of Puerto Rico (formerly American International Insurance Company of Puerto Rico). The market leaders in the property and casualty insurance market in Puerto Rico were Universal Insurance Group, Cooperativa de Seguros Múltiples de Puerto Rico, and MAPFRE Corporation.

Blue Cross and Blue Shield License
     We have the exclusive right to use the BCBS name and mark for the sale, marketing and administration of managed care plans and related services in Puerto Rico and U.S. Virgin Islands. We believe that the BCBS name and mark are valuable brands of our products and services in the marketplace. The license agreements, which have a perpetual term (but which are subject to termination under circumstances described below), contain certain requirements and restrictions regarding our operations and our use of the BCBS name and mark.
     Upon the occurrence of any event causing the termination of our license agreements, we would cease to have the right to use the BCBS name and mark in Puerto Rico and U.S. Virgin Islands. We also would no longer have access to the BCBSA networks of providers and BlueCard Program. We would expect to lose a significant portion of our membership if we lose these licenses. Loss of these licenses could significantly harm our ability to compete in our markets and could require payment of a significant fee to the BCBSA. Furthermore, if our licenses were terminated, the BCBSA would be free to issue a new license to use the BCBS name and marks in Puerto Rico and U.S. Virgin Islands to another entity, which would have a material adverse affect on our business, financial condition and results of operations. See ‘‘Item 1A. Risk Factors—Risks Related to Our Business – The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial condition and results of operations.’’.
     Events which could result in termination of our license agreements include, but are not limited to:
•	failure to maintain our total adjusted capital at 200% of Health Risk-Based Capital Authorized Control Level, as defined by the National Association of Insurance Commissioners (“NAIC”) Risk Based Capital (“RBC”) Model Act;

•	failure to maintain liquidity of greater than one month of underwritten claims and administrative expenses, as defined by the BCBSA, for two consecutive quarters;

•	failure to satisfy state-mandated statutory net worth requirements;

•	impending financial insolvency; and

•	a change of control not otherwise approved by the BCBSA or a violation of the BCBSA voting and ownership limitations on our capital stock.
     The BCBSA license agreements and membership standards specifically permit a licensee to operate as a for-profit, publicly-traded stock company, subject to certain governance and ownership requirements.
     Pursuant to our license agreements with BCBSA, at least 80% of the revenue that we earn from health care plans and related services in Puerto Rico, and at least 66.7% of the revenue that we earn from (or at least 66.7% of the enrollment for) health care plans and related services both in the United States and in Puerto Rico together, must be sold, marketed, administered, or underwritten through use of the Blue Cross Blue Shield name and mark. This may limit the extent to which we will be able to expand our health care operations, whether through acquisitions of existing managed care providers or otherwise, in areas where a holder of an exclusive right to the Blue Cross Blue Shield name and mark is already present. Currently, the Blue Cross and Blue Shield name and mark is licensed to other entities in all markets in the continental United States, Hawaii, and Alaska.
     Pursuant to the rules and license standards of the BCBSA, we guarantee our subsidiaries’ contractual and financial obligations to their respective customers. In addition, pursuant to the rules and license standards of the BCBSA, we have agreed to indemnify the BCBSA against any claims asserted against it resulting from our contractual and financial obligations.
     Each license requires an annual fee to be paid to the BCBSA. The fee is determined based on a per-contract charge from products using the BCBS name and mark. The annual BCBSA fee for the year 2010 is $1,717,677. During the years ended December 31, 2009 and 2008, we paid fees to the BCBSA in the amount of $1,345,489 and $1,079,172, respectively. The BCBSA is a national trade association of 39 Member Plans, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as to provide certain coordination among the Member Plans. Each Member Plan is an independent legal organization and is not responsible for obligations of other BCBSA Member Plans. With a few limited exceptions, we have no right to market products and services using the BCBS names and marks outside our BCBS licensed territory.
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
Claim Liabilities
     We are required to estimate the ultimate amount of claims which have not been reported, or which have been received but not yet adjudicated, during any accounting period. These estimates, referred to as claim liabilities, are recorded as liabilities on our balance sheet. We estimate claim reserves in accordance with Actuarial Standards of Practice promulgated by the Actuarial Standards Board, the committee of the American Academy of Actuaries that establishes the professional guidelines and standards for actuaries to follow. A degree of judgment is involved in estimating reserves. We make assumptions regarding the propriety of using existing claims data as the basis for projecting future payments. For additional information regarding the calculation of claim liabilities, see ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates— Claim Liabilities.’’

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
     Investment decisions are centrally managed by investment professionals based on the guidelines established by management and approved by our Investment and Financing Committee of the Board of Directors (the “Investment and Financing Committee”). Our internal investment group is comprised of the CFO, a Vice president and Treasurer, an investment analyst, and a treasury operations analyst. The internal investment group uses an external investment consultant and manages our short-term investments, fixed income portfolio and equity securities of Puerto Rican corporations that are classified as available for sale. In addition, we use GE Asset Management and State Street Global Advisor as portfolio managers for our trading securities.
     The Investment and Financing Committee monitors and approves investment policies and procedures. The investment portfolio is managed following those policies and procedures, and any exception must be reported to the Investment and Financing Committee.
     For additional information on our investments, see ‘‘Item 7A. Quantitative and Qualitative Disclosures About Market Risk.’’
Trademarks
     We consider our trademarks of ‘‘Triple-S’’ and ‘‘SSS’’ to be very important and material to all segments in which we are engaged. In addition to these, other trademarks used by our subsidiaries that are considered important have been duly registered with the Department of State of Puerto Rico and the United States Patent and Trademark Office. It is our policy to register all our important and material trademarks in order to protect our rights under applicable corporate and intellectual property laws. In addition, we have the exclusive right to use the ‘‘Blue Cross and Blue Shield’’ name and mark in Puerto Rico. See ‘‘—Blue Cross and Blue Shield License’’.
Regulation
     The operations of our managed care business are subject to comprehensive and detailed regulation in Puerto Rico, as well as U.S. Federal regulation. Supervisory agencies include the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the “Commissioner of Insurance”), the Division of Banking and Insurance of the Office of the Lieutenant Governor of the U.S. Virgin Islands, the Health Department of the Commonwealth of Puerto Rico and ASES, which administers the Reform Program for the Commonwealth of Puerto Rico. Federal regulatory agencies that oversee our operations include CMS, the Office of the Inspector General (“OIG”) of HHS, the Office of Civil Rights of HHS, the U.S. Department of Justice, the U.S. Department of Labor, and the Office of Personnel Management (“OPM”). These government agencies have the right to:
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
     Our operations and accounts are subject to examination and audits at regular intervals by these agencies. In addition, the U.S Federal and local governments continue to consider and enact many legislative and regulatory proposals that have impacted, or would materially impact, various aspects of the health care system. Some of the more significant current issues that may affect our managed care business include:

•	initiatives to provide greater access to coverage for uninsured and under-insured populations without adequate funding to health plans or to be funded through taxes or other negative financial levy on health plans;

•	payments to health plans that are tied to achievement of certain quality performance measures;

•	other efforts or specific legislative changes to the Medicare or Reform programs, including changes in the bidding process or other means of materially reducing premiums;

•	local government regulatory changes;

•	increased government enforcement of or changes in interpretation or application of fraud and abuse laws; and

•	regulations that increase the operational burden on health plans or laws that increase a health plan’s exposure to liabilities, including efforts to expand the tort liability of health plans care;
     Since early 2009, President Obama and various members of Congress have proposed varied legislation designed to reform aspects of the health care and insurance system in the United States. The initial health care reform proposal presented by President Obama attempted to address increasing access to health care coverage, reducing the cost of care, and improving the quality of care rendered. The health care reform plan proposal was to be financed in large part by reduced expenditures for the Medicare program. Consistent with President Obama’s plan proposal, Congress has previously supported financing health care reform by reducing Medicare Advantage funding. Throughout 2009, Congress debated various health reform proposals and held hearings on such proposals. At this time, no health reform proposals have been enacted into law nor does the passage into law of such a proposal appear imminent. Nevertheless, because of the unsettled nature of these proposals, the numerous steps to implement any proposal that may be enacted into law, and the possibility that some amount of the existing reform proposal efforts may be implemented through other means, such as CMS initiatives, that do not require authorizing legislation, we cannot predict the impact, if any, of such proposals on our business provide assurances that if any such proposal were to be enacted whether such proposal would or would not have a material impact on our business in the future.
     The enactment of this proposal could have a material adverse effect on the profitability or marketability of our business, financial condition and results of operations.
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
     In addition, Puerto Rico insurance laws limit insurance companies’ ability to reinsure risk. Insurance companies can only accept reinsurance in respect of the types of insurance which they are authorized to transact directly. Also, except for life and disability insurance, insurance companies cannot accept any reinsurance in respect of any risk resident, located, or to be performed in Puerto Rico which was insured as direct insurance by an insurance company not then authorized to transact such insurance in Puerto Rico. As a result, insurance companies can only reinsure their risks with insurance companies in Puerto Rico authorized to transact the same type of insurance or with a foreign insurance company that has been approved by the Commissioner of Insurance. Insurance companies cannot reinsure 75% or more of their direct risk with respect to any type of insurance without first obtaining the approval of the Commissioner of Insurance.

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
Managed Care Provider Services
     Puerto Rico law requires that managed care providers cover and provide specific services to their subscribers. Such services include access to a provider network that guarantees emergency and specialized services. In addition, the Office of the Solicitor for the Beneficiaries of the Reform is authorized to review and supervise the operations of entities contracted by the Commonwealth of Puerto Rico to provide services under the Reform. The Solicitor may investigate and adjudicate claims filed by beneficiaries of the Reform against the various service providers contracted by the Commonwealth of Puerto Rico. See ‘‘Business—Customers—Medicare Supplement and Reform Sector’’ sections included in this Item for more information.
Capital and Reserve Requirements
     Since 2009, local insurers and health organizations are required by the Insurance Code to submit to the Puerto Rico Commissioner of Insurance RBC reports following the NAIC’s RBC Model Act and accordingly are subject to the relevant measures and actions as required based on their capital levels in relation to the determined risk based capital. In February 2010 entered into effect Insurance Regulation No. 92, which establishes the guidelines to implement RBC requirements. Rule 92 provides for gradual compliance and a transition period of five years, including dividend payment restriction and exemption to comply with requirements.
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
     In addition to its catastrophic reinsurance coverage, TSP is required by local regulatory authorities to establish and maintain a reserve supported by a trust fund (the “Trust”) to protect policyholders against their dual exposure to hurricanes and earthquakes. The funds in the Trust are solely to be used to pay catastrophe losses whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance. Contributions to the Trust, and accordingly additions to the reserve, are determined by a rate (1% in 2009, 2008 and 2007), imposed by the Commissioner of Insurance on the catastrophe premiums written in that year. As of December 31, 2009 and 2008, we had $33.7 million and $31.3 million, respectively, invested in securities deposited in the Trust. The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance and are therefore considered an addition to the reserve. For additional details see note 18 of the audited consolidated financial statements.
Dividend Restrictions
     We are subject to the provisions of the General Corporation Law of Puerto Rico (“PRGCL”), which contains certain restrictions on the declaration and payment of dividends by corporations organized pursuant to the laws of Puerto Rico. These provisions provide that Puerto Rico corporations may only declare dividends charged to their surplus or, in the absence of such surplus, net profits of the fiscal year in which the dividend is declared and/or the preceding fiscal year. The PRGCL also contains provisions regarding the declaration and payment of dividends and directors’ liability for illegal payments.
Guaranty Fund Assessments
     We are required by Puerto Rico law and by the BCBSA guidelines to participate in certain guarantee associations. See ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Contingencies—Guarantee Association’’ for additional information.
Federal Regulation
     Our business is subject to extensive federal law and regulation. New laws, regulations or guidance or changes to existing laws, regulations or guidance or their enforcement, may materially impact our business financial condition and results of operations.

The Medicare Advantage and Medicare Part D Programs
     Medicare is the health insurance program for retired United States citizens aged 65 and older, qualifying disabled persons, and persons suffering from end-stage renal disease. Medicare is funded by the federal government and administered by CMS.
     The original Medicare program, created in 1965, known as Medicare Fee-for-service, offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B. In general, Medicare Part A covers hospital care and some nursing home, hospice and home care. Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for significant deductibles and co-payments. All United States citizens eligible for Medicare are automatically enrolled in Medicare Part A when they turn 65. Enrollment in Medicare Part B is voluntary. In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and some other preventive tests and services. Beneficiaries that enroll in Medicare Part B pay a monthly premium that is usually withheld from their Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied a $135 deductible. To fill the gaps in traditional fee-for-service Medicare coverage, individuals often purchase Medicare supplement products, commonly known as “Medigap”, which is regulated but not funded by CMS, to cover deductibles, co-payments, and coinsurance.
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
     As an alternative to the traditional fee-for-service Medicare program, since the 1980’s, Medicare has also offered Medicare managed care benefits provided though contracted private health plans. Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members. Beginning in 1997, CMS gradually phased in a risk adjustment payment methodology that based the CMS monthly premium payments to plans on various clinical and demographic factors. Beginning in 2003, Congress introduced a new Medicare managed care approach.
The 2003 Medicare Modernization Act
     In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act, which is known as the Medicare Modernization Act (“MMA”). The MMA transformed Medicare’s managed care program-known as Medicare Part C or Medicare Advantage—and also introduced a prescription drug program known as Medicare Part D.
     Under Medicare Part C, Medicare Advantage plans contract with CMS and in exchange for a monthly payment per member from CMS, agree to provide a minimum benefits package that is equivalent to the benefits provided by Medicare under the traditional fee-for-service Medicare program and to provide additional benefits to the extent a Medicare Advantage plan is able to do so.
     As of January 1, 2006, such contracts are awarded and premiums are set based upon a proscribed bidding. Local Medicare Advantage plans annually submit bids based upon their expected costs to provide the minimum Medicare Part A and Part B benefits in their applicable service areas. The bids are then compared to a county level “benchmark” amount that is based upon the historic cost of providing Medicare fee for service benefits adjusted by CMS over time.
     If the bid is less than the benchmark, CMS will pay the plan its bid amount, risk adjusted based on its risk scores, plus a rebate equal to 75% of the actual amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans are required to use the rebate to provide beneficiaries with supplemental benefits, reductions in cost sharing, or reductions in premiums for Part D benefits or other supplemental benefits. It is fairly common for Medicare Advantage plans to provide additional benefits to enrollees such as lower deductibles and co-payments than those required by traditional fee-for-service Medicare, and plan members to not need to purchase supplemental Medigap policies because those types of benefits are covered under the Medicare Advantage benefits package. Because Medicare Advantage plans frequently employ a managed care model, members are often required to use only the service and provider network contracted by the Medicare Advantage plan for non-emergency care. In some geographic areas, however, and for plans employing an open access model, members may be required to pay a monthly premium. For our products such additional benefits include increased preventive services, and dental and vision benefits.
     If a Medicare Advantage plan’s bid is greater than the benchmark, the plan receives the benchmark as payment from Medicare and is required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark. Currently the bids that TSS has submitted each year for its products have been below the CMS benchmark, meaning TSS has not been required to charge its members a premium.
     The Medicare Advantage premium amount is risk adjusted by enrollee depending in the documented health characteristics of each enrollee. The monthly payment amounts from CMS to each Medicare Advantage plan are based on a fixed premium amount per member per month that is set each year by CMS. That fixed amount is then risk adjusted by member based upon each member’s documented health characteristics. In order to facilitate the risk adjustment system, CMS requires all Medicare Advantage plans to collect and submit diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. The resulting risk adjusted payments are further adjusted by a budget neutrality factor, which is currently scheduled to be phased out by 2011.
     Under Medicare Part D, every Medicare beneficiary is able to select a Medicare prescription drug plan provided through private medicare Part D plans that have contracted with the federal government to offer and run a Medicare Part D benefit plan under terms and conditions dictated by CMS in 34 geographic regions. Medicare Part D has replaced state level Medicaid prescription drug coverage for dual-eligibles, that is beneficiaries eligible for participation under both the Medicare and Medicaid programs. The Medicare Part D prescription drug benefit payments to plans are determined through a competitive bidding process, and enrollee premiums also are based upon plan bids. The bids are based upon a plan’s expected costs for a Medicare beneficiary of average health; CMS adjusts payments to plans based on enrollees’ health and other factors. The program is funded by the federal government with some risk-sharing between Medicare Part D plans and the federal government through risk corridors designed to limit the profits or losses of the drug plans and reinsurance for catastrophic drug costs, as described below. The government payment amount to plans is based on the national weighted average monthly bid for basic Part D coverage, adjusted for member demographics and risk factor payments. The beneficiary will be responsible for the difference between the government subsidy and his or her plan’s bid, together with the amount of his or her plan’s supplemental premium (before rebate allocations), subject to the co-pays, deductibles and late enrollment penalties, if applicable, described below. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries. Medicare also subsidizes 80% of drug spending above an enrollee’s catastrophic threshold.
     The Medicare Part D benefits are available to Medicare Advantage plan enrollees as well as Medicare fee-for-service enrollees. Medicare Advantage plan enrollees who elect to participate may pay a monthly premium for this Medicare Part D prescription drug benefit (“MA-PD”) while fee-for-service beneficiaries will be able to purchase a stand-alone prescription drug plan (“PDP”) from a list of CMS-approved PDPs available in their area. Any Medicare Advantage member enrolling in a stand-alone PDP, however, will automatically be disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare for Medicare Parts A and B coverage. Under the standard Part D drug coverage for 2010, beneficiaries enrolled in a stand-alone PDP will pay a $310 deductible, co-insurance payments equal to 25% of the drug costs between $310 and the initial annual coverage limit of $2,780 and all drug costs between $2,780 and $6,440, which is commonly referred to as the Part D “doughnut hole” or “coverage gap”. After the beneficiary has incurred $4,350 in out-of-pocket drug expenses, the MMA provides catastrophic stop loss coverage that will cover approximately 95% of the beneficiaries’ remaining out-of-pocket drug costs for that year. MA-PDs are not required to match these limits, but are required to provide, at a minimum, coverage that is actuarially equivalent to this standard drug coverage benefit design. Medicare Part D plans also may offer supplemental drug coverage for additional benefits not subsidized by Medicare programs payments. The deductible, co-pay and coverage amounts are adjusted by CMS on an annual basis. We are required as a Medicare Advantage coordinated care plan to offer qualified Part D prescription drug coverage of our MA plan service areas. We currently offer prescription drug benefits through our Medicare Advantage plans and also offer a stand-alone PDP. Among the options in Medicare Advantage, we offer four MA-PD plans with no initial deductible, one of which has generic coverage with a $5 co-payment during the ‘‘doughnut hole’’ period. On the PDP side, we currently offer three plans, two of which have no initial deductible and one of which has generic coverage with a $5 co-payment during the ‘‘doughnut hole’’ period.

     Dual-Eligible Beneficiaries. A “dual-eligible” beneficiary is a person who is eligible for both Medicare and Medicaid, because of age or other qualifying status, and Reform, because of economic status. The government of Puerto Rico established a model that wraps-around benefits included in the Reform that were not included in MA benefits. Dual-eligible beneficiaries in Puerto Rico have the option to participate in this model called Platino. Health plans that offer Platino products receive premiums from CMS and the government of Puerto Rico. In this plan the government, rather than the insured, will assume all of the premiums for additional benefits not included in traditional Medicare programs, such as prescription drug benefits. By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dual-eligible members. The MMA provides subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Pursuant to the MMA, dual-eligible individuals receive their drug coverage from the Medicare program rather than the Reform program. Companies offering stand-alone PDPs with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region.
     Sales and Marketing. Our sales and marketing activities are closely regulated by CMS and ASES. For example, our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and these regulatory authorities impose other regulatory restrictions on our marketing activities.
     Fraud and Abuse Laws. Entities, such as TSS, that receive federal funds from government health care programs, such as Medicare and Medicaid, are subject to a wide variety of federal fraud and abuse laws and enforcement activities. Such laws include the federal anti-kickback laws and false claims act.
     Anti-kickback Laws. The federal anti-kickback laws prohibit the payment, solicitation, offering or receipt of any form of remuneration (including kickbacks, bribes, and rebates) in exchange for the referral of federal healthcare program patients or any item or service that is reimbursed by any federal health care program. In addition, the federal regulations include certain safe harbors that describe relationships that have been determined by CMS not to violate the federal anti-kickback laws. Relationships that do not fall within one of the enumerated safe harbors are not a per se violation of the law, but will be subject to enhanced scrutiny by regulatory authorities. Failure to comply with the anti-kickback provisions may result in civil damages and penalties, criminal sanctions, and administrative remedies, such as exclusion from the applicable federal health care program.
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
HIPAA and Gramm-Leach-Bliley Act
     Health care entities, such as TSS, are subject to laws, including HIPAA and the Gramm-Leach-Bliley Act, that require the protection of certain Health and other information. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) authorizes HHS to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable health information. The regulations under the HIPAA Administrative Simplification section impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors. HIPAA Administrative Simplification section requirements apply to self-funded group plans, health insurers and HMOs, health care clearinghouses and health care providers who transmit health information electronically (“covered entities”). Regulations promulgated pursuant to the Stimulus (as defined below) also require that business associates acting for or on behalf of HIPAA-covered entities comply with many of the HIPAA standards regarding the privacy and security of individually identifiable health information. The regulations of the Administrative Simplification section establish significant criminal penalties and civil sanctions for noncompliance.
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
     The American Recovery and Reinvestment Act of 2009 (H.R. 1, S. 1) (“the Stimulus”), signed by President Obama on February 17, 2009, contains several provisions that expand the scope and enforcement of HIPAA. Many of those Stimulus provisions that affect and expand HIPAA became effective on February 17, 2010. The Secretary of HHS has promulgated regulations clarifying certain aspects of the Stimulus pertaining to HIPAA and it is expected that the Secretary of HHS will issue additional regulations pertaining to HIPAA in the near future. We have updated our internal policies and operations to comply with the Stimulus pertaining to HIPAA. We will monitor the further implementation of the Stimulus and the regulations promulgated thereunder, and we will modify our policies and operations as necessary to comply with these future amendments. See ‘‘Item 1. Business—Regulation — Legislative and Regulatory Initiatives’’ for additional information.

     HHS has released rules mandating the use of standard formats in electronic health care transactions (for example, health care claims submission and payment, plan eligibility, precertification, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules requiring the use of standardized code sets and unique identifiers for employers and providers. By 2013, the federal government will require that healthcare organizations, including health insurers, upgrade to updated and expanded standardized code sets used for describing health conditions. The Regulation requires a conversion from the ICD-9 diagnosis and procedure code set to the ICD-10 diagnosis and procedure code set. Our managed care subsidiary has initiated a project to comply with the ICD-10 capabilities by the October 1, 2013 (effective date), that will require a substantial investment.
     The Gramm-Leach-Bliley Act applies to financial institutions in the United States, including those domiciled in Puerto Rico. The Gramm-Leach-Bliley Act generally placed restrictions on the disclosure of non-public information to non-affiliated third parties, and required financial institutions including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to “opt out” of certain disclosures. The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which has led to new competitors in the insurance and health benefits fields in Puerto Rico.
Employee Retirement Income Security Act of 1974
     The provision of services to certain employee welfare benefit plans is subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor (“DOL”). ERISA regulates certain aspects of the relationships between us, the employers who maintain employee welfare benefit plans subject to ERISA and participants in such plans. Some of our administrative services and other activities may also be subject to regulation under ERISA. In addition, certain states require licensure or registration of companies providing third-party claims administration services for benefit plans. We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA. Plans subject to ERISA can also be subject to state laws and the question of whether ERISA preempts a state law has been, and will continue to be, interpreted by many courts.
Other Government Programs
     We participate in the Health Reform of the government of Puerto Rico (the “Reform”) to provide health coverage to medically indigent citizens in Puerto Rico. See ‘‘Item 1. Business—Customers—Reform Sector’’.

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
Federal Initiatives
     Since early 2009, President Obama and various members of Congress have proposed varied legislation designed to reform aspects of the health care and insurance system in the United States. The initial health care reform proposal presented by President Obama attempted to address increasing access to health care coverage, reducing the cost of care, and improving the quality of care rendered. The health care reform plan proposal was to be financed in large part by reduced expenditures for the Medicare program. Consistent with President Obama’s plan Proposal, Congress has previously supported financing health care reform by reducing Medicare Advantage funding. Throughout 2009, Congress debated various health reform proposals and held hearings on such proposals. At this time, no health reform proposals have been enacted into law nor does the passage into law of such a proposal appear imminent. Nevertheless, because of the unsettled nature of these proposals, the numerous steps to implement any proposal that may be enacted into law, and the possibility that some amount of the existing reform proposal efforts may be implemented through other means, such as CMS initiatives, that do not require authorizing legislation, we cannot predict the impact, if any, of such proposals on our business provide assurances that if any such proposal were to be enacted whether such proposal would or would not have a material impact on our business in the future.
Financial Information About Segments
     Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in note 27 to the audited consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.
Employees
     As of January 31, 2010, we had 2,321 full-time employees and 400 temporary employees. Our managed care subsidiary has a collective bargaining agreement with the Unión General de Trabajadores, which represents approximately 45% of our managed care subsidiary’s 777 regular employees. The collective bargaining agreement expires on July 31, 2012. The Corporation considers its relations with employees to be good.
Available Information
     We are an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding its website and the availability of certain documents filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Our Internet website is www.triplesmanagement.com. We make available free of charge, or through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our Internet website our Corporate Governance Guidelines, our Standards of Ethical Business Conduct and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Standards of Ethical Business Conduct that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange (“NYSE”). The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website addresses listed above are provided for the information of the reader and are not intended to be an active link. We will provide free of charge copies of our filings to any shareholder that requests them at the following address: Triple-S Management Corporation; Office of the Secretary of the Board; PO Box 363628; San Juan, P.R. 00936-3628.
Special Note Regarding Forward-Looking Statements
     This Annual Report on Form 10-K contains forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include information about possible or assumed future sales, results of operations, developments, regulatory approvals or other circumstances and may be found in the Items of this Annual Report on Form 10-K entitled ‘‘Item 1. Business’’, ‘‘Item 1A. Risk Factors’’, ‘‘Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and elsewhere in this Annual Report on Form 10-K. Statements that use the terms ‘‘believe’’, ‘‘expect’’, ‘‘plan’’, ‘‘intend’’, ‘‘estimate’’, ‘‘anticipate’’, ‘‘project’’, ‘‘may’’, ‘‘will’’, ‘‘shall’’, ‘‘should’’ and similar expressions, whether in the positive or negative, are intended to identify forward-looking statements.
     All forward-looking statements in this Annual Report on Form 10-K reflect our current views about future events and are based on assumptions and subject to risks and uncertainties. Consequently, actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in ‘‘Item 1A. Risk Factors’’ and elsewhere in this Annual Report on Form 10-K.
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
     Beginning with our founding in 1959 and until 1994, we encouraged, and at times required, the doctors and dentists that comprised our provider network to acquire our shares. Between approximately 1985 and 1994, our predecessor managed care subsidiary, Seguros de Servicios de Salud de Puerto Rico, Inc. (“SSS”) generally entered into an agreement with each new physician or dentist who joined our provider network to sell the provider shares of SSS at a future date (each agreement, a “share acquisition agreement”). These share acquisition agreements were necessary because there were not enough authorized shares of SSS available during this period and afterwards for issuance to all new providers. Each share acquisition agreement committed SSS to sell, and each new provider to purchase, five $40-par-value shares of SSS at $40 per share after SSS had increased its authorized share capital in compliance with the Puerto Rico Insurance Code and was in a position to issue new shares. Despite repeated efforts in the 1990s, SSS was not successful in obtaining shareholder approval to increase its share capital, other than in connection with the Corporation’s reorganization in 1999, when SSS was merged into a newly-formed entity having authorized capital of 25,000 $40-par-value shares, or twice the number of authorized shares of SSS. SSS’s shareholders did not, however, authorize the issuance of the newly formed entity’s shares to providers or any other third party. In addition, subsequent to the reorganization, our shareholders did not approve attempts to increase our share capital in 2002 and 2003.
     Notwithstanding the fact that TSS and its predecessor, SSS, were never in a position to issue new shares to providers as contemplated by the share acquisition agreements because shareholder approval for such issuance was never obtained, and the fact that SSS on several occasions in the 1990s offered providers the opportunity to purchase shares of its treasury stock and such offers were accepted by very few providers, providers who entered into share acquisition agreements may claim that the share acquisition agreements entitled them to acquire our or TSS’s shares at a subscription price equivalent to that provided for in the share acquisition agreements. SSS entered into share acquisition agreements with approximately 3,000 providers, the substantial majority of whom never came to own shares of SSS. Such share acquisition agreements provide for the purchase and sale of approximately 15,000 shares of SSS. If we or TSS were required to issue a significant number of shares in respect of these agreements, the interest of our existing shareholders would be substantially diluted. As of the date of this Annual Report on Form 10-K, only one judicial claim to enforce any of these agreements has been commenced. Additionally, we have received inquiries with respect to less than 700 shares under share acquisition agreements. The share numbers set forth in this paragraph reflect the number of SSS shares provided for in the share acquisition agreements. Those agreements do not include anti-dilution protections and we do not believe that the amounts of any claims under the agreements with SSS should be multiplied to reflect our 3,000-for-one stock split. We cannot provide assurances, however, that claimants will not successfully seek to increase the size of their claims by reference to the stock split.
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
     For much of our history, we and our predecessor entity have restricted the ownership or transferability of our shares, including by reserving to us or our predecessor a right of first refusal with respect to share transfers and by limiting ownership of such shares to physicians and dentists. In addition, we and our predecessor, consistent with the requirements of our and our predecessor’s bylaws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders. Nonetheless, former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“non-medical heirs”), may claim an entitlement to our shares or to damages with respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions. Our records indicate that there may be as many as approximately 450 former shareholders whose non-medical heirs may claim to have inherited up to 10,500,000 shares after giving effect to the 3,000-for-one stock split. As of the date of this Annual Report on Form 10-K, four judicial claim seeking the return of or compensation for less than 80 shares (prior to giving effect to the 3,000-for-one stock split) had been brought by non-medical heirs of former shareholders whose shares were repurchased upon their death. These heirs purport to represent as a class all non-medical heirs of deceased shareholders whose shares we repurchased. In addition, we have received inquiries from non-medical heirs with respect to less than 700 shares (or 2,100,000 shares after giving effect to the 3,000-for-one stock split).
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
     In the event that claimants acquire shares of our managed care subsidiary, TSS, at less than fair value, we will not be able to prevent dilution of the value of the Class B shareholders’ ownership interest in us to the extent that the net value received by such claimants exceeds the value of our outstanding shares of Class A common stock. Finally, the anti-dilution protection afforded by the dual class structure may cease to be of further effect five years following the completion of our initial public offering, at which time all remaining shares of Class A common stock may, at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted into shares of Class B common stock even if we have not resolved all claims against us by such time.
Future sales of our Class B common stock, or the perception that such future sales may occur, may have an adverse impact on its market price.
     Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class B common stock to decline. Either of these limits our future ability to raise capital through an offering of equity securities. There are 20,110,391 shares of Class B common stock and 9,042,809 shares of Class A common stock outstanding as of December 31, 2009. Our Class A common stock is no longer subject to contractual lockup; thus, such shares are freely tradable without restriction or further registration under the Securities Act by persons other than our ‘‘affiliates’’ within the meaning of Rule 144 under the Securities Act, although such shares will continue not to be listed on the NYSE and will not be fungible with our listed shares of Class B common stock. In addition, at any time following the fifth anniversary of our initial public offering, or such earlier date after the first anniversary of the initial public offering as all claims with respect to which anti-dilution protections are afforded to shares of Class B common stock have been resolved, all or any portion of our shares of Class A common stock may at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted to shares of Class B common stock.
Risks Related to Our Business
Our inability to contain managed care costs may adversely affect our business and profitability.
     Substantially all of our managed care revenue is generated by premiums consisting of monthly payments per member that are established by contracts with our commercial customers, the government of Puerto Rico (for the Reform program) or the CMS (for our Medicare Advantage and PDP plans), all of which are typically renewable on an annual basis. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity in the case of the Medicare Advantage products, we will be unable to increase the premiums we receive under these contracts during the then-current terms. As a result, our profitability in any year depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of managed care services through underwriting criteria, medical management, product design and negotiation of favorable provider contracts with hospitals, physicians and other health care providers. The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Government-imposed limitations on Medicare and Reform reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Also, we have in the past and may in the future enter into new lines of business in which it may be difficult to estimate anticipated costs. Numerous factors affecting the cost of managed care, including changes in health care practices, inflation, new technologies such as genetic laboratory screening for diseases including breast cancer, electronic recordkeeping, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment including the implementation of HIPAA amendments under the Stimulus, as well as others, such as implementation of President Obama’s health care reform plan, may adversely affect our ability to predict and manage managed care costs, as well as our business, financial condition and results of operations.
Our inability to implement increases in premium rates on a timely basis may adversely affect our business and profitability.
     In addition to the challenge of managing managed care costs, we face pressure to contain premium rates. Our customers may move to a competitor at policy renewal to obtain more favorable premiums. Future Medicare and Reform premium rate levels may be affected by continuing government efforts to contain medical expense or other budgetary constraints. In particular, the government of Puerto Rico has adopted several measures to control Reform expenditures, such as closer and continuous scrutiny of participants’ eligibility, redesign of benefits, co-payments, deductibles, and requiring the establishment of disease management programs. Changes in the Medicare and Reform programs, including with respect to funding, may lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare and the Reform. A limitation on our ability to increase or maintain our premium levels could adversely affect our business, financial condition and results of operations.
     The property and casualty insurance industry is under soft market conditions for commercial lines and consequently is highly competitive, and we believe that it will remain highly competitive for the foreseeable future. Competitors may offer products at prices and on terms that are not consistent with economic standards in an effort to maintain or increase their business. The property and casualty insurance industry has historically been cyclical, with periods characterized by intense price competition and less restrictive underwriting standards followed by periods of higher premium rates and more selective underwriting standards. The competitive environment in which we operate is also impacted by current general economic conditions, which could reduce the volume of business available to us, as well as to our competitors.
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
     A reduction in the number of enrollees in our managed care programs could adversely affect our business, financial condition and results of operations. Factors that could contribute to a reduction in enrollment include: failure to obtain new customers or retain existing customers; premium increases and benefit changes; our exit from a specific market; reductions in workforce by existing customers; negative publicity and news coverage; failure to maintain the Blue Cross Blue Shield license; and any general economic downturn that results in business failures.
We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.
     Our managed care business participates in government contracts that generate a significant amount of our consolidated premiums earned, net, as follows:
•	Reform: We participate in the government of Puerto Rico Health Reform Program to provide health coverage to medically indigent citizens in Puerto Rico. Our results of operations have depended to a significant extent on our participation in the Reform program. During each of the years ended December 31, 2009, 2008 and 2007, the Reform program has accounted for 18.6%, 20.1% and 22.1%, respectively , of our consolidated premiums earned, net. During the 2009 period, we were the sole Reform provider in two of the eight Reform regions in Puerto Rico on a fully-insured basis. We are also the sole Reform provider in another Reform region on an ASO basis. Since we obtained our first Reform contract in 1995, we have been the sole provider for two to three regions each year. The contract for each geographical area is subject to termination in the event of any non-compliance by the insurance company which is not corrected or cured to the satisfaction of the government entity overseeing the Reform, or on 90 days’ prior written notice in the event that the government determines that there is an insufficiency of funds to finance the Reform. These contracts typically have one-year terms that expire on June 30 of each year, except for the Metro-North region contract which had an October 30 expiration date. Upon the expiration of the contract for a geographical area, the government of the Commonwealth of Puerto Rico usually commences an open bidding process for such area. We intend to continue to participate in the Reform program, but we may not be able to retain the right to service a particular geographical area in which we currently operate after the expiration of our current or any future contracts. Our two fully-insured contracts with the government of Puerto Rico that terminated in June 30, 2009, were first extended until October 31, 2009 and then to December 31, 2009. In December 2009, all of our three government contracts, the two that are fully-insured and the one ASO contract, were extended until June 30, 2010. The premium rates of the Reform business were last increased in July 2008.

•	Medicare: We provide services through our Medicare Advantage products pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if the process for bidding materially changes or if any of these contracts are terminated, our business could be materially impaired. During each of the years ended December 31, 2009,

2008 and 2007, contracts with CMS represented 27.4%, 25.9% and 17.2% of our consolidated premiums earned, net, respectively, and 33.9%, 12.4% and 34.6% of our consolidated operating income, respectively.
•	Commercial: Our managed care subsidiary is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico. Such coverage is provided pursuant to a contract with the OPM that is subject to termination in the event of noncompliance not corrected to the satisfaction of the OPM. During each of the years ended December 31, 2009, 2008 and 2007 premiums generated under this contract represented 6.7%, 7.3% and 8.2% of our consolidated premiums earned, net, respectively. The operating income generated under this contract represented 1.2% during the year ended December 31, 2009 and 1.1% of our consolidated operating income, during each of the years ended December 31, 2008 and 2007.
     If any of these contracts is terminated for any reason, including by reason of any noncompliance by us, or not renewed or replaced by a comparable contract, our premiums would be materially adversely affected. The further loss or non-renewal of any of our Reform contracts could have a material adverse effect on our operating results and could result in the downsizing of certain personnel, the cancellation of lease agreements of certain premises and of certain contracts, and severance payments, among others.
A change in our managed care product mix may impact our profitability.
     Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than ASO products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements. There has been a trend in recent years among our Commercial customers of moving from fully-insured plans to ASO, or self-funded arrangements. In addition, the government of Puerto Rico began a pilot project in 2006 in one of the eight geographical areas under which it contracted for Reform services on an ASO basis for certain members instead of contracting on a fully-insured basis. There can be no assurance that the government will not implement such a program in the fully-insured areas served by us. As of December 31, 2009, 66.1% of our managed care customers had fully insured arrangements and 33.9% had ASO arrangements, as compared to approximately 69.5% and 30.5%, respectively, as of December 31, 2008. Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.
Our failure to accurately estimate incurred but not reported claims would affect our reported financial results.
     A portion of the claim liabilities recorded by our insurance segments represents an estimate of amounts needed to pay and adjust anticipated claims with respect to insured events that have occurred, including events that have not yet been reported to us. These amounts are based on estimates of the ultimate expected cost of claims and on actuarial estimation techniques. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under each segment’s current facts and circumstances. Accordingly, the ultimate liability may be in excess of or less than the amount provided. We regularly compare prior period liabilities to re-estimated claim liabilities based on subsequent claims development; any difference between these amounts is adjusted in the operations of the period determined. Additional information on how each reportable segment determines its claim liabilities, and the variables considered in the development of this amount, is included elsewhere in this Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates”. Actual experience will likely differ from assumed experience, and to the extent the actual claims experience is less favorable than estimated based on our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.
The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial condition and results of operations.
     We are a party to a license agreement with the BCBSA which entitle us to the exclusive use of the BCBS name and mark in Puerto Rico and U.S. Virgin Islands. We believe that the Blue Cross and Blue Shield name and mark are valuable identifiers of our products and services in the marketplace. The termination of this license agreement or changes in the terms and conditions of a license agreement could adversely affect our business, financial condition and results of operations.

     Our license agreement with the BCBSA contains certain requirements and restrictions regarding our operations and our use of the BCBS name and mark. Failure to comply with any of these requirements and restrictions could result in a termination of a license agreement. The standards under a license agreement may be modified in certain instances by the BCBSA. From time to time there have been proposals considered by the BCBSA to modify the terms of a license agreement to restrict various potential business activities of licensees. To the extent that such amendments to the license agreement are adopted in the future, they could have a material adverse effect on our future expansion plans or results of operations.
     Upon any event causing termination of the license agreements, we would no longer have the right to use the BCBS name and mark in Puerto Rico and U.S. Virgin Islands. Furthermore, the BCBSA would be free to issue a license to use the BCBS name and mark in Puerto Rico and U.S. Virgin Islands to another entity. Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution. Accordingly, termination of a license agreement could have a material adverse effect on our business, financial condition and results of operations.
     In addition, the BCBSA requires us to comply with certain specified levels of risk based capital (“RBC”). RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (the “RBC ratio”). Although we are currently in compliance with these requirements, we may be unable to continue to comply in the future. Failure to comply with these requirements could result in the revocation or loss of our BCBS license.
     Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Cross Blue Shield presence in the vacated service area with another managed care company. The fee is currently $91.23 per licensed enrollee. If the re-establishment fee were applied to our total Blue Cross Blue Shield enrollees as of December 31, 2009, we would be assessed approximately $122.9 million by the BCBSA.
     See “Item 1. Business — Blue Cross and Blue Shield License” for more information.
Our ability to manage our exposure to underwriting risks in our life insurance and property and casualty insurance businesses depends on the availability and cost of reinsurance coverage.
     Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. In the year ended December 31, 2009, 41.3%, or $67.5 million, of the premiums written in the property and casualty insurance segment and 5.7%, or $6.1 million, of the premiums written in the life insurance segment were ceded to reinsurers. In the year ended December 31, 2008, 42.9%, or $72.1 million, of the premiums written in the property and casualty insurance segment and 7.6%, or $7.6 million, of the premiums written in the life insurance segment were ceded to reinsurers. The premiums ceded and the availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time. Any decrease in the amount of our reinsurance coverage will increase our risk of loss. We may be unable to maintain our desired reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.
     It is also possible that the losses we experience on insured risks for which we have obtained reinsurance will exceed the coverage limits of the reinsurance. See “Risks Related to Our Business — Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations.” If the amount of our reinsurance coverage is insufficient, our insurance losses could increase substantially.
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
     Ratings assigned by A.M. Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico. In 2009, A.M. Best maintained our property and casualty insurance subsidiary’s rating of “A-” (the fourth highest of A.M. Best’s 16 financial strength ratings) with a stable outlook. A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors. Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers. A.M. Best reviews its ratings periodically and we may not be able to maintain our current ratings in the future. A downgrade of our property and casualty subsidiary’s rating could severely limit or prevent us from writing desirable property business or from renewing our existing business. The lines of business that property and casualty subsidiary writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings.
Significant competition could negatively affect our ability to maintain or increase our profitability.
Managed Care
     The managed care industry in Puerto Rico is very competitive. If we are unable to compete effectively while appropriately pricing the business subscribed, our business and financial condition could be materially affected. Competition in the insurance industry is based on many factors, including premiums charged, services provided, speed of claim payments and reputation. This competitive environment has produced and will likely continue to produce significant pressures on the profitability of our managed care company. In addition, the managed care market in Puerto Rico, other than the Medicare Advantage market, is mature. According to the U.S. Census Bureau, Puerto Rico’s population grew by 0.3% between July 2008 and 2009, less than half the national population rate growth of 0.9% during the same period. As a result, in order to increase our profitability we must increase our membership in the new Medicare Advantage program, increase market share in the commercial sector, improve our operating profit margins, make acquisitions or expand geographically. In Puerto Rico, several managed care plans and other entities were awarded contracts for Medicare Advantage or stand-alone Medicare prescription drug plans. These other plans entered that market in 2006 and 2007. We anticipate that they can aggressively market their benefits to our current and our prospective members. Although we believe that we market an attractive offering, there are no assurances that we will be able to compete successfully with these other plans for new members, or that our current members will not choose to terminate their relationship with us and enroll in these other plans. Concentration in our industry also has created an increasingly competitive environment, both for customers and for potential acquisition targets, which may make it difficult for us to grow our business. The parent companies of some of our competitors are larger and have greater financial and other resources than we do. We may have difficulty competing with larger managed care companies, which can create downward price pressures on premium rates. We may not be able to compete successfully against current and future competitors. Competitive pressures faced by us may adversely affect our business, financial condition and results of operations.
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
     Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance. See “Risks Related to Our Business — Our insurance subsidiaries are subject to minimum capital requirements. Our failure to meet these standards could subject us to regulatory actions.” These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed. Our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, if any, business and other legal restrictions. Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries have a superior claim to such subsidiaries’ assets. Our subsidiaries may not be able to pay dividends or otherwise contribute or distribute funds to us in an amount sufficient for us to meet our financial obligations. In addition, from time to time, we may find it necessary to provide financial assistance, either through subordinated loans or capital infusions to our subsidiaries.
     In addition, we are subject to RBC requirements by the BCBSA. See “Risks Related to Our Business — The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial condition and results of operations.”.
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
     We also may encounter difficulties in the implementation of our growth strategies. For instance, our BCBSA license entitles us to use the Blue Cross Blue Shield name and mark only in Puerto Rico and U.S. Virgin Islands. In addition, we may enter into markets or product lines in which we have little or no prior experience. For example, we plan to expand our operations outside Puerto Rico. Any such risks or difficulties could limit our ability to implement our growth strategies or result in diversion of senior management time and adversely affect our financial results.
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
     We have exposure to market risk and credit risk in our investment activities. The fair values of our investments vary from time to time depending on economic and market conditions. Fixed maturity securities expose us to interest rate risk as well as credit risk. Equity securities expose us to equity price risk. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equity securities owned by us. The outlook of our investment portfolio depends on the future direction of interest rates, fluctuations in the equity securities market and in the amount of cash flows available for investment. For additional information, see ‘‘Item 7A. Quantitative and Qualitative Disclosures About Market Risk’’ for an analysis of our exposure to interest and equity price risks and the procedures in place to manage these risks. Our investment portfolios may lose money in future periods, which could have a material adverse effect on our financial condition.
     In addition, our insurance subsidiaries are subject to local laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain riskier investment categories, such as below-investment-grade fixed income securities, mortgage loans, and real estate and equity investments, amongst others, which could generate higher returns on our investments. If we fail to comply with these laws and regulations, any investments exceeding regulatory limitations would be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital.

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
     The global capital markets, including credit markets, have experienced extreme volatility. As an insurer, we have a substantial investment portfolio that is comprised particularly of debt securities of issuers located in the U.S. As a result, the income we earn from our investment portfolio is largely driven by the level of interest rates in the U.S, financial markets, and volatility, uncertainty and/or disruptions in the global capital markets, particularly the U.S. credit markets, and governments’ monetary policy, particularly the easing of U.S. monetary policy, can significantly and adversely affect the value of our investment portfolio, our profitability and/or our financial position by:
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
     The volatility and disruption in the securities and credit markets has impacted our investment portfolio. We evaluate our investment securities for other-than-temporary impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. It also requires us to make certain assessments about the potential recovery of the assets we hold. For the purpose of determining gross realized gains and losses, the cost of investment securities is based upon specific identification. During the years ended December 31, 2009 and 2008, we realized losses associated with other-than-temporary impairments of $7.1 million and $16.5 million, respectively. The gross unrealized losses of our available-for-sale and held-to-maturity securities were $14.9 million and $19.3 million at December 31, 2009 and 2008, respectively. The gross unrealized gains of our available-for-sale and held-to-maturity securities were $26.4 million and $27.2 million at December 31, 2009 and 2008, respectively. Given current market conditions, there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
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
     The government of Puerto Rico government is currently facing a structural deficit between recurring government revenues and expenses. On March 9, 2009, the Governor signed the multi-year Fiscal Stabilization and Economic Reconstruction Plan, which provides for additional revenue generation measures, sets forth a cost reduction plan, including a reduction in public-sector employment, and provides for a number of financial initiatives geared towards achieving a balanced budget in four years. Since the government is an important source of employment in Puerto Rico, these measures could have the effect of intensifying the current recessionary cycle.

     If economic conditions in Puerto Rico continue to deteriorate, we may experience a reduction in existing and new business, which could have a material adverse effect on our business, financial condition and results of operations.
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
     Our business and operations may be affected if we do not maintain and upgrade our information systems and the integrity of our proprietary information. We are materially dependent on our information systems for all aspects of our business operations, including monitoring utilization and other factors, supporting our managed care management techniques, processing provider claims and providing data to our regulators, and our ability to compete depends on our ability to continue to adapt technology on a timely and cost-effective basis. Malfunctions in our information systems, communication and energy disruptions, security breaches or the failure to maintain effective and up-to-date information systems could disrupt our business operations, alienate customers, contribute to customer and provider disputes, result in regulatory violations and possible liability, increase administrative expenses or lead to other adverse consequences. The use of member data by all of our businesses is regulated at federal and local levels. These laws and rules change frequently and developments require adjustments or modifications to our technology infrastructure.
     Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. If we are unable to maintain or expand our systems, we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, loss of members, difficulty in attracting new members, regulatory problems, and increases in administrative expenses. We selected Quality Care Solutions, Inc., a wholly owned subsidiary of Trizzetto, Inc, to assess and implement new core business applications for our managed care segment. We completed an initial assessment during 2007 and commenced the implementation of the new application in 2008. We expect our Managed Care segment to begin transitioning to the new application in 2010. The transitioning process is expected to continue into 2011, when we expect to complete the full migration. If we are unsuccessful in implementing these improvements in a timely manner or if these improvements do not meet our customers’ requirements, we may not be able to recoup these costs and expenses and effectively compete in our industry.
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

We face risks related to litigation.
     In addition to the litigation risks discussed above in “—Risks Relating to Our Capital Stock”, we are, or may be in the future, a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we may be subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services. These could include:
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
     We are a defendant in various lawsuits, some of which involve claims for substantial and/or indeterminate amounts and the outcome of which is unpredictable. While we are defending these suits vigorously, we will incur expenses in the defense of these suits. Any adverse judgment against us resulting in such damage awards could have an adverse effect on our cash flows, results of operations and financial condition. See “Item 3. Legal Proceedings”.
Large-scale natural disasters may have a material adverse effect on our business, financial condition and results of operations.
     Puerto Rico has historically been at a relatively high risk of natural disasters such as hurricanes and earthquakes. If Puerto Rico were to experience a large-scale natural disaster, claims incurred by our managed care, property and casualty and life insurance segments would likely increase and our properties may incur substantial damage, which could have a material adverse effect on our business, financial condition and results of operations.
Non-financial covenants in our secured term loan and note purchase agreements may restrict our operations.
     We are a party to a secured loan with a commercial bank for an aggregate amount of $41.0 million, for which we had an outstanding balance of $22.7 million as of December 31, 2009. Also, we have an aggregate principal amount of $145.0 million of senior unsecured notes outstanding, consisting of $50.0 million aggregate principal amount of 6.30% notes due 2019, $60.0 million aggregate principal amount of 6.60% notes due 2020 and $35.0 million aggregate principal amount of 6.70% notes due 2021 (collectively, the notes). The secured term loan and the note purchase agreements governing the notes contain non-financial covenants that restrict, among other things, the granting of certain liens, limitations on acquisitions and limitations on changes in control. These non-financial covenants could restrict our operations. In addition, if we fail to make any required payment under our secured term loan or note purchase agreements governing the notes or to comply with any of the non-financial covenants included therein, we would be in default and the lenders or holders of our debt, as the case may be, could cause all of our outstanding debt obligations under our secured term loan or note purchase agreements to become immediately due and payable, together with accrued and unpaid interest and, in the case of the secured term loan, cease to make further extensions of credit. If the indebtedness under our secured term loan or note purchase agreements is accelerated, we may be unable to repay or re-finance the amounts due and our business may be materially adversely affected.

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
We may pursue acquisitions in the future.
     We may acquire additional companies if consistent with our strategic plan for growth. The following are some of the potential risks associated with acquisitions that could have a material adverse effect on our business, financial condition and results of operations:
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
     The Company does not expect that it will be considered a controlled foreign corporation under the related person insurance income rules (a “RPII CFC”) for U.S. federal income tax purposes. However, because RPII CFC status depends in part upon the correlation between an insurance company’s shareholders and such company’s insurance customers and the extent of such company’s insurance business outside its country of incorporation, there can be no assurance that the Company will not be a RPII CFC in any taxable year. The Company does not intend to monitor whether or not it generates RPII or becomes an RPII CFC. If the Company were a RPII CFC in any taxable year, certain adverse tax consequences could apply to U.S. persons that own the Company’s shares of Class B common stock.

If the Company is considered to be a passive foreign investment company for U.S. federal income tax purposes, U.S. persons that own the Company’s shares of Class B common stock could be subject to adverse tax consequences.
     The Company does not expect that it will be considered a “passive foreign investment company” (a “PFIC”) for U.S. federal income tax purposes. However, since PFIC status depends upon the composition of a company’s income and assets and the market value of its assets (including, among others, less than 25 percent owned equity investments and the Company’s ability to use the proceeds from its initial public offering in a timely fashion) from time to time, there can be no assurance that the Company will not be considered a PFIC for any taxable year. The Company’s belief that it is not a PFIC is based, in part, on the fact that the PFIC rules include provisions intended to provide an exception for bona fide insurance companies predominately engaged in an insurance business. However, the scope of this exception is not entirely clear and there are no administrative pronouncements, judicial decisions or Treasury regulations that provide guidance as to the application of the PFIC rules to insurance companies. If the Company were treated as a PFIC for any taxable year, certain adverse consequences could apply to certain U.S. persons that own the Company’s shares of Class B common stock.
Risks Relating to the Regulation of Our Industry
Changes in governmental regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.
     Our business is subject to substantial Federal and local, regulation and frequent changes to the applicable legislative and regulatory schemes, including general business regulations and laws relating to taxation, privacy, data protection, pricing, insurance, Medicre, Medicaid (Reform), and health care fraud and abuse laws. Please refer to “Item 1. Business — Regulation”. Changes in these laws, enactment of new laws or regulations, changes in interpretation of these laws or changes in enforcement of these laws and regulations may materially impact our business. Such changes include without limitation:
•	initiatives to provide greater access to coverage for uninsured and under-insured populations without adequate funding to health plan or to be funded through taxes or other negative financial levy on health plans;

•	payments to health plans that are tied to achievement of certain quality performance measures;

•	other efforts or specific legislative changes to the Medicare of Reform programs, including changes in the bidding process or other means of materially reducing premiums;

•	local government regulatory changes;

•	increased government enforcement of or changes in intermpretation or application of fraud and abuse laws; and

•	regulations that increase the operational burden on health plans or laws that increase a health plan’s exposure to liabilities, including efforts to expand the tort liability of health plans.
     Since early 2009, President Obama and various members of Congress have proposed varied legislation designed to reform aspects of the healthc are and insurance system in the United States. The initial health care reform proposal presented by President Obama attempted to address inceasing access to health care coverage, reducing the cost of care and improving the quality of care rendered. The health care reform plan proposal was to be financed in large part by reduced expenditures for the Medicare program. Consistent with President Obama’s plan proposal, Congress has previously supported financing health care reform by reducing Medicare Advantage funding. Throughout 2009, Congress debated various health reform proposals and held hearings on such proposals. At this time, no health reform proposals have been enacted into law nor does the passage into law of such a proposal appear imminent. Nevertheless, because of the unsettled nature of these proposals, the numerous steps to implement any proposal that may be enacted into law, and the possibility that some amount of the existing reform proposal efforts may be implemented through other means, such as CMS initiatives, that do not require authorizing legislation, we cannot predict the impact, if any, of such proposals on our business provide assurances that if any such proposal were to be enacted whether such proposal would or would not have a material impact on our business in the future.
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
We may be subject to government audits or regulatory proceedings or investigative,actions, which may find that our policies, procedures, practices or contracts are not compliant with or found to be in violation of applicable healthcare regulations.
     Federal and Puerto Rico government authorities, including but not limited to the Commissioner of Insurance, ASES, CMS, the OIG, the Office of the Civil Rights of HHS, the U.S. Department of Justice, the U.S. Department of Labor, and the OPM, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations. We may also become the subject of non-routine regulatory or other investigations or proceedings brought by these or other authorities, and our compliance with and interpretation of applicable laws and regulations may be challenged. In addition, our regulatory compliance may also be challenged by private citizens under the “whistleblower provisions” of applicable laws. The defense of any such challenge could result in substantial cost, diversion of resorces, and a possible material adverse effect on our business.
     An adverse action could result in one or more of the following:
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
As a Medicare Advantage program participant, we are subject to complex regulations. If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties, and our Medicare Advantage contracts may be terminated or our operations may be required to change in a manner that has a material impact on our business.
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
     A number of legislative proposals as well as proposal offered by President Obama includes efforts to save federal funds by implementing significant rate reductions to Medicare Advantage plans by changes in the competitive bidding process, tying the country benchmarks to Medicare fee for service expenditures, or by other means.
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
     We face the risk of reduced or insufficient government funding and we may need to terminate our Medicare Advantage and/or Part D contracts with respect to unprofitable markets, which may have a material adverse effect on our financial position, results of operations or cash flows. In addition, as a result of the competitive bidding process, our ability to participate in the Medicare Advantage and/or the Part D programs is affected by the pricing and design of our competitors’ bids. Moreover, we may in the future be required to reduce benefits or charge our members an additional premium in order to maintain our current level of profitability, either of which could make our health plans less attractive to members and adversely affect our membership.
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
     We are also subject to minimum capital requirements pursuant to our BCBSA license agreements. See “Risks Related to Our Business — The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial condition and results of operations.”
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
     Our license agreements with the BCBSA require that our articles contain certain provisions, including ownership limitations. See “Risks Relating to the Regulation of Our Industry — If we are deemed to have violated the insurance company change of control statutes in Puerto Rico, we may suffer adverse consequences.”.
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

     See also “Risks Relating to the Regulation of Our Industry — If we are deemed to have violated the insurance company change of control statutes in Puerto Rico, we may suffer adverse consequences.”
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
     We also own land in the municipality of Mayagüez, Puerto Rico, in which we plan to build a multi-segment customer service center. In addition to the properties described above, we or our subsidiaries are parties to operating leases that are entered into in the ordinary course of business.
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
Item 3. Legal Proceedings
     As of December 31, 2009, the Company is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.
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
     Additionally, we may face various potential litigation claims that have not to date been asserted, including claims from persons purporting to have contractual rights to acquire shares of the Corporation on favorable terms or to have inherited such shares notwithstanding applicable transfer and ownership restrictions. See “Item 1A. Risk Factors — Risks Relating to our Capital Stock”.
Hau et al Litigation (formerly known as Jordan et al)
     On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico

Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million. Discovery is expected to conclude by March 2010. The Corporation intends to vigorously defend this claim.
Dentists Association Litigation
     On February 11, 2009, the Puerto Rico Dentists Association (Colegio de Cirujanos Dentistas de Puerto Rico) filed a complaint in the Court of First Instance against 24 health plans operating in Puerto Rico that offer dental health coverage. The Corporation and two of its subsidiaries, TSS and Triple-C, Inc. (“TCI”), were included as defendants. This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated; however, the complaint does not include a single dentist as a class representative nor a definition of the intended class.
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

     TSS appealed the court’s decisions before the Puerto Rico Court of Appeals but on June 30, 2008 the Court of Appeals confirmed the summary judgment issued by the Court of First Instance in both property tax cases.TSS timely filed a certiorari petition, a reconsideration and a second reconsideration with the Puerto Rico Supreme Court and all were denied. The Corporation submitted a petition for certiorari to the U.S. Supreme Court on August 26, 2009, based on its strong belief that CRIM’s retroactive revocation of applicable tax rulings and its imposition of a tax liability reaching back over ten years constituted a violation of the Corporation’s due process rights. CRIM filed a response on December 8, 2009. On January 11, 2010, the U.S. Supreme Court invited the Solicitor General of the United States to file a brief in this case expressing the views of the United States.
     The Corporation recorded an accrual which is included within accounts payable and accrued liabilities in the accompanying consolidated financial statements.
Claims by Heirs of Former Shareholders
     The Corporation and TSS are defending four individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 90 shares of the Corporation or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Corporation’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper. Discovery is underway in each case. Management believes all these claims are time barred under one or more statutes of limitations and other grounds and is vigorously defending them.
Item 4. Removed and Reserved
Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
     Our Class B common stock is listed and began trading on the New York Stock Exchange (the NYSE) on December 7, 2007 under the trading symbol “GTS”. Prior to this date our Class B common stock had no established public trading market. There is no established public trading market for our Class A common stock.
     The following table presents high and low sales prices of our Class B common stock for the each quarter of the years ended December 31, 2009 and 2008:

	High	Low
2008
First quarter	$21.69	$16.83
Second quarter	19.94	16.34
Third quarter	18.05	15.19
Fourth quarter	16.43	6.55
2009
First quarter	$15.00	$10.67
Second quarter	16.23	12.06
Third quarter	17.84	14.50
Fourth quarter	18.88	15.52
     On February 26, 2010 the closing price of our Class B common stock on the NYSE was $17.33.
Holders
As of February 23, 2010, there were 9,042,809 and 20,110,391 shares of Class A and Class B common Stock outstanding, respectively. The number of our holders of Class A common stock as of February 23, 2010 was 1,965. The number of our holders of Class B common stock as of January 15, 2010 was 2,723.

Dividends
     Subject to the limitations under Puerto Rico corporation law and any preferential dividend rights of outstanding preferred stock, of which there is currently none outstanding, holders of common stock are entitled to receive their pro rata share of such dividends or other distributions as may be declared by our board of directors out of funds legally available therefore.
     Our ability to pay dividends is dependent on cash dividends from our subsidiaries. Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us. In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restriction on Certain Payments by the Corporation’s Subsidiaries”.
     We did not declare any dividends during the two most recent fiscal years and do not expect to pay any cash dividends for the foreseeable future. We currently intend to retain future earnings, if any, to finance operations and expand our business. The ultimate decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual limitations and other considerations our board of directors deems relevant.
Securities Authorized for Issuance Under Equity Compensation Plan
     The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Recent Sales of Unregistered Securities
     Not applicable.
Purchases of Equity Securities by the Issuer
     The following table presents information related to our repurchases of common stock for the period indicated:

				Approximate Dollar
				Value of Shares
			Total Number of	that May Yet Be
			Shares Purchased as	Purchased Under the
	Total Number	Average Price Paid	Part of Publicly	Programs
(Dollar amounts in millions, except per share data)	of Shares Purchased	per Share	Announced Programs[1]	(in millions)
November 1, 2009 to November 30, 2009	235,000	$16.30	235,000	$0.3
December 1, 2009 to December 31, 2009	15,672	16.27	15,672	0.0

[1]	In October 2008, the Board of Directors authorized a $40.0 million share repurchase program, which commenced on December 8, 2008. This repurchase program was completed during December 2009.
Performance Graph
     The following graph compares the cumulative total return to shareholders on our Class B common stock for the period from December 7, 2007, the date our Class B common stock began trading on the NYSE, through December 31, 2009, with the cumulative total return over such period of (i) the Standard and Poor’s 500 Stock Index (the S&P 500 Index) and (ii) the Morgan Stanley Healthcare Payor Index (the MSHP Index). For illustrative purposes, the graph assumes an investment of $100 on December 7, 2007 in each of our Class B common stock, the S&P 500 Index and the MSHP Index. The performance graph is not necessarily indicative of future performance.

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

	Period Ending
Index	12/07/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09

Triple-S Management Corporation	100.00	133.40	107.92	75.91	102.90	116.17
S&P 500	100.00	97.59	85.07	60.03	61.10	74.11
Morgan Stanley Healthcare Payor Index	100.00	100.38	58.66	45.37	52.42	69.59

Item 6. Selected Financial Data
Statement of Earnings Data

(Dollar amounts in millions, except per share data)
Years ended December 31,	2009	2008	2007	2006 (1)	2005

Premiums earned, net	$1,876.1	$1,695.5	$1,483.6	$1,511.6	$1,380.2
Administrative service fees	48.6	19.2	14.0	14.1	14.4
Net investment income	52.1	56.2	47.2	42.7	29.1

Total operating revenues	1,976.8	1,770.9	1,544.8	1,568.4	1,423.7

Net realized investments gains (losses)	0.6	(13.9)	5.9	0.8	7.2
Net unrealized investment gain (loss) on trading securities	10.5	(21.1)	(4.1)	7.7	(4.7)
Other income (expense), net	1.3	(2.5)	3.2	2.3	3.7

Total revenues	1,989.2	1,733.4	1,549.8	1,579.2	1,429.9

Benefits and expenses:
Claims incurred	1,612.8	1,434.9	1,223.8	1,259.0	1,208.3
Operating expenses	279.4	251.9	237.5	236.1	181.7

Total operating costs	1,892.2	1,686.8	1,461.3	1,495.1	1,390.0

Interest expense	13.3	14.7	15.9	16.6	7.6

Total benefits and expenses	1,905.5	1,701.5	1,477.2	1,511.7	1,397.6

Income before taxes	83.7	31.9	72.6	67.5	32.3
Income tax expense	14.9	7.1	14.1	13.0	3.9

Net income	$68.8	$24.8	$58.5	$54.5	$28.4

Basic net income per share (2):	$2.33	$0.77	$2.15	$2.04	$1.06

Diluted net income per share:	$2.33	$0.77	$2.15	$2.04	$1.06

Dividend declared per common share (3):	$—	$—	$0.82	$0.23	$—

Balance Sheet Data

December 31,	2009	2008	2007	2006 (1)	2005

Cash and cash equivalents	$40.4	$46.1	$240.2	$81.6	$49.0

Total assets	$1,648.7	$1,559.2	$1,659.5	$1,345.5	$1,137.5

Long-term borrowings	$167.7	$169.3	$170.9	$183.1	$150.6

Total stockholders’ equity	$537.8	$485.9	$482.5	$342.6	$308.7

Additional Managed Care Data (4)

Years ended December 31,	2009	2008	2007	2006 (1)	2005

Medical loss ratio	90.0%	88.9%	87.0%	87.6%	90.3%

Operating expense ratio	10.6%	10.5%	11.2%	11.5%	10.8%

Medical membership (period end)	1,347,033	1,195,450	977,190	979,506	1,252,649

(1)	On January 31, 2006 we completed the acquisition of GA Life (now TSV). The results of operations and financial condition of GA Life are included in this table for the period following the effective date of the acquisition.

(2)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 22 of the audited financial consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.

(3)	Shareowners holding qualifying shares were excluded from dividend payment. See note 19 of the audited financial consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.

(4)	Does not reflect inter-segment eliminations.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2009 and 2008, and consolidated results of operations for 2009, 2008 and 2007. This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.
Overview
     We are the largest managed care company in Puerto Rico in terms of membership, with 50 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the Commercial, Reform and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plans (“PDP”)) markets. The Reform is a government of Puerto Rico-funded managed care program for the medically indigent, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Cross and Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands, serve approximately 1.3 million members across all regions of Puerto Rico and hold a leading market position covering approximately 34% of the population. For the years ended December 31, 2009 and 2008 respectively, our managed care segment represented approximately 89.8% and 89.2% of our total consolidated premiums earned, net, and approximately 67.6% and 62.5% of our operating income. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 12% (in terms of premiums written) as of December 31, 2008. Our property and casualty segment had a market share of approximately 9% (in terms of direct premiums) during the nine-month period ended September 30, 2009.
     We participate in the managed care market through our subsidiary, TSS. Our managed care subsidiary is a BCBSA licensee, which provides us with exclusive use of the Blue Cross and Blue Shield brand in Puerto Rico and U.S. Virgin Islands. We offer products to the Commercial, including corporate accounts, federal government employees, local government employees, individual accounts, Medicare Supplement, Reform and Medicare (including Medicare Advantage and PDP) markets.
     We participate in the life insurance market through our subsidiary, TSV, and in the property and casualty insurance market through our subsidiary, TSP. TSV and TSP represented approximately 5.3% and 5.1%, respectively, of our consolidated premiums earned, net for the year ended December 31, 2009 and 17.3% and 10.4%, respectively, of our operating income for that period.
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

	Years ended December 31,
(Dollar amounts in millions)	2009	2008	2007

Premiums earned, net:
Managed care	$1,684.1	$1,513.0	$1,301.8
Life insurance	100.1	92.8	88.9
Property and casualty insurance	96.2	93.8	96.9
Intersegment premiums earned	(4.3)	(4.1)	(4.0)

Consolidated premiums earned, net	$1,876.1	$1,695.5	$1,483.6

Administrative service fees:
Managed care	$51.3	$22.5	$17.2
Intersegment administrative service fees	(2.7)	(3.3)	(3.2)

Consolidated administrative service fees	$48.6	$19.2	$14.0

Operating income:
Managed care	$57.2	$52.6	$57.4
Life insurance	14.6	12.5	10.7
Property and casualty insurance	8.8	13.1	10.7
Intersegment and other	4.0	5.9	4.7

Consolidated operating income	$84.6	$84.1	$83.5

Results of Operations
Revenue
     General. Our revenue consists primarily of (i) premium revenue we generate from our managed care business, (ii) administrative service fees we receive for administrative services provided to self-insured employers (ASO), (iii) premiums we generate from our life insurance and property and casualty insurance businesses and (iv) investment income.
     Managed Care Premium Revenue. Our revenue primarily consists of premiums earned from the sale of managed care products to the Commercial market sector, including corporate accounts, federal government employees, local government employees, individual accounts and Medicare Supplement, as well as to the Medicare Advantage (including PDP) and Reform sectors. We receive a monthly payment from or on behalf of each member enrolled in our managed care plans (excluding ASO). We recognize all premium revenue in our managed care business during the month in which we are obligated to provide services to an enrolled member. Premiums we receive in advance of that date are recorded as unearned premiums.
     Premiums are generally fixed by contract in advance of the period during which healthcare is covered. Our Commercial premiums are generally fixed for the plan year in the annual renewal process throughout the year. Fully-insured Reform contracts typically have one-year terms, at which time, after a bidding process, premiums are fixed for the plan year. Our Medicare Advantage contracts entitle us to premium payments from CMS on behalf of each Medicare beneficiary enrolled in our plans, generally on a per member per month (“PMPM”) basis. We submit rate proposals to CMS in June for each Medicare Advantage product that will be offered beginning January 1 of the subsequent year in accordance with the new competitive bidding process under the MMA. Retroactive rate adjustments are made periodically with respect to our Medicare Advantage plans based on the aggregate health status and risk scores of our plan participants.
     Premium payments from CMS in respect of our Medicare Part D prescription drug plans are based on written bids submitted by us which include the estimated costs of providing the prescription drug benefits.
     Administrative Service Fees. Administrative service fees include amounts paid to us for administrative services provided to self-insured contracts. We provide a range of customer services pursuant to our administrative services only (“ASO”) contracts, including claims administration, billing, access to our provider networks and membership services. Administrative service fees are recognized in the month in which services are provided.
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
     Investment Income and Other Income. Investment income consists of interest income and other income consists of net realized gains (losses) on investment securities. See note 2 to our audited consolidated financial statements.
Expenses
     Claims Incurred. Our largest expense is medical claims incurred, or the cost of medical services we arrange for our members. Medical claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders. We generally pay our providers on one of three bases: (1) fee-for-service contracts based on negotiated fee schedules; (2) capitated arrangements, generally on a fixed PMPM payment basis, whereby the provider generally assumes some of the medical expense risk; and (3) risk-sharing arrangements, whereby we advance a capitated PMPM amount and share the risk of certain medical costs of our members with the provider based on actual experience as measured against pre-determined sharing ratios. Claims incurred also include claims incurred in our life insurance and property and casualty insurance businesses. Each segment’s results of operations depend in significant part on our ability to accurately predict and effectively manage claims and losses. A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period.
     The medical loss ratio (“MLR”), which is calculated by dividing managed care claims incurred by managed care premiums earned, net is one of our primary management tools for measuring these costs and their impact on our profitability. The medical loss ratio is affected by the cost and utilization of services. The cost of services is affected by many factors, in particular our ability to negotiate competitive rates with our providers. The cost of services is also influenced by inflation and new medical discoveries, including new prescription drugs, therapies and diagnostic procedures. Utilization rates, which reflect the extent to which beneficiaries utilize healthcare services, significantly influence our medical costs. The level of utilization of services depends in large part on the age, health and lifestyle of our members, among other factors. As the medical loss ratio is the ratio of claims incurred to premiums earned, net it is affected not only by our ability to contain cost trends but also by our ability to increase premium rates to levels consistent with or above medical cost trends. We use medical loss ratios both to monitor our management of healthcare costs and to make various business decisions, including what plans or benefits to offer and our selection of healthcare providers.
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
     In July 1, 2009, our subsidiary TSS completed the acquisition of certain managed care assets of La Cruz Azul de Puerto Rico, including members. As of December 31, 2009, the membership attributable to this transaction was 108,502.
     The following table sets forth selected membership data as of the dates set forth below:

	As of December 31,
	2009	2008	2007

Commercial (1)	737,286	592,723	574,251
Reform(2)	540,142	527,447	353,694
Medicare (3)	69,605	75,280	49,245

Total	1,347,033	1,195,450	977,190

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

(2)	Includes rated and self-funded members.

(3)	Includes Medicare Advantage as well as stand-alone PDP plan membership.

Consolidated Operating Results
     The following table sets forth our consolidated operating results for the years ended December 31, 2009, 2008 and 2007.

(Dollar amounts in millions)	2009	2008	2007

Years ended December 31,
Revenues:
Premiums earned, net	$1,876.1	$1,695.5	$1,483.6
Administrative service fees	48.6	19.2	14.0
Net investment income	52.1	56.2	47.2

Total operating revenues	1,976.8	1,770.9	1,544.8
Net realized investment gains (losses)	0.6	(13.9)	5.9
Net unrealized investment gain (loss) on trading securities	10.5	(21.1)	(4.1)
Other income (expense), net	1.3	(2.5)	3.2

Total revenues	1,989.2	1,733.4	1,549.8

Benefits and expenses:
Claims incurred	1,612.8	1,434.9	1,223.8
Operating expenses	279.4	251.9	237.5

Total operating costs	1,892.2	1,686.8	1,461.3
Interest expense	13.3	14.7	15.9

Total benefits and expenses	1,905.5	1,701.5	1,477.2

Income before taxes	83.7	31.9	72.6

Income tax expense	14.9	7.1	14.1

Net income	$68.8	$24.8	$58.5

Year ended December 31, 2009 compared with the year ended December 31, 2008
Operating Revenues
     Consolidated premiums earned, net increased by $180.6 million, or 10.7%, to $1.88 billion during the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was primarily due to an increase in the premiums earned, net in our managed care segment, primarily from growth in Commercial membership, reflecting, in large part, the LCA transaction, as well as higher premium rates across all businesses.
     The increase in the administrative service fees of the managed care segment of $29.4 million in the 2009 period is attributed to a higher self-insured member months enrollment. Increase is mostly due to the fact that TSS was granted the contract for the Reform’s Metro-North region, which began on November 2008 on an ASO basis and added approximately 190,000 members to our enrollment, as well as new members enrolled in our Commercial business principally as the result of the aforementioned LCA transaction.
     Consolidated net investment income decreased by $4.1 million, or 7.3%, to $52.1 million during the year ended December 31, 2009. This decrease is attributed to a lower yield in investments acquired during the period.
Net Realized Investment Gains
     Consolidated net realized investment gains of $0.6 million during the year ended December 31, 2009 are the result of net realized gains from the sale of fixed income and equity securities amounting to $7.7 million. The net realized gains were offset in part by $7.1 million of other-than-temporary impairments related to fixed income and equity securities.
Net Unrealized Gains on Trading Securities and Other Income, Net
     The combined balance of our consolidated net unrealized gain on trading securities and other income, net increased by $35.4 million, to $11.8 million during the year ended December 31, 2009. This increase is attributable to an increase in the fair value of our trading securities portfolio and in the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes; both fluctuations are due to general market fluctuations. The unrealized gain experienced on our trading portfolio represents a combined increase of 29.0% in the market value of the portfolio, which compares favorably with the changes experienced by the comparable indexes; the Standard and Poor’s 500 Index increased by 23.5% and the Russell 1000 Growth increased by 34.8%.
Claims Incurred
     Consolidated claims incurred during the year ended December 31, 2009 increased by $177.9 million, or 12.4%, to $1.61 billion when compared to the claims incurred during the year ended December 31, 2008. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment and MLR. The consolidated loss ratio increased by 1.4 percentage points to 86.0%, primarily due to higher utilization trends in the managed care segment and the effect of reserve developments, offset by the risk score premium adjustment in the Medicare business.
Operating Expenses
     Consolidated operating expenses during the year ended December 31, 2009 increased by $27.5 million, or 10.9%, to $279.4 million as compared to the operating expenses during the year ended December 31, 2008. This increase is primarily attributed to a higher volume of business, particularly in our managed care segment as a result of the Metro-North region which began in November 2008, the LCA transaction and the increased volume in the Medicare and Commercial businesses. In addition, an accrual for litigation expense of approximately $7.5 million was recorded during the 2009 period, partially offset by the effect in this period of $3.6 million related to the settlement of an insurance recovery of legal expenses. The consolidated operating expense ratio decreased by 0.2 percentage points to 14.5%.
Income tax expense
     Consolidated income tax expense during the year ended December 31, 2009 increased by $7.8 million to $14.9 million as compared to the income tax expense during the year ended December 31, 2008. The effective tax rate decreased by 4.5 percentage points to 17.8% primarily due to the use of tax credits during the 2009 period, the increase in the weight of exempt income as compared to the taxable income and a higher taxable income in the Life segment, which is taxed at a lower rate.
Year ended December 31, 2008 compared with the year ended December 31, 2007
Operating Revenues
     Consolidated premiums earned, net increased by $211.9 million, or 14.3%, to $1.69 billion during the year ended December 31, 2008 compared to the year ended December 31, 2007. This increase was primarily due to an increase in the premiums earned, net in our managed care segment, principally due to a higher volume in the Medicare Advantage business and general increases in premium rates.
     The administrative service fees of the managed care segment increased by $5.2 million, or 37.1%, to $19.2 million for the year ended December 31, 2008, mostly as the result of a higher member months enrollment that is mainly attributed to the contract for the Reform’s Metro-North region, which we began servicing on November 1, 2008 on an ASO basis.
     Consolidated net investment income presented an increase of $9.0 million, or 19.1%, to $56.2 million during the year ended December 31, 2008. This increase is attributed to a higher yield in 2008 as well as to a higher balance of invested assets.
Net Realized Investment Losses
     Consolidated net realized investment losses of $13.9 million during the year ended December 31, 2008 are primarily the result of other-than-temporary impairments related to equity and fixed income securities amounting to $16.5 million due to other-than-temporary impairments in three equity mutual funds that replicate the Russell 1000, Standard & Poor’s 500 and EAFE indexes, as well as for certain perpetual preferred securities. The other-than-temporary impairments were offset in part by $2.6 million of net realized gains from the sale of fixed income and equity securities.

Net Unrealized Loss on Trading Securities and Other Income (Expense), Net
     The combined balance of our consolidated net unrealized loss on trading securities and other income (expense), net was a loss of $23.6 million during the year ended December 31, 2008, an increase of $22.7 million, as compared to the combined loss of $0.9 million in 2007. This increase is attributable to the net result of the unrealized loss on the trading portfolio, together with a decrease the fair value of the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes amounting to $4.7 million due to general market conditions. The unrealized loss experienced on trading securities represents a decrease of 36.7% and 35.8% in TSS and 36.8% in TSP in the fair value of the portfolio, which is lower than the decrease experienced by the comparable indexes of 37.0% in the S&P 500 and 38.44% in the Russell 1000 Growth. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
     Consolidated claims incurred during the year ended December 31, 2008 increased by $211.1 million, or 17.2%, to $1.43 billion when compared to the claims incurred during the year ended December 31, 2007. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment and utilization trends. The consolidated loss ratio increased by 2.1 percentage points, to 84.6% in the 2008 period, primarily due to higher utilization trends in the managed care segment for the period, particularly in the Medicare Advantage business.
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
Income tax expense
     The decrease in consolidated income tax expense during the year ended December 31, 2008 is primarily the result of the lower income before tax during the period. The consolidated effective tax rate for the 2008 period reflects an increase of 2.9 percentage points to 22.3% in 2008, mostly due to a lower 2007 deferred tax expense in the property and casualty insurance segment resulting from changes in its effective tax rate.

Managed Care Operating Results
     We offer our products in the managed care segment to three distinct market sectors in Puerto Rico: Commercial, Reform and Medicare (including Medicare Advantage and PDP). For the year ended December 31, 2009, the Commercial sector represented 43.8% and 11.2% of our consolidated premiums earned, net and operating income, respectively. During the same period the Reform sector represented 18.6% and 22.5%, of our consolidated premiums earned, net and our operating income, respectively. Premiums earned, net and operating income generated from our Medicare contracts (including PDP) during the year ended December 31, 2009 represented 27.4% and 33.9%, respectively, of our consolidated earned premiums, net and operating income, respectively.

(Dollar amounts in millions)	2009	2008	2007

Operating revenues:
Medical premiums earned, net:
Commercial	$822.1	$734.2	$718.7
Reform	348.1	340.1	327.5
Medicare	513.9	438.7	255.6

Medical premiums earned, net	1,684.1	1,513.0	1,301.8
Administrative service fees	51.3	22.5	17.2
Net investment income	21.6	23.1	19.7

Total operating revenues	1,757.0	1,558.6	1,338.7

Medical operating costs:
Medical claims incurred	1,515.2	1,345.4	1,133.2
Medical operating expenses	184.6	160.6	148.1

Total medical operating costs	1,699.8	1,506.0	1,281.3

Medical operating income	$57.2	$52.6	$57.4

Additional data:
Member months enrollment:
Commercial:
Fully-insured	5,421,586	4,947,854	4,983,980
Self-funded	2,726,036	2,049,140	1,930,850

Total Commercial member months	8,147,622	6,996,994	6,914,830
Reform:
Fully-insured	4,016,332	4,101,905	4,262,248
Self-funded	2,321,144	376,975	—

Total Reform member months	6,337,476	4,478,880	4,262,248
Medicare:
Medicare Advantange	742,666	727,274	416,512
Stand-alone PDP	117,700	127,658	137,528

Total Medicare member months	860,366	854,932	554,040

Total member months	15,345,464	12,330,806	11,731,118

Medical loss ratio	90.0%	88.9%	87.0%
Operating expense ratio	10.6%	10.5%	11.2%

Year ended December 31, 2009 compared with the year ended December 31, 2008
Medical Operating Revenues
     Medical premiums earned for the year ended December 31, 2009 increased by $171.1 million, or 11.3%, to $1.68 billion when compared to the medical premiums earned during the year ended December 31, 2008. This increase is principally the result of the following:
•	Medical premiums generated by the Commercial business increased by $87.9 million, or 12.0%, to $822.1 million during the year ended December 31, 2009. This fluctuation is primarily the result of an increase in member months enrollment of 473,732, or 9.6%, and higher average premium rates per member of approximately 2.9%. Increase in member months was mainly attributed to new members acquired from LCA effective July 1, 2009, which represented 49.1% of the increase in member months enrollment during this period, and to new groups acquired during the period.

•	Medical premiums generated by the Medicare business increased during the year ended December 31, 2009 by $75.2 million, or 17.1%, to $513.9 million, primarily due to higher average premium rates by approximately 11% and an increase in member months enrollment of 5,434 or 0.6%. The fluctuation in member months is the net result of an increase of 15,392, or 2.1%, in the membership of our Medicare Advantage products and a decrease of 9,958, or 7.8%, in the membership of our PDP product. In addition, the premiums for the year ended December 31, 2009 include the net effect of approximately $8.7 million in adjustments related to CMS final risk score adjustment for 2008. The premiums for the year ended December 31, 2008 include the net effect of approximately $1.4 million related to CMS final risk score adjustments for 2007.

•	Medical premiums earned in the Reform business increased by $8.0 million, or 2.4%, to $348.1 million during the year ended December 31, 2009. This fluctuation is due to an increase in premium rates, effective July 1, 2008, of approximately 10%, offset in part by a lower member months enrollment in the Reform’s fully-insured membership by 85,573, or 2.1% and premium adjustments of approximately $8.3 million to provide for unresolved reconciling items with the government of Puerto Rico.
     Administrative service fees increased by $28.8 million, to $51.3 million during the 2009 period, mainly due to an increase in self-funded member months enrollment of 2,621,065. Such increase is mainly the result of the contract obtained to administer the Reform’s Metro-North region, which began on an ASO basis on November 1, 2008, new ASO Commercial contracts effective January 1, 2009, as well as the ASO members from the contracts acquired from LCA. In addition, as the result of the savings achieved in the Metro-North region, during 2009 we recognized a performance incentive of approximately $6.0 million. Total ASO member months enrollment for the Metro-North region and LCA for the year ended December 31, 2009 totaled 2,321,144 and 469,530, respectively.
Medical Claims Incurred
     Medical claims incurred during the year ended December 31, 2009 increased by $169.8 million, or 12.6%, to $1.52 billion, when compared to the year ended December 31, 2008. The MLR of the segment increased by 1.1 percentage points during the 2009 period, to 90.0%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Commercial business increased by $99.3 million during the 2009 period and its MLR increased by 2.8 percentage points during the year ended December 31, 2009. The increase in claims was partially attributed to the increase in members. The increase in the MLR is primarily due to the effect of prior period reserve developments in the 2009 and 2008 periods and higher utilization trends. Excluding the effect of prior period reserve developments, the MLR increased by 1.6 percentage points. This variance in the MLR is due to a higher than expected claims experience in the local government employees’ policy, mainly in the utilization of pharmacy and in-patient benefits, and the effect of the AH1N1 flu of approximately $4.4 million, or 0.5 percentage points.

•	The medical claims incurred of the Medicare business increased by $59.2 million during the 2009 period primarily due to the higher member months enrollment of this business. The MLR for the year ended December 31, 2009 was 88.1%, 1.6 percentage points lower than 2008. The reduction in MLR is attributed to the effect of risk score premium adjustments recorded during this period, as well as premium rate increases and lower utilization trends. Excluding the effect of prior period reserve developments in the 2009 and 2008 periods, as well as premium adjustments, the MLR decreased by 4.7 percentage points, mostly due to the effect of lower medical costs resulting from an improvement in utilization trends and premium rate increases effective January 1, 2009.

•	The medical claims incurred of the Reform business increased by $11.3 million and its MLR increased by 1.2 percentage points during the year ended December 31, 2009. The increase in MLR is primarily due to reserve development in the 2009 and 2008 periods and the effect of the premium adjustments to provide for unresolved reconciling items with the government of Puerto Rico. Such increase is also a result of the extension during 2009 of the current Reform contracts to all the participating insurance companies without the re-negotiation of premium rates. In addition, during 2008 we recognized a retroactive adjustment due to a reduction in capitation rates. Excluding the effect of these items in the 2009 and 2008 periods the MLR increased by 1.9 percentage points.

Medical Operating Expenses
     Medical operating expenses for the year ended December 31, 2009 increased by $24.0 million, or 14.9%, to $184.6 million when compared to the year ended December 31, 2008. This increase is mainly due to the higher volume of business of the segment, associated to the higher member months enrollment, as well as to the operating costs related to the administration of the Metro-North region and the acquisition and administration of the LCA customers. In addition, an accrual for litigation expense of approximately $7.5 million was recorded during the 2009 period, partially offset by the effect in this period of $3.6 million related to the settlement of an insurance recovery of legal expenses. The segment’s operating expenses ratio increased by 0.1 percentage points, from 10.5% in 2008 to 10.6% in 2009.
Year ended December 31, 2008 compared with the year ended December 31, 2007
Medical Operating Revenues
     Medical premiums earned during 2008 increased by $211.2 million, or 16.2%, to $1.51 billion when compared to earned premiums during 2007. This increase is principally the result of the following:
•	Medical premiums generated by the Medicare business increased by $183.1 million, or 71.6%, to $438.7 million, primarily due to an increase in member months enrollment of 300,892, or 54.3%, and a change in the mix of products. The increase in member months is the net result of an increase of 310,762, or 74.6%, in the membership of our Medicare Advantage products, mainly in dual eligible members, and a decrease of 9,870, or 7.2%, in the membership of our PDP product.

•	Medical premiums generated by the Commercial business increased by $15.5 million, or 2.2%, to $734.2 million during 2008. This fluctuation is primarily the net result of an increase in the average premium rates of approximately 4.4%, offset in part by a decrease in fully-insured member months enrollment of 36,126 or 0.7%.

•	Medical premiums earned of the Reform business increased by $12.6 million, or 3.8%, to $340.1 million during 2008. This fluctuation is primarily due to the increases in premium rates of approximately 10% effective on July 1, 2008 and of 8.6% during 2007, partially offset by a decrease in member months enrollment of 160,343, or 3.8%.
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
Medical Claims Incurred
     Medical claims incurred during the year ended December 31, 2008 increased by $212.2 million, or 18.7%, to $1.35 billion when compared to the year ended December 31, 2007. The MLR increased 1.9 percentage points during 2008, to 88.9%. These fluctuations are primarily attributed to the effect of the following:
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
Life Insurance Operating Results

(Dollar amounts in millions)	2009	2008	2007

Years ended December 31,
Operating revenues:
Premiums earned, net
Premiums earned, net	$106.2	$100.1	$97.4
Premiums earned ceded	(6.1)	(7.6)	(8.8)

Net premiums earned	100.1	92.5	88.6
Commission income on reinsurance	—	0.3	0.3

Premiums earned, net	100.1	92.8	88.9
Net investment income	16.8	16.5	15.0

Total operating revenues	116.9	109.3	103.9

Operating costs:
Policy benefits and claims incurred	50.3	47.4	45.7
Underwriting and other expenses	52.0	49.4	47.5

Total operating costs	102.3	96.8	93.2

Operating income	$14.6	$12.5	$10.7

Additional data:
Loss ratio	50.2%	51.1%	51.4%
Expense ratio	51.9%	53.2%	53.4%

Year ended December 31, 2009 compared with the year ended December 31, 2008
Operating Revenues
     Premiums earned, net for the segment increased by $7.3 million, or 7.9%, to $100.1 million during the year ended December 31, 2009 as compared to the year ended December 31, 2008, primarily as the result of higher sales in the Cancer and Home Service lines of business during the period, offset in part by a lower sales in the Group Life and Disability business.
Policy Benefits and Claims Incurred
     Policy benefits and claims incurred during the year ended December 31, 2009 increased by $2.9 million, or 6.1%, to $50.3 million during the year ended December 31, 2009. This fluctuation is primarily the result of the segments increased volume in the Cancer and Home Service lines of business and a higher amount of claims incurred in the Ordinary Life business, partially offset by a lower volume and claims experience in the Group Life line of business. The segment also experienced an increase in the change of the liability for future policy benefits. The segment’s loss ratio decreased by 0.9 percentage points, to 50.2% during the year ended December 31, 2009.

Underwriting and Other Expenses
     Underwriting and other expenses for the segment increased by $2.6 million, or 5.3%, to $52.0 million during the year ended December 31, 2009 primarily the result of the higher volume of business of this segment. The segment’s operating expense ratio decreased by 1.3 percentage points, to 51.9% during the 2009 period.
Year ended December 31, 2008 compared with the year ended December 31, 2007
Operating Revenues
     Premiums earned, net for the segment increased by $3.9 million, or 4.4%, to $92.8 million during the year ended December 31, 2008 as compared to the year ended December 31, 2007, primarily as the result of higher sales in the Cancer and Home Service lines of business during 2008.
Policy Benefits and Claims Incurred
     Policy benefits and claims incurred during the year ended December 31, 2008 increased by $1.7 million, or 3.7%, to $47.4 million in 2008. This increase is primarily the result of an increase in claims incurred in the Disability and Cancer lines of business. Despite the higher claim experience, as a result of the increased volume of premiums, the segment experienced a lower loss ratio by 0.3 percentage points, to 51.1%.
Underwriting and Other Expenses
     Underwriting and other expenses for the segment increased by $1.9 million, or 4.0%, to $49.4 million during the year ended December 31, 2008 primarily as a result of higher net commissions attributable to new business. The segment’s operating expense ratio decreased by 0.2 percentage points during 2008, from 53.4% in 2007 to 53.2% in 2008.
Property and Casualty Insurance Operating Results

(Dollar amounts in millions)	2009	2008	2007

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$163.3	$168.0	$170.9
Premiums ceded	(67.5)	(72.1)	(69.1)
Change in unearned premiums	0.4	(2.1)	(4.9)

Premiums earned, net	96.2	93.8	96.9
Net investment income	11.7	12.5	11.8

Total operating revenues	107.9	106.3	108.7

Operating costs:
Claims incurred	47.3	42.1	44.9
Underwriting and other operating expenses	51.8	51.1	53.1

Total operating costs	99.1	93.2	98.0

Operating income	$8.8	$13.1	$10.7

Additional data:
Loss ratio	49.2%	44.9%	46.3%
Expense ratio	53.8%	54.5%	54.8%
Combined ratio	103.0%	99.4%	101.1%

Year ended December 31, 2009 compared with the year ended December 31, 2008
Operating Revenues
     Total premiums written during the year ended December 31, 2009 decreased by $4.7 million, or 2.8%, to $163.3 million. This fluctuation is primarily due to a decrease in premiums written in the Commercial Auto, Dwelling and Property Mono-line, Commercial Multi-peril and Builder’s Risk lines of business insurance policies of approximately $10.0 million, offset in part by increases in the General Liability and Personal Auto lines of business. The commercial business continues under soft market conditions, thus reducing premiums and increasing competition for renewals and new business. Also, the lower activity in auto and mortgage loan originations and in construction, due to the economic slowdown, has affected the volume in the market.
     Premiums ceded to reinsurers during the year ended December 31, 2009 decreased by approximately $4.6 million, or 6.4%, to $67.5 million. The ratio of premiums ceded to premiums written decreased by 1.6 percentage points, to 41.3% in 2009. This fluctuation was the result of the a reduction of reinsurance cessions in quota share contracts for commercial and personal property insurance risks of 5.0% and 7.2%, respectively. This decrease is offset in part by the increase in the cost of non-proportional insurance treaties.
     The change in unearned premiums presented an increase of $2.5 million, to $0.4 million during the year ended December 31, 2009, primarily as the result of the lower volume of premiums written.
Claims Incurred
     Claims incurred during the year ended December 31, 2009 increased by $5.2 million, or 12.4%, to $47.3 million. The loss ratio increased by 4.3 percentage points, to 49.2% during the year ended December 31, 2009, primarily due to an unfavorable loss experience in the Commercial Multi-peril, Dwelling and Property Mono-line, and Personal Auto insurance.
Underwriting and Other Expenses
     Underwriting and other operating expenses for the year ended December 31, 2009 increased by $0.7 million, or 1.4%, to $51.8 million. This increase is primarily due to an increase in net commissions due to lower reinsurance commissions received during the year. The operating expense ratio decreased by 0.7 percentage points during the same period, to 53.8% in 2009.
Year ended December 31, 2008 compared with the year ended December 31, 2007
Operating Revenues
     Total premiums written during the year ended December 31, 2008 decreased by $2.9 million, or 1.7%, to $168.0 million. This fluctuation is mostly due to the decrease in the premiums written for the Commercial Auto and Inland Marine insurance policies amounting to $7.3 million. These decreases were partially offset by increases in the Commercial Multi-peril and Dwelling and Property Mono-line insurance policies of $4.4 million. The commercial products are under soft market conditions reducing premiums and increasing competition for renewals and new business. The auto insurance products have been affected by lower economic activity in sales and auto loan originations.
     Premiums ceded to reinsurers increased by $3.0 million, or 4.3%, to $72.1 million during the year ended December 31, 2008. The ratio of premiums ceded to premiums written increased by 2.5 percentage points, 42.9% in 2008, primarily due to the effect of non-proportional reinsurance treaties in relation to the level of premiums written as well as to the mix of business. The cost of non-proportional treaties is negotiated for the whole year based on expected premium volume; however, since volume for the year was lower than expected, the cost of reinsurance as a percentage of premiums was higher.
     The change in unearned premiums presented an increase of $2.8 million when compared to the prior year as the result of the lower volume of business written during the period.
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
Liquidity and Capital Resources
Cash Flows
     A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(dollar amounts in millions)	2009	2008	2007

Years ended December 31,
Sources of cash:
Net cash provided by operating activities	$72.6	$—	$115.9
Net proceeds from investments sold	—	—	1.0
Proceeds from annuity contracts	4.3	8.0	6.1
Net proceeds from initial public offering	—	—	70.3
Other	—	18.3	—

Total sources of cash	76.9	26.3	193.3

Uses of cash:
Net cash used in operating activities	—	(3.0)	—
Net purchases of investment securities	(17.3)	(178.6)	—
Capital expenditures	(18.7)	(22.4)	(9.4)
Dividends	—	—	(2.4)
Payments of long-term borrowings	(1.6)	(1.6)	(12.1)
Surrenders of annuity contracts	(7.1)	(7.1)	(7.4)
Repurchase and retirement of common stock	(32.3)	(7.6)	—
Other	(5.6)	—	(3.4)

Total uses of cash	(82.6)	(220.3)	(34.7)

Net (decrease) increase in cash and cash equivalents	$(5.7)	$(194.0)	$158.6

Year ended December 31, 2009 compared to year ended December 31, 2008
     Cash flows from operating activities increased by $75.6 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008, principally due to the effect of increase in premiums collections by $248.8 million, offset in part by increases claims paid and cash paid to suppliers and employees amounting of $127.8 million and $43.8 million, respectively. The increase in premiums collected is the result of a higher member months enrollment, mainly in the Medicare and Commercial businesses, particularly after the acquisition by TSS of LCA’s membership. Also, the amount of premiums collected last year would have been higher when considering the $22.8 million of managed care premiums collected in December 2007 but corresponding to January 2008. The fluctuation in claims paid is primarily the result of the higher volume and increased utilization trends in our managed care segment, particularly in the Medicare and Commercial businesses.
     Net acquisition of investment securities decreased by $161.3 million during the year ended December 31, 2009, principally as the result the effect of purchases of investments with trade date in December 2007 and a settlement date in January 2008, amounting to $117.5 million and cash used in financing activities.

     The decrease in the other sources (uses) of cash of $23.9 million is attributed to changes in the amount of outstanding checks over bank balances in the 2009 period.
     Capital expenditures increased by $3.7 million as a result of the capitalization of costs related to the implementation of the new system in our managed care segment.
     The net proceeds from policyholder deposits decreased by $3.7 million during the year ended December 31, 2009 primarily due to the lower deposits received during the period.
     On December 8, 2008 we announced the immediate commencement of a $40.0 million share repurchase program. We paid approximately $26.1 million under the stock repurchase program during the year ended December 31, 2009.
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
Financing and Financing Capacity
     We have several short-term facilities available to address timing differences between cash receipts and disbursements. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of December 31, 2009, we had $85.0 million of available credit under these facilities. There were no outstanding short-term borrowings under these facilities as of December 31, 2009.
     As of December 31, 2009, we had the following senior unsecured notes payable:
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

•	On September 30, 2004, TSS issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes). The 6.3% notes are unconditionally guaranteed as to payment of principal and interest by us. The notes were privately placed to various institutional accredited investors. The notes pay interest semiannually until the principal becomes due and payable. These notes can be prepaid after five years at par, in whole or in part, as determined by TSS. Most of the proceeds obtained from this issuance were used to repay $37.0 million of short-term borrowings. The remaining proceeds were used for general business purposes.
     The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain non-financial covenants. At December 31, 2009, we and TSS, as applicable, are in compliance with these covenants.
     In addition, as of December 31, 2009 we are a party to a secured term loan with a commercial bank, FirstBank Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayment of $0.1 million. As of December 31, 2009, this secured loan had an outstanding balance of $22.7 million and an average annual interest rate of 1.66%.
     This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain non-financial covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of December 31, 2009, we are in compliance with these covenants. Failure to meet these non-financial covenants may trigger the accelerated payment of the secured loan’s outstanding balances. Principal repayments on this loan are expected to be paid out from our operating and investing cash flows.
     We were also a party to another secured loan whose outstanding balance of $10.5 million was repaid upon its maturity on August 1, 2007.
     We anticipate that we will have sufficient liquidity to support our currently expected needs.
Planned Capital Expenditures
     During 2005, our managed care business began a project to change a significant part of its operations computer system. This project is expected to be carried out in phases until 2012 at a cost of approximately $64.0 million. Our managed care business expects to incur costs of approximately $26.6 million during 2010. We estimate that $14.3 million of the costs expected to be incurred in 2009 will be capitalized over the system’s useful life and the remaining amount will be expensed. This amount is expected to be paid out of the operating cash flows of our managed care business.
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
     The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, and excludes an estimate of the future cash outflows related to the following liabilities:
•	Unearned premiums – This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow. As of December 31, 2009, we had $108.3 million in unearned premiums.

•	Policyholder deposits – The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain. There are currently no significant policyholder deposits in paying status. As of December 31, 2009, our policyholder deposits had a carrying amount of $47.6 million.

•	Other long-term liabilities – Due to the indeterminate nature of their cash outflows, $57.3 million of other long-term liabilities are not reflected in the following table, including $41.0 million of liability for pension benefits and $13.0 million in liabilities to the Federal Employees’ Health Benefits Plan Program.

		Contractual obligations by year
(Dollar amounts in millions)	Total	2010	2011	2012	2013	2014	Thereafter

Long-term borrowings (1)	$270.0	$11.4	$11.4	$11.3	$11.3	$11.3	$213.3
Operating leases	20.1	4.6	3.3	2.2	1.7	1.6	6.7
Purchase obligations (2)	148.8	146.6	1.6	0.4	0.2	—	—
Claim liabilities (3)	360.4	241.4	68.6	14.5	13.2	6.7	16.0
Estimated obligation for future policy benefits (4)	1,038.3	77.3	67.0	62.3	58.9	55.9	716.9

	$1,837.6	$481.3	$151.9	$90.7	$85.3	$75.5	$952.9

(1)	As of December 31, 2009, our long-term borrowings consist of our managed care subsidiary’s 6.3% senior unsecured notes payable (which are unconditionally guaranteed as to payment of principal, premium, if any, and interest by us), our 6.6% senior unsecured notes payable, our 6.7% senior unsecured notes payable, and a loan payable to a commercial bank. Total contractual obligations for long-term borrowings include the current maturities of long term debt. For the 6.3%, 6.6% and 6.7% senior unsecured notes, scheduled interest payments were included in the total contractual obligations for long-term borrowings until the maturity dates of the notes in 2019, 2020, and 2021, respectively. We may redeem the notes starting five years after issuance; however no redemption is considered in this schedule. The interest payments related to our loan payable were estimated using the interest rate applicable as of December 31, 2009. The actual amount of interest payments of the loans payable will differ from the amount included in this schedule due to the loans’ variable interest rate structure. See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.

(2)	Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction. Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above. Estimated pension plan contributions amounting to $7.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.

(3)	Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses. This amount does not include an estimate of claims to be incurred subsequent to December 31, 2009. The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future. Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $30.7 million of reserves had been ceded at December 31, 2009.

(4)	Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy. We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns. The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type. All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2009 and are gross of any reinsurance recoverable. The $1,038.3 million total estimated cash flows for all years in the table is different from the liability of future policy benefits of $222.6 million included in our audited consolidated financial statements principally due to the time value of money. Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.
Restriction on Certain Payments by the Corporation’s Subsidiaries
     Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the “Commissioner of Insurance of Puerto Rico”). These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by the insurance subsidiaries to TSM. As of December 31, 2009, our insurance subsidiaries were in compliance with such minimum capital requirements.
     Since 2009, local insurers and health organizations are required by the Insurance Code to submit to the Commissioner of Insurance Puerto Rico RBC reports following the NAIC’s RBC Model Act and accordingly are subject to the relevant measures and actions as required based on their capital levels in relation to the determined risk based capital. In February 2010 Insurance Regulation No. 92 entered into effect establishing guidelines to implement the RBC requirements. Rule 92 provides for a gradual compliance and a five-year transition period, including dividend payment restriction and exemption to comply with requirements.
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
Solvency Regulation
     To monitor the solvency of the operations, the BCBSA requires us and our managed care subsidiary to comply with certain specified levels of RBC. RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio). The RBC ratio reflects the risk profile of insurance companies. At December 31, 2009, both we and our managed care subsidiary’s estimated RBC ratio were above the 200% of our RBC required by the BCBSA and the 375% of our RBC level required by the BCBSA to avoid monitoring.
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
     Based on the information currently known by our management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have a material adverse effect on our financial position, results of operations and cash flows. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could, from time to time, have an adverse effect on our operating results and/or cash flows. See “Item 3. Legal Proceedings”.
Guarantee Associations
     To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared to be insolvent. These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged. During the years ended December 31, 2009, 2008 and 2007, no assessment or payment was made in connection with insurance companies declared insolvent. It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.
     Pursuant to the Puerto Rico Insurance Code, our property and casualty insurance subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED) and of the Sindicato de Aseguradores de Responsabilidad Profesional para Médicos. Both syndicates were organized for the purpose of underwriting medical-hospital professional liability insurance. As a member, the property and casualty insurance segment shares risks with other member companies and, accordingly, is contingently liable in the event the previously mentioned syndicates cannot meet their obligations. During 2009, 2008 and 2007, no assessment or payment was made for this contingency. It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.
     In addition, pursuant to Article 12 of Rule LXIX of the Insurance Code, our property and casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association). The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998. As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code. During the years 2009, 2008 and 2007, the Association distributed the Company a dividend based on the good experience of the business amounting to $1.2 million, $1.1 million and $1.0 million, respectively.
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

Claim Liabilities
     Claim liabilities by segment as of December 31, 2009 were as follows:

			Property and
	Managed	Life	Casualty
(Dollar amounts in millions)	Care	Insurance	Insurance	Consolidated

Claims processed and incomplete (1)	$106.0	$31.6	$48.5	$186.1
Unreported losses (2)	125.6	8.2	21.2	155.0
Unpaid loss-adjustment expenses (3)	4.8	0.3	14.2	19.3

	$236.4	$40.1	$83.9	$360.4

(1)	The liability for claims processed and incomplete represents those claims that have been incurred and reported to us that remain unpaid as of the balance sheet date. This amount includes claims that have been investigated and adjusted but have not been paid as well as those reported claims that have not gone through the investigation and adjustment process.

(2)	The liability for estimated unreported losses is the amount needed to provide for the estimated ultimate cost of settling those claims related to insured events that have occurred but have not been reported to us.

(3)	The liability for unpaid loss-adjustment expenses is the amount needed to provide for the estimated ultimate cost required to investigate and adjust claims related to insured events that have occurred as of the balance sheet date, whether or not the claims have been reported to us at that date.
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
     We recognize claim liabilities as follows:
Managed Care Segment
     At December 31, 2009, claim liabilities for the managed care segment amounted to $236.4 million and represented 65.6% of our total consolidated claim liabilities and 21.5% of our total consolidated liabilities.
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
     As described above, completion factors and claims trend factors can have a significant impact on determination of our claim liabilities. The following example provides the estimated impact on our December 31, 2009 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:
     (Dollar amounts in millions)

Completion Factor[1]		Claims Trend Factor[2]
(Decrease) Increase		(Decrease) Increase
	In unpaid claim	In claims trend	In unpaid claim
In completion factor	liabilities	factor	liabilities

(0.6)%	$10.5	(0.75)%	$10.5
(0.4)%	7.0	(0.50)%	7.0
(0.2)%	3.5	(0.25)%	3.5
0.2%	(3.5)	0.25%	(3.5)
0.4%	(6.9)	0.50%	(7.0)
0.6%	(10.4)	0.75%	(10.5)

(1)	Assumes (decrease) increase in the completion factors for the most recent twelve months.

(2)	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.

     The segments’ reserving practice is to consistently recognize the actuarial best estimate as the ultimate liability for claims within a level of confidence required by actuarial standards. Management believes that the methodology for determining the best estimate for claim liabilities at each reporting date has been consistently applied.
     Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year-end are continually reviewed and re-estimated as information regarding actual claims payments, or run-out becomes known. This information is compared to the originally established year-end liability. Negative amounts reported for incurred claims related to prior years result from claims being settled for amounts less than originally estimated. The reverse is true of reserve shortfalls. Medical claim liabilities are usually described as having a “short tail: which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 95%, of any redundancy or shortfall relates to claims incurred in the previous calendar year-end, with the remaining 5% related to claims incurred prior to the previous calendar year-end. Management has not noted any significant emerging trends in claim frequency and severity and the normal fluctuations in enrollment and utilization trends from year to year.
     The following table shows the variance between the segment’s incurred claims for current period insured events and the incurred claims for such years had they been determined retrospectively (the “Incurred claims related to current period insured events” for the year shown plus or minus the “Incurred claims related to prior period insured events” for the following year as included in note 10 to the audited consolidated financial statements). This table shows that the segments’ estimates of this liability have approximated the actual development.

(Dollar amounts in millions	2008	2007	2006

Years ended December 31,
Total incurred claims:
As reported (1)	$1,348.9	$1,156.8	$1,184.3
On a retrospective basis	1,352.0	1,149.2	1,160.7

Variance	$(3.1)	$7.6	$23.6

Variance to total incurred claims as reported	-0.2%	0.7%	2.0%

(1)	Includes total claims incurred less adjustments for prior year reserve development.
     Management expects that substantially all of the development of the 2009 estimate of medical claims payable will be known during 2010 and that the variance of the total incurred claims on a retrospective basis when compared to reported incurred claims will be similar to the prior years.
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
Life Insurance Segment
     At December 31, 2009, claim liabilities for the life insurance segment amounted to $40.1 million and represented 11.1% of total consolidated claim liabilities and 3.6% of our total consolidated liabilities.
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
     Claim reserve reviews are generally conducted on a monthly basis, in light of continually updated information. These reviews incorporate a variety of actuarial methods, judgments and analysis. We review reserves using current inventory of policies and claims data. These reviews incorporate a variety of actuarial methods, judgments and analysis.
     The key assumption with regard to claim liabilities for our life insurance segment is related to claims incurred prior to the end of the year, but not yet reported to our subsidiary. A liability for these claims is estimated based upon experience with regards to amounts reported subsequent to the close of business in prior years. There are uncertainties in the development of these estimates; however, in recent years our estimates have resulted in immaterial redundancies or deficiencies.
Property and Casualty Insurance Segment
     At December 31, 2009, claim liabilities for the property and casualty insurance segment amounted to $83.9 million and represented 23.3% of the total consolidated claim liabilities and 7.6% of our total consolidated liabilities.
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
     Claim reserve reviews are generally conducted on a quarterly basis, in light of continually updated information. Our actuary certifies reserves for both current and prior accident years using current claims data. These reviews incorporate a variety of actuarial methods, judgments, and analysis. For each line of business, a variety of actuarial methods are used, with the final selections of ultimate losses that are appropriate for each line of business selected based on the current circumstances affecting that line of business. These selections incorporate input from management, particularly from the claims, underwriting and operations divisions, about reported loss cost trends and other factors that could affect the reserve estimates.
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
     At December 31, 2009, the actuarial reserve range determined by the actuaries was from $82 million to $92 million. Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves. Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to more mature accident years and less volatile lines of business. Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.5 million.
Liability for Future Policy Benefits
     Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. We compute the amounts for actuarial liabilities in conformity with GAAP.
     Liabilities for future policy benefits for whole life and term insurance products and active life reserves for accident and health products are computed by the net level premium method, using interest assumptions ranging from 5.0% to 5.4% and withdrawal, mortality, morbidity and maintenance expense assumptions appropriate at the time the policies were issued (or when a block of business was purchased, as applicable). Accident and health unpaid claim reserves are stated at amounts determined by estimates on individual claims and estimates of unreported claims based on past experience. Liabilities for universal life policies are stated at policyholder account values before surrender charges. Deferred annuity reserves are carried at the account value.
     The liabilities for all products, except for universal life and deferred annuities, are based upon a variety of actuarial assumptions that are uncertain. The most significant of these assumptions is the level of anticipated death and health claims. Other assumptions that are less significant to the appropriate level of the liability for future policy benefits are anticipated policy persistency rates, investment yields, and operating expense levels. These are reviewed frequently by our subsidiary’s external actuaries, to assure that the current level of liabilities for future policy benefits is sufficient, in combination with anticipated future cash flows, to provide for all contractual obligations. For all products, except for universal life and deferred annuities, the basis for the liability for future policy benefits is established at the time of issuance of each contract and would only change if our experience deteriorates to the point that the level of the liability is not adequate to provide for future policy benefits. We do not currently expect that level of deterioration to occur.
Deferred Policy Acquisition Costs and Value of Business Acquired
     Certain costs for acquiring life and property and casualty insurance business are deferred. Acquisition costs related to the managed care business are expensed as incurred.
     The costs of acquiring new life business, principally commissions, and certain variable underwriting, agency and policy issue expenses of our life insurance segment, have been deferred. These costs, including value of business acquired (VOBA) recorded upon our acquisition of GA Life (now TSV), are amortized to income over the premium-paying period of the related whole life and term insurance policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of universal life policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits. The expected premiums revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining the liability for future policy benefits. For universal life and deferred annuity policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs. The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.
     The schedules of amortization of life insurance deferred policy acquisition costs (DPAC) and VOBA are based upon actuarial assumptions regarding future events that are uncertain. For all products, other than universal life and deferred annuities, the most significant of these assumptions is the level of contract persistency and investment yield rates. For these products the basis for the amortization of DPAC and VOBA is established at the issue of each contract and would only change if our segment’s experience deteriorates to the point that the level of the liability is not adequate. We do not currently expect that level of deterioration to occur. For the universal life and deferred annuity products, amortization schedules are based upon the level of historic and anticipated gross profit margins, from the date of each contract’s issued (or purchase, in the case of VOBA). These schedules are based upon several actuarial assumptions that are uncertain, are reviewed annually and are modified if necessary. The most significant of these assumptions are anticipated universal life claims, investment yield rates and contract persistency. Based upon the most recent actuarial reviews of all of the assumptions, we do not currently anticipate material changes to the level of these amortization schedules.

     The property and casualty business acquisition costs consist of commissions incurred during the production of business and are deferred and amortized ratably over the terms of the policies.
Impairment of Investments
     Impairment of an investment exists if a decline in the estimated fair value is below the amortized cost of the security. Management regularly monitors and evaluates the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating: (1) the length of time and the extent to which the estimated fair value has been less than amortized cost for fixed maturity security securities, or cost for equity securities, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Company’s intent sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities, and (5) other factors, as applicable. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, other-than temporary impairment may not be appropriate. Due to the subjective nature of our analysis, along with the judgment that must be applied in the analysis, it is possible that we could reach a different conclusion whether or not to impair a security if it had access to additional information about the investee. Additionally, it is possible that the investee’s ability to meet future contractual obligations may be different than what we determined during its analysis, which may lead to a different impairment conclusion in future periods. If after monitoring and analyzing impaired securities, management determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value by the credit component of the other-than-temporary impairment. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.
     Our process for identifying and reviewing invested assets for other-than temporary impairments during any quarter includes the following:
•	Identification and evaluation of securities that have possible indications of other-than-temporary impairment, which includes an analysis of all investments with gross unrealized investments losses that represent 20% or more of cost.

•	Review and evaluation of any other security based on the investee’s current financial condition, liquidity, near-term recovery prospects, implications of rating agency actions, the outlook for the business sectors in which the investee operates and other factors. This evaluation is in addition to the evaluation of those securities with a gross unrealized investment loss representing 20% or more of cost.

•	Consideration of evidential matter, including an evaluation of factors or triggers that may or may not cause individual investments to qualify as having other-than-temporary impairments; and

•	Determination of the status of each analyzed security as other-than-temporary or not, with documentation of the rationale for the decision.
     Management continues to review the investment portfolios under our impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.
     During the years ended December 31, 2009, 2008 and 2007 we recognized other-than-temporary impairments amounting to $7.1 million, $16.5 million and $1.1 million, respectively, on fixed income, equity securities and perpetual preferred stocks classified as available for sale. As of December 31, 2009, of the total amount of investments in securities of $1,043.4 million, $43.9 million, or 4.2%, are classified as trading securities, and thus are recorded at fair value with changes in estimated fair value recognized in the statement of operations. The remaining $999.5 million is classified as either available-for-sale or held-to-maturity and consists of high-quality investments. Of this amount, $819.6 million, or 78.6%, are securities in obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of the Commonwealth of Puerto Rico, municipal securities, obligations of U.S. states and its political subdivisions, mortgage backed and collateralized mortgage obligations that are U.S. agency-backed. The remaining $115.2 million, or 11.0%, are from corporate fixed, equity securities and mutual funds. The net unrealized gain as of December 31, 2009 of the available-for-sale and held-to-maturity portfolios amounted to $11.5 million.
     The impairment analysis as of December 31, 2009 and 2008 indicated that, other than those securities for which an other-than-temporary impairment was recognized, none of the securities whose carrying amount exceeded its estimated fair value was considered other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuer, movement of interest rates, specific situations within corporations, among others. Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses related to other-than-temporary declines being charged against future income.
     Our fixed maturity securities are sensitive to interest rate and credit risk fluctuations, which impact the fair value of individual securities. Our equity securities are sensitive to equity price risks, for which potential losses could arise from adverse changes in the value of equity securities. For additional information on the sensitivity of our investments, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.
     A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized gain position as of December 31, 2009 and 2008 is included in note 3 to the audited consolidated financial statements.
Allowance for Doubtful Receivables
     We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables. The allowance for doubtful receivables amounted to $25.2 million and $14.7 million as of December 31, 2009 and 2008, respectively. The amount of the allowance is based on the age of unpaid accounts, information about the customer’s creditworthiness and other relevant information. The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known. In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts. These percentages are based on our collection experience and are periodically evaluated. A significant change in the level of uncollectible accounts would have a material effect on our results of operations.
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
     In April 2009, the FASB issued guidance to amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the consolidated financial position and results of operations. See note 3 to our audited consolidated financial statements included in this Annual Report on Form 10-K for the required new disclosures as the result of the adoption of this guidance.
     In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have an impact on the consolidated financial position and results of operations. See note 7 to our audited consolidated financial statements included in this Annual Report on Form 10-K for the required new disclosure as the result of the adoption of this guidance.
     In April 2009, the FASB issued guidance to provide additional assistance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes assistance on identifying circumstances that indicate a transaction is not orderly. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance had no impact on the consolidated financial position and results of operations.
     In May 2009, the FASB issued guidance to establish the general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. In February 2010, the FASB issued new guidance to amend these standards. Under this new guidance, we are not required to disclose the date through which subsequent events have been evaluated. This guidance is effective upon issuance. The adoption of this guidance did not have an impact in out consolidated financial statements.
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
     In January 2010, the FASB issued guidance for the fair value measurement and disclosure; improving disclosures about fair value measurements. This guidance requires new disclosures as follows: (1) Disclose separately the amounts of significant transfers in and out of Levels1 and 2 fair value measurements and describe the reasons for the transfers; (2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), present separately information about purchases, sales, issuances, and settlements (that is on a gross basis rather than as one net number). This guidance also provides amendments that clarify existing disclosure as follows: (1) Level of disaggregation — provide fair value measurement disclosures for each class of assets and liabilities; (2) Disclosures about inputs and valuation techniques — provide disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This guidance is effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This guidance does not require any new fair value measurements. We do not expect the adoption of this guidance to have an impact on our financial position or results of operations.
     There were no other new accounting pronouncements issued that had or are expected to have a material impact on our financial position, operating results or disclosures.
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
     Our investment portfolio is predominantly comprised of obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of state and political subdivisions, obligations of the Commonwealth of Puerto Rico, municipal securities and obligations of U.S. states and its political subdivisions and obligations from U.S. and Puerto Rican government instrumentalities. These investments comprised approximately 78.6% of the total portfolio value as of December 31, 2009, of which 30.4% consisted of U. S. agency-backed mortgage backed securities and collateralized mortgage obligations. The remaining balance of the investment portfolio consists of an equity securities portfolio that seeks to replicate the S&P 500 Index, a large-cap growth index, a large-cap value index, mutual funds, investments in local stocks from well-known financial institutions and investments in corporate bonds.
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
Risk Measurement
Trading Portfolio
     Our trading securities are a source of market risk. As of December 31, 2009, our trading portfolio was comprised of investments in publicly-traded common stocks. The securities in the trading portfolio are believed by management to be high quality and are diversified across industries and readily marketable. Trading securities are recorded at fair value, and changes in fair value are included in operations. The fair value of the investments in trading securities is exposed to equity price risk. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2009 and 2008, the hypothetical loss in the fair value of these investments would have been approximately $4.4 million and $3.2 million, respectively.
Other than Trading Portfolio
     Our available-for-sale and held-to-maturity securities are also a source of market risk. As of December 31, 2009 approximately 93.6% and 100.0% of our investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed income securities. The remaining balance of the available-for-sale portfolio is comprised of equity securities. Available-for-sale securities are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The fair value of the investments in the other-than-trading portfolio is exposed to both interest rate risk and equity price risk.
Interest Rate Risk
     We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies. From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200 and 300 basis point rate shifts. Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths. Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc. Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available. The following table sets forth the result of this analysis for the years ended December 31, 2009 and 2008.

(Dollar amounts in millions)

	Expected	Amount of	%
Change in Interest Rates	Fair Value	Decrease	Change

December 31, 2009:
Base Scenario	$935.5

+100 bp	885.4	(50.1)	(5.4)%

+200 bp	836.2	(99.3)	(10.6)%

+300 bp	786.7	(148.8)	(15.9)%

December 31, 2008:
Base Scenario	$910.7

+100 bp	891.0	(19.7)	(2.2)%

+200 bp	844.9	(65.8)	(7.2)%

+300 bp	787.7	(123.0)	(13.5)%

     We believe that an interest rate shift in a 12-month period of 100 basis points represents a moderately adverse outcome, while a 200 basis point shift is significantly adverse and a 300 basis point shift is unlikely given historical precedents. Although we classify 98.2% of our fixed income securities as available-for-sale, our cash flows and the intermediate duration of our investment portfolio should allow us to hold securities until maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.
Equity Price Risk
     Our equity securities in the available-for-sale portfolio are comprised primarily of stock of several Puerto Rican financial institutions and mutual funds. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2009 and 2008, the hypothetical loss in the fair value of these investments would have been approximately $6.5 million and $6.9 million, respectively.
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
     We have invested in a hybrid instrument, including a derivative component, with a market value of approximately $11.2 million and $11.1 million as of December 31, 2009 and 2008 in order to diversify our investment in securities and participate in foreign stock markets.
     In 2005, we invested in $5.0 million in each of two structured note agreements, under which the interest income received is linked to the performance of the Dow Jones Euro STOXX 50 and Nikkei 225 Equity Indices (the Indices). Under these agreements the principal invested by us is protected, the only amount that varies according to the performance of the Indices is the interest to be received upon the maturity of the instruments. Should the Indices experience a negative performance during the holding period of the structured notes, no interest will be received and no amount will be paid to the issuer of the structured notes. The contingent interest payment component within the structured note agreements meets the definition of an embedded derivative. In accordance with current accounting guidance the embedded derivative component of the structured note is separated from the structured notes and accounted for separately as a derivative instrument. The derivative component of the structured notes exposes us to credit risk and market risk. We minimize credit risk by entering into transactions with counterparties that we believe to be high-quality based on their credit ratings. The market risk is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2009 and 2008, the fair value of the derivative component of the structured notes amounted to $1.6 million and $1.7 million, respectively, and is included within “other assets” in the consolidated balance sheets. Assuming an immediate decrease of 10% in the period-end Indices as of December 31, 2009 and 2008, the hypothetical loss in the estimated fair value of the derivative component of the structured notes would have been approximately $0.2 million each year.

The investment component of the structured notes, which had a fair value of $9.6 million and $9.4 million as of December 31, 2009 and 2008, respectively, is accounted for as a held-to-maturity debt security and is included within “investment in securities” in the consolidated balance sheet and its risk measurement is evaluated along the other investments in “— Other Than Trading Portfolio” above.
Item 8. Financial Statements and Supplementary Data
Financial Statements
     For our audited consolidated financial statements as of December 31, 2009 and 2008 and for the three years ended December 31, 2009 see Index to financial statements in Item 15. Exhibits and Financial Statements Schedules” to this Annual Report on Form 10-K.
Selected Quarterly Financial Data
     For the selected unaudited quarterly financial data corresponding to the years 2009 and 2008, see note 22 of the audited consolidated financial statements as of December 31, 2009 and 2008 and for the three years ended December 31, 2009.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
     There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In connection with the preparation of this Annual Report on Form 10-K, management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined under Exchange Act Rule 13a-15(e)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2009, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to a reasonable level of assurance.
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
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
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
     Management, under the supervision and with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.
     PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company as of and for the year ended December 31, 2009, and has also issued an opinion dated March 5, 2010, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
     The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.
Item 9B. Other Information
     None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance
     The Board has established a code of business conduct and ethics that applies to our employees, agents, independent contractors, consultants, officers and directors. The complete text of the Code of Business Conduct and Ethics is available at the Corporation’s website at www.triplesmanagement.com.

     The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Item 11. Executive Compensation
     The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Item 15. Exhibits and Financial Statements Schedules
Financial Statements and Schedules

Financial Statements	Description
F-1	Reports of Independent Registered Public Accounting Firms

F-2	Consolidated Balance Sheets as of December 31, 2009 and 2008

F-3	Consolidated Statements of Earnings for the years ended December 31, 2009, 2008 and 2007

F-4	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007

F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

F-7	Notes to Consolidated Financial Statements – December 31, 2009, 2008 and 2007

Financial Statements	Description
Schedules
S-1	Schedule II – Condensed Financial Information of the Registrant

S-2	Schedule III – Supplementary Insurance Information

Financial Statements	Description
Schedules
S-3	Schedule IV – Reinsurance

S-4	Schedule V – Valuation and Qualifying Accounts
     Schedule I – Summary of Investments was omitted because the information is disclosed in the notes to the audited consolidated financial statements. Schedule VI – Supplemental Information Concerning Property Casualty Insurance Operations was omitted because the schedule is not applicable to the Corporation.
Exhibits

Exhibits	Description
3(i)(a)	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i)(d) to TSM’s Annual Report on Form 10-K for the Year Ended December 31, 2007 (File No. 001-33865).

3(i)(b)	Amendment to Article Tenth of the Amended and Restated Articles of Incorporation of Triple-S Management Corporation, incorporated by reference to Exhibit 3(i)(b) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33865).

3(i)(c)	Articles of Incorporation of Triple-S Management Corporation, as currently in effect, incorporated by reference to Exhibit 3(i)(c) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33865).

3(ii)	Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to TSM’s Current Report on Form 8-K filed on October 23, 2007 (File No. 001-33865)).

10.1	Agreement between the Puerto Rico Health Insurance Administration and TSS for the provision of health insurance coverage to eligible population in the North and South-West Regions (incorporated herein by reference to Exhibit 10.1 to TSM's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2008 (File No. 001-33865)).

10.2	Extension to the agreement between the Puerto Rico Health Insurance Administration and TSS for the provision of health insurance coverage to eligible population in the North and South-West regions (incorporated herein by reference to Exhibit 10.3 of TSM's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2009 (File No. 001-33865)).

10.3*	Extension to the agreement between the Puerto Rico Health Insurance Administration and TSS for the provision of health insurance coverage to eligible population in the North and South-West.

10.4	Agreement between the Puerto Rico Health Insurance Administration and TSS to act as Third Party Administrator in the Metro-North Region (incorporated herein by reference to Exhibit 10.17 to TSM's Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-33865)).

10.5*	Extension to the agreement between the Puerto Rico Health Insurance Administration and TSS. to act as Third Party Administrator in the Metro-North Region.

10.6	Extension to the agreement between the Puerto Rico Health Insurance Administration and TSS for the provision of the wraparound coverage for the Government health insurance dual eligible population (incorporated herein by reference to Exhibit 10.4 of TSM's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2009 (File No. 001-33865)).

Exhibits	Description
10.7	Federal Employees Health Benefits Contract (incorporated herein by reference to Exhibit 10.5 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.8	Credit Agreement with FirstBank Puerto Rico in the amount of $41,000,000 (incorporated herein by reference to Exhibit 10.6 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.9	Credit Agreement with FirstBank Puerto Rico in the amount of $20,000,000 (incorporated herein by reference to Exhibit 10.7 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.10	Non-Contributory Retirement Program (incorporated herein by reference to Exhibit 10.8 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.11*	Blue Shield License Agreement by and between BCBSA and TSM, including revisions, if any, adopted by Member Plans through the November 19, 2009 meeting.

10.12*	Blue Shield Controlled Affiliate License Agreement by and among BCBSA, TSS and TSM, including revisions, if any, adopted by Member Plans through the November 19, 2009 meeting.

10.13*	Blue Cross License Agreements by and between BCBSA and TSM, including revisions, if any, adopted by Member Plans through the November 19, 2009 meeting.

10.14*	Blue Cross Controlled Affiliate License Agreement by and among BCBSA, TSS and TSM, including revisions, if any, adopted by Member Plans through the November 19, 2009 meeting.

10.15	6.30% Senior Unsecured Notes Due September 2019 Note Purchase Agreement, dated September 30, 2004, between Triple-S Management Corporation, Triple-S, Inc. and various institutional accredited investors (incorporated herein by reference to Exhibit 10.15 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-33865)).

10.16	6.60% Senior Unsecured Notes Due December 2020 Note Purchase Agreement, dated December 15, 2005, between Triple-S Management Corporation and various institutional accredited investors (incorporated herein by reference to Exhibit 10.16 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-33865)).

10.17	6.70% Senior Unsecured Notes Due December 2021 Note Purchase Agreement, dated January 23, 2006, between Triple-S Management Corporation and various institutional accredited investors (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006 (File No. 001-33865)).

10.18	TSM 2007 Incentive Plan, dated October 16, 2007 (incorporated herein by reference to Exhibit C to TSM’s 2007 Proxy Statement (File No. 001-33865)).

10.19	Software License and Maintenance Agreement between Quality Care Solutions, Inc, and TSS dated August 16, 2007 (incorporated herein by reference to Exhibit 10.15 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

10.20	Addendum Number One to the Software License and Maintenance Agreement between Quality Care Solutions, Inc, and TSS (incorporated herein by reference to Exhibit 10.15(a) to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

Exhibits	Description
10.21	Addendum Number Two to the Software License and Maintenance
Agreement between Quality Care Solutions, Inc, and TSS
(incorporated herein by reference to Exhibit 10.15(b) to TSM’s
Annual Report on Form 10-K for the year ended December 31, 2007
(File No. 001-33865)).

10.22	Addendum Number Three to the Software License and Maintenance
Agreement between Quality Care Solutions, Inc, and TSS
(incorporated herein by reference to Exhibit 10.15(c) to TSM’s
Annual Report on Form 10-K for the year ended December 31, 2007
(File No. 001-33865)).

10.23	Work Order Agreement between Quality Care Solutions, Inc. and TSS
(incorporated herein by reference to Exhibit 10.16 to TSM’s Annual
Report on Form 10-K for the year ended December 31, 2007 (File No.
001-33865)).

10.24*	Employment Contract between Ramón M. Ruiz Comas and TSM.

11.1	Statement re computation of per share earnings; an exhibit
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
of the loss ratio, operating expense ratio and combined ratio can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.

21*	List of Subsidiaries of TSM.

23.1*	Consent of Independent Registered Public Accounting Firm
(PricewaterhouseCoopers LLP).

23.2*	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial
Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial
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
Triple-S Management Corporation

Registrant

By:	/s/ Ramón M. Ruiz-Comas	Date:	March 5, 2010
Ramón M. Ruiz-Comas President and Chief Executive Officer

By:	/s/ Juan J. Román Juan J. Román Vice President of Finance and Chief Financial Officer, Principal Accounting Officer	Date:	March 5, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez, MD	Date:	March 5, 2010
Luis A. Clavell-Rodríguez, MD Director and Chairman of the Board

By:	/s/ Vicente J. León-Irizarry, CPA	Date:	March 5, 2010
Vicente J. León-Irizarry, CPA Director and Vice-Chairman of the Board

By:	/s/ Jesús R. Sánchez-Colón, DMD	Date:	March 5, 2010
Jesús R. Sánchez-Colón, DMD Director and Secretary of the Board

By:	/s/ Adamina Soto-Martínez, CPA	Date:	March 5, 2010
Adamina Soto-Martínez, CPA Director

By:	/s/ Ms. Carmen Ana Culpeper-Ramírez	Date:	March 5, 2010
Ms. Carmen Ana Culpeper-Ramírez Director

By:	/s/ Jorge L. Fuentes-Benejam, PE	Date:	March 5, 2010
Jorge L. Fuentes-Benejam, PE Director

By:	/s/ Mr. Antonio F. Faría-Soto	Date:	March 5, 2010
Mr. Antonio F. Faría-Soto Director

By:	/s/ Manuel Figueroa-Collazo, PE, Ph.D.	Date:	March 5, 2010
Manuel Figueroa-Collazo, PE, Ph.D. Director

By:	/s/ José Hawayek-Alemañy, MD	Date:	March 5, 2010
José Hawayek-Alemañy, MD Director

By:	/s/ Jaime Morgan-Stubbe, Esq.	Date:	March 5, 2010
Jaime Morgan-Stubbe, Esq. Director

By:	/s/ Roberto Muñoz-Zayas, MD	Date:	March 5, 2010
Roberto Muñoz-Zayas, MD Director

By:	/s/ Juan E. Rodríguez-Díaz, Esq.	Date:	March 5, 2010
Juan E. Rodríguez-Díaz, Esq. Director

     Triple-S Management Corporation
     Consolidated Financial Statements
     December 31, 2009, 2008, and 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Triple-S Management Corporation
In our opinion, the accompanying consolidated balance sheet as of December 31, 2009 and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for the year ended December 31, 2009 present fairly, in all material respects, the financial position of Triple-S Management Corporation and its subsidiaries (the Company) at December 31, 2009, and the results of their operations and their cash flows for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules as of and for the year ended December 31, 2009 listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Juan, Puerto Rico March 5, 2010

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires December 1, 2010
Stamp 2389700 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Triple-S Management Corporation:
We have audited the accompanying consolidated balance sheet of Triple-S Management Corporation and Subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Triple-S Management Corporation and Subsidiaries at December 31, 2008, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
March 5, 2010
Stamp No. 2446615 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

Triple-S Management Corporation
Consolidated Balance Sheets
December 31, 2009 and 2008

(dollar amounts in thousands, except per share data)	2009	2008
Assets
Investments and cash
Equity securities held for trading, at fair value (cost of $42,075 in 2009 and $40,847 in 2008)	$43,909	$32,184
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $911,362 in 2009 and $879,663 in 2008)	918,977	887,684
Equity securities (cost of $61,531 in 2009 and $70,054 in 2008)	64,689	68,629
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $16,490 in 2009 and $23,063 in 2008)	15,794	21,753
Policy loans	5,940	5,451
Cash and cash equivalents	40,376	46,095

Total investments and cash	1,089,685	1,061,796

Premium and other receivables, net	272,932	237,158
Deferred policy acquisition costs and value of business acquired	139,917	126,347
Property and equipment, net	68,803	58,448
Deferred tax asset	37,551	35,926
Other assets	39,816	39,515

Total assets	$1,648,704	$1,559,190

Liabilities and Stockholders’ Equity
Claim liabilities	360,446	323,710
Liability for future policy benefits	222,619	207,545
Unearned premiums	108,342	110,141
Policyholder deposits	47,563	48,684
Liability to Federal Employees’ Health Benefits Program	13,002	11,157

Accounts payable and accrued liabilities	139,161	148,713
Deferred tax liability	11,088	10,731
Borrowings	167,667	169,307
Liability for pension benefits	41,044	44,103

Total liabilities	1,110,932	1,074,091

Commitments and contingencies

Stockholders’ equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at December 31, 2009 and 2008	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 20,110,391 and 22,104,989 shares at December 31, 2009 and 2008, respectively	20,110	22,105
Additional paid-in capital	159,303	179,504
Retained earnings	360,892	292,112
Accumulated other comprehensive loss, net	(11,576)	(17,665)

Total stockholders’ equity	537,772	485,099

Total liabilities and stockholders’ equity	$1,648,704	$1,559,190

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings
Years Ended December 31, 2009, 2008 and 2007

(dollar amounts in thousands, except per share data)	2009	2008	2007
Revenues
Premiums earned, net	$1,876,072	$1,695,457	$1,483,548
Administrative service fees	48,643	19,187	14,018
Net investment income	52,136	56,253	47,194

Total operating revenues	1,976,851	1,770,897	1,544,760

Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(7,118)	(16,494)	(1,087)
Net realized gains, excluding other-than-temporary impairment losses on securities	7,732	2,554	7,018

Total net realized investment gains (losses)	614	(13,940)	5,931

Net unrealized investment gain (loss) on trading securities	10,497	(21,064)	(4,116)
Other income (loss), net	1,237	(2,467)	3,217

Total revenues	1,989,199	1,733,426	1,549,792

Benefits and expenses
Claims incurred	1,612,860	1,434,914	1,223,775
Operating expenses	279,418	251,887	237,533

Total operating costs	1,892,278	1,686,801	1,461,308
Interest expense	13,270	14,681	15,839

Total benefits and expenses	1,905,548	1,701,482	1,477,147

Income before taxes	83,651	31,944	72,645

Income tax expense (benefit)
Current	19,197	11,542	15,906
Deferred	(4,326)	(4,388)	(1,779)

Total income taxes	14,871	7,154	14,127

Net income	$68,780	$24,790	$58,518

Basic net income per share	$2.33	$0.77	$2.15

Diluted net income per share	$2.33	$0.77	$2.15
The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2006	$26,733	$—	$124,031	$211,266	$(19,431)	$342,599
Dividends declared	—	—	—	(2,448)	—	(2,448)
Sale of stock in public offering	(10,813)	16,100	64,992	—	—	70,279
Grant of restricted Class B common stock	—	166	—	—	—	166
Share-based compensation			34			34
Other	123	—	(122)	—	—	1
Comprehensive income
Net income	—	—	—	58,518	—	58,518
Net unrealized change in fair value
of available for sale securities	—	—	—	—	9,549	9,549
Defined benefit pension plan
Prior service cost, net	—	—	—	—	3,935	3,935
Actuarial loss	—	—	—	—	155	155
Net change in fair value of cash
flow hedges	—	—	—	—	(250)	(250)

Total comprehensive income						71,907

Balance, December 31, 2007	16,043	16,266	188,935	267,336	(6,042)	482,538
Conversion of Class A common stock to Class B common stock	(7,000)	7,000	—	—	—	—
Share-based compensation	—	—	3,268	—	—	3,268
Grant of restricted Class B common stock	—	20	—	—	—	20
Repurchase and retirement of common stock	—	(1,181)	(12,699)	—	—	(13,880)
Other	—	—	—	(14)	—	(14)
Comprehensive income
Net income	—	—	—	24,790	—	24,790
Net unrealized change in fair value
of available for sale securities	—	—	—	—	(3,952)	(3,952)
Defined benefit pension plan
Prior service credit, net	—	—	—	—	(266)	(266)
Actuarial loss	—	—	—	—	(7,349)	(7,349)
Net change in fair value of cash
flow hedges	—	—	—	—	(56)	(56)

Total comprehensive income						13,167

Balance, December 31, 2008	9,043	22,105	179,504	292,112	(17,665)	485,099
Share-based compensation	—	—	3,897	—	—	3,897
Grant of restricted Class B common stock	—	27	—	—	—	27
Repurchase and retirement of common stock	—	(2,022)	(24,098)	—	—	(26,120)
Comprehensive income
Net income	—	—	—	68,780	—	68,780
Net unrealized change in fair value
of available for sale securities	—	—	—	—	3,539	3,539
Defined benefit pension plan
Prior service credit, net	—	—	—	—	(273)	(273)
Actuarial gain	—	—	—	—	2,823	2,823

Total comprehensive income						74,869

Balance, December 31, 2009	$9,043	$20,110	$159,303	$360,892	$(11,576)	$537,772

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Statements of Cash Flows
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)

	2009	2008	2007
Cash flows from operating activities
Net income	$68,780	$24,790	$58,518
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation and amortization	9,643	7,367	7,562
Net amortization of investments	744	952	354
Provision (reversal of provision) for doubtful receivables	10,489	(1,180)	(2,305)
Deferred tax benefit	(4,326)	(4,388)	(1,779)
Net realized investment gains (losses)	(614)	13,940	(5,931)
Net unrealized (gain) loss on trading securities	(10,497)	21,064	4,116
Share-based compensation	3,924	3,268	200
Proceeds from trading securities sold
Equity securities	4,240	24,640	43,614
Acquisition of securities in trading portfolio
Equity securities	(6,132)	(10,737)	(23,921)
Gain on sale of property and equipment	—	11	28
(Increase) decrease in assets
Premium and other receivables, net	(46,263)	(32,210)	(34,337)
Deferred policy acquisition costs and value of business acquired	(13,570)	(9,108)	(5,822)
Other deferred taxes	900	(8,337)	—
Other assets	(1,593)	(933)	(13,213)
Increase (decrease) in liabilities
Claim liabilities	36,736	(30,120)	39,148
Liability for future policy benefits	15,074	13,414	13,711
Unearned premiums	(1,799)	(22,458)	19,017
Policyholder deposits	1,665	1,902	1,800
Liability to FEHBP	1,845	(10,181)	7,775
Accounts payable and accrued liabilities	3,339	15,322	7,359

Net cash provided by (used in) operating activities	72,585	(2,982)	115,894

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)

	2009	2008	2007
Cash flows from investing activities
Proceeds from investments sold or matured
Securities available for sale
Fixed maturities sold	$241,368	$228,436	$299,561
Fixed maturities matured	189,144	91,732	41,248
Equity securities sold	9,877	4,450	1,000
Securities held to maturity
Fixed maturities matured	7,819	22,875	13,246
Acquisition of investments
Securities available for sale
Fixed maturities	(459,705)	(505,896)	(327,409)
Equity securities	(3,684)	(19,636)	(18,379)
Securities held to maturity
Fixed maturities	(1,502)	(554)	(8,244)
Net (disbursements) repayment for policy loans	(489)	30	(287)
Capital expenditures	(18,706)	(22,411)	(9,390)

Net cash used in investing activities	(35,878)	(200,974)	(8,654)

Cash flows from financing activities
Repurchase and retirement of common stock	(32,355)	(7,645)	—
Change in outstanding checks in excess of bank balances	(5,645)	18,353	(3,076)
Repayments of borrowings	(1,640)	(1,639)	(12,141)
Proceeds from annuity contracts	4,307	8,018	6,150
Surrenders of annuity contracts	(7,093)	(7,195)	(7,416)
Net proceeds from initial public offering	—	—	70,279
Dividends	—	—	(2,448)
Other	—	6	1

Net cash (used in) provided by financing activities	(42,426)	9,898	51,349

Net (decrease) increase in cash and cash equivalents	(5,719)	(194,058)	158,589
Cash and cash equivalents
Beginning of year	46,095	240,153	81,564

End of year	$40,376	$46,095	$240,153

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
1.	Nature of Business
Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico on January 17, 1997 to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries that are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance): (1) Triple-S Salud, Inc. (TSS) a managed care organization that provides health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations; (2) Triple-S Vida, Inc. (TSV), which is engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (3) Triple-S Propiedad, Inc. (TSP), which is engaged in the underwriting of property and casualty insurance policies. The Company and TSS are members of the Blue Cross and Blue Shield Association (BCBSA).

The Company also has two other wholly owned subsidiaries, Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TC). ISI is mainly engaged in providing data processing services to the Company and its subsidiaries. TC is mainly engaged as a third-party administrator for TSS in the administration of the Commonwealth of Puerto Rico Health Care Reform’s (the Reform) business. Also, TC provides healthcare advisory services to TSS and other health insurance-related services to the health insurance industry.

A substantial majority of the Company’s business activity is with insurers located throughout Puerto Rico, and as such, the Company is subject to the risks associated with the Puerto Rico economy.
2.	Significant Accounting Policies
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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. The most significant items on the consolidated balance sheets that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the near future are the assessment of other-than-temporary impairments, allowance for doubtful receivables, deferred policy acquisition costs and value of business acquired, claim liabilities, the liability for future policy benefits, and liability for pension benefits. As additional information becomes available (or actual amounts are determinable), the recorded estimates are revised and reflected in operating results of the period they are determined.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
Although some variability is inherent in these estimates, the Company believes the amounts provided are adequate.

Reclassifications

Certain amounts in the 2008 and 2007 consolidated financial statements were reclassified to conform to the 2009 presentation.

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $920 and $2,564 at December 31, 2009 and 2008, respectively, consist principally of obligations of government-sponsored enterprises and certificates of deposit with an initial term of less than three months.

Investments

Investment in securities at December 31, 2009 and 2008 consists mainly of obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, obligations of states of the United States and political subdivisions of the states, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and equity securities. The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities classified as held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale.

Trading and available-for-sale securities are recorded at fair value. The fair values of debt securities (both available for sale and held to maturity investments) and equity securities are based on quoted market prices for those or similar investments at the reporting date. Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts, respectively. Unrealized holding gains and losses on trading securities are included in earnings. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are included in earnings and are determined on a specific-identification basis.

Transfers of securities between categories are recorded at fair value at the date of transfer. Unrealized holding gains and losses are recognized in earnings for transfers into trading securities. Unrealized holding gains or losses associated with transfers of securities from held to maturity to available for sale are recorded as a separate component of other comprehensive income. The unrealized holding gains or losses included in the separate component of other comprehensive income for securities transferred from available for sale to held to maturity, are maintained and amortized into earnings over the remaining life of the security as an adjustment to yield in a manner consistent with the amortization or accretion of premium or discount on the associated security.

If a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in earnings in the Company’s consolidated statements of earnings. For impaired fixed maturity

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
securities that the Company does not intend to sell or it is more likely than not that such securities will not have to be sold, but the Company expects not to fully recover the amortized cost basis, the credit component of the other-than temporary impairment is recognized in other-than-temporary impairment losses recognized in earnings in the Company’s consolidated income statements and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which the Company expects to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.

The credit component of an other-than-temporary impairment is determined by comparing the net present value of projected future cash flows with the amortized cost basis of the fixed maturity security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows at the effective interest rate implicit in the fixed maturity security at the date of acquisition.

The unrealized gains or losses on the Company’s equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of stockholders’ equity, unless the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such equity securities until their full cost can be recovered, in which case such equity securities are written down to fair value and the loss is charged to other-than-temporary impairment losses recognized in earnings

A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment to reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, market conditions, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

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

Revenue Recognition
a.	Managed Care

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
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

Premiums for the Medicare Advantage (MA) business are based on a bid contract with the Centers for Medicare and Medicaid Services (CMS) and billed in advance of the coverage period. MA contracts provide for a risk factor to adjust premiums paid for members that represent a higher or lower risk to the Company. Retroactive rate adjustments are made periodically based on the aggregate health status and risk scores of the Company’s MA membership. These risk adjustments are evaluated quarterly based on actuarial estimates. Actual results could differ from these estimates. As additional information becomes available, the recorded estimate is revised and reflected in operating results.

TSS offers prescription drug coverage to Medicare eligible beneficiaries as part of its MA plans (MA-PD) and on a stand-alone basis (stand-alone PDP). Premiums are based on a bid contract with CMS that considers the estimated costs of providing prescription drug benefits to enrolled participants. MA-PD and stand-alone PDP premiums are subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug costs included in the bids to CMS to actual prescription drug costs. Variances exceeding certain thresholds may result in CMS making additional payments to the TSS or in TSS refunding CMS a portion of the premiums collected. TSS estimates and records adjustments to earned premiums related to estimated risk corridor payments based upon actual prescription drug costs for each reporting period as if the annual contract were to end at the end of each reporting period.

Administrative service fees include revenue from certain groups, including the Reform Metro-North Region contract, which has managed care contracts that provide for the group to be at risk for all or a portion of their claims experience. For these groups, the Company is not at risk and only handles the administration of the insurance coverage for an administrative service fee. The Company pays claims under self-funded arrangements from its own funds, and subsequently receives reimbursement from these groups. Claims paid under self-funded arrangements are excluded from the claims incurred in the accompanying consolidated financial statements. Administrative service fees under the self-funded arrangements are recognized based on the group’s membership or incurred claims for the period multiplied by an administrative fee rate plus other fees. In addition, some of these self-funded groups purchase aggregate and/or specific stop-loss coverage. In exchange for a premium, the group’s aggregate liability or the group’s liability on any one episode of care is capped for the year. Premiums for the stop-loss coverage are actuarially determined based on experience and other factors and are recorded as earned over the period of the contract in proportion to the coverage provided. This fully insured portion of premiums is included within the premiums earned, net in the accompanying consolidated statements of earnings. The contract for the Metro-North Region contains a savings-sharing provision whereby the Commonwealth of Puerto Rico shares with TSS a portion of the medical cost savings obtained with the administration of the contract. Any savings-sharing amount is recorded when earned as administrative service fees in the accompanying consolidated statements of earnings.

b.	Life and Accident and Health Insurance

Premiums on life insurance policies are billed in advance of their respective coverage period and the related revenue is recorded as earned when due. Premiums on accident and health and other short-term policies are recognized as earned primarily on a pro rata basis over the

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
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

c.	Property and Casualty Insurance

Premiums on property and casualty contracts are billed in advance of their respective coverage period and they are recognized as earned on a pro rata basis over the policy term. The portion of premiums related to the period prior to the end of coverage is recorded in the consolidated balance sheets as unearned premiums and is transferred to premium revenue as earned.
Allowance for Doubtful Receivables
The allowance for doubtful receivables is based on management’s evaluation of the aging of accounts and such other factors, which deserve current recognition. Actual results could differ from these estimates. Receivables are charged against their respective allowance accounts when deemed to be uncollectible.
Deferred Policy Acquisition Costs and Value of Business Acquired
Certain direct costs for acquiring life and accident and health, and property and casualty insurance business are deferred by the Company. Substantially all acquisition costs related to the managed care business are expensed as incurred.
In the life and accident and health business deferred acquisition costs consist of commissions and certain expenses related to the production of life, annuity, accident and health, and credit business. In the event that future premiums, in combination with policyholder reserves and anticipated investment income, could not provide for all future maintenance and settlement expenses, the amount of deferred policy acquisition costs would be reduced to provide for such amount. The related amortization is provided over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies. Interest is considered in the amortization of deferred policy acquisition cost and value of business acquired. For these contracts interest is considered at a level rate, at the time of issue of each contract, currently 5.4%, and, in the case of the value of business acquired, at the time of any acquisition. For certain other long-duration contracts, deferred amounts are amortized at historical and forecasted credited interest rates. Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated net realizable value. In determining estimated net realizable value, the computations give effect to the premiums to be earned, related investment income, losses and loss-adjustment expenses, and certain other costs expected to be incurred as the premium is earned. Costs deferred on universal life and interest sensitive products are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, expenses and surrender charges. Estimates used are based on the Company’s experience as adjusted to provide for possible adverse deviations. These estimates are periodically reviewed and compared with actual experience. When it is determined that future expected experience differs significantly from that assumed, the estimates are revised for current and future issues.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
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

Estimated
Asset Category	Useful Life
Buildings Building improvements Leasehold improvements Office furniture Computer software Computer equipment, equipment, and automobiles	20 to 50 years 3 to 5 years Shorter of estimated useful life or lease term 5 years 3 to 10 years 3 years
Software Development Costs
Costs related to software developed or obtained for internal use that is incurred in the preliminary project stage are expensed as incurred. Once capitalization criteria are met, directly attributable development costs are capitalized and amortized over the expected useful life of the software. Upgrade and maintenance costs are expensed as incurred. During the year ended December 31, 2009 and 2008 the Company capitalized approximately $10,993 and $16,408 associated with the implementation of new software. No software development costs were capitalized during the year ended December 31, 2007.
Long-Lived Assets
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
Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For goodwill, the impairment determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.
Claim Liabilities
Claim liabilities for managed care policies represent the estimated amounts to be paid to providers based on experience and accumulated statistical data. Loss-adjustment expenses related to such claims are currently accrued based on estimated future expenses necessary to process such claims.
TSS contracts with various independent practice associations (IPAs) for certain medical care services provided to some policies subscribers. The IPAs are compensated on a capitation basis. In the Reform business and one of the MA policies, TSS retains a portion of the capitation payments to provide for incurred but not reported losses. At December 31, 2009 and 2008, total withholdings and capitation payable amounted to $25,568 and $24,462, respectively, which are recorded as part of the claim liabilities in the accompanying consolidated balance sheets.
Claim liabilities include unpaid claims and loss-adjustment expenses of the life and accident and health business based on a case-basis estimate for reported claims, and on estimates, based on experience, for unreported claims and loss-adjustment expenses. The liability for policy and contract claims and claims expenses has been established to cover the estimated net cost of insured claims.
Also included within the claim liabilities is the liability for losses and loss-adjustment expenses for the property and casualty business represents individual case estimates for reported claims and estimates for unreported losses, net of any salvage and subrogation based on past experience modified for current trends and estimates of expenses for investigating and settling claims.
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
Future Policy Benefits
The liability for future policy benefits has been computed using the level-premium method based on estimated future investment yield, mortality, morbidity and withdrawal experience. The interest rate assumption ranges between 5.0% and 5.40% for all years in issue. Mortality has been calculated principally on select and ultimate tables in common usage in the industry. Withdrawals have been determined principally based on industry tables, modified by Company’s experience.
Policyholder Deposits
Amounts received for annuity contracts are considered deposits and recorded as a liability along with the accrued interest and reduced for charges and withdrawals. Interest incurred on such

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
deposits, which amounted to $1,665, $1,902, and $1,800, during the years ended December 31, 2009, 2008, and 2007, respectively, is recorded as interest expense in the accompanying consolidated statements of earnings.
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
Premiums ceded and recoveries of losses and loss-adjustment expenses have been reported as a reduction of premiums earned and losses and loss-adjustment expenses incurred, respectively. Commission and expense allowances received by TSP in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly. Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.
Derivative Instruments and Hedging Activities
The Company recognizes all derivative instruments, including certain derivative instruments embedded in other contracts, whether or not designated in hedging relationships, as either assets or liabilities in the balance sheet at their respective fair values. Changes in the fair value of derivative instruments are recorded in earnings, unless specific hedge accounting criteria are met in which case the change in fair value of the instrument is recorded within other comprehensive income for cash flow hedges.
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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
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
The Company records any interest and penalties related to unrecognized tax benefits within the operating expenses in the consolidated statement of earnings.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
Insurance-Related Assessments
The Company records a liability for insurance-related assessments when the following three conditions are met: (1) the assessment has been imposed or the information available prior to the issuance of the financial statements indicates it is probable that an assessment will be imposed; (2) the event obligating an entity to pay (underlying cause of) an imposed or probable assessment has occurred on or before the date of the financial statements; and (3) the amount of the assessment can be reasonably estimated. A related asset is recognized when the paid or accrued assessment is recoverable through either premium taxes or policy surcharges.
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
Share-Based Compensation
Share-based compensation is measured at the fair value of the award and recognized as an expense in the financial statements over the vesting period. The Company recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.
Earnings Per Share
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
Fair Value
The fair value information of financial instruments in the accompanying consolidated financial statements was determined as follows:
a.	Cash and Cash Equivalents

The carrying amount approximates fair value because of the short-term nature of such instruments.

b.	Investment in Securities

The fair value of investment securities is estimated based on quoted market prices for those or similar investments. Additional information pertinent to the estimated fair value of investment in securities is included in note 3 and note 9.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
c.	Policy Loans
Policy loans have no stated maturity dates and are part of the related insurance contract. The carrying amount of policy loans approximates fair value because their interest rate is reset periodically in accordance with current market rates.
d.	Receivables, Accounts Payable, and Accrued Liabilities
The carrying amount of receivables, accounts payable, and accrued liabilities approximates fair value because they mature and should be collected or paid within 12 months after December 31.
e.	Policyholder Deposits
The fair value of policyholder deposits is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.
f.	Borrowings
The carrying amounts and fair value of the Company’s borrowings are as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Loans payable to bank	22,667	22,667	$24,307	$24,307
6.3% senior unsecured notes payable	50,000	48,000	50,000	46,250
6.6% senior unsecured notes payable	60,000	57,420	60,000	55,800
6.7% senior unsecured notes payable	35,000	33,320	35,000	34,059

	$167,667	$161,407	$169,307	$160,416

The carrying amount of the loans payable to bank approximates fair value due to its floating interest-rate structure. The fair value of the senior unsecured notes payable was determined using market quotations. Additional information pertinent to borrowings is included in Note 12.
g.	Derivative Instruments
Current market pricing models were used to estimate fair value of structured notes agreements. Fair values were determined using market quotations provided by outside securities consultants or prices provided by market makers. Additional information pertinent to the estimated fair value of derivative instruments is included in note 12.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (FASB) issued guidance to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the new guidance did not have impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance to amend the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The guidance is effective for

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
interim and annual periods ending after June 15, 2009. The adoption of this new guidance did not have a material impact on the consolidated financial position and results of operations. See note 3, Investment in Securities, for the required disclosures.

In April 2009, the FASB issued guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have an impact on the consolidated financial position and results of operations.

In April 2009, the FASB issued guidance to provide additional assistance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This guidance also includes assistance on identifying circumstances that indicate a transaction is not orderly. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance had no impact on the consolidated financial position and results of operations.

In May 2009, the FASB issued guidance to establish the general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance requires disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. In February 2010, the FASB issued new guidance to amend these standards. Under this new guidance, the Company is not required to disclose the date through which subsequent events have been evaluated. This guidance is effective upon issuance The adoption of this guidance did not have impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued additional guidance for the fair value measurement of liabilities. The Company had chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with GAAP. This guidance is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this guidance did not have an impact on our consolidated financial statements.

In September 2009, the FASB issued guidance for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this guidance improve financial reporting by permitting use of a practical expedient, with appropriate disclosures, when measuring the fair value of an alternative investment that does not have a readily determinable fair value. The amendments in this guidance also improve transparency by requiring additional disclosures about investments in the scope of the amendments in this guidance to enable users of financial statements to understand the nature and risks of investments and whether the investments are probable of being sold at amounts different from net asset value per share. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued guidance for the fair value measurement and disclosure; improving disclosures about fair value measurements. This guidance require new disclosures as follows: (1) Disclose separately the amounts of significant transfers in and out of Levels1 and 2 fair value measurements and describe the reasons for the transfers; (2) In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), present separately information about purchases, sales, issuances, and settlements (that is on a gross basis rather than as one net number). This guidance also provides amendments that clarify existing disclosure as follows: (1) Level of disaggregation — provide fair value measurement disclosures for each class of assets and liabilities; (2) Disclosures about inputs and valuation techniques — provide disclosures about the input and valuation techniques used to measure fair value for both recurring and nonrecurring fair

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. This guidance is effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level 3 activity for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. This guidance does not require any new fair value measurements. The Company does not expect the adoption of this guidance to have an impact on our financial position or results of operations.

There were no other new accounting pronouncements issued that had or are expected to have a material impact on our financial position, operating results or disclosures.
3.	Investment in Securities

The amortized cost for debt and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale, and held-to-maturity securities by major security type and class of security at December 31, 2009 and 2008 were as follows:

2009
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trading securities
Equity securities	$42,075	$7,064	$(5,230)	$43,909

2008
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trading securities
Equity securities	$40,847	$2,781	$(11,444)	$32,184

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Fixed maturities
Obligations of government- sponsored enterprises	$252,513	$2,240	$(3,325)	$251,428
U.S. Treasury securities and obligations of U.S. government instrumentalities	48,190	3,148	—	51,338
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	154,754	3,113	(1,919)	155,948
Municipal securities	107,441	1,117	(1,851)	106,707
Corporate bonds	102,547	3,546	(728)	105,365
Residential mortgage-backed securities	16,605	677	(1)	17,281
Collateralized mortgage obligations	229,312	4,237	(2,639)	230,910

Total fixed maturities	911,362	18,078	(10,463)	$918,977
Equity securities
Common stocks	4,074	3,435	—	7,509
Preferred stocks	4,000	—	(1,325)	2,675
Perpetual preferred stocks	2,849	—	(270)	2,579
Mutual funds	50,608	4,150	(2,832)	51,926

Total equity securities	61,531	7,585	(4,427)	64,689

Total	$972,893	$25,663	$(14,890)	$983,666

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Fixed maturities
Obligations of government- sponsored enterprises	$422,038	$7,991	$(220)	$429,809
U.S. Treasury securities and obligations of U.S. government instrumentalities	78,024	11,961	—	89,985
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	121,934	448	(6,077)	116,305
Municipal securities	35,611	426	(116)	35,921
Corporate bonds	100,745	1,625	(7,399)	94,971
Residential mortgage-backed securities	17,420	425	(3)	17,842
Collateralized mortgage obligations	103,891	1,287	(2,327)	102,851

Total fixed maturities	879,663	24,163	(16,142)	887,684
Equity securities
Common stocks	6,651	1,541	(1,185)	7,007
Preferred stocks	8,746	—	(406)	8,340
Perpetual preferred stocks	3,617	—	(335)	3,282
Mutual funds	51,040	217	(1,257)	50,000

Total equity securities	70,054	1,758	(3,183)	68,629

Total	$949,717	$25,921	$(19,325)	$956,313

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity
Obligations of government- sponsored enterprises	$925	$6	$—	$931
U.S. Treasury securities and obligations of U.S. government instrumentalties	3,786	132	—	3,918
Corporate bonds	9,063	534	—	9,597
Residential mortgage-backed securities	1,256	25	(1)	1,280
Certificates of deposits	764	—	—	764

	$15,794	$697	$(1)	16,490

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)

	2008
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity
Obligations of government- sponsored enterprises	$9,082	$240	$—	$9,322
U.S. Treasury securities and obligations of U.S. government instrumentalties	1,488	379	—	1,867
Corporate bonds	8,698	698	—	9,396
Residential mortgage-backed securities	1,749	—	(7)	1,742
Certificates of deposits	736	—	—	736

	$21,753	$1,317	$(7)	23,063

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008 were as follows:

	2009
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale
Fixed maturities
Obligations of government- sponsored enterprises	$110,602	$(2,264)	21	$25,468	$(1,061)	5	$136,070	$(3,325)	26
Obligations of the Commonw ealth of Puerto Rico and its instrumentalities	12,944	(201)	10	58,866	(1,718)	22	71,810	(1,919)	32
Municipal securities	62,292	(1,841)	39	173	(10)	1	62,465	(1,851)	40
Corporate bonds	10,997	(215)	4	7,975	(513)	6	18,972	(728)	10
Residential mortgage-backed securities	—	—	—	36	(1)	1	36	(1)	1
Collateralized mortgage obligations	101,265	(1,732)	21	7,171	(907)	10	108,436	(2,639)	31

Total fixed maturities	298,100	(6,253)	95	99,689	(4,210)	45	397,789	(10,463)	140
Equity securities
Preferred stocks	—	—	—	2,675	(1,325)	1	2,675	(1,325)	1
Perpetual preferred stocks	—	—	—	730	(270)	1	730	(270)	1
Mutual funds	9,994	(907)	4	21,667	(1,925)	15	31,661	(2,832)	19

Total equity securities	9,994	(907)	4	25,072	(3,520)	17	35,066	(4,427)	21

Total for securities available for sale	$308,094	$(7,160)	99	$124,761	$(7,730)	62	$432,855	$(14,890)	161

Securities held to maturity Residential mortgage-backed securities	—	—	—	$55	$(1)	1	$55	$(1)	1

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)

	2008
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale
Fixed maturities
Obligations of government- sponsored enterprises	$16,550	$(191)	5	$2,956	$(29)	1	$19,506	$(220)	6
Obligations of the Commonw ealth of Puerto Rico and its instrumentalities	79,045	(5,230)	30	8,932	(847)	9	87,977	(6,077)	39
Municipal securities	2,223	(75)	2	1,459	(41)	3	3,682	(116)	5
Corporate bonds	31,324	(2,688)	22	29,044	(4,711)	14	60,368	(7,399)	36
Residential mortgage-backed securities	1,374	(2)	1	36	(1)	1	1,410	(3)	2
Collateralized mortgage obligations	5,797	(2,327)	10	—	—	0	5,797	(2,327)	10

Total fixed maturities	136,313	(10,513)	70	42,427	(5,629)	28	178,740	(16,142)	98
Equity securities
Common stocks	3,917	(1,106)	6	416	(79)	1	4,333	(1,185)	7
Preferred stocks	3,594	(406)	1	—	—	0	3,594	(406)	1
Perpetual preferred stocks	1,033	(335)	2	—	—	0	1,033	(335)	2
Mutual funds	10,027	(343)	6	9,235	(914)	8	19,262	(1,257)	14

Total equity securities	18,571	(2,190)	15	9,651	(993)	9	28,222	(3,183)	24

Total for securities available for sale	$154,884	$(12,703)	85	$52,078	$(6,622)	37	$206,962	$(19,325)	122

Securities held to maturity Residential mortgage-backed securities	$—	$—	—	$1,741	$(7)	3	$1,741	$(7)	3

The Company regularly monitors and evaluates the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating: (1) the length of time and the extent to which the estimated fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Company’s intent to sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities, and (5) other factors, as applicable. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, other-than temporary impairment may not be appropriate. Due to the subjective nature of the Company’s analysis, along with the judgment that must be applied in the analysis, it is possible that the Company could reach a different conclusion whether or not to impair a security if it had access to additional information about the investee. Additionally, it is possible that the investee’s ability to meet future contractual obligations may be different than what the Company determined during its analysis, which may lead to a different impairment conclusion in future periods. If after monitoring and analyzing impaired securities, the Company determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other-than-temporary, the carrying amount of the security is reduced to its fair value by the credit component of the other-than-temporary impairment. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.
The Company’s process for identifying and reviewing invested assets for other-than temporary impairments during any quarter includes the following:
•	Identification and evaluation of securities that have possible indications of other-than-temporary impairment, which includes an analysis of all investments with gross unrealized investments losses that represent 20% or more of cost.

•	Review and evaluation of any other security based on the investee’s current financial condition, liquidity, near-term recovery prospects, implications of rating agency actions, the outlook for the business sectors in which the investee operates and other factors. This evaluation is in addition to the evaluation of those securities with a gross unrealized investment loss representing 20% or more of cost.

•	Consideration of evidential matter, including an evaluation of factors or triggers that may or may not cause individual investments to qualify as having other-than-temporary impairments; and

•	Determination of the status of each analyzed security as other-than-temporary or not, with documentation of the rationale for the decision.
The Company continues to review the investment portfolios under the Company’s impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.
Obligations of Government-sponsored Enterprises, U.S. Treasury Securities and Obligations of U.S. Government Instrumentalities, Obligations of States of the United States and Political Subdivisions of the States, and Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: The unrealized losses on the Company’s investments in obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of states of the United States and political subdivisions of the states, and in obligations of the Commonwealth of Puerto Rico and its instrumentalities were mainly caused by fluctuations in interest rate and general market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. In addition, most of these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company does to intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.
Corporate Bonds: The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions. The estimated fair value of these corporate bonds has improved during 2009. In addition, except for one position, these corporate bonds have investment grade ratings. Because the decline in estimated fair value is principally attributable to changes in interest rate, the Company does not intend to sell the investments and its is not more likely than not that he Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on investments in residential mortgage-backed securities and collateralized mortgage obligations were caused by fluctuations in interest rates. The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise. The Company also has investments in private CMOs. Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Company owns. Because the decline in fair value is attributable to changes in interest rates and not credit quality, the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.
Preferred Stocks: Because the estimated fair value of this investment has experienced a significant improvement in market value during the past year, the issuer’s capital ratios are above regulatory levels, this particular instrument has a specified maturity, the issuer has continued dividend payments on this instrument and in all of its outstanding debt instruments, the issuer does not have the ability to call the security at a price lower than its stated value, the Company expects to collect all contractual cash flows, the Company does not have the intent to sell the investment, and it is not more likely than not that the Company will be required to sell the investment before market price recovery or maturity, this investments is not considered other-than-temporarily impaired.
Perpetual Preferred Stocks: Because this security has experienced a significant improvement during the past year, the issuers’ capital ratios are above regulatory levels, analyst target price is above market price and book value as of December 31, 2009, the Company does not have the intent to sell the investment, and the Company has the intent and ability to hold the investments until a market price recovery, these investments are not considered other-than-temporarily impaired.
Mutual Funds: The unrealized losses in the Company’s investment in mutual funds are in several mutual funds that in turn invested in fixed income securities. The unrealized loss of each position represents between 4% and 14% of its book value. To better understand the funds, the Company evaluated the invested assets that compose the funds, which are mostly fixed income obligations of the Puerto Rico and U.S. government or its agencies. As these mutual funds are invested in fixed income securities, they are susceptible to fluctuations in interest rates as well as supply and demand. In recent months there has been a very strong recovery in Puerto Rico obligations. However, the mutual funds did not follow this performance because there have been many sellers and few buyers, combined with poor liquidity. This relative underperformance versus Puerto Rico obligations has brought the market price of the funds closer to their net asset value, rather than trading at a premium. However, given the quality of the securities within the funds, the market value is expected to improve in line with an increase in demand for fixed income securities. Because the current valuations are close to the funds’ underlying assets, the funds’ underlying assets are mostly on investment grade fixed income securities (mostly U.S. and Puerto Rico government and its agencies, which have been affected by general market conditions), the Company does not have the intent to sell the investment, and the Company has the ability to hold the investments until a market price recovery, these investments are not considered other-than-temporarily impaired.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
Maturities of investment securities classified as available for sale and held to maturity were as follows at December 31, 2009:

	Amortized	Estimated
	Cost	Fair Value
Securities available for sale
Due in one year or less	$13,800	$14,172
Due after one year through five years	122,706	126,690
Due after five years through ten years	190,032	193,183
Due after ten years	338,907	336,741
Residential mortgage-backed securities	16,605	17,281
Collateralized mortgage obligations	229,312	230,910

	$911,362	$918,977

Securities held to maturity
Due in one year or less	$10,752	$11,291
Due after one year through five years	510	524
Due after five years through ten years	1,793	1,800
Due after ten years	1,483	1,595
Residential mortgage-backed securities	1,256	1,280

	$15,794	$16,490

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $4,642 and $5,356 (fair value of $4,758 and $5,602) at December 31, 2009 and 2008, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code of the Commonwealth of Puerto Rico (the Insurance Code). Investment with an amortized cost of $577 and $554 (fair value of $577 and $554) at December 31, 2009 and 2008, respectively, were deposited with the Commissioner of Insurance of the Government of the U.S. Virgin Islands.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
Information regarding realized and unrealized gains and losses from investments for the years ended December 31, 2009, 2008, and 2007 is as follows:

	2009	2008	2007
Realized gains (losses)
Fixed maturity securities
Securities available for sale
Gross gains from sales	$5,323	$1,876	$1,208
Gross losses from sales	(3)	(225)	(1,797)
Gross losses from other-than-temporary impairments	(1,712)	(3,872)	—

Total debt securities	3,608	(2,221)	(589)

Equity securities
Trading securities:
Gross gains from sales	717	3,358	8,873
Gross losses from sales	(1,381)	(3,160)	(1,558)

	(664)	198	7,315

Securities available for sale
Gross gains from sales	3,468	881	292
Gross losses from sales	(391)	(176)	—
Gross losses from other-than-temporary impairments	(5,407)	(12,622)	(1,087)

	(2,330)	(11,917)	(795)

Total equity securities	(2,994)	(11,719)	6,520

Net realized gains (losses) on securities	$614	$(13,940)	$5,931

The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.

	2009	2008	2007
Changes in unrealized gains (losses)
Recognized in income
Equity securities — trading	$10,497	$(21,064)	$(4,116)

Recognized in accumulated other comprehensive loss
Fixed maturities — available for sale	(406)	928	18,640
Equity securities — available for sale	4,583	(5,734)	(7,251)

	$4,177	$(4,806)	$11,389

Not recognized in the consolidated financial statements
Fixed maturities — held to maturity	$(614)	$1,152	$1,266

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
The deferred tax liability (asset) on unrealized gains and (losses) recognized in accumulated other comprehensive income during the years 2009, 2008, and 2007 aggregated $(638), $854 and $1,840, respectively.
As of December 31, 2009 and 2008, no individual investment in securities exceeded 10% of stockholders’ equity.
4.	Net Investment Income
     Components of net investment income were as follows:

	Years ended December 31
	2009	2008	2007
Fixed maturities	$46,285	$48,197	$37,205
Equity securities	4,077	5,451	5,271
Policy loans	411	387	394
Cash equivalents and interest-bearing deposits	577	1,003	2,187
Other	786	1,215	2,137

Total	$52,136	$56,253	$47,194

5.	Premium and Other Receivables, Net
     Premium and other receivables, net as of December 31 were as follows:

	2009	2008
Premium	$98,429	$90,315
Self-funded group receivables	70,315	35,749
FEHBP	10,297	9,600
Agent balances	37,888	38,491
Accrued interest	9,287	11,802
Reinsurance recoverable	43,951	42,181
Other	27,999	23,765

	298,166	251,903

Less allowance for doubtful receivables:
Premium	20,280	10,467
Other	4,954	4,278

	25,234	14,745

Premium and other receivables, net	$272,932	$237,158

6.	Deferred Policy Acquisition Costs and Value of Business Acquired
The movement of deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31, 2009, 2008, and 2007 is summarized as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)

	DPAC	VOBA	Total
Balance, December 31, 2006	$38,825	$72,592	$111,417

Additions	46,898	—	46,898
VOBA interest at an average rate of 5.27%	—	3,874	3,874
Amortization	(32,508)	(12,442)	(44,950)

Net change	14,390	(8,568)	5,822

Balance, December 31, 2007	53,215	64,024	117,239

Additions	49,470	—	49,470
VOBA interest at an average rate of 5.40%	—	3,425	3,425
Amortization	(33,442)	(10,345)	(43,787)

Net change	16,028	(6,920)	9,108

Balance, December 31, 2008	69,243	57,104	126,347

Additions	55,632	—	55,632
VOBA interest at an average rate of 5.29%	—	3,066	3,066
Amortization	(35,923)	(9,205)	(45,128)

Net change	19,709	(6,139)	13,570

Balance, December 31, 2009	$88,952	$50,965	$139,917

The amortization expense of the deferred policy acquisition costs and value of business acquired is included within the operating expenses in the accompanying consolidated statement of earnings.
The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2010	$8,239
2011	7,397
2012	6,607
2013	5,808
2014	5,159
7.	Property and Equipment, Net
     Property and equipment, net as of December 31 are composed of the following:

	2009	2008
Land	$7,309	$6,531
Buildings and leasehold improvements	45,034	44,791
Office furniture and equipment	16,821	16,208
Computer equipment and software	69,652	56,482
Automobiles	513	461

	139,329	124,473
Less accumulated depreciation and amortization	70,526	66,025

Property and equipment, net	$68,803	$58,448

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
8.	Acquired Intangible Asset
On July 1, 2009, the Company, through TSS, closed an Asset Purchase Agreement (the Agreement) to acquire certain managed care assets of La Cruz Azúl de Puerto Rico, Inc. (LCA) in Puerto Rico and the U.S. Virgin Islands on such date, generating an intangible asset. Such intangible asset, net as of December 31, 2009 amounted to $5.6 million and is included within other assets in the accompanying consolidated balance sheets. The estimated weighted average useful life is 4 years. Amortization expense recorded during 2009 amounted to $1.3 million. The Company may be required to make additional payments depending upon certain conditions as defined in the Agreement, which would have the effect of increasing the intangible asset.
9.	Fair Value Measurements
Assets recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs are as follows:
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
The Company uses observable inputs when available. Fair value is based upon quoted market prices when available. If market prices are not available, the Company employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. The Company limits valuation adjustments to those deemed necessary to ensure that the security or derivative’s fair value adequately represents the price that would be received or paid in the marketplace. Valuation adjustments may include consideration of counterparty credit quality and liquidity as well as other criteria. The estimated fair value amounts are subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in estimating fair value could affect the results. The fair value measurement levels are not indicative of risk of investment.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
The following table summarizes fair value measurements by level at December 31, 2009 and 2008 for assets measured at fair value on a recurring basis:

	2009
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$43,909	$—	$—	$43,909
Securities available for sale
Fixed maturity securities	51,339	867,638	—	918,977
Equity securities	19,724	44,190	775	64,689
Derivatives (reported within other assets in the consolidated balance sheets)	—	1,608	—	1,608

	$114,972	$913,436	$775	$1,029,183

	2008
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$32,184	$—	$—	$32,184
Securities available for sale
Fixed maturity securities	89,985	796,418	1,281	887,684
Equity securities	18,953	48,590	1,086	68,629
Derivatives (reported within other assets in the consolidated balance sheets)	—	1,674	—	1,674

	$141,122	$846,682	$2,367	$990,171

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008 is as follows:

	Fixed
	Maturity	Equity
	Securities	Securities	Total
Beginning balance December 31, 2007	$4,280	$989	$5,269
Total gains or (losses)
Realized in earnings	(3,883)	—	(3,883)
Unrealized in other accumulated comprehensive income	884	97	981

Ending balance December 31, 2008	$1,281	$1,086	$2,367
Total losses realized in earnings	(1,281)	—	(1,281)
Sales	—	(1,086)	(1,086)
Transfers in to Level 3		775	775

Ending balance December 31, 2009	$—	$775	$775

Realized gains or losses on Level 3 investments are included within net realized gains, excluding other-than-temporary impairment losses on securities in the consolidated statements of earnings.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
10.	Claim Liabilities
The activity in claim liabilities during 2009, 2008, and 2007 is as follows:

	2009	2008	2007
Claim liabilities at beginning of year	$323,710	$353,830	$314,682
Reinsurance recoverable on claim liabilities	(30,432)	(54,834)	(32,066)

Net claim liabilities at beginning of year	293,278	298,996	282,616

Claims incurred
Current period insured events	1,601,802	1,432,843	1,241,866
Prior period insured events	(1,887)	(9,918)	(31,007)

Total	1,599,915	1,422,925	1,210,859

Payments of losses and loss-adjustment expenses
Current period insured events	1,316,292	1,195,414	1,004,346
Prior period insured events	247,167	233,229	190,133

Total	1,563,459	1,428,643	1,194,479

Net claim liabilities at end of year	329,734	293,278	298,996
Reinsurance recoverable on claim liabilities	30,712	30,432	54,834

Claim liabilities at end of year	$360,446	$323,710	$353,830

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
The credits in the claims incurred and loss-adjustment expenses for prior period insured events for 2009, 2008 and 2007 are due primarily to better than expected utilization trends. Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.
The claims incurred disclosed in this table exclude the change in the liability for future policy benefits amounting to $12,945, $11,989 and $12,916 during the years ended December 31, 2009, 2008 and 2007, respectively.
11.	Federal Employees’ Health Benefits Program (FEHBP)
TSS entered into a contract, renewable annually, with the Office of Personnel Management (OPM) as authorized by the Federal Employees’ Health Benefits Act of 1959, as amended, to provide health benefits under the FEHBP. The FEHBP covers postal and federal employees residing in the Commonwealth of Puerto Rico and the United States Virgin Islands as well as retirees and eligible dependents. The FEHBP is financed through a negotiated contribution made by the federal government and employees’ payroll deductions.
The accounting policies for the FEHBP are the same as those described in the Company’s summary of significant accounting policies. Premium rates are determined annually by TSS and approved by the federal government. Claims are paid to providers based on the guidelines determined by the federal government. Operating expenses are allocated from TSS’s operations

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
to the FEHBP based on applicable allocation guidelines (such as, the number of claims processed for each program).
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
The contract with OPM allows for the payment to the Company of service fees as negotiated between TSS and OPM. Service fees, which are included within the other income, net in the accompanying consolidated statements of earnings, amounted to $988, $931, and $895, respectively, for each of the years in the three-year period ended December 31, 2009.
The Company also has funds available related to the FEHBP amounting to $22,797 and $20,055 as of December 31, 2009 and 2008, respectively and are included within the cash and cash equivalents in the accompanying consolidated balance sheets. Such funds must only be used to cover health benefits charges, administrative expenses and service charges required by the FEHBP.
A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations. Accordingly, such reserve is not reflected in the accompanying consolidated balance sheets. The balance of such reserve as of December 31, 2009 and 2008 was $20,483 and $23,365, respectively. The Company received $6,343, $2,540, and $5,512, of payments made from the contingency reserve fund of OPM during 2009, 2008, and 2007, respectively.
The claim payments and operating expenses charged to the FEHBP are subject to audit by the U.S. government. Management is of the opinion that an adjustment, if any, resulting from such audits will not have a significant effect on the accompanying financial statements. The claim payments and operating expenses reimbursed in connection with the FEHBP have been audited through 2004 by OPM.
12.	Borrowings
A summary of the borrowings entered by the Company at December 31, 2009 and 2008 is as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)

	2009	2008
Senior unsecured notes payable of $50,000 issued on September 2004; due September 2019. Interest is payable semiannually at a fixed rate of 6.30%.	$50,000	$50,000
Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	60,000	60,000
Senior unsecured notes payable of $35,000 issued on January 2006; due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.28% and 2.43% at December 31, 2009, and 2008, respectively).	22,667	24,307

Total borrowings	$167,667	$169,307

Aggregate maturities of the Company’s borrowings as of December 31, 2009 are summarized as follows:

Year ending December 31
2010	$1,640
2011	1,640
2012	1,640
2013	1,640
2014	1,640
Thereafter	159,467

$167,667

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company. The Company’s senior unsecured notes contain certain non- financial covenants with which TSS and the Company have complied with at December 31, 2009.
Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note. Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2009 and 2008 amounted to $1,041 and $1,140, respectively and are included within other assets in the accompanying consolidated balance sheets.
The secured loan payable previously described is guaranteed by a first position held by the bank on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the loan under a continuing general security agreement. This secured loan contains certain non-financial covenants, which are customary for this type of facility, including but not limited to,

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.
Interest expense on the above borrowings amounted to $9,870, $10,451, and $11,565, for the years ended December 31, 2009, 2008, and 2007, respectively.
13.	Derivative Instruments and Hedging Activities
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
The Company has invested in certain derivative instruments in order to diversify its investment in securities and participate in the foreign stock market.
During 2005 the Company invested in two structured note agreements amounting to $5,000 each, maturing in May 25, 2012, where the interest income received is linked to the performance of the Dow Jones Euro STOXX 50 and Nikkei 225 Equity Indexes (the Indexes). Under these agreements the principal invested by the Company is protected, the only amount that varies according to the performance of the Indexes is the interest to be received upon the maturity of the instruments. Should the Indexes experience a negative performance during the holding period of the structured notes, no interest will be received. The contingent interest payment component within the structured note agreements meets the definition of an embedded derivative. In accordance with the provisions of current ASC, the embedded derivative component of the structured notes is separated from the structured notes and accounted for separately as a derivative instrument.
The changes in the fair value of the embedded derivative component are recorded as gains or losses in earnings in the period of change. During the years ended December 31, 2009, 2008 and 2007 the Company recorded a loss associated with the change in the fair value of this derivative component of $66, $4,658 and $45, respectively. The change in the fair value of the embedded derivative component is included within the other income, net in the accompanying consolidated statement of earnings.
As of December 31, 2009 and 2008, the fair value of the derivative component of the structured notes amounted to $1,608 and $1,674, respectively, and is included within the Company’s other assets in the accompanying consolidated balance sheets. The investment component of the structured notes is accounted for as held-to-maturity debt securities and is included within the investment in securities in the accompanying consolidated balance sheets. As of December 31, 2009 the fair value and amortized cost of the investment component of both structured notes amounted to $9,597 and $9,063, respectively. As of December 31, 2008 the fair value and

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
amortized cost of the investment component of both structured notes amounted to $9,396 and $8,698, respectively.
14.	Agency Contract and Expense Reimbursement

TSS processed and paid claims as fiscal intermediary for the Medicare — Part B Program until February 2009, the contract termination date. TSS was reimbursed for administrative expenses incurred in performing this service. For the years ended December 31, 2009, 2008, and 2007, TSS was reimbursed by $1,842, $8,678, and $10,783, respectively, for such services, which are deducted from operating expenses in the accompanying consolidated statements of earnings.

The operating expense reimbursements in connection with processing Medicare claims have been audited through 2005 by federal government representatives. Management is of the opinion that no significant adjustments will be made affecting cost reimbursements through December 31, 2009.

On September 12, 2008, the Centers for Medicare and Medicaid Services (CMS) announced that First Coast Service Options (FCSO), a non-affiliated third party organization based in Jacksonville, Florida, was awarded the Medicare Administrative Contract (MAC) for Jurisdiction 9 (Florida, Puerto Rico and the U.S. Virgin Islands). FCSO proposed TSS as a subcontractor in MAC Jurisdiction 9 to perform certain provider customer service functions, subject to terms and conditions negotiated between FSCO and TSS. Pursuant to this, TSS was reimbursed $2,650 for performing the customer service functions during the year ended December 31, 2009.
15.	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

	Premiums Earned			Claims Incurred(1)
	2009	2008	2007	2009	2008	2007
Premiums written	$1,957,085	$1,780,765	$1,564,873	$1,618,663	$1,443,046	$1,249,554
Premiums ceded	(81,013)	(85,308)	(81,325)	(18,748)	(20,121)	(38,695)

	$1,876,072	$1,695,457	$1,483,548	$1,599,915	$1,422,925	$1,210,859

(1)	The claims incurred disclosed in this table exclude the change in the liability for future policy benefits amounting to $12,945, $11,989 and $12,916 during the years ended December 31, 2009, 2008 and 2007, respectively.
TSS, TSP and TSV, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company. Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders. In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts. During 2009, 2008 and 2007 TSP placed 13.53%, 11.84% and 10.92% of its reinsurance business with one reinsurance company.

TSS has two excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties. Reinsurance contracts are primarily for periods of one year, and are subject to modifications and negotiations in each renewal date. Premiums ceded under these contracts amounted to $7,341, $5,623 and $3,349 in 2009, 2008 and 2007, respectively. Claims ceded

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
amounted to $3,870, $8,407 and $2,957 in 2009, 2008 and 2007, respectively. Principal reinsurance agreements are as follows:
•	Organ transplant excess of loss treaty covering 100% of the claims up to a maximum of $1,000 per person, per life.

•	Routine medical care excess of loss treaty covering 100% of claims from the amount of $100 and up to a maximum of $900 per covered person, per contract year.
TSP has a number of pro rata and excess of loss reinsurance treaties whereby the subsidiary retains for its own account all loss payments for each occurrence that does not exceed the stated amount in the agreements and a catastrophe cover, whereby it protects itself from a loss or disaster of a catastrophic nature. Under these treaties, TSP ceded premiums of $67,541, $72,115, and $69,137, in 2009, 2008, and 2007, respectively.

Reinsurance cessions are made on excess of loss and on a proportional basis. Principal reinsurance agreements are as follows:
•	Property quota share treaty covering for a maximum of $20,000 for any one risk. Under this treaty 35% of the risk is ceded to reinsurers. The remaining exposure is covered by a property per risk excess of loss treaty that provides reinsurance in excess of $500 up to a maximum of $10,000, or the remaining 65% for any one risk. In addition, TSP has an additional property catastrophe excess of loss contract that provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $10,000.

•	Personal property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $80,000.

•	Commercial property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $205,000.

•	Property catastrophe excess of loss. This treaty provides protection for $185,000 in excess of $80,000 and $205,000 with respect to personal and commercial lines, respectively, resulting from any catastrophe, subject to a maximum loss of $157,500 in respect of the ceded portion of the Commercial Lines Quota Share.

•	Personal lines quota share. This treaty provides protection of 4.5% on all ground-up losses, subject to a limit of $1,000 for any one risk.

•	Reinstatement premium protection. This treaty provides a maximum limit of approximately $5,000 for personal lines and $13,800 in commercial lines to cover the necessity of reinstating the catastrophe program in the event it is activated.

•	Casualty excess of loss treaty. This treaty provides reinsurance for losses in excess of $225 up to a maximum of $12,000.

•	Medical malpractice excess of loss. This treaty provides reinsurance in excess of $150 up to a maximum of $1,500 per incident.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
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
Facultative reinsurance is obtained when coverage per risk is required. During the year 2007 the ceded claims incurred of TSP include approximately $23.4 million related to one policy ceded under a facultative reinsurance treaty. No individually significant policies were ceded during the years 2009 and 2008. All principal reinsurance contracts are for a period of one year, on a calendar basis, and are subject to modifications and negotiations in each renewal.

The ceded unearned reinsurance premiums on TSP arising from these reinsurance transactions amounted to $16,746 and $20,357 at December 31, 2009 and 2008, respectively, and are reported as other assets in the accompanying consolidated balance sheets.

TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $6,131, $7,570, and $8,839, in 2009, 2008, and 2007, respectively. Principal reinsurance agreements are as follows:
•	Group life pro rata agreement, reinsuring 50% of the risk up to $250 on the life of any participating individual of certain groups insured. This contract was cancelled on June 30, 2009.

•	Group life insurance facultative agreement, reinsuring risk in excess of $25 of certain group life policies and a combined pro rata and excess of loss agreement effective July 1, 2008, reinsuring 50% of the risk up to $200 and ceding the excess.

•	Group life insurance facultative excess of loss agreements in which TSV retains a portion of the losses on the life of any participating individual of certain groups insured. Any excess will be recovered from the reinsurer. This agreement provides for various retentions ($25, $50 and $75) of the losses.

•	Facultative pro rata agreements for the long-term disability insurance, reinsuring 65% of the risk.

•	Accidental death catastrophic reinsurance covering each and every accident arising out of one event or occurrence resulting in the death or dismemberment of five or more persons. The retention for each event is $250 with a maximum of $1,000 for each event and $2,000 per year.

•	Several reinsurance agreements, mostly on an excess of loss basis up to a maximum retention of $50. For certain new life products that have been issued after 1999, the retention limit is $175.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
16.	Income Taxes

Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. The Company and its subsidiaries are subject to Puerto Rico income taxes. The Company’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of December 31, 2009, tax years 2004 through 2009 of the Company and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

TSS and TSP are taxed essentially the same as other corporations, with taxable income primarily determined on the basis of the statutory annual statements filed with the insurance regulatory authorities. Also, operations are subject to an alternative minimum income tax, which is calculated based on the formula established by existing tax laws. Any alternative minimum income tax paid may be used as a credit against the excess, if any, of regular income tax over the alternative minimum income tax in future years.

TSV operates as a qualified domestic life insurance company and is subject to the alternative minimum tax and taxes on its capital gains.

Federal income taxes recognized by the Company’s insurance subsidiaries amounted to approximately $125, $112, and $164, in 2009, 2008, and 2007, respectively.

TSM, TC, and ISI are subject to Puerto Rico income taxes as a regular corporation, as defined in the P.R. Internal Revenue Code, as amended.

On July 10, 2009 the Governor of Puerto Rico signed into law Puerto Rico’s Act No. 37, which requires certain corporations to pay a 5% additional special tax over the tax obligation through December 31, 2011. The effective tax rate includes the additional special tax, as enacted.

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)

	2009	2008	2007
Income before taxes	$83,651	$31,944	$72,645
Statutory tax rate	40.95%	39.0%	39.0%

Income tax expense at statutory rate	34,255	12,458	28,332

Increase (decrease) in taxes resulting from
Exempt interest income	(13,201)	(13,561)	(9,990)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(4,759)	(1,336)	(1,115)
Effect of using earnings under statutory accounting principles instead of GAAP for TSS and TSP	(3,089)	6,406	371
Effect of taxing capital gains at a preferential rate	446	(237)	(1,406)
Dividends received deduction	(262)	(810)	(821)
Other permanent disallowances, net:
Effect of capital gains preferential rate on impairments	1,385	2,916	140
Disallowance of expenses related to exempt interest income	871	1,792	603
Disallowed interest expense	730	1,014	1,086
Other	1,404	(158)	600

Total other permanent differences	4,151	5,564	2,429

Adjustment to deferred tax assets and liabilities for changes in effective tax rates	(239)	—	(2,131)
Other adjustments to deferred tax assets and liabilities	(771)	(300)	(423)
Tax credit benefit	(2,386)	(1,286)	—
Other	487	256	(1,119)

Total income tax expense	$14,871	$7,154	$14,127

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2009 and 2008 of the Company and its subsidiaries is composed of the following:

	2009	2008
Deferred tax assets
Allowance for doubtful receivables	$9,869	$5,325
Liability for pension benefits	13,161	14,681
Employee benefits plan	3,142	4,214
Postretirement benefits	1,668	1,454
Deferred compensation	1,952	1,661
Accumulated depreciation	312	334
Impairment loss on investments	3,654	2,816
Contingency reserves	214	—
Share-based compensation	592	—
Unrealized loss on trading securities	—	1,300
Unrealized loss on derivative instruments	89	82
Alternative minimum income tax credit	955	940
Purchased tax credits	7,388	8,337
Other	754	767

Gross deferred tax assets	43,750	41,911

Deferred tax liabilities
Deferred policy acquisition costs	(8,103)	(7,531)
Catastrophe loss reserve trust fund	(5,935)	(5,495)
Unrealized gain upon acquisition of GA Life	(982)	(1,753)
Unrealized gain on trading securities	(285)	—
Unrealized gain on securities available for sale	(1,626)	(988)
Unamortized bond issue costs	(318)	(347)
Contingency reserves	—	(302)
Other	(38)	(300)

Gross deferred tax liabilities	(17,287)	(16,716)

Net deferred tax asset	$26,463	$25,195

The net deferred tax asset shown in the table above at December 31, 2009 and 2008 is reflected in the consolidated balance sheets as $37,551 and $35,926, respectively, in deferred tax assets and $11,088 and $10,731 in deferred tax liabilities, respectively, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Company.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
17.	Pension Plans

Noncontributory Defined-Benefit Pension Plan

The Company sponsors a noncontributory defined-benefit pension plan for all of its employees and for the employees for certain of its subsidiaries. Pension benefits begin to vest after five years of vesting service, as defined, and are based on years of service and final average salary, as defined. The funding policy is to contribute to the plan as necessary to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Company may determine to be appropriate from time to time. The measurement date used to determine pension benefit measures for the pension plan is December 31.

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2009 and 2008, accordingly:

	2009	2008
Change in benefit obligation
Projected benefit obligation at beginning of year	$84,776	$89,598
Service cost	4,912	5,287
Interest cost	5,712	5,458
Benefit payments	(7,004)	(7,926)
Actuarial losses (gains)	2,492	(7,641)
Projected benefit obligation at end of year	$90,888	$84,776
Accumulated benefit obligation at end of year	$67,825	$62,371
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$44,100	$63,614
Actual return on assets (net of expenses)	8,337	(16,588)
Employer contributions	8,000	5,000
Benefit payments	(7,004)	(7,926)
Fair value of plan assets at end of year	$53,433	$44,100
Funded status at end of year	$(37,455)	$(40,676)
Amounts in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost
Development of prior service credit Balance at beginning of year	$(5,372)	$(5,822)
Amortization	450	450
Net prior service credit	(4,922)	(5,372)
Development of actuarial loss
Balance at beginning of year	42,559	30,373
Amortization	(2,487)	(1,788)
(Gain)/Loss arising during the year	(1,827)	13,974
Actuarial net loss	38,245	42,559
Sum of deferrals	$33,323	$37,187
Net amount recognized	$(4,132)	$(3,489)

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
The amounts recognized in the balance sheets as of December 31, 2009 and 2008 consist of the following:

	2009	2008
Pension liability	$37,455	$40,676
Accumulated other comprehensive loss, net of a deferred tax of $12,944 and $14,383 in 2009 and 2008, respectively	20,379	22,805
The components of net periodic benefit cost income for 2009, 2008, and 2007 were as follows:

	2009	2008	2007
Components of net periodic benefit cost
Service cost	$4,912	$5,287	$5,489
Interest cost	5,712	5,458	5,072
Expected return on assets	(4,018)	(5,027)	(4,383)
Amortization of prior service (benefit) cost	(450)	(450)	58
Amortization of actuarial loss	2,487	1,788	1,959

Net periodic benefit cost	$8,643	$7,056	$8,195

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

The estimated net loss and prior service benefit that will be amortized from accumulated other comprehensive loss into net periodic pension benefits cost during the next twelve months is as follows:

Prior service cost	$(450)
Actuarial loss	2,281
The following assumptions were used on a weighted average basis to determine benefit obligations of the plan and in computing the periodic benefit cost as of and for the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007
Discount rate	6.75%	6.75%	6.25%
Expected return on plan assets	7.75%	8.00%	8.00%
Rate of compensation increase	Graded; 3.50%	Graded; 3.50%	Graded; 3.50%
	to 8.00%	to 8.00%	to 8.00%
As of December 31, 2009, the basis of the overall expected long-term rate of return on assets assumption is a forward-looking approach based on the current long-term capital market outlook assumptions of the assets categories the trust invests in and the trust’s target asset allocation. At December 31, 2009, the assumed target asset allocation for the program is: 44%-56% equity securities, 35%-45% debt securities, and 6%-14% other securities. Using a mean-variance model to project return over 15-years horizon under the target asset allocation, the 35% to 65% percentile

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
range of annual rates of return is 6.4%-8.4%. The Company selected a rate from within this range of 7.75%, which reflects the Company’s best estimate for this assumption based on the data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.10% reduction for other administrative expenses charged to the trust.

The assumed discount rate of 6.75% at December 31, 2009 reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. The Company determined the discount rate based on a range of factors, including a yield curve comprised of the rates of return on high-quality, fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations.

Plan Assets

Plan assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For level inputs and input definition, see note 9.

The following table summarizes fair value measurements by level at December 31, 2009 for assets measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
Equity Investments
Domestic Large Cap	$2,557	$13,624	$961	$17,142
Domestic Small Cap	107	4,204	—	4,311
International Large Cap	2	4,198	—	4,200
International Small Cap	717	—	—	717
Emerging Markets	—	2,014	—	2,014
Fixed Income Investments
High Yield	145	2,586	277	3,008
Core	989	12,594	28	13,611
Long Duration	82	5,352	—	5,434
Real Estate Investments
REIT	—	655	—	655
Real Estate Assets	47	4	2,290	2,341

	$4,646	$45,231	$3,556	$53,433

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2009 is as follows:

	Domestic		Fixed
	Large	Fixed Income	Income	Real
	Cap	High Yield	Core	Estate	Total
Beginning Balance at December 31, 2008	$695	$212	$33	$3,508	$4,448
Actual return on program assets:
Relating to assets still held at the reporting date	266	52	—	(1,343)	(1,025)
Relating to assets sold during the period	—	2	(5)	(23)	(26)
Purchases	—	11	—	148	159

Ending balance at December 31, 2009	$961	$277	$28	$2,290	$3,556

The Company’s plan assets are invested in the National Retirement Trust. The National Retirement Trust was formed to provide financial and legal resources to help members of the BCBSA offer retirement benefits to their employees.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
The investment program for the National Retirement Trust is based on the precepts of capital market theory that are generally followed by institutional investors, who by definition are long-term oriented investors. This philosophy holds that:
•	Increasing risk is rewarded with compensating returns over time, and therefore, prudent risk taking is justifiable for long-term investors.

•	Risk can be controlled through diversification of asset classes and investment approaches, as well as diversification of individual securities.

•	Risk is reduced by time, and over time the relative performance of different asset classes is reasonably consistent. Over the long-term, equity investments have provided and should continue to provide superior returns over other security types. Fixed-income securities can dampen volatility and provide liquidity in periods of depressed economic activity. Lengthening duration of fixed income securities may reduce surplus volatility.

•	The strategic or long-term allocation of assets among various asset classes is an important driver of long-term returns.

•	Relative performance of various asset classes is unpredictable in the short-term and attempts to shift tactically between asset classes are unlikely to be rewarded.
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
Cash Flows

The Company expects to contribute $7,000 to its pension program in 2010.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Triple-S Management Corporation
Note to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)

Year ending December 31
2010	$3,809
2011	4,145
2012	4,770
2013	5,641
2014	6,236
2015 — 2019	46,530
Noncontributory Supplemental Pension Plan

In addition, the Company sponsors a noncontributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits. At December 31, 2009 and 2008, the Company has recorded a pension liability of $3,033 and $3,426, respectively. The charge to accumulated other comprehensive loss related to the noncontributory pension plan at December 31, 2009 and 2008 amounted to $339 and $464, respectively, net of a deferred tax asset of $217 and $296, respectively.
18.	Catastrophe Loss Reserve and Trust Fund

In accordance with Chapter 25 of the Insurance Code, as amended, TSP is required to record a catastrophe loss reserve. This catastrophe loss reserve is supported by a trust fund for the payment of catastrophe losses. The reserve increases by amounts determined by applying a contribution rate, not in excess of 5%, to catastrophe written premiums as instructed annually by the Commissioner of Insurance, unless the level of the reserve exceeds 8% of catastrophe exposure, as defined. The reserve also increases by an amount equal to the resulting return in the supporting trust fund and decreases by payments on catastrophe losses or authorized withdrawals from the trust fund. Additions to the catastrophe loss reserve are deductible for income tax purposes.

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

The interest earning assets in this fund, which amounted to $33,489 and $31,359 as of December 31, 2009 and 2008, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

TSP is required to make deposits to the trust fund, if any, on or before January 31 of the following year. Contributions are determined by a rate imposed by the Commissioner of Insurance for the catastrophe policies written in that year. Additions in 2009 and 2008, amounting to $810 and $850, respectively, were determined by applying a rate of 1% to catastrophe premiums written.

The amount in the trust fund may be withdrawn or released in the case that TSP ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.

Triple-S Management Corporation
Note to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
Retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2009 and 2008 amounted to $34,411 and $32,200, respectively.
19.	Stockholders’ Equity
a.	Common Stock

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

In May 2007, the Company cancelled 24,000 director qualifying shares. Since February 2007, Board members are no longer required to hold qualifying shares to participate in the Board of the Company.

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
b.	Stock Repurchase Program

The Company repurchased shares of its common stock under a $40,000 share repurchase program authorized by the Company’s Board in October 2008. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During 2009 and 2008, the Company repurchased and retired 2,021,960 and 1,181,500 shares at an average per share price of $12.92 and $11.75, for an aggregate cost of $26,120 and $13,880.. The repurchase program was completed during 2009. At December 31, 2008, the Company had unsettled shares repurchases amounting to $6,235 under this program. Such amount is included in the accompanying consolidated balance sheet as account payable and accrued liabilities.

c.	Preferred Stock

Triple-S Management Corporation
Note to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2009 and 2008, there are no issued and outstanding preferred shares.

d.	Dividends

During the years 2009 and 2008 there were no dividends declared or paid to the Company’s stockholders.

On March 12, 2007, the Board declared a cash dividend of $2,448 distributed pro rata among all of the Company’s issued and outstanding Class A common shares, excluding those shares issued to the representatives of the community that were members of the Board (the qualifying shares). All stockholders of record as of the close of business on March 23, 2007, except those who only hold qualifying shares, received a dividend per share of $0.09 for each share held on that date.

e.	Liquidity Requirements

As members of the BCBSA, the Company and TSS are required by membership standards of the association to maintain liquidity as defined by BCBSA. That is, to maintain net worth exceeding the Company Action Level as defined in the National Association of Insurance Commissioners’ (NAIC) Risk-Based Capital for Insurers Model Act. The companies are in compliance with this requirement.
20.	Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

			Accumulated
	Unrealized	Liability	Other
	Gains (Losses) on	for Pension	Comprehensive
	securities	Benefits	Loss
Beginning balance	$5,602	$(23,267)	$(17,665)
Net current period change	4,630	2,550	7,180
Reclassification adjustments for gains and losses reclassified in income	(1,091)	—	(1,091)

Ending balance	$9,141	$(20,717)	$(11,576)

The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2009, 2008 and 2007 are as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)

	2009
		Deferred Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized holding losses on securities arising during the period	$5,455	$(825)	$4,630
Less reclassification adjustment for gains and losses realized in income	(1,278)	187	(1,091)

Net change in unrealized loss	4,177	(638)	3,539

Liability for pension benefits	4,070	(1,520)	2,550

Net current period change	$8,247	$(2,158)	$6,089

	2008
		Deferred Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized holding losses on securities arising during the period	$(18,944)	$2,088	$(16,856)
Less reclassification adjustment for gains and losses realized in income	14,138	(1,234)	12,904

Net change in unrealized loss	(4,806)	854	(3,952)

Liability for pension benefits	(12,411)	4,796	(7,615)
Cash-flow hedges	(93)	37	(56)

Net current period change	$(17,310)	$5,687	$(11,623)

	2007
		Deferred Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized holding losses on securities arising during the period	$10,005	$(1,622)	$8,383
Less reclassification adjustment for gains and losses realized in income	1,384	(218)	1,166

Net change in unrealized loss	11,389	(1,840)	9,549

Liability for pension benefits	6,697	(2,607)	4,090
Cash-flow hedges	(409)	159	(250)

Net current period change	$17,677	$(4,288)	$13,389

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
21.	Share-Based Compensation

In December 2007 the Company adopted the 2007 Incentive Plan (the Plan), which permits the Board the grant of stock options, restricted stock awards and performance awards to eligible officers, directors and key employees. The Plan authorizes grants to issue up to 4,700,000 of Class B common shares of authorized but unissued stock. At December 31, 2009, there were 3,303,963 shares available for the Company to grant under the Plan. Stock options can be granted with an exercise price at least equal the stock’s fair market value at the date of grant. The stock option awards vest in equal annual installments over 3 years and its expiration date cannot exceed 7 years. The restricted stock and performance awards are issued at the fair value of the stock on the grant date with vesting periods ranging from one to three years. Restricted stock awards vest in installments, as stipulated in each restricted stock agreement. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards were achieved.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model that used the weighted average assumptions in the following table. In absence of adequate historical data, the Company estimates the expected life of the option using the simplified method allowed by Staff Accounting Bulletin (SAB) No. 107. Since the Company was a newly public entity, expected volatility was computed based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option was based on the U.S. Treasury zero-coupon bonds yield curve in effect at the time of grant.

The following assumptions were used in the development of fair value of option awards:

	2009	2008	2007
Expected dividend yield	—	—	—
Expected volatility (per year)	53.85%	—	33.00%
Expected term (in years)	4.50	—	4.50
Risk-free interest rate	1.47%	—	3.51%
Stock option activity during the year ended December 31, 2009 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding balance at January 1, 2009	999,309	$14.50
Grants	13,321	$12.49

Outstanding balance at December 31, 2009	1,012,630	$14.47	4.95	$3,166

Exercisable at December 31, 2009	666,206	$14.50	4.93	$2,065
The weighted average grant date fair value of options granted during 2009 and 2007 was $5.63 and $4.83, respectively. No options were granted in 2008.There were no options exercised during the years ended December 31, 2009, 2008 and 2007.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2009, and changes during the year ended December 31, 2009, are presented below:

	Restricted Awards		Performance Awards
		Weighted		Weighted
		Average		Average
	Number of	Fair	Number of	Exercise
	Shares	Value	Shares	Price
Outstanding balance at January 1, 2009	130,973	$15.16	166,554	$14.50
Granted	27,362	12.33	3,002	12.49
Vested	(76,660)	15.62	—	—
Forefeited	—	—	(2,414)	14.50

Outstanding balance at December 31, 2009	81,675	$13.77	167,142	$14.46

The weighted average grant date fair value of restricted shares granted during the year 2009, 2008 and 2007 were $12.33, $18.81 and $14.50, respectively. Total fair value of restricted stock vested during the year ended December 31, 2009 was $1,158.

At December 31, 2009 there was $2,571 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.97 years. The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.
22.	Net Income Available to Stockholders and Basic Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31, 2009.

	2009	2008	2007
Numerator for earnings per share
Net income available to stockholders	$68,780	$24,790	$58,518

Denominator for basic earnings per share —
Weighted average of common shares	29,494,468	32,120,461	27,200,067
Effect of dilutive securities — Nonvested restricted stock awards	68,862	42,094	2,038

Denominator for diluted earnings per share	$29,563,330	$32,162,555	27,202,105

Basic net income per share	$2.33	$0.77	$2.15
Diluted net income per share	2.33	0.77	2.15
During the years ended December 31, 2009, 2008 and 2007, the weighted average of stock option shares of 1,012,594, 999,309 and 83,276, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
23.	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under noncancelable operating leases. Minimum annual rental commitments at December 31, 2009 under existing agreements are summarized as follows:

Year ending December 31
2010	$4,557
2011	3,344
2012	2,243
2013	1,689
2014	1,561
Thereafter	6,690

Total	$20,084

Rental expense for 2009, 2008, and 2007 was $4,690, $3,532, and $4,007, respectively, after deducting the amount of $132, $265, and $303, respectively, reimbursed by CMS for the administration of the Medicare Part B Program (see note 14).
24.	Contingencies

Legal Proceedings

As of December 31, 2009, the Company is a defendant in various lawsuits arising in the ordinary course of business. The Company is also a defendant in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Company’s compliance with applicable insurance and other laws and regulations.

Management believes that the aggregate liabilities, if any, arising from all such claims, assessments, audits and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could have a material adverse effect on the Company’s financial condition, operating results and/or cash flows. Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.

Additionally, the Company may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have contractual rights to acquire shares of the Company on favorable terms or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.

Hau et al Litigation (formerly known as Jordan et al)

On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Company, TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million. Following years of complaint

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million. Discovery is expected to conclude by March 2010. The Company intends to vigorously defend this claim.

Colón Litigation

On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSS predecessor stock, filed suit against TSS and the Commissioner of Insurance in the Court of First Instance. The sale of that share to Mr. Colón-Dueño was voided in 1999 pursuant to an order issued by the Commissioner of Insurance in which the sale of 1,582 shares to a number of TSS shareholders was voided. TSS, however, appealed the Commissioner of Insurance’s order before the Puerto Rico Court of Appeals, which upheld the order on March 31, 2000. Plaintiff requests that the court direct TSS to return his share of stock and compensate him for alleged damages in excess of $500,000 plus attorney’s fees. The Company is vigorously contesting this lawsuit because, among other reasons, the Commissioner of Insurance’s order is final and cannot be collaterally attacked in this litigation.

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

After unsuccessfully filing motions for reconsideration in both cases, TSS appealed the court’s decisions before the Puerto Rico Court of Appeals on November 29, 2007 and February 21, 2008, respectively. TSS also requested a consolidation of both cases, which the Court of Appeals approved on April 17, 2008. On June 30, 2008 the Court of Appeals confirmed the summary judgment issued by the Court of First Instance in both property tax cases. On September 29, 2008, TSS timely filed a certiorari petition with the Puerto Rico Supreme Court. The court denied the petition on March 13, 2009. TSS filed a request for reconsideration before the Puerto Rico Supreme Court on March 30, 2009, which was denied on April 29, 2009. TSS filed a second request for reconsideration, which was denied on May 22, 2009. The Company recorded an accrual which is included within accounts payable and accrued liabilities in the accompanying consolidated financial statements.

The Company submitted a petition for certiorari to the U.S. Supreme Court on August 26, 2009, based on its strong belief that CRIM’s retroactive revocation of applicable tax rulings and its imposition of a tax liability reaching back over ten years constituted a violation of the Company’s due process rights. The U.S. Supreme Court has requested that CRIM filed a response on December 2, 2009. On January 11, 2010, the U.S. Supreme Court invited the Solicitor General of the U.S. to file a brief in this case expressing the views of the United States.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
Dentists Association Litigation

On February 11, 2009, the Puerto Rico Dentists Association (Colegio de Cirujanos Dentistas de Puerto Rico) filed a complaint in the Court of First Instance against 24 health plans operating in Puerto Rico that offer dental health coverage. The Company and two of its subsidiaries, TSS and TC were included as defendants. This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated; however, the complaint does not include a single dentist as a class representative nor a definition of the intended class.

The complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to dentists so that they are not paid in a timely and complete manner for the covered medically necessary services they render. The complaint also alleges, among other things, violations to the Puerto Rico Insurance Code, antitrust laws, the Puerto Rico racketeering statute, unfair business practices, breach of contract with providers, and total damages in the amount of $150 million. In addition, the complaint claims that the Puerto Rico Insurance Companies Association is the hub of an alleged conspiracy concocted by the member plans to defraud dentists.

There are numerous available defenses to oppose both the request for class certification and the merits. The Company intends to vigorously defend this claim.

Two codefendant plans removed the case to federal court, which the plaintiffs and the other codefendants, including the Company, opposed. The federal District Court decided that it lacked jurisdiction under the Class Action Fairness Act (“CAFA”) and remanded the case to state court. The removing defendants petitioned to appeal to the First Circuit Court of Appeals. Having accepted the appeal, the First Circuit Court of Appeals issued an order in late October 2009 which found the lower court’s decision premature. The Court of Appeals remanded the case to the federal District Court and allowed limited discovery to determine whether the case should be heard in federal court pursuant to CAFA.

Claims by Heirs of Former Shareholders

The Company and TSS are defending four individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 90 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper. Discovery is underway in each case. Management believes all these claims are time barred under one or more statutes of limitations and is vigorously defending them.

Guarantee Associations

Pursuant to the Insurance Code, TSP is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Professional Médico-Hospitalaria (SIMED) and of the Sindicato de Aseguradores de Responsabilidad Professional para Médicos. Both syndicates were organized for the purpose of underwriting medical-hospital professional liability insurance. As a member, the subsidiary shares risks with other member companies and, accordingly, is contingently liable in the event that the above-mentioned syndicates cannot meet their obligations. During 2009, 2008, and 2007, no assessments or payments were made for this contingency.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
Additionally, pursuant to Article 12 of Rule LXIX of the Insurance Code, TSP is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association). The Association was organized during 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998. As a participant, TSP shares the risk, proportionately with other members, based on a formula established by the Insurance Code. During the three-year period ended December 31, 2009, the Association distributed good experience refunds. TSP received refunds amounting to $1,193, $1,131, and $1,023, in 2009, 2008, and 2007, respectively.

TSP is a member of the Asociación de Garantía de Seguros de Todas Clases, excepto Vida, Incapacidad y Salud and TSS and TSV are members of the Asociación de Garantía de Seguros de Vida, Incapacidad y Salud. As members, they are required to provide funds for the payment of claims and unearned premiums reimbursements for policies issued by insurance companies declared insolvent. During 2009, 2008 and 2007 no assessment or payment was made by TSP in connection with insurance companies declared insolvent. Moreover, no assessments were attributable to TSS and TSV during 2009, 2008, and 2007.
25.	Statutory Accounting

TSS, TSV and TPS (collectively known as the regulated subsidiaries) are regulated by the Commissioner of Insurance. The regulated subsidiaries are required to prepare financial statements using accounting practices prescribed or permitted by the Commissioner of Insurance, which differ from GAAP.

The accumulated earnings of TSS, TSV, and TSP are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Such limitations restrict the payment of dividends by insurance companies generally to unrestricted unassigned surplus funds reported for statutory purposes. As more fully described in note 18, a portion of the accumulated earnings of TSP are also restricted by the catastrophe loss reserve balance (amounting to $34,411 and $32,200 as of December 31, 2009 and 2008, respectively) as required by the Insurance Code.

The combined net admitted assets, unassigned surplus and net income of the regulated subsidiaries at December 31, 2009, 2008 and 2007 are as follows:

(dollar amounts in millions)	2009	2008	2007
Net admitted assets	$1,298	$1,197	$1,286
Capital and surplus	416	260	359
Net income	43	30	64

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
26.	Supplementary Information on Cash Flow Activities

	2009	2008	2007
Supplementary information
Noncash transactions affecting cash flows activities
Change in net unrealized gain on securities available for sale, including deferred income tax (asset)/liability of $(638), $854, and $1,840 in 2009, 2008, and 2007, respectively	$3,539	$(3,952)	$9,549
Change in cash-flow hedges, including deferred income tax liability of $37 and $159 in 2008 and 2007, respectively	$—	$(56)	$(250)
Change in liability for pension benefits, and deferred income tax (liability)/asset of $(1,520), $4,796, $2,189, in 2009, 2008, and 2007, respectively	$2,550	$(7,615)	$4,090
Unsettled shares repurchases	$—	$6,235	$—
Unsettled investment acquisitions	$—	$—	$117,706
Unsettled investment sales	$—	$(1,500)	$—
Other
Income taxes paid	$15,552	$25,597	$25,940
Interest paid	$11,605	$14,330	$14,102
27.	Segment Information

The operations of the Company are conducted principally through three business segments: Managed Care, Life Insurance, and Property and Casualty Insurance. Business segments were identified according to the type of insurance products offered and consistent with the information provided to the chief operating decision maker. These segments and a description of their respective operations are as follows:
•	Managed Care segment — TSS is engaged in the sale of managed care products to the Commercial, Medicare and Reform market sectors. The Commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare supplement. The following represents a description of the major contracts by sector:
–	TSS is a qualified contractor to provide health coverage to federal government employees within Puerto Rico. Earned premiums revenue related to this contract amounted to $125,994, $124,239, and $121,126 for the three-year period ended December 31, 2009, 2008, and 2007, respectively (see note 11).

–	Under its commercial business, TSS also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
(dollar amounts in thousands, except per share data)
related to such health plans amounted to $46,114, $40,686, and $46,649, for the three-year period ended December 31, 2009, 2008, and 2007, respectively.
–	TSS provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. Earned premium revenue related to the Medicare business amounted to $513,823, $438,723, and $255,570, for the three-year period ended December 31, 2009, 2008, and 2007, respectively.

–	TSS participates in the Reform program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the Commonwealth of Puerto Rico. TSS provides managed care services to Reform members in the North and Southwest regions on a fully-insured basis and in the Metro-North region on an Administrative Service Only (ASO) basis. Earned premium revenue related to this business amounted to $348,096, $340,123, and $327,544, for three-year period ended December 31, 2009, 2008, and 2007, respectively. Administrative service fee for the Metro-North Region for the year ended December 31, 2009 and 2008 amounted to $23,299 and $2,712; which is included in the Administrative service fee in the accompanying consolidated statement of earnings.
•	Life Insurance segment — This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through TSV’s internal sales force and a network of independent brokers and agents.

•	Property and Casualty Insurance segment —The predominant insurance lines of business of this segment are commercial multiple peril, auto physical damage, auto liability, and dwelling. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to TSP, net of commissions. Remittances are due 60 days after the closing date of the general agent’s account current.
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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
The following tables summarize the operations by operating segment for each of the years in the three-year period ended December 31, 2009, 2008, and 2007.

	2009	2008	2007
Operating revenues
Managed care
Premiums earned, net	$1,680,750	$1,509,778	$1,298,776
Fee revenue	48,643	19,187	14,018
Intersegment premiums/fee revenue	5,995	6,538	6,229
Net investment income	21,641	23,091	19,673

Total managed care	$1,757,029	1,558,594	1,338,696

Life
Premiums earned, net	99,726	92,469	88,505
Intersegment premiums	386	374	356
Net investment income	16,763	16,482	15,016

Total life	116,875	109,325	103,877

Property and casualty
Premiums earned, net	95,596	93,211	96,267
Intersegment premiums	613	610	616
Net investment income	11,679	12,545	11,849

Total property and casualty	107,888	106,366	108,732

Other segments — intersegment service revenues*	52,997	46,578	44,971

Total business segments	2,034,789	1,820,863	1,596,276

TSM operating revenues from external sources	2,053	4,135	656
Elimination of intersegment premiums	(6,994)	(7,523)	(7,201)
Elimination of intersegment service revenue	(52,997)	(46,578)	(44,971)

Consolidated operating revenues	$1,976,851	$1,770,897	$1,544,760

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

	2009	2008	2007
Operating income
Managed care	$57,193	$52,632	$57,392
Life	14,555	12,489	10,716
Property and casualty	8,746	13,147	10,740
Other segments*	1,482	985	891

Total business segments	81,976	79,253	79,739
TSM operating revenues from external sources	2,053	4,135	656
TSM unallocated operating expenses	(9,004)	(9,283)	(7,846)
Elimination of TSM charges	9,548	9,991	10,903

Consolidated operating income	84,573	84,096	83,452
Consolidated net realized investment gains (losses)	614	(13,940)	5,931
Consolidated net unrealized gain (loss) on trading securities	10,497	(21,064)	(4,116)
Consolidated interest expense	(13,270)	(14,681)	(15,839)
Consolidated other income (expense), net	1,237	(2,467)	3,217

Consolidated income before taxes	$83,651	$31,944	$72,645

	2009	2008	2007
Depreciation expense
Managed care	$6,640	$4,339	$4,277
Life	663	656	677
Property and casualty	1,477	1,450	1,488

Total business segments	8,780	6,445	6,442
TSM depreciation expense	$863	922	1,120

Consolidated depreciation expense	$9,643	$7,367	$7,562

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

	2009	2008
Assets
Managed care	$746,674	$678,889
Life	487,290	460,109
Property and casualty	351,793	337,869
Other segments*	14,193	12,620

Total business segments	1,599,950	1,489,487

Unallocated amounts related to TSM
Cash, cash equivalents, and investments	39,029	58,480
Property and equipment, net	21,577	21,648
Other assets	4,780	4,079

	65,386	84,207

Elimination entries — intersegment receivables and others	(16,632)	(14,504)

Consolidated total assets	$1,648,704	$1,559,190

	2009	2008
Significant noncash items
Net change in unrealized gain on securities available for sale
Managed care	$(282)	$(4,359)
Life	(2,427)	538
Property and casualty	(489)	1,139

Total business segments	(3,198)	(2,682)
Amount related to TSM	(341)	(1,270)

Consolidated net change in unrealized gain on securities available for sale	$(3,539)	$(3,952)

Net change in liability for pension benefits
Managed care	$2,254	$(4,946)
Life	212	(81)
Property and casualty	(78)	(490)
Other segments*	74	(1,948)

Total business segments	2,462	(7,465)
Amount related to TSM	88	(150)

Consolidated net change in liability for pension benefits	$2,550	$(7,615)

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of health insurance services.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007
28.	Quarterly Financial Information (Unaudited)

	2009
	March 31	June 30	September 30	December 31	Total
Revenues
Premiums earned, net	$452,484	$466,221	$477,503	$479,864	$1,876,072
Administrative service fees	8,866	11,319	9,797	18,661	48,643
Net investment income	12,541	13,360	12,955	13,280	52,136

Total operating revenues	473,891	490,900	500,255	511,805	1,976,851
Net realized investment (losses) gains	(1,727)	(1,625)	2,150	1,816	614
Net unrealized investment (losses) gains on trading securities	(2,476)	5,652	4,860	2,461	10,497
Other (loss) income, net	(379)	704	67	845	1,237

Total revenues	469,309	495,631	507,332	516,927	1,989,199

Benefits and expenses
Claims incurred	394,532	398,420	413,626	406,282	1,612,860
Operating expenses	68,252	68,603	71,205	71,358	279,418

Total operating costs	462,784	467,023	484,831	477,640	1,892,278
Interest expense	3,264	3,357	3,338	3,311	13,270

Total benefits and expenses	466,048	470,380	488,169	480,951	1,905,548

Income before taxes	3,261	25,251	19,163	35,976	83,651

Income tax expense (benefit)
Current	451	9,090	2,096	7,560	19,197
Deferred	(1,122)	(2,499)	(1,017)	312	(4,326)

Total income taxes	(671)	6,591	1,079	7,872	14,871

Net income	$3,932	$18,660	$18,084	$28,104	$68,780

Basic net income per share	$0.13	$0.64	$0.62	$0.96	$2.33
Diluted net income per share	0.13	0.63	0.62	0.96	2.33

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2009, 2008 and 2007

	2008
	March 31	June 30	September 30	December 31	Total
Revenues
Premiums earned, net	$404,399	$419,157	$433,219	$438,682	$1,695,457

Administrative service fees	3,713	3,920	4,448	7,106	19,187
Net investment income	13,432	14,302	14,072	14,447	56,253

Total operating revenues	421,544	437,379	451,739	460,235	1,770,897
Net realized investment gains (losses)	609	(1,741)	(1,101)	(11,707)	(13,940)
Net unrealized investment loss on trading securities	(6,250)	(951)	(3,605)	(10,258)	(21,064)
Other (loss) income, net	(1,521)	1,360	(1,147)	(1,159)	(2,467)

Total revenues	414,382	436,047	445,886	437,111	1,733,426

Benefits and expenses
Claims incurred	350,207	354,780	365,585	364,342	1,434,914
Operating expenses	60,031	61,399	63,572	66,885	251,887

Total operating costs	410,238	416,179	429,157	431,227	1,686,801
Interest expense	3,673	3,926	3,749	3,333	14,681

Total benefits and expenses	413,911	420,105	432,906	434,560	1,701,482

Income before taxes	471	15,942	12,980	2,551	31,944

Income tax expense (benefit)
Current	(184)	4,291	4,580	2,855	11,542
Deferred	(547)	(486)	(1,071)	(2,284)	(4,388)

Total income taxes	(731)	3,805	3,509	571	7,154

Net income	$1,202	$12,137	$9,471	$1,980	$24,790

Basic net income per share	$0.04	$0.38	$0.29	$0.06	$0.77
Diluted net income per share	0.04	0.38	0.29	0.06	0.77
29.` Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued. No events, other than those described in these notes, have occurred that require disclosure pursuant to current ASC.

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Balance Sheets
(in thousands)

	As of December 31,
	2009	2008
Assets:
Cash and cash equivalents	$361	$1,952
Investment securities available for sale, at fair value (amortized cost $39,713 and $57,975 in 2009 and 2008, respectively)	38,668	56,528
Investment in subsidiaries	560,448	484,535
Note receivable and accrued interest from subsidiary	46,354	48,339
Due from subsidiaries	2,552	8,956
Other assets	26,357	25,727

Total assets	$674,740	$626,037

Liabilities:
Due to subsidiary	4,335	197
Borrowings	117,667	119,307
Other liabilities	14,966	21,434

Total liabilities	136,968	140,938

Stockholders’ equity:
Common stock, class A	9,043	9,043
Common stock, class B	20,110	22,105
Additional paid-in-capital	159,303	179,504
Retained earnings	360,892	292,112
Accumulated other comprehensive loss, net	(11,576)	(17,665)

Total stockholder’s equity	537,772	485,099

Total liabilities and stockholder’s equity	$674,740	$626,037

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
Triple-S Management Corporation
Statements of Earnings
(in thousands)

	2009	2008	2007
Investment income	$5,068	$7,324	$5,477
Other revenues	8,690	8,215	11,373

Total revenues	13,758	15,539	16,850

Operating expenses:
General and administrative expenses	9,004	9,283	7,846
Interest expense	6,693	7,301	8,034

Total operating expenses	15,697	16,584	15,880

(Loss) income before income taxes	(1,939)	(1,045)	970

Income tax (benefit) expense	(463)	268	432

(Loss) Income of parent company	(1,476)	(1,313)	538

Equity in income of subsidiaries	70,256	26,103	57,980

Net income	$68,780	$24,790	$58,518

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Statements of Cash Flows
(in thousands)

	12/31/2009	12/31/2008	12/31/2007

Net income	$68,780	$24,790	$58,518
Adjustment to reconcile net income to net cash (used in) provided by operating activities:
Equity in net income of subsidiaries	(70,256)	(26,103)	(57,980)
Depreciation and amortization	863	922	1,120
Shared- based compensation	3,924	3,268	200
Deferred income tax benefit	(644)	(363)	(88)
Other	934	1,965	(394)
Changes in assets and liabilities:
Accrued interest from subisidiary	1,985	(3,188)	(4,150)
Due from subsidiaries	6,404	(8,359)	(237)
Other assets	(175)	(1,173)	(236)
Due to subsidiary	4,138	(5,818)	(9,144)
Other liabilities	(85)	2,343	4,908

Net cash provided by (used in) operating activities	15,868	(11,716)	(7,483)

Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	(40,996)	(70,684)	(28,202)
Proceeds from sale and maturities of investment in securities classified as available for sale	58,324	45,905	4,393
Notes receivable from subsidiaries	—	—	22,000
Net (acquisition) retirement of property and equipment	(792)	(47)	149

Net cash provided by (used in) investing activities	16,536	(24,826)	(1,660)

Cash flow from financing activities:
Repayments of borrowings	(1,640)	(1,639)	(12,141)
Net proceeds from initial public offering	—	—	70,279
Dividends	—	—	(2,448)
Repurchase of common stock	(32,355)	(7,645)	—
Other	—	6	1

Net cash (used in) provided by financing activities	(33,995)	(9,278)	55,691

Net increase (decrease) in cash and cash equivalents	(1,591)	(45,820)	46,548
Cash and cash equivalents, beginning of year	1,952	47,772	1,224

Cash and cash equivalents, end of year	$361	$1,952	$47,772

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2009, 2008 and 2007
The accompanying notes to the condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 15 to the Annual Report on Form 10-K.
(1)	For purposes of these condensed financial statements, Triple-S Management Corporation’s (the Company or TSM) investment in its wholly owned subsidiaries is recorded using the equity basis accounting.
(2)	Significant Accounting Policies
The significant accounting policies followed by the Company are set forth in the notes to the consolidated financial statements and the accompanying notes thereto. Refer to Item 15 to the Annual Report of Form 10-K.
(3)	Long-Term Borrowings
A summary of the long-term borrowings entered into by the Company at December 31, 2009 and 2008 follows:

	2009	2008
Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$60,000	$60,000
Senior unsecured notes payable of $35,000 issued on January 2006; due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.28% and 2.43% at December 31, 2009, and 2008, respectively).	22,667	24,307

Total borrowings	$117,667	$119,307

Aggregate maturities of the Company’s long term borrowings as of December 31, 2009 are summarized as follows:

Year ending December 31
2010	$1,640
2011	1,640
2012	1,640
2013	1,640
2014	1,640
Thereafter	109,467

$117,667

All of the Company’s senior notes can be prepaid at par, in total or partially, five years after issuance as determined by the Company.

1

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2009, 2008 and 2007
Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note. Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2009 and 2008 amounted to $651 and $710, respectively, and are included within the other assets in the accompanying condensed balance sheets.
The secured loan note payable previously described is guaranteed by a first position held by the bank on the Company’s and its subsidiaries land, building, and substantially all leasehold improvements, as collateral for the term of the loans under a continuing general security agreement. This secured loan contains certain non-financial covenants, which are customary in this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitation on changes in control.
(4) Transactions with Related Parties
The following are the significant related-party transactions made for the three-year period ended December 31, 2009, 2008 and 2007:

	2009	2008	2007
Rent charges to subsidiaries	$7,422	$7,286	$7,023
Interest charged to subsidiary on note receivable	3,015	3,189	4,821
As of December 31, 2009 the Company has a note receivable from a subsidiary pursuant to the provisions of Article 29.30 of the Puerto Rico Insurance Code.
•	On December 22, 2005, TSV borrowed $57,000 from TSM. This note receivable has a balance of $37,000 as of December 31, 2009 and 2008 and bears interest at an annual rate 6.6%. Accrued interest at December 31, 2009 and 2008 amounted to $9,354 and $11,339, respectively.
The note receivable from subsidiary is due on demand; however, pursuant to the requirements established by the Commissioner of Insurance, the parties agreed that no payment of the total principal nor the interest due on the loan will be made without first obtaining written authorization from the Commissioner of Insurance within at least 60 days prior to the proposed payment date. Written authorization to convert $20,000 of the TSV’s note receivable into a capital contribution was obtained from the Commissioner of Insurance during 2008.

(5)	Contingencies
At December 31, 2009 and 2008, the Company is defendant in various lawsuits in the ordinary course of business. In the opinion of management, with the advice of its legal counsel, the ultimate disposition of these matters will not have a material adverse effect on the position and results of operations of the Company.
Hau et al Litigation (formerly known as Jordan et al)
On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Company, TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on

2

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2009, 2008 and 2007
June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million. Discovery is expected to conclude by March 2010. The Company intends to vigorously defend this claim.
Dentists Association Litigation
On February 11, 2009, the Puerto Rico Dentists Association (Colegio de Cirujanos Dentistas de Puerto Rico) filed a complaint in the Court of First Instance against 24 health plans operating in Puerto Rico that offer dental health coverage. The Company and two of its subsidiaries, TSS and TC were included as defendants. This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated; however, the complaint does not include a single dentist as a class representative nor a definition of the intended class.
The complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to dentists so that they are not paid in a timely and complete manner for the covered medically necessary services they render. The complaint also alleges, among other things, violations to the Puerto Rico Insurance Code, antitrust laws, the Puerto Rico racketeering statute, unfair business practices, breach of contract with providers, and total damages in the amount of $150 million. In addition, the complaint claims that the Puerto Rico Insurance Companies Association is the hub of an alleged conspiracy concocted by the member plans to defraud dentists.
There are numerous available defenses to oppose both the request for class certification and the merits. The Company intends to vigorously defend this claim.
Two codefendant plans removed the case to federal court, which the plaintiffs and the other codefendants, including the Company, opposed. The federal District Court decided that it lacked jurisdiction under the Class Action Fairness Act (“CAFA”) and remanded the case to state court. The removing defendants petitioned to appeal to the First Circuit Court of Appeals. Having accepted the appeal, the First Circuit Court of Appeals issued an order in late October 2009 which found the lower court’s decision premature. The Court of Appeals remanded the case to the federal District Court and allowed limited discovery to determine whether the case should be heard in federal court pursuant to CAFA.
Claims by Heirs of Former Shareholders
The Company and TSS are defending four individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 90 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper. Discovery is underway in each case. Management believes all these claims are time barred under one or more statutes of limitations and is vigorously defending them.

(6)	Stockholders’ Equity
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

3

Triple-S Management Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information
For the years ended December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

	Deferred								Amortization of
	Policy								Deferred Policy
	Acquisition		Liability for		Other				Acquisition
	Costs and Value		Future		Policy Claims		Net		Costs and Value	Other	Net
	of Business	Claim	Policy	Unearned	and Benefits	Premium	Investment	Claims	of Business	Operating	Premiums
Segment	Acquired	Liabilities	Benefits	Premiums	Payable	Revenue	Income	Incurred	Acquired	Expenses	Written

2009
Managed care	$—	$236,366	$—	$6,996	$—	$1,684,068	$21,641	$1,515,173	$—	$184,663	$1,684,068
Life insurance	112,908	40,100	222,619	4,163	—	100,112	16,763	50,353	16,844	35,123	100,112
Property and casualty insurance	27,009	83,980	—	97,183	—	96,209	11,679	47,334	28,284	23,524	95,817
Other non-reportable segments, parent company operations and net						—
consolidating entries	—	—	—	—	—	(4,317)	2,053	—	—	(9,020)	—

Total	$139,917	$360,446	$222,619	$108,342	$—	$1,876,072	$52,136	$1,612,860	$45,128	$234,290	$1,879,997

2008

Managed care	$—	$201,849	$—	$5,585	$—	$1,513,025	$23,091	$1,345,371	$—	$160,591	$1,513,025
Life insurance	101,243	39,948	207,545	3,370	—	92,843	16,482	47,432	16,404	33,000	92,843
Property and casualty insurance	25,104	81,913	—	101,186	—	93,821	12,546	42,111	27,383	23,725	95,867
Other non-reportable segments, parent						—
company operations and net						—
consolidating entries	—	—	—	—	—	(4,232)	4,134	—	—	(9,216)	—

Total	$126,347	$323,710	$207,545	$110,141	$—	$1,695,457	$56,253	$1,434,914	$43,787	$208,100	$1,701,735

2007

Managed care	$—	$201,604	$—	$27,923	$—	$1,301,792	$19,673	$1,133,241	$—	$148,063	$1,301,792
Life insurance	93,564	35,485	194,131	2,931	—	88,861	15,016	45,669	16,033	31,459	88,861
Property and casualty insurance	23,675	116,741	—	101,745	—	96,883	11,849	44,865	28,917	24,210	101,747
Other non-reportable segments, parent
company operations and net
consolidating entries	—	—	—	—	—	(3,988)	656	—	—	(11,149)	—

Total	$117,239	$353,830	$194,131	$132,599	$—	$1,483,548	$47,194	$1,223,775	$44,950	$192,583	$1,492,400

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule IV — Reinsurance
For the years ended December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies (1)	Companies	Amount	to Net
2009

Life insurance in force	$10,714,252	$2,937,377	$—	$7,776,875	0.0%

Premiums:
Life insurance	$106,243	$6,131	$—	$100,112	0.0%
Accident and health insurance	1,691,409	7,341	—	1,684,068	0.0%
Property and casualty insurance	163,358	67,541	—	95,817	0.0%

Total premiums	$1,961,010	$81,013	$—	$1,879,997	0.0%

2008

Life insurance in force	$10,503,170	$2,823,647	$—	$7,679,523	0.0%

Premiums:
Life insurance	$100,413	$7,570	$—	$92,843	0.0%
Accident and health insurance	1,518,648	5,623	—	1,513,025	0.0%
Property and casualty insurance	167,982	72,115	—	95,867	0.0%

Total premiums	$1,787,043	$85,308	$—	$1,701,735	0.0%

2007

Life insurance in force	$10,321,749	$2,459,100	$—	$7,862,649	0.0%

Premiums:
Life insurance	$97,700	$8,839	$—	$88,861	0.0%
Accident and health insurance	1,305,141	3,349	—	1,301,792	0.0%
Property and casualty insurance	170,884	69,137	—	101,747	0.0%

Total premiums	$1,573,725	$81,325	$—	$1,492,400	0.0%

(1)	Premiums ceded on the life insurance business are net of commission income on reinsurance amounting to $42, $287 and $258 for the years ended December 31, 2009, 2008 and 2007.
See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule V — Valuation and Qualifying Accounts
For the years ended December 31, 2009, 2008 and 2007
(Dollar amounts in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other Accounts	Deductions -	End of
	Period	Expenses	- Describe (1)	Describe (2)	Period

2009

Allowance for doubtful receivables	$14,745	2,149	10,065	(1,725)	25,234

2008

Allowance for doubtful receivables	$15,925	821	—	(2,001)	14,745

2007

Allowance for doubtful receivables	$18,230	6,661	—	(8,966)	15,925

(1)	Represents premiums adjustment to provide for unresolved reconciliation items with the Government of Puerto Rico and other entities.

(2)	Deductions represent the write-off of accounts deemed uncollectible.
See accompanying independent registered public accounting firm’s report and notes to financial statements.