Form 10-Q
period 2010-03-31
TRIPLE-S MANAGEMENT CORP
filed 2010-05-05
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2010

Common Stock Class A, $1.00 par value	9,042,809
Common Stock Class B, $1.00 par value	20,361,063

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended March 31. 2010

Part I – Financial Information
Item 1. Financial Statements
Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2010	2009
Assets

Investments and cash:
Equity securities held for trading, at fair value	$47,607	$43,909
Securities available for sale, at fair value:
Fixed maturities	959,212	918,977
Equity securities	68,281	64,689
Securities held to maturity, at amortized cost:
Fixed maturities	14,632	15,794
Policy loans	5,990	5,940
Cash and cash equivalents	41,345	40,376

Total investments and cash	1,137,067	1,089,685

Premiums and other receivables, net	290,596	272,932
Deferred policy acquisition costs and value of business acquired	140,432	139,917
Property and equipment, net	71,487	68,803
Deferred tax asset	32,711	37,551
Other assets	35,072	39,816

Total assets	$1,707,365	$1,648,704

Liabilities and Stockholders’ Equity

Claim liabilities	397,634	360,446
Liability for future policy benefits	226,559	222,619
Unearned premiums	101,148	108,342
Policyholder deposits	47,494	47,563
Liability to Federal Employees’ Health Benefits Program (FEHBP)	13,350	13,002
Accounts payable and accrued liabilities	140,117	139,161
Deferred tax liability	11,528	11,088
Borrowings	167,257	167,667
Liability for pension benefits	38,980	41,044

Total liabilities	1,144,067	1,110,932

Stockholders’ equity:
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at March 31, 2010 and December 31, 2009	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 20,110,391 shares at March 31, 2010 and December 31, 2009, respectively	20,110	20,110
Additional paid-in capital	159,808	159,303
Retained earnings	372,084	360,892
Accumulated other comprehensive income (loss)	2,253	(11,576)

Total stockholders’ equity	563,298	537,772

Total liabilities and stockholders’ equity	$1,707,365	$1,648,704

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2010	2009
Revenues:
Premiums earned, net	$494,177	$451,438
Administrative service fees	12,498	8,866
Net investment income	12,423	12,541

Total operating revenues	519,098	472,845

Net realized investment losses:
Total other-than-temporary impairment losses on securities	(1,855)	(2,661)
Net realized gains, excluding other-than-temporary impairment losses on securities	476	934

Total net realized investment losses	(1,379)	(1,727)

Net unrealized investment gain (loss) on trading securities	2,030	(2,476)
Other income (expense), net	152	(379)

Total revenues	519,901	468,263

Benefits and expenses:
Claims incurred	425,828	393,486
Operating expenses	76,871	68,252

Total operating costs	502,699	461,738

Interest expense	3,228	3,264

Total benefits and expenses	505,927	465,002

Income before taxes	13,974	3,261

Income tax expense (benefit):
Current	3,544	451
Deferred	(762)	(1,122)

Total income taxes	2,782	(671)

Net income	$11,192	$3,932

Basic net income per share	$0.38	$0.13
Diluted net income per share	$0.38	$0.13
See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands, except per share data)

	2010	2009
Balance at January 1	$537,772	$485,099

Share-based compensation	505	1,619
Grant of restricted Class B common stock	—	3
Repurchase and retirement of common stock	—	(18,032)

Comprehensive income (loss):
Net income	11,192	3,932
Net unrealized change in fair value of available for sale securities, net of taxes	13,527	(10,599)
Defined benefit pension plan:
Actuarial loss, net	371	331
Prior service credit, net	(69)	(65)

Total comprehensive income (loss)	25,021	(6,401)

Balance at March 31	$563,298	$462,288

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2010	2009
Cash flows from operating activities:
Net income	$11,192	$3,932

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,012	2,047
Net amortization of investments	755	191
Provision for doubtful receivables	1,732	504
Deferred tax benefit	(762)	(1,122)
Net realized investment loss on sale of securities	1,379	1,727
Net unrealized (gain) loss on trading securities	(2,030)	2,476
Share-based compensation	505	1,622
Proceeds from trading securities sold:
Equity securities	1,156	1,311
Acquisition of securities in trading portfolio:
Equity securities	(2,419)	(1,351)
Loss on sale of property and equipment	—	2
(Increase) decrease in assets:
Premium and other receivables, net	(18,889)	(11,369)
Deferred policy acquisition costs and value of business acquired	(515)	(2,095)
Other deferred taxes	3,422	(406)
Other assets	3,926	6,418
Increase (decrease) in liabilities:
Claim liabilities	37,188	38,873
Liability for future policy benefits	3,940	3,977
Unearned premiums	(7,194)	(8,201)
Policyholder deposits	130	412
Liability to FEHBP	348	(1,282)
Accounts payable and accrued liabilities	(6,385)	(7,705)

Net cash provided by operating activities	30,491	29,961

(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2010	2009
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$23,272	$56,136
Fixed maturities matured/called	35,415	112,042
Equity securities	401	1,137
Securities held to maturity:
Fixed maturities matured/called	1,250	2,666
Acquisition of investments:
Securities available for sale:
Fixed maturities	(83,024)	(105,263)
Equity securities	(1,295)	(1,579)
Net (outflows) proceeds for policy loans	(50)	21
Net capital expenditures	(4,878)	(2,726)

Net cash (used in) provided by investing activities	(28,909)	62,434

Cash flows from financing activities:

Change in outstanding checks in excess of bank balances	(4)	(11,306)
Repayments of long-term borrowings	(410)	(410)
Repurchase and retirement of common stock	—	(17,256)
Proceeds from policyholder deposits	2,052	1,169
Surrenders of policyholder deposits	(2,251)	(2,005)

Net cash used in financing activities	(613)	(29,808)

Net increase in cash and cash equivalents	969	62,587

Cash and cash equivalents:
Beginning of period	40,376	46,095

End of period	$41,345	$108,682

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(1) Basis of Presentation
     The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited. In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries. The consolidated interim financial statements do not include all of the information and the footnotes required by U.S. generally accepted accounting principles (GAAP) for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Certain amounts in the 2009 consolidated statement of earnings were reclassified to conform to the 2010 presentation.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results for the full year.
(2) Recent Accounting Standards
     In April 2010, the FASB issued guidance to address the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The guidance clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2010. We do not expect the adoption of this guidance to have an impact on our financial position or results of operations.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
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
     The following tables summarize the operations by major operating segment for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
Operating revenues:
Managed Care:
Premiums earned, net	$443,059	$402,625
Administrative service fees	12,498	8,866
Intersegment premiums /service fees	1,552	1,453
Net investment income	4,962	5,142

Total managed care	462,071	418,086

Life Insurance:
Premiums earned, net	25,806	24,405
Intersegment premiums	98	91
Net investment income	4,206	4,004

Total life insurance	30,110	28,500

Property and Casualty Insurance:
Premiums earned, net	25,312	24,408
Intersegment premiums	153	153
Net investment income	2,735	2,801

Total property and casualty insurance	28,200	27,362

Other segments — intersegment service revenues *	13,504	11,904

Total business segments	533,885	485,852
TSM operating revenues from external sources	520	594
Elimination of intersegment premiums	(1,803)	(1,697)
Elimination of intersegment service fees	(13,504)	(11,904)

Consolidated operating revenues	$519,098	$472,845

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Operating income (loss):
Managed care	$12,648	$5,775
Life insurance	3,838	3,034
Property and casualty insurance	(902)	1,347
Other segments *	187	127

Total business segments	15,771	10,283
TSM operating revenues from external sources	520	594
TSM unallocated operating expenses	(2,213)	(2,304)
Elimination of TSM intersegment charges	2,321	2,534

Consolidated operating income	16,399	11,107
Consolidated net realized investment losses	(1,379)	(1,727)
Consolidated net unrealized gain (loss) on trading securities	2,030	(2,476)
Consolidated interest expense	(3,228)	(3,264)
Consolidated other income (expense), net	152	(379)

Consolidated income before taxes	$13,974	$3,261

Depreciation expense:
Managed care	2,228	1,315
Life insurance	169	145
Property and casualty insurance	399	372

Total business segments	2,796	1,832
TSM depreciation expense	216	215

Consolidated depreciation expense	$3,012	$2,047

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
Assets:
Managed care	$804,758	$746,674
Life insurance	500,837	487,290
Property and casualty insurance	347,498	351,793
Other segments *	13,587	14,193

Total business segments	1,666,680	1,599,950

Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	44,428	39,029
Property and equipment, net	21,361	21,577
Other assets	3,665	4,780

	69,454	65,386

Elimination entries-intersegment receivables and others	(28,769)	(16,632)

Consolidated total assets	$1,707,365	$1,648,704

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
     The amortized cost for debt securities and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2010 and December 31, 2009, were as follows:

March 31, 2010
		Gross	Gross
		unrealized	unrealized	Estimated
	Cost	gains	losses	fair value
Trading securities:
Equity securities	$43,743	$7,969	$(4,105)	$47,607

December 31, 2009
		Gross	Gross
		unrealized	unrealized	Estimated
	Cost	gains	losses	fair value
Trading securities:
Equity securities	$42,075	$7,064	$(5,230)	$43,909

	March 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$214,117	$5,228	$(334)	$219,011
U.S. Treasury securities and obligations of U.S. government instrumentalities	48,002	3,442	—	51,444
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	153,148	3,009	(825)	155,332
Municipal securities	168,570	2,041	(1,502)	169,109
Corporate bonds	99,534	3,470	(229)	102,775
Residential mortgage-backed securities	15,496	763	(2)	16,257
Collateralized mortgage obligations	241,156	5,701	(1,573)	245,284

Total fixed maturities	940,023	23,654	(4,465)	959,212
Equity securities:
Common stocks	3,909	4,410	—	8,319
Preferred stocks	4,296	31	(1,045)	3,282
Perpetual preferred stocks	2,849	335	(150)	3,034
Mutual funds	49,689	5,161	(1,204)	53,646

Total equity securities	60,743	9,937	(2,399)	68,281

Total	$1,000,766	$33,591	$(6,864)	$1,027,493

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$252,513	$2,240	$(3,325)	$251,428
U.S. Treasury securities and obligations of U.S. government instrumentalities	48,190	3,148	—	51,338
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	154,754	3,113	(1,919)	155,948
Municipal securities	107,441	1,117	(1,851)	106,707
Corporate bonds	102,547	3,546	(728)	105,365
Residential mortgage-backed securities	16,605	677	(1)	17,281
Collateralized mortgage obligations	229,312	4,237	(2,639)	230,910

Total fixed maturities	911,362	18,078	(10,463)	918,977
Equity securities:
Common stocks	4,074	3,435	—	7,509
Preferred stocks	4,000	—	(1,325)	2,675
Perpetual preferred stocks	2,849	—	(270)	2,579
Mutual funds	50,608	4,150	(2,832)	51,926

Total equity securities	61,531	7,585	(4,427)	64,689

Total	$972,893	$25,663	$(14,890)	$983,666

	March 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$2,303	$78	$—	$2,381
U.S. Treasury securities and obligations of U.S. government instrumentalities	1,482	121	—	1,603
Corporate bonds	9,156	574	—	9,730
Residential mortgage-backed securities	926	23	(2)	947
Certificates of deposit	765	—	—	765

Total	$14,632	$796	$(2)	$15,426

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$925	$6	$—	$931
U.S. Treasury securities and obligations of U.S. government instrumentalities	3,786	132	—	3,918
Corporate bonds	9,063	534	—	9,597
Residential mortgage-backed securities	1,256	25	(1)	1,280
Certificates of deposit	764	—	—	764

Total	$15,794	$697	$(1)	$16,490

     Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$33,337	$(86)	6	$25,780	$(248)	4	$59,117	$(334)	10
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	6,399	(174)	7	37,745	(651)	16	44,144	(825)	23
Municipal securities	94,068	(1,478)	79	655	(24)	2	94,723	(1,502)	81
Corporate bonds	13,946	(148)	5	3,898	(81)	3	17,844	(229)	8
Residential mortgage-backed securities	—	—	—	36	(2)	1	36	(2)	1
Collateralized mortgage obligations	77,998	(1,075)	16	7,116	(498)	9	85,114	(1,573)	25

Total fixed maturities	225,748	(2,961)	113	75,230	(1,504)	35	300,978	(4,465)	148
Equity securities:
Preferred stocks	—	—	—	2,955	(1,045)	1	2,955	(1,045)	1
Perpetual preferred stocks	—	—	—	850	(150)	1	850	(150)	1
Mutual funds	1,275	(87)	1	16,837	(1,117)	9	18,112	(1,204)	10

Total equity securities	1,275	(87)	1	20,642	(2,312)	11	21,917	(2,399)	12

Total for securities available for sale	$227,023	$(3,048)	114	$95,872	$(3,816)	46	$322,895	$(6,864)	160

Securities held to maturity:
Residential mortgage-backed securities	$—	$—	—	$56	$(2)	1	$56	$(2)	1

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2009
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$110,602	$(2,264)	21	$25,468	$(1,061)	5	$136,070	$(3,325)	26
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	12,944	(201)	10	58,866	(1,718)	22	71,810	(1,919)	32
Municipal securities	62,292	(1,841)	39	173	(10)	1	62,465	(1,851)	40
Corporate bonds	10,997	(215)	4	7,975	(513)	6	18,972	(728)	10
Residential mortgage-backed securities	—	—	—	36	(1)	1	36	(1)	1
Collateralized mortgage obligations	101,265	(1,732)	21	7,171	(907)	10	108,436	(2,639)	31

Total fixed maturities	298,100	(6,253)	95	99,689	(4,210)	45	397,789	(10,463)	140
Equity securities:
Preferred stocks	—	—	—	2,675	(1,325)	1	2,675	(1,325)	1
Perpetual preferred stocks	—	—	—	730	(270)	1	730	(270)	1
Mutual funds	9,994	(907)	4	21,667	(1,925)	15	31,661	(2,832)	19

Total equity securities	9,994	(907)	4	25,072	(3,520)	17	35,066	(4,427)	21

Total for securities available for sale	$308,094	$(7,160)	99	$124,761	$(7,730)	62	$432,855	$(14,890)	161

Securities held to maturity:
Residential mortgage-backed securities	$—	$—	—	$55	$(1)	1	$55	$(1)	1

     The Corporation regularly monitors and evaluates the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating: (1) the length of time and the extent to which the estimated fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Corporation’s intent to sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities, and (5) other factors, as applicable. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, other-than temporary impairment may not be appropriate. Due to the subjective nature of the Corporation’s analysis, along with the judgment that must be applied in the analysis, it is possible that the Corporation could reach a different conclusion whether or not to impair a security if it had access to additional information about the investee. Additionally, it is possible that the investee’s ability to meet future contractual obligations may be different than what the Corporation determined during its analysis, which may lead to a different impairment conclusion in future periods. If after monitoring and analyzing impaired securities, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other-than-temporary, the carrying amount of the security is reduced to its fair value by the credit component of the other-than-temporary impairment. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.
     The Corporation’s process for identifying and reviewing invested assets for other-than temporary impairments during any quarter includes the following:
•	Identification and evaluation of securities that have possible indications of other-than-temporary impairment, which includes an analysis of all investments with gross unrealized investment losses that represent 20% or more of their cost and all investments with an unrealized loss greater than $50.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
•	Review and evaluation of any other security based on the investee’s current financial condition, liquidity, near-term recovery prospects, implications of rating agency actions, the outlook for the business sectors in which the investee operates and other factors. This evaluation is in addition to the evaluation of those securities with a gross unrealized investment loss representing 20% or more of their cost.

•	Consideration of evidential matter, including an evaluation of factors or triggers that may or may not cause individual investments to qualify as having other-than-temporary impairments; and

•	Determination of the status of each analyzed security as other-than-temporary or not, with documentation of the rationale for the decision.
     The Corporation continually reviews its investment portfolios under the Corporation’s impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.
     Obligations of Government-sponsored Enterprises, U.S. Treasury Securities and Obligations of U.S. Government Instrumentalities, Obligations of States of the United States and Political Subdivisions of the States, and Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: The unrealized losses on the Corporation’s investments in obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of states of the U.S. and political subdivisions of the states, and in obligations of the Commonwealth of Puerto Rico and its instrumentalities were mainly caused by fluctuations in interest rates and general market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. In addition, most of these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.
     Corporate Bonds: The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions. The estimated fair value of these corporate bonds has improved during this quarter. In addition, these corporate bonds have investment grade ratings. Because the decline in estimated fair value is principally attributable to changes in interest rates, the Corporation does not intend to sell the investments and its is not more likely than not that he Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.
     Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on investments in residential mortgage-backed securities and collateralized mortgage obligations were caused by fluctuations in interest rates. The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise. The Corporation also has investments in private CMOs. Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Corporation owns. Because the decline in fair value is attributable to changes in interest rates and not credit quality, the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.
     Preferred Stocks: Because the estimated fair value of this investment has experienced a significant improvement in market value during the last twelve months, the issuer’s capital ratios are above regulatory levels, this particular instrument has a specified maturity, the issuer has continued dividend payments on this instrument and interest payments on all of its outstanding debt instruments, the issuer does not have the ability to call the

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
security at a price lower than its stated value, the Corporation expects to collect all contractual cash flows, the Corporation does not have the intent to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before market price recovery or maturity, this investment is not considered other-than-temporarily impaired.
     Perpetual Preferred Stocks: Because this security has experienced a significant improvement during the past year, the issuer’s capital ratios are above regulatory levels, analyst target price is above market price and book value as of March 31, 2010, the Corporation does not have the intent to sell the investment, and the Corporation has the intent and ability to hold the investments until a market price recovery, this investment is not considered other-than-temporarily impaired.
     Mutual Funds: The unrealized losses in the Corporation’s investment in mutual funds are in several mutual funds that in turn invested in fixed income securities. The unrealized loss of each position represents between 4% and 9% of its book value. To better understand the funds, the Corporation evaluated the invested assets that compose the funds, which are mostly fixed income obligations of the Puerto Rico and U.S. government or its agencies. As these mutual funds are invested in fixed income securities, they are susceptible to fluctuations in interest rates as well as supply and demand. In recent months there has been a strong recovery in Puerto Rico obligations. However, these mutual funds did not follow this performance because there have been many sellers and few buyers, combined with poor liquidity. This relative underperformance versus Puerto Rico obligations has brought the market price of the funds closer to their net asset value, rather than trading at a premium. However, given the quality of the securities within the funds, the market value is expected to improve in line with an increase in demand for fixed income securities. Because the current valuations are close to the funds’ underlying assets, the funds’ underlying assets are mostly on investment grade fixed income securities (mostly U.S. and Puerto Rico government and its agencies, which have been affected by general market conditions), the Corporation does not have the intent to sell the investment, and the Corporation has the ability to hold the investments until a market price recovery, these investments are not considered other-than-temporarily impaired.
     Maturities of investment securities classified as available for sale and held to maturity at March 31, 2010 were as follows:

	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$10,329	$10,446
Due after one year through five years	99,294	102,815
Due after five years through ten years	229,678	236,762
Due after ten years	344,070	347,648
Collateralized mortgage obligations	241,156	245,284
Residential mortgage-backed securities	15,496	16,257

	$940,023	$959,212

Securities held to maturity:
Due in one year or less	$9,921	$10,495
Due after one year through five years	—	—
Due after five years through ten years	510	524
Due after ten years	3,275	3,460
Residential mortgage-backed securities	926	947

	$14,632	$15,426

     Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     Information regarding realized and unrealized gains and losses from investments for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended
	March 31,
	2010	2009
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$32	$1,236
Gross losses from sales	(40)	—
Gross losses from other-than-temporary impairments	(95)	(2,606)

Total debt securities	(103)	(1,370)

Equity securities:
Trading securities:
Gross gains from sales	613	218
Gross losses from sales	(209)	(279)

	404	(61)

Securities available for sale:
Gross gains from sales	80	—
Gross losses from sales	—	(241)
Gross losses from other-than-temporary impairments	(1,760)	(55)

	(1,680)	(296)

Total equity securities	(1,276)	(357)

Net realized losses on securities	$(1,379)	$(1,727)

     The other-than-temporary impairments on its fixed maturity securities are attributable to credit losses.

	Three months ended
	March 31,
	2010	2009
Changes in net unrealized gains (losses):
Recognized in income:
Equity securities – trading	$2,030	$(2,476)

Recognized in accumulated other comprehensive income (loss):
Fixed maturities – available for sale	11,574	(4,754)
Equity securities – available for sale	4,380	(7,715)

	$15,954	$(12,469)

Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$98	$(162)

     The deferred tax liability on unrealized gains and losses recognized in accumulated other comprehensive income/(loss) during the three months ended March 31, 2010 and 2009 aggregated $2,427 and $1,871, respectively.
     As of March 31, 2010 and December 31, 2009, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     Components of net investment income were as follows:

	Three months ended
	March 31,
	2010	2009
Fixed maturities	$11,190	$11,124
Equity securities	896	928
Policy loans	106	98
Cash equivalents and interest-bearing deposits	69	206
Other	162	185

Total	$12,423	$12,541

(5) Premiums and Other Receivables
     Premiums and other receivables as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
Premium	$116,989	$98,429
Self-funded group receivables	84,115	70,315
FEHBP	11,258	10,297
Agents balances	28,426	37,888
Accrued interest	9,532	9,287
Reinsurance recoverable	47,641	43,951
Other	19,601	27,999

	317,562	298,166

Less allowance for doubtful receivables:
Premiums	21,551	20,280
Other	5,415	4,954

	26,966	25,234

Total premiums and other receivables	$290,596	$272,932

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(6) Claim Liabilities
     The activity in the total claim liabilities for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended
	March 31,
	2010	2009
Claim liabilities at beginning of period	$360,446	$323,710
Reinsurance recoverable on claim liabilities	(30,712)	(30,432)

Net claim liabilities at beginning of period	329,734	293,278

Incurred claims and loss-adjustment expenses:
Current period insured events	433,309	395,329
Prior period insured events	(10,584)	(3,948)

Total	422,725	391,381

Payments of losses and loss-adjustment expenses:
Current period insured events	178,430	172,155
Prior period insured events	208,350	179,308

Total	386,780	351,463

Net claim liabilities at end of period	365,679	333,196
Reinsurance recoverable on claim liabilities	31,955	29,387

Claim liabilities at end of period	$397,634	$362,583

     As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
     The credits in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2010 and 2009 is due primarily to better than expected utilization trends.
     The claims incurred disclosed in this table exclude the change in the liability for future policy benefits expense, which amount to $3,103 and $3,151, during the three months ended March 31, 2010 and 2009, respectively.
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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
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
(iv) Receivables, Accounts Payable, and Accrued Liabilities
     The carrying amount of receivables, accounts payable, and accrued liabilities approximates fair value because they mature and should be collected or paid within 12 months after March 31, 2010.
(v) Policyholder Deposits
     The fair value of policyholder deposits is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.
(vi) Borrowings
     The carrying amounts and fair value of the Corporation’s borrowings are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Loans payable to bank	$22,257	$22,667	$22,667	$22,667
6.3% senior unsecured notes payable	50,000	48,000	50,000	48,000
6.6% senior unsecured notes payable	60,000	57,420	60,000	57,420
6.7% senior unsecured notes payable	35,000	33,320	35,000	33,320

Totals	$167,257	$161,407	$167,667	$161,407

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     The following table summarizes fair value measurements by level at March 31, 2010 and December 31, 2009 for assets measured at fair value on a recurring basis:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$47,607	$—	$—	$47,607
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	—	219,011	—	219,011
U.S. Treasury securities and obligations of U.S government instrumentalities	51,444	—	—	51,444
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	—	155,332	—	155,332
Municipal securities	—	169,109	—	169,109
Corporate bonds	—	102,775	—	102,775
Residential agency mortgage-backed securities	—	16,257	—	16,257
Collateralized mortgage obligations	—	245,284	—	245,284

Total fixed maturities	51,444	907,768	—	959,212

Equity securities
Common stocks	8,319	—	—	8,319
Preferred stocks	3,282	—	—	3,282
Perpetual preferred stocks	3,034	—	—	3,034
Mutual funds	7,049	45,822	775	53,646

Total equity securities	21,684	45,823	775	68,281

Derivatives (reported within other assets in the consolidated balance sheets)	—	1,425	—	1,425

Total	$120,735	$954,655	$775	$1,076,165

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$43,909	$—	$—	$43,909
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	—	251,428	—	251,428
U.S. Treasury securities and obligations of U.S government instrumentalities	51,338	—	—	51,338
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	—	155,948	—	155,948
Municipal securities	—	106,707	—	106,707
Corporate bonds	—	105,365	—	105,365
Residential agency mortgage-backed securities	—	17,281	—	17,281
Collateralized mortgage obligations	—	230,910	—	230,910

Total fixed maturities	51,338	867,639	—	918,977

Equity securities
Common stocks	7,509	—	—	7,509
Preferred stocks	2,675	—	—	2,675
Perpetual preferred stocks	2,579	—	—	2,579
Mutual funds	6,961	44,190	775	51,926

Total equity securities	19,724	44,190	775	64,689

Derivatives (reported within other assets in the consolidated balance sheets)	—	1,608	—	1,608

Total	$114,971	$913,437	$775	$1,029,183

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended
	March 31, 2010			March 31, 2009
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$—	$775	$775	$1,281	$1,086	$2,367
Total gains or losses:
Realized in earnings	—	—	—	(1,024)	—	(1,024)
Unrealized in other accumulated comprehensive income	—	—	—	303	—	303
Purchases and sales	—	—	—	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—

Ending balance	$—	$775	$775	$560	$1,086	$1,646

     There were no transfers in or transfers out of Level 3 for during the first quarter of 2010 and 2009.
     The fair value of fixed maturity and equity securities included in the Level 2 category were based on market values obtained from independent pricing services, which utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and when available loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing company’s evaluated pricing applications apply available information as applicable through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available. The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants.
     As of March 31, 2010, a mutual fund investment was classified as Level 3 due to the unavailability of market quotes for the underlying securities.
     During the three months ended March 31, 2009, certain equity securities classified at Level 3 were thinly traded due to issuer liquidity concerns. Consequently, broker quotes or other observable inputs were not always available and the fair value of these securities was estimated using internal estimates for inputs including, but not limited to, credit spreads, default rates and benchmark yields. An other-than-temporary impairment of approximately $1.0 million was recorded on Level 3 securities during the three months ended March 31, 2009.
(8) Share-Based Compensation
     Share-based compensation expense recorded during the three months ended March 31, 2010 and 2009 was $505 and $1,622, respectively. Share based compensation expense for the three months ended March 31, 2009 includes $846 of compensation cost that should have been recorded in earlier periods. This adjustment relates to employees that qualified for approved retirement as defined under the plan.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(9) Comprehensive Gain (Loss)
     The accumulated balances for each classification of other comprehensive loss, net of tax, are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain (loss) on	pension	comprehensive
	securities	benefits	(loss) income
Balance at January 1	$9,141	$(20,717)	$(11,576)
Net current period change	13,527	302	13,829

Balance at March 31,	$22,668	$(20,415)	$2,253

(10) Income Taxes
     Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. The Corporation and its subsidiaries are subject to Puerto Rico income taxes. The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of March 31, 2010, tax years 2004 through 2009 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.
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
(11) Pension Plan
     The components of net periodic benefit cost for the three months ended March 31, 2010 and 2009 were as follows:

	2010	2009
Components of net periodic benefit cost:
Service cost	$1,340	$1,222
Interest cost	1,547	1,330
Expected return on assets	(1,064)	(965)
Amortization of prior service benefit	(113)	(107)
Amortization of actuarial loss	608	544

Net periodic benefit cost	$2,318	$2,024

     Employer contributions: The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2009 that it expected to contribute $7,000 to its pension program in 2010. As of March 31, 2010, the Corporation has contributed $4,000 to the pension program. The Corporation expects to further contribute $3,000 to fund its pension program in 2010.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(12) Net Income Available to Stockholders and Basic Net Income per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
Numerator for earnings per share:
Net income available to stockholders	$11,192	$3,932

Denominator for basic earnings per share:
Weighted average of common shares	29,071,308	30,224,103
Effect of dilutive securities	155,032	50,504

Denominator for diluted earnings per share	29,226,340	30,274,607

Basic net income per share	$0.38	$0.13
Diluted net income per share	$0.38	$0.13
     During the three months ended March 31, 2009, the weighted average of stock option shares of 1,012,482 was excluded from the denominator for the diluted earnings per share computation because the stock options were anti-dilutive. There were no anti-dilutive stock options during the three months ended March 31, 2010.
(13) Contingencies
     As of March 31, 2010, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.
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
Hau et al Litigation (formerly known as Jordan et al)
     On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
increase their claim for damages to approximately $207 million. Discovery is ongoing. The Corporation intends to vigorously defend this claim.
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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     TSS appealed the court’s decisions before the Puerto Rico Court of Appeals but on June 30, 2008 the Court of Appeals confirmed the summary judgment issued by the Court of First Instance in both property tax cases. TSS timely filed a certiorari petition, a reconsideration and a second reconsideration with the Puerto Rico Supreme Court and all were denied. The Corporation submitted a petition for certiorari to the U.S. Supreme Court on August 26, 2009, based on its strong belief that CRIM’s retroactive revocation of applicable tax rulings and its imposition of a tax liability reaching back over ten years constituted a violation of the Corporation’s due process rights. CRIM filed a response on December 8, 2009. On January 11, 2010, the U.S. Supreme Court invited the Solicitor General of the United States to file a brief in this case expressing the views of the United States.
     The Corporation recorded an accrual which is included within accounts payable and accrued liabilities in the accompanying consolidated financial statements.
Claims by Heirs of Former Shareholders
     The Corporation and TSS are defending four individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 74 shares of the Corporation or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Corporation’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper. Discovery is underway in each case. Management believes all these claims are time barred under one or more statutes of limitations and other grounds and is vigorously defending them.
ACODESE Investigation
     During April 2010, each of the Company’s wholly-owned insurance subsidiaries received subpoenas for documents from the U.S. Attorney for the Commonwealth of Puerto Rico (the “U.S. Attorney”) and the Puerto Rico Department of Justice (“PRDOJ”) requesting information principally related to the Asociación de Compañías de Seguros de Puerto Rico, Inc. (“ACODESE” by its Spanish acronym). Also in April, the Company’s insurance subsidiaries received a request for information from the Office of the Commissioner of Insurance of Puerto Rico (“OCI”) related principally to ACODESE. The Company’s insurance subsidiaries are members of ACODESE, an insurance trade association established in Puerto Rico since 1975, and their current presidents have participated over the years on ACODESE’s board of directors.
     The Company believes similar subpoenas and information requests were issued to other member companies of ACODESE in connection with the investigation of alleged payments by the former Executive Vice President of ACODESE to members of the Puerto Rico Legislative Assembly beginning in 2005. The Company, however, has not been informed of the specific subject matter of the investigations being conducted by the U.S. Attorney, the PRDOJ or the OCI. The Company is fully complying with the subpoenas and the request for information and intends to cooperate with any related government investigation. The Company at this time cannot reasonably assess the outcome of these investigations or their impact on the Company.
(14) Subsequent Event
     The Corporation evaluated subsequent events through the date that these consolidated interim financial statements were issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months ended March 31, 2010. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2009.
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
Overview
     We are the largest managed care company in Puerto Rico in terms of membership and have over 50 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the Commercial, Commonwealth of Puerto Rico Health Reform (the “Reform”) and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (“PDP”)) markets. In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. The Reform is a government of Puerto Rico-funded managed care program for the medically indigent, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands, serve approximately 1.3 million members across all regions of Puerto Rico and U.S. Virgin Islands and hold a leading market position covering approximately 34% of the Puerto Rico population. For the three months ended March 31, 2010, our managed care segment represented approximately 90% of our total consolidated premiums earned. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 12% (in terms of direct premiums) as of December 31, 2008. Our property and casualty segment had a market share of approximately 9% (in terms of direct premiums) during the nine months ended September 30, 2009.
     We participate in the managed care market through our subsidiary, Triple-S Salud, Inc. (“TSS”). Our managed care subsidiary is a Blue Cross Blue Shield Association (“BCBSA”) licensee, which provides us with exclusive use of the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.
     We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 5% of our consolidated premiums earned, net for the three months ended March 31, 2010.
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

	Three months ended
	March 31,
(Dollar amounts in millions)	2010	2009
Premiums earned, net:
Managed care	$443.8	$403.5
Life insurance	25.9	24.5
Property and casualty insurance	25.5	24.6
Intersegment premiums earned	(1.0)	(1.2)

Consolidated premiums earned, net	$494.2	$451.4

Administrative service fees:
Managed care	$13.3	$9.5
Intersegment administrative service fees	(0.8)	(0.6)

Consolidated administrative service fees	$12.5	$8.9

Operating income:
Managed care	$12.7	$5.8
Life insurance	3.8	3.0
Property and casualty insurance	(0.9)	1.4
Intersegment and other	0.8	0.9

Consolidated operating income	$16.4	$11.1

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
Recent Developments
Federal Health Reform Legislation
     On March 23, 2010, President Obama signed into law federal health reform legislation, known as the Patient Protection and Affordable Care Act. As further detailed below, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, which was signed into law on March 30, 2010 (collectively, Pub. L. No. 111-148, and referred to herein as “PPACA”), includes certain mandates that will take effect in 2010, as well as other requirements that will take effect over the next eight (8) years. Many aspects of the PPACA will be further articulated and clarified through regulation and guidance. The PPACA effects all aspects of the health care delivery and reimbursement system in the United States, including health insurers, managed care organizations, health care providers, employers, and U.S. states and territories.

     The implementation of PPACA could have a material adverse effect on the profitability or marketability of our business, financial condition and results of operations. Because of the absence of the anticipated regulations and guidance, we are not able to fully assess the impact of the PPACA on us at this time and we will continue to assess its impact on us as these regulations and guidance are issued.
     Some of the more significant PPACA issues that may affect our managed care business (including our commercial, Medicare Advantage and Reform sectors) include:
•	Provisions requiring greater access to coverage for certain uninsured and under-insured populations and the elimination of certain underwriting practices without adequate funding to health plans or other negative financial levy on health plans such as restrictions in ability to charge additional premium for additional risk, including but not limited to provisions: (i) extending dependent coverage for unmarried individuals until age 26 under their parents’ health coverage, (ii) limiting a health plan’s ability to rescind coverage and restrict the plan’s ability to establish annual and lifetime financial caps, and (iii) limiting a health plan’s ability to deny or limit coverage on grounds of an person’s pre-existing medical condition;

•	Provisions restricting medical loss ratios and imposing significant penalties for non-compliance;

•	Provisions requiring health plans to report to their members and HHS certain quality performance measures and their wellness promotion activities;

•	Provisions that freeze premium payments to Medicare Advantage health plans beginning in 2011 and that tie such premium to the local Medicare fee for service costs. The adjustment will be phased in over between 3 and 7 years depending on the amount of the eventual adjustment;

•	Provisions that tie Medicare Advantage premiums to achievement of certain quality performance measures;

•	Other efforts or specific legislative changes to the Medicare and Reform programs, including changes in the bidding process, authority of CMS to deny bids, or other means of materially reducing premiums such as through further adjustments to the risk adjustment methodology;

•	Increased federal funding to the Reform program available for years 2014 – 2019;

•	Funding provided to the Commonwealth to either establish health insurance exchanges or fund Reform at the discretion of the Governor;

•	Increased government funding to enforcement agencies and/or changes in interpretation or application of fraud and abuse laws; and

•	The increase in persons eligible for coverage under the Reform program in Puerto Rico may result in some persons currently insured by us in our commercial programs becoming eligible for, and thus moving to, the Reform program.
     The constitutionality of the PPACA is being challenged by a number of states in the U.S. District Courts in Florida and Virginia. We will continue to assess the impact of these state challenges on the PPACA as they develop.
     For a further description of our Business and other Risk Factors, see Items 1 and 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. The information included in this section supplements those materials as to: Item 1. Business sections “Regulation”, “Federal Regulation”, and “Legislative and Regulatory Initiatives”; and Item 1A. Risk Factors section “Risks Relating to the Regulation of Our Industry — Changes in governmental regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.”
Healthcare Reform Contracts
     On May 3, 2010 the government of Puerto Rico (the “government”) issued a request for proposal for all Reform regions. Furthermore, on April 29, 2010 the government requested TSS an extension of all terms of the current Reform contracts for an additional two months, expiring on August 2010.

Recent Accounting Standards
     For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Managed Care Membership

	As of March 31,
	2010	2009
Managed care enrollment:
Commercial [1]	763,885	613,546
Reform [2]	534,225	521,731
Medicare [3]	66,771	74,186

Total	1,364,881	1,209,463

Managed care enrollment by funding arrangement:
Fully-insured	915,111	829,042
Self-insured	449,770	380,421

Total	1,364,881	1,209,463

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.

(2)	Includes rated and self-funded members.

(3)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
Consolidated Operating Results
     The following table sets forth the Corporation’s consolidated operating results. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended
	March 31,
(Dollar amounts in millions)	2010	2009
Revenues:
Premiums earned, net	$494.2	$451.4
Administrative service fees	12.5	8.9
Net investment income	12.4	12.5

Total operating revenues	519.1	472.8

Net realized investment losses	(1.4)	(1.7)
Net unrealized investment (loss) gain on trading securities	2.0	(2.4)
Other income (expense), net	0.2	(0.4)

Total revenues	519.9	468.3

Benefits and expenses:
Claims incurred	425.8	393.5
Operating expenses	76.9	68.2

Total operating expenses	502.7	461.7
Interest expense	3.2	3.3

Total benefits and expenses	505.9	465.0

Income before taxes	14.0	3.3
Income tax expense (benefit)	2.8	(0.6)

Net income	$11.2	$3.9

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Operating Revenues
     Consolidated premiums earned, net increased by $42.8 million, or 9.5%, to $494.2 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The increase was mostly due to an increase in the premiums earned, net in our managed care segment, primarily from growth in Commercial membership, reflecting, in large part, the acquisition of La Cruz Azul (LCA) and organic growth, as well as to higher premium rates in the Commercial and Medicare businesses.
     The increase in administrative service fees of $3.6 million, or 40.4%, to $12.5 million in the 2010 period, is attributed to a higher self-insured member months enrollment. Increase is mostly due to new self-insured members in our Commercial business primarily as the result of the aforementioned acquisition of LCA, which was effective July 1, 2009.
Net Realized Investment Loss
     Consolidated net realized investment loss of $1.4 million during the three months ended March 31, 2010 are the result of other-than-temporary impairments amounting to $1.9 million related to equity and fixed income securities, offset in part by net realized gains from the sale of fixed income and equity securities amounting to $0.5 million.
Net Unrealized Gains on Trading Securities and Other Income, Net
     The combined balance of our consolidated net unrealized gain on trading securities and other income, net increased by $5.0 million, to $2.2 million during the three months ended March 31, 2010. This increase is attributable to an increase in the fair value of our trading securities portfolio and in the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes; both fluctuations are due to general increase in market values. The gain experienced on our trading portfolio represents a combined increase of 4.1% in the market value of the portfolio, which compares favorably with the changes experienced by the comparable indexes; the Standard and Poor’s 500 Index increased by 4.9% and the Russell 1000 Growth increased by 4.2% during this period. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
     Consolidated claims incurred increased by $32.3 million, or 8.2%, to $425.8 million during the three months ended March 31, 2010 when compared to the claims incurred during the three months ended March 31, 2009. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment. The consolidated loss ratio decreased by 1.0 percentage points to 86.2%.
Operating Expenses
     Consolidated operating expenses during the three months ended March 31, 2010 increased by $8.7 million, or 12.8%, to $76.9 million as compared to the operating expenses during the three months ended March 31, 2009. This increase is primarily attributed to a higher volume of business, particularly in our managed care segment. The consolidated operating expense ratio reflects a slight increase of 0.4 percentage point, to 15.2% during 2010.

Managed Care Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2010	2009
Operating revenues:
Medical premiums earned, net:
Commercial	$234.0	$189.9
Reform	89.3	84.9
Medicare	120.5	128.7

Medical premiums earned, net	443.8	403.5
Administrative service fees	13.3	9.5
Net investment income	5.0	5.1

Total operating revenues	462.1	418.1

Medical operating costs:
Medical claims incurred	399.6	369.2
Medical operating expenses	49.8	43.1

Total medical operating costs	449.4	412.3

Medical operating income	$12.7	$5.8

Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,507,114	1,260,901
Self-funded	766,283	579,092

Total Commercial member months	2,273,397	1,839,993

Reform:
Fully-insured	1,012,836	978,591
Self-funded	589,184	560,578

Total Reform member months	1,602,020	1,539,169

Medicare
Medicare Advantage	173,655	198,616
Stand-alone PDP	28,125	29,657

Total Medicare member months	201,780	228,273

Total member months	4,077,197	3,607,435

Medical loss ratio	90.0%	91.5%
Operating expense ratio	10.9%	10.4%
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Medical Operating Revenues
     Medical premiums earned for the three months ended March 31, 2010 increased by $40.3 million, or 10.0%, to $443.8 million when compared to the medical premiums earned during the three months ended March 31, 2009. This increase is principally the result of the following:
•	Medical premiums generated by the Commercial business increased by $44.1 million, or 23.2%, to $234.0 million during the three months ended March 31, 2010. This fluctuation is primarily the result of an increase in member months enrollment by 246,213, or 19.5%, and an increase in average premium rates in rated group policies of approximately 4.9%. Increase in member months was attributed to new members acquired from LCA effective July 1, 2009, which amount to 101,818 member months, or 41.3% of the increase in member months enrollment experienced during this quarter and to new groups acquired during the period.

•	Medical premiums earned in the Reform business increased by $4.4 million, or 5.2%, to $89.3 million during the three months ended March 31, 2010. This fluctuation is due an increase in member months enrollment in the Reform’s fully-insured membership by 34,245, or 3.5%. In addition in 2009 a premium reduction adjustment of approximately $1.3 million was recorded to provide for unresolved reconciling items with the Government of Puerto Rico.
•	Medical premiums generated by the Medicare business decreased during the three months ended March 31, 2010 by $8.2 million, or 6.4%, to $120.5 million, primarily due to a decrease in the overall member months enrollment by 26,493 or 11.6% when compared with the same period during prior year. This fluctuation was offset in part by higher average premium rates, particularly in our dual eligible product.
     Administrative service fees increased by $3.8 million, or 40.0%, to $13.3 million during the 2010 period, mainly due to an increase in self-funded member months enrollment of 215,797 and higher fees in the Reform business. Increase in members is mainly the result of the contracts acquired from LCA effective July 1, 2009, which included several ASO groups. Total member months enrollment for LCA during the three months ended March 31, 2010 totaled 210,999. Increase in fees in the Reform business was the result of the new six month contract for the Metro-North region that was effective January 2010.
Medical Claims Incurred
     Medical claims incurred during the three months ended March 31, 2010 increased by $30.4 million, or 8.2%, to $399.6 million when compared to the three months ended March 31, 2009. The medical loss ratio (“MLR”) of the segment decreased 1.5 percentage points during the 2010 period, to 90.0%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Commercial business increased by $40.6 million during the 2010 period and its MLR increased by 0.4 percentage points. This fluctuation relates primarily to the increase in member months enrollment of 246,213, or 19.5%. The higher MLR is primarily due to the effect of prior period reserve developments in the 2010 and 2009 periods. Excluding the effect of prior period reserve developments, the MLR decreased by 1.5 percentage points, mostly resulting from a higher trend in premium increases as compared to cost trends.

•	The medical claims incurred of the Reform business increased by $15.5 million and its MLR increased by 13.1 percentage points during the three months ended March 31, 2010. The higher MLR is primarily due to the effect of prior period reserve developments in the 2010 and 2009 periods and the 2009 premium adjustment to provide for unresolved reconciling items with the Government of Puerto Rico. Excluding the effect of these items in the 2010 and 2009 periods, the MLR increased 5.5 percentage points mostly resulting from a lower premium yield during the 2010 period due to the extension of the prior year’s contract with the government.

•	The medical claims incurred of the Medicare business decreased by $25.7 million, or 20.7% during the 2010 period primarily due to a lower membership by 26,493 member months, or 11.6%, and its MLR was 81.7%, 14.9 percentage points lower than the MLR for same period of the prior year. The lower MLR mostly results from the effect of prior period reserve developments in 2010 and 2009 and risk score premium adjustments. Excluding the effect of prior period reserve developments in the 2010 and 2009 period and risk-score premium adjustments, the MRL decreased by 6.3 percentage points. This decrease is mostly resulting from higher premium rates in our Medicare products and a new risk sharing agreement with our Independent Practice Associations.
Medical Operating Expenses
     Medical operating expenses for the three months ended March 31, 2010 increased by $6.7 million, or 15.5%, to $49.8 million when compared to the three months ended March 31, 2009. This increase is mainly due to higher volume of business of the segment associated to its higher enrollment. In addition, expenses related to a new product launched in January 2010 amounted to approximately $0.7 million and expenses related to software development costs increased by approximately $1.1 million when compared to the 2009 period. The segment’s operating expense ratio increased by 0.5 percentage points, from 10.4% in 2009 to 10.9% in 2010.

Life Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2010	2009
Operating revenues:
Premiums earned, net:
Premiums earned	$27.3	$26.0
Premiums earned ceded	(1.4)	(1.6)

Net premiums earned	25.9	24.4
Commission income on reinsuarance	—	0.1

Premiums earned, net	25.9	24.5
Net investment income	4.2	4.0

Total operating revenues	30.1	28.5

Operating costs:
Policy benefits and claims incurred	12.4	12.7
Underwriting and other expenses	13.9	12.8

Total operating costs	26.3	25.5

Operating income	$3.8	$3.0

Additional data:
Loss ratio	47.9%	51.8%
Operating expense ratio	53.7%	52.2%
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Operating Revenues
     Premiums earned, net for the segment increased by $1.4 million, or 5.7%, to $25.9 million during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, primarily as the result of higher sales in the Individual Life lines of business during the period.
Policy Benefits and Claims Incurred
     Policy benefits and claims incurred decreased by $0.3 million, or 2.4%, to $12.4 million during the three months ended March 31, 2010. This fluctuation is primarily the result of lower benefits in the Cancer business, offset in part by higher ordinary and group life benefits.
Underwriting and Other Expenses
     Underwriting and other expenses for the segment increased by $1.1 million, or 8.6%, to $13.9 million during the three months ended March 31, 2010 as compared with the three months ended March 31, 2009, primarily the result of a lower capitalization of commission expense as deferred policy acquisition costs as well as to a higher amortization of deferred policy acquisition costs. The segment’s operating expense ratio increased by 1.5 percentage points, to 53.7% during the 2010 period.

Property and Casualty Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2010	2009
Operating revenues:
Premiums earned, net:
Premiums written	$36.2	$33.1
Premiums ceded	(14.5)	(12.8)
Change in unearned premiums	3.8	4.3

Premiums earned, net	25.5	24.6
Net investment income	2.7	2.8

Total operating revenues	28.2	27.4

Operating costs:
Claims incurred	13.8	11.6
Underwriting and other expenses	15.3	14.4

Total operating costs	29.1	26.0

Operating income	$(0.9)	$1.4

Additional data:
Loss ratio	54.1%	47.2%
Operating expense ratio	60.0%	58.5%
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
Operating Revenues
     Total premiums written during the three months ended March 31, 2010 increased by $3.1 million, or 9.4%, to $36.2 million, mostly resulting from higher sales in the Dwelling and Commercial Property Mono-line, Personal Auto and Commercial Auto lines of business, offset in part by a decrease in the premiums of the Commercial Multi-peril line of business.
     Premiums ceded to reinsurers during the three months ended March 31, 2010 increased by approximately $1.7 million, or 13.3% to $14.5 million. The ratio of premiums ceded to premiums written increased by 1.4 percentage points, from 38.7% in 2009 to 40.1% in 2010, mostly due to the effect of portfolio transfers done in 2010 and 2009, which decreased premiums ceded by $1.3 million and $2.8 million, respectively. To a lesser degree this increase was offset by a reduction of reinsurance cessions in the commercial and personal lines quota share treaties, from 35% to 32% and from 4.5% to 2.3%, respectively, in 2010. In 2009, reinsurance cessions in the commercial and personal lines quota share treaties were reduced from 40% to 35% and from 11.7% to 4.5%. The change in unearned premiums presented a decrease of $0.5 million, to $3.8 million during the three months ended March 31, 2010, primarily as the result of the higher volume of premiums written in the current quarter as compared to the premiums written during the three months ended March 31, 2009.
Claims Incurred
     Claims incurred during the three months ended March 31, 2010 increased by $2.2 million, or 19.0%, to $13.8 million. The increase is primarily attributed to higher incurred losses for Personal Auto, Commercial Multi-peril and Commercial Auto insurance; offset by a decrease in Medical Malpractice incurred losses. The loss ratio increase of 6.9 percentage points, to 54.1% during the three months ended March 31, 2010, is due to the receipt of several large claims and an increased number of reported claims during this quarter.
Underwriting and Other Expenses
     Underwriting and other operating expenses for the three months ended March 31, 2010 increased by $0.9 million, or 6.3%, to $15.3 million. This fluctuation is primarily due to an increase in net commission expense attributed to higher commission rates in 2010 and an increase in the amortization expense of deferred policy acquisition costs resulting from the segment’s lower volume of business when compared to that for the three months ended December 31, 2009. The operating expense ratio increased by 1.5 percentage points during the same period, to 60.0% in 2010.

Liquidity and Capital Resources
Cash Flows
     A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended
	March 31,
(Dollar amounts in millions)	2010	2009
Sources of cash:
Proceeds from policyholder deposits	$2.1	$1.2
Net proceeds from investment securities	—	65.1
Cash provided by operating activities	30.5	30.0

Total sources of cash	32.6	96.3

Uses of cash:
Net purchases of investment securities	(24.0)	—
Capital expenditures	(4.9)	(2.7)
Repurchase and retirement of common stock	—	(17.3)
Payments of long-term borrowings	(0.4)	(0.4)
Surrenders of policyholder deposits	(2.3)	(2.0)
Other	—	(11.3)

Total uses of cash	(31.6)	(33.7)

Net increase in cash and cash equivalents	$1.0	$62.6

     Cash flow from operating activities increased by $0.5 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, principally due to the effect of increase in claims paid by $38.6 million, offset in part by an increase in premiums collected of $31.4 million and a decrease in cash paid to suppliers and employees of $12.0. The increase in claims paid is primarily the result of higher volume in our managed care segment. The increase in premiums collected is the result of a higher member months enrollment, mainly in the Commercial business.
     Net acquisition of investment securities increased by $89.1 million during the three month ended March 31, 2010, primarily as the result of the purchase of investments classified as available-for-sale with cash generated from operations. Also, there was a decrease in investment purchases during the three month ended March 31, 2009 as part of our decision to increase liquidity during the 2009 quarter.
     Capital expenditures increased by $2.2 million as a result of the capitalization of costs related to the new systems initiative in our managed care segment.
     The decrease in the other uses of cash of $11.3 million is attributed to changes in the amount of outstanding checks over bank balances in the 2010 period.
     On December 8, 2008 we announced the immediate commencement of a $40.0 million share repurchase program. We paid approximately $17.3 million under the stock repurchase program during the three months ended March 31, 2009. Our share repurchase program was completed in December 1, 2009.
Financing and Financing Capacity
     We have several short-term facilities available to address timing differences between cash receipts and disbursements. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of March 31, 2010, we had $110.0 million of available credit under these facilities. There were no outstanding short-term borrowings under these facilities as of March 31, 2010.
     As of March 31, 2010, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).

•	On September 30, 2004, we issued and sold $50.0 million of our 6.3% senior unsecured notes due September 2019 (the 6.3% notes).
     The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain non-financial covenants. At March 31, 2010, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
     In addition, we are a party to a secured term loan with a commercial bank, FirstBank Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million. As of March 31, 2010, this secured loan had an outstanding balance of $22.3 million and average annual interest rate of 1.25%.
     This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain non-financial covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of March 31, 2010 we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loan’s outstanding balance.
     We anticipate that we will have sufficient liquidity to support our currently expected needs.
     Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business. We have exposure to market risk mostly in our investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices. No material changes have occurred in our exposure to financial market risks since December 31, 2009. A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     In connection with the preparation of this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined under Exchange Act Rule 13a-15(e)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
     Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2010, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.
     There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting
     No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings
     For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.
Item 1A. Risk Factors
     For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. See also section “Recent Developments – Federal Health Reform Legislation” in Item 2 of Part I of this Quarterly Report on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibits	Description
11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2010 and 2009 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.
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

Triple-S Management Corporation Registrant
Date: May 5, 2010	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and Chief Executive Officer

Date: May 5, 2010	By:	/s/ Juan J. Román
Juan J. Román, CPA
Vice President of Finance and Chief Financial Officer Principal Accounting Officer