Form 10-Q
period 2010-06-30
TRIPLE-S MANAGEMENT CORP
filed 2010-08-04
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at July 22, 2010

Common Stock Class A, $1.00 par value	9,042,809
Common Stock Class B, $1.00 par value	20,124,664

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended June 30, 2010

Part I – Financial Information
Item 1. Financial Statements
Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands,except per share data)

	June 30,	December 31,
	2010	2009
Assets

Investments and cash:
Equity securities held for trading, at fair value	$41,643	$43,909
Securities available for sale, at fair value:
Fixed maturities	998,419	918,977
Equity securities	65,250	64,689
Securities held to maturity, at amortized cost:
Fixed maturities	14,942	15,794
Policy loans	6,054	5,940
Cash and cash equivalents	34,303	40,376

Total investments and cash	1,160,611	1,089,685
Premiums and other receivables, net	335,121	272,932
Deferred policy acquisition costs and value of business acquired	140,456	139,917
Property and equipment, net	73,693	68,803
Deferred tax asset	28,305	37,551
Other assets	32,388	39,816

Total assets	$1,770,574	$1,648,704

Liabilities and Stockholders’ Equity

Claim liabilities	411,410	360,446
Liability for future policy benefits	229,097	222,619
Unearned premiums	93,256	108,342
Policyholder deposits	49,643	47,563
Liability to Federal Employees’ Health Benefits Program (FEHBP)	12,024	13,002
Accounts payable and accrued liabilities	140,423	139,161
Deferred tax liability	12,304	11,088
Short-term borrowings	17,695	—
Long-term borrowings	166,847	167,667
Liability for pension benefits	40,739	41,044

Total liabilities	1,173,438	1,110,932

Stockholders’ equity:
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at June 30, 2010 and December 31, 2009	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 20,110,391 shares at June 30, 2010 and December 31, 2009, respectively	20,110	20,110
Additional paid-in capital	159,981	159,303
Retained earnings	387,141	360,892
Accumulated other comprehensive income (loss)	20,861	(11,576)

Total stockholders’ equity	597,136	537,772

Total liabilities and stockholders’ equity	$1,770,574	$1,648,704

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands,except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Premiums earned, net	$502,761	$463,072	$996,938	$914,509
Administrative service fees	12,166	11,319	24,664	20,185
Net investment income	12,671	13,360	25,094	25,901

Total operating revenues	527,598	487,751	1,046,696	960,595

Net realized investment losses:
Total other-than-temporary impairment losses on securities	(761)	(3,052)	(2,616)	(5,713)
Net realized gains, excluding other-than-temporary impairment losses on securities	2,194	1,427	2,670	2,361

Total net realized investment gains (losses)	1,433	(1,625)	54	(3,352)

Net unrealized investment (loss) gain on trading securities	(6,010)	5,652	(3,980)	3,176
Other (expense) income, net	(324)	704	(172)	325

Total revenues	522,697	492,482	1,042,598	960,744

Benefits and expenses:
Claims incurred	424,838	395,271	850,666	788,756
Operating expenses	76,720	68,603	153,591	136,855

Total operating costs	501,558	463,874	1,004,257	925,611

Interest expense	3,372	3,357	6,600	6,621

Total benefits and expenses	504,930	467,231	1,010,857	932,232

Income before taxes	17,767	25,251	31,741	28,512

Income tax expense (benefit):
Current	4,877	9,090	8,421	9,541
Deferred	(2,167)	(2,499)	(2,929)	(3,621)

Total income taxes	2,710	6,591	5,492	5,920

Net income	$15,057	$18,660	$26,249	$22,592

Basic net income per share	$0.52	$0.64	$0.90	$0.76

Diluted net income per share	$0.51	$0.63	$0.90	$0.76
See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands, except per share data)

	2010	2009
Balance at January 1	$537,772	$485,099

Share-based compensation	678	2,452
Grant of restricted Class B common stock	—	27
Repurchase and retirement of common stock	—	(22,034)

Comprehensive income (loss):
Net income	26,249	22,592
Net unrealized change in fair value of available for sale securities, net of taxes	31,843	(733)
Defined benefit pension plan:
Actuarial loss, net	730	664
Prior service credit, net	(136)	(130)

Total comprehensive income (loss)	58,686	22,393

Balance at June 30	$597,136	$487,937

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$26,249	$22,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,964	4,219
Net amortization of investments	1,683	367
Provision for doubtful receivables	5,048	7,012
Deferred tax benefit	(2,929)	(3,621)
Net realized investment (gain) loss on sale of securities	(54)	3,352
Net unrealized loss (gain) on trading securities	3,980	(3,176)
Share-based compensation	678	2,479
Proceeds from trading securities sold:
Equity securities	2,706	2,419
Acquisition of securities in trading portfolio:
Equity securities	(4,124)	(2,609)
(Increase) decrease in assets:
Premium and other receivables, net	(67,174)	(19,015)
Deferred policy acquisition costs and value of business acquired	(539)	(4,964)
Other assets	13,049	12,292
Increase (decrease) in liabilities:
Claim liabilities	50,964	40,204
Liability for future policy benefits	6,478	7,681
Unearned premiums	(15,086)	(13,361)
Policyholder deposits	267	457
Liability to FEHBP	(978)	(2,758)
Accounts payable and accrued liabilities	4,412	(4,442)

Net cash provided by operating activities	31,594	49,128

(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2010	2009
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$43,443	$114,876
Fixed maturities matured/called	58,312	123,995
Equity securities	14,685	1,629
Securities held to maturity:
Fixed maturities matured/called	1,276	2,915
Acquisition of investments:
Securities available for sale:
Fixed maturities	(143,742)	(250,641)

Equity securities	(17,285)	(2,286)
Fixed maturity securities held to maturity	(250)	—

Net outflows for policy loans	(114)	(70)
Net capital expenditures	(10,197)	(8,876)

Net cash used in investing activities	(53,872)	(18,458)

Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(2,483)	(10,143)
Change in short-term borrowings	17,695	—
Repayments of long-term borrowings	(820)	(820)
Repurchase and retirement of common stock	—	(22,034)
Proceeds from policyholder deposits	5,772	2,547
Surrenders of policyholder deposits	(3,959)	(3,616)

Net cash provided by (used in) financing activities	16,205	(34,066)

Net decrease in cash and cash equivalents	(6,073)	(3,396)
Cash and cash equivalents:
Beginning of period	40,376	46,095

End of period	$34,303	$42,699

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(1) Basis of Presentation
     The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited. In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries. The consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the U.S. (GAAP) for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.
     Certain amounts in the 2009 consolidated statement of earnings were reclassified to conform to the 2010 presentation.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of such consolidated interim financial statements have been included. The results of operations for the three months and six months ended June 30, 2010 are not necessarily indicative of the results for the full year.
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
     Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the six months ended June 30, 2010 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

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
     The following tables summarize the operations by major operating segment for the three months and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating revenues:
Managed Care:
Premiums earned, net	$451,688	$414,077	$894,747	$816,701
Administrative service fees	12,166	11,319	24,664	20,185
Intersegment premiums /service fees	1,516	1,495	3,068	2,948
Net investment income	5,075	5,376	10,037	10,518

Total managed care	470,445	432,267	932,516	850,352

Life Insurance:
Premiums earned, net	25,998	25,148	51,804	49,553
Intersegment premiums	96	94	194	185
Net investment income	4,240	4,383	8,446	8,387

Total life insurance	30,334	29,625	60,444	58,125

Property and Casualty Insurance:
Premiums earned, net	25,075	23,846	50,387	48,254
Intersegment premiums	154	154	307	307
Net investment income	2,868	2,984	5,603	5,785

Total property and casualty insurance	28,097	26,984	56,297	54,346

Other segments — intersegment service revenues *	14,171	13,210	27,675	25,114

Total business segments	543,047	502,086	1,076,932	987,937
TSM operating revenues from external sources	488	618	1,008	1,212
Elimination of intersegment premiums	(1,766)	(1,743)	(3,569)	(3,440)
Elimination of intersegment service fees	(14,171)	(13,210)	(27,675)	(25,114)

Consolidated operating revenues	$527,598	$487,751	$1,046,696	$960,595

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Operating income:
Managed care	$18,467	16,207	$31,115	21,982
Life insurance	4,688	3,912	8,526	6,946
Property and casualty insurance	1,971	2,802	1,069	4,149
Other segments *	311	235	498	362

Total business segments	25,437	23,156	41,208	33,439
TSM operating revenues from external sources	488	618	1,008	1,212
TSM unallocated operating expenses	(2,211)	(2,166)	(4,424)	(4,470)
Elimination of TSM intersegment charges	2,326	2,269	4,647	4,803

Consolidated operating income	26,040	23,877	42,439	34,984
Consolidated net realized investment gains (losses)	1,433	(1,625)	54	(3,352)
Consolidated net unrealized gain (loss) on trading securities	(6,010)	5,652	(3,980)	3,176
Consolidated interest expense	(3,372)	(3,357)	(6,600)	(6,621)
Consolidated other income (expense), net	(324)	704	(172)	325

Consolidated income before taxes	$17,767	25,251	$31,741	28,512

Depreciation expense:
Managed care	3,162	1,413	5,390	2,728
Life insurance	168	165	337	310
Property and casualty insurance	406	378	805	750

Total business segments	3,736	1,956	6,532	3,788
TSM depreciation expense	216	216	432	431

Consolidated depreciation expense	$3,952	2,172	$6,964	4,219

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
Assets:
Managed care	$836,985	$746,674
Life insurance	518,084	487,290
Property and casualty insurance	349,579	351,793
Other segments *	14,605	14,193

Total business segments	1,719,253	1,599,950

Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	45,503	39,029
Property and equipment, net	21,491	21,577
Other assets	3,172	4,780

	70,166	65,386

Elimination entries-intersegment receivables and others	(18,845)	(16,632)

Consolidated total assets	$1,770,574	$1,648,704

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
     The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2010 and December 31, 2009, were as follows:

June 30, 2010
		Gross	Gross
		unrealized	unrealized	Estimated
	Cost	gains	losses	fair value
Trading securities:
Equity securities	$43,789	$4,912	$(7,058)	$41,643

December 31, 2009
		Gross	Gross
		unrealized	unrealized	Estimated
	Cost	gains	losses	fair value
Trading securities:
Equity securities	$42,075	$7,064	$(5,230)	$43,909

	June 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$197,377	$11,010	$—	$208,387
U.S. Treasury securities and obligations of U.S. government instrumentalities	47,813	6,502	—	54,315
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	152,102	4,090	(146)	156,046
Municipal securities	200,999	6,929	(275)	207,653
Corporate bonds	101,061	10,033	(31)	111,063
Residential mortgage-backed securities	15,089	1,003	(3)	16,089
Collateralized mortgage obligations	236,839	8,490	(463)	244,866

Total fixed maturities	951,280	48,057	(918)	998,419
Equity securities:
Common stocks	900	2,920	—	3,820
Preferred stocks	4,386	67	(1,285)	3,168
Perpetual preferred stocks	1,075	—	(146)	929
Mutual funds	57,676	2,036	(2,379)	57,333

Total equity securities	64,037	5,023	(3,810)	65,250

Total	$1,015,317	$53,080	$(4,728)	$1,063,669

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$252,513	$2,240	$(3,325)	$251,428
U.S. Treasury securities and obligations of U.S. government instrumentalities	48,190	3,148	—	51,338
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	154,754	3,113	(1,919)	155,948
Municipal securities	107,441	1,117	(1,851)	106,707
Corporate bonds	102,547	3,546	(728)	105,365
Residential mortgage-backed securities	16,605	677	(1)	17,281
Collateralized mortgage obligations	229,312	4,237	(2,639)	230,910

Total fixed maturities	911,362	18,078	(10,463)	918,977
Equity securities:
Common stocks	4,074	3,435	—	7,509
Preferred stocks	4,000	—	(1,325)	2,675
Perpetual preferred stocks	2,849	—	(270)	2,579
Mutual funds	50,608	4,150	(2,832)	51,926

Total equity securities	61,531	7,585	(4,427)	64,689

Total	$972,893	$25,663	$(14,890)	$983,666

	June 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government- sponsored enterprises	$2,303	$172	$—	$2,475
U.S. Treasury securities and obligations of U.S. government instrumentalities	1,480	265	—	1,745
Corporate bonds	9,250	561	—	9,811
Residential mortgage-backed securities	893	47	—	940
Certificates of deposit	1,016	—	—	1,016

Total	$14,942	$1,045	$—	$15,987

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

     Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	2,135	(1)	6	7,318	(145)	5	9,453	(146)	11
Municipal securities	15,642	(274)	13	183	(1)	1	15,825	(275)	14
Corporate bonds	1,998	(31)	1	—	—	—	1,998	(31)	1
Residential mortgage-backed securities	389	(1)	1	36	(2)	1	425	(3)	2
Collateralized mortgage obligations	14,255	(201)	8	4,468	(262)	4	18,723	(463)	12

Total fixed maturities	34,419	(508)	29	12,005	(410)	11	46,424	(918)	40
Equity securities:
Preferred stocks	—	—	—	2,715	(1,285)	1	2,715	(1,285)	1
Perpetual preferred stocks	—	—	—	854	(146)	1	854	(146)	1
Mutual funds	18,443	(1,604)	11	18,542	(775)	10	36,985	(2,379)	21

Total equity securities	18,443	(1,604)	11	22,111	(2,206)	12	40,554	(3,810)	23

Total for securities available for sale	$52,862	$(2,112)	40	$34,116	$(2,616)	23	$86,978	$(4,728)	63

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

     The Corporation regularly monitors and evaluates the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating: (1) the length of time and the extent to which the estimated fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Corporation’s intent to sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities, and (5) other factors, as applicable. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, other-than temporary impairment may not be appropriate. Due to the subjective nature of the Corporation’s analysis, along with the judgment that must be applied in the analysis, it is possible that the Corporation could reach a different conclusion whether or not to impair a security if it had access to additional information about the investee. Additionally, it is possible that the investee’s ability to meet future contractual obligations may be different than what the Corporation determined during its analysis, which may lead to a different impairment conclusion in future periods. If after monitoring and analyzing impaired securities, the Corporation determines that a decline in the estimated fair value of any available-for-sale security below cost is other-than-temporary, the carrying amount of equity securities is reduced to its fair value and of fixed maturity securities is reduced by the credit component of the other-than-temporary impairment. When a decline in the estimated fair value of any held-to-maturity security below cost is deemed other-than-temporary, the carrying amount of the security is reduced by the other-than-temporary impairment. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.

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
     Obligations of States of the United States and Political Subdivisions of the States, and Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: The unrealized losses on the Corporation’s investments in obligations of states of the U.S. and political subdivisions of the states, and in obligations of the Commonwealth of Puerto Rico and its instrumentalities were mainly caused by fluctuations in interest rates and general market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. In addition, most of these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments; it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.
     Corporate Bonds: The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions. The estimated fair value of these corporate bonds has improved during the six months ended June 30, 2010. In addition, these corporate bonds have investment grade ratings. Because the decline in estimated fair value is principally attributable to changes in interest rates, the Corporation does not intend to sell the investments and its is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.
     Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on investments in residential mortgage-backed securities and collateralized mortgage obligations were mostly caused by fluctuations in interest rates and credit spreads. The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise. The Corporation also has investments in private CMOs. Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Corporation owns. Because the decline in fair value is attributable to changes in interest rates and not credit quality, the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     Preferred Stocks: Because the issuer’s capital ratios are above regulatory levels, this particular instrument has a specified maturity, the issuer has continued dividend payments on this instrument and interest payments on all of its outstanding debt instruments, the issuer does not have the ability to call the security at a price lower than its stated value, the Corporation expects to collect all contractual cash flows, the Corporation does not have the intent to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before market price recovery or maturity, this investment is not considered other-than-temporarily impaired.
     Perpetual Preferred Stocks: This security has experienced a slight improvement in value during the six months ended June 30, 2010. The issuer’s capital ratios are above regulatory levels, analysts’ target price is above market price and book value as of March 31, 2010, the Corporation does not have the intent to sell the investment, and the Corporation has the intent and ability to hold the investments until a market price recovery, this investment is not considered other-than-temporarily impaired.
     Mutual Funds: The unrealized losses in the Corporation’s investment in mutual funds are in several mutual funds that in turn invested in fixed income securities and in broad market indices securities. We evaluated for other-than-temporary impairment these securities as follows:
•	Mutual funds invested in fixed income securities: The unrealized loss of each position in this category represents 6% or less of its book value. The Corporation evaluated the invested assets that compose the funds, which are mostly fixed income obligations of the Puerto Rico and U.S. government or its agencies. In Puerto Rico these mutual funds are exempt and have a higher dividend yield than investments in other Puerto Rico securities. As these mutual funds are invested in fixed income securities, they are susceptible to fluctuations in interest rates as well as supply and demand. Earlier in the year the mutual funds showed a relative underperformance when compared to the underlying assets because of a decrease in supply and demand, which caused the market price to be closer to the net asset value compared to where this relationship had been historically. Lately, the demand for these mutual funds has increased because of the high yield the funds offer. Because the current valuations are close to the funds’ underlying assets, the funds’ underlying assets are mostly on investment grade fixed income securities (mostly U.S. and Puerto Rico government and its agencies, which have been affected by general market conditions), and the Corporation has the intent and ability to hold the investments until a market price recovery, these investments are not considered other-than-temporarily impaired.

•	Broad market indices securities: The unrealized loss of each position in this category is less than 15% of its book value and is the result of fluctuations in equity markets. These positions are designed to mirror the behavior of the Standard &Poor’s 500 and the Russell 1000 Value indices and have been with an unrealized loss for a period less than three months. Because there has been an improvement in the market price of these positions in the period subsequent to June 30, 2010, these positions have been with an unrealized loss for a very short time period, and the Corporation has the intent and ability to hold the investments until a market price recovery, these investments are not considered other-than-temporarily impaired.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     Maturities of investment securities classified as available for sale and held to maturity at June 30, 2010 were as follows:

	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$15,512	$15,652
Due after one year through five years	80,603	84,048
Due after five years through ten years	254,302	267,586
Due after ten years	348,935	370,178
Residential mortgage-backed securities	15,089	16,089
Collateralized mortgage obligations	236,839	244,866

	$951,280	$998,419

Securities held to maturity:
Due in one year or less	$1,016	$1,016
Due after one year through five years	9,249	9,810
Due after five years through ten years	510	519
Due after ten years	3,274	3,702
Residential mortgage-backed securities	893	940

	$14,942	$15,987

     Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     Information regarding realized and unrealized gains and losses from investments for the three months and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$37	$1,814	$69	$3,057
Gross losses from sales	(84)	(3)	(124)	(3)
Gross losses from other-than-temporary impairments	—	—	(95)	(1,152)

Total debt securities	(47)	1,811	(150)	1,902

Equity securities:
Trading securities:
Gross gains from sales	212	102	825	320
Gross losses from sales	(320)	(452)	(529)	(730)

	(108)	(350)	296	(410)

Securities available for sale:
Gross gains from sales	2,906	—	2,986	—
Gross losses from sales	(557)	(34)	(557)	(283)
Gross losses from other-than-temporary impairments	(761)	(3,052)	(2,521)	(4,561)

	1,588	(3,086)	(92)	(4,844)

Total equity securities	1,480	(3,436)	204	(5,254)

Net realized gains (losses) on securities	$1,433	$(1,625)	$54	$(3,352)

     The other-than-temporary impairments on its fixed maturity securities are attributable to credit losses.

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Changes in net unrealized gains (losses):
Recognized in income:
Equity securities – trading	$(6,010)	$5,652	$(3,980)	$3,176

Recognized in accumulated other comprehensive income (loss):
Fixed maturities – available for sale	27,950	4,405	39,524	(349)
Equity securities – available for sale	(6,325)	7,205	(1,945)	(509)

	$21,625	$11,610	$37,579	$(858)

Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$251	$(369)	$349	$(531)

     The deferred tax liability/asset on unrealized gains and losses, respectively, recognized in accumulated other comprehensive income/ (loss) during the six months ended June 30, 2010 and 2009 aggregated to $7,361 and $125, respectively.
     As of June 30, 2010 and December 31, 2009, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     Components of net investment income were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Fixed maturities	$11,406	$11,745	$22,596	$22,869
Equity securities	943	1,165	1,839	2,093
Policy loans	111	99	217	197
Cash equivalents and interest-bearing deposits	33	152	102	359
Other	178	199	340	383

Total	$12,671	$13,360	$25,094	$25,901

(5) Premiums and Other Receivables
     Premiums and other receivables as of June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Premium	$162,146	$98,429
Self-funded group receivables	74,585	70,315
FEHBP	10,884	10,297
Agents balances	30,442	37,888
Accrued interest	9,601	9,287
Reinsurance recoverable	49,730	43,951
Other	28,015	27,999

	365,403	298,166

Less allowance for doubtful receivables:
Premiums	23,417	20,280
Other	6,865	4,954

	30,282	25,234

Total premiums and other receivables	$335,121	$272,932

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(6) Claim Liabilities
     The activity in the total claim liabilities for the three months and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Claim liabilities at beginning of period	$397,634	$362,583	$360,446	$323,710
Reinsurance recoverable on claim liabilities	(31,955)	(29,387)	(30,712)	(30,432)

Net claim liabilities at beginning of period	365,679	333,196	329,734	293,278

Incurred claims and loss-adjustment expenses:
Current period insured events	421,912	392,433	841,876	786,714
Prior period insured events	574	(655)	3,335	(4,603)

Total	422,486	391,778	845,211	782,111

Payments of losses and loss-adjustment expenses:
Current period insured events	389,179	379,223	567,609	550,331
Prior period insured events	20,645	11,991	228,995	191,298

Total	409,824	391,214	796,604	741,629

Net claim liabilities at end of period	378,341	333,760	378,341	333,760
Reinsurance recoverable on claim liabilities	33,069	30,154	33,069	30,154

Claim liabilities at end of period	$411,410	$363,914	$411,410	$363,914

     As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
     The amount of incurred claims and loss-adjustment expenses for prior period insured events for the three months and six months ended June 30, 2010 is due primarily to higher than expected utilization trends. The credits in the incurred claims and loss-adjustment expenses for prior period insured events for the three months and six months ended June 30, 2009 is due primarily to better than expected utilization trends.
     Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements. The claims incurred disclosed in this table exclude the change in the liability for future policy benefits expense, which amounted to $2,352 and $5,455, during the three months and six months ended June 30, 2010, respectively. The change in the liability for future policy benefits during the three months and six months ended June 30, 2009 amount to $3,493 and 6,645, respectively.

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
(iv) Receivables, Accounts Payable and Accrued Liabilities
     The carrying amount of receivables, accounts payable and accrued liabilities approximates fair value because they mature and should be collected or paid within 12 months after June 30, 2010.
(v) Policyholder Deposits
     The fair value of policyholder deposits is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.
(vi) Borrowings
     The carrying amounts and fair value of the Corporation’s borrowings are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Loans payable to bank	$21,847	$21,847	$22,667	$22,667
6.3% senior unsecured notes payable	50,000	49,725	50,000	48,000
6.6% senior unsecured notes payable	60,000	59,025	60,000	57,420
6.7% senior unsecured notes payable	35,000	34,470	35,000	33,320

Totals	$166,847	$165,067	$167,667	$161,407

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     The carrying amount of the loans payable to bank approximates fair value due to its floating interest-rate structure. The fair value of the senior unsecured notes payable was determined using broker quotations. The carrying amount of short-term borrowings approximates fair value because of the short-term nature of such instruments.
(vii) Derivative Instruments
     Current market pricing models were used to estimate fair value of structured notes agreements. Fair values were determined using market quotations provided by outside securities consultants or prices provided by market makers using observable inputs.
     The following table summarizes fair value measurements by level at June 30, 2010 and December 31, 2009 for assets measured at fair value on a recurring basis:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$41,643	$—	$—	$41,643
Securities available for sale:
Fixed maturity securities Obligations of government-sponsored	—	208,387	—	208,387
U.S. Treasury securities and obligations of U.S government instrumentalities	54,315	—	—	54,315
Obligations of the Commonwealth of Puerto and its instrumentalities	—	156,046	—	156,046
Municipal securities	—	207,653	—	207,653
Corporate bonds	—	111,063	—	111,063
Residential agency mortgage-backed securities	—	16,089	—	16,089
Collateralized mortgage obligations	—	244,866	—	244,866

Total fixed maturities	54,315	944,104	—	998,419

Equity securities
Common stocks	3,820	—	—	3,820
Preferred stocks	3,168	—	—	3,168
Perpetual preferred stocks	929	—	—	929
Mutual funds	10,527	46,107	699	57,333

Total equity securities	18,444	46,107	699	65,250

Derivatives (reported within other assets in the consolidated balance sheets)	—	735	—	735

Total	$114,402	$990,211	$699	$1,105,312

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$43,909	$—	$—	$43,909
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored	—	251,428	—	251,428
U.S. Treasury securities and obligations of U.S government instrumentalities	51,338	—	—	51,338
Obligations of the Commonwealth of Puerto and its instrumentalities	—	155,948	—	155,948
Municipal securities	—	106,707	—	106,707
Corporate bonds	—	105,365	—	105,365
Residential agency mortgage-backed securities	—	17,281	—	17,281
Collateralized mortgage obligations	—	230,910	—	230,910

Total fixed maturities	51,338	867,639	—	918,977

Equity securities
Common stocks	7,509	—	—	7,509
Preferred stocks	2,675	—	—	2,675
Perpetual preferred stocks	2,579	—	—	2,579
Mutual funds	6,961	44,190	775	51,926

Total equity securities	19,724	44,190	775	64,689

Derivatives (reported within other assets in the consolidated balance sheets)	—	1,608	—	1,608

Total	$114,971	$913,437	$775	$1,029,183

     A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended
	June 30, 2010			June 30, 2009
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$—	$775	$775	$560	$1,086	$1,646
Total gains or losses -
Unrealized in other accumulated comprehensive income	—	(76)	(76)	—	661	661

Ending balance	$—	$699	$699	$560	$1,747	$2,307

	Six months ended
	June 30, 2010			June 30, 2009
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$—	$775	$775	$1,281	$1,086	$2,367
Total gains or losses:
Realized in earnings	—	—	—	(1,024)	—	(1,024)
Unrealized in other accumulated comprehensive income	—	(76)	(76)	303	661	964

Ending balance	$—	$699	$699	$560	$1,747	$2,307

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     There were no transfers in or transfers out of Level 3 for six months ended June 30, 2010 and 2009.
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
     As of June 30, 2010, a mutual fund investment was classified as Level 3 due to the unavailability of market quotes for the underlying securities.
     During the three months and six months ended June 30, 2009, certain fixed maturity and equity securities classified at Level 3 were thinly traded due to issuer liquidity concerns. Consequently, broker quotes or other observable inputs were not always available and the fair value of these securities was estimated using internal estimates for inputs including, but not limited to, credit spreads, default rates and benchmark yields. An other-than-temporary impairment of approximately $1.1 million was recorded on Level 3 securities during the six months ended June 30, 2009.
(8) Share-Based Compensation
     Share-based compensation expense recorded during the three months and six months ended June 30, 2010 was $173 and $678, respectively. Share-based compensation expense recorded during the three months and six months ended June 30, 2009 was $833 and $2,452, respectively. Share based compensation expense for the six months ended June 30, 2009 includes $937 of compensation cost that should have been recorded in earlier periods. This adjustment relates to employees that qualified for approved retirement as defined under the plan.
(9) Comprehensive Income (Loss)
     The accumulated balances for each classification of other comprehensive income (loss), net of tax, are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain on	pension	comprehensive
	securities	benefits	income (loss)
Balance at January 1	$9,141	$(20,717)	$(11,576)
Net current period change	31,843	594	32,437

Balance at June 30	$40,984	$(20,123)	$20,861

(10) Income Taxes
     Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. The Corporation and its subsidiaries are subject to Puerto Rico income taxes. The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of June 30, 2010, tax years 2004 through 2009 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.
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
(11) Pension Plan
     The components of net periodic benefit cost for the three months and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended		Six months ended
	June 30, 2010		June 30, 2010
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,214	$1,197	$2,554	$2,420
Interest cost	1,472	1,346	3,019	2,676
Expected return on assets	(1,040)	(947)	(2,104)	(1,912)
Amortization of prior service benefit	(110)	(106)	(223)	(213)
Amortization of actuarial loss	586	547	1,194	1,090

Net periodic benefit cost	$2,122	$2,037	$4,440	$4,061

     Employer contributions: The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2009 that it expected to contribute $7,000 to its pension program in 2010. As of June 30, 2010, the Corporation has contributed $4,000 to the pension program. The Corporation expects to further contribute $3,000 to fund its pension program in 2010.
(12) Net Income Available to Stockholders and Basic Net Income per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator for earnings per share:
Net income available to stockholders	$15,057	$18,660	$26,249	$22,592

Denominator for basic earnings per share:
Weighted average of common shares	29,088,719	29,344,031	29,080,062	29,781,636
Effect of dilutive securities	213,752	59,058	185,816	51,993

Denominator for diluted earnings per share	29,302,471	29,403,089	29,265,878	29,833,629

Basic net income per share	$0.52	$0.64	$0.90	$0.76
Diluted net income per share	$0.51	$0.63	$0.90	$0.76

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
During the three months and six months ended June 30, 2009, the weighted average of stock option shares of approximately 1,013,000 was excluded from the denominator for the diluted earnings per share computation because the stock options were anti-dilutive. There were no anti-dilutive stock options during the three months and six months ended June 30, 2010.
(13) Contingencies
     As of June 30, 2010, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.
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
Puerto Rico Center for Municipal Revenue Collection
     On March 1, 2006 and March 3, 2006, respectively, the Puerto Rico Center for Municipal Revenue Collection (CRIM) imposed a real property tax assessment of approximately $1.3 million and a personal property tax assessment of approximately $4.0 million upon TSS for fiscal years 1992-1993 through 2002-2003. During that time, TSS qualified as a tax-exempt entity under Puerto Rico law pursuant to rulings issued by the Puerto Rico tax authorities. In imposing the tax assessments, CRIM revoked the tax rulings retroactively, based on its contention that a for-profit corporation such as TSS is not entitled to such an exemption. TSS unsuccessfully filed suit in the local court system —up to the level of the Puerto Rico Supreme Court— and a petition for a writ of certiorari before the U.S. Supreme Court, based on its strong belief that CRIM’s retroactive revocation of applicable tax rulings and its imposition of a tax liability reaching back over ten years constituted a violation of the Corporation’s due process rights.
     TSS is currently considering further legal action, based on its position that the tax amount was calculated, notified and reviewed in violation of municipal property tax law. TSS is also evaluating its rights under Law No. 71 of July 2, 2010, which provides an incentive plan for the payment of property taxes through the waiver of accumulated interest, penalties and surcharges.
     The Corporation recorded an accrual which is included within accounts payable and accrued liabilities in the accompanying consolidated financial statements.
Claims by Heirs of Former Shareholders
     The Corporation and TSS are defending four individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 74 shares of the Corporation or one of its predecessors or affiliates (before giving

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
effect to the 3,000-for-one stock split). While each case presents unique facts, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Corporation’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper. One of the cases is in its initial stage; in the other cases, discovery has been completed and the parties are awaiting trial. Management believes all these claims are time barred under one or more statutes of limitations and other grounds and is vigorously defending them.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and six months ended June 30, 2010. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2009.
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
Overview
     We are the largest managed care company in Puerto Rico in terms of membership and have over 50 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the Commercial, Commonwealth of Puerto Rico Health Reform (“Medicaid”) and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (“PDP”)) markets. In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. Medicaid is a government of Puerto Rico-funded managed care program for the medically indigent, similar to the Medicaid program in the U.S. We have the exclusive right to use the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands, serve approximately 1.3 million members across all regions of Puerto Rico and U.S. Virgin Islands and hold a leading market position covering approximately 34% of the Puerto Rico population. For the six months ended June 30, 2010, our managed care segment represented approximately 90% of our total consolidated premiums earned. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 12.5% (in terms of direct premiums) as of December 31, 2009. Our property and casualty segment had a market share of approximately 9% (in terms of direct premiums) during the year ended December 31, 2009.
     We participate in the managed care market through our subsidiary, Triple-S Salud, Inc. (“TSS”). Our managed care subsidiary is a Blue Cross Blue Shield Association (“BCBSA”) licensee, which provides us with exclusive use of the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.
     We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 5% of our consolidated premiums earned, net for the six months ended June 30, 2010.
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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions	2010	2009	2010	2009
Premiums earned, net:
Managed care	$452.5	$414.9	$896.3	$818.3
Life insurance	26.1	25.1	52.0	49.6
Property and casualty insurance	25.2	24.0	50.7	48.6
Intersegment premiums earned	(1.0)	(0.9)	(2.1)	(2.0)

Consolidated premiums earned, net	$502.8	$463.1	$996.9	$914.5

Administrative service fees:
Managed care	$12.9	$12.0	$26.2	$21.5
Intersegment administrative service fees	(0.7)	(0.7)	(1.5)	(1.3)

Consolidated administrative service fees	$12.2	$11.3	$24.7	$2 0.2

Operating income:
Managed care	$18.5	$16.2	$31.1	$22.0
Life insurance	4.7	3.9	8.5	6.9
Property and casualty insurance	2.0	2.8	1.1	4.2
Intersegment and other	0.9	1.0	1.7	1.9

Consolidated operating income	$26.1	$23.9	$42.4	$35.0

     Our revenues primarily consist of premiums earned, net and administrative service fees. These revenues are derived from the sale of managed care products in the Commercial market to employer groups, individuals and government-sponsored programs, principally Medicare and Medicaid. Premiums are derived from insurance contracts and administrative service fees are derived from self-funded contracts, under which we provide a range of services, including claims administration, billing and membership services, among others. Revenues also include premiums earned from the sale of property and casualty and life insurance contracts, and investment income. Substantially all of our earnings are generated in Puerto Rico.
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
     We use operating income as a measure of performance of the underwriting and investment functions of our segments. We also use the loss ratio and the operating expense ratio as measures of performance. The loss ratio is claims incurred divided by premiums earned, net, multiplied by 100. The operating expense ratio is operating expenses divided by premiums earned; net and administrative service fees, multiplied by 100.
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
     Some of the more significant PPACA issues that may affect our managed care business (including our Commercial, Medicare and Medicaid sectors) include:
•	Provisions requiring greater access to coverage for certain uninsured and under-insured populations and the elimination of certain underwriting practices without adequate funding to health plans or other negative financial levy on health plans such as restrictions in ability to charge additional premium for additional risk, including but not limited to provisions: (i) extending dependent coverage for unmarried individuals until age 26 under their parents’ health coverage, (ii) limiting a health plan’s ability to rescind coverage and restrict the plan’s ability to establish annual and lifetime financial caps, and (iii) limiting a health plan’s ability to deny or limit coverage on grounds of an person’s pre-existing medical condition;

•	Provisions restricting medical loss ratios and imposing significant penalties for non-compliance;

•	Provisions requiring health plans to report to their members and the United States Department of Health and Human Services (“HHS”) certain quality performance measures and their wellness promotion activities;

•	Provisions that freeze premium payments to Medicare Advantage health plans beginning in 2011 and that tie such premium to the local Medicare fee for service costs. The adjustment will be phased in over between 3 and 7 years depending on the amount of the eventual adjustment;

•	Provisions that tie Medicare Advantage premiums to achievement of certain quality performance measures;

•	Other efforts or specific legislative changes to the Medicare and Medicaid programs, including changes in the bidding process, authority of the Centers for Medicare and Medicaid Services (“CMS”) to deny bids, or other means of materially reducing premiums such as through further adjustments to the risk adjustment methodology;

•	Increased federal funding to the Reform program available for years 2014 – 2019;

•	Funding provided to the Commonwealth of Puerto Rico to either establish health insurance exchanges or fund the Puerto Rico Medicaid program at the discretion of the Governor;

•	Increased government funding to enforcement agencies and/or changes in interpretation or application of fraud and abuse laws;

•	Expanded scope of authority and/or funding to audit Medicare Advantage health plans and recoup premiums or other funds by the government or its representatives; and

•	The increase in persons eligible for coverage under the Medicaid program in Puerto Rico may result in some persons currently insured by us in our Commercial programs becoming eligible for, and thus moving to, the Medicaid program.
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
Commonwealth of Puerto Rico Healthcare Reform Contracts (Medicaid)
     In May 2010, the government of Puerto Rico (“the government”) issued a new Request for Proposal (RFP) to provide services to the Medicaid population in Puerto Rico for all eight regions, which will be in effect on October 1, 2010. TSS presented its proposal for all regions. In consideration of the period of time needed to issue the RFP and evaluate the proposals, the parties agreed to extend the current contract, until September 30, 2010. As of the date of this report, the government is still evaluating the different proposals presented and is expected to notify the results by August 10, 2010.

Recent Accounting Standards
     For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Managed Care Membership

	As of June 30,
	2010	2009
Managed care enrollment:
Commercial [1]	751,986	615,138
Medicaid [2]	544,887	531,408
Medicare[3]	65,008	70,802

Total	1,361,881	1,217,348

Managed care enrollment by funding arrangement:
Fully-insured	923,691	838,828
Self-insured	438,190	378,520

Total	1,361,881	1,217,348

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.

(2)	Includes rated and self-funded members.

(3)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
Consolidated Operating Results
     The following table sets forth the Corporation’s consolidated operating results. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2010	2009	2010	2009
Revenues:
Premiums earned, net	$502.8	463.1	$996.9	914.5
Administrative service fees	12.2	11.3	24.7	20.2
Net investment income	12.6	13.4	25.1	25.9

Total operating revenues	527.6	487.8	1,046.7	960.6

Net realized investment gains (losses)	1.4	(1.6)	0.1	(3.3)
Net unrealized investment (loss) gain on trading securities	(6.0)	5.6	(4.0)	3.2
Other income (expense), net	(0.3)	0.7	(0.2)	0.3

Total revenues	522.7	492.5	1,042.6	960.8

Benefits and expenses:
Claims incurred	424.8	395.3	850.7	788.7
Operating expenses	76.7	68.6	153.6	136.9

Total operating expenses	501.5	463.9	1,004.3	925.6
Interest expense	3.4	3.3	6.6	6.6

Total benefits and expenses	504.9	467.2	1,010.9	932.2

Income before taxes	17.8	25.3	31.7	28.6
Income tax expense	2.7	6.6	5.5	6.0

Net income	$15.1	18.7	$26.2	22.6

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Operating Revenues
     Consolidated premiums earned, net increased by $39.7 million, or 8.6%, to $502.8 million during the three months ended June 30, 2010 when compared to the three months ended June 30, 2009. The increase was mostly due to an increase in the premiums earned, net in our Managed Care segment, primarily from growth in the Commercial membership, reflecting, in large part, organic growth and the acquisition of La Cruz Azul (LCA), as well as to higher premium rates in the Commercial and Medicare businesses.
     The increase in administrative service fees of $0.9 million, or 8.0%, to $12.2 million in the 2010 period, is attributed to a higher self-insured member months enrollment. Increase is mostly due to new self-insured members in our Commercial business primarily as the result of the aforementioned acquisition of LCA, which was effective July 1, 2009.
     Consolidated net investment income decreased by $0.8 million, or 6.0%, to $12.6 million during the 2010 period mostly resulting from lower yields in fixed income securities acquired during the period.
Net Realized Investment Gains
     Consolidated net realized investment gains of $1.4 million during the three months ended June 30, 2010 are the result of net realized gains from the sale of fixed income and equity securities amounting to $2.2 million, offset in part by other-than-temporary impairments amounting to $0.8 million related to equity securities.
Net Unrealized Investment Losses on Trading Securities and Other Expense, Net
     The combined balance of our consolidated net unrealized investment loss on trading securities and other expense, net increased by $12.6 million, to $6.3 million during the three months ended June 30, 2010. This increase is attributable to a lower fair value of our trading securities portfolio and in the derivative component of our investment in structured notes linked to the Euro Stoxx 50 and Nikkei 225 stock indexes; both fluctuations are due to a general decrease in market values. The loss experienced on our trading portfolio represents a combined decrease of 11.1% in the market value of the portfolio, which compares favorably with the changes experienced by the comparable indexes; the Standard and Poor’s 500 Index decreased by 11.9% and the Russell 1000 Growth decreased by 12.1% during this period. The change in the fair value of the derivative component of these structured notes is included within other income (expense), net.
Claims Incurred
     Consolidated claims incurred increased by $29.5 million, or 7.5%, to $424.8 million during the three months ended June 30, 2010 when compared to the claims incurred during the three months ended June 30, 2009. This increase is principally due to increased claims in the Managed Care segment as a result of higher enrollment. The consolidated loss ratio decreased by 0.9 percentage points to 84.5%.
Operating Expenses
     Consolidated operating expenses during the three months ended June 30, 2010 increased by $8.1 million, or 11.8%, to $76.7 million as compared to the operating expenses during the three months ended June 30, 2009. This increase is primarily attributed to a higher volume of business, particularly in our Managed Care segment, and to expenses related to the implementation of the new Managed Care new information technology (“IT”) system. The consolidated operating expense ratio reflects a slight increase of 0.4 percentage point, to 14.9% during 2010.
Income Tax Expense
     Consolidated income tax expense during the three months ended June 30, 2010 decreased by $3.9 million to $2.7 million as compared to the income tax expense during the three months ended June 30, 2009. The consolidated effective tax rate decreased by 10.9 percentage points, to 15.2%, primarily due to a higher taxable income in the Life segment, which is taxed at a lower rate, and a lower taxable income in the Managed Care segment.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Operating Revenues
     Consolidated premiums earned, net increased by $82.4 million, or 9.0%, to $996.9 million during the six months ended June 30, 2010 when compared to the six months ended June 30, 2009. The increase was primarily due to an increase in the premiums earned, net in our Managed Care segment, primarily from growth in Commercial membership, reflecting, in part, the LCA transaction, and organic growth as well as higher premium rates particularly in the Commercial and Medicare businesses.
     The increase in administrative service fees of $4.5 million, or 22.3%, to $24.7 million in the 2010 period, is attributed to a higher self-insured member months enrollment. Increase is mostly due to new self-insured members in our Commercial business primarily as the result of the aforementioned acquisition of LCA, which was effective July 1, 2009.
     Consolidated net investment income decreased by $0.8 million, or 3.1%, to $25.1 million during six months ended June 30, 2010 mostly as the result of lower yields in fixed income investment acquired during the period.
Net Realized Investment Gains
     Consolidated net realized investment gains of $0.1 million during the 2010 period are the result of net realized gains from the sale of fixed income and equity securities amounting to $2.7 million, offset in part by other-than-temporary impairments amounting to $2.6 million related to equity and fixed income securities.
Net Unrealized Investment Losses on Trading Securities and Other Expense, Net
     The combined balance of our consolidated net unrealized investment loss on trading securities and other expense, net increased by $7.7 million, to $4.2 million during the six months ended June 30, 2010. This increase is attributable to a lower fair value of our trading securities portfolio due to a general decrease in market values. The loss experienced on our trading portfolio represents a combined decrease of 7.9% in the market value of the portfolio, which compares favorably with the changes experienced by the comparable indexes; the Standard and Poor’s 500 Index decreased by 7.6% and the Russell 1000 Growth decreased by 8.4% during this period.
Claims Incurred
     Consolidated claims incurred increased by $62.0 million, or 7.9%, to $850.7 million during the six months ended June 30, 2010 when compared to the claims incurred during the six months ended June 30, 2009. This increase is principally due to increased claims in the Managed Care segment as a result of higher enrollment. The consolidated loss ratio decreased by 0.9 percentage points to 85.3%.
Operating Expenses
     Consolidated operating expenses during the 2010 period increased by $16.7 million, or 12.2%, to $153.6 million as compared to the operating expenses during the 2009 period. This increase is primarily attributed to a higher volume of business, particularly in our Managed Care segment, and to expenses related to the implementation of the new Managed Care new IT system. The consolidated operating expense ratio reflects a slight increase of 0.4 percentage point, to 15.0% during 2010.

Managed Care Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2010	2009	2010	2009
Operating revenues:
Medical premiums earned, net:
Commercial	$244.0	$193.0	$477.9	$382.9
Medicaid	90.9	83.4	180.2	168.3
Medicare	117.6	138.5	238.2	267.1

Medical premiums earned, net	452.5	414.9	896.3	818.3
Administrative service fees	12.9	12.0	26.2	21.5
Net investment income	5.1	5.4	10.0	10.5

Total operating revenues	470.5	432.3	932.5	850.3

Medical operating costs:
Medical claims incurred	400.4	370.7	800.0	739.8
Medical operating expenses	51.6	45.4	101.4	88.5

Total medical operating costs	452.0	416.1	901.4	828.3

Medical operating income	$18.5	$16.2	$31.1	$22.0

Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,535,176	1,275,849	3,042,290	2,536,750
Self-funded	732,849	563,125	1,499,132	1,142,217

Total Commercial member months	2,268,025	1,838,974	4,541,422	3,678,967

Medicaid:
Fully-insured	1,030,703	1,007,915	2,043,539	1,986,506
Self-funded	593,594	572,873	1,182,778	1,133,451

Total Reform member months	1,624,297	1,580,788	3,226,317	3,119,957

Medicare:
Medicare Advantage	167,640	186,945	341,295	385,561
Stand-alone PDP	28,256	29,314	56,381	58,971

Total Medicare member months	195,896	216,259	397,676	444,532

Total member months	4,088,218	3,636,021	8,165,415	7,243,456

Medical loss ratio	88.5%	89.3%	89.3%	90.4%
Operating expense ratio	11.1%	10.6%	11.0%	10.5%
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Medical Operating Revenues
     Medical premiums earned for the three months ended June 30, 2010 increased by $37.6 million, or 9.1%, to $452.5 million when compared to the medical premiums earned during the three months ended June 30, 2009. This increase is principally the result of the following:
•	Medical premiums generated by the Commercial business increased by $51.0 million, or 26.4%, to $244.0 million during the three months ended June 30, 2010. This fluctuation is primarily the result of an increase in member months enrollment by 259,327, or 20.3%, and an increase in average premium rates in rated group policies of approximately 5.4%. Increase in member months was primarily attributed to new groups acquired during the period and new members acquired from LCA effective July 1, 2009, which amounted to 88,782 member months, or 34.2% of the increase in member months enrollment experienced during this quarter.

•	Medical premiums earned in the Medicaid business increased by $7.5 million, or 9.0%, to $90.9 million during the three months ended June 30, 2010. This fluctuation is due to an increase in member months enrollment in the fully-insured membership by 22,788, or 2.3%. In addition, in the 2009 quarter, an adjustment to premiums of approximately $4.2 million was recorded to provide for unresolved reconciling items with the Government of Puerto Rico.

•	Medical premiums generated by the Medicare business decreased during the three months ended June 30, 2010 by $20.9 million, or 15.1%, to $117.6 million. The fluctuation in premiums is primarily the result of lower final risk score adjustments received from CMS in 2010 as compared to 2009. The three months ended June 30, 2010 and 2009 include the net effect of approximately $4.0 million and $12.9 million, respectively, related to CMS final risk score adjustments corresponding to prior periods. In addition, there was a decrease in the member months enrollment of this business by 20,363, or 9.4%, when compared with the same period in 2009, mostly reflected in our dual-eligible product.
     Administrative service fees increased by $0.9 million, or 7.5%, to $12.9 million during the 2010 period, mainly due to an increase in self-funded member months enrollment resulting from the contracts acquired from LCA effective July 1, 2009.
Medical Claims Incurred
     Medical claims incurred during the three months ended June 30, 2010 increased by $29.7 million, or 8.0%, to $400.4 million when compared to the three months ended June 30, 2009. The medical loss ratio (“MLR”) of the segment decreased 0.8 percentage points during the 2010 period, to 88.5%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Commercial business increased by $46.2 million, or 25.9%, during the 2010 period and its MLR decreased by 0.4 percentage points. This fluctuation relates primarily to the increase in member months enrollment of 259,327, or 20.3%. The lower MLR is primarily due to the effect of prior period reserve developments in the 2010 and 2009 periods. Excluding the effect of prior period reserve developments, the MLR increased by 1.4 percentage points, mostly resulting from a higher utilization trend in the current quarter.

•	The medical claims incurred of the Medicaid business increased by $5.1 million, or 6.7%, and its MLR decreased by 1.9 percentage points during the three months ended June 30, 2010. The decrease in MLR is primarily due to the effect of prior period reserve developments in the 2010 and 2009 periods and the 2009 premium adjustment to provide for unresolved reconciling items with the Government of Puerto Rico. Excluding the effect of these items in the 2010 and 2009 periods, the MLR increased 4.1 percentage points mostly resulting from lower premium yields during the 2010 period due to the extension of the prior year’s contract with the government without premium rate increases.

•	The medical claims incurred of the Medicare business decreased by $21.6 million, or 18.6% during the 2010 period primarily due to a lower membership by 20,363 member months, or 9.4%, and its MLR was 80.0%, 3.5 percentage points lower than the MLR for same period of the prior year. Excluding the effect of prior period reserve developments in the 2010 and 2009 period and risk-score premium adjustments, the MLR decreased by 2.2 percentage points. This decrease results from higher premium rates in our Medicare products, lower utilization and a new risk-sharing arrangement with our providers in the non-dual product.
Medical Operating Expenses
     Medical operating expenses for the three months ended June 30, 2010 increased by $6.2 million, or 13.7%, to $51.6 million when compared to the three months ended June 30, 2009. This increase is mainly due to the higher volume of business associated to the increased enrollment in the 2010 quarter. The operating expense ratio increased by 0.5 percentage points, from 10.6% in 2009 to 11.1% in 2010, mostly as the result of expenses related to the implementation of the new IT system, which increased by approximately $2.0 million during this period. In addition there was an increase of approximately $2.5 million in the depreciation and amortization expense due to the IT implementation and the amortization expense related to the LCA acquisition. On the other hand, in the 2009 period, a contingency expense accrual of approximately $2.5 million was recorded, offset in part by the effect in this period of $0.6 million related to the settlement of an insurance recovery receivable of legal expenses.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Medical Operating Revenues
     Medical premiums earned for the six months ended June 30, 2010 increased by $78.0 million, or 9.5%, to $896.3 million when compared to the medical premiums earned during the six months ended June 30, 2009. This increase is principally the result of the following:
•	Medical premiums generated by the Commercial business increased by $95.0 million, or 24.8%, to $477.9 million during the six months ended June 30, 2010. This fluctuation is primarily the result of an increase in member months enrollment by 505,540, or 19.9%, and an increase in average premium rates in rated group policies of approximately 5.1%. Increase in member months was attributed to new members acquired from LCA effective July 1, 2009, which amount to 190,600 member months, or 37.7% of the increase in member months enrollment experienced during this quarter, and to new groups acquired during the period.

•	Medical premiums earned in the Medicaid business increased by $11.9 million, or 7.1%, to $180.2 million during the six months ended June 30, 2010. This fluctuation is due to an increase in the member months enrollment in the fully-insured membership by 57,033, or 2.9%. In addition, the 2009 period includes a premium reduction adjustment of approximately $5.5 million to provide for unresolved reconciling items with the Government of Puerto Rico.

•	Medical premiums generated by the Medicare business decreased by $28.9 million, or 10.8%, to $238.2 million, primarily due to a decrease in member month enrollment of 46,856, or 10.5%, when compared with the same period in 2009. The fluctuation in premiums also results from a lower final risk score adjustments received from CMS in 2010 as compared to 2009. The six months ended June 30, 2010 and 2009 include the net effect of approximately $3.2 million and $8.8 million, respectively, related to CMS final risk score adjustments corresponding to prior periods. These fluctuations were offset in part by higher average premium rates, particularly in our dual eligible product.
     Administrative service fees increased by $4.7 million, or 21.9%, to $26.2 million during the 2010 period, mainly due to an increase in self-funded member months enrollment of 406,242, or 17.9%. Increase in members is mainly the result of the contracts acquired from LCA effective July 1, 2009, which included several ASO groups. Total member months enrollment for LCA during the six months ended June 30, 2010 totaled 420,363.
Medical Claims Incurred
     Medical claims incurred during the six months ended June 30, 2010 increased by $60.2 million, or 8.1%, to $800.0 million when compared to the six months ended June 30, 2009. The MLR of the segment decreased 1.1 percentage points during the 2010 period, to 89.3%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Commercial business increased by $86.8 million, or 24.8%, during the 2010 period and its MLR increased by 0.1 percentage points. This fluctuation relates primarily to the increase in member months enrollment of 505,540, or 19.9%. The higher MLR is primarily due to the effect of prior period reserve developments in the 2010 and 2009 periods. Excluding the effect of prior period reserve developments, the MLR decreased by 0.6 percentage points, mostly resulting from a higher overall trend in premium increases as compared to cost trends.

•	The medical claims incurred of the Medicaid business increased by $20.6 million, or 13.7%, during the 2010 period and its MLR increased by 5.6 percentage points during the six months ended June 30, 2010, to 94.8%. The MLR of this business is affected by the 2009 premium adjustment to provide for unresolved reconciling items with the Government of Puerto Rico and prior period reserve developments. Considering the effect of these items in the 2009 and 2010 periods, the MLR increased by 3.8 percentage points during the 2010 period mostly resulting from a lower premium yield during the 2010 period due to the extension of the prior year’s contract with the government without premium rate increases.

•	The medical claims incurred of the Medicare business decreased by $47.2 million, or 19.7%, during the 2010 period primarily due to lower membership and MLR. The MLR was 80.9%, 8.9 percentage points lower than the MLR for same period in 2009. The lower MLR mostly results from the effect of prior period reserve developments in 2010 and 2009 and risk score premium adjustments. Excluding the effect of prior period reserve developments in the 2010 and 2009 period and risk-score premium adjustments, the MLR decreased by

5.6 percentage points mostly as the result of higher premium rates and lower utilization in our Medicare products and a new risk-sharing arrangement with our providers in the non-dual product.
Medical Operating Expenses
     Medical operating expenses for the six months ended June 30, 2010 increased by $12.9 million, or 14.6%, to $101.4 million when compared to the six months ended June 30, 2009. This increase is mainly due to the higher volume of business associated to the higher enrollment and costs related to the implementation of the new IT system. The operating expense ratio increased by 0.5 percentage points, from 10.5% in 2009 to 11.0% in 2010. The higher operating expense ratio is primarily the result of expenses related to the implementation of the new IT system, including information systems consultants and depreciation and amortization expense, which, increased by approximately $2.5 million and $3.0 million, respectively, when compared to the 2009 period expenses; and approximately $1.1 million in expenses related to a new product launched during January 2010. In addition, approximately $1.7 million were recorded as asset purchase amortization related to the LCA acquisition. In the 2009 period a contingency expense accrual of approximately $7.5 million was recorded, offset in part by the effect of $3.6 million related to the settlement of an insurance recovery receivable of legal expenses.
Life Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2010	2009	2010	2009
Operating revenues:
Premiums earned, net:
Premiums earned	$27.5	$26.7	$54.8	$52.7
Premiums earned ceded	(1.4)	(1.5)	(2.8)	(3.1)

Net premiums earned	26.1	25.2	52.0	49.6
Commission income on reinsurance	—	—	—	0.1

Premiums earned, net	26.1	25.2	52.0	49.7
Net investment income	4.2	4.4	8.4	8.4

Total operating revenues	30.3	29.6	60.4	58.1

Operating costs:
Policy benefits and claims incurred	11.9	13.0	24.3	25.7
Underwriting and other expenses	13.7	12.7	27.6	25.5

Total operating costs	25.6	25.7	51.9	51.2

Operating income	$4.7	$3.9	$8.5	$6.9

Additional data:
Loss ratio	45.6%	51.6%	46.7%	51.7%
Operating expense ratio	52.5%	50.4%	53.1%	51.3%
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Operating Revenues
     Premiums earned, net for the three months ended June 30, 2010 increased by $0.9 million, or 3.5% to $26.1 million when compared to the three months ended the June 30, 2009 primarily related to premium growth volume in the Individual and Group Life lines of business.
Policy Benefits and Claims Incurred
     Policy benefits and claims incurred for the three months ended June 30, 2010 decreased by $1.1 million, or 8.5%, to $11.9 million when compared to the three months ended June 30, 2009. The loss ratio for the period improved from 51.6% in 2009 to 45.6% in 2010, or 6.0 percentage points. The decrease is driven by a reduction in the change in the liability for future policy benefits when compared to the same period in 2009. Despite the higher volume experienced during this period, the claims incurred remained unchanged as a result of improved claims experience on the Ordinary Life and Cancer businesses.

Underwriting and Other Expenses
     Underwriting and other expenses for the three month period ended June 30, 2010 increased $1.0 million, or 7.9%, to $13.7 million when compared to the three months ended June 30, 2009. The increase is mostly related to higher net commission expense as well as to a higher amortization of deferred policy acquisition costs. The increased operating expenses resulted in a higher operating expense ratio, which increased by 2.1 percentage points from 50.4% in 2009 to 52.5% in 2010.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Operating Revenues
     Premiums earned net increased by $2.3 million, or 4.6% to $52.0 million during the six months ended June 30, 2010 primarily as the result of higher sales in the Individual Life and Cancer lines of business. Premiums for the Group lines of business remained unchanged.
Policy Benefits and Claims Incurred
     Policy benefits and claims incurred decreased by $1.4 million, or 5.4%, to $24.3 million during the six months ended June 30, 2010. The decrease is mostly related to a reduction in the change in the liability for future policy benefits when compared to the same period in 2009. Total claims incurred decreased slightly as a result of improved claims experience on the Ordinary Life and Cancer businesses. As a result of the increase in total premiums and reduction in policy benefits, the loss ratio improved, from 51.7% in 2009 to 46.7% in 2010.
Underwriting and Other Expenses
     Operating expenses for the segment increased $2.1 million, or 8.2%, to $27.6 million during the six months ended June 30, 2010. The increase is mostly related to a higher net commission expense as well as to a higher amortization of deferred policy acquisition costs. The higher operating expenses increased the operating expense ratio by 1.8 percentage points, from 51.3% in 2009 to 53.1% in 2010.
Property and Casualty Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2010	2009	2010	2009
Operating revenues:

Premiums earned, net:
Premiums written	$34.6	$37.6	$70.8	$70.7
Premiums ceded	(14.9)	(16.7)	(29.4)	(29.5)
Change in unearned premiums	5.5	3.1	9.3	7.4

Premiums earned, net	25.2	24.0	50.7	48.6
Net investment income	2.9	3.0	5.6	5.8

Total operating revenues	28.1	27.0	56.3	54.4

Operating costs:
Claims incurred	12.5	11.6	26.3	23.2
Underwriting and other expenses	13.6	12.6	28.9	27.0

Total operating costs	26.1	24.2	55.2	50.2

Operating income	$2.0	$2.8	$1.1	$4.2

Additional data:
Loss ratio	49.6%	48.3%	51.9%	47.7%
Operating expense ratio	54.0%	52.5%	57.0%	55.6%
Combined ratio	103.6%	100.8%	108.9%	103.3%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Operating Revenues
     Total premiums written during the three months ended June 30, 2010 decreased by $3.0 million, or 8.0%, to $34.6 million, mostly resulting from a decrease in premiums written in the Commercial Multi-Peril and Dwelling and Commercial Property Mono-Line lines of business. The commercial business continues under soft market conditions, thus reducing premium rates and increasing competition for renewals and new business.
     Premiums ceded to reinsurers during the three months ended June 30, 2010 decreased by approximately $1.8 million, or 10.8% to $14.9 million. The ratio of premiums ceded to premiums written decreased by 1.3 percentage points, from 44.4% in 2009 to 43.1% in 2010, mostly due to a reduction of reinsurance cessions in the Commercial and Personal lines quota share treaties of 3.0 and 2.2 percentage points, respectively. The change in unearned premiums presented an increase of $2.4 million to $5.5 million during the three months ended June 30, 2010, primarily as the result of the lower volume of premiums written in the current quarter as compared to the premiums written during the three months ended June 30, 2009.
Claims Incurred
     Claims incurred during the three months ended June 30, 2010 increased by $0.9 million, or 7.8%, to $12.5 million primarily attributed to higher incurred losses for the Commercial Multi-Peril and Dwelling and Commercial Property Mono-Line lines of business; offset by decreases in the General Liability and Medical Malpractice incurred losses. The loss ratio increase of 1.3 percentage points, to 49.6% during the three months ended June 30, 2010 is the result of an unfavorable loss experience in the Commercial Multi-Peril lines of business resulting from higher reported claims during the current period.
Underwriting and Other Expenses
     Underwriting and other operating expenses for the three months ended June 30, 2010 increased by $1.0 million, or 7.9%, to $13.6 million. The operating expense ratio increased by 1.5 percentage points during the same period, to 54.0% in 2010. This fluctuation is primarily due to an increase of $0.6 million in net commission due to a higher amortization of deferred acquisition costs resulting from the decrease in writings during this quarter and by the receipt of lower reinsurance commissions. Reinsurance commissions were reduced due to the changes in the quota share reinsurance contracts.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
Operating Revenues
     Total premiums written during the six-month period ended June 30, 2010 increased by $0.1 million, or 0.1%, to $70.8 million. This fluctuation is primarily due to increases in the Dwelling and Commercial Property Mono-Line and in the Commercial and Personal Auto lines of business offset by a decrease in premiums written in the Commercial Multi-Peril line of business.
     Premiums ceded to reinsurers during the six months ended June 30, 2010 decreased by approximately $0.1 million, or 0.3%, to $29.4 million. The ratio of premiums ceded to premiums written decreased by 0.2 percentage points, from 41.7% in 2009 to 41.5% in 2010. This fluctuation was the result of the effect of the reduction of reinsurance cessions in quota shares contracts for commercial and personal property insurance risks of 3.0 and 2.2 percentage points, respectively.
     The change in unearned premiums presented an increase of $1.9 million, to $9.3 million during the six months ended June 30, 2010, primarily as the result of the lower volume of premiums written when compared to the premiums written during the last six months of the year ended December 31, 2009.
Claims incurred
     Claims incurred during the six months ended June 30, 2010 increased by $3.1 million, or 13.4%, to $26.3 million. This increase is primarily seen in the incurred losses of the Commercial Multi-Peril, Commercial and Personal Auto lines of business. The loss ratio increased by 4.2 percentage points, to 51.9% during the six months ended June 30, 2010, primarily due to an unfavorable loss experience in the Commercial Multi-Peril and Commercial Auto lines of business resulting from the receipt of several large claims and higher reported claims during the current period. These fluctuations are partially offset by a favorable loss experience in the General Liability and Medical Malpractice lines of business.

Underwriting and other expenses
     Underwriting and other operating expenses for the six months ended June 30, 2010 increased by $1.9 million, or 7.0%, to $28.9 million. This increase is primarily due to higher net commissions by approximately $1.3 million due to a higher amortization of deferred acquisition costs. The operating expense ratio increased by 1.4 percentage points, from 55.6% in 2009 to 57.0% in 2010.
Liquidity and Capital Resources
Cash Flows
     A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended
	June 30,
(Dollar amounts in millions)	2010	2009
Sources of cash:
Cash provided by operating activities	$31.6	$49.1
Net proceeds from short-term borrowings	17.7	—
Proceeds from policyholder deposits	5.8	2.5

Total sources of cash	55.1	51.6

Uses of cash:
Net purchases of investment securities	(43.7)	(9.6)
Capital expenditures	(10.2)	(8.9)
Repurchase and retirement of common stock	—	(22.0)
Payments of long-term borrowings	(0.8)	(0.8)
Surrenders of policyholder deposits	(4.0)	(3.6)
Other	(2.5)	(10.1)

Total uses of cash	(61.2)	(55.0)

Net decrease in cash and cash equivalents	$(6.1)	$(3.4)

     Cash flow from operating activities decreased by $17.5 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, principally due to the effect of increase in claims paid by $54.8 million, a decrease in the proceeds received from sales of trading securities of $10.3 million and an increase in the acquisition of trading securities of $1.5 million. These fluctuations were offset in part by an increase in premiums collected of $44.4 million and a decrease in cash paid to suppliers and employees of $7.2 million. The increase in claims paid and in premiums collected is primarily the result of higher volume in our Managed Care segment, mainly in the member months enrollment of the Commercial business.
     Cash provided by short-term borrowings increased by $17.7 million, which were required to address timing differences between premium collections and claim payments as well as purchases of investments. As of June 30, 2010 the Managed Care segment experienced an increase in its premiums receivable of $69.1 million, mostly from the government of Puerto Rico and its instrumentalities.
     Net acquisition of investment securities increased by $34.1 million during the six months ended June 30, 2010, when compared to same period the prior year primarily as the result of the purchase of investments classified as available-for-sale with cash generated from operations.
     The decrease in the other uses of cash of $7.6 million is attributed to changes in the amount of outstanding checks over bank balances in the 2010 period.
     On December 8, 2008 we announced the immediate commencement of a $40.0 million share repurchase program. We paid approximately $22.0 million under the stock repurchase program during the six months ended June 30, 2009. Our share repurchase program was completed in December 1, 2009.
Financing and Financing Capacity
     We have several short-term facilities available to address timing differences between cash receipts and disbursements. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of June 30, 2010, we had $110.0 million of available credit under these facilities. There are $17.7 million outstanding in short-term borrowings under these facilities as of June 30, 2010.
     As of June 30, 2010, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).

•	On September 30, 2004, we issued and sold $50.0 million of our 6.3% senior unsecured notes due September 2019 (the 6.3% notes).
     The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain non-financial covenants. At June 30, 2010, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
     In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million. As of June 30, 2010, this secured loan had an outstanding balance of $21.8 million and average annual interest rate of 1.30%.
     This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of June 30, 2010 we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loan’s outstanding balance.
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
     Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2010, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.
     There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.
Changes in Internal Controls Over Financial Reporting
     No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information

Item 1.	Legal Proceedings
     For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors
     For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009. See also section “Recent Developments — Federal Health Reform Legislation” in Item 2 of Part I of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     Not applicable.

Item 3.	Defaults Upon Senior Securities
     Not applicable.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     Not applicable.

Item 6.	Exhibits

Exhibits	Description
Exhibit 3(ii)	Amended Restated Bylaws of Triple-S Management Corporation (incorporated herein by reference to Exhibit 3.1 to TSM’s Current Report on Form 8-K filed on June 11, 2010 (File No. 001-33865)).

Exhibit 10.1*	Extension to the agreement between the Puerto Rico Health Insurance Administration and TSS for the provision of health insurance coverage to eligible population in the North and South-West Regions until June 30, 2010.

Exhibit 10.2*	Extension to the agreement between the Puerto Rico Health Insurance Administration and TSS to act as third party administrator in the Metro-North Region until September 30, 2010.

Exhibit 10.3*	Extension to the agreement between the Puerto Rico Health Insurance Administration and TSS for the provision of health insurance coverage to eligible population in the North and South-West Regions until September 30, 2010.

11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended June 30, 2010 and 2009 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.
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

Triple-S Management Corporation Registrant
Date: August 4, 2010	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and Chief Executive Officer

Date: August 4, 2010	By:	/s/ Juan J. Román
Juan J. Román, CPA
Vice President of Finance and Chief Financial Officer Principal Accounting Officer