Form 10-Q
period 2010-09-30
TRIPLE-S MANAGEMENT CORP
filed 2010-11-09
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 001-33865
Triple-S Management Corporation

Puerto Rico
(State or other jurisdiction of	66-0555678
incorporation or organization)	(I.R.S. Employer Identification No.)

1441 F.D. Roosevelt Avenue San Juan, Puerto Rico	00920
(Address of principal executive offices)	(Zip code)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at October 31, 2010
Common Stock Class A, $1.00 par value	9,042,809
Common Stock Class B, $1.00 par value	20,101,005

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended September 30, 2010

Part I – Financial Information

Item 1. Financial Statements
Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2010	2009
Assets

Investments and cash:
Equity securities held for trading, at fair value	$46,228	$43,909
Securities available for sale, at fair value:
Fixed maturities	1,023,469	918,977
Equity securities	73,241	64,689
Securities held to maturity, at amortized cost:
Fixed maturities	15,266	15,794
Policy loans	6,064	5,940
Cash and cash equivalents	50,679	40,376

Total investments and cash	1,214,947	1,089,685
Premiums and other receivables, net	315,092	272,932
Deferred policy acquisition costs and value of business acquired	142,444	139,917
Property and equipment, net	74,170	68,803
Deferred tax asset	28,869	37,551
Other assets	30,084	39,816

Total assets	$1,805,606	$1,648,704

Liabilities and Stockholders’ Equity

Claim liabilities	423,819	360,446
Liability for future policy benefits	232,727	222,619
Unearned premiums	92,489	108,342
Policyholder deposits	48,215	47,563
Liability to Federal Employees’ Health Benefits Program (FEHBP)	16,029	13,002
Accounts payable and accrued liabilities	139,640	139,161
Deferred tax liability	15,215	11,088
Borrowings	166,124	167,667
Liability for pension benefits	36,709	41,044

Total liabilities	1,170,967	1,110,932

Stockholders’ equity:
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at September 30, 2010 and December 31, 2009	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 20,101,005 and 20,110,391 shares at September 30, 2010 and December 31, 2009, respectively	20,101	20,110
Additional paid-in capital	160,224	159,303
Retained earnings	407,629	360,892
Accumulated other comprehensive income (loss)	37,642	(11,576)

Total stockholders’ equity	634,639	537,772

Total liabilities and stockholders’ equity	$1,805,606	$1,648,704

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Premiums earned, net	$496,511	$476,269	$1,493,449	$1,390,778
Administrative service fees	10,195	9,797	34,859	29,982
Net investment income	12,794	12,955	37,888	38,856

Total operating revenues	519,500	499,021	1,566,196	1,459,616

Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(316)	(240)	(2,932)	(5,953)
Net realized gains, excluding other-than-temporary impairment
losses on securities	3	2,390	2,673	4,751

Total net realized investment gains (losses)	(313)	2,150	(259)	(1,202)

Net unrealized investment gain on trading securities	4,611	4,860	631	8,036
Other income, net	576	67	404	392

Total revenues	524,374	506,098	1,566,972	1,466,842

Benefits and expenses:
Claims incurred	421,514	412,392	1,272,180	1,201,148
Operating expenses	74,111	71,205	227,702	208,060

Total operating costs	495,625	483,597	1,499,882	1,409,208
Interest expense	3,026	3,338	9,626	9,959

Total benefits and expenses	498,651	486,935	1,509,508	1,419,167

Income before taxes	25,723	19,163	57,464	47,675

Income tax expense (benefit):
Current	6,040	2,096	14,461	11,637
Deferred	(805)	(1,017)	(3,734)	(4,638)

Total income taxes	5,235	1,079	10,727	6,999

Net income	$20,488	$18,084	$46,737	$40,676

Basic net income per share	$0.70	$0.62	$1.61	$1.37

Diluted net income per share	$0.70	$0.62	$1.60	$1.37
See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands, except per share data)

	2010	2009
Balance at January 1	$537,772	$485,099
Share-based compensation	1,301	3,231
Grant of restricted Class B common stock	15	27
Repurchase and retirement of common stock	(404)	(22,034)
Comprehensive income (loss):
Net income	46,737	40,676
Net unrealized change in fair value of available for sale securities, net of taxes	48,332	20,299
Defined benefit pension plan:
Actuarial loss, net	1,089	1,103
Prior service credit, net	(203)	(207)

Total comprehensive income	95,955	61,871

Balance at September 30	$634,639	$528,194

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2010	2009
Cash flows from operating activities:

Net income	$46,737	$40,676

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,605	6,358
Net amortization of investments	2,399	544
Provision for doubtful receivables	6,721	10,070
Deferred tax benefit	(3,734)	(4,638)
Net realized investment loss on sale of securities	259	1,202
Net unrealized gain on trading securities	(631)	(8,036)
Share-based compensation	1,316	3,258
Proceeds from trading securities sold:
Equity securities	3,441	2,923
Acquisition of securities in trading portfolio:
Equity securities	(4,931)	(3,206)
(Increase) decrease in assets:
Premium and other receivables, net	(42,574)	(25,214)
Deferred policy acquisition costs and value of business acquired	(2,527)	(7,952)
Other deferred taxes	7,347	(11,150)
Other assets	3,673	7,904
Increase (decrease) in liabilities:
Claim liabilities	63,373	54,087
Liability for future policy benefits	10,108	11,747
Unearned premiums	(15,853)	(14,148)
Policyholder deposits	487	568
Liability to FEHBP	3,027	2,858
Accounts payable and accrued liabilities	(2,223)	(1,197)

Net cash provided by operating activities	87,020	66,654

(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2010	2009
Cash flows from investing activities:

Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$48,193	$125,951
Fixed maturities matured/called	97,067	151,898
Equity securities	16,791	6,849
Securities held to maturity:
Fixed maturities matured/called	1,852	6,893
Acquisition of investments:
Securities available for sale:
Fixed maturities	(199,809)	(294,628)
Equity securities	(22,436)	(3,209)
Fixed maturity securities held to maturity	(1,050)	(577)
Net outflows for policy loans	(124)	(285)
Net capital expenditures	(13,678)	(14,555)

Net cash used in investing activities	(73,194)	(21,663)

Cash flows from financing activities:

Change in outstanding checks in excess of bank balances	(2,458)	(11,903)
Repayments of long-term borrowings	(1,230)	(1,230)
Repurchase and retirement of common stock	—	(22,034)
Proceeds from policyholder deposits	7,740	3,708
Surrenders of policyholder deposits	(7,575)	(4,929)

Net cash used in financing activities	(3,523)	(36,388)

Net increase in cash and cash equivalents	10,303	8,603

Cash and cash equivalents:
Beginning of period	40,376	46,095

End of period	$50,679	$54,698

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
     In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair statement of such consolidated interim financial statements have been included. The results of operations for the three months and nine months ended September 30, 2010 are not necessarily indicative of the results for the full year.
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
     In October 2010, the FASB issued guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance specifies that the following costs incurred in the acquisition of new and renewal contracts should be capitalized: (1) Incremental direct costs of contract acquisition. Incremental direct costs are those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. (2) Certain costs related directly to the following acquisition activities performed by the insurer for the contract: a. Underwriting, b. Policy issuance and processing, c. Medical and inspection, and c. Sales force contract selling. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs— Capitalized Advertising Costs, are met. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011. We do not expect the adoption of this guidance to have a significant impact on our financial position or results of operations.
     Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the nine months ended September 30, 2010 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.
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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     Our Managed Care segment is engaged in the sale of managed care products to the Commercial, Medicare and Medicaid market sectors. Through the Medicaid market sector, the government of Puerto Rico (the government) provides health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the Commonwealth of Puerto Rico. Up to September 30, 2010, our Managed Care subsidiary, Triple-S Salud, Inc. (“TSS”) provided managed care services to Medicaid members in the North and Southwest regions on a fully-insured basis and in the Metro-North region on an Administrative Service Only (ASO) basis. The current contracts between the Government and Triple-S for the provision of services to the Medicaid population of Puerto Rico expired by their own terms on September 30, 2010, thus effective October 1st, 2010 we no longer provide services to these members.
     The following tables summarize the operations by major operating segment for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating revenues:
Managed Care:
Premiums earned, net	$445,514	$427,332	$1,340,261	$1,244,033
Administrative service fees	10,195	9,798	34,859	29,983
Intersegment premiums /service fees	1,649	1,533	4,717	4,481
Net investment income	5,225	5,435	15,262	15,953

Total managed care	462,583	444,098	1,395,099	1,294,450

Life Insurance:
Premiums earned, net	26,606	24,645	78,410	74,198
Intersegment premiums	99	108	293	293
Net investment income	4,467	4,093	12,913	12,480

Total life insurance	31,172	28,846	91,616	86,971

Property and Casualty Insurance:
Premiums earned, net	24,391	24,293	74,778	72,547
Intersegment premiums	153	153	460	460
Net investment income	2,594	2,998	8,197	8,783

Total property and casualty insurance	27,138	27,444	83,435	81,790

Other segments — intersegment service revenues *	12,452	13,889	40,127	39,003

Total business segments	533,345	514,277	1,610,277	1,502,214
TSM operating revenues from external sources	508	427	1,516	1,639
Elimination of intersegment premiums	(1,901)	(1,794)	(5,470)	(5,234)
Elimination of intersegment service fees	(12,452)	(13,889)	(40,127)	(39,003)

Consolidated operating revenues	$519,500	$499,021	$1,566,196	$1,459,616

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating income:
Managed care	$16,417	10,098	$47,532	32,080
Life insurance	4,529	3,992	13,055	10,938
Property and casualty insurance	2,242	245	3,311	4,394
Other segments *	476	451	974	813

Total business segments	23,664	14,786	64,872	48,225
TSM operating revenues from external sources	508	427	1,516	1,638
TSM unallocated operating expenses	(2,678)	(2,178)	(7,102)	(6,648)
Elimination of TSM intersegment charges	2,381	2,389	7,028	7,193

Consolidated operating income	23,875	15,424	66,314	50,408
Consolidated net realized investment gains (losses)	(313)	2,150	(259)	(1,202)
Consolidated net unrealized gain on trading securities	4,611	4,860	631	8,036
Consolidated interest expense	(3,026)	(3,338)	(9,626)	(9,959)
Consolidated other income, net	576	67	404	392

Consolidated income before taxes	$25,723	19,163	$57,464	47,675

Depreciation expense:
Managed care	2,767	1,364	8,157	4,092
Life insurance	173	181	510	491
Property and casualty insurance	485	378	1,290	1,128

Total business segments	3,425	1,923	9,957	5,711
TSM depreciation expense	216	216	648	647

Consolidated depreciation expense	$3,641	2,139	$10,605	6,358

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
Assets:
Managed care	$850,114	$746,674
Life insurance	538,427	487,290
Property and casualty insurance	353,416	351,793
Other segments *	12,594	14,193

Total business segments	1,754,551	1,599,950

Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	55,817	39,029
Property and equipment, net	20,929	21,577
Other assets	16,170	4,780

	92,916	65,386

Elimination entries-intersegment receivables and others	(41,861)	(16,632)

Consolidated total assets	$1,805,606	$1,648,704

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
     The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2010 and December 31, 2009, were as follows:

September 30, 2010
		Gross	Gross
		unrealized	unrealized	Estimated
	Cost	gains	losses	fair value
Trading securities:
Equity securities	$43,763	$7,844	$(5,379)	$46,228

December 31, 2009
		Gross	Gross
		unrealized	unrealized	Estimated
	Cost	gains	losses	fair value
Trading securities:
Equity securities	$42,075	$7,064	$(5,230)	$43,909

	September 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$188,641	$13,087	$—	$201,728
U.S. Treasury securities and obligations of U.S. government instrumentalities	47,621	8,345	—	55,966
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	160,529	4,926	(164)	165,291
Municipal securities	200,290	13,541	(62)	213,769
Corporate bonds	102,925	13,701	—	116,626
Residential mortgage-backed securities	13,912	843	(2)	14,753
Collateralized mortgage obligations	248,036	7,574	(274)	255,336

Total fixed maturities	961,954	62,017	(502)	1,023,469
Equity securities:
Common stocks	900	2,786	—	3,686
Preferred stocks	4,298	73	(526)	3,845
Perpetual preferred stocks	1,000	—	(79)	921
Mutual funds	60,819	5,114	(1,144)	64,789

Total equity securities	67,017	7,973	(1,749)	73,241

Total	$1,028,971	$69,990	$(2,251)	$1,096,710

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$252,513	$2,240	$(3,325)	$251,428
U.S. Treasury securities and obligations of U.S. government instrumentalities	48,190	3,148	—	51,338
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	154,754	3,113	(1,919)	155,948
Municipal securities	107,441	1,117	(1,851)	106,707
Corporate bonds	102,547	3,546	(728)	105,365
Residential mortgage-backed securities	16,605	677	(1)	17,281
Collateralized mortgage obligations	229,312	4,237	(2,639)	230,910

Total fixed maturities	911,362	18,078	(10,463)	918,977
Equity securities:
Common stocks	4,074	3,435	—	7,509
Preferred stocks	4,000	—	(1,325)	2,675
Perpetual preferred stocks	2,849	—	(270)	2,579
Mutual funds	50,608	4,150	(2,832)	51,926

Total equity securities	61,531	7,585	(4,427)	64,689

Total	$972,893	$25,663	$(14,890)	$983,666

	September 30, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government- sponsored enterprises	$2,303	$219	$—	$2,522
U.S. Treasury securities and obligations of U.S. government instrumentalities	1,479	348	—	1,827
Corporate bonds	9,347	532	—	9,879
Residential mortgage-backed securities	897	39	—	936
Certificates of deposit	1,240	—	—	1,240

Total	$15,266	$1,138	$—	$16,404

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

     Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	$8,811	$(20)	4	$3,709	$(144)	3	$12,520	$(164)	7
Municipal securities	776	(62)	1	—	—	—	776	(62)	1
Residential mortgage-backed securities	12	(1)	1	36	(1)	1	48	(2)	2
Collateralized mortgage obligations	24,159	(249)	5	1,947	(25)	1	26,106	(274)	6

Total fixed maturities	33,758	(332)	11	5,692	(170)	5	39,450	(502)	16
Equity securities:
Preferred stocks	—	—	—	3,474	(526)	1	3,474	(526)	1
Perpetual preferred stocks	—	—	—	920	(79)	1	920	(79)	1
Mutual funds	8,521	(491)	5	9,825	(653)	7	18,346	(1,144)	12

Total equity securities	8,521	(491)	5	14,219	(1,258)	9	22,740	(1,749)	14

Total for securities available for sale	$42,279	$(823)	16	$19,911	$(1,428)	14	$62,190	$(2,251)	30

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
     Preferred Stocks: This particular instrument has a specified maturity, the issuer’s capital ratios are above regulatory levels, the issuer has continued dividend payments on this instrument and interest payments on all of its outstanding debt instruments, the issuer does not have the ability to call the security at a price lower than its stated value, the Corporation expects to collect all contractual cash flows, the estimated fair value of this security has improved significantly during the nine months ended September 30, 2010, the Corporation does not have the intent to sell the investment, and it is not more likely than not that the Corporation will be required to sell the investment before market price recovery or maturity, this investment is not considered other-than-temporarily impaired.
     Perpetual Preferred Stocks: This security has experienced a significant improvement in value during the nine months ended September 30, 2010. The issuer’s capital ratios are above regulatory levels, analysts’ target price is above market price and book value as of June 30, 2010, the Corporation does not have the intent to sell the investment, and the Corporation has the intent and ability to hold the investments until a market price recovery, this investment is not considered other-than-temporarily impaired.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     Mutual Funds: The unrealized losses in the Corporation’s investment in mutual funds are in several mutual funds that in turn invested in fixed income securities and in broad market indices securities. We evaluated for other-than-temporary impairment these securities as follows:
•	Mutual funds invested in fixed income securities: The unrealized loss of each position in this category represents 10% or less of its book value. The Corporation evaluated the invested assets that compose the funds, which are mostly fixed income obligations of the Puerto Rico and U.S. government or its agencies. In Puerto Rico these mutual funds are exempt and have a higher dividend yield than investments in other Puerto Rico securities. As these mutual funds are invested in fixed income securities, they are susceptible to fluctuations in interest rates as well as supply and demand. Earlier in the year the mutual funds showed a relative underperformance when compared to the underlying assets because of a decrease in supply and demand, which caused the market price to be closer to the net asset value compared to where this relationship had been historically. Lately, the demand for these mutual funds has increased because of the high yield the funds offer. Because the current valuations are close to the funds’ underlying assets, the funds’ underlying assets are mostly on investment grade fixed income securities (mostly U.S. and Puerto Rico government and its agencies, which have been affected by general market conditions), and the Corporation has the intent and ability to hold the investments until a market price recovery, these investments are not considered other-than-temporarily impaired.

•	Broad market indices securities: The unrealized loss of each position in this category is less than 3% of its book value and is the result of fluctuations in equity markets. These positions are designed to mirror the behavior of the Standard &Poor’s 500 and the Russell 1000 Value indices and have been with an unrealized loss for a period less than six months. Because there has been an improvement in the market price of these positions in the period subsequent to September 30, 2010, these positions have been with an unrealized loss for a short time period, and the Corporation has the intent and ability to hold the investments until a market price recovery, these investments are not considered other-than-temporarily impaired.
     Maturities of investment securities classified as available for sale and held to maturity at September 30, 2010 were as follows:

	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$10,749	$10,892
Due after one year through five years	113,498	118,928
Due after five years through ten years	229,039	247,098
Due after ten years	346,720	376,462
Residential mortgage-backed securities	13,912	14,753
Collateralized mortgage obligations	248,036	255,336

	$961,954	$1,023,469

Securities held to maturity:
Due in one year or less	$1,240	$1,240
Due after one year through five years	9,347	9,879
Due after five years through ten years	510	513
Due after ten years	3,272	3,836
Residential mortgage-backed securities	897	936

	$15,266	$16,404

     Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     Information regarding realized and unrealized gains and losses from investments for the three months and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$—	$65	$69	$3,122
Gross losses from sales	(148)	—	(272)	(3)
Gross losses from other-than-temporary impairments	—	(240)	(95)	(1,393)

Total debt securities	(148)	(175)	(298)	1,726

Equity securities:
Trading securities:
Gross gains from sales	110	107	935	416
Gross losses from sales	(212)	(104)	(741)	(823)

	(102)	3	194	(407)

Securities available for sale:
Gross gains from sales	273	2,322	3,259	2,322
Gross losses from sales	(19)	—	(576)	(283)
Gross losses from other-than-temporary impairments	(317)	—	(2,838)	(4,560)

	(63)	2,322	(155)	(2,521)

Total equity securities	(165)	2,325	39	(2,928)

Net realized (losses) gains on securities	$(313)	$2,150	$(259)	$(1,202)

     The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Changes in net unrealized gains (losses):
Recognized in income:
Equity securities – trading	$4,611	$4,860	$631	$8,036

Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	14,376	21,393	53,900	21,044
Equity securities – available for sale	5,011	3,346	3,066	2,837

	$19,387	$24,739	$56,966	$23,881

Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$93	$90	$442	$(441)

     The deferred tax liability/asset on unrealized gains and losses, respectively, recognized in accumulated other comprehensive income/ (loss) during the nine months ended September 30, 2010 and 2009 aggregated to $10,315 and $3,582, respectively.
     As of September 30, 2010 and December 31, 2009, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     Components of net investment income were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed maturities	$11,707	$11,629	$34,303	$34,498
Equity securities	756	891	2,595	2,984
Policy loans	113	105	330	302
Cash equivalents and interest-bearing deposits	58	127	160	485
Other	160	203	500	587

Total	$12,794	$12,955	$37,888	$38,856

(5) Premiums and Other Receivables, Net
     Premiums and other receivables, net as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Premium	$142,397	$98,429
Self-funded group receivables	81,634	70,315
FEHBP	11,198	10,297
Agents balances	28,187	37,888
Accrued interest	10,278	9,287
Reinsurance recoverable	47,303	43,951
Other	26,050	27,999

	347,047	298,166

Less allowance for doubtful receivables:
Premiums	24,884	20,280
Other	7,071	4,954

	31,955	25,234

Total premiums and other receivables	$315,092	$272,932

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(6) Claim Liabilities
     The activity in the total claim liabilities for the three months and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Claim liabilities at beginning of period	$411,410	$363,914	$360,446	$323,710
Reinsurance recoverable on claim liabilities	(33,069)	(30,154)	(30,712)	(30,432)

Net claim liabilities at beginning of period	378,341	333,760	329,734	293,278

Incurred claims and loss-adjustment expenses:
Current period insured events	417,642	407,651	1,259,518	1,194,365
Prior period insured events	671	1,731	4,006	(2,872)

Total	418,313	409,382	1,263,524	1,191,493

Payments of losses and loss-adjustment expenses:
Current period insured events	383,961	353,243	951,570	903,574
Prior period insured events	22,016	44,728	251,011	236,026

Total	405,977	397,971	1,202,581	1,139,600

Net claim liabilities at end of period	390,677	345,171	390,677	345,171
Reinsurance recoverable on claim liabilities	33,142	32,626	33,142	32,626

Claim liabilities at end of period	$423,819	$377,797	$423,819	$377,797

     As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
     The amount of incurred claims and loss-adjustment expenses for prior period insured events for the three months and nine months ended September 30, 2010 and for the three months ended September 30, 2009 is due primarily to higher than expected utilization trends. The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the nine months ended September 30, 2009 is due primarily to better than expected utilization trends.
     Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements. The claims incurred disclosed in this table exclude the change in the liability for future policy benefits expense, which amounted to $3,201 and $8,656, during the three months and nine months ended September 30, 2010, respectively. The change in the liability for future policy benefits during the three months and nine months ended September 30, 2009 amount to $3,010 and $9,655, respectively.
(7) Borrowings
     During September 2010, the Company entered into an agreement to purchase $25.0 million of its $60.0 million, 6.60% unsecured note payable with a settlement date of October 1, 2010.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(8) Fair Value Measurements
     Assets recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Level inputs, as defined by current accounting guidance for fair value measurements and disclosures, are as follows:

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
(iv) Receivables, Accounts Payable and Accrued Liabilities
     The carrying amount of receivables, accounts payable and accrued liabilities approximates fair value because they mature and should be collected or paid within 12 months after September 30, 2010.
(v) Policyholder Deposits
     The fair value of policyholder deposits is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.
(vi) Borrowings
     The carrying amounts and fair value of the Corporation’s borrowings are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Loans payable to bank	$21,437	$21,437	$22,667	$22,667
6.3% senior unsecured notes payable	50,000	49,725	50,000	48,000
6.6% senior unsecured notes payable	59,687	59,025	60,000	57,420
6.7% senior unsecured notes payable	35,000	34,458	35,000	33,320

Totals	$166,124	$164,645	$167,667	$161,407

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
     The following table summarizes fair value measurements by level at September 30, 2010 and December 31, 2009 for assets measured at fair value on a recurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$46,228	$—	$—	$46,228
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored	—	201,728	—	201,728
U.S. Treasury securities and obligations of U.S government instrumentalities	55,966	—	—	55,966
Obligations of the Commonwealth of Puerto and its instrumentalities	—	165,291	—	165,291
Municipal securities	—	213,769	—	213,769
Corporate bonds	—	116,626	—	116,626
Residential agency mortgage-backed securities	—	14,753	—	14,753
Collateralized mortgage obligations	—	255,336	—	255,336

Total fixed maturities	55,966	967,503	—	1,023,469

Equity securities
Common stocks	3,686	—	—	3,686
Preferred stocks	3,845	—	—	3,845
Perpetual preferred stocks	921	—	—	921
Mutual funds	24,211	39,732	846	64,789

Total equity securities	32,663	39,732	846	73,241

Derivatives (reported within other assets in the consolidated balance sheets)	—	659	—	659

Total	$134,857	$1,007,894	$846	$1,143,597

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended
	September 30, 2010			September 30, 2009
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$—	$699	$699	$560	$1,747	$2,307
Total gains or losses:
Realized in earnings	—	—	—	(240)	—	(240)
Unrealized in other accumulated comprehensive income	—	(6)	(6)	—	—	—
Purchases and sales	—	153	153	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—

Ending balance	$—	$846	$846	$320	$1,747	$2,067

	Nine months ended
	September 30, 2010			September 30, 2009
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$—	$775	$775	$1,281	$1,086	$2,367
Total gains or losses:
Realized in earnings	—	—	—	(1,264)	—	(1,264)
Unrealized in other accumulated comprehensive income	—	(253)	(253)	303	661	964
Purchases and sales	—	324	324	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—

Ending balance	$—	$846	$846	$320	$1,747	$2,067

     There were no transfers in or transfers out of Level 3 for the nine months ended September 30, 2010 and 2009.
     As of September 30, 2010, a mutual fund investment was classified as Level 3 due to the unavailability of market quotes for the underlying securities.
     During the three months and nine months ended September 30, 2009, certain fixed maturity and equity securities classified at Level 3 were thinly traded due to issuer liquidity concerns. Consequently, broker quotes or other observable inputs were not always available and the fair value of these securities was estimated using internal estimates for inputs including, but not limited to, credit spreads, default rates and benchmark yields. An other-than- temporary impairment of approximately $0.2 million and $1.3 million was recorded on Level 3 securities during the three months and nine months ended September 30, 2009.
(9) Share-Based Compensation
     Share-based compensation expense recorded during the three months and nine months ended September 30, 2010 was $638 and $1,316, respectively. Share-based compensation expense recorded during the three months and nine months ended September 30, 2009 was $779 and $3,258, respectively. Share based compensation expense for the nine months ended September 30, 2009 includes $937 of compensation cost that should have been recorded in

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
earlier periods. This adjustment relates to employees that qualified for approved retirement as defined under the plan.
     Pursuant to the 2007 Incentive Plan, on September 30, 2010 the Corporation granted certain key employees 4,032 stock options, 741 shares of restricted stocks, and 741 performance awards. Effective July 12, 2010, the Corporation granted 15,480 shares of restricted stock to non-employee directors pursuant to the 2007 Incentive Plan.
(10) Comprehensive Income (Loss)
     The accumulated balances for each classification of other comprehensive income (loss), net of tax, are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain on	pension	comprehensive
	securities	benefits	income (loss)
Balance at January 1	$9,141	$(20,717)	$(11,576)
Net current period change	48,332	886	49,218

Balance at September 30	$57,473	$(19,831)	$37,642

(11) Income Taxes
     Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. The Corporation and its subsidiaries are subject to Puerto Rico income taxes. The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of September 30, 2010, tax years 2004 through 2009 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.
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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(12) Pension Plan
     The components of net periodic benefit cost for the three months and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$1,218	$1,372	$3,772	$3,791
Interest cost	1,478	1,614	4,497	4,290
Expected return on assets	(1,044)	(1,135)	(3,148)	(3,047)
Amortization of prior service benefit	(110)	(127)	(333)	(340)
Amortization of actuarial loss	588	718	1,782	1,809

Net periodic benefit cost	$2,130	$2,442	$6,570	$6,503

     Employer contributions: The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2009 that it expected to contribute $7,000 to its pension program in 2010. As of September 30, 2010, the Corporation has contributed $9,800 to the pension program. The Corporation does not expect to make further contributions to the program during 2010.
(13) Net Income Available to Stockholders and Net Income per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator for earnings per share:
Net income available to stockholders	$20,488	$18,084	$46,737	$40,676

Denominator for basic earnings per share:
Weighted average of common shares	29,095,272	29,265,472	29,085,188	29,607,691
Effect of dilutive securities	220,301	107,462	197,690	64,876

Denominator for diluted earnings per share	29,315,573	29,372,934	29,282,878	29,672,567

Basic net income per share	$0.70	$0.62	$1.61	$1.37
Diluted net income per share	$0.70	$0.62	$1.60	$1.37
     During the nine months ended September 30, 2009, the weighted average of stock option shares of approximately 1,013,000 was excluded from the denominator for the diluted earnings per share computation because the stock options were anti-dilutive. There were no anti-dilutive stock options during the three months and nine months ended September 30, 2010 and during the three months ended September 30, 2009.
(14) Contingencies
     As of September 30, 2010, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities,

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.
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
     Two codefendant plans removed the case to federal court, which the plaintiffs and the other codefendants, including the Corporation, opposed. The federal District Court decided that it lacked jurisdiction under the Class Action Fairness Act (“CAFA”) and remanded the case to state court. The removing defendants petitioned to appeal to the First Circuit Court of Appeals. Having accepted the appeal, the First Circuit Court of Appeals issued an order in late October 2009 which found the lower court’s decision premature. The Court of Appeals remanded the case to the federal District Court and allowed limited discovery to determine whether the case should be heard in federal court pursuant to CAFA. The parties completed the limited discovery in August 2010 and supplemented their previous filings.

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
     TSS has decided to benefit from an incentive plan established under Law No. 71 of July 2, 2010, which waives accumulated interest, penalties and surcharges. As a result TSS will pay a total of approximately $5.3 million in property taxes for the period involved in this litigation. The amount accrued is included within accounts payable and accrued liabilities in the accompanying consolidated financial statements.
Claims by Heirs of Former Shareholders
     The Corporation and TSS are defending five individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 80 shares of the Corporation or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Corporation’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper. One of the cases is in its initial stage; in the other cases, discovery has been completed and the parties are awaiting trial. Management believes all these claims are time barred under one or more statutes of limitations and other grounds and is vigorously defending them.
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
Intrusions into Triple-C, Inc. Internet IPA Database
     On September 21, 2010, we learned from a competitor that a specific internet database managed by our subsidiary TCI, containing information pertaining to individuals previously insured by TSS under the Government of Puerto Rico’s Health Insurance Plan (“HIP”) and to independent practice associations (“IPAs”) that provided services to those individuals, had been accessed without authorization by certain of our competitor’s employees from September 9 to September 15, 2010. We immediately began an investigation and engaged external resources to assist in this matter. TCI served as a third-party administrator for TSS in the administration of its HIP contracts until September 30, 2010. We have identified the information that was accessed and downloaded into the competitor’s system. The September 2010 intrusions may have potentially compromised protected health information of approximately 398,000 beneficiaries in the North and Metro-North regions of the HIP. We have also learned as a result of our ongoing investigation that protected health information of approximately 5,500 HIP beneficiaries, 2,500 Medicare beneficiaries and IPA data from all three HIP regions previously serviced by TSS was accessed through multiple, separate intrusions into the TCI IPA database from October 2008 to August 2010. The stolen information did not include Social Security numbers.
     Our investigation has revealed that the security breaches were the result of unauthorized use of one or more active user IDs and passwords specific to the TCI IPA database, and not the result of breaches of TSS’s or the Corporation’s system security features. We cannot at this time determine the purpose of these breaches and do not know the extent of any fraudulent use of the information or its impact on the potentially affected individuals and IPAs. We believe, however, that the most likely target was financial information related to IPAs rather than the individuals’ information. During the course of our investigation we learned that there may have been improper uses of the IPA passwords by one or more consultants working for the IPAs. We have taken measures to strengthen the TCI server security and credentials management procedures, and are conducting an assessment of our system-wide data and facility security to prevent the occurrence of a similar incident in the future. We continue to investigate these events and to analyze the data as it becomes known to us to identify all individuals and entities whose information may have been impacted, and to take any additional corresponding remedial actions in accordance with applicable laws and regulations.
     We have notified the appropriate Puerto Rico and federal government agencies of these events, and have issued public notice of the breaches as required under Puerto Rico law. We have received a number of inquiries and requests for information related to these events from these government agencies and are cooperating with them. As a result of our ongoing investigation, we have determined that additional filings and public notices will be required. In addition, the Puerto Rico government agency that oversees the HIP has levied a fine of $100,000 on TSS in connection with these incidents, which we are appealing. Other government agencies may seek to impose fines or other obligations on us. We do not have sufficient information at this time to predict whether any future action by government entities or others as a result of the data breaches would adversely affect our business, financial condition and results of operations.
(15) Subsequent Event
     The Corporation evaluated subsequent events through the date that these consolidated interim financial statements were issued. No events have occurred that required disclosure or adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and nine months ended September 30, 2010. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2009.
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
Overview
     We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry. We offer a broad portfolio of managed care and related products in the Commercial and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (“PDP”)) markets. In the Commercial market we are the largest provider of managed care products. We offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. We also participated in the Government of Puerto Rico Health Reform (“Medicaid”) up to September 30, 2010. Medicaid is a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.
     We have the exclusive right to use the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands. As of September 30, 2010 we serve approximately 1.3 million members across all regions of Puerto Rico and U.S. Virgin Islands. Excluding the Medicaid membership, which we served until September 30, 2010, we serve over 800 thousand members covering approximately 20% of the Puerto Rico population. For the nine months ended September 30, 2010, our managed care segment represented approximately 90% of our total consolidated premiums earned. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 12.5% (in terms of direct premiums) during the year ended December 31, 2009. Our property and casualty segment had a market share of approximately 9% (in terms of direct premiums) during the year ended December 31, 2009.
     We participate in the managed care market through our subsidiary, Triple-S Salud, Inc. (“TSS”). Our managed care subsidiary is a Blue Cross Blue Shield Association (“BCBSA”) licensee, which provides us with exclusive use of the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.
     We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 5% of our consolidated premiums earned, net for the nine months ended September 30, 2010.
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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2010	2009	2010	2009
Premiums earned, net:
Managed care	$446.4	$428.2	$1,342.7	$1,246.6
Life insurance	26.7	24.7	78.7	74.5
Property and casualty insurance	24.5	24.4	75.2	73.0
Intersegment premiums earned	(1.1)	(1.0)	(3.2)	(3.4)

Consolidated premiums earned, net	$496.5	$476.3	$1,493.4	$1,390.7

Administrative service fees:
Managed care	$10.9	$10.5	$37.1	$32.0
Intersegment administrative service fees	(0.7)	(0.7)	(2.2)	(2.0)

Consolidated administrative service fees	$10.2	$9.8	$34.9	$30.0

Operating income:
Managed care	$16.4	$10.1	$47.5	$32.1
Life insurance	4.6	4.0	13.1	10.9
Property and casualty insurance	2.2	0.2	3.3	4.4
Intersegment and other	0.7	1.1	2.4	3.0

Consolidated operating income	$23.9	$15.4	$66.3	$50.4

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
     Some of the more significant PPACA issues that may affect our managed care business (including our Commercial, Medicare and Medicaid sectors) include:
•	Provisions requiring greater access to coverage for certain uninsured and under-insured populations and the elimination of certain underwriting practices without adequate funding to health plans or other negative financial levy on health plans such as restrictions in ability to charge additional premium for additional risk, including but not limited to provisions: (i) extending dependent coverage for unmarried individuals until age 26 under their parents’ health coverage, (ii) limiting a health plan’s ability to rescind coverage and restrict the plan’s ability to establish annual and lifetime financial caps, and (iii) limiting a health plan’s ability to deny or limit coverage on grounds of a person’s pre-existing medical condition;

•	Provisions restricting medical loss ratios and imposing significant penalties for non-compliance;

•	Provisions requiring health plans to report to their members and the United States Department of Health and Human Services (“HHS”) certain quality performance measures and their wellness promotion activities;

•	Provisions that freeze premium payments to Medicare Advantage health plans beginning in 2011 and that tie such premium to the local Medicare fee for service costs. The adjustment will be phased in over between 3 and 7 years depending on the amount of the eventual adjustment;

•	Provisions that tie Medicare Advantage premiums to achievement of certain quality performance measures;

•	Other efforts or specific legislative changes to the Medicare and Medicaid programs, including changes in the bidding process, authority of the Centers for Medicare and Medicaid Services (“CMS”) to deny bids, or other means of materially reducing premiums such as through further adjustments to the risk adjustment methodology;

•	Increased federal funding to the Reform program available for years 2014 — 2019;

•	Funding provided to the Commonwealth of Puerto Rico to either establish health insurance exchanges or fund the Puerto Rico Medicaid program at the discretion of the Governor;

•	Increased government funding to enforcement agencies and/or changes in interpretation or application of fraud and abuse laws;

•	Expanded scope of authority and/or funding to audit Medicare Advantage health plans and recoup premiums or other funds by the government or its representatives; and

•	The increase in persons eligible for coverage under the Medicaid program in Puerto Rico may result in some persons currently insured by us in our Commercial programs becoming eligible for, and thus moving to, the Medicaid program.
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

Commonwealth of Puerto Rico Healthcare Reform Contracts (Medicaid)
     On August 31, 2010, the Puerto Rico Health Insurance Administration notified our managed care subsidiary, TSS, that the proposal submitted by TSS to provide services to the Medicaid population was not selected. The current contracts expired by their own terms on September 30, 2010. Total Medicaid enrollment as of September 30, 2010 was 544,448 members. The Medicaid premiums earned, net during the nine months ended September 30, 2010 and 2009 amounted to $273.1 million and $257.7 million, respectively. The operating income for the Medicaid business during the nine months ended September 30, 2010 and 2009 amounted to $5.0 million and $13.7 million, respectively.
Recent Accounting Standards
     For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Managed Care Membership

	As of September 30,
	2010	2009
Managed care enrollment:
Commercial [1]	737,697	745,933
Medicaid [2]	544,448	537,414
Medicare [3]	64,190	69,290

Total	1,346,335	1,352,637

Managed care enrollment by funding arrangement:
Fully-insured	900,498	890,987
Self-insured	445,837	461,650

Total	1,346,335	1,352,637

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.

(2)	Includes rated and self-funded members.

(3)	Includes Medicare Advantage as well as stand-alone PDP plan membership.

Consolidated Operating Results
     The following table sets forth the Corporation’s consolidated operating results. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2010	2009	2010	2009
Revenues:
Premiums earned, net	$496.5	476.3	$1,493.4	1,390.7
Administrative service fees	10.2	9.8	34.9	30.0
Net investment income	12.8	12.9	37.9	38.9

Total operating revenues	519.5	499.0	1,566.2	1,459.6

Net realized investment gains (losses)	(0.3)	2.1	(0.3)	(1.2)
Net unrealized investment gain on trading securities	4.6	4.9	0.6	8.1
Other income, net	0.6	0.1	0.4	0.4

Total revenues	524.4	506.1	1,566.9	1,466.9

Benefits and expenses:
Claims incurred	421.5	412.4	1,272.2	1,201.1
Operating expenses	74.1	71.2	227.7	208.1

Total operating expenses	495.6	483.6	1,499.9	1,409.2
Interest expense	3.0	3.4	9.6	10.0

Total benefits and expenses	498.6	487.0	1,509.5	1,419.2

Income before taxes	25.8	19.1	57.4	47.7
Income tax expense	5.3	1.0	10.7	7.0

Net income	$20.5	18.1	$46.7	40.7

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Operating Revenues
     Consolidated premiums earned, net increased by $20.2 million, or 4.2%, to $496.5 million during the three months ended September 30, 2010 when compared to the three months ended September 30, 2009. The increase was mostly due to an increase in the premiums earned, net in our Managed Care segment, primarily from growth in the Commercial membership reflecting organic growth as well as to higher premium rates, particularly in the Commercial and Medicare businesses.
Claims Incurred
     Consolidated claims incurred increased by $9.1 million, or 2.2%, to $421.5 million during the three months ended September 30, 2010 when compared to the claims incurred during the three months ended September 30, 2009. This increase is principally due to increased claims in the Managed Care segment as a result of higher enrollment and an increase in loss adjustment expenses for the Medicaid business. The consolidated loss ratio decreased by 1.7 percentage points to 84.9%.
Operating Expenses
     Consolidated operating expenses during the three months ended September 30, 2010 increased by $2.9 million, or 4.1%, to $74.1 million as compared to the operating expenses during the three months ended September 30, 2009. This increase is primarily attributed to a higher volume of business, particularly in our Managed Care segment, and to expenses related to the implementation of the new Managed Care information technology (“IT”) system. For the three months ended September 30, 2010, the consolidated operating expense ratio remained remained stable at 14.6%.

Income Tax Expense
     Consolidated income tax expense during the three months ended September 30, 2010 increased by $4.3 million to $5.3 million as compared to the income tax expense during the three months ended September 30, 2009. The consolidated effective tax rate increased by 15.3 percentage points, to 20.5%, primarily due to the use of tax credits during the 2009 period.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Operating Revenues
     Consolidated premiums earned, net increased by $102.7 million, or 7.4%, to $1,493.4 million during the nine months ended September 30, 2010 when compared to the nine months ended September 30, 2009. The increase was primarily due to an increase in the premiums earned, net in our Managed Care segment, primarily from growth in Commercial membership, reflecting, in part, the La Cruz Azul (LCA) transaction, and organic growth as well as higher premium rates, particularly in the Commercial and Medicare businesses.
     The increase in administrative service fees of $4.9 million, or 16.3%, to $34.9 million in the 2010 period, is attributed to a higher self-insured member months enrollment. Increase is mostly due to new self-insured members in our Commercial business primarily as the result of the aforementioned acquisition of LCA, which was effective July 1, 2009.
     Consolidated net investment income decreased by $1.0 million, or 2.6%, to $37.9 million during nine months ended September 30, 2010 mostly as the result of lower yields in fixed income investment acquired during the period.
Net Realized Investment Losses
     Consolidated net realized investment losses of $0.3 million during the 2010 period are the result of other-than-temporary impairments amounting to $2.9 million related to equity and fixed income securities, offset in part by net realized gains from the sale of fixed income and equity securities amounting to $2.6 million.
Net Unrealized Investment Gains on Trading Securities and Other Income, Net
     The combined balance of our consolidated net unrealized investment gain on trading securities and other income, net decreased by $7.5 million, to $1.0 million during the nine months ended September 30, 2010. This decrease is attributable to a lower increase in fair value of our trading securities portfolio as compared to last year’s increase. The unrealized gain experienced on our trading portfolio represents a combined increase of 3.6% in the market value of the portfolio, which compares favorably with the changes experienced by the comparable indexes; the Standard and Poor’s 500 Index increased by 2.3% and the Russell 1000 Growth decreased by 3.1% during this period.
Claims Incurred
     Consolidated claims incurred increased by $71.1 million, or 5.9%, to $1,272.2 million during the nine months ended September 30, 2010 when compared to the claims incurred during the nine months ended September 30, 2009. This increase is principally due to increased claims in the Managed Care segment as a result of higher enrollment. The consolidated loss ratio decreased by 1.2 percentage points to 85.2%.
Operating Expenses
     Consolidated operating expenses during the 2010 period increased by $19.6 million, or 9.4%, to $227.7 million as compared to the operating expenses during the 2009 period. This increase is primarily attributed to a higher volume of business, particularly in our Managed Care segment and expenses related to the implementation of the new Managed Care IT system. The consolidated operating expense ratio reflects an increase of 0.3 percentage point, to 14.9% during 2010.
Income Tax Expense
     Consolidated income tax expense during the nine months ended September 30, 2010 increased by $3.7 million to $10.7 million as compared to the income tax expense during the nine months ended September 30, 2009.

The consolidated effective tax rate increased by 3.9 percentage points, to 18.6%, primarily due to the use of tax credits during the 2009 period.
Managed Care Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2010	2009	2010	2009
Operating revenues:
Medical premiums earned, net:
Commercial	$237.1	$217.3	$715.0	$600.3
Medicaid	92.9	89.4	273.1	257.7
Medicare	116.4	121.5	354.6	388.6

Medical premiums earned, net	446.4	428.2	1,342.7	1,246.6
Administrative service fees	10.9	10.5	37.1	32.0
Net investment income	5.2	5.4	15.2	15.9

Total operating revenues	462.5	444.1	1,395.0	1,294.5

Medical operating costs:
Medical claims incurred	397.5	386.5	1,197.6	1,126.4
Medical operating expenses	48.6	47.5	149.9	136.0

Total medical operating costs	446.1	434.0	1,347.5	1,262.4

Medical operating income	$16.4	$10.1	$47.5	$32.1

Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,484,056	1,441,028	4,521,088	3,977,778
Self-funded	735,154	812,780	2,239,544	1,954,997

Total Commercial member months	2,219,210	2,253,808	6,760,632	5,932,775

Medicaid:
Fully-insured	1,034,749	1,011,294	3,078,288	2,997,800
Self-funded	599,648	590,117	1,782,426	1,723,568

Total Medicaid member months	1,634,397	1,601,411	4,860,714	4,721,368

Medicare:
Medicare Advantage	165,327	179,878	506,622	565,439
Stand-alone PDP	28,014	29,330	84,395	88,301

Total Medicare member months	193,341	209,208	591,017	653,740

Total member months	4,046,948	4,064,427	12,212,363	11,307,883

Medical loss ratio	89.0%	90.3%	89.2%	90.4%

Operating expense ratio	10.6%	10.8%	10.9%	10.6%
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Medical Operating Revenues
     Medical premiums earned for the three months ended September 30, 2010 increased by $18.2 million, or 4.3%, to $446.4 million when compared to the medical premiums earned during the three months ended September 30, 2009. This increase is principally the result of the following:
•	Medical premiums generated by the Commercial business increased by $19.8 million, or 9.1%, to $237.1 million during the three months ended September 30, 2010. This fluctuation is primarily the result of an increase in member months enrollment by 43,028, or 3.0%, and an increase in average premium rates in rated group policies of approximately 7.6%. Increase in member months was primarily attributed to new groups acquired during the period.

•	Medical premiums earned in the Medicaid business increased by $3.5 million, or 3.9%, to $92.9 million during the three months ended September 30, 2010. This fluctuation is due to an increase in member months enrollment in the fully-insured membership by 23,455, or 2.3%, as well as to an average increase in premiums rates of 4.8% that was effective September 1st, 2010.

•	Medical premiums generated by the Medicare business decreased during the three months ended September 30, 2010 by $5.1 million, or 4.2%, to $116.4 million. This fluctuation is the result of an overall decrease in the member months enrollment of this business by 15,867, or 7.6%, when compared with the same period in 2009, mostly reflected in our dual-eligible product. This decrease in member month enrollment is offset in part by higher average premium rates, particularly in our dual eligible product, and to higher CMS risk score adjustment for the 2010 period as compared to 2009. The three months ended September 30, 2010 and 2009 include the net effect of approximately $1.8 million and $0.9 million, respectively of risk score adjustments corresponding to prior periods.
Medical Claims Incurred
     Medical claims incurred during the three months ended September 30, 2010 increased by $11.0 million, or 2.8%, to $397.5 million when compared to the three months ended September 30, 2009. The medical loss ratio (“MLR”) of the segment decreased 1.3 percentage points during the 2010 period, to 89.0%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Commercial business increased by $12.0 million, or 6.2%, during the 2010 period and its MLR decreased by 2.3 percentage points. The increase in claims relates primarily to the increase in member months enrollment experienced during the 2010 period. The lower MLR is primarily due to the effect of prior period reserve developments in the 2010 and 2009 periods. Excluding the effect of prior period reserve developments, the MLR decreased by 1.1 percentage points, mostly resulting from a higher overall trend in premium rate increases as compared to cost trends as well as to lower utilization trends in 2010.

•	The medical claims incurred of the Medicaid business increased by $4.7 million, or 5.8%, and its MLR increased by 1.7 percentage points during the three months ended September 30, 2010. The increase in MLR is primarily due to the effect of prior period reserve developments in the 2010 and 2009 periods and an increase in loss adjustment expenses. This increase was offset in part by the 2009 premium adjustment to provide for unresolved reconciling items with the Government of Puerto Rico. Excluding the effect of these items in the 2010 and 2009 periods, the MLR increased 5.0 percentage points mostly resulting from lower premium yields during the 2010 period due to the extension of the prior year’s contract with the government without premium rate increases until September 2010.

•	The medical claims incurred of the Medicare business decreased by $5.7 million, or 5.3% during the 2010 period primarily due to a lower membership and its MLR was 89.3%, 1.1 percentage points lower than the MLR for same period of the prior year. Excluding the effect of prior period reserve developments in the 2010 and 2009 period and risk-score premium adjustments, the MLR increased by 1.0 percentage points primarily the result of higher utilization trends in our non-dual product.
Medical Operating Expenses
     Medical operating expenses for the three months ended September 30, 2010 increased by $1.1 million, or 2.3%, to $48.6 million when compared to the three months ended September 30, 2009. This increase is mainly due to the higher volume of business associated to the increased enrollment in the 2010 quarter and costs related to the implementation of the new IT system, including information systems consultants and depreciation and amortization expense, which increased by approximately $1.7 million and $1.4 million, respectively. These increases were offset in part by a decrease of approximately $2.1 in contingent property tax accrual during the 2010 period as the result of the benefit provided by an incentive program established by the government which waives accumulated interest, penalties and surcharges. The operating expense ratio decreased by 0.2 percentage points, from 10.8% in 2009 to 10.6% in 2010.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Medical Operating Revenues
     Medical premiums earned for the nine months ended September 30, 2010 increased by $96.1 million, or 7.7%, to $1,342.7 million when compared to the medical premiums earned during the nine months ended September 30, 2009. This increase is principally the result of the following:
•	Medical premiums generated by the Commercial business increased by $114.7 million, or 19.1%, to $715.0 million during the nine months ended September 30, 2010. This fluctuation is primarily the result of an increase in member months enrollment by 543,310, or 13.7%, and an increase in average premium rates in rated group policies of approximately 6.1%. Increase in member months was attributed to new members acquired from LCA effective July 1, 2009, which represent approximately 35.1% of the increase in member months enrollment experienced during 2010, and to new groups acquired during the period.

•	Medical premiums earned in the Medicaid business increased by $15.4 million, or 6.0%, to $273.1 million during the nine months ended September 30, 2010. This fluctuation is due to an increase in the member months enrollment in the fully-insured membership by 80,488, or 2.7%. In addition, the 2009 period includes a premium reduction adjustment of approximately $8.0 million to provide for unresolved reconciling items with the Government of Puerto Rico. The average premiums rates of this business were increased by 4.8% effective September 1st, 2010.

•	Medical premiums generated by the Medicare business decreased by $34.0 million, or 8.7%, to $354.6 million, primarily due to a decrease in member month enrollment of 62,723, or 9.6%, when compared with the same period in 2009. The fluctuation in premiums also results from a lower final risk score adjustments received from CMS in 2010 as compared to 2009. The nine months ended September 30, 2010 and 2009 include the net effect of approximately $3.0 million and $9.2 million, respectively, related to CMS risk score adjustments corresponding to prior periods. These fluctuations were offset in part by higher average premium rates, particularly in our dual eligible product.
     Administrative service fees increased by $5.1 million, or 15.9%, to $37.1 million during the 2010 period, mainly due to an increase in self-funded member months enrollment of 343,405, or 9.3%. Increase in members is mainly the result of the contracts acquired from LCA effective July 1, 2009.
Medical Claims Incurred
     Medical claims incurred during the nine months ended September 30, 2010 increased by $71.2 million, or 6.3%, to $1,197.6 million when compared to the nine months ended September 30, 2009. The MLR of the segment decreased 1.2 percentage points during the 2010 period, to 89.2%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Commercial business increased by $98.8 million, or 18.1%, during the 2010 period and its MLR decreased by 0.7 percentage points. The increase in claims relates primarily to the increase in member months enrollment of 543,310, or 13.7%. The lower MLR primarily results from a higher overall trend in premium rate increases as compared to cost trends as well as to lower utilization trends in 2010.

•	The medical claims incurred of the Medicaid business increased by $25.4 million, or 11.0%, during the 2010 period and its MLR increased by 4.2 percentage points during the nine months ended September 30, 2010, to 94.1%. The MLR of this business is affected by the 2009 premium adjustment to provide for unresolved reconciling items with the Government of Puerto Rico and prior period reserve developments. Considering the effect of these items in the 2009 and 2010 periods, the MLR increased by 2.8 percentage points during the 2010 period, mostly resulting from a lower premium yield due to the extension of the prior year’s contract with the government without premium rate increases until September 2010.

•	The medical claims incurred of the Medicare business decreased by $53.0 million, or 15.2%, during the 2010 period primarily due to lower membership and MLR. The MLR was 83.6%, 6.4 percentage points lower than the MLR for same period in 2009. The lower MLR mostly results from the effect of prior period reserve developments in 2010 and 2009 and risk score premium adjustments. Excluding the effect of prior period reserve developments in the 2010 and 2009 period and risk-score premium adjustments, the MLR decreased by 3.4 percentage points mostly as the result of higher premium rates and lower utilization in our Medicare products and a new risk-sharing arrangement with our providers in the dual-eligible product.

Medical Operating Expenses
     Medical operating expenses for the nine months ended September 30, 2010 increased by $13.9 million, or 10.2%, to $149.9 million when compared to the nine months ended September 30, 2009. This increase is mainly due to the higher volume of business associated to the higher enrollment and costs related to the implementation of the new IT system. The operating expense ratio increased by 0.3 percentage points, from 10.6% in 2009 to 10.9% in 2010. The higher operating expense ratio is primarily the result of expenses related to the implementation of the new IT system, including information systems consultants and depreciation and amortization expense, which, increased by approximately $1.8 million and $3.1 million, respectively, when compared to the 2009 period expenses; and approximately $1.1 million in expenses related to a new product launched during January 2010. In addition, the asset purchase amortization related to the LCA acquisition was approximately $1.0 million higher than during the 2009 period. In the 2009 period a contingent property tax accrual of approximately $7.5 million was recorded, offset in part by the effect of $3.6 million related to the settlement of an insurance recovery receivable of legal expenses. This contingent property tax accrual was decreased by approximately $2.1 million during the 2010 period as the result of the benefit provided by an incentive program established by the government which waives accumulated interest, penalties and surcharges.
Life Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2010	2009	2010	2009
Operating revenues:
Premiums earned, net:
Premiums earned	$28.1	$26.2	$82.9	$79.1
Premiums earned ceded	(1.4)	(1.5)	(4.2)	(4.6)

Premiums earned, net	26.7	24.7	78.7	74.5
Net investment income	4.5	4.1	12.9	12.5

Total operating revenues	31.2	28.8	91.6	87.0

Operating costs:
Policy benefits and claims incurred	12.8	12.2	37.1	37.9
Underwriting and other expenses	13.8	12.6	41.4	38.2

Total operating costs	26.6	24.8	78.5	76.1

Operating income	$4.6	$4.0	$13.1	$10.9

Additional data:
Loss ratio	47.9%	49.4%	47.1%	50.9%
Operating expense ratio	51.7%	51.0%	52.6%	51.3%
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Operating Revenues
     Premiums earned, net for the three months ended September 30, 2010 increased by $2.0 million, or 8.1% to $26.7 million when compared to the three months ended the September 30, 2009. Such increase is primarily related to higher sales in the Cancer Protection line of business.
Policy Benefits and Claims Incurred
     Policy benefits and claims incurred for the three months ended September 30, 2010 increased by $0.6 million, or 4.9%, to $12.8 million when compared to the three months ended September 30, 2009, mostly resulting from the higher volume experienced in the Cancer Protection line of business. The loss ratio for the period improved from 49.4% in 2009 to 47.9% in 2010, or 1.5 percentage points. The lower loss ratio is primarily the result of lower death benefits incurred during this period as compared to 2009.

Underwriting and Other Expenses
     Underwriting and other expenses for the three month period ended September 30, 2010 increased $1.2 million, or 9.5%, to $13.8 million when compared to the three months ended September 30, 2009. The increase is mostly related to a higher amortization of deferred policy acquisition costs. The increased operating expenses resulted in a higher operating expense ratio, which increased by 0.7 percentage points from 51.0% in 2009 to 51.7% in 2010.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Operating Revenues
     Premiums earned, net increased by $4.2 million, or 5.6% to $78.7 million during the nine months ended September 30, 2010 primarily as the result of higher sales in the Cancer Protection and Individual Life lines of business, which increased by $2.4 and $1.8 million, respectively.
Policy Benefits and Claims Incurred
     Policy benefits and claims incurred decreased by $0.8 million, or 2.1%, to $37.1 million during the nine months ended September 30, 2010. This decrease is mostly related to a reduction in the change in the liability for future policy benefits when compared to the same period in 2009 resulting from a change in the mix of business subscribed by the segment. As a result of the reduction in policy benefits, the loss ratio improved by 3.8 percentage points, from 50.9% in 2009 to 47.1% in 2010.
Underwriting and Other Expenses
     Operating expenses increased $3.2 million, or 8.4%, to $41.4 million during the nine months ended September 30, 2010. The increase is mostly related to a higher amortization of deferred policy acquisition costs. The higher operating expenses increased the operating expense ratio by 1.3 percentage points, from 51.3% in 2009 to 52.6% in 2010.
Property and Casualty Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2010	2009	2010	2009
Operating revenues:
Premiums earned, net:
Premiums written	$40.7	$40.1	$111.5	$110.8
Premiums ceded	(17.4)	(15.5)	(46.7)	(45.0)
Change in unearned premiums	1.2	(0.2)	10.4	7.2

Premiums earned, net	24.5	24.4	75.2	73.0
Net investment income	2.6	3.0	8.2	8.8

Total operating revenues	27.1	27.4	83.4	81.8

Operating costs:
Claims incurred	11.2	13.7	37.5	36.9
Underwriting and other expenses	13.7	13.5	42.6	40.5

Total operating costs	24.9	27.2	80.1	77.4

Operating income	$2.2	$0.2	$3.3	$4.4

Additional data:
Loss ratio	45.7%	56.1%	49.9%	50.5%
Operating expense ratio	55.9%	55.3%	56.6%	55.5%
Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
Operating Revenues
     Total premiums written during the three months ended September 30, 2010 increased by $0.6 million, or 1.5%, to $40.7 million, mostly resulting from new sales in the Commercial Multi-Peril and General Liability lines of business. The commercial business continues under soft market conditions, thus reducing premium rates and increasing competition for renewals and new business.
     Premiums ceded to reinsurers during the three months ended September 30, 2010 increased by approximately $1.9 million, or 12.3% to $17.4 million. The ratio of premiums ceded to premiums written increased by 3.8 percentage points, from 38.7% in 2009 to 42.5% in 2010, mostly due to an increase in facultative reinsurance cessions, which represented 5.2 percentage points of the increase experienced during 2010. This was partially offset by a decrease in the Commercial and Personal lines quota share treaties of 3.0 and 2.2 percentage points, respectively.
     The change in unearned premiums presented an increase of $1.4 million, to $1.2 million during the three months ended September 30, 2010, primarily as the result of the amortization of premiums written in prior periods.
Claims Incurred
     Claims incurred during the three months ended September 30, 2010 decreased by $2.5 million, or 18.2%, to $11.2 million. The loss ratio decreased by 10.4 percentage points, to 45.7% during the three months ended September 30, 2010 as a result of favorable loss experience in the Commercial Multi-Peril, Commercial Auto and Dwelling and Property Monoline lines of business resulting from lower claim amounts in the claims reported during the current period.
Underwriting and Other Expenses
     Underwriting and other operating expenses for the three months ended September 30, 2010 increased by $0.2 million, or 1.5%, to $13.7 million. The operating expense ratio increased by 0.6 percentage points during the same period, to 55.9% in 2010. This fluctuation is primarily due to an increase of $0.1 million in net commission mostly driven by the higher premium volume during this quarter.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
Operating Revenues
     Total premiums written during the nine-month period ended September 30, 2010 increased by $0.7 million, or 0.6%, to $111.5 million. This fluctuation is primarily due to increases in the General Liability, Personal Auto and Dwelling and Commercial Property Mono-Line lines of business, partially offset by decreases in premiums written in the Medical Malpractice and Commercial Multi-Peril lines of business.
     Premiums ceded to reinsurers during the nine months ended September 30, 2010 increased by approximately $1.7 million, or 3.8%, to $46.7 million. The ratio of premiums ceded to premiums written increased by 1.3 percentage points, from 40.6% in 2009 to 41.9% in 2010. This fluctuation results from higher facultative reinsurance cessions, which represented 1.9 percentage points of the increase experienced during the period. This was partially offset by a decrease in the reinsurance rates for the quota share contracts for commercial and personal property insurance risks by 3.0 and 2.2 percentage points, respectively.
     The change in unearned premiums presented an increase of $3.2 million, to $10.4 million during the nine months ended September 30, 2010, primarily as the result of the result of the lower volume of premiums written when compared to the premiums written during the last six months of the year ended December 31, 2009.
Claims incurred
     Claims incurred during the nine months ended September 30, 2010 increased by $0.6 million, or 1.6%, to $37.5 million. The loss ratio decreased by 0.6 percentage points, to 49.9% during the nine months ended September 30, 2010, primarily due to favorable loss experience in the Dwelling and Property Monoline, the Medical Malpractice and the Personal Auto lines of business.
Underwriting and other expenses
     Underwriting and other operating expenses for the nine months ended September 30, 2010 increased by $2.1 million, or 5.2%, to $42.6 million. This increase is primarily due to higher net commissions by approximately $1.4 million due to a higher amortization of deferred acquisition costs due to the lower volume experienced in the 2010 period. The operating expense ratio increased by 1.1 percentage points, from 55.5% in 2009 to 56.6% in 2010.

Liquidity and Capital Resources
Cash Flows
     A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended
	September 30,
(Dollar amounts in millions)	2010	2009
Sources of cash:
Cash provided by operating activities	$87.0	$66.7
Proceeds from policyholder deposits	7.7	3.7

Total sources of cash	94.7	70.4

Uses of cash:
Net purchases of investment securities	(59.4)	(6.8)
Capital expenditures	(13.7)	(14.7)
Repurchase and retirement of common stock	—	(22.0)
Payments of long-term borrowings	(1.2)	(1.2)
Surrenders of policyholder deposits	(7.6)	(4.9)
Other	(2.5)	(12.2)

Total uses of cash	(84.4)	(61.8)

Net increase in cash and cash equivalents	$10.3	$8.6

     Cash flow from operating activities increased by $20.3 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, principally due to the effect of an increase in premiums collected of $81.8 and a decrease in income taxes paid of $13.6. These fluctuations were offset in part by an increase in claims paid of $59.8 million and an increase in cash paid to suppliers and employees of $4.4 million. The increase in claims paid and in premiums collected is primarily the result of higher volume in our Managed Care segment, mainly in the member months enrollment of the Commercial business.
     Net acquisition of investment securities increased by $52.6 million during the nine months ended September 30, 2010, when compared to same period the prior year primarily as the result of the purchase of investments classified as available-for-sale with cash generated from operations.
     The decrease in the other uses of cash of $9.7 million is attributed to changes in the amount of outstanding checks over bank balances in the 2010 period.
     On December 8, 2008 we announced the immediate commencement of a $40.0 million share repurchase program. We paid approximately $22.0 million under the stock repurchase program during the nine months ended September 30, 2009. This share repurchase program was completed in December 1, 2009.
Share Repurchase Program
     On September 29, 2010, we announced the immediate commencement of a $30.0 million share repurchase program. The program will be conducted using available cash through open-market purchases and privately-negotiated transactions of Class B shares only, in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended September 30, 2010 we repurchased and retired 24,400 shares at an average per share price of $16.61, for an aggregate cost of $0.4 million. At September 30, 2010 these shares repurchases remained unsettled and were included within the accounts payable and accrued liabilities in the accompanying consolidated balance sheet.
Financing and Financing Capacity
     We have several short-term facilities available to address timing differences between cash receipts and disbursements. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of September 30, 2010, we had $110.0 million of available credit under these facilities.
     As of September 30, 2010, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes). During September 2010, we entered into an agreement to purchase $25.0 million of this note on October 1, 2010. For additional information refer to note 7 of the unaudited consolidated financial statements.

•	On September 30, 2004, we issued and sold $50.0 million of our 6.3% senior unsecured notes due September 2019 (the 6.3% notes).
     The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain non-financial covenants. At September 30, 2010, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
     In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million. As of September 30, 2010, this secured loan had an outstanding balance of $21.4 million and average annual interest rate of 1.37%.
     This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of September 30, 2010 we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the secured loan’s outstanding balance.
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

     Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2010, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.
     There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.
Changes in Internal Controls Over Financial Reporting
     No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     The following table presents information related to our repurchases of common stock for the period indicated:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
(Dollar amounts in millions, except	Shares	Price Paid	Announced	Under the
per share data)	Purchased	per Share	Programs[1]	Programs
September 1, 2010 to September 30, 2010	24,400	$16.61	24,400	$29.6

[1]	On September 29, 2010, the Board of Directors authorized the immediate commencement of a $30.0 million share repurchase program of Class B shares only.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
     Not applicable.

Item 6. Exhibits

Exhibits	Description
Exhibit 3(ii)	Amended and Restated Bylaws of Triple-S Management Corporation (incorporated herein by reference to Exhibit 3.1 to TSM’s Current Report on Form 8-K filed on June 11, 2010 (File No. 001-33865)).

Exhibit 10.1	Extension to the agreement between the Puerto Rico Health Insurance Administration and TSS for the provision of health insurance coverage to eligible population in the North and South-West Regions until June 30, 2010 (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33865)).

Exhibit 10.2	Extension to the agreement between the Puerto Rico Health Insurance Administration and TSS to act as third party administrator in the Metro-North Region until September 30, 2010 (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33865)).

Exhibit 10.3	Extension to the agreement between the Puerto Rico Health Insurance Administration and TSS for the provision of health insurance coverage to eligible population in the North and South-West Regions until September 30, 2010 (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33865)).

Exhibit 10.4*	Amendment to the Medicare Platino Contract (Medicare Wraparound) between the Puerto Rico Health Insurance Administration and TSS for the provision of wraparound coverage to health insurance dual-eligible population until December 31, 2011.

11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended September 30, 2010 and 2009 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.
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

Triple-S Management Corporation Registrant
Date: November 9, 2010	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ Juan J. Román
Juan J. Román, CPA
Vice President of Finance and Chief Financial Officer Principal Accounting Officer