Form 10-K
period 2010-12-31
TRIPLE-S MANAGEMENT CORP
filed 2011-03-09
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
     As of February 14, 2011, the registrant had 9,042,809 of its Class A common stock outstanding and 19,736,720 of its Class B common stock outstanding.
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (assuming solely for the purposes of this calculation that all directors and executive officers of the registrant are “affiliates”) as of June 30, 2010 was approximately $373,047,753 for the Class B common stock (the only stock of the registrant that trades in a public market) and $9,042,809 for the Class A common stock (valued at its par value of $1.00 since it is not publicly traded).
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 29, 2011 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Triple-S Management Corporation
FORM 10-K
For The Fiscal Year Ended December 31, 2010

Part I
Item 1. Business
General Description of Business and Recent Developments
     Triple-S Management Corporation (“Triple-S”, “TSM”, the “Company”, the “Corporation”, “we”, “us” or “our”) is one of the leading managed care companies in Puerto Rico, serving approximately 789,000 members across all regions, and holds a leading market position covering approximately 21.2% of the population. We have the exclusive right to use the Blue Cross and Blue Shield (“BCBS”) names and marks throughout Puerto Rico and the U.S. Virgin Islands and over 50 years of experience in the managed care industry. We offer a broad portfolio of managed care and related products in the commercial and Medicare markets. Until September 30, 2010 we provided managed care services to the Puerto Rico Health Insurance Plan (similar to Medicaid) (“HIP” or “Medicaid”). Our HIP contracts expired by their own terms on September 30, 2010; thus, since October 1st, 2010 we no longer provide services to Medicaid enrollees.
     We serve a wide range of customer segments — from corporate accounts, federal and local government employees and individuals to Medicare recipients — with a wide range of managed care products. We market our managed care products through an extensive network of independent agents and brokers located throughout Puerto Rico as well as an internal salaried sales force.
     We also offer complementary products and services, including life insurance, accident and disability insurance and property and casualty insurance. We are the leading provider of life insurance policies in Puerto Rico.
     Substantially all premiums generated by our insurance subsidiaries are from customers within Puerto Rico. In addition, all of our long-lived assets, other than financial instruments, including deferred policy acquisition costs and value of business acquired and the deferred tax assets, are located within Puerto Rico.
     On February 7, 2011, TSM announced that Triple-S Salud, Inc. (“TSS”), our managed care subsidiary, completed the acquisition of 100% of the outstanding capital stock of Socios Mayores en Salud Holdings, Inc. (“SMSH”), the ultimate parent company of American Health, Inc. (“AHI”), a provider of Medicare Advantage services to over 40,000 dual and non-dual eligible members in Puerto Rico. The cost of this acquisition was approximately $83 million, funded with unrestricted cash. For the twelve months ended December 31, 2010 AHI reported unaudited premium revenue of approximately $380 million. The results of operations and financial condition of the Corporation included in this Annual Report on Form 10-K do not reflect the acquisition or operations of SMSH. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, as of this date it is not possible to determine the allocation of the purchase price to the net assets acquired.
     On September 29, 2010, we announced the immediate commencement of a $30.0 million share repurchase program, as authorized by our Board of Directors. This program is being conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.
     In this Annual Report on Form 10-K, references to “shares” or “common stock” refer collectively to our Class A and Class B common stock, unless the context indicates otherwise. All share and per share amounts in this Annual Report on Form 10-K have been restated to reflect the 3,000-for-one common stock split effected by us on May 1, 2007.
Industry Overview
Managed Care
     In response to an increasing focus on health care costs by employers, the government and consumers, there has been a growth in alternatives to traditional indemnity health insurance, such as Health Maintenance Organizations (“HMOs”) and Preferred Provider Organizations (“PPOs”). Through the introduction of these alternatives the managed care industry has attempted to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care to plan members at favorable rates. These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of certain outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system. In addition, providers may have incentives to achieve certain quality measures or may share medical cost risk. Members generally pay co-payments, coinsurance and deductibles when they receive services. While the distinctions between the various types of plans have lessened over recent years, PPO products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization. An HMO plan may also require members to select one of the network primary care physicians to coordinate their care and approve any specialist or other services.
     The government of the United States of America (the “U.S. government” or “federal government”) provides hospital and medical insurance benefits to eligible people aged 65 and over as well as certain other qualified persons through the Medicare program, including the Medicare Advantage program. The federal government also offers prescription drug benefits to Medicare eligibles, both as part of the Medicare Advantage program and on a stand-alone basis, pursuant to Medicare Part D (also referred to as “PDP stand-alone product” or “PDP”). In addition, the government of the Commonwealth of Puerto Rico (the “government of Puerto Rico”) provides managed care coverage to the medically indigent population of Puerto Rico.
     Recently we have noticed that economic factors and greater consumer awareness have resulted in (a) the increasing popularity of products that offer larger, more extensive networks, more member choice related to coverage, physicians and hospitals, greater access to preventive care and wellness programs, and a desire for greater flexibility for customers to assume larger deductibles and co-payments in return for lower premiums and (b) products with lower benefits and a narrower network in exchange for lower premiums. We believe we are well positioned to respond to these market preferences due to the breadth and flexibility of our product offering and size of our provider networks.
     We are licensed by Blue Cross and Blue Shield Association (“BCBSA”) to use the “Blue Cross Blue Shield” name and mark in Puerto Rico and the U.S. Virgin Islands. The BCBSA had 39 independent licensees as of December 31, 2010. BCBS membership stood at 97.6 million members at September 30, 2010, which represents 31.4% of the U.S. population. The BCBS plans work cooperatively in a number of ways that create significant market advantages, especially when competing for very large, multi-state employer groups. For example, all BCBS plans participate in the BlueCard program, which effectively creates a national “Blue” network. Each plan is able to take advantage of other BCBS plans’ broad provider networks and negotiated provider reimbursement rates where a member covered by a policy in one state or territory lives or travels outside such state or territory. The BlueCard program is a source of revenue for TSS from services provided in Puerto Rico to individuals who are customers of other BCBS plans and also provides us a significant network in the U.S, creating a significant competitive advantage for us because Puerto Ricans frequently travel to the continental United States.
Life Insurance
     Total annual premiums in Puerto Rico for the nine months ended September 30, 2010 for the life insurance market approximated $1.1 billion. The main products in this market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities. The main distribution channels are independent agents. In recent years banks have established general agencies to cross sell many life insurance products, such as term life and credit life.
Property and Casualty Insurance Segment
     The total property and casualty market in Puerto Rico in terms of gross premiums written as of September 30, 2010 was approximately $1.4 billion. Property and casualty insurance companies compete for the same accounts through aggressive pricing, more favorable policy terms and better quality of services. The main lines of business in Puerto Rico are personal and commercial auto, commercial multi peril, fire and allied lines and other general liabilities. Approximately 69% of the market is written by the top six companies in terms of market share, and approximately 88% of the market is written by companies incorporated under the laws of, and which operate principally in Puerto Rico.
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

Factors contributing to this expansion include government-sponsored economic developments programs, increases in the level of federal transfer payments, and the relatively low cost of borrowing. In some years, these factors were aided by a significant rise in the construction investment driven by infrastructure projects, private investment, primarily in housing, and relatively low oil prices. Nevertheless, the significant oil price increases during the past five years, the continuous contraction of the manufacturing sector, and budgetary pressures on government finances have triggered a general contraction in the economy. Puerto Rico’s economy is currently in a recession that began in the fourth quarter of fiscal year 2006, during which the real gross national product grew by only 0.5%. For fiscal years 2007 and 2008, the real gross national product contracted by 1.2% and 2.8%, respectively. For fiscal year 2009, the real gross national product also contracted by 3.7%. In March 2010, the Puerto Rico Planning Board (the “Planning Board”) announced that it was projecting a contraction of 3.6% in real gross national product for fiscal year 2010 and an increase of 0.4% in real gross national product for fiscal year 2011. The forecast for fiscal year 2011 took into account the estimated effect of the projected growth of the U.S. economy, tourism activity, personal consumption expenditures, U.S. federal government stimulus package, and the acceleration of investment in construction due to the government of Puerto Rico’s local stimulus package and the establishment of public-private partnerships.
     Personal income, both aggregate and per capita, has increased consistently each fiscal year from 1947 to 2009. In fiscal year 2009, aggregate personal income was $59.0 billion and personal income per capita was $14,905. During the first ten months of fiscal year 2010, total employment averaged 1,106,600, a decline of 5.9% with respect to the same period of the prior year; and the unemployment rate averaged 15.9%.
     The economy of Puerto Rico is closely linked to that of the continental United States, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies and results of the U.S. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years economic growth in Puerto Rico has lagged behind growth in the United States.
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
     On March 12, 2009, the government of Puerto Rico approved various temporary revenue raising measures, including a modification to the alternative minimum tax on corporations that limits deductions for expenses incurred outside Puerto Rico and a 5% surcharge on corporations, including insurance companies. The government of Puerto Rico has developed a comprehensive long-term economic development plan aimed at improving overall competitiveness and business environment and increasing private-sector participation in the economy. As part of this plan, the permitting and licensing process was modernize to provide for a leaner and more efficient process that fosters economic development. Furthermore, the government proposes to (i) strengthen the labor market and encourage greater labor-force participation by bringing out-of-date labor laws and regulations in line with U.S. and international standards, (ii) adopt a new energy policy that seeks to lower energy costs and reduce energy-price volatility by reducing Puerto Rico’s dependence on fuel oil and the promotion of diverse, renewable-energy technologies, and (iii) adopt a comprehensive tax reform in two phases. The first phase of the tax reform was enacted in the last quarter of 2010 and was mostly related to reducing the income tax burden to individuals. For 2010 only, corporations received an income tax credit amounting to 7% of the tax determined, defined as the tax liability less certain credits. The second phase of the reform, which was approved on January 31, 2011, provides for the reduction of the maximum corporate income tax rate from 40.95% to approximately 30% including the elimination of the above mentioned 5% surcharge on corporations, as well as adding several tax credits and deductions, among other tax reliefs and changes.
     In addition, to further stimulate economic development the government of Puerto Rico enacted an act establishing a clear public policy and legal framework for public-private partnerships to finance and develop infrastructure projects and operate and manage certain public assets. See “Item 1A. Risk Factors—Risks Related to Our Business—The geographic concentration of our business in Puerto Rico may subject us to economic downturns in the region.”

Products and Services
     Managed Care
     Through our subsidiary TSS, we offer a broad range of managed care products, including HMOs, PPOs, Medicare Supplement, Medicare Advantage and Medicare Part D. Managed care products represented approximately 89% of our consolidated premiums earned, net for the years ended December 31, 2010, 2009 and 2008. We design our products to meet the needs and objectives of a wide range of customers, including employers, individuals and government entities. Our customers either contract with us to assume underwriting risk or they self-fund underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services. Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members’ access to providers is subject to referral or preauthorization requirements.
     Managed care generally refers to a method of integrating the financing and delivery of health care within a system that manages the cost, accessibility and quality of care. Managed care products can be further differentiated by the types of provider networks offered, the ability to use providers outside such networks and the scope of the medical management and quality assurance programs. Our members receive medical care from our networks of providers in exchange for premiums paid by the individuals or their employers, including governmental entities, and, in some instances, a cost-sharing payment between the employer and the member. We reimburse network providers according to pre-established fee arrangements and other contractual agreements.
     We currently offer the following managed care plans:
     Health Maintenance Organization (“HMO”). We offer HMO plans that provide members with health care coverage for a fixed monthly premium in addition to applicable member co-payments. Health care services can include emergency care, inpatient hospital and physician care, outpatient medical services and supplemental services such as dental, vision, behavioral and prescription drugs, among others. Members must select a primary care physician within the network to provide and assist in managing care, including referrals to specialists.
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
     Medicare Supplement. We offer Medicare Supplement products, which provide supplemental coverage for many of the medical expenses that the Medicare Parts A and B programs do not cover, such as deductibles, coinsurance and specified losses that exceed this program’s maximum benefits.
     Prescription Drug Benefit Plans. Every Medicare beneficiary must be given the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government. We are required to offer a Medicare Part D prescription drug plan to our enrollees in every area in which we operate. We offer prescription drug benefits under Medicare Part D in our Medicare Advantage plans as well as on a stand-alone basis. We also offer a Drug Discount Card for local government employees and individuals. The Drug Discount Card program is not insurance, but rather provides access to discounts from contracted pharmacies. As of December 31, 2010, we had enrolled approximately 26,000 members in the Drug Discount Card program. We plan to continue extending the program to members in group plans without drug coverage during 2011.

     Administrative Services Only. In addition to our fully insured plans, we also offer our PPO products on a self-funded or ASO basis, under which we provide claims processing and other administrative services to employers. Employers choosing to purchase our products on an ASO basis fund their own claims but their employees are able to access our provider network at our negotiated discounted rates. We administer the payment of claims to the providers but we do not bear any insurance risk in connection with claims costs because we are reimbursed in full by the employer, thus we are only subject to credit risk in this business. For certain self-funded plans, we provide stop loss insurance pursuant to which we assume some of the medical risk for a premium. The administrative fee charged to self-funded groups is generally based on the size of the group and the scope of services provided.
Life Insurance
     We offer a wide variety of life, accident, disability and health and annuity products in Puerto Rico through our subsidiary Triple-S Vida, Inc. (“TSV”). Life insurance premiums represented approximately 6% of our consolidated premiums earned, net for the years ended December 31, 2010, 2009 and 2008. TSV markets in-home service life and supplemental health products through a network of company-employed agents. Ordinary life, cancer and dreaded diseases (“Cancer” line of business), and pre-need life products are marketed through independent agents. TSV is the leading distributor of life products in Puerto Rico. We are the principal home service company in Puerto Rico and offer guaranteed issue, funeral and cancer policies to the lower and middle income market segments directly to people in their homes. We also market our group life and disability coverages through our managed care subsidiary’s network of exclusive agents.
Property and Casualty Insurance
     We offer a wide range of property and casualty insurance products through our subsidiary Triple-S Propiedad, Inc. (“TSP”). Property and casualty insurance premiums represented approximately 5% of our consolidated premiums earned, net for the years ended December 31, 2010, 2009 and 2008. Our predominant lines of business are commercial multi-peril, commercial property mono-line, auto physical damage, auto liability and dwelling policies. This segment’s commercial lines target small to medium size accounts. We generate a majority of our dwelling business through our strong relationships with financial institutions.
     Due to our geographical location, property and casualty insurance operations in Puerto Rico are subject to natural catastrophic activity, in particular hurricanes and earthquakes. As a result, local insurers, including ourselves, rely on the international reinsurance market. The property and casualty insurance market is affected by the cost of reinsurance, which varies with the catastrophic experience.
     We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe. Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound. Practically all our reinsurers have an A.M. Best rating of ''A-’’ or better, or an equivalent rating from other rating agencies. During the year ended December 31, 2010, 40.0% of the premiums written in the property and casualty insurance segment were ceded to reinsurers. Although these reinsurance arrangements do not relieve us of our direct obligations to our insureds, we believe that the risk of our reinsurers not paying balances due to us is low.
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
Branding and Marketing
     Our branding and marketing efforts include “brand advertising”, which focuses on the Triple-S name and the Blue Cross Blue Shield mark, “acquisition marketing”, which focuses on attracting new customers, and “institutional advertising”, which focuses on our overall corporate image. We believe that the strongest element of our brand identity is the “Triple-S” name. We seek to leverage what we believe to be the high name recognition and comfort level that many existing and potential customers associate with this brand. Acquisition marketing consists of business-to-business marketing efforts which are used to generate leads for brokers and our sales force as well as direct-to-consumer marketing efforts which are used to add new customers to our direct pay businesses. Institutional advertising is used to promote key corporate interests and overall company image. We believe these efforts support and further our competitive brand advantage. We will continue to utilize the Triple-S name and the Blue Cross Blue Shield mark for all managed care products and services in Puerto Rico and the U.S. Virgin Islands, except for Medicare Advantage products and services offered through our recently acquired subsidiary, AHI, which will continue using its own name and will not carry the BCBS mark.
Sales and Marketing
     We employ a wide variety of sales and marketing activities. Such activities are closely regulated by the Centers for Medicare and Medicaid Services (CMS) of the U.S. Department of Health and Human Services (“HHS”) and other government of Puerto Rico agencies. For example, our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and they often impose other regulatory restrictions on our marketing activities.
Distribution
     Managed Care Segment. We rely principally on our internal sales force and a network of independent brokers and agents to market our products. Individual policies and Medicare Advantage products are sold entirely through independent agents who exclusively sell our individual products, and group products are sold through our 65 person internal sales force as well as our approximately 168 independent brokers and agents. We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned.
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
     Life Insurance Segment. In our life insurance segment, we offer our insurance products through our own network of both company-employed and independent agents, as well as group life and disability insurance coverage through our managed care network of agents. We place a majority of our premiums (56% and 57% during the years ended December 31, 2010 and 2009, respectively) through direct selling to customers in their homes. TSV employs approximately 600 full-time active agents and managers and utilizes approximately 800 independent agents and brokers. For individual policies, we advance first year commissions upon issuance and for group policies, we pay commissions on a monthly basis based on premiums received. In addition, TSV has over 400 agents that are licensed to sell certain of our managed care products.
     Property and Casualty Insurance Segment. In our property and casualty insurance segment, business is exclusively subscribed through approximately 17 general agencies, including our insurance agency, Triple-S Insurance Agency, Inc. (“TSIA”), where business is placed by independent insurance agents and brokers. During the years ended December 31, 2010, 2009 and 2008 TSIA placed approximately 49%, 47% and 45% of TSP’s total premium volume, respectively. The general agencies contracted by TSP remit premiums net of their respective commission.
Customers
Managed Care
     We offer our products in the managed care segment to two distinct market sectors in Puerto Rico. The following table sets forth enrollment information with respect to each sector at December 31, 2010:

	Enrollment at
Market Sector	December 31, 2010	Percentage of Total Enrollment
Commercial	725,328	91.9%
Medicare	63,553	8.1

Total	788,881	100.0%

Commercial Sector
     The commercial accounts sector includes corporate accounts, federal government employees, individual accounts, local government employees, and Medicare Supplement.
     Corporate Accounts. Corporate accounts consist of small (2 to 50 employees) and large employers (over 50 employees). Employer groups may choose various funding options ranging from fully-insured to self-funded financial arrangements or a combination of both. While self-funded clients participate in our managed care networks, the clients bear the claims risk, except to the extent they maintain stop loss coverage.
     Federal Government Employees. For more than 40 years, we have maintained our leadership in providing managed care services to federal government employees in Puerto Rico. We provide our services to these employees under the Federal Employees Health Benefits Program pursuant to a direct contract with the United States Office of Personnel Management (“OPM”). We are one of two companies in Puerto Rico that has such a contract with OPM. Every year, OPM allows other insurance companies to compete for this business, provided such companies comply with the applicable requirements for service providers. This contract is subject to termination in the event of noncompliance not corrected to the satisfaction of OPM.
     Individual Accounts. We provide managed care services to individuals and their dependent family members who contract these services directly with us though our network of independent brokers. We provide individual and family contracts.
     Local Government Employees. We provide managed care services to the local government employees of Puerto Rico through a government-sponsored program whereby TSS assumes the risk of both medical and administrative costs for its members in return for a monthly premium. The government qualifies on an annual basis the managed care companies that participate in this program and sets the coverage, including benefits, co-payments and amount to be contributed by the government. Employees then select from one of the authorized companies and pays for the difference between the premium of the selected carrier and the amount contributed by the government.
     Medicare Supplement. We offer Medicare Supplement products, which provide supplemental coverage for many of the medical expenses that the Medicare Parts A and B programs do not cover, such as deductibles, coinsurance and specified losses that exceed the federal program’s maximum benefits.
Medicare Advantage Sector
     Medicare is a federal program administered by CMS that provides a variety of hospital and medical insurance benefits to eligible persons aged 65 and over as well as to certain other qualified persons. Medicare, with the approval of the Medicare Modernization Act, started promoting a managed care organizations (“MCO”) sponsored Medicare product that offers benefits similar to or better than the traditional Medicare product, but where the risk is assumed by the MCOs. This program is called Medicare Advantage. We entered into the Medicare Advantage market in 2005 and have contracts with CMS to provide extended Medicare coverage to Medicare beneficiaries under our Medicare Optimo, Medicare Selecto and Medicare Platino policies. Under these annual contracts, CMS pays us a set premium rate based on membership that is risk adjusted for health status. Depending on the total benefits offered, for certain of our Medicare Advantage products the member will also be required to pay a premium.
     Our Medicare Selecto and Medicare Platino policies target the sector of the population eligible for both Medicare and Medicaid, or dual-eligible beneficiaries. The government of Puerto Rico has implemented a plan to allow dual-eligibles enrolled in Medicaid to move to a Medicare Advantage plan under which the government, rather than the insured, will assume all of the premiums for additional benefits not included in the Medicare Advantage programs, such as deductibles and co-payments of prescription drug benefits.
     Medicare also provides a prescription drug program (“Medicare Part D”). Medicare beneficiaries are given the opportunity to select a Medicare Part D prescription drug plan provided by MCOs or other Part D sponsors. Our Medicare Advantage policies offer Medicare Part D coverage to our members throughout our service area. We also offer a stand-alone Medicare Part D prescription drug benefits product known as FarmaMed.

Life Insurance
     Our life and health insurance customers consist primarily of individuals, who hold approximately 465,000 policies, and we insure approximately 1,400 groups.
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
Underwriting and Pricing
Managed Care
     We strive to maintain our market leadership by trying to provide all of our managed care members with the best health care coverage at reasonable cost. We believe that disciplined underwriting and appropriate pricing are core strengths of our business and important competitive advantages. We continually review our underwriting and pricing guidelines on a product-by-product and customer group-by-group basis to maintain competitive rates in terms of both price and scope of benefits. Pricing is based on the overall risk level and the estimated administrative expenses attributable to each particular segment.
     Our claims database enables us to establish rates based on each renewing group claims experience, which provides us with important insights about the risks in our service areas. We tightly manage the overall rating process and have processes in place to ensure that underwriting decisions are made by properly qualified personnel. In addition, we have developed and implemented a utilization review and fraud and abuse prevention program.
     We have been able to maintain relatively high retention rates, which is the percentage of existing business retained in the renewal process, in the corporate accounts sector of our managed care business and since 2003 have maintained our market share in that sector. The retention rate in our corporate accounts has been 95% or above in each of the last five years.
     Our managed care rates are set prospectively, meaning that a fixed premium rate is determined at the beginning of each contract year and revised at renewal. We renegotiate the premiums of different groups in the corporate accounts subsector as their existing annual contracts become due. We set rates for individual contracts based on the most recent semi-annual claims data. We consider the actual claims trend of each group when determining the premium rates for the following contract year. Rates in the Medicare sector and for federal and local government employees are generally set on an annual basis through negotiations with the U.S. federal and Puerto Rico governments, as applicable.
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
Property and Casualty Insurance
     The property and casualty insurance sector is experiencing a soft market in Puerto Rico, principally as a result of economic conditions. Lower reinsurance costs have also contributed to soft market conditions. Notwithstanding these conditions, our property and casualty segment has maintained its leadership position in the property insurance sector by following prudent underwriting and pricing practices.
     Our core business is comprised of small and medium-sized accounts. We have been able to maintain a stable volume of business as the result of attentive risk assessment and strict adherence to underwriting guidelines, combined with maintenance of competitive rates on above-par risks designed to maintain a relatively high retention ratio. Underwriting strategies and practices are closely monitored by senior management and constantly updated based on market trends, risk assessment results and loss experience. Commercial risks in particular are fully reviewed by our underwriters.
Quality Initiatives and Medical Management
     We utilize a broad range of focused traditional cost containment and advanced care management processes across various product lines. We continue to enhance our management strategies, which seek to control claims costs while striving to fulfill the needs of highly informed and demanding managed care consumers. One of these strategies is the reinforcement of population and case management programs, which empower consumers by educating them and engaging them in actively maintaining or improving their own health. Early identification of patients and inter-program referrals are the focus of these programs, which allow us to provide integrated service to our customers based on their specific conditions. The population management programs include programs that target asthma, congestive heart failure, hypertension, diabetes, and a prenatal program that focuses on preventing prenatal complications and promoting adequate nutrition. We developed a medication therapy management program aimed at plan members who are identified as having high drug utilization and unrelated diagnostics. We commenced this program in 2010 and expect to fully deploy the program to all our groups during 2011. In addition, we have a contract with McKesson Health Solutions (“McKesson”) pursuant to which they provide to our members a 24-hour telephone-based triage program and health information services. McKesson also provides utilization management services for our Medicare sector. We intend to maximize utilization of population and case management programs among our insured populations and expand the medication therapy management program to the Commercial sector. Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as an employee assistance program and the promotion of evidence-based protocols and patient safety programs among our providers. We also employ registered nurses and social workers to manage individual cases and coordinate healthcare services. We reviewed our hospital concurrent review program, the goal of which is to monitor the appropriateness of high admission rate diagnoses and unnecessary stays. To expand the scope of the revision, we established a phone based review for low admissions hospitals, which freed resources to cover the biggest hospitals and allowed the onsite nurses to participate in the patient discharge planning, referral to programs, the quality of the services, including the occurrence of never events. As part of the cost containment measures we have preauthorization services for certain procedures and the mandatory validation of member eligibility prior to accessing services. In addition, we provide a variety of services and programs for the acute, chronic and complex populations. These services and programs seek to enhance quality at physicians’ premises, thus reducing emergency care and hospitalizations. We promote the use of a formulary for accessing medications, encouraging the use of generic drugs in the three-tier formulary, which offers three co-payment levels.
     We have also established an exclusive pharmacy network with higher discounted rates than our broader network. In addition, through arrangements with our pharmacy benefits manager, we are able to obtain discounts and rebates on certain medications based on formulary listing and market share.
     We have designed a comprehensive Quality Improvement Program (“QIP”). This program is designed with a strong emphasis on continuous improvement of clinical and service indicators, such as Health Employment Data Information Set (“HEDIS”) and Consumer Assessment of Healthcare Providers and Systems (“CAHPS”) measures. Our QIP also includes a Physician Incentive Program (“PIP”) and a Hospital Quality Incentive Program (“HQIP”), which are directed to support corporate quality initiatives, utilizing clinical and benchmark criteria developed by governmental agencies and professional organizations. The PIP encourages the participation of members in chronic care improvement programs and the achievement of specific clinical outcomes. The HQIP encourages participating hospitals to achieve the national benchmarks related to the five core measures established by CMS and the Joint Commission.
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

     In addition, we selected Quality Care Solutions, Inc. (QCSI) to implement a new core business application for our managed care segment. QCSI was subsequently acquired by The Trizetto Company. In the second quarter of 2010, our Managed Care segment began transitioning to the new electronic data processing system. This transition will continue into the third quarter of 2011, when we expect to complete the full migration. Total external costs for the entire project are expected to amount approximately $55.0 million.
     This new core business application is intended to provide functionality and flexibility to allow us to offer new services and products and facilitate the integration of future acquisitions. It also designed to improve customer service, enhance claims processing and contain operational expenses.
Provider Arrangements
     Approximately 98% of member services are provided through one of our contracted provider networks and the remainder are provided by out-of-network providers. Our relationships with managed care providers, physicians, hospitals, other facilities and ancillary managed care providers are guided by standards established by applicable regulatory authorities for network development, reimbursement and contract methodologies. As of December 31, 2010, we had provider contracts with approximately 5,400 primary care physicians, 3,700 specialists and 60 hospitals.
     We contract with our managed care providers in different forms, including capitation-based reimbursement. For certain ancillary services, such as behavioral health services and primary care services in our Medicare Optimo product, we generally enter into capitation arrangements with entities that offer broad based services through their own contracts with providers. We attempt to provide market-based reimbursement along industry standards. We seek to ensure that providers in our networks are paid in a timely manner, and we provide means and procedures for claims adjustments and dispute resolution. We also provide a dedicated service center for our providers. We seek to maintain broad provider networks to ensure member choice while implementing effective management programs designed to improve the quality of care received by our members.
     We promote the use of electronic claims billing by our providers. Approximately 93% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or rate at which a claim is approved for payment when first processed by our system without human intervention, for provider claims has averaged 86% and 85% in 2010 and 2009, respectively.
     We believe that physicians and other providers primarily consider member volume, reimbursement rates, timeliness of reimbursement and administrative service capabilities along with the “non-hassle” factor, or reduction of non-value adding administrative tasks, when deciding whether to contract with a managed care plan. As a result of our established position in the Puerto Rican market, the strength of the Triple-S name and our association with the BCBSA, we believe we have strong relationships with hospital and provider networks leading to a strong competitive position in terms of hospital count, number of providers and number of in-network specialists.
     Hospitals. We generally contract for hospital services to be paid on an all-inclusive per diem basis, which includes all services necessary during a hospital stay. Negotiated rates vary among hospitals based on the complexity of services provided. We annually evaluate these rates and revise them, if appropriate.
     Physicians. Fee-for-service is our predominant reimbursement methodology for physicians in our PPO products and services referred by the independent practice associations (“IPAs”) under capitation agreements. Our physician rate schedules applicable to services provided by in-network physicians are pegged to a resource-based relative value system fee schedule and then adjusted for competitive rates in the market. This structure is similar to reimbursement methodologies developed and used by the Medicare program and other major payers. Payments to physicians under the Medicare Advantage program are based on Medicare fees. For certain of our Medicare products we contract with IPAs in the form of capitation-based reimbursement for certain risks. We have a network of IPAs that provide managed care services to our members in exchange for a capitation fee. The IPAs assume the costs of certain primary care services provided and referred by their primary care physicians (“PCPs”), including procedures and in-patient services not related to risks assumed by us.
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
     Competitors in the managed care segment include national and local managed care plans. At December 31, 2010 we have approximately 789,000 members enrolled in our managed care segment, representing approximately 21.2% of the population of Puerto Rico. Our market share in terms of premiums written in Puerto Rico was estimated at approximately 19% for the nine-month period ended September 30, 2010. We offer a variety of managed care products, and are the leader by market share in almost every sector, as measured by the share of premiums written. Our main competitors are Medical Card Systems Inc., Aveta Inc. (or MMM Healthcare), and Humana Inc.
Life Insurance
     We are one of the leading providers of life insurance products in Puerto Rico. In the nine-month period ended September 30, 2010, we were the largest life insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 8%. We are the only life insurance company that distributes our products through home service. However, we face competition in each of our product lines. In the life insurance sector, excluding annuities, we were the largest company with a market share of approximately 19%, and our main competitors are Cooperativa de Seguros de Vida de Puerto Rico, AXA Equitable Life and National Life Insurance Co.. In the cancer sector, we were the second largest company with a market share of approximately 18%, and our main competitors are AFLAC (sector leader) and Trans-Oceanic Life Insurance Company.
Property & Casualty Insurance
     The property and casualty insurance market in Puerto Rico is extremely competitive. In addition, soft market conditions have prevailed in Puerto Rico. In the local market, such conditions mostly affected commercial risks, precluding rate increases and even provoking lower premiums on both renewals and new business. Property and casualty insurance companies tend to compete for the same accounts through price, policy terms and quality of services. We compete by reasonably pricing our products and providing efficient services to producers, agents and clients.
     In the nine-month period ended September 30, 2010, we were the fifth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 8%. Our nearest competitor in the property and casualty insurance market in Puerto Rico was Chartis Insurance Company of Puerto Rico (formerly American International Insurance Company of Puerto Rico). The market leaders in the property and casualty insurance market in Puerto Rico were Universal Insurance Group, MAPFRE Corporation, and Cooperativa de Seguros Múltiples de Puerto Rico.
Blue Cross and Blue Shield License
     We have the exclusive right to use the BCBS name and mark for the sale, marketing and administration of managed care plans and related services in Puerto Rico and the U.S. Virgin Islands. We believe that the BCBS name and mark are valuable brands of our products and services in the marketplace. The license agreements, which have a perpetual term (but which are subject to termination under circumstances described below), contain certain requirements and restrictions regarding our operations and our use of the BCBS name and mark.
     Upon the occurrence of any event causing the termination of our license agreements, we would cease to have the right to use the BCBS name and mark in Puerto Rico and the U.S. Virgin Islands. We also would no longer have access to the BCBSA networks of providers and BlueCard Program. We would expect to lose a significant portion of our membership if we lose these licenses. Loss of these licenses could significantly harm our ability to compete in our markets and could require payment of a significant fee to the BCBSA. Furthermore, if our licenses were terminated, the BCBSA would be free to issue a new license to use the BCBS name and marks in Puerto Rico and the U.S. Virgin Islands to another entity, which could have a material adverse affect on our business, financial condition and results of operations. See ''Item 1A. Risk Factors—Risks Related to Our Business — The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial condition and results of operations.’’
Events which could result in termination of our license agreements include, but are not limited to:

•	failure to maintain our total adjusted capital at or above 200% of Health Risk-Based Capital Authorized Control Level, as defined by the National Association of Insurance Commissioners (“NAIC”) Risk Based Capital (“RBC”) Model Act;

•	failure to maintain liquidity of greater than one month of underwritten claims and administrative expenses, as defined by the BCBSA, for two consecutive quarters;

•	failure to satisfy state-mandated statutory net worth requirements;

•	impending financial insolvency; and

•	a change of control not otherwise approved by the BCBSA or a violation of the BCBSA voting and ownership limitations on our capital stock.
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
     As required by our BCBS license agreements, our articles of incorporation prohibit any institutional investor from owning 10% or more of our voting power, any person that is not an institutional investor from owning 5% or more of our voting power, and any person from beneficially owning shares of our common stock or other equity securities, or a combination thereof, representing a 20% or more ownership interest in us. To the extent that a person, including an institutional investor, acquires shares in excess of these limits, our articles provide that we will have the power to take certain actions, including refusing to give effect to a transfer or instituting proceedings to enjoin or rescind a transfer, in order to avoid a violation of the ownership limitation in the articles.
     Pursuant to the rules and license standards of the BCBSA, we guarantee our subsidiaries’ contractual and financial obligations to their respective customers. In addition, pursuant to the rules and license standards of the BCBSA, we have agreed to indemnify the BCBSA against any claims asserted against it resulting from our contractual and financial obligations.

     Each license requires an annual fee to be paid to the BCBSA. The fee is determined based on a per-contract charge from products using the BCBS name and mark. The annual BCBSA fee for the year 2011 is $1,764,143. During the years ended December 31, 2010 and 2009, we paid fees to the BCBSA in the amount of $1,717,677 and $1,345,489, respectively. The BCBSA is a national trade association of 39 Member Plans, the primary function of which is to promote and preserve the integrity of the BCBS names and marks, as well as to provide certain coordination among the Member Plans. Each Member Plan is an independent legal organization and is not responsible for obligations of other BCBSA Member Plans. With a few limited exceptions, we have no right to market products and services using the BCBS names and marks outside our BCBS licensed territory.
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
Claim Liabilities
     We are required to estimate the ultimate amount of claims which have not been reported, or which have been received but not yet adjudicated, during any accounting period. These estimates, referred to as claim liabilities, are recorded as liabilities on our balance sheet. We estimate claim reserves in accordance with Actuarial Standards of Practice promulgated by the Actuarial Standards Board, the committee of the American Academy of Actuaries that establishes the professional guidelines and standards for actuaries to follow. A significant degree of judgment is involved in estimating reserves. We make assumptions regarding the propriety of using existing claims data as the basis for projecting future payments. For additional information regarding the calculation of claim liabilities, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates ¯ Claim Liabilities.”
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
     Investment decisions are centrally managed by investment professionals based on the guidelines established by management and approved by our Investment and Financing Committee of the Board of Directors (the “Investment and Financing Committee”). Our internal investment group is comprised of the Chief Financial Officer, a Vice President and Treasurer, an investment analyst, and a treasury operations analyst. The internal investment group uses an external investment consultant and manages our short-term investments, fixed income portfolio and equity securities.
     The Investment and Financing Committee monitors and approves investment policies and procedures. The investment portfolio is managed following those policies and procedures, and any exception must be reported to the Investment and Financing Committee.
     For additional information on our investments, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk.”
Trademarks
     We consider our trademarks of “Triple-S” and “SSS” to be very important and material to all segments in which we are engaged. In addition to these, other trademarks used by our subsidiaries that are considered important have been duly registered with the Department of State of Puerto Rico and the United States Patent and Trademark

Office. It is our policy to register all our important and material trademarks in order to protect our rights under applicable corporate and intellectual property laws. In addition, we have the exclusive right to use the “Blue Cross and Blue Shield” name and mark in Puerto Rico and the U.S. Virgin Islands. See “—Blue Cross and Blue Shield License”.
Regulation
     The operations of our managed care business are subject to comprehensive and detailed regulation in Puerto Rico, as well as U.S. federal regulation. Supervisory agencies include the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the “Commissioner of Insurance”), the Division of Banking and Insurance of the Office of the Lieutenant Governor of the U.S. Virgin Islands, the Health Department of the Commonwealth of Puerto Rico and the Administration for Health Insurance of the government of Puerto Rico (“ASES”, for its Spanish acronym), which administers the government of Puerto Rico Health Insurance Plan including the dual-eligible beneficiaries program. Federal regulatory agencies that oversee our operations include CMS, the Office of the Inspector General (“OIG”) of HHS, the Office of Civil Rights of HHS, the U.S. Department of Justice, the U.S. Department of Labor, and OPM. These government agencies have the right to:
•	grant, suspend and revoke licenses to transact business;
•	regulate many aspects of the products and services we offer;
•	assess fines, penalties and/or sanctions;
•	monitor our solvency and adequacy of our financial reserves; and
•	regulate our investment activities on the basis of quality, diversification and other quantitative criteria, within the parameters of a list of permitted investments set forth in insurance laws and regulations.
     Our operations and accounts are subject to examination and audits at regular intervals by a number of these agencies. In addition, the U.S federal and local governments continue to consider and enact many legislative and regulatory proposals that have impacted, or could materially impact, various aspects of the health care system. Some of the more significant current issues that may affect our managed care business include:
•	initiatives to provide greater access to coverage for uninsured and under-insured populations without adequate funding to health plans or to be funded through taxes or other negative financial levy on health plans;
•	payments to health plans that are tied to achievement of certain quality performance measures;
•	other efforts or specific legislative changes to the Medicare program, including changes in the bidding process or other means of materially reducing premiums;
•	local government regulatory changes;
•	increased government enforcement, or changes in interpretation or application of fraud and abuse laws; and
•	regulations that increase the operational burden on health plans or laws that increase a health plan’s exposure to liabilities, including efforts to expand the tort liability of health care plans;
     On March 23, 2010, President Obama signed into law federal health reform legislation, known as the Patient Protection and Affordable Care Act. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (collectively, Pub. L. No. 111-148, and referred to herein as “PPACA”), includes certain mandates that took effect in 2010, as well as other requirements that are to be implemented over the next several years. Many aspects of the PPACA will be further articulated and clarified through regulation and guidance. The PPACA effects all aspects of the health care delivery and reimbursement system in the United States, including health insurers, managed care organizations, health care providers, employers, and U.S. states and territories.
     The implementation of PPACA could have a material adverse effect on the profitability or marketability of our business, financial condition and results of operations. Various federal agencies, including, but not limited to, HHS, the U.S. Department of Labor, and the U.S. Department of the Treasury are issuing regulations in several phases implementing specific PPACA provisions. While CMS recently issued a Final Rule that implements certain PPACA provisions that effect provider and supplier participation and enrollment in federal and state health payor programs, this Final Rule is not expected to have a material impact on our business. Additionally, federal agencies have issued Requests for Information and Interim Final Regulations implementing certain other PPACA provisions that could affect our business. Final regulations and guidance are anticipated in the near future and we will continue to assess PPACA’s impact on us as final regulations and guidance are issued.
     Some of the more significant PPACA issues that may affect our managed care business (including our Commercial and Medicare sectors) include:
•	Provisions requiring greater access to coverage for certain uninsured and under-insured populations and the elimination of certain underwriting practices without adequate funding to health plans or with negative financial levies on health plans such as restrictions in the ability to charge additional premium for additional risk. These include, among others, (i) extending dependent coverage for unmarried individuals until age 26 under their parents’ health coverage, (ii) limiting a health plan’s ability to rescind coverage and restrict the plan’s ability to establish annual and lifetime financial caps, and (iii) limiting a health plan’s ability to deny or limit coverage on grounds of a person’s pre-existing medical condition;
•	Provisions restricting medical loss ratios and imposing significant penalties for non-compliance beginning in 2011;
•	Provisions requiring health plans to report to their members and HHS certain quality performance measures and their wellness promotion activities;
•	Provisions that freeze premium payments to Medicare Advantage health plans beginning in 2011 and that tie such premium to the local Medicare fee for service costs. The adjustment will be phased in over between 3 and 7 years depending on the amount of the eventual adjustment;
•	Provisions that tie Medicare Advantage premiums to achievement of certain quality performance measures;
•	Provisions requiring non-exempt individuals to maintain minimum essential coverage (i.e. the “individual mandate”), whether through a government-sponsored program, an employer-sponsored program, or an individual market health plan, or pay a penalty. In connection with the ‘individual mandate” provisions, insurers and employers will have reporting obligations to various federal agencies.
•	Other efforts or specific legislative changes to the Medicare and Medicaid programs, including changes in the bidding process, authority of CMS to deny bids, or other means of materially reducing premiums such as through further adjustments to the risk adjustment methodology;
•	Increased federal funding to the Puerto Rico Medicaid program available for years 2014 — 2019;
•	Funding provided to the government of Puerto Rico to either establish health insurance exchanges or fund the Puerto Rico Medicaid program at the discretion of the Governor;
•	Increased government funding to enforcement agencies and/or changes in interpretation or application of fraud and abuse laws;
•	Expanded scope of authority and/or funding to audit Medicare Advantage health plans and recoup premiums or other funds by the government or its representatives; and
•	The increase in persons eligible for coverage under the Medicaid program in Puerto Rico, which may result in some persons currently insured by us in our Commercial programs becoming eligible for, and thus moving to, the Medicaid program.
     The federal government and the government of Puerto Rico, including the Commissioner of Insurance, have adopted laws and regulations that govern our business activities in various ways. These laws and regulations may restrict how we conduct our business and may result in additional burdens and costs to us. Areas of governmental regulation include:

• licensure;	• transactions resulting in a change of control;
• policy forms, including plan design and disclosures;	• member rights and responsibilities;
• premium rates and rating methodologies;	• fraud and abuse;
• underwriting rules and procedures;	• sales and marketing activities;
• benefit mandates;	• quality assurance procedures;
• eligibility requirements;	• privacy of medical and other information and permitted disclosures;

• security of electronically transmitted individually identifiable health information;	• rates of payment to providers of care;
• geographic service areas;	• surcharges on payments to providers;
• market conduct;	• provider contract forms;
• utilization review;	• delegation of financial risk and other financial arrangements in rates paid to providers of care;
• payment of claims, including timeliness and accuracy of payment;	• agent licensing;
• special rules in contracts to administer government programs;	• financial condition (including reserves);
• transactions with affiliated entities;	• reinsurance;
• limitations on the ability to pay dividends;	• issuance of new shares of capital stock;
• rates of payment to providers of care;	• corporate governance; and
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
     Puerto Rico insurance laws prohibit any person from offering to purchase or sell voting stock of an insurance company with capital contributed by stockholders (a stock insurer) that constitutes 10% or more of the total issued and outstanding stock of such company or of the total issued and outstanding stock of a company that controls an insurance company, without the prior approval of the Commissioner of Insurance. The proposed purchaser or seller must disclose any changes proposed to be made to the administration of the insurance company and provide the Commissioner of Insurance with any information reasonably requested. The Commissioner of Insurance must make a determination within 30 days of the later of receipt of the petition or of additional information requested. The determination of the Commissioner of Insurance will be based on its evaluation of the transaction’s effect on the public, having regard to the experience and moral and financial responsibility of the proposed purchaser, whether such responsibility of the proposed purchaser will affect the effectiveness of the insurance company’s operations and whether the change of control could jeopardize the interests of insureds, claimants or the company’s other stockholders.
     Puerto Rico insurance laws also require that stock insurers obtain the Commissioner of Insurance’s approval prior to any merger or consolidation. The Commissioner of Insurance cannot approve any such transaction unless it determines that such transaction is just, equitable, and consistent with the law, and that no reasonable objection exists. The merger or consolidation must then be authorized by a duly approved resolution of the board of directors and ratified by the affirmative vote of two-thirds of all issued and outstanding shares of capital stock with the right to vote thereon. The reinsurance of all or substantially all of the insurance of an insurance company by another insurance company is also deemed to be a merger or consolidation.
     Puerto Rico insurance laws further prohibit insurance companies and insurance holding companies, among other entities, from soliciting or receiving funds in exchange for any new issuance of its securities, other than through a stock dividend, unless the Commissioner of Insurance has granted a solicitation permit in respect of such transaction. The Commissioner of Insurance will issue the permit unless it finds that the funds proposed to be secured are excessive for the purpose intended, the proposed securities and their distribution would be inequitable, or the issuance of the securities would jeopardize the interests of policyholders or security-holders.

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
Privacy of Financial and Health Information
     Puerto Rico law requires that managed care providers maintain the confidentiality of financial and health information. The Commissioner of Insurance has promulgated regulations relating to the privacy of financial information and individually identifiable health information. Managed care providers must periodically inform their clients of their privacy policies and allow such clients to opt-out if they do not want their financial information to be shared. However, the regulations related to the privacy of health information do not apply to managed care providers, such as us, who comply with the provisions of HIPAA (defined below). Also, Puerto Rico law requires that managed care providers provide patients with access to their health information within a specified time and that they not charge more than a predetermined amount for such access. The law imposes various sanctions on managed care providers that fail to comply with these provisions.
Managed Care Provider Services
     Participating managed care providers of the dual-eligible sector of the population, ministered by the Puerto Rico Health Insurance Administration (“PRHIA”), are required to provide specific services to their subscribers. Such services include access to a provider network that guarantees emergency and specialized services. In addition, the Office of the Solicitor for the Beneficiaries of Medicaid is authorized to review and supervise the operations of entities contracted by the government of Puerto Rico to provide services to the dual-eligible sector of the population. The Solicitor may investigate and adjudicate claims filed by Medicaid beneficiaries against the various service providers contracted by the government of Puerto Rico. See “Business — Customers-Medicare Supplement and Medicare Advantage Sector” sections included in this Item for more information.
Capital and Reserve Requirements
     Since 2009, local insurers and health organizations are required by the Insurance Code to submit to the Puerto Rico Commissioner of Insurance RBC reports following the NAIC’s RBC Model Act and accordingly are subject to certain regulatory actions if their capital levels do not meet minimum specific risk based capital requirements. In February 2010, Insurance Regulation No. 92, which establishes the guidelines to implement RBC requirements went into effect. Rule 92 provides for gradual compliance over a period of five years.
     In addition, our managed care subsidiary is subject to the capital and surplus licensure requirements of the BCBSA. The capital and surplus requirements of the BCBSA are based on the RBC Model Act. These capital and surplus requirements are intended to assess capital adequacy taking into account the risk characteristics of an insurer’s investments and products. The RBC Model Act set forth the formula for calculating the risk-based capital requirements, which are designed to take into account various risks, including insurance risks, interest rate risks and other relevant risks, with respect to an individual insurance company’s business.
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
     In addition to its catastrophic reinsurance coverage, TSP is required by local regulatory authorities to establish and maintain a reserve supported by a trust fund (the “Trust”) to protect policyholders against their dual exposure to hurricanes and earthquakes. The funds in the Trust are solely to be used to pay catastrophic losses whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance. Contributions to the Trust, and accordingly additions to the reserve, are determined by a rate (1% in 2010, 2009 and 2008), imposed by the Commissioner of Insurance on the catastrophe premiums written in that year. As of December 31, 2010 and 2009, we had $35.9 million and $33.7 million, respectively, invested in securities deposited in the Trust. The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance and are therefore considered an addition to the reserve. For additional details see note 19 of the audited consolidated financial statements.
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
     Our ability to pay dividends is dependent on cash dividends from our subsidiaries. Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us. In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Restrictions on Certain Payments by the Corporation’s Subsidiaries”.
Guaranty Fund Assessments
     We are required by Puerto Rico law and by the BCBSA guidelines to participate in certain guarantee associations. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Other Contingencies—Guarantee Associations” for additional information.
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
     The original Medicare program, created in 1965, known as Medicare fee-for-service, offers both hospital insurance, known as Medicare Part A, and medical insurance, known as Medicare Part B. In general, Medicare Part A covers hospital care and some nursing home, hospice and home care. Although there is no monthly premium for Medicare Part A, beneficiaries are responsible for significant deductibles and co-payments. All United States citizens eligible for Medicare are automatically enrolled in Medicare Part A when they turn 65. Enrollment in Medicare Part B is voluntary. In general, Medicare Part B covers outpatient hospital care, physician services, laboratory services, durable medical equipment, and some other preventive tests and services. Beneficiaries that enroll in Medicare Part B pay a monthly premium that is usually withheld from their Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied an annual $162 deductible. To fill the gaps in traditional fee-for-service Medicare coverage, individuals often purchase Medicare supplement products, commonly known as “Medigap”, which is regulated but not funded by CMS, to cover deductibles, co-payments, and coinsurance.
     Initially, Medicare was offered only on a fee-for-service basis. Under the Medicare fee-for-service payment system, a Medicare beneficiary can choose any licensed physician and use the services of any hospital, healthcare provider, or facility that has signed a participation agreement and meets applicable certification requirements with Medicare. CMS reimburses providers if Medicare covers the service and the service is “medically necessary” and meets other applicable coverage criteria. There is currently no fee-for-service coverage for certain preventive services, including annual physicals and well visits, eyeglasses, hearing aids, dentures and most dental services.
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
The 2003 Medicare Modernization Act
     In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act, which is known as the Medicare Modernization Act (“MMA”). The MMA transformed Medicare’s managed care program—known as Medicare Part C or Medicare Advantage—and also introduced a prescription drug program known as Medicare Part D.
     Under Medicare Part C, Medicare Advantage plans contract with CMS and in exchange for a monthly payment per member from CMS, agree to provide a minimum benefits package that is equivalent to the benefits provided by Medicare under the traditional fee-for-service Medicare program and to provide additional benefits to the extent a Medicare Advantage plan is able to do so.
     As of January 1, 2006, such contracts are awarded and premiums are set based upon a prescribed bidding. Local Medicare Advantage plans annually submit bids based upon their expected costs to provide the minimum Medicare Part A and Part B benefits in their applicable service areas. The bids are then compared to a county level “benchmark” amount that is based upon the historic cost of providing Medicare fee for service benefits adjusted by CMS over time.
     If the bid is less than the benchmark, CMS will pay the plan its bid amount, risk adjusted based on its risk scores, plus a rebate equal to 75% of the actual amount by which the benchmark exceeds the bid, resulting in an annual adjustment in reimbursement rates. Plans are required to use the rebate to provide beneficiaries with supplemental benefits, reductions in cost sharing, or reductions in premiums for Part D benefits or other supplemental benefits. It is common for Medicare Advantage plans to provide additional benefits to enrollees such as lower deductibles and co-payments than those required by traditional fee-for-service Medicare, and plan members do not need to purchase supplemental Medigap policies because those types of benefits are covered under the Medicare Advantage benefits package. Because Medicare Advantage plans frequently employ a managed care model, members are often required to use only the service and provider network contracted by the Medicare Advantage plan for non-emergency care. In some geographic areas, however, and for plans employing an open access model, members may be required to pay a monthly premium. For our products such additional benefits include increased preventive services, and dental and vision benefits.
     If a Medicare Advantage plan’s bid is greater than the benchmark, the plan receives the benchmark as payment from Medicare and is required to charge a premium to enrollees equal to the difference between the bid amount and the benchmark. Currently some of the bids that TSS has submitted each year for its products have been below the CMS benchmark, meaning TSS has not been required to charge its members a premium in those particular products.
     The Medicare Advantage premium amount is risk adjusted by enrollee depending on the documented health characteristics of each enrollee. The monthly payment amounts from CMS to each Medicare Advantage plan are based on a fixed premium amount per member per month that is set each year by CMS. That fixed amount is then risk adjusted by member based upon each member’s documented health characteristics. In order to facilitate the risk adjustment system, CMS requires all Medicare Advantage plans to collect and submit diagnosis code information to CMS twice a year for reconciliation with CMS’s internal database. Between 2003 and 2010, payments were further adjusted by a budget neutrality factor, which has now been phased out.
     Under Medicare Part D, every Medicare beneficiary is able to select a Medicare prescription drug plan provided through private Medicare Part D plans that have contracted with the federal government to offer and run a Medicare Part D benefit plan under terms and conditions dictated by CMS in 34 geographic regions. Medicare Part D has replaced state level Medicaid prescription drug coverage for dual-eligibles (e.g., beneficiaries eligible for participation under both the Medicare and Medicaid programs). The Medicare Part D prescription drug benefit payments to plans are determined through a competitive bidding process, and enrollee premiums also are based upon plan bids. The bids are based upon a plan’s expected costs for a Medicare beneficiary of average health; CMS adjusts payments to plans based on enrollees’ health and other factors. The program is funded by the federal government with some risk-sharing between Medicare Part D plans and the federal government through risk corridors designed to limit the profits or losses of the drug plans and reinsurance for catastrophic drug costs, as described below. The government payment amount to plans is based on the national weighted average monthly bid for basic Part D coverage, adjusted for member demographics and risk factor payments. The beneficiary will be responsible for the difference between the government subsidy and his or her plan’s bid, together with the amount of his or her plan’s supplemental premium (before rebate allocations), subject to the co-pays, deductibles and late enrollment penalties, if applicable, described below. Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries. Medicare also subsidizes 80% of drug spending above an enrollee’s catastrophic threshold.
     The Medicare Part D benefits are available to Medicare Advantage plan enrollees as well as Medicare fee-for-service enrollees. Medicare Advantage plan enrollees who elect to participate may pay a monthly premium for this Medicare Part D prescription drug benefit (“MA-PD”) while fee-for-service beneficiaries will be able to purchase a stand-alone prescription drug plan (“PDP”) from a list of CMS-approved PDPs available in their area. Any Medicare Advantage member enrolling in a stand-alone PDP, however, will automatically be disenrolled from the Medicare Advantage plan altogether, thereby resuming traditional fee-for-service Medicare for Medicare Parts A and B coverage. Under the standard Part D drug coverage for 2011, Medicare beneficiaries enrolled in a stand-alone PDP will pay a $310 deductible, co-insurance payments equal to 25% of the drug costs between $310 and the initial annual coverage limit of $2,840 and all drug costs between the annual coverage limit and $4,550 in out-of-pocket drug expenses, which is commonly referred to as the Part D “doughnut hole” or “coverage gap”. However, in 2011 Medicare beneficiaries are entitled to a fifty percent (50%) discount on brand name formulary drugs and a seven percent (7%) discount on generics purchased during the doughnut hole period. After the Medicare beneficiary has incurred $4,550 in out-of-pocket drug expenses, the MMA provides catastrophic stop loss coverage that will cover approximately 95% of the beneficiaries’ remaining out-of-pocket drug costs for that year. MA-PDs are not required to match these limits, but are required to provide, at a minimum, coverage that is actuarially equivalent to this standard drug coverage benefit design. Medicare Part D plans also may offer supplemental drug coverage for additional benefits not subsidized by Medicare programs payments. The deductible, co-pay and coverage amounts are adjusted by CMS on an annual basis. We are required as a Medicare Advantage coordinated care plan to offer qualified Part D prescription drug coverage of our MA plan service areas. We currently offer prescription drug benefits through our Medicare Advantage plans and also offer a stand-alone PDP. Among the options in Medicare Advantage we offer three MA-PD plans, which have generic coverage with a $5 co-payment during the “doughnut hole” period. On the PDP side, we currently offer two plans, one of which has no initial deductible and one of which has generic coverage with a $5 co-payment during the “doughnut hole” period.
     Dual-Eligible Beneficiaries. A “dual-eligible” beneficiary is a person who is eligible for both Medicare and Medicaid, because of age or other qualifying status, and Medicaid, because of economic status. The government of Puerto Rico established a model that wraps-around benefits included in Medicaid that were not included in MA benefits. Dual-eligible beneficiaries in Puerto Rico have the option to participate in this model called Platino. Health plans that offer Platino products receive premiums from CMS and the government of Puerto Rico. In this plan the government, rather than the insured, will assume all of the premiums for additional benefits not included in traditional Medicare programs, such as prescription drug benefits. By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dual-eligible members. The MMA provides subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals. Pursuant to the MMA, dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program. Companies offering stand-alone PDPs with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region.
     Sales and Marketing. Our sales and marketing activities are closely regulated by CMS, ASES and the Office of the Solicitor for the Beneficiaries of Medicaid. CMS Regulations in this area preempt local law.
     Fraud and Abuse Laws. Entities, such as TSS, that receive federal funds from government health care programs, such as Medicare and Medicaid, are subject to a wide variety of federal fraud and abuse laws and enforcement activities. Such laws include the federal anti-kickback laws and the False Claims Act.
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
     Federal False Claims Act. Federal regulations also strictly prohibit the presentation of false claims or the submission of false information to the federal government. Under the federal False Claims Act, any person or entity that has knowingly presented or caused to be presented a false or fraudulent request for payment from the federal government or who has made a false statement or used a false record in the submission of a claim may be subject to treble damages and penalties of up to $11,000 per claim. The federal government has taken the position that claims presented in relationships that violate the anti-kickback statute may also be considered to be violations of the federal False Claims Act. Furthermore, the federal False Claims Act permits private citizen “whistleblowers” to bring actions on behalf of the federal government for violations of the Act and to share in the settlement or judgment that may result from the lawsuit. In 2010, recoveries from civil health care matters brought under the False Claims Act exceeded $2.5 million.
HIPAA and Gramm-Leach-Bliley Act
     Health care entities, such as TSS, are subject to laws, including HIPAA and the Gramm-Leach-Bliley Act, that require the protection of certain health and other information. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) authorizes HHS to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable health information. The regulations under the HIPAA Administrative Simplification section impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors. HIPAA Administrative Simplification section requirements apply to self-funded group plans, health insurers and HMOs, health care clearinghouses and health care providers who transmit health information electronically (“covered entities”). Regulations promulgated pursuant to the Stimulus (as defined below) also require that business associates acting for or on behalf of HIPAA-covered entities comply with many of the HIPAA standards regarding the privacy and security of individually identifiable health information. The regulations of the Administrative Simplification section of HIPAA establish significant criminal penalties and civil sanctions for noncompliance.
     HHS has released rules mandating the use of standard formats with respect to certain health care transactions (e.g. health care claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules requiring the use of standardized code sets and unique identifiers by employers and providers. Our managed care subsidiary believes that it is in material compliance with all relevant requirements.
     HHS also sets standards relating to the privacy of individually identifiable health information. In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held by health plans and other affected entities in any form, whether communicated electronically, on paper or orally, subject only to limited exceptions. In addition, the regulations provide patients rights to understand and control how their health information is used. HHS has also published security regulations designed to protect member health information from unauthorized use or disclosure. Our managed care subsidiary is currently in material compliance with these security regulations.
     We have recently learned of a breach and other unauthorized access to a specific internet database managed by TCI. We have completed our investigation and determined that the intrusions were the result of the unauthorized use of one of more active user IDs and passwords and not the result of a breach to our security system. See “Item 3. Legal Proceedings — Intrusions into Triple-C, Inc. Internet IPA Database”.
     The American Recovery and Reinvestment Act of 2009 (H.R. 1, S. 1) (“the Stimulus”), signed by President Obama on February 17, 2009, contains several provisions that expand the scope and enforcement of HIPAA. Many of those Stimulus provisions that affect and expand HIPAA became effective on February 17, 2010. The Secretary of HHS has promulgated regulations clarifying certain aspects of the Stimulus pertaining to HIPAA and it is expected that the Secretary of HHS will issue additional regulations pertaining to HIPAA in the near future. We have updated our internal policies and operations to comply with the Stimulus pertaining to HIPAA. We will monitor the further implementation of the Stimulus and the regulations promulgated thereunder, and we will modify our policies and operations as necessary to comply with these future amendments. In the fall of 2010 CMS notified all Medicare Advantage plans, including TSS, that it intends to devote greater attention to HIPAA enforcement under its legal mandate to protect Medicare beneficiaries and ensure that CMS contractors comply with the law. See ‘Item 1. Business — Regulation — Legislative and Regulatory Initiatives” for additional information.
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
Other Government Programs
We participated in the Health Insurance Plan provided by the government of Puerto Rico (similar to Medicaid) (“Medicaid”) to provide health coverage to medically indigent citizens in Puerto Rico. See “Item 1. Business — Customers — Medicaid Sector”. On August 31, 2010, the Puerto Rico Health Insurance Administration notified our managed care subsidiary, TSS, that the proposal submitted by TSS to continue to provide services to the Medicaid population was not selected. Thus, its contracts expired by their own terms on September 30, 2010. Medicaid enrollment as of September 30, 2010 was 544,448 members. Medicaid premiums earned, net during 2010, 2009 and 2008 amounted to $287.5 million, $348.1 million and $340.1 million, respectively. The operating income for the Medicaid business during 2010, 2009 and 2008 amounted to $19.0 million, $12.4 million and $10.5 million, respectively.
Legislative and Regulatory Initiatives
Puerto Rico Initiatives
     The Commissioner of Insurance adopted on December 2010 Rule No. 83, titled “Rules and Procedures to Regulate the Systems of the Holding Companies of Insurers and Organizations of Health Services and Criteria for Evaluating Change of Control”. Rule No. 83 requires insurance companies and health services organizations domiciled in the Commonwealth of Puerto Rico and that are within an insurance holding company system to register with the Commissioner of Insurance and to file with the Commissioner of Insurance certain reports describing capital structure, ownership, financial condition, certain intercompany transactions, and general business operations. In addition, Rule No. 83 requires prior notice, reporting and regulatory approval of mergers and acquisitions of an insurer or health services organization, distributions of extraordinary dividends and other distributions to stockholders.
     The Commissioner of Insurance, along with the Puerto Rico Legislature, is currently evaluating the adoption of a Health Insurance Code through the Puerto Rico Senate Bill Number 1856. This new Code will replace the current Insurance Code for the topics related to health insurance. The Commissioner has publicly expressed his intention to implement this Code in phases during 2011. The main objective of the proposed Code will be to update the regulatory framework for this activity and harmonize local provisions with recently approved federal legislation. The most recent draft of this Code contains the general dispositions, handling of prescription medicines, availability of health insurance for small and medium companies, prohibition of discretionary clauses, complaint procedures of health organizations, among others.
     Also, the Puerto Rico Senate is working on Bill S. 746, which would allow healthcare service providers to form cooperatives in order to collectively negotiate the terms and conditions of their contracts with insurers, health maintenance organizations and pharmacy benefit managers. The Bill would exempt these cooperatives from the provisions of antimonopoly statutes and empower the Corporación Pública para la Supervisión y Seguro de Cooperativas de Puerto Rico to authorize and monitor the negotiation process. This new Bill would not repeal Law number 203 of August 8, 2008, which also granted providers collective bargaining rights; instead the new bill would provide alternate means to attain the same objective.
Federal Initiatives
     The constitutionality of the PPACA is being challenged by at least 26 states, including Florida, Michigan and Virginia. Currently there is a division in the federal courts as it relates to the constitutionality of PPACA. On October 7, 2010, Judge George C. Steech, of the United States District Court for the Eastern District of Michigan upheld the United States Congress’ power under the United States Constitution’s interstate commerce clause to impose the penalty under PPACA for violation of the individual mandate provision in the law. On November 30, 2010, Judge Norman K. Moon of the United States District Court for the Western District of Virginia found that the United States Congress was within its authority in passing PPACA and dismissed claims challenging the law. On December13, 2010, Judge Henry E. Hudson of the United States Disctrict Court for the Eastern District of Virginia granted the state attorney general’s motion for summary judgment in the case filed against the legality of the individual mandate provision of PPACA, stating that the United States Congress exceeded its authority to regulate economic activity under the United States Constitution’s interstate commerce clause by including the individual mandate provision in PPACA. On January 31, 2011, Judge Roger Vinson of the United States Disctrict Court for the Northern District of Florida declared PPACA is unconstitutional and inseverable from the remainder of PPACA. In February 2011, Judge Gladys Kessler of the United States District court in Washington, D.C. ruled that Congress was authorized under the Commerce clause to enact PPACA’s individual mandate and that the individual mandate was necessary to making PPACA work. We will continue to assess the impact of these state challenges on PPACA as they develop.
     In addition to the constitutional challenges to PPACA, members of the United States Congress continue to introduce legislation in an attempt to repeal or defund PPACA. To date, none of these measures have passed both chambers of the United States Congress.
Financial Information About Segments
     Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in note 29 to the audited consolidated financial statements for the years ended December 31, 2010, 2009 and 2008.
Employees
     As of December 31, 2010, we had approximately 2,200 full-time employees and 330 temporary employees. Our managed care subsidiary has a collective bargaining agreement with the Unión General de Trabajadores, which represents approximately 41% of our managed care subsidiary’s 878 regular employees. The collective bargaining agreement expires on July 31, 2012. The Corporation considers its relations with employees to be good.
Available Information
     We are an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the United States Securities and Exchange Commission (the “SEC”). Our Internet website is www.triplesmanagement.com. We make available free of charge, or through our Internet website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also include on our Internet website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charter of each standing committee of our Board of Directors. In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange (“NYSE”). The SEC maintains an internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The website addresses listed above are provided for the information of the reader and are not intended to be an active link. We will provide free of charge copies of our filings to any shareholder that requests them at the following address: Triple-S Management Corporation; Office of the Secretary; PO Box 363628; San Juan, P.R. 00936-3628.
Special Note Regarding Forward-Looking Statements
     This Annual Report on Form 10-K contains forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include information about possible or assumed future sales, results of operations, developments, regulatory approvals or other circumstances and may be found in the Items of this Annual Report on Form 10-K entitled “Item 1. Business”, “Item 1A. Risk Factors”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Statements that use the terms “believe”, “expect”, “plan”, “intend”, “estimate”, “anticipate”, “project”, “may”, “will”, “shall”, “should” and similar expressions, whether in the positive or negative, are intended to identify forward-looking statements.
     All forward-looking statements in this Annual Report on Form 10-K reflect our current views about future events and are based on assumptions and subject to risks and uncertainties. Consequently, actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including all the risks discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.
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
•	trends in health care costs and utilization rates;
•	ability to secure sufficient premium rate increases;
•	competitor pricing below market trends of increasing costs;
•	re-estimates of our policy and contract liabilities;
•	changes in government regulation of managed care, life insurance or property and casualty insurance;
•	significant acquisitions or divestitures by major competitors;
•	introduction and use of new prescription drugs and technologies;
•	a downgrade in our financial strength ratings;
•	litigation or legislation targeted at managed care, life insurance or property and casualty insurance companies;
•	ability to contract with providers and government agencies consistent with past practice;
•	ability to successfully implement our disease management and utilization management programs;
•	volatility in the securities markets and investment losses and defaults;
•	general economic downturns, major disasters and epidemics.
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
Item 1A. Risk Factors
     We must deal with several risk factors during the normal course of business. You should carefully consider the following risks and all other information set forth in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that are currently deemed immaterial may also impair our business operations. The occurrence of any of the following risks could materially affect our business, financial condition, operating results, and cash flows.
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
     Notwithstanding the fact that TSS and its predecessor, SSS, were never in a position to issue new shares to providers as contemplated by the share acquisition agreements because shareholder approval for such issuance was never obtained, and the fact that SSS on several occasions in the 1990s offered providers the opportunity to purchase shares of its treasury stock and such offers were accepted by very few providers, providers who entered into share acquisition agreements may claim that the share acquisition agreements entitled them to acquire our or TSS’s shares at a subscription price equivalent to that provided for in the share acquisition agreements. SSS entered into share acquisition agreements with approximately 3,000 providers, the substantial majority of whom never came to own shares of SSS. Such share acquisition agreements provide for the purchase and sale of approximately 15,000 shares of SSS. If we or TSS were required to issue a significant number of shares in respect of these agreements, the interest of our existing shareholders would be substantially diluted. As of the date of this Annual Report on Form 10-K, only one judicial claim to enforce any of these agreements has been commenced. See “Item 3. Legal Proceedings — Hau et al Litigation (formerly known as Jordan et al)”. Additionally, we have received inquiries with respect to less than 700 shares under share acquisition agreements. The share numbers set forth in this paragraph reflect the number of SSS shares provided for in the share acquisition agreements. Those agreements do not include anti-dilution protections and we do not believe that the amounts of any claims under the agreements with SSS should be multiplied to reflect our 3,000-for-one stock split. We cannot provide assurances, however, that claimants will not successfully seek to increase the size of their claims by reference to the stock split.
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
     For much of our history, we and our predecessor entity have restricted the ownership or transferability of our shares, including by reserving to us or our predecessor a right of first refusal with respect to share transfers and by limiting ownership of such shares to physicians and dentists. In addition, we and our predecessor, consistent with the requirements of our and our predecessor’s bylaws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders. Nonetheless, former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“non-medical heirs”), may claim an entitlement to our shares or to damages with respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions. Our records indicate that there may be as many as approximately 450 former shareholders whose non-medical heirs may claim to have inherited up to 10,500,000 shares after giving effect to the 3,000-for-one stock split. As of the date of this Annual Report on Form 10-K, we are defending five judicial claims by non-medical heirs of former shareholders whose shares were repurchased upon their death seeking the return of or compensation for a total of 71 shares (prior to giving effect to the 3,000-for-one stock split). See “Item 3. Legal Proceedings — Claims by Heirs of Former Shareholders”. In addition, we have received inquiries from non-medical heirs with respect to less than 700 shares (or 2,100,000 shares after giving effect to the 3,000-for-one stock split).
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
     Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class B common stock to decline. Either of these limits our future ability to raise capital through an offering of equity securities. There were 19,772,614 shares of Class B common stock and 9,042,809 shares of Class A common stock outstanding as of December 31, 2010. Our Class A common stock is no longer subject to contractual lockup; thus, such shares are freely tradable without restriction or further registration under the Securities Act by persons other than our “affiliates” within the meaning of Rule 144 under the Securities Act, although such shares will continue not to be listed on the NYSE and will not be fungible with our listed shares of Class B common stock. In addition, at any time following the fifth anniversary of our initial public offering, or such earlier date after the first anniversary of the initial public offering as all claims with respect to which anti-dilution protections are afforded to shares of Class B common stock have been resolved, all or any portion of our shares of Class A common stock may at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted to shares of Class B common stock.
Risks Related to Our Business
Our inability to contain managed care costs may adversely affect our business and profitability.
     Substantially all of our managed care revenue is generated by premiums consisting of monthly payments per member that are established by contracts with our commercial customers or CMS (for our Medicare Advantage and PDP plans), all of which are typically renewable on an annual basis. If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity in the case of the Medicare Advantage products, we will be unable to increase the premiums we receive under these contracts during the then-current terms. As a result, our profitability in any year depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of managed care services through underwriting criteria, medical management, product design and negotiation of favorable provider contracts with hospitals, physicians and other health care providers. The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs. Government-imposed limitations on Medicare reimbursement have also caused the private sector to bear a greater share of increasing health care costs. Also, we have in the past and may in the future enter into new lines of business in which it may be difficult to estimate anticipated costs. Numerous factors affecting the cost of managed care, including changes in health care practices, inflation, new technologies such as genetic laboratory screening for diseases including breast cancer, electronic recordkeeping, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment including the implementation of HIPAA amendments under the Stimulus, as well as others, such as implementation of PPACA, may adversely affect our ability to predict and manage managed care costs, as well as our business, financial condition and results of operations.
Our inability to implement increases in premium rates on a timely basis may adversely affect our business and profitability.
     In addition to the challenge of managing managed care costs, we face pressure to contain premium rates. Our customers may move to a competitor at policy renewal to obtain more favorable premiums. Future Medicare premium rate levels may be affected by continuing government efforts to contain medical expense or other budgetary constraints. Changes in the Medicare Advantage program, including with respect to funding, may lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare. A limitation on our ability to increase or maintain our premium levels could adversely affect our business, financial condition and results of operations.
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
     Our profitability is dependent upon our ability to contract on favorable terms with hospitals, physicians and other managed care providers. We face heavy competition from other managed care plans to enter into contracts with hospitals, physicians and other providers in our provider networks. Consolidation in our industry, both on the provider side and on the managed care side, only exacerbates this competition. Currently certain providers are pressing for legislation that would allow them to collectively negotiate service fees through cooperatives. The failure to maintain or to secure new cost-effective managed care provider contracts may result in a loss in membership or higher medical costs. In addition, our inability to contract with providers could adversely affect our business.
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
     Our managed care business participates in government contracts that generate a significant amount of our consolidated premiums earned, net, as follows:
•	Medicare: We provide services through our Medicare Advantage products pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if the process for bidding materially changes or if any of these contracts are terminated, our business could be materially impaired. During each of the years ended December 31, 2010, 2009 and 2008, contracts with CMS represented 24.6%, 27.4% and 25.9% of our consolidated premiums earned, net, respectively, and 45.2%, 33.9% and 12.4% of our consolidated operating income, respectively.

•	Commercial: Our managed care subsidiary is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico. Such coverage is provided pursuant to a contract with the OPM that is subject to termination in the event of noncompliance not corrected to the satisfaction of the OPM. During each of the years ended December 31, 2010, 2009 and 2008 premiums generated under this contract represented 6.9%, 6.7% and 7.3% of our consolidated premiums earned, net, respectively. The operating income generated under this contract represented 1.0%, 1.2% and 1.1% of our consolidated operating income during the years ended December 31, 2010, 2009 and 2008, respectively.
     If any of these contracts is terminated for any reason, including by reason of any noncompliance by us, or not renewed or replaced by a comparable contract, our consolidated premiums earned would be materially adversely affected.
     We participated in the government of Puerto Rico Health Insurance Plan (similar to Medicaid) to provide health coverage to medically indigent citizens in Puerto Rico until September 30, 2010, when our contracts with the government of Puerto Rico expired by their own terms. Thus since October 1, 2010 we no longer provide services to these members. Our results of operations have depended to a significant extent on our participation in this sector. During each of the years ended December 31, 2010, 2009 and 2008, Medicaid premiums have accounted for 15.0%, 18.6% and 20.1%, respectively, of our consolidated premiums earned, net.
A change in our managed care product mix may impact our profitability.
     Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than ASO products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements. There has been a trend in recent years among our Commercial customers of moving from fully-insured plans to ASO, or self-funded arrangements. As of December 31, 2010, 69.4% of our managed care customers had fully insured arrangements and 30.6% had ASO arrangements, as compared to approximately 66.1% and 33.9%, respectively, as of December 31, 2009. Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.
Our failure to accurately estimate incurred but not reported claims would affect our reported financial results.
     A portion of the claim liabilities recorded by our insurance segments represents an estimate of amounts needed to pay and adjust anticipated claims with respect to insured events that have occurred, including events that have not yet been reported to us. These amounts are based on estimates of the ultimate expected cost of claims and on actuarial estimation techniques. Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under each segment’s current facts and circumstances. Accordingly, the ultimate liability may be in excess of or less than the amount provided. We regularly compare prior period liabilities to re-estimate claim liabilities based on subsequent claims development; any difference between these amounts is adjusted in the operations of the period determined. Additional information on how each reportable segment determines its claim liabilities, and the variables considered in the development of this amount, is included elsewhere in this Annual Report on Form 10-K under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates”. Actual experience will likely differ from assumed experience, and to the extent the actual claims experience is less favorable than estimated based on our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.
The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial condition and results of operations.
     We are a party to license agreements with the BCBSA that entitle us to the exclusive use of the BCBS name and mark in Puerto Rico and the U.S. Virgin Islands. We believe that the Blue Cross and Blue Shield name and mark are valuable identifiers of our products and services in the marketplace. The termination of these license agreements or changes in their terms and conditions could adversely affect our business, financial condition and results of operations.

     Our license agreements with the BCBSA contain certain requirements and restrictions regarding our operations and our use of the BCBS name and mark. Failure to comply with any of these requirements and restrictions could result in the termination of a license agreement. The standards under a license agreement may be modified in certain instances by the BCBSA. From time to time there have been proposals considered by the BCBSA to modify the terms of a license agreement to restrict various potential business activities of licensees. To the extent that such amendments to a license agreement are adopted in the future, they could have a material adverse effect on our future expansion plans or results of operations.
     Upon any event causing termination of the license agreements, we would no longer have the right to use the BCBS name and mark in Puerto Rico and the U.S. Virgin Islands. Furthermore, the BCBSA would be free to issue a license to use the BCBS name and mark in Puerto Rico and the U.S. Virgin Islands to another entity. Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution. Accordingly, termination of a license agreement could have a material adverse effect on our business, financial condition and results of operations.
     In addition, the BCBSA requires us to comply with certain specified levels of risk based capital (“RBC”). RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (the “RBC ratio”). Although we are currently in compliance with these requirements, we may be unable to continue to comply in the future. Failure to comply with these requirements could result in the revocation or loss of our BCBS licenses.
     Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Cross Blue Shield presence in the vacated service area with another managed care company. The fee is currently $98.33 per licensed enrollee. If the re-establishment fee were applied to our total Blue Cross Blue Shield enrollees as of December 31, 2010, we would be assessed approximately $77.6 million by the BCBSA.
     See “Item 1. Business — Blue Cross and Blue Shield License” for more information.
Our ability to manage our exposure to underwriting risks in our life insurance and property and casualty insurance businesses depends on the availability and cost of reinsurance coverage.
     Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company. We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. In the year ended December 31, 2010, 40.0%, or $63.7 million, of the premiums written in the property and casualty insurance segment and 5.0%, or $5.6 million, of the premiums written in the life insurance segment were ceded to reinsurers. In the year ended December 31, 2009, 41.3%, or $67.5 million, of the premiums written in the property and casualty insurance segment and 5.7%, or $6.1 million, of the premiums written in the life insurance segment were ceded to reinsurers. The premiums ceded and the availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time. Any decrease in the amount of our reinsurance coverage will increase our risk of loss. We may be unable to maintain our desired reinsurance coverage or obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.
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
     We are subject to loss and credit risk with respect to the reinsurers with whom we deal. In accordance with general industry practices, our property and casualty and life insurance subsidiaries annually purchase reinsurance to lessen the impact of large unforeseen losses and mitigate sudden and unpredictable changes in our net income and shareholders’ equity. Reinsurance contracts do not relieve us from our obligations to policyholders. In the event that all or any of the reinsurance companies are unable to meet their obligations under existing reinsurance agreements or pay on a timely basis, we will continue to be liable to our policyholders notwithstanding such defaults or delays. If our reinsurers are not capable of fulfilling their financial obligations to us, our insurance losses would increase, which would negatively affect our financial condition and results of operations.
A downgrade in our A.M. Best rating or our inability to increase our A.M. Best rating could affect our ability to write new business or renew our existing business in our property and casualty segment.
     Ratings assigned by A.M. Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico. In 2010, A.M. Best maintained our property and casualty insurance subsidiary’s rating of “A-” (the fourth highest of A.M. Best’s 16 financial strength ratings) with a stable outlook. A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors. Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers. A.M. Best reviews its ratings periodically and we may not be able to maintain our current ratings in the future. A downgrade of our property and casualty subsidiary’s rating could severely limit or prevent us from writing desirable property business or from renewing our existing business. The lines of business that property and casualty subsidiary writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings.
Significant competition could negatively affect our ability to maintain or increase our profitability.
Managed Care
     The managed care industry in Puerto Rico is very competitive. If we are unable to compete effectively while appropriately pricing the business subscribed, our business and financial condition could be materially affected. Competition in the insurance industry is based on many factors, including premiums charged, services provided, speed of claim payments and reputation. This competitive environment has produced and will likely continue to produce significant pressures on the profitability of our managed care company. In addition, the managed care market in Puerto Rico is mature. According to the U.S. Census Bureau, Puerto Rico’s population decreased by 6.1% between April 1, 2010 and July 2009, however the national population rate grew 0.5% during the same period. According to the US Census Bureau, between 2010 and 2050, the United States is projected to experience rapid growth in its population over 65 years. This population is projected to more than double from 2010 to 2050. A similar trend is expected for the Puerto Rico population. As a result, in order to increase our profitability we must increase our membership in the Medicare Advantage program, increase market share in the commercial sector, improve our operating profit margins, make acquisitions or expand geographically. In Puerto Rico, several managed care plans and other entities were awarded contracts for Medicare Advantage or stand-alone Medicare prescription drug plans. These other plans entered that market in 2006 and 2007. We anticipate that they can aggressively market their benefits to our current and our prospective members. Although we believe that we market an attractive offering, there are no assurances that we will be able to compete successfully with these other plans for new members, or that our current members will not choose to terminate their relationship with us and enroll in these other plans. Concentration in our industry also has created an increasingly competitive environment, both for customers and for potential acquisition targets, which may make it difficult for us to grow our business. The parent companies of some of our competitors are larger and have greater financial and other resources than we do. We may have difficulty competing with larger managed care companies, which can create downward price pressures on premium rates. We may not be able to compete successfully against current and future competitors. Competitive pressures faced by us may adversely affect our business, financial condition and results of operations.
     Future legislation at the federal and local levels also may result in increased competition in our market. While we do not anticipate that any of the current legislative proposals of which we are aware would increase the competition we face, future legislative proposals, if enacted, might do so.
Complementary Products
     The property and casualty insurance market in Puerto Rico is extremely competitive. Due to Puerto Rico’s stagnant economy, there are few new sources of business in this segment. As a result, property and casualty insurance companies compete for the same accounts through pricing, policy terms and quality of services. We also face heavy competition in the life and disability insurance market.

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
     Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance. See “Risks Related to Our Business — Our insurance subsidiaries are subject to minimum capital requirements. Our failure to meet these standards could subject us to regulatory actions.” These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed. Our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, if any, and other business and legal restrictions. Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries have a superior claim to such subsidiaries’ assets. Our subsidiaries may not be able to pay dividends or otherwise contribute or distribute funds to us in an amount sufficient for us to meet our financial obligations. In addition, from time to time, we may find it necessary to provide financial assistance, either through subordinated loans or capital infusions to our subsidiaries.
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
     We have exposure to market risk and credit risk in our investment activities. The fair values of our investments vary from time to time depending on economic and market conditions. Fixed maturity securities expose us to interest rate risk as well as credit risk. Equity securities expose us to equity price risk. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions. These and other factors also affect the equity securities owned by us. The outlook of our investment portfolio depends on the future direction of interest rates, fluctuations in the equity securities market and the amount of cash flows available for investment. For additional information, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” for an analysis of our exposure to interest and equity price risks and the procedures in place to manage these risks. Our investment portfolios may lose money in future periods, which could have a material adverse effect on our financial condition.
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
     Adverse conditions in the U.S. and global capital markets can significantly and adversely affect the value of our investments in debt and equity securities, other investments, our profitability and our financial position, and we do not expect these conditions to improve in the near future.
     The global capital markets, including credit markets, have been experiencing extreme volatility. As an insurer, we have a substantial investment portfolio that is comprised particularly of debt securities of issuers located in the U.S. As a result, the income we earn from our investment portfolio is largely driven by the level of interest rates in the U.S, financial markets, and volatility, uncertainty and/or disruptions in the global capital markets, particularly the U.S. credit markets, and governments’ monetary policy, particularly the easing of U.S. monetary policy, can significantly and adversely affect the value of our investment portfolio, our profitability and/or our financial position by:
•	Significantly reducing the value of the debt securities we hold in our investment portfolio, and creating net realized capital losses that reduce our operating results and/or net unrealized capital losses that reduce our shareholders’ equity.

•	Lowering interest rates on high quality short-term debt securities and thereby materially reducing our net investment income and operating results.

•	Making it more difficult to value certain of our investment securities, for example if trading becomes less frequent, which could lead to significant period-to-period changes in our estimates of the fair values of those securities and cause period-to-period volatility in our operating results and shareholders’ equity.

•	Reducing our ability to issue other securities.
     The volatility and disruption in the securities and credit markets has impacted our investment portfolio. We evaluate our investment securities for other-than-temporary impairment on a quarterly basis. This review is subjective and requires a high degree of judgment. It also requires us to make certain assessments about the potential recovery of the assets we hold. For the purpose of determining gross realized gains and losses, the cost of investment securities is based upon specific identification. During the years ended December 31, 2010 and 2009, we realized losses associated with other-than-temporary impairments of $3.0 million and $7.1 million, respectively. The gross unrealized losses of our available-for-sale and held-to-maturity securities were $5.4 million and $14.9 million at December 31, 2010 and 2009, respectively. The gross unrealized gains of our available-for-sale and held-to-maturity securities were $47.8 million and $26.4 million at December 31, 2010 and 2009, respectively. Given current market conditions, there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.
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
     Substantially all of our business activity is with insureds located throughout Puerto Rico, and as such, we are subject to the risks associated with the Puerto Rico economy. The major factors affecting the economy are, among others, high oil prices, the slowdown of economic activity in the United States, and the continuing economic uncertainty generated by the budgetary deficiency affecting the government of Puerto Rico.
     The Puerto Rico government is currently facing a structural deficit between recurring government revenues and expenses. On March 9, 2009, the Governor signed the multi-year Fiscal Stabilization and Economic Reconstruction Plan, which provides for additional revenue generation measures, sets forth a cost reduction plan, including a reduction in public-sector employment, and provides for a number of financial initiatives geared towards achieving a balanced budget in four years. Since the government is an important source of employment in Puerto Rico, these measures could have the effect of intensifying the current recessionary cycle.

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
     Our operations are highly dependent on the efforts of our senior executives, each of whom has been instrumental in developing our business strategy and forging our business relationships. While we believe that we could find replacements, the loss of the leadership, knowledge and experience of our executive officers could adversely affect our business. Replacing many of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the industries in which we operate have the breadth and depth of skills and experience necessary to successfully operate and expand a business such as ours. We do not currently maintain key-man life insurance on any of our executive officers nor do we have a non-competition agreement in place with any executive officer, other than our Chief Executive Officer.
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
     Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs. If we are unable to maintain or expand our systems, we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, loss of members, difficulty in attracting new members, regulatory problems, and increases in administrative expenses. We selected Quality Care Solutions, Inc., a wholly owned subsidiary of The TriZetto Group, Inc, to implement new core business applications for our managed care segment. We completed an initial assessment during 2007 and commenced the implementation of the new application in 2008. Our Managed Care segment began transitioning to the new application in 2010. The transitioning process is expected to continue into 2011, when we expect to complete the full migration. If we are unsuccessful in implementing these improvements in a timely manner or if these improvements do not meet our customers’ requirements, we may not be able to recoup these costs and expenses and effectively compete in our industry.
     Our business requires the secure transmission of confidential information over public networks. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security system and patient data stored in our information systems. Anyone who circumvents our security measures could misappropriate our confidential information or cause interruptions in services or operations. The internet is a public network and data is sent over this network from many sources. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the internet. Computer viruses could be introduced into our systems, or those of our providers or regulators, which could disrupt our operations, or make our systems inaccessible to our providers or regulators.
     We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches. Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may be inadequate to prevent security breaches, and our business operations would be adversely affected by cancellation of contracts and loss of members if security breaches are not prevented or appropriately remediated.

     In September 2010, we have recently learned of a breach and other unauthorized access to a specific internet database managed by TCI. We have completed our investigation and determined that the intrusions were the result of the unauthorized use of one of more active user IDs and passwords and not the result of a breach to our security system. See “Item 3. Legal Proceedings — Intrusions into Triple-C, Inc. Internet IPA Database”.
We face risks related to litigation.
     In addition to the litigation risks discussed above in “—Risks Relating to Our Capital Stock”, we are, or may be in the future, a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation. In addition, because of the nature of our business, we may be subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services. These could include:
•	claims relating to the denial of managed care benefits;

•	medical malpractice actions;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	disputes related to self-funded business;

•	disputes over co-payment calculations;

•	claims related to the failure to disclose certain business practices;

•	claims relating to customer audits and contract performance; and

•	claims by regulatory agencies or whistleblowers for regulatory non-compliance, including but not limited to fraud and health information privacy (including HIPAA).
     We are a defendant in various lawsuits, some of which involve claims for substantial and/or indeterminate amounts and the outcome of which is unpredictable. While we are defending these suits vigorously, we will incur expenses in the defense of these suits. Any adverse judgment against us resulting in damage awards could have an adverse effect on our cash flows, results of operations and financial condition. See “Item 3. Legal Proceedings”.
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
     We are a party to a secured loan with a commercial bank for an aggregate amount of $41.0 million, for which we had an outstanding balance of $21.0 million as of December 31, 2010. Also, we have an aggregate principal amount of $120.0 million of senior unsecured notes outstanding, consisting of a $50.0 million aggregate principal amount of 6.30% notes due 2019, a $35.0 million aggregate principal amount of 6.60% notes due 2020 and a $35.0 million aggregate principal amount of 6.70% notes due 2021 (collectively, the notes). The secured term loan and the note purchase agreements governing the notes contain non-financial covenants that restrict, among other things, the granting of certain liens, limitations on acquisitions and limitations on changes in control. These non-financial covenants could restrict our operations. In addition, if we fail to make any required payment under our secured term loan or note purchase agreements governing the notes or to comply with any of the non-financial covenants included therein, we would be in default and the lenders or holders of our debt, as the case may be, could cause all of our outstanding debt obligations under our secured term loan or note purchase agreements to become immediately due and payable, together with accrued and unpaid interest and, in the case of the secured term loan, cease to make further extensions of credit. If the indebtedness under our secured term loan or note purchase agreements is accelerated, we may be unable to repay or re-finance the amounts due and our business may be materially adversely affected.

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
     We may acquire additional companies or assets if consistent with our strategic plan for growth. The following are some of the potential risks associated with acquisitions that could have a material adverse effect on our business, financial condition and results of operations:
•	disruption of on-going business operations, distraction of management, diversion of resources and difficulty in maintaining current business standards, controls and procedures;

•	difficulty in integrating information technology of an acquired entity and unanticipated expenses related to such integration;

•	difficulty in the integration of an acquired entity’s accounting, financial reporting, management, information, human resources and other administrative systems and the lack of control if such integration is delayed or not implemented;

•	difficulty in the implementation of controls, procedures and policies appropriate for filers with the SEC at companies that prior to acquisition lacked such controls, policies and procedures;

•	potential unknown liabilities associated with the acquired company;

•	failure of acquired businesses to achieve anticipated revenues, earnings or cash flow;

•	dilutive issuances of equity securities and incurrence of additional debt to finance acquisitions;

•	other acquisition-related expenses, including amortization of intangible assets and write-offs; and

•	competition with other firms, some of which may have greater financial and other resources, to acquire attractive companies.
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
     Our business is subject to substantial federal and local regulation and frequent changes to the applicable legislative and regulatory schemes, including general business regulations and laws relating to taxation, privacy, data protection, pricing, insurance, Medicare and health care fraud and abuse laws. Please refer to “Item 1. Business — Regulation”. Changes in these laws, enactment of new laws or regulations, changes in interpretation of these laws or changes in enforcement of these laws and regulations may materially impact our business. Such changes include without limitation:
•	initiatives to provide greater access to coverage for uninsured and under-insured populations without adequate funding to health plan or to be funded through taxes or other negative financial levy on health plans;

•	payments to health plans that are tied to achievement of certain quality performance measures;

•	other efforts or specific legislative changes to the Medicare or Medicaid programs, including changes in the bidding process or other means of materially reducing premiums;

•	local government regulatory changes;

•	increased government enforcement, or changes in interpretation or application, of fraud and abuse laws; and

•	regulations that increase the operational burden on health plans that increase a health plan’s exposure to liabilities, including efforts to expand the tort liability of health plans.
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
     Future regulatory actions by the Commissioner of Insurance or other governmental agencies, including federal regulations, could have a material adverse effect on the profitability or marketability of our business, financial condition and results of operations.

We may be subject to government audits, regulatory proceedings or investigative actions, which may find that our policies, procedures, practices or contracts are not compliant with, or are in violation of, applicable healthcare regulations.
     Federal and Puerto Rico government authorities, including but not limited to the Commissioner of Insurance, ASES, CMS, the OIG, the Office of the Civil Rights of HHS, the U.S. Department of Justice, the U.S. Department of Labor, and the OPM, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations. We may also become the subject of non-routine regulatory or other investigations or proceedings brought by these or other authorities, and our compliance with and interpretation of applicable laws and regulations may be challenged. In addition, our regulatory compliance may also be challenged by private citizens under the “whistleblower provisions” of applicable laws. The defense of any such challenge could result in substantial cost, diversion of resources, and a possible material adverse effect on our business.
     An adverse action could result in one or more of the following:
•	recoupment of amounts we have been paid pursuant to our government contracts;

•	mandated changes in our business practices;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key employees;

•	loss of our right to participate in Medicare or other federal or local programs; damage to our reputation;

•	increased difficulty in marketing our products and services;

•	inability to obtain approval for future services or geographic expansions; and

•	loss of one or more of our licenses to act as an insurance company, preferred provider or managed care organization or other licensed entity or to otherwise provide a service.
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
     A number of legislative proposals, as well as PPACA, includes efforts to save federal funds by implementing significant rate reductions to Medicare Advantage plans through changes in the competitive bidding process, tying the country benchmarks to Medicare fee for service expenditures, or other means.

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
     Between 2003 and 2010, payments to Medicare Advantage plans are also adjusted by a “budget neutrality” factor that was implemented by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing risk adjusted payments to plans with more chronically ill enrollees. In general, this adjustment has favorably impacted payments to all Medicare Advantage plans. However, this adjustment has been phased out. Furthermore, even with the enactment of PPACA, MedPac and other constituencies continue to recommend that Congress enact legislation that would reduce Medicare Advantage payment to equalize payments for services made through Medicare Advantage plans and the traditional fee-for-service Medicare program. We cannot provide assurance if, when or to what degree Congress may enact legislation including any such recommendation, but any reduction in Medicare Advantage rates could have a material adverse effect on our revenue, financial position, results of operations or cash flow.
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
     We are subject to change of control statutes applicable to insurance companies. These statutes regulate, among other things, the acquisition of control of an insurance company or a holding company of an insurance company. Under these statutes, no person may make an offer to acquire or to sell the issued and outstanding voting stock of an insurance company, which constitutes 10% or more of the issued and outstanding stock of an insurance company, or of the total stock issued and outstanding of a holding company of an insurance company, or solicit or receive funds in exchange for the issuance of new shares of the holding company’s or its insurance subsidiaries’ capital stock, without the prior approval of the Commissioner of Insurance. Our amended and restated articles of incorporation (the articles) prohibit any institutional investor from owning 10% or more of our voting power and any person that is not an institutional investor from owning 5% or more of our voting power. We cannot, however, assure you that ownership of our securities will remain below these thresholds. To the extent that a person, including an institutional investor, acquires shares in excess of these limits, our articles provide that we will have the power to take certain actions, including refusing to give effect to a transfer or instituting proceedings to enjoin or rescind a transfer, in order to avoid a violation of the ownership limitation in the articles. If the Commissioner of Insurance determines that a change of control has occurred, we could be subject to fines and penalties, and in some instances the Commissioner of Insurance would have the discretion to revoke our operating licenses.
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
     Certain implementing regulations of HIPAA require us to comply with standards regarding the formats for electronic transmission, and the privacy and security of certain health information within our company and with third parties, such as managed care providers, business associates and our members. While we have agreements in place with our business associates, we have limited control over their operations regarding the privacy and security of protected heath information. The HIPAA regulations also provide access rights and other rights for health plan beneficiaries with respect to their health information. These regulations include standards for certain electronic transactions, including encounter and claims information, health plan eligibility and payment information. Compliance with HIPAA is enforced by HHS’s Office for Civil Rights for privacy, CMS for security and electronic transactions, and by the U.S. Department of Justice for criminal violations, and by States Attorneys General once the

HIPAA amendments under the Stimulus are implemented. In addition, last fall CMS advised all Medicare Advantage plans, including TSS, of CMS’ intention to increase its enforcement activities of the privacy regulations under HIPAA with respect to Medicare beneficiaries. Further, the Gramm-Leach-Bliley Act imposes certain privacy and security requirements on insurers that may apply to certain aspects of our business as well.
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     We own a seven story building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, and two adjacent buildings, as well as the adjoining parking lot. In addition, we own five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico. The properties are subject to liens under our credit facilities. See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation — Liquidity and Capital Resources”.
     We also own land in the municipality of Mayagüez, Puerto Rico, in which we have begun to build a multi-segment customer service center. In addition to the properties described above, we or our subsidiaries are parties to operating leases that are entered into in the ordinary course of business.
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
Item 3. Legal Proceedings
     As of December 31, 2010, the Company is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.
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
Hau et al Litigation (formerly known as Jordan et al)
     On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million. After extensive discovery, plaintiffs amended their complaint for the third time and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code. In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Corporation and TSS. Two of the original plaintiffs were also eliminated from the Third Amended Complaint (TAC). The TAC only alleges breach of seven share acquisition agreements (see Item 1A — Risk Factors — Risks Relating to our Capital Stock), breach of the provider contract by way of discriminatory audits and improper payment of services rendered. Against a former President of TSM, Plaintiffs allege a claim for libel and slander. Discovery is ongoing. The Corporation intends to vigorously defend this claim.

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
     Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Corporation, opposed. The federal district court in Florida decided that it lacked jurisdiction under the Class Action Fairness Act (“CAFA”) and remanded the case to state court. The removing defendants petitioned to appeal to the First Circuit Court of Appeals. Having accepted the appeal, the First Circuit Court of Appeals issued an order in late October 2009 which found the lower court’s decision premature. The Court of Appeals remanded the case to the federal district court in Puerto Rico (the “DC”) and allowed limited discovery to determine whether the case should be heard in federal court pursuant to CAFA. The parties completed the limited discovery in August 2010 and supplemented their previous filings.
     On February 8, 2011 the DC issued its Opinion and Order, denying plaintiff’s motion to remand the case to state court because the injuries alleged in the complaint could be suffered outside Puerto Rico. It also decided to retain jurisdiction.
     We plan to petition the DC to reconsider its ruling, pointing to clear evidence that the removing defendants are not primary defendants for purposes of CAFA and therefore, the case should be heard in state court.
Colón Litigation
     On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSS predecessor stock, filed suit against TSS and the Puerto Rico Commissioner of Insurance (the “Commissioner”) in the Court of First Instance. The sale of that share to Mr. Colón-Dueño was voided in 1999 pursuant to an order issued by the Commissioner in which the sale of 1,582 shares to a number of TSS shareholders was voided. TSS, however, appealed the Commissioner’s order before the Puerto Rico Court of Appeals, which upheld the order on March 31, 2000. Plaintiff requests that the court direct TSS to return his share of stock and compensate him for alleged damages in excess of $500,000 plus attorney’s fees. On January 13, 2011 case was dismissed with prejudice and plaintiff filed an appeal on the Puerto Rico Court of Appeals. The Corporation is vigorously contesting this lawsuit because, among other reasons, the Commissioner’s order is final and cannot be collaterally attacked in this litigation.
Claims by Heirs of Former Shareholders
     The Corporation and TSS are defending five individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 71 shares of the Corporation or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split) . While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Corporation’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper. One of the cases is in its initial stage and one other case was dismissed with prejudice and plaintiff has filed a request for reconsideration. In the other cases, discovery has been completed and the parties are awaiting trial. Management believes all these claims are time barred under one or more statutes of limitations and other grounds and is vigorously defending them. This belief is supported by the outcome of a similar claim brought by non-medical heirs against us in 2009. The Puerto Rico Court of Appeals dismissed that case as time barred under the two year statute of limitations contained in the local securities law, and the Puerto Rico Supreme Court denied the plaintiffs petition for certiorari in January 2011.
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
Intrusions into Triple-C, Inc. Internet IPA Database
     On September 21, 2010, we learned from a competitor that a specific internet database managed by our subsidiary TCI containing information pertaining to individuals previously insured by TSS under the Government of Puerto Rico’s Health Insurance Plan (“HIP”) and to independent practice associations (“IPAs”) that provided services to those individuals, had been accessed without authorization by certain of our competitor’s employees from September 9 to September 15, 2010. TCI served as a third-party administrator for TSS in the administration of its HIP contracts until September 30, 2010. We conducted a thorough investigation with the assistance of external resources and identified the information that was accessed and downloaded into the competitor’s system. The September 2010 intrusions may have potentially compromised protected health information of approximately 398,000 beneficiaries in the North and Metro-North regions of the HIP. Our investigation also revealed that protected health information of approximately 5,500 HIP beneficiaries, 2,500 Medicare beneficiaries and IPA data from all three HIP regions previously serviced by TSS was accessed through multiple, separate intrusions into the TCI IPA database from October 2008 to August 2010. We have no evidence indicating that the stolen information included Social Security numbers. We attempted to notify by mail all such beneficiaries whose information may have been compromised by these intrusions. We also established a toll-free call center to address inquiries and complaints from the individuals to whom notice was provided. We received a total of approximately 1,530 inquiries and no complaints from these individuals.
     Our investigation has revealed that the security breaches were the result of unauthorized use of one or more active user IDs and passwords specific to the TCI IPA database, and not the result of breaches of TCI’s, TSS’s or the Corporation’s system security features. Nonetheless, we took measures to strengthen TCI’s server security and credentials management procedures and conducted an assessment of our system-wide data and facility security to prevent the occurrence of a similar incident in the future.
     We were unable to determine the purpose of these breaches and do not know the extent of any fraudulent use of the information or its impact on the potentially affected individuals and IPAs. According to representations made by our competitor, however, the target was financial information related to IPAs rather than the beneficiaries’ information.
     We notified the appropriate Puerto Rico and federal government agencies of these events, including public notice of the breaches as required under Puerto Rico and federal law. We received a number of inquiries and requests for information related to these events from these government agencies and are cooperating with them. The Puerto Rico government agency that oversees the HIP levied a fine of $100,000 on TSS in connection with these incidents, but following our request for reconsideration, the agency withdrew the fine until the pertinent federal authorities conclude their investigations of this matter. We do not have sufficient information at this time to predict whether any future action by government entities or others as a result of the data breaches would adversely affect our business, financial condition and results of operations.
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
     The following table presents high and low sales prices of our Class B common stock for the each quarter of the years ended December 31, 2009 and 2010:

	High	Low
2009
First quarter	$15.00	$10.67
Second quarter	16.23	12.06
Third quarter	17.84	14.50
Fourth quarter	18.88	15.52
2010
First quarter	$18.67	$15.85
Second quarter	20.12	17.30
Third quarter	21.34	14.65
Fourth quarter	21.23	16.15
     On February x, 2011 the closing price of our Class B common stock on the NYSE was $xx.xx.
Holders
As of February x, 2011, there were 9,042,809 and 19,772,614 shares of Class A and Class B common Stock outstanding, respectively. The number of our holders of Class A common stock as of February x, 2011 was x,xxx. The number of our holders of Class B common stock as of January 15, 2011 was x,xxx.
Dividends
     Subject to the limitations under Puerto Rico corporation law and any preferential dividend rights of outstanding preferred stock, of which there is currently none outstanding, holders of common stock are entitled to receive their pro rata share of such dividends or other distributions as may be declared by our board of directors out of funds legally available therefore.
     Our ability to pay dividends is dependent on cash dividends from our subsidiaries. Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us. In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restriction on Certain Payments by the Corporation’s Subsidiaries”..
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
Securities Authorized for Issuance Under Equity Compensation Plan
     The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Recent Sales of Unregistered Securities
     Not applicable.
Purchases of Equity Securities by the Issuer
     The following table presents information related to our repurchases of common stock for the period indicated:

				Approximate
			Total Number	Dollar Value of
			of Shares Purchased as	Shares that May Yet Be
			Part of	Purchased
	Total Number		Publicly	Under the
	of Shares	Average Price Paid	Announced	Programs
(Dollar amounts in millions, except per share data)	Purchased	per Share	Programs[1]	(in millions)
October 1, 2010 to October 31, 2010	176,300	$17.02	176,300	$26.6
November 1, 2010 to November 30, 2010	60,419	$18.21	60,419	$25.5
December 1, 2010 to December 31, 2010	91,672	18.87	91,672	23.8

[1]	In September 29, 2010, the Board of Directors authorized a $30.0 million share repurchase program of Class B shares only, which commenced on September 29, 2010.
Performance Graph
     The following graph compares the cumulative total return to shareholders on our Class B common stock for the period from December 7, 2007, the date our Class B common stock began trading on the NYSE, through December 31, 2010, with the cumulative total return over such period of (i) the Standard and Poor’s 500 Stock Index (the S&P 500 Index) and (ii) the Morgan Stanley Healthcare Payor Index (the MSHP Index). For illustrative purposes, the graph assumes an investment of $100 on December 7, 2007 in each of our Class B common stock, the S&P 500 Index and the MSHP Index. The performance graph is not necessarily indicative of future performance.
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

	Period Ending
Index	12/07/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10
| | | | | | | |
Triple-S Management Corporation	100.00	133.40	107.92	75.91	102.90	116.17	122.44	125.94
S&P 500	100.00	97.59	85.07	60.03	61.10	74.11	68.50	83.58
Morgan Stanley Healthcare Payor Index	100.00	100.38	58.66	45.37	52.42	69.59	66.12	79.94

Item 6. Selected Financial Data
Statement of Earnings Data

	2010	2009	2008	2007	2006

(Dollar amounts in millions, except per share data)

Years ended December 31,
Premiums earned, net	$1,901.1	$1,869.1	$1,692.4	$1,483.6	$1,511.6
Administrative service fees	39.6	48.6	19.2	14.0	14.1
Net investment income	49.1	52.1	56.2	47.2	42.7

Total operating revenues	1,989.8	1,969.8	1,767.8	1,544.8	1,568.4

Net realized investments gains (losses)	2.5	0.6	(13.9)	5.9	0.8
Net unrealized investment gain (loss) on trading securities	5.4	10.5	(21.1)	(4.1)	7.7
Other income (expense), net	0.9	1.3	(2.5)	3.2	2.3

Total revenues	1,998.6	1,982.2	1,730.3	1,549.8	1,579.2

Benefits and expenses:
Claims incurred	1,596.8	1,605.8	1,431.8	1,223.8	1,259.0
Operating expenses	305.0	279.4	251.9	237.5	236.1

Total operating costs	1,901.8	1,885.2	1,683.7	1,461.3	1,495.1

Interest expense	12.6	13.3	14.7	15.9	16.6

Total benefits and expenses	1,914.4	1,898.5	1,698.4	1,477.2	1,511.7

Income before taxes	84.2	83.7	31.9	72.6	67.5
Income tax expense	17.4	14.9	7.1	14.1	13.0

Net income	$66.8	$68.8	$24.8	$58.5	$54.5

Basic net income per share (1):	$2.30	$2.33	$0.77	$2.15	$2.04

Diluted net income per share:	$2.28	$2.33	$0.77	$2.15	$2.04

Dividend declared per common share (2):	$—	$—	$—	$0.82	$0.23

Balance Sheet Data

	2010	2009	2008	2007	2006

December 31,
Cash and cash equivalents	$45.0	$40.4	$46.1	$240.2	$81.6

Total assets	$1,759.7	$1,648.7	$1,559.2	$1,659.5	$1,345.5

Long-term borrowings	$166.0	$167.7	$169.3	$170.9	$183.1

Total stockholders’ equity	$617.3	$537.8	$485.9	$482.5	$342.6

Additional Managed Care Data (3)

	2010	2009	2008	2007	2006

Years ended December 31,
Medical loss ratio	88.1%	89.9%	88.9%	87.0%	87.6%

Operating expense ratio	11.6%	10.7%	10.5%	11.2%	11.5%

Medical membership (period end)	788,881	1,347,033	1,195,450	977,190	979,506

(1)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 23 of the audited consolidated financial statements for the years ended December 31, 2010, 2009 and 2008.

(2)	Shareowners holding qualifying shares were excluded from dividend payment. See note 20 of the audited consolidated financial statements for the years ended December 31, 2010, 2009 and 2008.

(3)	Does not reflect inter-segment eliminations.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2010 and 2009, and consolidated results of operations for 2010, 2009 and 2008. This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.
Overview
     We are the one of the leading companies in the managed care industry in Puerto Rico and have over 50 years of experience in this industry. We offer a broad portfolio of managed care and related products in the Commercial and the Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plans (“PDP”)) markets. We also participated in the government of Puerto Rico Health Care Plan (similar to Medicaid) (“Medicaid”) up to September 30, 2010.
     We have the exclusive right to use the Blue Cross and Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands, and serve approximately 789,000 members across all regions of Puerto Rico and hold a leading market position covering approximately 21.2% of the population. For the years ended December 31, 2010 and 2009 respectively, our managed care segment represented approximately 89.4% and 89.8% of our total consolidated premiums earned, net, and approximately 72.4% and 67.6% of our operating income. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 8% (in terms of premiums written) for the nine-month period ended September 30, 2010. Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) during the nine-month period ended September 30, 2010.
     We participate in the managed care market through our subsidiary, TSS. Our managed care subsidiary is a BCBSA licensee, which provides us with exclusive use of the Blue Cross and Blue Shield brand in Puerto Rico and U.S. Virgin Islands. We offer products to the Commercial, including corporate accounts, federal government employees, local government employees, individual accounts, Medicare Supplement, Medicare (including Medicare Advantage and PDP).
     We participate in the life insurance market through our subsidiary, TSV, and in the property and casualty insurance market through our subsidiary, TSP. TSV and TSP represented approximately 5.6% and 5.2%, respectively, of our consolidated premiums earned, net for the year ended December 31, 2010 and 19.7% and 4.1%, respectively, of our operating income for that period.
     The Commissioner of Insurance of the Commonwealth of Puerto Rico recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the Puerto Rico insurance laws and for determining whether its financial condition warrants the payment of a dividend to its stockholders. No consideration is given by the Commissioner of Insurance of the Commonwealth of Puerto Rico to financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) in making such determinations. See note 26 to our audited consolidated financial statements.
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

	Years ended December 31,
(Dollar amounts in millions)	2010	2009	2008

Premiums earned, net:
Managed care	$1,700.3	$1,677.1	$1,509.9
Life insurance	105.8	100.1	92.8
Property and casualty insurance	99.2	96.2	93.8
Intersegment premiums earned	(4.2)	(4.3)	(4.1)

Consolidated premiums earned, net	$1,901.1	$1,869.1	$1,692.4

Administrative service fees:
Managed care	$43.2	$51.3	$22.5
Intersegment administrative service fees	(3.6)	(2.7)	(3.3)

Consolidated administrative service fees	$39.6	$48.6	$19.2

Operating income:
Managed care	$63.8	$57.2	$52.6
Life insurance	17.3	14.6	12.5
Property and casualty insurance	3.6	8.8	13.1
Intersegment and other	3.3	4.0	5.9

Consolidated operating income	$88.0	$84.6	$84.1

Results of Operations
Revenue
     General. Our revenue consists primarily of (i) premium revenue we generate from our managed care business, (ii) administrative service fees we receive for administrative services provided to self-insured employers (ASO), (iii) premiums we generate from our life insurance and property and casualty insurance businesses and (iv) investment income.
     Managed Care Premium Revenue. Our revenue primarily consists of premiums earned from the sale of managed care products to the Commercial market sector, including corporate accounts, federal government employees, local government employees, individual accounts and Medicare Supplement, as well as to the Medicare Advantage (including PDP) and, up to September 30, 2010, the Medicaid sectors. We receive a monthly payment from or on behalf of each member enrolled in our managed care plans (excluding ASO). We recognize all premium revenue in our managed care business during the month in which we are obligated to provide services to an enrolled member. Premiums we receive in advance of that date are recorded as unearned premiums.
     Premiums are set prospectively, meaning that a fixed premium rate is determined at the beginning of each contract year and revised at renewal. We renegotiate the premiums of different groups as their existing annual contracts become due. Our Medicare Advantage contracts entitle us to premium payments from CMS on behalf of each Medicare beneficiary enrolled in our plans, generally on a per member per month (“PMPM”) basis. We submit rate proposals to CMS in June for each Medicare Advantage product that will be offered beginning January 1 of the subsequent year in accordance with the competitive bidding process under the MMA. Retroactive rate adjustments are made periodically with respect to our Medicare Advantage plans based on the aggregate health status and risk scores of our plan participants.
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
     Investment Income and Other Income. Investment income consists of interest and dividend income from investment securities and other income primarily consists of net unrealized gains (losses) of derivative instruments. See note 2 to our audited consolidated financial statements.
Expenses
     Claims Incurred. Our largest expense is medical claims incurred, or the cost of medical services we arrange for our members. Medical claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders. We generally pay our providers on one of three bases: (1) fee-for-service contracts based on negotiated fee schedules; (2) capitation arrangements, generally on a fixed PMPM payment basis, whereby the provider generally assumes some of the medical expense risk; and (3) risk-sharing arrangements, whereby we advance a PMPM payment and share the risk of certain medical costs of our members with the provider based on actual experience as measured against pre-determined sharing ratios. Claims incurred also include claims incurred in our life insurance and property and casualty insurance businesses. Each segment’s results of operations depend in significant part on our ability to accurately predict and effectively manage claims and losses. A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period.
     The medical loss ratio (“MLR”), which is calculated by dividing managed care claims incurred by managed care premiums earned, net is one of our primary management tools for measuring these costs and their impact on our profitability. The MLR is affected by the cost and utilization of services. The cost of services is affected by many factors, in particular our ability to negotiate competitive rates with our providers. The cost of services is also influenced by inflation and new medical discoveries, including new prescription drugs, therapies and diagnostic procedures. Utilization rates, which reflect the extent to which beneficiaries utilize healthcare services, significantly influence our medical costs. The level of utilization of services depends in large part on the age, health and lifestyle of our members, among other factors. As the MLR is the ratio of claims incurred to premiums earned, net it is affected not only by our ability to contain cost trends but also by our ability to increase premium rates to levels consistent with or above medical cost trends. We use MLRs both to monitor our management of healthcare costs and to make various business decisions, including what plans or benefits to offer and our selection of healthcare providers.
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
     The following table sets forth selected membership data as of the dates set forth below:

	As of December 31,
	2010	2009	2008

Commercial (1)	725,328	737,286	592,723
Medicare (2)	63,553	69,605	75,280
Medicaid (3)	—	540,142	527,447

Total	788,881	1,347,033	1,195,450

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.

(3)	Medicaid membership includes rated and self-funded members. We participated in this sector up to September 30, 2010.
Consolidated Operating Results
     The following table sets forth our consolidated operating results for the years ended December 31, 2010, 2009 and 2008.

(Dollar amounts in millions)	2010	2009	2008

Years ended December 31,
Revenues:
Premiums earned, net	$1,901.1	$1,869.1	$1,692.4
Administrative service fees	39.6	48.6	19.2
Net investment income	49.1	52.1	56.2

Total operating revenues	1,989.8	1,969.8	1,767.8
Net realized investment gains (losses)	2.5	0.6	(13.9)
Net unrealized investment gain (loss) on trading securities	5.4	10.5	(21.1)
Other income (expense), net	0.9	1.3	(2.5)

Total revenues	1,998.6	1,982.2	1,730.3

Benefits and expenses:
Claims incurred	1,596.8	1,605.8	1,431.8
Operating expenses	305.0	279.4	251.9

Total operating costs	1,901.8	1,885.2	1,683.7
Interest expense	12.6	13.3	14.7

Total benefits and expenses	1,914.4	1,898.5	1,698.4

Income before taxes	84.2	83.7	31.9

Income tax expense	17.4	14.9	7.1

Net income	$66.8	$68.8	$24.8

Year ended December 31, 2010 compared with the year ended December 31, 2009
Operating Revenues
     Consolidated premiums earned, net increased by $32.0 million, or 1.7%, to $1.9 billion during the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase was primarily due to the net effect of an increase in the premiums earned in our managed care segment, primarily from growth in Commercial member months enrollment, as well as higher premium rates across all businesses, offset in part by the termination of the Medicaid contracts effective September 30, 2010.
     The decrease in the administrative service fees of the managed care segment of $9.0 million in the 2010 period is attributed to a lower self-funded member months enrollment after the termination of the Medicaid contract for Metro-North region, which we served on an ASO basis until September 30, 2010.
     Consolidated net investment income decreased by $3.0 million, or 5.8%, to $49.1 million during the year ended December 31, 2010 mostly as the result of lower yields in fixed income investments acquired during the period.
Net Realized Investment Gains
     Consolidated net realized investment gains of $2.5 million during the year ended December 31, 2010 are the result of net realized gains from the sale of fixed income and equity securities amounting to $5.5 million. The net realized gains were partially offset by $3.0 million of other-than-temporary impairments related to fixed income and equity securities.
Net Unrealized Gains on Trading Securities and Other Income, Net
     The combined balance of our consolidated net unrealized gain on trading securities and other income, net decreased by $5.5 million, to $6.3 million during the year ended December 31, 2010. This decrease is attributable to a lower increase in the fair value of our trading securities portfolio as compared to last year’s increase. The unrealized gain experienced on our trading portfolio represents a combined increase of 12.4% in the market value of the portfolio, which is slightly lower than the changes experienced by the comparable indexes; the Standard and Poor’s 500 Index increased by 12.8% and the Russell 1000 Growth increased by 14.9%.
Claims Incurred
     Consolidated claims incurred during the year ended December 31, 2010 decreased by $9.0 million, or 0.6%, to $1.6 billion when compared to the claims incurred during the year ended December 31, 2009. This decrease is principally due to the termination of the Medicaid contracts effective September 30, 2010 offset in part by increased claims in the managed care segment’s Commercial business as a result of higher volume. The consolidated loss ratio decreased by 1.9 percentage points to 84.0%, mostly as the result of lower MLRs in the managed care segment’s Commercial and Medicare businesses.
Operating Expenses
     Consolidated operating expenses during the year ended December 31, 2010 increased by $25.6 million, or 9.2%, to $305.0 million as compared to the operating expenses during the year ended December 31, 2009. The consolidated operating expense ratio increased by 1.1 percentage points, to 15.7%, primarily attributed to higher costs associated to the implementation of a new information system in the managed care segment, intangible asset amortization, and the effect of the lower volume of business in the managed care segment after the termination of the Medicaid contracts.
Income tax expense
     Consolidated income tax expense during the year ended December 31, 2010 increased by $2.5 million to $17.4 million as compared to the income tax expense during the year ended December 31, 2009. The effective tax rate increased by 2.9 percentage points to 20.7% primarily due to the use of tax credits during the 2009 period and a higher taxable income in the managed care segment, which operates at a higher effective tax rate.

Year ended December 31, 2009 compared with the year ended December 31, 2008
Operating Revenues
     Consolidated premiums earned, net increased by $176.7 million, or 10.4%, to $1.87 billion during the year ended December 31, 2009 compared to the year ended December 31, 2008. The increase was primarily due to an increase in the premiums earned, net in our managed care segment, primarily from growth in Commercial member months enrollment, reflecting, in large part, the La Cruz Azul de Puerto Rico, Inc. (“LCA”) transaction, as well as higher premium rates across all businesses.
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
Claims Incurred
     Consolidated claims incurred during the year ended December 31, 2009 increased by $174.0 million, or 12.2%, to $1.61 billion when compared to the claims incurred during the year ended December 31, 2008. This increase is principally due to increased claims in the managed care segment as a result of higher enrollment and MLR. The consolidated loss ratio increased by 1.3 percentage points to 85.9%, primarily due to higher utilization trends in the managed care segment and the effect of reserve developments, offset by the risk score premium adjustment in the Medicare business.
Operating Expenses
     Consolidated operating expenses during the year ended December 31, 2009 increased by $27.5 million, or 10.9%, to $279.4 million as compared to the operating expenses during the year ended December 31, 2008. This increase is primarily attributed to a higher volume of business, particularly in our managed care segment as a result of the Metro-North region which began in November 2008, the LCA transaction and the increased volume in the Medicare and Commercial businesses. In addition, an accrual for litigation expense of approximately $7.5 million was recorded during the 2009 period, partially offset by the effect in this period of $3.6 million related to the settlement of an insurance recovery of legal expenses. The consolidated operating expense ratio decreased by 0.1 percentage points to 14.5%.

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
Managed Care Operating Results
     We offer our products in the managed care segment to three distinct market sectors in Puerto Rico: Commercial, Medicare (including Medicare Advantage and PDP) and Medicaid up to September 30, 2010. For the year ended December 31, 2010, the Commercial sector represented 49.8% and 5.6% of our consolidated premiums earned, net and operating income, respectively. Premiums earned, net and operating income generated from our Medicare contracts (including PDP) during the year ended December 31, 2010 represented 24.6% and 45.2%, respectively, of our consolidated earned premiums, net and operating income, respectively. During the same period the Medicaid sector represented 15.0% and 21.6%, of our consolidated premiums earned, net and our operating income, respectively.

(Dollar amounts in millions)	2010	2009	2008

Operating revenues:
Medical premiums earned, net:
Commercial	$947.1	$822.1	$734.2
Medicare	468.4	506.9	435.6
Medicaid	284.8	348.1	340.1

Medical premiums earned, net	1,700.3	1,677.1	1,509.9
Administrative service fees	43.2	51.3	22.5
Net investment income	19.8	21.6	23.1

Total operating revenues	1,763.3	1,750.0	1,555.5

Medical operating costs:
Medical claims incurred	1,497.8	1,508.2	1,342.3
Medical operating expenses	201.7	184.6	160.6

Total medical operating costs	1,699.5	1,692.8	1,502.9

Medical operating income	$63.8	$57.2	$52.6

Additional data:
Member months enrollment:
Commercial:
Fully-insured	5,982,094	5,421,586	4,947,854
Self-funded	2,966,291	2,726,036	2,049,140

Total Commercial member months	8,948,385	8,147,622	6,996,994
Medicaid:
Fully-insured	3,078,288	4,016,332	4,101,905
Self-funded	1,782,426	2,321,144	376,975

Total Medicaid member months	4,860,714	6,337,476	4,478,880

Medicare:
Medicare Advantange	670,250	742,666	727,274
Stand-alone PDP	112,297	117,700	127,658

Total Medicare member months	782,547	860,366	854,932

Total member months	14,591,646	15,345,464	12,330,806

Medical loss ratio	88.1%	89.9%	88.9%
Operating expense ratio	11.6%	10.7%	10.5%

Year ended December 31, 2010 compared with the year ended December 31, 2009
Medical Operating Revenues
     Medical premiums earned for the year ended December 31, 2010 increased by $23.1 million, or 1.4%, to $1.7 billion when compared to the medical premiums earned during the year ended December 31, 2009. This increase is principally the result of the following:
•	Medical premiums generated by the Commercial business increased by $125.0 million, or 15.2%, to $947.1 million. This fluctuation is primarily the result of an increase in member months enrollment of 560,508, or 10.3%, and higher average premium rates per member of approximately 4.4%. Increase in member months was mainly attributed to the La Cruz Azul acquisition and organic growth, mostly in large accounts. Premium rate increases were consistent with claims trends.

•	Medicare premiums decreased by $38.5 million, or 7.6%, to $468.4 million, primarily due to a lower member months enrollment of approximately 77,800 or 9.0%, mostly in our dual eligible product, particularly during the first half of the year and resulting from changes in our product offering. In addition, the premiums for the year ended December 31, 2010 reflect a lower final risk score adjustment as compared to 2009. The 2010 and 2009 periods include the net effect of approximately $3.0 million and $8.7 million in adjustments related to CMS final risk score adjustment corresponding to prior periods. These fluctuations were partially offset by higher average premium rates, mostly due to higher risk scores in our dual-eligible product.

•	Medical premiums earned in the Medicaid business decreased by $63.3 million, or 18.2%, to $284.8 million during the year ended December 31, 2010. This fluctuation results from the termination of the Medicaid contracts effective September 30, 2010. Total Medicaid enrollment as of September 30, 2010 was 544,448 members. This decrease is offset in part by an increase in premiums of $11.7 million as the result of a clean up of accounts receivable and the reversal of allowances for unresolved reconciling items with the government of Puerto Rico.
     Administrative service fees decreased by $8.1 million, to $43.2 million during the 2010 period, mainly due to a decrease in self-funded member months enrollment of 298,463 members. Such decrease results from the net effect of the termination of the Medicaid contract effective September 30, 2010 and an increase in the Commercial ASO member months enrollment resulting from the LCA acquisition on July 1, 2009 and organic growth.
Medical Claims Incurred
     Medical claims incurred during the year ended December 31, 2010 decreased by $10.4 million, or 0.7%, to $1.5 billion, when compared to the year ended December 31, 2009. The MLR of the segment decreased by 1.8 percentage points during the 2010 period, to 88.1%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Commercial business increased by $106.9 million during the 2010 period and its MLR decreased by 0.7 percentage points. The increase in claims relates primarily to the increase in member month enrollment during this year. The lower MLR is primarily due to lower utilization trends in 2010 and stable pricing environment.

•	The medical claims incurred of the Medicare business decreased by $52.6 million during the 2010 period primarily due to the lower member months enrollment. The MLR for the year was 83.9%, 4.1 percentage points lower than 2009. Adjusting the MLR for changes in prior period reserve developments and risk score premium adjustments, the 2010 MLR would have decreased by 2.7 percentage points as compared to the adjusted MLR for 2009. The lower adjusted MLR is primarily the result of the new risk sharing agreement with our providers in the dual-eligible product, changes in benefits and higher average premium rates.

•	The medical claims incurred of the Reform business decreased by $64.7 million and its MLR decreased by 2.3 percentage points during the year ended December 31, 2010. Excluding the effect of prior period reserve developments and premium adjustments, the MLR would have increased 1.3 percentage points, mostly resulting from a lower premium yield due to the extension of prior year’s Medicaid contracts without premium rate increases until September 2010.

Medical Operating Expenses
     Medical operating expenses for the year ended December 31, 2010 increased by $17.1 million, or 9.3%, to $201.7 million when compared to the year ended December 31, 2009. The increase in the operating expenses is mainly due to the segment’s higher volume in the Commercial business, as well as to the costs related to the implementation of a new information system and a higher amortization of intangibles. The operating expense ratio increased by 0.9 percentage points, from 10.7% in 2009 to 11.6% in 2010. The higher operating expense ratio is primarily the result of expenses related to the implementation of the segment’s new IT system, including information systems consultants and depreciation and amortization expense, which increased by approximately $6.2 million. The higher operating expense ratio was also attributed to the effect of the termination of the Medicaid contracts. In addition, the operating expenses were affected by an increase of $1.4 million related to a new product launched during January 2010 and higher charges and amortization expense related to the intangible assets recorded after the LCA acquisition by approximately $2.3 million. In the 2009 period a contingent property tax accrual of approximately $7.5 million was recorded, offset in part by the effect of $3.6 million related to the settlement of an insurance recovery receivable of legal expenses. This contingent property tax accrual was approximately $2.1 million higher than the actual payment made during the 2010 period.
Year ended December 31, 2009 compared with the year ended December 31, 2008
Medical Operating Revenues
     Medical premiums earned for the year ended December 31, 2009 increased by $167.2 million, or 11.1%, to $1.68 billion when compared to the medical premiums earned during the year ended December 31, 2008. This increase is principally the result of the following:
•	Medical premiums generated by the Commercial business increased by $87.9 million, or 12.0%, to $822.1 million during the year ended December 31, 2009. This fluctuation is primarily the result of an increase in member months enrollment of 473,732, or 9.6%, and higher average premium rates per member of approximately 2.9%. Increase in member months was mainly attributed to new members acquired from LCA effective July 1, 2009, which represented 49.1% of the increase in member months enrollment during this period, and to new groups acquired during the period.

•	Medical premiums generated by the Medicare business increased during the year ended December 31, 2009 by $71.3 million, or 16.4%, to $506.9 million, primarily due to higher average premium rates by approximately 11% and an increase in member months enrollment of 5,434 or 0.6%. The fluctuation in member months is the net result of an increase of 15,392, or 2.1%, in the membership of our Medicare Advantage products and a decrease of 9,958, or 7.8%, in the membership of our PDP product. In addition, the premiums for the year ended December 31, 2009 include the net effect of approximately $8.7 million in adjustments related to CMS final risk score adjustment for 2008. The premiums for the year ended December 31, 2008 include the net effect of approximately $1.4 million related to CMS final risk score adjustments for 2007.

•	Medical premiums earned in the Medicaid business increased by $8.0 million, or 2.4%, to $348.1 million during the year ended December 31, 2009. This fluctuation is due to an increase in premium rates, effective July 1, 2008, of approximately 10%, offset in part by a lower member months enrollment in the Reform’s fully-insured membership by 85,573, or 2.1% and premium adjustments of approximately $8.3 million to provide for unresolved reconciling items with the government of Puerto Rico.
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
Medical Claims Incurred
     Medical claims incurred during the year ended December 31, 2009 increased by $165.9 million, or 12.4%, to $1.51 billion, when compared to the year ended December 31, 2008. The MLR of the segment increased by 1.0 percentage points during the 2009 period, to 89.9%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Commercial business increased by $99.3 million during the 2009 period and its MLR increased by 2.8 percentage points during the year ended December 31, 2009. The increase in claims was partially attributed to the increase in members. The increase in the MLR is primarily due to the effect of prior period reserve developments in the 2009 and 2008 periods and higher utilization trends. Excluding the effect of prior period reserve developments, the MLR increased by 1.6 percentage points. This variance in the MLR is due to a higher than expected claims experience in the local government employees’ policy, mainly in the utilization of pharmacy and in-patient benefits, and the effect of the AH1N1 flu of approximately $4.4 million, or 0.5 percentage points.

•	The medical claims incurred of the Medicare business increased by $55.3 million during the 2009 period primarily due to the higher member months enrollment of this business. The MLR for the year ended December 31, 2009 was 88.1%, 1.6 percentage points lower than 2008. The reduction in MLR is attributed to the effect of risk score premium adjustments recorded during this period, as well as premium rate increases and lower utilization trends. Excluding the effect of prior period reserve developments in the 2009 and 2008 periods, as well as premium adjustments, the MLR decreased by 4.7 percentage points, mostly due to the effect of lower medical costs resulting from an improvement in utilization trends and premium rate increases effective January 1, 2009.

•	The medical claims incurred of the Reform business increased by $11.3 million and its MLR increased by 1.2 percentage points during the year ended December 31, 2009. The increase in MLR is primarily due to reserve development in the 2009 and 2008 periods and the effect of the premium adjustments to provide for unresolved reconciling items with the government of Puerto Rico. Such increase is also a result of the extension during 2009 of the current Reform contracts to all the participating insurance companies without the re-negotiation of premium rates. In addition, during 2008 we recognized a retroactive adjustment due to a reduction in capitation rates. Excluding the effect of these items in the 2009 and 2008 periods the MLR increased by 1.9 percentage points.
Medical Operating Expenses
     Medical operating expenses for the year ended December 31, 2009 increased by $24.0 million, or 14.9%, to $184.6 million when compared to the year ended December 31, 2008. This increase is mainly due to the higher volume of business of the segment, associated to the higher member months enrollment, as well as to the operating costs related to the administration of the Metro-North region and the acquisition and administration of the LCA customers. In addition, an accrual for litigation expense of approximately $7.5 million was recorded during the 2009 period, partially offset by the effect in this period of $3.6 million related to the settlement of an insurance recovery of legal expenses. The segment’s operating expenses ratio increased by 0.2 percentage points, from 10.5% in 2008 to 10.7% in 2009.

Life Insurance Operating Results

(Dollar amounts in millions)	2010	2009	2008

Years ended December 31,
Operating revenues:
Premiums earned, net
Premiums earned, net	$111.4	$106.2	$100.1
Premiums earned ceded	(5.6)	(6.1)	(7.6)

Net premiums earned	105.8	100.1	92.5
Commission income on reinsurance	—	—	0.3

Premiums earned, net	105.8	100.1	92.8
Net investment income	17.1	16.8	16.5

Total operating revenues	122.9	116.9	109.3

Operating costs:
Policy benefits and claims incurred	49.8	50.3	47.4
Underwriting and other expenses	55.8	52.0	49.4
Total operating costs	105.6	102.3	96.8

Operating income	$17.3	$14.6	$12.5

Additional data:
Loss ratio	47.1%	50.2%	51.1%
Expense ratio	52.7%	51.9%	53.2%

Year ended December 31, 2010 compared with the year ended December 31, 2009
Operating Revenues
     Premiums earned, net for the segment increased by $5.7 million, or 5.7%, to $105.8 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily as the result of higher sales in the Cancer and Individual Life lines of business during the period.
Policy Benefits and Claims Incurred
     Policy benefits and claims incurred during the year ended December 31, 2010 decreased by $0.5 million, or 1.0%, to $49.8 million during the year ended December 31, 2010. This fluctuation is primarily the result of a reduction in the change in the liability for future policy benefits when compared to 2009, resulting from a change in the mix of business subscribed by the segment. As a result of the reduction in policy benefits, the loss ratio improved by 3.1 percentage points, to 47.1% during the year ended December 31, 2010.
Underwriting and Other Expenses
     Underwriting and other expenses for the segment increased by $3.8 million, or 7.3%, to $55.8 million during the year ended December 31, 2010 primarily the result of a higher amortization of deferred policy acquisition costs and the higher volume of business of this segment. The segment’s operating expense ratio increased by 0.8 percentage points, to 52.7% during the 2010 period.
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
Property and Casualty Insurance Operating Results

(Dollar amounts in millions)	2010	2009	2008

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$159.2	$163.3	$168.0
Premiums ceded	(63.7)	(67.5)	(72.1)
Change in unearned premiums	3.7	0.4	(2.1)

Premiums earned, net	99.2	96.2	93.8
Net investment income	10.1	11.7	12.5

Total operating revenues	109.3	107.9	106.3

Operating costs:
Claims incurred	49.2	47.3	42.1
Underwriting and other operating expenses	56.5	51.8	51.1

Total operating costs	105.7	99.1	93.2

Operating income	$3.6	$8.8	$13.1

Additional data:
Loss ratio	49.6%	49.2%	44.9%
Expense ratio	57.0%	53.8%	54.5%

Year ended December 31, 2010 compared with the year ended December 31, 2009
Operating Revenues
     Total premiums written during the year ended December 31, 2010 decreased by $4.1 million, or 2.5%, to $159.2 million, mostly in its commercial multi-peril product. The commercial business continues under soft market conditions, thus reducing premiums and increasing competition for renewals and new business. Also, economic conditions affected the construction activity affecting the volume of related insurance premiums.
     Premiums ceded to reinsurers during the year ended December 31, 2010 decreased by approximately $3.8 million, or 5.6%, to $63.7 million. The ratio of premiums ceded to premiums written decreased by 1.3 percentage points, to 40.0% in 2010. This fluctuation was the result of the a reduction of reinsurance cessions in quota share contracts for commercial and personal property insurance risks of 3.0% and 2.2%, respectively.
     The change in unearned premiums presented an increase of $3.3 million, to $3.7 million during the year ended December 31, 2010, primarily as the result of the lower volume of premiums written.
Claims Incurred
     Claims incurred during the year ended December 31, 2010 increased by $1.9 million, or 4.0%, to $49.2 million. The loss ratio increased by 0.4 percentage points, to 49.6% during the year ended December 31, 2010, primarily due to an unfavorable loss experience in the Commercial Multi-peril, General Liability, and Personal Auto insurance.

Underwriting and Other Expenses
     Underwriting and other operating expenses for the year ended December 31, 2010 increased by $4.7 million, or 9.1%, to $56.5 million. This increase is primarily due to a higher amortization of deferred acquisition costs as a result of lower premiums. The operating expense ratio increased by 3.2 percentage points during the same period, to 57.0% in 2010 due to the lower volume of business of the segment.
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

Liquidity and Capital Resources
Cash Flows
     A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(dollar amounts in millions)	2010	2009	2008

Years ended December 31,
Sources of cash:
Net cash provided by operating activities	$37.7	$72.6	$—
Proceeds from annuity contracts	10.7	4.3	8.0
Net proceeds from borrowings	40.6	—	—
Other	0.2	—	18.3

Total sources of cash	89.2	76.9	26.3

Uses of cash:
Net cash used in operating activities	—	—	(3.0)
Net purchases of investment securities	(23.7)	(17.3)	(178.6)
Capital expenditures	(19.2)	(18.7)	(22.4)
Payments of long-term borrowings	(26.4)	(1.6)	(1.6)
Surrenders of annuity contracts	(9.1)	(7.1)	(7.1)
Repurchase and retirement of common stock	(6.2)	(32.3)	(7.6)
Other	—	(5.6)	—

Total uses of cash	(84.6)	(82.6)	(220.3)

Net increase (decrease) in cash and cash equivalents	$4.6	$(5.7)	$(194.0)

Year ended December 31, 2010 compared to year ended December 31, 2009
     Cash flows from operating activities decreased by $34.9 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009, principally due to the increases claims paid and cash paid to suppliers and employees amounting to $23.7 million and $4.2 million, respectively, offset in part by the effect of increase in premiums collections by $12.3 million and lower income tax payments by $11.1 million. The increase in premiums collected is the result of a higher member months enrollment, mainly in the managed care segment’s Commercial business offset in part by a higher amount in accounts receivable. The fluctuation in claims paid is primarily the result of the effect of the run-off of the Medicaid business and a higher volume in the Commercial business. The decrease in income tax payments results from the use of tax credits acquired during the year ended December 31, 2009.
     Net acquisition of investment securities remained in line during the year ended December 31, 2010 when compared to the prior year.
     Net proceeds from borrowings increased by $40.6 million during the year ended December 31, 2010. The increase in borrowings is the net result of proceeds from securities sold under agreements of repurchases amounting to $15.6 million and $25.0 million from a long-term repurchase agreement to partially repay a long-term borrowing. The higher repayments of long term borrowings amounting by $24.8 million results from the refinancing of $25.0 million of one of our senior unsecured notes with the long-term repurchase agreement to lower our overall interest expense.
     Capital expenditures increased by $0.5 million as a result of the capitalization of costs related to the implementation of the new system in our managed care segment.
     The net proceeds from policyholder deposits increased by $4.4 million during the year ended December 31, 2010 primarily due to deposits received during the period.
     The increase in the other sources (uses) of cash of $5.8 million is attributed to changes in the amount of outstanding checks over bank balances in the 2010 period.

     On September 29, 2010 we announced the immediate commencement of a $30.0 million share repurchase program. We paid approximately $5.6 million under the stock repurchase program during the year ended December 31, 2010. During the year ended December 31, 2009 we paid approximately $32.3 million under the $40.0 million stock repurchase program that began in December 2008.
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
     On December 8, 2008 we announced the immediate commencement of a $40.0 million share repurchase program. We paid approximately $32.3 million under the stock repurchase program during the year ended December 31, 2009.
Financing and Financing Capacity
     We have several short-term facilities available to address timing differences between cash receipts and disbursements. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of December 31, 2010, we had $215.0 million of available credit under these facilities. There were $15.6 millions outstanding short-term borrowing at December 31, 2010.
     As of December 31, 2010, we had the following senior unsecured notes payable:
•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes). The 6.7% notes were privately placed to various institutional accredited investors. The notes pay interest each month until the principal becomes due and payable. These notes can be redeemed after five years at par, in whole or in part, as determined by us. The proceeds obtained from this issuance were used to finance the acquisition of 100% of the common stock of GA Life effective January 31, 2006.

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes). The 6.6% notes were privately placed to various institutional accredited investors. The notes pay interest each month until the principal becomes due and payable. These notes can be redeemed after five years at par, in whole or in part, as determined by us. The proceeds obtained from this issuance were used to pay the ceding commission to GA Life on the effective date of the coinsurance funds withheld reinsurance agreement. On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

•	On September 30, 2004, TSS issued and sold $50.0 million of its 6.3% senior unsecured notes due September 2019 (the 6.3% notes). The 6.3% notes are unconditionally guaranteed as to payment of principal and interest by us. The notes were privately placed to various institutional accredited investors.

The notes pay interest semiannually until the principal becomes due and payable. These notes can be prepaid after five years at par, in whole or in part, as determined by TSS. Most of the proceeds obtained from this issuance were used to repay $37.0 million of short-term borrowings. The remaining proceeds were used for general business purposes.

•	On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures on November 2015. The repurchase agreement pays interest quarterly at 1.96%. The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted. The dealers may have loaned, or used as collateral such securities in the normal course of business operations. We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on our consolidated balance sheet. At December 31, 2010 investment securities available for sale with fair value of $27.2 million (face value of $19.7 million) were pledged as collateral under this agreement. The proceeds obtained from this agreement were used to repay $25.0 million of the 6.6% notes.
     The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain non-financial covenants. At December 31, 2010, we and TSS, as applicable, understand are in compliance with these covenants.
     In addition, as of December 31, 2010 we are a party to a secured term loan with a commercial bank, FirstBank Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayment of $0.1 million. As of December 31, 2010, this secured loan had an outstanding balance of $21.0 million and an average annual interest rate of 1.66%.
     This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain non-financial covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of December 31, 2010, we understand are in compliance with these covenants. Failure to meet these non-financial covenants may trigger the accelerated payment of the secured loan’s outstanding balances. Principal repayments on this loan are expected to be paid out from our operating and investing cash flows.
     We anticipate that we will have sufficient liquidity to support our currently expected needs.
Planned Capital Expenditures
     During 2005, our managed care business began a project to change a significant part of its operations computer system. This project is expected to be carried out in phases until the third quarter in 2011. Total external costs for the entire project are expected to amount approximately $55.0 million. Our managed care business expects to incur costs of approximately $15.9 million during 2011. We estimate that $2.2 million of the costs expected to be incurred in 2011 will be capitalized over the system’s useful life and the remaining amount will be expensed. This amount is expected to be paid out of the operating cash flows of our managed care business.
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
     The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, and excludes an estimate of the future cash outflows related to the following liabilities:
•	Unearned premiums — This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow. As of December 31, 2010, we had $98.3 million in unearned premiums.

•	Policyholder deposits — The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain. There are currently no significant policyholder deposits in paying status. As of December 31, 2010, our policyholder deposits had a carrying amount of $49.9 million.

•	Other long-term liabilities — Due to the indeterminate nature of their cash outflows, $74.9 million of other long-term liabilities are not reflected in the following table, including $51.2 million of liability for pension benefits and $15.0 million in liabilities to the Federal Employees’ Health Benefits Plan Program.

	Contractual obligations by year
(Dollar amounts in millions)	Total	2011	2012	2013	2014	2015	Thereafter

Short-term borrowings	$15.6	$15.6	$—	$—	$—	$—	$—
Long-term borrowings (1)	266.8	11.7	12.1	12.3	12.5	38.8	179.4
Operating leases	36.0	7.5	7.8	7.9	8.1	1.8	2.9
Purchase obligations (2)	151.2	147.5	1.8	1.0	0.3	0.3	0.3
Claim liabilities (3)	328.8	238.2	59.2	9.8	10.4	3.5	7.7
Estimated obligation for future policy benefits (4)	954.8	75.6	64.0	60.1	56.7	53.9	644.5

	$1,753.2	$496.1	$144.9	$91.1	$88.0	$98.3	$834.8

(1)	As of December 31, 2010, our long-term borrowings consist of our managed care subsidiary’s 6.3% senior unsecured notes payable (which are unconditionally guaranteed as to payment of principal, premium, if any, and interest by us), our 6.6% senior unsecured notes payable, our 6.7% senior unsecured notes payable, a $25.0 million arrangement to sell securities under repurchase agreements which requires quarterly interest payments at 1.96%, and a loan payable to a commercial bank. Total contractual obligations for long-term borrowings include the current maturities of long term debt. For the 6.3%, 6.6% and 6.7% senior unsecured notes and the arrangement to sell securities under repurchase agreements, scheduled interest payments were included in the total contractual obligations for long-term borrowings until the maturity dates of the notes in 2019, 2020, 2021, and 2015 respectively. We may redeem the senior unsecured notes starting five years after issuance; however no redemption is considered in this schedule. The interest payments related to our loan payable were estimated using the interest rate applicable as of December 31, 2010. The actual amount of interest payments of the loan payable will differ from the amount included in this schedule due to the loan’s variable interest rate structure. See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.

(2)	Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction. Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above. Estimated pension plan contributions amounting to $10.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.

(3)	Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses. This amount does not include an estimate of claims to be incurred subsequent to December 31, 2010. The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future. Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $31.4 million of reserves had been ceded at December 31, 2010.

(4)	Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy. We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns. The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type. All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2010 and are gross of any reinsurance recoverable. The $954.8 million total estimated cash flows for all years in the table is different from the liability of future policy benefits of $236.5 million included in our audited consolidated financial statements principally due to the time value of money. Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.
Restriction on Certain Payments by the Corporation’s Subsidiaries
     Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the “Commissioner of Insurance of Puerto Rico”). These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by the insurance subsidiaries to TSM. As of December 31, 2010, our insurance subsidiaries were in compliance with such minimum capital requirements.
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
Solvency Regulation
     To monitor the solvency of the operations, the BCBSA requires us and our managed care subsidiary to comply with certain specified levels of RBC. RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio). The RBC ratio reflects the risk profile of insurance companies. At December 31, 2010, both we and our managed care subsidiary’s estimated RBC ratio were above the 200% of our RBC required by the BCBSA and the 375% of our RBC level required by the BCBSA to avoid monitoring.
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

Guarantee Associations
     To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared to be insolvent. These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged. During the years ended December 31, 2010, 2009 and 2008, no assessment or payment was made in connection with insurance companies declared insolvent. It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.
     Pursuant to the Puerto Rico Insurance Code, our property and casualty insurance subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED) and of the Sindicato de Aseguradores de Responsabilidad Profesional para Médicos. Both syndicates were organized for the purpose of underwriting medical-hospital professional liability insurance. As a member, the property and casualty insurance segment shares risks with other member companies and, accordingly, is contingently liable in the event the previously mentioned syndicates cannot meet their obligations. During 2010, 2009 and 2008, no assessment or payment was made for this contingency. It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.
     In addition, pursuant to Article 12 of Rule LXIX of the Insurance Code, our property and casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association). The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998. As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code. During the years 2010, 2009 and 2008, the Association distributed the Company a dividend based on the good experience of the business amounting to $1.3 million, $1.2 million and $1.1 million, respectively.
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

Claim Liabilities
     Claim liabilities by segment as of December 31, 2010 were as follows:

(Dollar amounts in millions)

Managed care	$236.2
Life insurance	41.2
Property and casualty insurance	82.8

Consolidated	$360.2

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
     We recognize claim liabilities as follows:
Managed Care Segment
     At December 31, 2010, claim liabilities for the managed care segment amounted to $236.2 million and represented 65.6% of our total consolidated claim liabilities and 20.7% of our total consolidated liabilities.
     Claim liabilities are determined employing actuarial methods that are commonly used by managed care actuaries and meet Actuarial Standards of Practice, which require that the claim liabilities be adequate under moderately adverse circumstances. The segment determines the amount of the liability by following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project a best estimate of claim liabilities. Under this process, historical claims incurred dates are compared to actual dates of claims payment. This information is analyzed to create “completion” or “development” factors that represent the average percentage of total incurred claims that have been paid through a given date after being incurred. Completion factors are applied to claims paid through the financial statement date to estimate the ultimate claim expense incurred for the current period. Actuarial estimates of claim liabilities are then determined by subtracting the actual paid claims from the estimate of the total expected claims incurred. The majority of unpaid claims, both reported and unreported, for any period, are those claims which are incurred in the final months of the period. Since the percentage of claims paid during the period with respect to claims incurred in those months is generally very low, the above-described completion factor methodology is less reliable for such months. In order to complement the analysis to determine the unpaid claims, historical completion factors and payment patterns are applied to incurred and paid claims for the most recent twelve months and compared to the prior twelve month period. Incurred claims for the most recent twelve months also take into account recent claims expense levels and health care trend levels (trend factors). Using all of the above methodologies, our actuaries determine based on the different circumstances the unpaid claims as of the end of period.
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
     As described above, completion factors and claims trend factors can have a significant impact on determination of our claim liabilities. The following example provides the estimated impact on our December 31, 2010 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:

Completion Factor[1]		Claims Trend Factor[2]
(Decrease) Increase		(Decrease) Increase
	In unpaid claim	In claims trend	In unpaid claim
In completion factor	liabilities	factor	liabilities

(0.6)%	$8.7	(0.75)%	$9.4
(0.4)%	5.8	(0.50)%	6.3
(0.2)%	2.9	(0.25)%	3.2
0.2%	(2.9)	0.25%	(3.2)
0.4%	(5.7)	0.50%	(6.3)
0.6%	(8.6)	0.75%	(9.4)

(1)	Assumes (decrease) increase in the completion factors for the most recent twelve months.

(2)	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.
     The segments’ reserving practice is to consistently recognize the actuarial best estimate as the ultimate liability for claims within a level of confidence required by actuarial standards. Management believes that the methodology for determining the best estimate for claim liabilities at each reporting date has been consistently applied.
     Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled. Liabilities at any year-end are continually reviewed and re-estimated as information regarding actual claims payments, or run-out becomes known. This information is compared to the originally established year-end liability. Negative amounts reported for incurred claims related to prior years result from claims being settled for amounts less than originally estimated. The reverse is true of reserve shortfalls. Medical claim liabilities are usually described as having a “short tail”: which means that they are generally paid within several months of the member receiving service from the provider. Accordingly, the majority, or approximately 95%, of any redundancy or shortfall relates to claims incurred in the previous calendar year-end, with the remaining 5% related to claims incurred prior to the previous calendar year-end. Management has not noted any significant emerging trends in claim frequency and severity and the normal fluctuations in enrollment and utilization trends from year to year.

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

(Dollar amounts in millions	2009	2008	2007

Years ended December 31,
Total incurred claims:
As reported (1)	$1,512.1	$1,348.9	$1,156.8
On a retrospective basis	1,506.5	1,352.0	1,149.2

Variance	$5.6	$(3.1)	$7.6

Variance to total incurred claims as reported	0.4%	-0.2%	0.7%

(1)	Includes total claims incurred less adjustments for prior year reserve development.
     Management expects that substantially all of the development of the 2010 estimate of medical claims payable will be known during 2011 and that the variance of the total incurred claims on a retrospective basis when compared to reported incurred claims will be similar to the prior years.
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
Life Insurance Segment
     At December 31, 2010, claim liabilities for the life insurance segment amounted to $41.2 million and represented 11.4% of total consolidated claim liabilities and 3.6% of our total consolidated liabilities.
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

Property and Casualty Insurance Segment
     At December 31, 2010, claim liabilities for the property and casualty insurance segment amounted to $82.8 million and represented 23.0% of the total consolidated claim liabilities and 7.2% of our total consolidated liabilities.
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
     At December 31, 2010, the actuarial reserve range determined by the actuaries was from $81 million to $91 million. Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves. Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business. In general, changes are made more quickly to more mature accident years and less volatile lines of business. Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.6 million.
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
Impairment of Investments
     Impairment of an investment exists if a decline in the estimated fair value is below the amortized cost of the security. Management regularly monitors and evaluates the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating: (1) the length of time and the extent to which the estimated fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Company’s intent sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities, and (5) other factors, as applicable. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, other-than temporary impairment may not be appropriate. Due to the subjective nature of our analysis, along with the judgment that must be applied in the analysis, it is possible that we could reach a different conclusion whether or not to impair a security if it had access to additional information about the investee. Additionally, it is possible that the investee’s ability to meet future contractual obligations may be different than what we determined during its analysis, which may lead to a different impairment conclusion in future periods. If after monitoring and analyzing impaired securities, management determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other than temporary, the carrying amount of the security is reduced to its fair value according to current accounting guidance. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.
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
     During the years ended December 31, 2010, 2009 and 2008 we recognized other-than-temporary impairments amounting to $3.0 million, $7.1 million and $16.5 million, respectively, on fixed income, equity securities and perpetual preferred stocks classified as available for sale. As of December 31, 2010, of the total amount of investments in securities of $1.1 billion, $51.1 million, or 4.6%, are classified as trading securities, and thus are recorded at fair value with changes in estimated fair value recognized in the statement of operations. The remaining $1.0 billion is classified as either available-for-sale or held-to-maturity and consists of high-quality investments. Of this amount, $873.1 million, or 83.2%, are securities in obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of the Commonwealth of Puerto Rico, municipal securities, obligations of U.S. states and its political subdivisions, mortgage backed and collateralized mortgage obligations that are U.S. agency-backed. The remaining $175.8 million, or 16.8%, are from corporate fixed, equity securities and mutual funds. The net unrealized gain as of December 31, 2010 of the available-for-sale and held-to-maturity portfolios amounted to $39.4 million.
     The impairment analysis as of December 31, 2010 indicated that, other than those securities for which an other-than-temporary impairment was recognized, none of the securities whose carrying amount exceeded its estimated fair value was considered other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuer, movement of interest rates, specific situations within corporations, among others. Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment. This could result in realized losses related to other-than-temporary declines being charged against future income.
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
     A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009 is included in note 3 to the audited consolidated financial statements.
Allowance for Doubtful Receivables
     We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables. The allowance for doubtful receivables amounted to $20.0 million and $25.2 million as of December 31, 2010 and 2009, respectively. The amount of the allowance is based on the age of unpaid accounts, information about the customer’s creditworthiness and other relevant information. The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known. In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts. These percentages are based on our collection experience and are periodically evaluated. A significant change in the level of uncollectible accounts would have a material effect on our results of operations.
     In addition to premium-related receivables, we evaluate the risk in the realization of other accounts receivable, including balances due from third parties related to overpayment of medical claims and rebates, among others. These amounts are individually analyzed and the allowance determined based on the specific collectivity assessment and circumstances of each individual case.
     We consider this allowance adequate to cover probable losses that may result from our inability to subsequently collect the amounts reported as accounts receivable. However, such estimates may change significantly in the event that unforeseen economic conditions adversely impact the ability of third parties to repay the amounts due to us.
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
     In October 2010, the FASB issued guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance specifies that the following costs incurred in the acquisition of new and renewal contracts should be capitalized: (1) Incremental direct costs of contract acquisition. Incremental direct costs are those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. (2) Certain costs related directly to the following acquisition activities performed by the insurer for the contract: a. Underwriting, b. Policy issuance and processing, c. Medical and inspection, and d. Sales force contract selling. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs— Capitalized Advertising Costs, are met. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company is currently evaluating the impact the adoption of this guidance will have on its financial position or results of operations.
     In December 2010, the FASB issued guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not expect the adoption of this guidance to have a significant impact on our financial position or results of operations.
     In December 2010, the FASB issued guidance to require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period for all the periods presented. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for business combinations for which the acquisition dates is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We expect to adopt this guidance during 2011 as part of our disclosures related to our business combination.
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
     Our investment portfolio is predominantly comprised of obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of state and political subdivisions, obligations of the Commonwealth of Puerto Rico, municipal securities and obligations of U.S. states and its political subdivisions and obligations from U.S. and Puerto Rican government instrumentalities. These investments comprised approximately 79.3% of the total portfolio value as of December 31, 2010, of which 33.3% consisted of U. S. agency-backed mortgage backed securities and collateralized mortgage obligations. The remaining balance of the investment portfolio consists of an equity securities portfolio that seeks to replicate the S&P 500 Index, a large-cap growth index, mutual funds, investments in local stocks from well-known financial institutions and investments in corporate bonds.

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
Risk Measurement
Trading Portfolio
     Our trading securities are a source of market risk. As of December 31, 2010, our trading portfolio was comprised of investments in publicly-traded common stocks. The securities in the trading portfolio are believed by management to be high quality and are diversified across industries and readily marketable. Trading securities are recorded at fair value, and changes in fair value are included in operations. The fair value of the investments in trading securities is exposed to equity price risk. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2010 and 2009, the hypothetical loss in the fair value of these investments would have been approximately $5.1 million and $4.4 million, respectively.
Other than Trading Portfolio
     Our available-for-sale and held-to-maturity securities are also a source of market risk. As of December 31, 2010 approximately 94.5% and 100.0% of our investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed income securities. The remaining balance of the available-for-sale portfolio is comprised of equity securities. Available-for-sale securities are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized. Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The fair value of the investments in the other-than-trading portfolio is exposed to both interest rate risk and equity price risk.
Interest Rate Risk
     We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies. From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200 and 300 basis point rate shifts. Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths. Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc. Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available. The following table sets forth the result of this analysis for the years ended December 31, 2010 and 2009.
(Dollar amounts in millions)

	Expected	Amount of	%
Change in Interest Rates	Fair Value	Decrease	Change

December 31, 2010:
Base Scenario	$991.6

+100 bp	940.4	(51.2)	(5.2)%

+200 bp	886.1	(105.5)	(10.6)%

+300 bp	836.5	(155.1)	(15.6)%

December 31, 2009:

Base Scenario	$935.5

+100 bp	885.4	(50.1)	(5.4)%

+200 bp	836.2	(99.3)	(10.6)%

+300 bp	786.7	(148.8)	(15.9)%

     We believe that an interest rate shift in a 12-month period of 100 basis points represents a moderately adverse outcome, while a 200 basis point shift is significantly adverse and a 300 basis point shift is unlikely given historical precedents. Although we classify 98.4% of our fixed income securities as available-for-sale, our cash flows and the intermediate duration of our investment portfolio should allow us to hold securities until maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.
Equity Price Risk
     Our equity securities in the available-for-sale portfolio are comprised primarily of stock of several Puerto Rican financial institutions and mutual funds. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2010 and 2009, the hypothetical loss in the fair value of these investments would have been approximately $5.7 million and $6.5 million, respectively.
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
     We have invested in a hybrid instrument, including a derivative component, with a market value of approximately $10.6 million and $11.2 million as of December 31, 2010 and 2009 in order to diversify our investment in securities and participate in foreign stock markets.
     In 2005, we invested in $5.0 million in each of two structured note agreements, under which the interest income received is linked to the performance of the Dow Jones Euro STOXX 50 and Nikkei 225 Equity Indices (the Indices). Under these agreements the principal invested by us is protected, the only amount that varies according to the performance of the Indices is the interest to be received upon the maturity of the instruments. Should the Indices experience a negative performance during the holding period of the structured notes, no interest will be received and no amount will be paid to the issuer of the structured notes. The contingent interest payment component within the structured note agreements meets the definition of an embedded derivative. In accordance with current accounting guidance the embedded derivative component of the structured note is separated from the structured notes and accounted for separately as a derivative instrument. The derivative component of the structured notes exposes us to credit risk and market risk. We minimize credit risk by entering into transactions with counterparties that we believe to be high-quality based on their credit ratings. The market risk is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. As of December 31, 2010 and 2009, the fair value of the derivative component of the structured notes amounted to $0.7 million and $1.6 million, respectively, and is included within “other assets” in the consolidated balance sheets. Assuming an immediate decrease of 10% in the period-end Indices as of December 31, 2010 and

2009, the hypothetical loss in the estimated fair value of the derivative component of the structured notes would have been approximately $0.1 million and $0.2 million, respectively. The investment component of the structured notes, which had a fair value of $9.9 million and $9.6 million as of December 31, 2010 and 2009, respectively, is accounted for as a held-to-maturity debt security and is included within “investment in securities” in the consolidated balance sheet and its risk measurement is evaluated along the other investments in “— Other Than Trading Portfolio” above.
Item 8. Financial Statements and Supplementary Data
Financial Statements
     For our audited consolidated financial statements as of December 31, 2010 and 2009 and for each of the three years ended December 31, 2010 see Index to financial statements in Item 15. Exhibits and Financial Statements Schedules” to this Annual Report on Form 10-K.
Selected Quarterly Financial Data
     For the selected unaudited quarterly financial data corresponding to the years 2010 and 2009, see note 30 of the audited consolidated financial statements as of December 31, 2010 and 2009 and for the three years ended December 31, 2010.
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
     Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2010, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to a reasonable level of assurance.
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
     Management, under the supervision and with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.
     PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, has audited the consolidated financial statements of the Company as of and for the year ended December 31, 2010, and has also issued an opinion dated March 9, 2011, on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, which is included in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
     No changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm
     The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.
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
     The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Item 11. Executive Compensation
     The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.
Item 15. Exhibits and Financial Statements Schedules
Financial Statements and Schedules

Financial Statements	Description
F-1	Reports of Independent Registered Public Accounting Firms

F-2	Consolidated Balance Sheets as of December 31, 2010 and 2009

F-3	Consolidated Statements of Earnings for the years ended December 31, 2010, 2009 and 2008

F-4	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008

F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

F-7	Notes to Consolidated Financial Statements — December 31, 2010, 2009 and 2008

Financial Statements
Schedules	Description
S-1	Schedule II — Condensed Financial Information of the Registrant

S-2	Schedule III — Supplementary Insurance Information

S-3	Schedule IV — Reinsurance

S-4	Schedule V — Valuation and Qualifying Accounts
     Schedule I — Summary of Investments was omitted because the information is disclosed in the notes to the audited consolidated financial statements. Schedule VI — Supplemental Information Concerning Property Casualty Insurance Operations was omitted because the schedule is not applicable to the Corporation.
Exhibits

Exhibits	Description
3(i)(a)	Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3(i)(d) to TSM’s Annual Report on Form 10-K for the Year Ended December 31, 2007 (File No. 001-33865).

3(i)(b)	Amendment to Article Tenth of the Amended and Restated Articles of Incorporation of Triple-S Management Corporation, incorporated by reference to Exhibit 3(i)(b) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33865).

3(i)(c)	Articles of Incorporation of Triple-S Management Corporation, as currently in effect, incorporated by reference to Exhibit 3(i)(c) to TSM’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 (File No. 001-33865).

3(ii)	Amended and Restated Bylaws of Triple-S Management Corporation (incorporated herein by reference to Exhibit 3.1 to TSM’s Current Report on Form 8-K filed on June 11, 2010 (File No. 001-33865)).

10.1	Extension to the agreement between the Puerto Rico Health Insurance Administration and TSS to act as third party administrator in the Metro-North Region until September 30, 2010 (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33865)).

10.2	Extension to the agreement between the Puerto Rico Health Insurance Administration and TSS for the provision of health insurance coverage to eligible population in the North and South-West Regions until September 30, 2010 (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (File No. 001-33865)).

10.3	Amendment to the Medicare Platino Contract (Medicare Wraparound) between the Puerto Rico Health Insurance Administration and TSS for the provision of wraparound coverage to health insurance dual-eligible population until December 31, 2011 (incorporated herein by reference to Exhibit 10.4 to TSM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-33865)).

10.4	Federal Employees Health Benefits Contract (incorporated herein by reference to Exhibit 10.5 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.5	Credit Agreement with FirstBank Puerto Rico in the amount of $41,000,000 (incorporated herein by reference to Exhibit 10.6 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

Exhibits	Description
10.6	Credit Agreement with FirstBank Puerto Rico in the amount of $20,000,000 (incorporated herein by reference to Exhibit 10.7 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.7	Non-Contributory Retirement Program (incorporated herein by reference to Exhibit 10.8 to TSM’s General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.8	Blue Shield License Agreement by and between BCBSA and TSM, including revisions, if any, adopted by Member Plans through the November 19, 2009 meeting (incorporated herein by reference to Exhibit 10.11 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33865)).

10.9	Blue Shield Controlled Affiliate License Agreement by and among BCBSA, TSS and TSM, including revisions, if any, adopted by Member Plans through the November 19, 2009 meeting (incorporated herein by reference to Exhibit 10.12 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33865)).

10.10	Blue Cross License Agreements by and between BCBSA and TSM, including revisions, if any, adopted by Member Plans through the November 19, 2009 meeting (incorporated herein by reference to Exhibit 10.13 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33865)).

10.11	Blue Cross Controlled Affiliate License Agreement by and among BCBSA, TSS and TSM, including revisions, if any, adopted by Member Plans through the November 19, 2009 meeting (incorporated herein by reference to Exhibit 10.14 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33865)).

10.12	6.30% Senior Unsecured Notes Due September 2019 Note Purchase Agreement, dated September 30, 2004, between Triple-S Management Corporation, Triple-S, Inc. and various institutional accredited investors (incorporated herein by reference to Exhibit 10.15 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-33865)).

10.13	6.60% Senior Unsecured Notes Due December 2020 Note Purchase Agreement, dated December 15, 2005, between Triple-S Management Corporation and various institutional accredited investors (incorporated herein by reference to Exhibit 10.16 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2005 (File No. 001-33865)).

10.14	6.70% Senior Unsecured Notes Due December 2021 Note Purchase Agreement, dated January 23, 2006, between Triple-S Management Corporation and various institutional accredited investors (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2006 (File No. 001-33865)).

10.15	TSM 2007 Incentive Plan, dated October 16, 2007 (incorporated herein by reference to Exhibit C to TSM’s 2007 Proxy Statement (File No. 001-33865)).

10.16	Software License and Maintenance Agreement between Quality Care Solutions, Inc, and TSS dated August 16, 2007 (incorporated herein by reference to Exhibit 10.15 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

Exhibits	Description
10.17	Addendum Number One to the Software License and Maintenance Agreement between Quality Care Solutions, Inc, and TSS (incorporated herein by reference to Exhibit 10.15(a) to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

10.18	Addendum Number Two to the Software License and Maintenance Agreement between Quality Care Solutions, Inc, and TSS (incorporated herein by reference to Exhibit 10.15(b) to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

10.19	Addendum Number Three to the Software License and Maintenance Agreement between Quality Care Solutions, Inc, and TSS (incorporated herein by reference to Exhibit 10.15(c) to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

10.20	Work Order Agreement between Quality Care Solutions, Inc. and TSS (incorporated herein by reference to Exhibit 10.16 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-33865)).

10.21	Employment Contract between Ramón M. Ruiz Comas and TSM (incorporated herein by reference to Exhibit 10.24 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33865)).

11.1	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.

12.1	Statement re computation of ratios; an exhibit describing the computation of the loss ratio, expense ratio and combined ratio has been omitted as the detail necessary to determine the computation of the loss ratio, operating expense ratio and combined ratio can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.

21*	List of Subsidiaries of TSM.

23.1*	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

23.2*	Consent of Independent Registered Public Accounting Firm (KPMG LLP).

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.

99.1*	Incentive Compensation Recoupment Policy
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
Triple-S Management Corporation
Registrant

By:	/s/ Ramón M. Ruiz-Comas	Date:	March 9, 2011

Ramón M. Ruiz-Comas President and Chief Executive Officer

By:	/s/ Juan J. Román	Date:	March 9, 2011

Juan J. Román Vice President of Finance and Chief Financial Officer Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez	Date:	March 9, 2011

Luis A. Clavell-Rodríguez Director and Chairman of the Board

By:	/s/ Vicente J. León-Irizarry	Date:	March 9, 2011

Vicente J. León-Irizarry Director and Vice-Chairman of the Board

By:	/s/ Jesús R. Sánchez-Colón	Date:	March 9, 2011

Jesús R. Sánchez-Colón Director and Assistant Secretary of the Board

By:	/s/ Adamina Soto-Martínez	Date:	March 9, 2011

Adamina Soto-Martínez Director

By:	/s/ Carmen Ana Culpeper-Ramírez	Date:	March 9, 2011

Carmen Ana Culpeper-Ramírez Director

By:	/s/ Jorge L. Fuentes-Benejam	Date:	March 9, 2011

Jorge L. Fuentes-Benejam Director

By:	/s/ Antonio F. Faría-Soto	Date:	March 9, 2011

Antonio F. Faría-Soto Director

By:	/s/ Manuel Figueroa-Collazo	Date:	March 9, 2011

Manuel Figueroa-Collazo Director

By:	/s/ José Hawayek-Alemañy	Date:	March 9, 2011

José Hawayek-Alemañy Director

By:	/s/ Jaime Morgan-Stubbe	Date:	March 9, 2011

Jaime Morgan-Stubbe Director

By:	/s/ Roberto Muñoz-Zayas	Date:	March 9, 2011

Roberto Muñoz-Zayas Director

By:	/s/ Juan E. Rodríguez-Díaz	Date:	March 9, 2011

Juan E. Rodríguez-Díaz Director

Triple-S Management Corporation
Consolidated Financial Statements
December 31, 2010, 2009, and 2008

Page(s)

Reports of Independent Registered Public Accounting Firms	1

Consolidated Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Earnings	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8—63

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Triple-S Management Corporation
In our opinion, the consolidated balance sheets and the related consolidated financial statements of earnings, stockholders’ equity and comprehensive income, and cash flows present fairly, in all material respects, the financial position of Triple-S Management Corporation and its subsidiaries (the Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules as of and for the years ended December 31, 2010 and 2009 listed in the index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

1.1

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
/s/ PricewaterhouseCoopers LLP
San Juan, Puerto Rico
March 9, 2010
CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216   Expires Dec. 1, 2013
Stamp 2493533 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

1.2

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Triple-S Management Corporation:
We have audited the accompanying consolidated statements of earnings, stockholders’ equity and comprehensive income, and cash flows of Triple-S Management Corporation and Subsidiaries (the Company) for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Triple-S Management Corporation and Subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
/s/ KPMG LLP
March 18, 2009
Stamp No.  2530990 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

Triple-S Management Corporation
Consolidated Balance Sheets
December 31, 2010 and 2009
(dollar amounts in thousands, except per share data)

	2010	2009
Assets
Investments and cash
Equity securities held for trading, at fair value (cost of $43,832 in 2010 and $42,075 in 2009)	$51,099	$43,909
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $947,957 in 2010 and $911,362 in 2009)	977,586	918,977
Equity securities (cost of $47,750 in 2010 and $61,531 in 2009)	56,739	64,689
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $15,424 in 2010 and $16,490 in 2009)	14,615	15,794
Policy loans	5,887	5,940
Cash and cash equivalents	45,021	40,376

Total investments and cash	1,150,947	1,089,685

Premium and other receivables, net	325,780	272,932
Deferred policy acquisition costs and value of business acquired	146,086	139,917
Property and equipment, net	76,745	68,803
Deferred tax asset	29,445	37,551
Other assets	30,367	39,816

Total assets	$1,759,370	$1,648,704

Liabilities and Stockholders’ Equity
Claim liabilities	360,210	360,446
Liability for future policy benefits	236,523	222,619
Unearned premiums	98,341	108,342
Policyholder deposits	49,936	47,563
Liability to Federal Employees’ Health Benefits Program	15,018	13,002
Accounts payable and accrued liabilities	136,567	139,161
Deferred tax liability	12,655	11,088
Short term borrowings	15,575	—
Long term borrowings	166,027	167,667
Liability for pension benefits	51,246	41,044

Total liabilities	1,142,098	1,110,932

Commitments and contingencies

Stockholders’ equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at December 31, 2010 and 2009	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 19,772,614 and 20,110,391 shares at December 31, 2010 and 2009, respectively	19,773	20,110
Additional paid-in capital	155,299	159,303
Retained earnings	427,693	360,892
Accumulated other comprehensive income (loss), net	5,464	(11,576)

Total stockholders’ equity	617,272	537,772

Total liabilities and stockholders’ equity	$1,759,370	$1,648,704

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings
Years Ended December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

	2010	2009	2008
Revenues
Premiums earned, net	$1,901,100	$1,869,084	$1,692,344
Administrative service fees	39,546	48,643	19,187
Net investment income	49,145	52,136	56,253

Total operating revenues	1,989,791	1,969,863	1,767,784

Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(2,997)	(7,118)	(16,494)
Net realized gains, excluding other-than-temporary impairment losses on securities	5,529	7,732	2,554

Total net realized investment gains (losses)	2,532	614	(13,940)

Net unrealized investment gains (losses) on trading securities	5,433	10,497	(21,064)
Other income (expense), net	889	1,237	(2,467)

Total revenues	1,998,645	1,982,211	1,730,313

Benefits and expenses
Claims incurred	1,596,789	1,605,872	1,431,801
Operating expenses	304,995	279,418	251,887

Total operating costs	1,901,784	1,885,290	1,683,688
Interest expense	12,658	13,270	14,681

Total benefits and expenses	1,914,442	1,898,560	1,698,369

Income before taxes	84,203	83,651	31,944

Income tax expense (benefit)
Current	14,348	19,197	11,542
Deferred	3,054	(4,326)	(4,388)

Total income taxes	17,402	14,871	7,154

Net income	$66,801	$68,780	$24,790

Basic net income per share	$2.30	$2.33	$0.77
Diluted net income per share	$2.28	$2.33	$0.77
The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings
Years Ended December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

					Accumulated
	Class A	Class B	Additional		Other	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity
Balance, December 31, 2007	$16,043	$16,266	$188,935	$267,336	$(6,042)	$482,538
Conversion of Class A common stock to Class B common stock	(7,000)	7,000	—	—	—	—
Share-based compensation	—	—	3,268	—	—	3,268
Grant of restricted Class B common stock	—	20	—	—	—	20
Repurchase and retirement of common stock	—	(1,181)	(12,699)	—	—	(13,880)
Other	—	—	—	(14)	—	(14)
Comprehensive income
Net income	—	—	—	24,790	—	24,790
Net unrealized change in fair value of available for sale securities	—	—	—	—	(3,952)	(3,952)
Defined benefit pension plan
Prior service credit, net	—	—	—	—	(266)	(266)
Actuarial loss	—	—	—	—	(7,349)	(7,349)
Net change in fair value of cash flow hedges	—	—	—	—	(56)	(56)

Total comprehensive income						13,167

Balance, December 31, 2008	9,043	22,105	179,504	292,112	(17,665)	485,099
Share-based compensation	—	—	3,897	—	—	3,897
Grant of restricted Class B common stock	—	27	—	—	—	27
Repurchase and retirement of common stock	—	(2,022)	(24,098)	—	—	(26,120)
Comprehensive income
Net income	—	—	—	68,780	—	68,780
Net unrealized change in fair value of available for sale securities	—	—	—	—	3,539	3,539
Defined benefit pension plan
Prior service credit, net	—	—	—	—	(273)	(273)
Actuarial gain	—	—	—	—	2,823	2,823

Total comprehensive income						74,869

Balance, December 31, 2009	9,043	20,110	159,303	360,892	(11,576)	537,772
Share-based compensation	—	—	1,878	—	—	1,878
Grant of restricted Class B common stock	—	16	—	—	—	16
Repurchase and retirement of common stock	—	(353)	(5,882)	—	—	(6,235)
Comprehensive income
Net income	—	—	—	66,801	—	66,801
Net unrealized change in fair value of available for sale securities	—	—	—	—	23,602	23,602
Defined benefit pension plan
Prior service credit, net	—	—	—	—	(265)	(265)
Actuarial loss	—	—	—	—	(6,297)	(6,297)

Total comprehensive income						83,841

Balance, December 31, 2010	$9,043	$19,773	$155,299	$427,693	$5,464	$617,272

The accompanying notes are an integral part of these financial statements

Triple-S Management Corporation
Consolidated Statements of Earnings
Years Ended December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

	2010	2009	2008
Cash flows from operating activities
Net income	$66,801	$68,780	$24,790
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	15,500	9,643	7,367
Net amortization of investments	4,511	744	952
Provision (reversal of provision) for doubtful receivables	(5,200)	10,489	(1,180)
Deferred tax expense (benefit)	3,054	(4,326)	(4,388)
Net realized investment (gains) losses	(2,532)	(614)	13,940
Net unrealized (gains) losses on trading securities	(5,433)	(10,497)	21,064
Share-based compensation	1,894	3,924	3,268
Proceeds from trading securities sold
Equity securities	4,871	4,240	24,640
Acquisition of securities in trading portfolio
Equity securities	(6,506)	(6,132)	(10,737)
Gain on sale of property and equipment (Increase) decrease in assets	6	—	11
Premium and other receivables, net	(47,648)	(46,263)	(32,210)
Deferred policy acquisition costs and value of business acquired	(6,169)	(13,570)	(9,108)
Other deferred taxes	6,658	900	(8,337)
Other assets	5,223	(1,593)	(933)
Increase (decrease) in liabilities
Claim liabilities	(236)	36,736	(30,120)
Liability for future policy benefits	13,904	15,074	13,414
Unearned premiums	(10,001)	(1,799)	(22,458)
Policyholder deposits	733	1,665	1,902
Liability to FEHBP	2,016	1,845	(10,181)
Accounts payable and accrued liabilities	(3,790)	3,339	15,322

Net cash provided by (used in) operating activities	37,656	72,585	(2,982)

The accompanying notes are an integral part of these financial statements

Triple-S Management Corporation
Consolidated Statements of Earnings
Years Ended December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

	2010	2009	2008
Cash flows from investing activities
Proceeds from investments sold or matured
Securities available for sale
Fixed maturities sold	$121,968	$241,368	$228,436
Fixed maturities matured	175,483	189,144	91,732
Equity securities sold	41,802	9,877	4,450
Securities held to maturity
Fixed maturities matured	2,587	7,819	22,875
Acquisition of investments
Securities available for sale
Fixed maturities	(337,569)	(459,705)	(505,896)
Equity securities	(26,957)	(3,684)	(19,636)
Securities held to maturity
Fixed maturities	(1,050)	(1,502)	(554)
Net (disbursements) repayment for policy loans	53	(489)	30
Capital expenditures	(19,222)	(18,706)	(22,411)

Net cash used in investing activities	(42,905)	(35,878)	(200,974)

Cash flows from financing activities
Repurchase and retirement of common stock	(6,235)	(32,355)	(7,645)
Change in outstanding checks in excess of bank balances	281	(5,645)	18,353
Repayments of long-term borrowings	(26,367)	(1,640)	(1,639)
Net proceeds from short-term borrowings	15,575	—	—
Proceeds from long-term borrowings	25,000	—	—
Proceeds from annuity contracts	10,691	4,307	8,018
Surrenders of annuity contracts	(9,051)	(7,093)	(7,195)
Other	—	—	6

Net cash provided by (used in) financing activities	9,894	(42,426)	9,898

Net increase (decrease) in cash and cash equivalents	4,645	(5,719)	(194,058)
Cash and cash equivalents
Beginning of year	40,376	46,095	240,153

End of year	$45,021	$40,376	$46,095

The accompanying notes are an integral part of these financial statements

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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
The Company also has two other wholly owned subsidiaries, Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TC). ISI is mainly engaged in providing data processing services to the Company and its subsidiaries. TC is mainly engaged as a third-party administrator for TSS in the administration of the Commonwealth of Puerto Rico Health Insurance Plan (Similar to Medicaid)(Medicaid) business. Also, TC provides healthcare advisory services to TSS and other health insurance-related services to the health insurance industry.
The contract with the Commonwealth of Puerto Rico (the government of Puerto Rico) that allowed us to provide services to Medicaid enrollees, expired by its own terms on September 30, 2010, thus effective October 1st, 2010 we no longer provide services to these enrollees. As a result, TC will cease to exist during 2011.
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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
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
Reclassifications
Certain amounts in the 2009 and 2008 consolidated financial statements were reclassified to conform to the 2010 presentation.
Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents of $626 and $920 at December 31, 2010 and 2009, respectively, consist principally of obligations of government-sponsored enterprises and certificates of deposit with an initial term of less than three months.
Investments
Investment in securities at December 31, 2010 and 2009 consists mainly of obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, obligations of states of the United States and political subdivisions of the states, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and equity securities. The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity. Trading securities are bought and held principally for the purpose of selling them in the near term. Securities classified as held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity. All other securities not included in trading or held to maturity are classified as available for sale.
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
If a fixed maturity security is in an unrealized loss position and the Company has the intent to sell the fixed maturity security, or it is more likely than not that the Company will have to sell the fixed

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
maturity security before recovery of its amortized cost basis, the decline in value is deemed to be other-than-temporary and is recorded to other-than-temporary impairment losses recognized in earnings in the Company’s consolidated statements of earnings. For impaired fixed maturity securities that the Company does not intend to sell or it is more likely than not that such securities will not have to be sold, but the Company expects not to fully recover the amortized cost basis, the credit component of the other-than temporary impairment is recognized in other-than-temporary impairment losses recognized in earnings in the Company’s consolidated statements of earnings and the non-credit component of the other-than-temporary impairment is recognized in other comprehensive income. Furthermore, unrealized losses entirely caused by non-credit related factors related to fixed maturity securities for which the Company expects to fully recover the amortized cost basis continue to be recognized in accumulated other comprehensive income.
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
The unrealized gains or losses on the Company’s equity securities classified as available-for-sale are included in accumulated other comprehensive income as a separate component of stockholders’ equity, unless the decline in value is deemed to be other-than-temporary and the Company does not have the intent and ability to hold such equity securities until their full cost can be recovered, in which case such equity securities are written down to fair value and the loss is charged to other-than-temporary impairment losses recognized in earnings.
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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
Revenue Recognition

a.	Managed Care

Subscriber premiums on the managed care business are billed in advance of their respective coverage period. Managed care premiums are billed in the month prior to the effective date of the policy with a grace period of up to two months. If the insured fails to pay, the policy can be canceled at the end of the grace period at the option of the Company. Managed care premiums are reported as earned when due.

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

Administrative service fees include revenue from certain groups which has managed care contracts that provide for the group to be at risk for all or a portion of their claims experience. For these groups, the Company is not at risk and only handles the administration of the insurance coverage for an administrative service fee. The Company pays claims under self-funded arrangements from its own funds, and subsequently receives reimbursement from these groups. Claims paid under self-funded arrangements are excluded from the claims incurred in the accompanying consolidated financial statements. Administrative service fees under the self-funded arrangements are recognized based on the group’s membership or incurred claims for the period multiplied by an administrative fee rate plus other fees. In addition, some of these self-funded groups purchase aggregate and/or specific stop-loss coverage. In exchange for a premium, the group’s aggregate liability or the group’s liability on any one episode of care is capped for the year. Premiums for the stop-loss coverage are actuarially determined based on experience and other factors and are recorded as earned over the period of the contract in proportion to the coverage provided. This fully insured portion of premiums is included within the premiums earned, net in the accompanying consolidated statements of earnings. The Medicaid contract with the Government of Puerto Rico contained a savings-sharing provision whereby the Government of Puerto Rico shares with TSS a portion of the medical cost savings obtained with the administration of the region served on an administrative service basis. Any savings-sharing amount is recorded when

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
earned as administrative service fees in the accompanying consolidated statements of earnings.
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
In the life and accident and health business deferred acquisition costs consist of commissions and certain expenses related to the production of life, annuity, accident and health, and credit business. In the event that future premiums, in combination with policyholder reserves and anticipated investment income, could not provide for all future maintenance and settlement expenses, the amount of deferred policy acquisition costs would be reduced to provide for such amount. The related amortization is provided over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies. Interest is considered in the amortization of deferred policy acquisition cost and value of business acquired. For these contracts interest is considered at a level rate at the time of issue of each contract, 5.4% for 2010 and 2009, and, in the case of the value of business acquired, at the time of any acquisition. For certain other long-duration contracts, deferred amounts are amortized at historical and forecasted credited interest rates. Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits. The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated net realizable value. In determining estimated net realizable value, the computations give effect to the premiums to be earned, related investment income, losses and loss-adjustment expenses, and certain other

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
costs expected to be incurred as the premium is earned. Costs deferred on universal life and interest sensitive products are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, expenses and surrender charges. Estimates used are based on the Company’s experience as adjusted to provide for possible adverse deviations. These estimates are periodically reviewed and compared with actual experience. When it is determined that future expected experience differs significantly from that assumed, the estimates are revised for current and future issues.
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
Software Development Costs
Costs related to software developed or obtained for internal use that is incurred in the preliminary project stage are expensed as incurred. Once capitalization criteria are met, directly attributable development costs are capitalized and amortized over the expected useful life of the software. Upgrade and maintenance costs are expensed as incurred. During the year ended December 31, 2010 and 2009 the Company capitalized approximately $11,647 and $10,993 associated with the implementation of new software.
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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
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
TSS contracts with various independent practice associations (IPAs) for certain medical care services provided to some policies subscribers. The IPAs are compensated on a capitation basis. In the Medicaid business and one of the MA policies, TSS retains a portion of the capitation payments to provide for incurred but not reported losses. At December 31, 2010 and 2009, total withholdings and capitation payable amounted to $22,428 and $25,568, respectively, which are recorded as part of the claim liabilities in the accompanying consolidated balance sheets.
Claim liabilities include unpaid claims and loss-adjustment expenses of the life and accident and health business based on a case-basis estimate for reported claims, and on estimates, based on experience, for unreported claims and loss-adjustment expenses. The liability for policy and contract claims and claims expenses has been established to cover the estimated net cost of insured claims.
Also included within the claim liabilities is the liability for losses and loss-adjustment expenses for the property and casualty business which represents individual case estimates for reported claims and estimates for unreported losses, net of any salvage and subrogation based on past experience modified for current trends and estimates of expenses for investigating and settling claims.
Claim liabilities are necessarily based on estimates and, while management believes that the amounts are adequate, the ultimate liability may be in excess of or less than the amounts provided. The methods for making such estimates and for establishing the resulting liability are continually reviewed, and any adjustments are reflected in the consolidated statements of earnings in the period determined.
Future Policy Benefits
The liability for future policy benefits has been computed using the level-premium method based on estimated future investment yield, mortality, morbidity and withdrawal experience. The interest rate assumption ranges between 5.0% and 5.40% for all years in issue. Mortality has been calculated

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
principally on select and ultimate tables in common usage in the industry. Withdrawals have been determined principally based on industry tables, modified by Company’s experience.
Policyholder Deposits
Amounts received for annuity contracts are considered deposits and recorded as a liability along with the accrued interest and reduced for charges and withdrawals. Interest incurred on such deposits, which amounted to $1,688, $1,665, and $1,902, during the years ended December 31, 2010, 2009, and 2008, respectively, is recorded as interest expense in the accompanying consolidated statements of earnings.
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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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
Share-Based Compensation
Share-based compensation is measured at the fair value of the award and recognized as an expense in the financial statements over the vesting period. The Company recognizes compensation expense for its stock options based on estimated grant date fair value using the Black-Scholes option-pricing model.
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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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

f.	Short-term Borrowings

The carrying amount of securities sold under agreements to repurchase approximates fair value due to its short-term nature.

g.	Long-term Borrowings

The carrying amounts and fair value of the Company’s long-term borrowings are as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Loans payable to bank	21,027	21,027	22,667	22,667
6.3% senior unsecured notes payable	50,000	49,625	50,000	48,000
6.6% senior unsecured notes payable	35,000	34,388	60,000	57,420
6.7% senior unsecured notes payable	35,000	35,000	35,000	33,320
1.96% repurchase agreement	25,000	24,575	—	—

	$166,027	$164,615	$167,667	$161,407

The carrying amount of the loans payable to bank approximates fair value due to its floating interest-rate structure. The fair value of the senior unsecured notes payable and the repurchase agreement was determined using market quotations. Additional information pertinent to borrowings is included in Note 13.
h.	Derivative Instruments
Current market pricing models were used to estimate fair value of structured notes agreements. Fair values were determined using market quotations provided by outside securities consultants or prices provided by market makers. Additional information pertinent to the estimated fair value of derivative instruments is included in note 14.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
Recently Issued Accounting Standards

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
In October 2010, the FASB issued guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral. This guidance specifies that the following costs incurred in the acquisition of new and renewal contracts should be capitalized: (1) Incremental direct costs of contract acquisition. Incremental direct costs are those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred. (2) Certain costs related directly to the following acquisition activities performed by the insurer for the contract: a. Underwriting, b. Policy issuance and processing, c. Medical and inspection, and d. Sales force contract selling. Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs— Capitalized Advertising Costs, are met. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011. The Company is currently evaluating the impact the adoption of this guidance will have on its financial position or results of operations.
In December 2010, the FASB issued guidance to modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We do not expect the adoption of this guidance to have a significant impact on our financial position or results of operations.
In December 2010, the FASB issued guidance to require a public entity to disclose pro forma information for business combinations that occurred in the current reporting period. The disclosures include pro forma revenue and earnings of the combined entity for the current reporting period as though the acquisition date for all business combinations that occurred during the year had been as of the beginning of the annual reporting period for all the periods presented. This guidance also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This guidance is effective for business combinations for which the acquisition dates is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. We expect to adopt this guidance during 2011 as part of our disclosures related to our business combination. Additional information pertinent to the business combination is included in note 28.
There were no other new accounting pronouncements issued that had or are expected to have a material impact on our financial position, operating results or disclosures.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
3.	Investment in Securities
The amortized cost for debt and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale, and held-to-maturity securities by major security type and class of security at December 31, 2010 and 2009 were as follows:

2010
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trading securities Equity securities	$43,832	$10,738	$(3,471)	$51,099

2009
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Trading securities Equity securities	$42,075	$7,064	$(5,230)	$43,909

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$124,735	$6,650	$—	$131,385
U.S. Treasury securities and obligations of U.S. government instrumentalities	47,427	5,451	—	52,878
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	117,519	3,115	(10)	120,624
Municipal securities	272,383	3,979	(2,798)	273,564
Corporate bonds	102,184	7,698	(250)	109,632
Residential mortgage-backed securities	12,560	801	(1)	13,360
Collateralized mortgage obligations	271,149	6,158	(1,164)	276,143

Total fixed maturities	947,957	33,852	(4,223)	977,586
Equity securities
Common stocks	901	3,430	—	4,331
Preferred stocks	4,298	68	(737)	3,629
Perpetual preferred stocks	1,000	—	(94)	906
Mutual funds	41,551	6,632	(310)	47,873

Total equity securities	47,750	10,130	(1,141)	56,739

Total	$995,707	$43,982	$(5,364)	$1,034,325

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

	2009
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$252,513	$2,240	$(3,325)	$251,428
U.S. Treasury securities and obligations of U.S. government instrumentalities	48,190	3,148	—	51,338
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	154,754	3,113	(1,919)	155,948
Municipal securities	107,441	1,117	(1,851)	106,707
Corporate bonds	102,547	3,546	(728)	105,365
Residential mortgage-backed securities	16,605	677	(1)	17,281
Collateralized mortgage obligations	229,312	4,237	(2,639)	230,910

Total fixed maturities	911,362	18,078	(10,463)	918,977
Equity securities
Common stocks	4,074	3,435	—	7,509
Preferred stocks	4,000	—	(1,325)	2,675
Perpetual preferred stocks	2,849	—	(270)	2,579
Mutual funds	50,608	4,150	(2,832)	51,926

Total equity securities	61,531	7,585	(4,427)	64,689

Total	$972,893	$25,663	$(14,890)	$983,666

	2010
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities held to maturity
Obligations of government-sponsored enterprises	$1,793	$151	$—	$1,944
U.S. Treasury securities and obligations of U.S. government instrumentalties	1,478	203	—	1,681
Corporate bonds	9,443	414	—	9,857
Residential mortgage-backed securities	660	41	—	701
Certificates of deposits	1,241	—	—	1,241

	$14,615	$809	$—	15,424

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009 were as follows:

	2010
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale
Fixed maturities
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	$2,483	$(10)	5	$—	$—	—	$2,483	$(10)	5
Municipal securities	105,280	(2,652)	53	692	(146)	1	105,972	(2,798)	54
Corporate bonds	5,828	(250)	3	—	—	—	5,828	(250)	3
Residential mortgage-backed securities	—	—	—	36	(1)	1	36	(1)	1
Collateralized mortgage obligations	77,417	(1,144)	12	1,953	(20)	1	79,370	(1,164)	13

Total fixed maturities	191,008	(4,056)	73	2,681	(167)	3	193,689	(4,223)	76
Equity securities
Preferred stocks	—	—	—	3,263	(737)	1	3,263	(737)	1
Perpetual preferred stocks	—	—	—	906	(94)	1	906	(94)	1
Mutual funds	2,337	(310)	2	—	—	—	2,337	(310)	2

Total equity securities	2,337	(310)	2	4,169	(831)	2	6,506	(1,141)	4

Total for securities available for sale	$193,345	$(4,366)	75	$6,850	$(998)	5	$200,195	$(5,364)	80

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

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

The Company regularly monitors and evaluates the difference between the cost and estimated fair value of investments. For investments with a fair value below cost, the process includes evaluating: (1) the length of time and the extent to which the estimated fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Company’s intent to sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities, and (5) other factors, as applicable. This process is not exact and further requires consideration of risks such as credit and interest rate risks. Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, other-than temporary impairment may not be appropriate. Due to the subjective nature of the Company’s analysis, along with the judgment that must be applied in the analysis, it is possible that the Company could reach a different conclusion whether or not to impair a security if it had access to additional information about the investee. Additionally, it is possible that the investee’s ability to meet future contractual obligations may be different than what the Company determined during its analysis, which may lead to a different impairment conclusion in future periods. If after monitoring and analyzing impaired securities, the Company determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other-than-temporary, the carrying amount of the security is reduced to its fair value in accordance with current accounting guidance. The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value. In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment. For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.

The Company’s process for identifying and reviewing invested assets for other-than temporary impairments during any quarter includes the following:

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
•	Identification and evaluation of securities that have possible indications of other-than- temporary impairment, which includes an analysis of all investments with gross unrealized investments losses that represent 20% or more of their cost and all investments with an unrealized loss greater than $50.

•	Review and evaluation of any other security based on the investee’s current financial condition, liquidity, near-term recovery prospects, implications of rating agency actions, the outlook for the business sectors in which the investee operates and other factors. This evaluation is in addition to the evaluation of those securities with a gross unrealized investment loss representing 20% or more of cost.

•	Consideration of evidential matter, including an evaluation of factors or triggers that may or may not cause individual investments to qualify as having other-than-temporary impairments; and

•	Determination of the status of each analyzed security as other-than-temporary or not, with documentation of the rationale for the decision.
The Company continues to review the investment portfolios under the Company’s impairment review policy. Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

Obligations of States of the United States and Political Subdivisions of the States, and Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: The unrealized losses on the Company’s investments in obligations of states of the United States and political subdivisions of the states, and in obligations of the Commonwealth of Puerto Rico and its instrumentalities were mainly caused by fluctuations in interest rate and general market conditions. The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment. In addition, most of these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Corporate Bonds: The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions. All corporate bonds included in this table have investment grade ratings and have been in an unrealized position for less than three months. Because the decline in estimated fair value is principally attributable to changes in interest rate; the Company does not intend to sell the investments and its is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Residential Mortgage-Backed Securities and Collateralized Mortgage Obligations: The unrealized losses on investments in residential mortgage-backed securities and collateralized mortgage obligations (CMO’s) were caused by fluctuations in interest rates. The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise. The Company also has investments in private CMOs with amortized cost amounting to $5,785 and $7,608 in 2010 and 2009, respectively (fair value of $6,106 and $6,701, respectively). Any loss in these securities is determined according to the seniority level of each tranche, with the

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Company owns. Because the decline in fair value is attributable to changes in interest rates and not credit quality; the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Preferred Stocks: Because the estimated fair value of this investment has experienced a significant improvement in market value during the past year, the issuer’s capital ratios are above regulatory levels, this particular instrument has a specified maturity, the issuer has continued dividend payments on this instrument and in all of its outstanding debt instruments, the issuer does not have the ability to call the security at a price lower than its stated value, the Company expects to collect all contractual cash flows, the Company does not have the intent to sell the investment, and it is not more likely than not that the Company will be required to sell the investment before market price recovery or maturity and because the Company expects to collect all contractual cash flows, this investments is not considered other-than-temporarily impaired.

Perpetual Preferred Stocks: Because this security has experienced a significant improvement during the past year, the issuers’ capital ratios are above regulatory levels, the Company does not have the intent to sell the investment, and the Company has the intent and ability to hold the investments until a market price recovery, this investment is not considered other-than-temporarily impaired.

Mutual Funds: Most of the unrealized losses in the Company’s investment in one fund that has been in an unrealized loss position less than nine months. Because these funds have been in an unrealized loss position for less than nine months, the Company does not have the intent to sell these investment, and the Company has the ability to hold the investments until a market price recovery, these investments are not considered other-than-temporarily impaired.

Triple-S Management Corporation and Subsidiaries Notes to Consolidated Financial Statements December 31, 2010, 2009 and 2008 (dollar amounts in thousands, except per share data)
Maturities of investment securities classified as available for sale and held to maturity were as follows at December 31, 2010:

	Amortized	Estimated
	Cost	Fair Value
Securities available for sale
Due in one year or less	$10,288	$10,466
Due after one year through five years	92,110	95,731
Due after five years through ten years	203,723	213,045
Due after ten years	358,127	368,841
Residential mortgage-backed securities	12,560	13,360
Collateralized mortgage obligations	271,149	276,143

	$947,957	$977,586

Securities held to maturity
Due in one year or less	$1,241	$1,241
Due after one year through five years	9,443	9,857
Due after ten years	3,271	3,625
Residential mortgage-backed securities	660	701

	$14,615	$15,424

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $4,493 and $4,642 (fair value of $4,702 and 4,758) at December 31, 2010 and 2009, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code of the Commonwealth of Puerto Rico (the Insurance Code). Investment with an amortized cost of $500 and $577 (fair value of $500 and $577) at December 31, 2010 and 2009, respectively, were deposited with the Commissioner of Insurance of the Government of the U.S. Virgin Islands.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
Information regarding realized and unrealized gains and losses from investments for the years ended December 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008
Realized gains (losses)
Fixed maturity securities
Securities available for sale
Gross gains from sales	$1,947	$5,323	$1,876
Gross losses from sales	(505)	(4)	(225)
Gross losses from other-than-temporary impairments	(95)	(1,711)	(3,872)

Total fixed maturity securities	1,347	3,608	(2,221)

Equity securities
Trading securities:
Gross gains from sales	1,083	717	3,358
Gross losses from sales	(961)	(1,381)	(3,160)

	122	(664)	198

Securities available for sale
Gross gains from sales	5,051	3,468	881
Gross losses from sales	(1,086)	(391)	(176)
Gross losses from other-than-temporary impairments	(2,902)	(5,407)	(12,622)

	1,063	(2,330)	(11,917)

Total equity securities	1,185	(2,994)	(11,719)

Net realized gains (losses) on securities	$2,532	$614	$(13,940)

The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.

Changes in unrealized gains (losses)
Recognized in income
Equity securities — trading	$5,433	$10,497	$(21,064)

Recognized in accumulated other comprehensive loss
Fixed maturities — available for sale	22,014	(406)	928
Equity securities — available for sale	5,831	4,583	(5,734)

	$27,845	$4,177	$(4,806)

Not recognized in the consolidated financial statements
Fixed maturities — held to maturity	$113	$(614)	$1,152
The deferred tax liability (asset) on unrealized gains and (losses) recognized in accumulated other comprehensive income during the years 2010, 2009, and 2008 aggregated $(4,243), $(638), and $854, respectively.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
As of December 31, 2010 and 2009 no individual investment in securities exceeded 10% of stockholders’ equity.
4.	Net Investment Income

Components of net investment income were as follows:

	Years ended December 31
	2010	2009	2008
Fixed maturities	$44,371	$46,285	$48,197
Equity securities	3,452	4,077	5,451
Policy loans	441	411	387
Cash equivalents and interest-bearing deposits	197	577	1,003
Other	684	786	1,215

Total	$49,145	$52,136	$56,253

5.	Premium and Other Receivables, Net

Premium and other receivables, net as of December 31 were as follows:

	2010	2009
Premium	$144,501	$98,429
Self-funded group receivables	73,750	70,315
FEHBP	11,001	10,297
Agent balances	37,262	37,888
Accrued interest	9,781	9,287
Reinsurance recoverable	47,342	43,951
Other	22,177	27,999

	345,814	298,166

Less allowance for doubtful receivables:
Premium	13,106	20,280
Other	6,928	4,954

	20,034	25,234

Premium and other receivables, net	$325,780	$272,932

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
6.	Deferred Policy Acquisition Costs and Value of Business Acquired

The movement of deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31, 2010, 2009, and 2008 is summarized as follows:

	DPAC	VOBA	Total
Balance, December 31, 2007	$53,215	$64,024	$117,239

Additions	49,470	—	49,470
VOBA interest at an average rate of 5.40%	—	3,425	3,425
Amortization	(33,442)	(10,345)	(43,787)

Net change	16,028	(6,920)	9,108

Balance, December 31, 2008	69,243	57,104	126,347

Additions	55,632	—	55,632
VOBA interest at an average rate of 5.29%	—	3,066	3,066
Amortization	(35,923)	(9,205)	(45,128)

Net change	19,709	(6,139)	13,570

Balance, December 31, 2009	88,952	50,965	139,917

Additions	54,247	—	54,247
VOBA interest at an average rate of 5.24%	—	2,752	2,752
Amortization	(42,324)	(8,506)	(50,830)

Net change	11,923	(5,754)	6,169

Balance, December 31, 2010	$100,875	$45,211	$146,086

The amortization expense of the deferred policy acquisition costs and value of business acquired is included within the operating expenses in the accompanying consolidated statement of earnings.
The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2011	$7,404
2012	6,602
2013	5,895
2014	5,184
2015	4,561

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
7.	Property and Equipment, Net

Property and equipment, net as of December 31 are composed of the following:

	2010	2009
Land	$7,309	$7,309
Buildings and leasehold improvements	45,472	45,034
Office furniture and equipment	14,401	16,821
Computer equipment and software	89,266	69,652
Automobiles	525	513

	156,973	139,329

Less accumulated depreciation and amortization	80,228	70,526

Property and equipment, net	$76,745	$68,803

8.	Acquired Intangible Asset

On July 1, 2009, the Company, through TSS, entered into an Asset Purchase Agreement (the Agreement) to acquire certain managed care assets of La Cruz Azúl de Puerto Rico, Inc. (LCA) in Puerto Rico and the U.S. Virgin Islands on such date, generating an intangible asset. Such intangible asset, net as of December 31, 2010 and 2009 amounted to $3.9 and $5.6 million, respectively, and is included within other assets in the accompanying consolidated balance sheets. Amortization expense recorded during 2010 and 2009 amounted to $3.6 and $1.3 million. The intangible asset is amortized over the expected life of the acquired assets, which is estimated between 1 and 6 years. The Company may be required to make additional payments depending upon certain conditions as defined in the Agreement, which would have the effect of increasing the intangible asset.

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
The Company uses observable inputs when available. Fair value is based upon quoted market prices when available. If market prices are not available, the Company employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. The Company limits valuation adjustments to those

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
deemed necessary to ensure that the security or derivative’s fair value adequately represents the price that would be received or paid in the marketplace. Valuation adjustments may include consideration of counterparty credit quality and liquidity as well as other criteria. The estimated fair value amounts are subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in estimating fair value could affect the results. The fair value measurement levels are not indicative of risk of investment. The following table summarizes fair value measurements by level at December 31, 2010 and 2009 for assets measured at fair value on a recurring basis:

	2010
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$51,099	$—	$—	$51,099
Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	—	131,385	—	131,385
U.S. Treasury securities and obligations of U.S. government instrumentalities	52,878	—	—	52,878
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	—	120,624	—	120,624
Municipal securities	—	273,564	—	273,564
Corporate Bonds	—	109,632	—	109,632
Residential agency mortgage-backed securities	—	13,360	—	13,360
Collaterized mortgage obligations	—	276,143	—	276,143

Total fixed maturities	52,878	924,708	—	977,586

Equity securities
Common stocks	4,331	—	—	4,331
Preferred stocks	3,629	—	—	3,629
Perpetual preferred stocks	906	—	—	906
Mutual funds	27,858	18,971	1,044	47,873

Total equity securities	36,724	18,971	1,044	56,739

Derivatives (reported within other assets in the consolidated balance sheets)	—	748	—	748

	$140,701	$944,427	$1,044	$1,086,172

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

	2009
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$43,909	$—	$—	$43,909
Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	—	251,428	—	251,428
U.S. Treasury securities and obligations of U.S. government instrumentalities	51,338	—	—	51,338
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	—	155,948	—	155,948
Municipal securities	—	106,707	—	106,707
Corporate Bonds	—	105,365	—	105,365
Residential agency mortgage-backed securities	—	17,281	—	17,281
Collaterized mortgage obligations	—	230,910	—	230,910

Total fixed maturities	51,338	867,639	—	918,977

Equity securities
Common stocks	7,509	—	—	7,509
Preferred stocks	2,675	—	—	2,675
Perpetual preferred stocks	2,579	—	—	2,579
Mutual funds	6,961	44,190	775	51,926

Total equity securities	19,724	44,190	775	64,689

Derivatives (reported within other assets in the consolidated balance sheets)	—	1,608	—	1,608

	$114,971	$913,437	$775	$1,029,183

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009 is as follows:

	Fixed
	Maturity	Equity
	Securities	Securities	Total
Begining balance December 31, 2008	$1,281	$1,086	$2,367
Total gains or losses:
Realized in earnings	(1,281)	—	(1,281)
Unrealized in other accumulated comprehensive income	—	—	—
Purchases and sales	—	(1,086)	(1,086)
Transfers in and/or out of Level 3		775	775

Ending balance December 31, 2009	$—	$775	$775

Total gains or losses:
Realized in earnings	—	—	—
Unrealized in other accumulated comprehensive income	—	(299)	(299)
Purchases and sales	—	568	568
Transfers in and/or out of Level 3		—	—

Ending balance December 31, 2010	$—	$1,044	$1,044

Realized gains or losses on Level 3 investments are included within net realized gains, excluding other-than-temporary impairment losses on securities in the consolidated statements of earnings.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
10.	Claim Liabilities

The activity in claim liabilities during 2010, 2009, and 2008 is as follows:

	2010	2009	2008
Claim liabilities at beginning of year	$360,446	$323,710	$353,830
Reinsurance recoverable on claim liabilities	(30,712)	(30,432)	(54,834)

Net claim liabilities at beginning of year	329,734	293,278	298,996

Claims incurred
Current period insured events	1,594,977	1,594,814	1,429,730
Prior period insured events	(10,067)	(1,887)	(9,918)

Total	1,584,910	1,592,927	1,419,812

Payments of losses and loss-adjustment expenses
Current period insured events	1,316,321	1,309,304	1,192,301
Prior period insured events	269,562	247,167	233,229

Total	1,585,883	1,556,471	1,425,530

Net claim liabilities at end of year	328,761	329,734	293,278
Reinsurance recoverable on claim liabilities	31,449	30,712	30,432

Claim liabilities at end of year	$360,210	$360,446	$323,710

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credits in the claims incurred and loss-adjustment expenses for prior period insured events for 2010, 2009 and 2008 are due primarily to better than expected utilization trends. Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $11,879, $12,945, and $11,989 that is included within the consolidated claims incurred during the years ended December 31, 2010, 2009 and 2008, respectively.

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

The accounting policies for the FEHBP are the same as those described in the Company’s summary of significant accounting policies. Premium rates are determined annually by TSS and approved by the federal government. Claims are paid to providers based on the guidelines

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
determined by the federal government. Operating expenses are allocated from TSS’s operations to the FEHBP based on applicable allocation guidelines (such as, the number of claims processed for each program).

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

The contract with OPM allows for the payment to the Company of service fees as negotiated between TSS and OPM. Service fees, which are included within the other income (expense), net in the accompanying consolidated statements of earnings, for each of the years in the three-year period ended December 31, 2010 amounted to $998, $988, and $931, respectively.

The Company also has funds available related to the FEHBP amounting to $28,093 and $22,797 as of December 31, 2010 and 2009, respectively and are included within the cash and cash equivalents in the accompanying consolidated balance sheets. Such funds must only be used to cover health benefits charges, administrative expenses and service charges required by the FEHBP.

A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations. Accordingly, such reserve is not reflected in the accompanying consolidated balance sheets. The balance of such reserve as of December 31, 2010 and 2009 was $28,092 and $20,483, respectively. The Company received $5,161, $6,343, and $2,540, of payments made from the contingency reserve fund of OPM during 2010, 2009, and 2008, respectively.

The claim payments and operating expenses charged to the FEHBP are subject to audit by the U.S. government. Management is of the opinion that an adjustment, if any, resulting from such audits will not have a significant effect on the accompanying financial statements. The claim payments and operating expenses reimbursed in connection with the FEHBP have been audited through 2004 by OPM.

12.	Short-Term Borrowings

Short-term borrowings of $15,575 at December 31, 2010 represent securities sold under agreements to repurchase. The agreement outstanding at December 31, 2010 matured in January 3, 2011 and accrued interest at fixed rate of 0.50%. The weighted average interest rate for short-term borrowings in 2010 amounted to 0.38%.

The investment securities underlying such agreements were delivered to the dealers with whom the agreements were transacted. The dealers may have sold, loaned, or otherwise disposed of such

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
securities in the normal course of business operations, but have agreed to resell to the Company substantially the same securities on the maturity dates of the agreements.

At December 31, 2010 investment securities available for sale with fair value of $16,199 (face value of $14,630) were pledged as collateral under these agreements.

13.	Long-Term Borrowings

A summary of the borrowings entered by the Company at December 31, 2010 and 2009 is as follows:

	2010	2009
Senior unsecured notes payable of $50,000 issued on September 2004; due September 2019. Interest is payable semiannually at a fixed rate of 6.30%.	$50,000	$50,000
Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	35,000	60,000
Senior unsecured notes payable of $35,000 issued on January 2006; due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.29% and 1.28% at December 31, 2010, and 2009, respectively).	21,027	22,667
Repurchase agreement of $25.0 million entered on November 2010, due November 2015. Interest is payable quarterly at a fixed rate of 1.96%.	25,000	—

Total borrowings	$166,027	$167,667

Aggregate maturities of the Company’s borrowings as of December 31, 2010 are summarized as follows:

Year ending December 31
2011	$1,640
2012	1,640
2013	1,640
2014	1,640
2015	26,640
Thereafter	132,827

$166,027

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company. The Company’s senior unsecured notes contain certain

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
non- financial covenants with which TSS and the Company have complied with at December 31, 2010. On October 1, 2010 we repaid $25.0 million of the principal of 6.60% senior unsecured note.

Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note. Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2010 and 2009 amounted to $781 and $1,041, respectively and are included within other assets in the accompanying consolidated balance sheets.

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

The repurchase agreement has pledged as collateral investment securities available for sale with fair value of $28,453 (face value of $23,918). The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted. The dealers may have loaned, or used as collateral securities in the normal course of business operations. We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on the accompanying consolidated balance sheets.

Interest expense on the above borrowings amounted to $9,210, $9,870, and $10,451, for the years ended December 31, 2010, 2009, and 2008, respectively.

14.	Derivative Instruments and Hedging Activities

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

During 2005 the Company invested in two structured note agreements amounting to $5,000 each, maturing in May 25, 2012, where the interest income received is linked to the performance of the Dow Jones Euro STOXX 50 and Nikkei 225 Equity Indexes (the Indexes). Under these agreements the principal invested by the Company is protected, the only amount that varies according to the performance of the Indexes is the interest to be received upon the maturity of the instruments. Should the Indexes experience a negative performance during the holding period of

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
the structured notes, no interest will be received. The contingent interest payment component within the structured note agreements meets the definition of an embedded derivative. In accordance with the provisions of current accounting guidance, the embedded derivative component of the structured notes is separated from the structured notes and accounted for separately as a derivative instrument.

The changes in the fair value of the embedded derivative component are recorded as gains or losses in earnings in the period of change. During the years ended December 31, 2010, 2009 and 2008 the Company recorded a loss associated with the change in the fair value of this derivative component of $859, $66, and $4,658, respectively. The change in the fair value of the embedded derivative component is included within the other income, net in the accompanying consolidated statement of earnings.

As of December 31, 2010 and 2009, the fair value of the derivative component of the structured notes amounted to $748, and $1,608, respectively, and is included within the Company’s other assets in the accompanying consolidated balance sheets. The investment component of the structured notes is accounted for as held-to-maturity debt securities and is included within the investment in securities in the accompanying consolidated balance sheets. As of December 31, 2010 the fair value and amortized cost of the investment component of both structured notes amounted to $9,857, and $9,443, respectively. As of December 31, 2009 the fair value and amortized cost of the investment component of both structured notes amounted to $9,597 and $9,063, respectively.

15.	Agency Contract and Expense Reimbursement

TSS processed and paid claims as fiscal intermediary for the Medicare — Part B Program until February 2009, the contract termination date. TSS was reimbursed for administrative expenses incurred in performing this service. For the years ended December 31, 2010, 2009, and 2008, TSS billed $21, $1,842, and $8,678, respectively, for such services, which are deducted from operating expenses in the accompanying consolidated statements of earnings.

The operating expense reimbursements in connection with processing Medicare claims have been audited through 2005 by federal government representatives. Management is of the opinion that no significant adjustments will be made affecting cost reimbursements through December 31, 2010.

On September 12, 2008, the Centers for Medicare and Medicaid Services (CMS) announced that First Coast Service Options (FCSO), a non-affiliated third party organization based in Jacksonville, Florida, was awarded the Medicare Administrative Contract (MAC) for Jurisdiction 9 (Florida, Puerto Rico and the U.S. Virgin Islands). FCSO proposed TSS as a subcontractor in MAC Jurisdiction 9 to perform certain provider customer service functions, subject to terms and conditions negotiated between FSCO and TSS. Pursuant to this, TSS billed $2,829 and $2,650 for performing the customer service functions during the years ended December 31, 2010 and 2009, respectively.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
16.	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

	Premiums Earned			Claims Incurred(1)
	2010	2009	2008	2010	2009	2008
Gross	$1,981,700	$1,950,097	$1,777,652	$1,611,289	$1,611,675	$1,439,933
Ceded	(80,600)	(81,013)	(85,308)	(26,379)	(18,748)	(20,121)
Net	$1,901,100	$1,869,084	$1,692,344	$1,584,910	$1,592,927	$1,419,812

(1)	The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $11,879, $12,945, and $11,989 that is included within the consolidated claims incurred during the years ended December 31, 2010, 2009 and 2008, respectively.
TSS, TSP and TSV, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company. Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders. In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts. During 2010, 2009 and 2008 TSP placed 14.37%, 13.53%, and 11.84% of its reinsurance business with one reinsurance company.

TSS has two excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties. Reinsurance contracts are primarily for periods of one year, and are subject to modifications and negotiations in each renewal date. Premiums ceded under these contracts amounted to $11,206, $7,341, and $5,623 in 2010, 2009 and 2008, respectively. Claims ceded amounted to $9,519, $3,870, and $8,407 in 2010, 2009 and 2008, respectively. Principal reinsurance agreements are as follows:
•	Organ transplant excess of loss treaty covering 100% of the claims up to a maximum of $1,000 per person, per life.

•	Routine medical care excess of loss treaty covering 100% of claims from the amount of $100 and up to a maximum of $900 per covered person, per contract year.
TSP has a number of pro rata and excess of loss reinsurance treaties whereby the subsidiary retains for its own account all loss payments for each occurrence that does not exceed the stated amount in the agreements and a catastrophe cover, whereby it protects itself from a loss or disaster of a catastrophic nature. Under these treaties, TSP ceded premiums of $63,746, $67,541, and $72,115, in 2010, 2009, and 2008, respectively.

Reinsurance cessions are made on excess of loss and on a proportional basis. Principal reinsurance agreements are as follows:
•	Property quota share treaty covering for a maximum of $20,000 for any one risk. Under this treaty 32% of the risk is ceded to reinsurers. The remaining exposure is covered by a

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
property per risk excess of loss treaty that provides reinsurance in excess of $500 up to a maximum of $10,000, or the remaining 68% for any one risk. In addition, TSP has an additional property catastrophe excess of loss contract that provides protection for losses in excess of $8,000 resulting from any catastrophe, subject to a maximum loss of $10,000.

•	Personal property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $80,000.

•	Commercial property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $205,000.

•	Property catastrophe excess of loss. This treaty provides protection for $185,000 in excess of $80,000 and $205,000 with respect to personal and commercial lines, respectively, resulting from any catastrophe, subject to a maximum loss of $160,000 in respect of the ceded portion of the Commercial Lines Quota Share.

•	Personal lines quota share. This treaty provides protection of 2.3% on all ground-up losses, subject to a limit of $1,000 for any one risk.

•	Reinstatement premium protection. This treaty provides a maximum limit of approximately $5,000 for personal lines and $13,800 in commercial lines to cover the necessity of reinstating the catastrophe program in the event it is activated.

•	Casualty excess of loss treaty. This treaty provides reinsurance for losses in excess of $225 up to a maximum of $12,000.

•	Medical malpractice excess of loss. This treaty provides reinsurance in excess of $150 up to a maximum of $1,500 per incident.

•	Builders’ risk quota share and first surplus covering contractors’ risk. This treaty provides protection on a 20/80 quota share basis for the initial $2,500 and a first surplus of $10,000 for a maximum of $12,000 for any one risk.

•	Surety quota share treaty covering contract and miscellaneous surety bond business. This treaty provides reinsurance of up to $5,000 for contract surety bonds, subject to an aggregate of $10,000 per contractor and $3,000 per miscellaneous surety bond.
Facultative reinsurance is obtained when coverage per risk is required. All principal reinsurance contracts are for a period of one year, on a calendar basis, and are subject to modifications and negotiations in each renewal.
The ceded unearned reinsurance premiums on TSP arising from these reinsurance transactions amounted to $13,264, and $16,746 at December 31, 2010 and 2009, respectively, and are reported as other assets in the accompanying consolidated balance sheets.
TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $5,648, $6,131, and $7,570, in 2010, 2009, and 2008, respectively. Principal reinsurance agreements are as follows:

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
•	Group life pro rata agreement, reinsuring 50% of the risk up to $250 on the life of any participating individual of certain groups insured. This contract was cancelled on June 30, 2009.

•	Group life insurance facultative agreement, reinsuring risk in excess of $25 of certain group life policies and a combined pro rata and excess of loss agreement effective July 1, 2008, reinsuring 50% of the risk up to $200 and ceding the excess.

•	Group life insurance facultative excess of loss agreements in which TSV retains a portion of the losses on the life of any participating individual of certain groups insured. Any excess will be recovered from the reinsurer. This agreement provides for various retentions ($25, $50 and $75) of the losses. The contract was cancelled during December 2009.

•	Facultative pro rata agreements for the long-term disability insurance, reinsuring 65% of the risk.

•	Accidental death catastrophic reinsurance covering each and every accident arising out of one event or occurrence resulting in the death or dismemberment of five or more persons. The retention for each event is $250 with a maximum of $1,000 for each event and $2,000 per year.

•	Several reinsurance agreements, mostly on an excess of loss basis up to a maximum retention of $50. For certain new life products that have been issued after 1999, the retention limit is $175.
17.	Income Taxes

Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. The Company and its subsidiaries are subject to Puerto Rico income taxes. The Company’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of December 31, 2010, tax years 2005 through 2010 of the Company and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

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

Federal income taxes recognized by the Company’s insurance subsidiaries amounted to approximately $97, $125, and $112, in 2010, 2009, and 2008, respectively.

TSM, TC, and ISI are subject to Puerto Rico income taxes as a regular corporation, as defined in the P.R. Internal Revenue Code, as amended.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
On July 10, 2009 the Governor of Puerto Rico signed into law Puerto Rico’s Act No. 37, which requires certain corporations to pay a 5% additional special tax over the tax obligation through December 31, 2011. The effective tax rate includes the additional special tax, as enacted.

Recently, the Government of Puerto Rico adopted a comprehensive tax reform in two phases. The first phase of the tax reform was enacted in the last quarter of 2010 and was mostly related to reducing the income tax burden to individuals. In 2010 only, corporations received an income tax credit amounting to 7% of the tax determined, defined as the tax liability less certain credits. The second phase of the reform, which was approved on January 31, 2011, provides for the reduction of the maximum corporate income tax rate from 40.95% to approximately 30%, including the elimination of the above mentioned 5% additional special tax for corporations, as well as adding several tax credits and deductions, among other tax reliefs and changes.

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

	2010	2009	2008
Income before taxes	$84,203	$83,651	$31,944
Statutory tax rate	40.95%	40.95%	39.0%

Income tax expense at statutory rate	34,481	34,255	12,458

Increase (decrease) in taxes resulting from
Exempt interest income	(11,955)	(13,201)	(13,561)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(5,336)	(4,759)	(1,336)
Effect of using earnings under statutory accounting principles instead of GAAP for TSS and TSP	(1,430)	(3,089)	6,406
Effect of taxing capital gains at a preferential rate	907	446	(237)
Dividends received deduction	(221)	(262)	(810)
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	—	(239)	—
Other adjustments to deferred tax assets and liabilities	(132)	(771)	(300)
Tax credit benefit	(1,569)	(2,386)	(1,286)
Other permanent disallowances, net:
Effect of capital gains preferential rate on impairments	—	1,385	2,916
Disallowance of expenses related to exempt interest income	1,115	871	1,792
Disallowed interest expense	597	730	1,014
Other	423	1,404	(158)

Total other permanent differences	2,135	4,390	5,564

Other adjustments	522	487	256

Total Income Tax Expense	$17,402	$14,871	$7,154

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2010 and 2009 of the Company and its subsidiaries is composed of the following:

	2010	2009
Deferred tax assets
Allowance for doubtful receivables	$7,679	$9,869
Liability for pension benefits	17,443	13,161
Employee benefits plan	2,509	3,142
Postretirement benefits	1,434	1,668
Deferred compensation	2,185	1,952
Accumulated depreciation	289	312
Impairment loss on investments	2,891	3,654
Contingency reserves	214	214
Share-based compensation	10	592
Unrealized loss on derivative instruments	175	89
Alternative minimum income tax credit	955	955
Purchased tax credits	42	7,388
Other	1,135	754

Gross deferred tax assets	36,961	43,750

Deferred tax liabilities
Deferred policy acquisition costs	(7,359)	(8,103)
Catastrophe loss reserve trust fund	(6,247)	(5,935)
Unrealized gain upon acquisition of GA Life	(539)	(982)
Unrealized gain on trading securities	(1,135)	(285)
Unrealized gain on securities available for sale	(4,658)	(1,626)
Unamortized bond issue costs	(224)	(318)
Other	(9)	(38)

Gross deferred tax liabilities	(20,171)	(17,287)

Net deferred tax asset	$16,790	$26,463

The net deferred tax asset shown in the table above at December 31, 2010 and 2009 is reflected in the consolidated balance sheets as $29,445 and $37,551, respectively, in deferred tax assets and $12,655 and $11,088, in deferred tax liabilities, respectively, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Company.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
18.	Pension Plans
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

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2010 and 2009, accordingly:

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

	2010	2009
Change in benefit obligation
Projected benefit obligation at beginning of year	$90,888	$84,776
Service cost	4,975	4,912
Interest cost	6,033	5,712
Benefit payments	(3,963)	(7,004)
Actuarial losses	15,979	2,492

Projected benefit obligation at end of year	$113,912	$90,888

Accumulated benefit obligation at end of year	$85,858	$67,825

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$53,433	$44,100
Actual return on assets (net of expenses)	8,260	8,337
Employer contributions	9,800	8,000
Benefit payments	(3,963)	(7,004)

Fair value of plan assets at end of year	$67,530	$53,433

Funded status at end of year	$(46,382)	$(37,455)

Amounts in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost
Development of prior service credit
Balance at beginning of year	$(4,922)	$(5,372)
Amortization	449	450

Net prior service credit	(4,473)	(4,922)

Development of actuarial loss
Balance at beginning of year	38,245	42,559
Amortization	(2,400)	(2,487)
(Gain)/Loss arising during the year	11,980	(1,827)

Actuarial net loss	47,825	38,245

Sum of deferrals	$43,352	$33,323

Net amount recognized	$(3,029)	$(4,132)
The amounts recognized in the balance sheets as of December 31, 2010 and 2009 consist of the following:

	2010	2009
Pension liability	$46,382	$37,455
Accumulated other comprehensive loss, net of a deferred tax of $16,373 and $12,944 in 2010 and 2009, respectively	27,821	20,379
The components of net periodic benefit cost income for 2010, 2009, and 2008 were as follows:

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

	2010	2009	2008
Components of net periodic benefit cost
Service cost	$4,976	$4,912	$5,287
Interest cost	6,033	5,712	5,458
Expected return on assets	(4,262)	(4,018)	(5,027)
Amortization of prior service (benefit) cost	(450)	(450)	(450)
Amortization of actuarial loss	2,400	2,487	1,788

Net periodic benefit cost	$8,697	$8,643	$7,056

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

The estimated net loss and prior service benefit that will be amortized from accumulated other comprehensive loss into net periodic pension benefits cost during the next twelve months is as follows:

Prior service cost	$(450)
Actuarial loss	3,129
The following assumptions were used on a weighted average basis to determine benefit obligations of the plan and in computing the periodic benefit cost as of and for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008
Discount rate	6.00%	6.75%	6.75%
Expected return on plan assets	7.75%	7.75%	8.00%
Rate of compensation increase	Graded; 3.50%	Graded; 3.50%	Graded; 3.50%
	to 8.00%	to 8.00%	to 8.00%
As of December 31, 2010, the basis of the overall expected long-term rate of return on assets assumption is a forward-looking approach based on the current long-term capital market outlook assumptions of the assets categories the trust invests in and the trust’s target asset allocation. At December 31, 2010, the assumed target asset allocation for the program is: 44%-56% equity securities, 35%-45% debt securities, and 6%-14% other securities. Using a mean-variance model to project return over 15-years horizon under the target asset allocation, the 35% to 65% percentile range of annual rates of return is 6.4%-8.4%. The Company selected a rate from within this range of 7.75%, which reflects the Company’s best estimate for this assumption based on the data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.10% reduction for other administrative expenses charged to the trust.

The assumed discount rate of 6.00% at December 31, 2010 reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. The Company determined the discount rate based on a range of factors, including a yield curve comprised of the rates of return on high-quality, fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
Plan Assets

Plan assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For level inputs and input definition, see note 9.

The following table summarizes fair value measurements by level at December 31, 2010 for assets measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total
Equity Investments
Domestic Large Cap	$203	$12,934	$1,241	$14,378
Domestic Small Cap	—	3,760	—	3,760
Global equities	2,364	2,562	—	4,926
International Large Cap	2	8,194	—	8,196
International Small Cap	2,700	—	—	2,700
Emerging Markets	—	2,871	—	2,871
Fixed Income Investments
High Yield	176	2,608	346	3,130
Core	(19)	13,786	28	13,795
Long Duration	51	7,865	—	7,916
Real Estate Investments
REIT	(2)	957	2,575	3,530
Real Estate Assets	21	2,307	—	2,328

	$5,496	$57,844	$4,190	$67,530

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2010 is as follows:

	Domestic		Fixed
	Large	Fixed Income	Income	Real
	Cap	High Yield	Core	Estate	Total
Beginning Balance at December 31, 2009	$961	$277	$28	$2,290	$3,556
Actual return on program assets:
Relating to assets still held at the reporting date	180	(7)	—	275	448
Relating to assets sold during the period	—	(66)	—	(112)	(178)
Purchases	100	147	—	122	369
Transfer in and/or out	—	(5)	—	—	(5)

Ending balance at December 31, 2010	$1,241	$346	$28	$2,575	$4,190

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
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
Investments will be made for the sole interest of the participants and beneficiaries of the programs participating in the National Retirement Trust. Accordingly, the assets of the National Retirement Trust shall be invested in accordance with these objectives:
•	Ensure assets are available to meet current and future obligations of the participating programs when due.

•	Invest assets with consideration of the liability characteristics in order to better align assets and liabilities.

•	Earn the maximum return that can be realistically achieved in the markets over the long-term at a specified and controlled level of risk in order to minimize future contributions.

•	Invest the assets with the care, skill, and diligence that a prudent person acting in a like capacity would undertake. In the process, the Administration of the Trust has the objective of controlling the costs involved with administering and managing the investments of the National Retirement Trust.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
Cash Flows

The Company expects to contribute $10,000 to its pension program in 2011.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31
2011	$4,333
2012	4,791
2013	5,795
2014	6,393
2015	7,212
2016 — 2020	53,965
Noncontributory Supplemental Pension Plan

In addition, the Company sponsors a noncontributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits. At December 31, 2010 and 2009, the Company has recorded a pension liability of $4,865 and $3,589, respectively. The charge to accumulated other comprehensive loss related to the noncontributory pension plan at December 31, 2010 and 2009 amounted to $498 and 339, respectively, net of a deferred tax asset of $318 and $217, respectively.

19.	Catastrophe Loss Reserve and Trust Fund

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

This trust may invest its funds in securities authorized by the Insurance Code, but not in investments whose value may be affected by hazards covered by the catastrophic insurance losses. The interest earned on these investments and any realized gains (loss) on investment transactions are part of the trust fund and are recorded as income (expense) of the Company. An amount equal to the investment returns is recorded as an addition to the trust fund.

The interest earning assets in this fund, which amounted to $35,721 and $33,489 as of December 31, 2010 and 2009, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

TSP is required to contribute to the trust fund, if any, on or before January 31 of the following year. Contributions are determined by a rate imposed by the Commissioner of Insurance for the

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
catastrophe policies written in that year. Additions in 2010 and 2009, amounting to $761 and $810, respectively, were determined by applying a rate of 1% to catastrophe premiums written.

The amount in the trust fund may be withdrawn or released in the case that TSP ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.

Retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2010 and 2009 amounted to $35,975 and $34,411, respectively.

20.	Stockholders’ Equity
a.	Common Stock

On December 8, 2008, the Company converted 7 million issued and outstanding Class A shares into Class B shares, in conjunction with the expiration of the lockup agreements signed by holders of Class A shares at the time of the Company’s initial public offering.

For a period of five years after the completion of the IPO on December 7, 2007, subject to the extension or shortening under certain circumstances, each holder of Class B common stock will benefit from anti-dilution protections provided in the Company’s amended and restated certificate of incorporation.

b.	Stock Repurchase Program

The Company repurchased shares of its common stock under a $40,000 share repurchase program authorized by the Company’s Board in October 2008. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During 2009 the Company repurchased and retired 2,021,960 shares at an average per share price of $12.92, for an aggregate cost of $26,120. This repurchase program was completed during 2009.

On September 2010, the Company’s Board approved another repurchase program of its common stock amounting to $30,000. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. During 2010, the Company repurchased and retired 352,791 shares at an average per share price of $17.80, for an aggregate cost of $6,235.

c.	Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2010 and 2009, there are no issued and outstanding preferred shares.

d.	Liquidity Requirements

As members of the BCBSA, the Company and TSS are required by membership standards of the association to maintain liquidity as defined by BCBSA. That is, to maintain net worth exceeding the Company Action Level as defined in the National Association of Insurance Commissioners’ (NAIC) Risk-Based Capital for Insurers Model Act. The companies are in compliance with this requirement.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
21.	Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

			Accumulated
	Unrealized	Liability	Other
	Gains on	for Pension	Comprehensive
	securities	Benefits	Income
Beginning balance at December 31, 2009	$9,141	$(20,717)	$(11,576)
Net current period change	25,717	(6,562)	19,155
Reclassification adjustments for gains and losses reclassified in income	(2,115)	—	(2,115)

Ending balance at December 31, 2010	$32,743	$(27,279)	$5,464

The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2010, 2009 and 2008 are as follows:

	2010
		Deferred Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized holding gains on securities arising during the period	$30,255	$(5,749)	$24,506
Less reclassification adjustment for gains and losses realized in income	(2,410)	1,506	(904)

Net change in unrealized gain	27,845	(4,243)	23,602
Liability for pension benefits	(10,844)	4,282	(6,562)

Net current period change	$17,001	$39	$17,040

	2009
		Deferred Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized holding losses on securities arising during the period	$5,455	$(825)	$4,630
Less reclassification adjustment for gains and losses realized in income	(1,278)	187	(1,091)

Net change in unrealized loss	4,177	(638)	3,539

Liability for pension benefits	4,070	(1,520)	2,550

Net current period change	$8,247	$(2,158)	$6,089

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

	2008
		Deferred Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount
Unrealized holding losses on securities arising during the period	$(18,944)	$2,088	$(16,856)

Less reclassification adjustment for gains and losses realized in income	14,138	(1,234)	12,904

Net change in unrealized loss	(4,806)	854	(3,952)

Liability for pension benefits	(12,411)	4,796	(7,615)
Cash-flow hedges	(93)	37	(56)

Net current period change	$(17,310)	$5,687	$(11,623)

22.	Share-Based Compensation
In December 2007 the Company adopted the 2007 Incentive Plan (the Plan), which permits the Board the grant of stock options, restricted stock awards and performance awards to eligible officers, directors and key employees. The Plan authorizes grants to issue up to 4,700,000 of Class B common shares of authorized but unissued stock. At December 31, 2010, there were 3,282,969 shares available for the Company to grant under the Plan. Stock options can be granted with an exercise price at least equal the stock’s fair market value at the date of grant. The stock option awards vest in equal annual installments over 3 years and its expiration date cannot exceed 7 years. The restricted stock and performance awards are issued at the fair value of the stock on the grant date with vesting periods ranging from one to three years. Restricted stock awards vest in installments, as stipulated in each restricted stock agreement. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards were achieved.
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
The following assumptions were used in the development of fair value of option awards:

	2010	2009	2008
Expected dividend yield	—	—	—
Expected volatility (per year)	43.00%	53.85%	—
Expected term (in years)	4.50	4.50	—
Risk-free interest rate	1.12%	1.47%	—

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
Stock option activity during the year ended December 31, 2010 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding balance at January 1, 2010	1,012,630	$14.47
Grants	4,032	$16.85
Exercised during the year	(21,982)	$14.50
Canceled during the year	(7,242)	$14.50

Outstanding balance at December 31, 2010	987,438	$14.48	3.96	$4,539,767

Exercisable at December 31, 2010	974,525	$14.49	3.94	$4,472,252
The weighted average grant date fair value of options granted during 2010 and 2009 was $6.20 and $5.63, respectively. No options were granted in 2008. There were 21,982 exercised options during 2010. There were no options exercised during the years ended December 31, 2009 and 2008.
A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2010, and changes during the year ended December 31, 2010, are presented below:

	Restricted Awards		Performance Awards
		Weighted		Weighted
		Average		Average
	Number of	Fair	Number of	Exercise
	Shares	Value	Shares	Price
Outstanding balance at January 1, 2010	81,675	$13.77	167,142	$14.46
Granted	16,221	19.26	741	16.85
Vested	—	—	—	—
Lapsed	(78,467)	13.79	(65,479)	14.50
Forefeited	(1,207)	14.50	(98,661)	14.50

Outstanding balance at December 31, 2010	18,222	$18.52	3,743	$13.35

The weighted average grant date fair value of restricted shares granted during the year 2010, 2009 and 2008 were $19.26, $12.33, and $18.81, respectively. Total fair value of restricted stock vested during the year ended December 31, 2010 and 2009 was $1,480 and $1,158, respectively. There were no restricted shares vested during the year ended 2008.
At December 31, 2010 there was $240 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.97 years. The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
23.	Net Income Available to Stockholders and Basic Net Income per Share
The following table sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31, 2010.

	2010	2009	2008
Numerator for earnings per share
Net income available to stockholders	$66,801	$68,780	$24,790

Denominator for basic earnings per share —
Weighted average of common shares	29,034,442	29,494,468	32,120,461

Effect of dilutive securities	207,911	68,862	42,094

Denominator for diluted earnings per share	$29,242,353	$29,563,330	$32,162,555

Basic net income per share	$2.30	$2.33	$0.77
Diluted net income per share	$2.28	$2.33	$0.77
During the years ended December 31, 2010, 2009 and 2008, the weighted average of all stock option shares of 1,027, 1,012,594, and 999,309, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.
24.	Commitments
The Company leases its regional offices, certain equipment, and warehouse facilities under noncancelable operating leases. Minimum annual rental commitments at December 31, 2010 under existing agreements are summarized as follows:

Year ending December 31
2011	$7,461
2012	7,798
2013	7,907
2014	8,109
2015	1,779
Thereafter	2,993

Total	$36,047

Rental expense for 2010, 2009, and 2008 was $4,546, $4,690, and $3,532, respectively, after deducting the amount of $112, $132, and $265, respectively, reimbursed by CMS for the administration of the Medicare Part B Program (see note 15).
25.	Contingencies
Legal Proceedings
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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
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
Hau et al Litigation (formerly known as Jordan et al)
On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Company, the Company’s subsidiary TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million. After extensive discovery, Plaintiffs amended their complaint for the third time and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code. In addition, the Plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Corporation and TSS. Two of the original plaintiffs were also eliminated from the Third Amended Complaint (TAC). The TAC only alleges breach of seven share acquisition agreements, breach of the provider contract by way of discriminatory audits and improper payment of services rendered. Against former President of the Company, Plaintiffs allege a claim for libel and slander. Discovery is ongoing. The Company intends to vigorously defend this claim.
Dentists Association Litigation
On February 11, 2009, the Puerto Rico Dentists Association (Colegio de Cirujanos Dentistas de Puerto Rico) filed a complaint in the Court of First Instance against 24 health plans operating in Puerto Rico that offer dental health coverage. The Company and two of its subsidiaries, TSS and TCI were included as defendants. This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated; however, the complaint does not include a single dentist as a class representative nor a definition of the intended class.
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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
Puerto Rico Insurance Companies Association is the hub of an alleged conspiracy concocted by the member plans to defraud dentists. There are numerous available defenses to oppose both the request for class certification and the merits. The Corporation intends to vigorously defend this claim.
Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Corporation, opposed. The federal district court in Florida decided that it lacked jurisdiction under the Class Action Fairness Act (CAFA) and remanded the case to state court. The removing defendants petitioned to appeal to the First Circuit Court of Appeals. Having accepted the appeal, the First Circuit Court of Appeals issued an order in late October 2009 which found the lower court’s decision premature. The Court of Appeals remanded the case to the federal district court in Puerto Rico (the DC) and allowed limited discovery to determine whether the case should be heard in federal court pursuant to CAFA. The parties completed the limited discovery in August 2010 and supplemented their previous filings.
On February 8, 2011 the DC issued its Opinion and Order, denying plaintiff’s motion to remand the case to state court because the injuries alleged in the complaint could be suffered outside Puerto Rico. It also decided to retain jurisdiction.
The Company plans to petition the DC to reconsider its ruling, pointing to clear evidence that the removing defendants are not primary defendants for purposes of CAFA and therefore, the case should be heard in state court.
Colón Litigation
On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSS predecessor stock, filed suit against TSS and the Puerto Rico Commissioner of Insurance (the “Commissioner”) in the Court of First Instance. The sale of that share to Mr. Colón-Dueño was voided in 1999 pursuant to an order issued by the Commissioner in which the sale of 1,582 shares to a number of TSS shareholders was voided. TSS, however, appealed the Commissioner’s order before the Puerto Rico Court of Appeals, which upheld the order on March 31, 2000. Plaintiff requests that the court direct TSS to return his share of stock and compensate him for alleged damages in excess of $500,000 plus attorney’s fees. On January 13, 2011 case was dismissed [with prejudice] and plaintiff filed an appeal on the Puerto Rico Court of Appeals. The Company is vigorously contesting this lawsuit because, among other reasons, the Commissioner’s order is final and cannot be collaterally attacked in this litigation.
Claims by Heirs of Former Shareholders
The Company and TSS are defending five individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 71 shares of the Corporation or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Company’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper. One of the cases is in its initial stage; one case was dismissed [with prejudice] and plaintiff filed a request for reconsideration; in the other cases, discovery has been completed and the parties are awaiting trial. Management believes all these claims are time barred under one or more statutes of limitations and other grounds and is vigorously defending them. This belief is supported by the outcome of a similar claim brought by non-medical heirs against us in 2009. The Puerto Rico Court of Appeals

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
dismissed that case as time barred under the two year statute of limitations contained in the local securities law, and the Puerto Rico Supreme Court denied the plaintiffs petition for certiorari in January 2011.
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
Intrusions into TCI’s Internet IPA Database
On September 21, 2010, the Company learned from a competitor that a specific internet database managed by our subsidiary TCI, containing information pertaining to individuals previously insured by TSS under the Government of Puerto Rico’s Health Insurance Plan (“HIP”) and to independent practice associations (“IPAs”) that provided services to those individuals, had been accessed without authorization by certain of the Company’s competitor’s employees from September 9 to September 15, 2010. TCI served as a third-party administrator for TSS in the administration of its HIP contracts until September 30, 2010. The Company conducted a thorough investigation with the assistance of external resources, and identified the information that was accessed and downloaded into the competitor’s system. The September 2010 intrusions may have potentially compromised protected health information of approximately 398,000 beneficiaries in the North and Metro-North regions of the HIP. Our investigation also revealed that protected health information of approximately 5,500 HIP beneficiaries, 2,500 Medicare beneficiaries and IPA data from all three HIP regions previously serviced by TSS was accessed through multiple, separate intrusions into the TCI IPA database from October 2008 to August 2010. The Company has no evidence indicating that the stolen information included Social Security numbers. The Company attempted to notify by mail all such beneficiaries whose information may have been compromised by these intrusions and established a toll-free call center to address inquiries and complaints from the individuals to whom notice was provided. The Company has received a total of approximately 1,530 inquiries and no complaints from these individuals.
The Company’s investigation revealed that the security breaches were the result of unauthorized use of one or more active user IDs and passwords specific to the TCI IPA database, and not the result of breaches of TCI’s, TSS’s or the Company’s system security features. Nonetheless, we took measures to strengthen the TCI server security and credentials management procedures and

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
conducted an assessment of our system-wide data and facility security to prevent the occurrence of a similar incident in the future.

The Company was unable to determine the purpose of these breaches and do not know the extent of any fraudulent use of the information or its impact on the potentially affected individuals and IPAs. According to representations made by the Company’s competitor, however, the target was financial information related to IPAs rather than the individuals’ information.

The Company notified the appropriate Puerto Rico and federal government agencies of these events, including and issued public notice of the breaches as required under Puerto Rico and federal law. The Company received a number of inquiries and requests for information related to these events from these government agencies and are cooperating with them.

The Puerto Rico government agency that oversees the HIP has levied a fine of $100 on TSS in connection with these incidents, but following our request for reconsideration, the agency decided to withdraw the fine until the pertinent federal authorities conclude their investigations of this matter. The Compnay does not have sufficient information at this time to predict whether any future action by government entities or others as a result of the data breaches would adversely affect our business, financial condition or results of operations.

26.	Statutory Accounting

TSS, TSV and TPS (collectively known as the regulated subsidiaries) are regulated by the Commissioner of Insurance. The regulated subsidiaries are required to prepare financial statements using accounting practices prescribed or permitted by the Commissioner of Insurance, which differ from GAAP.

The accumulated earnings of TSS, TSV, and TSP are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Such limitations restrict the payment of dividends by insurance companies generally to unrestricted unassigned surplus funds reported for statutory purposes. As more fully described in note 19, a portion of the accumulated earnings of TSP are also restricted by the catastrophe loss reserve balance (amounting to $35,975 and $34,411 as of December 31, 2010 and 2009, respectively) as required by the Insurance Code.

The combined net admitted assets, unassigned surplus and net income of the regulated subsidiaries at December 31, 2010, 2009 and 2008 are as follows:

(dollar amounts in millions)	2010	2009	2008
Net admitted assets	$1,347	$1,298	$1,197
Capital and surplus	458	416	260
Net income	58	43	30

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
27.	Supplementary Information on Cash Flow Activities

	2010	2009	2008
Supplementary information
Noncash transactions affecting cash flows activities
Change in net unrealized gain on securities available for sale, including deferred income tax (asset)/liability of $4,243, $(638), and $854 in 2010, 2009, and 2008, respectively	$(23,602)	$3,539	$(3,952)
Change in cash-flow hedges, including deferred income tax liability of $37	$—	$—	$(56)
Change in liability for pension benefits, and deferred income tax (liability)/asset of $(4,282), $(1,520), $4,796, in 2010, 2009, and 2008, respectively	$(6,562)	$2,550	$(7,615)
Unsettled shares repurchases	$—	$—	$6,235
Unsettled investment sales	$—	$—	$(1,500)
Other
Income taxes paid	$3,187	$15,552	$25,597
Interest paid	$11,925	$11,605	$14,330
28.	Business Combination

On February 7, 2011 the Company announced that its subsidiary, TSS, completed the acquisition of 100% of the outstanding capital stock of Socios Mayores en Salud Holdings, Inc. (SMSH) for approximately $83.0 million in a transaction funded with unrestricted cash. SMSH is the parent company of American Health, Inc., a provider of Medicare Advantage managed care services to over 40,000 dual and non-dual eligible members in Puerto Rico. After this acquisition the Company expects to be better positioned for continued growth in the Medicare Advantage business. The results of operations of SMSH are not reflected in the accompanying consolidated financial statements since the effective date of the transaction is not until 2011. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, as of this date it is not possible to determine the allocation of the purchase price to the net assets acquired.

29.	Segment Information

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
•	Managed Care segment — TSS is engaged in the sale of managed care products to the Commercial, Medicare and Medicaid market sectors. The Commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare supplement. The following represents a description of the major contracts by sector:
•	TSS is a qualified contractor to provide health coverage to federal government employees within Puerto Rico. Earned premiums revenue related to this contract amounted to $130,803, $125,994, and $124,239 for the three-year period ended December 31, 2010, 2009, and 2008, respectively (see note 11).

•	Under its commercial business, TSS also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $63,353, $46,114, and $40,686, for the three-year period ended December 31, 2010, 2009, and 2008, respectively.

•	TSS provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. Earned premium revenue related to the Medicare business amounted to $468,401, $513,823, and $438,723, for the three-year period ended December 31, 2010, 2009, and 2008, respectively.

•	TSS participated in the Medicaid program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the Commonwealth of Puerto Rico, up to September 30, 2010. TSS provided managed care services to Medicaid members in the North and Southwest regions on a fully-insured basis and in the Metro-North region on an Administrative Service Only (ASO) basis. Earned premium revenue related to this business amounted to $284,815, $348,096, and $340,123, for three-year period ended December 31, 2010, 2009, and 2008, respectively. Administrative service fee for the Metro-North Region for the year ended December 31, 2010 and 2009 amounted to $12,535 and $23,299; which is included in the Administrative service fee in the accompanying consolidated statement of earnings.
•	Life Insurance segment — This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through TSV’s internal sales force and a network of independent brokers and agents.

•	Property and Casualty Insurance segment — The predominant insurance lines of business of this segment are commercial multiple peril, auto physical damage, auto liability, and dwelling. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to TSP, net of commissions. Remittances are due 60 days after the closing date of the general agent’s account current.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
The following tables summarize the operations by operating segment for each of the years in the three-year period ended December 31, 2010, 2009, and 2008.

	2010	2009	2008
Operating revenues
Managed care
Premiums earned, net	$1,697,083	$1,673,762	$1,506,665
Fee revenue	39,546	48,643	19,187
Intersegment premiums/fee revenue	6,852	5,995	6,538
Net investment income	19,799	21,641	23,091

Total managed care	1,763,280	1,750,041	1,555,481

Life
Premiums earned, net	105,437	99,726	92,469
Intersegment premiums	382	386	374
Net investment income	17,130	16,763	16,482

Total life	122,949	116,875	109,325

Property and casualty
Premiums earned, net	98,580	95,596	93,211
Intersegment premiums	613	613	610
Net investment income	10,132	11,679	12,545

Total property and casualty	109,325	107,888	106,366

Other segments*
Intersegment service revenues	45,852	52,997	46,578
Operating revenues from external sources	2	—	—

Total other segments	45,854	52,997	46,578

Total business segments	2,041,408	2,027,801	1,817,750

TSM operating revenues from external sources	2,082	2,053	4,135
Elimination of intersegment premiums	(7,847)	(6,994)	(7,523)
Elimination of intersegment service revenue	(45,852)	(52,997)	(46,578)

Consolidated operating revenues	$1,989,791	$1,969,863	$1,767,784

*	Includes segments that are not required to be reported separately, primarily the data processing services organization as well as the third-party administrator of health insurance services.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	2010	2009	2008
Operating income
Managed care	$63,798	$57,193	$52,632
Life	17,334	14,555	12,489
Property and casualty	3,579	8,746	13,147
Other segments*	1,161	1,482	985

Total business segments	85,872	81,976	79,253
TSM operating revenues from external sources	2,082	2,053	4,135
TSM unallocated operating expenses	(9,566)	(9,004)	(9,283)
Elimination of TSM charges	9,619	9,548	9,991

Consolidated operating income	88,007	84,573	84,096
Consolidated net realized investment gains (losses)	2,532	614	(13,940)
Consolidated net unrealized gain (loss) on trading securities	5,433	10,497	(21,064)
Consolidated interest expense	(12,658)	(13,270)	(14,681)
Consolidated other income (expense), net	889	1,237	(2,467)

Consolidated income before taxes	$84,203	$83,651	$31,944

	2010	2009	2008
Depreciation expense
Managed care	$12,282	$6,640	$4,339
Life	674	663	656
Property and casualty	1,680	1,477	1,450

Total business segments	14,636	8,780	6,445

TSM depreciation expense	864	863	922

Consolidated depreciation expense	$15,500	$9,643	$7,367

*	Includes segments that are not required to be reported separately, primarily the data processing services organization as well as the third-party administrator of health insurance services.

60

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	2010	2009
Assets
Managed care	$790,485	$746,674
Life	523,246	487,290
Property and casualty	339,955	351,793
Other segments*	16,842	14,193

Total business segments	1,670,528	1,599,950

Unallocated amounts related to TSM
Cash, cash equivalents, and investments	62,841	39,029
Property and equipment, net	20,712	21,577
Other assets	20,600	4,780

	104,153	65,386

Elimination entries — intersegment receivables and others	(15,002)	(16,632)

Consolidated total assets	$1,759,679	$1,648,704

	2010	2009
Significant noncash items
Net change in unrealized gain on securities available for sale
Managed care	$(8,512)	$(282)
Life	(7,746)	(2,427)
Property and casualty	(2,328)	(489)
Other segments*	(196)	—

Total business segments	(18,782)	(3,198)
Amount related to TSM	(4,820)	(341)

Consolidated net change in unrealized gain on securities available for sale	$(23,602)	$(3,539)

*	Includes segments that are not required to be reported separately, primarily the data processing services organization as well as the third-party administrator of health insurance services.

61

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
30. Quarterly Financial Information (Unaudited)

	2010
	March 31	June 30	September 30	December 31	Total
Revenues
Premiums earned, net	$494,177	$502,761	$496,511	$407,651	$1,901,100
Administrative service fees	12,498	12,166	10,195	4,687	39,546
Net investment income	12,423	12,671	12,794	11,257	49,145

Total operating revenues	519,098	527,598	519,500	423,595	1,989,791
Net realized investment (losses) gains	(1,379)	1,433	(313)	2,791	2,532
Net unrealized investment (losses) gains on trading securities	2,030	(6,010)	4,611	4,802	5,433
Other (loss) income, net	152	(324)	576	485	889

Total revenues	519,901	522,697	524,374	431,673	1,998,645

Benefits and expenses
Claims incurred	425,828	424,838	421,514	324,609	1,596,789
Operating expenses	76,871	76,720	74,111	77,293	304,995

Total operating costs	502,699	501,558	495,625	401,902	1,901,784
Interest expense	3,228	3,372	3,026	3,032	12,658

Total benefits and expenses	505,927	504,930	498,651	404,934	1,914,442

Income before taxes	13,974	17,767	25,723	26,739	84,203

Income tax expense (benefit)
Current	3,544	4,877	6,040	(113)	14,348
Deferred	(762)	(2,167)	(805)	6,788	3,054

Total income taxes	2,782	2,710	5,235	6,675	17,402

Net income	$11,192	$15,057	$20,488	$20,064	$66,801

Basic net income per share	$0.38	$0.52	$0.70	$0.70	$2.30
Diluted net income per share	$0.38	$0.51	$0.70	$0.69	$2.28

62

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008

	2009
	March 31	June 30	September 30	December 31	Total
Revenues
Premiums earned, net	$451,438	$463,072	$476,269	$478,305	$1,869,084
Administrative service fees	8,866	11,319	9,797	18,661	48,643
Net investment income	12,541	13,360	12,955	13,280	52,136

Total operating revenues	472,845	487,751	499,021	510,246	1,969,863
Net realized investment (losses) gains	(1,727)	(1,625)	2,150	1,816	614
Net unrealized investment (losses) gains on trading securities	(2,476)	5,652	4,860	2,461	10,497
Other (loss) income, net	(379)	704	67	845	1,237

Total revenues	468,263	492,482	506,098	515,368	1,982,211

Benefits and expenses
Claims incurred	393,486	395,271	412,392	404,723	1,605,872
Operating expenses	68,252	68,603	71,205	71,358	279,418

Total operating costs	461,738	463,874	483,597	476,081	1,885,290
Interest expense	3,264	3,357	3,338	3,311	13,270

Total benefits and expenses	465,002	467,231	486,935	479,392	1,898,560

Income before taxes	3,261	25,251	19,163	35,976	83,651

Income tax expense (benefit)
Current	451	9,090	2,096	7,560	19,197
Deferred	(1,122)	(2,499)	(1,017)	312	(4,326)

Total income taxes	(671)	6,591	1,079	7,872	14,871

Net income	$3,932	$18,660	$18,084	$28,104	$68,780

Basic net income per share	$0.13	$0.64	$0.62	$0.96	$2.33
Diluted net income per share	$0.13	$0.63	$0.62	$0.96	$2.33
31.	Subsequent Events
The Company evaluated subsequent events through the date the financial statements were issued. No events, other than those described in these notes, have occurred that require disclosure pursuant to current Accounting Standard Codification.

63

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Balance Sheets

	As of December 31,
(in thousands)	2010	2009
Assets:
Cash and cash equivalents	$167	$361
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $45,753 in 2010 and $31,914 in 2009)	49,649	32,242
Equity Securities (cost of $11,444 in 2010 and $7,800 in 2009)	12,172	6,426
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $974 in 2010)	1,017	—
Investment in subsidiaries	661,886	579,588
Note receivable and accrued interest from subsidiary	44,140	46,354
Due from subsidiaries	—	2,552
Deferred tax assets	18,829	14,984
Other assets	23,139	24,152

Total assets	$810,999	$706,659

Liabilities:
Due to subsidiary	4,182	4,335
Short-term borrowings	15,575	—
Long-term borrowings	116,027	117,667
Liability for pension benefits	51,246	41,044
Other liabilities	6,697	5,841

Total liabilities	193,727	168,887

Stockholders’ equity:
Common stock, class A	9,043	9,043
Common stock, class B	19,773	20,110
Additional paid-in-capital	155,299	159,303
Retained earnings	427,693	360,892
Accumulated other comprehensive income (loss), net	5,464	(11,576)

Total stockholder’s equity	617,272	537,772

Total liabilities and stockholder’s equity	$810,999	$706,659

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
Triple-S Management Corporation
Statements of Earnings

(in thousands)	2010	2009	2008
Investment income	$4,588	$5,068	$7,324
Other revenues	11,385	8,690	8,215

Total revenues	15,973	13,758	15,539

Operating expenses:
General and administrative expenses	9,566	9,004	9,283
Interest expense	6,038	6,693	7,301

Total operating expenses	15,604	15,697	16,584

(Loss) income before income taxes	369	(1,939)	(1,045)

Income tax (benefit) expense	529	(463)	268

(Loss) Income of parent company	(160)	(1,476)	(1,313)
Equity in income of subsidiaries	66,961	70,256	26,103

Net income	$66,801	$68,780	$24,790

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Statements of Cash Flows

(in thousands)	12/31/2010	12/31/2009	12/31/2008
Net income	$66,801	$68,780	$24,790
Adjustment to reconcile net income to net cash (used in)
provided by operating activities:
Equity in net income of subsidiaries	(66,961)	(70,256)	(26,103)
Depreciation and amortization	865	863	922
Shared- based compensation	1,894	3,924	3,268
Deferred income tax (expense) benefit	392	(644)	(363)
Dividends received from subsidiary	15,000	—	—
Other	(314)	934	1,965
Changes in assets and liabilities:
Accrued interest from subisidiary	2,214	1,985	(3,188)
Due from subsidiaries	2,552	6,404	(8,359)
Other assets	148	(175)	(1,173)
Due to subsidiary	(153)	4,138	(5,818)
Other liabilities	(768)	(85)	2,343

Net cash provided by (used in) operating activities	21,670	15,868	(11,716)

Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	(95,346)	(40,996)	(70,684)
Proceeds from sale and maturities of investment in securities
classified as available for sale	71,782	58,324	45,905
Capitalization of subsidiary	(6,000)	—	—
Net (acquisition) retirement of property and equipment	—	(792)	(47)

Net cash (used in) provided by investing activities	(29,564)	16,536	(24,826)

Cash flow from financing activities:
Repayments of borrowings	(26,640)	(1,640)	(1,639)
Net proceeds from short-term borrowings	15,575	—	—
Proceeds from long-term borrowings	25,000	—	—
Repurchase of common stock	(6,235)	(32,355)	(7,645)
Other	—	—	6

Net cash provided by (used in) financing activities	7,700	(33,995)	(9,278)

Net decrease in cash and cash equivalents	(194)	(1,591)	(45,820)
Cash and cash equivalents, beginning of year	361	1,952	47,772

Cash and cash equivalents, end of year	$167	$361	$1,952

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands)
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

(3)	Reclassifications

Certain amounts in the 2009 financial statements were reclassified to conform to the 2010 presentation. We reclassified certain allocations made to subsidiaries related to the liability for pension benefits.

(4)	Long-Term Borrowings

A summary of the long-term borrowings entered into by the Company at December 31, 2009 and 2008 follows:

	2010	2009
Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$35,000	$60,000
Senior unsecured notes payable of $35,000 issued on January 2006; due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.29% and 1.28% at December 31, 2010, and 2009, respectively).	21,027	22,667
Repurchase agreement of $25.0 million entered on November 2010, due November 2015. Interest is payable quarterly at a fixed rate of 1.96%.	25,000	—

Total borrowings	$116,027	$117,667

1

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands)
Aggregate maturities of the Company’s long term borrowings as of December 31, 2010 are summarized as follows:

Year ending December 31
2011	$1,640
2012	1,640
2013	1,640
2014	1,640
2015	26,640
Thereafter	82,827

$116,027

All of the Company’s senior notes can be prepaid at par, in total or partially, five years after issuance as determined by the Company.

Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note. Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2010 and 2009 amounted to $431 and $651, respectively, and are included within the other assets in the accompanying condensed balance sheets.

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

The repurchase agreement has pledged as collateral investment securities available for sale with fair value of $28,453 (face value of $23,918). The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted. The dealers may have loaned, or used as collateral securities in the normal course of business operations. We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on the accompanying consolidated balance sheets.

2

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands)
(5)	Transactions with Related Parties

The following are the significant related-party transactions made for the three-year period ended December 31, 2010, 2009 and 2008:

	2010	2009	2008
Rent charges to subsidiaries	$7,468	$7,422	$7,286
Interest charged to subsidiary on note receivable	2,786	3,015	3,189
Transfers in due to investments purchased	83,502	3,230	—
Transfers out due to investments sold	59,911	6,274	—
As of December 31, 2010 the Company has a note receivable from a subsidiary amounting to $37,000 pursuant to the provisions of Article 29.30 of the Puerto Rico Insurance Code. The note receivable from subsidiary is due on demand; however, pursuant to the requirements established by the Commissioner of Insurance, the parties agreed that no payment of the total principal nor the interest due on the loan will be made without first obtaining written authorization from the Commissioner of Insurance within at least 60 days prior to the proposed payment date. This note bears interest at 6.6% at December 31, 2010 and 2009, respectively. Accrued interest at December 31, 2010 and 2009 amounted to $7,140 and $9,354, respectively.

3

Triple-S Management Corporation and Subsidiaries
Schedule III — Supplementary Insurance Information
For the years ended December 31, 2010, 2009 and 2008

(Dollar amounts in thousands)	Deferred								Amortization of
	Policy								Deferred Policy
	Acquisition		Liability for		Other				Acquisition
	Costs and Value		Future		Policy Claims		Net		Costs and Value	Other	Net
	of Business	Claim	Policy	Unearned	and Benefits	Premium	Investment	Claims	of Business	Operating	Premiums
Segment	Acquired	Liabilities	Benefits	Premiums	Payable	Revenue	Income	Incurred	Acquired	Expenses	Written
2010

Managed care	$—	$236,170	$—	$4,600	$—	$1,700,252	$19,799	$1,497,756	$—	$201,726	$1,700,252
Life insurance	121,555	41,179	236,523	3,724	—	105,819	17,130	49,804	15,168	40,643	105,819
Property and casualty insurance	24,531	82,861	—	90,017	—	99,193	10,132	49,229	32,861	23,656	95,508
Other non-reportable segments, parent company operations and net consolidating entries	—	—	—	—	—	(4,164)	2,084	—	—	(9,059)	—

Total	$146,086	$360,210	$236,523	$98,341	$—	$1,901,100	$49,145	$1,596,789	$48,029	$256,966	$1,901,579

2009

Managed care	$—	$236,366	$—	$6,996	$—	$1,677,080	$21,641	$1,508,185	$—	$184,663	$1,677,080
Life insurance	112,908	40,100	222,619	4,163	—	100,112	16,763	50,353	16,844	35,123	100,112
Property and casualty insurance	27,009	83,980	—	97,183	—	96,209	11,679	47,334	28,284	23,524	95,817
Other non-reportable segments, parent company operations and net consolidating entries	—	—	—	—	—	(4,317)	2,053	—	—	(9,020)	—

Total	$139,917	$360,446	$222,619	$108,342	$—	$1,869,084	$52,136	$1,605,872	$45,128	$234,290	$1,873,009

2008

Managed care	$—	$201,849	$—	$5,585	$—	$1,509,912	$23,091	$1,342,258	$—	$160,591	$1,509,912
Life insurance	101,243	39,948	207,545	3,370	—	92,843	16,482	47,432	16,404	33,000	92,843
Property and casualty insurance	25,104	81,913	—	101,186	—	93,821	12,546	42,111	27,383	23,725	95,867
Other non-reportable segments, parent company operations and net consolidating entries	—	—	—	—	—	(4,232)	4,134	—	—	(9,216)	—

Total	$126,347	$323,710	$207,545	$110,141	$—	$1,692,344	$56,253	$1,431,801	$43,787	$208,100	$1,698,622

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule IV — Reinsurance
For the years ended December 31, 2010, 2009 and 2008

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
(Dollar amounts in thousands)	Amount	Companies (1)	Companies	Amount	to Net
2010

Life insurance in force	$8,926,668	$2,987,054	$—	$5,939,614	0.0%

Premiums:
Life insurance	$111,085	$5,648	$—	$105,437	0.0%
Accident and health insurance	1,708,289	11,206	—	1,697,083	0.0%
Property and casualty insurance	162,326	63,746	—	98,580	0.0%

Total premiums	$1,981,700	$80,600	$—	$1,901,100	0.0%

2009

Life insurance in force	$10,714,252	$2,937,377	$—	$7,776,875	0.0%

Premiums:
Life insurance	$106,243	$6,131	$—	$100,112	0.0%
Accident and health insurance	1,680,496	7,341	—	1,673,155	0.0%
Property and casualty insurance	163,358	67,541	—	95,817	0.0%

Total premiums	$1,950,097	$81,013	$—	$1,869,084	0.0%

2008

Life insurance in force	$10,503,170	$2,823,647	$—	$7,679,523	0.0%

Premiums:
Life insurance	$100,413	$7,570	$—	$92,843	0.0%
Accident and health insurance	1,509,257	5,623	—	1,503,634	0.0%
Property and casualty insurance	167,982	72,115	—	95,867	0.0%

Total premiums	$1,777,652	$85,308	$—	$1,692,344	0.0%

(1)	Premiums ceded on the life insurance business are net of commission income on reinsurance amounting to $42 and $287 for the years ended December 31, 2009 and 2008. None for the year ended December 31, 2010.
See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule V — Valuation and Qualifying Accounts
For the years ended December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

		Additions
	Balance at	Charged to	Charged (Reversal)		Balance at
	Beginning of	Costs and	To Other Accounts	Deductions -	End of
	Period	Expenses	- Describe (1)	Describe (2)	Period
2010

Allowance for doubtful receivables	$25,234	7,118	(9,967)	(2,351)	$20,034

2009

Allowance for doubtful receivables	$14,745	2,149	10,065	(1,725)	$25,234

2008

Allowance for doubtful receivables	$15,925	821	—	(2,001)	$14,745

(1)	Represents premiums adjustment to provide for unresolved reconciliation items with the Government of Puerto Rico and other entities.

(2)	Deductions represent the write-off of accounts deemed uncollectible.
See accompanying independent registered public accounting firm’s report and notes to financial statements.