Form 10-K/A
period 2010-12-31
TRIPLE-S MANAGEMENT CORP
filed 2011-03-29
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

Explanatory Note
     Triple-S Management Corporation (“TSM” or “the Corporation”) is filing this Amendment No. 1 to the Annual Report on Form 10-K/A for the purpose of correcting typographical errors in the PricewaterhouseCoopers LLP’s Report of Independent Registered Public Accounting Firm (“Auditor’s Report”) corresponding to the consolidated financial statements of the Corporation as of December 31, 2010 and 2009, and the results of operations and cash flows for each of the two years in the period ended December 31, 2010 to match the physical original report TSM received. The typographical errors that were corrected include the date of the Auditor’s Report. The auditors’ opinion on the Corporation’s consolidated financial statements, financial statement schedules, and internal control effectiveness remained unchanged. The Auditor’s Report was included in our 2010 Annual Report on Form 10-K as originally filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2011 (the “Original Filing”). Except for the aforementioned corrections to the Auditor’s Report, this Amendment does not amend, modify or update the Original Filing in any respect. Information included in this Amendment is stated as of December 31, 2010 and does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our Original Filing made with the SEC.
     This Annual Report on Form 10-K/A consists of a cover page, this explanatory note, Item 15 (as amended) of the 2010 Annual Report on Form 10-K, including our consolidated financial statements at December 31, 2010 and 2009, and the results of our operations and cash flows for each of the three years in the period ended December 31, 2010, the corrected Auditor’s Report, the signature pages and the required certifications of TSM’s principal executive officer and the principal financial officer.

Triple-S Management Corporation
FORM 10-K
For The Fiscal Year Ended December 31, 2010

Item 15. Exhibits and Financial Statements Schedules	4
SIGNATURES	8
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Exhibits	Description
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

Exhibits	Description
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

Exhibits	Description
21	List of Subsidiaries of TSM (incorporated herein by reference to Exhibit 21 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33865)).

23.1
Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (incorporated herein by reference to Exhibit 23.1 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33865)).

23.2
Consent of Independent Registered Public Accounting Firm (KPMG LLP) (incorporated herein by reference to Exhibit 23.2 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33865)).

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.

99.1	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 99.1 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33865)).
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
Triple-S Management Corporation
Registrant

By:	/s/ Ramón M. Ruiz-Comas Ramón M. Ruiz-Comas	Date: March 29, 2011
President and Chief Executive Officer

By:	/s/ Juan J. Román Juan J. Román	Date: March 29, 2011
Vice President of Finance and Chief Financial Officer
Principal Accounting Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez Luis A. Clavell-Rodríguez	Date: March 29, 2011
Director and Chairman of the Board

By:	/s/ Vicente J. León-Irizarry Vicente J. León-Irizarry	Date: March 29, 2011
Director and Vice-Chairman of the Board

By:	/s/ Jesús R. Sánchez-Colón Jesús R. Sánchez-Colón	Date: March 29, 2011
Director and Assistant Secretary of the Board

By:	/s/ Adamina Soto-Martínez Adamina Soto-Martínez	Date: March 29, 2011
Director

By:	/s/ Carmen Ana Culpeper-Ramírez Carmen Ana Culpeper-Ramírez	Date: March 29, 2011
Director

By:	/s/ Jorge L. Fuentes-Benejam Jorge L. Fuentes-Benejam	Date: March 29, 2011
Director

By:	/s/ Antonio F. Faría-Soto Antonio F. Faría-Soto	Date: March 29, 2011
Director

By:	/s/ Manuel Figueroa-Collazo Manuel Figueroa-Collazo	Date: March 29, 2011
Director

By:	/s/ José Hawayek-Alemañy José Hawayek-Alemañy	Date: March 29, 2011
Director

By:	/s/ Jaime Morgan-Stubbe Jaime Morgan-Stubbe	Date: March 29, 2011
Director

By:	/s/ Roberto Muñoz-Zayas Roberto Muñoz-Zayas	Date: March 29, 2011
Director

By:	/s/ Juan E. Rodríguez-Díaz Juan E. Rodríguez-Díaz	Date: March 29, 2011
Director

Triple-S Management Corporation
Consolidated Financial Statements
December 31, 2010, 2009, and 2008

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Triple-S Management Corporation
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, stockholders’ equity and comprehensive income, and of cash flows present fairly, in all material respects, the financial position of Triple-S Management Corporation and its subsidiaries (the Company) at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules as of and for the years ended December 31, 2010 and 2009 listed in the index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
March 9, 2011
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

The accompanying notes are an integral part of these financial statements

Triple-S Management Corporation
Consolidated Statements of Earnings
Years Ended December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

	2010	2009	2008
Cash flows from operating activities
Net income	$66,801	$68,780	$24,790
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	15,500	9,643	7,367
Net amortization of investments	4,511	744	952
Provision (reversal of provision) for doubtful receivables	(5,200)	10,489	(1,180)
Deferred tax expense (benefit)	3,054	(4,326)	(4,388)
Net realized investment (gains) losses	(2,532)	(614)	13,940
Net unrealized (gains) losses on trading securities	(5,433)	(10,497)	21,064
Share-based compensation	1,894	3,924	3,268
Proceeds from trading securities sold
Equity securities	4,871	4,240	24,640
Acquisition of securities in trading portfolio
Equity securities	(6,506)	(6,132)	(10,737)
Gain on sale of property and equipment	6	—	11
(Increase) decrease in assets
Premium and other receivables, net	(47,648)	(46,263)	(32,210)
Deferred policy acquisition costs and value of business acquired	(6,169)	(13,570)	(9,108)
Other deferred taxes	6,658	900	(8,337)
Other assets	5,223	(1,593)	(933)
Increase (decrease) in liabilities
Claim liabilities	(236)	36,736	(30,120)
Liability for future policy benefits	13,904	15,074	13,414
Unearned premiums	(10,001)	(1,799)	(22,458)
Policyholder deposits	733	1,665	1,902
Liability to FEHBP	2,016	1,845	(10,181)
Accounts payable and accrued liabilities	(3,790)	3,339	15,322

Net cash provided by (used in) operating activities	37,656	72,585	(2,982)

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
Obligations of the Commonw ealth of Puerto
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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

	2009
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$110,602	$(2,264)	21	$25,468	$(1,061)	5	$136,070	$(3,325)	26
Obligations of the Common wealth of Puerto
Rico and its instrumentalities	12,944	(201)	10	58,866	(1,718)	22	71,810	(1,919)	32
Municipal securities	62,292	(1,841)	39	173	(10)	1	62,465	(1,851)	40
Corporate bonds	10,997	(215)	4	7,975	(513)	6	18,972	(728)	10
Residential mortgage-backed securities	—	—	—	36	(1)	1	36	(1)	1
Collateralized mortgage obligations	101,265	(1,732)	21	7,171	(907)	10	108,436	(2,639)	31

Total fixed maturities	298,100	(6,253)	95	99,689	(4,210)	45	397,789	(10,463)	140
Equity securities
Preferred stocks	—	—	—	2,675	(1,325)	1	2,675	(1,325)	1
Perpetual preferred stocks	—	—	—	730	(270)	1	730	(270)	1
Mutual funds	9,994	(907)	4	21,667	(1,925)	15	31,661	(2,832)	19

Total equity securities	9,994	(907)	4	25,072	(3,520)	17	35,066	(4,427)	21

Total for securities available for sale	$308,094	$(7,160)	99	$124,761	$(7,730)	62	$432,855	$(14,890)	161

Securities held to maturity Residential mortgage-backed securities	—	—	—	$55	$(1)	1	$55	$(1)	1

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

	2010
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$51,099	$—	$—	$51,099
Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	—	131,385	—	131,385
U.S. Treasury securities and obligations of U.S. government instrumentalities	52,878	—	—	52,878
Obligations of the Commonw ealth of Puerto Rico and its instrumentalities	—	120,624	—	120,624
Municipal securities	—	273,564	—	273,564
Corporate Bonds	—	109,632	—	109,632
Residential agency mortgage-backed securities	—	13,360	—	13,360
Collaterized mortgage obligations	—	276,143	—	276,143

Total fixed maturities	52,878	924,708	—	977,586

Equity securities
Common stocks	4,331	—	—	4,331
Preferred stocks	3,629	—	—	3,629
Perpetual preferred stocks	906	—	—	906
Mutual funds	27,858	18,971	1,044	47,873

Total equity securities	36,724	18,971	1,044	56,739

Derivatives (reported w ithin other assets in the consolidated balance sheets)	—	748	—	748

	$140,701	$944,427	$1,044	$1,086,172

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)

	2009
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$43,909	$—	$—	$43,909
Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	—	251,428	—	251,428
U.S. Treasury securities and obligations of U.S. government instrumentalities	51,338	—	—	51,338
Obligations of the Commonw ealth of Puerto Rico and its instrumentalities	—	155,948	—	155,948
Municipal securities	—	106,707	—	106,707
Corporate Bonds	—	105,365	—	105,365
Residential agency mortgage-backed securities	—	17,281	—	17,281
Collaterized mortgage obligations	—	230,910	—	230,910

Total fixed maturities	51,338	867,639	—	918,977

Equity securities
Common stocks	7,509	—	—	7,509
Preferred stocks	2,675	—	—	2,675
Perpetual preferred stocks	2,579	—	—	2,579
Mutual funds	6,961	44,190	775	51,926

Total equity securities	19,724	44,190	775	64,689

Derivatives (reported within other assets in the consolidated balance sheets)	—	1,608	—	1,608

	$114,971	$913,437	$775	$1,029,183

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands, except per share data)
•	Managed Care segment — TSS is engaged in the sale of managed care products to the Commercial, Medicare and Medicaid market sectors. The Commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare supplement. The following represents a description of the major contracts by sector:
—	TSS is a qualified contractor to provide health coverage to federal government employees within Puerto Rico. Earned premiums revenue related to this contract amounted to $130,803, $125,994, and $124,239 for the three-year period ended December 31, 2010, 2009, and 2008, respectively (see note 11).

—	Under its commercial business, TSS also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $63,353, $46,114, and $40,686, for the three-year period ended December 31, 2010, 2009, and 2008, respectively.

—	TSS provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. Earned premium revenue related to the Medicare business amounted to $468,401, $513,823, and $438,723, for the three-year period ended December 31, 2010, 2009, and 2008, respectively.

—	TSS participated in the Medicaid program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the Commonwealth of Puerto Rico, up to September 30, 2010. TSS provided managed care services to Medicaid members in the North and Southwest regions on a fully-insured basis and in the Metro-North region on an Administrative Service Only (ASO) basis. Earned premium revenue related to this business amounted to $284,815, $348,096, and $340,123, for three-year period ended December 31, 2010, 2009, and 2008, respectively. Administrative service fee for the Metro-North Region for the year ended December 31, 2010 and 2009 amounted to $12,535 and $23,299; which is included in the Administrative service fee in the accompanying consolidated statement of earnings.
•	Life Insurance segment — This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through TSV’s internal sales force and a network of independent brokers and agents.

•	Property and Casualty Insurance segment —The predominant insurance lines of business of this segment are commercial multiple peril, auto physical damage, auto liability, and dwelling. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to TSP, net of commissions. Remittances are due 60 days after the closing date of the general agent’s account current.
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

2

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2010, 2009 and 2008
(dollar amounts in thousands)
As of December 31, 2010 the Company has a note receivable from a subsidiary amounting to $37,000 pursuant to the provisions of Article 29.30 of the Puerto Rico Insurance Code.The note receivable from subsidiary is due on demand; however, pursuant to the requirements established by the Commissioner of Insurance, the parties agreed that no payment of the total principal nor the interest due on the loan will be made without first obtaining written authorization from the Commissioner of Insurance within at least 60 days prior to the proposed payment date. This note bears interest at 6.6% at December 31, 2010 and 2009, respectively. Accrued interest at December 31, 2010 and 2009 amounted to $7,140 and $9,354, respectively.

`

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

Triple-S Management Corporation and Subsidiaries
Schedule IV — Reinsurance
For the years ended December 31, 2010, 2009 and 2008
(Dollar amounts in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount	Companies (1)	Companies	Amount	to Net
2010

Life insurance in force	$8,926,668	$2,987,054	$—	$5,939,614	0.0%

Premiums:
Life insurance	$111,085	$5,647	$—	$105,438	0.0%
Accident and health insurance	1,708,289	11,206	—	1,697,083	0.0%
Property and casualty insurance	162,326	63,746	—	98,580	0.0%

Total premiums	$1,981,700	$80,599	$—	$1,901,101	0.0%

2009

Life insurance in force	$10,714,252	$2,937,377	$—	$7,776,875	0.0%

Premiums:
Life insurance	$106,243	$6,131	$—	$100,112	0.0%
Accident and health insurance	1,680,496	7,341	—	1,673,155	0.0%
Property and casualty insurance	163,358	67,541	—	95,817	0.0%

Total premiums	$1,950,097	$81,013	$—	$1,869,084	0.0%

2008

Life insurance in force	$10,503,170	$2,823,647	$—	$7,679,523	0.0%

Premiums:
Life insurance	$100,413	$7,570	$—	$92,843	0.0%
Accident and health insurance	1,509,257	5,623	—	1,503,634	0.0%
Property and casualty insurance	167,982	72,115	—	95,867	0.0%

Total premiums	$1,777,652	$85,308	$—	$1,692,344	0.0%

(1)	Premiums ceded on the life insurance business are net of commission income on reinsurance amounting to $42 and $287 for the years ended December 31, 2009 and 2008. None for the year ended December 31, 2010.
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