Form 10-Q
period 2011-03-31
TRIPLE-S MANAGEMENT CORP
filed 2011-05-09
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2011
Common Stock Class A, $1.00 par value	9,042,809
Common Stock Class B, $1.00 par value	19,810,271

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended March 31, 2011

Part I — Financial Information
Item 1. Financial Statements
Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	March	December 31,
	2011	2010
Assets

Investments and cash:
Equity securities held for trading, at fair value	$32,768	$51,099
Securities available for sale, at fair value:
Fixed maturities	995,703	977,586
Equity securities	81,720	56,739
Securities held to maturity, at amortized cost:
Fixed maturities	14,531	14,615
Policy loans	5,898	5,887
Cash and cash equivalents	70,388	45,021

Total investments and cash	1,201,008	1,150,947
Premiums and other receivables, net	290,054	325,780
Deferred policy acquisition costs and value of business acquired	145,385	146,086
Property and equipment, net	79,061	76,745
Deferred tax asset	27,232	29,445
Other assets	87,381	30,367

Total assets	$1,830,121	$1,759,370

Liabilities and Stockholders’ Equity

Claim liabilities	414,215	360,210
Liability for future policy benefits	239,819	236,523
Unearned premiums	91,045	98,341
Policyholder deposits	50,254	49,936
Liability to Federal Employees’ Health Benefits Program (FEHBP)	12,619	15,018
Accounts payable and accrued liabilities	159,400	136,567
Deferred tax liability	21,908	12,655
Short-term borrowings	—	15,575
Long-term borrowings	165,617	166,027
Liability for pension benefits	50,639	51,246

Total liabilities	1,205,516	1,142,098

Stockholders’ equity:
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at March 31, 2011 and December 31, 2010	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 19,810,271 and 19,772,614 shares at March 31, 2011 and December 31, 2010, respectively	19,810	19,773
Additional paid-in capital	153,333	155,299
Retained earnings	438,063	427,693
Accumulated other comprehensive income	4,356	5,464

Total stockholders’ equity	624,605	617,272

Total liabilities and stockholders’ equity	$1,830,121	$1,759,370

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2011	2010
Revenues:
Premiums earned, net	$485,271	$494,177
Administrative service fees	6,595	12,498
Net investment income	11,798	12,423

Total operating revenues	503,664	519,098

Net realized investment losses:
Total other-than-temporary impairment losses on securities	—	(1,855)
Net realized gains, excluding other-than-temporary impairment losses on securities	5,893	476

Total net realized investment gains (losses)	5,893	(1,379)

Net unrealized investment (loss) gain on trading securities	(1,141)	2,030
Other income, net	14	152

Total revenues	508,430	519,901

Benefits and expenses:
Claims incurred	402,573	425,828
Operating expenses	82,711	76,871

Total operating costs	485,284	502,699

Interest expense	3,127	3,228

Total benefits and expenses	488,411	505,927

Income before taxes	20,019	13,974

Income tax expense (benefit):
Current	(153)	3,544
Deferred	9,802	(762)

Total income taxes	9,649	2,782

Net income	$10,370	$11,192

Basic net income per share	$0.36	$0.38
Diluted net income per share	$0.36	$0.38
See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands, except per share data)

	2011	2010
Balance at January 1	$617,272	$537,772
Share-based compensation	793	505
Cash settlement of options granted under share-based compensation plan	(1,259)	—
Stock issued upon the exercise of stock options	94	—
Repurchase and retirement of common stock	(1,557)	—

Comprehensive income (loss):
Net income	10,370	11,192
Net unrealized change in fair value of available for sale securities, net of taxes	(1,641)	13,527
Defined benefit pension plan:
Actuarial gain, net	622	371
Prior service credit, net	(89)	(69)

Total comprehensive income	9,262	25,021

Balance at March 31	$624,605	$563,298

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$10,370	$11,192

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,188	3,012
Net amortization of investments	1,041	755
Provision for doubtful receivables	410	1,732
Deferred tax expense (benefit)	9,802	(762)
Net realized investment (gain) loss on sale of securities	(5,893)	1,379
Net unrealized loss (gain) on trading securities	1,141	(2,030)
Share-based compensation	793	505
Proceeds from trading securities sold:
Equity securities	20,804	1,156
Acquisition of securities in trading portfolio:
Equity securities	(187)	(2,419)
(Increase) decrease in assets:
Premium and other receivables, net	56,690	(18,889)
Deferred policy acquisition costs and value of business acquired	701	(515)
Other deferred taxes	92	3,422
Other assets	1,403	3,926
Increase (decrease) in liabilities:
Claim liabilities	12,339	37,188
Liability for future policy benefits	3,296	3,940
Unearned premiums	(8,015)	(7,194)
Policyholder deposits	270	130
Liability to FEHBP	(2,399)	348
Accounts payable and accrued liabilities	(6,459)	(6,385)

Net cash provided by operating activities	101,387	30,491

(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2011	2010
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$14,986	$23,272
Fixed maturities matured/called	33,964	35,415
Equity securities	9,458	401
Securities held to maturity:
Fixed maturities matured/called	181	1,250
Acquisition of investments:
Securities available for sale:
Fixed maturities	(32,224)	(83,024)
Equity securities	(29,134)	(1,295)
Net outflows for policy loans	(11)	(50)
Acquisition of business, net of $29,370 of cash acquired	(54,058)	—
Net capital expenditures	(3,977)	(4,878)

Net cash used in investing activities	(60,815)	(28,909)

Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	3,454	(4)
Repayments of short-term borrowings	(15,575)	—
Repayments of long-term borrowings	(410)	(410)
Repurchase and retirement of common stock	(1,557)	—
Cash settlements of stock options	(1,259)	—
Proceeds from exercise of stock options	94	—
Proceeds from policyholder deposits	1,824	2,052
Surrenders of policyholder deposits	(1,776)	(2,251)

Net cash used in financing activities	(15,205)	(613)

Net increase in cash and cash equivalents	25,367	969
Cash and cash equivalents:
Beginning of period	45,021	40,376

End of period	$70,388	$41,345

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(1) Basis of Presentation
     The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited. In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries. The consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the U.S. (GAAP) for complete financial statements. These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.
     In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such consolidated interim financial statements have been included. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results for the full year.
(2) Recent Accounting Standards
     There were no new accounting pronouncements issued during the three months ended March 31, 2011 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.
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
     Our Managed Care segment is engaged in the sale of managed care products to the Commercial and Medicare market sectors. Up to September 30, 2010, our Managed Care subsidiary, Triple-S Salud, Inc. (“TSS”) provided managed care services in Puerto Rico to Medicaid members in two regions on a fully-insured basis and in one region on an Administrative Service Only (ASO) basis. The current contracts between the Government and Triple-S for the provision of services to the Medicaid population of Puerto Rico expired by their own terms on September 30, 2010, thus effective October 1st, 2010 we no longer provide services to these members. As discussed further in note 14, our Managed Care segment includes the results of operations and financial condition of American Health since February 1, 2011.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     The following tables summarize the operations by major operating segment for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010
Operating revenues:
Managed Care:
Premiums earned, net	$432,803	$443,059
Administrative service fees	6,595	12,498
Intersegment premiums /service fees	1,500	1,552
Net investment income	4,221	4,962

Total managed care	445,119	462,071

Life Insurance:
Premiums earned, net	26,958	25,806
Intersegment premiums	86	98
Net investment income	4,407	4,206

Total life insurance	31,451	30,110

Property and Casualty Insurance:
Premiums earned, net	25,510	25,312
Intersegment premiums	153	153
Net investment income	2,210	2,735

Total property and casualty insurance	27,873	28,200

Other segments: *
Intersegment service revenues	3,848	13,504
Operating revenues from external sources	2	—

Total other segments	3,850	13,504

Total business segments	508,293	533,885
TSM operating revenues from external sources	462	520
Elimination of intersegment premiums	(1,739)	(1,803)
Elimination of intersegment service fees	(3,848)	(13,504)
Other intersegment eliminations	496	—

Consolidated operating revenues	$503,664	$519,098

*	Includes segments that are not required to be reported separately, primarily the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Operating income:
Managed care	$12,407	$12,648
Life insurance	4,272	3,838
Property and casualty insurance	960	(902)
Other segments *	(6)	187

Total business segments	17,633	15,771
TSM operating revenues from external sources	462	520
TSM unallocated operating expenses	(2,506)	(2,213)
Elimination of TSM intersegment charges	2,791	2,321

Consolidated operating income	18,380	16,399
Consolidated net realized investment gains (losses)	5,893	(1,379)
Consolidated net unrealized (loss) gain on trading securities	(1,141)	2,030
Consolidated interest expense	(3,127)	(3,228)
Consolidated other income, net	14	152

Consolidated income before taxes	$20,019	13,974

Depreciation expense:
Managed care	$4,434	2,228
Life insurance	162	169
Property and casualty insurance	390	399

Total business segments	4,986	2,796
TSM depreciation expense	202	216

Consolidated depreciation expense	$5,188	3,012

*	Includes segments that are not required to be reported separately, primarily the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
Assets:
Managed care	$891,968	$790,485
Life insurance	531,588	523,246
Property and casualty insurance	325,892	339,955
Other segments *	18,586	16,842

Total business segments	1,768,034	1,670,528

Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	61,758	62,841
Property and equipment, net	20,510	20,712
Other assets	17,680	20,600

	99,948	104,153

Elimination entries-intersegment receivables and others	(37,861)	(15,311)

Consolidated total assets	$1,830,121	$1,759,370

*	Includes segments that are not required to be reported separately, primarily the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(4) Investment in Securities
     The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2011 and December 31, 2010, were as follows:

March 31, 2011
		Gross	Gross
		unrealized	unrealized	Estimated
	Cost	gains	losses	fair value
Trading securities:
Equity securities	$26,642	$8,946	$(2,820)	$32,768

December 31, 2010
		Gross	Gross
		unrealized	unrealized	Estimated
	Cost	gains	losses	fair value
Trading securities:
Equity securities	$43,832	$10,738	$(3,471)	$51,099

	March 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$114,514	$5,527	$(36)	$120,005
U.S. Treasury securities and obligations of U.S. government instrumentalities	47,231	4,890	—	52,121
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	143,814	2,362	(279)	145,897
Municipal securities	298,348	6,129	(2,178)	302,299
Corporate bonds	105,778	6,460	(378)	111,860
Residential mortgage-backed securities	10,313	695	—	11,008
Collateralized mortgage obligations	248,053	5,565	(1,105)	252,513

Total fixed maturities	968,051	31,628	(3,976)	995,703
Equity securities:
Common stocks	66	2,646	—	2,712
Preferred stocks	4,311	66	(750)	3,627
Perpetual preferred stocks	1,000	—	(83)	917
Mutual funds	67,346	7,345	(227)	74,464

Total equity securities	72,723	10,057	(1,060)	81,720

Total	$1,040,774	$41,685	$(5,036)	$1,077,423

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$124,735	$6,650	$—	$131,385
U.S. Treasury securities and obligations of U.S. government instrumentalities	47,427	5,451	—	52,878
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	117,519	3,115	(10)	120,624
Municipal securities	272,383	3,979	(2,798)	273,564
Corporate bonds	102,184	7,698	(250)	109,632
Residential mortgage-backed securities	12,560	801	(1)	13,360
Collateralized mortgage obligations	271,149	6,158	(1,164)	276,143

Total fixed maturities	947,957	33,852	(4,223)	977,586
Equity securities:
Common stocks	901	3,430	—	4,331
Preferred stocks	4,298	68	(737)	3,629
Perpetual preferred stocks	1,000	—	(94)	906
Mutual funds	41,551	6,632	(310)	47,873

Total equity securities	47,750	10,130	(1,141)	56,739

Total	$995,707	$43,982	$(5,364)	$1,034,325

	March 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government- sponsored enterprises	$1,793	$130	$—	$1,923
U.S. Treasury securities and obligations of U.S. government instrumentalities	1,477	180	—	1,657
Corporate bonds	9,540	350	—	9,890
Residential mortgage-backed securities	480	27	—	507
Certificates of deposit	1,241	—	—	1,241

Total	$14,531	$687	$—	$15,218

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government- sponsored enterprises	$1,793	$151	$—	$1,944
U.S. Treasury securities and obligations of U.S. government instrumentalities	1,478	203	—	1,681
Corporate bonds	9,443	414	—	9,857
Residential mortgage-backed securities	660	41	—	701
Certificates of deposit	1,241	—	—	1,241

Total	$14,615	$809	$—	$15,424

     Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2011 were as follows:

	March 31, 2011
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$3,408	$(36)	1	$—	$—	—	$3,408	$(36)	1
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	45,441	(279)	9	—	—	—	45,441	(279)	9
Municipal securities	82,182	(2,178)	40	—	—	—	82,182	(2,178)	40
Corporate bonds	11,161	(378)	7	—	—	—	11,161	(378)	7
Collateralized mortgage obligations	63,684	(963)	10	2,085	(142)	1	65,769	(1,105)	11

Total fixed maturities	205,876	(3,834)	67	2,085	(142)	1	207,961	(3,976)	68
Equity securities:
Preferred stocks	—	—	—	3,251	(750)	1	3,251	(750)	1
Perpetual preferred stocks	—	—	—	917	(83)	1	917	(83)	1
Mutual funds	1,116	(227)	1	—	—	—	1,116	(227)	1

Total equity securities	1,116	(227)	1	4,168	(833)	2	5,284	(1,060)	3

Total for securities available for sale	$206,992	$(4,061)	68	$6,253	$(975)	3	$213,245	$(5,036)	71

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2010
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
Equity securities:
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
     Corporate Bonds: The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions. All corporate bonds included in table above have investment grade ratings and have been in an unrealized position for less than six months. Because the decline in estimated fair value is principally attributable to changes in interest rate; the Corporation does not intend to sell the investments and its is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.
     Collateralized Mortgage Obligations: The unrealized losses on investments in collateralized mortgage obligations were mostly caused by fluctuations in interest rates and credit spreads. The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise. The Corporation also has investments in private CMOs. Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Corporation owns. Because the decline in fair value is attributable to changes in interest rates and not credit quality, the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.
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
     Perpetual Preferred Stocks: This security has experienced an improvement in value during the three months ended March 31, 2011. The issuer’s capital ratios are above regulatory levels, the Corporation does not have the

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
intent to sell the investment, and the Corporation has the intent and ability to hold the investments until a market price recovery, this investment is not considered other-than-temporarily impaired.
     Mutual Funds: Most of the unrealized losses in the Company’s investment in funds that have been in an unrealized loss position less than twelve months. Because these funds have been in an unrealized loss position for a short time, the Corporation does not have the intent to sell these investments, and the Corporation has the ability to hold the investments until a market price recovery, these positions are not considered other-than-temporarily impaired.
     Maturities of investment securities classified as available for sale and held to maturity at March 31, 2011 were as follows:

	March 31, 2011
	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$12,923	$13,096
Due after one year through five years	116,068	119,831
Due after five years through ten years	222,842	232,296
Due after ten years	357,852	366,959
Residential mortgage-backed securities	10,313	11,008
Collateralized mortgage obligations	248,053	252,513

	$968,051	$995,703

Securities held to maturity:
Due in one year or less	$1,241	$1,241
Due after one year through five years	9,540	9,890
Due after ten years	3,270	3,580
Residential mortgage-backed securities	480	507

	$14,531	$15,218

     Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     Information regarding realized and unrealized gains and losses from investments for the three months ended March 31, 2011 is as follows:

	Three months ended
	March 31,
	2011	2010
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$221	$32
Gross losses from sales	(151)	(40)
Gross losses from other-than-temporary impairments	—	(95)

Total debt securities	70	(103)

Equity securities:
Trading securities:
Gross gains from sales	3,790	613
Gross losses from sales	(364)	(209)

	3,426	404

Securities available for sale:
Gross gains from sales	2,492	80
Gross losses from sales	(95)	—
Gross losses from other-than-temporary impairments	—	(1,760)

	2,397	(1,680)

Total equity securities	5,823	(1,276)

Net realized gains (losses) on securities	$5,893	$(1,379)

     The other-than-temporary impairments on its fixed maturity securities are attributable to credit losses.

	Three months ended
	March 31,
	2011	2010
Changes in net unrealized gains (losses):
Recognized in income:
Equity securities — trading	$(1,141)	$2,030

Recognized in accumulated other comprehensive income:
Fixed maturities — available for sale	(1,977)	11,574
Equity securities — available for sale	8	4,380

	$(1,969)	$15,954

Not recognized in the consolidated financial statements:
Fixed maturities — held to maturity	$(122)	$98

     The deferred tax liability/asset on unrealized gains and losses, respectively, recognized in accumulated other comprehensive income/ (loss) during the three months ended March 31, 2011 and 2010 aggregated to $328 and $2,427, respectively.
     As of March 31, 2011 and December 31, 2010, no individual investment in securities exceeded 10% of stockholders’ equity.
     Components of net investment income were as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Fixed maturities	$11,070	$11,190
Equity securities	310	896
Policy loans	108	106
Cash equivalents and interest-bearing deposits	83	69
Other	227	162

Total	$11,798	$12,423

(5) Premiums and Other Receivables, Net
     Premiums and other receivables, net as of March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Premium	$101,364	$144,501
Self-funded group receivables	82,992	73,750
FEHBP	12,320	11,001
Agents balances	27,809	37,262
Accrued interest	10,270	9,781
Reinsurance recoverable	48,402	47,342
Other	27,341	22,177

	310,498	345,814

Less allowance for doubtful receivables:
Premiums	13,501	13,106
Other	6,943	6,928

	20,444	20,034

Total premiums and other receivables	$290,054	$325,780

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(6) Claim Liabilities
     The activity in the total claim liabilities for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended
	March 31,
	2011	2010
Claim liabilities at beginning of period	$360,210	$360,446
Reinsurance recoverable on claim liabilities	(31,449)	(30,712)

Net claim liabilities at beginning of period	328,761	329,734

Claim liabilities acquired from American Health	41,666	—
Incurred claims and loss-adjustment expenses:
Current period insured events	412,173	433,309
Prior period insured events	(12,520)	(10,584)

Total	399,653	422,725

Payments of losses and loss-adjustment expenses:
Current period insured events	201,886	178,430
Prior period insured events	185,237	208,350

Total	387,123	386,780

Net claim liabilities at end of period	382,957	365,679
Reinsurance recoverable on claim liabilities	31,258	31,955

Claim liabilities at end of period	$414,215	$397,634

     As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.
     The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2011 is due primarily to better than expected utilization trends.
     Reinsurance recoverable on unpaid claims is reported within the premiums and other receivables, net in the accompanying consolidated financial statements. The claims incurred disclosed in this table exclude the change in the liability for future policy benefits expense, which amounted to $2,920 and $3,103, during the three months ended March 31, 2011 and 2010, respectively.
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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
     The Corporation uses observable inputs when available. Fair value is based upon quoted market prices when available. If market prices are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. The Corporation limits valuation adjustments to those deemed necessary to ensure that the security or derivative’s fair value adequately represents the price that would be received or paid in the marketplace. Valuation adjustments may include consideration of counterparty credit quality and liquidity as well as other criteria. The estimated fair value amounts are subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in estimating fair value could affect the Corporation’s results. The fair value measurement levels are not indicative of risk of investment.
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
(iv) Receivables, Accounts Payable and Accrued Liabilities
     The carrying amount of receivables, accounts payable and accrued liabilities approximates fair value because they mature and should be collected or paid within 12 months after March 31, 2011.
(v) Policyholder Deposits
     The fair value of policyholder deposits is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.
(vi) Borrowings
     The carrying amounts and fair value of the Corporation’s borrowings are as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Loans payable to bank	$20,617	$20,617	$21,027	$21,027
6.3% senior unsecured notes payable	50,000	49,700	50,000	49,625
6.6% senior unsecured notes payable	35,000	34,615	35,000	34,388
6.7% senior unsecured notes payable	35,000	34,930	35,000	35,000
Repurchase agreeement	25,000	24,423	25,000	24,575

Totals	$165,617	$164,285	$166,027	$164,615

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
     The following table summarizes fair value measurements by level at March 31, 2011 and December 31, 2010 for assets measured at fair value on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$32,768	$—	$—	$32,768
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored	—	120,005	—	120,005
U.S. Treasury securities and obligations of U.S government instrumentalities	52,121	—	—	52,121
Obligations of the Commonwealth of Puerto and its instrumentalities	—	145,897	—	145,897
Municipal securities	—	302,299	—	302,299
Corporate bonds	—	111,860	—	111,860
Residential agency mortgage-backed securities	—	11,008	—	11,008
Collateralized mortgage obligations	—	252,513	—	252,513

Total fixed maturities	52,121	943,582	—	995,703

Equity securities
Common stocks	2,712	—	—	2,712
Preferred stocks	3,627	—	—	3,627
Perpetual preferred stocks	917	—	—	917
Mutual funds	56,350	16,898	1,216	74,464

Total equity securities	63,606	16,898	1,216	81,720

Derivatives (reported within other assets in the consolidated balance sheets)	—	566	—	566

Total	$148,495	$961,046	$1,216	$1,110,757

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$51,099	$—	$—	$51,099
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored	—	131,385	—	131,385
U.S. Treasury securities and obligations of U.S government instrumentalities	52,878	—	—	52,878
Obligations of the Commonwealth of Puerto and its instrumentalities	—	120,624	—	120,624
Municipal securities	—	273,564	—	273,564
Corporate bonds	—	109,632	—	109,632
Residential agency mortgage-backed securities	—	13,360	—	13,360
Collateralized mortgage obligations	—	276,143	—	276,143

Total fixed maturities	52,878	924,708	—	977,586

Equity securities
Common stocks	4,331	—	—	4,331
Preferred stocks	3,629	—	—	3,629
Perpetual preferred stocks	906	—	—	906
Mutual funds	27,858	18,971	1,044	47,873

Total equity securities	36,724	18,971	1,044	56,739

Derivatives (reported within other assets in the consolidated balance sheets)	—	748	—	748

Total	$140,701	$944,427	$1,044	$1,086,172

     The fair value of fixed maturity and equity securities included in the Level 2 category were based on market values obtained from independent pricing services, which utilizes evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and when available loan performance data. Because many fixed income securities do not trade on a daily basis, the pricing company’s evaluated pricing applications apply available information as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations. For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available. The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants.
     A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010 is as follows:

	Three months ended
	March 31, 2011			March 31, 2010
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$—	$1,044	$1,044	$—	$775	$775
Total gains or losses:
Realized in earnings	—	—	—	—	—	—
Unrealized in other accumulated comprehensive income	—	72	72	—	—	—
Purchases	—	100	100	—	—	—
Transfers in and/or out of Level 3	—	—	—	—	—	—

Ending balance	$—	$1,216	$1,216	$—	$775	$775

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(8) Share-Based Compensation
     Share-based compensation expense recorded during the three months ended March 31, 2011 and 2010 was $808 and $505, respectively. During the three months ended March 31, 2011 cash received from stock option exercises was $94, the impact of these cash receipts is included within the cash flows from financing activities in the accompanying consolidated statement of cash flows. Also, during the three months ended March 31, 2011, 243,500 options were cash-settled for $1,259 at its fair value at time of settlement. No options were exercised or cash-settled during the three months ended March 31, 2010.
(9) Comprehensive Income
     The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain on	pension	comprehensive
	securities	benefits	income
Balance at January 1	$32,743	$(27,279)	$5,464
Net current period change	(1,641)	533	(1,108)

Balance at March 31,	$31,102	$(26,746)	$4,356

(10) Income Taxes
     Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. The Corporation and its subsidiaries are subject to Puerto Rico income taxes. The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of March 30, 2011, tax years 2004 through 2011 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.
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
     Recently, the government of Puerto Rico adopted a comprehensive tax reform in two phases. The first phase of the tax reform was enacted in the last quarter of 2010 and was mostly related to reducing the income tax burden to individuals. In 2010 only, corporations received an income tax credit amounting to 7% of the tax determined, defined as the tax liability less certain credits. The second phase of the reform, which was approved on January 31, 2011, provides for the reduction of the maximum corporate income tax rate from 39% to approximately 30%, the elimination of a temporary surtax of 5%, as well as adding several tax credits and deductions, among other tax reliefs and changes. As a result of this income tax rate reduction, the consolidated net deferred tax assets were decreased through a one-time charge to the consolidated deferred tax expense of approximately $6.4 million during the three months ended March 31, 2011.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
(11) Pension Plan
     The components of net periodic benefit cost for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended
	March 31, 2011
	2011	2010
Components of net periodic benefit cost:
Service cost	$829	$1,340
Interest cost	1,904	1,547
Expected return on assets	(1,479)	(1,064)
Amortization of prior service benefit	(127)	(113)
Amortization of actuarial loss	888	608

Net periodic benefit cost	$2,015	$2,318

     Employer contributions: The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2010 that it expected to contribute $10,000 to its pension program in 2011. As of March 31, 2011, the Corporation has contributed $2,000 to the pension program. The Corporation expects to further contribute $8,000 to fund its pension program in 2011.
(12) Net Income Available to Stockholders and Net Income per Share
     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31,
	2011	2010
Numerator for earnings per share:
Net income available to stockholders	$10,370	$11,192

Denominator for basic earnings per share:
Weighted average of common shares	28,744,423	29,071,308
Effect of dilutive securities	227,224	155,032

Denominator for diluted earnings per share	28,971,647	29,226,340

Basic net income per share	$0.36	$0.38
Diluted net income per share	$0.36	$0.38
     During the three months ended March 31, 2011, the weighted average of stock option shares of approximately 4,032 was excluded from the denominator for the diluted earnings per share computation because the stock options were anti-dilutive. There were no anti-dilutive stock options during the three months ended March 31, 2010.
(13) Contingencies
     As of March 31, 2011, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.

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
Hau et al Litigation (formerly known as Jordan et al)
     On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million. After extensive discovery, plaintiffs amended their complaint for the third time in December 2010 and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code. In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Corporation and TSS. Two of the original plaintiffs were also eliminated from the Third Amended Complaint (TAC). The TAC only alleges breach of seven share acquisition agreements, breach of the provider contract by way of discriminatory audits and improper payment of services rendered. Against a former President of TSM, Plaintiffs allege a claim for libel and slander. In January 2011, we filed our response and a counterclaim for malicious prosecution and abuse of process. Discovery is ongoing. The Corporation intends to vigorously defend this claim.
Dentists Association Litigation
     On February 11, 2009, the Puerto Rico Dentists Association (Colegio de Cirujanos Dentistas de Puerto Rico) filed a complaint in the Court of First Instance against 24 health plans operating in Puerto Rico that offer dental health coverage. The Corporation and two of its subsidiaries, TSS and Triple-C, Inc. (“TCI”), were included as defendants. This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated.
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
On February 8, 2011 the DC issued its Opinion and Order, denying plaintiff’s motion to remand the case to state court because the injuries alleged in the complaint could be suffered outside Puerto Rico. It also decided to retain jurisdiction. The defendants filed a joint motion to dismiss the case on the merits, because the complaint fails to state a claim upon which relief can be granted. In addition, the parties are engaged in motions practice involving venue.
Colón Litigation
     On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSS predecessor stock, filed suit against TSS and the Puerto Rico Commissioner of Insurance (the “Commissioner”) in the Court of First Instance. The sale of that share to Mr. Colón-Dueño was voided in 1999 pursuant to an order issued by the Commissioner in which the sale of 1,582 shares to a number of TSS shareholders was voided. TSS, however, appealed the Commissioner’s order before the Puerto Rico Court of Appeals, which upheld the order on March 31, 2000. Plaintiff requests that the court direct TSS to return his share of stock and compensate him for alleged damages in excess of $500,000 plus attorney’s fees. On January 13, 2011 case was dismissed with prejudice and plaintiff filed an appeal with the Puerto Rico Court of Appeals. The Corporation is vigorously contesting this lawsuit because, among other reasons, the Commissioner’s order is final and cannot be collaterally attacked in this litigation.
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
(14) Business Combination
     Effective February 7, 2011, the Corporation announced that its subsidiary, TSS completed the acquisition of 100% of the outstanding capital stock of Socios Mayores en Salud Holdings, Inc. (from now on referred to as “American Health” or “AH”), a provider of Medicare Advantage services to over 40,000 dual and non-dual eligible members in Puerto Rico. After this acquisition the Corporation expects to be better positioned for continued growth in the Medicare Advantage business. The acquisition was accounted by the Corporation in accordance with the provisions of Accounting Standard Codification Topic 805, Business Combinations. The results of operations and financial condition of AH are included in the accompanying consolidated financial statements for the period following the effective date of the acquisition. The aggregate purchase price of the acquired entity was preliminarily estimated at

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
approximately $83,428. Direct costs related to the acquisition amounted to $440 and were included in the consolidated operating expenses during the three months ended March 31, 2011.
     Although the closing date of the transaction was February 7, 2011, the consideration amount was determined using AH’s financial position as of January 31, 2011 and as such, TSS has acquired the net assets held by AH as of that date. Therefore, we have recorded a preliminary allocation of the purchase price to AH tangible and intangible assets acquired and liabilities assumed based on their fair value as of January 31, 2011. Additional adjustments to the purchase price allocation may occur for one year after the date of acquisition if new information becomes known about facts and circumstances that existed as of January 31, 2011 that, if known, would have affected the amounts recognized as of that date. Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired. Goodwill will not be deductible for tax purposes and is attributable to synergies and economies of scale expected from the acquisition. The following table summarizes the consideration transferred to acquire AH as of March 31, 2011 and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition.

Cash	$71,525
Due to seller	11,903

Total purchase price	$83,428

Investments and cash and cash equivalents	$70,359
Premiums and other receivables	21,175
Property and equipment	1,665
Intangible assets	35,060
Other assets	9,911
Claim liabilities	(41,666)
Accounts payable and accrued liabilities	(26,710)
Deferred tax liability	(10,518)

Total net assets	$59,276

Goodwill	$24,152

     As of the date of this quarterly report, the external valuation procedures have not progressed to a stage where we can identify and quantify the intangible assets acquired in this transaction. Because the external valuation procedures have not been completed this purchase price allocation is preliminary. In addition, the Company is evaluating certain tax matters and some receivables and accounts payable that could also change the purchase price allocation. As a result, the amount of the final purchase price allocation could differ materially from the amounts presented in the unaudited interim consolidated financial statements. To the extent that any amount is assigned to a tangible or finite live intangible asset, this amount will be depreciated or amortized, as appropriate, to earnings over the expected period of benefit of the asset. At March 31, 2011, we recognized preliminary intangible assets of $35.1 million and goodwill of $24.1 million within the consolidated other assets. During the three months ended March 31, 2011 we recognized $1.4 million of amortization expense related to estimated intangible assets resulting from the AH transaction.
     The consolidated statements of earnings for the three months ended March 31, 2011 include $78,367 and $1,729 related to AH operating revenues and net income, respectively, corresponding to the period subsequent to the effective date of the acquisition. The following unaudited pro forma financial information presents the combined results of operations of the Corporation and AH as if the acquisition had occurred at the beginning of 2010. The unaudited pro forma financial information is not intended to represent or be indicative of the Corporation’s consolidated results

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)
of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Corporation’s future consolidated results of operations.

	Unaudited
	March 31,	March 31,
	2011	2010
Operating revenues	$541,861	$601,830
Net Income	$11,858	$11,058
Basic net income per share	$0.41	$0.38
Diluted net income per share	$0.41	$0.38
     The above pro forma operating revenues and net income considers the following estimated acquisition adjustments:
•	Amortization of intangible assets — based on the estimated fair value of the tangible net assets acquired from AH, we estimate that we will recognize in our consolidated balance sheet intangible assets of approximately $59.2 million, including goodwill. We anticipate an amortization expense for the quarter ended March 2010 and 2011 of $2.1 million and $1.6 million, respectively.

•	Interest expense — represents the interest expense related to the short-term reverse repurchase agreements amounting to $55.0 million to finance the first payment of the acquisition. This agreement was paid during the quarter of the acquisition. Total interest expense related to these reverse repurchase agreements was approximately $42.

•	Net investment income — this pro forma adjustment represents the anticipated bond discount amortization of approximately $31 for the quarter ended March 31, 2010 due to the fair value accounting of investment in securities. For the quarter ended March 31, 2011 an additional bond discount amortization of approximately $9 was recorded.

•	Acquisition costs — we recognized in the quarter ended March 31, 2010 $440 of expenses related to the acquisition.

•	Current income tax expense — we recognized the tax effect of the other pro forma adjustments done to the statement of earnings. During the quarter ended March 31, 2010 the Corporation and AH were subject to Puerto Rico income taxes as a regular corporation at the then enacted tax rate of 41%. The enacted tax rate for the quarter ended March 31, 2011 was 30%.
(15) Subsequent Event
     The Corporation evaluated subsequent events through the date that these consolidated interim financial statements were issued. No events have occurred that required disclosure or adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months ended March 31, 2011. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2010.
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
     We have the exclusive right to use the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands. As of March 31, 2011 we serve approximately 796,000 members across all regions of Puerto Rico and U.S. Virgin Islands, covering approximately 22% of the Puerto Rico population. For the three months ended March 31, 2011, our managed care segment represented approximately 90% of our total consolidated premiums earned. We also have significant positions in the life insurance and property and casualty insurance markets. Our life insurance segment had a market share of approximately 8% (in terms of direct premiums) during the nine months ended September 30, 2010. Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) for the nine months ended September 30, 2010.
     We participate in the managed care market through our subsidiary, Triple-S Salud, Inc. (“TSS”). Our managed care subsidiary is a Blue Cross Blue Shield Association (“BCBSA”) licensee, which provides us with exclusive use of the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.
     We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 5% of our consolidated premiums earned, net for the three months ended March 31 2011.
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

	Three months ended
	March 31,
(Dollar amounts in millions)	2011	2010
Premiums earned, net:
Managed care	$433.3	$443.8
Life insurance	27.0	25.9
Property and casualty insurance	25.7	25.5
Intersegment premiums earned	(0.7)	(1.0)

Consolidated premiums earned, net	$485.3	$494.2

Administrative service fees:
Managed care	$7.6	$13.3
Intersegment administrative service fees	(1.0)	(0.8)

Consolidated administrative service fees	$6.6	$12.5

Operating income:
Managed care	$12.4	$12.7
Life insurance	4.2	3.8
Property and casualty insurance	1.0	(0.9)
Intersegment and other	0.8	0.8

Consolidated operating income	$18.4	$16.4

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
Recent Developments
Business Acquisition
     On February 7, 2011, TSM announced that TSS, our managed care subsidiary, completed the acquisition of 100% of the outstanding capital stock of Socios Mayores en Salud Holdings, Inc. (from now on referred to as “American Health” or “AH”), the ultimate parent company of American Health, Inc., a provider of Medicare Advantage services to over 40,000 dual and non-dual eligible members in Puerto Rico. The cost of this acquisition was approximately $83.4 million, funded with funds obtained from reverse repurchase agreements and unrestricted cash. The consolidated results of operations and financial condition of the Corporation included in this Quarterly Report on Form 10-Q reflects the results of operations of AH from February 1, 2011 and were included within our Managed Care segment. We are currently in the process of obtaining third-party valuations of certain intangible assets; thus, as of this date it is not possible to determine the allocation of the purchase price to the net assets acquired. For additional information regarding the acquisition of AH, please see note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Federal Regulation
     On March 23, 2010, President Obama signed into law federal health reform legislation, known as the Patient Protection and Affordable Care Act. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (collectively, Pub. L. No. 111-148, and referred to herein as “PPACA”), includes certain mandates that took effect in 2010, as well as other requirements that are to be implemented over the next several years. There are many important provisions of the legislation that will require additional guidance and clarification in form of regulations and interpretations in order to fully understand the impact of the legislation on our overall business, which we expect to occur over the next several years. Certain aspects of PPACA are currently being challenged in the judicial system. In addition, Congress may withhold the funding necessary to implement the new reforms or attempt to replace the legislation with amended provisions or repeal it altogether.
     Certain significant provisions of PPACA that will impact our business include, among others, provisions that freeze premium payments to Medicare Advantage health plans beginning in 2011 and that tie such premium to the local Medicare fee for service costs (adjustment will be phased in over between 3 and 7 years depending on the amount of the eventual adjustment), gradual closing of the coverage gap, or “donut hole” on Medicare Part D, provisions that tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings), and stipulated minimum medical loss ratios.
     We currently estimate that our Medicare Advantage premium payments, on average, will decrease by approximately 6% during 2012. To address these reductions, we may have to reduce benefits, charge or increase member premiums, reduce profit margin expectations, or implement some combination of these actions. Such actions could adversely impact our membership growth, revenue expectations, and our operating margins.
     Beginning 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) will be eligible for a quality bonus in their basic premium rates. Initially quality bonuses were limited to the few plans that achieved 4 or more stars as their overall rating, but CMS is using demonstration authority to expand the quality bonus to 3 star plans for a three year period through 2014. In addition, also beginning in 2012, Medicare Advantage star ratings will affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%). In all cases, these rebates percentages are lower than the previous percentage of 75%. Our Medicare Advantage plans are currently rated 2.5 out of 5 stars. Notwithstanding efforts to improve our star ratings and other quality measures prior to 2012, there can be no assurances that we will be successful in doing so. Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates, which could adversely affect the benefits such plans can offer, reduce membership and reduce profit margins.
     The federal health reform legislation is discussed more fully under “Item 1. Business — Regulation” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.
Recent Accounting Standards
     There were no new accounting pronouncements issued during the three months ended March 31, 2011 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

Managed Care Membership

	As of March 31,
	2011	2010
Managed care enrollment:
Commercial [1]	719,982	763,885
Medicare[2]	103,794	66,771
Medicaid [3]	—	534,225

Total	823,776	1,364,881

Managed care enrollment by funding arrangement:
Fully-insured	602,703	915,111
Self-insured	221,073	449,770

Total	823,776	1,364,881

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.

(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership. As of March 31, 2011 total membership attributable to the AH acquisition was 40,835

(3)	Includes rated and self-funded members. We participated in this sector up to September 30, 2010.
Consolidated Operating Results
     The following table sets forth the Corporation’s consolidated operating results. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended
	March 31,
(Dollar amounts in millions)	2011	2010
Revenues:
Premiums earned, net	$485.3	$494.2
Administrative service fees	6.6	12.5
Net investment income	11.8	12.4

Total operating revenues	503.7	519.1

Net realized investment gains (losses)	5.9	(1.4)
Net unrealized investment gain on trading securities	(1.2)	2.0
Other income, net	—	0.2

Total revenues	508.4	519.9

Benefits and expenses:
Claims incurred	402.6	425.8
Operating expenses	82.7	76.9

Total operating expenses	485.3	502.7
Interest expense	3.1	3.2

Total benefits and expenses	488.4	505.9

Income before taxes	20.0	14.0
Income tax expense	9.6	2.8

Net income	$10.4	$11.2

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Operating Revenues
     Consolidated premiums earned, net decreased by $8.9 million, or 1.8%, to $485.3 million during the three months ended March 31, 2011 when compared to the three months ended March 31, 2010. The decrease was mostly due to a decrease in the Medicaid premiums as a result of the termination of the Medicaid contracts effective September 30, 2010. Such decrease was offset in part by an increase in member months in the Medicare business attributed to new members acquired from AH.
     The decrease in administrative service fees of $5.9 million, or 47.2%, to $6.6 million in the 2010 period, is mostly attributed to the termination of the Medicaid contracts effective September 30, 2010.
Net Realized Investment Losses
     Consolidated net realized investment gains of $5.9 million during the 2011 period are the result net realized gains, mainly from the sale of equity securities.
Net Unrealized Losses on Trading Securities
     Consolidated net unrealized losses on trading securities increased by $3.2 million, to a loss of $1.2 million during the three months ended March 31, 2011. This fluctuation is attributed to a lower fair value of our trading securities portfolio.
Claims Incurred
     Consolidated claims incurred decreased by $23.2 million, or 5.4%, to $402.6 million during the three months ended March 31, 2011 when compared to the claims incurred during the three months ended March 31, 2010. This decrease is principally due to lower claims in the Managed Care segment as a result of the termination of the Medicaid contracts effective September 30, 2010, offset in part by an increase in claims incurred in related to the AH acquisition. The consolidated loss ratio decreased by 3.2 percentage points to 83.0%.
Operating Expenses
     Consolidated operating expenses during the three months ended March 31, 2011 increased by $5.8 million, or 7.5%, to $82.7 million as compared to the operating expenses during the three months ended March 31, 2010. This increase is mainly due to $1.0 million increase in depreciation expense related to the Managed Care segment’s new information system, $1.0 million increase in costs related to the implementation of the new information system and to the effect of costs assumed from the termination of the Medicaid business. Approximately $1.4 million of the expense associated to the AH operations are related to the amortization of intangible assets. For the three months ended March 31, 2011, the consolidated operating expense ratio decreased by 1.6 percentage points to 16.8%.
Income Tax Expense
     Consolidated income tax expense during the three months ended March 31, 2011 increased by $6.8 million to $9.6 million as compared to the income tax expense during the three months ended March 31, 2010. The consolidated income tax expense includes a one-time charge of $6.4 million resulting from the reduction of the net deferred tax assets following the reduction in income tax rates after the enactment of the new Puerto Rico tax reform, which was effective January 2011. This tax reform, decreased corporations maximum tax rate from 39% to 30% and eliminated the additional tax rate imposed on a temporary basis. The adjustment to our net deferred tax assets resulted in a consolidated effective tax rate of 48.0%, which is 28.0 percent points higher than last year.

Managed Care Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2011	2010
Operating revenues:
Medical premiums earned, net:
Commercial	$236.4	$234.0
Medicare	194.1	120.5
Medicaid	2.8	89.3

Medical premiums earned, net	433.3	443.8
Administrative service fees	7.6	13.3
Net investment income	4.2	5.0

Total operating revenues	445.1	462.1

Medical operating costs:
Medical claims incurred	378.4	399.6
Medical operating expenses	54.3	49.8

Total medical operating costs	432.7	449.4

Medical operating income	$12.4	$12.7

Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,463,381	1,507,114
Self-funded	724,159	766,283

Total Commercial member months	2,187,540	2,273,397

Medicare:
Medicare Advantage	246,468	173,655
Stand-alone PDP	26,567	28,125

Total Medicare member months	273,035	201,780

Medicaid:
Fully-insured	—	1,012,836
Self-funded	—	589,184

Total Medicaid member months	—	1,602,020

Total member months	2,460,575	4,077,197

Medical loss ratio	87.3%	90.0%
Operating expense ratio	12.3%	10.9%
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Medical Operating Revenues
     Medical premiums earned for the three months ended March 31, 2011 decreased by $10.5 million, or 2.4%, to $433.3 million when compared to the medical premiums earned during the three months ended March 31, 2010. This decrease is principally the result of the following:
•	Medical premiums earned in the Medicaid business decreased by $86.5 million, to $2.8 million during the three months ended March 31, 2011. This fluctuation results from the termination of the Medicaid contracts effective September 30, 2010. The premiums earned reflected in the 2011 period are the result of adjustments that increase the amount receivable corresponding to the risk sharing agreement with the government of Puerto Rico included in the Metro-North region contract.

•	Medical premiums generated by the Medicare business increased during the three months ended March 31, 2011 by $73.6 million, or 61.1%, to $194.1 million. This fluctuation is the result of an overall increase in the member months enrollment of this business by 71,255, or 35.3%, when compared with the same period in 2010. Increase in member month enrollment was attributed to new members acquired from AH effective February 1,

2011, offset in part by a decrease in member months in our dual eligible product. Total member months from AH amounted to 81,957 during the three months ended March 31, 2011.
•	Medical premiums generated by the Commercial business increased by $2.4 million, or 1.0%, to $236.4 million during the three months ended March 31, 2011. This fluctuation is primarily the result of an increase in average premium rates in rated group policies of approximately 5.0% partially offset by a decrease in member months enrollment by 43,733, or 2.9%.
     Administrative service fees decreased by $5.7 million, or 42.9%, to $7.6 million during the three months ended March 31, 2011. This fluctuation results from the termination of the Medicaid contracts effective September 30, 2010 as well as a lower self-insured commercial member months enrollment during the 2011 period.
     Medical Claims Incurred
     Medical claims incurred during the three months ended March 31, 2011 decreased by $21.2 million, or 5.3%, to $378.4 million when compared to the three months ended March 31, 2011. The medical loss ratio (“MLR”) of the segment decreased 2.7 percentage points during the 2011 period, to 87.3%. These fluctuations are primarily attributed to the effect of the following:
•	The medical claims incurred of the Medicaid business were $93.4 million, or 5.8%, lower than the prior year mostly due to the termination of the Medicaid contracts effective September 30, 2010.

•	The medical claims incurred of the Commercial business increased by $2.2 million, or 1.0%, during the 2011 period and its MLR increased by 0.1 percentage points. The higher MLR is primarily due to the effect of prior period reserve developments in the 2011 and 2010 periods. Excluding the effect of prior period reserve developments, the MLR decreased by 0.5 percentage points, mostly resulting from a lower utilization trends in 2011.

•	The medical claims incurred of the Medicare business increased by $70.0 million, or 71.0% during the 2011 period primarily due to the acquisition of AH effective February 1, 2011. Total claims incurred during the 2011 period related to the AH business amounted to $68.7 million. The MLR of this business was 86.8%, which is 5.1 percentage points higher than the MLR for the prior year. The higher MLR is due to the addition of AH which has a higher MLR than our other Medicare products as well as higher utilization trends in our non-dual product as compared to last year.
Medical Operating Expenses
     Medical operating expenses for the three months ended March 31, 2011 increased by $4.5 million, or 9.0%, to $54.3 million when compared to the three months ended March 31, 2010. This increase is mainly due to $1.0 million increase in depreciation expense related with the segment’s new information system, $1.0 million increase in costs related to the implementation of this new information system and to the effect of cost assumed from the termination of the Medicaid business. Approximately $1.4 million of the expenses associated to the AH operations are related to the amortization of intangible assets. Total operating expenses during the three months ended March 31, 2011 related to the AH business amounted to $7.9 million. The operating expense ratio increased by 1.4 percentage points, from 10.9% in 2010 to 12.3% in 2011.

Life Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2011	2010
Operating revenues:
Premiums earned, net:
Premiums earned	$28.5	$27.3
Premiums earned ceded	(1.5)	(1.4)

Premiums earned, net	27.0	25.9
Net investment income	4.4	4.2

Total operating revenues	31.4	30.1

Operating costs:
Policy benefits and claims incurred	12.6	12.4
Underwriting and other expenses	14.6	13.9

Total operating costs	27.2	26.3

Operating income	$4.2	$3.8

Additional data:
Loss ratio	46.7%	47.9%
Operating expense ratio	54.1%	53.7%
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Operating Revenues
     Premiums earned, net for the three months ended March 31, 2011 increased by $1.1 million, or 4.2% to $27.0 million when compared to the three months ended the March 31, 2010. Such increase is primarily related to higher sales in Individual Life and Special Risk lines of business.
Policy Benefits and Claims Incurred
     Policy benefits and claims incurred for the three months ended March 31, 2011 increased by $0.2 million, or 1.6%, to $12.6 million when compared to the three months ended March 31, 2010, as a result of an increase in the Group Life benefits and policy surrenders, offset in part by lower benefits in the Individual Life and Group Health lines of business. The loss ratio for the period improved from 47.9% in 2010 to 46.7% in 2011, or 1.2 percentage points.
Underwriting and Other Expenses
     Underwriting and other expenses for the three month period ended March 31, 2011 increased $0.7 million, or 5.0%, to $14.6 million when compared to the three months ended March 31, 2010. The increase is mostly related to a higher amortization of deferred policy acquisition costs and the higher volume of business of this segment. The increased operating expenses resulted in a higher operating expense ratio, which increased by 0.4 percentage points from 53.7% in 2010 to 54.1% in 2011.

Property and Casualty Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2011	2010
Operating revenues:
Premiums earned, net:
Premiums written	$32.0	$36.2
Premiums ceded	(14.5)	(14.5)
Change in unearned premiums	8.2	3.8

Premiums earned, net	25.7	25.5
Net investment income	2.2	2.7

Total operating revenues	27.9	28.2

Operating costs:
Claims incurred	11.6	13.8
Underwriting and other expenses	15.3	15.3

Total operating costs	26.9	29.1

Operating income / (loss)	$1.0	$(0.9)

Additional data:
Loss ratio	45.1%	54.1%
Operating expense ratio	59.5%	60.0%
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Operating Revenues
     Total premiums written during the three months ended March 31, 2011 decreased by $4.2 million, or 11.6%, to $32.0 million, mostly resulting from a decrease in premiums mostly in the Commercial Auto, Dwelling and Commercial Property Mono-line and Commercial Multi-Peril lines of business. The commercial business continues under soft market conditions, thus reducing premium rates and increasing competition for renewals and new business.
     Premiums ceded to reinsurers during the three months ended March 31, 2011 remained at $14.5 million. The ratio of premiums ceded to premiums written increased by 5.2 percentage points, from 40.1% in 2010 to 45.3% in 2011, mostly due to higher commercial property cessions which were increased from 32% to 37% and by a portfolio transfer that had the effect of increasing 2011 premiums ceded by $1.3 million.
     The change in unearned premiums presented an increase of $4.4 million, to $8.2 million during the three months ended March 31, 2011, primarily as the result of the lower volume of premiums written.
Claims Incurred
     Claims incurred during the three months ended March 31, 2011 decreased by $2.2 million, or 15.9%, to $11.6 million. The loss ratio decreased by 9.0 percentage points, to 45.1% during the three months ended March 31, 2011 as a result of favorable loss experience in the Commercial Auto, Commercial Multi-Peril, and Personal Auto lines of business resulting from lower claim amounts in the claims reported during the current period.
Underwriting and Other Expenses
     Underwriting and other operating expenses for the three months ended March 31, 2011 remained at $15.3 million. The operating expense ratio decreased by 0.5 percentage points during the same period, to 59.5% in 2011.

Liquidity and Capital Resources
Cash Flows
     A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended
	March 31,
(Dollar amounts in millions)	2011	2010
Sources of cash:
Cash provided by operating activities	$101.5	$30.5
Proceeds from policyholder deposits	1.8	2.1
Other	3.5	—

Total sources of cash	106.8	32.6

Uses of cash:
Net purchases of investment securities	(2.8)	(24.0)
Capital expenditures	(3.9)	(4.9)
Repurchase and retirement of common stock	(1.6)	—
Cash settlements of stock options	(1.3)	—
Payments of long-term borrowings	(0.4)	(0.4)
Payments of short-term borrowings	(15.6)	—
Surrenders of policyholder deposits	(1.8)	(2.3)
Acquisition of business, net of cash of $29.4 million	(54.0)	—

Total uses of cash	(81.4)	(31.6)

Net increase in cash and cash equivalents	$25.4	$1.0

     Cash flow from operating activities increased by $71.0 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, principally due to the effect of higher premiums collections by $74.9 million and increase in net proceeds from our trading portfolio by $16.1 million, offset in part by an increase in cash paid to suppliers and employees by $12.5 million. The increase in premiums collected is principally the result of the collection of past due Medicaid balances. The higher net proceeds from our trading portfolio is due to the sale of an actively managed trading portfolio.
     The increase of $3.5 in the other sources of cash is attributed to changes in the amount of outstanding checks over bank balances in the 2011 period.
     Net purchases of investment securities decreased by $21.2 million during the three month ended March 31, 2011, primarily due to lower investment purchases as part of our decision to increase liquidity during the 2011 quarter to pay for the AH acquisition.
     Payments of short-term borrowings increased by $15.6 million during the three month ended March 31, 2011 as a result of the repayment of outstanding balances as of December 31, 2010.
     On February 7, 2011, we acquired AH at a cost of $54.0 million, net of $29.4 million of cash acquired.
     On September 29, 2010 we announced the commencement of a $30.0 million share repurchase program. We paid approximately $1.6 million under the stock repurchase program during the three months ended March 31, 2011.
     In the 2011 period we cash-settled 243,500 stock options for $1.3 million, its fair value on settlement date.
Share Repurchase Program
     On September 29, 2010, we announced the immediate commencement of a $30.0 million share repurchase program. The program is conducted using available cash through open-market purchases and privately-negotiated transactions of Class B shares only, in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended. During the three months ended March 31, 2011 we repurchased and retired 83,594 shares at an average per share price of $18.62, for an aggregate cost of $1.6 million.

Financing and Financing Capacity
     We have several short-term facilities available to address timing differences between cash receipts and disbursements. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of March 31, 2011, we had $215.0 million of available credit under these facilities. There were no outstanding short-term borrowings under these facilities as of March 31, 2011.
As of March 31, 2011, we had the following long-term borrowings:

•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes). On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

•	On March 30, 2004, we issued and sold $50.0 million of our 6.3% senior unsecured notes due March 2019 (the 6.3% notes).

•	On November 1, 2010, we entered in a $25.0 million arrangement to sell securities under repurchase agreements that matures on November 2015. This repurchase agreement pays interests on a quarterly basis at 1.96%. The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted. The dealers may have loaned, or used as collateral such securities in the normal course of business operations. We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on our consolidated balance sheet. At March 31, 2011 investment securities available for sale with fair value of $28.4 million (face value of $20.7 million) were pledged as collateral under this agreement. The proceeds obtained from this agreement were used to repay $25.0 million of the 6.6% notes
     . The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain non-financial covenants. At March 31, 2011, we and our managed care subsidiary, as applicable, are in compliance with these covenants.
     In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico. This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million. As of March 31, 2011, this secured loan had an outstanding balance of $20.9 million and average annual interest rate of 1.30%.
     This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of March 31, 2011 we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.
     We anticipate that we will have sufficient liquidity to support our currently expected needs.
     Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business. We have exposure to market risk mostly in our investment activities. For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices. No material changes have occurred in our exposure to financial market risks since December 31, 2010. A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2010.

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
     Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2011, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance except for the operations of AH. Effective February 1, 2011, TSS completed the acquisition of AH, which had not been previously subject to a review on internal controls over financial reporting under the Sarbanes Oxley Act of 2002. We immediately began the process of integrating AH’s operations, including internal controls over financial reporting and implementing Section 404 requirements to AH’s operations. AH operations represent 16% of consolidated operating revenues for the three months ended March 31, 2011 and net assets associated with AH (including intangible assets and goodwill) represent 9% of our consolidated total assets as of March 31, 2011.
     There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.
Changes in Internal Controls Over Financial Reporting
     No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II – Other Information
Item 1. Legal Proceedings
     For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.
Item 1A. Risk Factors
     For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010. See also section “Recent Developments — Federal Regulation ” in Item 2 of Part I of this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of Equity Securities by the Issuer
The following table presents information related to our repurchases of common stock for the period indicated:

			Total Number	Approximate
			of Shares	Dollar Value of
			Purchased as	Shares that
	Total		Part of	May Yet Be
	Number of	Average	Publicly	Purchased
(Dollar amounts in millions, except	Shares	Price Paid	Announced	Under the
per share data)	Purchased	per Share	Programs[1]	Programs
January 1, 2011 to January 31, 2011	47,794	$18.51	47,794	$23.0
February 1, 2011 to February 28, 2011	35,800	$18.77	35,800	22.2
March 1, 2011 to March 31, 2011	—	—	—	22.2

1	In September 2010 the Board of Directors authorized the commencement of a $30.0 million share repurchase program of Class B shares only.
Item 3. Defaults Upon Senior Securities
     Not applicable.
Item 4. (Removed and Reserved)
Item 5. Other Information
     Not applicable.
Item 6. Exhibits

Exhibits	Description
11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended March 31, 2011 and 2010 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.
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

Triple-S Management Corporation Registrant
Date: May 9, 2011	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and Chief Executive Officer

Date: May 9, 2011	By:	/s/ Juan J. Román
Juan J. Román, CPA
Vice President of Finance and Chief Financial Officer Principal Accounting Officer