Form 10-Q
period 2011-06-30
TRIPLE-S MANAGEMENT CORP
filed 2011-08-08
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

   Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2011
Common Stock Class A, $1.00 par value	9,042,809
Common Stock Class B, $1.00 par value	19,888,614

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended June 30, 2011

Part I – Financial Information

Item 1.  Financial Statements

Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	June	December 31,
	2011	2010
Assets
Investments and cash:
Equity securities held for trading, at fair value	$32,818	$51,099
Securities available for sale, at fair value:
Fixed maturities	1,015,962	977,586
Equity securities	83,329	56,739
Securities held to maturity, at amortized cost:
Fixed maturities	13,783	14,615
Policy loans	6,102	5,887
Cash and cash equivalents	57,372	45,021
Total investments and cash	1,209,366	1,150,947
Premiums and other receivables, net	304,087	325,780
Deferred policy acquisition costs and value of business acquired	145,812	146,086
Property and equipment, net	80,309	76,745
Deferred tax asset	24,814	29,445
Other assets	91,417	30,367
Total assets	$1,855,805	$1,759,370
Liabilities and Stockholders' Equity
Claim liabilities	398,708	360,210
Liability for future policy benefits	243,402	236,523
Unearned premiums	90,239	98,341
Policyholder deposits	54,882	49,936
Liability to Federal Employees' Health Benefits Program (FEHBP)	14,702	15,018
Accounts payable and accrued liabilities	139,406	136,567
Deferred tax liability	22,482	12,655
Short-term borrowings	58,315	15,575
Long-term borrowings	140,207	166,027
Liability for pension benefits	45,816	51,246
Total liabilities	1,208,159	1,142,098
Stockholders’ equity:
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at June 30, 2011 and December 31, 2010	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 19,888,614 and 19,772,614 shares at June 30, 2011and December 31, 2010, respectively	19,889	19,773
Additional paid-in capital	152,486	155,299
Retained earnings	455,149	427,693
Accumulated other comprehensive income	11,079	5,464
Total stockholders' equity	647,646	617,272
Total liabilities and stockholders’ equity	$1,855,805	$1,759,370

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Premiums earned, net	$509,843	$502,761	$995,114	$996,938
Administrative service fees	6,962	12,166	13,557	24,664
Net investment income	12,654	12,671	24,452	25,094
Total operating revenues	529,459	527,598	1,033,123	1,046,696
Net realized investment gains:
Total other-than-temporary impairment losses on securities	-	(761)	-	(2,616)
Net realized gains, excluding other-than-temporary impairment losses on securities	6,995	2,194	12,888	2,670
Total net realized investment gains	6,995	1,433	12,888	54
Net unrealized investment loss on trading securities	(119)	(6,010)	(1,260)	(3,980)
Other income (expense), net	466	(324)	480	(172)
Total revenues	536,801	522,697	1,045,231	1,042,598
Benefits and expenses:
Claims incurred	427,941	424,838	830,514	850,666
Operating expenses	85,882	76,720	168,593	153,591
Total operating costs	513,823	501,558	999,107	1,004,257
Interest expense	2,957	3,372	6,084	6,600
Total benefits and expenses	516,780	504,930	1,005,191	1,010,857
Income before taxes	20,021	17,767	40,040	31,741
Income tax expense (benefit):
Current	2,147	4,877	1,994	8,421
Deferred	788	(2,167)	10,590	(2,929)
Total income taxes	2,935	2,710	12,584	5,492
Net income	$17,086	$15,057	$27,456	$26,249
Basic net income per share	$0.59	$0.52	$0.95	$0.90
Diluted net income per share	$0.59	$0.51	$0.95	$0.90

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands, except per share data)

	2011	2010
Balance at January 1	$617,272	$537,772
Share-based compensation	1,091	678
Cash settlement of options under share-based compensation plan	(2,420)	-
Stock issued upon exercise of stock options	914	-
Repurchase and retirement of common stock	(2,282)	-
Comprehensive income (loss):
Net income	27,456	26,249
Net unrealized change in fair value of available for sale securities, net of taxes	4,601	31,843
Defined benefit pension plan:
Actuarial loss, net	1,178	730
Prior service credit, net	(164)	(136)
Total comprehensive income	33,071	58,686
Balance at June 30	$647,646	$597,136

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$27,456	$26,249

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,565	6,964
Net amortization of investments	913	1,683
Provision for doubtful receivables, net	1,955	5,048
Deferred tax expense (benefit)	10,590	(2,929)
Net realized investment (gain) loss on sale of securities	(12,888)	(54)
Net unrealized loss (gain) on trading securities	1,260	3,980
Share-based compensation	1,091	678
Proceeds from trading securities sold:
Equity securities	21,087	2,706
Acquisition of securities in trading portfolio:
Equity securities	(628)	(4,124)
(Increase) decrease in assets:
Premium and other receivables, net	43,009	(67,174)
Deferred policy acquisition costs and value of business acquired	274	(539)
Other deferred taxes	719	7,278
Other assets	(7,202)	5,771
Increase (decrease) in liabilities:
Claim liabilities	(2,774)	50,964
Liability for future policy benefits	6,879	6,478
Unearned premiums	(8,821)	(15,086)
Policyholder deposits	597	267
Liability to FEHBP	(316)	(978)
Accounts payable and accrued liabilities	(15,783)	4,412
Net cash provided by operating activities	77,983	31,594

(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2011	2010
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$101,326	$43,443
Fixed maturities matured/called	51,443	58,312
Equity securities sold	14,425	14,685
Securities held to maturity:
Fixed maturities matured/called	1,440	1,276
Acquisition of investments:
Securities available for sale:
Fixed maturities	(140,417)	(143,742)
Equity securities	(35,334)	(17,285)
Fixed maturity securities held to maturity	(255)	(250)
Net outflows for policy loans	(215)	(114)
Acquisition of business, net of $29,370 of cash acquired	(54,058)	-
Net capital expenditures	(8,460)	(10,197)
Net cash used in investing activities	(70,105)	(53,872)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(13,008)	(2,483)
Net change in short-term borrowings	42,740	17,695
Repayments of long-term borrowings	(25,820)	(820)
Repurchase and retirement of common stock	(1,557)	-
Cash settlements of stock options	(2,420)	-
Proceeds from exercise of stock options	189	-
Proceeds from policyholder deposits	7,679	5,772
Surrenders of policyholder deposits	(3,330)	(3,959)
Net cash provided by financing activities	4,473	16,205
Net increase (decrease) in cash and cash equivalents	12,351	(6,073)
Cash and cash equivalents:
Beginning of period	45,021	40,376
End of period	$57,372	$34,303

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

   In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such consolidated interim financial statements have been included.  The results of operations for the three months and six months ended June 30, 2011 are not necessarily indicative of the results for the full year.

(2)	Recent Accounting Standards

   In July 2011, the Financial Accounting Standard Board (“FASB”) issued guidance to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (the Acts).  A health insurer’s portion of the annual fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk for each applicable calendar year.  The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  This guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.  We are currently evaluating the impact, if any, of the adoption of this guidance will have on the financial position or results of operations.

   In June 2011, the Financial Accounting Standard Board (“FASB”) issued guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011.  We do not expect the adoption of this guidance to have an impact on our financial position or results of operations.

   In May 2011, the FASB issued guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements that result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”).  For many of the requirements, FASB does not intend the amendments in this guidance to result in a change in the application of the requirements in Topic 820.  Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011.  We do not expect the adoption of this guidance to have an impact on our financial position or results of operations.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

   In April 2011, the FASB issued guidance to improve the accounting for repurchase agreements (repos) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity.  The Board determined that the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control. The Board concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. The Board also concluded that the remaining criteria are sufficient to determine effective control. Consequently, the amendments remove the transferor’s ability criterion from the consideration of effective control for repos and other agreements that both entitle and obligate the transferor to repurchase or redeem financial assets before their maturity.  This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011.  The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date.  We do not expect the adoption of this guidance to have an impact on our financial position or results of operations.

   Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the six months ended June 30, 2011 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

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

   Our Managed Care segment is engaged in the sale of managed care products to the Commercial and Medicare  market sectors.  Up to September 30, 2010, our Managed Care subsidiary, Triple-S Salud, Inc. (“TSS”) provided managed care services in Puerto Rico to Medicaid members in two regions on a fully-insured basis and in one region on an Administrative Service Only (ASO) basis.  The contracts between the Government and Triple-S for the provision of services to the Medicaid population expired by their own terms on September 30, 2010, thus effective October 1st, 2010 we no longer provide services to these members. As discussed further in note 14, our Managed Care segment includes the results of operations and financial condition of American Health since February 1, 2011.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

   The following tables summarize the operations by major operating segment for the three months and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues:
Managed Care:
Premiums earned, net	$458,305	$451,688	$891,108	$894,747
Administrative service fees	6,962	12,166	13,557	24,664
Intersegment premiums /service fees	1,440	1,516	2,940	3,068
Net investment income	4,780	5,075	9,001	10,037
Total managed care	471,487	470,445	916,606	932,516
Life Insurance:
Premiums earned, net	27,801	25,998	54,759	51,804
Intersegment premiums	88	96	174	194
Net investment income	4,523	4,240	8,930	8,446
Total life insurance	32,412	30,334	63,863	60,444
Property and Casualty Insurance:
Premiums earned, net	23,737	25,075	49,247	50,387
Intersegment premiums	154	154	307	307
Net investment income	2,373	2,868	4,583	5,603
Total property and casualty insurance	26,264	28,097	54,137	56,297
Other segments: *
Intersegment service revenues	3,794	14,171	7,642	27,675
Operating revenues from external sources	2	-	4	-
Total other segments	3,796	14,171	7,646	27,675
Total business segments	533,959	543,047	1,042,252	1,076,932
TSM operating revenues from external sources	487	488	949	1,008
Elimination of intersegment premiums	(1,682)	(1,766)	(3,421)	(3,569)
Elimination of intersegment service fees	(3,794)	(14,171)	(7,642)	(27,675)
Other intersegment eliminations	489	-	985	-
Consolidated operating revenues	$529,459	$527,598	$1,033,123	$1,046,696

* Includes segments that are not required to be reported separately.  These segments include the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating income:
Managed care	$8,998	18,467	$21,405	31,115
Life insurance	3,643	4,688	7,915	8,526
Property and casualty insurance	2,043	1,971	3,003	1,069
Other segments *	137	311	131	498
Total business segments	14,821	25,437	32,454	41,208
TSM operating revenues from external sources	491	488	953	1,008
TSM unallocated operating expenses	(2,521)	(2,211)	(5,027)	(4,424)
Elimination of TSM intersegment charges	2,845	2,326	5,636	4,647
Consolidated operating income	15,636	26,040	34,016	42,439
Consolidated net realized investment gains	6,995	1,433	12,888	54
Consolidated net unrealized loss on trading securities	(119)	(6,010)	(1,260)	(3,980)
Consolidated interest expense	(2,957)	(3,372)	(6,084)	(6,600)
Consolidated other income (expense), net	466	(324)	480	(172)
Consolidated income before taxes	$20,021	17,767	$40,040	31,741

Depreciation and amortization expense:
Managed care	4,625	3,162	9,059	5,390
Life insurance	163	168	325	337
Property and casualty insurance	387	406	777	805
Total business segments	5,175	3,736	10,161	6,532
TSM depreciation expense	202	216	404	432
Consolidated depreciation and amortization expense	$5,377	3,952	$10,565	6,964

* Includes segments that are not required to be reported separately.  These segments include the data processing services organization as well as the third-party administrator of managed care services.

	June 30,	December 31,
	2011	2010
Assets:
Managed care	$887,566	$790,485
Life insurance	546,069	523,246
Property and casualty insurance	334,565	339,955
Other segments *	17,632	16,842
Total business segments	1,785,832	1,670,528
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	59,552	62,841
Property and equipment, net	20,308	20,712
Other assets	20,525	20,600
	100,385	104,153
Elimination entries-intersegment receivables and others	(30,412)	(15,311)
Consolidated total assets	$1,855,805	$1,759,370

* Includes segments that are not required to be reported separately.  These segments include the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Investment in Securities

   The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2011 and December 31, 2010, were as follows:

June 30, 2011
		Gross	Gross
		unrealized	unrealized	Estimated
	Cost	gains	losses	fair value
Trading securities:
Equity securities	$26,811	$8,990	$(2,983)	$32,818

December 31, 2010
		Gross	Gross
		unrealized	unrealized	Estimated
	Cost	gains	losses	fair value
Trading securities:
Equity securities	$43,832	$10,738	$(3,471)	$51,099

	June 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:

Obligations of government-sponsored enterprises	$100,422	$5,456	$(8)	$105,870

U.S. Treasury securities and obligations of U.S. government instrumentalities	48,990	2,736	(340)	51,386

Obligations of the Commonwealth of Puerto Rico and its instrumentalities	134,725	1,970	(5)	136,690
Municipal securities	348,619	13,221	(1,052)	360,788
Corporate bonds	106,589	7,869	(301)	114,157
Residential mortgage-backed securities	9,638	780	-	10,418
Collateralized mortgage obligations	231,878	5,712	(937)	236,653
Total fixed maturities	980,861	37,744	(2,643)	1,015,962
Equity securities:
Common stocks	66	2,800	-	2,866
Preferred stocks	4,312	145	(496)	3,961
Perpetual preferred stocks	1,000	-	(96)	904
Mutual funds	68,718	7,178	(298)	75,598
Total equity securities	74,096	10,123	(890)	83,329
Total	$1,054,957	$47,867	$(3,533)	$1,099,291

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$124,735	$6,650	$-	$131,385

U.S. Treasury securities and obligations of U.S. government instrumentalities	47,427	5,451	-	52,878

Obligations of the Commonwealth of Puerto Rico and its instrumentalities	117,519	3,115	(10)	120,624
Municipal securities	272,383	3,979	(2,798)	273,564
Corporate bonds	102,184	7,698	(250)	109,632
Residential mortgage-backed securities	12,560	801	(1)	13,360
Collateralized mortgage obligations	271,149	6,158	(1,164)	276,143
Total fixed maturities	947,957	33,852	(4,223)	977,586
Equity securities:
Common stocks	901	3,430	-	4,331
Preferred stocks	4,298	68	(737)	3,629
Perpetual preferred stocks	1,000	-	(94)	906
Mutual funds	41,551	6,632	(310)	47,873
Total equity securities	47,750	10,130	(1,141)	56,739
Total	$995,707	$43,982	$(5,364)	$1,034,325

	June 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:

Obligations of government-sponsored enterprises	$1,793	$157	$-	$1,950
U.S. Treasury securities and obligations of U.S. government instrumentalities	625	87	-	712
Corporate bonds	9,638	290	-	9,928
Residential mortgage-backed securities	480	33	-	513
Certificates of deposit	1,247	-	-	1,247
Total	$13,783	$567	$-	$14,350

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:

Obligations of government-sponsored enterprises	$1,793	$151	$-	$1,944
U.S. Treasury securities and obligations of U.S. government instrumentalities	1,478	203	-	1,681
Corporate bonds	9,443	414	-	9,857
Residential mortgage-backed securities	660	41	-	701
Certificates of deposit	1,241	-	-	1,241
Total	$14,615	$809	$-	$15,424

   Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2011 were as follows:

	June 30, 2011
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Securites available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$5,249	$(8)	1	$-	$-	-	$5,249	$(8)	1
U.S. Treasury securities and obligations of U.S. government instrumentalities	$27,599	$(340)	2	-	-	-	27,599	(340)	2
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	18,087	(5)	7	-	-	-	18,087	(5)	7
Municipal securities	51,572	(1,052)	11	-	-	-	51,572	(1,052)	11
Corporate bonds	7,682	(301)	5	-	-	-	7,682	(301)	5
Collateralized mortgage obligations	41,011	(799)	7	2,074	(138)	1	43,085	(937)	8
Total fixed maturities	151,200	(2,505)	33	2,074	(138)	1	153,274	(2,643)	34
Equity securities:
Preferred stocks	-	-	-	3,505	(496)	1	3,505	(496)	1
Perpetual preferred stocks	-	-	-	904	(96)	1	904	(96)	1
Mutual funds	2,241	(70)	2	1,238	(228)	1	3,479	(298)	3
Total equity securities	2,241	(70)	2	5,647	(820)	3	7,888	(890)	5
Total for securities available for sale	$153,441	$(2,575)	35	$7,721	$(958)	4	$161,162	$(3,533)	39

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2010
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Securites available for sale:
Fixed maturities:
Obligations of government-Commonwealth of Puerto Rico and its instrumentalities	$2,483	$(10)	5	$-	$-	-	$2,483	$(10)	5
Municipal securities	105,280	(2,652)	53	692	(146)	1	105,972	(2,798)	54
Corporate bonds	5,828	(250)	3	-	-	-	5,828	(250)	3
Residential mortgage-backed securities	-	-	-	36	(1)	1	36	(1)	1
Collateralized mortgage obligations	77,417	(1,144)	12	1,953	(20)	1	79,370	(1,164)	13
Total fixed maturities	191,008	(4,056)	73	2,681	(167)	3	193,689	(4,223)	76
Equity securities:
Preferred stocks	-	-	-	3,263	(737)	1	3,263	(737)	1
Perpetual preferred stocks	-	-	-	906	(94)	1	906	(94)	1
Mutual funds	2,337	(310)	2	-	-	-	2,337	(310)	2
Total equity securities	2,337	(310)	2	4,169	(831)	2	6,506	(1,141)	4
Total for securities available for sale	$193,345	$(4,366)	75	$6,850	$(998)	5	$200,195	$(5,364)	80

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

   Obligations of States of the United States and Political Subdivisions of the States, and Obligations of the Commonwealth of Puerto Rico and its Instrumentalities:  The unrealized losses on the Corporation’s investments in obligations of states of the U.S. and political subdivisions of the states, and in obligations of the Commonwealth of Puerto Rico and its instrumentalities were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, most of these investments have investment grade ratings.  The Corporation not considered these investments other-than-temporarily impaired, because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments; because it is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows.

   Corporate Bonds:  The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions.  All corporate bonds included in the table above have investment grade ratings and have been in an unrealized position for less than six months.  The Corporation not considered these investments other-than-temporarily impaired, because the decline in estimated fair value is principally attributable to changes in interest rates; the Corporation does not intend to sell the investments and its is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows.

   Collateralized Mortgage Obligations:  The unrealized losses on investments in collateralized mortgage obligations were mostly caused by fluctuations in interest rates and credit spreads.  The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise.  The investment grade credit rating of our securities reflects the seniority of the securities that the Corporation owns.  The Corporation not considered these investments other-than-temporarily impaired, because the decline in fair value is attributable to changes in interest rates and not credit quality, the Corporation does not intend to sell the investments and it is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows.

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

   Perpetual Preferred Stocks:  This security has experienced an improvement in value during the past twelve month period.  Because the issuer’s capital ratios are above regulatory levels, the Corporation does not have the intent to sell the investment, and the Corporation has the intent and ability to hold the investment until a market price recovery, this investment is not considered other-than-temporarily impaired.

   Mutual Funds:  Security that has been in an unrealized loss position more than twelve months has experienced an improvement in value during this quarter.  The other funds have been in an unrealized loss position for less than twelve months, the Corporation does not have the intent to sell these investments, and the Corporation has the ability to hold the investments until a market price recovery, these positions are not considered other-than-temporarily impaired.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

   Maturities of investment securities classified as available for sale and held to maturity at June 30, 2011 were as follows:

	June 30, 2011
	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$11,537	$11,621
Due after one year through five years	173,991	179,766
Due after five years through ten years	173,629	183,453
Due after ten years	380,188	394,051
Residential mortgage-backed securities	9,638	10,418
Collateralized mortgage obligations	231,878	236,653
	$980,861	$1,015,962
Securities held to maturity:
Due in one year or less	$10,885	$11,175
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	2,418	2,662
Residential mortgage-backed securities	480	513
	$13,783	$14,350

   Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

   Information regarding realized and unrealized gains and losses from investments for the three months and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$6,928	$37	$7,149	$69
Gross losses from sales	(84)	(84)	(235)	(124)
Gross losses from other-than-temporary impairments	-	-	-	(95)
Total debt securities	6,844	(47)	6,914	(150)
Equity securities:
Trading securities:
Gross gains from sales	76	212	3,866	825
Gross losses from sales	(64)	(320)	(428)	(529)
	12	(108)	3,438	296
Securities available for sale:
Gross gains from sales	139	2,906	2,631	2,986
Gross losses from sales	-	(557)	(95)	(557)
Gross losses from other-than-temporary impairments	-	(761)	-	(2,521)
	139	1,588	2,536	(92)
Total equity securities	151	1,480	5,974	204
Net realized gains on securities	$6,995	$1,433	$12,888	$54

   The other-than-temporary impairments on fixed mantunity on fixed mantunity securities are attributable to credit losses.

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Changes in net unrealized gains (losses):
Recognized in income:
Equity securities – trading	$(119)	$(6,010)	$(1,260)	$(3,980)
Recognized in accumulated other comprehensive income (loss):
Fixed maturities – available for sale	7,449	27,950	5,472	39,524
Equity securities – available for sale	236	(6,325)	244	(1,945)
	$7,685	$21,625	$5,716	$37,579
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(120)	$251	$(242)	$349

   The deferred tax liability/asset related to unrealized gains and losses, respectively, recognized in accumulated other comprehensive income/ (loss) during the six months ended June 30, 2011 and 2010 aggregated to $1,115 and $7,361, respectively.

   As of June 30, 2011 and December 31, 2010, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

   Components of net investment income were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Fixed maturities	$11,509	$11,406	$22,579	$22,596
Equity securities	604	943	914	1,839
Policy loans	112	111	220	217
Cash equivalents and interest-bearing deposits	202	33	285	102
Other	227	178	454	340
Total	$12,654	$12,671	$24,452	$25,094

(5)	Premiums and Other Receivables, Net

   Premiums and other receivables, net as of June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
Premiums	$116,081	$144,501
Self-funded group receivables	66,470	73,750
FEHBP	11,653	11,001
Agent balances	33,156	37,262
Accrued interest	14,478	9,781
Reinsurance recoverable	48,240	47,342
Other	33,578	22,177
	323,656	345,814
Less allowance for doubtful receivables:
Premiums	11,351	13,106
Other	8,218	6,928
	19,569	20,034
Total premiums and other receivables, net	$304,087	$325,780

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Claim Liabilities

   The activity in the total claim liabilities for the three months and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Claim liabilities at beginning of period	$414,215	$397,634	$360,210	$360,446
Reinsurance recoverable on claim liabilities	(31,258)	(31,955)	(31,449)	(30,712)
Net claim liabilities at beginning of period	382,957	365,679	328,761	329,734
Claim liabilities acquired from American Health	-	-	41,666	-
Incurred claims and loss-adjustment expenses:
Current period insured events	426,306	421,912	836,948	841,876
Prior period insured events	(1,547)	574	(12,536)	3,335
Total	424,759	422,486	824,412	845,211
Payments of losses and loss-adjustment expenses:
Current period insured events	368,591	389,179	570,477	567,609
Prior period insured events	72,271	20,645	257,508	228,995
Total	440,862	409,824	827,985	796,604
Net claim liabilities at end of period	366,854	378,341	366,854	378,341
Reinsurance recoverable on claim liabilities	31,854	33,069	31,854	33,069
Claim liabilities at end of period	$398,708	$411,410	$398,708	$411,410

   As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

   The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the three months and six months ended June 30, 2011 is due primarily to better than expected utilization trends.

   Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.  The claims incurred disclosed in this table exclude the change in the liability for future policy benefits expense, which amounted to $3,182 and $6,102, during the three months and six months ended June 30, 2011, respectively.  The change in the liability for future policy benefits during the three months and six months ended June 30, 2010 amount to $2,352 and $5,455, respectively.

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

(iv)           Receivables, Accounts Payable and Accrued Liabilities and Short-term Borrowings

   The carrying amount of receivables, accounts payable and accrued liabilities and short-term borrowings approximates fair value because they mature and should be collected or paid within 12 months after June 30, 2011.

(v)           Policyholder Deposits

   The fair value of policyholder deposits is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.

(vi)           Long-term Borrowings

   The carrying amounts and fair value of the Corporation’s long-term borrowings are as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Loans payable to bank	$20,207	$20,207	$21,027	$21,027
6.3% senior unsecured notes payable	25,000	24,850	50,000	49,625
6.6% senior unsecured notes payable	35,000	34,615	35,000	34,388
6.7% senior unsecured notes payable	35,000	34,930	35,000	35,000
Repurchase agreeement	25,000	25,019	25,000	24,575
Totals	$140,207	$139,621	$166,027	$164,615

   The carrying amount of the loans payable to bank approximates fair value due to its floating interest-rate structure. The fair value of the senior unsecured notes payable was determined using broker quotations.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(vii)          Derivative Instruments

   Current market pricing models were used to estimate fair value of structured note agreements.  Fair values were determined using market quotations provided by outside securities consultants or prices provided by market makers using observable inputs.

   The following tables summarize fair value measurements by level at June 30, 2011 and December 31, 2010 for assets measured at fair value on a recurring basis:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$32,818	$-	$-	$32,818
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	-	105,870	-	105,870
U.S. Treasury securities and obligations of U.S government instrumentalities	51,386	-	-	51,386
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	136,690	-	136,690
Municipal securities	-	360,788	-	360,788
Corporate bonds	-	114,157	-	114,157
Residential agency mortgage-backed securities	-	10,418	-	10,418
Collateralized mortgage obligations	-	236,653	-	236,653
Total fixed maturities	51,386	964,576	-	1,015,962
Equity securities
Common stocks	2,866	-	-	2,866
Preferred stocks	3,961	-	-	3,961
Perpetual preferred stocks	904	-	-	904
Mutual funds	64,057	10,203	1,338	75,598
Total equity securities	71,788	10,203	1,338	83,329
Derivatives (reported within other assets in the consolidated balance sheets)	-	410	-	410
Total	$155,992	$975,189	$1,338	$1,132,519

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$51,099	$-	$-	$51,099
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	-	131,385	-	131,385
U.S. Treasury securities and obligations of U.S government instrumentalities	52,878	-	-	52,878
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	120,624	-	120,624
Municipal securities	-	273,564	-	273,564
Corporate bonds	-	109,632	-	109,632
Residential agency mortgage-backed securities	-	13,360	-	13,360
Collateralized mortgage obligations	-	276,143	-	276,143
Total fixed maturities	52,878	924,708	-	977,586
Equity securities
Common stocks	4,331	-	-	4,331
Preferred stocks	3,629	-	-	3,629
Perpetual preferred stocks	906	-	-	906
Mutual funds	27,858	18,971	1,044	47,873
Total equity securities	36,724	18,971	1,044	56,739
Derivatives (reported within other assets in the consolidated balance sheets)	-	748	-	748
Total	$140,701	$944,427	$1,044	$1,086,172

   The fair value of fixed maturity and equity securities included in the Level 2 category were based on market values obtained from independent pricing services, which utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and when available loan performance data.  Because many fixed income securities do not trade on a daily basis, the pricing company’s evaluated pricing applications apply available information as applicable, through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing, to prepare evaluations.  For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available.  The independent pricing services monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

   There were no transfers between Levels I, II or III during the three and six months ended June 30, 2011 and 2010.   A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2011 and 2010 is as follows:

	Three months ended
	June 30, 2011			June 30, 2010
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$1,216	$1,216	$-	$775	$775
Total gains or losses:
Unrealized in other accumulated comprehensive income	-	-	-	-	(76)	(76)
Purchases	-	122	122	-	-	-
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance	$-	$1,338	$1,338	$-	$699	$699

	Six months ended
	June 30, 2011			June 30, 2010
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$1,044	$1,044	$-	$775	$775
Total gains or losses:
Unrealized in other accumulated comprehensive income	-	72	72	-	(76)	(76)
Purchases	-	222	222	-	-	-
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance	$-	$1,338	$1,338	$-	$699	$699

(8)	Share-Based Compensation

   Share-based compensation expense recorded during the three months and six months ended June 30, 2011 was $298 and $1,091, respectively.  Share-based compensation expense recorded during the three months and six months ended June 30, 2010 was $173 and $678, respectively.  During the six months ended June 30, 2011 cash received from stock option exercises was $189. The impact of these cash receipts is included within the cash flows from financing activities in the accompanying consolidated statement of cash flows.  During the six months ended June 30, 2011, 32,776 shares were repurchased and retired as a result of a non-cash exercise of stock options.  Also, during the six months ended June 30, 2011, 432,567 options were cash-settled for $2,420 at its fair value at time of settlement.  No options were exercised or cash-settled during the six months ended June 30, 2010.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(9)	Comprehensive Income

   The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain on	pension	comprehensive
	securities	benefits	income
Balance at January 1	$32,743	$(27,279)	$5,464
Net current period change	4,601	1,014	5,615
Balance at June 30	$37,344	$(26,265)	$11,079

(10)	Income Taxes

   Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries.  The Corporation and its subsidiaries are subject to Puerto Rico income taxes.  The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income.  As of June 30, 2011, tax years 2004 through 2011 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

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

   In 2010, the government of Puerto Rico adopted a comprehensive tax reform in two phases.  The first phase became effective in the last quarter of 2010 and was mostly related to reducing the income tax burden to individuals.  In 2010 only, corporations received an income tax credit amounting to 7% of the tax determined, defined as the tax liability less certain credits.  The second phase of the reform, which was approved on January 31, 2011, reduces the maximum corporate income tax rate from 39% to approximately 30%, eliminates a temporary surtax of 5%, and adds several tax credits and deductions, among other tax reliefs and changes.  As a result of this income tax rate reduction, the consolidated net deferred tax assets were decreased through a one-time charge to the consolidated deferred tax expense of approximately $6,400 during the six months ended June 30, 2011.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(11)	Pension Plan

   The components of net periodic benefit cost for the three months and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$691	$1,214	$1,520	$2,554
Interest cost	1,597	1,472	3,501	3,019
Expected return on assets	(1,248)	(1,040)	(2,727)	(2,104)
Amortization of prior service benefit	(108)	(110)	(235)	(223)
Amortization of actuarial loss	795	586	1,683	1,194
Net periodic benefit cost	$1,727	$2,122	$3,742	$4,440

   Employer contributions:   The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2010 that it expected to contribute $10,000 to its pension program in 2011.  As of June 30, 2011, the Corporation has contributed $8,000 to the pension program.  The Corporation expects to further contribute $2,000 to fund its pension program in 2011.

(12)	Net Income Available to Stockholders and Net Income per Share

   The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator for earnings per share:
Net income available to stockholders	$17,086	$15,057	$27,456	$26,249
Denominator for basic earnings per share:
Weighted average of common shares	28,847,737	29,088,719	28,796,365	29,080,062
Effect of dilutive securities	196,996	213,752	213,900	185,816
Denominator for diluted earnings per share	29,044,733	29,302,471	29,010,265	29,265,878
Basic net income per share	$0.59	$0.52	$0.95	$0.90
Diluted net income per share	$0.59	$0.51	$0.95	$0.90

   During the three months and six months ended June 30, 2011, the weighted average of stock option shares of approximately 4,032 was excluded from the denominator for the diluted earnings per share computation because the stock options were anti-dilutive.  There were no anti-dilutive stock options during the three months and six months ended June 30, 2010.

(13)	Contingencies

   As of June 30, 2011, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.

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

   Additionally, we may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have contractual rights to acquire shares of the Corporation on favorable terms (“Share Acquisition Agreements”) or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.

Hau et al Litigation (formerly known as Jordan et al)

   On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million.  Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million.  After extensive discovery, plaintiffs amended their complaint for the third time in December 2010 and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code.  In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Corporation and TSS.  Two of the original plaintiffs were also eliminated from the Third Amended Complaint (TAC).  The TAC alleges breach of six Share Acquisition Agreements, breach of the provider contract by way of discriminatory audits and improper payment of services rendered, and reduces the claim for damages to approximately $13.3 million.  Against a former President of TSM, Plaintiffs allege a claim for libel and slander.  In January 2011, we filed our response and a counterclaim for malicious prosecution and abuse of process.  Discovery is ongoing.  The Corporation intends to vigorously defend this claim.

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

   Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Corporation, opposed.  Following months of jurisdictional proceedings in the federal court system, the federal district court in Puerto Rico decided to retain jurisdiction on February 8, 2011.  The defendants filed a joint motion to dismiss the case on the merits, because the complaint fails to state a claim upon which relief can be granted.  The parties have fully briefed the merits of the joint motion and are awaiting the court’s resolution.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Colón Litigation

   On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSS predecessor stock, filed suit against TSS and the Puerto Rico Commissioner of Insurance (the “Commissioner”) in the Court of First Instance. The sale of that share to Mr. Colón-Dueño was voided in 1999 pursuant to an order issued by the Commissioner in which the sale of 1,582 shares to a number of TSS shareholders was voided. TSS, however, appealed the Commissioner’s order before the Puerto Rico Court of Appeals, which upheld the order on March 31, 2000. Plaintiff requests that the court direct TSS to return his share of stock and compensate him for alleged damages in excess of $500,000 plus attorney’s fees. On January 13, 2011, the Court of First Instance dismissed the case with prejudice and, on July 1, 2011, the Puerto Rico Court of Appeals confirmed such dismissal.  Plaintiff filed a petition before the Puerto Rico Supreme Court on July 28, 2011, requesting the revision of the Court of Appeals’ judgment.   The Corporation is vigorously contesting this lawsuit because, among other reasons, the Commissioner’s order is final and cannot be collaterally attacked in this litigation.

Claims by Heirs of Former Shareholders

The Corporation and TSS are defending three individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 48 shares of the Corporation or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split) . While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Corporation’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper.  Management believes all these claims are time barred under one or more statutes of limitations and other grounds and is vigorously defending them.  This belief is supported by the outcome of a similar claim brought by non-medical heirs against us in 2009.  The Puerto Rico Court of Appeals dismissed that claim as time barred under the two year statute of limitations contained in the local securities law, and the Puerto Rico Supreme Court denied the plaintiffs petition for certiorari in January 2011.

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

Intrusions into Triple-C, Inc. Internet IPA Database

   On September 21, 2010, we learned from a competitor that a specific internet database managed by our subsidiary TCI containing information pertaining to individuals previously insured by TSS under the Government of Puerto Rico’s Health Insurance Plan (“HIP”) and to independent practice associations (“IPAs”) that provided services to those individuals, had been accessed without authorization by certain of our competitor’s employees from September 9 to September 15, 2010.  TCI served as a third-party administrator for TSS in the administration of its HIP contracts until September 30, 2010.  We conducted a thorough investigation with the assistance of external resources and identified the information that was accessed and downloaded into the competitor’s system.  The September 2010 intrusions may have potentially compromised protected health information of approximately 398,000 beneficiaries in the North and Metro-North regions of the HIP.  Our investigation also revealed that protected health information of approximately 5,500 HIP beneficiaries, 2,500 Medicare beneficiaries and IPA data from all three HIP regions previously serviced by TSS was accessed through multiple, separate intrusions into the TCI IPA database from October 2008 to August 2010.  We have no evidence indicating that the stolen information included Social Security numbers.  We attempted to notify by mail all beneficiaries whose information may have been compromised by these intrusions.  We also established a toll-free call center to address inquiries and complaints from the individuals to whom notice was provided.  We received a total of approximately 1,530 inquiries and no complaints from these individuals.

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

   We were unable to determine the purpose of these breaches and do not know the extent of any fraudulent use of the information or its impact on the potentially affected individuals and IPAs.  According to representations made by our competitor, however, the target was financial information related to IPAs and management of the HIP, rather than the beneficiaries’ information.

   We notified the appropriate Puerto Rico and federal government agencies of these events, and gave public notice of the breaches as required under Puerto Rico and federal law.  We received a number of inquiries and requests for information related to these events from these government agencies and are cooperating with them.  The Puerto Rico government agency that oversees the HIP levied a fine of $100,000 on TSS in connection with these incidents, but following our request for reconsideration, the agency withdrew the fine until the pertinent federal authorities conclude their investigations of this matter.  We do not have sufficient information at this time to predict whether any future action by government entities or others as a result of the data breaches would adversely affect our business, financial condition and results of operations.

(14)	Business Combination

   Effective February 7, 2011, the Corporation announced that its subsidiary, TSS completed the acquisition of 100% of the outstanding capital stock of Socios Mayores en Salud Holdings, Inc. (from now on referred to as “American Health” or “AH”), a provider of Medicare Advantage services to over 40,000 dual and non-dual eligible members in Puerto Rico.  After this acquisition the Corporation expects to be better positioned for continued growth in the Medicare Advantage business.  The Corporation accounted for this acquisition in accordance with the provisions of Accounting Standard Codification Topic 805, Business Combinations.  The results of operations and financial condition of AH are included in the accompanying consolidated financial statements for the period following the effective date of the acquisition.  The aggregate purchase price of the acquired entity was preliminarily estimated at approximately $83,428.  Direct costs related to the acquisition amounted to $440 and were included in the consolidated operating expenses during the six months ended June 30, 2011.

   Although the closing date of the transaction was February 7, 2011, the consideration amount was determined using AH’s financial position as of January 31, 2011 and as such, TSS has acquired the net assets held by AH as of that date.   Therefore, we have recorded a preliminary allocation of the purchase price to AH tangible and intangible assets acquired and liabilities assumed based on their fair value as of January 31, 2011.  Additional adjustments to the purchase price allocation may occur for one year after the date of acquisition if new information becomes known about facts and circumstances that existed as of January 31, 2011 that, if known, would have affected the amounts recognized as of that date. Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired.  Goodwill will not be deductible for tax purposes and is attributable to synergies and economies of scale expected from the acquisition.  The following table summarizes the consideration transferred to acquire AH as of June 30, 2011 and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Cash	$80,263
Due to seller	3,165
Total purchase price	$83,428

Investments and cash and cash equivalents	$70,359
Premiums and other receivables	19,791
Property and equipment	1,665
Intangible assets	35,060
Other assets	9,985
Claim liabilities	(41,272)
Accounts payable and accrued liabilities	(27,534)
Deferred tax liability	(10,518)
Total net assets	$57,536

Goodwill	$25,892

   As of the date of this quarterly report, the external valuation procedures have not progressed to a stage where we can identify and quantify the intangible assets acquired in this transaction.  Because the external valuation procedures have not been completed this purchase price allocation is preliminary.  In addition, the Company is evaluating certain tax matters and some receivables and accounts payable that could also change the purchase price allocation.  As a result, the amount of the final purchase price allocation could differ materially from the amounts presented in the unaudited interim consolidated financial statements.  To the extent that any amount is assigned to a tangible or finite live intangible asset, this amount will be depreciated or amortized, as appropriate, to earnings over the expected period of benefit of the asset.  At June 30, 2011, we recognized preliminary intangible assets of $35.1 million and goodwill of $25.9 million within the consolidated other assets.  During the three months and six months ended June 30, 2011 we recognized $2.1 million and $3.5 million, respectively, of amortization expense related to estimated intangible assets resulting from the AH transaction.

   The consolidated statements of earnings for the three months ended June 30, 2011 include $112,177 and $691 related to AH operating revenues and net income, respectively, corresponding to the period subsequent to the effective date of the acquisition.  The consolidated statements of earnings for the six months ended June 30, 2011 include $190,544 and $2,420 related to AH operating revenues and net income, respectively, corresponding to the period subsequent to the effective date of the acquisition.  The following unaudited pro forma financial information presents the combined results of operations of the Corporation and AH as if the acquisition had occurred at the beginning of 2010.  The unaudited pro forma financial information is not intended to represent or be indicative of the Corporation’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Corporation’s future consolidated results of operations.

	Unaudited
	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating revenues	$529,469	$631,088	$1,069,729	$1,232,837

Net Income	$17,789	$21,677	$27,618	$33,019

Basic net income per share	$0.62	$0.75	$0.96	$1.14

Diluted net income per share	$0.61	$0.74	$0.95	$1.13

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

   The above pro forma operating revenues and net income considers the following estimated acquisition adjustments:

•
Amortization of intangible assets – based on the estimated fair value of the tangible net assets acquired from AH, we estimate that we will recognize in our consolidated balance sheet intangible assets of approximately $61.0 million, including goodwill.  We anticipate an amortization expense for the three months and six months ended June 30, 2011 of $3.1 million and $1.5 million, respectively.  We anticipate an amortization expense for the three months and six months ended June 30, 2010 of $2.1 million and $4.2 million, respectively.

•
Interest expense – represents the interest expense related to the short-term reverse repurchase agreements amounting to $55.0 million to finance the first payment of the acquisition.  This agreement was paid during the quarter of the acquisition.  Total interest expense related to these reverse repurchase agreements was approximately $42.

•
Net investment income - this pro forma adjustment represents the anticipated bond discount amortization of approximately $31 and $61 for the three months and six months ended June 30, 2010, respectively, due to the fair value accounting of investment in securities.  For the three months and six months ended June 30, 2011 an additional bond discount amortization of approximately $10 and $21, respectively, was recorded.

•	Acquisition costs – we recognized in the three month and six month period ended June 30, 2010 $440 of expenses related to the acquisition.

•
Current income tax expense – we recognized the tax effect of the other pro forma adjustments done to the statement of earnings.  During the 2010 period the Corporation and AH were subject to Puerto Rico income taxes as regular corporations at the then enacted tax rate of 39% plus the temporary surtax of 5%.  The enacted tax rate for the 2011 period was 30%.

(15)	Subsequent Event

   The Corporation evaluated subsequent events through the date that these consolidated interim financial statements were issued.  No events have occurred that require disclosure or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

   The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and six months ended June 30, 2011.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2010.

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

   We have the exclusive right to use the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.  As of June 30, 2011 we serve approximately 811,000 members across all regions of Puerto Rico and U.S. Virgin Islands, covering approximately 22% of the Puerto Rico population.  For the six months ended June 30, 2011, our managed care segment represented approximately 90% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.  Our life insurance segment had a market share of approximately 8% (in terms of direct premiums) during the nine months ended September 30, 2010.  Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) for the year ended December 31, 2010.

   We participate in the managed care market through our subsidiary, Triple-S Salud, Inc. (“TSS”).  Our managed care subsidiary is a Blue Cross Blue Shield Association (“BCBSA”) licensee, which provides us with exclusive use of the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.

   We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 5% of our consolidated premiums earned, net for the six months ended June 30, 2011.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Premiums earned, net:
Managed care	$458.7	$452.5	$892.0	$896.3
Life insurance	27.9	26.1	54.9	52.0
Property and casualty insurance	23.9	25.2	49.5	50.7
Intersegment premiums earned	(0.7)	(1.0)	(1.3)	(2.1)
Consolidated premiums earned, net	$509.8	$502.8	$995.1	$996.9
Administrative service fees:
Managed care	$8.0	$12.9	$15.6	$26.2
Intersegment administrative service fees	(1.0)	(0.7)	(2.0)	(1.5)
Consolidated administrative service fees	$7.0	$12.2	$13.6	$24.7
Operating income:
Managed care	$9.0	$18.5	$21.4	$31.1
Life insurance	3.6	4.7	7.9	8.5
Property and casualty insurance	2.0	2.0	3.0	1.1
Intersegment and other	1.0	0.9	1.7	1.7
Consolidated operating income	$15.6	$26.1	$34.0	$42.4

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

Recent Developments

Business Acquisition

   On February 7, 2011, TSM announced that TSS, our managed care subsidiary, completed the acquisition of 100% of the outstanding capital stock of Socios Mayores en Salud Holdings, Inc. (from now on referred to as “American Health” or “AH”), the ultimate parent company of American Health, Inc., a provider of Medicare Advantage services to over 40,000 dual and non-dual eligible members in Puerto Rico.  The cost of this acquisition was approximately $83.4 million, funded with funds obtained from reverse repurchase agreements and unrestricted cash.  The consolidated results of operations and financial condition of the Corporation included in this Quarterly Report on Form 10-Q reflects the results of operations of AH from February 1, 2011 and were included within our Managed Care segment.  We are currently in the process of completing the analysis of the third-party valuations of certain intangible assets; thus, as of this date it is not possible to determine the allocation of the purchase price to the net assets acquired.  For additional information regarding the acquisition of AH, please see note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

   Certain significant provisions of PPACA that will impact our business include, among others, provisions that freeze premium payments to Medicare Advantage health plans beginning in 2011 and that tie such premium to the local Medicare fee for service costs (adjustment will be phased in over between 3 and 7 years depending on the amount of the eventual adjustment), gradual closing of the coverage gap, or "donut hole" on Medicare Part D, provisions that tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings), and stipulated minimum medical loss ratios.

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

   The federal health reform legislation is discussed more fully under “Item 1. Business – Regulation” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recent Accounting Standards

   For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of June 30,
	2011	2010
Managed care enrollment:
Commercial 1	706,659	751,986
Medicare 2	104,159	65,008
Medicaid 3	-	544,887
Total	810,818	1,361,881
Managed care enrollment by funding arrangement:
Fully-insured	590,297	923,691
Self-insured	220,521	438,190
Total	810,818	1,361,881

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership. As of June 30, 2011 total membership attributable to the AH acquisition was 41,828
(3)	Includes rated and self-funded members. We participated in this sector up to September 30, 2010.

Consolidated Operating Results

   The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Revenues:
Premiums earned, net	$509.8	502.8	$995.1	996.9
Administrative service fees	7.0	12.2	13.6	24.7
Net investment income	12.6	12.6	24.4	25.1
Total operating revenues	529.4	527.6	1,033.1	1,046.7
Net realized investment gains	7.0	1.4	12.9	0.1
Net unrealized investment loss on trading securities	(0.1)	(6.0)	(1.3)	(4.0)
Other income (expense), net	0.5	(0.3)	0.5	(0.2)
Total revenues	536.8	522.7	1,045.2	1,042.6
Benefits and expenses:
Claims incurred	427.9	424.8	830.5	850.7
Operating expenses	85.9	76.7	168.6	153.6
Total operating expenses	513.8	501.5	999.1	1,004.3
Interest expense	3.0	3.4	6.1	6.6
Total benefits and expenses	516.8	504.9	1,005.2	1,010.9
Income before taxes	20.0	17.8	40.0	31.7
Income tax expense	2.9	2.7	12.6	5.5
Net income	$17.1	15.1	$27.4	26.2

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Operating Revenues

   Consolidated premiums earned, net increased by $7.0 million, or 1.4%, to $509.8 million during the three months ended June 30, 2011 when compared to the three months ended June 30, 2010; mostly due to the higher member months enrollment in the Medicare business attributed to new members acquired from AH.  Such increase was mostly offset by the decrease in the Medicaid premiums as a result of the termination of the Medicaid contracts effective September 30, 2010.

   The decrease in administrative service fees of $5.2 million, or 42.6%, to $7.0 million in the 2011 period, is mostly attributed to the termination of the Medicaid contracts effective September 30, 2010.

Net Realized Investment Gains

   Consolidated net realized investment gains of $7.0 million during the 2011 period are the result of net realized gains, mainly from the sale of debt securities.

Net Unrealized Losses on Trading Securities

   Consolidated net unrealized losses on trading securities decreased by $5.9 million, to a loss of $0.1 million during the three months ended June 30, 2011.  This fluctuation is attributed to a higher fair value of our trading securities portfolio.

Claims Incurred

   Consolidated claims incurred increased by $3.1 million, or 0.7%, to $427.9 million during the three months ended June 30, 2011 when compared to the claims incurred during the three months ended June 30, 2010.  This increase is principally due to an increase in claims incurred related to the AH acquisition offset in part by lower claims in the Managed Care segment as a result of the termination of the Medicaid contracts effective September 30, 2010.  The consolidated loss ratio decreased by 0.6 percentage points to 83.9%.

Operating Expenses

   Consolidated operating expenses during the three months ended June 30, 2011 increased by $9.2 million, or 12.0%, to $85.9 million as compared to the operating expenses during the three months ended June 30, 2010.  For the three months ended June 30, 2011, the consolidated operating expense ratio increased by 1.9 percentage points to 16.8%.  This increase is mainly due to additional operating costs incurred by the Managed Care segment in order to maintain the level of services offered to members and providers while transitioning to its new IT system.  Also contributing to the increased operating expense ratio is that AH operations run at a higher operating expense ratio than the Medicaid business.  Approximately $2.1 million of the expense associated to the AH operations are related to the amortization of intangible assets.

Income Tax Expense

   Consolidated income tax expense during the three months ended June 30, 2011 slightly increased by $0.3 million, to $3.0 million, as compared to the income tax expense during the three months ended June 30, 2010, mainly as a result of higher taxable income offset by a reduction in the maximum corporate income tax rate.  The new Puerto Rico tax reform approved in 2011 provides for the reduction of the maximum corporate income tax rate from 39% to approximately 30%, the elimination of an additional tax rate imposed in 2009, as well as adding several tax credits and deductions, among other tax reliefs and changes.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Revenues

   Consolidated premiums earned, net decreased by $1.8 million, or 0.2%, to $995.1 million during the six months ended June 30, 2011 when compared to the six months ended June 30, 2010.  The decrease was mostly the result of the termination of the Medicaid contracts effective September 30, 2010.  Such decrease was offset in part by an increase in member months in the Medicare business attributed to new members acquired from AH.

   The decrease in administrative service fees of $11.1 million, or 44.9%, to $13.6 million in the 2011 period, is mostly attributed to the termination of the Medicaid contracts effective September 30, 2010.

Net Realized Investment Gains

   Consolidated net realized investment gains of $12.9 million during the 2011 period are the result of net realized gains from the sale of debt and equity securities.

Net Unrealized Losses on Trading Securities

   Consolidated net unrealized losses on trading securities decreased by $2.7 million, to a loss of $1.3 million during the six months ended June 30, 2011.  This fluctuation is attributed to higher fair value of our trading securities portfolio.

Claims Incurred

   Consolidated claims incurred decreased by $20.2 million, or 2.4%, to $830.5 million during the six months ended June 30, 2011 when compared to the claims incurred during the six months ended June 30, 2010.  This decrease is principally due to lower claims in the Managed Care segment as a result of the termination of the Medicaid contracts effective September 30, 2010, offset in part by an increase in claims incurred related to the AH acquisition.  The consolidated loss ratio decreased by 1.8 percentage points to 83.5%.

Operating Expenses

   Consolidated operating expenses during the six months ended June 30, 2011 increased by $15.0 million, or 9.8%, to $168.6 million as compared to the operating expenses during the six months ended June 30, 2010.  For the six months ended June 30, 2011, the consolidated operating expense ratio increased by 1.8 percentage points to 16.8%.  This increase is mainly due to additional operating costs incurred by the Managed Care segment in order to maintain the level of services offered to members and providers while transitioning to its new IT system.  Also contributing to the increased operating expense are expenses associated to the AH operations and the effect of costs assumed from the termination of the Medicaid business.  Approximately $3.5 million of the expense associated to the AH operations are related to the amortization of intangible assets.

Income Tax Expense

   Consolidated income tax expense during the six months ended June 30, 2011 increased by $7.1 million to $12.6 million as compared to the income tax expense during the six months ended June 30, 2010.  The consolidated income tax expense includes a one-time charge of $6.4 million resulting from the reduction of the net deferred tax assets following the reduction in income tax rates after the enactment of the new Puerto Rico tax reform, which was effective January 2011.  This tax reform decreased corporations maximum tax rate from 39% to 30% and eliminated the additional tax rate imposed on a temporary basis.  The adjustment to our net deferred tax assets resulted in a consolidated effective tax rate of 31.1%, which is 13.7 percentage points higher than last year.

Managed Care Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Operating revenues:
Medical premiums earned, net:
Commercial	$232.4	244.0	$468.8	477.9
Medicare	226.4	117.6	420.5	238.2
Medicaid	(0.1)	90.9	2.7	180.2
Medical premiums earned, net	458.7	452.5	892.0	896.3
Administrative service fees	8.0	12.9	15.6	26.2
Net investment income	4.8	5.1	9.0	10.0
Total operating revenues	471.5	470.5	916.6	932.5
Medical operating costs:
Medical claims incurred	403.7	400.4	782.1	800.0
Medical operating expenses	58.8	51.6	113.1	101.4
Total medical operating costs	462.5	452.0	895.2	901.4
Medical operating income	$9.0	18.5	$21.4	31.1
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,459,055	1,535,176	2,922,436	3,042,290
Self-funded	664,056	732,849	1,388,215	1,499,132
Total Commercial member months	2,123,111	2,268,025	4,310,651	4,541,422
Medicare:
Medicare Advantage	285,168	167,640	531,636	341,295
Stand-alone PDP	26,637	28,256	53,204	56,381
Total Medicare member months	311,805	195,896	584,840	397,676
Medicaid:
Fully-insured	-	1,030,703	-	2,043,539
Self-funded	-	593,594	-	1,182,778
Total Reform member months	-	1,624,297	-	3,226,317
Total member months	2,434,916	4,088,218	4,895,491	8,165,415
Medical loss ratio	88.0%	88.5%	87.7%	89.3%
Operating expense ratio	12.6%	11.1%	12.5%	11.0%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Medical Operating Revenues

   Medical premiums earned for the three months ended June 30, 2011 increased by $6.2 million, or 1.4%, to $458.7 million when compared to the medical premiums earned during the three months ended June 30, 2010.  This increase is principally the result of the following:

•
Medical premiums generated by the Medicare business increased during the three months ended June 30, 2011 by $108.8 million, or 92.5%, to $226.4 million.  This fluctuation is the result of an overall increase in the member months enrollment of this business by 115,909, or 59.2%, when compared with the same period in 2010.  Increase in member months enrollment was attributed to new members acquired from AH effective February 1, 2011, offset in part by a decrease in member months in our dual eligible product.  Total member months from AH amounted to 124,684 during the three months ended June 30, 2011.

•	Decrease in medical premiums earned in the Medicaid business results from the termination of the Medicaid contracts effective September 30, 2010.

•
Medical premiums generated by the Commercial business decreased by $11.6 million, or 4.8%, to $232.4 million during the three months ended June 30, 2011.  This fluctuation is primarily the result of a decrease in member months enrollment by 76,121, or 5.0%; offset in part by an increase in average premium rates in rated group policies of approximately 2.0%.

   Administrative service fees decreased by $4.9 million, or 38.0%, to $8.0 million during the three months ended June 30, 2011.  This fluctuation results from the termination of the Medicaid contracts effective September 30, 2010 as well as a lower self-insured commercial member months enrollment during the 2011 period.

   Medical Claims Incurred

   Medical claims incurred during the three months ended June 30, 2011 increased by $3.3 million, or 0.8%, to $403.7 million when compared to the three months ended June 30, 2011.  The medical loss ratio (“MLR”) of the segment decreased 0.5 percentage points during the 2011 period, to 88.0%.  These fluctuations are primarily attributed to the effect of the following:

•
The medical claims incurred of the Medicare business increased by $110.2 million, or 117.1% during the 2011 period primarily due to the increase in volume of business as a result of the acquisition of AH effective February 1, 2011.  Total claims incurred during the 2011 period related to the AH business amounted to $99.4 million.  The MLR of the Medicare business was 90.2%, which is 10.2 percentage points higher than the MLR for the prior year.  The increased MLR is mostly due to the effect of prior period reserve developments in the 2011 and 2010 periods and to risk-score adjustments.  Excluding the effect of prior period reserve developments and risk-score premium adjustments, the MLR increased by 3.1 percentage points.  The higher MLR is due to the addition of AH, which has a higher MLR than our other Medicare products, as well as higher utilization trends in our non-dual product as compared to last year.

•	The medical claims incurred of the Medicaid business were $80.1 million, or 98.2%, lower than the prior year mostly due to the termination of the Medicaid contracts effective September 30, 2010.

•
The medical claims incurred of the Commercial business decreased by $26.8 million, or 11.9%, during the 2011 period and its MLR decreased by 7.2 percentage points.  The lower MLR is primarily due to the effect of prior period reserve developments in the 2011 and 2010 periods.  Excluding the effect of prior period reserve developments, the MLR increased by 0.6 percentage points.

Medical Operating Expenses

   Medical operating expenses for the three months ended June 30, 2011 increased by $7.2 million, or 14.0%, to $58.8 million when compared to the three months ended June 30, 2010.  The operating expense ratio increased by 1.6 percentage points, from 11.1% in 2010 to 12.7% in 2011  This increase is mainly due to additional operating costs incurred in order to maintain the level of services offered to members and providers while transitioning to the new IT system.  Also contributing to the increased operating expense are the expenses associated to the AH operations and to the effect of cost assumed from the termination of the Medicaid business.  Approximately $2.1 million of the expenses associated to the AH operations are related to the amortization of intangible assets.  Total operating expenses during the three months ended June 30, 2011 related to the AH business amounted to $12.2 million.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Medical Operating Revenues

   Medical premiums earned for the six months ended June 30, 2011 decreased by $4.3 million, or 0.5%, to $892.0 million when compared to the medical premiums earned during the six months ended June 30, 2010.  This decrease is principally the result of the following:

•
Medical premiums earned in the Medicaid business decreased by $177.5 million, to $2.7 million during the six months ended June 30, 2011.  This fluctuation results from the termination of the Medicaid contracts effective September 30, 2010.  The premiums earned that are reflected in the 2011 period result from adjustments that increase the amount receivable corresponding to the risk sharing agreement with the government of Puerto Rico included in the Metro-North region contract.

•
Medical premiums generated by the Commercial business decreased by $9.1 million, or 1.9%, to $468.8 million during the six months ended June 30, 2011.  This fluctuation is primarily the result of a decrease in member months enrollment by 119,854, or 3.9%, partially offset by an increase in average premium rates in rated group policies of approximately 2.0%.

•
Medical premiums generated by the Medicare business increased during the six months ended June 30, 2011 by $182.3 million, or 76.5%, to $420.5 million.  This fluctuation is the result of an overall increase in the member months enrollment of this business by 187,164, or 47.1%, when compared with the same period in 2010.  Increase in member month enrollment was attributed to new members acquired from AH effective February 1, 2011, offset in part by a decrease in member months in our dual eligible product.  Total member months from AH amounted to 206,641 during the six months ended June 30, 2011.

   Administrative service fees decreased by $10.6 million, or 40.5%, to $15.6 million during the six months ended June 30, 2011.  This fluctuation results from the termination of the Medicaid contracts effective September 30, 2010 as well as a lower self-insured commercial member months enrollment during the 2011 period.

   Medical Claims Incurred

   Medical claims incurred during the six months ended June 30, 2011 decreased by $17.9 million, or 2.2%, to $782.1 million when compared to the six months ended June 30, 2010.  The MLR of the segment decreased 1.6 percentage points during the 2011 period, to 87.7%.  These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Medicaid business were $173.5 million lower than the prior year mostly due to the termination of the Medicaid contracts effective September 30, 2010.

•
The medical claims incurred of the Commercial business decreased by $24.6 million, or 5.6%, during the 2011 period and its MLR decreased by 3.6 percentage points.  The lower MLR is partly due to the effect of prior period reserve developments in the 2011 and 2010 periods.  Excluding the effect of prior period reserve developments, the MLR decreased by 2.2 percentage points, mostly resulting from lower utilization trends in 2011.

•
The medical claims incurred of the Medicare business increased by $180.2 million, or 93.5% during the 2011 period primarily due to the acquisition of AH effective February 1, 2011.  Total claims incurred during the 2011 period related to the AH business amounted to $167.7 million.  The Medicare MLR was 88.7%, which is 7.8 percentage points higher than the MLR for the prior year.  The increased MLR is due in part to the effect of prior period reserve developments in the 2011 and 2010 periods and to risk-score adjustments.  Excluding the effect of prior period reserve developments and risk-score premium adjustments, the MLR increased by 5.0 percentage points.  The higher adjusted MLR is due to the addition of AH which has a higher MLR than our other Medicare products as well as higher utilization trends in our non-dual product as compared to last year.

Medical Operating Expenses

   Medical operating expenses for the six months ended June 30, 2011 increased by $11.7 million, or 11.5%, to $113.1 million when compared to the six months ended June 30, 2010.  The operating expense ratio increased by 1.5 percentage points, from 11.0% in 2010 to 12.5% in 2011.  This increase is mainly due to additional operating costs incurred in order to maintain the level of services offered to members and providers while transitioning to the new IT system.  Also contributing to the increased operating expense are expenses associated to the AH operations and the effect of cost assumed from the termination of the Medicaid business.  Approximately $3.5 million of the expenses associated to the AH operations are related to the amortization of intangible assets.  Total operating expenses during the six months ended June 30, 2011 related to the AH business amounted to $19.4 million.

Life Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2011	2010	2011	2010

Operating revenues:
Premiums earned, net:
Premiums earned	$29.4	$27.5	$57.9	$54.8
Premiums earned ceded	(1.5)	(1.4)	(3.0)	(2.8)
Premiums earned, net	27.9	26.1	54.9	52.0
Net investment income	4.5	4.2	8.9	8.4
Total operating revenues	32.4	30.3	63.8	60.4
Operating costs:
Policy benefits and claims incurred	13.5	11.9	26.0	24.3
Underwriting and other expenses	15.3	13.7	29.9	27.6
Total operating costs	28.8	25.6	55.9	51.9
Operating income	$3.6	$4.7	$7.9	$8.5
Additional data:
Loss ratio	48.4%	45.6%	47.4%	46.7%
Operating expense ratio	54.8%	52.5%	54.5%	53.1%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Operating Revenues

   Premiums earned, net for the three months ended June 30, 2011 increased by $1.8 million, or 6.9% to $27.9 million when compared to the three months ended the June 30, 2010.  Such increase is primarily related to higher sales in Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

   Policy benefits and claims incurred for the three months ended June 30, 2011 increased by $1.6 million, or 13.4%, to $13.5 million when compared to the three months ended June 30, 2010, as a result of higher claims received in the Cancer line of business and an increase in the liability for future policy benefits driven by new business subscribed during the period.  The loss ratio for the period increased from 45.6% in 2010 to 48.4% in 2011, or 2.8 percentage points.

Underwriting and Other Expenses

   Underwriting and other expenses for the three month period ended June 30, 2011 increased $1.6 million, or 11.7%, to $15.3 million when compared to the three months ended June 30, 2010.  The increase is mostly related to a higher amortization of deferred policy acquisition costs and the higher volume of business of this segment.  The increased operating expenses resulted in a higher operating expense ratio, which increased by 2.3 percentage points from 52.5% in 2010 to 54.8% in 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Revenues

   Premiums earned, net for the six months ended June 30, 2011 increased by $2.9 million, or 5.6% to $54.9 million when compared to the six months ended the June 30, 2010.  Such increase is primarily related to higher sales in Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

   Policy benefits and claims incurred for the six months ended June 30, 2011 increased by $1.7 million, or 7.0%, to $26.0 million when compared to the six months ended June 30, 2010, as a result of higher claims received in the Cancer line of business and an increase in the liability for future policy benefits driven by new business subscribed in the period.  The loss ratio for the period increased from 46.7% in 2010 to 47.4% in 2011, or 0.7 percentage points.

Underwriting and Other Expenses

   Underwriting and other expenses for the six month period ended June 30, 2011 increased $2.3 million, or 8.3%, to $29.9 million when compared to the six months ended June 30, 2010.  The increase is mostly related to a higher amortization of deferred policy acquisition costs and the higher volume of business of this segment.  The increased operating expenses resulted in a higher operating expense ratio, which increased by 1.4 percentage points, from 53.1% in 2010 to 54.5% in 2011.

Property and Casualty Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Operating revenues:
Premiums earned, net:
Premiums written	$37.4	$34.6	$69.4	$70.8
Premiums ceded	(16.5)	(14.9)	(31.0)	(29.4)
Change in unearned premiums	3.0	5.5	11.1	9.3
Premiums earned, net	23.9	25.2	49.5	50.7
Net investment income	2.3	2.9	4.6	5.6
Total operating revenues	26.2	28.1	54.1	56.3
Operating costs:
Claims incurred	10.8	12.5	22.4	26.3
Underwriting and other expenses	13.4	13.6	28.7	28.9
Total operating costs	24.2	26.1	51.1	55.2
Operating income	$2.0	$2.0	$3.0	$1.1
Additional data:
Loss ratio	45.2%	49.6%	45.3%	51.9%
Operating expense ratio	56.1%	54.0%	58.0%	57.0%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Operating Revenues

   Total premiums written during the three months ended June 30, 2011 increased by $2.8 million, or 8.1%, to $37.4 million, mostly resulting from higher sales in the Commercial Multi-Peril line of business.

   Premiums ceded to reinsurers during the three months ended June 30, 2011 increased by $1.6 million, or 10.7%, to $16.5 million.  The ratio of premiums ceded to premiums written increased by 1.0 percentage points, from 43.1% in 2010 to 44.1% in 2011, mostly due to higher Commercial Property cessions which were increased from 32% to 37%.

   The change in unearned premiums presented a decrease of $2.5 million, to $3.0 million during the three months ended June 30, 2011, primarily as the result of the higher volume of premiums written.

Claims Incurred

   Claims incurred during the three months ended June 30, 2011 decreased by $1.7 million, or 13.6%, to $10.8 million.  The loss ratio decreased by 4.4 percentage points, to 45.2% during the three months ended June 30, 2011 as a result of favorable loss experience in the Commercial Multi-Peril and Personal Auto lines of business resulting from lower claim amounts in the claims reported during the current period.

Underwriting and Other Expenses

   Underwriting and other operating expenses for the three months ended June 30, 2011 decreased by $0.2 million, or 1.5%, to $13.4 million.  The operating expense ratio increased by 2.1 percentage points during the same period, to 56.1% in 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Operating Revenues

   Total premiums written during the six months ended June 30, 2011 decreased by $1.4 million, or 2.0%, to $69.4 million, mostly resulting from a decrease in premiums mostly in the Dwelling and Commercial Property Mono-line and Commercial Auto lines of business; offset in part by higher sales in the Commercial Multi-Peril line of business.  The commercial business continues under soft market conditions, thus reducing premium rates and increasing competition for renewals and new business.

   Premiums ceded to reinsurers during the six months ended June 30, 2011 increased by $1.6 million, or 5.4%, to $31.0 million.  The ratio of premiums ceded to premiums written increased by 3.2 percentage points, from 41.5% in 2010 to 44.7% in 2011, mostly due to higher Commercial Property cessions which were increased from 32% to 37% and by a portfolio transfer that had the effect of increasing 2011 premiums ceded by $1.3 million.

   The change in unearned premiums presented an increase of $1.8 million, to $11.1 million during the six months ended June 30, 2011, primarily as the result of the lower volume of premiums written.

Claims Incurred

   Claims incurred during the six months ended June 30, 2011 decreased by $3.9 million, or 14.8%, to $22.4 million.  The loss ratio decreased by 6.6 percentage points, to 45.3% during the six months ended June 30, 2011 as a result of favorable loss experience in the Commercial Auto and Commercial Multi-Peril lines of business resulting from lower claim amounts in the claims reported during the current period.

Underwriting and Other Expenses

   Underwriting and other operating expenses for the six months ended June 30, 2011 decreased by $0.2 million, or 0.7%, to $28.7 million.  The operating expense ratio increased by 0.9 percentage points during the same period, to 57.9% in 2011.

Liquidity and Capital Resources

Cash Flows

   A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended
	June 30,
(Dollar amounts in millions)	2011	2010
Sources of cash:
Cash provided by operating activities	$78.0	$31.6
Net proceeds from short-term borrowings	42.7	17.7
Proceeds from policyholder deposits	7.7	5.8
Total sources of cash	128.4	55.1
Uses of cash:
Net purchases of investment securities	(7.4)	(43.7)
Capital expenditures	(8.5)	(10.2)
Repurchase and retirement of common stock	(1.6)	-
Cash settlements of stock options	(2.4)	-
Payments of long-term borrowings	(25.8)	(0.8)
Surrenders of policyholder deposits	(3.3)	(4.0)
Acquisition of business, net of cash of $29.4 million	(54.0)
Other	(13.0)	(2.5)
Total uses of cash	(116.0)	(61.2)
Net increase (decrease) in cash and cash equivalents	$12.4	$(6.1)

   Cash flow from operating activities increased by $46.4 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, principally due to the effect of higher premiums collections by $108.9 million and increase in net proceeds from our trading portfolio by $26.9 million, offset in part by an increase in cash paid to suppliers and employees and claims paid by $46.6 million and $28.3 million, respectively.  The increase in premiums collected is principally the result of the collection of past due Medicaid balances.  The higher net proceeds from our trading portfolio are due to the sale of an actively managed trading portfolio.

   Net purchases of investment securities decreased by $36.3 million during the six months ended June 30, 2011, primarily due to lower investment purchases as part of our decision to increase liquidity during the 2011 quarter to pay for the AH acquisition.

   Net proceeds from short-term borrowings increased by $25.0 million during the six months ended June 30, 2011 to address timing differences between cash receipts and disbursements.

   On February 7, 2011, we acquired AH at a cost of $54.0 million, net of $29.4 million of cash acquired.

   Payments of long-term borrowings increased by $25.0 million during the six months ended June 30, 2011 as the result of the repayment of $25.0 million of one of our senior unsecured notes.

   The increase of $10.5 in the other uses of cash is attributed to changes in the amount of outstanding checks over bank balances in the 2011 period.

   In the 2011 period we cash-settled 432,567 stock options for $2.4 million, its fair value on settlement date.

   On September 29, 2010 we announced the commencement of a $30.0 million share repurchase program.  We paid approximately $1.6 million under the stock repurchase program during the six months ended June 30, 2011.

Share Repurchase Program

   On September 29, 2010, we announced the immediate commencement of a $30.0 million share repurchase program.  The program is conducted using available cash through open-market purchases and privately-negotiated transactions of Class B shares only, in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended.  During the six months ended June 30, 2011 we repurchased and retired 83,594 shares at an average per share price of $18.62, for an aggregate cost of $1.6 million.

Financing and Financing Capacity

   We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of June 30, 2011, we had $215.0 million of available credit under these facilities.  There are $58.3 million outstanding short-term borrowings under these facilities as of June 30, 2011.

   As of June 30, 2011, we had the following long-term borrowings:

•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

•
On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).  On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

•
On March 30, 2004, we issued and sold $50.0 million of our 6.3% senior unsecured notes due March 2019 (the 6.3% notes). On June 10, 2011 we repaid $25.0 million of the principal of these senior unsecured notes.

•
On November 1, 2010, we entered in a $25.0 million arrangement to sell securities under repurchase agreements that matures on November 2015.  This repurchase agreement pays interests on a quarterly basis at 1.96%. The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral such securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on our consolidated balance sheet.  At June 30, 2011 investment securities available for sale with fair value of $27.6 million (face value of $27.9 million) were pledged as collateral under this agreement.  The proceeds obtained from this agreement were used to repay $25.0 million of the 6.6% notes.

   The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain non-financial covenants.  At June 30, 2011, we and our managed care subsidiary, as applicable, are in compliance with these covenants.

   In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of June 30, 2011, this secured loan had an outstanding balance of $20.2 million and average annual interest rate of 1.30%.

   This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of June 30, 2011 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

   In connection with the preparation of this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of the chief executive officer and corporate controller, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined under Exchange Act Rule 13a-15(e)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

   Based on this evaluation, our chief executive officer and corporate controller have concluded that as of June 30, 2011, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance except for the operations of AH.  Effective February 1, 2011, TSS completed the acquisition of AH, which had not been previously subject to a review on internal controls over financial reporting under the Sarbanes Oxley Act of 2002.  We immediately began the process of integrating AH’s operations, including internal controls over financial reporting and implementing Section 404 requirements to AH’s operations.  AH operations represent 21% and 18% of consolidated operating revenues for the three months and six months ended June 30, 2011, respectively and net assets associated with AH (including intangible assets and goodwill) represent 7% of our consolidated total assets as of June 30, 2011.

   There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and corporate controller completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

   No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

   For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.  Risk Factors

   For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.  See also section “Recent Developments – Federal Regulation” in Item 2 of Part I of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

   Not applicable.

Item 3.  Defaults Upon Senior Securities

   Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

   Not applicable.

Item 6.  Exhibits

Exhibits	Description
11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended June 30, 2011 and 2010 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.
32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Triple-S Management Corporation

Registrant

Date: August 5, 2011	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date: August 5, 2011	By:	/s/ Liliana Rivera-Corcino
Liliana Rivera-Corcino, CPA
Corporate Controller