Form 10-Q
period 2011-09-30
TRIPLE-S MANAGEMENT CORP
filed 2011-11-04
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___to____

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2011
Common Stock Class A, $1.00 par value	9,042,809
Common Stock Class B, $1.00 par value	19,529,714

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended September 30, 2011

Part I – Financial Information

Item 1.  Financial Statements

Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	September	December 31,
	2011	2010
Assets

Investments and cash:
Equity securities held for trading, at fair value	$-	$51,099
Securities available for sale, at fair value:
Fixed maturities	983,580	977,586
Equity securities	129,884	56,739
Securities held to maturity, at amortized cost:
Fixed maturities	13,884	14,615
Policy loans	6,279	5,887
Cash and cash equivalents	135,917	45,021
Total investments and cash	1,269,544	1,150,947
Premiums and other receivables, net	272,583	325,780
Deferred policy acquisition costs and value of business acquired	147,815	146,086
Property and equipment, net	80,616	76,745
Deferred tax asset	21,396	29,445
Other assets	94,181	30,367

Total assets	$1,886,135	$1,759,370

Liabilities and Stockholders' Equity
Claim liabilities	394,623	360,210
Liability for future policy benefits	247,938	236,523
Unearned premiums	164,919	98,341
Policyholder deposits	67,067	49,936
Liability to Federal Employees' Health Benefits Program (FEHBP)	20,430	15,018
Accounts payable and accrued liabilities	138,042	136,567
Deferred tax liability	24,306	12,655
Short-term borrowings	-	15,575
Long-term borrowings	114,797	166,027
Liability for pension benefits	39,356	51,246

Total liabilities	1,211,478	1,142,098

Stockholders’ equity:
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at September 30, 2011 and December 31, 2010	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 19,529,714 and 19,772,614 shares at September 30, 2011and December 31, 2010, respectively	19,530	19,773
Additional paid-in capital	147,246	155,299
Retained earnings	466,762	427,693
Accumulated other comprehensive income	32,076	5,464
Total stockholders' equity	674,657	617,272
Total liabilities and stockholders’ equity	$1,886,135	$1,759,370

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Premiums earned, net	$525,371	$496,511	$1,520,485	$1,493,449
Administrative service fees	5,210	10,195	18,767	34,859
Net investment income	12,061	12,794	36,513	37,888
Total operating revenues	542,642	519,500	1,575,765	1,566,196
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	(316)	-	(2,932)
Net realized gains, excluding other-than-temporary impairment losses on securities	5,569	3	18,457	2,673
Total net realized investment gains (losses)	5,569	(313)	18,457	(259)
Net unrealized investment (loss) gain on trading securities	(6,007)	4,611	(7,267)	631
Other income (expense), net	(169)	576	311	404
Total revenues	542,035	524,374	1,587,266	1,566,972
Benefits and expenses:
Claims incurred	442,399	421,514	1,272,913	1,272,180
Operating expenses	83,623	74,111	252,216	227,702
Total operating costs	526,022	495,625	1,525,129	1,499,882
Interest expense	2,499	3,026	8,583	9,626
Total benefits and expenses	528,521	498,651	1,533,712	1,509,508
Income before taxes	13,514	25,723	53,554	57,464
Income tax expense (benefit):
Current	1,161	6,040	3,155	14,461
Deferred	740	(805)	11,330	(3,734)
Total income taxes	1,901	5,235	14,485	10,727
Net income	$11,613	$20,488	$39,069	$46,737
Basic net income per share	$0.40	$0.70	$1.36	$1.61
Diluted net income per share	$0.40	$0.70	$1.35	$1.60

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands, except per share data)

	2011	2010
Balance at January 1	$617,272	$537,772
Share-based compensation	1,489	1,316
Cash settlement of options under share-based compensation plan	(2,420)	-
Stock issued upon exercise of stock options	914	-
Repurchase and retirement of common stock	(8,279)	(404)
Comprehensive income (loss):
Net income	39,069	46,737
Net unrealized change in fair value of available for sale securities, net of taxes	25,109	48,332
Defined benefit pension plan:
Actuarial loss, net	1,744	1,089
Prior service credit, net	(241)	(203)
Total comprehensive income	65,681	95,955
Balance at September 30	$674,657	$634,639

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$39,069	$46,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,435	10,605
Net amortization of investments	398	2,399
Provision for doubtful receivables, net	5,807	6,721
Deferred tax expense (benefit)	11,330	(3,734)
Net realized investment (gain) loss on sale of securities	(18,457)	259
Net unrealized loss (gain) on trading securities	7,267	(631)
Share-based compensation	1,489	1,316
Proceeds from trading securities sold:
Equity securities	53,066	3,441
Acquisition of securities in trading portfolio:
Equity securities	(2,764)	(4,931)
(Increase) decrease in assets:
Premium and other receivables, net	70,430	(42,574)
Deferred policy acquisition costs and value of business acquired	(1,729)	(2,527)
Other deferred taxes	(177)	7,347
Other assets	(13,703)	3,673
Increase (decrease) in liabilities:
Claim liabilities	(8,808)	63,373
Liability for future policy benefits	11,415	10,108
Unearned premiums	65,859	(15,853)
Policyholder deposits	986	487
Liability to FEHBP	5,412	3,027
Accounts payable and accrued liabilities	(26,416)	(2,223)
Net cash provided by operating activities	216,909	87,020

(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2011	2010
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$225,060	$48,193
Fixed maturities matured/called	76,786	97,067
Equity securities sold	31,253	16,791
Securities held to maturity:
Fixed maturities matured/called	1,941	1,852
Acquisition of investments:
Securities available for sale:
Fixed maturities	(212,358)	(199,809)
Equity securities	(111,770)	(22,436)
Fixed maturity securities held to maturity	(755)	(1,050)
Net outflows for policy loans	(392)	(124)
Acquisition of business, net of $29,370 of cash acquired	(54,058)	-
Net capital expenditures	(12,000)	(13,678)
Net cash used in investing activities	(56,293)	(73,194)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(9,275)	(2,458)
Net change in short-term borrowings	(15,575)	-
Repayments of long-term borrowings	(51,230)	(1,230)
Repurchase and retirement of common stock	(7,554)	-
Cash settlements of stock options	(2,420)	-
Proceeds from exercise of stock options	189	-
Proceeds from policyholder deposits	20,725	7,740
Surrenders of policyholder deposits	(4,580)	(7,575)
Net cash used in financing activities	(69,720)	(3,523)
Net increase in cash and cash equivalents	90,896	10,303
Cash and cash equivalents:
Beginning of period	45,021	40,376
End of period	$135,917	$50,679

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such consolidated interim financial statements have been included.  The results of operations for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results for the full year.

(2)	Recent Accounting Standards

In September 2011, the Financial Accounting Standard Board (“FASB”) issued guidance to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan.  Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this guidance will require additional disclosures about an employer’s participation in a multiemployer pension plan.  For public entities, this guidance effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted.  We are currently evaluating the impact, if any, the adoption of this guidance will have on the financial position or results of operations.

In September 2011, the FASB issued guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the guidance permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350.  This guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We are currently evaluating the impact, if any, the adoption of this guidance will have on the financial position or results of operations.

In July 2011, the FASB issued guidance to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act.  A health insurer’s portion of the annual fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk for each applicable calendar year.  The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  This guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.  We are currently evaluating the impact, if any, the adoption of this guidance will have on the financial position or results of operations.

In June 2011, the FASB issued guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011.  The FASB has tentatively decided to propose delaying the effective date of the presentation requirements for reclassification adjustments in this guidance, since this provision raised concerns about undue complexity within the income statement, potentially compromising clarity.  We do not expect the adoption of this guidance to have an impact on our financial position or results of operations.

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

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the nine months ended September 30, 2011 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

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

Our Managed Care segment is engaged in the sale of managed care products to the Commercial and Medicare  market sectors.  Up to September 30, 2010, our Managed Care subsidiary, Triple-S Salud, Inc. (“TSS”) provided managed care services in Puerto Rico to Medicaid members in two regions on a fully-insured basis and in one region on an Administrative Service Only (ASO) basis.  The contracts between the Government and TSS for the provision of services to the Medicaid population expired by their own terms on September 30, 2010, thus effective October 1st, 2010 we no longer provide services to these members.  On October 17, 2011, TSS entered into a new contract with the Government, effective November 1st, 2011, to administer the provision of the physical health component of the miSalud program (similar to Medicaid) in designated service regions in the Commonwealth of Puerto Rico. TSS will receive a monthly per-member, per-month administrative fee for its services and will not bear the insurance risk of the program.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

  As discussed further in note 14, our Managed Care segment includes the results of operations and financial condition of American Health since February 1, 2011.

The following tables summarize the operations by major operating segment for the three months and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues:
Managed Care:
Premiums earned, net	$471,945	$445,514	$1,363,053	$1,340,261
Administrative service fees	5,210	10,195	18,767	34,859
Intersegment premiums /service fees	1,644	1,649	4,584	4,717
Net investment income	4,474	5,225	13,475	15,262
Total managed care	483,273	462,583	1,399,879	1,395,099
Life Insurance:
Premiums earned, net	28,651	26,606	83,410	78,410
Intersegment premiums	88	99	262	293
Net investment income	4,619	4,467	13,549	12,913
Total life insurance	33,358	31,172	97,221	91,616
Property and Casualty Insurance:
Premiums earned, net	24,775	24,391	74,022	74,778
Intersegment premiums	153	153	460	460
Net investment income	2,482	2,594	7,065	8,197
Total property and casualty insurance	27,410	27,138	81,547	83,435
Other segments: *
Intersegment service revenues	3,906	12,452	11,548	40,127
Operating revenues from external sources	-	-	4	-
Total other segments	3,906	12,452	11,552	40,127
Total business segments	547,947	533,345	1,590,199	1,610,277
TSM operating revenues from external sources	312	508	1,261	1,516
Elimination of intersegment premiums	(1,885)	(1,901)	(5,306)	(5,470)
Elimination of intersegment service fees	(3,906)	(12,452)	(11,548)	(40,127)
Other intersegment eliminations	174	-	1,159	-
Consolidated operating revenues	$542,642	$519,500	$1,575,765	$1,566,196

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating income:
Managed care	$11,264	16,417	$32,669	47,532
Life insurance	5,263	4,529	13,178	13,055
Property and casualty insurance	(1,046)	2,242	1,957	3,311
Other segments *	384	476	515	974
Total business segments	15,865	23,664	48,319	64,872
TSM operating revenues from external sources	308	508	1,261	1,516
TSM unallocated operating expenses	(1,783)	(2,678)	(6,810)	(7,102)
Elimination of TSM intersegment charges	2,230	2,381	7,866	7,028
Consolidated operating income	16,620	23,875	50,636	66,314
Consolidated net realized investment gains (losses)	5,569	(313)	18,457	(259)
Consolidated net unrealized (loss) gain on trading securities	(6,007)	4,611	(7,267)	631
Consolidated interest expense	(2,499)	(3,026)	(8,583)	(9,626)
Consolidated other income (expense), net	(169)	576	311	404
Consolidated income before taxes	$13,514	25,723	$53,554	57,464

Depreciation and amortization expense:
Managed care	5,137	2,767	14,196	8,157
Life insurance	162	173	487	510
Property and casualty insurance	371	485	1,148	1,290
Total business segments	5,670	3,425	15,831	9,957
TSM depreciation expense	200	216	604	648
Consolidated depreciation and amortization expense	$5,870	3,641	$16,435	10,605

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

	September 30,	December 31,
	2011	2010
Assets:
Managed care	$892,614	$790,485
Life insurance	589,891	523,246
Property and casualty insurance	339,696	339,955
Other segments *	17,129	16,842
Total business segments	1,839,330	1,670,528
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	48,567	62,841
Property and equipment, net	22,102	20,712
Other assets	17,232	20,600
	87,901	104,153
Elimination entries-intersegment receivables and others	(41,096)	(15,311)
Consolidated total assets	$1,886,135	$1,759,370

*	Includes segments that are not required to be reported separately. These segments include the data processing services organization as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2011 and December 31, 2010, were as follows:

December 31, 2010
		Gross	Gross
		unrealized	unrealized	Estimated
	Cost	gains	losses	fair value
Trading securities:
Equity securities	$43,832	$10,738	$(3,471)	$51,099

	September 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$89,863	$5,929	$-	$95,792
U.S. Treasury securities and obligations of U.S.government instrumentalities	39,743	2,170	-	41,913
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	76,619	2,366	-	78,985
Municipal securities	366,534	39,263	(37)	405,760
Corporate bonds	110,540	19,387	(220)	129,707
Residential mortgage-backed securities	9,000	778	-	9,778
Collateralized mortgage obligations	216,739	5,447	(541)	221,645
Total fixed maturities	909,038	75,340	(798)	983,580
Equity securities:
Common stocks	66	2,813	-	2,879
Preferred stocks	313	93	-	406
Perpetual preferred stocks	1,000	-	(111)	889
Mutual funds	133,215	662	(8,167)	125,710
Total equity securities	134,594	3,568	(8,278)	129,884
Total	$1,043,632	$78,908	$(9,076)	$1,113,464

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$124,735	$6,650	$-	$131,385
U.S. Treasury securities and obligations of U.S.government instrumentalities	47,427	5,451	-	52,878
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	117,519	3,115	(10)	120,624
Municipal securities	272,383	3,979	(2,798)	273,564
Corporate bonds	102,184	7,698	(250)	109,632
Residential mortgage-backed securities	12,560	801	(1)	13,360
Collateralized mortgage obligations	271,149	6,158	(1,164)	276,143
Total fixed maturities	947,957	33,852	(4,223)	977,586
Equity securities:
Common stocks	901	3,430	-	4,331
Preferred stocks	4,298	68	(737)	3,629
Perpetual preferred stocks	1,000	-	(94)	906
Mutual funds	41,551	6,632	(310)	47,873
Total equity securities	47,750	10,130	(1,141)	56,739
Total	$995,707	$43,982	$(5,364)	$1,034,325

	September 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$1,793	$181	$-	$1,974
U.S. Treasury securities and obligations of U.S. government instrumentalities	625	213	-	838
Corporate bonds	9,739	209	-	9,948
Residential mortgage-backed securities	479	34	-	513
Certificates of deposit	1,248	-	-	1,248
Total	$13,884	$637	$-	$14,521

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

Securities held to maturity :
Obligations of government-sponsored enterprises	$1,793	$151	$-	$1,944
U.S. Treasury securities and obligations of U.S.government instrumentalities	1,478	203	-	1,681
Corporate bonds	9,443	414	-	9,857
Residential mortgage-backed securities	660	41	-	701
Certificates of deposit	1,241	-	-	1,241
Total	$14,615	$809	$-	$15,424

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Municipal securities	$10,512	$(37)	3	$-	$-	-	$10,512	$(37)	3
Corporate bonds	8,482	(220)	6	-	-	-	8,482	(220)	6

Collateralized mortgage obligations	25,126	(420)	12	1,857	(121)	1	26,983	(541)	13
Total fixed maturities	44,120	(677)	21	1,857	(121)	1	45,977	(798)	22
Equity securities:
Perpetual preferred stocks	-	-	-	889	(111)	1	889	(111)	1
Mutual funds	99,678	(7,993)	27	1,659	(174)	1	101,337	(8,167)	28
Total equity securities	99,678	(7,993)	27	2,548	(285)	2	102,226	(8,278)	29
Total for securities available for sale	$143,798	$(8,670)	48	$4,405	$(406)	3	$148,203	$(9,076)	51

	December 31, 2010
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	$2,483	$(10)	5	$-	$-	-	$2,483	$(10)	5
Municipal securities	105,280	(2,652)	53	692	(146)	1	105,972	(2,798)	54
Corporate bonds	5,828	(250)	3	-	-	-	5,828	(250)	3
Residential mortgage-backed securities	-	-	-	36	(1)	1	36	(1)	1

Collateralized mortgage obligations	77,417	(1,144)	12	1,953	(20)	1	79,370	(1,164)	13
Total fixed maturities	191,008	(4,056)	73	2,681	(167)	3	193,689	(4,223)	76
Equity securities:
Preferred stocks	-	-	-	3,263	(737)	1	3,263	(737)	1
Perpetual preferred stocks	-	-	-	906	(94)	1	906	(94)	1
Mutual funds	2,337	(310)	2	-	-	-	2,337	(310)	2
Total equity securities	2,337	(310)	2	4,169	(831)	2	6,506	(1,141)	4
Total for securities available for sale	$193,345	$(4,366)	75	$6,850	$(998)	5	$200,195	$(5,364)	80

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

●
Identification and evaluation of securities that have possible indications of other-than-temporary impairment, which includes an analysis of all investments with gross unrealized investment losses that represent 20% or more of their cost and all investments with an unrealized loss greater than $50.

●
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

●	Consideration of evidential matter, including an evaluation of factors or triggers that may or may not cause individual investments to qualify as having other-than-temporary impairments; and

●	Determination of the status of each analyzed security as other-than-temporary or not, with documentation of the rationale for the decision.

The Corporation continually reviews its investment portfolios under the Corporation’s impairment review policy.  Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

Municipal securities:  The unrealized losses of these securities were principally caused by fluctuations in interest rates and general market conditions.  The Corporation does not consider these investments other-than-temporarily impaired because the decline in estimated fair value is principally attributable to changes in interest rates, the Corporation does not intend to sell the investments and its is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Corporate Bonds:  The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions.  All corporate bonds included in the table above have investment grade ratings and have been in an unrealized position for less than six months.  The Corporation does not consider these investments other-than-temporarily impaired because the decline in estimated fair value is principally attributable to changes in interest rates, the Corporation does not intend to sell the investments and its is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows.

Collateralized Mortgage Obligations:  The unrealized losses on investments in collateralized mortgage obligations were mostly caused by fluctuations in interest rates and credit spreads.  The contractual cash flows of these securities are guaranteed by a U.S. government-sponsored enterprise.  The investment grade credit rating of our securities reflects the seniority of the securities that the Corporation owns.  The Corporation does not consider these investments other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality, the Corporation does not intend to sell the investments and it is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows.

Perpetual Preferred Stocks:  The market value of this preferred stock has experienced a slight decrease during this year, however, because the issuer’s capital ratios are above regulatory levels, the Corporation does not have the intent to sell the investment, and the Corporation has the intent and ability to hold the investment until a market price recovery, this investment is not considered other-than-temporarily impaired.

Mutual Funds:  The security that has been in an unrealized loss position more than twelve months has experienced an improvement in fair value during this year.  All other funds have been in an unrealized loss position for less than twelve months.  These positions are not considered other-than-temporarily impaired because the Corporation does not have the intent to sell these investments, and the Corporation has the ability to hold the investments until a market price recovery.

Maturities of investment securities classified as available for sale and held to maturity at September 30, 2011 were as follows:

	September 30, 2011
	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$12,386	$12,586
Due after one year through five years	144,218	150,404
Due after five years through ten years	131,567	147,092
Due after ten years	395,128	442,075
Residential mortgage-backed securities	9,000	9,778
Collateralized mortgage obligations	216,739	221,645
	$909,038	$983,580
Securities held to maturity:
Due in one year or less	$10,987	$11,196
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	2,418	2,812
Residential mortgage-backed securities	479	513
	$13,884	$14,521

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Information regarding realized and unrealized gains and losses from investments for the three months and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$3,792	$-	$10,941	$69
Gross losses from sales	(13)	(148)	(248)	(272)
Gross losses from other-than-temporary impairments	-	-	-	(95)
Total debt securities	3,779	(148)	10,693	(298)
Equity securities:
Trading securities:
Gross gains from sales	7,329	110	11,195	935
Gross losses from sales	(4,298)	(212)	(4,726)	(741)
	3,031	(102)	6,469	194
Securities available for sale:
Gross gains from sales	686	273	3,317	3,259
Gross losses from sales	(1,927)	(19)	(2,022)	(576)
Gross losses from other-than-temporary impairments	-	(317)	-	(2,838)
	(1,241)	(63)	1,295	(155)
Total equity securities	1,790	(165)	7,764	39
Net realized gains (losses) on securities	$5,569	$(313)	$18,457	$(259)

The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.

	Three month ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Changes in net unrealized gains (losses):
Recognized in income:
Equity securities – trading	$(6,007)	$4,611	$(7,267)	$631
Recognized in accumulated other comprehensive income (loss):
Fixed maturities – available for sale	39,441	21,393	44,913	53,900
Equity securities – available for sale	(13,943)	3,346	(13,699)	3,066
	$25,498	$24,739	$31,214	$56,966
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(50)	$90	$(172)	$442

The deferred tax liability/asset related to unrealized gains and losses, respectively, recognized in accumulated other comprehensive income/ (loss) during the nine months ended September 30, 2011 and 2010 aggregated to $6,105 and $10,315, respectively.

As of September 30, 2011 and December 31, 2010, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Fixed maturities	$10,645	$11,707	$33,224	$34,303
Equity securities	1,083	756	1,997	2,595
Policy loans	116	113	336	330
Cash equivalents and interest-bearing deposits	101	58	386	160
Other	116	160	570	500
Total	$12,061	$12,794	$36,513	$37,888

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Premiums	$93,073	$144,501
Self-funded group receivables	70,301	73,750
FEHBP	12,152	11,001
Agent balances	31,253	37,262
Accrued interest	9,646	9,781
Reinsurance recoverable	49,013	47,342
Other	29,256	22,177
	294,694	345,814
Less allowance for doubtful receivables:
Premiums	13,450	13,106
Other	8,661	6,928
	22,111	20,034
Total premiums and other receivables, net	$272,583	$325,780

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Claim Liabilities

The activity in the total claim liabilities for the three months and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Claim liabilities at beginning of period	$398,708	$411,410	$360,210	$360,446
Reinsurance recoverable on claim liabilities	(31,854)	(33,069)	(31,449)	(30,712)
Net claim liabilities at beginning of period	366,854	378,341	328,761	329,734
Claim liabilities acquired from American Health	-	-	41,666	-
Incurred claims and loss-adjustment expenses:
Current period insured events	435,953	417,642	1,274,432	1,259,518
Prior period insured events	2,515	671	(11,552)	4,006
Total	438,468	418,313	1,262,880	1,263,524
Payments of losses and loss-adjustment expenses:
Current period insured events	386,457	383,961	956,934	951,570
Prior period insured events	59,899	22,016	317,407	251,011
Total	446,356	405,977	1,274,341	1,202,581
Net claim liabilities at end of period	358,966	390,677	358,966	390,677
Reinsurance recoverable on claim liabilities	35,657	33,142	35,657	33,142
Claim liabilities at end of period	$394,623	$423,819	$394,623	$423,819

As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the nine months ended September 30, 2011 is due primarily to better than expected utilization trends.

Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.  The claims incurred disclosed in this table exclude the change in the liability for future policy benefits expense, which amounted to $3,931 and $10,033, during the three months and nine months ended September 30, 2011, respectively.  The change in the liability for future policy benefits during the three months and nine months ended September 30, 2010 amount to $3,201 and $8,656, respectively.

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

(i)            Cash  and Cash Equivalent

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

(iv)           Receivables, Accounts Payable and Accrued Liabilities and Short-term Borrowings

The carrying amount of receivables, accounts payable and accrued liabilities and short-term borrowings approximates fair value because they mature and should be collected or paid within 12 months after September 30, 2011.

(v)            Policyholder Deposits

The fair value of policyholder deposits is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.

(vi)           Long-term Borrowings

The carrying amounts and fair value of the Corporation’s long-term borrowings are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
Loans payable to bank	$19,797	$19,797	$21,027	$21,027
6.3% senior unsecured notes payable	-	-	50,000	49,625
6.6% senior unsecured notes payable	35,000	34,606	35,000	34,388
6.7% senior unsecured notes payable	35,000	34,913	35,000	35,000
Repurchase agreeement	25,000	25,763	25,000	24,575
Totals	$114,797	$115,079	$166,027	$164,615

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

The following tables summarize fair value measurements by level at September 30, 2011 and December 31, 2010 for assets measured at fair value on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Equity securities held for trading	$-	$-	$-	$-
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	-	95,792	-	95,792
U.S. Treasury securities and obligations of U.S government instrumentalities	41,913	-	-	41,913
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	78,985	-	78,985
Municipal securities	-	405,760	-	405,760
Corporate bonds	-	129,707	-	129,707
Residential agency mortgage-backed securities	-	9,778	-	9,778
Collateralized mortgage obligations	-	221,645	-	221,645
Total fixed maturities	41,913	941,667	-	983,580
Equity securities
Common stocks	2,879	-	-	2,879
Preferred stocks	406	-	-	406
Perpetual preferred stocks	889	-	-	889
Mutual funds	110,792	9,832	5,086	125,710
Total equity securities	114,966	9,832	5,086	129,884
Derivatives (reported within other assets in the consolidated balance sheets)	-	50	-	50
Total	$156,879	$951,549	$5,086	$1,113,514

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

The fair value of fixed maturity and equity securities included in the Level 2 category were based on market values obtained from independent pricing services, which utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and when available loan performance data.  Because many fixed income securities do not trade on a daily basis, the models used by independent pricing service providers to prepare evaluations apply available information, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.  For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available.  The independent pricing service providers monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  Transfers into Level 3 from Level 2 during the three and nine months ended September 30, 2011 primarily reflect the level of unobservable inputs used to value certain private international equity and real estate funds.  There were no transfers between Levels I and II during the three and nine months ended September 30, 2011 and 2010.   A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2011 and 2010 is as follows:

	Three months ended
	September 30, 2011			September 30, 2010
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$1,338	$1,338	$-	$699	$699
Unrealized gains (losses) in other accumulated comprehensive income	-	54	54	-	(6)	(6)
Purchases	-	525	525	-	153	153
Transfers into Level 3	-	3,169	3,169	-	-	-
Ending balance	$-	$5,086	$5,086	$-	$846	$846

	Nine months ended
	September 30, 2011			September 30, 2010
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$1,044	$1,044	$-	$775	$775
Unrealized gains (losses) in other accumulated comprehensive income	-	126	126	-	(253)	(253)
Purchases	-	747	747	-	324	324
Transfers into Level 3	-	3,169	3,169	-	-	-
Ending balance	$-	$5,086	$5,086	$-	$846	$846

(8)	Share-Based Compensation

Share-based compensation expense recorded during the three months and nine months ended September 30, 2011 was $398 and $1,489, respectively.  Share-based compensation expense recorded during the three months and nine months ended September 30, 2010 was $638 and $1,316, respectively.  During the nine months ended September 30, 2011 cash received from stock option exercises was $189. The impact of these cash receipts is included within the cash flows from financing activities in the accompanying consolidated statement of cash flows.  During the nine months ended September 30, 2011, 32,776 shares were repurchased and retired as a result of a non-cash exercise of stock options.  Also, during the nine months ended September 30, 2011, 432,567 options were cash-settled for $2,420 at its fair value at time of settlement.  No options were exercised or cash-settled during the nine months ended September 30, 2010.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain on	pension	comprehensive
	securities	benefits	income
Balance at January 1	$32,743	$(27,279)	$5,464
Net current period change	25,109	1,503	26,612
Balance at September 30	$57,852	$(25,776)	$32,076

(10)	Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries.  The Corporation and its subsidiaries are subject to Puerto Rico income taxes.  The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. In addition, a subsidiary of the Corporation, which is incorporated under the laws of the State of Delaware, is also subject to U.S. Federal income taxes. As of September 30, 2011, tax years 2004 through 2011 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

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

In 2010, the government of Puerto Rico adopted a comprehensive tax reform in two phases.  The first phase became effective in the last quarter of 2010 and was mostly related to reducing the income tax burden to individuals.  In 2010 only, corporations received an income tax credit amounting to 7% of the tax determined, defined as the tax liability less certain credits.  The second phase of the reform, which was approved on January 31, 2011, reduces the maximum corporate income tax rate from 39% to approximately 30%, eliminates a temporary surtax of 5%, and adds several tax credits and deductions, among other tax reliefs and changes.  As a result of this income tax rate reduction, the consolidated net deferred tax assets were decreased through a one-time charge to the consolidated deferred tax expense of approximately $6,400 during the nine months ended September 30, 2011.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(11)	Pension Plan

The components of net periodic benefit cost for the three months and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Components of net periodic benefit cost:
Service cost	$1,406	$1,218	$2,926	$3,772
Interest cost	1,624	1,478	5,125	4,497
Expected return on assets	(1,270)	(1,044)	(3,997)	(3,148)
Amortization of prior service benefit	(109)	(110)	(344)	(333)
Amortization of actuarial loss	809	588	2,492	1,782
Net periodic benefit cost	$2,460	$2,130	$6,202	$6,570

Employer contributions:   The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2010 that it expected to contribute $10,000 to its pension program in 2011.  As of September 30, 2011, the Corporation has contributed $16,500 to the pension program.  The Corporation expects no further contributions to fund its pension program in 2011.

(12)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator for earnings per share:
Net income available to stockholders	$11,613	$20,488	$39,069	$46,737
Denominator for basic earnings per share:
Weighted average of common shares	28,736,762	29,095,272	28,776,279	29,085,188
Effect of dilutive securities	113,485	220,301	180,415	197,690
Denominator for diluted earnings per share	28,850,247	29,315,573	28,956,694	29,282,878
Basic net income per share	$0.40	$0.70	$1.36	$1.61
Diluted net income per share	$0.40	$0.70	$1.35	$1.60

During the three months and nine months ended September 30, 2011, the weighted average of stock option shares of approximately 4,032 was excluded from the denominator for the diluted earnings per share computation because the stock options were anti-dilutive.  There were no anti-dilutive stock options during the three months and nine months ended September 30, 2010.

(13)	Contingencies

As of September 30, 2011, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.

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

Hau et al Litigation (formerly known as Jordan et al)

On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million.  Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million.  After extensive discovery, plaintiffs amended their complaint for the third time in December 2010 and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code.  In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Corporation and TSS.  Two of the original plaintiffs were also eliminated from the Third Amended Complaint (TAC).  The TAC alleges breach of six Share Acquisition Agreements, breach of the provider contract by way of discriminatory audits and improper payment of services rendered, and reduces the claim for damages to approximately $13.3 million.   Plaintiffs also allege a claim for libel and slander against a former President of TSM.  In January 2011, we filed our response and a counterclaim for malicious prosecution and abuse of process.  Discovery is ongoing.  The Corporation is vigorously defending this claim.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Corporation, opposed.  Following months of jurisdictional proceedings in the federal court system, the federal district court in Puerto Rico decided to retain jurisdiction on February 8, 2011.  The defendants filed a joint motion to dismiss the case on the merits, because the complaint fails to state a claim upon which relief can be granted.  On August 31, 2011, the District Court dismissed all of plaintiffs’ claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005.  The parties have briefed the issue.  In addition, the plaintiffs moved the court to reconsider its August 31, 2011 decision and the defendants moved the court to dismiss the breach of contract claim.  The parties are awaiting the court’s decision on these issues.

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

Claims by Heirs of Former Shareholders

The Corporation and TSS are defending three individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 48 shares of the Corporation or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split) . While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Corporation’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper. In two of these cases, the Court of First Instance determined that the plantiffs' claims are time barred under the two year statute of limitations contained in the local securities law. These cases are in different stages of appeal by the plantiffs. In the third case, the court of First Instance denied our request for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Court of First instance. We plan to file a request for reconsideration in this case.

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

Our investigation revealed that the security breaches were the result of unauthorized use of one or more active user IDs and passwords specific to the TCI IPA database, and not the result of breaches of TCI’s, TSS’s or the Corporation’s system security features.  Nonetheless, we took measures to strengthen TCI’s server security and credentials management procedures and conducted an assessment of our system-wide data and facility security to prevent the occurrence of a similar incident in the future.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

We notified the appropriate Puerto Rico and federal government agencies of these events, and gave public notice of the breaches as required under Puerto Rico and federal law.  We received a number of inquiries and requests for information related to these events from these government agencies and are cooperating with them.  The Puerto Rico government agency that oversees the HIP levied a fine of $100,000 on TSS in connection with these incidents, but following our request for reconsideration, the agency withdrew the fine until the pertinent federal authorities conclude their investigations of this matter.  On August 16, 2011, the Office for Civil Rights of the U.S. Department of Health and Human Services initiated a review of TSS’s and TCI’s compliance with the security and privacy rules promulgated under the Health Insurance Portability and Accountability Act of 1996, in connection with these data breaches.  We do not have sufficient information at this time to predict whether any future action by government entities or others as a result of the data breaches would adversely affect our business, financial condition and results of operations.

Joint Underwriting Association Litigations

On August 19, 2011, plaintiffs, purportedly a group of motor vehicle owners, filed a putative class action in the United States District Court for the District of Puerto Rico against the Puerto Rico Joint Underwriting Association (“JUA”) and 17 other defendants, including Triple-S Propiedad, Inc. (“TSP”), alleging violations under the Puerto Rico Insurance Code, the Puerto Rico Civil Code, the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the local statute against organized crime and money laundering. JUA is a private association created by law to administer a compulsory public liability insurance program for motor vehicles in Puerto Rico (“CLI”).  As required by its enabling act, JUA is composed of all the insurers that underwrite private motor vehicle insurance in Puerto Rico and exceed the minimum underwriting percentage established in such act.  TSP is a member of JUA.

In this lawsuit entitled Noemí Torres Ronda, et al v. Joint Underwriting Association, et al., plaintiffs allege that the defendants illegally charged and misappropriated a portion of the CLI premiums paid by motor vehicle owners in violation of the Puerto Rico Insurance Code.  Specifically, they claim that because the defendants do not incur in acquisition or administration costs allegedly totaling 12% of the premium dollar, charging for such costs constitutes the illegal traffic of premiums.  Plaintiffs also claim that the defendants, as members of JUA, violated RICO through various inappropriate actions designed to defraud motor vehicle owners located in Puerto Rico and embezzle a portion of the CLI premiums for their benefit.

Plaintiffs seek the reimbursement of funds for the class amounting to $406.6 million, treble damages under RICO, and equitable relief, including a permanent injunction and declaratory judgment barring defendants from their alleged conduct and practices, along with costs and attorneys’ fees.

This case is in a very early stage, and neither answers nor dispositive motions have been filed.  The Corporation intends to vigorously contest this lawsuit on several grounds.  Among them, based on the opinion of counsel, the Corporation believes that the complaint falls short of the pleading requirements under RICO and is barred by the filed rate doctrine, because the premiums were established by law and filed with the Puerto Rico Insurance Commissioner.  Furthermore, TSP is obligated by law to participate in JUA and charge the legislated premiums for CLI.

A similar case entitled Maria Margarita Collazo Burgos, et al. v. La Asociación de Suscripcion Conjunta del Seguro de Responsabilidad Obligatorio (JUA), et al., was filed against JUA and its members, including TSP, in the Puerto Rico Court of First Instance, San Juan Part on January 28, 2010.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

This litigation is a putative class action lawsuit brought on behalf of motor vehicle owners in Puerto Rico.  Plaintiffs in this lawsuit allege that each of the defendants engaged in similar activities and conduct as those alleged in the Torres litigation and claim the recovery of $225 million for the class pertaining to the acquisition and administration costs of the CLI, allegedly charged in violation of the Puerto Rico Insurance Code’s provisions prohibiting the illegal traffic of premiums.  TSP is vigorously contesting this action.

At this early stage of these cases, the Corporation cannot assess the probability of an adverse outcome, or the reasonable financial impact that any such outcome may have on the Corporation.

(14)	Business Combination

Effective February 7, 2011, the Corporation announced that its subsidiary, TSS completed the acquisition of 100% of the outstanding capital stock of Socios Mayores en Salud Holdings, Inc. (from now on referred to as “American Health” or “AH”), a provider of Medicare Advantage services to over 40,000 dual and non-dual eligible members in Puerto Rico.  After this acquisition the Corporation expects to be better positioned for continued growth in the Medicare Advantage business.  The Corporation accounted for this acquisition in accordance with the provisions of Accounting Standard Codification Topic 805, Business Combinations.  The results of operations and financial condition of AH are included in the accompanying consolidated financial statements for the period following the effective date of the acquisition.  The aggregate purchase price of the acquired entity was preliminarily estimated at approximately $83,428.  Direct costs related to the acquisition amounted to $440 and were included in the consolidated operating expenses during the nine months ended September 30, 2011.

Although the closing date of the transaction was February 7, 2011, the consideration amount was determined using AH’s financial position as of January 31, 2011 and as such, TSS has acquired the net assets held by AH as of that date.   Therefore, we have recorded a preliminary allocation of the purchase price to AH tangible and intangible assets acquired and liabilities assumed based on their fair value as of January 31, 2011.  Additional adjustments to the purchase price allocation may occur for one year after the date of acquisition if new information becomes known about facts and circumstances that existed as of January 31, 2011 that, if known, would have affected the amounts recognized as of that date. Preliminary goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired.  Goodwill will not be deductible for tax purposes and is attributable to synergies and economies of scale expected from the acquisition.  The following table summarizes the consideration transferred to acquire AH as of September 30, 2011 and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

As of the date of this quarterly report, the external valuation procedures have not progressed to a stage where we can identify and quantify the intangible assets acquired in this transaction.  Because the external valuation procedures have not been completed this purchase price allocation is preliminary.  In addition, the Company is evaluating certain tax matters and some receivables and accounts payable that could also change the purchase price allocation.  As a result, the amount of the final purchase price allocation could differ materially from the amounts presented in the unaudited interim consolidated financial statements.  To the extent that any amount is assigned to a tangible or finite live intangible asset, this amount will be depreciated or amortized, as appropriate, to earnings over the expected period of benefit of the asset.  At September 30, 2011, we recognized preliminary intangible assets of $35.1 million and goodwill of $25.9 million within the consolidated other assets.  During the three months and nine months ended September 30, 2011 we recognized $2.1 million and $5.5 million, respectively, of amortization expense related to estimated intangible assets resulting from the AH transaction.

The consolidated statements of earnings for the three months ended September 30, 2011 include $118,732 and $2,171 related to AH operating revenues and net income, respectively.  The consolidated statements of earnings for the nine months ended September 30, 2011 include $309,276 and $4,591 related to AH operating revenues and net income, respectively, corresponding to the period subsequent to the effective date of the acquisition.  The following unaudited pro forma financial information presents the combined results of operations of the Corporation and AH as if the acquisition had occurred at the beginning of 2010.  The unaudited pro forma financial information is not intended to represent or be indicative of the Corporation’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Corporation’s future consolidated results of operations.

	Unaudited
	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues	$542,632	$616,742	$1,612,361	$1,849,579

Net Income	$11,944	$22,412	$39,562	$55,456

Basic net income per share	$0.62	$0.75	$1.38	$1.91

Diluted net income per share	$0.61	$0.74	$1.37	$1.89

The above pro forma operating revenues and net income considers the following estimated acquisition adjustments:

•
Amortization of intangible assets – based on the estimated fair value of the tangible net assets acquired from AH, we estimate that we will recognize in our consolidated balance sheet preliminary intangible assets of approximately $60.5 million, including goodwill.  We considered an amortization expense for the three months and nine months ended September 30, 2011 of $1.5 million and $4.6 million, respectively.  We considered an amortization expense for the three months and nine months ended September 30, 2010 of $2.1 million and $6.2 million, respectively.

•
Interest expense – represents the interest expense related to the short-term reverse repurchase agreements amounting to $55.0 million to finance the first payment of the acquisition.  This agreement was paid during the quarter of the acquisition.  Total interest expense related to these reverse repurchase agreements was approximately $42.

•
Net investment income - this pro forma adjustment represents the anticipated bond discount amortization of approximately $31 and $92 for the three months and nine months ended September 30, 2010, respectively, due to the fair value accounting of investment in securities.  For the nine months ended September 30, 2011 an additional bond discount amortization of approximately $11 was recorded.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

•	Acquisition costs – we recognized in the three month and nine month period ended September 30, 2010 $440 of expenses related to the acquisition.

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

No other events have occurred that require disclosure or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and nine months ended September 30, 2011.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2010.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (“PDP”)) markets.  In the Commercial market we are the largest provider of managed care products.  We offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participated in the Government of Puerto Rico Health Reform (“Medicaid”) up to September 30, 2010, and beginning on November 1, 2011 we will participate in Medicaid once again.  Medicaid is a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.

We have the exclusive right to use the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.  As of September 30, 2011 we serve approximately 812,000 members across all regions of Puerto Rico and U.S. Virgin Islands, covering approximately 22% of the Puerto Rico population.  For the nine months ended September 30, 2011, our managed care segment represented approximately 90% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.  Our life insurance segment had a market share of approximately 8% (in terms of direct premiums) during the nine months ended September 30, 2010.  Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) for the year ended December 31, 2010.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (“TSS”) and Socios Mayores en Salud Holdings, Inc. (from now on referred to as “American Health” or “AH”).  TSS is a Blue Cross Blue Shield Association (“BCBSA”) licensee, which provides us with exclusive use of the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 5% of our consolidated premiums earned, net for the nine months ended September 30, 2011.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2011	2010	2011	2010
Premiums earned, net:
Managed care	$472.4	$446.4	$1,364.4	$1,342.7
Life insurance	28.8	26.7	83.7	78.7
Property and casualty insurance	24.9	24.5	74.5	75.2
Intersegment premiums earned	(0.7)	(1.1)	(2.1)	(3.2)
Consolidated premiums earned, net	$525.4	$496.5	$1,520.5	$1,493.4
Administrative service fees:
Managed care	$6.4	$10.9	$22.0	$37.1
Intersegment administrative service fees	(1.2)	(0.7)	(3.2)	(2.2)
Consolidated administrative service fees	$5.2	$10.2	$18.8	$34.9
Operating income:
Managed care	$11.2	$16.4	$32.6	$47.5
Life insurance	5.3	4.6	13.2	13.1
Property and casualty insurance	(1.1)	2.2	2.0	3.3
Intersegment and other	1.2	0.7	2.9	2.4
Consolidated operating income	$16.6	$23.9	$50.7	$66.3

Our revenues primarily consist of premiums earned, net and administrative service fees.  These revenues are derived from the sale of managed care products in the Commercial market to employer groups, individuals and government-sponsored programs, principally Medicare.  Premiums are derived from insurance contracts and administrative service fees are derived from self-funded contracts, under which we provide a range of services, including claims administration, billing and membership services, among others.  Revenues also include premiums earned from the sale of property and casualty and life insurance contracts, and investment income.  Substantially all of our earnings are generated in Puerto Rico.

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

Recent Developments

Commonwealth of Puerto Rico Healthcare Reform Contract (Medicaid)

On October 17, 2011, TSS entered into a contract with the Puerto Rico Health Insurance Administration (“ASES” by its Spanish acronym), effective November 1st, 2011, to administer the provision of the physical health component of the miSalud program in designated service regions in the Commonwealth of Puerto Rico (the “Contract”). The Contract expires on June 30, 2013. Pursuant to the miSalud program, the Government of Puerto Rico provides physical and behavioral health services to Medicaid beneficiaries and recipients of the Children’s Health Insurance Program, as well as children in foster care, certain individuals and families eligible based on income, and certain Government employees, pensioners and veterans.

Under the terms of the Contract, TSS is a third party administrator responsible for the provision of administrative services to miSalud subscribers in the following designated regions: West, North, Metro North, San Juan, Northeast and Virtual (the Virtual region covers services provided throughout Puerto Rico to children in foster care and certain victims of domestic violence) (collectively, the “Service Regions”).  The miSalud program currently services approximately 840,000 members in these regions. This represents approximately 1.6-1.7 million additional member months increasing our expectations to  4.3-4.5 member months enrollment. The administrative services to be provided in the Service Regions include case, disease and utilization management, network management and credentialing, enrollment and enrollee services and claims administration, among others. TSS, however, is not financially responsible or otherwise at risk for the provision of services to subscribers of miSalud in the Service Regions.

Puerto Rico Regulations

On August 29, 2011, the Government of Puerto Rico approved Law Number 194 to create the Health Insurance Code of Puerto Rico. The intention of this law is to ensure a more effective, uniform and consistent regulatory framework to oversee the health insurance sector, and advance the purposes of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, signed into law on March 30, 2010 (collectively, Pub. L. No. 111-148, and referred to herein as “ACA”). This local law prohibits health insurance issuers from denying enrollment to any individual applying for insurance coverage in the individual market beginning on January 1, 2014. Contrary to the provisions of ACA applicable to the States, the local law: a) does not impose a mandate on the individuals to buy health insurance coverage; b) nor imposes a tax penalty for those who do not buy health insurance coverage. Besides, it does not provide guidelines for enrollment periods nor requires individuals to keep the policy for a minimum period of time. The law also prohibits the imposition of cost-sharing arrangements in preventive services coverage without considering whether the individual or group health plan is grand-fathered under the ACA. Grandfather plans are those plans in the individual or group market that existed prior to March 23, 2010, which is the date in which the ACA enter into effect, and comply with other legal requirements under the federal law.

Through our Managed Care segment, we offer managed care products to individuals and their dependent family members through a network of independent brokers. The implementation of this law could have a material adverse effect on the profitability, financial condition and results of operation of the Corporation to the extent that only individuals with chronic or costly conditions may choose to enroll in any of the products we offer in the individual market, creating an adverse selection. Similarly, the provision requiring coverage of preventive services without the imposition of cost sharing may contribute to the overutilization of these service.

Please see “Item 1. Business – Regulation” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 for additional information with respect to Puerto Rico regulations.

Federal Regulation

On March 23, 2010, President Obama signed into law federal health reform legislation, known as the Patient Protection and Affordable Care Act. The ACA includes certain mandates that took effect in 2010, as well as other requirements that are to be implemented over the next several years. For example, from 2014 onward, health insurance issuers are prohibited from denying enrollment based on health status in the individual and group markets. Furthermore, the Department of the Treasury and the Internal Revenue Service issued Notice 2011-35 on June 8, 2011. This notice describes the ACA provisions creating the Patient-Centered Outcomes Research Trust Fund as a funding source for the Patient-Centered Outcomes Research Institute. The source of funds for the trust is a fee on health insurance policies and self-insured health plans based on the average number of lives covered under each policy or plan. The fee must be paid by the issuer of the policy. For policy or plan years ending after September 30, 2012, issuers must pay a fee of $1 per member per year. The fee increases to $2 per member per year for policy years ending after September 30, 2013. The fee does not apply to policy years ending after September 30, 2019. These two initiatives may result in adverse selection and premium increases, respectively.

On October 24, 2011 the Center for Consumer Information & Insurance Oversight (“CCIIO”) issued an updated list of states with effective rate review programs, including information related to which states have effective rate review programs for trade or professional association  products.  Puerto Rico is among the jurisdictions with an effective rate review program and from now on every rate increase of 10% or higher must be submitted to the Insurance Commissioner Office of Puerto Rico for approval prior to its implementation.

Other significant provisions of ACA that will impact our business include, among others, provisions that (i) freeze premium payments to Medicare Advantage health plans beginning in 2011 and that tie such payments to the local Medicare fee for service costs (adjustments will be phased in over a period of 3 to 7 years, depending on the amount of the eventual adjustment), (ii) gradually close the coverage gap, or "donut hole," in Medicare Part D, (iii) tie Medicare Advantage premiums to the achievement of certain quality performance measures (Star Ratings), and (iv) stipulate minimum medical loss ratios.

We currently estimate that our Medicare Advantage premium payments, on average, will decrease by at least 6% during 2012.  To address these reductions, we may have to reduce benefits, charge or increase member premiums, reduce profit margin expectations, or implement some combination of these actions.  Such actions could adversely impact our membership growth, revenue expectations, and our operating margins.

Beginning 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) will be eligible for a quality bonus in their basic premium rates. Initially quality bonuses were limited to the few plans that achieved 4 or more stars as their overall rating, but CMS is using demonstration authority to expand the quality bonus to 3 star plans for a three year period through 2014. In addition, also beginning in 2012, Medicare Advantage star ratings will affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%).  In all cases, these rebates percentages are lower than the previous percentage of 75%.  Our Medicare Advantage plans are currently rated 2.5 out of 5 stars.  Notwithstanding efforts to improve our star ratings and other quality measures in 2012 there can be no assurance that we will be successful in doing so.  Accordingly, our plans may not be eligible for full level quality bonuses or increased rebates in future years, which could adversely affect the benefits such plans can offer, and reduce their membership and profit margins.

The federal health reform legislation is discussed in more detail under “Item 1. Business – Regulation” and “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Managed Care Membership

	As of September 30,
	2011	2010
Managed care enrollment:
Commercial 1	704,992	737,697
Medicare 2	107,053	64,190
Medicaid 3	-	544,448
Total	812,045	1,346,335

Managed care enrollment by funding arrangement:
Fully-insured	583,382	900,488
Self-insured	228,663	445,847
Total	812,045	1,346,335

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership. As of September 30, 2011 total membership attributable to the AH acquisition was 44,168
(3)	Includes rated and self-funded members. We participated in this sector up to September 30, 2010.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2011	2010	2011	2010

Revenues:
Premiums earned, net	$525.4	$496.5	$1,520.5	$1,493.4
Administrative service fees	5.2	10.2	18.8	34.9
Net investment income	12.0	12.8	36.5	37.9
Total operating revenues	542.6	519.5	1,575.8	1,566.2
Net realized investment gains (losses)	5.6	(0.3)	18.5	(0.3)
Net unrealized investment (loss) gain on trading securities	(6.0)	4.6	(7.3)	0.6
Other income (expense), net	(0.2)	0.6	0.3	0.4
Total revenues	542.0	524.4	1,587.3	1,566.9
Benefits and expenses:
Claims incurred	442.4	421.5	1,272.9	1,272.2
Operating expenses	83.6	74.1	252.2	227.7
Total operating expenses	526.0	495.6	1,525.1	1,499.9
Interest expense	2.5	3.0	8.6	9.6
Total benefits and expenses	528.5	498.6	1,533.7	1,509.5
Income before taxes	13.5	25.8	53.6	57.4
Income tax expense	1.9	5.3	14.5	10.7
Net income	$11.6	$20.5	$39.1	$46.7

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Operating Revenues

Consolidated premiums earned, net increased by $28.9 million, or 5.8%, to $525.4 million during the three months ended September 30, 2011 when compared to the three months ended September 30, 2010; mostly due to the higher member months enrollment in the Medicare business attributed to new members acquired from AH.  Such increase was mostly offset by the decrease in the Medicaid premiums as a result of the termination of the Medicaid contracts effective September 30, 2010.

The decrease in administrative service fees of $5.0 million, or 49.0%, to $5.2 million in the 2011 period, is mostly attributed to the termination of the Medicaid contracts effective September 30, 2010.

Net Realized Investment Gains (Losses)

Consolidated net realized investment gains of $5.6 million during the 2011 period are the result of net realized gains, mainly from the sale of our trading portfolio and other debt securities.

Net Unrealized Investment (Loss) Gain on Trading Securities

Consolidated net unrealized losses on trading securities decreased by $10.6 million, to a loss of $6.0 million during the three months ended September 30, 2011, mostly results the effect of the sale of the portfolio and from market fluctuations during this period.

Claims Incurred

Consolidated claims incurred increased by $20.9 million, or 5.0%, to $442.4 million during the three months ended September 30, 2011 when compared to the claims incurred during the three months ended September 30, 2010, mostly in the Managed Care segment.  This increased claims incurred of the Managed Care segment result from the additional business related to the AH acquisition partially offset by the effect of the termination of the Medicaid contracts effective September 30, 2010.  The consolidated loss ratio decreased by 0.7 percentage points to 84.2%.

Operating Expenses

Consolidated operating expenses during the three months ended September 30, 2011 increased by $9.5 million, or 12.8%, to $83.6 million as compared to the operating expenses during the three months ended September 30, 2010, primarily due to the acquisition of AH, offset in part by the reduction of costs directly related to the Medicaid business after the termination of its contracts effective September 30, 2010.  For the three months ended September 30, 2011, the consolidated operating expense ratio increased by 1.2 percentage points to 15.8%.  This increase is mainly due to additional operating costs incurred by the Managed Care segment in order to maintain the level of services offered to members and providers while transitioning to its new IT system.  Also contributing to the increased operating expense ratio are the expenses related to the AH operations, which run at a higher operating expense ratio than the Medicaid business.  Approximately $2.1 million of the expense associated to the AH operations are related to the amortization of intangible assets.

Income Tax Expense

Consolidated income tax expense during the three months ended September 30, 2011 decreased by $3.4 million, to $1.9 million, as compared to the income tax expense during the three months ended September 30, 2010.  The effective tax rate decreased by 6.4 percentage points to 14.1%, mainly as a result of a lower taxable income in the Managed Care segment, which operates at a higher effective tax rate, and the use of tax credits during the 2011 period.  Also contributing to the lower effective tax rate is a reduction in the maximum corporate income tax rate.  The new Puerto Rico tax reform approved in 2011 provides for the reduction of the maximum corporate income tax rate from 39% to approximately 30%, the elimination of an additional tax rate imposed in 2009, as well as adding several tax credits and deductions, among other tax reliefs and changes.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating Revenues

Consolidated premiums earned, net increased by $27.1 million, or 1.8%, to $1,520.5 million during the nine months ended September 30, 2011 when compared to the nine months ended September 30, 2010.  The increase was mostly the result of a higher member months enrollment in the Medicare business attributed to new members acquired from AH, offset in part by the termination of the Medicaid contracts effective September 30, 2010.

The decrease in administrative service fees of $16.1 million, or 46.1%, to $18.8 million in the 2011 period, is mostly attributed to the termination of the Medicaid contracts effective September 30, 2010.

Net Realized Investment Gains (Losses)

Consolidated net realized investment gains of $18.5 million during the 2011 period are the result of net realized gains from the sale of debt and equity securities, including our trading portfolio.

Net Unrealized Investment (Loss) Gain) on Trading Securities

Consolidated net unrealized losses on trading securities decreased by $7.9 million, to a loss of $7.3 million during the nine months ended September 30, 2011, mostly results from the effect of the sale of the portfolio and market fluctuations during this period.

Claims Incurred

Consolidated claims incurred increased by $0.7 million, or 0.1%, to $1,272.9 million during the nine months ended September 30, 2011 when compared to the claims incurred during the nine months ended September 30, 2010, mostly in the claims incurred of the Life Insurance segment.  The higher claims in the Life Insurance segment were offset in part by the lower claims incurred in the Managed Care segment as a result of the termination of the Medicaid contracts effective September 30, 2010, offset in part by an increase in claims incurred related to the AH acquisition.  The consolidated loss ratio decreased by 1.5 percentage points to 83.7%.

Operating Expenses

Consolidated operating expenses during the nine months ended September 30, 2011 increased by $24.5 million, or 10.8%, to $252.2 million as compared to the operating expenses during the nine months ended September 30, 2010, primarily due to the acquisition of AH, offset in part by the reduction of costs directly related to the Medicaid business after the termination of its contracts effective September 30, 2010.  For the nine months ended September 30, 2011, the consolidated operating expense ratio increased by 1.5 percentage points to 16.4%.  This higher operating expense ratio is mainly due to additional operating costs incurred by the Managed Care segment in order to maintain the level of services offered to members and providers while transitioning to its new IT system.  Also contributing to the higher operating expense ratio are the expenses related to the AH operations, which run at a higher operating expense ratio than the Medicaid business.  Approximately $5.5 million of the expense associated to the AH operations are related to the amortization of intangible assets.

Income Tax Expense

Consolidated income tax expense during the nine months ended September 30, 2011 increased by $3.8 million, to $14.5 million, as compared to the income tax expense during the nine months ended September 30, 2010.  The consolidated effective tax rate presents an increase of 8.5 percentage points, to 27.1% for the 2011 period.  The consolidated income tax expense includes a one-time charge of $6.4 million resulting from the reduction of the net deferred tax assets following the reduction in income tax rates after the enactment of the new Puerto Rico tax reform, which was effective January 2011.  This tax reform decreased corporations maximum tax rate from 39% to 30% and eliminated the additional tax rate imposed on a temporary basis.  Partially offsetting the effect of this adjustment to net deferred tax assets, is a reduction in the taxable income of in the Managed Care segment, which operates at a higher effective tax rate, and the use of tax credits in the 2011 period.

Managed Care Operating Results

	Three months ended		Nine months ended
(Dollar amounts in millions)	September 30,		September 30,
	2011	2010	2011	2010
Operating revenues:
Medical premiums earned, net:
Commercial	$234.4	237.1	$703.2	715.0
Medicare	238.0	116.4	658.5	354.6
Medicaid	-	92.9	2.7	273.1
Medical premiums earned, net	472.4	446.4	1,364.4	1,342.7
Administrative service fees	6.4	10.9	22.0	37.1
Net investment income	4.5	5.2	13.5	15.2
Total operating revenues	483.3	462.5	1,399.9	1,395.0
Medical operating costs:
Medical claims incurred	414.1	397.6	1,196.2	1,197.6
Medical operating expenses	58.0	48.5	171.1	149.9
Total medical operating costs	472.1	446.1	1,367.3	1,347.5
Medical operating income	$11.2	16.4	$32.6	47.5
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,440,393	1,484,056	4,362,829	4,521,088
Self-funded	670,150	735,154	2,058,365	2,239,544
Total Commercial member months	2,110,543	2,219,210	6,421,194	6,760,632
Medicare:
Medicare Advantage	291,628	165,327	823,264	506,622
Stand-alone PDP	26,444	28,014	79,648	84,395
Total Medicare member months	318,072	193,341	902,912	591,017
Medicaid:
Fully-insured	-	1,034,749	-	3,078,288
Self-funded	-	599,648	-	1,782,426
Total Reform member months	-	1,634,397	-	4,860,714
Total member months	2,428,615	4,046,948	7,324,106	12,212,363
Medical loss ratio	87.7%	89.1%	87.7%	89.2%
Operating expense ratio	12.1%	10.6%	12.3%	10.9%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Medical Operating Revenues

Medical premiums earned for the three months ended September 30, 2011 increased by $26.0 million, or 5.8%, to $472.4 million when compared to the medical premiums earned during the three months ended September 30, 2010.  This increase is principally the result of the following:

●
Medical premiums generated by the Medicare business increased during the three months ended September 30, 2011 by $121.6 million to $238.0 million.  This fluctuation is the result of an overall increase in the member months enrollment of this business by 124,731, or 64.5%, when compared with the same period in 2010.  Increase in member months enrollment was attributed to new members acquired from AH effective February 1, 2011, offset in part by a decrease in member months in our legacy dual eligible product.  Total member months from AH amounted to 130,065 during the three months ended September 30, 2011.

●	Decrease in medical premiums earned in the Medicaid business results from the termination of the Medicaid contracts effective September 30, 2010.

●
Medical premiums generated by the Commercial business decreased by $2.7 million, or 1.1%, to $234.4 million during the three months ended September 30, 2011.  This fluctuation is primarily the result of a decrease in member months enrollment by 43,663, or 2.9%; offset in part by higher average premium rates in rated group policies by approximately 2.7%.

Administrative service fees decreased by $4.5 million, or 41.3%, to $6.4 million during the three months ended September 30, 2011.  This fluctuation results from the termination of the Medicaid contracts effective September 30, 2010 as well as a lower self-insured commercial member months enrollment during the 2011 period.

Medical Claims Incurred

Medical claims incurred during the three months ended September 30, 2011 increased by $16.5 million, or 4.1%, to $414.1 million when compared to the three months ended September 30, 2011.  The medical loss ratio (“MLR”) of the segment decreased 1.4 percentage points during the 2011 period, to 87.7%.  These fluctuations are primarily attributed to the effect of the following:

●
The medical claims incurred of the Medicare business increased by $106.3 million, or 102.2%, during the 2011 period primarily due to the higher volume of business after the acquisition of AH effective February 1, 2011.  Total claims incurred during the 2011 period related to the AH business amounted to $101.8 million.  The MLR of the Medicare business was 88.4%, which is 0.9 percentage points lower than the MLR for the prior year, mostly due to the effect of prior period reserve developments in the 2011 and 2010 periods and to risk-score adjustments.  Excluding the effect of prior period reserve developments and risk-score premium adjustments, the MLR increased by 0.1 percentage points mostly as the result of higher utilization of medical services, particularly in our non-dual offerings.

●	The medical claims incurred of the Medicaid business were $87.3 million lower than the prior year mostly due to the termination of the Medicaid contracts effective September 30, 2010.

●
The medical claims incurred of the Commercial business decreased by $2.5 million, or 1.2%, during the 2011 period and its MLR decreased by 0.2 percentage points.  The MLR excluding the effect of prior period reserve developments in the 2011 and 2010 periods presents a decrease of 1.4 percentage points mostly as the result of lower utilization trends when compared to the prior year.

Medical Operating Expenses

Medical operating expenses for the three months ended September 30, 2011 increased by $9.5 million, or 19.6%, to $58.0 million when compared to the three months ended September 30, 2010, primarily due to the acquisition of AH, offset in part by the reduction of costs directly related to the Medicaid business after the termination of its contracts effective September 30, 2010.  Total operating expenses during the three months ended September 30, 2011 related to the AH business amounted to $12.6 million, approximately $2.1 million of which are related to the amortization of intangible assets.  The operating expense ratio increased by 1.5 percentage points, from 10.6% in 2010 to 12.1% in 2011.  The higher operating expense ratio increase is mainly due to additional operating costs incurred in order to maintain the level of services offered to members and providers while transitioning to the new IT system as well as to additional initiatives in preparation for the Medicare Advantage open enrollment season.  Also contributing to the increased operating expense ratio are the expenses associated to the AH operations, which run with a higher operating expense ratio than the Medicaid business.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Medical Operating Revenues

Medical premiums earned for the nine months ended September 30, 2011 increased by $21.7 million, or 1.6%, to $1,364.4 million when compared to the medical premiums earned during the nine months ended September 30, 2010.  This increase is principally the result of the following:

●
Medical premiums generated by the Medicare business increased during the nine months ended September 30, 2011 by $303.9 million, or 85.7%, to $658.5 million.  This fluctuation is the result of an overall increase in the member months enrollment of this business by 311,895, or 52.8%, when compared with the same period in 2010.  Increase in member months enrollment was attributed to new members acquired from AH effective February 1, 2011, offset in part by a decrease in member months in our legacy dual eligible product.  Total member months from AH amounted to 336,706 during the nine months ended September 30, 2011.

●
Medical premiums earned in the Medicaid business decreased by $270.4 million, to $2.7 million during the nine months ended September 30, 2011.  This fluctuation results from the termination of the Medicaid contracts effective September 30, 2010.  The premiums earned that are reflected in the 2011 period result from adjustments that increased the amount receivable corresponding to the risk sharing agreement with the government of Puerto Rico included in the Metro-North region contract.

●
Medical premiums generated by the Commercial business decreased by $11.8 million, or 1.7%, to $703.2 million during the nine months ended September 30, 2011.  This fluctuation is primarily the result of a decrease in member months enrollment by 158,259, or 3.5%, partially offset by an increase in average premium rates in rated group policies of approximately 3.5%.

Administrative service fees decreased by $15.1 million, or 40.7%, to $22.0 million during the nine months ended September 30, 2011.  This fluctuation results from the termination of the Medicaid contracts effective September 30, 2010 as well as a lower self-insured commercial member months enrollment during the 2011 period.

Medical Claims Incurred

Medical claims incurred during the nine months ended September 30, 2011 decreased by $1.4 million, or 0.1%, to $1,196.2 million when compared to the nine months ended September 30, 2010.  The MLR of the segment decreased 1.5 percentage points during the 2011 period, to 87.7%.  These fluctuations are primarily attributed to the effect of the following:

●	The medical claims incurred of the Medicaid business were $260.7 million lower than the prior year mostly due to the termination of the Medicaid contracts effective September 30, 2010.

●
The medical claims incurred of the Commercial business decreased by $27.1 million, or 4.2%, during the 2011 period and its MLR decreased by 2.5 percentage points.  The MLR excluding the effect of prior period reserve developments in the 2011 and 2010 periods presents a decrease of 2.8 percentage points, mostly as the result of lower utilization trends in 2011.

●
The medical claims incurred of the Medicare business increased by $286.4 million, or 96.6% during the 2011 period primarily due to the acquisition of AH effective February 1, 2011.  Total claims incurred during the 2011 period related to the AH business amounted to $269.9 million.  The Medicare MLR was 88.5%, which is 4.9 percentage points higher than the MLR for the prior year.  The MLR excluding prior period reserve developments in the 2011 and 2010 periods and to risk-score adjustments presents an increase of 4.6 percentage points.  The higher adjusted MLR is due to higher utilization trends in our non-dual product as compared to last year as well as the addition of AH which has a higher MLR than our other Medicare products.

Medical Operating Expenses

Medical operating expenses for the nine months ended September 30, 2011 increased by $21.2 million, or 14.1%, to $171.1 million when compared to the nine months ended September 30, 2010, primarily due to the acquisition of AH, offset in part by the reduction of costs directly related to the Medicaid business after the termination of its contracts effective September 30, 2010.  Total operating expenses during the nine months ended September 30, 2011 related to the AH business amounted to $32.1 million, approximately $5.5 million of which are related to the amortization of intangible assets.  The operating expense ratio increased by 1.4 percentage points, from 10.9% in 2010 to 12.3% in 2011.  This increase is mainly due to additional operating costs incurred in order to maintain the level of services offered to members and providers while transitioning to the new IT system.  Also contributing to the increased operating expense are the expenses associated to the AH operations, which run with a higher operating expense ratio than the Medicaid business.

Life Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2011	2010	2011	2010

Operating revenues:
Premiums earned, net:
Premiums earned	$30.2	$28.1	$88.1	$82.9
Premiums earned ceded	(1.4)	(1.4)	(4.4)	(4.2)
Premiums earned, net	28.8	26.7	83.7	78.7
Net investment income	4.6	4.5	13.5	12.9
Total operating revenues	33.4	31.2	97.2	91.6
Operating costs:
Policy benefits and claims incurred	14.4	12.8	40.4	37.1
Underwriting and other expenses	13.7	13.8	43.6	41.4
Total operating costs	28.1	26.6	84.0	78.5
Operating income	$5.3	$4.6	$13.2	$13.1
Additional data:
Loss ratio	50.0%	47.9%	48.3%	47.1%
Operating expense ratio	47.6%	51.7%	52.1%	52.6%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Operating Revenues

Premiums earned, net for the three months ended September 30, 2011 increased by $2.1 million, or 7.9% to $28.8 million when compared to the three months ended the September 30, 2010.  Such increase is primarily related to higher sales volume in Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the three months ended September 30, 2011 increased by $1.6 million, or 12.5%, to $14.4 million when compared to the three months ended September 30, 2010, as a result of higher claims received, as well as to higher average claim amount in the Cancer line of business, and also to an increase in the liability for future policy benefits which is driven by new business subscribed during the period in the Life and Cancer lines of business.  As a result, the loss ratio for the period increased from 47.9% in 2010 to 50.0% in 2011, or 2.1 percentage points.

Underwriting and Other Expenses

Underwriting and other expenses for the three month period ended September 30, 2011 decreased $0.1 million, or 0.7%, to $13.7 million when compared to the three months ended September 30, 2010.  The decrease is mostly related to a reduction in amortization of deferred policy acquisition costs resulting from higher sales in the Cancer line of business.  The decreased operating expenses resulted in a lower operating expense ratio, which decreased by 4.1 percentage points from 51.7% in 2010 to 47.6% in 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating Revenues

Premiums earned, net for the nine months ended September 30, 2011 increased by $5.0 million, or 6.4% to $83.7 million when compared to the nine months ended the September 30, 2010.  Such increase is primarily related to higher sales volume in Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the nine months ended September 30, 2011 increased by $3.3 million, or 8.9%, to $40.4 million when compared to the nine months ended September 30, 2010, as a result of higher claims received, as well as to a higher average claim amount, in the Cancer line of business, and also to an increase in the liability for future policy benefits that was driven by new business subscribed in the period.  The loss ratio for the period increased from 47.1% in 2010 to 48.3% in 2011, or 1.2 percentage points.

Underwriting and Other Expenses

Underwriting and other expenses for the nine month period ended September 30, 2011 increased $2.2 million, or 5.3%, to $43.6 million when compared to the nine months ended September 30, 2010.  The increase is mostly related to a higher amortization of deferred policy acquisition costs resulting from higher lapses in certain products within the Individual Life line of business and the higher volume of business of this segment.  The increased premiums earned resulted in a lower operating expense ratio, which decreased by 0.5 percentage points, from 52.6% in 2010 to 52.1% in 2011.

Property and Casualty Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2011	2010	2011	2010

Operating revenues:
Premiums earned, net:
Premiums written	$39.0	$40.7	$108.4	$111.5
Premiums ceded	(15.7)	(17.4)	(46.7)	(46.7)
Change in unearned premiums	1.6	1.2	12.8	10.4
Premiums earned, net	24.9	24.5	74.5	75.2
Net investment income	2.5	2.6	7.1	8.2
Total operating revenues	27.4	27.1	81.6	83.4
Operating costs:
Claims incurred	14.0	11.2	36.4	37.5
Underwriting and other expenses	14.5	13.7	43.2	42.6
Total operating costs	28.5	24.9	79.6	80.1
Operating (loss) income	$(1.1)	$2.2	$2.0	$3.3
Additional data:
Loss ratio	56.2%	45.7%	48.9%	49.9%
Operating expense ratio	58.2%	55.9%	58.0%	56.6%

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Operating Revenues

Total premiums written during the three months ended September 30, 2011 decreased by $1.7 million, or 4.2%, to $39.0 million, mostly resulting from lower sales in the Dwelling insurance products.

Premiums ceded to reinsurers during the three months ended September 30, 2011 decreased by $1.7 million, or 9.8%, to $15.7 million.  The ratio of premiums ceded to premiums written decreased by 2.5 percentage points, from 42.8% in 2010 to 40.3% in 2011, mostly due to decrease in non-proportional and facultative reinsurance; offset in part by higher Commercial Property cessions which were increased from 32% to 37%.

The change in unearned premiums presented an increase of $0.4 million, to $1.6 million during the three months ended September 30, 2011, primarily as the result of the lower volume of premiums written.

Claims Incurred

Claims incurred during the three months ended September 30, 2011 increased by $2.8 million, or 25.0%, to $14.0 million.  The loss ratio increased by 10.5 percentage points, to 56.2% during the three months ended September 30, 2011 as a result of unfavorable loss experience in the Commercial Multi-Peril lines of business resulting from higher amount of reported claims during the current period, particularly after the passage of Tropical Storm Irene over Puerto Rico in August 2011.  Net incurred losses and loss expenses related to Tropical Storm Irene amounted to $1.1 million.

Underwriting and Other Expenses

Underwriting and other operating expenses for the three months ended September 30, 2011 increased by $0.8 million, or 5.8%, to $14.5 million.  The operating expense ratio increased by 2.3 percentage points during the same period, to 58.2% in 2011, primarily due to a higher amortization of deferred acquisition costs as a result of lower premiums.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Operating Revenues

Total premiums written during the nine months ended September 30, 2011 decreased by $3.1 million, or 2.8%, to $108.4 million, mostly resulting from lower premiums in the Dwelling and Commercial Property Mono-line and Commercial Auto insurance products; offset in part by higher sales in the Commercial Multi-Peril and Personal Auto insurance products.  The commercial business continues under soft market conditions, thus reducing premium rates and increasing competition for renewals and new business.

Premiums ceded to reinsurers during the nine months ended September 30, 2011 remained in line at $46.7 million.  The ratio of premiums ceded to premiums written increased by 1.2 percentage points, from 41.9% in 2010 to 43.1% in 2011, mostly due to higher Commercial Property cessions which were increased from 32% to 37% and by a portfolio transfer that had the effect of increasing 2011 premiums ceded by $1.3 million.

The change in unearned premiums presented an increase of $2.4 million, to $12.8 million during the nine months ended September 30, 2011, primarily as the result of the lower volume of premiums written during this period.

Claims Incurred

Claims incurred during the nine months ended September 30, 2011 decreased by $1.1 million, or 2.9%, to $36.4 million.  The loss ratio decreased by 1.0 percentage points, to 48.9% during the nine months ended September 30, 2011 as a result of favorable loss experience in the Commercial Auto line of business resulting from lower claim amounts in the claims reported during the current period; offset in part by an increase in Commercial Multi-Peril line of business.  Although the current period reflects $1.1 million of net losses related to Tropical Storm Irene, the 2010 period was impacted by several large losses caused by fires and liability claims in excess of $1.9 million.

Underwriting and Other Expenses

Underwriting and other operating expenses for the nine months ended September 30, 2011 increased by $0.6 million, or 1.4%, to $43.2 million, primarily due to the provision for uncollectible amounts.  The operating expense ratio increased by 1.4 percentage points during the same period, to 58.0% in 2011.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended
	September 30,
(Dollar amounts in millions)	2011	2010

Sources of cash:
Cash provided by operating activities	$216.9	$87.0
Net proceeds of investment securities	10.1	-
Proceeds from policyholder deposits	20.7	7.7
Total sources of cash	247.7	94.7
Uses of cash:
Net purchases of investment securities	-	(59.4)
Capital expenditures	(12.0)	(13.7)
Repurchase and retirement of common stock	(7.6)	-
Cash settlements of stock options	(2.4)	-
Payments of long-term borrowings	(51.2)	(1.2)
Payments of short-term borrowings	(15.6)	-
Surrenders of policyholder deposits	(4.6)	(7.6)
Acquisition of business, net of cash of $29.4 million	(54.0)	-
Other	(9.4)	(2.5)
Total uses of cash	(156.8)	(84.4)
Net increase in cash and cash equivalents	$90.9	$10.3

Cash flow from operating activities increased by $129.9 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, principally due to the effect of higher premiums collections by $224.4 million and increase in net proceeds from our trading portfolio by $51.2 million, offset in part by an increase in claims paid and cash paid to suppliers and employees by $69.9 million and $54.8 million, respectively.  The increase in premiums collected is principally the result of the collection of past due Medicaid balances and to the collection in advance of the CMS payment corresponding to the October 2011 premiums.  The higher net proceeds from our trading portfolio results from the sale of our trading portfolio.

Net proceeds of investment securities were $10.1 million during the nine months ended September 30, 2011.  During the nine months ended September 30, 2010, we had net acquisition of investment securities of $59.4 million.  This fluctuation is primarily due a reduction in the acquisition of investment securities as part of our decision to increase liquidity to pay for the AH acquisition and to repay some of our long-term borrowings.

During the nine months ended September 30, 2011 we received $20.7 million in policyholder deposits, this represents an increase $13.0 million when compared to the prior year and is the result of new annuity products that are more attractive to prospective policyholders.

Payments of long-term borrowings increased by $50.0 million during the nine months ended September 30, 2011 as the result of the repayment of our senior unsecured notes.

Net payments of short-term borrowings increased by $15.6 million during the nine months ended September 30, 2011 to address timing differences between cash receipts and disbursements.

In the 2011 period we cash-settled 432,567 stock options for $2.4 million, its fair value on settlement date.

On September 29, 2010 we announced the commencement of a $30.0 million share repurchase program.  We paid approximately $7.6 million under the stock repurchase program during the nine months ended September 30, 2011.

On February 7, 2011, we acquired AH at a cost of $54.0 million, net of $29.4 million of cash acquired.

The increase of $6.9 million in the other uses of cash is attributed to changes in the amount of outstanding checks over bank balances in the 2011 period.

Share Repurchase Program

On September 29, 2010, we announced the immediate commencement of a $30.0 million share repurchase program.  The program is conducted using available cash through open-market purchases and privately-negotiated transactions of Class B shares only, in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended.  During the nine months ended September 30, 2011 we repurchased and retired 442,494 shares at an average per share price of $17.07, for an aggregate cost of $7.6 million.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of September 30, 2011, we had $235.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of September 30, 2011.

As of September 30, 2011, we had the following long-term borrowings:

●	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

●
On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).  On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

●
On November 1, 2010, we entered in a $25.0 million arrangement to sell securities under repurchase agreements that matures on November 2015.  This repurchase agreement pays interests on a quarterly basis at 1.96%. The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral such securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on our consolidated balance sheet.  At September 30, 2011 investment securities available for sale with fair value of $28.1 million (face value of $27.8 million) were pledged as collateral under this agreement.  The proceeds obtained from this agreement were used to repay $25.0 million of the 6.6% notes.

On March 30, 2004, we issued and sold $50.0 million of our 6.3% senior unsecured notes due March 2019 (the 6.3% notes).  As of September 30, 2011 this note was repaid in full through two $25.0 million repurchased, on June 10 and August 4, 2011.

The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain non-financial covenants.  At September 30, 2011, we and our managed care subsidiary, as applicable, are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of September 30, 2011, this secured loan had an outstanding balance of $19.8 million and average annual interest rate of 1.31%.

This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of September 30, 2011 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of the chief executive officer and corporate controller, conducted an evaluation of the effectiveness of the “disclosure controls and procedures” (as such term is defined under Exchange Act Rule 13a-15(e)) of the Corporation and its subsidiaries, except for those corresponding to AH, for the reasons described below.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, our chief executive officer and corporate controller have concluded that as of September 30, 2011, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (without considering those of AH) are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and corporate controller completed the evaluation referred to above.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporate Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Fiancial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, our management determined that it would exclude the business of AH from the scope of its assessment of internal control over financial reporting as of September 30, 2011. The reason for this exclusion is that we acquired AH in February 2011 and it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment. Accordingly, management excluded AH from its assessment fo internal control over financial reporting as of September 30, 2011. AH operations represent 22% and 20% of consolidated operating revenues for the three months and nine months ended September 30, 2011, respectively and total assets associated with AH (including intangible assets and goowill) represent 8% of our consolidated total assets as of September 30, 2011.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.  Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010.  See also section “Recent Developments – Federal Regulation and Puerto Rico Regulation” in Item 2 of Part I of this Quarterly Report on Form 10-Q.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs 1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
July 1, 2011 to July31, 2011	—	—	—	$22.2
August 1, 2011 to August 31, 2011	174,500	$17.18	174,500	19.2
September 1, 2011 to September 30, 2011	184,400	$16.26	184,400	16.2

1	In September 2010 the Board of Directors authorized the commencement of a $30.0 million share repurchase program of Class B shares only.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibits	Description

10.1*	Contract between Administración de Seguros de Salud de Puerto Rico and Triple-S, Inc. to administer the provision of the physical health component of the miSalud Program in designated service regions.
11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and nine months ended September 30, 2011 and 2010 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2*	Certification of the Corporate Controller required by Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.
32.2*	Certification of the Corporate Controller required pursuant to 18 U.S.C Section 1350.

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

Triple-S Management Corporation
Registrant

Date:	November 4, 2011	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date:	November 4, 2011	By:	/s/ Liliana Rivera-Corcino
Liliana Rivera-Corcino, CPA
Corporate Controller