Form 10-K
period 2011-12-31
TRIPLE-S MANAGEMENT CORP
filed 2012-03-14
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
☐  Yes  ☑  No

As of February 14, 2012, the registrant had 9,042,809 of its Class A common stock outstanding and 19,385,843 of its Class B common stock outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2011 was approximately $432,179,582 for the Class B common stock (the only stock of the registrant that trades in a public market) and $9,042,809 for the Class A common stock (valued at its par value of $1.00 since it is not publicly traded).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 27, 2012 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Triple-S Management Corporation

FORM 10-K

For The Fiscal Year Ended December 31, 2011

Part I

Item 1.   Business

General Description of Business and Recent Developments

Triple-S Management Corporation (“Triple-S”, “TSM”, the “Company”, the “Corporation”, “we”, “us” or “our”) is one of the most significant players in the managed care industry in Puerto Rico, serving approximately 1,684,000 members across all regions, with a 21% market share in terms of premiums written in Puerto Rico for the nine-month period ended September 30, 2011.  We have the exclusive right to use the Blue Cross and Blue Shield (“BCBS”) name and mark throughout Puerto Rico and the U.S. Virgin Islands and over 50 years of experience in the managed care industry.  We offer a broad portfolio of managed care and related products in the commercial and Medicare markets.  Until September 30, 2010 we provided managed care services to the Puerto Rico Health Insurance Plan (similar to Medicaid) (“HIP” or “Medicaid”) and beginning on November 1, 2011 we resumed our participation in this sector as an Administrative Service Only (“ASO”) provider.  miSalud is a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.

We serve a wide range of customer segments - from corporate accounts, federal and local government employees and individuals to Medicare and Medicaid recipients - with a vast array of managed care products.  We market our managed care products through an extensive network of independent agents and brokers located throughout Puerto Rico as well as an internal salaried sales force.

We also offer complementary products and services, including life insurance, accident and disability insurance and property and casualty insurance.  We are the leading provider of life insurance policies in Puerto Rico.

Substantially all premiums generated by our insurance subsidiaries are from customers within Puerto Rico.  In addition, all of our long-lived assets, other than financial instruments, including deferred policy acquisition costs and value of business acquired, goodwill and other intangibles and the deferred tax assets, are located within Puerto Rico.

On February 7, 2011, TSM announced that Triple-S Salud, Inc. (“TSS”), our managed care subsidiary, completed the acquisition of 100% of the outstanding capital stock of Socios Mayores en Salud Holdings, Inc., the indirect parent company of American Health, Inc. (from now on referred to as “American Health” or “AH”), a provider of Medicare Advantage services to over 40,000 dual and non-dual eligible members in Puerto Rico.  The cost of this acquisition was approximately $84.8 million, funded with unrestricted cash.  The consolidated results of operations and financial condition of the Corporation included in this Annual Report on Form 10-K reflect the results of operations of AH from February 1, 2011 and were included within our Managed Care segment.

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

We are licensed by the Blue Cross and Blue Shield Association (“BCBSA”) to use the “Blue Cross Blue Shield” name and mark in Puerto Rico and the U.S. Virgin Islands.  The BCBSA had 38 independent licensees as of December 31, 2011.  Blue Cross Blue Shield (“BCBS”) membership stood at 100.0 million members at December 31, 2011, which represents 32% of the U.S. population.  The BCBS plans work cooperatively in a number of ways that create significant market advantages, especially when competing for very large, multi-state employer groups.  For example, all BCBS plans participate in the BlueCard program, which effectively creates a national “Blue” network.  Each plan is able to take advantage of other BCBS plans’ broad provider networks and negotiated provider reimbursement rates where a member covered by a policy in one state or territory lives or travels outside such state or territory.  The BlueCard program is a source of revenue for TSS from services provided in Puerto Rico to individuals who are customers of other BCBS plans and also provides us a significant network in the U.S, creating a significant competitive advantage for us because Puerto Ricans frequently travel to the continental United States.

Life Insurance

Total annual premiums in Puerto Rico for the nine months ended September 30, 2011 for the life insurance market approximated $1.2 billion.  The main products in this market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities.  The main distribution channels are independent agents.  In recent years banks have established general agencies to cross sell many life insurance products, such as term life and credit life.

Property and Casualty Insurance

The total property and casualty market in Puerto Rico in terms of gross premiums written as of September 30, 2011 was approximately $1.3 billion.  Property and casualty insurance companies compete for the same accounts through aggressive pricing, more favorable policy terms and better quality of services.  The main lines of business in Puerto Rico are personal and commercial auto, commercial multi peril, fire and allied lines and other general liabilities.  Approximately 69% of the market is written by the top six companies in terms of market share, and approximately 89% of the market is written by companies incorporated under the laws of, and which operate principally in Puerto Rico.

The Puerto Rican property and casualty insurance market is highly dependent on reinsurance.

Puerto Rico’s Economy

Puerto Rico’s economy experienced a considerable transformation during the past sixty-five years, passing from an agriculture economy to an industrial one.  Virtually every sector in the economy participated in this expansion.  Factors contributing to this expansion include government-sponsored economic developments programs, increases in the level of federal transfer payments, and the relatively low cost of borrowing.  In some years, these factors were aided by a significant rise in construction investment driven by infrastructure projects, private investment, primarily in housing, and relatively low oil prices.  Nevertheless, the significant oil price increases during the past five years, the continuous contraction of the manufacturing sector, and budgetary pressures on government finances have triggered a general contraction in the economy.  Puerto Rico’s economy is currently in a recession that began in the fourth quarter of fiscal year 2006, during which the real gross national product grew by only 0.5%.  For fiscal years 2008 and 2009, the real gross national product contracted by 2.9% and 4.0%, respectively.  For fiscal year 2010, the real gross national product also contracted by 3.8%.  On March 2011, the Puerto Rico Planning Board (the “Planning Board”) announced that it was projecting a contraction of 1.0% in real gross national product for fiscal year 2011 and an increase of 0.7% in real gross national product for fiscal year 2012.  The forecast for fiscal year 2012 takes into account the estimated effect of the projected growth of the U.S. economy, tourism activity, personal consumption expenditures, federal transfers to individuals and the acceleration of investment in construction due to the Government’s local stimulus package and the establishment of public-private partnerships.  It also takes into account the disbursement of the remaining ARRA funds, and the continuation of the implementation of the local tax reform.

Personal income, both aggregate and per capita, has shown a positive average growth rate from 1947 to 2010.  In fiscal year 2010, aggregate personal income was $60.4 billion and personal income per capita was $15,203.  During the fiscal year 2011, total employment averaged 1,177,000, a decline of 2.3% with respect to the same period of the prior year; and the unemployment rate averaged 15.9%.  During the first three months of the fiscal year 2012, total employment averaged, 1,064,200, a decline of 1.0% with respect to the same period of the prior year; and the unemployment rate decreased to 16.0%.

The economy of Puerto Rico is closely linked to that of the United States, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies and results of the U.S.  These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures.  In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy.  However, in recent years economic growth in Puerto Rico has lagged behind growth in the United States.

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

The government of Puerto Rico has developed a comprehensive long-term economic development plan aimed at improving overall competitiveness and business environment and increasing private-sector participation in the economy.  As part of this plan, the permitting and licensing process was modernized to provide for a leaner and more efficient process that fosters economic development.  Furthermore, the government adopted (i) a new energy policy that seeks to lower energy costs and reduce energy-price volatility by reducing Puerto Rico’s dependence on fuel oil and the promotion of diverse, renewable-energy technologies, and (ii) a comprehensive tax reform in two phases.  The first phase of the tax reform was enacted in the last quarter of 2010 and was mostly related to reducing the income tax burden to individuals.  For 2010 only, corporations received an income tax credit amounting to 7% of the tax determined, defined as the tax liability less certain credits.  The second phase of the reform, which was approved on January 31, 2011, provides for the reduction of the maximum corporate income tax rate from 40.95% to approximately 30%, including the elimination of the 5% surcharge on corporations, as well as adding several tax credits and deductions, among other tax reliefs and changes.

In addition, to further stimulate economic development the government of Puerto Rico enacted an act establishing a clear public policy and legal framework for public-private partnerships to finance and develop infrastructure projects and operate and manage certain public assets.  During the fiscal year 2010, the Government engaged various financial advisors to assist it in the evaluation and procurement of various projects in the energy, transportation, water and public school infrastructure sectors.  During the fourth quarter of fiscal year 2010, the Government published desirability studies for four public-private partnership priority projects and commenced procurement for such projects.  See ‘‘Item 1A.   Risk Factors—Risks Related to Our Business—The geographic concentration of our business in Puerto Rico may subject us to economic downturns in the region.’’

Products and Services

Managed Care

Through our subsidiaries TSS and AH, we offer a broad range of managed care products, including HMO plans, PPO plans, Medicare Supplement, Medicare Advantage and Medicare Part D.  Managed care products represented approximately 89% of our consolidated premiums earned, net for each of the years ended December 31, 2011, 2010 and 2009.  We design our products to meet the needs and objectives of a wide range of customers, including employers, professional and trade associations, individuals and government entities.  Our customers either contract with us to assume underwriting risk or they self-fund underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services.  Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members' access to providers is subject to referral or preauthorization requirements.

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

BlueCard.    For our members who purchase our PPO and selected members under ASO arrangements through our subsidiary TSS, we offer the BlueCard program.  The BlueCard program offers these members in-network benefits through the networks of the other BCBS plans in the United States and certain U.S. territories.  In addition, the BlueCard worldwide program provides our PPO members with coverage for medical assistance worldwide.  We believe that the national and international coverage provided through this program allows us to compete effectively with large national insurers.

Medicare Supplement.    We offer Medicare Supplement products, which provide supplemental coverage for many of the medical expenses that the Medicare Parts A and B programs do not cover, such as deductibles, coinsurance and specified losses that exceed these programs’ maximum benefits.

Prescription Drug Benefit Plans.    Every Medicare beneficiary must be given the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government.  We are required to offer a Medicare Part D prescription drug plan to our enrollees in every area in which we operate.  We offer prescription drug benefits under Medicare Part D in our Medicare Advantage plans as well as on a stand-alone basis.  We also offer a Drug Discount Card for local government employees and individuals.  The Drug Discount Card program is not insurance, but rather provides access to discounts from contracted pharmacies.  As of December 31, 2011, we had enrolled approximately 26,521 members in the Drug Discount Card program.  We plan to continue extending the program to members in group plans without drug coverage during 2012.

Administrative Services Only.    In addition to our fully insured plans, we also offer our PPO products on a self-funded or ASO basis, under which we provide claims processing and other administrative services to employers and the Puerto Rico Medicaid program.  Employers choosing to purchase our products on an ASO basis fund their own claims, but their employees are able to access our provider network at our negotiated discounted rates.  We administer the payment of claims to the providers but we do not bear any insurance risk in connection with claims costs because we are reimbursed in full by the employer, thus we are only subject to credit risk in this business.  For certain self-funded plans, we provide stop loss insurance pursuant to which we assume some of the medical risk for a premium.  The administrative fee charged to self-funded groups is generally based on the size of the group and the scope of services provided.

Life Insurance

We offer a wide variety of life, accident, disability and health and annuity products in Puerto Rico through our subsidiary Triple-S Vida, Inc. (“TSV”).  Life insurance premiums represented approximately 6% of our consolidated premiums earned, net for each of the years ended December 31, 2011, 2010 and 2009.  TSV markets in-home service life and supplemental health products through a network of company-employed agents.  Ordinary life, cancer and dreaded diseases (“Cancer” line of business), and pre-need life products are marketed through independent agents.  TSV is the leading distributor of life products in Puerto Rico.  We are the only home service company in Puerto Rico and offer guaranteed issue, funeral and cancer policies to the lower and middle income market segments directly to people in their homes.  We also market our group life and disability coverage through our independent producers.

Property and Casualty Insurance

We offer a wide range of property and casualty insurance products through our subsidiary Triple-S Propiedad, Inc. (“TSP”).  Property and casualty insurance premiums represented approximately 5% of our consolidated premiums earned, net for each of the years ended December 31, 2011, 2010 and 2009.  Our predominant lines of business are commercial multi-peril, commercial property mono-line, auto physical damage, auto liability and dwelling policies. This segment’s commercial lines target small to medium size accounts.  We generate a majority of our dwelling business through our strong relationships with financial institutions.

Due to our geographical location, property and casualty insurance operations in Puerto Rico are subject to natural catastrophic activity, in particular hurricanes, tropical storms and earthquakes.  As a result, local insurers, including ourselves, rely on the international reinsurance market.  The property and casualty insurance market is affected by the cost of reinsurance, which varies with the catastrophic experience.

We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe.  Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound.  Practically all our reinsurers have an A.M. Best rating of ‘‘A-’’ or better, or an equivalent rating from other rating agencies.  During the year ended December 31, 2011, 41.2% of the premiums written in the property and casualty insurance segment were ceded to reinsurers.  Although these reinsurance arrangements do not relieve us of our direct obligations to our insureds, we believe that the risk of our reinsurers not paying balances due to us is low.

Marketing and Distribution

Our marketing activities concentrate on promoting our strong brands, quality care, customer service efforts, size and quality of provider networks, flexibility of plan designs, financial strength and breadth of product offerings.  We distribute and market our products through several different channels, including our salaried and commission-based internal sales force, direct mail, independent brokers and agents, telemarketing staff, and the internet.

Branding and Marketing

Our branding and marketing efforts include “brand advertising”, which focuses on the Triple-S name and the Blue Cross Blue Shield mark, “acquisition marketing”, which focuses on attracting new customers, and “institutional advertising”, which focuses on our overall corporate image.  We believe that the strongest element of our brand identity is the “Triple-S” name.  We seek to leverage what we believe to be the high name recognition and comfort level that many existing and potential customers associate with this brand.  Acquisition marketing consists of business-to-business marketing efforts which are used to generate leads for brokers and our sales force as well as direct-to-consumer marketing efforts which are used to add new customers to our direct pay businesses.  Institutional advertising is used to promote key corporate interests and overall company image.  We believe these efforts support and further our competitive brand advantage.  We will continue to utilize the Triple-S name and the Blue Cross Blue Shield mark for all managed care products and services in Puerto Rico and the U.S. Virgin Islands, except for Medicare Advantage products and services offered through our recently acquired subsidiary, AH, which will continue using its own name.

Sales and Marketing

We employ a wide variety of sales and marketing activities.  Such activities are closely regulated by the Centers for Medicare and Medicaid Services (CMS) of the U.S. Department of Health and Human Services (“HHS”), Puerto Rico Office of the Insurance Commissioner and other government of Puerto Rico agencies.  For example, our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and they often impose other regulatory restrictions on our marketing activities.

Distribution

Managed Care Segment.   We rely principally on our internal sales force and a network of independent brokers and agents to market our products.  Individual policies and Medicare Advantage products are sold entirely through independent agents who exclusively sell our individual products, and group products are sold through our 184 person internal sales force as well as our approximately 168 independent brokers and agents.  We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned.

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

Life Insurance Segment.   In our life insurance segment, we offer our insurance products through our own network of both company-employed and independent agents.  The majority of our premiums (56% for both 2011 and 2010) were placed through our home service distribution channel selling directly to customers in their homes.  TSV employs approximately 650 full-time active agents and managers and utilizes approximately 800 independent agents and brokers.  For individual policies, we advance first year commissions upon issuance and for group policies, we pay commissions on a monthly basis based on premiums received.  In addition, TSV has over 400 agents that are licensed to sell certain of our managed care products.

Property and Casualty Insurance Segment.   In our property and casualty insurance segment, business is exclusively subscribed through approximately 16 general agencies, including our insurance agency, Triple-S Insurance Agency, Inc. (“TSIA”), where business is placed by independent insurance agents and brokers.  During the years ended December 31, 2011, 2010 and 2009 TSIA placed approximately 52%, 49% and 47% of TSP‘s total premium volume, respectively.  The general agencies contracted by TSP remit premiums net of their respective commission.

Customers

Managed Care

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico.  The following table sets forth enrollment information with respect to each sector at December 31, 2011:

Market Sector	Enrollment at December 31, 2011	Percentage of Total Enrollment
Commercial	711,508	42.3%
Medicare	113,431	6.7%
Medicaid	858,757	51.0%
Total	1,683,696	100.0%

Commercial Sector

The commercial accounts sector includes corporate accounts, federal government employees, individual accounts, local government employees, and Medicare Supplement.

Corporate Accounts.    Corporate accounts consist of small (2 to 50 employees) and large employers (over 50 employees).  Employer groups may choose various funding options ranging from fully-insured to self-funded financial arrangements or a combination of both.  While self-funded clients participate in our managed care networks, the clients bear the claims risk, except to the extent they maintain stop loss coverage.  This sector also includes professional and trade associations.

Federal Government Employees.    For more than 40 years, we have maintained our leadership in providing managed care services to federal government employees in Puerto Rico.  We provide our services to these employees under the Federal Employees Health Benefits Program pursuant to a direct contract with the United States Office of Personnel Management (“OPM”) and through the Federal Employee Program of the Blue Cross Blue Shield Association.  We are one of two companies in Puerto Rico that has such a contract with OPM.  Every year, OPM allows other insurance companies to compete for this business, provided such companies comply with the applicable requirements for service providers.  This contract is subject to termination in the event of noncompliance not corrected to the satisfaction of OPM.

Individual Accounts.    We provide managed care services to individuals and their dependent family members who contract these services directly with us though our network of independent brokers.  We provide individual and family contracts.

Local Government Employees.    We provide managed care services to the local government employees of Puerto Rico through a government-sponsored program, whereby TSS assumes the risk of both medical and administrative costs for its members in return for a monthly premium.  Annually, the government qualifies the managed care companies that participate in this program and sets the coverage, including benefits, co-payments and amount to be contributed by the government.  Employees then select from one of the authorized companies and pays for the difference between the premium of the selected carrier and the amount contributed by the government.

Medicare Supplement.    We offer Medicare Supplement products, which provide supplemental coverage for many of the medical expenses that the Medicare Parts A and B programs do not cover, such as deductibles, coinsurance and specified losses that exceed the federal program’s maximum benefits.

Medicare Advantage Sector

Medicare is a federal program administered by CMS that provides a variety of hospital and medical insurance benefits to eligible persons aged 65 and over as well as to certain other qualified persons.  Medicare, with the approval of the Medicare Modernization Act, started promoting a managed care organizations (“MCO”) sponsored Medicare product that offers benefits similar to or better than the traditional Medicare product, but where the risk is assumed by the MCOs.  This program is called Medicare Advantage.  We have contracts with CMS to provide extended Medicare coverage to Medicare beneficiaries under our Dual and Non-Dual products.  Under these annual contracts, CMS pays us a set premium rate based on membership that is risk adjusted for health status.  Depending on the total benefits offered, for certain of our Medicare Advantage products the member will also be required to pay a premium.

Our Dual products target the sector of the population eligible for both Medicare and Medicaid, or dual-eligible beneficiaries.  The government of Puerto Rico has implemented a plan to allow dual-eligibles enrolled in Medicaid to move to a Medicare Advantage plan under which the government, rather than the insured, will assume all of the premiums for additional benefits not included in the Medicare Advantage programs, such as deductibles and co-payments of prescription drug benefits.

Medicare also provides a prescription drug program (“Medicare Part D”).  Medicare beneficiaries are given the opportunity to select a Medicare Part D prescription drug plan provided by MCOs or other Part D sponsors.  Our Medicare Advantage policies offer Medicare Part D coverage to our members throughout our service area.  TSS also offers a stand-alone Medicare Part D prescription drug benefits product.

Medicaid

In 1994, the government of Puerto Rico privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population.  The government divided Puerto Rico into eight geographical areas.  Each of the eight geographical areas is awarded to a managed care company doing business in Puerto Rico through a competitive bid process.  As of December 31, 2011, this program provided healthcare coverage to over 1.5 million people.  Mental health and drug abuse benefits are currently offered to Medicaid beneficiaries by behavioral healthcare companies and are therefore not part of the benefits covered by us.

This program is similar to the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state.  The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.

We currently serve five out of the eight geographical regions on an ASO basis for 20 months commencing November 1, 2011.  We anticipate we will be required to participate in a competitive bid process to retain the miSalud business following the expiration of our existing contract with ASES. See “Item 1.   Business—Customers – Medicaid Sector”.  Our agreement with the government of Puerto Rico is subject to termination in the event of our non-compliance that is not corrected or cured to the satisfaction of the government entity overseeing Medicaid, or in the event that the government determines that there is an insufficiency of funds to finance the program.

Life Insurance

Our life insurance customers consist primarily of individuals, who hold approximately 475,000 policies.  We also insure approximately 1,500 groups.

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

Underwriting and Pricing

Managed Care

We strive to maintain our market leadership by trying to provide all of our managed care members with the best health care coverage at a reasonable cost.  We believe that disciplined underwriting and appropriate pricing are core strengths of our business and important competitive advantages.  We continually review our underwriting and pricing guidelines on a product-by-product and customer group-by-group basis to maintain competitive rates in terms of both price and scope of benefits.  Pricing is based on the overall risk level and the estimated administrative expenses attributable to each particular segment.

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

We have been able to maintain relatively high retention rates, which is the percentage of existing business retained in the renewal process, in the corporate accounts sector of our managed care business. For 2011 our preliminary corporate accounts retention factor is 92%.

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

Life Insurance

Our individual life insurance business has been priced using mortality, morbidity, lapses and expense assumptions which approximate actual experience for each line of business.  We review pricing assumptions on a regular basis.  Individual insurance applications are reviewed by utilizing common underwriting standards in use in the United States, and only those applications that meet these commonly-used underwriting requirements are approved for policy issuance.  Our group life insurance business is written on a group-by-group basis.  We develop the pricing for our group life business based on mortality and morbidity experience and estimated expenses attributable to each particular line of business.

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

Quality Initiatives and Medical Management

We utilize a broad range of focused traditional cost containment and advanced care management processes across various product lines.  We continue to enhance our management strategies, which seek to control claims costs while striving to fulfill the needs of highly informed and demanding managed care consumers.  One of these strategies is the reinforcement of population and case management programs, which empower consumers by educating them and engaging them in actively maintaining or improving their own health.  Early identification of patients and inter-program referrals are the focus of these programs, which allow us to provide integrated services to our customers based on their specific conditions.  The population management programs include programs that target asthma, congestive heart failure, hypertension, diabetes, and a prenatal program that focuses on preventing prenatal complications and promoting adequate nutrition.  We developed a medication therapy management program aimed at plan members who are identified as having high drug utilization and unrelated diagnostics.  In addition, TSS has a contract with McKesson Health Solutions (“McKesson”) pursuant to which they provide to our members a 24-hour telephone-based triage program and health information services.  McKesson also provides utilization management services for our Medicare sector.  We intend to maximize utilization of population and case management programs among our insured populations.  Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as an employee assistance program and the promotion of evidence-based protocols and patient safety programs among our providers.  We also employ registered nurses and social workers to manage individual cases and coordinate healthcare services.  We enhanced our hospital concurrent review program, the goal of which is to monitor the appropriateness of high admission rate diagnoses and unnecessary stays.  To expand the scope of the revision, we established a phone based review for low admissions hospitals, which freed resources to cover the biggest hospitals and allowed the onsite nurses to participate in the patient discharge planning, referral to programs, the quality of the services, including the occurrence of never events.  As part of the cost containment measures we have preauthorization services for certain procedures and the mandatory validation of member eligibility prior to accessing services.  In addition, we provide a variety of services and programs for the acute, chronic and complex populations.  These services and programs seek to enhance quality at physicians’ premises, thus reducing emergency care and hospitalizations.  We promote the use of a formulary for accessing medications, encouraging the use of generic drugs in the three-tier formulary, which offers three co-payment levels.

We have also established an exclusive pharmacy network with higher discounted rates than our broader network.  In addition, through arrangements with our pharmacy benefits manager, we are able to obtain discounts and rebates on certain medications based on formulary listing and market share.

We have designed a comprehensive Quality Improvement Program (“QIP”).  This program is designed with a strong emphasis on continuous improvement of clinical and service indicators, such as Health Employment Data Information Set (“HEDIS”) and Consumer Assessment of Healthcare Providers and Systems (“CAHPS”) measures.  Our QIP also includes a Physician Incentive Program (“PIP”) and a Hospital Quality Incentive Program (“HQIP”), which are directed to support corporate quality initiatives, utilizing clinical and benchmark criteria developed by governmental agencies and nationally recognized professional organizations.  The PIP encourages the participation of members in chronic care improvement programs and the achievement of specific clinical outcomes.  The HQIP encourages participating hospitals to achieve the national benchmarks related to the five core measures established by CMS and the Joint Commission.

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

In addition, we selected Quality Care Solutions, Inc. (QCSI) to implement a new core business application for our managed care segment.  QCSI was subsequently acquired by The Trizetto Company.  In the second quarter of 2010, our Managed Care segment began transitioning to the new electronic data processing system.  This transition will continue into the second quarter of 2012, when we expect to complete the full migration of TSS’s commercial and Medicare membership.  Total external costs for the entire project are expected to amount approximately $56.0 million.

We also plan to transition AH’s membership to the new core business application and expect to complete the migration in 2014.

This new core business application is intended to provide functionality and flexibility to allow us to offer new services and products and facilitate the integration of future acquisitions.  It is also designed to improve customer service, enhance claims processing and contain operational expenses.

Provider Arrangements

Approximately 98% of member services are provided through one of our contracted provider networks and the remainder is provided by out-of-network providers.  Our relationships with managed care providers, physicians, hospitals, other facilities and ancillary managed care providers are guided by standards established by applicable regulatory authorities for network development, reimbursement and contract methodologies.  As of December 31, 2011, we had provider contracts with approximately 5,800 primary care physicians, 4,000 specialists and 60 hospitals.

We contract with our managed care providers in different forms, including capitation-based reimbursement.  For certain ancillary services, such as behavioral health services and primary care services in certain of our products, we generally enter into capitation arrangements with entities that offer broad based services through their own contracts with providers.  We attempt to provide market-based reimbursement along industry standards.  We seek to ensure that providers in our networks are paid in a timely manner, and we provide means and procedures for claims adjustments and dispute resolution.  We also provide a dedicated service center for our providers.  We seek to maintain broad provider networks to ensure member choice while implementing effective management programs designed to improve the quality of care received by our members.

We promote the use of electronic claims billing by our providers.  Approximately 89% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or rate at which a claim is approved for payment when first processed by our system without human intervention, for provider claims has averaged 83 % and 86% in 2011 and 2010, respectively.

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

Hospitals.    We generally contract for hospital services to be paid on an all-inclusive per diem basis, which includes all services necessary during a hospital stay.  We also contract some hospital services to be paid on diagnosis-related Groups (DRG) which is an all-inclusive rate per admission.  Negotiated rates vary among hospitals based on the complexity of services provided.  We annually evaluate these rates and revise them, if appropriate.

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

Competitors in the managed care segment include national and local managed care plans.  At December 31, 2011 we had approximately 1,684,000 members enrolled in our managed care segment.  Our market share in terms of premiums written in Puerto Rico was estimated at approximately 21% for the nine-month period ended September 30, 2011.  We offer a variety of managed care products, and are the leader by market share in almost every sector, as measured by the share of premiums written.  Our main competitors are Medical Card Systems Inc., Aveta Inc. (or MMM Healthcare & Preferred Medicare Choice), Humana, Inc. and First Medical Health Plan, Inc.

Life Insurance

We are one of the leading providers of life insurance products in Puerto Rico.  In 2010, we were the largest life insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 13.6%.  We are the only life insurance company that distributes our products through home service.  However, we face competition in each of our product lines.  In the life insurance sector, excluding annuities, we were the largest company with a market share of approximately 19%, and our main competitors are Cooperativa de Seguros de Vida de Puerto Rico, AXA Equitable Life and Mass Mutual Financial Group.  In the cancer sector, we were the second largest company with a market share of approximately 19%, and our main competitors are AFLAC (sector leader) and Trans-Oceanic Life Insurance Company.

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

In the nine-month period ended September 30, 2011, we were the fifth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 8%.  Our nearest competitor in the property and casualty insurance market in Puerto Rico was Chartis Insurance Company of Puerto Rico (formerly American International Insurance Company of Puerto Rico).  The market leaders in the property and casualty insurance market in Puerto Rico were Universal Insurance, MAPFRE Corporation, and Cooperativa de Seguros Múltiples de Puerto Rico.

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

Upon the occurrence of any event causing the termination of our license agreements, we would cease to have the right to use the BCBS name and mark in Puerto Rico and the U.S. Virgin Islands.  We also would no longer have access to the BCBSA networks of providers and BlueCard Program.  We would expect to lose a significant portion of our membership if we lose these licenses.  Loss of these licenses could significantly harm our ability to compete in our markets and could require payment of a significant fee to the BCBSA.  Furthermore, if our licenses were terminated, the BCBSA would be free to issue a new license to use the BCBS name and mark in Puerto Rico and the U.S. Virgin Islands to another entity, which could have a material adverse affect on our business, financial condition and results of operations.  See “Item 1A   Risk Factors—Risks Related to Our Business – The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse affect on our business, financial condition and results of operations.”

Events which could result in termination of our license agreements include, but are not limited to:

●
failure to maintain our total adjusted capital at or above 200% of Health Risk-Based Capital Authorized Control Level, as defined by the National Association of Insurance Commissioners (“NAIC”) Risk Based Capital (“RBC”) Model Act;

●	failure to maintain liquidity of greater than one month of underwritten claims and administrative expenses, as defined by the BCBSA, for two consecutive quarters;
●	failure to satisfy state-mandated statutory net worth requirements;
●	impending financial insolvency; and
●	a change of control not otherwise approved by the BCBSA or a violation of the BCBSA voting and ownership limitations on our capital stock.

The BCBSA license agreements and membership standards specifically permit a licensee to operate as a for-profit, publicly-traded stock company, subject to certain governance and ownership requirements.

Pursuant to our license agreements with BCBSA, at least 80% of the revenue that we earn from health care plans and related services in Puerto Rico, and at least 66.7% of the revenue that we earn from (or at least 66.7% of the enrollment for) health care plans and related services both in the United States and in Puerto Rico together, must be sold, marketed, administered, or underwritten through use of the Blue Cross Blue Shield .  This may limit the extent to which we will be able to expand our health care operations, whether through acquisitions of existing managed care providers or otherwise, in areas where a holder of an exclusive right to the Blue Cross Blue Shield name and mark is already present.  Currently, the Blue Cross and Blue Shield name and mark is licensed to other entities in all markets of the United States, Hawaii, and Alaska.  We hold the license for the U.S. Virgin Islands.

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

Each license requires an annual fee to be paid to the BCBSA.  The fee is determined based on a per-contract charge from products using the BCBS name and mark.  The annual BCBSA fee for the year 2012 is $1,225,539.  During the years ended December 31, 2011 and 2010, we paid fees to the BCBSA in the amount of $1,769,143 and $1,717,677, respectively.  The BCBSA is a national trade association of 38 Member Plans, the primary function of which is to promote and preserve the integrity of the BCBS name and mark, as well as to provide certain coordination among the Member Plans.  Each Member Plan is an independent legal organization and is not responsible for obligations of other BCBSA Member Plans.  With a few limited exceptions, we have no right to market products and services using the BCBS name and mark outside our BCBS licensed territory.

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

Claim Liabilities

We are required to estimate the ultimate amount of claims which have not been reported, or which have been received but not yet adjudicated, during any accounting period.  These estimates, referred to as claim liabilities, are recorded as liabilities on our balance sheet.  We estimate claim reserves in accordance with Actuarial Standards of Practice promulgated by the Actuarial Standards Board, the committee of the American Academy of Actuaries that establishes the professional guidelines and standards for actuaries to follow.  A significant degree of judgment is involved in estimating reserves.  We make assumptions regarding the propriety of using existing claims data as the basis for projecting future payments.  For additional information regarding the calculation of claim liabilities, see “Item 7   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates—Claim Liabilities.”

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

Investment decisions are centrally managed by investment professionals based on the guidelines established by management and approved by our Investment and Financing Committee of the Board of Directors (the “Investment and Financing Committee”).  Our internal investment group is comprised of a Vice President and Treasurer, an investment analyst, and a treasury operations analyst.  The internal investment group uses an external investment consultant and manages our short-term investments, fixed income portfolio and equity securities.

The Investment and Financing Committee monitors and approves investment policies and procedures.  The investment portfolio is managed following those policies and procedures, and any exception must be reported to the Investment and Financing Committee.

For additional information on our investments, see “Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.”

Trademarks

We consider our trademarks of ‘‘Triple-S’’ and ‘‘SSS’’ to be very important and material to all segments in which we are engaged.  In addition to these, other trademarks used by our subsidiaries, including American Health Medicare which we acquired in 2011, that are considered important have been duly registered with the Department of State of Puerto Rico and the United States Patent and Trademark Office.  It is our policy to register all our important and material trademarks in order to protect our rights under applicable corporate and intellectual property laws.  In addition, we have the exclusive right to use the ‘‘Blue Cross and Blue Shield’’ name and mark in Puerto Rico and the U.S. Virgin Islands.  See ‘‘—Blue Cross and Blue Shield License’’.

Regulation

Our business operations are subject to comprehensive and detailed regulation in Puerto Rico, as well as U.S. federal regulation.  Supervisory agencies include the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the “Commissioner of Insurance”), the Division of Banking and Insurance of the Office of the Lieutenant Governor of the U.S. Virgin Islands, the Health Department of the Commonwealth of Puerto Rico and the Administration for Health Insurance of the government of Puerto Rico (“ASES”, for its Spanish acronym), which administers the government of Puerto Rico Health Insurance Plan including the dual-eligible beneficiaries program.  Federal regulatory agencies that oversee our operations include the U.S. Department of Health and Human Services (“HHS”)—directly and through its Office of the Inspector General (“OIG”), its Office of Civil Rights and Centers for Medicare and Medicaid Services (“CMS”), the U.S. Department of Justice, the U.S. Department of Labor (“DOL”), and the U.S. Office of Personnel Management (“OPM”).  These government agencies have the right to:

●	grant, suspend and revoke licenses to transact business;

●	regulate many aspects of the products and services we offer, including through the review and approval of health insurance rates in the individual and small group markets;
●	assess fines, penalties and/or sanctions;
●	review and approve our health insurance rates;
●	monitor our solvency and the adequacy of our financial reserves; and
●
regulate our investment activities on the basis of quality, diversification and other quantitative criteria, within the parameters of a list of permitted investments set forth in insurance laws and regulations.

Our operations and accounts are subject to examination and audits at regular intervals by a number of these agencies.  In addition, the U.S federal and local governments continue to consider and enact many legislative and regulatory proposals that have impacted, or could materially impact, various aspects of the health care system.  Some of the more significant current issues that may affect our business include:

●
initiatives to provide greater access to coverage for uninsured and under-insured populations without adequate funding to health plans or to be funded through taxes or other negative financial levy on health plans;

●	payments to health plans that are tied to achievement of certain quality performance measures;
●	other efforts or specific legislative changes to the Medicare or Medicaid program, including changes in the bidding process or other means of materially reducing premiums;
●	local government regulatory changes;
●	increased government enforcement, or changes in interpretation or application of fraud and abuse laws;
●	the implementation of regulations in July 2011 by the Office of the Commissioner to review and approve rates in the individual and small business markets; and
●	regulations that increase the operational burden on health plans or laws that increase a health plan’s exposure to liabilities, including efforts to expand the tort liability of health care plans.

On March 23, 2010, the federal health reform legislation, known as the Patient Protection and Affordable Care Act was enacted.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, on March 30, 2010 (collectively, Pub. L. No. 111-148, and referred to herein as “ACA”), includes certain mandates that took effect in 2010 and 2011, as well as other requirements that are to be implemented over the next several years.  Many aspects of ACA will be further articulated and clarified through regulation and guidance.  ACA affects all aspects of the health care delivery and reimbursement system in the United States, including health insurers, managed care organizations, healthcare providers, employers, and U.S. states and territories.

The implementation of ACA could have a material adverse effect on the profitability or marketability of our business, financial condition and results of operations.  Various federal agencies, including, but not limited to, HHS, DOL, and the U.S. Department of the Treasury are issuing regulations in several phases implementing specific ACA provisions.  While CMS recently issued a Final Rule that implements certain ACA provisions that effect provider and supplier participation and enrollment in federal and state health payor programs, this Final Rule is not expected to have a material impact on our business.  Additionally, federal agencies have issued Requests for Information and Interim Final Regulations implementing certain other ACA provisions that could affect our business.  Final regulations and guidance are anticipated in the near future and we will continue to assess ACA’s impact on us as final regulations and guidance are issued.

Some of the more significant ACA issues that may affect our managed care business include:

●
Provisions requiring greater access to coverage for certain uninsured and under-insured populations and the elimination of certain underwriting practices without adequate funding to health plans or with negative financial levies on health plans such as restrictions in the ability to charge additional premium for additional risk. These include, among others, (i) extending dependent coverage for unmarried individuals until age 26 under their parents’ health coverage, (ii) limiting a health plan’s ability to rescind coverage and restricting the plan’s ability to establish annual and lifetime financial caps, and (iii) limiting a health plan’s ability to deny or limit coverage on grounds of a person’s pre-existing medical condition;

●	Provisions restricting medical loss ratios and requiring premium refunds for non-compliance;
●	Provisions requiring health plans to report to their members and HHS certain quality performance measures and their wellness promotion activities;

●
Provisions that freeze premium payments to Medicare Advantage health plans and that tie such premium to the local Medicare fee for service costs.  The adjustment will be phased in over 3 to 7 years depending on the amount of the eventual adjustment;

●	Provisions that tie Medicare Advantage premiums to achievement of certain quality performance measures;
●
Other efforts or specific legislative changes to the Medicare and Medicaid programs, including changes in the bidding process, authority of CMS to deny bids, or other means of materially reducing premiums such as through further adjustments to the risk adjustment methodology;

●	Increased federal funding to the Puerto Rico Medicaid program, currently referred to as the “mi Salud” program, available for years 2014 – 2019;
●	Funding provided to the government of Puerto Rico to either establish a health insurance exchange or fund the Puerto Rico Medicaid program, at the option of the government of Puerto Rico;
●	Increased government funding to enforcement agencies and/or changes in interpretation or application of fraud and abuse laws;
●	Expanded scope of authority and/or funding to audit Medicare Advantage health plans and recoup premiums or other funds by the government or its representatives; and
●
The increase in persons eligible for coverage under the Medicaid program in Puerto Rico, which may result in some persons currently insured by us in our Commercial programs becoming eligible for, and thus moving to, the miSalud program.

The federal government and the government of Puerto Rico, including the Commissioner of Insurance, have adopted laws and regulations that govern our business activities in various ways.  These laws and regulations may restrict how we conduct our business and may result in additional burdens and costs to us.  Areas of governmental regulation include:

●	licensure;	●	transactions resulting in a change of control;

●	policy forms, including plan design and disclosures;	●	member rights and responsibilities;

●	premium rates and rating methodologies;	●	fraud and abuse;

●	underwriting rules and procedures;	●	sales and marketing activities;

●	benefit mandates;	●	quality assurance procedures;

●	eligibility requirements;	●	privacy of medical and other information and permitted disclosures;

●	security of electronically transmitted individually identifiable health information;	●	surcharges on payments to providers;

●	geographic service areas;	●	provider contract forms;

●	market conduct;	●	delegation of financial risk and other financial arrangements in rates paid to providers of care;

●	utilization review;	●	agent licensing;

●	payment of claims, including timeliness and accuracy of payment;	●	financial condition (including reserves);

●	special rules in contracts to administer government programs;	●	reinsurance;

●	transactions with affiliated entities;	●	issuance of new shares of capital stock;

●	limitations on the ability to pay dividends;	●	corporate governance; and

●	rates of payment to providers of care;	●	permissible investments.

●	rate review and approval;

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

Puerto Rico insurance laws also require that stock insurers obtain the Commissioner of Insurance’s approval prior to any merger or consolidation.  The Commissioner of Insurance cannot approve any such transaction unless it determines that such transaction is just, equitable, and consistent with the law, and that no reasonable objection exists.  The merger or consolidation must then be authorized by a duly approved resolution of the board of directors and ratified by the affirmative vote of two-thirds of all issued and outstanding shares of capital stock with the right to vote thereon.  The reinsurance of all or substantially all of the insurance of an insurance company by another insurance company is deemed to be a merger or consolidation.

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

In addition, Puerto Rico insurance laws limit insurance companies’ ability to reinsure risk.  Insurance companies can only accept reinsurance in respect of the types of insurance which they are authorized to transact directly.  Also, except for life and disability insurance, insurance companies cannot accept any reinsurance in respect of any risk resident, located, or to be performed in Puerto Rico, which was insured as direct insurance by an insurance company not then authorized to transact such insurance in Puerto Rico.  As a result, insurance companies can only reinsure their risks with insurance companies in Puerto Rico authorized to transact the same type of insurance or with a foreign insurance company that has been approved by the Commissioner of Insurance.  Insurance companies cannot reinsure 75% or more of their direct risk with respect to any type of insurance without first obtaining the approval of the Commissioner of Insurance.

Privacy of Financial and Health Information

Puerto Rico law requires that companies which manage individual financial, insurance and health information maintain the confidentiality of such information.  The Commissioner of Insurance has promulgated regulations relating to the privacy of such information.  As a result, managed care must periodically inform our clients of our privacy policies, and in the case of our property and casualty and life insurance subsidiaries, and allow our clients to opt-out if they do not want their financial information to be shared.  Also, Puerto Rico law requires that managed care providers provide patients with access to their health information within a specified time and that they not charge more than a predetermined amount for such access.  The law imposes various sanctions on managed care providers that fail to comply with these provisions.

Managed Care Provider Services

Participating managed care providers of the dual-eligible sector of the population, administered by the Puerto Rico Health Insurance Administration (“ASES” by its Spanish acronym), are required to provide specific services to their subscribers.  Such services include access to a provider network that guarantees emergency and specialized services.  In addition, the Office of the Solicitor for the Beneficiaries of Medicaid is authorized to review and supervise the operations of entities contracted by the government of Puerto Rico to provide services to the dual-eligible sector of the population.  The Solicitor may investigate and adjudicate claims filed by Medicaid beneficiaries against the various service providers contracted by the government of Puerto Rico.  See “Business – Customers-Medicare Supplement and Medicare Advantage Sector” sections included in this Item for more information.

Capital and Reserve Requirements

Since 2009, local insurers and health organizations are required by the Insurance Code to submit to the Puerto Rico Commissioner of Insurance RBC reports following the NAIC’s RBC Model Act and accordingly are subject to certain regulatory actions if their capital levels do not meet minimum specific risk based capital requirements.  In February 2010, Insurance Regulation No. 92 (“Rule 92”), which establishes the guidelines to implement RBC requirements, went into effect.  Rule 92 provides for gradual compliance over a period of five years.

In addition, TSS is subject to the capital and surplus licensure requirements of the BCBSA.  The capital and surplus requirements of the BCBSA are based on the RBC Model Act.  These capital and surplus requirements are intended to assess capital adequacy taking into account the risk characteristics of an insurer’s investments and products.  The RBC Model Act set forth the formula for calculating the risk-based capital requirements, which are designed to take into account various risks, including insurance risks, interest rate risks and other relevant risks, with respect to an individual insurance company’s business.

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

We and our insurance subsidiaries currently meet and exceed the minimum capital requirements of the Commissioner of Insurance and the BCBSA, as applicable.  Because AH does not offer BCBS branded products, it does not have to comply with BCBSA minimum capital requirements.

In addition to its catastrophic reinsurance coverage, TSP is required by local regulatory authorities to establish and maintain a reserve supported by a trust fund (the “Trust”) to protect policyholders against their dual exposure to hurricanes and earthquakes.  The funds in the Trust are solely to be used to pay catastrophic losses whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance.  Contributions to the Trust, and accordingly additions to the reserve, are determined by a rate (1% in 2010, 2009 and 2008), imposed by the Commissioner of Insurance on the catastrophe premiums written in that year.  As of December 31, 2011 and 2010, we had $37.7 million and $35.9 million, respectively, invested in securities deposited in the Trust.  The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance and are therefore considered an addition to the reserve.  For additional details see note 19 of the audited consolidated financial statements.

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

Our ability to pay dividends is dependent on cash dividends from our subsidiaries.  Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us.  In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing.  Please refer to “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restrictions on Certain Payments by the Corporation’s Subsidiaries”.

Guaranty Fund Assessments

We are required by Puerto Rico law and by the BCBSA guidelines to participate in certain guarantee associations.  See “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Other Contingencies—Guarantee Associations’’ for additional information.

Federal Regulation

Our business is subject to extensive federal law and regulation.  New laws, regulations or guidance or changes to existing laws, regulations or guidance or their enforcement, may materially impact our business financial condition and results of operations.

Medicare Generally

Medicare is the federal health insurance program created in 1965 for all people aged 65 and older (regardless of income or medical history), qualifying disabled persons, and persons suffering from end-stage renal disease.  Medicare is funded by the federal government and administered by CMS, with the day-to-day operations of the program (e.g., provider enrollment, claims payment) handled by private contractors under contract with CMS.

Medicare is divided into 4 distinct parts:

●
Part A covers, among other things, inpatient hospital stays, skilled nursing facility stays, home health visits (also covered under Part B), and hospice care.   While there is no monthly premium for Medicare Part A, beneficiaries may be subject to significant deductibles and co-payments ($1,156 deductible for a hospital stay of up to 60 days in 2012).

●
Part B covers physician visits, outpatient services, laboratory services, durable medical equipment, certain preventive services, and home health visits.  Enrollment in Part B is voluntary and subject to an annual deductible ($140 in 2012).  Beneficiaries who enroll in Medicare Part B pay a monthly premium ($99.90 for 2012) commonly deducted automatically from beneficiaries' monthly Social Security checks.  Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied the annual $140 deductible.

●
Part C, also known as Medicare Advantage, allows beneficiaries to enroll in private health plans and receive Medicare‐covered benefits.  Currently, about 12 million Medicare beneficiaries are enrolled nationally in a Medicare Advantage plan.

●
Part D is the voluntary, subsidized outpatient prescription drug benefit created under the Medicare Modernization Act of 2003 (the “MMA”) that includes subsidies for beneficiaries with low incomes.  Part D is offered through private plans that contract with Medicare, including stand‐alone prescription drug plans and Medicare Advantage prescription drug plans.

There also exist Medicare supplement plans, commonly known as “Medigap”, to fill the gaps in traditional fee-for-service Medicare coverage.  These Medigap policies are standardized by CMS, but funded and administered by private organizations.

Initially, Medicare was offered only on a fee-for-service basis.  Under the Medicare fee-for-service payment system, a Medicare beneficiary can choose any licensed healthcare provider and use the services of any hospital, healthcare provider, or facility that has signed a participation agreement and meets applicable certification requirements with Medicare.  CMS reimburses facilities and providers if the service is medically reasonable and necessary and meets other applicable national Medicare and/or local contractor coverage criteria.  Generally, Medicare does not cover eyeglasses (exception for after cataract surgery), hearing aids, dentures and most dental services.

Since the 1980’s, as an alternative to the traditional fee-for-service Medicare program, Medicare has also offered Medicare managed care benefits provided though contracted private health plans.  Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members.  Beginning in 1997, CMS gradually phased in a risk adjustment payment methodology that based the CMS monthly premium payments to plans on various clinical and demographic factors.  Beginning in 2003, Congress introduced a new Medicare managed care approach, which itself has subsequently undergone several changes.

Payments to Medicare Advantage Participating Plans

Medicare pays Medicare Advantage plans a capitated amount to provide Part A and B benefits. Medicare also pays plans for providing prescription drug benefits under Part D.  Historically, Medicare reimbursed plans 95% of the average Medicare fee-for-service costs in each county based on the belief that plans were capable of more efficiently providing care than was the case under the Medicare program.

The federal government has changed the way payments to plans have been calculated to increase participation by plans.  For example, the Balanced Budget Act of 1997 set a payment floor for rural counties.  The Benefits Improvement and Protection Act of 2000 established payment floors for urban areas and increased the floor applicable to rural areas. The MMA increased payments across all areas.

Beginning in 2006, Medicare has used a bidding system by which plans submit bids based on costs per enrollee for Part A and Part B covered services.  Bids are based on estimated costs per enrollee for the Medicare-covered services.  The bids are then analyzed against a benchmark established by federal statute, and which vary by county/region.  Essentially, the benchmarks are the maximum amount Medicare will pay a plan in a given county/area.  When a bid is higher than the benchmark, enrollees pay the difference (through an additional premium) between the benchmark and the bid, in addition to any other Medicare premiums.  If the bid is lower than the benchmark, the plan and Medicare share the difference, and the plan must use its share (known as a “rebate”) to provide additional benefits to enrollees.

ACA changed the payment methodology for plans and reduced the benchmarks. For 2011, benchmarks were frozen at 2010 levels. Starting this year, decreases in benchmarks are to be phased-in over 3 to 6 years.  The benchmarks will range from 95% to 115% of Medicare fee-for-service costs.  Per ACA and the results of a CMS demonstration project, bonus payments will be made to plans with higher quality ratings.  Rebates will be reduced for all plans, but plans with higher quality ratings will keep a larger proportion of the rebate.

Budget Control Act

On August 2, 2011, the Budget Control Act of 2011 was enacted to reduce the deficit and avoid default on the national debt.  If fully implemented, the law will cut $917 billion over 10 years in exchange for increasing the debt limit by $900 billion. A joint committee of Congress was established to develop debt reduction legislation by November 23, 2011 to cut at least $1.5 trillion over the coming 10 years.  If the committee failed to agree on cuts by that date, Congress would grant a $1.2 trillion increase in the debt ceiling triggering across-the-board cuts (“sequestration”) of spending equally split between defense and non-defense programs.  These cuts, which apply to Medicare, but not Social Security or Medicaid, would go into effect starting in 2013 until 2021.  The committee failed to reach an agreement on debt legislation by the required date; thus, sequestration will take effect.  Medicare cuts would be limited to 2% and apply to Medicare providers and plans only.

Medicaid Generally

Medicaid is a public insurance program intended for low-income individuals and families.  Medicaid provides coverage to almost 60 million Americans, including children, pregnant women, and individuals with disabilities. To participate in Medicaid, states must cover certain groups but have the flexibility to cover other population groups.  States may apply to CMS for waivers to provide coverage to populations beyond what is normally covered under the program.  States are able to establish eligibility criteria within federal minimum standards. Under ACA, the national Medicaid minimum eligibility level is 133% of the federal poverty level ($30,657 for a family of 4 in 2012).  This Medicaid eligibility expansion is effective January 1, 2014 but states can choose to expand coverage prior to that date.  States are allowed to set Medicaid provider payment rates, and may reimburse providers through fee-for-service or managed care.  They also have the flexibility to determine the type, amount, duration, and scope of services of their respective Medicaid programs, so long as within federal guidelines, although states are required to cover certain mandatory benefits.  In Puerto Rico, the Medicaid program, currently referred to as the miSalud program and formerly known as Reform, is administered locally by ASES.

Medicaid is jointly funded by the federal government and the states with the federal government paying states for a specified percentage of program expenditures known as the Federal Medical Assistance Percentage (“FMAP”). The FMAP varies by state based on factors such as per capita income.  The average state FMAP is about 57%, while the FMAP for Puerto Rico is 50%. FMAPs are adjusted based on a 3 year cycle.  Generally, during economic recessions such as occurred starting in 2008, state revenues fall while Medicaid enrollment and spending rise.  To help alleviate the shortfall, the federal government temporarily increased its share of Medicaid costs through the American Recovery and Reinvestment Act of 2009.  However, that temporary fix ended starting in 2012, and while many states have enacted cost containment initiatives to help control costs, states continue to wrestle with falling revenue while Medicaid enrollment and spending increase.

Dual-Eligible Beneficiaries

A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status. Dual-eligibles are a high cost population that account for a disproportionate share of government health care expenditures. According to a 2011 report issued by the Kaiser Commission on Medicaid and the Uninsured, there are approximately 9 million dual-eligibles, including 5.5 million low-income seniors and 3.4 million people with disabilities under age 65, receiving both Medicare and Medicaid benefits nationwide. Given the disproportionately high cost of treating dual-eligibles, there has been a spate of initiatives designed to address the issue.  The government of Puerto Rico established a model that wraps-around benefits included in Medicaid that were not included in Medicare Advantage benefits.  Dual-eligible beneficiaries in Puerto Rico have the option to participate in this model called Platino.  Health plans that offer Platino products receive premiums from CMS and the government of Puerto Rico.  In this plan the government, rather than the insured, will assume all of the premiums for additional benefits not included in traditional Medicare programs, such as prescription drug benefits.  By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dual-eligible members.  The MMA provides subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals.  Pursuant to the MMA, dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program.  Companies offering Medicare Part D stand-alone prescription drug plans with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region.

Additionally, ACA created the Federal Coordinated Health Care Office to better integrate Medicare and Medicaid benefits and improve coordination between federal and state governments. In July 2011, CMS announced three initiatives related to improving quality and lowering the cost of care for dual-eligibles: (i) a demonstration program to test two new financial models designed to help states improve quality and share in lower costs resulting from better coordinated care for dual eligible beneficiaries; (ii) a demonstration program to help states improve the quality of care for people in nursing homes by focusing on reducing preventable inpatient hospitalizations; and (iii) a technical resource center available to all states to help them improve care for high-need, high-cost beneficiaries.  The two new financial models provide for: (i) a state, CMS, and health plan that enter into a three-way contract where the managed care plan receives a prospective blended payment to provide comprehensive, coordinated care; and (ii) a state and CMS that enter into an agreement where the state would be eligible to benefit from savings resulting from managed fee-for-service initiatives designed to improve quality and reduce costs for both Medicare and Medicaid)

Under ACA, 15 states (not including Puerto Rico) have been awarded contracts to support the design of demonstration projects that will aim to improve the coordination of care for people with Medicare and Medicaid coverage.  Each of the selected states will receive up to $1 million to develop patient-centered demonstration projects that focus on coordinating primary, acute, behavioral, and long-term care services for dual-eligibles.

Special Needs Plans

Special Needs Plans were authorized in 2003 under the MMA to address Medicare beneficiaries with special care needs, particularly those with chronic conditions.  Essentially, Medicare Advantage Special Needs Plans (“SNPs”) are a type of Medicare Advantage Plan for people with certain chronic diseases and conditions or who have specialized needs (such as people who have both Medicare and Medicaid or people who live in certain institutions).  Medicare SNPs limit membership to people with specific diseases or characteristics, and tailor their benefits, provider choices, and drug formularies (list of covered drugs) to best meet the specific needs of the groups they serve.

The 15 approved chronic conditions include: chronic alcohol and other drug dependence; certain autoimmune disorders; cancer excluding pre-cancer conditions or in-situ status; certain cardiovascular disorders; chronic heart failure; dementia; diabetes mellitus; end-stage liver disease; end-stage renal disease requiring dialysis (any mode of dialysis); certain severe hematologic disorders; HIV/AIDS; certain chronic lung disorders; certain chronic and disabling mental health conditions; certain neurologic disorders; and stroke. It is expected that SNPs will increase to over 500 nationally, and much of the increase will be for dual-eligibles.

Sales and Marketing.    Our sales and marketing activities are closely regulated by CMS, ASES, the Office of the Commissioner of Insurance and the Office of the Solicitor for the Beneficiaries of Medicaid.  CMS regulations in this area preempt local law.

Fraud and Abuse Laws.    Insurance providers in Puerto Rico are subject to local and federal laws that prohibit fraud and abuse, and are required to have anti-fraud units in place. In addition, entities, such as TSS and AH, that receive federal funds from government health care programs, such as Medicare and Medicaid, are subject to a wide variety of federal fraud and abuse laws and enforcement activities.  Such laws include the federal anti-kickback laws and the False Claims Act.

Anti-kickback Laws.      Insurance providers in Puerto Rico are subject to local and federal ant-kickback laws.    These anti-kickback laws prohibit the payment, solicitation, offering or receipt of any form of remuneration (including kickbacks, bribes, and rebates) in exchange for business, and under federal law, the referral of federal healthcare program patients or any item or service that is reimbursed by any federal health care program.  In addition, the federal regulations include certain safe harbors that describe relationships that have been determined by CMS not to violate the federal anti-kickback laws.  Relationships that do not fall within one of the enumerated safe harbors are not a per se violation of the law, but will be subject to enhanced scrutiny by regulatory authorities.  Failure to comply with the anti-kickback provisions may result in civil damages and penalties, criminal sanctions, and administrative remedies, such as exclusion from the applicable federal health care program.

Federal False Claims Act.    Federal regulations also strictly prohibit the presentation of false claims or the submission of false information to the federal government.  Under the federal False Claims Act, any person or entity that has knowingly presented or caused to be presented a false or fraudulent request for payment from the federal government or who has made a false statement or used a false record in the submission of a claim may be subject to treble damages and penalties of up to $11,000 per claim.  The federal government has taken the position that claims presented in relationships that violate the federal anti-kickback statute may also be considered to be violations of the federal False Claims Act.  Furthermore, the federal False Claims Act permits private citizen “whistleblowers” to bring actions on behalf of the federal government for violations of the Act and to share in the settlement or judgment that may result from the lawsuit.  In 2011, recoveries from civil health care matters brought under the False Claims Act were approximately $2.8 billion nationally.

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

HHS also sets standards relating to the privacy of individually identifiable health information.  In general, these regulations restrict the use and disclosure of medical records and other individually identifiable health information held by health plans and other affected entities in any form, whether communicated electronically, on paper or orally, subject only to limited exceptions.  In addition, the regulations provide patients rights to understand and control how their health information is used.  HHS has also published security regulations designed to protect member health information from unauthorized use or disclosure and require notification to members and the Secretary of HHS in the event of a breach of unsecured individually identifiable health information.  Our managed care subsidiary is currently in material compliance with these security regulations.

In September 2010, we learned of a breach and other unauthorized access to a specific internet database managed by TCI.  We have completed our investigation and determined that the intrusions were the result of the unauthorized use of one of more active user IDs and passwords and not the result of a breach to our security system.  We reported the incident to local and federal authorities and made public notices as required by applicable law.  The incident is currently under review by the HHS Office of Civil Rights. See “Item 3. Legal Proceedings – Intrusions into Triple-C, Inc. Internet IPA Database”.

The American Recovery and Reinvestment Act of 2009 (H.R. 1, S. 1) (“the Stimulus”), enacted on February 17, 2009, contains several provisions that expand the scope and enforcement of HIPAA.  Many of those Stimulus provisions that affect and expand HIPAA became effective on February 17, 2010.  The Secretary of HHS has promulgated regulations clarifying certain aspects of the Stimulus pertaining to HIPAA and it is expected that the Secretary of HHS will issue additional regulations pertaining to HIPAA in the near future.  We have updated our internal policies and operations to comply with the Stimulus pertaining to HIPAA.  We will monitor the further implementation of the Stimulus and related regulations, and we will modify our policies and operations as necessary to comply with these future amendments.  In the fall of 2010, CMS notified all Medicare Advantage plans, including TSS, that it intends to devote greater attention to HIPAA enforcement under its legal mandate to protect Medicare beneficiaries and ensure that CMS contractors comply with the law.  See “Item 1.   Business — Regulation – Legislative and Regulatory Initiatives” for additional information.

HHS has released rules mandating the use of standard formats in electronic health care transactions (for example, health care claims submission and payment, plan eligibility, precertification, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules mandating the use of standardized code sets and unique identifiers for employers and providers.  Our managed care subsidiary believes that it is in material compliance with these requirements.  In addition,  the federal government will require that healthcare organizations, including health insurers, upgrade to updated and expanded standardized code sets used for describing health conditions by converting from the ICD-9 diagnosis and procedure code set to the ICD-10 diagnosis and procedure code set.  Our Managed Care subsidiaries have initiated projects to comply with the ICD-10 capabilities by the original October 1, 2012 compliance deadline, which has required a substantial investment.  On February 14, 2012, HHS announced its intent to postpone the original October 2012 compliance deadline, but has yet to announce a new compliance date.

The Gramm-Leach-Bliley Act applies to financial institutions in the United States, including those domiciled in Puerto Rico, such as TSV and TSP.  The Gramm-Leach-Bliley Act generally placed restrictions on the disclosure of non-public information to non-affiliated third parties, and required financial institutions including insurers, to provide customers with notice regarding how their non-public personal information is used, including an opportunity to “opt out” of certain disclosures.  The Gramm-Leach-Bliley Act also gives banks and other financial institutions the ability to affiliate with insurance companies, which has led to new competitors in the insurance and health benefits fields in Puerto Rico.

Employee Retirement Income Security Act of 1974

The provision of services to certain employee welfare benefit plans provided by private sector employers is subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the Department of Labor (“DOL”).  ERISA regulates certain aspects of the relationships between us, the employers who maintain employee welfare benefit plans subject to ERISA and participants in such plans.  Some of our administrative services and other activities may also be subject to regulation under ERISA.  In addition, certain states require licensure or registration of companies providing third-party claims administration services for benefit plans.  We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA.  Plans subject to ERISA can also be subject to state laws and the question of whether ERISA preempts a state law has been, and will continue to be, interpreted by many courts.

Dodd-Frank Act

In 2010, Congress enacted the Dodd-Frank Wall-Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which provides for a number of reforms and regulations in the corporate governance, financial reporting and disclosure, investments, tax and enforcement areas that affect our Triple-S.  The SEC and other regulatory authorities engaged in rulemaking efforts under the Dodd-Frank Act throughout 2011, and additional rulemaking still continues, including the establishment of a Federal Insurance Office that will develop and coordinate federal policy on insurance matters.  We are closely monitoring how these regulations impact the Company, however the full impact of the legislation may not be known for several years until regulations become fully effective.

Legislative and Regulatory Initiatives

Puerto Rico Initiatives

In December 2010, the Commissioner of Insurance adopted Rule No. 83, titled ‘‘Rules and Procedures to Regulate the Systems of the Holding Companies of Insurers and Organizations of Health Services and Criteria for Evaluating Change of Control’’.  Rule No. 83 requires insurance companies and health services organizations domiciled in the Commonwealth of Puerto Rico and that are within an insurance holding company system to register with the Commissioner of Insurance and to file with the Commissioner of Insurance certain reports describing capital structure, ownership, financial condition, certain intercompany transactions, and general business operations.  In addition, Rule No. 83 requires prior notice, reporting and regulatory approval of mergers and acquisitions of an insurer or health services organization, distributions of extraordinary dividends and other distributions to stockholders.

The Puerto Rico Legislature recently adopted a Health Insurance Code that replaces, in phases, the current Insurance Code for the topics related to health insurance.  The main objective of the Code is to update the regulatory framework for this activity and harmonize local provisions with recently approved federal legislation.  The chapters of the new Code that were adopted in the initial phase of implementation contain general dispositions, handling of prescription medicines, availability of health insurance for small and medium companies, prohibition of discretionary clauses, and complaint procedures of health organizations, among others.

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

Federal Initiatives

The constitutionality of ACA is being challenged by at least 26 states, including Florida, Michigan and Virginia.  On November 14, 2011, the Supreme Court granted review of a decision from the U.S. Court of Appeals for the Eleventh Circuit that struck down a key provision of ACA.  The court had three petitions for review of the case; (i) the National Federation of Independent Business; (ii) 26 state plaintiffs, including Florida; and (iii) the Department of Justice.  There are several questions and issues to be considered by the court:

●	Did Congress exceed its Constitutional powers when it enacted the individual mandate (in which individuals are required to maintain minimum essential coverage each month or pay a penalty)?
●	Is the lawsuit challenging the mandate barred by the tax Anti-Injunction Act (26 U.S.C. § 7421(a))?
●	Can the issue of the individual mandate be “severed” from the rest of ACA? (the Eleventh Circuit held that the individual mandate could be decoupled from the rest of ACA)
●	Is the Medicaid expansion provision in ACA valid? (the Eleventh Circuit rejected the states’ argument that requiring states to expand Medicaid coverage or give up Medicaid funding was coercive)

The Supreme Court is scheduled to hear oral arguments on this challenge in March 2012, and a decision is expected by June 2012.

In addition to the constitutional challenges to ACA, members of the United States Congress continue to introduce legislation in an attempt to repeal or defund ACA.  To date, none of these measures have passed both chambers of the United States Congress.

Financial Information About Segments

Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in note 29 to the audited consolidated financial statements for the years ended December 31, 2011, 2010 and 2009.

Employees

As of December 31, 2011, we had approximately 2,900 full-time employees and 630 temporary employees.  TSS has a collective bargaining agreement with the Unión General de Trabajadores, which represents approximately 44.3% of our managed care subsidiary’s 1,108 regular employees.  The collective bargaining agreement expires on July 31, 2012.  We have renewed our collective bargaining agreement until July 31, 2016.  The Corporation considers its relations with employees to be good.

Available Information

We are an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the United States Securities and Exchange Commission (the “SEC”).  Our Internet website is www.triplesmanagement.com.  We make available free of charge, or through our Internet website (http://triplesmanagement.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.  We also include on our Internet website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charter of each standing committee of our Board of Directors.  In addition, we intend to disclose on our Internet website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange (“NYSE”).  The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The website addresses listed above are provided for the information of the reader and are not intended to be an active link.  We will provide free of charge copies of our filings to any shareholder that requests them at the following address: Triple-S Management Corporation; Office of the Secretary; PO Box 363628; San Juan, P.R. 00936-3628.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include information about possible or assumed future sales, results of operations, developments, regulatory approvals or other circumstances and may be found in the Items of this Annual Report on Form 10-K entitled “Item 1.   Business”, “Item 1A.   Risk Factors”, “Item 7   Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.  Statements that use the terms ‘‘believe’’, ‘‘expect’’, ‘‘plan’’, ‘‘intend’’, ‘‘estimate’’, ‘‘anticipate’’, ‘‘project’’, ‘‘may’’, ‘‘will’’, ‘‘shall’’, ‘‘should’’ and similar expressions, whether in the positive or negative, are intended to identify forward-looking statements.

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

In addition, we operate in a highly competitive, constantly changing environment that is significantly influenced by very large organizations that have resulted from business combinations, aggressive marketing and pricing practices of competitors and regulatory oversight.  The following is a summary of factors, the results of which, either individually or in combination, if markedly different from our planning assumptions, could cause our results to differ materially from those expressed in any forward-looking statements contained in this Annual Report on Form 10-K:

●	trends in health care costs and utilization rates;
●	ability to secure sufficient premium rate increases;
●	competitor pricing below market trends of increasing costs;
●	re-estimates of our policy and contract liabilities;
●	changes in government regulation of managed care, life insurance or property and casualty insurance;
●	significant acquisitions or divestitures by major competitors;
●	introduction and use of new prescription drugs and technologies;
●	a downgrade in our financial strength ratings;
●	litigation or legislation targeted at managed care, life insurance or property and casualty insurance companies;
●	ability to contract with providers and government agencies consistent with past practice;
●	ability to successfully implement our disease management and utilization management programs;
●	volatility in the securities markets and investment losses and defaults;
●	general economic downturns, major disasters and epidemics.

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

Notwithstanding the fact that TSS and its predecessor, SSS, were never in a position to issue new shares to providers as contemplated by the share acquisition agreements because shareholder approval for such issuance was never obtained, and the fact that SSS on several occasions in the 1990s offered providers the opportunity to purchase shares of its treasury stock and such offers were accepted by very few providers, providers who entered into share acquisition agreements may claim that the share acquisition agreements entitled them to acquire our or TSS’s shares at a subscription price equivalent to that provided for in the share acquisition agreements.  SSS entered into share acquisition agreements with approximately 3,000 providers, the substantial majority of whom never came to own shares of SSS.  Such share acquisition agreements provide for the purchase and sale of approximately 15,000 shares of SSS.  If we or TSS were required to issue a significant number of shares in respect of these agreements, the interest of our existing shareholders would be substantially diluted.  As of the date of this Annual Report on Form 10-K, only one judicial claim to enforce any of these agreements has been commenced.  See “Item 3. Legal Proceedings – Hau et al Litigation (formerly known as Jordan et al)”.  Additionally, we have received inquiries with respect to less than 700 shares under share acquisition agreements.  The share numbers set forth in this paragraph reflect the number of SSS shares provided for in the share acquisition agreements.  Those agreements do not include anti-dilution protections and we do not believe that the amounts of any claims under the agreements with SSS should be multiplied to reflect our 3,000-for-one stock split.  We cannot provide assurances, however, that claimants will not successfully seek to increase the size of their claims by reference to the stock split.

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

For much of our history, we and our predecessor entity have restricted the ownership or transferability of our shares, including by reserving to us or our predecessor a right of first refusal with respect to share transfers and by limiting ownership of such shares to physicians and dentists.  In addition, we and our predecessor, consistent with the requirements of our and our predecessor’s bylaws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders.  Nonetheless, former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“non-medical heirs”), may claim an entitlement to our shares or to damages with respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions.  Our records indicate that there may be as many as approximately 450 former shareholders whose non-medical heirs may claim to have inherited up to 10,500,000 shares after giving effect to the 3,000-for-one stock split.  As of the date of this Annual Report on Form 10-K, we are defending four judicial claims by non-medical heirs of former shareholders whose shares were repurchased upon their death seeking the return of or compensation for a total of 69 shares (prior to giving effect to the 3,000-for-one stock split).  See “Item 3. Legal Proceedings – Claims by Heirs of Former Shareholders”.  In addition, we have received inquiries from non-medical heirs with respect to less than 700 shares (or 2,100,000 shares after giving effect to the 3,000-for-one stock split).

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class B common stock to decline.  Either of these limits our future ability to raise capital through an offering of equity securities. There were 19,321,524 shares of Class B common stock and 9,042,809 shares of Class A common stock outstanding as of December 31, 2011.  Our Class A common stock is no longer subject to contractual lockup; thus, such shares are freely tradable without restriction or further registration under the Securities Act by persons other than our ‘‘affiliates’’ within the meaning of Rule 144 under the Securities Act, although such shares will continue not to be listed on the NYSE and will not be fungible with our listed shares of Class B common stock.  In addition, at any time following the fifth anniversary of our initial public offering, or such earlier date after the first anniversary of the initial public offering as all claims with respect to which anti-dilution protections are afforded to shares of Class B common stock have been resolved, all or any portion of our shares of Class A common stock may at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted to shares of Class B common stock.

Risks Related to Our Business

Our inability to contain managed care costs may adversely affect our business and profitability.

Substantially all of our managed care revenue is generated by premiums consisting of monthly payments per member that are established by contracts with our commercial customers or CMS (for our Medicare Advantage and PDP plans), all of which are typically renewable on an annual basis.  If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity in the case of the Medicare Advantage products, we will be unable to increase the premiums we receive under these contracts during the then-current terms.  As a result, our profitability in any year depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of managed care services through underwriting criteria, medical management, product design and negotiation of favorable provider contracts with hospitals, physicians and other health care providers.  The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs.  Government-imposed limitations on Medicare reimbursement have also caused the private sector to bear a greater share of increasing health care costs.  Also, we have in the past and may in the future enter into new lines of business in which it may be difficult to estimate anticipated costs.  Numerous factors affecting the cost of managed care, including changes in health care practices, inflation, new technologies such as genetic laboratory screening for diseases including breast cancer, electronic recordkeeping, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment including the implementation of HIPAA amendments under the Stimulus, as well as others, such as implementation of ACA, may adversely affect our ability to predict and manage managed care costs, as well as our business, financial condition and results of operations.

Our inability to implement increases in premium rates on a timely basis may adversely affect our business and profitability.

In addition to the challenge of managing managed care costs, we face pressure to contain premium rates.  Our customers may move to a competitor at policy renewal to obtain more favorable premiums.  Also, the Office of the Commissioner of Insurance may disapprove proposed rate increases in the individual and small business markets.  Future Medicare premium rate levels may be affected by continuing government efforts to contain medical expense or other budgetary constraints.  Changes in the Medicare Advantage program, including with respect to funding, may lead to reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare.  A limitation on our ability to increase or maintain our premium levels could adversely affect our business, financial condition and results of operations.

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

Our managed care business participates in government contracts that generate a significant amount of our consolidated operating revenues, as follows:

●
Medicare:    We provide services through our Medicare Advantage products pursuant to a limited number of contracts with CMS.  These contracts generally have terms of one year and must be renewed each year.  Each of our contracts with CMS is terminable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if the process for bidding materially changes or if any of these contracts are terminated, our business could be materially impaired.  During each of the years ended December 31, 2011, 2010 and 2009, contracts with CMS represented 43.6%, 24.6% and 27.4% of our consolidated premiums earned, net, respectively, and 12.5%, 45.2% and 33.9% of our consolidated operating income, respectively.

●
Commercial: Our managed care subsidiary is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico.  Such coverage is provided pursuant to a contract with the OPM that is subject to termination in the event of noncompliance not corrected to the satisfaction of the OPM.  During each of the years ended December 31, 2011, 2010 and 2009 premiums generated under this contract represented 6.7%, 6.9% and 6.7% of our consolidated premiums earned, net, respectively.  The operating income generated under this contract represented 1.3%, 1.0% and 1.2% of our consolidated operating income during the years ended December 31, 2011, 2010 and 2009, respectively.

●
Medicaid:    We participate in the government of Puerto Rico Health Reform Program (similar to Medicaid) to provide health coverage to medically indigent citizens in Puerto Rico.  Since we obtained our first contract in 1995, we were the sole provider for two to three regions each year, until September 30, 2010 when our contracts with the government of Puerto Rico expired by their own terms.  On October 17, 2011, TSS entered into a new contract with the government of Puerto Rico to resume the administration of the physical health component of this program in five designated service regions in Puerto Rico, effective November 1, 2011.  TSS receives a monthly per-member, per-month administrative fee for its services and does not bear the insurance risk of the program.  Under the terms of the contract, TSS is a third party administrator responsible for the provision of administrative services to subscribers in the following designated regions: West, North, Metro North, San Juan, Northeast and Virtual (the Virtual region covers services provided throughout Puerto Rico to children in foster care and certain victims of domestic violence) (collectively, the “Service Regions”).  This program currently services approximately 859,000 members in these regions.  The administrative services to be provided in the Service Regions include case, disease and utilization management, network management and credentialing, enrollment and enrollee services and claims administration, among others. TSS, however, is not financially responsible or otherwise at risk for the provision of services to subscribers in the Service Regions.  The contract expires on June 30, 2013.  Upon the expiration of the contract, the government of Puerto Rico usually commences an open bidding process.  We intend to continue to participate in this program, but we may not be able to retain the right to service a particular geographical area in which we currently operate after the expiration of our current or any future contracts.  The contract is subject to termination in the event of any non-compliance by TSS that is not corrected or cured to the satisfaction of the government entity overseeing this program, or on 90 days’ prior written notice in the event that the government determines that there is an insufficiency of funds to finance the program.  For the year ended December 31, 2011, operating income generated under this contract represented 7.4% of our consolidated operating income.

If any of these contracts is terminated for any reason, including by reason of any noncompliance by us, or not renewed or replaced by a comparable contract, our consolidated premiums earned would be materially adversely affected.

A change in our managed care commercial product mix may impact our profitability.

Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than ASO products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements.  There has been a trend in recent years among our Commercial customers of moving from fully-insured plans to ASO, or self-funded arrangements.  As of December 31, 2011, 67.9% of our managed care commercial customers had fully insured arrangements and 32.1% had ASO arrangements, as compared to approximately 66.8% and 33.2%, respectively, as of December 31, 2010.  Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.

Our failure to accurately estimate incurred but not reported claims would affect our reported financial results.

A portion of the claim liabilities recorded by our insurance segments represents an estimate of amounts needed to pay and adjust anticipated claims with respect to insured events that have occurred, including events that have not yet been reported to us.  These amounts are based on estimates of the ultimate expected cost of claims and on actuarial estimation techniques.  Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under each segment’s current facts and circumstances.  Accordingly, the ultimate liability may be in excess of or less than the amount provided.  We regularly compare prior period liabilities to re-estimate claim liabilities based on subsequent claims development; any difference between these amounts is adjusted in the operations of the period determined.  Additional information on how each reportable segment determines its claim liabilities, and the variables considered in the development of this amount, is included elsewhere in this Annual Report on Form 10-K under “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates”.  Actual experience will likely differ from assumed experience, and to the extent the actual claims experience is less favorable than estimated based on our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.

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

Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Cross Blue Shield presence in the vacated service area with another managed care company.  The fee is currently $98.33 per licensed enrollee.  If the re-establishment fee were applied to our total Blue Cross Blue Shield enrollees as of December 31, 2011, we would be assessed approximately $160.9 million by the BCBSA.

See “Item 1.   Business—Blue Cross and Blue Shield License” for more information.

Our ability to manage our exposure to underwriting risks in our life insurance and property and casualty insurance businesses depends on the availability and cost of reinsurance coverage.

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company.  We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. In the year ended December 31, 2011, 41.2%, or $63.0 million, of the premiums written in the property and casualty insurance segment and 4.9%, or $5.8 million, of the premiums written in the life insurance segment were ceded to reinsurers.  In the year ended December 31, 2010, 40.0%, or $63.7 million, of the premiums written in the property and casualty insurance segment and 5.0%, or $5.6 million, of the premiums written in the life insurance segment were ceded to reinsurers.  The premiums ceded and the availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time.  Any decrease in the amount of our reinsurance coverage will increase our risk of loss.  We may be unable to maintain our desired reinsurance coverage or obtain other reinsurance coverage in adequate amounts and at favorable rates.  If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.

It is also possible that the losses we experience on insured risks for which we have obtained reinsurance will exceed the coverage limits of the reinsurance.  See “Risks Related to Our Business—Large scale natural disasters may have a material adverse effect on our business, financial condition and results of operations.”  If the amount of our reinsurance coverage is insufficient, our insurance losses could increase substantially.

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

Ratings assigned by A.M. Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico.  In 2011, A.M. Best maintained our property and casualty insurance subsidiary’s rating of “A-” (the fourth highest of A.M. Best’s 16 financial strength ratings) with a stable outlook.  A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors.  Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers.  A.M. Best reviews its ratings periodically and we may not be able to maintain our current ratings in the future.  A downgrade of our property and casualty subsidiary’s rating could severely limit or prevent us from writing desirable property business or from renewing our existing business.  The lines of business that property and casualty subsidiary writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings.

Significant competition could negatively affect our ability to maintain or increase our profitability.

Managed Care

The managed care industry in Puerto Rico is very competitive.  If we are unable to compete effectively while appropriately pricing the business subscribed, our business and financial condition could be materially affected.  Competition in the insurance industry is based on many factors, including premiums charged, services provided, speed of claim payments and reputation.  This competitive environment has produced and will likely continue to produce significant pressures on the profitability of our managed care company.  In addition, the managed care market in Puerto Rico is mature.  According to the U.S. Census Bureau, Puerto Rico’s population decreased by 2.2% between 2000 and 2010, however the national population rate grew 9.7% during the same period.  According to the US Census Bureau, the older population is an important and growing segment of the United States population.  In fact, more people were 65 years and older in 2010 than in any previous census.  Between 2000 and 2010, the population 65 years and older increased at a faster rate (15.1%) than the total U.S. population.  In Puerto Rico, for the same period, the population 65 years and older increased by 27.5%.  As a result, in order to increase our profitability we must increase our membership in the Medicare Advantage program, increase market share in the commercial sector, improve our operating profit margins, make acquisitions or expand geographically.  In Puerto Rico, several managed care plans and other entities were awarded contracts for Medicare Advantage or stand-alone Medicare prescription drug plans.  These other plans entered that market in 2006 and 2007.  We anticipate that they can aggressively market their benefits to our current and our prospective members.  Although we believe that we market an attractive offering, there are no assurances that we will be able to compete successfully with these other plans for new members, or that our current members will not choose to terminate their relationship with us and enroll in these other plans.  Concentration in our industry also has created an increasingly competitive environment, both for customers and for potential acquisition targets, which may make it difficult for us to grow our business.  The parent companies of some of our competitors are larger and have greater financial and other resources than we do.  We may have difficulty competing with larger managed care companies, which can create downward price pressures on premium rates.  We may not be able to compete successfully against current and future competitors.  Competitive pressures faced by us may adversely affect our business, financial condition and results of operations.

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

Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance.  See “Risks Related to Our Business—Our insurance subsidiaries are subject to minimum capital requirements.  Our failure to meet these standards could subject us to regulatory actions.”  These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed.  Our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, if any, and other business and legal restrictions.  Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries have a superior claim to such subsidiaries’ assets.  Our subsidiaries may not be able to pay dividends or otherwise contribute or distribute funds to us in an amount sufficient for us to meet our financial obligations.  In addition, from time to time, we may find it necessary to provide financial assistance, either through subordinated loans or capital infusions to our subsidiaries.

In addition, we are subject to RBC requirements by the BCBSA.  See “Risks Related to Our Business—The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial conditions and results of operations.”

Our results may fluctuate as a result of many factors, including cyclical changes in the insurance industry.

Results of companies in the insurance industry, and particularly the property and casualty insurance industry, historically have been subject to significant fluctuations and uncertainties.  The industry’s profitability can be affected significantly by:

●	rising levels of actual costs that are not known by companies at the time they price their products;
●	volatile and unpredictable developments, including man-made and natural catastrophes;
●	changes in reserves resulting from the general claims and legal environments as different types of claims arise and judicial interpretations relating to the scope of insurers’ liability develop; and
●	fluctuations in interest rates, inflationary pressures and other changes in the investment environment, which affect returns on invested capital.

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

Our growth strategy includes enhancing our market share in Puerto Rico, entering new geographic markets, introducing new insurance products and programs, further developing our relationships with independent agencies or brokers and pursuing acquisition opportunities.  Our strategy is subject to various risks, including risks associated with our ability to:

●	identify profitable new geographic markets to enter;
●	operate in new geographic areas, as we have very limited experience operating outside Puerto Rico;
●	obtain licenses in new geographic areas in which we wish to market and sell our products;
●	successfully implement our underwriting, pricing, claims management and product strategies over a larger operating region;
●	properly design and price new and existing products and programs and reinsurance facilities for markets in which we have no direct experience;

●	identify, train and retain qualified employees;
●	identify, recruit and integrate new independent agencies and brokers and expand the range of Triple-S products carried by our existing agents and brokers;
●	develop a network of physicians, hospitals and other managed care providers that meets our requirements and those of applicable regulators; and
●	augment our internal monitoring and control systems as we expand our business.

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

In addition, our insurance subsidiaries are subject to local laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain riskier investment categories, such as below-investment-grade fixed income securities, mortgage loans, and real estate and equity investments, among others, which could generate higher returns on our investments.  If we fail to comply with these laws and regulations, any investments exceeding regulatory limitations would be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital.

The securities and credit markets recently have been experiencing extreme volatility and disruption.

Adverse conditions in the U.S. and global capital markets can significantly and adversely affect the value of our investments in debt and equity securities, other investments, our profitability and our financial position, and we do not expect these conditions to improve in the near future.

The global capital markets, including credit markets, have been experiencing extreme volatility.  As an insurer, we have a substantial investment portfolio that is comprised particularly of debt securities of issuers located in the U.S.  As a result, the income we earn from our investment portfolio is largely driven by the level of interest rates in the U.S, financial markets, and volatility, uncertainty and/or disruptions in the global capital markets, particularly the U.S. credit markets, and governments’ monetary policy, can significantly and adversely affect the value of our investment portfolio, our profitability and/or our financial position by:

●
Significantly reducing the value of the debt securities we hold in our investment portfolio, and creating net realized capital losses that reduce our operating results and/or net unrealized capital losses that reduce our shareholders’ equity.

●	Lowering interest rates on high quality short-term debt securities and thereby materially reducing our net investment income and operating results.
●
Making it more difficult to value certain of our investment securities, for example if trading becomes less frequent, which could lead to significant period-to-period changes in our estimates of the fair values of those securities and cause period-to-period volatility in our operating results and shareholders’ equity.

●	Reducing our ability to issue other securities.

The volatility and disruption in the securities and credit markets has impacted our investment portfolio.  We evaluate our investment securities for other-than-temporary impairment on a quarterly basis.  This review is subjective and requires a high degree of judgment.  It also requires us to make certain assessments about the potential recovery of the assets we hold.  For the purpose of determining gross realized gains and losses, the cost of investment securities is based upon specific identification.  During the years ended December 31, 2011 and 2010, we realized losses associated with other-than-temporary impairments of $0.3 million and $3.0 million, respectively.  The gross unrealized losses of our available-for-sale and held-to-maturity securities were $3.1 million and $5.4 million at December 31, 2011 and 2010, respectively.  The gross unrealized gains of our available-for-sale and held-to-maturity securities were $85.3 million and $44.6 million at December 31, 2011 and 2010, respectively.  Given current market conditions, there is a continuing risk that further declines in fair value may occur and additional material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

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

Our business and operations may be affected if we do not maintain and upgrade our information systems and the integrity of our proprietary information.  We are materially dependent on our information systems, including Internet-enabled products and information, for all aspects of our business operations, including monitoring utilization and other factors, supporting our managed care management techniques, processing provider claims and providing data to our regulators, and our ability to compete depends on our ability to continue to adapt technology on a timely and cost-effective basis.  Malfunctions in our information systems, fraud, error, communication and energy disruptions, security breaches or the failure to maintain effective and up-to-date information systems could disrupt our business operations, alienate customers, contribute to customer and provider disputes, result in regulatory violations and possible liability, increase administrative expenses or lead to other adverse consequences.  The use of member data by all of our businesses is regulated at federal and local levels.  These laws and rules change frequently and developments require adjustments or modifications to our technology infrastructure.

Our information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs.  If we are unable to maintain or expand our systems, we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, loss of members, difficulty in attracting new members, regulatory problems, and increases in administrative expenses.  We selected Quality Care Solutions, Inc., a wholly owned subsidiary of The TriZetto Group, Inc, to implement new core business applications for our managed care segment.  Our Managed Care segment began transitioning to the new application in 2010.  The transitioning process is expected to continue into 2012, when we expect to complete the full migration.  If we are unsuccessful in implementing these improvements in a timely manner or if these improvements do not meet our customers’ requirements, we may not be able to recoup these costs and expenses and effectively compete in our industry.

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

In September 2010, we learned of a breach and other unauthorized access to a specific internet database managed by TCI.  We have completed our investigation and determined that the intrusions were the result of the unauthorized use of one of more active user IDs and passwords and not the result of a breach to our security system.  See “Item 3. Legal Proceedings – Intrusions into Triple-C, Inc. Internet IPA Database”.

We face risks related to litigation.

In addition to the litigation risks discussed above in ‘‘Risks Relating to Our Capital Stock’’, we are, or may be in the future, a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation.  In addition, because of the nature of our business, we may be subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services.  These could include:

●	claims relating to the denial of managed care benefits;
●	medical malpractice actions;
●	allegations of anti-competitive and unfair business activities;

●	provider disputes over compensation and termination of provider contracts;
●	disputes related to self-funded business;
●	disputes over co-payment calculations;
●	claims related to the failure to disclose certain business practices;
●	claims relating to customer audits and contract performance; and
●	claims by regulatory agencies or whistleblowers for regulatory non-compliance, including but not limited to fraud and health information privacy (including HIPAA).

We are a defendant in various lawsuits, some of which involve claims for substantial and/or indeterminate amounts and the outcome of which is unpredictable.  While we are defending these suits vigorously, we will incur expenses in the defense of these suits.  Any adverse judgment against us resulting in damage awards could have an adverse effect on our cash flows, results of operations and financial condition.  See “Item 3.   Legal Proceedings.”

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

We are a party to a secured loan with a commercial bank for an aggregate amount of $41.0 million, for which we had an outstanding balance of $19.4 million as of December 31, 2011.  Also, we have an aggregate principal amount of $70.0 million of senior unsecured notes outstanding, consisting of a $35.0 million aggregate principal amount of 6.60% notes due 2020 and a $35.0 million aggregate principal amount of 6.70% notes due 2021 (collectively, the notes).  The secured term loan and the note purchase agreements governing the notes contain non-financial covenants that restrict, among other things, the granting of certain liens, limitations on acquisitions and limitations on changes in control.  These non-financial covenants could restrict our operations.  In addition, if we fail to make any required payment under our secured term loan or note purchase agreements governing the notes or to comply with any of the non-financial covenants included therein, we would be in default and the lenders or holders of our debt, as the case may be, could cause all of our outstanding debt obligations under our secured term loan or note purchase agreements to become immediately due and payable, together with accrued and unpaid interest and, in the case of the secured term loan, cease to make further extensions of credit.  If the indebtedness under our secured term loan or note purchase agreements is accelerated, we may be unable to repay or re-finance the amounts due and our business may be materially adversely affected.

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

We may acquire additional companies or assets if consistent with our strategic plan for growth.  The following are some of the potential risks associated with acquisitions that could have a material adverse effect on our business, financial condition and results of operations:

●	disruption of on-going business operations, distraction of management, diversion of resources and difficulty in maintaining current business standards, controls and procedures;
●	difficulty in integrating information technology of an acquired entity and unanticipated expenses related to such integration;
●
difficulty in the integration of an acquired entity’s accounting, financial reporting, management, information, human resources and other administrative systems and the lack of control if such integration is delayed or not implemented;

●	difficulty in the implementation of controls, procedures and policies appropriate for filers with the SEC at companies that prior to acquisition lacked such controls, policies and procedures;
●	potential unknown liabilities associated with the acquired company;
●	failure of acquired businesses to achieve anticipated revenues, earnings or cash flow;
●	dilutive issuances of equity securities and incurrence of additional debt to finance acquisitions;
●	other acquisition-related expenses, including amortization of intangible assets and write-offs; and
●	competition with other firms, some of which may have greater financial and other resources, to acquire attractive companies.

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

The Company does not expect that it will be considered a ‘‘passive foreign investment company’’ (a “PFIC”) for U.S. federal income tax purposes.  However, since PFIC status depends upon the composition of a company’s income and assets and the market value of its assets (including, among others, less than 25 percent owned equity investments and the Company’s ability to use the proceeds from its initial public offering in a timely fashion) from time to time, there can be no assurance that the Company will not be considered a PFIC for any taxable year.  The Company’s belief that it is not a PFIC is based, in part, on the fact that the PFIC rules include provisions intended to provide an exception for bona fide insurance companies predominately engaged in an insurance business.  However, the scope of this exception is not entirely clear and there are no administrative pronouncements, judicial decisions or Treasury regulations that provide guidance as to the application of the PFIC rules to insurance companies.  If the Company were treated as a PFIC for any taxable year, certain adverse consequences could apply to certain U.S. persons that own the Company’s shares of Class B common stock.

Risks Relating to the Regulation of Our Industry

Changes in governmental regulations, or the application thereof, may adversely affect our business, financial condition and results of operations.

Our business is subject to substantial federal and local regulation and frequent changes to the applicable legislative and regulatory schemes, including general business regulations and laws relating to taxation, privacy, data protection, pricing, insurance, Medicare and health care fraud and abuse laws.  Please refer to “Item 1.   Business – Regulation”.  Changes in these laws, enactment of new laws or regulations, changes in interpretation of these laws or changes in enforcement of these laws and regulations may materially impact our business.  Such changes include without limitation:

●
initiatives to provide greater access to coverage for uninsured and under-insured populations without adequate funding to health plan or to be funded through taxes or other negative financial levy on health plans;

●	payments to health plans that are tied to achievement of certain quality performance measures;
●	other efforts or specific legislative changes to the Medicare or Medicaid programs, including changes in the bidding process or other means of materially reducing premiums;
●	local government regulatory changes;
●	increased government enforcement, or changes in interpretation or application, of fraud and abuse laws; and
●	regulations that increase the operational burden on health plans that increase a health plan’s exposure to liabilities, including efforts to expand the tort liability of health plans.

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

An adverse action could result in one or more of the following:

●	recoupment of amounts we have been paid pursuant to our government contracts;
●	mandated changes in our business practices;

●	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key employees;
●	loss of our right to participate in Medicare or other federal or local programs; damage to our reputation;
●	increased difficulty in marketing our products and services;
●	inability to obtain approval for future services or geographic expansions; and
●	loss of one or more of our licenses to act as an insurance company, preferred provider or managed care organization or other licensed entity or to otherwise provide a service.

Our failure to maintain an effective corporate compliance program may increase our exposure to civil damages and penalties, criminal sanctions and administrative remedies, such as program exclusion, resulting from an adverse review.  Any adverse review, audit or investigation could reduce our revenue and profitability and otherwise adversely affect our operating results.

Effective prevention, detection and control systems are critical to maintain regulatory compliance and prevent fraud and failure of these systems could adversely affect the Company.

Failure to prevent, detect or control systems related to regulatory compliance or the failure of employees to comply with our internal policies, including data systems security or unethical conduct by managers and employees, could adversely affect our reputation and also expose it to litigation and other proceedings, fines and penalties.  Federal and state governments have made investigating and prosecuting health care and other insurance fraud and abuse a priority.  Fraud and abuse prohibitions encompass a wide range of activities, including kickbacks for referral of members, billing for unnecessary medical services, improper marketing, and violations of patient privacy rights.  The regulations and contractual requirements applicable to the Company are complex and subject to change.  In addition, ongoing vigorous law enforcement, a highly technical regulatory scheme and the Dodd-Frank legislation and related regulations being adopted that enhance regulators’ enforcement powers and whistleblower incentives and protections, mean that its compliance efforts in this area will continue to require significant resources.

In addition, provider or member fraud that is not prevented or detected could impact our medical costs or those of our self-insured customers.  Further, during an economic downturn, our segments, including our Life Insurance and Property and Casualty segments may see increased fraudulent claims volume which may lead to additional costs because of an increase in disputed claims and litigation.

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

Effective January 1, 2006, a revised rate calculation system based on a competitive bidding process was instituted for Medicare Advantage managed care plans, including our Dual and Non-Dual products. The statutory payment rate was relabeled as the benchmark amount, and plans submit competitive bids that reflect the costs they expect to incur in providing the base Medicare benefits.  If the accepted bid is less than the benchmark, Medicare pays the plan its bid plus a rebate of 66.6% of the amount by which the benchmark exceeds the bid, if the star rating is 3.5 or 4 stars the rebate is 71.7% of the amount by which the benchmark exceeds the bid and if the star rating is 4.5 or 5 stars the rebate is 73.3% of the amount by which the benchmark exceeds the bid.  However, these rebates can only be used to enhance benefits or lower premiums and co-pays for plan members.  If the bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid and the benchmark, which could affect our ability to attract enrollees.  CMS reviews the methodology and assumptions used in bidding with respect to medical and administrative costs, profitability and other factors.  CMS could challenge such methodology or assumptions or seek to cap or limit plan profitability.

A number of legislative proposals, as well as ACA, include efforts to save federal funds by implementing significant rate reductions to Medicare Advantage plans through changes in the competitive bidding process, tying the country benchmarks to Medicare fee for service expenditures, or other means.

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

Between 2003 and 2011, payments to Medicare Advantage plans are also adjusted by a ‘‘budget neutrality’’ factor that was implemented by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing risk adjusted payments to plans with more chronically ill enrollees.  In general, this adjustment has favorably impacted payments to all Medicare Advantage plans.  However, this adjustment has been phased out.  Furthermore, even with the enactment of ACA, MedPac and other constituencies continue to recommend that Congress enact legislation that would reduce Medicare Advantage payment to equalize payments for services made through Medicare Advantage plans and the traditional fee-for-service Medicare program.  We cannot provide assurance if, when or to what degree Congress may enact legislation including any such recommendation, but any reduction in Medicare Advantage rates could have a material adverse effect on our revenue, financial position, results of operations or cash flow.

If during the open enrollment season our Medicare Advantage members enroll in another Medicare Advantage plan, they will be automatically disenrolled from our plan, possibly without our immediate knowledge.

Pursuant to the MMA, members enrolled in one insurer’s Medicare Advantage program will be automatically disenrolled from that program if they enroll in another insurer’s Medicare Advantage program.  If our members enroll in another insurer’s Medicare Advantage program during the open enrollment season, we may not discover that such member has been disenrolled from our program until such time as we fail to receive reimbursement from the CMS in respect of such member, which may occur several months after the end of the open season.  As a result, we may discover that a member has disenrolled from our program after we have already provided services to such individual.  Our profitability would be reduced as a result of such failure to receive payment from CMS if we had made related payments to providers and were unable to recoup such payments from them.

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

We are also subject to minimum capital requirements pursuant to our BCBSA license agreements.  See “Risks Related to Our Business—The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial condition and results of operations.”

We are required to comply with laws governing the transmission, security and privacy of health information.

Certain implementing regulations of HIPAA require us to comply with standards regarding the formats for electronic transmission, and the privacy and security of certain health information within our company and with third parties, such as managed care providers, business associates and our members.  While we have agreements in place with our business associates, we have limited control over their operations regarding the privacy and security of protected heath information. The HIPAA regulations also provide access rights and other rights for health plan beneficiaries with respect to their health information.  These regulations include standards for certain electronic transactions, including encounter and claims information, health plan eligibility and payment information.  Compliance with HIPAA is enforced by HHS’s Office for Civil Rights for privacy, CMS for security and electronic transactions, and by the U.S. Department of Justice for criminal violations, and by States Attorneys General once the HIPAA amendments under the Stimulus are implemented.  In addition, CMS advised all Medicare Advantage plans, including TSS and AH, of CMS’ intention to increase its enforcement activities of the privacy regulations under HIPAA with respect to Medicare beneficiaries.  Further, the Gramm-Leach-Bliley Act imposes certain privacy and security requirements on insurers that may apply to certain aspects of our business as well.

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

Our license agreements with the BCBSA require that our articles contain certain provisions, including ownership limitations. See “Risks Relating to the Regulation of Our Industry—If we are deemed to have violated the insurance company change of control statutes in Puerto Rico, we may suffer adverse consequences.”

Other provisions included in our articles and bylaws may also have anti-takeover effects and may delay, defer or prevent a takeover attempt that our shareholders might consider to be in their best interests.  In particular, our articles and bylaws:

●	permit our board of directors to issue one or more series of preferred stock;
●	divide our board of directors into three classes serving staggered three-year terms;
●	limit the ability of shareholders to remove directors;
●	impose restrictions on shareholders’ ability to fill vacancies on our board of directors;
●	impose advance notice requirements for shareholder proposals and nominations of directors to be considered at meetings of shareholders; and
●	impose restrictions on shareholders’ ability to amend our articles and bylaws.

See also “Risks Relating to the Regulation of Our Industry—If we are deemed to have violated the insurance company change of control statutes in Puerto Rico, we may suffer adverse consequences.”

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

We own a seven story building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, and two adjacent buildings, as well as the adjoining parking lot.  In addition, we own five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico.  The properties are subject to liens under our credit facilities.  See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”.

We also own land in the municipality of Mayagüez, Puerto Rico, in which we built a multi-segment customer service center.  In addition to the properties described above, we or our subsidiaries are parties to operating leases that are entered into in the ordinary course of business.

We believe that our facilities are in good condition and that the facilities, together with capital improvements and additions currently underway, are adequate to meet our operating needs for the foreseeable future.  The need for expansion, upgrading and refurbishment of facilities is continually evaluated in order to keep facilities aligned with planned business growth and corporate strategy.

Item 3.   Legal Proceedings

As of December 31, 2011, the Company is a defendant in various lawsuits arising in the ordinary course of business.  We are also defendants in various other claims and proceedings, some of which are described below.  Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.

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

Additionally, we may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have rights to acquire shares of the Corporation on favorable terms pursuant to Share Acquisition Agreements or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.  See “Item 1A.   Risks Factors—Risks Relating to our Capital Stock.”

Hau et al Litigation (formerly known as Jordan et al)

On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million.  Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million.  Plaintiffs amended their complaint for the third time in December 2010 and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code.  In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Corporation and TSS.  Two of the original plaintiffs were also eliminated from the Third Amended Complaint (TAC).  The TAC alleges breach of six Share Acquisition Agreements, breach of the provider contract by way of discriminatory audits and improper payment of services rendered.     Plaintiffs also allege a claim for libel and slander against a former President of TSM.  In January 2011, we filed our response and a counterclaim for malicious prosecution and abuse of process.  Discovery has been substantially completed.  The Corporation is vigorously defending this claim.

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

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Corporation, opposed.  Following months of jurisdictional proceedings in the federal court system, the federal district court in Puerto Rico decided to retain jurisdiction on February 8, 2011.  The defendants filed a joint motion to dismiss the case on the merits, because the complaint fails to state a claim upon which relief can be granted.  On August 31, 2011, the District Court dismissed all of plaintiffs’ claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005, which they have done.   In addition, the plaintiffs moved the court to reconsider its August 31, 2011 decision and the defendants, arguing that the breach of contract claim failed to state a claim upon which relief can be granted, filed a motion for its dismissal.  The parties are awaiting the court’s decision on these post-judgment issues.

Colón Litigation

On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSS predecessor stock, filed suit against TSS and the Puerto Rico Commissioner of Insurance (the “Commissioner”) in the Court of First Instance. The sale of that share to Mr. Colón-Dueño was voided in 1999 pursuant to an order issued by the Commissioner in which the sale of 1,582 shares to a number of TSS shareholders was voided. TSS, however, appealed the Commissioner’s order before the Puerto Rico Court of Appeals, which upheld the order on March 31, 2000. Plaintiff requests that the court direct TSS to return his share of stock and compensate him for alleged damages in excess of $500,000 plus attorney’s fees. On January 13, 2011, the Court of First Instance dismissed the case with prejudice and, on July 1, 2011, the Puerto Rico Court of Appeals confirmed such dismissal.  Plaintiff filed a petition before the Puerto Rico Supreme Court on July 28, 2011, requesting the revision of the Court of Appeals’ judgment.   On December 7, 2011, Puerto Rico Supreme Court denied Plaintiff’s petition.  The dismissal of this complaint is now final and binding.

Claims by Heirs of Former Shareholders

The Corporation and TSS are defending four individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 69 shares of the Corporation or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split).  While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Corporation’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper.

In one of these cases, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two year statute of limitations contained in the local securities law.  The Court of First Instance determined that the plaintiffs' claims are time barred under the local securities law.  The plaintiffs appealed, and in January 2012, the Puerto Rico Court of Appeals upheld the dismissal, holding that even if the plaintiffs could have survived the securities law’s two year statute of limitations, their complaint was time-barred under the Civil Code’s four year statute of limitations on claims of fraud.  The plaintiffs have until March 1, 2012 to file a petition for certiorari before the Puerto Rico Supreme Court.

In the second case, the Puerto Rico Court of First Instance granted our motion to dismiss on grounds that the complaint was time-barred under the two year statute of limitations contained in the securities law, and the Puerto Rico Court of Appeals confirmed.  Plaintiffs filed a petition for certiorari before the Puerto Rico Supreme Court that was granted on January 20, 2012.  Plaintiffs have until March 13, 2012 to present their allegations, after which the Corporation has 30 days to respond.

In the third case, the court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Court of First Instance.  Our request for reconsideration was denied in December 2011. The case is again before the Court of First Instance, pending further proceedings.

The fourth case was filed in November 2011. We filed a motion to dismiss before the Court of First Instance on grounds that the claim is time-barred, which the plaintiffs opposed.  The court has not ruled on our motion.

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

Joint Underwriting Association Litigations

On August 19, 2011, plaintiffs, purportedly a class of motor vehicle owners, filed an action in the United States District Court for the District of Puerto Rico against the Puerto Rico Joint Underwriting Association (“JUA”) and 18 other defendants, including Triple-S Propiedad, Inc. (“TSP”), alleging violations under the Puerto Rico Insurance Code, the Puerto Rico Civil Code, the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the local statute against organized crime and money laundering. JUA is a private association created by law to administer a compulsory public liability insurance program for motor vehicles in Puerto Rico (“CLI”).  As required by its enabling act, JUA is composed of all the insurers that underwrite private motor vehicle insurance in Puerto Rico and exceed the minimum underwriting percentage established in such act.  TSP is a member of JUA.

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

On December 30, 2011, TSP and other insurance companies filed a joint motion to dismiss, arguing that plaintiffs’ claims are barred by the filed rate doctrine, inasmuch a suit cannot be brought, even under RICO, to amend the compulsory liability insurance rates that were approved by the Puerto Rico Legislature and the Commissioner of Insurance.  The motion also argues that since RICO is not a federal statute that specifically relates to the business of insurance, and its application in the claims at issue would frustrate state policy and interfere with Puerto Rico's insurance administrative regime, the McCarran-Ferguson Act precludes plaintiffs’ claims. Finally, we argued that plaintiffs failed to allege the necessary elements of an actionable RICO claim, or, in the alternative, their damages claim is time barred.  Plaintiffs requested an extension of time until February 16, 2012 to respond to our motion.

A similar case entitled Maria Margarita Collazo Burgos, et al. v. La Asociación de Suscripcion Conjunta del Seguro de Responsabilidad Obligatorio (JUA), et al., was filed against JUA and its members, including TSP, in the Puerto Rico Court of First Instance, San Juan Part on January 28, 2010.  This litigation is a putative class action lawsuit brought on behalf of motor vehicle owners in Puerto Rico.  Plaintiffs in this lawsuit allege that each of the defendants engaged in similar activities and conduct as those alleged in the Torres Ronda litigation and claim the recovery of $225 million for the class pertaining to the acquisition and administration costs of the CLI, allegedly charged in violation of the Puerto Rico Insurance Code’s provisions prohibiting the illegal traffic of premiums.  TSP is vigorously contesting this action.

Given the early stage of these cases, the Corporation cannot assess the probability of an adverse outcome, or the reasonable financial impact that any such outcome may have on the Corporation.  The Corporation intends to vigorously defend these lawsuits.

Item 4.   Mine Safety Disclosures

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

The following table presents high and low sales prices of our Class B common stock for the each quarter of the years ended December 31, 2011 and 2010:

	High	Low
2011
First quarter	$20.80	$17.88
Second quarter	22.92	19.15
Third quarter	24.90	15.06
Fourth quarter	20.81	14.45
2010
First quarter	$18.67	$15.85
Second quarter	20.12	17.30
Third quarter	21.34	14.65
Fourth quarter	21.23	16.15

On March 6, 2012 the closing price of our Class B common stock on the NYSE was $22.50.

Holders

As of February 14, 2012, there were 9,042,809 and 19,385,843 shares of Class A and Class B common Stock outstanding, respectively.  The number of our holders of Class A common stock as of February 14, 2012 was 2,064.  The number of our holders of Class B common stock as of February 14, 2012 was 3,084.

Dividends

Subject to the limitations under Puerto Rico corporation law and any preferential dividend rights of outstanding preferred stock, of which there is currently none outstanding, holders of common stock are entitled to receive their pro rata share of such dividends or other distributions as may be declared by our board of directors out of funds legally available therefore.

Our ability to pay dividends is dependent on cash dividends from our subsidiaries.  Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us.  In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing.  Please refer to “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restriction on Certain Payments by the Corporation’s Subsidiaries”.

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

Securities Authorized for Issuance Under Equity Compensation Plan

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs 1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
October 1, 2011 to October 31, 2011	169,205	$17.73	169,205	$13.20
November 1, 2011 to November 30, 2011	41,700	$17.64	41,700	$12.50
December 1, 2011 to December 31, 2011	-	-	-	$12.50

1	In September 29, 2010, the Board of Directors authorized a $30.0 million share repurchase program of Class B shares only, which commenced on September 29, 2010.

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

	Period Ending
Index	12/7/2007	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Triple-S Management Corporation	100.00	133.40	75.91	116.17	125.94	132.15
S&P 500	100.00	97.59	60.03	74.11	83.58	83.58
Morgan Stanley Healthcare Payor Index	100.00	100.38	45.37	69.59	79.94	107.80

Item 6.   Selected Financial Data

Statement of Earnings Data

	2011	2010	2009	2008	2007

(Dollar amounts in millions, except per share data)

Years ended December 31,
Premiums earned, net	$2,054.5	$1,901.1	$1,869.1	$1,692.4	$1,483.6
Administrative service fees	38.5	39.6	48.6	19.2	14.0
Net investment income	48.2	49.1	52.1	56.2	47.2
Total operating revenues	2,141.2	1,989.8	1,969.8	1,767.8	1,544.8
Net realized investments gains (losses)	18.6	2.5	0.6	(13.9)	5.9
Net unrealized investment gain (loss) on trading securities	(7.3)	5.4	10.5	(21.1)	(4.1)
Other income (expense), net	0.7	0.9	1.3	(2.5)	3.2
Total revenues	2,153.2	1,998.6	1,982.2	1,730.3	1,549.8
Benefits and expenses:
Claims incurred	1,716.3	1,596.8	1,605.8	1,431.8	1,223.8
Operating expenses	347.6	305.0	279.4	251.9	237.5
Total operating costs	2,063.9	1,901.8	1,885.2	1,683.7	1,461.3
Interest expense	10.8	12.6	13.3	14.7	15.9
Total benefits and expenses	2,074.7	1,914.4	1,898.5	1,698.4	1,477.2
Income before taxes	78.5	84.2	83.7	31.9	72.6
Income tax expense	20.5	17.4	14.9	7.1	14.1
Net income	$58.0	$66.8	$68.8	$24.8	$58.5

Basic net income per share (1):	$2.02	$2.30	$2.33	$0.77	$2.15

Diluted net income per share:	$2.01	$2.28	$2.33	$0.77	$2.15

Dividend declared per common share (2):	$-	$-	$-	$-	$0.82

Balance Sheet Data

	2011	2010	2009	2008	2007

December 31,
Cash and cash equivalents	$71.8	$45.0	$40.4	$46.1	$240.2

Total assets	$1,880.6	$1,759.4	$1,648.7	$1,559.2	$1,659.5

Long-term borrowings	$114.4	$166.0	$167.7	$169.3	$170.9

Total stockholders' equity	$677.0	$617.3	$537.8	$485.9	$482.5

Additional Managed Care Data (3)

	2011	2010	2009	2008	2007

Years ended December 31,
Medical loss ratio	87.2%	88.1%	89.9%	88.9%	87.0%

Operating expense ratio	12.9%	11.6%	10.7%	10.5%	11.2%

Medical membership (period end)	1,683,696	788,881	1,347,033	1,195,450	977,190

(1)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 23 of the audited consolidated financial statements for the years ended December 31, 2011, 2010 and 2009.
(2)	Shareowners holding qualifying shares were excluded from dividend payment.
(3)	Does not reflect inter-segment eliminations.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2011 and 2010, and consolidated results of operations for 2011, 2010 and 2009.  This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.

Overview

We are the one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial and the Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plans (“PDP”)) markets.  We also participated in the government of Puerto Rico Health Care Plan (similar to Medicaid) (“Medicaid”) up to September 30, 2010, and beginning on November 1st, 2011 we resumed our participation in this sector by administering the provision of the physical health component in designated service regions in the Commonwealth of Puerto Rico (“the government of Puerto Rico”).

We have the exclusive right to use the Blue Cross and Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.  As of December 31, 2011 we serve approximately 1,684,000 members across all regions of Puerto Rico.  For the years ended December 31, 2011 and 2010 respectively, our managed care segment represented approximately 89.9% and 89.4% of our total consolidated premiums earned, net, and approximately 68.6% and 72.4% of our operating income.  We also have significant positions in the life insurance and property and casualty insurance markets.  Our life insurance segment had a market share of approximately 13.6% (in terms of premiums written) for 2010.  Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) during the nine-month period ended September 30, 2011.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (“TSS”) and AH.  TSS is a BCBSA licensee, which provides us with exclusive use of the Blue Cross and Blue Shield Association (“BCBSA”) licensee, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”), and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”).  TSV and TSP represented approximately 5.5% and 4.8%, respectively, of our consolidated premiums earned, net for the year ended December 31, 2011 and 22.9% and 6.0%, respectively, of our operating income for that period.

The Commissioner of Insurance of the Commonwealth of Puerto Rico (“Commissioner of Insurance of Puerto Rico”) recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the Puerto Rico insurance laws and for determining whether its financial condition warrants the payment of a dividend to its stockholders.  No consideration is given by the Commissioner of Insurance of Puerto Rico to financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) in making such determinations.  See note 26 to our audited consolidated financial statements.

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

	Years ended December 31,
(Dollar amounts in millions)	2011	2010	2009

Premiums earned, net:
Managed care	$1,846.4	$1,700.3	$1,677.1
Life insurance	113.0	105.8	100.1
Property and casualty insurance	97.6	99.2	96.2
Intersegment premiums earned	(2.5)	(4.2)	(4.3)
Consolidated premiums earned, net	$2,054.5	$1,901.1	$1,869.1

Administrative service fees:
Managed care	$43.0	$43.2	$51.3
Intersegment administrative service fees	(4.5)	(3.6)	(2.7)
Consolidated administrative service fees	$38.5	$39.6	$48.6

Operating income:
Managed care	$53.0	$63.8	$57.2
Life insurance	17.7	17.3	14.6
Property and casualty insurance	4.5	3.6	8.8
Intersegment and other	2.1	3.3	4.0
Consolidated operating income	$77.3	$88.0	$84.6

Results of Operations

Revenue

General.    Our revenue consists primarily of (i) premium revenue we generate from our managed care business, (ii) administrative service fees we receive for services provided to self-insured employers (ASO), (iii) premiums we generate from our life insurance and property and casualty insurance businesses and (iv) investment income.

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

Administrative Service Fees.    Administrative service fees include amounts paid to us for administrative services provided to self-insured contracts.  We provide a range of customer services pursuant to our administrative services only (“ASO”) contracts, including claims administration, billing, access to our provider networks and membership services.  Effective November 1st, 2011, TSS entered into a new contract with the government of Puerto Rico, to administer the provision of the physical health component of the miSalud program (similar to Medicaid) in designated service regions in Puerto Rico.  Administrative service fees are recognized in the month in which services are provided.

Other Premium Revenue.    Other premium revenue includes premiums generated from the sale of life insurance and property and casualty insurance products.  Premiums on traditional life insurance policies are reported as earned when due.  Premiums on accident and health and other short-term contracts are recognized as earned, primary on a pro rata basis over the contract period.  Premiums on credit life policies are recognized as earned in proportion to the amounts of insurance in force.  Group insurance premiums are billed one month in advance and a grace period of one month is provided for premium payment.  If the insured fails to pay within the one-month grace period, we may cancel the policy.  We recognize premiums on property and casualty contracts as earned on a pro rata basis over the policy term.  Property and casualty policies are subscribed through general agencies, which bill policy premiums to their clients in advance or, in the case of new business, at the inception date and remit collections to us, net of commissions.  The portion of premiums related to the period prior to the end of coverage is recorded in the consolidated balance sheet as unearned premiums and is transferred to premium revenue as earned.

Investment Income and Other Income.    Investment income consists of interest and dividend income from investment securities and other income primarily consist of net unrealized gains (losses) of derivative instruments.  See note 4 to our audited consolidated financial statements.

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

Effective November 1st, 2011, TSS entered into a new contract with the Government to administer the provision of the physical health component of the miSalud program (similar to Medicaid) in designated service regions in the Commonwealth of Puerto Rico.

In February 7, 2011, our subsidiary TSS completed the AH acquisition, as of December 31, 2011, the Medicare membership attributable to AH was 47,552.

The following table sets forth selected membership data as of the dates set forth below:

	As of December 31,
	2011	2010	2009

Commercial (1)	711,508	725,328	737,286
Medicare (2)	113,431	63,553	69,605
Medicaid (3)	858,757	-	540,142
Total	1,683,696	788,881	1,347,033

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
(3)	Medicaid membership as of December 31, 2011 includes self-funded members from the miSalud program. Before 2010, Medicaid membership includes rated and self-funded members.

Consolidated Operating Results

The following table sets forth our consolidated operating results for the years ended December 31, 2011, 2010 and 2009.

(Dollar amounts in millions)	2011	2010	2009

Years ended December 31,
Revenues:
Premiums earned, net	$2,054.5	$1,901.1	$1,869.1
Administrative service fees	38.5	39.6	48.6
Net investment income	48.2	49.1	52.1
Total operating revenues	2,141.2	1,989.8	1,969.8
Net realized investment gains	18.6	2.5	0.6
Net unrealized investment gain (loss) on trading securities	(7.3)	5.4	10.5
Other income, net	0.7	0.9	1.3
Total revenues	2,153.2	1,998.6	1,982.2
Benefits and expenses:
Claims incurred	1,716.3	1,596.8	1,605.8
Operating expenses	347.6	305.0	279.4
Total operating costs	2,063.9	1,901.8	1,885.2
Interest expense	10.8	12.6	13.3
Total benefits and expenses	2,074.7	1,914.4	1,898.5
Income before taxes	78.5	84.2	83.7
Income tax expense	20.5	17.4	14.9
Net income	$58.0	$66.8	$68.8

Year ended December 31, 2011 compared with the year ended December 31, 2010

Operating Revenues

Consolidated premiums earned, net increased by $153.4 million, or 8.1%, to $2.1 billion during the year ended December 31, 2011 compared to the year ended December 31, 2010.  The increase was mostly the result of a higher member months enrollment in the Medicare business attributed to new members acquired from AH, offset in part by the termination of the Medicaid contracts effective September 30, 2010.

The decrease in the administrative service fees of the Managed Care segment of $1.1 million, or 2.8%, to $38.5 million in the 2011 period is attributed to a lower self-funded member months enrollment.

Consolidated net investment income decreased by $0.9 million, or 1.8%, to $48.2 million during the year ended December 31, 2011 mostly as the result of lower yields in fixed income investments acquired during the period.

Net Realized Investment Gains

Consolidated net realized investment gains of $18.6 million during the year ended December 31, 2011 are the result of net realized gains from the sale of debt and equity securities, including our trading portfolio.

Net Unrealized Loss on Trading Securities and Other Income, Net

The combined balance of our consolidated net unrealized loss on trading securities and other income, net decreased by $12.9 million, to $6.6 million during the year ended December 31, 2011.  This decrease is attributable to the effect of the sale of the trading portfolio and market fluctuations during this period.

Claims Incurred

Consolidated claims incurred during the year ended December 31, 2011 increased by $119.5 million, or 7.5%, to $1.7 billion when compared to the claims incurred during the year ended December 31, 2010, mostly due to claims incurred in the Managed Care segment.  This increase is principally due to the claims incurred related to the AH acquisition, offset in part by the termination of the Medicaid contracts effective September 30, 2010.  The consolidated loss ratio decreased by 50 basis points to 83.5%.

Operating Expenses

Consolidated operating expenses during the year ended December 31, 2011 increased by $42.6 million, or 14.0%, to $347.6 million as compared to the operating expenses during the year ended December 31, 2010, primarily due to the acquisition of AH.  For the year ended December 31, 2011, the consolidated operating expense ratio increased by 90 basis points to 16.6%.  The higher operating expense ratio is mainly due to additional operating costs incurred by the Managed Care segment in order to maintain the level of services offered to members and providers while transitioning to its new IT system and a higher amount of self-insured contracts after resuming our participation in the Medicaid sector.  Also contributing to the higher operating expense ratio are the expenses related to the AH operations, which run at a higher operating expense ratio than the Medicaid business lost in 2010.  Approximately $7.6 million of the expense associated to the AH operations are related to the amortization of intangible assets.

Income tax expense

Consolidated income tax expense during the year ended December 31, 2011 increased by $3.1 million, or 17.8%, to $20.5 million as compared to the income tax expense during the year ended December 31, 2010.  The effective tax rate increased by 540 basis points, to 26.1%, during the year ended December 31, 2011.  The consolidated income tax expense includes a one-time charge of $6.4 million resulting from the reduction of the net deferred tax assets following the reduction in income tax rates after the enactment of the new Puerto Rico tax reform, which was effective January 2011.  This tax reform decreased corporations maximum tax rate from 39% to 30% and eliminated the additional tax rate imposed on a temporary basis.  Partially offsetting the effect of this adjustment to net deferred tax assets, is a reduction in the taxable income of in the Managed Care segment, which operates at a higher effective tax rate, and the use of tax credits in the 2011 period.

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

The decrease in the administrative service fees of the Managed Care segment of $9.0 million in the 2010 period is attributed to a lower self-funded member months enrollment after the termination of the Medicaid contract for the Metro-North region, which we served on an ASO basis until September 30, 2010.

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

Claims Incurred

Consolidated claims incurred during the year ended December 31, 2010 decreased by $9.0 million, or 0.6%, to $1.6 billion when compared to the claims incurred during the year ended December 31, 2009.  This decrease is principally due to the termination of the Medicaid contracts effective September 30, 2010 offset in part by increased claims in the Managed Care segment’s Commercial business as a result of higher volume.  The consolidated loss ratio decreased by 190 basis points to 84.0%, mostly as the result of lower MLRs in the Managed Care segment’s Commercial and Medicare businesses.

Operating Expenses

Consolidated operating expenses during the year ended December 31, 2010 increased by $25.6 million, or 9.2%, to $305.0 million as compared to the operating expenses during the year ended December 31, 2009.  The consolidated operating expense ratio increased by 110 basis points, to 15.7%, primarily attributed to higher costs associated to the implementation of a new information system in the managed care segment, intangible asset amortization, and the effect of the lower volume of business in the Managed care segment after the termination of the Medicaid contracts effective September 30, 2010.

Income tax expense

Consolidated income tax expense during the year ended December 31, 2010 increased by $2.5 million to $17.4 million as compared to the income tax expense during the year ended December 31, 2009.  The effective tax rate increased by 290 basis points to 20.7% primarily due to the use of tax credits during the 2009 period and a higher taxable income in the Managed Care segment, which operates at a higher effective tax rate.

Managed Care Operating Results

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico: Commercial, Medicare (including Medicare Advantage and PDP) and Medicaid.  For the year ended December 31, 2011, the Commercial sector represented 46.1% and 41.0% of our consolidated premiums earned, net and operating income, respectively.  Premiums earned, net and operating income generated from our Medicare contracts (including PDP) during the year ended December 31, 2011 represented 43.6% and 12.5%, respectively, of our consolidated earned premiums, net and operating income, respectively.

(Dollar amounts in millions)	2011	2010	2009

Operating revenues:
Medical premiums earned, net:
Commercial	$947.1	$947.1	$822.1
Medicare	896.6	468.4	506.9
Medicaid	2.7	284.8	348.1
Medical premiums earned, net	1,846.4	1,700.3	1,677.1
Administrative service fees	43.0	43.2	51.3
Net investment income	17.5	19.8	21.6
Total operating revenues	1,906.9	1,763.3	1,750.0
Medical operating costs:
Medical claims incurred	1,610.5	1,497.8	1,508.2
Medical operating expenses	243.4	201.7	184.6
Total medical operating costs	1,853.9	1,699.5	1,692.8
Medical operating income	$53.0	$63.8	$57.2
Additional data:
Member months enrollment:
Commercial:
Fully-insured	5,806,053	5,982,094	5,421,586
Self-funded	2,744,431	2,966,291	2,726,036
Total Commercial member months	8,550,484	8,948,385	8,147,622
Medicaid:
Fully-insured	-	3,078,288	4,016,332
Self-funded	1,718,888	1,782,426	2,321,144
Total Medicaid member months	1,718,888	4,860,714	6,337,476
Medicare:
Medicare Advantange	1,132,634	670,250	742,666
Stand-alone PDP	105,987	112,297	117,700
Total Medicare member months	1,238,621	782,547	860,366
Total member months	11,507,993	14,591,646	15,345,464
Medical loss ratio	87.2%	88.1%	89.9%
Operating expense ratio	12.9%	11.6%	10.7%

Year ended December 31, 2011 compared with the year ended December 31, 2010

Medical Operating Revenues

Medical premiums earned for the year ended December 31, 2011 increased by $146.1 million, or 8.6%, to $1.8 billion when compared to the medical premiums earned during the year ended December 31, 2010.  This increase is principally the result of the following:

●
Medical premiums generated by the Medicare business increased by $428.2 million, or 91.4%, to $896.6 million.  This fluctuation is the result of an overall increase in the member months enrollment of this business by 456,074, or 58.3%, when compared with the same period in 2010.  Increase in member months enrollment was attributed to new members acquired from AH effective February 1, 2011, offset in part by a decrease in member months in our legacy products.  Total member months from AH amounted to 475,780 during the year ended December 31, 2011.

●
Medical premiums earned in the Medicaid business decreased by $282.1 million, to $2.7 million during the year ended December 31, 2011.  This fluctuation results from the termination of the Medicaid contracts effective September 30, 2010.  The premiums earned that are reflected in the 2011 period result from adjustments that increased the amount receivable corresponding to the risk sharing agreement with the government of Puerto Rico included in the Metro-North region contract.

●
Medical premiums generated by the Commercial business remained in line with prior year at $947.1 million.  This is the result of a decrease in member months enrollment of 176,041, or 2.9%, and higher average premium rates per member of approximately 3.0%.  Premium rate increases were consistent with claims trends.

Administrative service fees decreased by $0.2 million, to $43.0 million during the 2011 period, mainly due to a decrease in self-funded member months enrollment of 285,398 members.  Such decrease primarily results from a lower self-insured commercial member months enrollment during the 2011 period; offset in part by a increase in member months from the miSalud program effective November 1, 2011.

Medical Claims Incurred

Medical claims incurred during the year ended December 31, 2011 increased by $112.7 million, or 7.5%, to $1.6 billion, when compared to the year ended December 31, 2010.  The MLR of the segment experienced a decrease of 90 basis points during the 2011 period, to 87.2%.  These fluctuations are primarily attributed to the effect of the following:

●
The medical claims incurred of the Medicare business increased by $408.3 million during the 2011 period primarily due to the acquisition of AH effective February 1, 2011.  Total claims incurred during the 2011 period related to the AH business amounted to $385.4 million.  The Medicare MLR was 89.4%, which is 550 basis points higher than the MLR for the prior year.  The MLR excluding prior period reserve developments in the 2011 and 2010 periods and risk-score adjustments presents an increase of 500 basis points.  The higher adjusted MLR is due to higher utilization trends in our non-dual product as compared to last year as well as to the addition of AH which has a higher MLR than our Medicare legacy products.

●	The medical claims incurred of the Medicaid business were $258.0 million lower than the prior year mostly due to the termination of the Medicaid contracts effective September 30, 2010.

●
The medical claims incurred of the Commercial business decreased by $37.6 million during the 2011 period and its MLR decreased by 410 basis points.  The MLR excluding the effect of prior period reserve developments in the 2011 and 2010 periods presents a decrease of 440 basis points, mostly as the result of lower utilization trends in 2011 and our strict underwriting guidelines.

Medical Operating Expenses

Medical operating expenses for the year ended December 31, 2011 increased by $41.7 million, or 20.7%, to $243.4 million when compared to the year ended December 31, 2010, primarily due to the acquisition of AH.  Total operating expenses during the year ended December 31, 2011 related to the AH business amounted to $44.9 million, approximately $7.6 million of which are related to the amortization of intangible assets.  The operating expense ratio increased by 130 basis points, from 11.6% in 2010 to 12.9% in 2011.  This increase is mainly due to additional operating costs incurred in order to maintain the level of services offered to members and providers while transitioning to the new IT system and a higher amount of self-insured contracts after resuming our participation in the Medicaid sector.  Also contributing to the increased operating expense ratio are the expenses associated to the AH operations, which run with a higher operating expense ratio than the Medicaid business lost in 2010.

Year ended December 31, 2010 compared with the year ended December 31, 2009

Medical Operating Revenues

Medical premiums earned for the year ended December 31, 2010 increased by $23.2 million, or 1.4%, to $1.7 billion when compared to the medical premiums earned during the year ended December 31, 2009.  This increase is principally the result of the following:

●
Medical premiums generated by the Commercial business increased by $125.0 million, or 15.2%, to $947.1 million.  This fluctuation is primarily the result of an increase in member months enrollment of 560,508, or 10.3%, and higher average premium rates per member of approximately 4.4%.  Increase in member months was mainly attributed to the La Cruz Azul acquisition in July 2009 and organic growth, mostly in large accounts.  Premium rate increases were consistent with claims trends.

●
Medicare premiums decreased by $38.5 million, or 7.6%, to $468.4 million, primarily due to a lower member months enrollment of approximately 77,819 or 9.0%, mostly in our dual eligible product, particularly during the first half of the year and resulting from changes in our product offering.  In addition, the premiums for the year ended December 31, 2010 reflect a lower final risk score adjustment as compared to 2009.  The 2010 and 2009 periods include the net effect of approximately $3.0 million and $8.7 million in adjustments related to CMS final risk score adjustment corresponding to prior periods.  These fluctuations were partially offset by higher average premium rates, mostly due to higher risk scores in our dual-eligible product.

●
Medical premiums earned in the Medicaid business decreased by $63.3 million, or 18.2%, to $284.8 million during the year ended December 31, 2010.  This fluctuation results from the termination of the Medicaid contracts effective September 30, 2010.  Total Medicaid enrollment as of September 30, 2010 was 544,448 members.  This decrease is offset in part by an increase in premiums of $11.7 million as the result of a cleanup of accounts receivable and the reversal of allowances for unresolved reconciling items with the government of Puerto Rico.

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

Medical Claims Incurred

Medical claims incurred during the year ended December 31, 2010 decreased by $10.4 million, or 0.7%, to $1.5 billion, when compared to the year ended December 31, 2009.  The MLR of the segment presented a decrease of  180 basis points during the 2010 period, to 88.1%.  These fluctuations are primarily attributed to the effect of the following:

●
The medical claims incurred of the Commercial business increased by $106.9 million during the 2010 period and its MLR decreased by 0.7 percentage points.  The increase in claims incurred relates primarily to the increase in member month enrollment during this year.  The lower MLR is primarily due to lower utilization trends in 2010 and stable pricing environment.

●
The medical claims incurred of the Medicare business decreased by $52.6 million during the 2010 period primarily due to the lower member months enrollment.  The MLR for the year was 83.9%, 410 basis points lower than 2009.  Adjusting the MLR for changes in prior period reserve developments and risk score premium adjustments, the 2010 MLR would have decreased by 270 basis points as compared to the adjusted MLR for 2009.  The lower adjusted MLR is primarily the result of the new risk sharing agreement with our providers in the dual-eligible product, changes in benefits and higher average premium rates.

●
The medical claims incurred of the Reform business decreased by $64.7 million and its MLR decreased by 230 basis points during the year ended December 31, 2010.  Excluding the effect of prior period reserve developments and premium adjustments, the MLR would have increased 130 basis points, mostly resulting from a lower premium yield due to the extension of prior year’s Medicaid contracts without premium rate increases until September 2010.

Medical Operating Expenses

Medical operating expenses for the year ended December 31, 2010 increased by $17.1 million, or 9.3%, to $201.7 million when compared to the year ended December 31, 2009.  The increase in the operating expenses is mainly due to the segment’s higher volume in the Commercial business, as well as to the costs related to the implementation of a new information system and a higher amortization of intangibles.  The operating expense ratio increased by 90 percentage points, from 10.7% in 2009 to 11.6% in 2010.  The higher operating expense ratio is primarily the result of expenses related to the implementation of the segment’s new IT system, including information systems consultants and depreciation and amortization expense, which increased by approximately $6.2 million.  The higher operating expense ratio was also attributed to the effect of the termination of the Medicaid contracts.  In addition, the operating expenses were affected by an increase of $1.4 million related to a new product launched during January 2010 and higher charges and amortization expense related to the intangible assets recorded after the LCA acquisition by approximately $2.3 million.  In the 2009 period a contingent property tax accrual of approximately $7.5 million was recorded, offset in part by the effect of $3.6 million related to the settlement of an insurance recovery receivable of legal expenses.  This contingent property tax accrual was approximately $2.1 million higher than the actual payment made during the 2010 period.

Life Insurance Operating Results

(Dollar amounts in millions)	2011	2010	2009

Years ended December 31,
Operating revenues:
Premiums earned, net
Premiums earned, net	$118.8	$111.4	$106.2
Premiums earned ceded	(5.8)	(5.6)	(6.1)
Net premiums earned	113.0	105.8	100.1
Commission income on reinsurance	-	-	-
Premiums earned, net	113.0	105.8	100.1
Net investment income	18.5	17.1	16.8
Total operating revenues	131.5	122.9	116.9
Operating costs:
Policy benefits and claims incurred	57.5	49.8	50.3
Underwriting and other expenses	56.3	55.8	52.0
Total operating costs	113.8	105.6	102.3
Operating income	$17.7	$17.3	$14.6

Additional data:
Loss ratio	50.9%	47.1%	50.2%
Expense ratio	49.8%	52.7%	51.9%

Year ended December 31, 2011 compared with the year ended December 31, 2010

Operating Revenues

Premiums earned, net for the segment increased by $7.2 million, or 6.8%, to $113.0 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily as the result of higher sales in the Individual Life and Cancer lines of business during the period.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $7.7 million, or 15.5%, to $57.5 million during the year ended December 31, 2011.  This fluctuation is primarily the result of higher claims received, as well as to a higher average claim amount, in the Cancer line of business, and also to an increase in the liability for future policy benefits that was driven by new business subscribed in the period.  The loss ratio for the period increased from 47.1% in 2010 to 50.9% in 2011, or 380 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the segment increased by $0.5 million, or 0.9%, to $56.3 million during the year ended December 31, 2011 primarily the result the higher of the volume of business of this segment and a slowdown in the amortization of deferred policy acquisition costs resulting from increased persistency in certain products within the Individual Life line of business.  The increased premiums earned resulted in a lower operating expense ratio, which decreased by 290 basis points, from 52.7% in 2010 to 49.8% in 2011.

Year ended December 31, 2010 compared with the year ended December 31, 2009

Operating Revenues

Premiums earned, net for the segment increased by $5.7 million, or 5.7%, to $105.8 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009, primarily as the result of higher sales in the Cancer and Individual Life lines of business during the period.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred during the year ended December 31, 2010 decreased by $0.5 million, or 1.0%, to $49.8 million during the year ended December 31, 2010.  This fluctuation is primarily the result of a reduction in the change in the liability for future policy benefits when compared to 2009, resulting from a change in the mix of business subscribed by the segment.  As a result of the reduction in policy benefits, the loss ratio improved by 310 percentage points, to 47.1% during the year ended December 31, 2010.

Underwriting and Other Expenses

Underwriting and other expenses for the segment increased by $3.8 million, or 7.3%, to $55.8 million during the year ended December 31, 2010 primarily the result of a higher amortization of deferred policy acquisition costs and the higher volume of business of this segment.  The segment’s operating expense ratio increased by 80 basis points, to 52.7% during the 2010 period.

Property and Casualty Insurance Operating Results

(Dollar amounts in millions)	2011	2010	2009

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$152.9	$159.2	$163.3
Premiums ceded	(63.0)	(63.7)	(67.5)
Change in unearned premiums	7.7	3.7	0.4
Premiums earned, net	97.6	99.2	96.2
Net investment income	9.5	10.1	11.7
Total operating revenues	107.1	109.3	107.9
Operating costs:
Claims incurred	48.2	49.2	47.3
Underwriting and other operating expenses	54.4	56.5	51.8
Total operating costs	102.6	105.7	99.1
Operating income	$4.5	$3.6	$8.8

Additional data:
Loss ratio	49.4%	49.6%	49.2%
Expense ratio	55.7%	57.0%	53.8%

Year ended December 31, 2011 compared with the year ended December 31, 2010

Operating Revenues

Total premiums written during the year ended December 31, 2011 decreased by $6.3 million, or 4.0%, to $152.9 million, mostly resulting from lower premiums in the Dwelling and Commercial Property Mono-line and Commercial Auto insurance products; offset in part by higher sales in the Commercial Multi-Peril products.  The commercial business remains under soft market conditions, thus reducing premium rates and increasing competition for renewals and new business.

Premiums ceded to reinsurers during the year ended December 31, 2011 decreased by approximately $0.7 million, or 1.1%, to $63.0 million.  The ratio of premiums ceded to premiums written increased by 120 basis points, to 41.2% in 2011.  This fluctuation was primarily the result of higher Commercial Property cessions which were increased from 32% to 37%.

The change in unearned premiums presented an increase of $4.0 million, to $7.7 million during the year ended December 31, 2011, primarily as the result of the lower volume of premiums written during this period.

Claims Incurred

Claims incurred during the year ended December 31, 2011 decreased by $1.0 million, or 2.0%, to $48.2 million.  The loss ratio decreased by 20 basis points, to 49.4% during the year ended December 31, 2011, as a result of favorable loss experience in the Commercial Auto line of business resulting from lower claim amounts in the claims reported during the current period; offset in part by an increase in Commercial Multi-Peril line of business.  Although the current period reflects $1.6 million of net losses related to Tropical Storm Irene, the 2010 period was impacted by several large losses caused by fires and liability claims in excess of $1.9 million.

Underwriting and Other Expenses

Underwriting and other operating expenses for the year ended December 31, 2011 decreased by $2.1 million, or 3.7%, to $54.4 million.  This decrease is primarily due to a lower commission expense as a result of lower premiums; offset in part by an increase in the provision for uncollectible amounts.  The operating expense ratio decreased by 130 percentage points during the same period, to 57.7% in 2011.

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

Premiums ceded to reinsurers during the year ended December 31, 2010 decreased by approximately $3.8 million, or 5.6%, to $63.7 million.  The ratio of premiums ceded to premiums written decreased by 130 basis points, to 40.0% in 2010.  This fluctuation was the result of the a reduction of reinsurance cessions in quota share contracts for commercial and personal property insurance risks of 3.0% and 2.2%, respectively.

The change in unearned premiums presented an increase of $3.3 million, to $3.7 million during the year ended December 31, 2010, primarily as the result of the lower volume of premiums written.

Claims Incurred

Claims incurred during the year ended December 31, 2010 increased by $1.9 million, or 4.0%, to $49.2 million.  The loss ratio increased by 40 basis points, to 49.6% during the year ended December 31, 2010, primarily due to an unfavorable loss experience in the Commercial Multi-peril, General Liability, and Personal Auto insurance.

Underwriting and Other Expenses

Underwriting and other operating expenses for the year ended December 31, 2010 increased by $4.7 million, or 9.1%, to $56.5 million.  This increase is primarily due to a higher amortization of deferred policy acquisition costs resulting from the lower premiums subscribed during this year.  The operating expense ratio increased by 320 percentage points during the same period, to 57.0% in 2010 due to the lower volume of business of the segment.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(dollar amounts in millions)	2011	2010	2009

Years ended December 31,
Sources of cash:
Net cash provided by operating activities	$162.5	$37.7	$72.6
Proceeds from annuity contracts	31.8	10.7	4.3
Proceeds from exercise stock options	0.2	-	-
Net proceeds from borrowings	-	40.6	-
Other	4.4	0.2	-
Total sources of cash	198.9	89.2	76.9
Uses of cash:
Net purchases of investment securities	(13.6)	(23.7)	(17.3)
Cash settlements of stock options	(2.4)	-	-
Capital expenditures	(16.3)	(19.2)	(18.7)
Payments of long-term borrowings	(51.6)	(26.4)	(1.6)
Payments of short-term borrowings	(15.6)	-	-
Surrenders of annuity contracts	(6.6)	(9.1)	(7.1)
Repurchase and retirement of common stock	(11.3)	(6.2)	(32.3)
Acquisition of business, net of cash of $30.1 million	(54.7)	-	-
Total uses of cash	(172.1)	(84.6)	(82.6)
Net increase (decrease) in cash and cash equivalents	$26.8	$4.6	$(5.7)

Year ended December 31, 2011 compared to year ended December 31, 2010

Cash flows from operating activities increased by $124.8 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010, principally due to the effect of higher premiums collections by $289.9 million and increase in net proceeds from our trading portfolio by $51.9 million, offset in part by an increase in claims paid, cash paid to suppliers and employees and income tax paid by $125.6 million, $76.7 million and $15.2 million, respectively.  The increase in premiums and service fee collected is principally the effect of the AH acquisition as well as to the collection of past due Medicaid balances.  The higher net proceeds from our trading portfolio results from the sale of our trading portfolio.  The fluctuations in claims paid and cash paid to suppliers and employees is primarily as the result of the effect of the AH acquisition.  The increase in income tax payments results from the use of tax credits during the year ended December 31, 2010.

During the year ended December 31, 2011 we received higher net proceeds from policyholder deposits, increasing by $23.6 million when compared to the prior year primarily as the result of new annuity products that are more attractive to prospective policyholders.

Net acquisition of investment securities decreased by $10.1 million during the year ended December 31, 2011 when compared to the prior year.  This fluctuation is primarily due to a reduction in the acquisition of investment securities as part of our decision to increase liquidity to pay for the AH acquisition and to repay some of our long-term borrowings.

Net proceeds from borrowings decreased by $40.6 million during the year ended December 31, 2011.  The decrease in borrowings is the net result of proceeds from securities sold under agreements of repurchases amounting to $15.6 million and $25.0 million from a long-term repurchase agreement to partially repay a long-term borrowing during 2010.

Payments of long-term borrowings increased by $25.2 million during the year ended December 31, 2011 as the result of the repayment of our senior unsecured notes.

Net payments of short-term borrowings increased by $15.6 million during the year ended December 31, 2011 to address timing differences between cash receipts and disbursements.

In the 2011 period we cash-settled 432,567 stock options for $2.4 million, its fair value on settlement date.

On September 29, 2010 we announced the commencement of a $30.0 million share repurchase program.  We paid approximately $11.3 million under the stock repurchase program during the year ended December 31, 2011.

On February 7, 2011, we acquired AH at a cost of $54.7 million, net of $30.1 million of cash acquired.

The increase of $4.2 million in the other source of cash is attributed to changes in the amount of outstanding checks over bank balances in the 2011 period.

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

Net acquisition of investment securities increased by $6.4 million during the year ended December 31, 2010 when compared to the prior year.

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

On September 29, 2010 we announced the immediate commencement of a $30.0 million share repurchase program.  We paid approximately $6.2 million under the stock repurchase program during the year ended December 31, 2010.  During the year ended December 31, 2009 we paid approximately $32.3 million under the $40.0 million stock repurchase program that began in December 2008.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of December 31, 2011, we had $210.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of December 31, 2011.

As of December 31, 2011, we had the following senior unsecured notes payable:

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

●
On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures on November 2015.  The repurchase agreement pays interest quarterly at 1.96%.  The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral such securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on our consolidated balance sheet.  At December 31, 2011 investment securities available for sale with fair value of $28.1 million (face value of $27.8 million) were pledged as collateral under this agreement.  The proceeds obtained from this agreement were used to repay $25.0 million of the 6.6% notes.

The 6.6% notes and the 6.7% notes contain certain non-financial covenants.  At December 31, 2011, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of December 31, 2011, this secured loan had an outstanding balance of $19.4 million and average annual interest rate of 1.33%.

This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of December 31, 2011, we are in compliance with these covenants.  Failure to meet these non-financial covenants may trigger the accelerated payment of the secured loan’s outstanding balances.

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Planned Capital Expenditures

Our managed care business is currently in a project to change a significant part of its operations computer system.  This project is expected to be carried out in phases until the second quarter in 2012.  Total external costs for the entire project are expected to amount approximately $56.0 million.  Our managed care business expects to incur costs of approximately $2.0 million during 2012.  We estimate that $1.2 million of the costs expected to be incurred in 2012 will be capitalized over the system’s useful life and the remaining amount will be expensed.  This amount is expected to be paid out of the operating cash flows of our managed care business.

In addition, during February 2012 the Company began a project to implement a new Enterprise Resource Planning (ERP) system.  Total costs for the project are expected to amount approximately $13.0 million.  This amount is expected to be paid out of our operating cash flows.

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

The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, and excludes an estimate of the future cash outflows related to the following liabilities:

●
Unearned premiums – This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow.  As of December 31, 2011, we had $94.8 million in unearned premiums.

●
Policyholder deposits – The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain.  There are currently no significant policyholder deposits in paying status.  As of December 31, 2011, our policyholder deposits had a carrying amount of $76.8 million.

●
Other long-term liabilities – Due to the indeterminate nature of their cash outflows, $121.2 million of other long-term liabilities are not reflected in the following table, including $77.5 million of liability for pension benefits, $24.6 million in deferred tax liabilities, and $19.1 million in liabilities to the Federal Employees’ Health Benefits Plan Program.

		Contractual obligations by year

(Dollar amounts in millions)	Total	2012	2013	2014	2015	2016	Thereafter

Long-term borrowings (1)	$162.4	$7.0	$7.0	$7.0	$32.0	$6.5	$102.9
Operating leases	25.4	5.6	4.1	3.8	3.6	3.0	5.3
Purchase obligations (2)	166.1	161.8	2.0	1.2	0.8	0.3	-
Claim liabilities (3)	354.0	265.5	56.5	9.5	9.0	4.8	8.7
Estimated obligation for future policy benefits (4)	993.3	79.1	67.2	63.1	59.6	56.0	668.3
	$1,701.2	$519.0	$136.8	$84.6	$105.0	$70.6	$785.2

(1)
As of December 31, 2011, our long-term borrowings consist of our 6.6% senior unsecured notes payable, our 6.7% senior unsecured notes payable, a $25.0 million arrangement to sell securities under repurchase agreements which requires quarterly interest payments at 1.96%, and a loan payable to a commercial bank.  Total contractual obligations for long-term borrowings include the current maturities of long term debt.  For the 6.6% and 6.7% senior unsecured notes and the arrangement to sell securities under repurchase agreements, scheduled interest payments were included in the total contractual obligations for long-term borrowings until the maturity dates of the notes in 2020, 2021, and 2015 respectively.  We may redeem the senior unsecured notes starting five years after issuance; however no redemption is considered in this schedule.  The interest payments related to our loan payable were estimated using the interest rate applicable as of December 31, 2011.  The actual amount of interest payments of the loan payable will differ from the amount included in this schedule due to the loan’s variable interest rate structure.  See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.

(2)
Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction.  Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above.  Estimated pension plan contributions amounting to $13.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.

(3)
Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses.  This amount does not include an estimate of claims to be incurred subsequent to December 31, 2011.  The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future.  Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $37.2 million of reserves had been ceded at December 31, 2011.

(4)
Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events.  A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy.  We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns.  The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type.  All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2011 and are gross of any reinsurance recoverable.  The $993.3 million total estimated cash flows for all years in the table is different from the liability of future policy benefits of $254.2 million included in our audited consolidated financial statements principally due to the time value of money.  Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.

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

Since 2009, local insurers and health organizations are required by the Insurance Code to submit to the Commissioner of Insurance Puerto Rico RBC reports following the NAIC’s RBC Model Act and accordingly are subject to the relevant measures and actions as required based on their capital levels in relation to the determined risk based capital.  In February 2010 Insurance Regulation No. 92 (“Rule 92”) entered into effect establishing guidelines to implement the RBC requirements.  Rule 92 provides for a gradual compliance and a five-year transition period, including dividend payment restriction and exemption to comply with requirements.

As of December 31, 2011, our insurance subsidiaries were in compliance with such minimum capital requirements.

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

Solvency Regulation

To monitor the solvency of the operations, the BCBSA requires us and TSS to comply with certain specified levels of RBC.  RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio).  The RBC ratio reflects the risk profile of insurance companies.  At December 31, 2011, both we and TSS estimated RBC ratio were above the 200% of our RBC required by the BCBSA and the 375% of our RBC level required by the BCBSA to avoid monitoring.

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

Based on the information currently known by our management, in its opinion, the outcomes of such pending investigations and legal proceedings are not likely to have a material adverse effect on our financial position, results of operations and cash flows.  However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could, from time to time, have an adverse effect on our operating results and/or cash flows.  See “Item 3.   Legal Proceedings.”

Guarantee Associations

To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared to be insolvent.  These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged.  During the years ended December 31, 2011, 2010 and 2009, no assessment or payment was made in connection with insurance companies declared insolvent.  It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

Pursuant to the Puerto Rico Insurance Code, our property and casualty insurance subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED).  The syndicate was organized for the purpose of underwriting medical-hospital professional liability insurance.  As a member, the property and casualty insurance segment shares risks with other member companies and, accordingly, is contingently liable in the event the syndicate cannot meet their obligations.  During 2011, 2010 and 2009, no assessment or payment was made for this contingency.  It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

In addition, pursuant to Article 12 of Rule LXIX of the Insurance Code, our property and casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association).  The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998.  As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code.  During the years 2011, 2010 and 2009, the Association distributed the Company a dividend based on the good experience of the business amounting to $1.3 million in 2011 and 2010 and $1.1 million in 2009.

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

Claim Liabilities

Claim liabilities by segment as of December 31, 2011 were as follows:

(Dollar amounts in millions)

Managed care	$262.2
Life insurance	43.4
Property and casualty insurance	85.7
Consolidated	$391.3

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

We recognize claim liabilities as follows:

Managed Care Segment

At December 31, 2011, claim liabilities for the managed care segment amounted to $262.2 million and represented 67.0% of our total consolidated claim liabilities and 21.8% of our total consolidated liabilities.

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

Circumstances to be considered in developing our best estimate of reserves include changes in enrollment, utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, regulatory and legislative requirements, claim processing patterns, and claim submission patterns.  A comparison or prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination.  In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability.  Changes in such development are recorded as a change to current period benefit expense.  The re-estimates or recasts are done monthly for the previous four calendar quarters.  On average, about 87% of the claims are paid within three months after the last day of the month in which they were incurred and about 8% are within the next three months, for a total of 95% paid within six months after the last day of the month in which they were incurred.

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

As described above, completion factors and claims trend factors can have a significant impact on determination of our claim liabilities.  The following example provides the estimated impact on our December 31, 2011 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:

(Dollar amounts in millions)

Completion Factor 1		Claims Trend Factor 2
(Decrease) Increase		(Decrease) Increase
	In unpaid claim	In claims trend	In unpaid claim
In completion factor	liabilities	factor	liabilities

-0.6%	$9.6	0.75%	$10.3
-0.4%	6.5	0.50%	6.8
-0.2%	3.2	0.25%	3.4
0.2%	(3.2)	-0.25%	(3.4)
0.4%	(6.3)	-0.50%	(6.8)
0.6%	(9.5)	-0.75%	(10.3)

(1)	Assumes (decrease) increase in the completion factors for the most recent twelve months.
(2)	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.

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

(Dollar amounts in millions)	2010	2009	2008

Years ended December 31,
Total incurred claims:
As reported (1)	$1,503.3	$1,512.1	$1,348.9
On a retrospective basis	1,495.6	1,506.5	1,352.0
Variance	$7.7	$5.6	$(3.1)
Variance to total incurred claims as reported	0.5%	0.4%	-0.2%

(1)	Includes total claims incurred less adjustments for prior year reserve development.

Management expects that substantially all of the development of the 2011 estimate of medical claims payable will be known during 2012 and that the variance of the total incurred claims on a retrospective basis when compared to reported incurred claims will be similar to the prior years.

In the event this segment experiences an unexpected increase in health care cost or utilization trends, we have the following options to cover claim payments:

●	Through the management of our cash flows and investment portfolio.

●
We have the ability to increase the premium rates throughout the year in the monthly renewal process, when renegotiating the premiums for the following contract year of each group as they become due.  We consider the actual claims trend of each group when determining the premium rates for the following contract year.

●	We have available short-term borrowing facilities that from time to time address differences between cash receipts and disbursements.

For additional information on our credit facilities, see section “Financing and Financing Capacity” of this Item.

Life Insurance Segment

At December 31, 2011, claim liabilities for the life insurance segment amounted to $43.4 million and represented 11.1% of total consolidated claim liabilities and 3.6% of our total consolidated liabilities.

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

Property and Casualty Insurance Segment

At December 31, 2011, claim liabilities for the property and casualty insurance segment amounted to $85.7 million and represented 21.9% of the total consolidated claim liabilities and 7.1% of our total consolidated liabilities.

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

At December 31, 2011, the actuarial reserve range determined by the actuaries was from $84 million to $94 million.  Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves.  Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business.  In general, changes are made more quickly to more mature accident years and less volatile lines of business.  Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.7 million.

Liability for Future Policy Benefits

Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events.  We compute the amounts for actuarial liabilities in conformity with GAAP.

Liabilities for future policy benefits for whole life and term insurance products and active life reserves for accident and health products are computed by the net level premium method, using interest assumptions ranging from 5.0% to 5.75% and withdrawal, mortality, morbidity and maintenance expense assumptions appropriate at the time the policies were issued (or when a block of business was purchased, as applicable).  Accident and health unpaid claim reserves are stated at amounts determined by estimates on individual claims and estimates of unreported claims based on past experience.  Liabilities for universal life policies are stated at policyholder account values before surrender charges.  Deferred annuity reserves are carried at the account value.

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

The property and casualty business acquisition costs consist of commissions incurred during the production of business and are deferred and amortized ratably over the terms of the policies.  The method used in calculating deferred acquisition costs limits the amount of such deferred costs to actual costs or their estimated realizable value, whichever is lower.

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

During the years ended December 31, 2011, 2010 and 2009 we recognized other-than-temporary impairments amounting to $0.3 million, $3.0 million and $7.1 million, respectively, on fixed income, equity securities and perpetual preferred stocks classified as available for sale.  As of December 31, 2011, the investments in securities of $1.1 billion is classified as either available-for-sale or held-to-maturity and consists of high-quality investments.  Of this amount, $863.6 million, or 75.3%, are securities in obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of the Commonwealth of Puerto Rico, municipal securities, obligations of U.S. states and its political subdivisions, mortgage backed and collateralized mortgage obligations that are U.S. agency-backed.  The remaining $283.4 million, or 27.4%, are from corporate fixed, equity securities and mutual funds.  The net unrealized gain as of December 31, 2011 of the available-for-sale and held-to-maturity portfolios amounted to $82.1 million.

The impairment analysis as of December 31, 2011 indicated that, other than those securities for which an other-than-temporary impairment was recognized, none of the securities whose carrying amount exceeded its estimated fair value was considered other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuer, movement of interest rates, specific situations within corporations, among others.  Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment.  This could result in realized losses related to other-than-temporary declines being charged against future income.

Our fixed maturity securities are sensitive to interest rate and credit risk fluctuations, which impact the fair value of individual securities.  Our equity securities are sensitive to equity price risks, for which potential losses could arise from adverse changes in the value of equity securities.  For additional information on the sensitivity of our investments, see ”Item 7A.   Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.

A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2011 and 2010 is included in note 3 to the audited consolidated financial statements.

Allowance for Doubtful Receivables

We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables.  The allowance for doubtful receivables amounted to $23.9 million and $20.0 million as of December 31, 2011 and 2010, respectively.  The amount of the allowance is based on the age of unpaid accounts, information about the customer’s creditworthiness and other relevant information.  The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known.  In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts.  These percentages are based on our collection experience and are periodically evaluated.  A significant change in the level of uncollectible accounts would have a material effect on our results of operations.

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

Goodwill and Other Intangible Assets

Our consolidated goodwill at December 31, 2011 was $25.4 and other intangible assets were $33.3.

We follow FASB guidance for business combinations and goodwill and other intangible assets, which specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.  Under the guidance, goodwill is not amortized but is tested for impairment at least annually. Furthermore, goodwill is allocated to reporting units for purposes of the annual impairment test.  Our impairment tests require us to make assumptions and judgments regarding the estimated fair value of our reporting units, which include goodwill and other intangible assets.

We complete our annual impairment tests of existing goodwill during the fourth quarter of each year.  These tests involve the use of estimates related to the fair value of the goodwill reporting unit and require a significant degree of management judgment and the use of subjective assumptions.  Certain interim impairment tests are also performed during interim periods when potential impairment indicators exist or other changes in our business occur.

Fair value is estimated using the income and market approaches for our goodwill reporting units.  Use of the income and market approaches for our goodwill impairment test reflects our view that both valuation methodologies provide a reasonable estimate of fair value.

The income approach is developed using assumptions about future revenue, expenses and net income derived from our internal planning process.  These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted average cost of capital.  Market valuations are based on observed multiples of certain measures including membership, revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) and include market comparisons to publicly traded companies in our industry.

While we believe we have appropriately allocated the purchase price of our acquisitions, this allocation requires many assumptions to be made regarding the fair value of assets and liabilities acquired.  In addition, estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used.  If estimated fair values are less than the carrying values of the reporting unit or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record impairment losses against future income.

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

In June 2011, the FASB issued guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011.  The FASB issued updated guidance temporarily eliminating the presentation requirements for reclassification adjustments, while the Board considers certain operational concerns about these requirements after several concerns were raised about undue complexity within the income statement, potentially compromising clarity of financial statements.  We do not expect the adoption of this guidance to have an impact on our financial position or results of operations.

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

In October 2010, the FASB issued guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  This guidance specifies that the following costs incurred in the acquisition of new and renewal contracts should be capitalized: (1) Incremental direct costs of contract acquisition. Incremental direct costs are those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred.  (2) Certain costs related directly to the following acquisition activities performed by the insurer for the contract: a. Underwriting, b. Policy issuance and processing, c. Medical and inspection, and d. Sales force contract selling.  Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs— Capitalized Advertising Costs, are met.  This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011.  We are currently in the process of completing our evaluation of the adoption of this standard.  However, based in a preliminary evaluation of the effect of  the adoption of this guidance we do not expect to have a significant impact on our financial position or results of operations as a result of the adoption.

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued that had or are expected to have a material impact on our financial position, operating results or disclosures.

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

Our investment portfolio is predominantly comprised of obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of state and political subdivisions, obligations of the Commonwealth of Puerto Rico, municipal securities and obligations of U.S. states and its political subdivisions and obligations from U.S. and Puerto Rican government instrumentalities.  These investments comprised approximately 75.2% of the total portfolio value as of December 31, 2011, of which 25.2% consisted of U. S. agency-backed mortgage backed securities and collateralized mortgage obligations.  The remaining balance of the investment portfolio consists of mutual funds, investments in local stocks from well-known financial institutions and investments in corporate bonds.

We use a sensitivity analysis to measure the market risk related to our holdings of invested assets and other financial instruments.  This analysis estimates the potential changes in fair value of the instruments subject to market risk.  This sensitivity analysis is an estimate and should not be viewed as predictive of our future financial performance.  Our actual losses in any particular year could exceed the amounts indicated in the following paragraphs.  Limitations related to this sensitivity analysis include:

●	the market risk information is limited by the assumptions and parameters established in creating the related sensitivity analysis, including the impact of prepayment rates on mortgages; and

●	the model assumes that the composition of assets and liabilities remains unchanged throughout the year.

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

Risk Measurement

Trading Portfolio

Our trading securities at December 31, 2010 are a source of market risk.  As of December 31, 2010, our trading portfolio was comprised of investments in publicly-traded common stocks.  The securities in the trading portfolio are believed by management to be high quality and are diversified across industries and readily marketable.  Trading securities are recorded at fair value, and changes in fair value are included in operations.  The fair value of the investments in trading securities is exposed to equity price risk. Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2010 the hypothetical loss in the fair value of these investments would have been approximately $5.1 million.  The trading portfolio was sold during this period.

Other than Trading Portfolio

Our available-for-sale and held-to-maturity securities are also a source of market risk.  As of December 31, 2011 approximately 87.3% and 100.0% of our investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed income securities.  The remaining balance of the available-for-sale portfolio is comprised of equity securities.  Available-for-sale securities are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized.  Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.  The fair value of the investments in the other-than-trading portfolio is exposed to both interest rate risk and equity price risk.

Interest Rate Risk

We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies.  From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200 and 300 basis point rate shifts.  Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths.  Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc.  Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available.  The following table sets forth the result of this analysis for the years ended December 31, 2011 and 2010.

(Dollar amounts in millions)
	Expected	Amount of	%
Change in Interest Rates	Fair Value	Decrease	Change

December 31, 2011:
Base Scenario	$1,003.1
+100bp	949.6	(53.5)	(5.3)%
+200bp	896.9	(106.2)	(10.6)%
+300bp	843.6	(159.5)	(15.9)%
December 31, 2010:
Base Scenario	$991.6
+100bp	940.4	(51.2)	(5.2)%
+200bp	886.1	(105.5)	(10.6)%
+300bp	836.5	(155.1)	(15.6)%

We believe that an interest rate shift in a 12-month period of 100 basis points represents a moderately adverse outcome, while a 200 basis point shift is significantly adverse and a 300 basis point shift is unlikely given historical precedents.  Although we classify 98.6% of our fixed income securities as available-for-sale, our cash flows and the intermediate duration of our investment portfolio should allow us to hold securities until maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.

Equity Price Risk

Our equity securities in the available-for-sale portfolio are comprised primarily of stock of several Puerto Rican financial institutions and mutual funds.  Assuming an immediate decrease of 10% in the market value of these securities as of December 31, 2011 and 2010, the hypothetical loss in the fair value of these investments would have been approximately $14.4 million and $5.2 million, respectively.

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

We have invested in a hybrid instrument, including a derivative component, with a market value of approximately $10.0 million and $10.6 million as of December 31, 2011 and 2010 in order to diversify our investment in securities and participate in foreign stock markets.

In 2005, we invested in $5.0 million in each of two structured note agreements, under which the interest income received is linked to the performance of the Dow Jones Euro STOXX 50 and Nikkei 225 Equity Indices (the Indices).  Under these agreements the principal invested by us is protected, the only amount that varies according to the performance of the Indices is the interest to be received upon the maturity of the instruments.  Should the Indices experience a negative performance during the holding period of the structured notes, no interest will be received and no amount will be paid to the issuer of the structured notes.  The contingent interest payment component within the structured note agreements meets the definition of an embedded derivative.  In accordance with current accounting guidance the embedded derivative component of the structured note is separated from the structured notes and accounted for separately as a derivative instrument.  The derivative component of the structured notes exposes us to credit risk and market risk.  We minimize credit risk by entering into transactions with counterparties that we believe to be high-quality based on their credit ratings.  The market risk is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.  As of December 31, 2011 the fair value of the derivative component of the structure notes are not significant since maturity date will be on May 2012, and the value is near at par value.  The fair value as of December 31, 2010 was $0.7 million.  Assuming an immediate decrease of 10% in the period-end Indices as of December 31, 2011 and 2010, the hypothetical loss in the estimated fair value of the derivative component of the structured notes would have been approximately $0.1 million.  The investment component of the structured notes, which had a fair value of $10.0 million and $9.9 million as of December 31, 2011 and 2010, respectively, is accounted for as a held-to-maturity debt security and is included within “investment in securities” in the consolidated balance sheet and its risk measurement is evaluated along the other investments in “— Other Than Trading Portfolio” above.

Item 8.   Financial Statements and Supplementary Data

Financial Statements

For our audited consolidated financial statements as of December 31, 2011 and 2010 and for each of the three years ended December 31, 2011 see Index to financial statements in “Item 15.   Exhibits and Financial Statements Schedules” to this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	2011
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$485,271	$509,843	$525,371	$533,983	$2,054,468
Administrative service fees	6,595	6,962	5,210	19,692	38,459
Net investment income	11,798	12,654	12,061	11,713	48,226
Total operating revenues	503,664	529,459	542,642	565,388	2,141,153
Net realized investment gains	5,893	6,995	5,569	140	18,597
Net unrealized investment losses on trading securities	(1,141)	(119)	(6,007)	-	(7,267)
Other (loss) income, net	14	466	(169)	405	716
Total revenues	508,430	536,801	542,035	565,933	2,153,199
Benefits and expenses
Claims incurred	402,573	427,941	442,399	443,341	1,716,254
Operating expenses	82,711	85,882	83,623	95,374	347,590
Total operating costs	485,284	513,823	526,022	538,715	2,063,844
Interest expense	3,127	2,957	2,499	2,272	10,855
Total benefits and expenses	488,411	516,780	528,521	540,987	2,074,699
Income before taxes	20,019	20,021	13,514	24,946	78,500
Income tax expense (benefit)
Current	(153)	2,147	1,161	3,537	6,692
Deferred	9,802	788	740	2,442	13,772
Total income taxes	9,649	2,935	1,901	5,979	20,464
Net income	$10,370	$17,086	$11,613	$18,967	$58,036
Basic net income per share	$0.36	$0.59	$0.40	$0.67	$2.02
Diluted net income per share	$0.36	$0.59	$0.40	$0.67	$2.01

During the three months ended December 31, 2011, we recorded certain out-of-period adjustments that affected our consolidated results of operations of each of the previous three quarters as well as those of our Managed Care segment, related to the distribution of premium revenue within our businesses, the accounting of pharmacy rebates and the effect of considering certain claims paid data in the estimation of claim liabilities.  The effect of these out-of-period adjustments in previous periods were the following:

●	The consolidated and Managed Care premiums would have increased by $0.4 million and $1.6 million during the three months ended March 31, 2011 and June 30, 2011, respectively.

●
The consolidated and Managed Care claims incurred would have increased by $2.4 million during the three months ended March 31, 2011 and decreased by $0.7 and $1.8 million during the three months ended June 30, 2011 and September 30, 2011, respectively.

As a result of these out-of-period adjustments the consolidated income before tax was overstated by $2.0 million during the three months ended March 31, 2011 and understated by $2.3 million and $1.8 million during the three months ended June 30, 2011 and September 30, 2011, respectively.

We assessed the impact of the adjustments needed to account for these errors in their appropriate periods and concluded that recording these adjustment in the consolidated results of operations in the three months ended December 31, 2011, rather than restating the quarters affected, was quantitatively and qualitatively not material to the results of operations, financial position, or cash flows corresponding to each of the quarters that comprise the year ended December 31, 2011.  These out-of-period adjustments involve only reported quarterly results and, because they were corrected during the last quarter of the year, have no effect on the results of operations, financial position and cash flows for the year ended December 31, 2011.

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

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, management, under the supervision and with the participation of the chief executive officer and corporate controller, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” as of the end of this period (as such term is defined under Exchange Act Rule 13a-15(e)).  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and corporate controller, to allow timely decisions regarding required disclosures.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, our chief executive officer and corporate controller have concluded that as of December 31, 2011, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to a reasonable level of assurance.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of “internal control over financial reporting,” as defined under Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s chief executive officer and corporate controller, and conducted by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”) , and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision and with the participation of the chief executive officer and corporate controller, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.

Management has excluded Socios Mayores en Salud Holdings, Inc. and its subsidiaries, the indirect parent company of American Health, Inc. (from now on referred to as “AH”) from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011.  AH is a wholly-owned subsidiary whose total assets and total revenues represent 9% and 20%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 15.   Exhibits and Financial Statements Schedules

Financial Statements and Schedules

Financial Statements	Description

F-1	Reports of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2011 and 2010

F-3	Consolidated Statements of Earnings for the years ended December 31, 2011, 2010 and 2009

F-4	Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

F-5	Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

F-7	Notes to Consolidated Financial Statements – December 31, 2011, 2010 and 2009

Financial Statements Schedules	Description

S-1	Schedule II – Condensed Financial Information of the Registrant

S-2	Schedule III – Supplementary Insurance Information

S-3	Schedule IV – Reinsurance

S-4	Schedule V – Valuation and Qualifying Accounts

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

3(ii)	Amended and Restated Bylaws of Triple-S Management Corporation (incorporated herein by reference to Exhibit 3.1 to TSM’s Current Report on Form 8-K filed on June 11, 2010 (File No. 001-33865)).

Exhibits	Description

10.1
Agreement between the Puerto Rico Health Insurance Administration and TSS to administer the provision of the physical health component of the miSalud program in designated service regions (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K filed on October 24, 2012 (File No. 001-33865)).

10.2
Amendment to the Medicare Platino Contract (Medicare Wraparound) between the Puerto Rico Health Insurance Administration and TSS for the provision of wraparound coverage to health insurance dual-eligible population until December 31, 2011 (incorporated herein by reference to Exhibit 10.4 to TSM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-33865)).

10.3	Federal Employees Health Benefits Contract (incorporated herein by reference to Exhibit 10.5 to TSM's General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.4
Credit Agreement with FirstBank Puerto Rico in the amount of $41,000,000 (incorporated herein by reference to Exhibit 10.6 to TSM's General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.5
Credit Agreement with FirstBank Puerto Rico in the amount of $20,000,000 (incorporated herein by reference to Exhibit 10.7 to TSM's General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.6	Non-Contributory Retirement Program (incorporated herein by reference to Exhibit 10.8 to TSM's General Form of Registration of Securities on Form 10 (File No. 001-33865)).

10.7
Blue Shield License Agreement by and between BCBSA and TSM, including revisions, if any, adopted by Member Plans through the November 19, 2009 meeting (incorporated herein by reference to Exhibit 10.11 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-33865)).

10.8
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

10.14	TSM 2007 Incentive Plan, dated October 16, 2007 (incorporated herein by reference to Exhibit C to TSM’s 2007 Proxy Statement (File No. 001-33865)).

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

21*	List of Subsidiaries of TSM.

23.1*	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Corporate Controller required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

Exhibits	Description

32.2*	Certification of the Corporate Controller required pursuant to 18 U.S. Section 1350.

99.1	Incentive Compensation Recoupment Policy.

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

Triple-S Management Corporation
Registrant

By:	/s/Ramón M. Ruiz-Comas	Date:	March 14, 2012
Ramón M. Ruiz-Comas
President and Chief Executive Officer

By:	/s/ Liliana Rivera-Corcino	Date:	March 14, 2012
Liliana Rivera-Corcino
Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez	Date:	March 14, 2012
Luis A. Clavell-Rodríguez
Director and Chairman of the Board

By:	/s/ Vicente J. León-Irizarry	Date:	March 14, 2012
Vicente J. León-Irizarry
Director and Vice-Chairman of the Board

By:	/s/ Jesús R. Sánchez-Colón	Date:	March 14, 2012
Jesús R. Sánchez-Colón
Director and Assistant Secretary of the Board

By:	/s/ Adamina Soto-Martínez	Date:	March 14, 2012
Adamina Soto-Martínez
Director

By:	/s/ Carmen Ana Culpeper-Ramírez	Date:	March 14, 2012
Carmen Ana Culpeper-Ramírez
Director

By:	/s/ Jorge L. Fuentes-Benejam	Date:	March 14, 2012
Jorge L. Fuentes-Benejam
Director

By:	/s/ Antonio F. Faría-Soto	Date:	March 14, 2012
Antonio F. Faría-Soto
Director

By:	/s/ Manuel Figueroa-Collazo	Date:	March 14, 2012
Manuel Figueroa-Collazo
Director

By:	/s/ Jaime Morgan-Stubbe	Date:	March 14, 2012
Jaime Morgan-Stubbe
Director

By:	/s/ Juan E. Rodríguez-Díaz	Date:	March 14, 2012
Juan E. Rodríguez-Díaz
Director

By:	/s/ Francisco J. Toñarely-Barreto	Date:	March 14, 2012
Francisco J. Toñarely-Barreto
Director

Triple-S Management Corporation
Consolidated Financial Statements
December 31, 2011, 2010, and 2009

Page(s)

Reports of Independent Registered Public Accounting Firm.	1

Consolidated Financial Statements

Consolidated Balance Sheets	3

Consolidated Statements of Earnings	4

Consolidated Statements of Stockholders’ Equity and Comprehensive Income	5

Consolidated Statements of Cash Flows	6

Notes to Consolidated Financial Statements	8–63

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triple-S Management Corporation

In our opinion, the consolidated financial statement listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of Triple-S Management Corporation and its subsidiaries (the Company) at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the  index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Socios Mayores en Salud Holdings, Inc. and its subsidiaries ("American Health") from its assessment of internal control over financial reporting as of December 31, 2011 because it was acquired by the Company in a purchase business combination during 2011.  We have also excluded American Health from our audit of internal control over financial reporting. American Health is a wholly-owned subsidiary whose total assets and total revenue represent 9% and 20%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/ PricewaterhouseCoopers LLP

San Juan, Puerto Rico
March 14, 2012

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2013
Stamp E16126 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

Triple-S Management Corporation
Consolidated Balance Sheets
December 31, 2011 and 2010
(dollar amounts in thousands, except per share data)

Assets	2011	2010
Investments and cash
Equity securities held for trading, at fair value (cost of $43,832 in 2010)	$-	$51,099
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $913,555 in 2011 and $947,957 in 2010)	988,894	977,586
Equity securities (cost of $138,167 in 2011 and $42,750 in 2010)	144,408	51,507
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $14,252 in 2011 and $15,424 in 2010)	13,684	14,615
Policy loans	6,307	5,887
Cash and cash equivalents	71,834	45,021
Total investments and cash	1,225,127	1,145,715
Premium and other receivables, net	287,184	325,780
Deferred policy acquisition costs and value of business acquired	155,788	146,086
Property and equipment, net	81,872	76,745
Deferred tax asset	28,707	29,445
Goodwill	25,397	426
Other assets	76,502	35,173
Total assets	$1,880,577	$1,759,370
Liabilities and Stockholders’ Equity
Claim liabilities	391,259	360,210
Liability for future policy benefits	254,194	236,523
Unearned premiums	94,772	98,341
Policyholder deposits	76,753	49,936
Liability to Federal Employees’ Health Benefits Program	19,051	15,018
Accounts payable and accrued liabilities	151,052	136,567
Deferred tax liability	24,603	12,655
Short term borrowings	-	15,575
Long term borrowings	114,387	166,027
Liability for pension benefits	77,547	51,246
Total liabilities	1,203,618	1,142,098

Commitments and contingencies

Stockholders’ equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at December 31, 2011 and 2010	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 19,321,524 and 19,772,614 shares at December 31, 2011 and 2010, respectively	19,322	19,773
Additional paid-in capital	144,302	155,299
Retained earnings	485,729	427,693
Accumulated other comprehensive income, net	18,563	5,464
Total stockholders' equity	676,959	617,272

Total liabilities and stockholders’ equity	$1,880,577	$1,759,370

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Earnings
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

	2011	2010	2009
Revenues
Premiums earned, net	$2,054,468	$1,901,100	$1,869,084
Administrative service fees	38,459	39,546	48,643
Net investment income	48,226	49,145	52,136
Total operating revenues	2,141,153	1,989,791	1,969,863
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(257)	(2,997)	(7,118)
Net realized gains, excluding other-than-temporary impairment losses on securities	18,854	5,529	7,732
Total net realized investment gains	18,597	2,532	614

Net unrealized investment gains (losses) on trading securities	(7,267)	5,433	10,497
Other income, net	716	889	1,237
Total revenues	2,153,199	1,998,645	1,982,211
Benefits and expenses
Claims incurred	1,716,254	1,596,789	1,605,872
Operating expenses	347,590	304,995	279,418
Total operating costs	2,063,844	1,901,784	1,885,290
Interest expense	10,855	12,658	13,270
Total benefits and expenses	2,074,699	1,914,442	1,898,560
Income before taxes	78,500	84,203	83,651
Income tax expense (benefit):
Current	6,594	14,348	19,197
Deferred	13,870	3,054	(4,326)
Total income taxes	20,464	17,402	14,871
Net income	$58,036	$66,801	$68,780
Basic net income per share	$2.02	$2.30	$2.33
Diluted net income per share	$2.01	$2.28	$2.33

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity and Comprehensive Income
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity

Balance, December 31, 2008	$9,043	$22,105	$179,504	$292,112	$(17,665)	$485,099
Share-based compensation	-	-	3,897	-	-	3,897
Grant of restricted Class B common stock	-	27	-	-	-	27
Repurchase and retirement of common stock	-	(2,022)	(24,098)	-	-	(26,120)
Comprehensive income
Net income	-	-	-	68,780	-	68,780
Net unrealized change in fair value of available for sale securities	-	-	-	-	3,539	3,539
Defined benefit pension plan
Prior service credit, net	-	-	-	-	(273)	(273)
Actuarial gain	-	-	-	-	2,823	2,823
Total comprehensive income						74,869
Balance, December 31, 2009	9,043	20,110	159,303	360,892	(11,576)	537,772
Share-based compensation	-	-	1,878	-	-	1,878
Grant of restricted Class B common stock	-	16	-	-	-	16
Repurchase and retirement of common stock	-	(353)	(5,882)	-	-	(6,235)
Comprehensive income
Net income	-	-	-	66,801	-	66,801
Net unrealized change in fair value of available for sale securities	-	-	-	-	23,602	23,602
Defined benefit pension plan
Prior service credit, net	-	-	-	-	(265)	(265)
Actuarial loss	-	-	-	-	(6,297)	(6,297)
Total comprehensive income						83,841
Balance, December 31, 2010	9,043	19,773	155,299	427,693	5,464	617,272
Share-based compensation	-	173	1,899	-	-	2,072
Cash settlement of options under share-based compensation plan	-	-	(2,420)	-	-	(2,420)
Stock issued upon exercise of stock options	-	88	1,191			1,279
Repurchase and retirement of common stock	-	(712)	(11,667)	-	-	(12,379)
Comprehensive income
Net income	-	-	-	58,036	-	58,036
Net unrealized change in fair value of available for sale securities	-	-	-	-	35,394	35,394
Defined benefit pension plan
Prior service credit, net	-	-	-	-	(304)	(304)
Actuarial loss	-	-	-	-	(21,991)	(21,991)
Total comprehensive income						71,135
Balance, December 31, 2011	$9,043	$19,322	$144,302	$485,729	$18,563	$676,959
The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Cash Flows
December 31, 2011, 2010 and 2009

(dollar amounts in thousands, except per share data)

	2011	2010	2009
Cash flows from operating activities
Net income	$58,036	$66,801	$68,780
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,229	15,500	9,643
Net amortization of investments	3,912	4,511	744
Provision (reversal of provision) for doubtful receivables	7,837	(5,200)	10,489
Deferred tax expense (benefit)	13,870	3,054	(4,326)
Net realized investment gains	(18,597)	(2,532)	(614)
Net unrealized (gains) losses on trading securities	7,267	(5,433)	(10,497)
Share-based compensation	2,072	1,894	3,924
Proceeds from trading securities sold
Equity securities	53,066	4,871	4,240
Acquisition of securities in trading portfolio
Equity securities	(2,764)	(6,506)	(6,132)
Gain (loss) on sale of property and equipment	(13)	6	-
(Increase) decrease in assets
Premium and other receivables, net	54,622	(47,648)	(46,263)
Deferred policy acquisition costs and value of business acquired	(9,702)	(6,169)	(13,570)
Other deferred taxes	71	6,658	900
Other assets	(18,245)	5,223	(1,593)
Increase (decrease) in liabilities
Claim liabilities	(11,998)	(236)	36,736
Liability for future policy benefits	17,671	13,904	15,074
Unearned premiums	(4,288)	(10,001)	(1,799)
Policyholder deposits	1,554	733	1,665
Liability to FEHBP	4,033	2,016	1,845
Accounts payable and accrued liabilities	(18,106)	(3,790)	3,339
Net cash provided by operating activities	162,527	37,656	72,585

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation and Subsidiaries
Consolidated Statements of Cash Flows
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

	2011	2010	2009
Cash flows from investing activities
Proceeds from investments sold or matured
Securities available for sale
Fixed maturities sold	$240,034	$121,968	$241,368
Fixed maturities matured	104,728	175,483	189,144
Equity securities sold	38,022	41,802	9,877
Securities held to maturity
Fixed maturities matured	1,941	2,587	7,819
Acquisition of investments
Securities available for sale
Fixed maturities	(265,356)	(337,569)	(459,705)
Equity securities	(129,328)	(21,957)	(3,684)
Securities held to maturity
Fixed maturities	(755)	(1,050)	(1,502)
Other investments	(2,500)	(5,000)	-
Net (disbursements) repayment for policy loans	(420)	53	(489)
Acquisition of business, net of $30,070 of cash acquired	(54,680)	-	-
Net capital expenditures	(16,337)	(19,222)	(18,706)
Net cash used in investing activities	(84,651)	(42,905)	(35,878)
Cash flows from financing activities
Repurchase and retirement of common stock	(11,289)	(6,235)	(32,355)
Cash settlement of stock options	(2,420)	-	-
Proceeds from exercise of stock options	189	-	-
Change in outstanding checks in excess of bank balances	4,409	281	(5,645)
Repayments of long-term borrowings	(51,640)	(26,367)	(1,640)
Net change in short-term borrowings	(15,575)	15,575	-
Proceeds from long-term borrowings	-	25,000	-
Proceeds from annuity contracts	31,809	10,691	4,307
Surrenders of annuity contracts	(6,546)	(9,051)	(7,093)
Net cash provided by (used in) financing activities	(51,063)	9,894	(42,426)
Net increase (decrease) in cash and cash equivalents	26,813	4,645	(5,719)
Cash and cash equivalents
Beginning of year	45,021	40,376	46,095
End of year	$71,834	$45,021	$40,376

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

1.	Nature of Business

Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries that are subject to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance): (1) Triple-S Salud, Inc. (TSS) and Socios Mayores en Salud Holdings, Inc. (from now on referred as American Health or AH), managed care organizations that provide health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations; (2) Triple-S Vida, Inc. (TSV), which is engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (3)  Triple-S Propiedad, Inc. (TSP), which is engaged in the underwriting of property and casualty insurance policies.  The Company and TSS are members of the Blue Cross and Blue Shield Association (BCBSA).

Effective February 7, 2011, the Company through its subsidiary TSS, completed the acquisition of 100% of the outstanding capital stock of AH, a provider of Medicare Advantage services to over 40,000 dual and non-dual eligible members in Puerto Rico.  After this acquisition the Company expects to be better positioned for continued growth in the Medicare Advantage business.  The results of operations and financial condition of AH are included in the accompanying consolidated financial statements for the period following the effective date of the acquisition.

The Company also has two other wholly owned subsidiaries, Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TC).  ISI is mainly engaged in providing data processing services to the Company and its subsidiaries.  TC is engaged as a third-party administrator for TSS in the administration of the Commonwealth of Puerto Rico Health Insurance Plan (Similar to Medicaid) (Medicaid) business.  Also, TC provides healthcare advisory services to TSS and other health insurance-related services to the health insurance industry.

The contract with the Commonwealth of Puerto Rico (the government of Puerto Rico) that allowed us to provide services to Medicaid enrollees, expired by its own terms on September 30, 2010, thus we ceased providing services to these enrollees effective October 1st, 2010.  On October 17, 2011, TSS entered into a new contract with the government of Puerto Rico, effective November 1st, 2011, to administer the provision of the physical health component of the miSalud program (similar to Medicaid) in designated service regions in Puerto Rico. TSS receives a monthly per-member, per-month administrative fee for its services and does not bear the insurance risk of the program.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
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

Reclassifications
Certain amounts in the 2010 consolidated financial statements were reclassified to conform to the 2011 presentation.

Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  Cash equivalents of $13,003 and $626 at December 31, 2011 and 2010, respectively, consist principally of obligations of government-sponsored enterprises and certificates of deposit with an initial term of less than three months.

Investments
Investment in securities at December 31, 2011 and 2010 consists mainly of obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, obligations of states of the United States and political subdivisions of the states, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and equity securities.  The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Securities classified as held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity.  All other securities not included in trading or held to maturity are classified as available for sale.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
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

Prescription drug coverage is offered to Medicare eligible beneficiaries as part of MA plans (MA-PD) and on a stand-alone basis (stand-alone PDP).  Premiums are based on a bid contract with CMS that considers the estimated costs of providing prescription drug benefits to enrolled participants.  MA-PD and stand-alone PDP premiums are subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug costs included in the bids to CMS to actual prescription drug costs.  Variances exceeding certain thresholds may result in CMS making additional payments or in CMS requesting a refund for a portion of the premiums collected.  The Company estimates and records adjustments to earned premiums related to estimated risk corridor payments based upon actual prescription drug costs for each reporting period as if the annual contract were to end at the end of each reporting period.

Administrative service fees include revenue from certain groups which has managed care contracts that provide for the group to be at risk for all or a portion of their claims experience.  For these groups, the Company is not at risk and only handles the administration of the insurance coverage for an administrative service fee.  The Company pays claims under commercial self-funded arrangements from its own funds, and subsequently receives reimbursement from these groups.  The claims related to the administration of the Medicaid (miSalud) business are paid from a bank account owned and funded by the government of Puerto Rico.  Claims paid under self-funded arrangements are excluded from the claims incurred in the accompanying consolidated financial statements.  Administrative service fees under the self-funded arrangements are recognized based on the group’s membership or incurred claims for the period multiplied by an administrative fee rate plus other fees.  In addition, some of these self-funded groups purchase aggregate and/or specific stop-loss coverage.  In exchange for a premium, the group’s aggregate liability or the group’s liability on any one episode of care is capped for the year.  Premiums for the stop-loss coverage are actuarially determined based on experience and other factors and are recorded as earned over the period of the contract in proportion to the coverage provided.  This fully insured portion of premiums is included within the premiums earned, net in the accompanying consolidated statements of earnings.  The Medicaid contract with the Government of Puerto Rico that expired in 2010 contained a savings-sharing provision whereby the Government of Puerto Rico shared with TSS a portion of the medical cost savings obtained with the administration of the region served on an administrative service basis.  Any savings-sharing amount is recorded when earned as administrative service fees in the accompanying consolidated statements of earnings.  The Medicaid contract that became effective in 2011 does not contain savings-sharing provisions.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

In the life and accident and health business deferred acquisition costs consist of commissions and certain expenses related to the production of life, annuity, accident and health, and credit business.  In the event that future premiums, in combination with policyholder reserves and anticipated investment income, could not provide for all future maintenance and settlement expenses, the amount of deferred policy acquisition costs would be reduced to provide for such amount.  The related amortization is provided over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies.  Interest is considered in the amortization of deferred policy acquisition cost and value of business acquired.  For these contracts interest is considered at a level rate at the time of issue of each contract, from 5.4% to 5.65% for 2011 and 5.4% for 2010 and 2009, and, in the case of the value of business acquired, at the time of any acquisition.  For certain other long-duration contracts, deferred amounts are amortized at historical and forecasted credited interest rates.  Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits.  The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated net realizable value.  In determining estimated net realizable value, the computations give effect to the premiums to be earned, related investment income, losses and loss-adjustment expenses, and certain other costs expected to be incurred as the premium is earned.  Costs deferred on universal life and interest sensitive products are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, expenses and surrender charges.  Estimates used are based on the Company’s experience as adjusted to provide for possible adverse deviations.  These estimates are periodically reviewed and compared with actual experience.  When it is determined that future expected experience differs significantly from that assumed, the estimates are revised for current and future issues.

The value assigned to the life insurance in-force at the date of the acquisition is amortized using methods similar to those used to amortize the deferred policy acquisition costs of the life and accident and health business.

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

Asset Category	Estimated Useful Life

Buildings	20 to 50 years
Building improvements	3 to 5 years
Leasehold improvements	Shorter of estimated useful
life or lease term
Office furniture	5 years
Computer software	3 to 10 years
Computer equipment, equipment,
and automobiles	3 years

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

Software Development Costs
Costs related to software developed or obtained for internal use that is incurred in the preliminary project stage are expensed as incurred.  Once capitalization criteria are met, directly attributable development costs are capitalized and amortized over the expected useful life of the software.  Upgrade and maintenance costs are expensed as incurred.  During the year ended December 31, 2011 and 2010 the Company capitalized approximately $7,633 and $11,647 associated with the implementation of new software.

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

The Company contracts with various independent practice associations (IPAs) for certain medical care services provided to some policies subscribers.  The IPAs are compensated on a capitation basis.  In the Medicaid business and certain MA policies, a portion of the capitation payments is retained to provide for incurred but not reported losses.  At December 31, 2011 and 2010, total withholdings and capitation payable amounted to $21,595 and $22,428, respectively, which are recorded as part of the claim liabilities in the accompanying consolidated balance sheets.

Claim liabilities include unpaid claims and loss-adjustment expenses of the life and accident and health business based on a case-basis estimate for reported claims, and on estimates, based on experience, for unreported claims and loss-adjustment expenses.  The liability for policy and contract claims and claims expenses has been established to cover the estimated net cost of insured claims.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

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

Future Policy Benefits
The liability for future policy benefits has been computed using the level-premium method based on estimated future investment yield, mortality, morbidity and withdrawal experience.  The interest rate assumption ranges between 5.0% and 5.75% for all years in issue.  Mortality has been calculated principally on select and ultimate tables in common usage in the industry.  Withdrawals have been determined principally based on industry tables, modified by Company’s experience.

Policyholder Deposits
Amounts received for annuity contracts are considered deposits and recorded as a liability along with the accrued interest and reduced for charges and withdrawals.  Interest incurred on such deposits, which amounted to $2,003, $1,688, and $1,665, during the years ended December 31, 2011, 2010, and 2009, respectively, is recorded as interest expense in the accompanying consolidated statements of earnings.

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

Premiums ceded and recoveries of losses and loss-adjustment expenses have been reported as a reduction of premiums earned and losses and loss-adjustment expenses incurred, respectively.  Property and casualty commission and expense allowances received in connection with reinsurance ceded have been accounted for as a reduction of the related policy acquisition costs and are deferred and amortized accordingly.  Amounts recoverable from reinsurers are estimated in a manner consistent with the claim liability associated with the reinsured policy.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

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

The holding company within the AH group of companies is a U.S.-based company that does not record a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in Puerto Rico corporations to the extent that the basis difference results from outside basis difference created as a result of the business combination and earnings that meet the indefinite reversal criteria. The indefinite reversal criteria is met if the Puerto Rico subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings intended to be maintained in Puerto Rico corporations takes into account items including, but is not limited to, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans as well as expected cash requirements in the U.S. or in other Puerto Rico subsidiaries from the U.S.-based company.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

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

Fair values of available-for-sale fixed maturity securities are based on quoted market prices, where available. These fair values are obtained primarily from third party pricing services, which generally use Level I or Level II inputs for the determination of fair value to facilitate fair value measurements and disclosures. U.S. Treasury securities and obligations of U.S. government instrumentalities represent Level I securities, while Level II securities primarily include Obligations of government-sponsored enterprises, Obligations of the Commonwealth of Puerto Rico and its instrumentalities, Municipal securities, Corporate bonds, Residential agency mortgage-backed securities and Collateralized mortgage obligations. For securities not actively traded, the third party pricing services may use quoted market prices of comparable instruments or discounted cash flow analyses, incorporating inputs that are currently observable in the markets for similar securities.

Fair values of equity securities are generally designated as Level I and are based on quoted market prices. For certain equity securities, primarily mutual funds, quoted market prices for the identical security are not always available and the fair value is determined by the fund manager at the end of each trading day.  These securities are designated Level II. We also have certain equity securities, including private equity investments, for which the fair value is estimated based on each security’s current condition and future cash flow projections. Such securities are designated Level III.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

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

f.	Short-term Borrowings

The carrying amount of securities sold under agreements to repurchase approximates fair value due to its short-term nature.

g.	Long-term Borrowings

The carrying amounts and fair value of the Company’s long-term borrowings are as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Loans payable to bank	19,387	19,387	21,027	21,027
6.3% senior unsecured notes payable	-	-	50,000	49,625
6.6% senior unsecured notes payable	35,000	34,475	35,000	34,388
6.7% senior unsecured notes payable	35,000	34,650	35,000	35,000
1.96% repurchase agreement	25,000	25,739	25,000	24,575
	$114,387	$114,251	$166,027	$164,615

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
December 31, 2011, 2010 and 2009
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

In June 2011, the FASB issued guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011. The FASB issued updated guidance temporarily eliminating the presentation requirements for reclassification adjustments, while the Board considers certain operational concerns about these requirements after several concerns were raised about undue complexity within the income statement, potentially compromising clarity of financial statements. We do not expect the adoption of this guidance to have an impact on our financial position or results of operations.

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
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

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

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued that could have a material impact on Company’s our financial position, operating results or financials statement disclosures.

In October 2010, the FASB issued guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  This guidance specifies that the following costs incurred in the acquisition of new and renewal contracts should be capitalized: (1) Incremental direct costs of contract acquisition. Incremental direct costs are those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred.  (2) Certain costs related directly to the following acquisition activities performed by the insurer for the contract: a. Underwriting, b. Policy issuance and processing, c. Medical and inspection, and d. Sales force contract selling.  Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs— Capitalized Advertising Costs, are met.  This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011.  We are currently in the process of completing our evaluation of the adoption impact of this standard.  However, based on a preliminary evaluation of the effect of the adoption of this guidance we do not expect to have a significant impact on our financial position or results of operations as a result of the adoption.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

3.	Investment in Securities

The amortized cost for debt and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for trading, available-for-sale, and held-to-maturity securities by major security type and class of security at December 31, 2011 and 2010 were as follows:

There were no trading securities as of December 31, 2011.

	2010
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Trading securities
Equity securities	$43,832	$10,738	$(3,471)	$51,099

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$75,429	$5,392	$-	$80,821
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,544	2,311	-	41,855
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	83,685	2,584	(10)	86,259
Municipal securities	394,201	40,094	(116)	434,179
Corporate bonds	109,024	20,268	(148)	129,144
Residential mortgage-backed securities	8,367	748	-	9,115
Collateralized mortgage obligations	203,305	4,586	(370)	207,521
Total fixed maturities	913,555	75,983	(644)	988,894
Equity securities
Common stocks	66	3,257	-	3,323
Preferred stocks	-	-	-	-
Perpetual preferred stocks	1,000	-	(101)	899
Mutual funds	137,101	5,453	(2,368)	140,186
Total equity securities	138,167	8,710	(2,469)	144,408
Total	$1,051,722	$84,693	$(3,113)	$1,133,302

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$124,735	$6,650	$-	$131,385
U.S. Treasury securities and obligations of U.S .government instrumentalities	47,427	5,451	-	52,878
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	117,519	3,115	(10)	120,624
Municipal securities	272,383	3,979	(2,798)	273,564
Corporate bonds	102,184	7,698	(250)	109,632
Residential mortgage-backed securities	12,560	801	(1)	13,360
Collateralized mortgage obligations	271,149	6,158	(1,164)	276,143
Total fixed maturities	947,957	33,852	(4,223)	977,586
Equity securities
Common stocks	901	3,430	-	4,331
Preferred stocks	4,298	68	(737)	3,629
Perpetual preferred stocks	1,000	-	(94)	906
Mutual funds	36,551	6,400	(310)	42,641
Total equity securities	42,750	9,898	(1,141)	51,507
Total	$990,707	$43,750	$(5,364)	$1,029,093

	2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity
Obligations of government-sponsored enterprises	$1,793	$173	$-	$1,966
U.S. Treasury securities and obligations of U.S. government instrumentalties	624	223	-	847
Corporate bonds	9,839	130	-	9,969
Residential mortgage-backed securities	479	42	-	521
Certificates of deposits	949	-	-	949
	$13,684	$568	$-	$14,252

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

	2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity
Obligations of government-sponsored enterprises	$1,793	$151	$-	$1,944
U.S. Treasury securities and obligations of U.S. government instrumentalties	1,478	203	-	1,681
Corporate bonds	9,443	414	-	9,857
Residential mortgage-backed securities	660	41	-	701
Certificates of deposits	1,241	-	-	1,241
	$14,615	$809	$-	$15,424

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2011 and 2010 were as follows:

	2011
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	$6,073	$(10)	3	$-	$-	-	$6,073	$(10)	3
Municipal securities	16,726	(116)	5	-	-	-	16,726	(116)	5
Corporate bonds	3,790	(85)	3	800	(63)	1	4,590	(148)	4
Collateralized mortgage obligations	29,813	(274)	7	1,611	(96)	1	31,424	(370)	8
Total fixed maturities	56,402	(485)	18	2,411	(159)	2	58,813	(644)	20
Equity securities
Perpetual preferred stocks	-	-	-	899	(101)	1	899	(101)	1
Mutual funds	37,943	(2,270)	18	1,917	(98)	1	39,860	(2,368)	19
Total equity securities	37,943	(2,270)	18	2,816	(199)	2	40,759	(2,469)	20
Total for securities available for sale	$94,345	$(2,755)	36	$5,227	$(358)	4	$99,572	$(3,113)	40

	2010
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	$2,483	$(10)	5	$-	$-	-	$2,483	$(10)	5
Municipal securities	105,280	(2,652)	53	692	(146)	1	105,972	(2,798)	54
Corporate bonds	5,828	(250)	3	-	-	-	5,828	(250)	3
Residential mortgage-backed securities	-	-	-	36	(1)	1	36	(1)	1
Collateralized mortgage obligations	77,417	(1,144)	12	1,953	(20)	1	79,370	(1,164)	13
Total fixed maturities	191,008	(4,056)	73	2,681	(167)	3	193,689	(4,223)	76
Equity securities
Preferred stocks	-	-	-	3,263	(737)	1	3,263	(737)	1
Perpetual preferred stocks	-	-	-	906	(94)	1	906	(94)	1
Mutual funds	2,337	(310)	2	-	-	-	2,337	(310)	2
Total equity securities	2,337	(310)	2	4,169	(831)	2	6,506	(1,141)	4
Total for securities available for sale	$193,345	$(4,366)	75	$6,850	$(998)	5	$200,195	$(5,364)	80

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(dollar amounts in thousands, except per share data)

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

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities and Municipal Securities:  The unrealized losses on the Company’s investments in obligations of states of the United States and political subdivisions of the states, and in obligations of the Commonwealth of Puerto Rico and its instrumentalities were mainly caused by fluctuations in interest rate and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, most of these investments have investment grade ratings.   Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

Corporate Bonds:  The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions.  All corporate bonds included in this table have investment grade ratings and, except for one position, have been in an unrealized position for less than three months.  Because the decline in estimated fair value is principally attributable to changes in interest rate; the Company does not intend to sell the investments and its is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Collateralized Mortgage Obligations:  The unrealized losses on investments in collateralized mortgage obligations (CMO’s) were caused by fluctuations in interest rates.  The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise.  The Company also has investments in private CMOs with amortized cost amounting to $12,234 and $5,785 in 2011 and 2010, respectively (fair value of $12,768 and $6,106, respectively).  Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss.  The investment grade credit rating of our securities reflects the seniority of the securities that the Company owns.  Because the decline in fair value is attributable to changes in interest rates and not credit quality; the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Perpetual Preferred Stocks:  Because this security has not experienced a significant fluctuation during the past year, the issuers’ capital ratios are above regulatory levels, the Company does not have the intent to sell the investment, and the Company has the intent and ability to hold the investments until a market price recovery, this investment is not considered other-than-temporarily impaired.

Mutual Funds:  The security that has been in an unrealized loss position more than twelve months has experienced an improvement in fair value during 2011.  All other funds have been in an unrealized loss position for less than twelve months.  These positions are not considered other-than-temporarily impaired because the Company does not have the intent to sell these investments, and the Company has the ability to hold the investments until a market price recovery.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

Maturities of investment securities classified as available for sale and held to maturity were as follows at December 31, 2011:

	Amortized Cost	Estimated Fair Value

Securities available for sale
Due in one year or less	$11,855	$12,024
Due after one year through five years	162,664	170,563
Due after five years through ten years	122,367	136,795
Due after ten years	404,997	452,876
Residential mortgage-backed securities	8,367	9,115
Collateralized mortgage obligations	203,305	207,521
	$913,555	$988,894
Securities held to maturity
Due in one year or less	$10,788	$10,918
Due after ten years	2,417	2,813
Residential mortgage-backed securities	479	521
	$13,684	$14,252

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $3,977 and $4,493 (fair value of $4,057 and $4,702) at December 31, 2011 and 2010, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code of the Commonwealth of Puerto Rico (the Insurance Code).  An instrument with an amortized cost of $565 as of December 31, 2010 (estimated fair value of $575 at December 31, 2010) that matured during the fiscal year 2011 was held by the Commissioner of Insurance and in process of reinvestment as of December 31, 2011.  Investment with an amortized cost of $500 (fair value of $500) at December 31, 2011 and 2010, was deposited with the Commissioner of Insurance of the Government of the U.S. Virgin Islands.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

Information regarding realized and unrealized gains and losses from investments for the years ended December 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009

Realized gains (losses)
Fixed maturity securities
Securities available for sale
Gross gains from sales	$11,190	$1,947	$5,323
Gross losses from sales	(258)	(505)	(4)
Gross losses from other-than-temporary impairments	-	(95)	(1,711)
Total fixed maturity securities	10,932	1,347	3,608
Equity securities
Trading securities:
Gross gains from sales	11,757	1,083	717
Gross losses from sales	(5,286)	(961)	(1,381)
	6,471	122	(664)
Securities available for sale
Gross gains from sales	3,730	5,051	3,468
Gross losses from sales	(2,279)	(1,086)	(391)
Gross losses from other-than-temporary impairments	(257)	(2,902)	(5,407)
	1,194	1,063	(2,330)
Total equity securities	7,665	1,185	(2,994)
Net realized gains (losses) on securities	$18,597	$2,532	$614

The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.

	2011	2010	2009

Changes in unrealized gains (losses)
Recognized in income
Equity securities – trading	$(7,267)	$5,433	$10,497
Recognized in accumulated other comprehensive income (loss)
Fixed maturities – available for sale	45,710	22,014	(406)
Equity securities – available for sale	(2,516)	5,599	4,583
	$43,194	$27,613	$4,177
Not recognized in the consolidated financial statements
Fixed maturities – held to maturity	$(241)	$113	$(614)

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

The deferred tax liability on unrealized gains recognized in accumulated other comprehensive income during the years 2011, 2010, and 2009 aggregated $(7,800), $(4,243), and $(638), respectively.

As of December 31, 2011 and 2010 no individual investment in securities exceeded 10% of stockholders’ equity.

4.	Net Investment Income

Components of net investment income were as follows:

	Years ended December 31
	2011	2010	2009

Fixed maturities	$43,388	$44,371	$46,285
Equity securities	3,238	3,452	4,077
Policy loans	450	441	411
Cash equivalents and interest-bearing deposits	399	197	577
Other	751	684	786
Total	$48,226	$49,145	$52,136

5.	Premium and Other Receivables, Net

Premium and other receivables, net as of December 31 were as follows:

	2011	2010

Premium	$105,177	$144,501
Self-funded group receivables	64,053	73,750
FEHBP	11,062	11,001
Agent balances	37,421	37,262
Accrued interest	10,788	9,781
Reinsurance recoverable	48,828	47,342
Other	33,721	22,177
	311,050	345,814
Less allowance for doubtful receivables:
Premium	14,299	13,106
Others	9,567	6,928
	23,866	20,034
Premium and other receivables, net	$287,184	$325,780

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

The movement of deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31, 2011, 2010, and 2009 is summarized as follows:

	DPAC	VOBA	Total

Balance, December 31, 2008	$69,243	$57,104	$126,347
Additions	55,632	-	55,632
VOBA interest at an average rate of 5.29%	-	3,066	3,066
Amortization	(35,923)	(9,205)	(45,128)
Net change	19,709	(6,139)	13,570
Balance, December 31, 2009	88,952	50,965	139,917
Additions	54,247	-	54,247
VOBA interest at an average rate of 5.24%	-	2,752	2,752
Amortization	(42,324)	(8,506)	(50,830)
Net change	11,923	(5,754)	6,169
Balance, December 31, 2010	100,875	45,211	146,086
Additions	53,843	-	53,843
VOBA interest at an average rate of 5.4%	-	2,441	2,441
Amortization	(39,378)	(7,204)	(46,582)
Net change	14,465	(4,763)	9,702
Balance, December 31, 2011	$115,340	$40,448	$155,788

The amortization expense of the deferred policy acquisition costs and value of business acquired is included within the operating expenses in the accompanying consolidated statement of earnings.

The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2012	$7,086
2013	5,861
2014	5,197
2015	4,587
2016	4,039

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

7.	Property and Equipment, Net

Property and equipment, net as of December 31 are composed of the following:

	2011	2010

Land	$7,309	$7,309
Buildings and leasehold improvements	48,715	45,472
Office furniture and equipment	16,115	14,401
Computer equipment and software	101,277	89,266
Automobiles	731	525
	174,147	156,973
Less accumulated depreciation and amortization	92,275	80,228
Property and equipment, net	$81,872	$76,745

8.	Intangible Asset

Intangible assets, included within other assets, at December 31, 2011 and 2010 consist of:

	2011	2010

Trade name	$5,491	$-
Membership base	41,188	11,562
Provider networks	1,681	-
Other	484	-
	48,844	11,562
Accumulated amortization	15,513	6,262
Intangible assets, net	$33,331	$5,300

Trade name and provider networks are amortized over the expected life of 3 and 5 years, respectively.  Membership base is amortized over the expected life between 1 and 13 years, or using determined percentages, ranging from 25% to 30%.

The intangible asset related to the AH acquisition amounted to $33,660. See note 28.

Amortization expense recorded for the years ended December 31, 2011, 2010, and 2009 amounted to $9,251, $4,040, and $1,737, respectively.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

Estimated amortization expense for the following five years is as follows:

Year ending December 31:
2012	$9,843
2013	7,607
2014	6,260
2015	2,854
2016	1,735

9.	Fair Value Measurements

Assets recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Level inputs are as follows:

Level Input Definition:

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

The Company uses observable inputs when available. Fair value is based upon quoted market prices when available. If market prices are not available, the Company employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. The Company limits valuation adjustments to those deemed necessary to ensure that the security or derivative’s fair value adequately represents the price that would be received or paid in the marketplace. Valuation adjustments may include consideration of counterparty credit quality and liquidity as well as other criteria.  The estimated fair value amounts are subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in estimating fair value could affect the results.  The fair value measurement levels are not indicative of risk of investment. The following table summarizes fair value measurements by level at December 31, 2011 and 2010 for assets measured at fair value on a recurring basis:

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

	2011
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$80,821	$-	$80,821
U.S. Treasury securities and obligations of U.S. government instrumentalities	41,855	-	-	41,855
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	86,259	-	86,259
Municipal securities	-	434,179	-	434,179
Corporate Bonds	-	129,144	-	129,144
Residential agency mortgage-backed securities	-	9,115	-	9,115
Collaterized mortgage obligations	-	207,521	-	207,521
Total fixed maturities	41,855	947,039	-	988,894

Equity securities
Common stocks	3,323	-	-	3,323
Perpetual preferred stocks	899	-	-	899
Mutual funds	120,651	12,441	7,094	140,186
Total equity securities	124,873	12,441	7,094	144,408

Derivatives (reported within other assets in the consolidated balance sheets)	-	7	-	7
	$166,728	$959,487	$7,094	$1,133,309

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

	2010
	Level 1	Level 2	Level 3	Total

Equity securities held for trading	$51,099	$-	$-	$51,099
Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	-	131,385	-	131,385
U.S. Treasury securities and obligations of U.S. government instrumentalities	52,878	-	-	52,878
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	120,624	-	120,624
Municipal securities	-	273,564	-	273,564
Corporate Bonds	-	109,632	-	109,632
Residential agency mortgage-backed securities	-	13,360	-	13,360
Collaterized mortgage obligations	-	276,143	-	276,143
Total fixed maturities	52,878	924,708	-	977,586

Equity securities
Common stocks	4,331	-	-	4,331
Preferred stocks	3,629	-	-	3,629
Perpetual preferred stocks	906	-	-	906
Mutual funds	27,858	13,739	1,044	42,641
Total equity securities	36,724	13,739	1,044	51,507

Derivatives (reported within other assets in the consolidated balance sheets)	-	748	-	748
	$140,701	$939,195	$1,044	$1,080,940

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010 is as follows:

Level 3

Begining balance December 31, 2009	$775
Unrealized in other accumulated comprehensive income	(299)
Purchases and sales	568
Ending balance December 31, 2010	$1,044
Unrealized in other accumulated comprehensive income	13
Purchases	6,037
Ending balance December 31, 2011	$7,094

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

10.	Claim Liabilities

The activity in claim liabilities during 2011, 2010, and 2009 is as follows:

	2011	2010	2009

Claim liabilities at beginning of year	$360,210	$360,446	$323,710
Reinsurance recoverable on claim liabilities	(31,449)	(30,712)	(30,432)
Net claim liabilities at beginning of year	328,761	329,734	293,278
Claim liabilities acquired from American Health	43,047	-	-
Claims incurred
Current period insured events	1,703,194	1,594,977	1,594,814
Prior period insured events	(2,507)	(10,067)	(1,887)
Total	1,700,687	1,584,910	1,592,927
Payments of losses and loss-adjustment
expenses
Current period insured events	1,360,806	1,316,321	1,309,304
Prior period insured events	357,664	269,562	247,167
Total	1,718,470	1,585,883	1,556,471
Net claim liabilities at end of year	354,025	328,761	329,734
Reinsurance recoverable on claim liabilities	37,234	31,449	30,712
Claim liabilities at end of year	$391,259	$360,210	$360,446

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credits in the claims incurred and loss-adjustment expenses for prior period insured events for 2011, 2010 and 2009 are due primarily to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $15,567, $11,879, and $12,945 that is included within the consolidated claims incurred during the years ended December 31, 2011, 2010 and 2009, respectively.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

The accounting policies for the FEHBP are the same as those described in the Company’s summary of significant accounting policies.  Premium rates are determined annually by TSS and approved by the federal government.  Claims are paid to providers based on the guidelines determined by the federal government.  Operating expenses are allocated from TSS’s operations to the FEHBP based on applicable allocation guidelines (such as, the number of claims processed for each program) and are subject to contractual expense limitations.

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

The contract with OPM allows for the payment to the Company of service fees as negotiated between TSS and OPM.  Service fees, which are included within the other income, net in the accompanying consolidated statements of earnings, for each of the years in the three-year period ended December 31, 2011 amounted to $1,038, $998, and $988, respectively.

The Company also has funds available related to the FEHBP amounting to $45,640 and $28,093 as of December 31, 2011 and 2010, respectively and are included within the cash and cash equivalents in the accompanying consolidated balance sheets.  Such funds must only be used to cover health benefits charges, administrative expenses and service charges required by the FEHBP.

A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations.  Accordingly, such reserve is not reflected in the consolidated balance sheets.  The balance of such reserve as of December 31, 2011 and 2010 was $22,432 and $28,092, respectively.  The Company received $5,305, $5,161, and $6,343, of payments made from the contingency reserve fund of OPM during 2011, 2010, and 2009, respectively.

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

Short-term borrowings represent securities sold under agreements to repurchase.  There were no outstanding short-term borrowings at December 31, 2011.  The agreement outstanding at December 31, 2010 amounting to $15,575, matured in January 3, 2011 and accrued interest at fixed rate of 0.50%.  The weighted average interest rate for short-term borrowings in 2010 amounted to 0.38%.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

13.	Long-Term Borrowings

A summary of the borrowings entered by the Company at December 31, 2011 and 2010 is as follows:

	2011	2010

Senior unsecured notes payable of $50,000 issued on September 2004; due September 2019. Interest is payable semiannually at a fixed rate of 6.30%.	$-	$50,000
Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	35,000	35,000
Senior unsecured notes payable of $35,000 issued on January 2006; due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.37% and 1.29% at December 31, 2011, and 2010, respectively).	19,387	21,027
Repurchase agreement of $25.0 million entered on November 2010, due November 2015. Interest is payable quarterly at a fixed rate of 1.96%.	25,000	25,000

Total borrowings	$114,387	$166,027

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(dollar amounts in thousands, except per share data)

Aggregate maturities of the Company’s borrowings as of December 31, 2011 are summarized as follows:

Year ending December 31
2012	$1,640
2013	1,640
2014	1,640
2015	26,640
2016	1,640
Thereafter	81,187
$114,387

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company.  The Company’s senior unsecured notes contain certain non- financial covenants with which TSS and the Company have complied with at December 31, 2011.  During 2011, we repaid $50.0 million of the principal of the 6.30% senior unsecured note.  During 2010 we repaid $25.0 million of the principal of the 6.60% senior unsecured note.

Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note.  Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2011 and 2010 amounted to $388 and $781, respectively and are included within other assets in the accompanying consolidated balance sheets.

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

The repurchase agreement has pledged as collateral investment securities available for sale with fair value of $28,138 (face value of $27,835).  The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on the accompanying consolidated balance sheets.

Interest expense on the above borrowings amounted to $7,078, $9,210, and $9,870, for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

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

The changes in the fair value of the embedded derivative component are recorded as gains or losses in earnings in the period of change.  During the years ended December 31, 2011, 2010 and 2009 the Company recorded a loss associated with the change in the fair value of this derivative component of $741, $859 and $66, respectively.  The change in the fair value of the embedded derivative component is included within the other income, net in the accompanying consolidated statement of earnings.

As of December 31, 2011 and 2010, the fair value of the derivative component of the structured notes amounted to $7, and $748, respectively, and is included within the Company’s other assets in the accompanying consolidated balance sheets.  The investment component of the structured notes is accounted for as held-to-maturity debt securities and is included within the investment in securities in the accompanying consolidated balance sheets.  As of December 31, 2011 the fair value and amortized cost of the investment component of both structured notes amounted to $9,969, and $9,839, respectively.  As of December 31, 2010 the fair value and amortized cost of the investment component of both structured notes amounted to $9,857, and $9,443, respectively.

15.	Agency Contract and Expense Reimbursement

TSS processed and paid claims as fiscal intermediary for the Medicare – Part B Program until February 2009, the contract termination date. TSS was reimbursed for administrative expenses incurred in performing this service.  For the years ended December 2010, and 2009, TSS billed and was reimbursed $21, and $1,842, respectively, for such services, which are deducted from operating expenses in the accompanying consolidated statements of earnings. There were no reimbursements during the year 2011.

The operating expense reimbursements in connection with processing Medicare claims have been audited through 2005 by federal government representatives.  Management is of the opinion that no significant adjustments will be made affecting cost reimbursements through December 31, 2011.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

On March 1, 2009, the Centers for Medicare and Medicaid Services (CMS) awarded to First Coast Service Options (FCSO), a non-affiliated third party organization based in Jacksonville, Florida, the Medicare Administrative Contract (MAC) for Jurisdiction 9 (Florida, Puerto Rico and the U.S. Virgin Islands).  FCSO proposed TSS as a subcontractor in MAC Jurisdiction 9 to perform certain provider customer service functions, subject to terms and conditions negotiated between FSCO and TSS.  Pursuant to this, TSS billed reimbursements of expenses of $3,008, $2,829 and $2,650 for performing the customer service functions during the years ended December 31, 2011, 2010 and 2009, respectively.

16.	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

	Premiums Earned			Claims Incurred(1)
	2011	2010	2009	2011	2010	2009

Gross	$2,135,417	$1,981,700	$1,950,097	$1,729,192	$1,611,289	$1,611,675
Ceded	(80,949)	(80,600)	(81,013)	(28,505)	(26,379)	(18,748)
Net	$2,054,468	$1,901,100	$1,869,084	$1,700,687	$1,584,910	$1,592,927

(1)
The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $15,567, $11,879, and $12,945 that is included within the consolidated claims incurred during the years ended December 31, 2011, 2010 and 2009, respectively.

TSS, TSP and TSV, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company.  Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders.  In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts.  During 2011, 2010 and 2009 TSP placed 11.02%, 14.37%, and 13.53% of its reinsurance business with one reinsurance company.

TSS has two excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties.  Reinsurance contracts are primarily for periods of one year, and are subject to modifications and negotiations in each renewal date.  Premiums ceded under these contracts amounted to $12,103, $11,206, and $7,341 in 2011, 2010 and 2009, respectively.  Claims ceded amounted to $9,004, $9,519, and $3,870 in 2011, 2010 and 2009, respectively.  Principal reinsurance agreements are as follows:

•	Organ transplant excess of loss treaty covering 100% of the claims up to a maximum of $1,000 per person, per life.

•	Routine medical care excess of loss treaty covering 100% of claims from the amount of $100 and up to a maximum of $900 per covered person, per contract year.

TSP has a number of pro rata and excess of loss reinsurance treaties whereby the subsidiary retains for its own account all loss payments for each occurrence that does not exceed the stated amount in the agreements and a catastrophe cover, whereby it protects itself from a loss or disaster of a catastrophic nature.  Under these treaties, TSP ceded premiums of $63,013, $63,746, and $67,541, in 2011, 2010, and 2009, respectively.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009

(dollar amounts in thousands, except per share data)

Reinsurance cessions are made on excess of loss and on a proportional basis.  Principal reinsurance agreements are as follows:

•
Property quota share treaty covering for a maximum of $20,000 for any one risk.  Under this treaty 37% of the risk is ceded to reinsurers.  The remaining exposure is covered by a property per risk excess of loss treaty that provides reinsurance in excess of $500 up to a maximum of $10,000, or the remaining 63% for any one risk.  In addition, TSP has an additional property catastrophe excess of loss contract that provides protection for losses in excess of $8,000 resulting from any catastrophe, subject to a maximum loss of $10,000.

•	Personal property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $80,000.

•	Commercial property catastrophe excess of loss. This treaty provides protection for losses in excess of $10,000 resulting from any catastrophe, subject to a maximum loss of $140,000.

•
Property catastrophe excess of loss.  This treaty provides protection for $185,000 in excess of $80,000 and $140,000 with respect to personal and commercial lines, respectively, resulting from any catastrophe, subject to a maximum loss of $160,000 in respect of the ceded portion of the Commercial Lines Quota Share.

•	Personal lines quota share. This treaty provides protection of 2.3% on all ground-up losses, subject to a limit of $1,000 for any one risk.

•
Reinstatement premium protection.  This treaty provides a maximum limit of approximately $4,300 for personal lines and $10,500 in commercial lines to cover the necessity of reinstating the catastrophe program in the event it is activated.

•	Casualty excess of loss treaty. This treaty provides reinsurance for losses in excess of $225 up to a maximum of $12,000.

•	Medical malpractice excess of loss. This treaty provides reinsurance in excess of $150 up to a maximum of $1,500 per incident.

•
Builders’ risk quota share and first surplus covering contractors’ risk.  This treaty provides protection on a 20/80 quota share basis for the initial $2,500 and a first surplus of $10,000 for a maximum of $12,500 for any one risk.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

The ceded unearned reinsurance premiums on TSP arising from these reinsurance transactions amounted to $16,135 and $13,264 at December 31, 2011 and 2010, respectively, and are reported as other assets in the accompanying consolidated balance sheets.

TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $5,833, $5,648, and $6,131, in 2011, 2010, and 2009, respectively. Principal reinsurance agreements are as follows:

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

Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. The Company and its subsidiaries are subject to Puerto Rico income taxes. The Company’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of December 31, 2011, tax years 2006 through 2011 of the Company and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

Managed Care and Property and Casualty corporations are taxed essentially the same as other corporations, with taxable income primarily determined on the basis of the statutory annual statements filed with the insurance regulatory authorities. Also, operations are subject to an alternative minimum income tax, which is calculated based on the formula established by existing tax laws. Any alternative minimum income tax paid may be used as a credit against the excess, if any, of regular income tax over the alternative minimum income tax in future years.

The Life Insurance corporation operates as a qualified domestic life insurance company and is subject to the alternative minimum tax and taxes on its capital gains.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

Federal income taxes recognized by the Company’s insurance subsidiaries amounted to approximately $120, $97, and $125, in 2011, 2010, and 2009, respectively.

All other corporations within the group are subject to Puerto Rico income taxes as a regular corporation, as defined in the P.R. Internal Revenue Code, as amended.  The holding company within the AH group of companies is a U.S.-based corporation and is subject to U.S. federal income taxes.  This U.S-based corporation within our group has not provided U.S. deferred taxes on an outside basis difference created as a result of the business combination of AH and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.  The total outside basis difference at December 31, 2011 is estimated at $57 million.  We do not intend to repatriate earnings to fund U.S. and Puerto Rico operations nor do any transaction that would cause a reversal of that outside basis difference.  Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability if such outside basis difference was reversed.

On July 10, 2009 the Governor of Puerto Rico signed into law Puerto Rico’s Act No. 37, which requires certain corporations to pay a 5% additional special tax over the tax obligation through December 31, 2011.  The effective tax rate includes the additional special tax, as enacted.

Recently, the Government of Puerto Rico adopted a comprehensive tax reform in two phases.  The first phase of the tax reform was enacted in the last quarter of 2010 and was mostly related to reducing the income tax burden to individuals.  In 2010 only, corporations received an income tax credit amounting to 7% of the tax determined, defined as the tax liability less certain credits. The second phase of the reform, which was approved on January 31, 2011, provides for the reduction of the maximum corporate income tax rate from 40.95% to approximately 30%, including the elimination of the above mentioned 5% additional special tax for corporations, as well as adding several tax credits and deductions, among other tax reliefs and changes.  One of the companies acquired in the AH transaction elected to continue filing its tax returns at the 39% statutory tax rate, following the previous Puerto Rico tax code. This selection was made according the provisions of the newly enacted Puerto Rico tax code in order to maximize the use of net operating losses carryforward.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	2011	2010	2009

Income before taxes	$78,500	$84,203	$83,651
Statutory tax rate	30.00%	40.95%	40.95%

Income tax expense at statutory rate	23,550	34,481	34,255
Increase (decrease) in taxes resulting from
Exempt interest income	(7,468)	(11,955)	(13,201)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(4,592)	(5,336)	(4,759)
Effect of using earnings under statutory accounting principles instead of GAAP for TSS and TSP	(37)	(1,430)	(3,089)
Effect of taxing capital gains at a preferential rate	(483)	907	446
Effect of using the 1994 tax code instead of the 2011 tax code	1,409	-	-
Dividends received deduction	(68)	(221)	(262)
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	6,450	-	(239)
Other adjustments to deferred tax assets and liabilities	1,034	(132)	(771)
Tax credit benefit	(865)	(1,569)	(2,386)
Other permanent disallowances, net:
Effect of capital gains preferential rate on impairments	-	-	1,385
Disallowance of expenses related to exempt interest income	474	1,115	871
Disallowed interest expense	193	597	730
Other	(66)	423	1,404
Total other permanent differences	601	2,135	4,390
Other adjustments	933	522	487
Total Income Tax Expense	$20,464	$17,402	$14,871

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2011 and 2010 of the Company and its subsidiaries is composed of the following:

	2011	2010

Deferred tax assets
Allowance for doubtful receivables	$6,433	$7,679
Liability for pension benefits	22,973	17,443
Employee benefits plan	1,122	2,509
Postretirement benefits	925	1,434
Deferred compensation	1,247	2,185
Accumulated depreciation	-	289
Impairment loss on investments	887	2,891
Contingency reserves	156	214
Share-based compensation	464	10
Unrealized loss on derivative instruments	249	175
Alternative minimum income tax credit	1,619	955
Purchased tax credits	42	42
Net operating loss	3,340	-
Other	1,389	1,135
Gross deferred tax assets	40,846	36,961
Deferred tax liabilities
Deferred policy acquisition costs	(5,402)	(7,359)
Catastrophe loss reserve trust fund	(6,616)	(6,247)
Unrealized gain upon acquisition of GA Life	(211)	(539)
Unrealized gain on trading securities	-	(1,135)
Unrealized gain on securities available for sale	(12,458)	(4,658)
Unamortized bond issue costs	(61)	(224)
Intangible asset	(7,813)	-
Accumulated depreciation	(4,053)	-
Other	(128)	(9)
Gross deferred tax liabilities	(36,742)	(20,171)
Net deferred tax asset	$4,104	$16,790

The net deferred tax asset shown in the table above at December 31, 2011 and 2010 is reflected in the consolidated balance sheets as $28,707 and $29,445, respectively, in deferred tax assets and $24,603 and $12,655, in deferred tax liabilities, respectively, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Company.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

At December 31, 2011, the Company has operating loss carry-forwards for income tax purposes of approximately $9,870, which were mostly acquired with AH and that are available to offset future taxable income for up to December 2019.

18.	Pension Plans

Noncontributory Defined-Benefit Pension Plan
The Company sponsors a noncontributory defined-benefit pension plan for its employees and for the employees for certain of its subsidiaries.  Pension benefits begin to vest after five years of vesting service, as defined, and are based on years of service and final average salary, as defined. The funding policy is to contribute to the plan as necessary to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Company may determine to be appropriate from time to time.  The measurement date used to determine pension benefit measures for the pension plan is December 31.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2011 and 2010, accordingly:

	2011	2010

Change in benefit obligation
Projected benefit obligation at beginning of year	$113,912	$90,888
Service cost	5,781	4,975
Interest cost	6,681	6,033
Benefit payments	(3,869)	(3,963)
Actuarial losses	30,056	15,979
Projected benefit obligation at end of year	$152,561	$113,912
Accumulated benefit obligation at end of year	$118,607	$85,858
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$67,530	$53,433
Actual return on assets (net of expenses)	1,344	8,260
Employer contributions	16,500	9,800
Benefit payments	(3,869)	(3,963)
Fair value of plan assets at end of year	$81,505	$67,530
Funded status at end of year	$(71,056)	$(46,382)
Amounts in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost
Development of prior service credit
Balance at beginning of year	$(4,473)	$(4,922)
Amortization	450	449
Net prior service credit	(4,023)	(4,473)
Development of actuarial loss
Balance at beginning of year	47,825	38,245
Amortization	(3,326)	(2,400)
(Gain)/Loss arising during the year	33,934	11,980
Actuarial net loss	78,433	47,825
Sum of deferrals	$74,410	$43,352
Net amount recognized prepaid (payable)	$3,354	$(3,029)

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

The following assumptions were used on a weighted average basis to determine benefits obligations of the plan as of December 31, 2011 and 2010.

	2011	2010

Discount rate	5.0%	6.0%
Rate of compensation increase	Graded; 3.50%	Graded; 3.50%
	to 8.00%	to 8.00%

The assumed discount rate of 5.00% at December 31, 2011 reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. The Company determined the discount rate based on a range of factors, including a yield curve comprised of the rates of return on high-quality, fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations.

The amounts recognized in the balance sheets as of December 31, 2011 and 2010 consist of the following:

	2011	2010

Pension liability	$71,056	$46,382
Accumulated other comprehensive loss, net of a deferred tax of $18,421 and $16,907 in 2011 and 2010, respectively	48,185	26,445

The components of net periodic benefit cost income for 2011, 2010, and 2009 were as follows:

	2011	2010	2009

Components of net periodic benefit cost
Service cost	$5,781	$4,976	$4,912
Interest cost	6,681	6,033	5,712
Expected return on assets	(5,221)	(4,262)	(4,018)
Amortization of prior service (benefit) cost	(450)	(450)	(450)
Amortization of actuarial loss	3,326	2,400	2,487
Net periodic benefit cost	$10,117	$8,697	$8,643

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

The estimated net loss and prior service benefit that will be amortized from accumulated other comprehensive loss into net periodic pension benefits cost during the next twelve months is as follows:

Prior service cost	$(450)
Actuarial loss	5,883

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

The following assumptions were used on a weighted average basis in computing the periodic benefit cost for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009

Discount rate	6.00%	6.75%	6.75%
Expected return on plan assets	7.75%	7.75%	8.00%
Rate of compensation increase	Graded; 3.50%	Graded; 3.50%	Graded; 3.50%
	to 8.00%	to 8.00%	to 8.00%

The basis of the overall expected long-term rate of return on assets assumption is a forward-looking approach based on the current long-term capital market outlook assumptions of the assets categories the trust invests in and the trust’s target asset allocation. At December 31, 2011, the assumed target asset allocation for the program is: 44%-56% equity securities, 35%-45% debt securities, and 6%-14% other securities. Using a mean-variance model to project returns over  a 30-year horizon under the target asset allocation, the 35% to 65% percentile range of annual rates of return is 6.5%-8.1%. The Company selected a rate from within this range of 7.75% for 2011 and 2010, which reflects the Company’s best estimate for this assumption based on the data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.10% reduction for other administrative expenses charged to the trust.

Plan Assets
Plan assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For level inputs and input definition, see note 9.

The following table summarizes fair value measurements by level at December 31, 2011 for assets measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total

Government obligations	$-	$3,689	$297	$3,986
Corporate obligations	-	3,271	204	3,475
Partnership/Joint venture	-	2,999	1,133	4,132
Real estate	-	-	2,962	2,962
Registered investments	6,979	17,682	-	24,661
Common/Collective trusts	-	33,643	-	33,643
Hedge funds	-	1,853	1,455	3,308
Common stocks	4,823	129	-	4,952
Preferred stocks	236	1	-	237
Forward foreign currency contracts	(8)	-	-	(8)
Interest-bearing cash	534	-	-	534
Options	(10)	(9)	-	(19)
	$12,554	$63,258	$6,051	$81,863

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2011 is as follows:

	Government Obligations	Corporate Obligations	Partnership/ Joint Venture	Real Estate	Hedge Funds	Total

Beginning Balance at December 31, 2010	$336	$31	$837	$1,731	$1,241	$4,176
Actual return on program assets:
Relating to assets still held at the reporting date	(7)	(13)	299	701	214	1,194
Relating to assets sold during the period	(6)	(6)	(2)	(49)	-	(63)
Purchases, issuances, and settlements	16	111	-	578	-	705
Transfer in and/or out	(42)	81	-	-	-	39
Ending balance at December 31, 2011	$297	$204	$1,134	$2,961	$1,455	$6,051

The Company’s plan assets are invested in the National Retirement Trust. The National Retirement Trust was formed to provide financial and legal resources to help members of the BCBSA offer retirement benefits to their employees.

The investment program for the National Retirement Trust is based on the precepts of capital market theory that are generally accepted and followed by institutional investors, who by definition are long-term oriented investors. This philosophy holds that:

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

Investments will be made for the sole interest of the participants and beneficiaries of the programs participating in the National Retirement Trust. Accordingly, the assets of the National Retirement Trust shall be invested in accordance with these objectives:

•	To ensure assets are available to meet current and future obligations of the participating programs when due.

•	To invest assets with consideration of the liability characteristics in order to better align assets and liabilities.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

•	To earn the maximum return that can be realistically achieved in the markets over the long-term at a specified and controlled level of risk in order to minimize future contributions.

•
To invest the assets with the care, skill, and diligence that a prudent person acting in a like capacity would undertake. In the process, the Administration of the Trust has the objective of controlling the costs involved with administering and managing the investments of the National Retirement Trust.

Cash Flows
The Company expects to contribute $13,000 to its pension program in 2012.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31
2012	$6,079
2013	6,806
2014	7,147
2015	7,416
2016	8,620
2017 – 2021	58,620

Noncontributory Supplemental Pension Plan
In addition, the Company sponsors a noncontributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits.  At December 31, 2011 and 2010, the Company has recorded a pension liability of $6,491 and $4,864, respectively.  The charge to accumulated other comprehensive loss related to the noncontributory pension plan at December 31, 2011 and 2010 amounted to $1,391 and $836, respectively, net of a deferred tax asset of $526 and $535, respectively.

19.	Catastrophe Loss Reserve and Trust Fund

In accordance with Chapter 25 of the Puerto Rico Insurance Code, as amended, TSP is required to record a catastrophe loss reserve. This catastrophe loss reserve is supported by a trust fund for the payment of catastrophe losses. The reserve increases by amounts determined by applying a contribution rate, not in excess of 5%, to catastrophe written premiums as instructed annually by the Commissioner of Insurance, unless the level of the reserve exceeds 8% of catastrophe exposure, as defined. The reserve also increases by an amount equal to the resulting return in the supporting trust fund and decreases by payments on catastrophe losses or authorized withdrawals from the trust fund. Additions to the catastrophe loss reserve are deductible for income tax purposes.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
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

The interest earning assets in this fund, which amounted to $37,544 and $35,721 as of December 31, 2011 and 2010, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

TSP is required to contribute to the trust fund, if any, on or before January 31 of the following year. Contributions are determined by a rate imposed by the Commissioner of Insurance for the catastrophe policies written in that year. Additions in 2011 and 2010, amounting to $720 and $761, respectively, were determined by applying a rate of 1% to catastrophe premiums written.

The amount in the trust fund may be withdrawn or released in the case that TSP ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.

Retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2011 and 2010 amounted to $37,818 and $35,969, respectively.

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

On September 2010, the Company’s Board approved another repurchase program of its common stock amounting to $30,000.  Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During 2011, the Company repurchased and retired 653,399 shares at an average per share price of $17.28, for an aggregate cost of $11,289.  During 2010, the Company repurchased and retired 352,791 shares at an average per share price of $17.67, for an aggregate cost of $6,235.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

c.	Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2011 and 2010, there are no issued and outstanding preferred shares.

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

21.	Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

	Unrealized Gains on securities	Liability for Pension Benefits	Accumulated Other Comprehensive Income
Beginning balance at December 31, 2010	$32,743	$(27,279)	$5,464
Net current period change	47,022	(24,500)	22,522
Reclassification adjustments for gains and losses reclassified in income	(11,628)	2,205	(9,423)
Ending balance at December 31, 2011	$68,137	$(49,574)	$18,563

The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2011, 2010 and 2009 are as follows:

	2011
	Before-Tax Amount	Deferred Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized holding gains on securities arising during the period	$55,320	$(8,298)	$47,022
Less reclassification adjustment for gains and losses realized in income	(12,126)	498	(11,628)
Net change in unrealized gain	43,194	(7,800)	35,394
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	3,150	(945)	2,205
Net change arising from assumptions and plan changes and experience	(35,000)	10,500	(24,500)
Net change in liability for pension benefits	(31,850)	9,555	(22,295)
Net current period change	$11,344	$1,755	$13,099

	2010
	Before-Tax Amount	Deferred Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized holding gains on securities arising during the period	$30,255	$(5,749)	$24,506
Less reclassification adjustment for gains and losses realized in income	(2,410)	1,506	(904)
Net change in unrealized gain	27,845	(4,243)	23,602
Liability for pension benefits	(10,844)	4,282	(6,562)
Net current period change	$17,001	$39	$17,040

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

	2009
	Before-Tax Amount	Deferred Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized holding losses on securities arising during the period	$5,455	$(825)	$4,630
Less reclassification adjustment for gains and losses realized in income	(1,278)	187	(1,091)
Net change in unrealized loss	4,177	(638)	3,539
Liability for pension benefits	4,070	(1,520)	2,550
Net current period change	$8,247	$(2,158)	$6,089

22.	Share-Based Compensation

In December 2007 the Company adopted the 2007 Incentive Plan (the Plan), which permits the Board the grant of stock options, restricted stock awards and performance awards to eligible officers, directors and key employees. The Plan authorizes grants to issue up to 4,700,000 of Class B common shares of authorized but unissued stock. At December 31, 2011, there were 3,109,237 shares available for the Company to grant under the Plan. Stock options can be granted with an exercise price at least equal the stock’s fair market value at the date of grant. The stock option awards vest in equal annual installments over 3 years and its expiration date cannot exceed 7 years. The restricted stock and performance awards are issued at the fair value of the stock on the grant date with vesting periods ranging from one to three years. Restricted stock awards vest in installments, as stipulated in each restricted stock agreement. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards were achieved.

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

The following assumptions were used in the development of fair value of option awards:

	2011*	2010	2009

Expected dividend yield	N/A	—	—
Expected volatility (per year)	N/A	43.00%	53.85%
Expected term (in years)	N/A	4.50	4.50
Risk-free interest rate	N/A	1.12%	1.47%
* No stock options were granted in 2011.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

Stock option activity during the year ended December 31, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding balance at January 1, 2011	987,438	$14.48
Exercised during the year	(88,172)	$14.50
Canceled during the year	(432,567)	$14.50
Outstanding balance at December 31, 2011	466,699	$14.46	2.99	$2,593,475
Exercisable at December 31, 2011	459,571	$14.47	2.96	$2,551,519

The weighted average grant date fair value of options granted during 2010 and 2009 was $6.20 and $5.63, respectively. No options were granted in 2011.  There were 88,172 and 21,982 exercised options during 2011 and 2010, respectively.  No options were exercised during the year ended December 31, 2009.  During the year ended December 31, 2011 cash received from stock options exercises was $189 and is presented within the cash flows from financing activities in the accompanying consolidated statement of cash flows.  During the years ended December 31, 2011 and 2010, 51,639 and 21,982 shares, respectively, were repurchased and retired as a result of non-cash exercise of stock options.  Also, during the year ended December 31, 2011, 432,567 options were cash-settled for $2,420 at its fair value at time of settlement.

A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2011, and changes during the year ended December 31, 2011, are presented below:

	Restricted Awards		Performance Awards
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Exercise Price

Outstanding balance at January 1, 2011	18,222	$18.52	3,743	$13.35
Granted	57,642	20.70	116,090	20.67
Lapsed	(16,727)	18.93	(2,250)	12.49
Forfeited (due to performance payout less than 100%)	—	—	(752)	12.49
Forfeited (due to termination)	(6,617)	20.78	(19,850)	20.78
Outstanding balance at December 31, 2011	52,520	$20.50	96,981	$20.62

The weighted average grant date fair value of restricted shares granted during the year 2011, 2010 and 2009 were $20.70, $19.26, and $12.33, respectively. Total fair value of restricted stock vested during the year ended December 31, 2011, 2010 and 2009 was $375, $1,480 and $1,158, respectively.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

At December 31, 2011 there was $1,709 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.09 years. The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.

23.	Net Income Available to Stockholders and Basic Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31, 2011.

	2011	2010	2009

Numerator for earnings per share
Net income available to stockholders	$58,036	$66,801	$68,780
Denominator for basic earnings per share –
Weighted average of common shares	28,665,045	29,034,442	29,494,468
Effect of dilutive securities	166,964	207,911	68,862
Denominator for diluted earnings per share	$28,832,009	$29,242,353	$29,563,330
Basic net income per share	$2.02	$2.30	$2.33
Diluted net income per share	$2.01	$2.28	$2.33

During the years ended December 31, 2011, 2010 and 2009, the weighted average of all stock option shares of 4,032, 1,027, and 1,012,594, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

24.	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under non-cancelable operating leases. Minimum annual rental commitments at December 31, 2011 under existing agreements are summarized as follows:

Year ending December 31
2012	$5,597
2013	4,087
2014	3,819
2015	3,567
2016	3,043
Thereafter	5,342
Total	$25,455

Rental expense for 2011, 2010, and 2009 was $8,352, $4,546, and $4,690, respectively, after deducting the amount of $130, $112, and $132, respectively, reimbursed by CMS for the administration of the Medicare Part B Program (see note 15).

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

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

Hau et al Litigation (formerly known as Jordan et al)

On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million.  Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million.  After some intensive discovery, plaintiffs amended their complaint for the third time in December 2010 and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code.  In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Corporation and TSS.  Two of the original plaintiffs were also eliminated from the Third Amended Complaint (TAC).  The TAC only alleges breach of an agreement to purchase stocks of the now defunct Triple-S, Inc., and breach of the provider contract by way of discriminatory audits and improper payment of services rendered.     Plaintiffs also allege a claim for libel and slander against a former President of TSM.  In January 2011, we filed our response and a counterclaim for malicious prosecution and abuse of process.  Discovery is ongoing.  The Corporation is vigorously defending this claim.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
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

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Corporation, opposed.  Following months of jurisdictional proceedings in the federal court system, the federal district court in Puerto Rico decided to retain jurisdiction on February 8, 2011.  The defendants filed a joint motion to dismiss the case on the merits, because the complaint fails to state a claim upon which relief can be granted.  On August 31, 2011, the District Court dismissed all of plaintiffs’ claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005.  The parties have briefed the issue.  At the same time,  the plaintiffs moved the court to reconsider its August 31, 2011 decision.  In addition,  the defendants also moved the court to dismiss the breach of contract claim, as it also failed to state a claim upon which relief can be granted.  The parties are awaiting the court’s decision on these post-judgment issues.

Colón Litigation

On October 15, 2007, José L. Colón-Dueño, a former holder of one share of TSS predecessor stock, filed suit against TSS and the Puerto Rico Commissioner of Insurance (the “Commissioner”) in the Court of First Instance. The sale of that share to Mr. Colón-Dueño was voided in 1999 pursuant to an order issued by the Commissioner in which the sale of 1,582 shares to a number of TSS shareholders was voided. TSS, however, appealed the Commissioner’s order before the Puerto Rico Court of Appeals, which upheld the order on March 31, 2000. Plaintiff requests that the court direct TSS to return his share of stock and compensate him for alleged damages in excess of $500,000 plus attorney’s fees. On January 13, 2011, the Court of First Instance dismissed the case with prejudice and, on July 1, 2011, the Puerto Rico Court of Appeals confirmed such dismissal.  Plaintiff filed a petition before the Puerto Rico Supreme Court on July 28, 2011, requesting the revision of the Court of Appeals’ judgment.   On December 7, 2011, Puerto Rico Supreme Court denied Plaintiff’s petition.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

Claims by Heirs of Former Shareholders

The Corporation and TSS are defending four individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 69 shares of the Corporation or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split) . While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Corporation’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper. In two of these cases, the Court of First Instance determined that the plaintiffs' claims are time barred under the two year statute of limitations contained in the local securities law. These cases are in different stages of appeal by the plaintiffs. The third case is pending trial.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

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

We notified the appropriate Puerto Rico and federal government agencies of these events, and gave public notice of the breaches as required under Puerto Rico and federal law.  We received a number of inquiries and requests for information related to these events from these government agencies and are cooperating with them.  The Puerto Rico government agency that oversees the HIP levied a fine of $100 on TSS in connection with these incidents, but following our request for reconsideration, the agency withdrew the fine until the pertinent federal authorities conclude their investigations of this matter.  On August 16, 2011, the Office for Civil Rights of the U.S. Department of Health and Human Services initiated a review of TSS’s and TCI’s compliance with the security and privacy rules promulgated under the Health Insurance Portability and Accountability Act of 1996, in connection with these data breaches.  The Company at this time cannot reasonably assess the outcome of these investigations or their impact on the Company.

Joint Underwriting Association Litigations

On August 19, 2011, plaintiffs, purportedly a class of motor vehicle owners, filed an action in the United States District Court for the District of Puerto Rico against the Puerto Rico Joint Underwriting Association (“JUA”) and 18 other Insurance companies, among them Triple-S Propiedad, Inc. (“TSP”), alleging violations under the Puerto Rico Insurance Code, the Puerto Rico Civil Code, the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the local statute against organized crime and money laundering.

Plaintiffs request that defendants, TSP and other insurers return to the owners of motor vehicles those portions of the annual dollar-premium collected from them when they acquired the policies of the compulsory liability insurance established by law, which allegedly were withheld and misappropriated by the defendants in violation of the Puerto Rico Insurance Code.  Plaintiffs claim that defendants, taking advantage of their interlocking directorships, conspired and agreed with each other to engage, and did in fact engage, in many of predicate acts of mail fraud in violation of RICO, as part of a scheme to defraud and obtain money from motor vehicle owners located in Puerto Rico.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

Plaintiffs claim that 8% of the dollar premium was in concept of “acquisition costs” for services of brokers that were never given, plus 4% of the dollar premium by concept of an “administrative cost” for the issuance of paper copies of policies, which were never issued.

According to the allegations of the complaint, this constitutes a violation of the Insurance Code of Puerto Rico.

Moreover, allegedly defendants embezzled such funds for their own pecuniary benefit.  Plaintiffs requested the reimbursement of the moneys, which amount to $406.6 million to be trebled under counts I, II and III (RICO), plus a permanent injunction and declaratory judgment barring defendants from their alleged conduct and practices.

Our preliminary analysis tends to support the contention that the totality of the collected premium was authorized by law and thus no fraud was committed.  Furthermore, the complaint may fall short of RICO’s pleading requirements.

This case is similar to Maria Margarita Collazo Burgos ET ALS vs. (ASC) Joint Underwriting Association (JUA) in the Puerto Rican Courts.

On December 30, 2011, TSP and other insurance companies filed a joint Motion to Dismiss.  It was alleged that plaintiffs’ claims should be dismissed because they are barred by the filed rate doctrine, inasmuch a suit cannot be brought, even under RICO, to amend the compulsory liability insurance rates that were approved by the Legislature and the Insurance Commissioner.  It was also argued that since RICO is not a federal statute that specifically relates to the business of insurance, and its application in the claims at issue would frustrate State policy and interfere with Puerto Rico's insurance administrative regime, the McCarran-Ferguson Act precludes plaintiffs’ claims. Finally, we alleged that plaintiffs failed to allege the necessary elements of an actionable RICO claim, or, in the alternative, their damages claim is time barred.

Plaintiffs requested an extension of time until February 16, 2012 to respond to the Motion to Dismiss.

The case is just beginning and the discovery proceedings have not even started.  It is not possible at this stage of the proceedings to classify an unfavorable outcome of the case as probable or remote.  Management with the advice of its legal counsel is of the opinion that the ultimate resolution of this case will not have a material adverse effect on its statutory financial position or the result of the operations of TSP.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

26.	Statutory Accounting

TSS, AH, TSV and TPS (collectively known as the regulated subsidiaries) are regulated by the Commissioner of Insurance. The regulated subsidiaries are required to prepare financial statements using accounting practices prescribed or permitted by the Commissioner of Insurance, which differ from GAAP.

The accumulated earnings of TSS, AH, TSV, and TSP are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Such limitations restrict the payment of dividends by insurance companies generally to unrestricted unassigned surplus funds reported for statutory purposes. As more fully described in note 19, a portion of the accumulated earnings of TSP are also restricted by the catastrophe loss reserve balance (amounting to $37,818 and $35,969 as of December 31, 2011 and 2010, respectively) as required by the Insurance Code.

The combined net admitted assets, unassigned surplus and net income of the regulated subsidiaries at December 31, 2011, 2010 and 2009 are as follows:

(dollar amounts in millions)	2011	2010	2009
Net admitted assets	$1,470	$1,347	$1,298
Capital and surplus	529	458	416
Net income	73	58	43

27.	Supplementary Information on Cash Flow Activities

	2011	2010	2009

Supplementary information
Noncash transactions affecting cash flows activities
Change in net unrealized (gain) loss on securities available for sale, including deferred income tax (asset)/liability of $7,800, $4,243, and $(638) in 2011, 2010, and 2009, respectively	$(35,394)	$(23,602)	$3,539
Change in liability for pension benefits, and deferred income tax liability/(asset) of $(9,555), $(4,282), $(1,520), in 2011, 2010, and 2009, respectively	$22,295	$6,562	$2,550
Other
Income taxes paid	$19,664	$3,187	$15,552
Interest paid	$9,301	$11,925	$11,605

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

28.	Business Combination

Effective February 7, 2011, the Company announced that its subsidiary, TSS completed the acquisition of 100% of the outstanding capital stock of AH, a provider of Medicare Advantage services to over 40,000 dual and non-dual eligible members in Puerto Rico.  After this acquisition the Company expects to be better positioned for continued growth in the Medicare Advantage business.  The Company accounted for this acquisition in accordance with the provisions of Accounting Standard Codification Topic 805, Business Combinations.  The results of operations and financial condition of AH are included in the accompanying consolidated financial statements for the period following the effective date of the acquisition.  The aggregate purchase price of the acquired entity was $84,750.  Direct costs related to the acquisition amounted to $440 and were included in the consolidated operating expenses during the year ended December 31, 2011.

Although the closing date of the transaction was February 7, 2011, the consideration amount was determined using AH’s financial position as of January 31, 2011 and as such, TSS has acquired the net assets held by AH as of that date.   Therefore, we have recorded an  allocation of the purchase price to AH tangible and intangible assets acquired and liabilities assumed based on their fair value as of January 31, 2011.  Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired.  Goodwill will not be deductible for tax purposes and is attributable to synergies and economies of scale expected from the acquisition.  The following table summarizes the consideration transferred to acquire AH as of December 31, 2011 and the allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition.

Cash	$81,770
Due to seller	2,980
Total purchase price	$84,750

Investments and cash and cash equivalents	$71,060
Premiums and other receivables	23,563
Property and equipment	1,665
Intangible assets	33,660
Other assets	10,746
Claim liabilities	(43,047)
Accounts payable and accrued liabilities	(27,770)
Deferred tax liability	(10,098)
Total net assets	$59,779

Goodwill	$24,971

At January 31, 2011, we recognized intangible assets of $33,660 and goodwill of $24,971 within the consolidated other assets.  During the year ended December 31, 2011, we recognized $7,623 of amortization expense related to estimated intangible assets resulting from the AH transaction.

The consolidated statement of earnings for year ended December 31, 2011 includes $433,112 and $1,154 related to AH operating revenues and net income, respectively.  The following unaudited pro forma financial information presents the combined results of operations of the Company and AH as if the acquisition had occurred at the beginning of 2009.  The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

(unaudited)	2011	2010	2009
Operating revenues	$2,181,390	$2,373,261	$2,237,021
Net Income	$62,641	$78,392	$71,671
Basic net income per share	$2.18	$2.70	$2.43
Diluted net income per share	$2.17	$2.68	$2.42

The above unaudited pro forma operating revenues and net income considers the following estimated acquisition adjustments:

•
Amortization of intangible assets – based on the estimated fair value of the tangible net assets acquired from AH, we estimate that we will recognize in our consolidated balance sheet intangible assets of approximately $58,631, including goodwill.  We considered an amortization expense of $5,551, $7,005, and $8,315 for the years ended December 31, 2011, 2010, and 2009, respectively.

•
Interest expense – represents the interest expense related to the short-term reverse repurchase agreements amounting to $55.0 million to finance the first payment of the acquisition.  This agreement was paid during the quarter of the acquisition.  Total interest expense related to these reverse repurchase agreements was approximately $42.

•
Net investment income - this unaudited pro forma adjustment represents the anticipated bond discount amortization of approximately $122 for the year ended December 31, 2009 due to the fair value accounting of investment in securities.  For year ended December 31, 2011, an additional bond discount amortization of approximately $11 was recorded.

•	Acquisition costs – we recognized $440 of expenses for the year ended December 31, 2009 related to the acquisition.

•
Current income tax expense – we recognized the tax effect of the other unaudited pro forma adjustments done to the statement of earnings.  During the 2009 and 2010 periods the Company and AH were subject to Puerto Rico income taxes as regular corporations at the then enacted tax rate of 39% plus a temporary surtax of 5%.  The enacted tax rate for the 2011 period was 30%.

29.	Segment Information

The operations of the Company are conducted principally through three business segments: Managed Care, Life Insurance, and Property and Casualty Insurance. Business segments were identified according to the type of insurance products offered and consistent with the information provided to the chief operating decision maker. These segments and a description of their respective operations are as follows:

•
Managed Care segment – This segment is engaged in the sale of managed care products to the Commercial, Medicare and Medicaid market sectors.  The Commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare supplement. The following represents a description of the major contracts by sector:

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

–
The segment is a qualified contractor to provide health coverage to federal government employees within Puerto Rico. Earned premiums revenue related to this contract amounted to $138,004, $130,803, and $125,994 for the three-year period ended December 31, 2011, 2010, and 2009, respectively (see note 11).

–
Under its commercial business, the segment also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $54,238, $63,353, and $46,114, for the three-year period ended December 31, 2011, 2010, and 2009, respectively.

–
The segment provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. Earned premium revenue related to the Medicare business amounted to $896,613, $468,401, and $513,823, for the three-year period ended December 31, 2011, 2010, and 2009, respectively.

–
The segment also participates in the Medicaid program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico.  Up to September 30, 2010, the segment provided managed care services to Medicaid members in the North and Southwest regions on a fully-insured basis and in the Metro-North region on an Administrative Service Only (ASO) basis. Effective November 1st, 2011, after signing a new contract with the government of Puerto Rico, the segment resumed the administration of the physical health component of the miSalud program (similar to Medicaid) in designated service regions in the Commonwealth of Puerto Rico on an ASO basis, in which it receives a monthly per-member, per-month administrative fee for its services and does not bear the insurance risk of the program.  Earned premium revenue related to this business amounted to $2,728, $284,815, and $348,096, for each of the year in the three-year period ended December 31, 2011, 2010, and 2009, respectively. Administrative service fee for each of the year in the three-year period ended December 31, 2011, 2010, and 2009 amounted to $14,180, $12,535 and $23,299, respectively.

•
Life Insurance segment – This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through an internal sales force and a network of independent brokers and agents.

•
Property and Casualty Insurance segment –The predominant insurance lines of business of this segment are commercial multiple peril, auto physical damage, auto liability, and dwelling. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to the segment, net of commissions. Remittances are due 60 days after the closing date of the general agent’s account current.

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

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

The following tables summarize the operations by operating segment for each of the years in the three-year period ended December 31, 2011, 2010, and 2009.

	2011	2010	2009

Operating revenues
Managed care
Premiums earned, net	$1,844,723	$1,697,083	$1,673,762
Fee revenue	38,459	39,546	48,643
Intersegment premiums/fee revenue	6,193	6,852	5,995
Net investment income	17,543	19,799	21,641
Total managed care	1,906,918	1,763,280	1,750,041
Life
Premiums earned, net	112,704	105,437	99,726
Intersegment premiums	345	382	386
Net investment income	18,521	17,130	16,763
Total life	131,570	122,949	116,875
Property and casualty
Premiums earned, net	97,041	98,580	95,596
Intersegment premiums	613	613	613
Net investment income	9,472	10,132	11,679
Total property and casualty	107,126	109,325	107,888
Other segments*
Intersegment service revenues	16,079	45,852	52,997
Operating revenues from external sources	1,452	2	-
Total other segments	17,531	45,854	52,997
Total business segments	2,163,145	2,041,408	2,027,801
TSM operating revenues from external sources	1,238	2,082	2,053
Elimination of intersegment premiums	(7,151)	(7,847)	(6,994)
Elimination of intersegment service revenue	(16,079)	(45,852)	(52,997)
Consolidated operating revenues	$2,141,153	$1,989,791	$1,969,863

*	Includes segments that are not required to be reported separately, primarily the data processing services organization as well as the third-party administrator of health insurance services.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

	2011	2010	2009

Operating income
Managed care	$53,006	$63,798	$57,193
Life	17,744	17,334	14,555
Property and casualty	4,544	3,579	8,746
Other segments*	671	1,161	1,482
Total business segments	75,965	85,872	81,976
TSM operating revenues from external sources	1,452	2,082	2,053
TSM unallocated operating expenses	(10,790)	(9,566)	(9,004)
Elimination of TSM charges	10,682	9,619	9,548
Consolidated operating income	77,309	88,007	84,573
Consolidated net realized investment gains	18,597	2,532	614
Consolidated net unrealized investment gains (losses) on trading securities	(7,267)	5,433	10,497
Consolidated interest expense	(10,855)	(12,658)	(13,270)
Consolidated other income, net	716	889	1,237
Consolidated income before taxes	$78,500	$84,203	$83,651

	2011	2010	2009
Depreciation expense
Managed care	$19,467	$12,282	$6,640
Life	649	674	663
Property and casualty	1,311	1,680	1,477
Total business segments	21,427	14,636	8,780
TSM depreciation expense	802	864	863
Consolidated depreciation expense	$22,229	$15,500	$9,643

*	Includes segments that are not required to be reported separately, primarily the data processing services organization as well as the third-party administrator of health insurance services.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

	2011	2010

Assets
Managed care	$832,850	$790,485
Life	610,118	523,246
Property and casualty	348,480	339,955
Other segments*	15,846	16,842
Total business segments	1,807,294	1,670,528
Unallocated amounts related to TSM
Cash, cash equivalents, and investments	53,172	62,841
Property and equipment, net	22,269	20,712
Other assets	27,794	20,600
	103,235	104,153
Elimination entries – intersegment receivables and others	(29,952)	(15,002)
Consolidated total assets	$1,880,577	$1,759,679

	2011	2010
Significant noncash items
Net change in unrealized gain (loss) on securities available for sale
Managed care	$12,449	$(8,512)
Life	21,698	(7,746)
Property and casualty	7,169	(2,328)
Other segments*	(50)	(196)
Total business segments	41,266	(18,782)
Amount related to TSM	(5,872)	(4,820)
Consolidated net change in unrealized gain on securities available for sale	$35,394	$(23,602)

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands, except per share data)

30.	Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued. No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standard Codification.

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Balance Sheets
(in thousands)

	As of December 31,
	2011	2010

Assets:
Cash and cash equivalents	$6,676	$167
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $40,835 in 2011 and $45,753 in 2010)	42,335	49,649
Equity Securities (cost of $3,950 in 2011 and $11,444 in 2010)	4,161	12,172
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $974 in 2010)	-	1,017
Investment in subsidiaries	744,860	661,886
Note receivable and accrued interest from subsidiary	41,111	44,140
Due from subsidiaries	2,937	-
Deferred tax assets	24,834	18,829
Other assets	25,555	23,139
Total assets	$892,469	$810,999

Liabilities:
Due to subsidiary	14,927	4,182
Short-term borrowings	-	15,575
Long-term borrowings	114,387	116,027
Liability for pension benefits	77,547	51,246
Other liabilities	8,649	6,697
Total liabilities	215,510	193,727

Stockholders' equity:
Common stock, class A	9,043	9,043
Common stock, class B	19,322	19,773
Additional paid-in-capital	144,302	155,299
Retained earnings	485,729	427,693
Accumulated other comprehensive income, net	18,563	5,464
Total stockholder's equity	676,959	617,272
Total liabilities and stockholder's equity	$892,469	$810,999

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
Triple-S Management Corporation
Statements of Earnings
(in thousands)

	2011	2010	2009

Investment income	$3,416	$4,588	$5,068
Other revenues	8,423	11,385	8,690
Total revenues	11,839	15,973	13,758

Operating expenses:
General and administrative expenses	10,790	9,566	9,004
Interest expense	5,376	6,038	6,693
Total operating expenses	16,166	15,604	15,697

(Loss) income before income taxes	(4,327)	369	(1,939)
Income tax (benefit) expense	3,639	529	(463)
(Loss) Income of parent company	(7,966)	(160)	(1,476)
Equity in net income of subsidiaries	66,002	66,961	70,256
Net income	$58,036	$66,801	$68,780

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Statements of Cash Flows
(in thousands)

	12/31/2011	12/31/2010	12/31/2009
Net income	$58,036	$66,801	$68,780
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(66,002)	(66,961)	(70,256)
Depreciation and amortization	802	865	863
Shared- based compensation	2,072	1,894	3,924
Deferred income tax expense (benefit)	3,660	392	(644)
Dividends received from subsidiary	16,000	15,000	-
Other	1,315	(314)	934
Changes in assets and liabilities:
Accrued interest from subsidiary	3,029	2,214	1,985
Due from subsidiaries	(3,089)	2,552	6,404
Other assets	(859)	148	(175)
Due to subsidiary	10,745	(153)	4,138
Other liabilities	(3,597)	(768)	(85)
Net cash provided by operating activities	22,112	21,670	15,868
Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	(41,870)	(95,346)	(40,996)
Proceeds from sale and maturities of investment in securities classified as available for sale	58,351	71,782	58,324
Proceeds from maturities of investment in securities classified as held to maturity	1,010	-	-
Capitalization of subsidiary	-	(6,000)	-
Net (acquisition) retirement of property and equipment	(2,359)	-	(792)
Net cash (used in) provided by investing activities	15,132	(29,564)	16,536
Cash flow from financing activities:
Repayments of short-term borrowings	(15,575)	-	-
Repayments of long-term borrowings	(1,640)	(26,640)	(1,640)
Proceeds from short-term borrowings	-	15,575	-
Proceeds from long-term borrowings	-	25,000	-
Repurchase of common stock	(11,289)	(6,235)	(32,355)
Cash settlement of stock options	(2,420)	-	-
Proceeds from exercise of stock options	189	-	-
Net cash provided by (used in) financing activities	(30,735)	7,700	(33,995)
Net increase (decrease) in cash and cash equivalents	6,509	(194)	(1,591)
Cash and cash equivalents, beginning of year	167	361	1,952
Cash and cash equivalents, end of year	$6,676	$167	$361

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands)

The accompanying notes to the condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 15 to the Annual Report on Form 10-K.

(1)
For purposes of these condensed financial statements, Triple-S Management Corporation’s (the Company or TSM) investment in its wholly owned subsidiaries is recorded using the equity method of accounting.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in the notes to the consolidated financial statements and the accompanying notes thereto.  Refer to Item 15 to the Annual Report of Form 10-K.

(3)	Long-Term Borrowings

A summary of the long-term borrowings entered into by the Company at December 31, 2011 and 2010 follows:

	2011	2010

Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$35,000	$35,000
Senior unsecured notes payable of $35,000 issued on January 2006; due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	35,000	35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.37% and 1.29% at December 31, 2011, and 2010, respectively).	19,387	21,027
Repurchase agreement of $25.0 million entered on November 2010, due November 2015. Interest is payable quarterly at a fixed rate of 1.96%.	25,000	25,000

Total borrowings	$114,387	$116,027

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands)

Aggregate maturities of the Company’s long term borrowings as of December 31, 2011 are summarized as follows:

Year ending December 31
2012	$1,640
2013	1,640
2014	1,640
2015	26,640
2016	1,640
Thereafter	81,187
$114,387

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company.

Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note.  Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2011 and 2010 amounted to $388 and $431, respectively and are included within other assets in the accompanying condensed balance sheets.

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

The repurchase agreement has pledged as collateral investment securities available for sale with fair value of $28,138 (face value of $27,835).  The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on the accompanying condensed balance sheets.

(4)	Transactions with Related Parties

The following are the significant related-party transactions made for the three-year period ended December 31, 2011, 2010 and 2009:

	2011	2010	2009
Rent charges to subsidiaries	$7,169	$7,468	$7,422
Interest charged to subsidiary on note receivable	1,971	2,786	3,015
Transfers in due to investments purchased	-	83,502	3,230
Transfers out due to investments sold	-	59,911	6,274

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2011, 2010 and 2009
(dollar amounts in thousands)

As of December 31, 2011 the Company has a note receivable from a subsidiary amounting to $37,000 pursuant to the provisions of Article 29.30 of the Puerto Rico Insurance Code. The note receivable from subsidiary is due on demand; however, pursuant to the requirements established by the Commissioner of Insurance, the parties agreed that no payment of the total principal nor the interest due on the loan will be made without first obtaining written authorization from the Commissioner of Insurance within at least 60 days prior to the proposed payment date. This note bears interest at 4.7% and 6.6% at December 31, 2011 and 2010, respectively.  Accrued interest at December 31, 2011 and 2010 amounted to $4,111 and $7,140, respectively.

Triple-S Management Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2011, 2010 and 2009

(Dollar amounts in thousands)	Deferred								Amortization of
	Policy Acquisition Costs and Value of Business	Claim	Liability for Future Policy	Unearned	Other Policy Claims and Benefits	Premium	Net Investment	Claims	Deferred Policy Acquisition Costs and Value of Business	Other Operating	Net Premiums
Segment	Acquired	Liabilities	Benefits	Premiums	Payable	Revenue	Income	Incurred	Acquired	Expenses	Written

2011

Managed care	$-	$262,235	$-	$5,645	$-	$1,847,528	$17,543	$1,610,546	$-	$243,366	$1,847,528
Life insurance	134,178	43,386	254,194	3,947	-	113,049	18,521	57,546	17,107	39,173	113,049
Property and casualty insurance	21,610	85,638	-	85,180	-	97,654	9,472	48,162	29,475	24,945	89,946
Other non-reportable segments, parent company operations and net consolidating entries.	-	-	-	-	-	(3,763)	2,690	-	-	(6,476)	-

Total	$155,788	$391,259	$254,194	$94,772	$-	$2,054,468	$48,226	$1,716,254	$46,582	$301,008	$2,050,523

2010

Managed care	$-	$236,170	$-	$4,600	$-	$1,700,252	$19,799	$1,497,756	$-	$201,726	$1,700,252
Life insurance	121,555	41,179	236,523	3,724	-	105,819	17,130	49,804	17,920	37,891	105,819
Property and casualty insurance	24,531	82,861	-	90,017	-	99,193	10,132	49,229	32,910	23,607	95,508
Other non-reportable segments, parent company operations and net consolidating entries.	-	-	-	-	-	(4,164)	2,084	-	-	(9,059)	-

Total	$146,086	$360,210	$236,523	$98,341	$-	$1,901,100	$49,145	$1,596,789	$50,830	$254,165	$1,901,579

2009

Managed care	$-	$236,366	$-	$6,996	$-	$1,677,080	$21,641	$1,508,185	$-	$184,663	$1,677,080
Life insurance	112,908	40,100	222,619	4,163	-	100,112	16,763	50,353	16,844	35,123	100,112
Property and casualty insurance	27,009	83,980	-	97,183	-	96,209	11,679	47,334	28,284	23,524	95,817
Other non-reportable segments, parent company operations and net consolidating entries.	-	-	-	-	-	(4,317)	2,053	-	-	(9,020)	-

Total	$139,917	$360,446	$222,619	$108,342	$-	$1,869,084	$52,136	$1,605,872	$45,128	$234,290	$1,873,009

See accompanying independent registered public accounting firms report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule IV - Reinsurance
For the years ended December 31, 2011, 2010 and 2009

(Dollar amounts in thousands)

	Gross Amount (1)	Ceded to Other Companies (2)	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2011

Life insurance in force	$9,163,854	$2,716,873	$-	$6,446,981	0.0%

Premiums:
Life insurance	$118,537	$5,833	$-	$112,704	0.0%
Accident and health insurance	1,856,826	12,103	-	1,844,723	0.0%
Property and casualty insurance	160,054	63,013	-	97,041	0.0%
Total premiums	$2,135,417	$80,949	$-	$2,054,468	0.0%

2010

Life insurance in force	$8,926,668	$2,987,054	$-	$5,939,614	0.0%

Premiums:
Life insurance	$111,085	$5,648	$-	$105,437	0.0%
Accident and health insurance	1,708,289	11,206	-	1,697,083	0.0%
Property and casualty insurance	162,326	63,746	-	98,580	0.0%
Total premiums	$1,981,700	$80,600	$-	$1,901,100	0.0%

2009

Life insurance in force	$10,714,252	$2,937,377	$-	$7,776,875	0.0%

Premiums:
Life insurance	$106,243	$6,131	$-	$100,112	0.0%
Accident and health insurance	1,680,496	7,341	-	1,673,155	0.0%
Property and casualty insurance	163,358	67,541	-	95,817	0.0%
Total premiums	$1,950,097	$81,013	$-	$1,869,084	0.0%

(1)	Gross premiums amount is presented net of intercompany eliminations of $3,763, $4,164 and $4,317 for the years ended December 31, 2011, 2010 and 2009, respectively.

(2)	Premiums ceded on the life insurance business are net of commission income on reinsurance amounting to $42 for the year ended December 31, 2009.

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts
For the years ended December 31, 2011, 2010 and 2009

(Dollar amounts in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Reversal) To Other Accounts - Describe (1)	Deductions - Describe (2)	Balance at End of Period
2011

Allowance for doubtful receivables	$20,034	7,657	(2,002)	(1,823)	$23,866

2010

Allowance for doubtful receivables	$25,234	7,118	(9,967)	(2,351)	$20,034

2009

Allowance for doubtful receivables	$14,745	2,149	10,065	(1,725)	$25,234

(1)	Represents premiums adjustment to provide for unresolved reconciliation items with the Government of Puerto Rico and other entities.

(2)	Deductions represent the write-off of accounts deemed uncollectible.