Form 10-Q
period 2012-03-31
TRIPLE-S MANAGEMENT CORP
filed 2012-05-10
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2012
Common Stock Class A, $1.00 par value	9,042,809
Common Stock Class B, $1.00 par value	19,389,661

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended March 31, 2012

Part I – Financial Information

Item 1.  Financial Statements
Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2012	2011
Assets

Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$999,242	$988,894
Equity securities	174,970	144,408
Securities held to maturity, at amortized cost:
Fixed maturities	14,081	13,684
Policy loans	6,238	6,307
Cash and cash equivalents	135,561	71,834
Total investments and cash	1,330,092	1,225,127
Premiums and other receivables, net	307,463	287,184
Deferred policy acquisition costs and value of business acquired	158,166	155,788
Property and equipment, net	97,924	81,872
Deferred tax asset	29,446	28,707
Goodwill	25,397	25,397
Other assets	81,094	76,502
Total assets	$2,029,582	$1,880,577

Liabilities and Stockholders' Equity

Claim liabilities	403,562	391,259
Liability for future policy benefits	259,041	254,194
Unearned premiums	167,083	94,772
Policyholder deposits	81,989	76,753
Liability to Federal Employees' Health Benefits Program (FEHBP)	17,066	19,051
Accounts payable and accrued liabilities	166,713	151,052
Deferred tax liability	26,298	24,603
Long-term borrowings	127,736	114,387
Liability for pension benefits	79,421	77,547
Total liabilities	1,328,909	1,203,618

Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at March 31, 2012 and December 31, 2011	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 19,389,661 and 19,321,524 shares at March 31, 2012 and December 31, 2011, respectively	19,390	19,322
Additional paid-in capital	145,452	144,302
Retained earnings	493,243	485,729
Accumulated other comprehensive income	33,187	18,563
Total Triple-S Management Corporation stockholders' equity	700,315	676,959
Noncontrolling interest in consolidated subsididary	358	-
Total stockholders' equity	700,673	676,959
Total liabilities and stockholders’ equity	$2,029,582	$1,880,577

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2012	2011
Revenues
Premiums earned, net	$547,304	$485,271
Administrative service fees	27,524	6,595
Net investment income	11,192	11,798
Other operating revenues	1,047	-
Total operating revenues	587,067	503,664
Net realized investment gains	1,678	5,893
Net unrealized investment loss on trading securities	-	(1,141)
Other income, net	1,070	14
Total revenues	589,815	508,430
Benefits and expenses
Claims incurred	475,644	402,573
Operating expenses	102,506	82,711
Total operating costs	578,150	485,284
Interest expense	2,558	3,127
Total benefits and expenses	580,708	488,411
Income before taxes	9,107	20,019
Income tax expense (benefit)
Current	3,028	(153)
Deferred	(1,421)	9,802
Total income taxes	1,607	9,649
Net income	7,500	10,370
Less: Net loss attributable to the noncontrolling interest	14	-
Net income attributable to Triple-S Management Corporation	$7,514	$10,370
Earnings per share attributable to Triple-S Management Corporation
Basic	$0.27	$0.36
Diluted	$0.26	$0.36

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2012	2011
Net income	$7,500	$10,370
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	13,686	(1,641)
Defined benefit pension plan:
Actuarial loss, net	1,012	622
Prior service credit, net	(74)	(89)
Total other comprehensive income (loss), net of tax	14,624	(1,108)
Comprehensive income	22,124	9,262
Comprehensive income attributable to noncontrolling interest	14	-
Comprehensive income attributable to Triple-S Management Corporation	$22,138	$9,262

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	2012	2011
Balance at January 1	$676,959	$617,272
Share-based compensation	905	793
Cash settlement of options granted under share-based compensation plan	-	(1,259)
Stock issued upon the exercise of stock options	606	94
Repurchase and retirement of common stock	(293)	(1,557)
Net current period change in comprehensive income	22,138	9,262
Total Triple-S Management Corporation stockholders' equity	$700,315	$624,605
Noncontrolling interest in consolidated subsididary	358	-
Balance at March 31	$700,673	$624,605

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
 (Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$7,500	$10,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,893	5,188
Net amortization of investments	1,132	1,041
Provision for doubtful receivables	333	410
Deferred tax expense (benefit)	(1,421)	9,802
Net realized investment gain on sale of securities	(1,678)	(5,893)
Net unrealized loss on trading securities	-	1,141
Share-based compensation	905	793
Proceeds from trading securities sold:
Equity securities	-	20,804
Acquisition of securities in trading portfolio:
Equity securities	-	(187)
(Increase) decrease in assets:
Premium and other receivables, net	(17,854)	56,690
Deferred policy acquisition costs and value of business acquired	(2,378)	701
Other deferred taxes	220	92
Other assets	(5,730)	1,403
Increase (decrease) in liabilities:
Claim liabilities	12,303	12,339
Liability for future policy benefits	4,847	3,296
Unearned premiums	72,311	(8,015)
Policyholder deposits	471	270
Liability to FEHBP	(1,985)	(2,399)
Accounts payable and accrued liabilities	(708)	(6,459)
Net cash provided by operating activities	74,161	101,387

(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2012	2011
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$29,843	$14,986
Fixed maturities matured/called	35,482	33,964
Equity securities	22,649	9,458
Securities held to maturity:
Fixed maturities matured/called	300	181
Acquisition of investments:
Securities available for sale:
Fixed maturities	(62,487)	(32,224)
Equity securities	(40,652)	(29,134)
Securities held to maturity:
Fixed maturities	(300)	-
Net inflows (outflows) for policy loans	69	(11)
Acquisition of business, net of cash acquired of $816 and $29,370 in the three months ended March 31, 2012 and 2011, respectively	(2,685)	(54,058)
Net capital expenditures	(2,783)	(3,977)
Net cash used in investing activities	(20,564)	(60,815)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	5,539	3,454
Repayments of short-term borrowings	-	(15,575)
Repayments of long-term borrowings	(490)	(410)
Repurchase and retirement of common stock	-	(1,557)
Cash settlements of stock options	-	(1,259)
Proceeds from exercise of stock options	316	94
Proceeds from policyholder deposits	6,492	1,824
Surrenders of policyholder deposits	(1,727)	(1,776)
Net cash provided by (used in) financing activities	10,130	(15,205)
Net increase in cash and cash equivalents	63,727	25,367
Cash and cash equivalents:
Beginning of period	71,834	45,021
End of period	$135,561	$70,388

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited.  In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries.  The consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the U.S. (GAAP) for complete financial statements.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such consolidated interim financial statements have been included.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results for the full year.

(2)	Recent Accounting Standards

In October 2010 the FASB issued guidance to address diversity in practice regarding the interpretation of which costs relating to the acquisition of new or renewal insurance contracts qualify for deferral.  This guidance specifies that the following costs incurred in the acquisition of new and renewal contracts should be capitalized: (1) Incremental direct costs of contract acquisition. Incremental direct costs are those costs that result directly from and are essential to the contract transaction and would not have been incurred by the insurance entity had the contract transaction not occurred.  (2) Certain costs related directly to the following acquisition activities performed by the insurer for the contract: a. Underwriting, b. Policy issuance and processing, c. Medical and inspection, and d. Sales force contract selling.  Advertising costs should be included in deferred acquisition costs only if the capitalization criteria in the direct-response advertising guidance in Subtopic 340-20, Other Assets and Deferred Costs— Capitalized Advertising Costs, are met.  This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011.  The Corporation adopted this guidance in January 1, 2012; there was no significant impact on our financial position or results of operations as a result of the adoption.

In June 2011, the FASB issued guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011. The FASB issued updated guidance temporarily eliminating the presentation requirements for reclassification adjustments, while the Board considers certain operational concerns about these requirements after several concerns were raised about undue complexity within the income statement, potentially compromising clarity of financial statements. The Corporation adopted this guidance in January 1, 2012 electing to present the components of comprehensive income in two separate but consecutive financial statements.

In May 2011, the FASB issued guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements that result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). For many of the requirements, FASB does not intend the amendments in this guidance to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Corporation adopted this guidance in January 1, 2012, with no significant impact on our financial position or results of operations as a result of the adoption.  However, we have added certain disclosures related to fair value measurements in Note 7, "Fair Value Measurements".

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

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months ended March 31, 2012 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following tables summarize the operations by major operating segment for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
Operating revenues:
Managed Care:
Premiums earned, net	$495,426	$432,803
Administrative service fees	27,524	6,595
Intersegment premiums /service fees	1,580	1,500
Net investment income	3,831	4,221
Total managed care	528,361	445,119
Life Insurance:
Premiums earned, net	29,843	26,958
Intersegment premiums	94	86
Net investment income	4,937	4,407
Total life insurance	34,874	31,451
Property and Casualty Insurance:
Premiums earned, net	22,035	25,510
Intersegment premiums	153	153
Net investment income	2,225	2,210
Total property and casualty insurance	24,413	27,873
Other segments: *
Intersegment service revenues	3,631	3,848
Operating revenues from external sources	1,048	2
Total other segments	4,679	3,850
Total business segments	592,327	508,293
TSM operating revenues from external sources	163	462
Elimination of intersegment premiums	(1,827)	(1,739)
Elimination of intersegment service fees	(3,631)	(3,848)
Other intersegment eliminations	35	496
Consolidated operating revenues	$587,067	$503,664

*
Includes segments that are not required to be reported separately, primarily the data processing  services organization, the health clinic as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2012	2011
Operating income (loss):
Managed care	$7,368	$12,407
Life insurance	4,381	4,272
Property and casualty insurance	(1,438)	960
Other segments *	(74)	(6)
Total business segments	10,237	17,633
TSM operating revenues from external sources	163	462
TSM unallocated operating expenses	(3,680)	(2,506)
Elimination of TSM intersegment charges	2,197	2,791
Consolidated operating income	8,917	18,380
Consolidated net realized investment gains (losses)	1,678	5,893
Consolidated net unrealized (loss) gain on trading securities	-	(1,141)
Consolidated interest expense	(2,558)	(3,127)
Consolidated other income, net	1,070	14
Consolidated income before taxes	$9,107	$20,019

Depreciation expense:
Managed care	$5,196	$4,434
Life insurance	158	162
Property and casualty insurance	155	390
Other segments *	174	-
Total business segments	5,683	4,986
TSM depreciation expense	209	202
Consolidated depreciation expense	$5,892	$5,188

*
Includes segments that are not required to be reported separately, primarily the data processing services organization, the health clinic as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets:
Managed care	$948,606	$832,850
Life insurance	632,804	610,118
Property and casualty insurance	354,972	348,480
Other segments *	35,947	15,846
Total business segments	1,972,329	1,807,294
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	48,459	53,172
Property and equipment, net	22,069	22,269
Other assets	27,946	27,794
	98,474	103,235
Elimination entries-intersegment receivables and others	(41,221)	(29,952)
Consolidated total assets	$2,029,582	$1,880,577

*
Includes segments that are not required to be reported separately, primarily the data processing services organization, the health clinic as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2012 and December 31, 2011, were as follows:

	March 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$62,030	$4,573	$-	$66,603
U.S. Treasury securities and obligations of U.S.government instrumentalities	39,501	2,013	-	41,514
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	78,263	1,634	(13)	79,884
Municipal securities	410,411	46,368	(39)	456,740
Corporate bonds	109,014	17,396	-	126,410
Residential mortgage-backed securities	23,599	723	(44)	24,278
Collateralized mortgage obligations	199,245	4,945	(377)	203,813
Total fixed maturities	922,063	77,652	(473)	999,242
Equity securities:
Common stocks	66	3,823	-	3,889
Mutual funds	155,556	16,030	(505)	171,081
Total equity securities	155,622	19,853	(505)	174,970
Total	$1,077,685	$97,505	$(978)	$1,174,212

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$75,429	$5,392	$-	$80,821
U.S. Treasury securities and obligations of U.S.government instrumentalities	39,544	2,311	-	41,855
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	83,685	2,584	(10)	86,259
Municipal securities	394,201	40,094	(116)	434,179
Corporate bonds	109,024	20,268	(148)	129,144
Residential mortgage-backed securities	8,367	748	-	9,115
Collateralized mortgage obligations	203,305	4,586	(370)	207,521
Total fixed maturities	913,555	75,983	(644)	988,894
Equity securities:
Common stocks	66	3,257	-	3,323
Perpetual preferred stocks	1,000	-	(101)	899
Mutual funds	137,101	5,453	(2,368)	140,186
Total equity securities	138,167	8,710	(2,469)	144,408
Total	$1,051,722	$84,693	$(3,113)	$1,133,302

	March 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$1,793	$155	$-	$1,948
U.S. Treasury securities and obligations of U.S.government instrumentalities	624	179	-	803
Corporate bonds	9,940	56	-	9,996
Residential mortgage-backed securities	475	44	-	519
Certificates of deposit	1,249	-	-	1,249
Total	$14,081	$434	$-	$14,515

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$1,793	$173	$-	$1,966
U.S. Treasury securities and obligations of U.S.government instrumentalities	624	223	-	847
Corporate bonds	9,839	130	-	9,969
Residential mortgage-backed securities	479	42	-	521
Certificates of deposit	949	-	-	949
Total	$13,684	$568	$-	$14,252

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	$3,589	$(13)	2	$-	$-	-	$3,589	$(13)	2
Municipal securities	11,492	(39)	5	-	-	-	11,492	(39)	5
Residential mortgage-backed securities	10,737	(44)	3	-	-	-	10,737	(44)	3
Collateralized mortgage obligations	14,641	(128)	4	15,688	(249)	3	30,329	(377)	7
Total fixed maturities	40,459	(224)	14	15,688	(249)	3	56,147	(473)	17
Equity securities:
Mutual funds	7,681	(385)	3	2,142	(120)	1	9,823	(505)	4
Total equity securities	7,681	(385)	3	2,142	(120)	1	9,823	(505)	4
Total for securities available for sale	$48,140	$(609)	17	$17,830	$(369)	4	$65,970	$(978)	21

	December 31, 2011
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	$6,073	$(10)	3	$-	$-	-	$6,073	$(10)	3
Municipal securities	16,726	(116)	5	-	-	-	16,726	(116)	5
Corporate bonds	3,790	(85)	3	800	(63)	1	4,590	(148)	4
Collateralized mortgage obligations	29,813	(274)	7	1,611	(96)	1	31,424	(370)	8
Total fixed maturities	56,402	(485)	18	2,411	(159)	2	58,813	(644)	20
Equity securities:
Perpetual preferred stocks	-	-	-	899	(101)	1	899	(101)	1
Mutual funds	37,943	(2,270)	18	1,917	(98)	1	39,860	(2,368)	19
Total equity securities	37,943	(2,270)	18	2,816	(199)	2	40,759	(2,469)	20
Total for securities available for sale	$94,345	$(2,755)	36	$5,227	$(358)	4	$99,572	$(3,113)	40

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Residential mortgage-backed securities and Collateralized mortgage obligations:  The unrealized losses on investments in residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”) were mostly caused by fluctuations in interest rates and credit spreads.  The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise.  The amortized cost and fair value of the Corporation’s investments in private CMOs as of March 31, 2012 amounted to $4,706 and $4,605, respectively.  Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Corporation owns.  The Corporation does not consider these investments other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality, the Corporation does not intend to sell the investments and it is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows.

Mutual Funds:  The unrealized loss of the security included in the twelve months or longer category has remained consistent to the unrealized loss as of December 31, 2011.  All other funds have been in an unrealized loss position for less than twelve months.  These positions are not considered other-than-temporarily impaired because the Corporation does not have the intent to sell these investments, and the Corporation has the ability to hold the investments until a market price recovery.

Maturities of investment securities classified as available for sale and held to maturity at March 31, 2012 were as follows:

	March 31, 2012
	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$11,322	$11,426
Due after one year through five years	166,819	175,402
Due after five years through ten years	130,371	145,491
Due after ten years	390,707	438,832
Residential mortgage-backed securities	23,599	24,278
Collateralized mortgage obligations	199,245	203,813
	$922,063	$999,242
Securities held to maturity:
Due in one year or less	$11,189	$11,245
Due after one year through five years	-	-
Due after ten years	2,417	2,751
Residential mortgage-backed securities	475	519
	$14,081	$14,515

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Information regarding realized and unrealized gains and losses from investments for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended
	March 31,
	2012	2011
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$1,074	$221
Gross losses from sales	(113)	(151)
Total debt securities	961	70
Equity securities:
Trading securities:
Gross gains from sales	-	3,790
Gross losses from sales	-	(364)
	-	3,426
Securities available for sale:
Gross gains from sales	1,238	2,492
Gross losses from sales	(521)	(95)
	717	2,397
Total equity securities	717	5,823
Net realized gain on securities	$1,678	$5,893

	Three months ended
	March 31,
	2012	2011
Changes in net unrealized gains (losses):
Recognized in income:
Equity securities – trading	$-	$(1,141)
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	1,840	(1,977)
Equity securities – available for sale	13,107	8
	$14,947	$(1,969)
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(134)	$(122)

The deferred tax liability related to unrealized gains and losses, respectively, recognized in accumulated other comprehensive income during the three months ended March 31, 2012 and 2011 was $1,261 and $328, respectively.

As of March 31, 2012 and December 31, 2011, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The components of net investment income were as follows:

	Three months ended
	March 31,
	2012	2011
Fixed maturities	$9,899	$11,070
Equity securities	953	310
Policy loans	115	108
Cash equivalents and interest-bearing deposits	27	83
Other	198	227
Total	$11,192	$11,798

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
	2012	2011
Premium	$116,489	$105,177
Self-funded group receivables	75,266	64,053
FEHBP	13,215	11,062
Agents balances	29,702	37,421
Accrued interest	9,284	10,788
Reinsurance recoverable	48,870	48,828
Other	38,836	33,721
	331,662	311,050
Less allowance for doubtful receivables:
Premiums	15,390	14,299
Other	8,809	9,567
	24,199	23,866
Total premiums and other receivables	$307,463	$287,184

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Claim Liabilities

The activity in the total claim liabilities for the three months ended March 31, 2012 and 2011 is as follows:

	Three months ended
	March 31,
	2012	2011
Claim liabilities at beginning of period	$391,259	$360,210
Reinsurance recoverable on claim liabilities	(37,234)	(31,449)
Net claim liabilities at beginning of period	354,025	328,761
Claim liabilities acquired from American Health	-	41,666
Incurred claims and loss-adjustment expenses:
Current period insured events	484,527	412,173
Prior period insured events	(13,864)	(12,520)
Total	470,663	399,653
Payments of losses and loss-adjustment expenses:
Current period insured events	240,761	201,886
Prior period insured events	216,858	185,237
Total	457,619	387,123
Net claim liabilities at end of period	367,069	382,957
Reinsurance recoverable on claim liabilities	36,493	31,258
Claim liabilities at end of period	$403,562	$414,215

As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2012 and 2011 is due primarily to better than expected utilization trends.

Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.  The claims incurred disclosed in this table exclude the change in the liability for future policy benefits expense, which amounted to $4,981 and $2,920 during the three months ended March 31, 2012 and 2011, respectively.

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

The following methods, assumptions and inputs were used to determine the fair value of each class of the following assets recorded at fair value in the consolidated balance sheets:

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

The fair value information of financial instruments in the accompanying consolidated financial statements was determined as follows:

(i)	Investment in Securities

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in note 4.

(ii)	Derivative Instruments

Current market pricing models were used to estimate fair value of structured note agreements.  Fair values were determined using market quotations provided by outside securities consultants or prices provided by market makers using observable inputs.

The following tables summarize fair value measurements by level at March 31, 2012 and December 31, 2011 for assets measured at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$66,603	$-	$66,603
U.S. Treasury securities and obligations of U.S.government instrumentalities	41,514	-	-	41,514
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	79,884	-	79,884
Municipal securities	-	456,740	-	456,740
Corporate Bonds	-	126,410	-	126,410
Residential agency mortgage-backed securities	-	24,278	-	24,278
Collaterized mortgage obligations	-	203,813	-	203,813
Total fixed maturities	41,514	957,728	-	999,242

Equity securities
Common stocks	3,889	-	-	3,889
Perpetual preferred stocks	-	-	-	-
Mutual funds	112,260	51,509	7,312	171,081
Total equity securities	116,149	51,509	7,312	174,970

Derivatives (reported within other assets in the consolidated balance sheets)	-	7	-	7
	$157,663	$1,009,244	$7,312	$1,174,219

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$80,821	$-	$80,821
U.S. Treasury securities and obligations of U.S.government instrumentalities	41,855	-	-	41,855
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	86,259	-	86,259
Municipal securities	-	434,179	-	434,179
Corporate Bonds	-	129,144	-	129,144
Residential agency mortgage-backed securities	-	9,115	-	9,115
Collaterized mortgage obligations	-	207,521	-	207,521
Total fixed maturities	41,855	947,039	-	988,894

Equity securities
Common stocks	3,323	-	-	3,323
Perpetual preferred stocks	899	-	-	899
Mutual funds	120,651	12,441	7,094	140,186
Total equity securities	124,873	12,441	7,094	144,408

Derivatives (reported within other assets in the consolidated balance sheets)	-	7	-	7
	$166,728	$959,487	$7,094	$1,133,309

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the three months ended March 31, 2012 and 2011.  A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012 and 2011 is as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2012			March 31, 2011
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$7,094	$7,094	$-	$1,044	$1,044
Total gains or losses:
Realized in earnings	-	-	-	-	-	-
Unrealized in other accumulated
comprehensive income	-	(47)	(47)	-	72	72
Purchases	-	1,335	1,335	-	100	100
Transfers out of Level 3	-	(1,070)	(1,070)	-	-	-
Ending balance	$-	$7,312	$7,312	$-	$1,216	$1,216

In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, FASB guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets.

Non-financial instruments such as property and equipment, other assets, deferred income taxes and intangible assets, and certain financial instruments such as claim liabilities are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine our underlying economic value.

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities, and short-term borrowings approximate fair value because of the short term nature of these items.  These assets and liabilities are not listed in the table below.

The following methods, assumptions and inputs were used to estimate the fair value of each class of financial instrument:

(i)	Policy Loans

Policy loans have no stated maturity dates and are part of the related insurance contract. The carrying amount of policy loans approximates fair value because their interest rate is reset periodically in accordance with current market rates.

(ii)	Policyholder Deposits

The fair value of policyholder deposits is the amount payable on demand at the reporting date, and accordingly, the carrying value amount approximates fair value.

(iii)	Long-term Borrowings

The carrying amount of the loans payable to bank – variable approximates fair value due to its floating interest-rate structure.  The fair value of the loans payable to bank – fixed and senior unsecured notes payable was determined using broker quotations.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at March 31, 2012 are as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total

Assets:
Policy loans	$6,238	$-	$6,238	$-	$6,238

Liabilities:
Policyholder deposits	$81,989	$-	$81,989	$-	$81,989
Long-term borrowings:
Loans payable to bank - variable	18,977	-	18,977	-	18,977
Loans payable to bank - fixed	13,759	-	13,759	-	13,759
6.6% senior unsecured notes payable	35,000	-	34,475	-	34,475
6.7% senior unsecured notes payable	35,000	-	34,650	-	34,650
Repurchase agreeement	25,000	-	25,759	-	25,759
Total long-term borrowings	127,736	-	127,620	-	127,620
Total liabilities	$209,725	$-	$209,609	$-	$209,609

A summary of the carrying value and fair value of financial instruments not recorded at fair value on our consolidated balance sheet at December 31, 2011 are as follows:

	December 31, 2011
	Carrying amount	Fair value
Assets:
Policy loans	$6,307	$6,307

Liabilities:
Policyholder deposits	$76,753	$76,753
Long-term borrowings:
Loans payable to bank - variable	19,387	19,387
6.6% senior unsecured notes payable	35,000	34,475
6.7% senior unsecured notes payable	35,000	34,650
Repurchase agreement	25,000	25,739
Total long-term borrowings	114,387	114,251
Total liabilities	$191,140	$191,004

(8)	Share-Based Compensation

Share-based compensation expense recorded during the three months ended March 31, 2012 and 2011 was $866 and $808, respectively.  During the three months ended March 31, 2012 and 2011 cash received from stock option exercises was $315 and $94, respectively.  The impact of these cash receipts is included within the cash flows from financing activities in the accompanying consolidated statement of cash flows.  During the three months ended March 31, 2012, 12,370 shares were repurchased and retired as a result of non-cash exercises of stock options.  No non-cash exercises of stock options were done during the three months ended March 31, 2011.  Also, during the three months ended March 31, 2011, 243,500 options were cash-settled for $1,259 at its fair value at time of settlement.  No options were cash-settled during the three months ended March 31, 2012.

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain on	pension	comprehensive
	securities	benefits	income
Balance at January 1, 2012	$68,137	$(49,574)	$18,563
Net current period change	13,686	938	14,624
Balance at March 31, 2012	$81,823	$(48,636)	$33,187

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(10)	Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries.  The Corporation and its subsidiaries are subject to Puerto Rico income taxes.  The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income.  As of March 31, 2012, tax years 2006 through 2011 of the Company and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

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

All other corporations within the group are subject to Puerto Rico income taxes as a regular corporation, as defined in the P.R. Internal Revenue Code, as amended.  The holding company within the American Health (“AH”) group of companies is a U.S.-based corporation and is subject to U.S. federal income taxes.  This U.S-based corporation within our group has not provided U.S. deferred taxes on an outside basis difference created as a result of the business combination of AH and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.  The total outside basis difference at December 31, 2011 is estimated at $57 million.  We do not intend to repatriate earnings to fund U.S. and Puerto Rico operations nor do any transaction that would cause a reversal of that outside basis difference.  Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability if such outside basis difference was reversed.

On January 31, 2011 the Government of Puerto Rico approved a reduction of the maximum corporate income tax rate from 40.95% to approximately 30%, including the elimination of a 5% additional special tax over the tax obligation imposed for corporations, as well as adding several tax credits and deductions, among other tax reliefs and changes.  One of the companies acquired in the AH transaction elected to continue filing its tax returns at the 39% statutory tax rate, following the previous Puerto Rico tax code. This selection was made according the provisions of the newly enacted Puerto Rico tax code in order to maximize the use of net operating losses carryforward.  As a result of this income tax rate reduction, the consolidated net deferred tax assets were decreased through a one-time charge to the consolidated deferred tax expense of approximately $6,400 during the three months ended March 31, 2011.

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

The components of net periodic benefit cost for the three months ended March 31, 2012 and 2011 were as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2012
	2012	2011
Components of net periodic benefit cost:
Service cost	$1,308	$829
Interest cost	1,762	1,904
Expected return on assets	(1,434)	(1,479)
Amortization of prior service benefit	(106)	(127)
Amortization of actuarial loss	1,445	888
Net periodic benefit cost	$2,975	$2,015

Employer contributions:   The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2011 that it expected to contribute $13,000 to its pension program in 2012.  As of March 31, 2012, the Corporation has not made contributions to the pension program.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(12)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31,
	2012	2011
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$7,514	$10,370
Denominator for basic earnings per share:
Weighted average of common shares	28,332,793	28,744,423
Effect of dilutive securities	159,111	227,224
Denominator for diluted earnings per share	28,491,904	28,971,647
Basic net income per share attributable to TSM	$0.27	$0.36
Diluted net income per share attributable to TSM	$0.26	$0.36

During the three months ended March 31, 2011, the weighted average of stock option shares of approximately 4,032 was excluded from the denominator for the diluted earnings per share computation because the stock options were anti-dilutive.  There were no anti-dilutive stock options during the three months ended March 31, 2012.

(13)	Contingencies

As of March 31, 2012, the Company is a defendant in various lawsuits arising in the ordinary course of business.  We are also defendants in various other claims and proceedings, some of which are described below.  Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.

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

Hau et al Litigation (formerly known as Jordan et al)

On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million.  Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million.  Plaintiffs amended their complaint for the third time in December 2010 and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code.  In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Corporation and TSS.  Two of the original plaintiffs were also eliminated from the Third Amended Complaint (“TAC”).  The TAC alleges breach of six Share Acquisition Agreements, breach of the provider contract by way of discriminatory audits and improper payment of services rendered. Plaintiffs also allege a claim for libel and slander against a former President of TSM.  In January 2011, we filed our response and a counterclaim for malicious prosecution and abuse of process.  Discovery has been substantially completed.  On April 13, 2012 the Corporation filed a motion to dismiss and for summary judgment, seeking the dismissal of the TAC.  The Corporation is vigorously defending this claim.

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

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Corporation, opposed.  Following months of jurisdictional proceedings in the federal court system, the federal district court in Puerto Rico decided to retain jurisdiction on February 8, 2011.  The defendants filed a joint motion to dismiss the case on the merits, because the complaint fails to state a claim upon which relief can be granted.  On August 31, 2011, the District Court dismissed all of plaintiffs’ claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005, which they have done.   Plaintiffs moved the court to reconsider its August 31, 2011 decision and the defendants, arguing that the breach of contract claim failed to state a claim upon which relief can be granted, filed a motion for its dismissal.  On May 2, 2012, the court denied the plaintiffs’ motion.  The parties are awaiting the court’s decision regarding the breach of contract claim.

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

In one of these cases, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two year statute of limitations contained in the local securities law.  The Court of First Instance determined that the plaintiffs' claims are time barred under the local securities law.  The plaintiffs appealed, and in January 2012, the Puerto Rico Court of Appeals upheld the dismissal, holding that even if the plaintiffs could have survived the securities law’s two year statute of limitations, their complaint was time-barred under the Civil Code’s four year statute of limitations on claims of fraud.   The plaintiffs filed an appeal before the Puerto Rico Supreme Court on March 28, 2012.  In response, the Company filed a motion on April 23, 2012 arguing that the plaintiffs’ writ should be treated as a petition for certiorari rather than an appeal, and requesting an extension of time to file our opposition until the court rules on our motion. We are awaiting the court’s decision.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

In the second case, the Puerto Rico Court of First Instance granted our motion to dismiss on grounds that the complaint was time-barred under the two year statute of limitations contained in the securities law, and the Puerto Rico Court of Appeals confirmed.  Plaintiffs filed a petition for certiorari before the Puerto Rico Supreme Court that was granted on January 20, 2012.  On April 17, 2012 plaintiffs filed a motion requesting an extension of the term to present their allegations.

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

Management believes all these claims are time barred under one or more statutes of limitations and is vigorously defending the claims on these and other grounds.

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

In this lawsuit, entitled Noemí Torres Ronda, et al v. Joint Underwriting Association, et al., plaintiffs allege that the defendants illegally charged and misappropriated a portion of the CLI premiums paid by motor vehicle owners in violation of the Puerto Rico Insurance Code.  Specifically, they claim that because the defendants do not incur in acquisition or administration costs allegedly totaling 12% of the premium dollar, charging for such costs constitutes the illegal traffic of premiums.  Plaintiffs also claim that the defendants, as members of JUA, violated RICO through various inappropriate actions designed to defraud motor vehicle owners located in Puerto Rico and embezzle a portion of the CLI premiums for their benefit.

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

On February 17, 2012, plaintiffs filed their opposition.  On April 4, 2012, we filed a Reply in support of our motion to dismiss.

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

(14)	Business Combination

2012 Acquisition

On January 18, 2012, TSM completed the acquisition of 90.8% of the outstanding capital stock of a health clinic in Puerto Rico.  The cost of this acquisition of approximately $3,501 was funded with unrestricted cash.  The following table summarizes the consideration transferred to acquire the 90.8% stake of the health clinic as of January 18, 2012, date of the acquisition:

Cash	$816
Total accounts receivable	3,058
Total property and equipment	16,600
Other assets	341
Accounts payable and accrued liabilities	(1,918)
Loans payable	(13,839)
Total net assets	5,058
Fair value of noncontrolling interest	(372)
Total net assets	$4,686

As noted above, the Company paid $3,501 in cash, assuming a 90.8% controlling interest.  The acquisition is being accounted for under the purchase method of accounting and the health clinic is included in the Company's consolidated financial statements from the January 18, 2012 acquisition date.  The preliminary allocation of purchase price to the fair value of the acquired assets less the liabilities assumed indicated an excess of net assets over total consideration of approximately $1.2 million.  Because we have not been able to complete a comprehensive review of the fair value of the assets acquired and liabilities assumed, we have deferred the recognition of the estimated favorable acquisition price, which we included within the consolidated accounts payable and accruals presented in the accompanying consolidated balance sheet.  We believe that the Corporation was able to negotiate such favorable terms as a result of the then prevailing economic environment and its access to the liquidity necessary to complete the acquisition.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

2011 Acquisition

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

Although the closing date of the transaction was February 7, 2011, the consideration amount was determined using AH’s financial position as of January 31, 2011 and as such, TSS has acquired the net assets held by AH as of that date.  Therefore, we have recorded an allocation of the purchase price to AH tangible and intangible assets acquired and liabilities assumed based on their fair value as of January 31, 2011.  Goodwill has been recorded based on the amount by which the purchase price exceeds the fair value of the net assets acquired.  Goodwill will not be deductible for tax purposes and is attributable to synergies and economies of scale expected from the acquisition.  The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition.

Investments and cash and cash equivalents	$71,060
Premiums and other receivables	23,563
Property and equipment	1,665
Intangible assets	33,660
Other assets	10,746
Claim liabilities	(43,047)
Accounts payable and accrued liabilities	(27,770)
Deferred tax liability	(10,098)
Total net assets	$59,779

Goodwill	$24,971

At January 31, 2011, we recognized intangible assets of $33,660 and goodwill of $24,971 within the consolidated other assets.  During the three months ended March 31, 2012 and March 31, 2011, we recognized amortization expense related to the intangible assets resulting from the AH transaction of $1,795 and $1,386, respectively.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

March 31,
2011
Operating revenues	$541,861
Net income	$11,165
Basic net income per share	$0.39
Diluted net income per share	$0.39

The above pro forma operating revenues and net income considers the following estimated acquisition adjustments:

•
Amortization of intangible assets – based on the estimated fair value of the tangible net assets acquired from AH, we estimate that we will recognize in our consolidated balance sheet intangible assets of approximately $58,631 million, including goodwill.  We considered amortization expense for the quarter ended 2011 of $2.1 million.

•	Net investment income - this pro forma adjustment represents the anticipated bond discount amortization of approximately $29 for the quarter ended March 31, 2011.

•
Current income tax expense – we recognized the tax effect of the other pro forma adjustments done to the statement of earnings.  During the quarter ended March 31, 2011 the Corporation and AH were subject to Puerto Rico income taxes as a regular corporation at the then enacted tax rate of 30%.

(15)	Subsequent Events

The Corporation evaluated subsequent events through the date that these consolidated interim financial statements were issued.

No other events have occurred that require disclosure or adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months ended March 31, 2012.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2011.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (“PDP”)) markets.  In the Commercial market we are the largest provider of managed care products.  We offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Reform (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (“Medicaid”), by administering the provision of the physical health component in designated service regions in Puerto Rico.

We have the exclusive right to use the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.  As of March 31, 2012 we serve approximately 1,700,000 members across all regions of Puerto Rico and U.S. Virgin Islands.  For the three months ended March 31, 2012, our managed care segment represented approximately 91% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.  Our life insurance segment had a market share of approximately 14% (in terms of direct premiums) during the year ended December 31, 2010.  Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) for the year ended December 31, 2011.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (“TSS”) and Socios Mayores en Salud Holdings, Inc. (from now on referred to as “American Health” or “AH”).  TSS is a Blue Cross Blue Shield Association (“BCBSA”) licensee, which provides us with exclusive use of the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 5% and 4%, respectively, of our consolidated premiums earned, net for the three months ended March 31, 2012.

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

	Three months ended
	March 31,
(Dollar amounts in millions)	2012	2011
Premiums earned, net:
Managed care	$495.8	$433.3
Life insurance	30.0	27.0
Property and casualty insurance	22.2	25.7
Intersegment premiums earned	(0.7)	(0.7)
Consolidated premiums earned, net	$547.3	$485.3
Administrative service fees:
Managed care	$28.7	$7.6
Intersegment administrative service fees	(1.2)	(1.0)
Consolidated administrative service fees	$27.5	$6.6
Operating income:
Managed care	$7.4	$12.4
Life insurance	4.4	4.2
Property and casualty insurance	(1.4)	1.0
Intersegment and other	(1.5)	0.8
Consolidated operating income	$8.9	$18.4

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

Recent Developments

“Federal Regulation”

On April 12, 2012, CMS issued a final rule (the “2012 Final Rule”), effective June 1, 2012, to implement certain changes to the Medicare Advantage and Part D programs mandated by the Patient Protection and Affordable Care Act of 2010, as amended (“ACA”), including strengthening CMS’ ability to remove poor performers from the Medicare Advantage and Part D programs beginning in 2015.  Under the 2012 Final Rule, beginning with Medicare contract year 2015, CMS will have the authority to terminate its contract with any Medicare Advantage or Part D plan for substantial contract non-compliance, or refuse to renew such plan, if the plan fails to achieve an overall Star Rating of three stars (out of five) for any consecutive three (3) year period.  Although CMS has issued annual Star Ratings for Part D plans since 2007 and for Medicare Advantage plans since 2008, CMS will use Star Ratings issued for Medicare contract years 2013 and beyond in implementing the 2012 Final Rule.  Thus, contract year 2015 will be the first year in which CMS will have the authority under the 2012 Final Rule to terminate a Medicare Advantage or Part D plan from participation in the federal program based on a plan’s ratings for contract years 2013, 2014 and 2015. CMS issues Star Ratings on a prospective basis, typically in the fall preceding the contract year.   The 2012 Final Rule provides CMS the authority to use the lower Star Ratings as a means to invoke its existing authority under Section 1857(c)(2) of the Social Security Act to terminate a contract  when CMS determines that the Medicare Advantage or Part D plan has failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage or Part D program.

Furthermore, CMS has informed plans nationwide of its intention to implement a series of initiatives beginning in 2012 to encourage beneficiaries to receive care through plans that receive Star Ratings of 3 stars or higher.  These initiatives include: (i) permitting beneficiaries upon request to change during the 2012 contract year to a plan with a 3 Star Rating or higher rating if one is available in the beneficiary’s area; (ii) notifying beneficiaries in low rated plans of their plan’s low rating and advising them of their ability to elect another plan with a Star Rating of 3 or higher in 2013; (iii) limiting a low rated plan’s ability to accept enrollments online through the Medicare Plan Finder; and (iv) limiting the scope and detail of information about low rated plans set forth in the CMS Medicare & You handbook.

See Item 1A of Part II of this quarterly report on Form 10Q for the impact this regulatory development may potentially have on our Medicare Advantage and Part D plans.

Business Acquisition

On January 18, 2012, TSM completed the acquisition of 90.8% of the outstanding capital stock of a health clinic in Puerto Rico.  The cost of this acquisition was approximately $3.5 million, funded with unrestricted cash.  The consolidated results of operations and financial condition of the Corporation included in this Quarterly Report on Form 10-Q reflects the results of operations of this acquisition from January 18, 2012 and were included within our other non-reportable segments.  We are currently in the process of completing the identification and valuation of intangible assets; thus, as of this date it is not possible to determine the allocation of the purchase price to the net assets acquired.  For additional information regarding this acquisition, please see note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of March 31,
	2012	2011
Managed care enrollment:
Commercial 1	707,768	719,982
Medicare 2	120,007	103,794
Medicaid 3	876,230	-
Total	1,704,005	823,776
Managed care enrollment by funding arrangement:
Fully-insured	608,639	602,703
Self-insured	1,095,366	221,073
Total	1,704,005	823,776

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
(3)	All are self-funded members.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended
	March 31,
(Dollar amounts in millions)	2012	2011
Revenues:
Premiums earned, net	$547.3	$485.3
Administrative service fees	27.5	6.6
Net investment income	11.2	11.8
Other operating revenues	1.0	-
Total operating revenues	587.0	503.7
Net realized investment gains	1.7	5.9
Net unrealized investment loss on trading securities	-	(1.2)
Other income, net	1.1	-
Total revenues	589.8	508.4
Benefits and expenses:
Claims incurred	475.6	402.6
Operating expenses	102.5	82.7
Total operating expenses	578.1	485.3
Interest expense	2.6	3.1
Total benefits and expenses	580.7	488.4
Income before taxes	9.1	20.0
Income tax expense	1.6	9.6
Net income attributable to TSM	$7.5	$10.4

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Revenues

Consolidated premiums earned, net increased by $62.0 million, or 12.8%, to $547.3 million during the three months ended March 31, 2012 when compared to the three months ended March 31, 2011; mostly due to the higher member months enrollment in the Medicare and Commercial business attributed to new members acquired from AH and organic growth.

The consolidated administrative service fees of $27.5 million is $20.9 million, or 316.7%, higher in the 2012 period reflecting a higher amount of self-insured contracts after resuming our participation in the Medicaid sector.

Net Realized Investment Gains

Consolidated net realized investment gains of $1.7 million during the 2012 period are the result of net realized gains, mainly from the sale of debt and equity securities.

Claims Incurred

Consolidated claims incurred increased by $73.0 million, or 18.1%, to $475.6 million during the three months ended March 31, 2012 when compared to the claims incurred during the three months ended March 31, 2011, mostly in the Managed Care segment.  This increased claims incurred of the Managed Care segment result from the additional business related to the AH acquisition and higher utilization and cost trends in the Medicare business.  The consolidated loss ratio increased by 390 basis points to 86.9%.

Operating Expenses

Consolidated operating expenses during the three months ended March 31, 2012 increased by $19.8 million, or 23.9%, to $102.5 million as compared to the operating expenses during the three months ended March 31, 2012.  For the three months ended March 31, 2012, the consolidated operating expense ratio increased by 100 basis points to 17.8%, reflecting a higher amount of self-insured contracts after resuming our participation in the Medicaid sector.

Income Tax Expense

Consolidated income tax expense during the three months ended March 31, 2012 decreased by $8.0 million, to $1.6 million, as compared to the income tax expense during the three months ended March 31, 2011 and the effective tax rate decreased by 3040 basis points to 14.1%.  The consolidated income tax expense for the three months ended March 31, 2011 includes a one-time charge of $6.4 million resulting from a reduction of the net deferred tax assets following the enactment of the new Puerto Rico tax reform, which was effective January 2011, that reduced the maximum corporate income tax rate from 39% to approximately 30%.  Also contributing to the lower effective tax rate in 2012 is a reduction in the taxable income of the Managed Care segment, which operates at a higher effective tax rate.

Managed Care Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2012	2011
Operating revenues:
Medical premiums earned, net:
Commercial	$241.6	$236.4
Medicare	254.2	194.1
Medicaid	-	2.8
Medical premiums earned, net	495.8	433.3
Administrative service fees	28.7	7.6
Net investment income	3.9	4.2
Total operating revenues	528.4	445.1
Medical operating costs:
Medical claims incurred	448.5	378.4
Medical operating expenses	72.5	54.3
Total medical operating costs	521.0	432.7
Medical operating income	$7.4	$12.4
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,467,148	1,463,381
Self-funded	659,500	724,159
Total Commercial member months	2,126,648	2,187,540
Medicare:
Medicare Advantage	329,944	246,468
Stand-alone PDP	25,271	26,567
Total Medicare member months	355,215	273,035
Medicaid member months - self-funded	2,612,958	-
Total member months	5,094,821	2,460,575
Medical loss ratio	90.5%	87.3%
Operating expense ratio	13.8%	12.3%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Medical Operating Revenues

Medical premiums earned for the three months ended March 31, 2012 increased by $62.5 million, or 14.4%, to $495.8 million when compared to the medical premiums earned during the three months ended March 31, 2011.  This increase is principally the result of the following:

●
Medical premiums generated by the Medicare business increased during the three months ended March 31, 2012 by $60.1 million to $254.2 million.  This fluctuation is the result of an overall increase in the member months enrollment of this business by 82,180, or 30.1%, when compared with the same period in 2011.  Increase in member months enrollment was attributed to increased sales across all our Medicare Advantage products, as well as to the effect of presenting the members acquired from AH for a full quarter in 2012 and only two months in 2011.

●
Medical premiums generated by the Commercial business increased by $5.2 million, or 2.2%, to $241.6 million during the three months ended March 31, 2012.  This fluctuation is primarily the result of an increase in member months enrollment by 3,767, or 0.3%; together with higher average premium rates in rated group policies by approximately 1.9%.

●
Decrease in medical premiums earned in the Medicaid business of $2.8 million results from the termination of the Medicaid fully-insured contracts in the last quarter of the year ended December 31, 2010.

Administrative service fees increased by $21.1 million, or 277.6%, to $28.7 million during the three months ended March 31, 2012.  This fluctuation primarily results from the member months enrollment from the miSalud contract effective November 1, 2011.

Medical Claims Incurred

Medical claims incurred during the three months ended March 31, 2012 increased by $70.1 million, or 18.5%, to $448.5 million when compared to the three months ended March 31, 2011.  The medical loss ratio (“MLR”) of the segment increased 320 basis points during the 2012 period, to 90.5%.  These fluctuations are primarily attributed to the effect of the following:

●
The medical claims incurred of the Medicare business increased by $63.0 million, or 37.3%, during the 2012 period and its MLR increased by 420 basis points, to 91.0%.  The MLR excluding the effect of prior period reserve developments and risk-score premium adjustments in the 2012 and 2011 periods presented an increase of 420 basis points mostly as the result of higher utilization and cost trends in AH, particularly in pharmacy services.

●
The medical claims incurred of the Medicaid business for the three months ended March 31, 2012 increased by $4.9 million mostly because of a favorable prior period reserve development recognized in the 2011 period after the termination of the Medicaid fully-insured contracts effective September 30, 2010.

●
The medical claims incurred of the Commercial business increased by $2.2 million, or 1.1%, during the 2012 period and its MLR decreased by 110 basis points.  The MLR excluding the effect of prior period reserve developments in the 2012 and 2011 periods presented an increase of 60 basis points mostly as the result of moderate premium rate increases and slightly higher utilization trends.

Medical Operating Expenses

Medical operating expenses for the three months ended March 31, 2012 increased by $18.6 million, or 34.3%, to $72.9 million when compared to the three months ended March 31, 2011, primarily resulting from the higher member month enrollment in 2012.  The operating expense ratio increased by 160 basis points, from 12.3% in 2011 to 13.9% in 2012, reflecting a higher amount of self-insured contracts after resuming our participation in the Medicaid sector.

Life Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2012	2011
Operating revenues:
Premiums earned, net:
Premiums earned	$32.0	$28.5
Premiums earned ceded	(2.0)	(1.5)
Premiums earned, net	30.0	27.0
Net investment income	4.9	4.4
Total operating revenues	34.9	31.4
Operating costs:
Policy benefits and claims incurred	14.8	12.6
Underwriting and other expenses	15.7	14.6
Total operating costs	30.5	27.2
Operating income	$4.4	$4.2
Additional data:
Loss ratio	49.3%	46.7%
Operating expense ratio	52.3%	54.1%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Revenues

Premiums earned, net for the three months ended March 31, 2012 increased by $3.0 million, or 11.1% to $30.0 million when compared to the three months ended March 31, 2011 as a result of overall business growth.  Such increase is mostly noted in the Individual Life and Cancer business, which presented a combined year over year increase of $2.6 million, or 10.1%.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the three months ended March 31, 2012 increased by $2.2 million, or 17.5%, to $14.8 million when compared to the three months ended March 31, 2011.  This is as a result of the growth experienced in the Cancer line of business, as well as to an increase in the liability for future policy benefits, which is driven by new business subscribed during the period and to improved persistency in the Individual Life line of business.  As a result, the loss ratio for the period increased from 46.7% in 2011 to 49.3% in 2012, or 260 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the three month period ended March 31, 2012 increased $1.1 million, or 7.5%, to $15.7 million when compared to the three months ended March 31, 2011.  The increase is mostly related to higher commission expense as a result of higher sales during the 2012 period.  The increased volume of business during the three months ended March 31, 2012 resulted in a lower operating expense ratio, which decreased by 180 basis points from 54.1% in 2011 to 52.3% in 2012.

Property and Casualty Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2012	2011
Operating revenues:
Premiums earned, net:
Premiums written	$33.8	$32.0
Premiums ceded	(14.2)	(14.5)
Change in unearned premiums	2.6	8.2
Premiums earned, net	22.2	25.7
Net investment income	2.2	2.2
Total operating revenues	24.4	27.9
Operating costs:
Claims incurred	12.8	11.6
Underwriting and other expenses	13.0	15.3
Total operating costs	25.8	26.9
Operating (loss) income	$(1.4)	$1.0
Additional data:
Loss ratio	57.7%	45.1%
Operating expense ratio	58.6%	59.5%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Operating Revenues

Total premiums written during the three months ended March 31, 2012 increased by $1.8 million, or 5.6%, to $33.8 million, mostly resulting from higher sales in the Medical Malpractice, Commercial Auto and Commercial Multi-peril insurance products.

Premiums ceded to reinsurers during the three months ended March 31, 2012 decreased by $0.3 million, or 2.1%, to $14.2 million.  The ratio of premiums ceded to premiums written decreased by 330 basis points, from 45.3% in 2011 to 42.0% in 2012, mostly due to the effect of a reinsurance portfolio transfer resulting from changes in the reinsurance program in the 2011 period.  This portfolio transfer had the effect of increasing the premiums ceded for the three months ended March 31, 2011 by $1.3 million.

The change in unearned premiums presented a decrease of $5.6 million, to $2.6 million during the three months ended March 31, 2012, primarily as the result of the higher volume of premiums written in 2012.

Claims Incurred

Claims incurred during the three months ended March 31, 2012 increased by $1.2 million, or 10.3%, to $12.8 million.  The loss ratio increased by 1260 basis points, to 57.7% during this period as a result of unfavorable loss experience in the Commercial Auto line of business, primarily resulting from the receipt of several large auto liability claims that together had the effect of increasing 2012 claims incurred by approximately $1.0 million.  This segment also experienced a higher count of reported claims during this year.

Underwriting and Other Expenses

Underwriting and other operating expenses for the three months ended March 31, 2012 decreased by $2.3 million, or 15.0%, to $13.0 million.  The operating expense ratio decreased by 90 basis points during the same period, to 58.6% in 2012, primarily due to a lower amortization of deferred acquisition costs, as a result of higher premiums, and other operating expenses.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended
	March 31,
(Dollar amounts in millions)	2012	2011
Sources of cash:
Cash provided by operating activities	$74.2	$101.5
Proceeds from policyholder deposits	6.5	1.8
Other	5.6	3.5
Total sources of cash	86.3	106.8
Uses of cash:
Net purchases of investment securities	(15.2)	(2.8)
Capital expenditures	(2.8)	(4.0)
Repurchase and retirement of common stock	-	(1.6)
Proceeds from exercise of stock options	0.3	0.1
Cash settlements of stock options	-	(1.3)
Repayments of long-term borrowings	(0.5)	(0.4)
Repayments of short-term borrowings	-	(15.6)
Surrenders of policyholder deposits	(1.7)	(1.8)
Acquisition of business, net of cash of $0.8 and $29.4 million in 2012 and 2011, respectively	(2.7)	(54.0)
Total uses of cash	(22.6)	(81.4)
Net increase in cash and cash equivalents	$63.7	$25.4

Cash flow from operating activities decreased by $27.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, principally due to an increase in claims paid and cash paid to suppliers and employees by $70.7 million and $11.0 million, respectively, increase in the amount of income taxes paid by $10.5 million mostly as the result of the acquisition of income tax credits, and lower net proceeds from our trading portfolio by $20.6 million.  These fluctuations are offset in part by the effect of higher premiums collections by $84.1 million primarily resulting from the collection in advance of the CMS payment corresponding to the April 2012 premiums and to the Managed Care segment’s higher membership enrollment.

Net acquisition of investment securities were $12.4 million higher during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, primarily resulting from the investment of excess cash flows from operations.

During the three months ended March 31, 2012 we received $6.5 million in policyholder deposits, this represents an increase $4.7 million when compared to the prior year and is the result of new annuity products that are more attractive to prospective policyholders.

Net payments of short-term borrowings decreased by $15.6 million during the three months ended March 31, 2012, addressing timing differences between cash receipts and disbursements.

In the 2011 period we cash-settled 243,500 stock options for $1.3 million, its fair value on settlement date.  No cash settlement of stock options occurred during the three months ended March 31, 2012.

During the three months ended March 31, 2011 we paid approximately $1.6 million under the $30.0 million share repurchase program.  No share repurchases were paid during the 2012 period.

On January 18, 2012, we acquired a controlling stake in a health clinic in Puerto Rico at a cost of $2.7 million, net of $0.8 million of cash acquired.  On February 7, 2011, we acquired AH at a cost of $54.0 million, net of $29.4 million of cash acquired.

The increase of $2.1 million in the other sources of cash is attributed to changes in the amount of outstanding checks over bank balances in the 2011 period.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of March 31, 2012, we had $185.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of March 31, 2012.

As of March 31, 2012, we had the following long-term borrowings:

●	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

●
On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).  On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

●
On November 1, 2010, we entered in a $25.0 million arrangement to sell securities under repurchase agreements that matures on November 2015.  This repurchase agreement pays interests on a quarterly basis at 1.96%. At March 31, 2012 investment securities available for sale with fair value of $28.1 million (face value of $27.8 million) were pledged as collateral under this agreement.

The 6.6% notes and the 6.7% notes contain certain non-financial covenants.  At March 31, 2012, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of March 31, 2012, this secured loan had an outstanding balance of $19.0 million and average annual interest rate of 1.59%.

This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of March 31, 2012 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

As part of the acquisition transaction of the controlling stake in a health clinic, we assumed a term loan with balance of $13,759 as of March 31, 2012. The loan requires monthly payments of $81, including principal and interest, is due on December 23, 2014 and bears interest at an annual rate of 4.75%

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business.  We have exposure to market risk mostly in our investment activities.  For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices.  No material changes have occurred in our exposure to financial market risks since December 31, 2011.  A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of the chief executive officer and corporate controller, conducted an evaluation of the effectiveness of the “disclosure controls and procedures” (as such term is defined under Exchange Act Rule 13a-15(e)) of the Corporation and its subsidiaries, except for the health clinic company in which we acquired a controlling interest in January 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, our chief executive officer and corporate controller have concluded that as of March 31, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (without considering those of the recently acquired controlling interest in a health clinic company) are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and corporate controller completed the evaluation referred to above.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports , our management determined that it would exclude the recently acquired controlling interest in a health clinic company from the scope of its assessment of internal control over financial reporting as of March 31, 2012.  The reason for this exclusion is that we acquired this controlling interest in January 2012 and it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment.  Accordingly, management has excluded the health clinic company from its assessment of internal control over financial reporting as of March 31, 2012.  The health clinic company’s total assets and operating revenue represent 1.0% and 0.3%, respectively of the related consolidated total assets and operating revenues as of and for the three months ended March 31, 2012.

Changes in Internal Controls Over Financial Reporting

On February 7, 2011, we completed the acquisition of American Health (AH), which had not been previously subject to a review of internal controls over financial reporting under the Sarbanes Oxley Act of 2002 (SOX).  We immediately began the process of integrating AH’s operations, including internal controls over financial reporting and implementing SOX requirements to AH’s operations. AH operations represent 21% of consolidated operating revenues for the three months ended March 31, 2012 and total assets associated with AH (including intangible assets and goodwill) represent 10% of our consolidated total assets as of March 31, 2012.

Except as described above, no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

The following text updates the disclosure included in Item 1A as Part I of our Annual Report on Form 10-K for year ended December 31, 2011 under the subcaption “As a Medicare Advantage program participant, we are subject to complex regulations.  If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties, and our Medicare Advantage contracts may be terminated or our operations may be required to change in a manner that has a material impact on our business.”

Under recently promulgated CMS regulations to implement certain ACA requirements that will become effective on June 1, 2012, CMS will have the authority not to renew our contracts at the beginning of 2015 based solely on our Star Ratings if our ratings do not improve to three or more stars for at least one of the three contract years starting in 2013 and ending is 2015.  See the subcaption “Recent Developments—Federal Regulation” in Item 2 of Part I of this quarterly report on Form 10-Q.  In addition, CMS has the existing authority to terminate any of our Medicare Advantage contracts or our Part D contract before 2014 if it determines that any of these plans has failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage or Part D program.  Any termination or non-renewal of our Medicare Advantage or Part D plans would have a material adverse effect on our business and financial results.

Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) are eligible for a quality bonus in their basic premium rates.  Initially, quality bonuses were limited to the few plans that achieved 4 or more stars as their overall Star Rating, but CMS is using demonstration authority to expand the quality bonus to 3 star plans for a three year period through 2014. Also, beginning in 2012, Medicare Advantage Star Ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%).  In all cases, these rebates percentages are lower than the previous percentage of 75%.

TSS administers three Medicare Advantage plans and one stand-alone Part D plan.  AH administers a single plan covering both Part C (Medicare Advantage) and Part D services.  TSS’s HMO plan (which covers approximately 11,000 members) is rated by CMS at 2 stars, and the other four plans (which cover approximately 109,000 members) are rated by CMS at 2.5 stars, out of a possible five stars.  Two of the plans—the TSS HMO plan and the AH plan—have received Star Ratings of less than 3 stars for three or more consecutive years.  As a consequence, CMS has requested that we submit quality improvement plans for these two plans by June 1, 2012 that set forth an achievable framework to improve the Star Ratings to 3 stars or higher.

Also, CMS is currently conducting full performance audits of all five plans, which could give rise to further corrective action plan requirements.  We are devoting the resources and management attention we believe necessary to improve our Star Ratings, but there can be no assurance that we will be successful in increasing them to 3 stars or higher.  Our failure to achieve Star Ratings of 3 or higher or to otherwise improve our administration of these plans would jeopardize our ability to attract and retain members in our Medicare Advantage and Part D plan, as well as our ability to continue to participate in these federal programs and to successfully bid for future CMS contracts in these programs.  In addition, due to our plans’ current Star Ratings, we are not eligible for full level quality bonuses or increased rebates in 2012 and may not be eligible for such bonuses or rebates in future years, which could adversely affect the benefits such plans can offer, and reduce their membership and profit margins.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description
11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2012 and 2011 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation

Registrant

Date:	May 10, 2012	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date:	May 10, 2012	By:	/s/ Liliana Rivera-Corcino
Liliana Rivera-Corcino, CPA
Corporate Controller