Form 10-Q
period 2012-06-30
TRIPLE-S MANAGEMENT CORP
filed 2012-08-08
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to _____

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2012
Common Stock Class A, $1.00 par value	9,042,809
Common Stock Class B, $1.00 par value	19,354,401

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended June 30, 2012

Part I – Financial Information

Item 1.  Financial Statements

Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2012	2011
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$995,482	$988,894
Equity securities	201,533	144,408
Securities held to maturity, at amortized cost:
Fixed maturities	4,121	13,684
Policy loans	6,167	6,307
Cash and cash equivalents	164,958	71,834
Total investments and cash	1,372,261	1,225,127
Premiums and other receivables, net	322,032	287,184
Deferred policy acquisition costs and value of business acquired	161,724	155,788
Property and equipment, net	97,476	81,872
Deferred tax asset	28,190	28,707
Goodwill	25,397	25,397
Other assets	76,633	76,502
Total assets	$2,083,713	$1,880,577
Liabilities and Stockholders' Equity
Claim liabilities	421,894	391,259
Liability for future policy benefits	264,704	254,194
Unearned premiums	182,920	94,772
Policyholder deposits	94,069	76,753
Liability to Federal Employees' Health Benefits Program (FEHBP)	14,282	19,051
Accounts payable and accrued liabilities	148,207	151,052
Deferred tax liability	27,819	24,603
Short-term borrowings	2,855	-
Long-term borrowings	127,250	114,387
Liability for pension benefits	74,686	77,547
Total liabilities	1,358,686	1,203,618
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at June 30, 2012 and December 31, 2011	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 19,354,401 and 19,321,524 shares at June 30, 2012 and December 31, 2011, respectively	19,354	19,322
Additional paid-in capital	145,306	144,302
Retained earnings	510,278	485,729
Accumulated other comprehensive income	40,707	18,563
Total Triple-S Management Corporation stockholders' equity	724,688	676,959
Noncontrolling interest in consolidated subsididary	339	-
Total stockholders' equity	725,027	676,959
Total liabilities and stockholders’ equity	$2,083,713	$1,880,577

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues:
Premiums earned, net	$582,246	$509,843	$1,129,550	$995,114
Administrative service fees	27,768	6,962	55,292	13,557
Net investment income	11,562	12,654	22,754	24,452
Other operating revenues	1,105	-	2,152	-
Total operating revenues	622,681	529,459	1,209,748	1,033,123
Net realized investment gains	458	6,995	2,136	12,888
Net unrealized investment loss on trading securities	-	(119)	-	(1,260)
Other income, net	(154)	466	916	480
Total revenues	622,985	536,801	1,212,800	1,045,231
Benefits and expenses:
Claims incurred	496,249	427,941	971,893	830,514
Operating expenses	102,268	85,882	204,774	168,593
Total operating costs	598,517	513,823	1,176,667	999,107
Interest expense	2,667	2,957	5,225	6,084
Total benefits and expenses	601,821	516,780	1,182,529	1,005,191
Income before taxes	21,801	20,021	30,908	40,040
Income tax expense (benefit):
Current	3,744	2,147	6,772	1,994
Deferred	1,041	788	(380)	10,590
Total income taxes	4,785	2,935	6,392	12,584
Net income	17,016	17,086	24,516	27,456
Less: Net loss attributable to the noncontrolling interest	19	-	33	-
Net income attributable to Triple-S Management Corporation	$17,035	$17,086	$24,549	$27,456
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.60	$0.59	$0.87	$0.95
Diluted net income per share	$0.60	$0.59	$0.86	$0.95

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$17,016	$17,086	$24,516	$27,456
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	6,484	6,242	20,170	4,601
Defined benefit pension plan:
Actuarial loss, net	1,118	556	2,130	1,178
Prior service credit, net	(82)	(75)	(156)	(164)
Total other comprehensive income (loss), net of tax	7,520	6,723	22,144	5,615
Comprehensive income	24,536	23,809	46,660	33,071
Comprehensive income attributable to noncontrolling interest	19	-	33	-
Comprehensive income attributable to Triple-S Management Corporation	$24,555	$23,809	$46,693	$33,071

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	2012	2011
Balance at January 1	$676,959	$617,272
Share-based compensation	1,360	1,091
Cash settlement of options granted under share-based compensation plan	-	(2,420)
Stock issued upon the exercise of stock options	606	914
Repurchase and retirement of common stock	(930)	(2,282)
Net current period change in comprehensive income	46,693	33,071
Total Triple-S Management Corporation stockholders' equity	724,688	647,646
Noncontrolling interest in consolidated subsididary	339	-
Balance at June 30	$725,027	$647,646

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$24,516	$27,456
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,801	10,565
Net amortization of investments	2,447	913
Provision for doubtful receivables, net	535	1,955
Deferred tax expense (benefit)	(380)	10,590
Net realized investment gain on sale of securities	(2,136)	(12,888)
Net unrealized loss on trading securities	-	1,260
Share-based compensation	1,360	1,091
Proceeds from trading securities sold:
Equity securities	-	21,087
Acquisition of securities in trading portfolio:
Equity securities	-	(628)
(Increase) decrease in assets:
Premium and other receivables, net	(32,625)	43,009
Deferred policy acquisition costs and value of business acquired	(5,936)	274
Other deferred taxes	369	719
Other assets	(3,588)	(7,202)
Increase (decrease) in liabilities:
Claim liabilities	30,635	(2,774)
Liability for future policy benefits	10,510	6,879
Unearned premiums	88,148	(8,821)
Policyholder deposits	1,040	597
Liability to FEHBP	(4,769)	(316)
Accounts payable and accrued liabilities	3,558	(15,783)
Net cash provided by operating activities	125,485	77,983

(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2012	2011
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$55,080	$101,326
Fixed maturities matured/called	64,292	51,443
Equity securities sold	29,217	14,425
Securities held to maturity:
Fixed maturities matured/called	10,580	1,440
Acquisition of investments:
Securities available for sale:
Fixed maturities	(114,064)	(140,417)
Equity securities	(76,134)	(35,334)
Securities held to maturity:
Fixed maturities	(560)	(255)
Other investments	(246)	-
Net inflows (outflows) from policy loans	140	(215)
Acquisition of business, net of cash acquired of $816 and $29,370 in the six months ended June 30, 2012 and 2011, respectively	(2,685)	(54,058)
Net capital expenditures	(5,680)	(8,460)
Net cash used in investing activities	(40,060)	(70,105)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(10,135)	(13,008)
Net change in short-term borrowings	2,855	42,740
Repayments of long-term borrowings	(976)	(25,820)
Repurchase and retirement of common stock	(637)	(1,557)
Cash settlements of stock options	-	(2,420)
Proceeds from exercise of stock options	316	189
Proceeds from policyholder deposits	19,587	7,679
Surrenders of policyholder deposits	(3,311)	(3,330)
Net cash provided by financing activities	7,699	4,473
Net increase in cash and cash equivalents	93,124	12,351
Cash and cash equivalents:
Beginning of period	71,834	45,021
End of period	$164,958	$57,372

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited.  In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us”, and “our” refer to Triple-S Management Corporation and its subsidiaries.  The consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the U.S. (GAAP) for complete financial statements.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such consolidated interim financial statements have been included.  The results of operations for the three months and six months ended June 30, 2012 are not necessarily indicative of the results for the full year.

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

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the six months ended June 30, 2012 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

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

As discussed further in note 14, our Managed Care segment includes the results of operations and financial condition of Socios Mayores en Salud Holdings, Inc. (from now on referred to as “American Health” or “AH”) since February 1, 2011.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following tables summarize the operations by major operating segment for the three months and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating revenues:
Managed Care:
Premiums earned, net	$528,125	$458,305	$1,023,551	$891,108
Administrative service fees	27,768	6,962	55,292	13,557
Intersegment premiums /service fees	1,553	1,440	3,133	2,940
Net investment income	3,953	4,780	7,784	9,001
Total managed care	561,399	471,487	1,089,760	916,606
Life Insurance:
Premiums earned, net	30,693	27,801	60,536	54,759
Intersegment premiums	101	88	195	174
Net investment income	5,160	4,523	10,097	8,930
Total life insurance	35,954	32,412	70,828	63,863
Property and Casualty Insurance:
Premiums earned, net	23,428	23,737	45,463	49,247
Intersegment premiums	154	154	307	307
Net investment income	2,272	2,373	4,497	4,583
Total property and casualty insurance	25,854	26,264	50,267	54,137
Other segments: *
Intersegment service revenues	3,622	3,794	7,253	7,642
Operating revenues from external sources	1,106	2	2,154	4
Total other segments	4,728	3,796	9,407	7,646
Total business segments	627,935	533,959	1,220,262	1,042,252
TSM operating revenues from external sources	141	487	304	949
Elimination of intersegment premiums	(1,808)	(1,682)	(3,635)	(3,421)
Elimination of intersegment service fees	(3,622)	(3,794)	(7,253)	(7,642)
Other intersegment eliminations	35	489	70	985
Consolidated operating revenues	$622,681	$529,459	$1,209,748	$1,033,123

*
Includes segments that are not required to be reported separately, primarily the data processing services organization, the health clinic as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating income:
Managed care	$18,623	$8,998	$25,991	$21,405
Life insurance	4,034	3,643	8,415	7,915
Property and casualty insurance	3,549	2,043	2,111	3,003
Other segments *	235	137	161	131
Total business segments	26,441	14,821	36,678	32,454
TSM operating revenues from external sources	141	491	304	953
TSM unallocated operating expenses	(4,614)	(2,521)	(8,294)	(5,027)
Elimination of TSM intersegment charges	2,196	2,845	4,393	5,636
Consolidated operating income	24,164	15,636	33,081	34,016
Consolidated net realized investment gains	458	6,995	2,136	12,888
Consolidated net unrealized loss on trading securities	-	(119)	-	(1,260)
Consolidated interest expense	(2,667)	(2,957)	(5,225)	(6,084)
Consolidated other income, net	(154)	466	916	480
Consolidated income before taxes	$21,801	$20,021	$30,908	$40,040

Depreciation and amortization expense:
Managed care	$5,154	$4,625	$10,350	$9,059
Life insurance	170	163	328	325
Property and casualty insurance	143	387	298	777
Other segments*	227	-	401	-
Total business segments	5,694	5,175	11,377	10,161
TSM depreciation expense	215	202	424	404
Consolidated depreciation and amortization expense	$5,909	$5,377	$11,801	$10,565

*
Includes segments that are not required to be reported separately, primarily the data processing services organization, the health clinic as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2012	2011
Assets:
Managed care	$979,864	$832,850
Life insurance	649,673	610,118
Property and casualty insurance	356,962	348,480
Other segments *	36,044	15,846
Total business segments	2,022,543	1,807,294
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	50,744	53,172
Property and equipment, net	21,860	22,269
Other assets	27,636	27,794
	100,240	103,235
Elimination entries-intersegment receivables and others	(39,070)	(29,952)
Consolidated total assets	$2,083,713	$1,880,577

*
Includes segments that are not required to be reported separately, primarily the data processing services organization, the health clinic as well as the third-party administrator of managed care services.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2012 and December 31, 2011, were as follows:

	June 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$61,994	$4,893	$-	$66,887
U.S. Treasury securities and
obligations of U.S. government instrumentalities	39,455	2,064	-	41,519
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	70,293	1,464	(61)	71,696
Municipal securities	411,422	53,383	(10)	464,795
Corporate bonds	109,002	21,615	(16)	130,601
Residential mortgage-backed securities	25,000	710	(29)	25,681
Collateralized mortgage obligations	189,920	4,679	(296)	194,303
Total fixed maturities	907,086	88,808	(412)	995,482
Equity securities:
Common stocks	66	4,012	-	4,078
Mutual funds	185,699	13,035	(1,279)	197,455
Total equity securities	185,765	17,047	(1,279)	201,533
Total	$1,092,851	$105,855	$(1,691)	$1,197,015

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:

Obligations of government-sponsored enterprises	$75,429	$5,392	$-	$80,821
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,544	2,311	-	41,855
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	83,685	2,584	(10)	86,259
Municipal securities	394,201	40,094	(116)	434,179
Corporate bonds	109,024	20,268	(148)	129,144
Residential mortgage-backed securities	8,367	748	-	9,115
Collateralized mortgage obligations	203,305	4,586	(370)	207,521
Total fixed maturities	913,555	75,983	(644)	988,894
Equity securities:
Common stocks	66	3,257	-	3,323
Perpetual preferred stocks	1,000	-	(101)	899
Mutual funds	137,101	5,453	(2,368)	140,186
Total equity securities	138,167	8,710	(2,469)	144,408
Total	$1,051,722	$84,693	$(3,113)	$1,133,302

	June 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:

Obligations of government-sponsored enterprises	$1,793	$137	$-	$1,930
U.S. Treasury securities and obligations of U.S. government instrumentalities	625	240	-	865
Residential mortgage-backed securities	449	40	-	489
Certificates of deposit	1,254	-	-	1,254
Total	$4,121	$417	$-	$4,538

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$1,793	$173	$-	$1,966
U.S. Treasury securities and obligations of U.S. government instrumentalities	624	223	-	847
Corporate bonds	9,839	130	-	9,969
Residential mortgage-backed securities	479	42	-	521
Certificates of deposit	949	-	-	949
Total	$13,684	$568	$-	$14,252

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	$16,315	$(61)	2	$-	$-	-	$16,315	$(61)	2
Municipal securities	9,716	(10)	2	-	-	-	9,716	(10)	2
Corporate bonds	847	(16)	1	-	-	-	847	(16)	1
Residential mortgage-backed securities	7,507	(29)	2	-	-	-	7,507	(29)	2
Collateralized mortgage obligations	20,570	(243)	5	9,665	(53)	2	30,235	(296)	7
Total fixed maturities	54,955	(359)	12	9,665	(53)	2	64,620	(412)	14
Equity securities:
Mutual funds	37,143	(1,165)	12	2,386	(114)	1	39,529	(1,279)	13
Total equity securities	37,143	(1,165)	12	2,386	(114)	1	39,529	(1,279)	13
Total for securities available for sale	$92,098	$(1,524)	24	$12,051	$(167)	3	$104,149	$(1,691)	27

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2011
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Obligations of government-Commonwealth of Puerto Rico and its instrumentalities	$6,073	$(10)	3	$-	$-	-	$6,073	$(10)	3
Municipal securities	16,726	(116)	5	-	-	-	16,726	(116)	5
Corporate bonds	3,790	(85)	3	800	(63)	1	4,590	(148)	4
Collateralized mortgage obligations	29,813	(274)	7	1,611	(96)	1	31,424	(370)	8
Total fixed maturities	56,402	(485)	18	2,411	(159)	2	58,813	(644)	20
Equity securities:
Perpetual preferred stocks	-	-	-	899	(101)	1	899	(101)	1
Mutual funds	37,943	(2,270)	18	1,917	(98)	1	39,860	(2,368)	19
Total equity securities	37,943	(2,270)	18	2,816	(199)	2	40,759	(2,469)	20
Total for securities available for sale	$94,345	$(2,755)	36	$5,227	$(358)	4	$99,572	$(3,113)	40

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

Corporate bonds:  The position in this category is a commercial mortgage backed security with an investment grade credit rating.  The unrealized loss of this position was mostly caused by fluctuations in interest rates and credit spreads.  The Corporation does not consider this investment other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality, the Corporation does not intend to sell the investment and it is more likely than not that the Corporation will not be required to sell this position before recovery of its amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows.

Residential mortgage-backed securities and Collateralized mortgage obligations:  The unrealized losses on investments in residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”) were mostly caused by fluctuations in interest rates and credit spreads.  The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise.  The amortized cost and fair value of the Corporation’s investments in private CMOs at an unrealized loss position as of June 30, 2012 amounted to $5,216 and $5,152, respectively.  Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Corporation owns.  The Corporation does not consider these investments other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality, the Corporation does not intend to sell the investments and it is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Maturities of investment securities classified as available for sale and held to maturity at June 30, 2012 were as follows:

	June 30, 2012
	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$13,278	$13,387
Due after one year through five years	165,989	174,515
Due after five years through ten years	125,741	142,286
Due after ten years	387,158	445,310
Residential mortgage-backed securities	25,000	25,681
Collateralized mortgage obligations	189,920	194,303
	$907,086	$995,482
Securities held to maturity:
Due in one year or less	$1,254	$1,254
Due after five years through ten years	1,793	1,930
Due after ten years	625	865
Residential mortgage-backed securities	449	489
	$4,121	$4,538

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Information regarding realized and unrealized gains and losses from investments for the three months and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011

Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$558	$6,928	$1,632	$7,149
Gross losses from sales	(76)	(84)	(189)	(235)
Total debt securities	482	6,844	1,443	6,914
Equity securities:
Trading securities:
Gross gains from sales	-	76	-	3,866
Gross losses from sales	-	(64)	-	(428)
	-	12	-	3,438
Securities available for sale:
Gross gains from sales	224	139	1,462	2,631
Gross losses from sales	(248)	-	(769)	(95)
	(24)	139	693	2,536
Total equity securities	(24)	151	693	5,974
Net realized gains on securities	$458	$6,995	$2,136	$12,888

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Changes in net unrealized gains (losses):
Recognized in income:
Equity securities – trading	$-	$(119)	$-	$(1,260)
Recognized in accumulated other comprehensive income (loss):
Fixed maturities – available for sale	11,217	7,449	13,057	5,472
Equity securities – available for sale	(3,580)	236	9,527	244
	$7,637	$7,685	$22,584	$5,716
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(17)	$(120)	$(151)	$(242)

The deferred tax liability/asset related to unrealized gains and losses, respectively, recognized in accumulated other comprehensive income/ (loss) during the six months ended June 30, 2012 and 2011 aggregated to $3,377 and $1,115, respectively.

As of June 30, 2012 and December 31, 2011, no individual investment in securities exceeded 10% of stockholders’ equity.

Components of net investment income were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Fixed maturities	$9,448	$11,509	$19,347	$22,579
Equity securities	1,740	604	2,693	914
Policy loans	116	112	231	220
Cash equivalents and interest-bearing deposits	27	202	54	285
Other	231	227	429	454
Total	$11,562	$12,654	$22,754	$24,452

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
	2012	2011
Premiums	$119,534	$105,177
Self-funded group receivables	79,921	64,053
FEHBP	11,640	11,062
Agent balances	41,842	37,421
Accrued interest	10,244	10,788
Reinsurance recoverable	48,476	48,828
Other	34,776	33,721
	346,433	311,050
Less allowance for doubtful receivables:
Premiums	15,804	14,299
Other	8,597	9,567
	24,401	23,866
Total premiums and other receivables, net	$322,032	$287,184

(6)	Claim Liabilities

The activity in the total claim liabilities for the three months and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Claim liabilities at beginning of period	$403,562	$414,215	$391,259	$360,210
Reinsurance recoverable on claim liabilities	(36,493)	(31,258)	(37,234)	(31,449)
Net claim liabilities at beginning of period	367,069	382,957	354,025	328,761
Claim liabilities acquired from American Health	-	-	-	41,666
Incurred claims and loss-adjustment expenses:
Current period insured events	490,275	426,306	974,804	836,948
Prior period insured events	222	(1,547)	(13,642)	(12,536)
Total	490,497	424,759	961,162	824,412
Payments of losses and loss-adjustment expenses:
Current period insured events	436,321	368,591	677,084	570,477
Prior period insured events	36,475	72,271	253,333	257,508
Total	472,796	440,862	930,417	827,985
Net claim liabilities at end of period	384,770	366,854	384,770	366,854
Reinsurance recoverable on claim liabilities	37,124	31,854	37,124	31,854
Claim liabilities at end of period	$421,894	$398,708	$421,894	$398,708

As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The amount in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended June 30, 2012 is due primarily to higher than anticipated utilization trends.  The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the six months ended June 30, 2012 and for the three months and six months ended June 30, 2011 is due primarily to better than expected utilization trends.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.  The claims incurred disclosed in this table exclude the change in the liability for future policy benefits expense, which amounted to $5,752 and $10,731, during the three months and six months ended June 30, 2012, respectively.  The change in the liability for future policy benefits during the three months and six months ended June 30, 2011 amount to $3,182 and $6,102, respectively.

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

(ii)           Derivative Instruments

Current market pricing models were used to estimate fair value of structured note agreements.  Fair values were determined using market quotations provided by outside securities consultants or prices provided by market makers using observable inputs.  The derivative instrument held by the Corporation matured in May 25, 2012.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following tables summarize fair value measurements by level at June 30, 2012 and December 31, 2011 for assets measured at fair value on a recurring basis:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$66,887	$-	$66,887
U.S. Treasury securities and obligations of U.S government instrumentalities	41,519	-	-	41,519
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	71,696	-	71,696
Municipal securities	-	464,795	-	464,795
Corporate bonds	-	130,601	-	130,601
Residential agency mortgage-backed securities	-	25,681	-	25,681
Collateralized mortgage obligations	-	194,303	-	194,303
Total fixed maturities	41,519	953,963	-	995,482
Equity securities
Common stocks	4,078	-	-	4,078
Mutual funds	122,046	66,395	9,014	197,455
Total equity securities	126,124	66,395	9,014	201,533
Total	$167,643	$1,020,358	$9,014	$1,197,015

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$80,821	$-	$80,821
U.S. Treasury securities and obligations of U.S government instrumentalities	41,855	-	-	41,855
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	86,259	-	86,259
Municipal securities	-	434,179	-	434,179
Corporate bonds	-	129,144	-	129,144
Residential agency mortgage-backed securities	-	9,115	-	9,115
Collateralized mortgage obligations	-	207,521	-	207,521
Total fixed maturities	41,855	947,039	-	988,894
Equity securities
Common stocks	3,323	-	-	3,323
Perpetual preferred stocks	899	-	-	899
Mutual funds	120,651	12,441	7,094	140,186
Total equity securities	124,873	12,441	7,094	144,408
Derivatives (reported within other assets in the consolidated balance sheets)	-	7	-	7
Total	$166,728	$959,487	$7,094	$1,133,309

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the three months and six months ended June 30, 2012 and 2011.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2012 and 2011 is as follows:

	Three months ended
	June 30, 2012			June 30, 2011
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$7,312	$7,312	$-	$1,216	$1,216
Total gains or losses:
Unrealized in other accumulated comprehensive income	-	458	458	-	-	-
Purchases	-	1,244	1,244	-	122	122
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance	$-	$9,014	$9,014	$-	$1,338	$1,338

	Six months ended
	June 30, 2012			June 30, 2011
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$7,094	$7,094	$-	$1,044	$1,044
Total gains or losses:
Unrealized in other accumulated comprehensive income	-	411	411	-	72	72
Purchases	-	2,579	2,579	-	222	222
Transfers in and/or out of Level 3	-	(1,070)	(1,070)	-	-	-
Ending balance	$-	$9,014	$9,014	$-	$1,338	$1,338

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at June 30, 2012 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,167	$-	$6,167	$-	$6,167

Liabilities:
Policyholder deposits	$94,069	$-	$94,069	$-	$94,069
Long-term borrowings:
Loans payable to bank - variable	18,567	-	18,567	-	18,567
Loans payable to bank - fixed	13,683	-	13,683	-	13,683
6.6% senior unsecured notes payable	35,000	-	34,475	-	34,475
6.7% senior unsecured notes payable	35,000	-	34,650	-	34,650
Repurchase agreeement	25,000	-	25,907	-	25,907
Total long-term borrowings	127,250	-	127,282	-	127,282
Total liabilities	$221,319	$-	$221,351	$-	$221,351

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

A summary of the carrying value and fair value of financial instruments not recorded at fair value on our consolidated balance sheet at December 31, 2011 are as follows:

	December 31, 2011
	Carrying	Fair
	amount	value
Assets:
Policy loans	$6,307	$6,307

Liabilities:
Policyholder deposits	$76,753	$76,753
Long-term borrowings:
Loans payable to bank - variable	19,387	19,387
6.6% senior unsecured notes payable	35,000	34,475
6.7% senior unsecured notes payable	35,000	34,650
Repurchase agreeement	25,000	25,739
Total long-term borrowings	114,387	114,251
Total liabilities	$191,140	$191,004

(8)	Share-Based Compensation

Share-based compensation expense recorded during the three months and six months ended June 30, 2012 was $455 and $1,360, respectively.  Share-based compensation expense recorded during the three months and six months ended June 30, 2011 was $298 and $1,091, respectively.  During the six months ended June 30, 2012 and 2011 cash received from stock option exercises was $316 and $189, respectively. The impact of these cash receipts is included within the cash flows from financing activities in the accompanying consolidated statement of cash flows.  During the six months ended June 30, 2012 and 2011, 12,370 and 32,776 shares, respectively, were repurchased and retired as a result of a non-cash exercise of stock options.  Also, during the six months ended June 30, 2011, 432,567 options were cash-settled for $2,420 at its fair value at time of settlement.  No options were exercised or cash-settled during the six months ended June 30, 2012.

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain on	pension	comprehensive
	securities	benefits	income
Balance at January 1	$68,137	$(49,574)	$18,563
Net current period change	20,170	1,974	22,144
Balance at June 30	$88,307	$(47,600)	$40,707

(10)	Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries.  The Corporation and its subsidiaries are subject to Puerto Rico income taxes.  The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income.  As of June 30, 2012, tax years 2007 through 2011 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

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

(11)	Pension Plan

The components of net periodic benefit cost for the three months and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$1,438	$691	$2,746	$1,520
Interest cost	1,963	1,597	3,725	3,501
Expected return on assets	(1,639)	(1,248)	(3,073)	(2,727)
Amortization of prior service benefit	(117)	(108)	(223)	(235)
Amortization of actuarial loss	1,597	795	3,042	1,683
Net periodic benefit cost	$3,242	$1,727	$6,217	$3,742

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Employer contributions:   The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2011 that it expected to contribute $13,000 to its pension program in 2012.  As of June 30, 2012, the Corporation has contributed $6,735 to the pension program.  The Corporation made an additional contribution of $7,500 to fund its pension program in July 2012.

(12)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$17,035	$17,086	$24,549	$27,456
Denominator for basic earnings per share:
Weighted average of common shares	28,349,711	28,847,737	28,341,252	28,796,365
Effect of dilutive securities	116,047	196,996	139,887	213,900
Denominator for diluted earnings per share	28,465,758	29,044,733	28,481,139	29,010,265
Basic net income per share attributable to TSM	$0.60	$0.59	$0.87	$0.95
Diluted net income per share attributable to TSM	$0.60	$0.59	$0.86	$0.95

During the three months ended June 30, 2012 and 2011, and the six months ended June 30 2011, the weighted average of stock option shares of approximately 4,032 was excluded from the denominator for the diluted earnings per share computation because the stock options were anti-dilutive.  There were no anti-dilutive stock options during the six months ended June 30, 2012.

(13)	Contingencies

As of June 30, 2012, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.

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
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Hau et al Litigation (formerly known as Jordan et al)

On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million.  Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million.  Plaintiffs amended their complaint for the third time in December 2010 and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code.  In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Corporation and TSS.  Two of the original plaintiffs were also eliminated from the Third Amended Complaint (“TAC”).  The TAC alleges breach of six Share Acquisition Agreements, breach of the provider contract by way of discriminatory audits and improper payment of services rendered. Plaintiffs also allege a claim for libel and slander against a former President of TSM.  In January 2011, we filed our response and a counterclaim for malicious prosecution and abuse of process.  Discovery has been substantially completed.  On April 13, 2012 the Corporation filed a motion to dismiss and for summary judgment, seeking the dismissal of the TAC, which the plaintiffs opposed.  The Court set oral argument on the dispositive motion for August 27, 2012.  The Corporation is vigorously defending this claim.

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

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Corporation, opposed.  Following months of jurisdictional proceedings in the federal court system, the federal district court in Puerto Rico decided to retain jurisdiction on February 8, 2011.  The defendants filed a joint motion to dismiss the case on the merits, because the complaint fails to state a claim upon which relief can be granted.  On August 31, 2011, the District Court dismissed all of plaintiffs’ claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005, which they have done.   Plaintiffs moved the court to reconsider its August 31, 2011 decision and the defendants did the same arguing that the breach of contract claim failed to state a claim upon which relief can be granted.  On May 2, 2012, the court denied the plaintiffs’ motion.  The parties are awaiting the court’s decision on the defendants’ motion to reconsider its ruling regarding the breach of the contract claim.  In addition, on May 31, 2012, plaintiffs appealed the District Court’s dismissal of their complaint and the denial of plaintiffs’ motion for reconsideration.

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

In one of these cases, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two year statute of limitations contained in the local securities law.  The Court of First Instance determined that the plaintiffs' claims are time barred under the local securities law.  The plaintiffs appealed, and in January 2012, the Puerto Rico Court of Appeals upheld the dismissal, holding that even if the plaintiffs could have survived the securities law’s two year statute of limitations, their complaint was time-barred under the Civil Code’s four year statute of limitations on claims of fraud.  On March 28, 2012 the plaintiffs filed a petition for writ of certiorari before the Puerto Rico Supreme Court that was granted on May 31, 2012.  The plaintiffs’ brief is due on August 24, 2012.  Our reply brief will be due 30 days following receipt of the plaintiffs’ brief.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

In the second case, the Puerto Rico Court of First Instance granted our motion to dismiss on grounds that the complaint was time-barred under the two year statute of limitations contained in the securities law, and the Puerto Rico Court of Appeals confirmed.  Plaintiffs filed a petition for certiorari before the Puerto Rico Supreme Court that was granted on January 20, 2012.  Plaintiffs filed the Petitioners’ brief with the Supreme Court on April 26, 2012.  Defendants filed their Respondents’ brief on May 29, 2012.  The parties are waiting for the Supreme Court’s decision.

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

The fifth case was filed in May 9, 2012.  We filed a motion to dismiss before the Court of First Instance on grounds that the claim is time-barred, which the plaintiffs opposed.  In addition, we filed a petition for certiorari before the Puerto Rico Court of Appeals arguing improper venue.  We are awaiting courts’ decision on both writs.

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

We notified the appropriate Puerto Rico and federal government agencies of these events, and gave public notice of the breaches as required under Puerto Rico and federal law.  We received a number of inquiries and requests for information related to these events from these government agencies and are cooperating with them.  The Puerto Rico government agency that oversees the HIP levied a fine of $100 on TSS in connection with these incidents, but following our request for reconsideration, the agency withdrew the fine until the pertinent federal authorities conclude their investigations of this matter.  On August 16, 2011, the Office for Civil Rights of the U.S. Department of Health and Human Services initiated a review of TSS’s and TCI’s compliance with the security and privacy rules promulgated under the Health Insurance Portability and Accountability Act of 1996, in connection with these data breaches.  The Company at this time cannot reasonably assess the impact of these investigations on the Company.

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

A similar case entitled Maria Margarita Collazo Burgos, et al. v. La Asociación de Suscripcion Conjunta del Seguro de Responsabilidad Obligatorio (“JUA”), et al., was filed against JUA and its members, including TSP, in the Puerto Rico Court of First Instance, San Juan Part on January 28, 2010.  This litigation is a putative class action lawsuit brought on behalf of motor vehicle owners in Puerto Rico.  Plaintiffs in this lawsuit allege that each of the defendants engaged in similar activities and conduct as those alleged in the Torres Ronda litigation and claim the recovery of $225 million for the class pertaining to the acquisition and administration costs of the CLI, allegedly charged in violation of the Puerto Rico Insurance Code’s provisions prohibiting the illegal traffic of premiums.  TSP is vigorously contesting this action.

Given the early stage of these cases, the Corporation cannot assess the probability of an adverse outcome, or the reasonable financial impact that any such outcome may have on the Corporation.  The Corporation intends to vigorously defend these lawsuits.

(14)	Business Combination

2012 Acquisition

On January 18, 2012, TSM completed the acquisition of 90.8% of the outstanding capital stock of a health clinic in Puerto Rico.  The cost of this acquisition was approximately $3,501, funded with unrestricted cash.  The following table summarizes the consideration transferred to acquire the 90.8% stake of the health clinic as of January 18, 2012, date of the acquisition:

Cash	$816
Accounts receivable	3,058
Property and equipment	16,600
Other assets	341
Accounts payable and accrued liabilities	(1,918)
Loans payable	(13,839)
Total net assets	5,058
Fair value of noncontrolling interest	(372)
Total net assets	$4,686

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

At January 31, 2011, we recognized intangible assets of $33,660 which are included within the consolidated other assets.  During the three months and six months ended June 30, 2012, we recognized amortization expense related to the intangible assets resulting from the AH transaction of $1,796 and $3,591, respectively.  During the three months and six months ended June 30, 2011 we recognized $2,079 and $3,465 respectively, of amortization expense related to estimated intangible assets resulting from the AH transaction.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Unaudited
	Three months ended	Six months ended
	June 30, 2011	June 30, 2011
Operating revenues	$529,469	$1,069,729
Net Income	$17,789	$27,618
Basic net income per share	$0.62	$0.96
Diluted net income per share	$0.61	$0.95

The above pro forma operating revenues and net income considers the following estimated acquisition adjustments:

●
Amortization of intangible assets – based on the estimated fair value of the tangible net assets acquired from AH, we estimate that we will recognize in our consolidated balance sheet intangible assets of approximately $58.6 million, including goodwill.  We considered amortization expense for the three months and six months ended June 30, 2011 of $2.1 million and $4.2 million, respectively.

●
Net investment income – this pro forma adjustment represents the anticipated bond discount amortization due to the fair value accounting of investment in securities.  The pro forma information considers approximately $10 and $21 of additional bond discount amortization for the three months and six months ended June 30, 2011, respectively.

●
Current income tax expense – we recognized the tax effect of the other pro forma adjustments done to the statement of earnings.  During the three months and six months ended June 30, 2011 the Corporation and AH were subject to Puerto Rico income taxes as a regular corporation at the then enacted tax rate of 30%.

(15)	Subsequent Event

The Corporation evaluated subsequent events through the date that these consolidated interim financial statements were issued.  No events have occurred that require disclosure or adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and six months ended June 30, 2012.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2011.

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

We have the exclusive right to use the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.  As of June 30, 2012 we serve approximately 1,700,000 members across all regions of Puerto Rico and U.S. Virgin Islands, covering approximately 22% of the Puerto Rico population.  For the six months ended June 30, 2012, our managed care segment represented approximately 91% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.  Our life insurance segment had a market share of approximately 13% (in terms of direct premiums) during the year ended December 31, 2011.  Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) for the year ended December 31, 2011.

We participate in the managed care market through our subsidiary, Triple-S Salud, Inc. (“TSS”) and Socios Mayores en Salud Holdings, Inc. (from now on referred to as “American Health” or “AH”).  TSS is a Blue Cross Blue Shield Association (“BCBSA”) licensee, which provides us with exclusive use of the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 5% and 4%, respectively, of our consolidated premiums earned, net for the six months ended June 30, 2012.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Premiums earned, net:
Managed care	$528.5	$458.7	$1,024.3	$892.0
Life insurance	30.7	27.9	60.7	54.9
Property and casualty insurance	23.6	23.9	45.8	49.5
Intersegment premiums earned	(0.6)	(0.7)	(1.2)	(1.3)
Consolidated premiums earned, net	$582.2	$509.8	$1,129.6	$995.1
Administrative service fees:
Managed care	$28.9	$8.0	$57.6	$15.6
Intersegment administrative service fees	(1.1)	(1.0)	(2.3)	(2.0)
Consolidated administrative service fees	$27.8	$7.0	$55.3	$13.6
Operating income:
Managed care	$18.6	$9.0	$26.0	$21.4
Life insurance	4.0	3.6	8.4	7.9
Property and casualty insurance	3.5	2.0	2.1	3.0
Intersegment and other	(1.9)	1.0	(3.4)	1.7
Consolidated operating income	$24.2	$15.6	$33.1	$34.0

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

Federal Regulation

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

Managed Care Membership

	As of June 30,
	2012	2011
Managed care enrollment:
Commercial 1	$710,115	$706,659
Medicare 2	122,151	104,159
Medicaid 3	889,091	-
Total	$1,721,357	$810,818
Managed care enrollment by funding arrangement:
Fully-insured	607,164	590,297
Self-insured	1,114,193	220,521
Total	$1,721,357	$810,818

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
(3)	All are self-funded members.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Revenues:
Premiums earned, net	$582.2	$509.8	$1,129.5	$995.1
Administrative service fees	27.8	7.0	55.3	13.6
Net investment income	11.5	12.6	22.8	24.4
Other operating revenues	1.2	-	2.2	-
Total operating revenues	622.7	529.4	1,209.8	1,033.1
Net realized investment gains	0.5	7.0	2.1	12.9
Net unrealized investment loss on trading securities	-	(0.1)	-	(1.3)
Other income (expense), net	(0.2)	0.5	0.9	0.5
Total revenues	623.0	536.8	1,212.8	1,045.2
Benefits and expenses:
Claims incurred	496.2	427.9	971.9	830.5
Operating expenses	102.3	85.9	204.8	168.6
Total operating expenses	598.5	513.8	1,176.7	999.1
Interest expense	2.7	3.0	5.2	6.1
Total benefits and expenses	601.2	516.8	1,181.9	1,005.2
Income before taxes	21.8	20.0	30.9	40.0
Income tax expense	4.8	2.9	6.4	12.6
Net income attributable to TSM	$17.0	$17.1	$24.5	$27.4

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operating Revenues

Consolidated premiums earned, net increased by $72.4 million, or 14.2%, to $582.2 million during the three months ended June 30, 2012 when compared to the three months ended June 30, 2011; mostly due to an increase in Managed Care premiums resulting from higher member months enrollment in the Medicare business, overall increase in premiums per member per month, and the receipt of higher risk score adjustments from CMS in 2012 as compared to 2011.

The consolidated administrative service fees of $27.8 million is $20.8 million, or 297.1%, higher in the 2012 period reflecting a higher amount of self-insured contracts after resuming our participation in the Medicaid sector.

Net Realized Investment Gains

Consolidated net realized investment gains of $0.5 million during the 2012 period mostly result from the sale of debt securities.

Claims Incurred

Consolidated claims incurred increased by $68.3 million, or 16.0%, to $496.2 million during the three months ended June 30, 2012 when compared to the claims incurred during the three months ended June 30, 2011. This increase is mostly due to higher claims in the Managed Care segment resulting from higher utilization and cost trends in Medicare business. The claims incurred in the Life segment also increased during this period as the result of higher claims received in the Cancer line of business and to an increase in the liability for future policy benefits. The consolidated loss ratio increased by 130 basis points to 85.2%.

Operating Expenses

Consolidated operating expenses during the three months ended June 30, 2012 increased by $16.4 million, or 19.1%, to $102.3 million as compared to the operating expenses during the three months ended June 30, 2011.  For the three months ended June 30, 2012, the consolidated operating expense ratio increased by 20 basis points to 16.8%, reflecting a higher amount of self-insured contracts after resuming our participation in the Medicaid sector.

Income Tax Expense

Consolidated income tax expense during the three months ended June 30, 2012 increased by $1.9 million, to $4.8 million, as compared to the income tax expense during the three months ended June 30, 2011, mainly as a result of higher taxable income from the Managed Care segment, which operates at a higher effective tax rate.  Consequently, the effective tax rate increased from 14.5% during the three months ended June 30, 2011 to 22.0% during the three months ended June 30, 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Operating Revenue

Consolidated premiums earned, net increased by $134.4 million, or 13.5%, to $1,129.5 million during the six months ended June 30, 2012 when compared to the six months ended June 30, 2011. The increase was mostly the result of the higher member month enrollment in the Medicare and Commercial business, attributed to the new members acquired from AH and organic growth, as well as to the receipt of higher risk score adjustments from CMS in 2012 as compared to 2011.

The increase in administrative service fees of $41.7 million, or 306.6%, to $55.3 million in the 2012 period, is due to higher amount of self-insured contracts after resuming our participation in the Medicaid sector.

Net Realized Investment Gains

Consolidated net realized investment gains of $2.1 million during the 2012 period are the result of net realized gains from the sale of debt and equity securities.

Claims Incurred

Consolidated claims incurred increased by $141.4 million, or 17.0%, to $971.9 million during the six months ended June 30, 2012 when compared to the claims incurred during the six months ended June 30, 2011.  This increased claims incurred of the Managed Care segment result from the additional business related to the AH acquisition and higher utilization and cost trends in the Medicare business. The Life and Property and Casualty segments also experienced increases in claims incurred. The consolidated loss ratio increased by 250 basis points to 86.0%.

Operating Expenses

Consolidated operating expenses during the six months ended June 30, 2012 increased by $36.2 million, or 21.5%, to $204.8 million as compared to the operating expenses during the six months ended June 30, 2011.  For the six months ended June 30, 2012, the consolidated operating expense ratio increased by 60 basis points to 17.3%, reflecting a higher amount of self-insured contracts after resuming our participation in the Medicaid sector effective November 1, 2011.

Income Tax Expense

Consolidated income tax expense during the six months ended June 30, 2012 decreased by $6.2 million to $6.4 million as compared to the income tax expense during the six months ended June 30, 2011.  The consolidated income tax expense for the six months ended June 30, 2011 includes a one-time charge of $6.4 million resulting from a reduction of the net deferred tax assets following the enactment of the new Puerto Rico tax reform, which was effective January 2011, that reduced the maximum corporate income tax rate from 39% to approximately 30%.  This is offset in part by a higher contribution from the Managed Care segment, which operates at a higher effective tax rate.

Managed Care Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Operating revenues:
Medical premiums earned, net:
Commercial	$242.8	$232.4	$484.4	$468.8
Medicare	285.7	226.4	539.9	420.5
Medicaid	-	(0.1)	-	2.7
Medical premiums earned, net	528.5	458.7	1,024.3	892.0
Administrative service fees	28.9	8.0	57.6	15.6
Net investment income	3.9	4.8	7.8	9.0
Total operating revenues	561.3	471.5	1,089.7	916.6
Medical operating costs:
Medical claims incurred	469.0	403.7	917.5	782.1
Medical operating expenses	73.7	58.8	146.2	113.1
Total medical operating costs	542.7	462.5	1,063.7	895.2
Medical operating income	$18.6	$9.0	$26.0	$21.4
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,459,127	1,459,055	2,926,275	2,922,436
Self-funded	672,128	664,056	1,331,628	1,388,215
Total Commercial member months	2,131,255	2,123,111	4,257,903	4,310,651
Medicare:
Medicare Advantage	339,026	285,168	668,970	531,636
Stand-alone PDP	25,424	26,637	50,695	53,204
Total Medicare member months	364,450	311,805	719,665	584,840
Medicaid member months - Self-funded	2,641,905	-	5,254,863	-
Total member months	5,137,610	2,434,916	10,232,431	4,895,491
Medical loss ratio	88.7%	88.0%	89.6%	87.7%
Operating expense ratio	13.2%	12.6%	13.5%	12.5%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Medical Operating Revenues

Medical premiums earned for the three months ended June 30, 2012 increased by $69.8 million, or 15.2%, to $528.5 million when compared to the medical premiums earned during the three months ended June 30, 2011.  This increase is principally the result of the following:

●
Medical premiums generated by the Medicare business increased during the three months ended June 30, 2012 by $59.3 million, or 26.2%, to $285.7 million.  This fluctuation primarily results from the overall increase in the member months enrollment of this business by 52,645, or 16.9%, when compared with the same period in 2011. Increase in member months enrollment was attributed to increased sales across all our Medicare Advantage products, but mostly in the member months enrollment in our dual-eligible offerings, which increased by 35,400, or 28.1%, during the 2012 period and which have a higher average premium rate. Also contributing to the increase in premiums during this period is the receipt of higher risk score adjustments from CMS as compared to 2011. The three months ended June 30, 2012 and 2011 include the net effect of approximately $15.3 million and $6.8 million, respectively, related to CMS risk scores adjustments corresponding to prior periods.

●
Medical premiums generated by the Commercial business increased by $10.4 million, or 4.5%, to $242.8 million during the three months ended June 30, 2012, primarily resulting from an increase in average premium rates in rated group policies of approximately 2.1%.

●	The fluctuation in the medical premiums earned of the Medicaid business results from the termination of the Medicaid fully-insured contracts in the last quarter of the year ended December 31, 2010.

Administrative service fees increased by $20.9 million, or 261.3%, to $28.9 million during the three months ended June 30, 2012.  This fluctuation primarily results from the member months enrollment from the miSalud contract effective November 1, 2011.

Medical Claims Incurred

Medical claims incurred during the three months ended June 30, 2012 increased by $65.3 million, or 16.2%, to $469.0 million when compared to the three months ended June 30, 2012.  The medical loss ratio (“MLR”) of the segment increased 70 basis points during the 2012 period, to 88.7%.  These fluctuations are primarily attributed to the effect of the following:

•
The medical claims incurred of the Medicare business increased by $49.0 million, or 24.0% during 2012 and its MLR decreased by 160 basis points, to 88.6% for the three months ended June 30, 2012.  The lower MLR is mostly due to the effect of risk-score adjustments and prior period reserve developments in the 2012 and 2011 periods.  Excluding the effect of risk-score premium adjustments and prior period reserve developments the MLR increased by 650 basis points mostly as the result of higher utilization and cost trends, particularly in the pharmacy services related to AH offerings.

•
The medical claims incurred of the Commercial business increased by $17.1 million, or 8.7%, during the 2011 period and its MLR increased by 350 percentage points, primarily due to the effect of prior period reserve developments in the 2012 and 2011 periods.  Excluding the effect of prior period reserve developments in both periods, the MLR decreased by 30 basis points.

•	The medical claims incurred of the Medicaid business were $0.8 million, or 56.8%, lower than the prior year mostly due to prior period reserve developments recognized in the 2012 and 2011 periods.

Medical Operating Expenses

Medical operating expenses for the three months ended June 30, 2012 increased by $14.9 million, or 25.3%, to $73.7 million when compared to the three months ended June 30, 2011, mostly resulting from the higher member months enrollment in 2012.  The 60 basis points operating expense ratio increase, from 12.6% in 2011 to 13.2% in 2011, reflects the proportion of self-funded membership after resuming our participation in the Medicaid sector effective November 1, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Medical Operating Revenues

Medical premiums earned for the six months ended June 30, 2012 increased by $132.3 million, or 14.8%, to $1.0 billion when compared to the medical premiums earned during the six months ended June 30, 2011.  This increase is principally the result of the following:

●
Medical premiums generated by the Medicare business increased during the six months ended June 30, 2012 by $119.4 million, or 28.4%, to $539.9 million.  This fluctuation is the result of an overall increase in the member months enrollment of this business by 134,825, or 23.1%, when compared with the same period in 2011.  Increase in member months enrollment was attributed to increased sales across all our Medicare Advantage products, as well as to the effect of presenting the members acquired from AH for the full period in 2012 and only for five months in 2011.  This fluctuation also results from the receipt of a higher risk score adjustments from CMS in 2012 as compared to 2011.  The six months ended June 30, 2012 and 2011 include the net effect of approximately $10.2 million and $1.9 million, respectively, related to CMS final risk scores adjustments corresponding to prior periods.

●
Medical premiums generated by the Commercial business increased by $15.6 million, or 3.3%, to $484.4 million during the six months ended June 30, 2012.  This fluctuation is primarily the result of an increase in member months enrollment by 3,839, or 0.1%, and an increase in average premium rates in rated group policies of approximately 2.0%.

●
Decrease in the medical premiums earned in the Medicaid business of $2.7 million results from the termination of the Medicaid fully-insured contracts in the last quarter of the year ended December 31, 2010.

Administrative service fees increased by $42.0 million, or 269.2%, to $57.6 million during the six months ended June 30, 2012.  This fluctuation primarily results from the member months enrollment from the miSalud contract effective November 1, 2011.

Medical Claims Incurred

Medical claims incurred during the six months ended June 30, 2012 increased by $135.4 million, or 17.3%, to $917.5 million when compared to the six months ended June 30, 2011.  The MLR of the segment increased 190 basis points during the 2012 period, to 89.6%.  These fluctuations are primarily attributed to the effect of the following:

•
The medical claims incurred of the Medicare business increased by $111.9 million, or 30.0% during the 2012 period and its MLR was 89.8%, which is 110 basis points higher than the MLR for the prior year.  Excluding the effect of risk-score premium adjustments and prior period reserve developments in the 2012 and 2011 periods, the MLR increased by 450 basis points, mostly as the result of higher utilization and cost trends in AH, particularly in pharmacy services.

•
The medical claims incurred of the Commercial business increased by $19.4 million, or 4.7%, during the 2012 period and its MLR increased by 110 basis points, excluding the effect of prior period reserve developments, the MLR is 170 basis points higher than last year, mostly resulting from moderate premium rate increases and slightly higher utilization trends.

•
The medical claims incurred of the Medicaid business for the six months ended June 30, 2012 increased by $4.1 million mostly because of a favorable prior period reserve development recognized in the 2011 period after the termination of the Medicaid fully-insured contracts effective September 30, 2010.

Medical Operating Expenses

Medical operating expenses for the six months ended June 30, 2012 increased by $33.1 million, or 29.3%, to $146.2 million when compared to the six months ended June 30, 2011, primarily resulting from the higher member month enrollment in 2012.  The operating expense ratio increased by 100 basis points, from 12.5% in 2011 to 13.5% in 2012, reflecting a higher amount of self-insured contracts after resuming our participation in the Medicaid sector effective November 1, 2011.

Life Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Operating revenues:
Premiums earned, net:
Premiums earned	$32.7	$29.4	$64.7	$57.9
Premiums earned ceded	(2.0)	(1.5)	(4.0)	(3.0)
Premiums earned, net	30.7	27.9	60.7	54.9
Net investment income	5.2	4.5	10.1	8.9
Total operating revenues	35.9	32.4	70.8	63.8
Operating costs:
Policy benefits and claims incurred	16.6	13.5	31.4	26.0
Underwriting and other expenses	15.3	15.3	31.0	29.9
Total operating costs	31.9	28.8	62.4	55.9
Operating income	$4.0	$3.6	$8.4	$7.9
Additional data:
Loss ratio	54.1%	48.4%	51.7%	47.4%
Operating expense ratio	49.8%	54.8%	51.1%	54.5%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operating Revenues

Premiums earned, net for the three months ended June 30, 2012 increased by $2.8 million, or 10.0% to $30.7 million when compared to the three months ended the June 30, 2011.  Such increase is primarily related to higher sales in the Cancer and Group Life lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the three months ended June 30, 2012 increased by $3.1 million, or 23.0%, to $16.6 million when compared to the three months ended June 30, 2011, as a result of higher claims received for the Cancer products, resulting from the higher volume in the 2012 period.  The liability for future policy benefits also increased during the 2012 period driven by new business subscribed during the period and improved persistency on the individual life block of business.  The loss ratio for the period increased from 48.4% in 2011 to 54.1% in 2012, or 570 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the three month period ended June 30, 2012 did not change when compared to the three months ended June 30, 2011.  The higher commissions expense resulting from the overall premium growth was off-set by a reduction in the deferred policy acquisition costs and value of business acquired asset amortization charges driven by improved business persistency.  As a result, the operating expense ratio improved by 500 basis points from 54.8% in 2011 to 49.8% in 2012.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Operating Revenues

Premiums earned, net for the six months ended June 30, 2012 increased by $5.8 million, or 10.6% to $60.7 million when compared to the six months ended the June 30, 2011.  Such increase is primarily related to higher sales in the Cancer and Group lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the six months ended June 30, 2012 increased by $5.4 million, or 20.8%, to $31.4 million when compared to the six months ended June 30, 2011, as a result of higher claims received for the Cancer products and an increase in the liability for future policy benefits driven by new business subscribed during the period and improved persistency on the Individual Life business in the period.  The loss ratio for the period increased from 47.4% in 2011 to 51.7% in 2012, or 430 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the six month period ended June 30, 2012 increased $1.1 million, or 3.7%, to $31.0 million when compared to the six months ended June 30, 2011.  The increase is mostly related to higher commissions as a result of the overall premium growth and a lower capitalization of acquisition costs.  The Expense control and the growth in premiums during this period resulted in a lower operating expense ratio, which decreased by 340 basis points, from 54.5% in 2011 to 51.1% in 2012.

Property and Casualty Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Operating revenues:
Premiums earned, net:
Premiums written	$45.5	$37.4	$79.3	$69.4
Premiums ceded	(16.4)	(16.5)	(30.6)	(31.0)
Change in unearned premiums	(5.5)	3.0	(2.9)	11.1
Premiums earned, net	23.6	23.9	45.8	49.5
Net investment income	2.3	2.3	4.5	4.6
Total operating revenues	25.9	26.2	50.3	54.1
Operating costs:
Claims incurred	11.2	10.8	24.0	22.4
Underwriting and other expenses	11.2	13.4	24.2	28.7
Total operating costs	22.4	24.2	48.2	51.1
Operating income	$3.5	$2.0	$2.1	$3.0
Additional data:
Loss ratio	47.5%	45.2%	52.4%	45.3%
Operating expense ratio	47.5%	56.1%	52.8%	58.0%
Combined ratio	94.9%	101.3%	105.2%	103.2%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Operating Revenues

Total premiums written during the three months ended June 30, 2012 increased by $8.1 million, or 21.7%, to $45.5 million, mostly resulting from higher sales in the Commercial Auto, General Liability and Commercial Multi-peril lines of business.

Premiums ceded to reinsurers did not change significantly during the three months ended June 30, 2012.  The ratio of premiums ceded to premiums written decreased by 810 basis points, from 44.1% in 2011 to 36.0% in 2012, mostly resulting from a change in the business mix subscribed during this period. The change in unearned premiums presented a decrease of $8.5 million during the three months ended June 30, 2012, primarily as the result of the higher volume of premiums written.

Claims Incurred

Claims incurred during the three months ended June 30, 2012 increased by $0.4 million, or 3.7%, to $11.2 million.  The loss ratio increased by 230 basis points, to 47.5% during the three months ended June 30, 2012 as a result of an unfavorable loss experience in the Commercial and Personal Auto lines of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the three months ended June 30, 2012 decreased by $2.2 million, or 16.4%, to $11.2 million.  The operating expense ratio decreased by 860 basis points during the same period, to 47.5% in 2012, primarily due to a lower amortization of deferred acquisition costs, as a result of the higher premiums volume, and to lower other operating expenses.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Operating Revenues

Total premiums written during the six months ended June 30, 2012 increased by $9.9 million, or 14.3%, to $79.3 million, mostly resulting from increased sales in Commercial Auto, General liability, and Commercial Multi-peril lines of business.

Premiums ceded to reinsurers during the six months ended June 30, 2012 decreased by $0.4 million, or 1.3%, to $30.6 million.  The ratio of premiums ceded to premiums written decreased by 610 basis points, from 44.7% in 2011 to 38.6% in 2012, mostly resulting from a change in the business mix subscribed in 2012.

The change in unearned premiums presented a decrease of $14.0 million during the six months ended June 30, 2012, primarily as the result of the higher volume of premiums written during the year.

Claims Incurred

Claims incurred during the six months ended June 30, 2012 increased by $1.6 million, or 7.1%, to $24.0 million.  The loss ratio increased by 710 basis points, to 52.4% during the six months ended June 30, 2012 as a result of an unfavorable loss experience in the Commercial Auto line of business, primarily resulting from the receipt of several large auto liability claims that together had the effect of increasing 2012 claims incurred by approximately $1.0 million.  This segment also experienced a higher count of reported claims during this year.

Underwriting and Other Expenses

Underwriting and other operating expenses for the six months ended June 30, 2012 decreased by $4.5 million, or 15.7%, to $24.2 million.  The operating expense ratio decreased by 520 basis points during the same period, to 52.8% in 2012, primarily due to a lower amortization of deferred acquisition costs, resulting from the higher premiums volume, as well as to decreases in other operating expenses.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended
	June 30,
(Dollar amounts in millions)	2012	2011
Sources of cash:
Cash provided by operating activities	$125.5	$78.0
Net proceeds from short-term borrowings	2.8	42.7
Proceeds from policyholder deposits	19.6	7.7
Other	0.5	-
Total sources of cash	148.4	128.4
Uses of cash:
Net purchases of investment securities	(31.6)	(7.4)
Capital expenditures	(5.7)	(8.5)
Repurchase and retirement of common stock	(0.6)	(1.6)
Cash settlements of stock options	-	(2.4)
Repayments of long-term borrowings	(1.0)	(25.8)
Surrenders of policyholder deposits	(3.3)	(3.3)
Acquisition of business, net of cash acquired of $0.8 and $29.4 million	(2.7)	(54.0)
Other	(10.4)	(13.0)
Total uses of cash	(55.3)	(116.0)
Net increase in cash and cash equivalents	$93.1	$12.4

Cash flow from operating activities increased by $47.5 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, principally due to the effect of higher premiums collections by $177.3 million, offset in part by an increase in claims paid and cash paid to suppliers and employees by $103.2 million and $4.5 million, respectively.  The increase in premiums collected is principally the result of the higher membership enrollment of the Managed Care segment and the collection in advance of the CMS payment corresponding to the July 2012 premiums.

Net purchases of investment securities increased by $24.2 million during the six months ended June 30, 2012, primarily resulting from the investment of excess cash flows from operations.

During the six months ended June 30, 2012 we received $19.6 million in policyholder deposits, this represents an increase $11.9 million when compared to the prior year and is the result of new annuity products that are more attractive to prospective policyholders.

Net proceeds from short-term borrowings decreased by $39.9 million during the six months ended June 30, 2012, addressing timing differences between cash receipts and disbursements.

In the 2011 period we cash-settled 432,567 stock options for $2.4 million, its fair value on settlement date.  No cash settlement of stock options occurred during the six months ended June 30, 2012.

During the six months ended June 30, 2012 we paid approximately $0.6 million under the $30.0 million share repurchase program.

On January 18, 2012, we acquired a controlling stake in a health clinic in Puerto Rico at a cost of $2.7 million, net of $0.8 million of cash acquired.  On February 7, 2011, we acquired AH at a cost of $54.0 million, net of $29.4 million of cash acquired.

Share Repurchase Program

On September 29, 2010, we announced the immediate commencement of a $30.0 million share repurchase program.  The program is conducted using available cash through open-market purchases and privately-negotiated transactions of Class B shares only, in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended.  During the six months ended June 30, 2012 we repurchased and retired 37,422 shares at an average per share price of $16.98, for an aggregate cost of $0.6 million.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of June 30, 2012, we had $185.0 million of available credit under these facilities.  There are $2.8 milliion outstanding short term borrowings under these facilities as of June 30, 2012.

As of June 30, 2012, we had the following long-term borrowings:

●	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).

●
On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).  On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

●
On November 1, 2010, we entered in a $25.0 million arrangement to sell securities under repurchase agreements that matures on November 2015.  This repurchase agreement pays interests on a quarterly basis at 1.96%. At June 30, 2012 investment securities available for sale with fair value of $28.1 million (face value of $27.8 million) were pledged as collateral under this agreement.  The proceeds obtained from this agreement were used to repay $25.0 million of the 6.6% notes.

The 6.3% notes, the 6.6% notes and the 6.7% notes contain certain non-financial covenants.  At June 30, 2012, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of June 30, 2012, this secured loan had an outstanding balance of $18.6 million and average annual interest rate of 1.4%.

This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of June 30, 2012 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

As part of the acquisition transaction of the controlling stake in a health clinic, we assumed a term loan with balance of $13.4 million as of June 30, 2012.  The loan requires monthly payments of $81, including principal and interest, is due on December 23, 2014 and bears interest at an annual rate of 4.75%

We anticipate that we will have sufficient liquidity to support our currently expected needs.

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

Based on this evaluation, our chief executive officer and corporate controller have concluded that as of June 30, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (without considering those of the recently acquired controlling interest in a health clinic company) are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports , our management determined that it would exclude the recently acquired controlling interest in a health clinic company from the scope of its assessment of internal control over financial reporting as of June 30, 2012.  The reason for this exclusion is that we acquired this controlling interest in January 2012 and it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment.  Accordingly, management has excluded the health clinic company from its assessment of internal control over financial reporting as of June 30, 2012.  The health clinic company’s total assets and operating revenue represent 1.0% and 0.3%, respectively of the related consolidated total assets and operating revenues as of and for the three months ended June 30, 2012.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011.

The following text updates the disclosure included in Item 1A of Part I of our Annual Report on Form 10-K for the year ending December 31. 2011 under the subcaption “As a Medicare Advantage program participant, we are subject to complex regulations.  If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties, and our Medicare Advantage contracts may be terminated or our operations may be required to change in a manner that has a material impact on our business.”

Under recently promulgated CMS regulations to implement certain ACA requirements that became effective on June 1, 2012, CMS has the authority not to renew our contracts at the beginning of 2015 based solely on our Star Ratings if our ratings do not improve to three or more stars for at least one of the three contract years starting in 2013 and ending in 2015.  See the subcaption “Recent Developments—Federal Regulation” in Item 2 of Part I of this quarterly report on Form 10-Q.  In addition, CMS has the existing authority to terminate any of our Medicare Advantage contracts or our Part D contract before 2014 if it determines that any of these plans has failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage or Part D program.  Any termination or non-renewal of our Medicare Advantage or Part D plans would have a material adverse effect on our business and financial results.

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

TSS administers three Medicare Advantage plans, each of which includes Part D coverage, and one stand-alone Part D plan.  AH administers a single plan covering both Part C (Medicare Advantage) and Part D services.  TSS’s HMO plan (which covers approximately 11,000 members) is rated by CMS at 2 stars, and the other four plans (which cover approximately 109,000 members) are rated by CMS at 2.5 stars, out of a possible five stars.  Two of the plans—the TSS HMO plan and the AH plan—have received Star Ratings of less than 3 stars for three or more consecutive years.  As a consequence, CMS requested that we submit corrective action plans (“CAPs”) for these two plans by June 29, 2012 that set forth an achievable framework to improve the Star Ratings to 3 stars or higher.  Furthermore, CMS has informed plans nationwide of its intention to implement a series of initiatives beginning in 2012 to encourage beneficiaries to receive care through plans that receive Star Ratings of 3 stars or higher.  These initiatives include: (i) permitting beneficiaries upon request to change during the 2012 contract year to a plan with a 3 Star Rating or higher rating if one is available in the beneficiary’s area; (ii) notifying beneficiaries in low rated plans of their plan’s low rating and advising them of their ability to elect another plan with a Star Rating of 3 or higher in 2013; (iii) limiting a low rated plan’s ability to accept enrollments online through the Medicare Plan Finder; and (iv) limiting the scope and detail of information about low rated plans set forth in the CMS Medicare & You handbook.

Also, CMS recently conducted full performance audits of all five of our plans.  On May 10, 2012, as part of these audits, CMS notified TSS that it was non-compliant with multiple CMS drug formulary administration (“FA”) requirements and beneficiary coverage determination, appeals and grievances (“CDAG”) requirements, which could have the potential to harm Medicare beneficiaries.  As a result, TSS was required to formulate and implement immediate CAPs to address the deficiencies cited in the audit findings regarding the FA and CDAG requirements.

On May 12, 2012 TSS submitted to CMS a CAP regarding the CDAG and FA requirements.  CMS is currently conducting a validation study on TSS’s CDAG processes to determine whether the CAP has been implemented and effective in remedying the deficiencies uncovered by the audit.  CMS completed its validation study of the FA CAP and recently informed TSS that it did not pass this validation study.  CMS is currently conducting a second FA validation study.  TSS may not be able to demonstrate that it has corrected the deficiencies described in the FA and CDAG audit findings, in which case CMS could impose sanctions that may include intermediate sanctions (such as suspension of its right to enroll beneficiaries in TSS’s Part D plans), civil monetary penalties and/or termination of participation in the Part D program.  TSS’s failure to adequately address these deficiencies promptly could also jeopardize its ability to successfully bid for CMS contracts for the Medicare Part D program in the future.

We believe the CMS audits will give rise to further corrective action plan requirements.  We are devoting the resources and management attention we believe necessary to improve our administration of these plans and increase our Star Ratings, but there can be no assurance that we will be successful in doing so.  Our failure to achieve Star Ratings of 3 or higher or to otherwise improve our administration of these plans would jeopardize our ability to attract and retain members in our Medicare Advantage and Part D plan, as well as our ability to continue to participate in these federal programs and to successfully bid for future CMS contracts in these programs.  In addition, due to our plans’ current Star Ratings, we are not eligible for full level quality bonuses or increased rebates in 2012 and may not be eligible for such bonuses or rebates in future years, which could adversely affect the benefits such plans can offer, and reduce their membership and profit margins.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs 1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs
April 1, 2012 to April 30, 2012	-	-	-	$12.5
May 1, 2012 to May 31, 2012	5,922	$16.95	5,922	12.4
March 1, 2012 to March 31, 2012	31,500	$16.99	31,500	11.8

1	In September 2010 the Board of Directors authorized the commencement of a $30.0 million share repurchase program of Class B shares only.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

10.1	First Amendment to the Agreement between the Puerto Rico Health Insurance Administration and TSS to administer the provision of the physical health component of the miSalud program in designated service regions.
11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended June 30, 2012 and 2011 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2*	Certification of the Vice President and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.
32.2*	Certification of the Vice President and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.

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

Triple-S Management Corporation

Registrant

Date:	August 7, 2012	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date:	August 7, 2012	By:	/s/ Amílcar L. Jordán-Pérez
Amílcar L. Jordán-Pérez
Vice President and Chief Financial Officer