Form 10-Q
period 2012-09-30
TRIPLE-S MANAGEMENT CORP
filed 2012-11-07
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from__to_____

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2012
Common Stock Class A, $1.00 par value	9,042,809
Common Stock Class B, $1.00 par value	19,417,716

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended September 30, 2012

Part I – Financial Information

Item 1.  Financial Statements

Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2012	2011
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,106,726	$988,894
Equity securities	191,623	144,408
Securities held to maturity, at amortized cost:
Fixed maturities	4,128	13,684
Policy loans	6,223	6,307
Cash and cash equivalents	68,750	71,834
Total investments and cash	1,377,450	1,225,127
Premiums and other receivables, net	283,349	287,184
Deferred policy acquisition costs and value of business acquired	164,128	155,788
Property and equipment, net	96,818	81,872
Deferred tax asset	29,305	28,707
Goodwill	25,397	25,397
Other assets	74,691	76,502
Total assets	$2,051,138	$1,880,577
Liabilities and Stockholders' Equity
Claim liabilities	$428,189	$391,259
Liability for future policy benefits	270,556	254,194
Unearned premiums	94,353	94,772
Policyholder deposits	106,385	76,753
Liability to Federal Employees' Health Benefits Program (FEHBP)	16,954	19,051
Accounts payable and accrued liabilities	167,801	151,052
Deferred tax liability	31,953	24,603
Short-term borrowings	11,200	-
Long-term borrowings	101,762	114,387
Liability for pension benefits	69,151	77,547
Total liabilities	1,298,304	1,203,618
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at September 30, 2012 and December 31, 2011	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 19,417,716 and 19,321,524 shares at September 30, 2012 and December 31, 2011, respectively	19,418	19,322
Additional paid-in capital	145,493	144,302
Retained earnings	521,993	485,729
Accumulated other comprehensive income	56,580	18,563
Total Triple-S Management Corporation stockholders' equity	752,527	676,959
Noncontrolling interest in consolidated subsididary	307	-
Total stockholders' equity	752,834	676,959
Total liabilities and stockholders’ equity	$2,051,138	$1,880,577

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Premiums earned, net	$565,607	$525,371	$1,695,157	$1,520,485
Administrative service fees	27,181	5,210	82,473	18,767
Net investment income	11,595	12,061	34,349	36,513
Other operating revenues	1,206	-	3,358	-
Total operating revenues	605,589	542,642	1,815,337	1,575,765
Net realized investment gains	21	5,569	2,157	18,457
Net unrealized investment loss on trading securities	-	(6,007)	-	(7,267)
Other income (expense), net	598	(169)	1,514	311
Total revenues	606,208	542,035	1,819,008	1,587,266
Benefits and expenses:
Claims incurred	485,495	442,399	1,457,388	1,272,913
Operating expenses	104,604	83,623	309,378	252,216
Total operating costs	590,099	526,022	1,766,766	1,525,129
Interest expense	2,956	2,499	8,181	8,583
Total benefits and expenses	593,055	528,521	1,774,947	1,533,712
Income before taxes	13,153	13,514	44,061	53,554
Income tax expense (benefit):
Current	1,344	1,161	8,116	3,155
Deferred	126	740	(254)	11,330
Total income taxes	1,470	1,901	7,862	14,485
Net income	11,683	11,613	36,199	39,069
Less: Net loss attributable to noncontrolling interest	32	-	65	-
Net income attributable to Triple-S Management Corporation	$11,715	$11,613	$36,264	$39,069
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.41	$0.40	$1.28	$1.36
Diluted net income per share	$0.41	$0.40	$1.27	$1.35

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$11,683	$11,613	$36,199	$39,069
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	14,838	20,508	35,008	25,109
Defined benefit pension plan:
Actuarial loss, net	1,117	566	3,247	1,744
Prior service credit, net	(82)	(77)	(238)	(241)
Total other comprehensive income, net of tax	15,873	20,997	38,017	26,612
Comprehensive income	27,556	32,610	74,216	65,681
Comprehensive income attributable to noncontrolling interest	32	-	65	-
Comprehensive income attributable to Triple-S Management Corporation	$27,588	$32,610	$74,281	$65,681

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	2012	2011
Balance at January 1	$676,959	$617,272
Share-based compensation	1,876	1,489
Cash settlement of options granted under share-based compensation plan	-	(2,420)
Stock issued upon the exercise of stock options	3,001	914
Repurchase and retirement of common stock	(3,590)	(8,279)
Net current period change in comprehensive income	74,281	65,681
Total Triple-S Management Corporation stockholders' equity	752,527	674,657
Noncontrolling interest in consolidated subsididary	307	-
Balance at September 30	$752,834	$674,657

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$36,199	$39,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,989	16,435
Net amortization of investments	4,566	398
Provision for doubtful receivables, net	1,321	5,807
Deferred tax expense (benefit)	(254)	11,330
Net realized investment gain on sale of securities	(2,157)	(18,457)
Net unrealized loss on trading securities	-	7,267
Share-based compensation	1,876	1,489
Proceeds from trading securities sold:
Equity securities	-	53,066
Acquisition of securities in trading portfolio:
Equity securities	-	(2,764)
(Increase) decrease in assets:
Premium and other receivables, net	5,272	70,430
Deferred policy acquisition costs and value of business acquired	(8,340)	(1,729)
Other deferred taxes	200	(177)
Other assets	(4,364)	(13,703)
Increase (decrease) in liabilities:
Claim liabilities	36,930	(8,808)
Liability for future policy benefits	16,362	11,415
Unearned premiums	(419)	65,859
Policyholder deposits	1,507	986
Liability to FEHBP	(2,097)	5,412
Accounts payable and accrued liabilities	7,503	(26,416)
Net cash provided by operating activities	112,094	216,909

(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2012	2011
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$67,943	$225,060
Fixed maturities matured/called	115,649	76,786
Equity securities sold	50,016	31,253
Securities held to maturity:
Fixed maturities matured/called	11,080	1,941
Acquisition of investments:
Securities available for sale:
Fixed maturities	(278,533)	(212,358)
Equity securities	(78,135)	(111,770)
Securities held to maturity:
Fixed maturities	(1,067)	(755)
Other investments	18	-
Net inflows (outflows) from policy loans	84	(392)
Acquisition of business, net of cash acquired of $816 and $29,370 in the nine months ended September 30, 2012 and 2011, respectively	(2,685)	(54,058)
Net capital expenditures	(8,756)	(12,000)
Net cash used in investing activities	(124,386)	(56,293)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(3,332)	(9,275)
Net change in short-term borrowings	11,200	(15,575)
Repayments of long-term borrowings	(26,464)	(51,230)
Repurchase and retirement of common stock	(637)	(7,554)
Cash settlements of stock options	-	(2,420)
Proceeds from exercise of stock options	316	189
Proceeds from policyholder deposits	32,946	20,725
Surrenders of policyholder deposits	(4,821)	(4,580)
Net cash provided by (used in) financing activities	9,208	(69,720)
Net increase (decrease) in cash and cash equivalents	(3,084)	90,896
Cash and cash equivalents:
Beginning of period	71,834	45,021
End of period	$68,750	$135,917

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such consolidated interim financial statements have been included.  The results of operations for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results for the full year ending December 31, 2012.

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

In June 2011, the FASB issued guidance to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. This guidance is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2011. The FASB required reclassification adjustments from accumulated other comprehensive income to be measured and presented by income statement line item in net income and also in other comprehensive income on the face of the financial statement. However, responding to concerns from financial statement preparers, the FASB decided to indefinitely defer that requirement pending further outreach. The Corporation adopted this guidance in January 1, 2012 electing to present the components of comprehensive income in two separate but consecutive financial statements.

In May 2011, the FASB issued guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements that result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). For many of the requirements, FASB does not intend the amendments in this guidance to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Corporation adopted this guidance in January 1, 2012, with no significant impact on our financial position or results of operations as a result of the adoption.  However, we have added disclosure requirements related to fair value measurements in Note 7, "Fair Value Measurements".

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

In July 2012, the FASB issued guidance to establish a two-step analysis for impairment testing of indefinite-lived intangibles other than goodwill, which brings the accounting treatment for determining impairment charges on other intangible assets in to conformity with the treatment of goodwill.  This guidance is effective for periods beginning after September 15, 2012.  The adoption of this guidance has no impact on the financial statements disclosures.

In August 27, 2012 and October 1, 2012, the FASB issued guidance to make generally non-substantive technical corrections to certain codification topics, remove inconsistencies and outdated provisions, clarify the FASB’s intent and amend or delete various Securities and Exchange Commission (“SEC”) paragraphs.  In particular, the updates consist of:

•	Technical corrections and amendments as part of the FASB’s standing agenda to review and improve the Accounting Standards Codification,

•	Conforming amendments related to fair value measurements, in accordance with Topic 820,

•
Reflect the issuance of the SEC’s Staff Accounting Bulletin No. 114, Revisions and Rescissions of Portions of the Interpretative Guidance Included in the Codification of Staff Accounting Bulletins, and

•	Reflect the issuance of the SEC Final Rulemaking Release No. 33-9250, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification.

This guidance is effective for fiscal periods beginning after December 15, 2012.  The adoption of this guidance had no impact on the Corporation’s financial position or results of operations.

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued during the nine months ended September 30, 2012 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

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

The following tables summarize the operations by major operating segment for the three months and nine months ended September 30, 2012 and 2011:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating revenues:
Managed Care:
Premiums earned, net	$508,152	$471,945	$1,531,703	$1,363,053
Administrative service fees	27,181	5,210	82,473	18,767
Intersegment premiums /service fees	1,489	1,644	4,622	4,584
Net investment income	3,999	4,474	11,783	13,475
Total managed care	540,821	483,273	1,630,581	1,399,879
Life Insurance:
Premiums earned, net	31,654	28,651	92,190	83,410
Intersegment premiums	107	88	302	262
Net investment income	5,207	4,619	15,304	13,549
Total life insurance	36,968	33,358	107,796	97,221
Property and Casualty Insurance:
Premiums earned, net	25,801	24,775	71,264	74,022
Intersegment premiums	153	153	460	460
Net investment income	2,210	2,482	6,707	7,065
Total property and casualty insurance	28,164	27,410	78,431	81,547
Other segments: *
Intersegment service revenues	3,634	3,906	10,887	11,548
Operating revenues from external sources	1,207	-	3,361	4
Total other segments	4,841	3,906	14,248	11,552
Total business segments	610,794	547,947	1,831,056	1,590,199
TSM operating revenues from external sources	143	312	447	1,261
Elimination of intersegment premiums	(1,749)	(1,885)	(5,384)	(5,306)
Elimination of intersegment service fees	(3,634)	(3,906)	(10,887)	(11,548)
Other intersegment eliminations	35	174	105	1,159
Consolidated operating revenues	$605,589	$542,642	$1,815,337	$1,575,765

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Operating income:
Managed care	$7,329	$11,264	$33,320	$32,669
Life insurance	4,065	5,263	12,480	13,178
Property and casualty insurance	1,936	(1,046)	4,047	1,957
Other segments *	(349)	384	(188)	515
Total business segments	12,981	15,865	49,659	48,319
TSM operating revenues from external sources	143	308	447	1,261
TSM unallocated operating expenses	(111)	(1,783)	(8,405)	(6,810)
Elimination of TSM intersegment charges	2,477	2,230	6,870	7,866
Consolidated operating income	15,490	16,620	48,571	50,636
Consolidated net realized investment gains	21	5,569	2,157	18,457
Consolidated net unrealized loss on trading securities	-	(6,007)	-	(7,267)
Consolidated interest expense	(2,956)	(2,499)	(8,181)	(8,583)
Consolidated other income, net	598	(169)	1,514	311
Consolidated income before taxes	$13,153	$13,514	$44,061	$53,554

Depreciation and amortization expense:
Managed care	$5,397	$5,137	$15,747	$14,196
Life insurance	219	162	547	487
Property and casualty insurance	136	371	434	1,148
Other segments*	221	-	622	-
Total business segments	5,973	5,670	17,350	15,831
TSM depreciation expense	215	200	639	604
Consolidated depreciation and amortization expense	$6,188	$5,870	$17,989	$16,435

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2012	2011
Assets:
Managed care	$933,021	$832,850
Life insurance	676,459	610,118
Property and casualty insurance	356,366	348,480
Other segments *	36,039	15,846
Total business segments	2,001,885	1,807,294
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	44,349	53,172
Property and equipment, net	21,645	22,269
Other assets	27,451	27,794
	93,445	103,235
Elimination entries-intersegment receivables and others	(44,192)	(29,952)
Consolidated total assets	$2,051,138	$1,880,577

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

(4)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2012 and December 31, 2011, were as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	September 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$61,971	$5,236	$-	$67,207
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,411	2,033	-	41,444
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	61,001	1,735	-	62,736
Municipal securities	510,364	58,208	(133)	568,439
Corporate bonds	106,976	24,556	-	131,532
Residential mortgage-backed securities	22,471	742	(4)	23,209
Collateralized mortgage obligations	207,643	5,075	(559)	212,159
Total fixed maturities	1,009,837	97,585	(696)	1,106,726
Equity securities:
Common stocks	66	3,876	-	3,942
Mutual funds	166,825	20,884	(28)	187,681
Total equity securities	166,891	24,760	(28)	191,623
Total	$1,176,728	$122,345	$(724)	$1,298,349

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$75,429	$5,392	$-	$80,821
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,544	2,311	-	41,855
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	83,685	2,584	(10)	86,259
Municipal securities	394,201	40,094	(116)	434,179
Corporate bonds	109,024	20,268	(148)	129,144
Residential mortgage-backed securities	8,367	748	-	9,115
Collateralized mortgage obligations	203,305	4,586	(370)	207,521
Total fixed maturities	913,555	75,983	(644)	988,894
Equity securities:
Common stocks	66	3,257	-	3,323
Perpetual preferred stocks	1,000	-	(101)	899
Mutual funds	137,101	5,453	(2,368)	140,186
Total equity securities	138,167	8,710	(2,469)	144,408
Total	$1,051,722	$84,693	$(3,113)	$1,133,302

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	September 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$1,793	$133	$-	$1,926
U.S. Treasury securities and obligations of U.S.government instrumentalities	624	235	-	859
Residential mortgage-backed securities	449	43	-	492
Certificates of deposit	1,262	-	-	1,262
Total	$4,128	$411	$-	$4,539

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government- sponsored enterprises	$1,793	$173	$-	$1,966
U.S. Treasury securities and obligations of U.S. government instrumentalities	624	223	-	847
Corporate bonds	9,839	130	-	9,969
Residential mortgage-backed securities	479	42	-	521
Certificates of deposit	949	-	-	949
Total	$13,684	$568	$-	$14,252

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Municipal securities	$24,191	$(133)	8	$-	$-	-	$24,191	$(133)	8
Residential mortgage-backed securities	3,821	(4)	1	-	-	-	3,821	(4)	1
Collateralized mortgage obligations	57,219	(543)	12	7,424	(16)	1	64,643	(559)	13
Total fixed maturities	85,231	(680)	21	7,424	(16)	1	92,655	(696)	22
Equity securities:
Mutual funds	-	-	-	2,477	(28)	1	2,477	(28)	1
Total equity securities	-	-	-	2,477	(28)	1	2,477	(28)	1
Total for securities available for sale	$85,231	$(680)	21	$9,901	$(44)	2	$95,132	$(724)	23

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

Mutual Funds:  The unrealized loss of the security included in the twelve months or longer category has improved since December 31, 2011.    This position is not considered other-than-temporarily impaired because the Corporation does not have the intent to sell this position, and the Corporation has the ability and intent to hold the investment until a market price recovery.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Maturities of investment securities classified as available for sale and held to maturity at September 30, 2012 were as follows:

	September 30, 2012
	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$16,164	$16,264
Due after one year through five years	169,817	178,922
Due after five years through ten years	170,044	188,586
Due after ten years	423,698	487,586
Residential mortgage-backed securities	22,471	23,209
Collateralized mortgage obligations	207,643	212,159
	$1,009,837	$1,106,726
Securities held to maturity:
Due in one year or less	$1,262	$1,262
Due after five years through ten years	1,793	1,926
Due after ten years	624	859
Residential mortgage-backed securities	449	492
	$4,128	$4,539

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Information regarding realized and unrealized gains and losses from investments for the three months and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$99	$3,792	$1,731	$10,941
Gross losses from sales	-	(13)	(189)	(248)
Total debt securities	99	3,779	1,542	10,693
Equity securities:
Trading securities:
Gross gains from sales	-	7,329	-	11,195
Gross losses from sales	-	(4,298)	-	(4,726)
	-	3,031	-	6,469
Securities available for sale:
Gross gains from sales	388	686	1,850	3,317
Gross losses from sales	(466)	(1,927)	(1,235)	(2,022)
	(78)	(1,241)	615	1,295
Total equity securities	(78)	1,790	615	7,764
Net realized gains on securities	$21	$5,569	$2,157	$18,457

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Changes in net unrealized gains (losses):
Recognized in income:
Equity securities – trading	$-	$(6,007)	$-	$(7,267)
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	8,493	39,441	21,550	44,913
Equity securities – available for sale	8,964	(13,943)	18,491	(13,699)
	$17,457	$25,498	$40,041	$31,214
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(6)	$(50)	$(157)	$(172)

The deferred tax liability/asset related to unrealized gains and losses, respectively, recognized in accumulated other comprehensive income during the nine months ended September 30, 2012 and 2011 aggregated to $5,033 and $6,105, respectively.

As of September 30, 2012 and December 31, 2011, no individual investment in securities exceeded 10% of stockholders’ equity.

Components of net investment income were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Fixed maturities	$9,481	$10,645	$28,828	$33,224
Equity securities	1,760	1,083	4,453	1,997
Policy loans	117	116	348	336
Cash equivalents and interest-bearing deposits	34	101	88	386
Other	203	116	632	570
Total	$11,595	$12,061	$34,349	$36,513

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Premiums	$99,854	$105,177
Self-funded group receivables	65,279	64,053
FEHBP	11,578	11,062
Agent balances	34,488	37,421
Accrued interest	10,223	10,788
Reinsurance recoverable	49,459	48,828
Other	37,655	33,721
	308,536	311,050
Less allowance for doubtful receivables:
Premiums	16,682	14,299
Other	8,505	9,567
	25,187	23,866
Total premiums and other receivables, net	$283,349	$287,184

(6)	Claim Liabilities

The activity in the total claim liabilities for the three months and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Claim liabilities at beginning of period	$421,894	$398,708	$391,259	$360,210
Reinsurance recoverable on claim liabilities	(37,124)	(31,854)	(37,234)	(31,449)
Net claim liabilities at beginning of period	384,770	366,854	354,025	328,761
Claim liabilities acquired from American Health	-	-	-	41,666
Incurred claims and loss-adjustment expenses:
Current period insured events	476,450	435,953	1,451,254	1,274,432
Prior period insured events	3,138	2,515	(10,504)	(11,552)
Total	479,588	438,468	1,440,750	1,262,880
Payments of losses and loss-adjustment expenses:
Current period insured events	452,411	386,457	1,129,384	956,934
Prior period insured events	21,068	59,899	274,512	317,407
Total	473,479	446,356	1,403,896	1,274,341
Net claim liabilities at end of period	390,879	358,966	390,879	358,966
Reinsurance recoverable on claim liabilities	37,310	35,657	37,310	35,657
Claim liabilities at end of period	$428,189	$394,623	$428,189	$394,623

The amount included as incurred claims for prior period insured events results from differences between actual claims and estimates of insured but not reported events presented in prior periods.

The additional incurred claims and loss-adjustment expenses for prior period insured events for the three months ended September 30, 2012 and 2011 is due primarily to higher than anticipated utilization trends.  The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the nine months ended September 30, 2012 and 2011 is due primarily to better than expected utilization trends.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.  The claims incurred disclosed in this table exclude the change in the liability for future policy benefits expense, which amounted to $5,907 and $16,638, during the three months and nine months ended September 30, 2012, respectively.  The change in the liability for future policy benefits during the three months and nine months ended September 30, 2011 amount to $3,931 and $10,033, respectively.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following tables summarize fair value measurements by level at September 30, 2012 and December 31, 2011 for assets measured at fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$67,207	$-	$67,207
U.S. Treasury securities and obligations of U.S government instrumentalities	41,444	-	-	41,444
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	62,736	-	62,736
Municipal securities	-	568,439	-	568,439
Corporate bonds	-	131,532	-	131,532
Residential agency mortgage-backed securities	-	23,209	-	23,209
Collateralized mortgage obligations	-	212,159	-	212,159
Total fixed maturities	41,444	1,065,282	-	1,106,726
Equity securities
Common stocks	3,942	-	-	3,942
Mutual funds	115,259	60,935	11,487	187,681
Total equity securities	119,201	60,935	11,487	191,623
Total	$160,645	$1,126,217	$11,487	$1,298,349

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$80,821	$-	$80,821
U.S. Treasury securities and obligations of U.S government instrumentalities	41,855	-	-	41,855
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	86,259	-	86,259
Municipal securities	-	434,179	-	434,179
Corporate bonds	-	129,144	-	129,144
Residential agency mortgage-backed securities	-	9,115	-	9,115
Collateralized mortgage obligations	-	207,521	-	207,521
Total fixed maturities	41,855	947,039	-	988,894
Equity securities
Common stocks	3,323	-	-	3,323
Perpetual preferred stocks	899	-	-	899
Mutual funds	120,651	12,441	7,094	140,186
Total equity securities	124,873	12,441	7,094	144,408
Derivatives (reported within other assets in
the consolidated balance sheets)	-	7	-	7
Total	$166,728	$959,487	$7,094	$1,133,309

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the three months and nine months ended September 30, 2012 and 2011.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2012 and 2011 is as follows:

	Three months ended
	September 30, 2012			September 30, 2011
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$9,014	$9,014	$-	$1,338	$1,338
Total gains or losses:
Unrealized in other accumulated comprehensive income	-	473	473	-	54	54
Purchases	-	2,000	2,000	-	525	525
Transfers in and/or out of Level 3	-	-	-	-	3,169	3,169
Ending balance	$-	$11,487	$11,487	$-	$5,086	$5,086

	Nine months ended
	September 30, 2012			September 30, 2011
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$7,094	$7,094	$-	$1,044	$1,044
Total gains or losses:
Unrealized in other accumulated comprehensive income	-	884	884	-	126	126
Purchases	-	4,579	4,579	-	747	747
Transfers in and/or out of Level 3	-	(1,070)	(1,070)	-	3,169	3,169
Ending balance	$-	$11,487	$11,487	$-	$5,086	$5,086

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

(iv)	Repurchase Agreement

The value of the repurchase agreement with a long term maturity is based on the discontinued value of the contractual cash flows using current estimated market discount rates for instruments with similar terms.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at September 30, 2012 are as follows:

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,223	$-	$6,223	$-	$6,223

Liabilities:
Policyholder deposits	$106,385	$-	$106,385	$-	$106,385
Long-term borrowings:
Loans payable to bank - variable	18,157	-	18,157	-	18,157
Loans payable to bank - fixed	13,605	-	13,605	-	13,605
6.6% senior unsecured notes payable	35,000	-	34,563	-	34,563
6.7% senior unsecured notes payable	10,000	-	9,950	-	9,950
Repurchase agreement	25,000	-	26,018	-	26,018
Total long-term borrowings	101,762	-	102,293	-	102,293
Total liabilities	$208,147	$-	$208,678	$-	$208,678

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

Share-based compensation expense recorded during the three months and nine months ended September 30, 2012 was $517 and $1,876, respectively.  Share-based compensation expense recorded during the three months and nine months ended September 30, 2011 was $398 and $1,489, respectively.  During the nine months ended September 30, 2012 and 2011 cash received from stock option exercises was $316 and $189, respectively. The impact of these cash receipts is included within the cash flows from financing activities in the accompanying consolidated statement of cash flows.  During the nine months ended September 30, 2012 and 2011, 140,666 and 32,776 shares, respectively, were repurchased and retired as a result of a non-cash exercise of stock options.  Also, during the nine months ended September 30, 2011, 432,567 options were cash-settled for $2,420 at its fair value at time of settlement.  No options were cash-settled during the nine months ended September 30, 2012.

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain on	pension	comprehensive
	securities	benefits	income
Balance at January 1	$68,137	$(49,574)	$18,563
Net current period change	35,008	3,009	38,017
Balance at September 30	$103,145	$(46,565)	$56,580

(10)	Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries.  The Corporation and its subsidiaries are subject to Puerto Rico income taxes.  The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income.  As of September 30, 2012, tax years 2007 through 2011 for the Corporation and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

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

(11)	Pension Plan

The components of net periodic benefit cost for the three months and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost:
Service cost	$1,438	$1,406	$4,184	$2,926
Interest cost	1,963	1,624	5,688	5,125
Expected return on assets	(1,639)	(1,270)	(4,712)	(3,997)
Amortization of prior service benefit	(117)	(109)	(340)	(344)
Amortization of actuarial loss	1,597	809	4,639	2,492
Net periodic benefit cost	$3,242	$2,460	$9,459	$6,202

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Employer contributions:   The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2011 that it expected to contribute $13,000 to its pension program in 2012.  As of September 30, 2012, the Corporation has contributed $14,235 to the pension program.

(12)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$11,715	$11,613	$36,264	$39,069
Denominator for basic earnings per share:
Weighted average of common shares	28,348,097	28,736,762	28,343,550	28,776,279
Effect of dilutive securities	105,946	113,485	129,193	180,415
Denominator for diluted earnings per share	28,454,043	28,850,247	28,472,743	28,956,694
Basic net income per share attributable to TSM	$0.41	$0.40	$1.28	$1.36
Diluted net income per share attributable to TSM	$0.41	$0.40	$1.27	$1.35

During the three months and nine months ended September 30, 2011, the weighted average of stock option shares of approximately 4,032 was excluded from the denominator for the diluted earnings per share computation because the stock options were anti-dilutive.  There were no anti-dilutive stock options during the three months and nine months ended September 30, 2012.

(13)	Contingencies

As of September 30, 2012, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation's compliance with applicable insurance and other laws and regulations.

Management believes that the aggregate liabilities, if any, arising from all such claims, assessments, audits and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Corporation. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could have a material adverse effect on the financial condition, operating results and/or cash flows of the Corporation. Where the Corporation believes that a loss is both probable and estimable, such amounts have been recorded.  In other cases, it is at least reasonably possible that the Corporation may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Corporation is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.

Additionally, we may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have contractual rights to have contractual rights to acquire shares of the Corporation on favorable terms ("Share Acquisition Agreements") or to have inherited such shares notwithstanding applicable transfer and ownership restrictions. See the disclosures included in Item 1A of Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2011 under the caption "Risks Relating to our Capital Stock".

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Hau et al Litigation (formerly known as Jordan et al)

On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation's subsidiary TSS and others in the Court of First Instance for San Juan, Superior Section (the "Court of First Instance"), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million.  Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million.  Plaintiffs amended their complaint for the third time in December 2010 and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code.  In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Corporation and TSS.  Two of the original plaintiffs were also eliminated from the Third Amended Complaint ("TAC").  The TAC alleges breach of six Share Acquisition Agreements, breach of the provider contract by way of discriminatory audits and improper payment of services rendered. Plaintiffs also allege a claim for libel and slander against a former President of TSM.  In January 2011, we filed our response and a counterclaim for malicious prosecution and abuse of process.  Discovery has been substantially completed.  On April 13, 2012 the Corporation filed a motion to dismiss and for summary judgment, seeking the dismissal of the TAC, which the plaintiffs opposed.  The Court set oral argument on the dispositive motion for November 1, 2012.  The Corporation is vigorously defending this claim.

Dentists Association Litigation

On February 11, 2009, the Puerto Rico Dentists Association (Colegio de Cirujanos Dentistas de Puerto Rico) filed a complaint in the Court of First Instance against 24 health plans operating in Puerto Rico that offer dental health coverage.  The Corporation and two of its subsidiaries, TSS and Triple-C, Inc. ("TCI"), were included as defendants.  This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated.

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

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Corporation, opposed.  Following months of jurisdictional proceedings in the federal court system, the federal district court in Puerto Rico decided to retain jurisdiction on February 8, 2011.  The defendants filed a joint motion to dismiss the case on the merits, because the complaint fails to state a claim upon which relief can be granted.  On August 31, 2011, the District Court dismissed all of plaintiffs' claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005.   Plaintiffs moved the court to reconsider its August 31, 2011 decision and the defendants did the same, arguing that the breach of contract claim failed to state a claim upon which relief can be granted.  On May 2, 2012, the court denied the plaintiffs' motion.  On May 31, 2012, plaintiffs appealed the District Court's dismissal of their complaint and the denial of plaintiffs' motion for reconsideration.  The Court of Appeals for the First Circuit dismissed the appeal for lack of jurisdiction.  On September 25, 2012 the District Court denied without prejudice the defendants’ motion for reconsideration.  On October 10, 2012 the parties filed their briefs with respect to class certification and are waiting for the court’s decision.

Claims by Heirs of Former Shareholders

The Corporation and TSS are defending four individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 69 shares of the Corporation or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split).  While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Corporation pursuant to transfer and ownership restrictions contained in the Corporation's (or its predecessors' or affiliates') articles of incorporation and bylaws was improper.

In one of these cases, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two year statute of limitations contained in the local securities law.  The Court of First Instance determined that the plaintiffs' claims are time barred under the local securities law.  The plaintiffs appealed, and in January 2012, the Puerto Rico Court of Appeals upheld the dismissal, holding that even if the plaintiffs could have survived the securities law's two year statute of limitations, their complaint was time-barred under the Civil Code's four year statute of limitations on claims of fraud.  On March 28, 2012 the plaintiffs filed a petition for writ of certiorari before the Puerto Rico Supreme Court that was granted on May 31, 2012.  We filed our respondent’s brief on October 5, 2012. The parties are waiting for the Supreme Court’s decision.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

In the second case, the Puerto Rico Court of First Instance granted our motion to dismiss on grounds that the complaint was time-barred under the two year statute of limitations contained in the securities law, and the Puerto Rico Court of Appeals confirmed.  Plaintiffs filed a petition for certiorari before the Puerto Rico Supreme Court that was granted on January 20, 2012.  Plaintiffs filed the Petitioners' brief with the Supreme Court on April 26, 2012.  Defendants filed their Respondents' brief on May 29, 2012.  The parties are waiting for the Supreme Court's decision.

In the third case, the court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Court of First Instance.  Our request for reconsideration was denied in December 2011. The case is again before the Court of First Instance, which held a pretrial hearing on September 27. 2012.  The court set another pretrial hearing for February 28, 2013.

The fourth case was filed in November 2011.  On August 9, 2012, plaintiffs filed a petition to amend their allegation, which included an amended complaint; the petition was granted.  On October 15, 2012, we filed a motion to dismiss on the grounds that the claim is time barred under the local securities law's two year statue of limitations.  The court has not ruled on our motion.

Management believes all these claims are time barred under one or more statutes of limitations and is vigorously defending the claims on these and other grounds.

ACODESE Investigation

During April 2010, each of the Company's wholly-owned insurance subsidiaries received subpoenas for documents from the U.S. Attorney for the Commonwealth of Puerto Rico (the "U.S. Attorney") and the Puerto Rico Department of Justice ("PRDOJ") requesting information principally related to the Asociación de Compañías de Seguros de Puerto Rico, Inc. ("ACODESE" by its Spanish acronym). Also in April 2010, the Company's insurance subsidiaries received a request for information from the Office of the Commissioner of Insurance of Puerto Rico ("OCI") related principally to ACODESE. The Company's insurance subsidiaries are members of ACODESE, an insurance trade association established in Puerto Rico since 1975, and their current presidents have participated over the years on ACODESE's board of directors.

The Company believes similar subpoenas and information requests were issued to other member companies of ACODESE in connection with the investigation of alleged payments by the former Executive Vice President of ACODESE to members of the Puerto Rico Legislative Assembly beginning in 2005. The Company, however, was not informed of the specific subject matter of the investigations conducted by the U.S. Attorney, the PRDOJ or the OCI. The Company fully complied with the subpoenas and requests for information and cooperated with each of the government investigations. The Company has been advised that these investigations have concluded and will not be further pursued with respect to the Company’s insurance subsidiaries.

Intrusions into Triple-C, Inc. Internet IPA Database

On September 21, 2010, we learned from a competitor that a specific internet database managed by our subsidiary TCI containing information pertaining to individuals previously insured by TSS under the Government of Puerto Rico's Health Insurance Plan ("HIP") and to independent practice associations ("IPAs") that provided services to those individuals, had been accessed without authorization by certain of our competitor's employees from September 9 to September 15, 2010.  TCI served as a third-party administrator for TSS in the administration of its HIP contracts until September 30, 2010.  We conducted a thorough investigation with the assistance of external resources and identified the information that was accessed and downloaded into the competitor's system.  The September 2010 intrusions may have potentially compromised protected health information of approximately 398,000 beneficiaries in the North and Metro-North regions of the HIP.  Our investigation also revealed that protected health information of approximately 5,500 HIP beneficiaries, 2,500 Medicare beneficiaries and IPA data from all three HIP regions previously serviced by TSS was accessed through multiple, separate intrusions into the TCI IPA database from October 2008 to August 2010.  We have no evidence indicating that the stolen information included Social Security numbers.  We attempted to notify by mail all beneficiaries whose information may have been compromised by these intrusions.  We also established a toll-free call center to address inquiries and complaints from the individuals to whom notice was provided.  We received a total of approximately 1,530 inquiries and no complaints from these individuals.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Our investigation revealed that the security breaches were the result of unauthorized use of one or more active user IDs and passwords specific to the TCI IPA database, and not the result of breaches of TCI's, TSS's or the Corporation's system security features.  Nonetheless, we took measures to strengthen TCI's server security and credentials management procedures and conducted an assessment of our system-wide data and facility security to prevent the occurrence of a similar incident in the future.

We were unable to determine the purpose of these breaches and do not know the extent of any fraudulent use of the information or its impact on the potentially affected individuals and IPAs.  According to representations made by our competitor, however, the target was financial information related to IPAs and management of the HIP, rather than the beneficiaries' information.

We notified the appropriate Puerto Rico and federal government agencies of these events, and gave public notice of the breaches as required under Puerto Rico and federal law.  We received a number of inquiries and requests for information related to these events from these government agencies and are cooperating with them.  The Puerto Rico government agency that oversees the HIP levied a fine of $100 on TSS in connection with these incidents, but following our request for reconsideration, the agency withdrew the fine until the pertinent federal authorities conclude their investigations of this matter.  On August 16, 2011, the Office for Civil Rights of the U.S. Department of Health and Human Services initiated a review of TSS's and TCI's compliance with the security and privacy rules promulgated under the Health Insurance Portability and Accountability Act of 1996, in connection with these data breaches.  The Company at this time cannot reasonably assess the impact of these investigations on the Company.

Joint Underwriting Association Litigations

On August 19, 2011, plaintiffs, purportedly a class of motor vehicle owners, filed an action in the United States District Court for the District of Puerto Rico against the Puerto Rico Joint Underwriting Association ("JUA") and 18 other defendants, including Triple-S Propiedad, Inc. ("TSP"), alleging violations under the Puerto Rico Insurance Code, the Puerto Rico Civil Code, the Racketeer Influenced and Corrupt Organizations Act ("RICO") and the local statute against organized crime and money laundering. JUA is a private association created by law to administer a compulsory public liability insurance program for motor vehicles in Puerto Rico ("CLI").  As required by its enabling act, JUA is composed of all the insurers that underwrite private motor vehicle insurance in Puerto Rico and exceed the minimum underwriting percentage established in such act.  TSP is a member of JUA.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

In this lawsuit, entitled Noemí Torres Ronda, et al v. Joint Underwriting Association, et al., plaintiffs allege that the defendants illegally charged and misappropriated a portion of the CLI premiums paid by motor vehicle owners in violation of the Puerto Rico Insurance Code.  Specifically, they claim that because the defendants did not incur acquisition or administration costs allegedly totaling 12% of the premium dollar, charging for such costs constitutes the illegal traffic of premiums.  Plaintiffs also claim that the defendants, as members of JUA, violated RICO through various inappropriate actions designed to defraud motor vehicle owners located in Puerto Rico and embezzle a portion of the CLI premiums for their benefit.

Plaintiffs seek the reimbursement of funds for the class amounting to $406.6 million, treble damages under RICO, and equitable relief, including a permanent injunction and declaratory judgment barring defendants from their alleged conduct and practices, along with costs and attorneys' fees.

On December 30, 2011, TSP and other insurance companies filed a joint motion to dismiss, arguing that plaintiffs' claims are barred by the filed rate doctrine, inasmuch a suit cannot be brought, even under RICO, to amend the compulsory liability insurance rates that were approved by the Puerto Rico Legislature and the Commissioner of Insurance.  The motion also argues that since RICO is not a federal statute that specifically relates to the business of insurance, and its application in the claims at issue would frustrate state policy and interfere with Puerto Rico's insurance administrative regime, the McCarran-Ferguson Act precludes plaintiffs' claims. Finally, TSP argued that plaintiffs failed to allege the necessary elements of an actionable RICO claim, or, in the alternative, their damages claim is time barred.

On February 17, 2012, plaintiffs filed their opposition.  On April 4, 2012, TSP filed a reply in support of our motion to dismiss.  The court denied our motion to dismiss.  On October 2, 2012, the court issued an order certifying the class.  On October 12, 2012, several defendants, including TSP, filed an appeal before the U.S. Court of Appeals for the First District, requesting the court to vacate the District Court’s certification order.

A similar case entitled Maria Margarita Collazo Burgos, et al. v. La Asociación de Suscripcion Conjunta del Seguro de Responsabilidad Obligatorio ("JUA"), et al., was filed against JUA and its members, including TSP, in the Puerto Rico Court of First Instance, San Juan Part on January 28, 2010.  This litigation is a putative class action lawsuit brought on behalf of motor vehicle owners in Puerto Rico.  Plaintiffs in this lawsuit allege that each of the defendants engaged in similar activities and conduct as those alleged in the Torres Ronda litigation and claim the recovery of $225 million for the class pertaining to the acquisition and administration costs of the CLI, allegedly charged in violation of the Puerto Rico Insurance Code's provisions prohibiting the illegal traffic of premiums.  TSP is vigorously contesting this action.

Given the early stage of these cases, the Corporation cannot assess the probability of an adverse outcome, or the reasonable financial impact that any such outcome may have on the Corporation.  The Corporation intends to vigorously defend these lawsuits.

(14)	Business Combination

2012 Acquisition

On January 18, 2012, TSM completed the acquisition of 90.8% of the outstanding capital stock of a health clinic in Puerto Rico.  The cost of this acquisition was approximately $3,501, funded with unrestricted cash.  The following table summarizes the net assets acquired as a result of this acquisition:

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

At January 31, 2011, we recognized intangible assets of $33,660 which are included within the consolidated other assets.  During the three months and nine months ended September 30, 2012, we recognized amortization expense related to the intangible assets resulting from the AH transaction of $1,796 and $5,387, respectively.  During the three months and nine months ended September 30, 2011 we recognized $2,079 and $5,544, respectively, of amortization expense related to estimated intangible assets resulting from the AH transaction.

The consolidated statements of earnings for the three months ended September 30, 2011 include $118,732 and $2,171 related to AH operating revenues and net income, respectively, corresponding to the period subsequent to the effective date of the acquisition.  The consolidated statements of earnings for the nine months ended September 30, 2011 include $309,276 and $4,591 related to AH operating revenues and net income, respectively, corresponding to the period subsequent to the effective date of the acquisition.  The following unaudited pro forma financial information presents the combined results of operations of the Corporation and AH as if the acquisition had occurred at the beginning of 2010.  The unaudited pro forma financial information is not intended to represent or be indicative of the Corporation’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Corporation’s future consolidated results of operations.

	Unaudited
	Three months ended	Nine months ended
	September 30, 2011	September 30, 2011
Operating revenues	$542,653	$1,612,382
Net Income	$11,959	$39,577
Basic net income per share	$0.42	$1.38
Diluted net income per share	$0.41	$1.37

The above pro forma operating revenues and net income considers the following estimated acquisition adjustments:

●
Amortization of intangible assets – based on the estimated fair value of the tangible net assets acquired from AH, we estimate that we will recognize in our consolidated balance sheet intangible assets of approximately $58.6 million, including goodwill.  We considered amortization expense for the three months and nine months ended September 30, 2011 of $1.6 million and $4.6 million, respectively.

●
Net investment income – this pro forma adjustment represents the anticipated bond discount amortization due to the fair value accounting of investment in securities.  The pro forma information considers approximately $11 and $32 of additional bond discount amortization for the three months and nine months ended September 30, 2011, respectively.

●
Current income tax expense – we recognized the tax effect of the other pro forma adjustments done to the statement of earnings.  During the three months and nine months ended September 30, 2011 the Corporation and AH were subject to Puerto Rico income taxes as a regular corporation at the then enacted tax rate of 30%.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and nine months ended September 30, 2012.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2011 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the nine months ended September 30, 2012 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico with over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (“PDP”)) markets.  In the Commercial market we are the largest provider of managed care products.  We offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Reform (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (“Medicaid”), by administering the provision of the physical health component in designated service regions in Puerto Rico.  For the nine months ended September 30, 2012, operating income generated under the Medicaid program represented 54% of our consolidated operating income.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2011 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.  As of September 30, 2012 we serve approximately 1,700,000 members across all regions of Puerto Rico and U.S. Virgin Islands.  For the nine months ended September 30, 2012, our managed care segment represented approximately 91% of our total consolidated premiums earned.  We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (“TSS”) and Socios Mayores en Salud Holdings, Inc. (from now on referred to as “American Health” or “AH”).  TSS is a Blue Cross Blue Shield Association (“BCBSA”) licensee, which provides us with exclusive use of the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.

We also have significant positions in the life insurance and property and casualty insurance markets.  Our life insurance segment had a market share of approximately 13% (in terms of direct premiums) during the year ended December 31, 2011.  Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) for the year ended December 31, 2011.  We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 5% and 4%, respectively, of our consolidated premiums earned, net for the nine months ended September 30, 2012.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Premiums earned, net:
Managed care	$508.5	$472.4	$1,532.8	$1,364.4
Life insurance	31.8	28.8	92.5	83.7
Property and casualty insurance	25.9	24.9	71.7	74.5
Intersegment premiums earned	(0.6)	(0.7)	(1.8)	(2.1)
Consolidated premiums earned, net	$565.6	$525.4	$1,695.2	$1,520.5
Administrative service fees:
Managed care	28.4	$6.4	$86.0	$22.0
Intersegment administrative service fees	(1.2)	(1.2)	(3.5)	(3.2)
Consolidated administrative service fees	$27.2	$5.2	$82.5	$18.8
Operating income:
Managed care	$7.3	$11.2	$33.3	$32.6
Life insurance	4.1	5.3	12.5	13.2
Property and casualty insurance	1.9	(1.1)	4.1	2.0
Intersegment and other	2.2	1.2	(1.4)	2.9
Consolidated operating income	$15.5	$16.6	$48.5	$50.7

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

We use operating income as a measure of performance of the underwriting and investment functions of our segments.  We also use the loss ratio and the operating expense ratio as measures of performance.  The loss ratio is claims incurred divided by premiums earned, net.  The operating expense ratio is operating expenses divided by premiums earned, net and administrative service fees.

Recent Developments

Federal Regulation

On April 12, 2012, Centers for Medicare and Medicaid Services (“CMS”) issued a final rule (the “2012 Final Rule”), effective June 1, 2012, to implement certain changes to the Medicare Advantage and Part D programs mandated by the Patient Protection and Affordable Care Act of 2010, as amended (“ACA”), including strengthening CMS’ ability to remove poor performers from the Medicare Advantage and Part D programs beginning in 2015.  Under the 2012 Final Rule, beginning with Medicare contract year 2015, CMS will have the authority to terminate its contract with any Medicare Advantage or Part D plan for substantial contract non-compliance, or refuse to renew such plan, if the plan fails to achieve an overall Star Rating of three stars (out of five) for any consecutive three (3) year period.  Although CMS has issued annual Star Ratings for Part D plans since 2007 and for Medicare Advantage plans since 2008, CMS will use Star Ratings issued for Medicare contract years 2013 and beyond in implementing the 2012 Final Rule.  Thus, contract year 2015 will be the first year in which CMS will have the authority under the 2012 Final Rule to terminate a Medicare Advantage or Part D plan from participation in the federal program based on a plan’s ratings for contract years 2013, 2014 and 2015.  CMS issues Star Ratings on a prospective basis, typically in the fall preceding the contract year.  The 2012 Final Rule provides CMS the authority to use the lower Star Ratings as a means to invoke its existing authority under Section 1857(c)(2) of the Social Security Act to terminate a contract when CMS determines that the Medicare Advantage or Part D plan has failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage or Part D program.

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

Managed Care Membership

	As of September 30,
	2012	2011
Managed care enrollment:
Commercial 1	708,643	704,992
Medicare 2	122,925	107,053
Medicaid 3	872,496	-
Total	1,704,064	812,045
Managed care enrollment by funding arrangement:
Fully-insured	606,028	583,382
Self-insured	1,098,036	228,663
Total	1,704,064	812,045

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
(3)
We did not participate in the Medicaid segment during the first nine months of 2011.  We resumed our participation in this sector in November 2011.  All are self-funded members.  For a description of the miSalud contract, see Item 1 of Part I of the Annual Report on Form 10-K for the year ended December 31, 2011 under the captions “General Description of Business and Recent Developments” and “Business-Customers-Medicaid.”

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Revenues:
Premiums earned, net	$565.6	$525.4	$1,695.2	$1,520.5
Administrative service fees	27.2	5.2	82.5	18.8
Net investment income	11.6	12.0	34.3	36.5
Other operating revenues	1.2	-	3.3	-
Total operating revenues	605.6	542.6	1,815.3	1,575.8
Net realized investment gains	-	5.6	2.2	18.5
Net unrealized investment loss on trading securities	-	(6.0)	-	(7.3)
Other income, net	0.6	(0.2)	1.5	0.3
Total revenues	606.2	542.0	1,819.0	1,587.3
Benefits and expenses:
Claims incurred	485.5	442.4	1,457.4	1,272.9
Operating expenses	104.6	83.6	309.4	252.2
Total operating expenses	590.1	526.0	1,766.8	1,525.1
Interest expense	2.9	2.5	8.1	8.6
Total benefits and expenses	593.0	528.5	1,774.9	1,533.7
Income before taxes	13.2	13.5	44.1	53.6
Income tax expense	1.5	1.9	7.8	14.5
Net income attributable to TSM	$11.7	$11.6	$36.3	$39.1

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Operating Revenues

Consolidated premiums earned, net increased by $40.2 million, or 7.7%, to $565.6 million during the three months ended September 30, 2012 when compared to the three months ended September 30, 2011; mostly due to an increase in Managed Care premiums resulting from higher member months enrollment in the Commercial and Medicare businesses and higher average Commercial per member per month premiums.

The consolidated administrative service fees of $27.2 million is $22.0 million, or 423.1%, higher in the 2012 period reflecting our higher amount of self-insured contracts after resuming our participation in the Medicaid sector.

Claims Incurred

Consolidated claims incurred increased by $43.1 million, or 9.7%, to $485.5 million during the three months ended September 30, 2012 when compared to the claims incurred during the three months ended September 30, 2011.  This increase is primarily due to higher claims in the Managed Care segment resulting from higher utilization and cost trends in the Medicare and Commercial businesses.  The claims incurred in the Life segment also increased during this period as the result of higher claims received in the Individual and Cancer lines of business and an increase in the liability for future policy benefits.  The consolidated loss ratio increased by 160 basis points to 85.8%.

Operating Expenses

Consolidated operating expenses during the three months ended September 30, 2012 increased by $21.0 million, or 25.1%, to $104.6 million as compared to the operating expenses during the three months ended September 30, 2011.  For the three months ended September 30, 2012, the consolidated operating expense ratio increased by 180 basis points to 17.6%, reflecting a higher amount of self-insured contracts after resuming our participation in the Medicaid sector.

Income Tax Expense

Consolidated income tax expense during the three months ended September 30, 2012 decreased by $0.4 million, to $1.5 million, as compared to the income tax expense during the three months ended September 30, 2011, as a result of a 270 basis points decrease in the effective tax rate, to 11.4% during the three months ended September 30, 2012.  The lower effective tax rate results from a lower pretax income in the Managed Care segment, which operates at a higher effective tax rate.

Nine months Ended September 30, 2012 Compared to Nine months Ended September 30, 2011

Operating Revenues

Consolidated premiums earned, net increased by $174.7 million, or 11.5%, to $1,695.2 million during the nine months ended September 30, 2012 when compared to the nine months ended September 30, 2011.  The increase was mostly the result of the higher member month enrollment in the Medicare and Commercial business, attributed to the new members acquired from AH on February 2011 and organic growth, as well as to the receipt of higher risk score adjustments from CMS in 2012 as compared to 2011.

The increase in administrative service fees of $63.7 million, or 338.8%, to $82.5 million in the 2012 period, is due to higher amount of self-insured contracts after resuming our participation in the Medicaid sector.

Net Realized Investment Gains

Consolidated net realized investment gains of $2.2 million during the 2012 period are the result of net realized gains from the sale of debt and equity securities.

Claims Incurred

Consolidated claims incurred increased by $184.5 million, or 14.5%, to $1,457.4 million during the nine months ended September 30, 2012 when compared to the claims incurred during the nine months ended September 30, 2011.  This increased claims incurred of the Managed Care segment result from the additional business related to the AH acquisition and higher utilization and cost trends in the Medicare business.  The Life and Property and Casualty segments also experienced increases in claims incurred.  The consolidated loss ratio increased by 230 basis points to 86.0%.

Operating Expenses

Consolidated operating expenses during the nine months ended September 30, 2012 increased by $57.2 million, or 22.7%, to $309.4 million as compared to the operating expenses during the nine months ended September 30, 2011.  For the nine months ended September 30, 2012, the consolidated operating expense ratio increased by 100 basis points to 17.4%, reflecting a higher amount of self-insured contracts after resuming our participation in the Medicaid sector effective November 1, 2011.

Income Tax Expense

Consolidated income tax expense during the nine months ended September 30, 2012 decreased by $6.7 million to $7.8 million as compared to the income tax expense during the nine months ended September 30, 2011.  The consolidated income tax expense for the nine months ended September 30, 2011 includes a one-time charge of $6.4 million resulting from a reduction of the net deferred tax assets following the enactment of the new Puerto Rico tax reform, which was effective January 2011, that reduced the maximum corporate income tax rate from 39% to approximately 30%.  This is offset in part by a higher contribution from the Managed Care segment, which operates at a higher effective tax rate.

Managed Care Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Operating revenues:
Medical premiums earned, net:
Commercial	$240.5	$234.4	$724.9	$703.2
Medicare	268.0	238.0	807.9	658.5
Medicaid	-	-	-	2.7
Medical premiums earned, net	508.5	472.4	1,532.8	1,364.4
Administrative service fees	28.4	6.4	86.0	22.0
Net investment income	3.9	4.5	11.7	13.5
Total operating revenues	540.8	483.3	1,630.5	1,399.9
Medical operating costs:
Medical claims incurred	456.0	414.1	1,373.5	1,196.2
Medical operating expenses	77.5	58.0	223.7	171.1
Total medical operating costs	533.5	472.1	1,597.2	1,367.3
Medical operating income	$7.3	$11.2	$33.3	$32.6
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,448,985	1,440,393	4,375,260	4,362,829
Self-funded	676,007	670,150	2,007,635	2,058,365
Total Commercial member months	2,124,992	2,110,543	6,382,895	6,421,194
Medicare:
Medicare Advantage	342,180	291,628	1,011,150	823,264
Stand-alone PDP	25,502	26,444	76,197	79,648
Total Medicare member months	367,682	318,072	1,087,347	902,912
Medicaid member months - Self-funded	2,631,532	-	7,886,395	-
Total member months	5,124,206	2,428,615	15,356,637	7,324,106
Medical loss ratio	89.7%	87.7%	89.6%	87.7%
Operating expense ratio	14.4%	12.1%	13.8%	12.3%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Medical Operating Revenues

Medical premiums earned for the three months ended September 30, 2012 increased by $36.1 million, or 7.6%, to $508.5 million when compared to the medical premiums earned during the three months ended September 30, 2011.  This increase is principally the result of the following:

●
Medical premiums generated by the Medicare business increased during the three months ended September 30, 2012 by $30.0 million, or 12.6%, to $268.0 million.  This fluctuation primarily results from the overall increase in the member months enrollment of this business by 49,610, or 15.6%, when compared with the same period in 2011.  Increase in member months enrollment was attributed to increased sales across all our Medicare Advantage products, but mostly in the member months enrollment in our dual-eligible offerings, which increased by 31,984, or 24.5%, during the 2012 period.

●
Medical premiums generated by the Commercial business increased by $6.1 million, or 2.6%, to $240.5 million during the three months ended September 30, 2012, primarily resulting from an increase in average premium rates in rated group policies of approximately 2% and to higher member months enrollment in the 2012 period.

Administrative service fees increased by $22.0 million, or 343.8%, to $28.4 million during the three months ended September 30, 2012.  This fluctuation primarily results from the member months enrollment from the miSalud contract, which we resumed servicing effective November 1, 2011.

Medical Claims Incurred

Medical claims incurred during the three months ended September 30, 2012 increased by $41.9 million, or 10.1%, to $456.0 million when compared to the three months ended September 30, 2011.  The medical loss ratio (“MLR”) of the segment increased 200 basis points during the 2012 period, to 89.7%.  These fluctuations are primarily attributed to the effect of the following:

●
The medical claims incurred of the Medicare business increased by $29.2 million, or 13.9% during 2012 and its MLR increased by 100 basis points, to 89.4% for the three months ended September 30, 2012.  Excluding the effect of risk-score premium adjustments and prior period reserve developments the MLR increased by 610 basis points mostly as the result of higher utilization and cost trends, particularly in the pharmacy services across most of our offerings.

●
The medical claims incurred of the Commercial business increased by $11.3 million, or 5.6%, during the 2012 period and its MLR increased by 250 basis points, primarily due to increased utilization trends and cost trends in 2012, particularly in hospital admissions and surgical procedures.

●	The medical claims incurred of the former Medicaid business were $1.4 million, or 272.8%, higher than the prior period mostly due to paid claims through the run-off of the business.

Medical Operating Expenses

Medical operating expenses for the three months ended September 30, 2012 increased by $19.5 million, or 33.6%, to $77.5 million when compared to the three months ended September 30, 2011, mostly resulting from the higher member months enrollment in 2012.  The 230 basis points operating expense ratio increase, from 12.1% in 2011 to 14.4% in 2012, reflects the proportion of self-funded membership after resuming our participation in the Medicaid sector effective November 1, 2011.

Nine months Ended September 30, 2012 Compared to Nine months Ended September 30, 2011

Medical Operating Revenues

Medical premiums earned for the nine months ended September 30, 2012 increased by $168.4 million, or 12.3%, to $1.5 billion when compared to the medical premiums earned during the nine months ended September 30, 2011.  This increase is principally the result of the following:

●
Medical premiums generated by the Medicare business increased during the nine months ended September 30, 2012 by $149.4 million, or 22.7%, to $807.9 million.  This fluctuation is the result of an overall increase in the member months enrollment of this business by 184,435, or 20.4%, when compared with the same period in 2011.  Increase in member months enrollment was attributed to increased sales across all our Medicare Advantage products, as well as to the effect of presenting the members acquired from AH for the full period in 2012 and only for eight months in 2011.  This fluctuation also results from the receipt of a higher risk score adjustments from CMS in 2012 as compared to 2011.  The nine months ended September 30, 2012 and 2011 include the net effect of approximately $12.6 million and $1.9 million, respectively, related to CMS final risk scores adjustments corresponding to prior periods.

●
Medical premiums generated by the Commercial business increased by $21.7 million, or 3.1%, to $724.9 million during the nine months ended September 30, 2012.  This fluctuation is primarily the result of an increase in average premium rates in rated group policies of approximately 1.5% and an increase in member months enrollment by 36,818, or 1.3%.

Administrative service fees increased by $64.0 million, or 290.9%, to $86.0 million during the nine months ended September 30, 2012.  This fluctuation primarily results from the member months enrollment from the miSalud contract effective November 1, 2011.

Medical Claims Incurred

Medical claims incurred during the nine months ended September 30, 2012 increased by $177.3 million, or 14.8%, to $1,373.5 million when compared to the nine months ended September 30, 2011.  The MLR of the segment increased 190 basis points during the 2012 period, to 89.6%.  These fluctuations are primarily attributed to the effect of the following:

●
The medical claims incurred of the Medicare business increased by $141.0 million, or 24.2% during the 2012 period mostly as the result of the higher member months enrollment in 2012 attributed to increased sales, as well as to the effect of presenting the members acquired from AH for the full period in 2012 and only for eight months in 2011.  The MLR was 89.6%, which is 110 basis points higher than the MLR for the prior year.  Excluding the effect of risk-score premium adjustments and prior period reserve developments in the 2012 and 2011 periods, the MLR increased by 380 basis points, mostly as the result of higher utilization and cost trends in AH, particularly in pharmacy services.

●
The medical claims incurred of the Commercial business increased by $30.8 million, or 5.0%, during the 2012 period and its MLR increased by 160 basis points, mostly resulting from moderate premium rate increases and higher utilization trends, particularly in hospital admissions and surgical procedures.

●
The medical claims incurred of the Medicaid business for the nine months ended September 30, 2012 increased by $5.5 million mostly because of a favorable prior period reserve development recognized in the 2011 period after the termination of the Medicaid fully-insured contracts effective September 30, 2010.

Medical Operating Expenses

Medical operating expenses for the nine months ended September 30, 2012 increased by $52.6 million, or 30.7%, to $223.7 million when compared to the nine months ended September 30, 2011, primarily resulting from the higher member month enrollment in 2012.  The operating expense ratio increased by 150 basis points, from 12.3% in 2011 to 13.8% in 2012, reflecting a higher amount of self-insured contracts after resuming our participation in the Medicaid sector effective November 1, 2011.

Life Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Operating revenues:
Premiums earned, net:
Premiums earned	$33.8	$30.2	$98.5	$88.1
Premiums earned ceded	(2.0)	(1.4)	(6.0)	(4.4)
Premiums earned, net	31.8	28.8	92.5	83.7
Net investment income	5.2	4.6	15.3	13.5
Total operating revenues	37.0	33.4	107.8	97.2
Operating costs:
Policy benefits and claims incurred	17.3	14.4	48.7	40.4
Underwriting and other expenses	15.6	13.7	46.6	43.6
Total operating costs	32.9	28.1	95.3	84.0
Operating income	$4.1	$5.3	$12.5	$13.2
Additional data:
Loss ratio	54.4%	50.0%	52.6%	48.3%
Operating expense ratio	49.1%	47.6%	50.4%	52.1%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Operating Revenues

Premiums earned, net for the three months ended September 30, 2012 increased by $3.0 million, or 10.4% to $31.8 million when compared to the three months ended the September 30, 2011.  Such increase is primarily related to higher sales in the Cancer and Individual Life lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the three months ended September 30, 2012 increased by $2.9 million, or 20.1%, to $17.3 million when compared to the three months ended September 30, 2011, as a result of higher claims received for the Cancer products, resulting from higher volume in the 2012 period.  The liability for future policy benefits also increased during the 2012 period driven by new business subscribed during the period and improved persistency on the individual life block of business.  The loss ratio for the period increased from 50.0% in 2011 to 54.4% in 2012, or 440 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the three month period ended September 30, 2012 increased by $1.9 million, or 13.9%, to $15.6 million when compared to the three months ended September 30, 2011.  The increase is related to higher commissions resulting from overall premium.  As a result, the operating expense ratio increased by 150 basis points from 47.6% in 2011 to 49.1% in 2012.

Nine months Ended September 30, 2012 Compared to Nine months Ended September 30, 2011

Operating Revenues

Premiums earned, net for the nine months ended September 30, 2012 increased by $8.8 million, or 10.5% to $92.5 million when compared to the nine months ended the September 30, 2011.  Such increase is primarily related to higher sales in the Cancer, Individual and Group lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the nine months ended September 30, 2012 increased by $8.3 million, or 20.5%, to $48.7 million when compared to the nine months ended September 30, 2011, as a result of higher claims received for the Cancer products and an increase in the liability for future policy benefits driven by new business subscribed during the period and improved persistency on the Individual Life business in the period.  The loss ratio for the period increased from 48.3% in 2011 to 52.6% in 2012, or 430 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the nine month period ended September 30, 2012 increased $3.0 million, or 6.9%, to $46.6 million when compared to the nine months ended September 30, 2011.  The increase is mostly related to higher commissions as a result of the overall premium growth.  Expense control and the growth in premiums during this period resulted in a lower operating expense ratio, which decreased by 170 basis points, from 52.1% in 2011 to 50.4% in 2012.

Property and Casualty Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2012	2011	2012	2011
Operating revenues:
Premiums earned, net:
Premiums written	$40.0	$39.0	$119.3	$108.4
Premiums ceded	(16.7)	(15.7)	(47.3)	(46.7)
Change in unearned premiums	2.6	1.6	(0.3)	12.8
Premiums earned, net	25.9	24.9	71.7	74.5
Net investment income	2.2	2.5	6.7	7.1
Total operating revenues	28.1	27.4	78.4	81.6
Operating costs:
Claims incurred	12.8	14.0	36.8	36.4
Underwriting and other expenses	13.4	14.5	37.5	43.2
Total operating costs	26.2	28.5	74.3	79.6
Operating income (loss)	$1.9	$(1.1)	$4.1	$2.0
Additional data:
Loss ratio	49.4%	56.2%	51.3%	48.9%
Operating expense ratio	51.7%	58.2%	52.3%	58.0%
Combined ratio	101.1%	114.4%	103.6%	106.9%

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Operating Revenues

Total premiums written during the three months ended September 30, 2012 increased by $1.0 million, or 2.6%, to $40.0 million, mostly resulting from higher writings in the Commercial Property, Dwelling and Personal Package insurance products offset by a decrease in writings of Commercial Package and Commercial Auto insurance products

Premiums ceded to reinsurers increased by $1.0 million, or 6.4% to $16.7 million during the three months ended September 30, 2012.  The ratio of premiums ceded to premiums written increased by 150 basis points, from 40.3% in 2011 to 41.8% in 2012, mostly resulting from an increase in proportional reinsurance cessions of $1.1 million.  The change in unearned premiums presented an increase of $1.0 million during the three months ended September 30, 2012, primarily as the result of the level of premiums.

Claims Incurred

Claims incurred during the three months ended September 30, 2012 decreased by $1.2 million, or 8.6%, to $12.8 million.  The loss ratio decreased by 680 basis points, to 49.4% during the three months ended September 30, 2012 as a result of a favorable loss experience in the Commercial Multi-Peril line of business resulting from lower amount of reported claims during the current period in comparison with prior year period, particularly after the passage of Tropical Storm Irene over Puerto Rico in August 2011.

Underwriting and Other Expenses

Underwriting and other operating expenses for the three months ended September 30, 2012 decreased by $1.1 million, or 7.6%, to $13.4 million.  The operating expense ratio decreased by 650 basis points during the same period, to 51.7% in 2012, primarily due to a decrease in net commission expense, and to lower other operating expenses.

Nine months Ended September 30, 2012 Compared to Nine months Ended September 30, 2011

Operating Revenues

Total premiums written during the nine months ended September 30, 2012 increased by $10.9 million, or 10.1%, to $119.3 million, mostly resulting from increased sales in the Personal Package insurance products, in addition to an increase Commercial Auto, Commercial Liability, Commercial Package, and Commercial Property insurance products related to the acquisition of several government and municipalities.

Premiums ceded to reinsurers during the nine months ended September 30, 2012 increased by $0.6 million, or 1.3%, to $47.3 million.  The ratio of premiums ceded to premiums written decreased by 150 basis points, from 43.1% in 2011 to 39.6% in 2012, primarily as the result of the higher volume of premiums written.

The change in unearned premiums presented a decrease of $13.1 million during the nine months ended September 30, 2012, primarily as the result of the higher volume of premiums written during the year.

Claims Incurred

Claims incurred during the nine months ended September 30, 2012 increased by $0.4 million, or 1.1%, to $36.8 million.  The loss ratio increased by 240 basis points, to 51.3% during the nine months ended September 30, 2012 as a result of an unfavorable loss experience in the Commercial Auto and General liability lines of business, primarily resulting from the receipt of several large auto liability claims that together had the effect of increasing 2012 claims incurred by approximately $2.3 million; offset in part by a decrease in Commercial Multi-Peril line of business related to Tropical Storm Irene of approximately $2.1 million.

Underwriting and Other Expenses

Underwriting and other operating expenses for the nine months ended September 30, 2012 decreased by $5.7 million, or 13.2%, to $37.5 million.  The operating expense ratio decreased by 570 basis points during the same period, to 52.3% in 2012, primarily due to a lower net commission expense and decreases in other operating expenses.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended
	September 30,
(Dollar amounts in millions)	2012	2011
Sources of cash:
Cash provided by operating activities	$112.1	$216.9
Proceeds from short-term borrowings	11.2	-
Net proceeds of investment securities	-	10.1
Proceeds from policyholder deposits	32.9	20.7
Other	0.3	-
Total sources of cash	156.5	247.7
Uses of cash:
Net purchases of investment securities	(113.0)	-
Net capital expenditures	(8.7)	(12.0)
Repurchase and retirement of common stock	(0.6)	(7.6)
Cash settlements of stock options	-	(2.4)
Repayments of long-term borrowings	(26.5)	(51.2)
Repayments of short-term borrowings	-	(15.6)
Surrenders of policyholder deposits	(4.8)	(4.6)
Acquisition of business, net of cash acquired of $0.8 and $29.4 million	(2.7)	(54.0)
Other	(3.3)	(9.4)
Total uses of cash	(159.6)	(156.8)
Net increase (decrease) in cash and cash equivalents	$(3.1)	$90.9

Cash flow from operating activities decreased by $104.8 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, principally due to the effect of higher claims paid and cash paid to suppliers and employees by $132.9 million and $15.7 million, respectively, offset in part by higher premiums collections by $86.0 million.  The increase in premiums collected is principally the result of the higher membership enrollment of the Managed Care.  The increase in claim payments mostly results from the higher enrollment and increased utilization trends in the Managed Care segment. The 2011 operating cash flows include $55.1 million of net proceeds from the trading portfolio, which was sold during that year.

Net purchases of investment securities were $113.0 million during the nine months ended September 30, 2012, primarily resulting from the investment of excess cash flows from operations.

During the nine months ended September 30, 2012 we received $32.9 million in policyholder deposits. This represents an increase of $12.2 million when compared to the prior year and is the result of new annuity products that are more attractive to prospective policyholders.

Net proceeds from short-term borrowings increased by $11.2 million during the nine months ended September 30, 2012, addressing timing differences between cash receipts and disbursements.

In the 2011 period we cash-settled 432,567 stock options for $2.4 million, its fair value on settlement date.  No cash settlement of stock options occurred during the nine months ended September 30, 2012.

During the nine months ended September 30, 2012 we paid approximately $0.6 million under the $30.0 million share repurchase program.

On January 18, 2012, we acquired a controlling stake in a health clinic in Puerto Rico at a cost of $2.7 million, net of $0.8 million of cash acquired.  On February 7, 2011, we acquired AH at a cost of $54.0 million, net of $29.4 million of cash acquired.

Share Repurchase Program

On September 29, 2010, we announced the immediate commencement of a $30.0 million share repurchase program.  The program is conducted using available cash through open-market purchases and privately-negotiated transactions of Class B shares only, in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended.  During the nine months ended September 30, 2012 we repurchased and retired 37,422 shares at an average per share price of $16.98, for an aggregate cost of $0.6 million.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of September 30, 2012, we had $185.0 million of available credit under these facilities.  There are $11.2 million outstanding short-term borrowings under these facilities as of September 30, 2012.

As of September 30, 2012, we had the following long-term borrowings:

●
On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the 6.7% notes).  On September 10, 2012, we repaid $25.0 million of the principal of these senior unsecured notes.

●
On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).  On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

●
On November 1, 2010, we entered in a $25.0 million arrangement to sell securities under repurchase agreements that matures on November 2015.  This repurchase agreement pays interests on a quarterly basis at 1.96%. At September 30, 2012 investment securities available for sale with fair value of $39.6 million (face value of $37.3 million) were pledged as collateral under this agreement.  The proceeds obtained from this agreement were used to repay $25.0 million of the 6.6% notes.

The 6.6% notes and the 6.7% notes contain certain non-financial covenants.  At September 30, 2012, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of September 30, 2012, this secured loan had an outstanding balance of $18.2 million and average annual interest rate of 1.4%.

This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of September 30, 2012 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

As part of the acquisition transaction of the controlling stake in a health clinic, we assumed a term loan with balance of $13.6 million as of September 30, 2012.  The loan requires monthly payments of $0.1 million, including principal and interest, is due on December 23, 2014, with a final payment of $12.9 million and bears interest at an annual rate of 4.75%

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business.  We have exposure to market risk mostly in our investment activities.  For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices.  No material changes have occurred in our exposure to financial market risks since December 31, 2011 as it relates to our fixed maturities investment portfolio.

In 2012 we have increased our market risk exposure to equity instruments to include certain mutual funds whose underlying assets are mostly comprised of debt instruments, loan participations and investments in emerging markets, which we hold in our available-for-sale portfolio.  The funds invest primarily in debt securities issued or guaranteed by corporations, financial institutions and governmental entities that are either unrated or have non-investment grade ratings from either Standard & Poor’s or Moody’s.  Our additional investments in these mutual funds increase our exposure to equity price risk and, because of the underlying assets included in these mutual funds, result in an indirect exposure to credit risk.  We manage this indirect exposure to credit risk by closely monitoring the performance of these mutual funds.  Assuming an immediate decrease of 10% in the market value of our investments in equity securities as of September 30, 2012 and December 31, 2011, the hypothetical loss in the fair value of these investments would have been approximately $20.2 million and $14.4 million, respectively.  See note 4 to consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

A discussion of our market risk addressing our fixed maturities investment portfolio is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of the chief executive officer and the chief financial officer, conducted an evaluation of the effectiveness of the “disclosure controls and procedures” (as such term is defined under Exchange Act Rule 13a-15(e)) of the Corporation and its subsidiaries, except for the health clinic company in which we acquired a controlling interest in January 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2012, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures (without considering those of the recently acquired controlling interest in a health clinic company) are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

In reliance on guidance set forth in Question 3 of a “Frequently Asked Questions” interpretative release issued by the Staff of the SEC’s Office of the Chief Accountant and the Division of Corporation Finance in September 2004, as revised on September 24, 2007, regarding Securities Exchange Act Release No. 34-47986, Management’s Report on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports , our management determined that it would exclude the recently acquired controlling interest in a health clinic company from the scope of its assessment of internal control over financial reporting as of September 30, 2012.  The reason for this exclusion is that we acquired this controlling interest in January 2012 and it was not possible for management to conduct an assessment of internal control over financial reporting in the period between the date the acquisition was completed and the date of management’s assessment.  Accordingly, management has excluded the health clinic company from its assessment of internal control over financial reporting as of September 30, 2012.  The health clinic company’s total assets and operating revenue represent 1.0% and 0.3%, respectively of the related consolidated total assets and operating revenues as of and for the three months ended September 30, 2012.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) are eligible for a quality bonus in their basic premium rates.  Initially, quality bonuses were limited to the few plans that achieved 4 or more stars as their overall Star Rating, but CMS is using demonstration authority to expand the quality bonus to 3 star plans for a three year period through 2014.  Also beginning in 2012, Medicare Advantage Star Ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%).  In all cases, these rebates percentages are lower than the previous percentage of 75%.  Furthermore, CMS has informed plan sponsors nationwide of its intention to implement a series of initiatives beginning in 2012 to encourage beneficiaries to receive care through plans that receive Star Ratings of 3 stars or higher.  These initiatives include: (i) permitting beneficiaries upon request to change during the 2012 contract year to a plan with a 3 Star Rating or higher rating if one is available in the beneficiary’s area; (ii) notifying beneficiaries in low rated plans of their plan’s low rating and advising them of their ability to elect another plan with a Star Rating of 3 or higher in 2013; (iii) limiting a low rated plan’s ability to accept enrollments online through the Medicare Plan Finder; and (iv) limiting the scope and detail of information about low rated plans set forth in the CMS Medicare & You handbook.

TSS administers three Medicare Advantage plans, each of which includes Part D coverage, and one stand-alone Part D plan.  AH administers a single plan covering both Part C (Medicare Advantage) and Part D services.  For 2012, TSS’s HMO plan (which covers approximately 11,000 members) is rated by CMS at 2 stars, and the other four plans (which cover approximately 109,000 members) are rated by CMS at 2.5 stars, out of a possible five stars.  Two of the plans—the TSS HMO plan and the AH plan—have received Star Ratings of less than 3 stars for three or more consecutive years.  As a consequence, CMS requested that we submit corrective action plans (“CAPs”) for these two plans by June 29, 2012 that set forth an achievable framework to improve the Star Ratings to 3 stars or higher.  We timely submitted the required action plans.  CMS recently issued its Star Ratings for 2013. One of our plans, the AH plan, increased their ratings to 3 stars.  Our other four plans received Star Ratings of 2.5 stars, and three of these plans has received a Star Rating lower than three stars for each of the past three years.  As a result, CMS informed TSS on October 24, 2012 that it will soon issue notices to enrollees of these three plans alerting them of the plans’ low rating, encouraging them to explore higher rated plan options, and offering them the opportunity to move into higher quality plans during a special enrollment period in 2013.

Due to our plans’ 2012 current Star Ratings, we are not eligible for full level quality bonuses or increased rebates in 2012 or 2013.  The AH Plan’s 3 star rating for 2013 will qualify that plan for the quality bonus corresponding to that rating and rebate adjustment in 2014.  The remaining plans will not be eligible for such bonuses or rebates in 2014, which could adversely affect the benefits such plans can offer and reduce their membership and profit margins.  We will continue to devote the resources and management attention we believe necessary to improve our administration of our Medicare Advantage and Part D plans and increase our Star Ratings for future years, but there can be no assurance that we will be successful in doing so.  Our failure to achieve Star Ratings of 3 or higher or to otherwise improve our administration of these plans would jeopardize our ability to attract and retain members in our Medicare Advantage and Part D plans, as well as our ability to continue to participate in these federal programs and to successfully bid for future CMS contracts in these programs.

During the spring, CMS conducted a full performance audit of all five of our Medicare Advantage and Part D plans.  In the course of the audit, CMS discovered multiple deficiencies in TSS’s drug formulary and benefit administration operations and coverage determinations, appeals and grievances processes, and required TSS to formulate and implement immediate CAPs to address them.  On October 9, 2012, CMS imposed a $350,000 civil monetary penalty on TSS for the formulary and benefit administration violations discovered during the audit and for its noncompliance with CMS disenrollment requirements discovered separately.  The AH plan has not been subject to any sanctions.

CMS conducted several validation studies to determine whether the immediate CAPs were effective in remedying the deficiencies discovered at TSS during the audit.  On October 17, 2012, CMS notified TSS that it passed the validation of the CAP related to Part D coverage determinations, appeals and grievances. CMS validation of the formulary administration CAP is ongoing.

Also on October 17, 2012, CMS issued a draft report of its TSS and AH plan audits. The report contains multiple findings in all five plans and allows 90 calendar days from the date of issuance of the final report to correct them.  We expect the final report to be substantially the same as the draft.

We believe that the CMS audit could give rise to additional sanctions if we are unable to demonstrate that we have corrected the deficiencies described in the audit findings or otherwise fail to satisfy CMS requirements for Medicare Advantage and Part D plans, which could include intermediate sanctions (such as suspension of its right to enroll beneficiaries in the Medicare Advantage plans), additional civil monetary penalties and/or termination of participation in the Part D program.  Our failure to maintain compliance with the applicable CMS requirements could also jeopardize our ability to successfully bid for CMS contracts for the Medicare Part D program in the future.

We are making significant changes in our operations to help ensure compliance with all applicable CMS requirements for our Medicare Advantage and Part D plans, including the engagement of additional pharmacy benefit management support and the consolidation of all our plans under a single management team, but there can be no assurance that these measures will be successful in doing so.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6 .	Exhibits

Exhibits	Description

10.1
First Amendment to the Agreement between the Puerto Rico Health Insurance Administration and TSS to administer the provision of the physical health component of the miSalud program in designated service regions. (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (File No. 001-33865)).

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and nine months ended September 30, 2012 and 2011 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation

Registrant

Date :	November 7, 2012	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date:	November 7, 2012	By:	/s/ Amílcar L. Jordán-Pérez
Amílcar L. Jordán-Pérez
Vice President and
Chief Financial Officer