Form 10-K
period 2012-12-31
TRIPLE-S MANAGEMENT CORP
filed 2013-03-14
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act.☐  Yes  ☑  No

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
 ☑  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
   ☐  Yes  ☑  No

As of February 26, 2013, the registrant had 9,042,809 of its Class A common stock outstanding and 19,420,744 of its Class B common stock outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2012 was approximately $353,798,450 for the Class B common stock (the only stock of the registrant that trades in a public market) and $9,042,809 for the Class A common stock (valued at its par value of $1.00 since it is not publicly traded).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 26, 2013 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Triple-S Management Corporation

FORM 10-K

For The Fiscal Year Ended December 31, 2012

Part I

Item 1.   Business

General Description of Business and Recent Developments

Triple-S Management Corporation (“Triple-S”, “TSM”, the “Company”, the “Corporation”, “we”, “us” or “our”) is one of the most significant players in the managed care industry in Puerto Rico, serving approximately 1,721,000 members across all regions, with a 28% market share in terms of premiums written in Puerto Rico for the nine-month period ended September 30, 2012.  We have the exclusive right to use the Blue Cross and Blue Shield (“BCBS”) name and mark throughout Puerto Rico and the U.S. Virgin Islands and over 50 years of experience in the managed care industry.  We offer a broad portfolio of managed care and related products in the commercial and Medicare markets.  Until September 30, 2010 we provided managed care services to the Puerto Rico Health Insurance Plan (similar to Medicaid) (“HIP” or “Medicaid”) and beginning on November 1, 2011 we resumed our participation in this sector as an Administrative Service Only (“ASO”) provider for miSalud. miSalud is a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.

We serve a wide range of customer segments - from corporate accounts, federal and local government employees and individuals to Medicare and Medicaid recipients - with a vast array of managed care products.  We market our managed care products through an extensive network of independent agents and brokers located throughout Puerto Rico as well as an internal salaried sales force.

We also offer complementary products and services, including life insurance, accident and disability insurance and property and casualty insurance.  We are one of the leading provider of life insurance policies in Puerto Rico.

Substantially all premiums generated by our insurance subsidiaries are from customers within Puerto Rico.  In addition, all of our long-lived assets, other than financial instruments, including deferred policy acquisition costs and value of business acquired, goodwill and other intangibles and the deferred tax assets are located within Puerto Rico.

On March 6, 2013, the Company announced its intention to convert 7 million of the 9 million outstanding Class A shares into Class B shares and to concurrently conduct a marketed secondary public offering for all or a substantial majority of the converted shares. The Company also announced its intention to repurchase up to $30,000 of Class B shares as a purchaser in the offering.

In January 2012, we acquired a controlling interest in a health clinic in Puerto Rico, which we expect to provide additional opportunities to our Managed Care segment.

On February 7, 2011, our managed care subsidiary Triple-S Salud, Inc. (“TSS”) completed the acquisition of 100% of the outstanding capital stock of Socios Mayores en Salud Holdings, Inc., the indirect parent company of American Health, Inc. (from now on referred to as “American Health” or “AH”), a provider of Medicare Advantage services to over 40,000 dual and non-dual eligible members in Puerto Rico.  The cost of this acquisition was approximately $84.8 million, and was funded with unrestricted cash.  The consolidated results of operations and financial condition of the Corporation included in this Annual Report on Form 10-K reflect the results of operations of AH from February 1, 2011 and were included within our Managed Care segment.

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

We are licensed by the Blue Cross and Blue Shield Association (“BCBSA”) to use the “Blue Cross Blue Shield” name and mark in Puerto Rico and the U.S. Virgin Islands.  The BCBSA had 38 independent licensees as of December 31, 2012.  Blue Cross Blue Shield (“BCBS”) membership stood at approximately 100 million members at December 31 2012, which represents approximately 32% of the U.S. population.  The BCBS plans work cooperatively in a number of ways that create significant market advantages, especially when competing for very large, multi-state employer groups.  For example, all BCBS plans participate in the BlueCard program, which effectively creates a national “Blue” network.  Each plan is able to take advantage of other BCBS plans’ broad provider networks and negotiated provider reimbursement rates where a member covered by a policy in one state or territory lives or travels outside such state or territory.  The BlueCard program is a source of revenue from services provided in Puerto Rico to individuals who are customers of other BCBS plans and also provides us a significant network in the U.S, creating a significant competitive advantage for us because Puerto Ricans frequently travel to the continental United States.

Life Insurance

Total annual premiums in Puerto Rico for the year ended December 31, 2011 for the life insurance market approximated $1.2 billion.  The main products in this market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities.  The main distribution channels are independent agents.  In recent years banks have established general agencies to cross sell many life insurance products, such as term life and credit life.

Property and Casualty Insurance

The total property and casualty market in Puerto Rico in terms of gross premiums written as of September 30, 2012 was approximately $1.4 billion.  Property and casualty insurance companies compete for the same accounts through aggressive pricing, more favorable policy terms and better quality of services.  The main lines of business in Puerto Rico are personal and commercial auto, commercial multi-peril, fire and allied lines and other general liabilities.  Approximately 67% of the market is written by the top six companies in terms of market share, and approximately 88% of the market is written by companies incorporated under the laws of, and which operate principally in Puerto Rico.

The Puerto Rican property and casualty insurance market is highly dependent on reinsurance.

Puerto Rico’s Economy

Puerto Rico’s economy experienced a considerable transformation during the past sixty-five years, passing from an agriculture economy to an industrial one.  Every sector in the economy participated in this expansion.  Factors contributing to this expansion include government-sponsored economic developments programs, increases in the level of federal transfer payments, and the relatively low cost of borrowing.  In some years, these factors were aided by a significant rise in construction investment driven by infrastructure projects, private investment, primarily in housing, and relatively low oil prices. Nevertheless, the significant oil price increases in past years, the continuous contraction of the manufacturing sector, and budgetary pressures on government finances have triggered a general contraction in the economy.

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of fiscal year 2006, during which the real gross national product grew by only 0.5%.  For fiscal years 2007, 2008, 2009, 2010 and 2011 the real gross national product contracted by 1.1%, 2.9%, 3.8%, 3.4%, and 1.5% respectively. The Puerto Rico Planning Board (the “Planning Board”) currently projects an increase of 0.4% in real gross national product for fiscal year 2012 and an increase of 0.6% in real gross national product for fiscal year 2013.

Personal income, both aggregate and per capita, has shown a positive average growth rate from 1947 to 2010.  In fiscal year 2011, aggregate personal income was $59.4 billion and personal income per capita was $15,995.  From fiscal year 2000 to fiscal year 2011, total employment decreased an average annual rate of 0.6%, from 1,150,291 to 1,077,006.  A reduction in total employment began in the fourth quarter of fiscal year 2006 and has continued consistently through fiscal year 2011 due to the current recession and fiscal adjustment measures.  During fiscal year 2012, however, total employment has shown moderate signs of improvement and the unemployment rate has dropped below 14% for the first time in 4 years. However, labor force participation has also decreased and is at a low level of around 40%.

The economy of Puerto Rico is closely linked to that of the United States, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies and results of the U.S.  These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures.  In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy.  However, in recent years economic growth in Puerto Rico has not been consistent with the performance of the United States economy.

The dominant sectors of the Puerto Rico economy in terms of production and income are manufacturing and services.  The manufacturing sector has undergone fundamental changes over the years as a result of increased emphasis on higher wages, high technology industries, such as pharmaceuticals, biotechnology, computers, microprocessors, professional and scientific instruments, and certain high technology machinery and equipment.  The services sector, which includes finance, insurance, real estate, wholesale and retail trade, transportation, communications and public utilities, and other services, plays a major role in the economy.  It ranks second to manufacturing in contribution to the gross domestic product and leads all sectors in providing employment.

Since 2000, the Government has faced a number of fiscal challenges, including an imbalance between its general fund revenues and expenditures, reaching its highest level in fiscal year 2009 with a deficit of $3.3 billion.  In the past, the Government bridged deficits through the use of non-recurring measures, such as borrowings, postponing payments to suppliers, and other one-time measures such as the use of derivatives and borrowings collateralized with government-owned real estate.

More recently, the Government has been and continues to be focused on implementing measures to achieve fiscal balance, restore economic growth, find solutions for its underfunded pension system and safeguard the investment-grade ratings of its bonds.

The Government of Puerto Rico has adopted a comprehensive tax reform in two phases.  The first phase of the tax reform was enacted in the last quarter of 2010 and was mostly related to reducing the income tax burden to individuals.  For 2010 only, corporations received an income tax credit amounting to 7% of the tax determined, defined as the tax liability less certain credits.  The second phase of the reform, which was approved on January 31, 2011, provides for the reduction of the maximum corporate income tax rate from 40.95% to approximately 30%, including the elimination of the 5% surcharge on corporations, as well as adding several tax credits and deductions, among other tax reliefs and changes.

In addition, the Government of Puerto Rico enacted an act establishing a public policy and legal framework for public-private partnerships to finance and develop infrastructure projects and operate and manage certain public assets, including energy, transportation, water and public school infrastructure sectors.

Recurrent budget deficits have substantially increased the amount of public sector debt. The total outstanding public sector debt amounted to $69.3 billion as of March 31, 2012. Gross National Product as of the end of FY 2011 was $64.1 billion, resulting in a debt/GNP ratio of 108%. Another obligation of the Government of Puerto Rico is an unfunded liability of the government public pension funds, which have funded ratios below 10%. The Government Employees Retirement System (“ERS”), the biggest of these public pension funds, announced in November 2012 that the total unfunded liability of all funds amounts to $37.3 billion.

In March 2013, Standard & Poor’s lowered its rating on Puerto Rico General Obligation debt to BBB- maintaining a negative outlook. This rating reflects a lagging economic recovery, budget deficit and a high level of retirement liabilities. In December 2012, Moody’s downgraded the Puerto Rico General Obligation debt, along with all related credits, from Baa1 to Baa3, combined with a negative outlook. According to Moody’s, the rating reflects the continued financial deterioration of the Commonwealth, continued weak economic growth forecasts, high and growing debt levels, and weak fiscal finances. The negative outlook reflects the stress Puerto Rico will face as it continues to attempt to address the underfunded pension systems from an already weak financial and economic position.

See ‘‘Item 1A.   Risk Factors—Risks Related to Our Business—The geographic concentration of our business in Puerto Rico may subject us to economic downturns in the region.’’

Products and Services

Managed Care

Through our subsidiaries TSS and AH, we offer a broad range of managed care products, including HMO plans, PPO plans, Medicare Supplement, Medicare Advantage, Medicare Part D and Medicaid plans.  Managed care products represented approximately 90% of our consolidated premiums earned, net for each of the years ended December 31, 2012, 2011 and 2010.  We design our products to meet the needs and objectives of a wide range of customers, including employers, professional and trade associations, individuals and government entities.  Our customers either contract with us to assume underwriting risk or they self-fund underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services.  Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members' access to providers is subject to referral or preauthorization requirements.

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

Prescription Drug Benefit Plans.    Every Medicare beneficiary must be given the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government.  We are required to offer a Medicare Part D prescription drug plan to our enrollees in every area in which we operate.  We offer prescription drug benefits under Medicare Part D in our Medicare Advantage plans as well as on a stand-alone basis.  We also offer a Drug Discount Card for local government employees and individuals.  The Drug Discount Card program is not insurance, but rather provides access to discounts from contracted pharmacies.  As of December 31, 2012, we had enrolled approximately 25,224 members in the Drug Discount Card program.  We plan to continue extending the program to members in group plans without drug coverage during 2013.

Administrative Services Only.    In addition to our fully insured plans, we also offer our PPO products on a self-funded or ASO basis, under which we provide claims processing and other administrative services to employers and the Puerto Rico Medicaid program (“miSalud”).  Employers choosing to purchase our products on an ASO basis fund their own claims, but their employees are able to access our provider network at our negotiated discounted rates.  We administer the payment of claims to the providers but we do not bear any insurance risk in connection with claims costs because we are reimbursed in full by the employer, thus we are only subject to credit risk in this business.  For certain self-funded plans, we provide stop loss insurance pursuant to which we assume some of the medical risk for a premium.  The administrative fee charged to self-funded groups is generally based on the size of the group and the scope of services provided.

Life Insurance

We offer a wide variety of life, accident, disability and health and annuity products in Puerto Rico through our subsidiary Triple-S Vida, Inc. (“TSV”).  Life insurance premiums represented approximately 6% of our consolidated premiums earned, net for each of the years ended December 31, 2012, 2011 and 2010.  TSV markets in-home service life and supplemental health products through a network of company-employed agents.  Ordinary life, cancer and dreaded diseases (“Cancer” line of business), and pre-need life products are marketed through independent agents.  TSV is the leading distributor of life products in Puerto Rico.  We are the only home service company in Puerto Rico and offer guaranteed issue, funeral and cancer policies to the lower and middle income market segments directly to people in their homes.  We also market our group life and disability coverage through our independent producers.

Property and Casualty Insurance

We offer a wide range of property and casualty insurance products through our subsidiary Triple-S Propiedad, Inc. (“TSP”).  Property and casualty insurance premiums represented approximately 4% of our consolidated premiums earned, net for each of the years ended December 31, 2012, 2011 and 2010.  Our predominant lines of business are commercial multi-peril, commercial property mono-line, auto physical damage, auto liability and dwelling policies. This segment’s commercial lines target small to medium size accounts.

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

We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe.  Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound.  Practically all our reinsurers have an A.M. Best rating of ‘‘A-’’ or better, or an equivalent rating from other rating agencies.  During the year ended December 31, 2012, 39.0% of the premiums written in the property and casualty insurance segment were ceded to reinsurers.  Although these reinsurance arrangements do not relieve us of our direct obligations to our insured, we believe that the risk of our reinsurers not paying balances due to us is low.

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

Branding and Marketing

Our branding and marketing efforts include “brand advertising”, which focuses on the Triple-S name and the Blue Cross Blue Shield mark, “acquisition marketing”, which focuses on attracting new customers, and “institutional advertising”, which focuses on our overall corporate image.  We believe that the strongest element of our brand identity is the “Triple-S” name.  We seek to leverage what we believe to be the high name recognition and comfort level that many existing and potential customers associate with this brand.  Acquisition marketing consists of business-to-business marketing efforts which are used to generate leads for brokers and our sales force as well as direct-to-consumer marketing efforts which are used to add new customers to our direct pay businesses.  Institutional advertising is used to promote key corporate interests and overall company image.  We believe these efforts support and further our competitive brand advantage.  We will continue to utilize the Triple-S name and the Blue Cross Blue Shield mark for all managed care products and services in Puerto Rico and the U.S. Virgin Islands, except for Medicare Advantage products and services offered through other Managed Care subsidiary AH.  AH, which began selling Blue Cross Blue Shield branded products effective January 1, 2013, will continue using its own name.

Sales and Marketing

We employ a wide variety of sales and marketing activities.  Such activities are closely regulated by the Centers for Medicare and Medicaid Services (“CMS”) and the Office of Personnel Management (“OPM”) of the U.S. Department of Health and Human Services (“HHS”), Puerto Rico Office of the Insurance Commissioner and other government of Puerto Rico agencies.  For example, our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and they often impose other regulatory restrictions on our marketing activities.

Distribution

Managed Care Segment.   We rely principally on our internal sales force and a network of independent brokers and agents to market our products.  Individual policies are sold entirely through independent agents who exclusively sell our individual products, and Medicare Advantage and group products are sold through our 339 person internal sales force as well as our approximately 155 independent brokers and agents.  We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned.

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

Life Insurance Segment.   In our life insurance segment, we offer our insurance products through our own network of both company-employed and independent agents.  The majority of our premiums 57% for both 2012 and 2011) were placed through our home service distribution channel selling directly to customers in their homes.  TSV employs approximately 650 full-time active agents and managers and utilizes approximately 1,300 independent agents and brokers.  For individual policies, we advance first year commissions upon issuance and for group policies, we pay commissions on a monthly basis based on premiums received.

Property and Casualty Insurance Segment.   In our property and casualty insurance segment, business is exclusively subscribed through approximately 16 general agencies, including our insurance agency, Triple-S Insurance Agency, Inc. (“TSIA”), where business is placed by independent insurance agents and brokers.  During the years ended December 31, 2012, 2011 and 2010 TSIA placed approximately 58%, 52% and 49% of TSP‘s total premium volume, respectively.  The general agencies contracted by TSP remit premiums net of their respective commission.

Customers

Managed Care

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico.  The following table sets forth enrollment information with respect to each sector at December 31, 2012:

Market Sector	Enrollment at December 31, 2012	Percentage of Total Enrollment
Commercial	703,072	40.9%
Medicare	122,714	7.1%
Medicaid	895,301	52.0%
Total	1,721,114	100.0%

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

Federal Government Employees.    For more than 40 years, we have maintained our leadership in providing managed care services to federal government employees in Puerto Rico.  We provide our services to these employees under the Federal Employees Health Benefits Program pursuant to a direct contract with the OPM and through the Federal Employee Program of the Blue Cross Blue Shield Association.  We are one of two companies in Puerto Rico that has such a contract with OPM.  Every year, OPM allows other insurance companies to compete for this business, provided such companies comply with the applicable requirements for service providers.  This contract is subject to termination in the event of noncompliance not corrected to the satisfaction of OPM.

Individual Accounts.    We provide managed care services to individuals and their dependent family members who contract these services directly with us though our network of independent brokers.  We provide individual and family contracts.

Local Government Employees.    We provide managed care services to the local government of Puerto Rico employees through a government-sponsored program, whereby TSS assumes the risk of both medical and administrative costs for its members in return for a monthly premium.  Annually, the government qualifies the managed care companies that participate in this program and sets the coverage, including benefits, co-payments and amount to be contributed by the government.  Employees then select from one of the authorized companies and pays for the difference between the premium of the selected carrier and the amount contributed by the government.

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

Medicaid

In 1994, the government of Puerto Rico privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population.  The government divided Puerto Rico into eight geographical areas.  Each of the eight geographical areas is awarded to a managed care company doing business in Puerto Rico through a competitive bid process.  As of December 31, 2012, this program provided healthcare coverage to over 1.6 million people.  Mental health and drug abuse benefits are currently offered to Medicaid beneficiaries by behavioral healthcare companies and are therefore not part of the benefits covered by us.

This program is similar to the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state.  The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.

We currently serve five out of the eight geographical regions on an ASO basis for 20 months commencing November 1, 2011.  We anticipate we will be required to participate in a competitive bid process to retain the miSalud business following the expiration of our existing contract with the Administration for Health Insurance of the government of Puerto Rico (“ASES”, for its Spanish acronym). See “Item 1.   Business—Customers – Medicaid Sector”.  Our agreement with the government of Puerto Rico is subject to termination in the event of our non-compliance that is not corrected or cured to the satisfaction of the government entity overseeing Medicaid, or in the event that the government determines that there is an insufficiency of funds to finance the program.

Life Insurance

Our life insurance customers consist primarily of individuals, who hold approximately 510,000 policies.  We also insure approximately 1,700 groups.

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

We have been able to maintain relatively high retention rates, which is the percentage of existing business retained in the renewal process, in the corporate accounts sector of our managed care business. For 2012 our corporate accounts retention factor is 97%.

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

Property and Casualty Insurance

The property and casualty insurance sector is experiencing a soft market in Puerto Rico, principally as a result of economic conditions and reinsurance capacity.  Notwithstanding these conditions, our property and casualty segment has maintained its leadership position in the property insurance sector by following prudent underwriting and pricing practices.

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

Information Systems

We have developed and implemented integrated information technology systems that we believe have been critical to our success.  Our systems collect and process information centrally and support our core administrative functions, including premium billing, claims processing, utilization management, reporting, medical cost trending, as well as certain member and provider service functions, including enrollment, member eligibility verification, claims status inquiries, and referrals and authorizations.

In addition, we selected Quality Care Solutions, Inc. (QCSI) to implement a new core business application for our managed care segment.  QCSI was subsequently acquired by The Trizetto Company.  In the second quarter of 2010, our Managed Care segment began transitioning to the new electronic data processing system.  This transition continued into the third quarter of 2012, when we completed the full migration of TSS’s commercial membership.  Total external costs for the entire project amounted to approximately $56.0 million.

This new core business application provides new functionality and flexibility that allows us to offer new services and products and facilitates the integration of future acquisitions.  It is also designed to improve customer service, enhance claims processing, and contain operational expenses.

Federal regulations require that we begin using a new set of standardized diagnostic codes, known as ICD-10, by October 2014, which will require a significant information technology investment.  In order to become ICD-10 compliant, we need to upgrade the version of TSS’s core business application that we previously implemented in the third quarter of 2012.  We expect to begin this upgrade during the second quarter of 2013 and have completed the migration of our membership on time to comply with the current ICD-10 deadline.  The estimated cost of the core business application upgrade and ICD-10 compliance efforts is approximately $6.0 million.

Since our goal is to manage all Medicare enrollments in one core business application we are currently evaluating a transition to either TSS’s new core, business application or to the core business application currently in use by AH.  We continue to manage the Medicaid enrollment in TSS’s legacy core system and we expect to continue to do so until we complete the upgrade of TSS’s new core business application.

Provider Arrangements

Approximately 98% of member services are provided through one of our contracted provider networks and the remainder is provided by out-of-network providers.  Our relationships with managed care providers, physicians, hospitals, other facilities and ancillary managed care providers are guided by standards established by applicable regulatory authorities for network development, reimbursement and contract methodologies.  As of December 31, 2012, we had provider contracts with approximately 4,823 primary care physicians, 3,276 specialists and 64 hospitals.

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

We promote the use of electronic claims billing by our providers.  Approximately 91% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or rate at which a claim is approved for payment when first processed by our system without human intervention, for provider claims has averaged 78% and 81% in 2012 and 2011, respectively.

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

Competitors in the managed care segment include national and local managed care plans.  At December 31, 2012 we had approximately 1,721,000 members enrolled in our managed care segment.  Our market share in terms of premiums written in Puerto Rico was estimated at approximately 28% for the nine-month period ended September 30, 2012.  We offer a variety of managed care products, and are the leader by market share in almost every sector, as measured by the share of premiums written.  Our main competitors are Medical Card Systems Inc., Aveta Inc. (or MMM Healthcare & Preferred Medicare Choice), Humana, Inc. and First Medical Health Plan, Inc.

Life Insurance

We are one of the leading providers of life insurance products in Puerto Rico.  In 2011, we were the second largest life insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 13.1%.  We are the only life insurance company that distributes our products through home service.  However, we face competition in each of our product lines.  In the life insurance sector, excluding annuities, we were the largest company with a market share of approximately 18.8%, and our main competitors are Cooperativa de Seguros de Vida de Puerto Rico, AXA Equitable Life and Mass Mutual Financial Group.  In the cancer sector, we were the second largest company with a market share of approximately 16.8%, and our main competitor is AFLAC (sector leader).

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

In the nine-month period ended September 30, 2012, we were the fifth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 8.5%.  Our nearest competitor in the property and casualty insurance market in Puerto Rico was American International Insurance Company of Puerto Rico.  The market leaders in the property and casualty insurance market in Puerto Rico were Universal Insurance, MAPFRE Corporation Group, and Cooperativa de Seguros Múltiples de Puerto Rico.

Blue Cross and Blue Shield License

TSM has license agreements with BCBSA that permit TSM the exclusive use of the Blue Cross and Blue Shield (BCBS) Names and Marks for the sale, marketing and administration of managed care plans and related services in Puerto Rico and the U.S. Virgin Islands.  Also, TSS has a license with BCBSA to use the Blue Cross and Blue Shield Names and Marks in Puerto Rico and the U.S. Virgin Islands.  Also, as of January 1, 2013, AH has a license with BCBSA to use the Names and Marks of the BCBS on its Medicare Advantage products.  We believe that the BCBS Names and Marks are valuable brands of our products and services in the marketplace.  The license agreements, which have a perpetual term (but which are subject to termination under circumstances described below), contain certain requirements and restrictions regarding our operations and our use of the BCBS Names and Marks.

Upon the occurrence of any event causing the termination of our license agreements, we would cease to have the right to use the BCBS Names and Marks in Puerto Rico and the U.S. Virgin Islands.  We also would no longer have access to the networks of providers of the different plans that are members of the Association nor the BlueCard Program.  We would expect to lose a significant portion of our membership if we lose these licenses.  Loss of these licenses could significantly harm our ability to compete in our markets and could require payment of a significant fee to the BCBSA.  Furthermore, if our licenses were terminated, the BCBSA would be free to issue a new license to use the BCBS Names and Marks in Puerto Rico and the U.S. Virgin Islands to another entity, which could have a material adverse effect on our business, financial condition and results of operations.  See “Item 1A   Risk Factors—Risks Related to Our Business – The termination or modification of our license agreements to use the BCBS Names and Marks could have a material adverse affect on our business, financial condition and results of operations.”

Events which could result in termination of our license agreements include, but are not limited to:

●
failure to maintain our total adjusted capital at or above 200% of Health Risk-Based Capital (HRBC) Authorized Control Level (ACL) as defined by the NAIC for the for Primary Licensee (TSM) and Larger BCBS Controlled Affiliate (TSS) and 100% HRBC ACL for the Smaller BCBS Controlled Affiliate (AH);

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

The BCBSA license agreements and membership standards specifically permit a license to operate as a for-profit, publicly-traded stock company, subject to certain governance and ownership requirements.

Pursuant to our license agreements with BCBSA, at least 80% of the revenue that we earn from health care plans and related services in Puerto Rico, and at least 66.7% of the revenue that we earn from (or at least 66.7% of the enrollment for) health care plans and related services both in the United States and in Puerto Rico together, must be sold, marketed, administered, or underwritten through use of the Blue Cross Blue Shield.  This may limit the extent to which we will be able to expand our health care operations, whether through acquisitions of existing managed care providers or otherwise, in areas where a holder of an exclusive right to the Blue Cross Blue Shield Names and Marks is already present.  Currently, the Blue Cross and Blue Shield name and mark is licensed to other entities in all markets of the continental United States, Hawaii, and Alaska.  We also hold the license for the U.S. Virgin Islands.

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

Pursuant to the rules and license standards of the BCBSA, TSM guarantees TSS contractual and financial obligations to their respective customers.  Also, TSS guarantees AH’s contractual and financial obligations to their respective customers.  In addition, pursuant to the rules and license standards of the BCBSA, we have agreed to indemnify the BCBSA against any claims asserted against it resulting from our contractual and financial obligations.

Each license requires an annual fee to be paid to the BCBSA.  The fee is determined based on a per-contract charge from products using the BCBS Names and Marks.  The annual BCBSA fee for the year 2013 is $2,126,347.  During the years ended December 31, 2012 and 2011, we paid fees to the BCBSA in the amount of $1,224,344 and $1,769,143, respectively.  The BCBSA is a national trade association of 38 independent Primary Licensees (Plans), including TSM, the primary function of which is to promote and preserve the integrity of the BCBS Names and Marks, as well as to provide certain coordination among the Member Plans.  Each Member Plan is an independent legal organization and is not responsible for obligations of other BCBSA Member Plans.  With a few limited exceptions, we have no right to market products and services using the BCBS Names and Marks outside our BCBS licensed territory.

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

Investments

Our investment portfolio consists mainly of investment grade fixed income and a smaller portion is held in equity securities. The investment portfolio is conservative, diversified across and within asset classes, and has the following objectives, in order of importance: capital preservation, liquidity, income generation and capital appreciation. The interest rate risk of both our investments and liabilities and regularly evaluated.

The investment portfolio is centrally managed by investment professionals and decisions are taken based on the guidelines and limitations described in the Statement of Investment Policy and Guidelines (SIPG) and the Puerto Rico Insurance Code. The SIPG is established by the Investment and Financing Committee of the Board of Directors (the “Investment and Financing Committee”). The Investment and Financing Committee establishes guidelines to ensure the SIPG is adhered to and any exception must be reported to the Investment and Financing Committee.

 The investment portfolio is internally managed by an internal investment group, which is comprised of a vice president and treasurer, an investment analyst, and a treasury operations analyst.  The internal investment group uses an external investment consultant and external investment managers through the use of mutual funds.

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

Regulation

Our business operations are subject to comprehensive and detailed regulation in Puerto Rico, as well as U.S. federal regulation.  Supervisory agencies include the Office of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the “Commissioner of Insurance”), the Division of Banking and Insurance of the Office of the Lieutenant Governor of the U.S. Virgin Islands, the Health Department of the Commonwealth of Puerto Rico and ASES, which administers the government of Puerto Rico Health Insurance Plan including the dual-eligible beneficiaries program.  Federal regulatory agencies that oversee our operations include HHS—directly and through its Office of the Inspector General (“OIG”), its Office of Civil Rights (“OCR”) and CMS, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”), and the U.S. Office of Personnel Management (“OPM”).  These government agencies have the right to:

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

The implementation of ACA could have a material adverse effect on the profitability or marketability of our business, financial condition and results of operations.  Various federal agencies, including, but not limited to, HHS, DOL, and the U.S. Department of the Treasury are issuing regulations in several phases implementing specific ACA provisions.  While CMS recently issued a Final Rule that implements certain ACA provisions that effect provider and supplier participation and enrollment in federal and state health payor programs, we are currently evaluating the effect of this Final Rule on our business.  Additionally, federal agencies have issued Requests for Information and Interim Final Regulations implementing certain other ACA provisions that could affect our business.  Final regulations and guidance are anticipated in the near future and we will continue to assess ACA’s impact on us as final regulations and guidance are issued.

Some of the more significant ACA issues that may affect our managed care business include:

●
Provisions requiring greater access to coverage for certain uninsured and under-insured populations and the elimination of certain underwriting practices without adequate funding to health plans or with negative financial levies on health plans such as restrictions in the ability to charge additional premium for additional risk. These include, among others, (i) extending dependent coverage for unmarried individuals until age 26 under their parents’ health coverage, (ii) limiting a health plan’s ability to rescind coverage and restricting the plan’s ability to establish annual and lifetime financial caps, (iii) eliminating the use of gender as a ratings factor and (iv) limiting a health plan’s ability to deny or limit coverage on grounds of a person’s pre-existing medical condition;

●	Provisions restricting medical loss ratios and requiring premium refunds for non-compliance;

●	Provisions requiring health plans to report to their members and HHS certain quality performance measures and their wellness promotion activities;

●
Provisions that reduce premium payments to Medicare Advantage health plans and that tie such premium to the local Medicare fee for service costs.  The adjustment began in 2012 and is being phased in over 5 to 7 years;

●	Provisions that tie Medicare Advantage premiums to achievement of certain quality performance measures;

●
Other efforts or specific legislative changes to the Medicare and Medicaid programs, including changes in the bidding process, authority of CMS to deny bids, or other means of materially reducing premiums such as through further adjustments to the risk adjustment methodology;

●	Increased federal funding to the Puerto Rico Medicaid program, currently referred to as the “miSalud” program, available for years 2014 – 2019;

●	Funding provided to the government of Puerto Rico to either establish a health insurance exchange or fund the Puerto Rico Medicaid program, at the option of the government of Puerto Rico;

●	Increased government funding to enforcement agencies and/or changes in interpretation or application of fraud and abuse laws;

●	Expanded scope of authority and/or funding to audit Medicare Advantage health plans and recoup premiums or other funds by the government or its representatives; and

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

The federal government and the government of Puerto Rico, including the Commissioner of Insurance, have adopted laws and regulations that govern our business activities in various ways.  These laws and regulations may restrict how we conduct our business and may result in additional burdens and costs to us.  Areas of governmental regulation include:

●	licensure;	●	transactions resulting in a change of control;

●	policy forms, including plan design and disclosures;	●	member rights and responsibilities;

●	premium rates and rating methodologies;	●	fraud and abuse;

●	underwriting rules and procedures;	●	sales and marketing activities;

●	benefit mandates;	●	quality assurance procedures;

●	eligibility requirements;	●	privacy of medical and other information and permitted disclosures;

●	security of electronically transmitted individually identifiable health information;	●	surcharges on payments to providers;

●	geographic service areas;	●	provider contract forms;

●	market conduct;	●	delegation of financial risk and other financial arrangements in rates paid to providers of care;

●	utilization review;	●	agent licensing;

●	payment of claims, including timeliness and accuracy of payment;	●	financial condition (including reserves);

●	special rules in contracts to administer government programs;	●	reinsurance;

●	transactions with affiliated entities;	●	issuance of new shares of capital stock;

●	limitations on the ability to pay dividends;	●	corporate governance;

●	rates of payment to providers of care;	●	permissible investments; and

●	rate review and approval;	●	guaranteed issue and renewability.

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

Puerto Rico insurance laws prohibit any person from offering to purchase or sell voting stock of an insurance company with capital contributed by stockholders (a stock insurer) that constitutes 10% or more of the total issued and outstanding stock of such company or of the total issued and outstanding stock of a company that controls an insurance company, without the prior approval of the Commissioner of Insurance.  The proposed purchaser or seller must disclose any changes proposed to be made to the administration of the insurance company and provide the Commissioner of Insurance with any information reasonably requested.  The Commissioner of Insurance must make a determination within 30 days of the later of receipt of the petition or of additional information requested.  The determination of the Commissioner of Insurance will be based on its evaluation of the transaction’s effect on the public, having regard to the experience and moral and financial responsibility of the proposed purchaser, whether such responsibility of the proposed purchaser will affect the effectiveness of the insurance company’s operations and whether the change of control could jeopardize the interests of insured, claimants or the company’s other stockholders.

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

On August 29, 2011 and August 23, 2012 were enacted the first and second phase of the Health Insurance Code of Puerto Rico.  The Health Insurance Code replaces, in phases, the current Insurance Code for the topics related to health insurance.  The main objective of the Code is to update the regulatory framework for this activity and harmonize local provisions with recently approved federal legislation. The chapters of the new Code that were adopted in these  phases of implementation contain general provisions, such as handling of prescription medicines, availability of health insurance for small and medium companies, prohibition of discretionary clauses, and complaint procedures of health organizations, external reviews, quality improvement programs, utilization review, provider credentialing, among others.

Privacy of Financial and Health Information

Puerto Rico law requires that companies which manage individual financial, insurance and health information maintain the confidentiality of such information.  The Commissioner of Insurance has promulgated regulations relating to the privacy of such information.  As a result, our managed care subsidiaries must periodically inform our clients of our privacy policies, and in the case of our property and casualty and life insurance subsidiaries, allow our clients to opt-out if they do not want their financial information to be shared.  Also, Puerto Rico law requires that managed care providers provide patients with access to their health information within a specified time and that they not charge more than a predetermined amount for such access.  The law imposes various sanctions on managed care providers that fail to comply with these provisions.

Managed Care Provider Services

Participating managed care providers of the dual-eligible sector of the population, administered by the Puerto Rico Health Insurance Administration (“ASES” by its Spanish acronym), are required to provide specific services to their subscribers.  Such services include access to a provider network that guarantees emergency and specialty services.  In addition, the Office of the Solicitor for the Beneficiaries of Medicaid is authorized to review and supervise the operations of entities contracted by the government of Puerto Rico to provide services to the dual-eligible sector of the population.  The Solicitor may investigate and adjudicate claims filed by Medicaid beneficiaries against the various service providers contracted by the government of Puerto Rico.  See “Business – Customers-Medicare Supplement and Medicare Advantage Sector” sections included in this Item for more information.

Capital and Reserve Requirements

Since 2009, local insurers and health organizations are required by the Insurance Code to submit to the Puerto Rico Commissioner of Insurance Risk Based Capital (“RBC”) reports following the National Association of Insurance Commissioners (“NAIC”) RBC Model Act, and accordingly are subject to certain regulatory actions if their capital levels do not meet minimum specific risk based capital requirements.  In February 2010, Insurance Regulation No. 92 (“Rule 92”), which establishes the guidelines to implement RBC requirements, went into effect.  Rule 92 provides for gradual compliance over a period of five years.

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

As of December 31, 2012, our insurance subsidiaries met and exceeded the minimum capital requirements of the Commissioner of Insurance and the BCBSA, as applicable.  Because AH began offering BCBS branded products in January 2013, it will now also be required to comply with BCBSA minimum capital requirements.

In addition to its catastrophic reinsurance coverage, TSP is required by local regulatory authorities to establish and maintain a reserve supported by a trust fund (the “Trust”) to protect policyholders against their dual exposure to hurricanes and earthquakes.  The funds in the Trust are solely to be used to pay catastrophic losses whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance.  Contributions to the Trust, and accordingly additions to the reserve, are determined by a rate (1% in 2011, 2010 and 2009), imposed by the Commissioner of Insurance on the catastrophe premiums written in that year.  As of December 31, 2012 and 2011, we had $39.0 million and $37.6 million, respectively, invested in securities deposited in the Trust.  The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance and are therefore considered an addition to the reserve.  For additional details see note18 of the audited consolidated financial statements.

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

Medicare Generally

Medicare is the federal health insurance program created in 1965 for all people aged 65 and older (regardless of income or medical history), qualifying disabled persons, and persons suffering from end-stage renal disease.  Medicare is funded by the federal government and administered by CMS, with the day-to-day operations of the program (e.g., provider enrollment, claims payment) handled by private contractors under contract with CMS.  There are approximately 50 million Medicare beneficiaries.

Medicare is divided into 4 distinct parts:

●
Part A covers, among other things, inpatient hospital stays, skilled nursing facility stays, home health visits (also covered under Part B), and hospice care.   While there is no monthly premium for Medicare Part A, beneficiaries may be subject to significant deductibles and co-payments ($1,184 deductible for a hospital stay of up to 60 days in 2013).

●
Part B covers physician visits, outpatient services, laboratory services, durable medical equipment, certain preventive services, and home health visits.  Enrollment in Part B is voluntary and subject to an annual deductible ($147 in 2013).  Beneficiaries who enroll in Medicare Part B pay a monthly premium ($104.90 for 2013) commonly deducted automatically from beneficiaries' monthly Social Security checks.  Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied the annual $147 deductible.  Beneficiaries who report 2011income above $85,000 a year ($170,000 filing jointly) are legally responsible to cover a larger portion of the cost of their coverage.  These premium adjustments range from $42.00 to $230.80 a month for Medicare Part B.

●
Part C, also known as Medicare Advantage, allows beneficiaries to enroll in private health plans and receive Medicare-covered benefits.  Currently, about 13 million Medicare beneficiaries are enrolled nationally in a Medicare Advantage plan.  Under the ACA, payments to Medicare Advantage plans are being reduced over time, and bonus payments are paid to plans based on quality ratings.  Beginning in 2014, plans will be required to maintain a medical loss ratio of at least 85 percent. The Part C premium varies by plan.

●
Part D is the voluntary, subsidized outpatient prescription drug benefit created under the Medicare Modernization Act of 2003 (the “MMA”) Part D includes subsidies for beneficiaries with low incomes.  Part D is offered through private plans that contract with Medicare, including stand-alone prescription drug plans and Medicare Advantage prescription drug plans.  The Part D premium varies by plan.

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

Since the 1980’s, as an alternative to the traditional fee-for-service Medicare program, Medicare has also offered Medicare managed care benefits provided though contracted private health plans, currently known as Medicare Advantage plans.  Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members.  Beginning in 1997, CMS gradually phased in a risk adjustment payment methodology that based the CMS monthly premium payments to plans on various clinical and demographic factors.  Beginning in 2003, Congress introduced a new Medicare managed care approach, which itself has subsequently undergone several changes.

On April 12, 2012, CMS issued a final rule (the “2012 Final Rule”), effective June 1, 2012, to implement certain changes to the Medicare Advantage and Part D programs mandated by ACA, including strengthening CMS’ ability to remove poor performers from the Medicare Advantage and Part D programs beginning in 2015.  Under the 2012 Final Rule, beginning with Medicare contract year 2015, CMS will have the authority to terminate its contract with any Medicare Advantage or Part D plan for substantial contract non-compliance, or refuse to renew such plan, if the plan fails to achieve an overall Star Rating of three stars (out of five) for any consecutive three (3) year period.  Although CMS has issued annual Star Ratings for Part D plans since 2007 and for Medicare Advantage plans since 2008, CMS will use Star Ratings issued for Medicare contract years 2013 and beyond in implementing the 2012 Final Rule.  Thus, contract year 2015 will be the first year in which CMS will have the authority under the 2012 Final Rule to terminate a Medicare Advantage or Part D plan from participation in the federal program based on a plan’s ratings for contract years 2013, 2014 and 2015.  CMS issues Star Ratings on a prospective basis, typically in the fall preceding the contract year.  The 2012 Final Rule provides CMS the authority to use the lower Star Ratings as a means to invoke its existing authority under Section 1857(c)(2) of the Social Security Act to terminate a contract when CMS determines that the Medicare Advantage or Part D plan has failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage or Part D program.

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

ACA changed the payment methodology for plans and reduced the benchmarks. For 2011, benchmarks were frozen at 2010 levels.  Starting in 2012, decreases in benchmarks are to be phased-in over 2 to 6 years.  The benchmarks range from 95% to 115% of Medicare fee-for-service costs.  Per ACA and the results of a CMS demonstration project, bonus payments will be made to plans with higher quality ratings.  Rebates will be reduced for all plans, but plans with higher quality ratings will keep a larger proportion of the rebate.

Budget Control Act

On August 2, 2011, the Budget Control Act of 2011 was enacted to reduce the deficit and avoid default on the national debt.  When a joint committee of Congress established to develop debt reduction legislation failed to cut at least $1.5 trillion over the coming 10 years an automatic process of across-the-board cuts (“sequestration”) split equally between defense and non-defense programs was triggered.  Under the sequestration, automatic spending cuts became effective beginning March 1, 2013.  This resulted in cuts of 2% ($11.1 billion) to Medicare.  Medicaid programs are not subject to automatic spending cuts.

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

Medicaid is jointly funded by the federal government and the states with the federal government paying states for a specified percentage of program expenditures known as the Federal Medical Assistance Percentage (“FMAP”). The FMAP varies by state based on factors such as per capita income.  The average state FMAP is about 57%, while the FMAP for Puerto Rico is 55%. FMAPs are adjusted based on a 3 year cycle.  Generally, during economic recessions such as the one that began in 2008, state revenues fall while Medicaid enrollment and spending rise.  To help alleviate the shortfall, the federal government temporarily increased its share of Medicaid costs through the American Recovery and Reinvestment Act of 2009.  However, that temporary fix ended starting in 2012, and while many states have enacted cost containment initiatives to help control costs, states continue to wrestle with falling revenue while Medicaid enrollment and spending increase.

The ACA expands Medicaid to an eligibility floor of 138% of the federal poverty level (“FPL”) beginning in 2014.  Last year’s U.S. Supreme Court decision regarding health care reform limited the federal government’s ability to enforce Medicaid expansion—meaning that the issue of Medicaid expansion is effectively left to each individual state.  States (including Puerto Rico) are in the process of deciding whether to expand their Medicaid programs.

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

Additionally, ACA created the Federal Coordinated Health Care Office to better integrate Medicare and Medicaid benefits and improve coordination between federal and state governments. In July 2011, CMS announced three initiatives related to improving quality and lowering the cost of care for dual-eligibles: (i) a demonstration program to test two new financial models designed to help states improve quality and share in lower costs resulting from better coordinated care for dual eligible beneficiaries; (ii) a demonstration program to help states improve the quality of care for people in nursing homes by focusing on reducing preventable inpatient hospitalizations; and (iii) a technical resource center available to all states to help them improve care for high-need, high-cost beneficiaries.  The two new financial models provide for: (i) a state, CMS, and health plan that enter into a three-way contract where the managed care plan receives a prospective blended payment to provide comprehensive, coordinated care; and (ii) a state and CMS that enter into an agreement where the state would be eligible to benefit from savings resulting from managed fee-for-service initiatives designed to improve quality and reduce costs for both Medicare and Medicaid)

Under ACA, 15 states (not including Puerto Rico) have been awarded contracts to support the design of demonstration projects that aim to improve the coordination of care for people with Medicare and Medicaid coverage.  Each of the selected states will receive up to $1 million to develop patient-centered demonstration projects that focus on coordinating primary, acute, behavioral, and long-term care services for dual-eligibles.

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

Federal False Claims Act.    Federal regulations also strictly prohibit the presentation of false claims or the submission of false information to the federal government.  Under the federal False Claims Act, any person or entity that has knowingly presented or caused to be presented a false or fraudulent request for payment from the federal government or who has made a false statement or used a false record in the submission of a claim may be subject to treble damages and penalties of up to $11,000 per claim.  The federal government has taken the position that claims presented in relationships that violate the federal anti-kickback statute may also be considered to be violations of the federal False Claims Act.  Furthermore, the federal False Claims Act permits private citizen “whistleblowers” to bring actions on behalf of the federal government for violations of the Act and to share in the settlement or judgment that may result from the lawsuit.  In fiscal year ended September 30, 2012, recoveries from civil health care matters brought under the False Claims Act were approximately $54.9 billion nationally.

HIPAA, HITECH, and Gramm-Leach-Bliley Act

Health care entities, such as TSS, are subject to laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the Gramm-Leach-Bliley Act, that require the protection of certain health and other information.  HIPAA authorizes HHS to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable health information.  The regulations pursuant to the HIPAA Administrative Simplification provisions and HITECH impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors.  These requirements apply to self-funded group plans, health insurers and HMOs, health care clearinghouses and health care providers who transmit health information electronically (collectively, “covered entities”) and their business associates that access, maintain, create, and/or receive individually identifiable health information (collectively “business associates”).  These regulations also establish significant criminal penalties and civil sanctions for non-compliance.

HHS also sets standards relating to the privacy of individually identifiable health information.  In general, these regulations restrict how covered entities and business associates may use and disclose medical records and other individually identifiable health information in any form, whether communicated electronically, on paper or orally, subject only to limited exceptions.  In addition, the regulations provide patients’ rights to understand and control how their health information is used.  HHS has also published security regulations designed to protect member health information from unauthorized use or disclosure and require notification to members, the Secretary of HHS, and in certain cases the media, in the event of a breach of unsecured individually identifiable health information.  Our managed care subsidiaries are currently in material compliance with these security regulations.

In September 2010, we learned of a breach and other unauthorized access to a specific internet database managed by TCI.  We have completed our investigation and determined that the intrusions were the result of the unauthorized use of one or more active user IDs and passwords and not the result of a third party intrusion into our security system.  We reported the incident to local and federal authorities and made public notices as required by applicable law.  The incident is currently under review by the HHS Office of Civil Rights. See “Item 3. Legal Proceedings – Intrusions into Triple-C, Inc. Internet IPA Database”.

The American Recovery and Reinvestment Act of 2009 (H.R. 1, S. 1) (“the Stimulus”), enacted on February 17, 2009, contains several provisions that expand the scope and enforcement of HIPAA.  Many of those Stimulus provisions that affect and expand HIPAA became effective on February 17, 2010.  Additionally, on January 17, 2013, the Secretary of HHS promulgated a final rule (the “Omnibus Rule”), clarifying certain aspects of the Stimulus pertaining to HIPAA and bolstering both the Privacy Rule and the Security Rule.  We have updated our internal policies and operations to comply with the Stimulus pertaining to HIPAA, and we will modify our policies and operations as necessary to comply with the Omnibus Rule in advance of the compliance deadlines contained therein.  In the fall of 2010, CMS notified all Medicare Advantage plans, including our Managed Care subsidiaries that it intends to devote greater attention to HIPAA enforcement under its legal mandate to protect Medicare beneficiaries and ensure that CMS contractors comply with the law.  See “Item 1.   Business — Regulation – Legislative and Regulatory Initiatives” for additional information.

HHS has released rules mandating the use of standard formats in electronic health care transactions (for example, health care claims submission and payment, plan eligibility, precertification, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules mandating the use of standardized code sets and unique identifiers for employers and providers.  Our managed care subsidiary believes that it is in material compliance with these requirements.  In addition,  the federal government will require that healthcare organizations, including health insurers, upgrade to updated and expanded standardized code sets used for describing health conditions by converting from the ICD-9 diagnosis and procedure code set to the ICD-10 diagnosis and procedure code set.  Our Managed Care subsidiaries have initiated projects to comply with the ICD-10 capabilities by the original October 1, 2012 compliance deadline, which has required a substantial investment.  On April 9, 2012, HHS announced the postponement of the original October 2012 compliance deadline to October 2014.

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

Dodd-Frank Act

In 2010, Congress enacted the Dodd-Frank Wall-Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which provides for a number of reforms and regulations in the corporate governance, financial reporting and disclosure, investments, tax and enforcement areas that affect our subsidiaries.  The SEC and other regulatory authorities engaged in rulemaking efforts under the Dodd-Frank Act throughout 2011, and additional rulemaking still continues, including the establishment of a Federal Insurance Office that will develop and coordinate federal policy on insurance matters.  We are closely monitoring how these regulations impact the Company, however the full impact of the legislation may not be known for several years until regulations become fully effective.

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

Federal Initiatives

The constitutionality of ACA was challenged by at least 26 states, including Florida, Michigan and Virginia.  On June 28, 2012, the U.S. Supreme Court upheld most of the Affordable Care Act.  The Court upheld the individual mandate, the single most controversial and essential provision of the ACA which requires individuals (absent certain exceptions) to be covered by insurance by 2014.  The Supreme Court also upheld, but limited, the Medicaid expansion provision of the ACA by holding that if a state declines to participate in the expansion, it cannot constitutionally be deprived of the federal Medicaid funding that it had previously received.

Notwithstanding, members of the United States Congress continue to introduce legislation in an attempt to repeal or defund ACA.  To date, none of these measures have passed both chambers of the United States Congress Market Proposed Rules.

The ACA mandates significant changes to the rules regarding private health insurance to facilitate competition for market efficiency, promote prevention and wellness, increase pooling of risk, and prohibit discrimination for pre-existing conditions and/or health statues.  On November 26, 2012, HHS released three proposed rules specifically related to health insurance market reforms, essential benefits, and standards for wellness programs by employers who sponsor group health plans.  The market reform proposed rules concerns the sale, pricing, and renewability of health insurance.  These rules apply to the individual and small group health insurance markets (whether or not in the health insurance exchanges).  The rule does not generally apply to grandfathered health plans.  The essential benefits proposed rule establishes the standards for covered benefits under private health insurance coverage.  Under the rule, states have the ability to select a benchmark plan from ten popular private health plans.  Popularity is based on enrollment figures for the plans.  Should a state not select a plan, the default becomes the largest small group health plan.  A covered benefit under the benchmark plan will be considered an essential health benefit.  Under the ACA, health plans that are not grandfathered in the individual and small group market are required to cover essential health benefits.  While essential benefits are not specifically defined, the ACA outlines 10 categories of benefits that are required to be covered by plans, including: a) emergency services; b) ambulatory patient services; c) hospitalization; and d) preventive and wellness services and chronic disease management.  The wellness proposed rule amends an earlier regulation regarding the design and implementation of wellness programs offered by employers in group health plans.  Among other things, the propose rule would modify existing regulations to increase the maximum reward allowable under reasonably designed programs from 20 to 30 percent, and would further increase the maximum reward to 50 percent for wellness programs designed to prevent or reduce tobacco use.  We are assessing the impact these proposed rules, if adopted as drafted, will have on our individual and small group business.

Financial Information About Segments

Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in note 28 to the audited consolidated financial statements for the years ended December 31, 2012, 2011 and 2010.

Employees

As of December 31, 2012, we had approximately 3,320 full-time employees and 420 temporary employees.  TSS has a collective bargaining agreement with the Unión General de Trabajadores, which represents approximately 43.3% of our managed care subsidiary’s approximately 1,220 regular employees.  The collective bargaining agreement expires on July 31, 2016.  The Corporation considers its relations with employees to be good.

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

While we expect to prevail against any such claims brought against us and, to the extent that we do not prevail, would expect to issue Class A common stock in respect of any such claim, there can be no assurance that the claimants in any such lawsuit will not seek to acquire Class B common stock.  The issuance of a significant number of shares of Class B common stock, if followed by a material further issuance of shares of common stock to separate claimants could impair the effectiveness of the anti-dilution protections of the Class B common stock.  In addition, we cannot provide any assurances that the anti-dilution protections afforded our Class B common stock will not be challenged by share acquisition providers and/or non-medical heir claimants to the extent that these protections limit the percentage ownership of us that may be acquired by such claimants. We believe that such a challenge should not prevail, but cannot provide any assurances of the outcome.

In the event that claimants acquire shares of our managed care subsidiary, TSS, at less than fair value, we will not be able to prevent dilution of the value of the Class B shareholders’ ownership interest in us to the extent that the net value received by such claimants exceeds the value of our outstanding shares of Class A common stock.  Finally, the anti-dilution protection afforded by the dual class structure may cease to be of further effect five years following the completion of our initial public offering, at which time all remaining shares of Class A common stock may, at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted into shares of Class B common stock even if we have not resolved all claims against us by such time. On March 6, 2013, the Company announced its intention to convert 7 million of the 9 million outstanding Class A shares into Class B shares and to concurrently conduct a marketed secondary public offering for all or a substantial majority of the converted shares. The Company also announced its intention to repurchase up to $30,000 of Class B shares as a purchaser in the offering.

Future sales of our Class B common stock, or the perception that such future sales may occur, may have an adverse impact on its market price.

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class B common stock to decline.  Either of these limits our future ability to raise capital through an offering of equity securities. There were 19,420,744 shares of Class B common stock and 9,042,809 shares of Class A common stock outstanding as of December 31, 2012.  Our Class A common stock is no longer subject to contractual lockup; thus, such shares are freely tradable without restriction or further registration under the Securities Act by persons other than our ‘‘affiliates’’ within the meaning of Rule 144 under the Securities Act, although such shares will continue not to be listed on the NYSE and will not be fungible with our listed shares of Class B common stock.  In addition, at any time following the fifth anniversary of our initial public offering, or such earlier date after the first anniversary of the initial public offering as all claims with respect to which anti-dilution protections are afforded to shares of Class B common stock have been resolved, all or any portion of our shares of Class A common stock may at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted to shares of Class B common stock.

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

Our managed care business participates in government contracts that generate a significant amount of our consolidated operating revenues, as follows:

●
Medicare:    We provide services through our Medicare Advantage products pursuant to a limited number of contracts with CMS.  These contracts generally have terms of one year and must be renewed each year.  Each of our contracts with CMS is cancellable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if the process for bidding materially changes or if any of these contracts are terminated, our business could be materially impaired.  During each of the years ended December 31, 2012, 2011 and 2010, contracts with CMS represented 47.6%, 43.6% and 24.6% of our consolidated premiums earned, net, respectively, and 5.0%, 12.5% and 45.2% of our consolidated operating income, respectively.

●
Commercial:    Our managed care subsidiary is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico.  Such coverage is provided pursuant to a contract with the OPM that is subject to termination in the event of noncompliance not corrected to the satisfaction of the OPM.  During each of the years ended December 31, 2012, 2011 and 2010 premiums generated under this contract represented 6.4%, 6.7% and 6.9% of our consolidated premiums earned, net, respectively.  The operating income generated under this contract represented 1.6%, 1.3% and 1.0% of our consolidated operating income during the years ended December 31, 2012, 2011 and 2010, respectively.

●
Medicaid:    We participate in the government of Puerto Rico Health Reform Program (similar to Medicaid) to provide health coverage to medically indigent citizens in Puerto Rico.  Since we obtained our first contract in 1995, we were the sole provider for two to three regions each year, until September 30, 2010 when our contracts with the government of Puerto Rico expired by their own terms.  On October 17, 2011, TSS entered into a new contract with the government of Puerto Rico to resume the administration of the physical health component of this program in five designated service regions in Puerto Rico, effective November 1, 2011.  TSS receives a monthly per-member, per-month administrative fee for its services and does not bear the insurance risk of the program.  Under the terms of the contract, TSS is a third party administrator responsible for the provision of administrative services to subscribers in the following designated regions: West, North, Metro North, San Juan, Northeast and Virtual (the Virtual region covers services provided throughout Puerto Rico to children in foster care and certain victims of domestic violence) (collectively, the “Service Regions”).  This program currently services approximately 895,000 members in these regions.  The administrative services to be provided in the Service Regions include case, disease and utilization management, network management and credentialing, enrollment and enrollee services and claims administration, among others. TSS, however, is not financially responsible or otherwise at risk for the provision of services to subscribers in the Service Regions.  The contract expires on June 30, 2013.  Upon the expiration of the contract, the government of Puerto Rico usually commences an open bidding process.  We intend to continue to participate in this program, but we may not be able to retain the right to service a particular geographical area in which we currently operate after the expiration of our current or any future contracts.  The contract is subject to termination in the event of any non-compliance by TSS that is not corrected or cured to the satisfaction of the government entity overseeing this program, or on 90 days’ prior written notice in the event that the government determines that there is an insufficiency of funds to finance the program.  For the years ended December 31, 2012 and 2011, operating income generated under this contract represented 46.0% and 7.4% of our consolidated operating income, respectively.

If any of these contracts is terminated for any reason, including by reason of any noncompliance by us, or not renewed or replaced by a comparable contract, our consolidated premiums earned would be materially adversely affected.

The new local government administration is currently implementing of some new initiatives through a regional pilot program in an effort to increase access to healthcare through the addition of new beneficiaries Health Reform Program, and the creation of a standard basic coverage aimed to promote the use of preventive health services and organ transplant benefits.

This basic coverage is expected to be extensive to all the inhabitants of the Island.  These new initiatives may impact utilization of health care services and the medical loss ratio.  As of the date of this Annual report on Form 10-K, there is uncertainty on how these initiatives will be implemented and their likelihood of success.  These new initiatives may change the conditions of the next bidding and negotiation process.

A change in our managed care commercial product mix may impact our profitability.

Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than ASO products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements.  There has been a trend in recent years among our Commercial customers of moving from fully-insured plans to ASO, or self-funded arrangements.  As of December 31, 2012, 68.4% of our managed care commercial customers had fully insured arrangements and 31.6% had ASO arrangements, as compared to approximately 67.9% and 32.1%, respectively, as of December 31, 2011.  Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.

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

Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a Blue Cross Blue Shield presence in the vacated service area with another managed care company.  The fee is currently $98.33 per licensed enrollee.  If the re-establishment fee were applied to our total Blue Cross Blue Shield enrollees as of December 31, 2012, we would be assessed approximately $165.7 million by the BCBSA.

See “Item 1.   Business—Blue Cross and Blue Shield License” for more information.

Our ability to manage our exposure to underwriting risks in our life insurance and property and casualty insurance businesses depends on the availability and cost of reinsurance coverage.

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company.  We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity. In the year ended December 31, 2012, 39.0%, or $63.5 million, of the premiums written in the property and casualty insurance segment and 6.0%, or $8.0 million, of the premiums written in the life insurance segment were ceded to reinsurers.  In the year ended December 31, 2011, 41.2%, or $63.0 million, of the premiums written in the property and casualty insurance segment and 4.9%, or $5.8 million, of the premiums written in the life insurance segment were ceded to reinsurers.  The premiums ceded and the availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time.  Any decrease in the amount of our reinsurance coverage will increase our risk of loss.  We may be unable to maintain our desired reinsurance coverage or obtain other reinsurance coverage in adequate amounts and at favorable rates.  If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.

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

Ratings assigned by A.M. Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico.  In 2012, A.M. Best maintained our property and casualty insurance subsidiary’s rating of “A-” (the fourth highest of A.M. Best’s 16 financial strength ratings) with a stable outlook.  A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors.  Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers.  A.M. Best reviews its ratings periodically and we may not be able to maintain our current ratings in the future.  A downgrade of our property and casualty subsidiary’s rating could severely limit or prevent us from writing desirable property business or from renewing our existing business.  The lines of business that property and casualty subsidiary writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings.

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

As an insurer, we have a substantial investment portfolio that is comprised particularly of debt securities of issuers located in the U.S.  As a result, the income we earn from our investment portfolio is largely driven by the level of interest rates in the U.S. financial markets, and volatility, uncertainty and/or disruptions in the global capital markets, particularly the U.S. credit markets, and governments’ monetary policy, can significantly and adversely affect the value of our investment portfolio, our profitability and/or our financial position by:

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

We evaluate our investment securities for other-than-temporary impairment on a quarterly basis.  This review is subjective and requires a high degree of judgment.  It also requires us to make certain assessments about the potential recovery of the assets we hold.  For the purpose of determining gross realized gains and losses, the cost of investment securities is based upon specific identification.  During the year ended December 31, 2012, there were no realized losses associated with other-than-temporary impairments, as compared to the $0.3 million in 2011.  The gross unrealized losses of our available-for-sale and held-to-maturity securities were $0.4 million and $3.1 million at December 31, 2012 and 2011, respectively.  The gross unrealized gains of our available-for-sale and held-to-maturity securities were $121.3 million and $85.3 million at December 31, 2012 and 2011, respectively.  Given current market conditions, there is a continuing risk that declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

We believe our cash balances, investment securities, operating cash flows, and funds available under credit agreement, taken together, provide adequate resources to fund ongoing operating and regulatory requirements.  However, continuing adverse securities and credit market conditions could significantly affect the availability of credit.

The geographic concentration of our business in Puerto Rico may subject us to economic downturns in the region.

Substantially all of our business activity is with corporate customers and individuals located throughout Puerto Rico, and as such, we are subject to the risks associated with the Puerto Rico economy.  The major factors affecting the economy are, among others, oil prices, the economic activity in the United States, and the continuing economic uncertainty generated by the budgetary deficiency affecting the government of Puerto Rico.

The Puerto Rico Government continues to face a deficit between recurring government revenues and expenses.  The Government has implemented and is currently implementing initiatives geared towards achieving a balanced budget.  These measures could have the effect of intensifying the current recessionary cycle.

Also, the Employees Retirement System of the government of Puerto Rico (“Employees Retirement System”) anticipates that, based on the current contributions and benefit structure, its future cash flow needs for disbursement of benefits to participants, administrative expenses and debt service are likely to continue to exceed the sum of the employer and employee contributions received and its investment and other recurring income.

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

Our operations are highly dependent on the efforts of our senior executives, each of whom has been instrumental in developing our business strategy and forging our business relationships.  While we believe that we could find replacements, the loss of the leadership, knowledge and experience of our executive officers could adversely affect our business.  Replacing many of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the industries in which we operate have the breadth and depth of skills and experience necessary to successfully operate and expand a business such as ours.  We do not currently maintain key-man life insurance on any of our executive officers. We only have non-competition agreements in place with four executive officers; including our chief executive officer and chief financial officer.

The success of our business depends on developing and maintaining effective information systems.

Our business and operations may be affected if we do not maintain and upgrade our information systems and the integrity of our proprietary information.  We are materially dependent on our information systems, including Internet-enabled products and information, for all aspects of our business operations.  Monitoring utilization and other factors, supporting our managed care management techniques, processing provider claims and providing data to our regulators, and our ability to compete depends on adopting technology on a timely and cost-effective basis.  Malfunctions in our information systems, fraud, error, communication and energy disruptions, security breaches or the failure to maintain effective and up-to-date information systems could disrupt our business operations, alienate customers, contribute to customer and provider disputes, result in regulatory violations and possible liability, increase administrative expenses or lead to other adverse consequences.  The use of member data by all of our businesses is regulated at federal and local levels.  These laws and rules change frequently and developments require adjustments or modifications to our technology infrastructure.

Our information systems and applications require an ongoing commitment of significant resources to maintain, upgrade and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, compliance with legal requirements (such as a new set of standardized diagnostic codes, known as ICD-10), and changing operational needs. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties' failure to perform adequately.  If we are unable to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, financial condition and results of operations.  If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, have problems in determining medical cost estimates and establishing appropriate pricing and reserves, loss of members, and difficulty in attracting new members, regulatory problems, increases in operating expenses or suffer other adverse consequences.

In addition, federal regulations require that we begin using ICD-10 by October 2014, which will require significant information technology investment.  If we fail to adequately implement ICD-10, we may incur losses with respect to the resources invested and have other material adverse effects on our business and results of operations.  In order to become ICD-10 compliant, we need to upgrade the version of TSS’s core business application, which we completed implementing in the third quarter of 2012.  TSS is coordinating ICD-10 implementation efforts with BCBS, service providers, clearing houses, local and federal government stakeholders in order to insure a timely compliance.

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

We may be required to expend significant capital and other resources to protect against the threat of security breaches or to alleviate problems caused by breaches.  Because of the confidential health information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss.  We are taking all needed security measures to prevent security breaches, and ensure our business operations won’t be adversely affected by potential security breaches.

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

Non-financial covenants in our secured term loans and note purchase agreements may restrict our operations.

We are a party to secured loans with two commercial banks for an aggregate amount of $31.3 million, for which we have outstanding balances of $17.8 and $13.5 million as of December 31, 2012, respectively.  Also, we have an aggregate principal amount of $45.0 million of senior unsecured notes outstanding, consisting of a $35.0 million aggregate principal amount of 6.60% notes due 2020 and a $10.0 million aggregate principal amount of 6.70% notes due 2021 (collectively, the notes).  The secured term loans and the note purchase agreements governing the notes contain non-financial covenants that restrict, among other things, the granting of certain liens, limitations on acquisitions and limitations on changes in control.  These non-financial covenants could restrict our operations.  In addition, if we fail to make any required payment under our secured term loans or note purchase agreements governing the notes or to comply with any of the non-financial covenants included therein, we would be in default and the lenders or holders of our debt, as the case may be, could cause all of our outstanding debt obligations under our secured term loans or note purchase agreements to become immediately due and payable, together with accrued and unpaid interest and, in the case of the secured term loans, cease to make further extensions of credit.  If the indebtedness under our secured term loans or note purchase agreements is accelerated, we may be unable to repay or re-finance the amounts due and our business may be materially adversely affected.

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

●	difficulty in the implementation of controls, procedures and policies appropriate for filers with the SEC at companies that prior to acquisition lacked such controls, policies and procedures;

●	potential unknown or under-estimated liabilities associated with the acquired company;

●	failure of acquired businesses to achieve anticipated revenues, earnings or cash flow;

●	dilutive issuances of equity securities and incurrence of additional debt to finance acquisitions;

●	establish goodwill or other intangible assets as a result of a future business combination, which may be incorrectly valued or become non-recoverable;

●	other acquisition-related expenses, including amortization of intangible assets and write-offs; and

●	competition with other firms, some of which may have greater financial and other resources, to acquire attractive companies.

In addition, we may not successfully realize the intended benefits of any acquisition or investment.

If our goodwill or intangible assets become impaired, it may adversely affect our financial condition and future results of operations.

As of December 31, 2012 we had approximately $27.8 million and $26.9 million of goodwill and intangible assets recorded on our balance sheet, primarily related to the AH acquisition, that represent 2.7% of our total consolidated assets and 7.2% of our consolidated stockholders’ equity.  If we make additional acquisitions it is likely that we will record additional goodwill and intangible assets on our consolidated balance sheet.

In accordance with applicable accounting standards, we periodically evaluate our goodwill and other intangible assets to determine the recoverability of their carrying values.  Goodwill and other intangible assets with indefinite lives are tested for impairment at least annually.  Impairment testing requires us to make assumptions and judgments regarding the estimated fair value of our reporting units, including goodwill and other intangible assets (with indefinite lives).  Estimated fair values developed based on our assumptions and judgments might be significantly different if other reasonable assumptions and estimates were to be used.  If estimated fair values are less than the carrying values of the equity and other intangible assets with indefinite lives in future impairment tests, or if significant impairment indicators are noted relative to other intangible assets subject to amortization, we may be required to record significant impairment losses against future income.  Factors that may be considered a change in circumstances, indicating that the carrying value of the goodwill or amortizable intangible assets may not be recoverable, include reduced future cash flow estimates and slower growth rates in the industry.

Any future evaluations requiring an impairment of our goodwill and other intangible assets could adversely affect our results of operations and stockholders' equity in the period in which the impairment occurs.  A material decrease in stockholders' equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

In addition, the estimated value of our reporting units may be impacted as a result of the implementation of various Health Care Reform regulations.  Such regulations could have significant effects on our future operations, which in turn could unfavorably affect our ability to support the carrying value of certain goodwill and other intangible assets and result in significant impairment charges in future periods.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates—Goodwill and Other Intangible Assets”.

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

Future regulatory actions by the Commissioner of Insurance or other governmental agencies, including federal regulations, could have a material adverse effect on the profitability or marketability of our business, financial condition and results of operations, which in turn could impact the value of our business model and result in potential impairments of our goodwill and other intangible assets.

The health care reform law and the implementation of that law could have a material adverse effect on our business, financial condition, cash flows, or results of operations.

The ACA provides comprehensive changes to the U.S. health care system, which are being phased in at various stages through 2018.  The legislation imposes an annual insurance industry assessment of $8 billion starting in 2014, with increasing annual amounts thereafter.  Such assessment may not be deductible for income tax purposes.  If this federal premium tax is imposed as enacted, and if the cost of the federal premium tax is not included in the calculation of our rates, or if we are unable to otherwise adjust our business model to address this new tax, our results of operations, financial position and liquidity may be materially adversely affected.

There are numerous outstanding steps required to implement the legislation, including the promulgation of a substantial number of new and potentially more onerous federal regulations.  Further, various health insurance reform proposals are also emerging at the state level.  Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities.

Although we believe the legislation may provide us with significant opportunities to grow our business, the enacted reforms, as well as future regulations and legislative changes, may in fact have a material adverse effect on our results of operations, financial position or liquidity.  If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our business may be materially adversely affected.

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

Under recently promulgated CMS regulations to implement certain ACA requirements that became effective on June 1, 2012, CMS has the authority not to renew our contracts at the beginning of 2015 based solely on our Star Ratings if our ratings do not improve to three or more stars for at least one of the three contract years starting in 2013 and ending in 2015.  See the subcaption “Federal regulations” in Item 1 of this annual report on Form 10-K for detailed information of the Stars Ratings.  In addition, CMS has the existing authority to terminate any of our Medicare Advantage contracts or our Part D contract before 2014 if it determines that any of these plans has failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage or Part D program.  Any termination or non-renewal of our Medicare Advantage or Part D plans would have a material adverse effect on our business and financial results.

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

TSS has a contract with CMS with regards to three (3) Medicare Advantage plans and one (1) stand-alone Part D plan.  AH has a single plan covering both Part C and Part D services.  TSS’s HMO plan (which covers approximately 11,000 members) was rated in 2011 by CMS at 2 stars, and the other four plans (which cover approximately 109,000 members) were rated by CMS at 2.5 stars, out of a possible five stars.  Two of the plans—the TSS HMO plan and the AH plan—have received Star Ratings of less than 3 stars for three or more consecutive years.  As a consequence, CMS requested that we submit corrective action plans (“CAPs”) for these two plans by June 29, 2012 that set forth an achievable framework to improve the Star Ratings to 3 stars or higher.  We timely submitted the required action plans.  CMS recently issued its Star Ratings for 2013. One of our plans, the AH plan, increased their ratings to 3 stars.  Our other four plans received Star Ratings of 2.5 stars, and three of these plans have received a Star Rating lower than three stars for each of the past three years.  As a result, CMS informed TSS in October 2012 that it was going to issue notices to enrollees concerning these three plans alerting them of the plans’ low rating, encouraging them to explore higher rated plan options, and offering them the opportunity to move into higher quality plans during a special enrollment period in 2013.

Due to our plans’ 2012 Star Ratings, we are not eligible for full level quality bonuses or increased rebates in 2012 or 2013.  The AH plan’s 3 star rating for 2013 will qualify that plan for the quality bonus corresponding to that rating and rebate adjustment in 2014.  The remaining plans will not be eligible for such bonuses or rebates in 2014.  This situation could adversely affect the broadness of the benefits such plans can offer, and reduce their membership and profit margins.

From  April 30, 2012 through May 4, 2012, the Medicare Advantage programs of TSS and AH were audited by CMS.  This full performance audit review focused on our organization performance in Part D formulary and benefit administration, Part D coverage determinations, appeals and grievances, Part C organizational determinations, appeals and grievances, and dismissals, agent/broker oversight, Part C access to care, Part C and Part D enrollment, disenrollment, late enrollment penalty and compliance program effectiveness.  On May 10, 2012, as part of these audits, CMS notified Triple-S Salud that it was noncompliant with multiple CMS drug formulary administration requirements and beneficiary coverage determination, appeals and grievances requirements.  On October 9, 2012, CMS imposed a $350,000 civil monetary penalty on TSS for the formulary and benefit administration violations discovered during the audit, as well as for noncompliance with CMS disenrollment requirements.  The AH plan was not subject to any sanctions.

CMS conducted several validation studies to determine whether the immediate CAPs were effective in remedying the deficiencies discovered at TSS during the audit.  On October 17, 2012 CMS notified TSS that it passed the second validation study for the CAP related to Part D coverage determinations, appeals and grievances.  CMS validation of the formulary administration is ongoing.  Also on October 17, 2012, CMS issued a draft report of its TSS and AH plan audits.  The report contained various findings in all five plans.  Our response to the report was issued on January 30, 2013.

We made significant changes in our operations to ensure compliance with all applicable CMS requirements for our Medicare Advantage and Part D plans, including the engagement of additional pharmacy benefit management support, and the consolidation of all our plans under a single management team.  We are devoting the resources and management attention we believe necessary to improve our Star ratings, but cannot warrant that we will be completely successful in increasing TSS to 3 stars or higher.  Our failure to achieve Star Ratings of 3 or higher, or to otherwise improve our administration of these plans, would jeopardize our ability to attract and retain members in our Medicare Advantage and Part D plan, as well as our ability to continue to participate in these federal programs and to successfully bid for future CMS contracts in these programs.

In the course of a compliance assessment conducted in January 2013, our Medicare Advantage compliance department reviewed the files of twenty medical providers in TSS's Medicare Advantage plan network and found that these files did not comply with TSS's policy for documenting the verification of provider credentials nor with the credentialing or re-credentialing documentation requirements mandated by CMS for Medicare Advantage plans. Upon learning of this issue, we voluntarily reported it to CMS and prepared a corrective action plan (a "CAP") to validate that the credentials of all of TSS's Medicare Advantage network providers have been verified and documented in compliance with CMS requirements.

We are still in preliminary discussions with CMS regarding this issue, and understand it is considering several possible actions in response to TSS's credentialing shortfall. We believe these actions, if any, could range from a monetary fine, to a ban on certain marketing by TSS to a termination of TSS's Medicare Advantage contract with CMS. Although we believe our self-reporting of this issue and our initiative in correcting it may result in limitation of the penalty, any penalty that CMS ultimately imposes could materially adversely affect our business, financial condition, operating results and cash flows.

CMS informed ASES of this credentialing issue and on February 25, 2013, ASES issued a notice of breach to TSS pursuant to our miSalud contract, requesting that we submit a written corrective action plan for its approval and advising us that failure to comply with its request could result in the imposition of sanctions. On March 4, 2013, we timely submitted a CAP to ASES for its approval. If we fail to implement an adequate corrective action plan, ASES may impose sanctions, which could include liquidated damages or contract termination. Any penalty that ASES ultimately imposes could materially adversely affect our business, financial condition, operating results and cash flows.

We are still evaluating the extent of this credentialing issue; however, in the interest of resolving it as quickly as possible, we have begun implementing both our CAPs by reviewing the credentialing files of all of TSS's Medicare Advantage and miSalud medical providers. As part of this review, we have confirmed that the credentialing and re-credentialing procedures in place for American Health's Medicare Advantage plan substantially comply with CMS requirements. Because approximately 5,600, or 56%, of the providers in TSS's Medicare Advantage plan are also credentialed under American Health's Medicare Advantage plan, CMS has agreed to treat the credentialing and re-credentialing by American Health as satisfying such requirements for TSS's MA network as well. Further, we have begun the process of reviewing the credentialing files of the miSalud network and of the remainder of the TSS Medicare Advantage network, and to the extent instances of noncompliance are detected, remedying them. We expect to complete this process by October 2013.

Although we believe this validation process is adequate, we can give no assurances as to how many of TSS's current Medicare Advantage or miSalud providers may have incomplete credentialing files and, in this event, whether we will be able to obtain sufficient information to satisfy CMS or ASES requirements with respect to each provider. However, we have confirmed that all providers of TSS's miSalud and MA network are duly licensed in Puerto Rico and are not on the Office of Inspector General's sanction list. Therefore, we believe this credentialing issue does not pose a material risk to the health of our beneficiaries.

We are still in preliminary discussions with CMS regarding this issue, and understand they are considering several actions to take in response to TSS’s credentialing shortfall.  We believe these actions could range from a monetary fine, to a ban on certain marketing by TSS to a termination of TSS’s Medicare Advantage contract with CMS.  Although we believe our self-reporting of this issue and our initiative in correcting this problem may result in limitation of the penalty, any penalty that CMS ultimately imposes could materially adversely affect our business, financial condition, operating results and cash flows.

Beginning January 1, 2013, all of our Medicare Advantage plans are being managed by AH, so that all are internally managed under the same administrative oversight and infrastructure.

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

If we fail to comply with applicable privacy and security laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, or if we fail to address emerging security threats or detect and prevent privacy and security incidents, our business, reputation, results of operations, financial position and cash flows could be materially and adversely affected.

The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with customers.  HIPAA also requires business associates as well as covered entities to comply with certain privacy and security requirements.  Even though we provide for appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we still have limited oversight or control over their actions and practices.

Our facilities and systems and those of our third-party service providers may be vulnerable to privacy and security incidents; security attacks and breaches; acts of vandalism or theft; computer viruses; coordinated attacks by activist entities; emerging cybersecurity risks; misplaced or lost data; programming and/or human errors; or other similar events. Emerging and advanced security threats, including coordinated attacks, require additional layers of security which may disrupt or impact efficiency of operations.

Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain our ability to manage our business model. For example, final HHS regulations released in January 2013 implementing the ARRA amendments to HIPAA may further restrict our ability to collect, disclose and use sensitive personal information and may impose additional compliance requirements on our business. In addition, HHS has announced that it will continue its audit program to assess HIPAA compliance efforts by covered entities. Although we are not aware of HHS plans to audit any of our covered entities, an audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.

Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive personal information, whether by us or by one of our third-party service providers, could have a material adverse effect on our reputation and business, including mandatory disclosure to the media, significant increases in the cost of managing and remediating privacy or security incidents and material fines, penalties and litigation awards, among other consequences, any of which could have a material and adverse effect on our results of operations, financial position and cash flows.

The revised rate calculation system for Medicare Advantage, the payment system for the Medicare Part D, and changes in the methodology and payment policies used by CMS to establish rates could reduce our profitability and the benefits we offer our beneficiaries.

Effective January 1, 2006, a revised rate calculation system based on a competitive bidding process was instituted for Medicare Advantage managed care plans, including our Dual and Non-Dual products. The statutory payment rate was relabeled as the benchmark amount, and plans submit competitive bids that reflect the costs they expect to incur in providing the base Medicare benefits.  For 2013, if the accepted bid is less than the benchmark, Medicare pays the plan its bid plus a rebate of 58.3% of the amount by which the benchmark exceeds the bid, if the star rating is 3.5 or 4 stars the rebate is 68.3% of the amount by which the benchmark exceeds the bid and if the star rating is 4.5 or 5 stars the rebate is 71.7% of the amount by which the benchmark exceeds the bid.  However, these rebates can only be used to enhance benefits or lower premiums and co-pays for plan members.  If the bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid and the benchmark, which could affect our ability to attract enrollees.  CMS reviews the methodology and assumptions used in bidding with respect to medical and administrative costs, profitability and other factors.  CMS could challenge such methodology or assumptions or seek to cap or limit plan profitability.  The CMS “Advance Notice of Methodological Changes for Calendar Year 2014 for Medicare Advantage Capitation Rates, Part C and Part D Payment Policies and 2014 Call Letter”, released on February 15, 2013, may result in rate cuts in Puerto Rico that substantially exceed the mandated ACA premium reductions.

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

Between 2003 and 2011, payments to Medicare Advantage plans were also adjusted by a ‘‘budget neutrality’’ factor that was implemented by Congress and CMS to prevent health plan payments from being reduced overall while, at the same time, directing risk adjusted payments to plans with more chronically ill enrollees.  In general, this adjustment favorably impacted payments to all Medicare Advantage plans.  However, this adjustment has been phased out.  Furthermore, even with the enactment of ACA, MedPac and other constituencies continue to recommend that Congress enact legislation that would reduce Medicare Advantage payment to equalize payments for services made through Medicare Advantage plans and the traditional fee-for-service Medicare program.  We cannot provide assurance if, when or to what degree Congress may enact legislation including any such recommendation, but any reduction in Medicare Advantage rates could have a material adverse effect on our revenue, financial position, results of operations or cash flow.

If during the open enrollment season our Medicare Advantage members enroll in another Medicare Advantage plan, they will be automatically disenrolled from our plan, possibly without our immediate knowledge.

Pursuant to the MMA, members enrolled in one insurer’s Medicare Advantage program will be automatically disenrolled from that program if they enroll in another insurer’s Medicare Advantage program.  If our members enroll in another insurer’s Medicare Advantage program we may not discover that such member has been disenrolled from our program until such time as we fail to receive reimbursement from the CMS in respect of such member, which may occur sometime after the disenrollment.  As a result, we may discover that a member has disenrolled from our program after we have already provided services to such individual.  Our profitability would be reduced as a result of such failure to receive payment from CMS if we had made related payments to providers and were unable to recoup such payments from them.

Medicare and Medicaid spending by the federal government could be decreased as part of the spending cuts associated with the debt ceiling.

The Sequestration Transparency Act of 2012 (P.L. 112-155) requires President Obama to submit to Congress a report on the potential sequestration triggered by the failure of the Joint Selective Committee on Deficit Reduction to propose, and Congress to enact, a plan to reduce the deficit by $1.2 trillion, as required by the Budget Control Act of 2011. The sequestration resulted in cuts of 2% ($11.1 billion) to Medicare on March 1, 2013.

We cannot predict whether Congress will take any action to change the automatic spending cuts.  Further, we cannot predict how states will react to any changes that occur at the federal level.

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

Certain implementing regulations of HIPAA require us to comply with standards regarding the formats for electronic transmission, and the privacy and security of certain health information within our company and with third parties, such as managed care providers, business associates and our members.  While we have agreements in place with our business associates, we have limited control over their operations regarding the privacy and security of protected heath information. The HIPAA regulations also provide access rights and other rights for health plan beneficiaries with respect to their health information.  These regulations include standards for certain electronic transactions, including encounter and claims information, health plan eligibility and payment information.  Compliance with HIPAA is enforced by OCR for the Primary and Security Rules, CMS for security and electronic transactions, the DOJ for criminal violations, and by States Attorneys General.  In addition, CMS advised all Medicare Advantage plans, including TSS and AH, of CMS’ intention to increase its enforcement activities of the privacy regulations under HIPAA with respect to Medicare beneficiaries.  Further, the Gramm-Leach-Bliley Act imposes certain privacy and security requirements on insurers that may apply to certain aspects of our business as well.

We continue to implement and revise our health information policies and procedures to monitor and ensure our compliance with these laws and regulations, including the Omnibus Rule. Furthermore, Puerto Rico’s ability to promulgate its own laws and regulations (including those issued in response to the Gramm-Leach-Bliley Act), such as Act No. 194 of August 25, 2000, also known as the Patient’s Rights and Responsibilities Act, including those more stringent than HIPAA, and uncertainty regarding many aspects of such state requirements, make compliance with applicable health information laws more difficult.  For these reasons, our total compliance costs may increase in the future.

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

We own a seven story building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, and two adjacent buildings, as well as the adjoining parking lot.  In addition, we own five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico.  In addition, through a health clinic in which we have a controlling interest, we own land and a two-story medical facility in the municipality of Bayamón.  These properties are subject to liens under our credit facilities.  See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”.

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

As of December 31, 2012, the Company is a defendant in various lawsuits arising in the ordinary course of business.  We are also defendants in various other claims and proceedings, some of which are described below.  Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation’s compliance with applicable insurance and other laws and regulations.

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

Hau et al Litigation (formerly known as Jordan et al)

On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary TSS and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million.  Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million.  Plaintiffs amended their complaint for the third time in December 2010 and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code.  In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Corporation and TSS.  Two of the original plaintiffs were also eliminated from the Third Amended Complaint (“TAC”).  The TAC alleges breach of six Share Acquisition Agreements, breach of the provider contract by way of discriminatory audits and improper payment of services rendered.  Plaintiffs also allege a claim for libel and slander against a former president of the Corporation.  In January 2011, we filed our response and a counterclaim for malicious prosecution and abuse of process.  Discovery has been substantially completed.  On April 13, 2012 the Corporation filed a motion to dismiss and for summary judgment, seeking the dismissal of the TAC, which the plaintiffs opposed.  The Court set oral argument on the dispositive motion for April 24, 2013.  The Corporation is vigorously defending this claim.

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

In one of these cases, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law.  The Court of First Instance determined that the plaintiffs’ claims are time barred under the local securities law.  The plaintiffs appealed, and in January 2012, the Puerto Rico Court of Appeals upheld the dismissal, holding that even if the plaintiffs could have survived the securities law’s two-year statute of limitations, their complaint was time-barred under the Civil Code’s four-year statute of limitations on claims of fraud.  On March 28, 2012 the plaintiffs filed a petition for writ of certiorari before the Puerto Rico Supreme Court that was granted on May 31, 2012.  We filed our respondent’s brief on October 5, 2012. The parties are waiting for the Supreme Court’s decision.

In the second case, the Puerto Rico Court of First Instance granted our motion to dismiss on grounds that the complaint was time-barred under the two-year statute of limitations contained in the securities law, and the Puerto Rico Court of Appeals confirmed.  Plaintiffs filed a petition for certiorari before the Puerto Rico Supreme Court that was granted on January 20, 2012.  On January 8, 2013, the Supreme Court ruled that the statute of limitations applicable is the fifteen-year statute of limitations contained in the Puerto Rico Civil Code on personal claims and not the two-year statute under the local securities law.  On January 28, 2013, we filed a motion to reconsider.  On February 22, 2013, the Supreme Court denied our motion to reconsider.  The case is again before the Court of First Instance.

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

The fourth case was filed in November 2011.  On August 9, 2012, plaintiffs filed a petition to amend their allegation, which included an amended complaint; the petition was granted.  On October 15, 2012, we filed a motion to dismiss on the grounds that the claim is time barred under the local securities law’s two-year statute of limitations.  On January 24, 2013, the court denied our motion to dismiss.  Consequently, we are preparing our answer to the complaint.

Management believes all these claims are time barred under one or more statutes of limitations and is vigorously defending the claims on these and other grounds.

Intrusions into Triple-C, Inc. Internet IPA Database

On September 21, 2010, the Corporation learned from a competitor that a specific internet database managed by its subsidiary TCI containing information pertaining to individuals previously insured by TSS under the Government of Puerto Rico’s HIP and to independent practice associations (“IPAs”) that provided services to those individuals, had been accessed without authorization by certain of its competitor’s employees from September 9 to September 15, 2010.  TCI served as a third-party administrator for TSS in the administration of its HIP contracts until September 30, 2010.

The Corporation conducted an investigation of these events with the assistance of external resources and identified the information that was accessed and downloaded into the competitor’s network.  The September 2010 intrusions may have potentially compromised protected health information of approximately 398,000 beneficiaries in the North and Metro-North regions of the HIP.  The investigation also revealed that protected health information of additional beneficiaries and IPA data from all three HIP regions previously serviced by TSS was accessed through separate intrusions into the TCI IPA database from October 2008 to August 2010.

The Corporation gave public notice of the intrusions and sent written notices to all identifiable beneficiaries potentially affected by the intrusions.  It also established a toll-free call center to address inquiries and complaints from the individuals notified.  The call center received approximately 1,530 inquiries.  However, to date, the Corporation has not received complaints from potentially affected individuals.

The Corporation reported these events to the appropriate Puerto Rico and federal government agencies.  We then received and complied with requests for information from ASES and the Office for Civil Rights (“OCR”) of the HHS, which entities are conducting reviews of these data breaches and TSS’ and TCI’s compliance with applicable  security and privacy rules.  ASES levied a fine of $100,000 on TSS in connection with these incidents, but following the Corporation’s request for reconsideration, ASES withdrew the fine pending the outcome of the review by OCR.  The Corporation at this time cannot reasonably assess the impact of these proceedings on the Corporation.

The Corporation has conducted an assessment of its system-wide data and facility security and has taken measures to strengthen its systems’ security and credential management procedures to prevent future intrusions.

On February 11, 2011, the Corporation filed an action before the Puerto Rico Court of First Instance against certain individuals believed to have participated in the intrusions.  The complaint was later amended to include additional defendants, including the Corporation’s competitor.  After being removed to the federal District Court for Puerto Rico, this case was recently remanded back to state court and is in its initial pleadings stage.

Joint Underwriting Association Litigations

On August 19, 2011, plaintiffs, purportedly a class of motor vehicle owners, filed an action in the United States District Court for the District of Puerto Rico against the Puerto Rico Joint Underwriting Association (“JUA”) and 18 other defendants, including TSP, alleging violations under the Puerto Rico Insurance Code, the Puerto Rico Civil Code, the Racketeer Influenced and Corrupt Organizations Act (“RICO”) and the local statute against organized crime and money laundering.  JUA is a private association created by law to administer a compulsory public liability insurance program for motor vehicles in Puerto Rico (“CLI”).  As required by its enabling act, JUA is composed of all the insurers that underwrite private motor vehicle insurance in Puerto Rico and exceed the minimum underwriting percentage established in such act.  TSP is a member of JUA.

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

On December 30, 2011, TSP and other insurance companies filed a joint motion to dismiss, arguing that plaintiffs' claims are barred by the filed rate doctrine, inasmuch a suit cannot be brought, even under RICO, to amend the compulsory liability insurance rates that were approved by the Puerto Rico Legislature and the Commissioner of Insurance.  The motion also argues that since RICO is not a federal statute that specifically relates to the business of insurance, and its application in the claims at issue would frustrate state policy and interfere with Puerto Rico’s insurance administrative regime, the McCarran-Ferguson Act precludes plaintiffs' claims.  Finally, TSP argued that plaintiffs failed to allege the necessary elements of an actionable RICO claim, or, in the alternative, their damages claim is time barred.

On February 17, 2012, plaintiffs filed their opposition.  On April 4, 2012, TSP filed a reply in support of our motion to dismiss, which was denied by the court.  On October 2, 2012, the court issued an order certifying the class.  On October 12, 2012, several defendants, including TSP, filed an appeal before the U.S. Court of Appeals for the First District, requesting the court to vacate the District Court’s certification order.  The First Circuit denied the authorization to file the writ of appeals.  The case is again before the court, pending further proceedings.

A similar case entitled Maria Margarita Collazo Burgos, et al. v. La Asociación de Suscripción Conjunta del Seguro de Responsabilidad Obligatorio (“JUA”), et al., was filed against JUA and its members, including TSP, in the Puerto Rico Court of First Instance, San Juan Part on January 28, 2010.  This litigation is a putative class action lawsuit brought on behalf of motor vehicle owners in Puerto Rico.  Plaintiffs in this lawsuit allege that each of the defendants engaged in similar activities and conduct as those alleged in the Torres Ronda litigation and claim the recovery of $225 million for the class pertaining to the acquisition and administration costs of the CLI, allegedly charged in violation of the Puerto Rico Insurance Code’s provisions prohibiting the illegal traffic of premiums.  TSP is vigorously contesting this action.

Given the early stage of these cases, the Corporation cannot assess the probability of an adverse outcome, or the reasonable financial impact that any such outcome may have on the Corporation.  The Corporation intends to vigorously defend these lawsuits.

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the BCBSA in a multi-district class action litigation that alleges that the exclusive service area (ESA) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama. Prior to centralization, motions have been filed to dismiss some of the cases. Discovery has not yet commenced. The Corporation has joined BCBSA in vigorously contesting these claims.

Item 4.	Mine Safety Disclosures

None.

Part II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Class B common stock is listed and began trading on the New York Stock Exchange (the “NYSE”) on December 7, 2007 under the trading symbol “GTS”.  Prior to this date our Class B common stock had no established public trading market.  There is no established public trading market for our Class A common stock.

The following table presents high and low sales prices of our Class B common stock for each quarter of the years ended December 31, 2012 and 2011:

	High	Low
2012
First quarter	$24.99	$19.79
Second quarter	23.20	16.63
Third quarter	21.60	17.50
Fourth quarter	21.17	16.05
2011
First quarter	$20.80	$17.88
Second quarter	22.92	19.15
Third quarter	24.90	15.06
Fourth quarter	20.81	14.45

On March 11, 2013 the closing price of our Class B common stock on the NYSE was $17.68.

Holders

As of February 26, 2013, there were 9,042,809 and 19,321,644 shares of Class A and Class B common Stock outstanding, respectively.  The number of our holders of Class A common stock as of February 26, 2013 was 2,110.  The number of our holders of Class B common stock as of February 26, 2013 was 2,788.

Dividends

Subject to the limitations under Puerto Rico corporation law and any preferential dividend rights of outstanding preferred stock, of which there is currently none outstanding, holders of common stock are entitled to receive their pro rata share of such dividends or other distributions as may be declared by our board of directors out of funds legally available therefore.

Our ability to pay dividends is dependent on cash dividends from our subsidiaries.  Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us.  In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing.  Please refer to “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restriction on Certain Payments by the Corporation’s Subsidiaries”.  Also, see note 19 of the audited consolidated financial statements for the years ended December 31, 2012, 2011 and 2010.

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

Securities Authorized for Issuance Under Equity Compensation Plan

See note 21 of the audited consolidated financial statements for the years ended December 31, 2012, 2011 and 2010.

Performance Graph

The following graph compares the cumulative total return to shareholders on our Class B common stock for the period from January 1, 2008 through December 31, 2012, with the cumulative total return over such period of (i) the Standard and Poor’s 500 Stock Index (the S&P 500 Index) and (ii) the Morgan Stanley Healthcare Payor Index (the “MSHP Index”).  For illustrative purposes, the graph assumes an investment of $100 on January 1, 2008 in each of our Class B common stock, the S&P 500 Index and the MSHP Index.  The performance graph is not necessarily indicative of future performance.

The comparisons shown in the graph are based on historical data and the Corporation cautions that the stock price in the graph below is not indicative of, and is not intended to forecast, the potential future performance of our Class B common stock.  Information used in the preparation of the graph was obtained from Bloomberg; a source we believe to be reliable, however, the Corporation is not responsible for any errors or omissions in such information.

Total Return Performance
140.00
120.00
100.00
80.00
60.00
40.00
20.00
-
Index Value
1/1/2008
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
Triple-S Management Corporation
S&P 500
Morgan Stanley Healthcare Payor Index

	Period Ending					
Index	**1/1/2008**	**12/31/2008**	**12/31/2009**	**12/31/2010**	**12/31/2011**	**12/31/2012**
Triple-S Management Corporation	100.00	56.90	87.09	94.41	99.06	91.39
S&P 500	100.00	61.51	75.94	85.65	85.65	97.13
Morgan Stanley Healthcare Payor Index	100.00	45.19	69.33	79.64	107.39	118.34

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs 1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
October 1, 2012 to October 31, 2012	-	-	-	$11.80
November 1, 2012 to November 30, 2012	89,200	$16.81	89,200	$10.30
December 1, 2012 to December 31, 2012	9,600	$16.84	9,600	$10.20

1 In September 29, 2010, the Board of Directors authorized a $30.0 million share repurchase program of Class B shares only, which commenced on September 29, 2010.

Item 6.	Selected Financial Data

Statement of Earnings Data

	2012	2011	2010	2009	2008

(Dollar amounts in millions, except per share data)

Years ended December 31,
Premiums earned, net	$2,253.4	$2,054.5	$1,901.1	$1,869.1	$1,692.4
Administrative service fees	110.1	38.5	39.6	48.6	19.2
Net investment income	46.8	48.2	49.1	52.1	56.2
Other operating revenues	4.3	-	-	-	-
Total operating revenues	2,414.6	2,141.2	1,989.8	1,969.8	1,767.8
Net realized investments gains (losses)	5.2	18.6	2.5	0.6	(13.9)
Net unrealized investment gain (loss) on trading securities	-	(7.3)	5.4	10.5	(21.1)
Other income (expense), net	2.2	0.7	0.9	1.3	(2.5)
Total revenues	2,422.0	2,153.2	1,998.6	1,982.2	1,730.3
Benefits and expenses:
Claims incurred	1,919.8	1,716.3	1,596.8	1,605.8	1,431.8
Operating expenses	425.2	347.6	305.0	279.4	251.9
Total operating costs	2,345.0	2,063.9	1,901.8	1,885.2	1,683.7
Interest expense	10.6	10.8	12.6	13.3	14.7
Total benefits and expenses	2,355.6	2,074.7	1,914.4	1,898.5	1,698.4
Income before taxes	66.4	78.5	84.2	83.7	31.9
Income tax expense	12.5	20.5	17.4	14.9	7.1
Net income	53.9	58.0	66.8	68.8	24.8

Net loss attributable to non-controlling interest	(0.1)	-	-	-	-
Net income attributable to TSM	$54.0	$58.0	$66.8	$68.8	$24.8
Basic net income per share (1):	$1.91	$2.02	$2.30	$2.33	$0.77

Diluted net income per share:	$1.90	$2.01	$2.28	$2.33	$0.77

Balance Sheet Data

	2012	2011	2010	2009	2008

December 31,
Cash and cash equivalents	$89.6	$71.8	$45.0	$40.4	$46.1

Total assets	$2,059.3	$1,880.6	$1,759.4	$1,648.7	$1,559.2

Long-term borrowings	$101.3	$114.4	$166.0	$167.7	$169.3

Total stockholders' equity	$762.1	$677.0	$617.3	$537.8	$485.9

Additional Managed Care Data (2)

	2012	2011	2010	2009	2008

Years ended December 31,
Medical loss ratio	88.8%	87.2%	88.1%	89.9%	88.9%

Operating expense ratio	14.5%	12.9%	11.6%	10.7%	10.5%

Medical membership (period end)	1,721,114	1,683,696	788,881	1,347,033	1,195,450

(1)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 22 of the audited consolidated financial statements for the years ended December 31, 2012, 2011 and 2010.

(2)	Does not reflect inter-segment eliminations.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2012 and 2011, and consolidated results of operations for 2012, 2011 and 2010.  References to the terms "we", "our" or "us" used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), refer to TSM and unless the context otherwise requires, its direct and indirect subsidiaries.  This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.

The structure of our MD&A is as follows:

I. Overview	62
II. Membership	64
III. Results of Operations	65
Consolidated Operating Results	65
Managed Care Operating Results	69
Life Insurance Operating Results	72
Property and Casualty Insurance Operating Results	73
IV. Liquidity and Capital Resources	75
V. Critical Accounting Estimates	81
VI. Recently Issued Accounting Standards	89

I. Overview

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

We have the exclusive right to use the Blue Cross and Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.  As of December 31, 2012 we serve approximately 1,721,000 members across all regions of Puerto Rico.  For the years ended December 31, 2012 and 2011 respectively, our managed care segment represented approximately 90.2% and 89.9% of our total consolidated premiums earned, net, and approximately 67.6% and 68.6% of our operating income.  We also have significant positions in the life insurance and property and casualty insurance markets.  Our life insurance segment had a market share of approximately 13.1% (in terms of premiums written) for 2011.  Our property and casualty segment had a market share of approximately 8.5% (in terms of direct premiums) during the nine-month period ended September 30, 2012.

We participate in the managed care market through our subsidiaries, TSS and AH.  TSS is a BCBS licensee, which provides us with exclusive use of the Blue Cross and Blue Shield Association (“BCBSA”) licensee, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.

We participate in the life insurance market through our subsidiary, TSV, and in the property and casualty insurance market through our subsidiary, TSP.  TSV and TSP represented approximately 5.5% and 4.3%, respectively, of our consolidated premiums earned, net for the year ended December 31, 2012 and 24.0% and 9.7%, respectively, of our operating income for that period.

The Commissioner of Insurance of the Commonwealth of Puerto Rico (“Commissioner of Insurance of Puerto Rico”) recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the Puerto Rico insurance laws and for determining whether its financial condition warrants the payment of a dividend to its stockholders.  No consideration is given by the Commissioner of Insurance of Puerto Rico to financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) in making such determinations.  See note 25 to our audited consolidated financial statements.

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

	Years ended December 31,
(Dollar amounts in millions)	2012	2011	2010

Premiums earned, net:
Managed care	$2,033.5	$1,846.4	$1,700.3
Life insurance	124.7	113.0	105.8
Property and casualty insurance	97.7	97.6	99.2
Intersegment premiums earned	(2.5)	(2.5)	(4.2)
Consolidated premiums earned, net	$2,253.4	$2,054.5	$1,901.1

Administrative service fees:
Managed care	$114.8	$43.0	$43.2
Intersegment administrative service fees	(4.7)	(4.5)	(3.6)
Consolidated administrative service fees	$110.1	$38.5	$39.6

Operating income:
Managed care	$47.0	$53.0	$63.8
Life insurance	16.7	17.7	17.3
Property and casualty insurance	6.8	4.5	3.6
Intersegment and other	(0.9)	2.1	3.3
Consolidated operating income	$69.6	$77.3	$88.0

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

Expenses

Claims Incurred.    Our largest expense is medical claims incurred, or the cost of medical services we arrange for our members.  Medical claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders.  We generally pay our providers on one of three bases: (1) fee-for-service contracts based on negotiated fee schedules; (2) capitation arrangements, generally on a fixed PMPM payment basis, whereby the provider generally assumes some of the medical expense risk; and (3) risk-sharing arrangements, whereby we advance a PMPM payment and share the risk of certain medical costs of our members with the provider based on actual experience as measured against pre-determined sharing ratios.  Claims incurred also include claims incurred in our life insurance and property and casualty insurance businesses.  Each segment’s results of operations depend to a significant extent on our ability to accurately predict and effectively manage claims and losses.  A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period.

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

II. Membership

Our results of operations depend in large part on our ability to maintain or grow our membership.  In addition to driving revenues, membership growth is necessary to successfully introduce new products, maintain an extensive network of providers and achieve economies of scale.  Our ability to maintain or grow our membership is affected principally by the competitive environment and general market conditions.

Effective November 1st, 2011, TSS entered into a new contract with the Government to administer the provision of the physical health component of the miSalud program (similar to Medicaid) in designated service regions in the Commonwealth of Puerto Rico.

In February 7, 2011, our subsidiary TSS completed the AH acquisition.  As of December 31, 2012 and 2011, the Medicare membership attributable to AH was 50,883 and 47,522, respectively.

The following table sets forth selected membership data as of the dates set forth below:

	As of December 31,
	2012	2011	2010

Commercial (1)	703,072	711,508	725,328
Medicare (2)	122,741	113,431	63,553
Medicaid (3)	895,301	858,757	-
Total	1,721,114	1,683,696	788,881

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.

(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.

(3)	Medicaid membership as of December 31, 2012 and 2011 includes self-funded members from the miSalud program.

III. Results of Operations

Consolidated Operating Results

The following table sets forth our consolidated operating results for the years ended December 31, 2012, 2011 and 2010. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

(Dollar amounts in millions)	2012	2011	2010

Years ended December 31,
Revenues:
Premiums earned, net	$2,253.4	$2,054.5	$1,901.1
Administrative service fees	110.1	38.5	39.6
Net investment income	46.8	48.2	49.1
Other operating revenues	4.3	-	-
Total operating revenues	2,414.6	2,141.2	1,989.8
Net realized investment gains	5.2	18.6	2.5
Net unrealized investment gain (loss) on trading securities	-	(7.3)	5.4
Other income, net	2.2	0.7	0.9
Total revenues	2,422.0	2,153.2	1,998.6
Benefits and expenses:
Claims incurred	1,919.8	1,716.3	1,596.8
Operating expenses	425.2	347.6	305.0
Total operating costs	2,345.0	2,063.9	1,901.8
Interest expense	10.6	10.8	12.6
Total benefits and expenses	2,355.6	2,074.7	1,914.4
Income before taxes	66.4	78.5	84.2
Income tax expense	12.5	20.5	17.4
Net income	53.9	58.0	66.8
Net loss attributable to non-controlling interest	(0.1)	-	-
Net income attributable to TSM	$54.0	$58.0	$66.8

Year ended December 31, 2012 compared with the year ended December 31, 2011

Operating Revenues

Consolidated premiums earned, net increased by $198.9 million, or 9.7%, to $2.3 billion during the year ended December 31, 2012 compared to the year ended December 31, 2011.  The increase was mostly the result of the higher member month enrollment in the Medicare and Commercial business, attributed to the new members acquired from AH on February 2011 and organic growth, as well as to the receipt of higher risk score adjustments from CMS in 2012 as compared to 2011.

The increase in the administrative service fees of the Managed Care segment of $71.6 million, or 186.0%, to $110.1 million 2012 is attributed to a higher amount of self-insured contracts after resuming our participation in the Medicaid sector.

Consolidated net investment income decreased by $1.4 million, or 2.9%, to $46.8 million during the year ended December 31, 2012 mostly as the result of lower yields in fixed income investments acquired during the period.

Other operating revenues of $4.3 million are related to the operations of the health clinic we acquired during the first quarter of 2012.

Net Realized Investment Gains

Consolidated net realized investment gains of $5.2 million during the year ended December 31, 2012 are the result of net realized gains from the sale of debt and equity securities available for sale, as part of asset/liability management and tax planning strategies.

Other Income, Net

The $1.5 million increase in the consolidated other income primarily results from a lower loss on derivative instruments in 2012.  The derivative instruments we held matured during the second quarter of 2012.

Claims Incurred

Consolidated claims incurred during the year ended December 31, 2012 increased by $203.5 million, or 11.9%, to $1.9 billion when compared to the claims incurred during the year ended December 31, 2011, mostly due to claims incurred in the Managed Care segment.  The increased claims incurred of the Managed Care segment result from higher utilization and cost trends, particularly in the Medicare business.  The Life and Property and Casualty segments also experienced increases in claims incurred.  The consolidated loss ratio increased by 170 basis points to 85.2%.

Operating Expenses

Consolidated operating expenses during the year ended December 31, 2012 increased by $77.6 million, or 22.3%, to $425.2 million as compared to the operating expenses during the year ended December 31, 2011.  For the year ended December 31, 2012, the consolidated operating expense ratio increased by 140 basis points to 18.0%, primarily reflecting the higher amount of self-insured contracts after resuming our participation in the Medicaid sector effective November 1, 2011, plus higher expenses in external consultants partly related to the MA business planning and integration.

Income tax expense

Consolidated income tax expense during the year ended December 31, 2012 decreased by $8.0 million, or 39.0%, to $12.5 million as compared to the income tax expense during the year ended December 31, 2011.  The effective tax rate decreased by 730 basis points, to 18.8%, during the year ended December 31, 2012.  The consolidated income tax expense for the year ended December 31, 2011 includes a one-time charge of $6.4 million resulting from the reduction of the net deferred tax assets following the reduction in income tax rates after the enactment of the new Puerto Rico tax reform, which was effective January 2011, that reduced the maximum corporate tax rate from 39% to approximately 30%.

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

Operating Expenses

Consolidated operating expenses during the year ended December 31, 2011 increased by $42.6 million, or 14.0%, to $347.6 million as compared to the operating expenses during the year ended December 31, 2010, primarily due to the acquisition of AH.  For the year ended December 31, 2011, the consolidated operating expense ratio increased by 90 basis points, to 16.6%.  The higher operating expense ratio is mainly due to additional operating costs incurred by the Managed Care segment in order to maintain a level of services offered to members and providers while transitioning to its new IT system and a higher amount of self-insured contracts after resuming our participation in the Medicaid sector.  Also contributing to the higher operating expense ratio are the expenses related to the AH operations, which run at a higher operating expense ratio than the Medicaid business lost in 2010. Approximately $7.6 million of the expense associated to the AH operations are related to the amortization of intangible assets.

Income tax expense

Consolidated income tax expense during the year ended December 31, 2011 increased by $3.1 million, or 17.8%, to $20.5 million as compared to the income tax expense during the year ended December 31, 2010.  The effective tax rate increased by 540 basis points to 26.1% during the year ended December 31, 2011.  The consolidated income tax expense includes a one-time charge of $6.4 million resulting from the reduction of the net deferred tax assets following the enactment of the new Puerto Rico tax reform, which was effective January 2011 that reduced the maximum corporate tax rate from 39% to approximately 30%. Partially offsetting the effect of this adjustment to net deferred tax assets, is a reduction in the taxable income of the Managed Care segment, which operates at a higher effective tax rate, and the use of tax credits in the 2011 period.

Managed Care Operating Results

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico: Commercial, Medicare (including Medicare Advantage and PDP) and Medicaid.  For the year ended December 31, 2012, the Commercial sector represented 42.6% and 19.5% of our consolidated premiums earned, net and operating income, respectively.  Premiums earned, net and operating income generated from our Medicare contracts (including PDP) during the year ended December 31, 2012 represented 47.6% and 5.0%, respectively, of our consolidated earned premiums, net and operating income, respectively.  The operating income of the Medicaid sector represented 46.0% of the consolidated operating income for the year ended December 31, 2012.

(Dollar amounts in millions)	2012	2011	2010

Operating revenues:
Medical premiums earned, net:
Commercial	$960.0	$947.1	$947.1
Medicare	1,073.5	896.6	468.4
Medicaid	-	2.7	284.8
Medical premiums earned, net	2,033.5	1,846.4	1,700.3
Administrative service fees	114.8	43.0	43.2
Net investment income	16.4	17.5	19.8
Total operating revenues	2,164.7	1,906.9	1,763.3
Medical operating costs:
Medical claims incurred	1,806.4	1,610.5	1,497.8
Medical operating expenses	311.3	243.4	201.7
Total medical operating costs	2,117.7	1,853.9	1,699.5
Medical operating income	$47.0	$53.0	$63.8
Additional data:
Member months enrollment:
Commercial:
Fully-insured	5,817,009	5,806,053	5,982,094
Self-funded	2,681,962	2,744,431	2,966,291
Total Commercial member months	8,498,971	8,550,484	8,948,385
Medicaid:
Fully-insured	-	-	3,078,288
Self-funded	10,562,571	1,718,888	1,782,426
Total Medicaid member months	10,562,571	1,718,888	4,860,714
Medicare:
Medicare Advantange	1,354,301	1,132,634	670,250
Stand-alone PDP	101,675	105,987	112,297
Total Medicare member months	1,455,976	1,238,621	782,547
Total member months	20,517,518	11,507,993	14,591,646
Medical loss ratio	88.8%	87.2%	88.1%
Operating expense ratio	14.5%	12.9%	11.6%

Year ended December 31, 2012 compared with the year ended December 31, 2011

Medical Operating Revenues

Medical premiums earned for the year ended December 31, 2012 increased by $187.1 million, or 10.1%, to $2.0 billion when compared to the medical premiums earned during the year ended December 31, 2011.  This increase is principally the result of the following:

●
Medical premiums generated by the Medicare business increased by $176.9 million, or 19.7%, to $1.1 billion.  This fluctuation is the result of an overall increase in the member months enrollment of this business by 217,355, or 17.5%, when compared with the same period in 2011.  Increase in member months enrollment was mainly attributed to increased sales across all our Medicare products, as well as to the effect of presenting the members acquired from AH for the full year in 2012 and only for eleven months in 2011.  This fluctuation also results from the receipt of higher risk score adjustments from CMS in 2012 as compared to 2011.  The 2012 and 2011 periods include the net effect of approximately $12.6 million and $1.9 million, respectively, related to CMS final risk scores adjustments corresponding to prior periods.

●
Medical premiums generated by the Commercial business increased by $12.9 million, or 1.4%, to $960.0 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011.  This is the result of higher average premium rates per member of approximately 1.2% and an increase in member months enrollment by 10,956, or 0.2%.

Administrative service fees increased by $71.8 million, or 167.0%, to $114.8 million during the year ended December 31, 2012.  This fluctuation primarily results from the member months enrollment related to the miSalud program, which we resumed servicing effective November 1, 2011.

Medical Claims Incurred

Medical claims incurred during the year ended December 31, 2012 increased by $195.9 million, or 12.2%, to $1.8 billion, when compared to the year ended December 31, 2011.  The MLR of the segment experienced an increase of 160 basis points during the 2012 period, to 88.8%.  These fluctuations are primarily attributed to the effect of the following:

●
The medical claims incurred of the Medicare business increased by $151.2 million during the 2012 period primarily due to the increase in member months enrollment in 2012 attributed to increased sales, as well as to the effect of presenting the members acquired from AH for the full period in 2012 and only for eleven months in 2011.  The Medicare MLR was 88.8%, which is 60 basis points lower than the MLR for the prior year.  Excluding the effect of risk-score premium adjustments and prior period reserve developments in the 2012 and 2011 periods, the MLR increased by 270 basis points, mostly as the result of higher utilization and cost trends in AH, particularly in pharmacy services.

●
The medical claims incurred of the Commercial business increased by $39.4 million during the 2012 period and its MLR increased by 300 basis points.  Excluding effect of prior period reserve developments in the 2012 and 2011 periods, the MLR of this business presents an increase of 120 basis points in 2012 mostly as the result of moderate premium rate increases and higher utilization trends, particularly in hospital admissions and surgical procedures.

●
The medical claims incurred of the Medicaid business increased by $5.3 million during 2012 compared to prior year mostly because of a favorable prior period reserve development recognized in the 2011 period, after the termination of the Medicaid fully-insured contracts that was effective September 30, 2010.

Medical Operating Expenses

Medical operating expenses for the year ended December 31, 2012 increased by $67.9 million, or 27.9%, to $311.3 million when compared to the year ended December 31, 2011, primarily resulting from the higher member months enrollment in 2012.  The operating expense ratio increased by 160 basis points, from 12.9% in 2011 to 14.5% in 2012, reflecting a higher amount of self-insured contracts after resuming our participation in the Medicaid sector in November 2011.

Year ended December 31, 2011 compared with the year ended December 31, 2010

Medical Operating Revenues

Medical premiums earned for the year ended December 31, 2011 increased by $146.1 million, or 8.6%, to $1.8 billion when compared to the medical premiums earned during the year ended December 31, 2010.  This increase is principally the result of the following:

●
Medical premiums generated by the Medicare business increased by $428.2 million, or 91.4%, to $896.6 million.  This fluctuation is the result of an overall increase in member months enrollment of this business by 456,074, or 58.3%, when compared with the same period in 2010.  Increase in member months enrollment was attributed to new members acquired from AH effective February 1, 2011, offset in part by a decrease in member months in our legacy products.  Total member months from AH amounted to 475,780 during the year ended December 31, 2011.

●
Medicare premiums earned in the Medicaid business decreased by $282.1 million, to $2.7 million during the year ended December 31, 2011.  This fluctuation results from the termination of the Medicaid contracts effective September 30, 2010.  The premiums earned that are reflected in the 2011 period result from adjustments that increased the amount receivable corresponding to the risk sharing agreement with the government of Puerto Rico included in the Metro-North region contract.

●
Medical premiums generated by the Commercial business remained in line with prior year at $947.1 million.  This is the result of a decrease in member months enrollment of 176,041, or 2.9%, and higher average premium rates per member of approximately 3.0%.  Premium rate increases were consistent with claim trends.

Administrative service fees decreased by $0.2 million, to $43.0 million during the 2011 period, mainly due to a decrease in self-funded member months enrollment of 285,398 members.  Such decrease primarily results from a lower self-insured Commercial member months enrollment during the 2011 period; offset in part by an increase in member months from the miSalud program effective November 1, 2011.

Medical Claims Incurred

Medical claims incurred during the year ended December 31, 2011 increased by $112.7 million, or 7.5%, to $1.6 billion, when compared to the year ended December 31, 2010.  The MLR of the segment presented a decrease of 90 basis points during the 2011 period, to 87.2%.  These fluctuations are primarily attributed to the effect of the following:

●
The medical claims incurred of the Medicare business increase by $408.3 million during the 2011 period primarily due to the acquisition of AH effective February 1, 2011.  Total claims incurred during the 2011 period related to the AH business amounted to $385.4 million.  The Medicare MLR was 89.4%, which is 550 basis points higher than the MLR for the prior year.  The MLR excluding prior period reserve developments in the 2011 and 2010 periods and risk-score adjustments presents an increase of 500 basis points.  The higher adjusted MLR is due to higher utilization trends in our non-dual product as compared to last year as well as to the addition of AH which has a higher MLR than our Medicare legacy products.

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

Life Insurance Operating Results

(Dollar amounts in millions)	2012	2011	2010

Years ended December 31,
Operating revenues:
Premiums earned, net
Premiums earned, net	$132.7	$118.8	$111.4
Premiums earned ceded	(8.0)	(5.8)	(5.6)
Premiums earned, net	124.7	113.0	105.8
Net investment income	20.8	18.5	17.1
Total operating revenues	145.5	131.5	122.9
Operating costs:
Policy benefits and claims incurred	66.4	57.5	49.8
Underwriting and other expenses	62.4	56.3	55.8
Total operating costs	128.8	113.8	105.6
Operating income	$16.7	$17.7	$17.3

Additional data:
Loss ratio	53.2%	50.9%	47.1%
Expense ratio	50.0%	49.8%	52.7%

Year ended December 31, 2012 compared with the year ended December 31, 2011

Operating Revenues

Premiums earned, net for the segment increased by $11.7 million, or 10.4%, to $124.7 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011, primarily as the result of higher sales in the Cancer, Individual Life and Group Life lines of business during the period.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $8.9 million, or 15.5%, to $66.4 million during the year ended December 31, 2012.  This fluctuation is primarily the result of higher claims received for the Cancer line of business, and also to an increase in the liability for future policy benefits that was driven by new business subscribed in the period and improved persistency on the Individual Life business.  The loss ratio for the period increased from 50.9% in 2011 to 53.2% in 2012, or 230 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the segment increased by $6.1 million, or 10.8%, to $62.4 million during the year ended December 31, 2012 primarily the related to higher commissions as a result of the higher volume of business of this segment.  Expense control and the growth in premiums during this period resulted in a slightly higher operating expense ratio, which increased by 20 basis points, from 49.8% in 2011 to 50.0% in 2012.

Year ended December 31, 2011 compared with the year ended December 31, 2010

Operating Revenues

Premiums earned, net for the segment increased by $7.2 million, or 6.8%, to $113.0 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010, primarily as the result of higher sales in the Cancer and Individual Life lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $7.7 million, or 15.5%, to $57.5 million during the year ended December 31, 2011.  This fluctuation is primarily the result of a higher claims received, as well as to a higher average claim amount, in the Cancer line of business, and also to an increase in the liability for future policy benefits that was driven by new business subscribed in the period.  The loss ratio for the period increased from 47.1% in 2010 to 50.9% in 2011, or 380 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the segment increased by $0.5 million, or 0.9%, to $56.3 million during the year ended December 31, 2011 primarily the result of the higher volume of business of this segment and a slowdown in the amortization of deferred policy acquisition costs resulting from increased persistency in certain products within the Individual Life line of business.  The increased premiums earned resulted in a lower operating expense ratio, which decreased by 290 basis points, from 52.7% in 2010 to 49.8% in 2011.

Property and Casualty Insurance Operating Results

(Dollar amounts in millions)	2012	2011	2010

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$162.7	$152.9	$159.2
Premiums ceded	(63.5)	(63.0)	(63.7)
Change in unearned premiums	(1.5)	7.7	3.7
Premiums earned, net	97.7	97.6	99.2
Net investment income	8.9	9.5	10.1
Total operating revenues	106.6	107.1	109.3
Operating costs:
Claims incurred	49.3	48.2	49.2
Underwriting and other operating expenses	50.5	54.4	56.5
Total operating costs	99.8	102.6	105.7
Operating income	$6.8	$4.5	$3.6

Additional data:
Loss ratio	50.5%	49.4%	49.6%
Expense ratio	51.7%	55.7%	57.0%

Year ended December 31, 2012 compared with the year ended December 31, 2011

Operating Revenues

Total premiums written during the year ended December 31, 2012 increased by $9.8 million, or 6.4%, to $162.7 million, mostly related to higher volume in the Commercial Auto, Commercial Liability, Commercial Package, and Commercial Property insurance products after the acquisition of several government and municipality accounts.  In addition, this segment reported increased sales in the Personal Package insurance products.  Nonetheless, the commercial business remains under soft market conditions with strong competition.

Premiums ceded to reinsurers during the year ended December 31, 2012 increased by approximately $0.5 million, or 0.8%, to $63.5 million.  The ratio of premiums ceded to premiums written decreased by 220 basis points, to 39.0% in 2012.  This fluctuation was primarily the result of a change in the mix of business subscribed during 2012.

The change in unearned premiums presented a decrease of $9.2 million, to $1.5 million during the year ended December 31, 2012, primarily as the result of the higher volume of premiums written during this period.

Claims Incurred

Claims incurred during the year ended December 31, 2012 increased by $1.1 million, or 2.3%, to $49.3 million.  The loss ratio increased by 110 basis points, to 50.5% in 2012, as a result of unfavorable loss experience in the Commercial Auto and General Liability line of business, primarily resulting from the receipt of several large auto liability claims that together had the effect of increasing 2012 claims incurred by approximately $2.3 million, offset in part by a decrease in the claims related to the Dwelling line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the year ended December 31, 2012 decreased by $3.9 million, or 7.2%, to $50.5 million.  The operating expense ratio decreased by 400 percentage points during the same period, to 51.7% in 2012.  This decrease is primarily due to a lower net commission expense and decreases in other operating expenses.

Year ended December 31, 2011 compared with the year ended December 31, 2010

Operating Revenues

Total premiums written during the year ended December 31, 2011 decreased by $6.3 million, or 4.0%, to $152.9 million, mostly in the Dwelling and Commercial Property Mono-line and Commercial Auto insurance products; offset in part by higher sales of Commercial Multi-peril products.  Soft market conditions also prevailed in 2011, thus reducing premium rates and increasing competition for renewals and new business.

Premiums ceded to reinsurers during the year ended December 31, 2011 decreased by approximately $0.7 million, or 1.1%, to $63.0 million.  The ratio of premiums ceded to premiums written increased by 120 basis points, to 41.2% in 2011.  This fluctuation was primarily the result of higher Commercial Property cessions, which were increased from 32% to 37%.

The change in unearned premiums presented an increase of $4.0 million, to $7.7 million during the year ended December 31, 2011, primarily as the result of the lower volume of premiums written during this period.

Claims Incurred

Claims incurred during the year ended December 31, 2011 decreased by $1.0 million, or 2.0%, to $48.2 million.  The loss ratio decreased by 20 basis points, to 49.4% during the year ended December 31, 2011, as a result of a favorable loss experience in the Commercial Auto line of business resulting from lower claim amounts in the claims reported in 2011; offset in part by an increase in Commercial Multi-Peril line of business.  Although the current period reflects $1.6 million of net losses related to Tropical Storm Irene, the 2010 period was impacted by several large losses caused by fires and liability claims in excess of $1.9 million.

Underwriting and Other Expenses

Underwriting and other operating expenses for the year ended December 31, 2011 decreased by $2.1 million, or 3.7%, to $54.4 million.  This decrease is primarily due to a lower commission expense as a result of the lower premiums written; offset in part by an increase in the provision for uncollectible amounts.  The operating expense ratio decreased by 130 percentage points during the same period, to 55.7% in 2011.

IV. Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(dollar amounts in millions)	2012	2011	2010

Years ended December 31,
Sources of cash:
Net cash provided by operating activities	$109.7	$162.5	$37.7
Proceeds from annuity contracts	39.7	31.8	10.7
Proceeds from exercise stock options	0.3	0.2	-
Net proceeds from borrowings	30.0	-	40.6
Other	-	4.4	0.2
Total sources of cash	179.7	198.9	89.2
Uses of cash:
Net purchases of investment securities	(91.1)	(13.6)	(23.7)
Cash settlements of stock options	-	(2.4)	-
Capital expenditures	(12.1)	(16.3)	(19.2)
Payments of long-term borrowings	(26.9)	(51.6)	(26.4)
Payments of short-term borrowings	-	(15.6)	-
Surrenders of annuity contracts	(7.1)	(6.6)	(9.1)
Repurchase and retirement of common stock	(2.3)	(11.3)	(6.2)
Acquisition of business, net of cash of $0.8 and $29.4 in the year ended December 31, 2012 and 2011, respectively	(2.7)	(54.7)	-
Other	(19.8)	-	-
Total uses of cash	(162.0)	(172.1)	(84.6)
Net increase in cash and cash equivalents	$17.7	$26.8	$4.6

Year ended December 31, 2012 compared to year ended December 31, 2011

Cash flows from operating activities decreased by $52.8 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011, principally due to the effect of higher claims paid and cash paid to suppliers and employees by $163.1 million and $39.5 million, respectively, offset in part by higher premiums collections by $195.3 million.  The increase in premiums collected is principally the result of the higher Managed Care membership enrollment.  The increase in claim payments mostly results from the higher enrollment and increased utilization trends in the Managed Care segment.  The 2011 operating cash flows include $50.3 million of net proceeds from the trading portfolio, which was sold during that year.

During the year ended December 31, 2012 we received $39.7 million in policyholder deposits.  This represents an increase of $7.9 million when compared to the prior year and is the result of new annuity products that are more attractive to prospective policyholders.

Net proceeds from short-term borrowings increased by $30.0 million during the year ended December 31, 2012, addressing timing differences between cash receipts and disbursements.

Net purchases of investment securities were $91.1 million during the year ended December 31, 2012, $77.5 million higher than last year, primarily resulting from the investment of excess cash flows from operations.

In the 2011 period we cash-settled 432,567 stock options for $2.4 million, its fair value on settlement date.  No cash settlement of stock options occurred during the year ended December 31, 2012.

Capital expenditures are $4.2 million lower during the year ended December 31, 2012 primarily as a result of the completion of the Managed Care new core system implementation during the third quarter of this year.

Payments of long-term borrowings of $26.9 million during the year ended December 31, 2012 are primarily the result of a $25.0 million prepayment of one of our senior unsecured notes.  The $24.7 million decrease in payments of long-term debt is due to the prepayment of another senior unsecured note of $50.0 million during the year ended December 31, 2011.

On September 29, 2010 we announced the commencement of a $30.0 million share repurchase program (the “2010 stock repurchase program”).  During the year ended December 31, 2012 we paid approximately $2.3 million under the 2010 share repurchase program.

On January 18, 2012, we acquired a controlling stake in a health clinic in Puerto Rico at a cost of $2.7 million, net of $0.8 million of cash acquired.  On February 7, 2011, we acquired AH at a cost of $54.0 million, net of $30.1 million of cash acquired.

The increase in other uses of cash is attributed to changes in the amount of outstanding checks over bank balances in the 2012 period.

Year ended December 31, 2011 compared to year ended December 31, 2010

Cash flows from operating activities increased by $124.8 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010, principally due to the effect of higher premiums collections by $289.9 million and increase in net proceeds from our trading portfolio by $51.9 million, offset in part by an increase in claims paid, cash paid to suppliers and employees and income tax paid by $125.6 million, $76.7 million and $15.2 million, respectively.  The increase in premiums and service fee collected is principally the effect of the AH acquisition as well as to the collection of past due Medicaid balances.  The higher net proceeds from our trading portfolio results from the sale of this portfolio.  The fluctuations in claims paid and cash paid to suppliers and employees is primarily as the result of the effect of the AH acquisition.  The increase in income tax payments results from the use of tax credits during the year ended December 31, 2010.

During the year ended December 31, 2011 we received higher net proceeds from policyholder deposits, increasing by $23.6 million when compared to the prior year, primarily as the result of new annuity products that are more attractive to prospective policyholders.

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

We paid approximately $11.3 million under the 2010 stock repurchase program during the year ended December 31, 2011.

On February 7, 2011, we acquired AH at a cost of $54.7 million, net of $30.1 million of cash acquired.

The increase of $4.2 million in the other source of cash is attributed to changes in the amount of outstanding checks over bank balances in the 2011 period.

Share Repurchase Program

On September 29, 2010, we announced the immediate commencement of the 2010 stock repurchase program.  The program is conducted using available cash through open-market purchases and privately-negotiated transactions of Class B shares only, in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended.  During the year ended December 31, 2012 we repurchased and retired 136,222 shares at an average per share price of $16.86, for an aggregate cost of $2.3 million.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of December 31, 2012, we had $185.0 million of available credit under these facilities.  There are $30.0 million outstanding short-term borrowings under these facilities as of December 31, 2012.

As of December 31, 2012, we had the following senior unsecured notes payable:

●
On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes payable due January 2021 (the “6.7% notes”).  The 6.7% notes were privately placed to various institutional accredited investors.  The notes pay interest each month until the principal becomes due and payable. These notes can be redeemed after five years at par, in whole or in part, as determined by us.  On September 10, 2012 we repaid $25.0 million of the principal of these senior unsecured notes.

●
On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the “6.6% notes”).  The 6.6% notes were privately placed to various institutional accredited investors.  The notes pay interest each month until the principal becomes due and payable.  These notes can be redeemed after five years at par, in whole or in part, as determined by us.  On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

●
On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures on November 2015.  The repurchase agreement pays interest quarterly at 1.96%.  The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral such securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on our consolidated balance sheet.  At December 31, 2012 investment securities available for sale with fair value of $28.1 million (face value of $27.8 million) were pledged as collateral under this agreement.  The proceeds obtained from this agreement were used to repay $25.0 million of the 6.6% notes.

The 6.6% notes and the 6.7% notes contain certain non-financial covenants.  At December 31, 2012, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of December 31, 2012, this secured loan had an outstanding balance of $17.7 million and average annual interest rate of 1.44%.

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

As part of the acquisition transaction of the controlling stake in a health clinic, we assumed a term loan with balance of $13.5 million as of December 31, 2012.  The loan requires monthly payments of $0.1 million, including principal and interest, is due on December 23, 2014, with a final payment of $12.9 million and bears interest at an annual rate of 4.75%.

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Planned Capital Expenditures

In February 2012 the Company began a corporate project to implement a new Enterprise Resource Planning (ERP) system.  Total costs for the project are expected to amount approximately $13.0 million.  We expect to incur costs of approximately $6.0 million during 2013.  We estimate that approximately $3.9 million of the costs to be incurred in 2013 will be capitalized over the system’s useful life and the remaining amount will be expensed.  This amount is expected to be paid out of our operating cash flows.

Federal regulations require that we begin using a new set of standardized diagnostic codes, known as ICD-10, by October 2014, which will require a significant information technology investment.  In order to become ICD-10 compliant, we need to upgrade the version of TSS’s core business application that we previously implemented in the third quarter of 2012.  We expect to begin this upgrade during the second quarter of 2013 and have completed the migration of our membership on time to comply with the current ICD-10 deadline.  The estimated cost of the core business application upgrade and ICD-10 compliance efforts is approximately $6.0 million.

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

The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, and excludes an estimate of the future cash outflows related to the following liabilities:

●
Unearned premiums – This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow.  As of December 31, 2012, we had $95.9 million in unearned premiums.

●
Policyholder deposits – The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain.  There are currently no significant policyholder deposits in paying status.  As of December 31, 2012, our policyholder deposits had a carrying amount of $111.7 million.

●
Other long-term liabilities – Due to the indeterminate nature of their cash outflows, $136.3 million of other long-term liabilities are not reflected in the following table, including $82.0 million of liability for pension benefits, $32.9 million in deferred tax liabilities, and $21.4 million in liabilities to the Federal Employees’ Health Benefits Plan Program.

		Contractual obligations by year

(Dollar amounts in millions)	Total	2013	2014	2015	2016	2017	Thereafter

Short-term borrowings	$30.0	$30.0	$-	$-	$-	$-	$-
Long-term borrowings (1)	129.9	6.3	19.1	30.3	4.8	4.8	64.6
Operating leases	25.1	5.8	5.2	4.2	3.8	2.3	3.8
Purchase obligations (2)	167.0	144.1	13.2	8.8	0.3	0.3	0.3
Claim liabilities (3)	377.9	284.6	61.5	7.3	8.3	5.8	10.4
Estimated obligation for future policy benefits (4)	301.8	54.0	52.5	51.3	49.8	48.1	46.1
	$1,031.7	$524.8	$151.5	$101.9	$67.0	$61.3	$125.2

(1)
As of December 31, 2012, our long-term borrowings consist of our 6.6% senior unsecured notes payable, our 6.7% senior unsecured notes payable, a $25.0 million arrangement to sell securities under repurchase agreements which requires quarterly interest payments at 1.96%, and loans payable to a commercial bank.  Total contractual obligations for long-term borrowings include the current maturities of long term debt.  For the 6.6% and 6.7% senior unsecured notes and the arrangement to sell securities under repurchase agreements, scheduled interest payments were included in the total contractual obligations for long-term borrowings until the maturity dates of the notes in 2020, 2021, and 2015 respectively.  We may redeem the senior unsecured notes starting five years after issuance; however no redemption is considered in this schedule.  The interest payments related to our loan payable were estimated using the interest rate applicable as of December 31, 2012.  The actual amount of interest payments of the loan payable will differ from the amount included in this schedule due to the loan’s variable interest rate structure.  See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.

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

(3)
Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses.  This amount does not include an estimate of claims to be incurred subsequent to December 31, 2012.  The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future.  Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $39.1 million of reserves had been ceded at December 31, 2012.

(4)
Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events.  A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy.  We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns.  The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type.  All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2012 and are gross of any reinsurance recoverable.  The $301.8 million total estimated cash flows for all years in the table is different from the liability of future policy benefits of $276.6 million included in our audited consolidated financial statements principally due to the time value of money.  Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.

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

As of December 31, 2012, our insurance subsidiaries were in compliance with such minimum capital requirements.

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

Solvency Regulation

To monitor the solvency of the operations, the BCBSA requires us and TSS to comply with certain specified levels of RBC.  RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio).  The RBC ratio reflects the risk profile of insurance companies.  At December 31, 2012, both TSM and TSS estimated RBC ratio was above the minimum BCBSA RBC requirement of 200% and the 375% of RBC level required by the BCBSA to avoid monitoring.  Effective January 1, 2013 AH began offering BCBSA branded products, as a smaller controlled affiliate AH is in compliance with the minimum BCBSA requirement of 100% RBC.

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

Guarantee Associations

To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared to be insolvent.  These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged.  During the years ended December 31, 2012, 2011 and 2010, no assessment or payment was made in connection with insurance companies declared insolvent.  It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

Pursuant to the Puerto Rico Insurance Code, our property and casualty insurance subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED).  The syndicate was organized for the purpose of underwriting medical-hospital professional liability insurance.  As a member, the property and casualty insurance segment shares risks with other member companies and, accordingly, is contingently liable in the event the syndicate cannot meet their obligations.  During 2012, 2011 and 2010, no assessment or payment was made for this contingency.  It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

In addition, pursuant to Article 12 of Rule LXIX of the Insurance Code, our property and casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association).  The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998.  As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code.  During the years 2012, 2011 and 2010, the Association distributed the Company a dividend based on the good experience of the business amounting to $1.2 million in 2012 and $1.3 million in 2011 and 2010.

V. Critical Accounting Estimates

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

Claim Liabilities

Claim liabilities by segment as of December 31, 2012 were as follows:

(Dollar amounts in millions)

Managed care	$284.4
Property and casualty insurance	87.9
Life insurance	44.6
Consolidated	$416.9

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

We recognize claim liabilities as follows:

Managed Care Segment

At December 31, 2012, claim liabilities for the managed care segment amounted to $284.4 million and represented 68.2% of our total consolidated claim liabilities and 21.9% of our total consolidated liabilities.

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

Circumstances to be considered in developing our best estimate of reserves include changes in enrollment, utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, regulatory and legislative requirements, claim processing patterns, and claim submission patterns.  A comparison or prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination.  In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability.  Changes in such development are recorded as a change to current period benefit expense.  The re-estimates or recasts are done monthly for the previous four calendar quarters.  On average, about 91% of the claims are paid within three months after the last day of the month in which they were incurred and about 4% are within the next three months, for a total of 95% paid within six months after the last day of the month in which they were incurred.

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

As described above, completion factors and claims trend factors can have a significant impact on determination of our claim liabilities.  The following example provides the estimated impact on our December 31, 2012 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:

(Dollar amounts in millions)

Completion Factor 1		Claims Trend Factor 2
(Decrease) Increase		(Decrease) Increase
	In unpaid claim	In claims trend	In unpaid claim
In completion factor	liabilities	factor	liabilities

-0.6%	$10.5	0.75%	$10.8
-0.4%	$7.0	0.50%	$7.3
-0.2%	$3.5	0.25%	$3.6
0.2%	($3.5)	-0.25%	($3.6)
0.4%	($6.9)	-0.50%	($7.3)
0.6%	($10.4)	-0.75%	($10.8)

(1)	Assumes (decrease) increase in the completion factors for the most recent twelve months.

(2)	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.

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

(Dollar amounts in millions)	2011	2010	2009

Years ended December 31,
Total incurred claims:
As reported (1)	$1,612.1	$1,503.3	$1,512.1
On a retrospective basis	1,607.5	1,495.6	1,506.5
Variance	$4.6	$7.7	$5.6
Variance to total incurred claims as reported	0.3%	0.5%	0.4%

(1)	Includes total claims incurred less adjustments for prior year reserve development.

Management expects that substantially all of the development of the 2012 estimate of medical claims payable will be known during 2013 and that the variance of the total incurred claims on a retrospective basis when compared to reported incurred claims will be similar to the prior years.

In the event this segment experiences an unexpected increase in health care cost or utilization trends, we have the following options to cover claim payments:

●	Through the management of our cash flows and investment portfolio.

●
In the Commercial business we have the ability to increase the premium rates throughout the year in the monthly renewal process, when renegotiating the premiums for the following contract year of each group as they become due.  We consider the actual claims trend of each group when determining the premium rates for the following contract year.

●	We have available short-term borrowing facilities that from time to time address differences between cash receipts and disbursements.

For additional information on our credit facilities, see section “Financing and Financing Capacity” of this Item.

Life Insurance Segment

At December 31, 2012, claim liabilities for the life insurance segment amounted to $44.6 million and represented 10.7% of total consolidated claim liabilities and 3.4% of our total consolidated liabilities.

The claim liabilities related to the life insurance segment are based on methods and underlying assumptions in accordance with GAAP.  The estimate of claim liabilities for this segment is based on the amount of benefits contractually determined for reported claims, and on estimates based on past experience modified for current trends, for unreported claims.  This estimate relies on observations of ultimate loss experience for similar historical events.

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

Property and Casualty Insurance Segment

At December 31, 2012, claim liabilities for the property and casualty insurance segment amounted to $87.9 million and represented 21.1% of the total consolidated claim liabilities and 6.8% of our total consolidated liabilities.

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

At December 31, 2012, the actuarial reserve range determined by the actuaries was from $87 million to $97 million.  Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves.  Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business.  In general, changes are made more quickly to more mature accident years and less volatile lines of business.  Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.8 million.

Liability for Future Policy Benefits

Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events.  We compute the amounts for actuarial liabilities in conformity with GAAP.

Liabilities for future policy benefits for whole life and term insurance products and active life reserves for accident and health products are computed by the net level premium method, using interest assumptions ranging from 4.90% to 5.75% and withdrawal, mortality, morbidity and maintenance expense assumptions appropriate at the time the policies were issued (or when a block of business was purchased, as applicable).  Accident and health unpaid claim reserves are stated at amounts determined by estimates on individual claims and estimates of unreported claims based on past experience.  Liabilities for universal life policies are stated at policyholder account values before surrender charges.  Deferred annuity reserves are carried at the account value.

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

The costs of acquiring new life business, principally commissions, and certain variable underwriting, agency and policy issue expenses of our life insurance segment, have been deferred.  These costs, including value of business acquired (“VOBA”) recorded upon our acquisition of GA Life (now TSV), are amortized to income over the premium-paying period of the related whole life and term insurance policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of universal life policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits.  The expected premiums revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining the liability for future policy benefits.  For universal life and deferred annuity policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs.  The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.

The schedules of amortization of life insurance deferred policy acquisition costs (“DPAC”) and VOBA are based upon actuarial assumptions regarding future events that are uncertain.  For all products, other than universal life and deferred annuities, the most significant of these assumptions is the level of contract persistency and investment yield rates.  For these products the basis for the amortization of DPAC and VOBA is established at the issue of each contract and would only change if our segment’s experience deteriorates to the point that the level of the liability is not adequate.  We do not currently expect that level of deterioration to occur.  For the universal life and deferred annuity products, amortization schedules are based upon the level of historic and anticipated gross profit margins, from the date of each contract’s issued (or purchase, in the case of VOBA).  These schedules are based upon several actuarial assumptions that are uncertain, are reviewed annually and are modified if necessary.  The most significant of these assumptions are anticipated universal life claims, investment yield rates and contract persistency.  Based upon the most recent actuarial reviews of all of the assumptions, we do not currently anticipate material changes to the level of these amortization schedules.

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

During the year ended December 31, 2012, there were no realized losses associated with other-than-temporary impairments, as compared to the $0.3 million and $3.0 million recognized in 2011 and 2010, respectively, on fixed income, equity securities and perpetual preferred stocks classified as available for sale.  As of December 31, 2012, the investment in securities of $1.3 billion is classified as either available-for-sale or held-to-maturity and consists of high-quality investments.  Of this amount, $934.9 million, or 73.4%, are securities in obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of the Commonwealth of Puerto Rico, municipal securities, obligations of U.S. states and its political subdivisions, mortgage backed and collateralized mortgage obligations that are U.S. agency-backed.  The remaining $339.6 million, or 26.6%, are corporate fixed income securities, equity securities and mutual funds.  The gross unrealized gains and losses as of December 31, 2012 of the available-for-sale and held-to-maturity portfolios amounted to $121.3 million and $0.4 million, respectively.

The impairment analysis as of December 31, 2012 indicated that none of the securities whose carrying amount exceeded its estimated fair value was considered other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuer, movement of interest rates, specific situations within corporations, among others.  Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment.  This could result in realized losses related to other-than-temporary declines being charged against future income.

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

A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011 is included in note 3 to the audited consolidated financial statements.

Allowance for Doubtful Receivables

We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables.  The allowance for doubtful receivables amounted to $24.4 million and $23.9 million as of December 31, 2012 and 2011, respectively.  The amount of the allowance is based on the age of unpaid accounts, information about the customer’s creditworthiness and other relevant information.  The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known.  In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts.  These percentages are based on our collection experience and are periodically evaluated.  A significant change in the level of uncollectible accounts would have a material effect on our results of operations.

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

Goodwill and Other Intangible Assets

Our consolidated goodwill and other intangible assets at December 31, 2012 were $27.8 million and $22.9 million, respectively.  At December 31, 2011 the consolidated goodwill and other intangible assets were $25.4 million and $33.3 million, respectively. The goodwill and other intangible assets balance for both years were primarily related to AH. At December 31, 2012 the AH goodwill and other intangible assets were $25.0 millin and $18.9 million, respectively. At December 31, 2011 the AH goodwill and other intangible assets were $25.0 million and $26.0 million, respectively.

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

As required by FASB guidance, we completed our annual impairment tests of existing goodwill during the fourth quarter of 2012 and 2011.  These tests involve the use of estimates related to the fair value of the reporting unit and require a significant degree of management judgment and the use of subjective assumptions.  Certain interim impairment tests are also performed when potential impairment indicators exist or other changes in our business occur.  The result of the impairment test performed in 2012 indicated that the fair value of the goodwill reporting unit exceeded its carrying value by approximately 6%.

Fair value is estimated using the income and market approaches for our goodwill reporting units.  Use of the income and market approaches for our goodwill impairment test reflects our view that both valuation methodologies provide a reasonable estimate of fair value.

The income approach is developed using assumptions about future premiums, expected claims, MLR, operating expenses and net income derived from our internal planning process and historical trends.  These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted average cost of capital.  Market valuations are based on observed multiples of certain measures including membership, revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) and include market comparisons to publicly traded companies in our industry.  It assumes the effective implementation of measures to contain the utilization and cost trends.  Events or changes in circumstances, including a decrease in membership, an increase in MLR and/or operating expenses, could result in goodwill impairment.

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

VI. Recently Issued Accounting Standards

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

In August 27, 2012 and October 1, 2012, the FASB issued guidance to make generally non-substantive technical corrections to certain codification topics, remove inconsistencies and outdated provisions, clarify the FASB’s intent and amend or delete various Securities and Exchange Commission (“SEC”) paragraphs.  In particular, the updates consist of:

●	Technical corrections and amendments as part of the FASB’s standing agenda to review and improve the Accounting Standards Codification,

●	Conforming amendments related to fair value measurements, in accordance with Topic 820,

●
Reflect the issuance of the SEC’s Staff Accounting Bulletin No. 114, Revisions and Rescissions of Portions of the Interpretative Guidance Included in the Codification of Staff Accounting Bulletins, and

●	Reflect the issuance of the SEC Final Rulemaking Release No. 33-9250, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification.

This guidance is effective for fiscal periods beginning after December 15, 2012.  The adoption of this guidance is not expected to have an impact on the Corporation’s financial position or results of operations.

In February 5, 2013 the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.  In particular, the guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  This guidance applies to all entities that issue financial statements that are presented in conformity with GAAP and that report items of other comprehensive income.  The guidance is effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this guidance is not expected to have an impact on our financial position or results of operations.

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

Our investment portfolio consists mainly of investment grade fixed income and a smaller portion is held in equity securities. The investment portfolio is conservative, diversified across and within asset classes, and has the following objectives, in order of importance: capital preservation, liquidity, income generation and capital appreciation. The interest rate risk of both our investments and liabilities and regularly evaluated.

The investment portfolio is centrally managed by investment professionals and decisions are taken based on the guidelines and limitations described in the Statement of Investment Policy and Guidelines (SIPG) and the Puerto Rico Insurance Code. The SIPG is established by the Investment and Financing Committee of the Board of Directors (the “Investment and Financing Committee”). The Investment and Financing Committee establishes guidelines to ensure the SIPG is adhered to and any exception must be reported to the Investment and Financing Committee.

Our investment portfolio is predominantly comprised of obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of state and political subdivisions, obligations of the Commonwealth of Puerto Rico, municipal securities and obligations of U.S. states and its political subdivisions and obligations from U.S. and Puerto Rican government instrumentalities.  These investments comprised approximately 73.3% of the total portfolio value as of December 31, 2012, of which 18.5% consisted of U. S. agency-backed mortgage backed securities and collateralized mortgage obligations.  The remaining balance of the investment portfolio consists of mutual funds and investments in corporate bonds.

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

Risk Measurement

Our available-for-sale and held-to-maturity securities are a source of market risk.  As of December 31, 2012 approximately 83.5% and 100.0% of our investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed income securities.  The remaining balance of the available-for-sale portfolio is comprised of equity securities.  Available-for-sale securities are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized.  Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.  The fair value of the investments in our available-for-sale and held-to-maturity portfolios is exposed to both interest rate risk and equity price risk.

Interest Rate Risk

We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies.  From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200 and 300 basis point rate shifts.  Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths.  Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc.  Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available.  The following table sets forth the result of this analysis for the years ended December 31, 2012 and 2011.

(Dollar amounts in millions)
	Expected	Amount of	%
Change in Interest Rates	Fair Value	Decrease	Change

December 31, 2012:
Base Scenario	$1,065.1
+100bp	1,007.4	(57.7)	(5.4)%
+200bp	954.2	(110.9)	(10.4)%
+300bp	901.3	(163.8)	(15.4)%
December 31, 2011:
Base Scenario	$1,004.0
+100bp	950.4	(53.6)	(5.3)%
+200bp	897.7	(106.3)	(10.6)%
+300bp	844.5	(159.5)	(15.9)%

We believe that an interest rate shift in a 12-month period of 100 basis points represents a moderately adverse outcome, while a 200 basis point shift is significantly adverse and a 300 basis point shift is unlikely given historical precedents.  Although we classify 99.5% of our fixed income securities as available-for-sale, our cash flows and the intermediate duration of our investment portfolio should allow us to hold securities until maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.

Equity Price Risk

Our equity securities in the available-for-sale portfolio are comprised of mutual funds whose underlying assets are comprised of domestic equity securities, international equity securities and higher risk fixed income instruments. The fixed income mutual funds invest in loan participations, high yield debt and emerging market debt  The fixed income funds invest primarily in debt securities issued or guaranteed by corporations, financial institutions and governmental entities that are either unrated or have non-investment grade ratings from either Standard & Poor’s or Moody’s.

Our investments in mutual funds exposes us to equity price risk and, because of the underlying assets included in these mutual funds, result in an indirect exposure to credit risk.  We manage this indirect exposure to credit risk by closely monitoring the performance of these mutual funds.

Assuming an immediate decrease of 10% in the market value of our equity securities as of December 31, 2012 and 2011, the hypothetical loss in the fair value of these investments would have been approximately $21.0 million and $14.4 million, respectively.

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

Item 8.   Financial Statements and Supplementary Data

Financial Statements

For our audited consolidated financial statements as of December 31, 2012 and 2011 and for each of the three years ended December 31, 2012 see Index to financial statements in “Item 15.   Exhibits and Financial Statements Schedules” to this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	2012
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$547,304	$582,246	$565,607	$558,197	$2,253,354
Administrative service fees	27,524	27,768	27,181	27,637	110,110
Net investment income	11,192	11,562	11,595	12,441	46,790
Other operating revenues	1,047	1,105	1,206	998	4,356
Total operating revenues	587,067	622,681	605,589	599,273	2,414,610
Net realized investment gains	1,678	458	21	3,040	5,197
Other (loss) income, net	1,070	(154)	598	682	2,196
Total revenues	589,815	622,985	606,208	602,995	2,422,003
Benefits and expenses
Claims incurred	475,644	496,249	485,495	462,471	1,919,859
Operating expenses	102,506	102,268	104,604	115,795	425,173
Total operating costs	578,150	598,517	590,099	578,266	2,345,032
Interest expense	2,558	2,667	2,956	2,418	10,599
Total benefits and expenses	580,708	601,184	593,055	580,684	2,355,631
Income before taxes	9,107	21,801	13,153	22,311	66,372
Income tax expense (benefit)
Current	3,028	3,744	1,344	5,278	13,394
Deferred	(1,421)	1,041	126	(668)	(922)
Total income taxes	1,607	4,785	1,470	4,610	12,472
Net income	7,500	17,016	11,683	17,701	53,900
Less: Net loss attributable to	14	19	32	67	132
non-controlling interest	$7,514	$17,035	$11,715	$17,768	$54,032
Basic net income per share	$0.27	$0.60	$0.41	$0.63	$1.91
Diluted net income per share	$0.26	$0.60	$0.41	$0.63	$1.90

	2011
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$485,271	$509,843	$525,371	$533,983	$2,054,468
Administrative service fees	6,595	6,962	5,210	19,692	38,459
Net investment income	11,798	12,654	12,061	11,713	48,226
Total operating revenues	503,664	529,459	542,642	565,388	2,141,153
Net realized investment gains	5,893	6,995	5,569	140	18,597
Net unrealized investment losseson trading securities	(1,141)	(119)	(6,007)	-	(7,267)
Other (loss) income, net	14	466	(169)	405	716
Total revenues	508,430	536,801	542,035	565,933	2,153,199
Benefits and expenses
Claims incurred	402,573	427,941	442,399	443,341	1,716,254
Operating expenses	82,711	85,882	83,623	95,374	347,590
Total operating costs	485,284	513,823	526,022	538,715	2,063,844
Interest expense	3,127	2,957	2,499	2,272	10,855
Total benefits and expenses	488,411	516,780	528,521	540,987	2,074,699
Income before taxes	20,019	20,021	13,514	24,946	78,500
Income tax expense (benefit)
Current	(153)	2,147	1,161	3,439	6,594
Deferred	9,802	788	740	2,540	13,870
Total income taxes	9,649	2,935	1,901	5,979	20,464
Net income	$10,370	$17,086	$11,613	$18,967	$58,036
Basic net income per share	$0.36	$0.59	$0.40	$0.67	$2.02
Diluted net income per share	$0.36	$0.59	$0.40	$0.67	$2.01

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

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, management, under the supervision and with the participation of the chief executive officer and the chief financial officer, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” as of the end of this period (as such term is defined under Exchange Act Rule 13a-15(e)) of the Corporation and its subsidiaries, except for the health clinic company in which we acquired a controlling interest in January 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2012, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of “internal control over financial reporting,” as defined under Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the Company’s chief executive officer and chief financial officer, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”), and includes those policies and procedures that:

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

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.

Management has excluded from its assessment of internal control over financial reporting as of December 31, 2012 a Puerto Rico health clinic because it was acquired by the Company in a purchase business combination during 2012. This health clinic is a majority owned subsidiary whose total assets and total revenues represent 0.9% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 15.   Exhibits and Financial Statements Schedules

Financial Statements and Schedules

Financial Statements	Description
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2012 and 2011
F-3	Consolidated Statements of Earnings for the years ended December 31, 2012, 2011 and 2010
F-4	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
F-5	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
F-7	Notes to Consolidated Financial Statements – December 31, 2012, 2011 and 2010

Financial Statements Schedules	Description
S-1	Schedule II – Condensed Financial Information of the Registrant
S-2	Schedule III – Supplementary Insurance Information
S-3	Schedule IV – Reinsurance
S-4	Schedule V – Valuation and Qualifying Accounts

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

10.20	Employment Contract between Ramón M. Ruiz Comas and TSM (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K filed on November 5, 2012 (File No. 001-33865)).

11.1
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.

Exhibits	Description

21	List of Subsidiaries of TSM (incorporated herein by reference to Exhibit 21 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-33865)).

23.1*	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.

99.1	Incentive Compensation Recoupment Policy.

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

Triple-S Management Corporation
Registrant

By:	/s/ Ramón M. Ruiz-Comas	Date:	March 14, 2013
Ramón M. Ruiz-Comas
President and Chief Executive Officer

By:	/s/ Amílcar Jordán-Pérez	Date:	March 14, 2013
Amílcar Jordán-Pérez
Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez	Date:	March 14, 2013
Luis A. Clavell-Rodríguez
Director and Chairman of the Board

By:	/s/ Adamina Soto-Martínez	Date:	March 14, 2013
Adamina Soto-Martínez
Director and Vice-Chairman of the Board

By:	/s/ Jesús R. Sánchez-Colón	Date:	March 14, 2013
Jesús R. Sánchez-Colón
Director and Assistant Secretary of the Board

By:	/s/ Carmen Ana Culpeper-Ramírez	Date:	March 14, 2013
Carmen Ana Culpeper-Ramírez
Director

By:	/s/ Jorge L. Fuentes-Benejam	Date:	March 14, 2013
Jorge L. Fuentes-Benejam
Director

By:	/s/ Antonio F. Faría-Soto	Date:	March 14, 2013
Antonio F. Faría-Soto
Director

By:	/s/ Manuel Figueroa-Collazo	Date:	March 14, 2013
Manuel Figueroa-Collazo
Director

By:	/s/ Cari M. Domínguez	Date:	March 14, 2013
Cari M. Domínguez
Director

By:	/s/ Juan E. Rodríguez-Díaz	Date:	March 14, 2013
Juan E. Rodríguez-Díaz
Director

By:	/s/ Francisco J. Toñarely-Barreto	Date:	March 14, 2013
Francisco J. Toñarely-Barreto
Director

Triple-S Management Corporation
Consolidated Financial Statements
December 31, 2012, 2011, and 2010

Page(s)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triple-S Management Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of Triple-S Management Corporation and its subsidiaries (the Company) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP, 254 Muñoz Rivera, Oriental Center, Suite 900, San Juan, PR 00918
T:(787) 754 9090,  F:(787) 766 1094, www.pwc.com/us

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded from its assessment of internal control over financial reporting as of December 31, 2012 a Puerto Rico health clinic because it was acquired by the Company in a purchase business combination during 2012.  We have also excluded this health clinic from our audit of internal control over financial reporting. This health clinic is a majority owned subsidiary whose total assets and total revenues represent 0.9% and 0.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/ PricewaterhouseCoopers LLP

San Juan, Puerto Rico
March 12, 2013

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. 216 Expires Dec. 1, 2013
Stamp E48074 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

Triple-S Management Corporation
Consolidated Balance Sheets
December 31, 2012 and 2011
(dollar amounts in thousands, except per share data)

Assets	2012	2011
Investments and cash
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $963,463 in 2012 and $913,555 in 2011)	$1,059,761	$988,894
Equity securities (cost of $185,514 in 2012 and $138,167 in 2011)	209,722	144,408
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $5,377 in 2012 and $14,252 in 2011)	5,000	13,684
Policy loans	6,161	6,307
Cash and cash equivalents	89,564	71,834
Total investments and cash	1,370,208	1,225,127
Premium and other receivables, net	292,197	287,184
Deferred policy acquisition costs and value of business acquired	168,657	155,788
Property and equipment, net	92,423	81,872
Deferred tax asset	33,548	28,707
Goodwill	27,766	25,397
Other assets	74,545	76,502
Total assets	$2,059,344	$1,880,577
Liabilities and Stockholders’ Equity
Claim liabilities	416,918	391,259
Liability for future policy benefits	276,570	254,194
Unearned premiums	95,860	94,772
Policyholder deposits	111,692	76,753
Liability to Federal Employees’ Health Benefits Program	21,353	19,051
Accounts payable and accrued liabilities	128,580	151,052
Deferred tax liability	32,934	24,603
Short term borrowings	30,000	-
Long term borrowings	101,271	114,387
Liability for pension benefits	82,019	77,547
Total liabilities	1,297,197	1,203,618

Commitments and contingencies

Stockholders’ equity
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at December 31, 2012 and 2011	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 19,321,944 and 19,321,524 shares at December 31, 2012 and 2011, respectively	19,322	19,322
Additional paid-in capital	144,677	144,302
Retained earnings	539,761	485,729
Accumulated other comprehensive income, net	49,104	18,563
Total Triple-S Management Corporation stockholders' equity	761,907	676,959
Non-controlling interest in consolidated subsididary	240	-
Total stockholders' equity	762,147	676,959
Total liabilities and stockholders’ equity	$2,059,344	$1,880,577

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2012	2011	2010
Revenues:
Premiums earned, net	$2,253,354	$2,054,468	$1,901,100
Administrative service fees	110,110	38,459	39,546
Net investment income	46,790	48,226	49,145
Other operating revenues	4,356	-	-
Total operating revenues	2,414,610	2,141,153	1,989,791
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	(257)	(2,997)
Net realized gains, excluding other-than-temporary impairment losses on securities	5,197	18,854	5,529
Total net realized investment gains	5,197	18,597	2,532
Net unrealized investment gains (losses) on trading securities	-	(7,267)	5,433
Other income, net	2,196	716	889
Total revenues	2,422,003	2,153,199	1,998,645
Benefits and expenses:
Claims incurred	1,919,859	1,716,254	1,596,789
Operating expenses	425,173	347,590	304,995
Total operating costs	2,345,032	2,063,844	1,901,784
Interest expense	10,599	10,855	12,658
Total benefits and expenses	2,355,631	2,074,699	1,914,442
Income before taxes	66,372	78,500	84,203
Income tax expense (benefit):
Current	13,394	6,594	14,348
Deferred	(922)	13,870	3,054
Total income taxes	12,472	20,464	17,402
Net income	53,900	58,036	66,801
Less: Net loss attributable to non-controlling interest	132	-	-

Net income attributable to Triple-S Management Corporation	$54,032	$58,036	$66,801
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$1.91	$2.02	$2.30
Diluted net income per share	$1.90	$2.01	$2.28

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2012	2011	2010
Net income	$53,900	$58,036	$66,801
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	34,378	35,394	23,602
Defined benefit pension plan:
Actuarial loss, net	(3,531)	(21,991)	(6,297)
Prior service credit, net	(306)	(304)	(265)
Total other comprehensive income, net of tax	30,541	13,099	17,040
Comprehensive income	84,441	71,135	83,841
Comprehensive loss attributable to non-controlling interest	132	-	-
Comprehensive income attributable to Triple-S Management Corporation	$84,573	$71,135	$83,841

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

						Triple-S
					Accumulated	Management	Non-controlling
	Class A	Class B	Additional		Other	Corporation	Interest in	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’	Consolidated	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Subsidiary	Equity

Balance, December 31, 2009	$9,043	$20,110	$159,303	$360,892	$(11,576)	$537,772	$-	$537,772
Share-based compensation	-	-	1,878	-	-	1,878	-	1,878
Grant of restricted Class B common stock	-	16	-	-	-	16	-	16
Repurchase and retirement of common stock	-	(353)	(5,882)	-	-	(6,235)	-	(6,235)
Net change in comprehensive income	-	-	-	66,801	17,040	83,841	-	83,841
Balance, December 31, 2010	9,043	19,773	155,299	427,693	5,464	617,272	-	617,272
Share-based compensation	-	173	1,899	-	-	2,072	-	2,072
Cash settlement of options under share-based compensation plan	-	-	(2,420)	-	-	(2,420)	-	(2,420)
Stock issued upon exercise of stock options	-	88	1,191			1,279	-	1,279
Repurchase and retirement of common stock	-	(712)	(11,667)	-	-	(12,379)	-	(12,379)
Net change in comprehensive income	-	-	-	58,036	13,099	71,135	-	71,135
Balance, December 31, 2011	9,043	19,322	144,302	485,729	18,563	676,959	-	676,959
Non-controlling interest related to acquisition of consolidated subsidiary	-	-	-	-	-	-	372	372
Share-based compensation	-	71	2,555	-	-	2,626	-	2,626
Stock issued upon exercise of stock options	-	207	2,794	-	-	3,001	-	3,001
Repurchase and retirement of common stock	-	(278)	(4,974)	-	-	(5,252)	-	(5,252)
Net change in comprehensive income (loss)	-	-	-	54,032	30,541	84,573	(132)	84,441
Balance, December 31, 2012	$9,043	$19,322	$144,677	$539,761	$49,104	$761,907	$240	$762,147

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2012	2011	2010
Cash flows from operating activities
Net income	$53,900	$58,036	$66,801
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,242	22,229	15,500
Net amortization of investments	6,425	3,912	4,511
Provision (reversal of provision) for doubtful receivables	563	7,837	(5,200)
Deferred tax expense (benefit)	(922)	13,870	3,054
Net realized investment gains	(5,197)	(18,597)	(2,532)
Net unrealized (gains) losses on trading securities	-	7,267	(5,433)
Share-based compensation	2,626	2,072	1,894
Proceeds from trading securities sold
Equity securities	-	53,066	4,871
Acquisition of securities in trading portfolio
Equity securities	-	(2,764)	(6,506)
Gain (loss) on sale of property and equipment	17	(13)	6
(Increase) decrease in assets
Premium and other receivables, net	(4,410)	54,622	(47,648)
Deferred policy acquisition costs and value of business acquired	(12,869)	(9,702)	(6,169)
Deferred taxes	(967)	71	6,658
Other assets	(1,617)	(18,245)	5,223
Increase (decrease) in liabilities
Claim liabilities	25,659	(11,998)	(236)
Liability for future policy benefits	22,376	17,671	13,904
Unearned premiums	1,088	(4,288)	(10,001)
Policyholder deposits	2,289	1,554	733
Liability to FEHBP	2,302	4,033	2,016
Accounts payable and accrued liabilities	(5,785)	(18,106)	(3,790)
Net cash provided by operating activities	109,720	162,527	37,656

Triple-S Management Corporation
Consolidated Statements of Cash Flows
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2012	2011	2010
Cash flows from investing activities
Proceeds from investments sold or matured
Securities available for sale
Fixed maturities sold	$116,718	$240,034	$121,968
Fixed maturities matured	141,266	104,728	175,483
Equity securities sold	53,120	38,022	41,802
Securities held to maturity
Fixed maturities matured	11,635	1,941	2,587
Acquisition of investments
Securities available for sale
Fixed maturities	(313,188)	(265,356)	(337,569)
Equity securities	(98,095)	(129,328)	(21,957)
Securities held to maturity
Fixed maturities	(2,494)	(755)	(1,050)
Other investments	(206)	(2,500)	(5,000)
Net repayment (disbursements) for policy loans	146	(420)	53
Acquisition of business, net of cash acquired of $816 and $30,070 in the year ended December 31, 2012 and 2011, respectively	(2,685)	(54,680)	-
Net capital expenditures	(12,078)	(16,337)	(19,222)
Net cash used in investing activities	(105,861)	(84,651)	(42,905)
Cash flows from financing activities
Repurchase and retirement of common stock	(2,299)	(11,289)	(6,235)
Cash settlement of stock options	-	(2,420)	-
Proceeds from exercise of stock options	316	189	-
Change in outstanding checks in excess of bank balances	(19,841)	4,409	281
Repayments of long-term borrowings	(26,955)	(51,640)	(26,367)
Net change in short-term borrowings	30,000	(15,575)	15,575
Proceeds from long-term borrowings	-	-	25,000
Proceeds from annuity contracts	39,709	31,809	10,691
Surrenders of annuity contracts	(7,059)	(6,546)	(9,051)
Net cash provided by (used in) financing activities	13,871	(51,063)	9,894
Net increase in cash and cash equivalents	17,730	26,813	4,645
Cash and cash equivalents
Beginning of year	71,834	45,021	40,376
End of year	$89,564	$71,834	$45,021

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

1.	Nature of Business

Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries that are subject directly or indirectly to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance) and the Division of Banking and Insurance of the Office of the Lieutenant Governor of the U.S. Virgin Islands (USVI Division of Banking and Insurance): (1) Triple-S Salud, Inc. (TSS) and Socios Mayores en Salud Holdings, Inc. (from now on referred as American Health or AH), managed care organizations that provide health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations; (2) Triple-S Vida, Inc. (TSV), which is engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (3)  Triple-S Propiedad, Inc. (TSP), which is engaged in the underwriting of property and casualty insurance policies.  The Company and TSS are members of the Blue Cross and Blue Shield Association (BCBSA).

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

In January 2012, we acquired a controlling interest in a health clinic in Puerto Rico, which we expect to provide additional opportunities to our Managed Care segment.

Through our subsidiary TSS, we provide services to participants of the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid).  The contract with the Commonwealth of Puerto Rico (the government of Puerto Rico) that allowed us to provide services to participants on a fully-insured basis, expired by its own terms on September 30, 2010, thus we ceased providing services to these enrollees effective October 1st, 2010.  On October 17, 2011, TSS entered into a new contract with the government of Puerto Rico, effective November 1st, 2011, to administer the provision of the physical health component of the miSalud program in designated service regions in Puerto Rico.  In accordance with the terms of the new contract with the government of Puerto Rico, TSS receives a monthly per-member, per-month administrative fee for its services and does not bear the insurance risk of the program.

The Company also has two other wholly owned subsidiaries, Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TC).  ISI is mainly engaged in providing data processing services to the Company and its subsidiaries.  TC was engaged as a third-party administrator for TSS in the administration of the Medicaid business.

A substantial majority of the Company’s business activity is within Puerto Rico, and as such, the Company is subject to the risks associated with the Puerto Rico economy.

2.	Significant Accounting Policies

The following are the significant accounting policies followed by the Company and its subsidiaries:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

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

Reclassifications
Certain amounts in the 2011 consolidated financial statements were reclassified to conform to the 2012 presentation.

Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  Cash equivalents of $23,311 and $13,003 at December 31, 2012 and 2011, respectively, consist principally of obligations of government-sponsored enterprises and certificates of deposit with an initial term of less than three months.

Investments
Investment in securities at December 31, 2012 and 2011 consists mainly of obligations of government-sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, obligations of states of the United States and political subdivisions of the states, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and equity securities.  The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Securities classified as held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity.  All other securities not included in trading or held to maturity are classified as available for sale.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
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

Premiums for the Medicare Advantage (MA) business are based on a bid contract with the Centers for Medicare and Medicaid Services (CMS) and billed in advance of the coverage period.  MA contracts provide for a risk factor to adjust premiums paid for members that represent a higher or lower risk to the Company.  Retroactive rate adjustments are made periodically based on the aggregate health status and risk scores of the Company’s MA membership.  These risk adjustments are evaluated quarterly, based on actuarial estimates.  Actual results could differ from these estimates.  As additional information becomes available, the recorded estimate is revised and reflected in operating results.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

Administrative service fees include revenue from certain groups which has managed care contracts that provide for the group to be at risk for all or a portion of their claims experience.  Administrative service fees include revenue from certain groups which contracts provide for the group to be at risk for all or a portion of their managed care claims experience.  For these groups, the Company is not at risk and only handles the administration of managed care coverage for an administrative service fee.  The Company pays claims under commercial self-funded arrangements from its own funds, and subsequently receives reimbursement from these groups.  The claims related to the administration of the Medicaid business are paid from a bank account owned and funded by the government of Puerto Rico.  Claims paid under self-funded arrangements are excluded from the claims incurred in the accompanying consolidated financial statements.  Administrative service fees under the self-funded arrangements are recognized based on the group’s membership or incurred claims for the period multiplied by an administrative fee rate plus other fees.  In addition, some of these self-funded groups purchase aggregate and/or specific stop-loss coverage.  In exchange for a premium, the group’s aggregate liability or the group’s liability on any one episode of care is capped for the year.  Premiums for the stop-loss coverage are actuarially determined based on experience and other factors and are recorded as earned over the period of the contract in proportion to the coverage provided.  This fully insured portion of premiums is included within the premiums earned, net in the accompanying consolidated statements of earnings.  The Medicaid contract with the Government of Puerto Rico that expired in 2010 contained a savings-sharing provision whereby the Government of Puerto Rico shared with TSS a portion of the medical cost savings obtained with the administration of the region served on an administrative service basis.  The Medicaid contract that became effective in 2011 contains similar savings-sharing provisions.  Any savings-sharing amount is recorded when earned as administrative service fees in the accompanying consolidated statements of earnings.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

Deferred Policy Acquisition Costs and Value of Business Acquired
Certain direct costs for acquiring life and accident and health, and property and casualty insurance business are deferred by the Company.  Substantially all acquisition costs related to the managed care business are expensed as incurred.

In the life and accident and health business deferred acquisition costs consist of commissions and certain expenses related to the production of life, annuity, accident and health, and credit business.  In the event that future premiums, in combination with policyholder reserves and anticipated investment income, could not provide for all future maintenance and settlement expenses, the amount of deferred policy acquisition costs would be reduced to provide for such amount.  The related amortization is provided over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies.  Interest is considered in the amortization of deferred policy acquisition cost and value of business acquired.  For these contracts interest is considered at a level rate at the time of issue of each contract, 4.90% for 2012, 5.4% to 5.65% for 2011 and 5.4% for 2010, and, in the case of the value of business acquired, at the time of any acquisition.  For certain other long-duration contracts, deferred amounts are amortized at historical and forecasted credited interest rates.  Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits.  The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated net realizable value.  In determining estimated net realizable value, the computations give effect to the premiums to be earned, related investment income, losses and loss-adjustment expenses, and certain other costs expected to be incurred as the premium is earned.  Costs deferred on universal life and interest sensitive products are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, expenses and surrender charges.  Estimates used are based on the Company’s experience as adjusted to provide for possible adverse deviations.  These estimates are periodically reviewed and compared with actual experience.  When it is determined that future expected experience differs significantly from that assumed, the estimates are revised for current and future issues.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

Estimated
Asset Category	Useful Life

Buildings	20 to 50 years
Building improvements	3 to 5 years
Leasehold improvements	Shorter of estimated useful
life or lease term
Office furniture	5 years
Computer software	3 to 10 years
Computer equipment, equipment,
and automobiles	3 years

Software Development Costs
Costs related to software developed or obtained for internal use that is incurred in the preliminary project stage are expensed as incurred.  Once capitalization criteria are met, directly attributable development costs are capitalized and amortized over the expected useful life of the software.  Upgrade and maintenance costs are expensed as incurred.  During the year ended December 31, 2012 and 2011 the Company capitalized approximately $2,184 and $7,633 associated with the implementation of new software.

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

The 2012 annual goodwill impairment test was performed and based on the results of the test no impairment was recorded.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

Claim Liabilities
Claim liabilities for managed care policies represent the estimated amounts to be paid to providers based on experience and accumulated statistical data.  Loss-adjustment expenses related to such claims are currently accrued based on estimated future expenses necessary to process such claims.

The Company contracts with various independent practice associations (IPAs) for certain medical care services provided to some policies subscribers.  The IPAs are compensated on a capitation basis.  In the Medicaid business and certain MA policies, a portion of the capitation payments is retained to provide for incurred but not reported losses.  At December 31, 2012 and 2011, total withholdings and capitation payable amounted to $32,900 and $21,595, respectively, which are recorded as part of the claim liabilities in the accompanying consolidated balance sheets.

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

Future Policy Benefits
The liability for future policy benefits has been computed using the level-premium method based on estimated future investment yield, mortality, morbidity and withdrawal experience.  The interest rate assumption ranges between 4.90% and 5.75% for all years in issue.  Mortality has been calculated principally on select and ultimate tables in common usage in the industry.  Withdrawals have been estimated principally based on industry tables, modified by Company’s experience.

Policyholder Deposits
Amounts received for annuity contracts are considered deposits and recorded as a liability along with the accrued interest and reduced for charges and withdrawals.  Interest incurred on such deposits, which amounted to $2,894, $2,003, and $1,688, during the years ended December 31, 2012, 2011, and 2010, respectively, is recorded as interest expense in the accompanying consolidated statements of earnings.

Reinsurance
In the normal course of business, the insurance-related subsidiaries seek to limit their exposure that may arise from catastrophes or other events that cause unfavorable underwriting results by reinsuring certain levels of risk in various areas of exposure with other insurance enterprises or reinsurers.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

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

Income Taxes
Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of earnings in the period that includes the enactment date.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount, that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

The Company records any interest and penalties related to unrecognized tax benefits within the operating expenses in the consolidated statement of earnings.

The holding company within the AH group of companies is a U.S.-based company that has not recorded a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in Puerto Rico corporations.  AH has not recorded a deferred tax liability to the extent that the basis difference results from outside basis difference created as a result of the business combination and earnings that meet the indefinite reversal criteria. The indefinite reversal criteria is met if the Puerto Rico subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings intended to be maintained in Puerto Rico corporations takes into account several items including, but not limited to, actual results of operations, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans as well as expected cash requirements in the U.S. or in other Puerto Rico subsidiaries from the U.S.-based company.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

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

Recently Issued Accounting Standards

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

In May 2011, the FASB issued guidance that changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements that result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”). For many of the requirements, FASB does not intend the amendments in this guidance to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Corporation adopted this guidance in January 1, 2012, with no significant impact on our financial position or results of operations as a result of the adoption.  However, we have added disclosure requirements related to fair value measurements in Note 9, "Fair Value Measurements".

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

In August 27, 2012 and October 1, 2012, the FASB issued guidance to make generally non-substantive technical corrections to certain codification topics, remove inconsistencies and outdated provisions, clarify the FASB’s intent and amend or delete various Securities and Exchange Commission (“SEC”) paragraphs.  In particular, the updates consist of:

●	Technical corrections and amendments as part of the FASB’s standing agenda to review and improve the Accounting Standards Codification,
●	Conforming amendments related to fair value measurements, in accordance with Topic 820,
●
Reflect the issuance of the SEC’s Staff Accounting Bulletin No. 114, Revisions and Rescissions of Portions of the Interpretative Guidance Included in the Codification of Staff Accounting Bulletins, and

●	Reflect the issuance of the SEC Final Rulemaking Release No. 33-9250, Technical Amendments to Commission Rules and Forms Related to the FASB's Accounting Standards Codification.

This guidance is effective for fiscal periods beginning after December 15, 2012.  The adoption of this guidance is not expected to have an impact on the Corporation’s financial position or results of operations.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

In February 5, 2013 the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.  In particular, the guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  This guidance applies to all entities that issue financial statements that are presented in conformity with GAAP and that report items of other comprehensive income.  The guidance is effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this guidance is not expected to have an impact on our financial position or results of operations.
Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued that could have a material impact on Company’s our financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

3.	Investment in Securities

The amortized cost for debt and equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale, and held-to-maturity securities by major security type and class of security at December 31, 2012 and 2011 were as follows:

	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$56,758	$4,876	$-	$61,634
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,365	1,848	-	41,213
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	63,470	2,277	(2)	65,745
Municipal securities	529,822	59,106	(165)	588,763
Corporate bonds	106,968	22,899	-	129,867
Residential mortgage-backed securities	20,009	551	(52)	20,508
Collateralized mortgage obligations	147,071	5,129	(169)	152,031
Total fixed maturities	963,463	96,686	(388)	1,059,761
Equity securities
Common stock	16	993	-	1,009
Mutual funds	185,498	23,256	(41)	208,713
Total equity securities	185,514	24,249	(41)	209,722
Total	$1,148,977	$120,935	$(429)	$1,269,483

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2011
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$75,429	$5,392	$-	$80,821
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,544	2,311	-	41,855
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	83,685	2,584	(10)	86,259
Municipal securities	394,201	40,094	(116)	434,179
Corporate bonds	109,024	20,268	(148)	129,144
Residential mortgage-backed securities	8,367	748	-	9,115
Collateralized mortgage obligations	203,305	4,586	(370)	207,521
Total fixed maturities	913,555	75,983	(644)	988,894
Equity securities
Common stock	66	3,257	-	3,323
Perpetual preferred stock	1,000	-	(101)	899
Mutual funds	137,101	5,453	(2,368)	140,186
Total equity securities	138,167	8,710	(2,469)	144,408
Total	$1,051,722	$84,693	$(3,113)	$1,133,302

	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities held to maturity
Obligations of government-sponsored enterprises	$1,793	$115	$-	$1,908
U.S. Treasury securities and obligations of U.S. government instrumentalties	623	225	-	848
Residential mortgage-backed securities	450	37	-	487
Certificates of deposits	2,134	-	-	2,134
	$5,000	$377	$-	$5,377

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2011
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

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011 were as follows:

	2012
	Less than 12 months			12 months or longer			Total
	Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities

Securites available for sale
Fixed maturities
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	$5,770	$(2)	1	$-	$-	-	$5,770	$(2)	1
Municipal securities	27,426	(165)	10	-	-	-	27,426	(165)	10
Residential mortgage-backed securities	5,892	(52)	2	-	-	-	5,892	(52)	2
Collateralized mortgage obligations	20,894	(169)	6	-	-	-	20,894	(169)	6
Total fixed maturities	59,982	(388)	19	-	-	-	59,982	(388)	19
Equity securities
Mutual funds	-	-	-	2,708	(41)	1	2,708	(41)	1
Total equity securities	-	-	-	2,708	(41)	1	2,708	(41)	1
Total for securities available for sale	$59,982	$(388)	19	$2,708	$(41)	1	$62,690	$(429)	20

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2011
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities

Securites available for sale
Fixed maturities
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	$6,073	$(10)	3	$-	$-	-	$6,073	$(10)	3
Municipal securities	16,726	(116)	5	-	-	-	16,726	(116)	5
Corporate bonds	3,790	(85)	3	800	(63)	1	4,590	(148)	4
Collateralized mortgage obligations	29,813	(274)	7	1,611	(96)	1	31,424	(370)	8
Total fixed maturities	56,402	(485)	18	2,411	(159)	2	58,813	(644)	20
Equity securities
Perpetual preferred stock	-	-	-	899	(101)	1	899	(101)	1
Mutual funds	37,943	(2,270)	18	1,917	(98)	1	39,860	(2,368)	19
Total equity securities	37,943	(2,270)	18	2,816	(199)	2	40,759	(2,469)	20
Total for securities available for sale	$94,345	$(2,755)	36	$5,227	$(358)	4	$99,572	$(3,113)	40

The Company regularly monitors and evaluates the difference between the cost and estimated fair value of investments.  For investments with a fair value below cost, the process includes evaluating: (1) the length of time and the extent to which the estimated fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Company’s intent to sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities, and (5) other factors, as applicable.  This process is not exact and further requires consideration of risks such as credit and interest rate risks.  Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, other-than temporary impairment may not be appropriate.  Due to the subjective nature of the Company’s analysis, along with the judgment that must be applied in the analysis, it is possible that the Company could reach a different conclusion whether or not to record an impairment to a security if it had access to additional information about the investee.  Additionally, it is possible that the investee’s ability to meet future contractual obligations may be different than what the Company determined during its analysis, which may lead to a different impairment conclusion in future periods.  If after monitoring and analyzing impaired securities, the Company determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other-than-temporary, the carrying amount of the security is reduced to its fair value in accordance with current accounting guidance.  The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.  In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment.  For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
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
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

Residential mortgage-backed securities and Collateralized mortgage obligations:  The unrealized losses on investments in residential mortgage-backed securities and collateralized mortgage obligations (“CMOs”) were mostly caused by fluctuations in interest rates and credit spreads.  The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise.  Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Corporation owns.  The Corporation does not consider these investments other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality, the Corporation does not intend to sell the investments and it is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity, and because the Corporation expects to collect all contractual cash flows. The Company also has investments in private CMOs with amortized cost amounting to $32,648 and $12,234 in 2012 and 2011, respectively (fair value of $35,362 and $12,768, respectively).

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

Mutual Funds:  The security that has been in an unrealized loss position more than twelve months has experienced an improvement in fair value during 2012.  All other funds have been in an unrealized loss position for less than twelve months.  These positions are not considered other-than-temporarily impaired because the Company does not have the intent to sell these investments, and the Company has the ability to hold the investments until a market price recovery.

Maturities of investment securities classified as available for sale and held to maturity were as follows at December 31, 2012:

	Amortized	Estimated
	Cost	Fair Value

Securities available for sale
Due in one year or less	$19,765	$20,015
Due after one year through five years	180,732	189,542
Due after five years through ten years	169,881	188,538
Due after ten years	426,005	489,128
Residential mortgage-backed securities	20,009	20,508
Collateralized mortgage obligations	147,071	152,030
	$963,463	$1,059,761
Securities held to maturity
Due in one year or less	$2,134	$2,134
Due after five years through ten years	1,793	1,908
Due after ten years	624	849
Residential mortgage-backed securities	449	486
	$5,000	$5,377

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

Investments with an amortized cost of $3,857 and $3,977 (fair value of $4,053 and $4,057) at December 31, 2012 and 2011, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code of the Commonwealth of Puerto Rico (the Insurance Code).  An instrument with an amortized cost of $565 as of December 31, 2010 (estimated fair value of $575 at December 31, 2010) that matured during the fiscal year 2011 was held by the Commissioner of Insurance and in process of reinvestment as of December 31, 2011.  Investment with an amortized cost of $500 (fair value of $500) at December 31, 2012 and 2011, was deposited with the USVI Division of Banking and Insurance.

Information regarding realized and unrealized gains and losses from investments for the years ended December 31, 2012, 2011, and 2010 is as follows:

	2012	2011	2010

Realized gains (losses)
Fixed maturity securities
Securities available for sale
Gross gains from sales	$1,988	$11,190	$1,947
Gross losses from sales	(460)	(258)	(505)
Gross losses from other-than-temporary impairments	-	-	(95)
Total fixed maturity securities	1,528	10,932	1,347
Equity securities
Trading securities:
Gross gains from sales	-	11,757	1,083
Gross losses from sales	-	(5,286)	(961)
	-	6,471	122
Securities available for sale
Gross gains from sales	4,905	3,730	5,051
Gross losses from sales	(1,236)	(2,279)	(1,086)
Gross losses from other-than-temporary impairments	-	(257)	(2,902)
	3,669	1,194	1,063
Total equity securities	3,669	7,665	1,185
Net realized gains on securities	$5,197	$18,597	$2,532

The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2012	2011	2010

Changes in unrealized gains (losses)
Recognized in income
Equity securities – trading	$-	$(7,267)	$5,433
Recognized in accumulated other comprehensive income (loss)
Fixed maturities – available for sale	20,959	45,710	22,014
Equity securities – available for sale	17,967	(2,516)	5,599
	$38,926	$43,194	$27,613
Not recognized in the consolidated financial statements
Fixed maturities – held to maturity	$(191)	$(241)	$113

The deferred tax liability on unrealized gains recognized in accumulated other comprehensive income during the years 2012, 2011, and 2010 increased by $(4,548), $(7,800), and $(4,243), respectively.

As of December 31, 2012 and 2011 no individual investment in securities exceeded 10% of stockholders’ equity.

4.	Net Investment Income

Components of net investment income were as follows:

	Years ended December 31
	2012	2011	2010

Fixed maturities	$38,623	$43,388	$44,371
Equity securities	6,831	3,238	3,452
Policy loans	466	450	441
Cash equivalents and interest-bearing deposits	115	399	197
Other	755	751	684
Total	$46,790	$48,226	$49,145

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

5.	Premium and Other Receivables, Net

Premium and other receivables, net as of December 31 were as follows:

	2012	2011

Premium	$113,537	$105,177
Self-funded group receivables	64,359	64,053
FEHBP	11,707	11,062
Agent balances	34,261	37,421
Accrued interest	11,409	10,788
Reinsurance recoverable	52,063	48,828
Other	29,290	33,721
	316,626	311,050
Less allowance for doubtful receivables:
Premium	14,416	14,299
Others	10,013	9,567
	24,429	23,866
Premium and other receivables, net	$292,197	$287,184

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

The movement of deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31, 2012, 2011, and 2010 is summarized as follows:

	DPAC	VOBA	Total

Balance, December 31, 2009	$88,952	$50,965	$139,917
Additions	54,247	-	54,247
VOBA interest at an average rate of 5.24%	-	2,752	2,752
Amortization	(42,324)	(8,506)	(50,830)
Net change	11,923	(5,754)	6,169
Balance, December 31, 2010	100,875	45,211	146,086
Additions	53,843	-	53,843
VOBA interest at an average rate of 5.4%	-	2,441	2,441
Amortization	(39,378)	(7,204)	(46,582)
Net change	14,465	(4,763)	9,702
Balance, December 31, 2011	115,340	40,448	155,788
Additions	55,928	-	55,928
VOBA interest at an average rate of 5.24%	-	2,184	2,184
Amortization	(38,739)	(6,504)	(45,243)
Net change	17,189	(4,320)	12,869
Balance, December 31, 2012	$132,529	$36,128	$168,657

The amortization expense of the deferred policy acquisition costs and value of business acquired is included within the operating expenses in the accompanying consolidated statement of earnings.

The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2013	$6,655
2014	5,207
2015	4,595
2016	4,082
2017	3,600

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

7.	Property and Equipment, Net

Property and equipment, net as of December 31 are composed of the following:

	2012	2011

Land	$10,265	$7,309
Buildings and leasehold improvements	58,168	48,715
Office furniture and equipment	19,057	16,115
Computer equipment and software	106,842	101,277
Automobiles	505	731
	194,837	174,147
Less accumulated depreciation and amortization	102,414	92,275
Property and equipment, net	$92,423	$81,872

8.	Intangible Asset

Intangible assets, included within other assets, at December 31, 2012 and 2011 consist of:

	2012	2011

Trade name	$5,529	$5,491
Membership base	41,188	41,188
Provider networks	2,808	1,681
Other	3,509	484
	53,034	48,844
Accumulated amortization	26,103	15,513
Intangible assets, net	$26,931	$33,331

Trade name and provider networks are amortized over the expected life of 3 and 5 years, respectively.  Membership base is amortized over the expected life between 1 and 13 years, or using determined percentages, ranging from 25% to 30%.

Amortization expense recorded for the years ended December 31, 2012, 2011, and 2010 amounted to $10,443, $9,251, and $4,040, respectively.

Estimated amortization expense for the following five years is as follows:

Year ending December 31:
2013	$8,210
2014	6,863
2015	3,434
2016	2,292
2017	1,757

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

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

The Company uses observable inputs when available. Fair value is based upon quoted market prices when available. If market prices are not available, the Company employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. The Company limits valuation adjustments to those deemed necessary to ensure that the security’s fair value adequately represents the price that would be received or paid in the marketplace. Valuation adjustments may include consideration of counterparty credit quality and liquidity as well as other criteria.  The estimated fair value amounts are subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments. Changes in the underlying assumptions used in estimating fair value could affect the results.  The fair value measurement levels are not indicative of risk of investment.

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in note 3.

The following table summarizes fair value measurements by level at December 31, 2012 and 2011 for assets measured at fair value on a recurring basis:

	2012
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$61,634	$-	$61,634
U.S. Treasury securities and obligations of U.S. government instrumentalities	41,213	-	-	41,213
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	65,745	-	65,745
Municipal securities	-	588,763	-	588,763
Corporate Bonds	-	129,867	-	129,867
Residential agency mortgage-backed securities	-	20,508	-	20,508
Collaterized mortgage obligations	-	152,031	-	152,031
Total fixed maturities	41,213	1,018,548	-	1,059,761

Equity securities
Common stocks	1,009	-	-	1,009
Mutual funds	134,398	61,493	12,822	208,713
Total equity securities	135,407	61,493	12,822	209,722
	$176,620	$1,080,041	$12,822	$1,269,483

	2011
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$80,821	$-	$80,821
U.S. Treasury securities and obligations of U.S. government instrumentalities	41,855	-	-	41,855
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	86,259	-	86,259
Municipal securities	-	434,179	-	434,179
Corporate Bonds	-	129,144	-	129,144
Residential agency mortgage-backed securities	-	9,115	-	9,115
Collaterized mortgage obligations	-	207,521	-	207,521
Total fixed maturities	41,855	947,039	-	988,894

Equity securities
Common stocks	3,323	-	-	3,323
Perpetual preferred stocks	899	-	-	899
Mutual funds	120,651	12,441	7,094	140,186
Total equity securities	124,873	12,441	7,094	144,408

Derivatives (reported within other assets in the consolidated balance sheets)	-	7	-	7
	$166,728	$959,487	$7,094	$1,133,309

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the year ended December 31, 2012 and 2011.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011 is as follows:

Level 3

Ending balance December 31, 2010	$1,044
Unrealized in other accumulated comprehensive income	13
Purchases	6,037
Begining balance December 31, 2011	$7,094
Unrealized in other accumulated comprehensive income	1,974
Purchases	4,824
Transfers in and/or out of Level 3	(1,070)
Ending balance December 31, 2012	$12,822

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at December 31, 2012 and 2011 are as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,161	$-	$6,161	$-	$6,161

Liabilities:
Policyholder deposits	$111,692	$-	$111,692	$-	$111,692
Long-term borrowings:
Loans payable to bank - variable	17,747	-	17,747	-	17,747
Loans payable to bank - fixed	13,524	-	13,524	-	13,524
6.6% senior unsecured notes payable	35,000	-	34,213	-	34,213
6.7% senior unsecured notes payable	10,000	-	9,950	-	9,950
Repurchase agreement	25,000	-	25,937	-	25,937
Total long-term borrowings	101,271	-	101,371	-	101,371
Total liabilities	$212,963	$-	$213,063	$-	$213,063

	2011
	Carrying	Fair Value
	amount	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,307	$-	$6,307	$-	$6,307

Liabilities:
Policyholder deposits	$76,753	$-	$76,753	$-	$76,753
Long-term borrowings:
Loans payable to bank - variable	19,387	-	19,387	-	19,387
6.6% senior unsecured notes payable	35,000	-	34,475	-	34,475
6.7% senior unsecured notes payable	35,000	-	34,650	-	34,650
Repurchase agreement	25,000	-	25,739	-	25,739
Total long-term borrowings	114,387	-	114,251	-	114,251
Total liabilities	$191,140	$-	$191,004	$-	$191,004

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

10.	Claim Liabilities

The activity in claim liabilities during 2012, 2011, and 2010 is as follows:

	2012	2011	2010

Claim liabilities at beginning of year	$391,259	$360,210	$360,446
Reinsurance recoverable on claim liabilities	(37,234)	(31,449)	(30,712)
Net claim liabilities at beginning of year	354,025	328,761	329,734
Claim liabilities acquired from American Health	-	43,047	-
Claims incurred
Current period insured events	1,900,053	1,703,194	1,594,977
Prior period insured events	(2,978)	(2,507)	(10,067)
Total	1,897,075	1,700,687	1,584,910
Payments of losses and loss-adjustment expenses
Current period insured events	1,579,970	1,360,806	1,316,321
Prior period insured events	293,263	357,664	269,562
Total	1,873,233	1,718,470	1,585,883
Net claim liabilities at end of year	377,867	354,025	328,761
Reinsurance recoverable on claim liabilities	39,051	37,234	31,449
Claim liabilities at end of year	$416,918	$391,259	$360,210

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credits in the claims incurred and loss-adjustment expenses for prior period insured events for 2012, 2011 and 2010 are due primarily to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $22,784, $15,567, and $11,879 that is included within the consolidated claims incurred during the years ended December 31, 2012, 2011 and 2010, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

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

The contract with OPM allows for the payment to the Company of service fees as negotiated between TSS and OPM.  Service fees, which are included within the other income, net in the accompanying consolidated statements of earnings, for each of the years in the three-year period ended December 31, 2012 amounted to $1,117, $1,038, and $998, respectively.

The Company also has funds available related to the FEHBP amounting to $41,723 and $45,640 as of December 31, 2012 and 2011, respectively and are included within the cash and cash equivalents in the accompanying consolidated balance sheets.  Such funds must only be used to cover health benefits charges, administrative expenses and service charges required by the FEHBP.

A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations.  Accordingly, such reserve is not reflected in the consolidated balance sheets.  The balance of such reserve as of December 31, 2012 and 2011 was $25,826 and $22,432, respectively.  The Company received $3,463, $5,305, and $5,161, of payments made from the contingency reserve fund of OPM during 2012, 2011, and 2010, respectively.

The claim payments and operating expenses charged to the FEHBP are subject to audit by the U.S. government.  Management is of the opinion that an adjustment, if any, resulting from such audits will not have a significant effect on the accompanying financial statements.  The claim payments and operating expenses reimbursed in connection with the FEHBP have been audited through 2011 by OPM.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

12.	Short-Term Borrowings

Short-term borrowings of $30,000 at December 31, 2012 represent securities sold under agreements to repurchase.  The agreements outstanding at December 31, 2012 amounting to $30,000 matured in January 2, 2013 and accrued interest at fixed rate between 0.45% and 0.60%.  There were no outstanding short-term borrowings at December 31, 2011.  The average outstanding short-term borrowings for the years ended December 31, 2012, 2011 and 2010 amounted to $12,199, $11,634 and $12,346, respectively.  The weighted average interest rate for short-term borrowings for the years ended December 31, 2012, 2011 and 2010 amounted to 0.47%, 0.36% and 0.38%, respectively.

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

At December 31, 2012 investment securities available for sale with fair value of $31,424 (face value of $28,635) were pledged as collateral under these agreements.

13.	Long-Term Borrowings

A summary of the borrowings entered by the Company at December 31, 2012 and 2011 is as follows:

	2012	2011

Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$35,000	$35,000
Senior unsecured notes payable of $35,000 issued on January 2006; due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	10,000	35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.36% and 1.37% at December 31, 2012, and 2011, respectively).	17,747	19,387
Repurchase agreement of $25.0 million entered on November 2010, due November 2015. Interest is payable quarterly at a fixed rate of 1.96%.	25,000	25,000
Secured loan payable of $14,138, payable in 35 monthly installments of $81 of principal and interest at a fixed rate of 4.75% and a last payment of $12,931 due on December 2014	13,524	-
Total borrowings	$101,271	$114,387

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

Aggregate maturities of the Company’s borrowings as of December 31, 2012 are summarized as follows:

Year ending December 31
2013	$1,969
2014	14,835
2015	26,640
2016	1,640
2017	1,640
Thereafter	54,547
$101,271

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company.  The Company’s senior unsecured notes contain certain non- financial covenants with which TSS and the Company have complied with at December 31, 2012.  During 2012 we repaid $25.0 million of the principal of the 6.70% senior unsecured note. During 2011, we repaid $50.0 million of the principal of the 6.30% senior unsecured note.

Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note.  Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2012 and 2011 amounted to $225 and $388, respectively and are included within other assets in the accompanying consolidated balance sheets.

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

The repurchase agreement has pledged as collateral investment securities available for sale with fair value of $28,051 (face value of $27,835).  The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on the accompanying consolidated balance sheets.

Interest expense on the above borrowings amounted to $5,554, $7,078, and $9,210, for the years ended December 31, 2012, 2011, and 2010, respectively.

14.	Agency Contract and Expense Reimbursement

On March 1, 2009, the Centers for Medicare and Medicaid Services (CMS) awarded to First Coast Service Options (FCSO), a non-affiliated third party organization based in Jacksonville, Florida, the Medicare Administrative Contract (MAC) for Jurisdiction 9 (Florida, Puerto Rico and the U.S. Virgin Islands).  FCSO proposed TSS as a subcontractor in MAC Jurisdiction 9 to perform certain provider customer service functions, subject to terms and conditions negotiated between FSCO and TSS.  Pursuant to this, TSS billed reimbursements of expenses of $2,982, $3,008 and $2,829 for performing the customer service functions during the years ended December 31, 2012, 2011 and 2010, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

The operating expense reimbursements in connection with processing Medicare claims have been audited through 2007 by federal government representatives.  Management is of the opinion that no significant adjustments will be made affecting cost reimbursements through December 31, 2012.

15.	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

	Premiums Earned			Claims Incurred(1)
	2012	2011	2010	2012	2011	2010

Gross	$2,335,942	$2,135,417	$1,981,700	$1,928,191	$1,729,192	$1,611,289
Ceded	(82,588)	(80,949)	(80,600)	(31,116)	(28,505)	(26,379)
Net	$2,253,354	$2,054,468	$1,901,100	$1,897,075	$1,700,687	$1,584,910

(1)
The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $22,784, $15,567, and $11,879 that is included within the consolidated claims incurred during the years ended December 31, 2012, 2011 and 2010, respectively.

TSS, TSP and TSV, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company.  Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders.  In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts.  During 2012, 2011 and 2010 TSP placed 11.47%, 11.02%, and 14.37% of its reinsurance business with one reinsurance company.

TSS has two excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties.  Reinsurance contracts are primarily for periods of one year, and are subject to modifications and negotiations in each renewal date.  Premiums ceded under these contracts amounted to $11,119, $12,103, and $11,206 in 2012, 2011 and 2010, respectively.  Claims ceded amounted to $8,303, $9,004, and $9,519 in 2012, 2011 and 2010, respectively.  Principal reinsurance agreements are as follows:

•	Organ transplant excess of loss treaty covering 100% of the claims up to a maximum of $1,000 per person, per life.

•	Routine medical care excess of loss treaty covering 75% of claims from the amount of $100 and up to a maximum of $900 per covered person, per contract year.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

TSP has a number of pro rata and excess of loss reinsurance treaties whereby the subsidiary retains for its own account all loss payments for each occurrence that does not exceed the stated amount in the agreements and a catastrophe cover, whereby it protects itself from a loss or disaster of a catastrophic nature.  Under these treaties, TSP ceded premiums of $63,515, $63,013, and $63,746, in 2012, 2011, and 2010, respectively.

Reinsurance cessions are made on excess of loss and on a proportional basis.  Principal reinsurance agreements are as follows:

•
Property quota share treaty covering for a maximum of $20,000 for any one risk.  Under this treaty 37% of the risk is ceded to reinsurers.  The remaining exposure is covered by a property per risk excess of loss treaty that provides reinsurance in excess of $500 up to a maximum of $10,000, or the remaining 63% for any one risk.  In addition, TSP has an additional property catastrophe excess of loss contract that provides protection for losses in excess of $8,000 resulting from any catastrophe, subject to a maximum loss of $15,000.

•	Personal property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $60,000.

•	Commercial property catastrophe excess of loss. This treaty provides protection for losses in excess of $10,000 resulting from any catastrophe, subject to a maximum loss of $140,000.

•
Property catastrophe excess of loss.  This treaty provides protection in excess of $60,000 and $140,000 with respect to personal and commercial lines, respectively, resulting from any catastrophe, subject to a maximum loss of $170,000 in respect of the ceded portion of the Commercial Lines Quota Share.

•	Personal lines quota share. This treaty provides protection of 2.3% on all ground-up losses, subject to a limit of $1,000 for any one risk.

•
Reinstatement premium protection.  This treaty provides a maximum limit of approximately $3,300 for personal lines and $11,000 in commercial lines to cover the necessity of reinstating the catastrophe program in the event it is activated.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

The ceded unearned reinsurance premiums on TSP arising from these reinsurance transactions amounted to $15,224 and $16,135 at December 31, 2012 and 2011, respectively, and are reported as other assets in the accompanying consolidated balance sheets.

TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $7,954, $5,833, and $5,648, in 2012, 2011, and 2010, respectively. Principal reinsurance agreements are as follows:

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

Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. The Company and its subsidiaries are subject to Puerto Rico income taxes. The Company’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of December 31, 2012, tax years 2008 through 2012 of the Company and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

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

Federal income taxes recognized by the Company’s insurance subsidiaries amounted to approximately $820, $120, and $97, in 2012, 2011, and 2010, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

All other corporations within the group are subject to Puerto Rico income taxes as a regular corporation, as defined in the P.R. Internal Revenue Code, as amended.  The holding company within the AH group of companies is a U.S.-based corporation and is subject to U.S. federal income taxes.  This U.S-based corporation within our group has not provided U.S. deferred taxes on an outside basis difference created as a result of the business combination of AH and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.  The total outside basis difference at December 31, 2012 and 2011 is estimated at $48,000 and $57,000, respectively.  We do not intend to repatriate earnings to fund U.S. and Puerto Rico operations nor do any transaction that would cause a reversal of that outside basis difference.  Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability if such outside basis difference was reversed.

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

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2012	2011	2010

Income before taxes	$66,372	$78,500	$84,203
Statutory tax rate	30.00%	30.00%	40.95%

Income tax expense at statutory rate	19,912	23,550	34,481
Increase (decrease) in taxes resulting from
Exempt interest income	(6,079)	(7,468)	(11,955)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(3,155)	(4,592)	(5,336)
Effect of using earnings under statutory accounting principles instead of GAAP for TSS and TSP	417	(37)	(1,430)
Effect of taxing capital gains at a preferential rate	(224)	(483)	907
Effect of using the 1994 tax code instead of the 2011 tax code	380	1,409	-
Dividends received deduction	(3)	(68)	(221)
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	-	6,450	-
Other adjustments to deferred tax assets and liabilities	286	(264)	(132)
Tax credit benefit	(1,445)	(865)	(1,569)
Other permanent disallowances, net:
Disallowance of expenses related to exempt interest income	228	474	1,115
Disallowed dividend received deduction	1,028	1,298	-
Disallowed interest expense	118	193	597
Other	658	(66)	423
Total other permanent differences	2,032	1,899	2,135
Other adjustments	351	933	522
Total Income Tax Expense	$12,472	$20,464	$17,402

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2012 and 2011 of the Company and its subsidiaries is composed of the following:

	2012	2011

Deferred tax assets
Allowance for doubtful receivables	$6,669	$6,433
Liability for pension benefits	24,616	22,973
Employee benefits plan	816	1,122
Postretirement benefits	962	925
Deferred compensation	1,288	1,247
Accumulated depreciation	594	-
Impairment loss on investments	363	887
Contingency reserves	156	156
Share-based compensation	1,055	464
Unrealized loss on derivative instruments	-	249
Alternative minimum income tax credit	1,725	1,619
Purchased tax credits	883	42
Net operating loss	5,306	3,340
Other	-	1,389
Gross deferred tax assets	44,433	40,846
Deferred tax liabilities
Deferred policy acquisition costs	(5,315)	(5,402)
Catastrophe loss reserve trust fund	(6,782)	(6,616)
Unrealized gain upon acquisition	(174)	(211)
Unrealized gain on securities available for sale	(17,006)	(12,458)
Unamortized bond issue costs	(54)	(61)
Intangible asset	(6,667)	(7,813)
Accumulated depreciation	(7,568)	(4,053)
Other	(253)	(128)
Gross deferred tax liabilities	(43,819)	(36,742)
Net deferred tax asset	$614	$4,104

The net deferred tax asset shown in the table above at December 31, 2012 and 2011 is reflected in the consolidated balance sheets as $33,548 and $28,707, respectively, in deferred tax assets and $32,934 and $24,603, in deferred tax liabilities, respectively, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Company.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

At December 31, 2012, the Company has operating loss carry-forwards for income tax purposes of approximately $17,562, which were mostly acquired with AH and that are available to offset future taxable income for up to December 2022.

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

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2012 and 2011, accordingly:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2012	2011

Change in benefit obligation
Projected benefit obligation at beginning of year	$152,561	$113,912
Service cost	5,525	5,781
Interest cost	7,543	6,681
Benefit payments	(6,525)	(3,869)
Actuarial losses	18,230	30,056
Projected benefit obligation at end of year	$177,334	$152,561
Accumulated benefit obligation at end of year	$139,675	$118,607
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$81,505	$67,530
Actual return on assets (net of expenses)	12,539	1,344
Employer contributions	14,235	16,500
Benefit payments	(6,525)	(3,869)
Fair value of plan assets at end of year	$101,754	$81,505
Funded status at end of year	$(75,580)	$(71,056)
Amounts in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost
Development of prior service credit
Balance at beginning of year	$(4,023)	$(4,473)
Amortization	450	450
Net prior service credit	(3,573)	(4,023)
Development of actuarial loss
Balance at beginning of year	78,433	47,825
Amortization	(6,135)	(3,326)
(Gain)/Loss arising during the year	11,987	33,934
Actuarial net loss	84,285	78,433
Sum of deferrals	$80,712	$74,410
Net amount recognized	$5,132	$3,354

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

The following assumptions were used on a weighted average basis to determine benefits obligations of the plan as of December 31, 2012 and 2011.

	2012	2011

Discount rate	4.5%	5.0%
Rate of compensation increase	Graded; 3.50%	Graded; 3.50%
	to 8.0%	to 8.00%

The assumed discount rate of 4.5% at December 31, 2012 reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. The Company determined the discount rate based on a range of factors, including a yield curve comprised of the rates of return on high-quality, fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations.

The amounts recognized in the balance sheets as of December 31, 2012 and 2011 consist of the following:

	2012	2011

Pension liability	$75,580	$71,056
Accumulated other comprehensive loss, net of a deferred tax of $24,214 and $18,421 in 2012 and 2011, respectively	56,498	48,185

The components of net periodic benefit cost for 2012, 2011, and 2010 were as follows:

	2012	2011	2010

Components of net periodic benefit cost
Service cost	$5,525	$5,781	$4,976
Interest cost	7,543	6,681	6,033
Expected return on assets	(6,298)	(5,221)	(4,262)
Amortization of prior service (benefit) cost	(450)	(450)	(450)
Amortization of actuarial loss	6,135	3,326	2,400
Net periodic benefit cost	$12,455	$10,117	$8,697

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

The estimated net loss and prior service benefit that will be amortized from accumulated other comprehensive loss into net periodic pension benefits cost during the next twelve months is as follows:

Prior service cost	$(450)
Actuarial loss	7,130

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

The following assumptions were used on a weighted average basis in computing the periodic benefit cost for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010

Discount rate	5.00%	6.00%	6.75%
Expected return on plan assets	7.25%	7.75%	7.75%
Rate of compensation increase	Graded; 3.50%	Graded; 3.50%	Graded; 3.50%
	to 8.00%	to 8.00%	to 8.00%

The basis of the overall expected long-term rate of return on assets assumption is a forward-looking approach based on the current long-term capital market outlook assumptions of the assets categories the trust invests in and the trust’s target asset allocation. At December 31, 2012, the assumed target asset allocation for the program is: 44%-56% equity securities, 35%-45% debt securities, and 6%-14% other securities. Using a mean-variance model to project returns over  a 30-year horizon under the target asset allocation, the 35% to 65% percentile range of annual rates of return is 6.2%-7.8%. The Company selected a rate from within this range of 7.25% and 7.75% for 2012 and 2011, respectively, which reflects the Company’s best estimate for this assumption based on the data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.10% reduction for other administrative expenses charged to the trust.

Plan Assets
Plan assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For level inputs and input definition, see note 9.

The following table summarizes fair value measurements by level at December 31, 2012 for assets measured at fair value on a recurring basis.

	Level 1	Level 2	Level 3	Total

Government obligations	$1,791	$2,724	$69	$4,584
Corporate obligations	-	4,394	-	4,394
Partnership/Joint venture	-	947	1,430	2,377
Limited Liability Corporations	-	2,622	-	2,622
Real estate	-	-	3,954	3,954
Registered investments	14,205	18,647	-	32,852
Common/Collective trusts	-	39,732	-	39,732
Hedge funds	-	1,926	1,874	3,800
Common stocks	6,620	-	-	6,620
Preferred stocks	207	39	-	246
Interest-bearing cash	414	-	-	414
Options	-	(2)	-	(2)
	$23,237	$71,029	$7,327	$101,593

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2012 is as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

			Partnership/
	Government	Corporate	Joint	Real	Hedge
	Obligations	Obligations	Venture	Estate	Funds	Total

Beginning Balance at December 31, 2011	$297	$204	$1,134	$2,961	$1,455	$6,051
Actual return on program assets:
Relating to assets still held at the reporting date	24	5	73	377	293	772
Relating to assets sold during the period	19	(7)	-	(1)	-	11
Purchases, issuances, and settlements	(141)	(101)	224	616	126	724
Transfer in and/or out	(130)	(101)	-	-	-	(231)
Ending balance at December 31, 2012	$69	$0	$1,431	$3,953	$1,874	$7,327

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

Cash Flows
The Company expects to contribute $7,000 to its pension program in 2013.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31
2013	$7,956
2014	7,961
2015	8,293
2016	9,580
2017	10,213
2018 – 2022	63,656

Noncontributory Supplemental Pension Plan
In addition, the Company sponsors a noncontributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits.  At December 31, 2012 and 2011, the Company has recorded a pension liability of $6,439 and $6,491, respectively.  The charge to accumulated other comprehensive loss related to the noncontributory pension plan at December 31, 2012 and 2011 amounted to $939 and $1,391, respectively, net of a deferred tax asset of $402 and $526, respectively.

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

The interest earning assets in this fund, which amounted to $39,059 and $37,635 as of December 31, 2012 and 2011, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

TSP is required to contribute to the trust fund, if any, on or before January 31 of the following year. Contributions are determined by a rate imposed by the Commissioner of Insurance for the catastrophe policies written in that year. No contribution was required for 2012 since the level of the catastrophe reserve exceeds 8% of the catastrophe exposure.  Additions in 2011, amounting to $720, were determined by applying a rate of 1% to catastrophe premiums written.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

The amount in the trust fund may be withdrawn or released in the case that TSP ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.

Retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2012 and 2011 amounted to $38,649 and $37,830, respectively.

19.	Stockholders’ Equity

a.	Common Stock

On December 8, 2008, the Company converted 7 million issued and outstanding Class A shares into Class B shares, in conjunction with the expiration of the lockup agreements signed by holders of Class A shares at the time of the Company’s initial public offering.

For a period of five years after the completion of the IPO on December 7, 2007, subject to the extension or shortening under certain circumstances, each holder of Class B common stock will benefit from anti-dilution protections provided in the Company’s amended and restated certificate of incorporation.  On March 6, 2013, the Company announced its intention to convert 7 million of the 9 million outstanding Class A shares into Class B shares and to concurrently conduct a marketed secondary public offering for all or a substantial majority of the converted shares. The Company also announced its intention to repurchase up to $30,000 of Class B shares as a purchaser in the offering.

b.	Stock Repurchase Program

On September 2010, the Company’s Board approved another repurchase program of its common stock amounting to $30,000.  Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During 2012, the Company repurchased and retired 136,222 shares at an average per share price of $16.88, for an aggregate cost of $2,299.  During 2011, the Company repurchased and retired 653,399 shares at an average per share price of $17.28, for an aggregate cost of $11,289.  During 2010, the Company repurchased and retired 352,791 shares at an average per share price of $17.67, for an aggregate cost of $6,235.

c.	Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2012 and 2011, there are no issued and outstanding preferred shares.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

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

e.	Dividends

As a holding company, the Company’s most significant assets are the common shares of its subsidiaries.  The principal sources of funds available to the Company are rental income and dividends from its subsidiaries, which are used to fund our debt service and operating expenses.

The Company is subject to the provisions of the General Corporation Law of Puerto Rico, which restricts the declaration and payment of dividends by corporations organized pursuant to the laws of Puerto Rico.  These provisions provide that Puerto Rico corporations may only declare dividends charged to their retained earnings or, in the absence of retained earnings, net profits of the fiscal year in which the dividend is declared and/or the preceding fiscal year.

The Company’s ability to pay dividends is dependent, among other factors, on its ability to collect cash dividends from its subsidiaries, which are subject to regulatory requirements, which may restrict their ability to declare and pay dividends or distributions.  In addition, an outstanding secured term loan restricts our ability to pay dividends in the event of default (see note 13).

The accumulated earnings of TSS, AH, TSV, and TSP are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Under Puerto Rico insurance regulations, the regulated subsidiaries are permitted, without requesting prior regulatory approval, to pay dividends as long as the aggregated amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains).  Regulated subsidiaries will be permitted to pay dividends in excess of the lesser of such two amounts only if notice of its intent to declare such a dividend and the amount thereof is filed with the Commissioner of Insurance and such dividend is not disapproved within 30 days of its filing. As of December 31, 2012, the dividends permitted to be distributed in 2013 by the regulated subsidiaries without prior regulatory approval from the Commissioner of Insurance amounted to $25.4 million.  This amount excludes any dividend from AH because as stated in note 16, we do not intend to repatriate earnings from this subsidiary nor do any transaction that cause a reversal on an outside basis difference created as a result of the business combination of AH and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.

The Company has not declared any dividends subsequent to its IPO on December 7, 2007.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

20.	Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

			Accumulated
	Unrealized	Liability	Other
	Gains on	for Pension	Comprehensive
	securities	Benefits	Income

Beginning balance at December 31, 2011	$68,137	$(49,574)	$18,563
Net current period change	37,504	(8,114)	29,390
Reclassification adjustments for gains and losses reclassified in income	(3,126)	4,277	1,151
Ending balance at December 31, 2012	$102,515	$(53,411)	$49,104

The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2012, 2011 and 2010 are as follows:

	2012
		Deferred Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Unrealized holding gains on securities arising during the period	$44,123	$(6,619)	$37,504
Less reclassification adjustment for gains and losses realized in income	(5,197)	2,071	(3,126)
Net change in unrealized gain	38,926	(4,548)	34,378
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	6,112	(1,835)	4,277
Net change arising from assumptions and plan changes and experience	(11,592)	3,478	(8,114)
Net change in liability for pension benefits	(5,480)	1,643	(3,837)
Net current period change	$33,446	$(2,905)	$30,541

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2011
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

In December 2007 the Company adopted the 2007 Incentive Plan (the Plan), which permits the Board the grant of stock options, restricted stock awards and performance awards to eligible officers, directors and key employees. The Plan authorizes grants to issue up to 4,700,000 of Class B common shares of authorized but unissued stock. At December 31, 2012, there were 2,919,770 shares available for the Company to grant under the Plan. Stock options can be granted with an exercise price at least equal the stock’s fair market value at the date of grant. The stock option awards vest in equal annual installments over 3 years and its expiration date cannot exceed 7 years. The restricted stock and performance awards are issued at the fair value of the stock on the grant date with vesting periods ranging from one to three years. Restricted stock awards vest in installments, as stipulated in each restricted stock agreement. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards were achieved.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
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

The following assumptions were used in the development of fair value of option awards:

	2012*	2011*	2010

Expected dividend yield	N/A	N/A	—
Expected volatility (per year)	N/A	N/A	43.00%
Expected term (in years)	N/A	N/A	4.50
Risk-free interest rate	N/A	N/A	1.12%

*	No stock options were granted in 2012 and 2011.

Stock option activity during the year ended December 31, 2012 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding balance at January 1, 2012	466,699	$14.46
Exercised during the year	(206,896)	$14.50
Outstanding balance at December 31, 2012	259,803	$14.43	2.03	$1,048,716
Exercisable at December 31, 2012	258,459	$14.42	2.02	$1,046,539

No options were granted in 2012 and 2011.  The weighted average grant date fair value of options granted during 2010 was $6.20.  There were 206,896, 88,172 and 21,982 exercised options during 2012, 2011 and 2010, respectively.  During the years ended December 31, 2012 and 2011, cash received from stock options exercises was $316 and $189, respectively, and is presented within the cash flows from financing activities in the accompanying consolidated statement of cash flows.  During the years ended December 31, 2012, 2011 and 2010, 140,666, 51,639 and 21,982 shares, respectively, were repurchased and retired as a result of non-cash exercise of stock options.  Also, during the year ended December 31, 2011, 432,567 options were cash-settled for $2,420 at its fair value at time of settlement.

A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2012, and changes during the year ended December 31, 2012, are presented below:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	Restricted Awards		Performance Awards
		Weighted		Weighted
		Average		Average
	Number of	Fair	Number of	Exercise
	Shares	Value	Shares	Price

Outstanding balance at January 1, 2012	52,520	$20.50	96,981	$20.62
Granted	68,250	21.98	121,217	23.08
Lapsed	(38,399)	20.83	(60)	23.24
Forfeited (due to performance payout less than 100%)	—	—	(681)	16.29
Outstanding balance at December 31, 2012	82,371	$21.57	217,457	$22.00

The weighted average grant date fair value of restricted shares granted during the year 2012, 2011 and 2010 were $21.98, $20.70, and $19.26, respectively. Total fair value of restricted stock vested during the year ended December 31, 2012, 2011 and 2010 was $685, $375 and $1,480, respectively.

At December 31, 2012 there was $3,182 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.97 years. The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.

22.	Net Income Available to Stockholders and Basic Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31, 2012.

	2012	2011	2010

Numerator for earnings per share
Net income attributable to TSM available to stockholders	$54,032	$58,036	$66,801
Denominator for basic earnings per share –
Weighted average of common shares	28,340,122	28,665,045	29,034,442
Effect of dilutive securities	115,459	166,964	207,911
Denominator for diluted earnings per share	$28,455,581	$28,832,009	$29,242,353
Basic net income per share attributable to TSM	$1.91	$2.02	$2.30
Diluted net income per share attributable to TSM	$1.90	$2.01	$2.28

There were no anti-dilutive stock options during the year ended December 31, 2012.  During the years ended December 31, 2011 and 2010, the weighted average of all stock option shares of 4,032, and 1,027, respectively, were excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

23.	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under non-cancelable operating leases. Minimum annual rental commitments at December 31, 2012 under existing agreements are summarized as follows:

Year ending December 31
2013	$5,827
2014	5,149
2015	4,237
2016	3,830
2017	2,301
Thereafter	3,781
Total	$25,125

Rental expense for 2012, 2011, and 2010 was $12,517, $8,352, and $4,546, respectively, after deducting the amount of $117, $130, and $112, respectively, reimbursed by CMS for the administration of the Medicare Part B Program (see note 14).

24.	Contingencies

Legal Proceedings

As of December 31, 2012, the Corporation is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Corporation's compliance with applicable insurance and other laws and regulations.

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
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

Hau et al Litigation (formerly known as Jordan et al)

On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Corporation, the Corporation’s subsidiary Triple-S Salud, Inc. (“TSS”) and others in the Court of First Instance for San Juan, Superior Section (the “Court of First Instance”), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12 million.  Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207 million.  Plaintiffs amended their complaint for the third time in December 2010 and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code.  In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Corporation and TSS.  Two of the original plaintiffs were also eliminated from the Third Amended Complaint (“TAC”).  The TAC alleges breach of six Share Acquisition Agreements, breach of the provider contract by way of discriminatory audits and improper payment of services rendered. Plaintiffs also allege a claim for libel and slander against a former president of  the Corporation.  In January 2011, we filed our response and a counterclaim for malicious prosecution and abuse of process.  Discovery has been substantially completed.  On April 13, 2012 the Corporation filed a motion to dismiss and for summary judgment, seeking the dismissal of the TAC, which the plaintiffs opposed.  The Court set oral argument on the dispositive motion for April 24, 2013.  The Corporation is vigorously defending this claim.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
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

In one of these cases, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law.  The Court of First Instance determined that the plaintiffs’ claims are time barred under the local securities law.  The plaintiffs appealed, and in January 2012, the Puerto Rico Court of Appeals upheld the dismissal, holding that even if the plaintiffs could have survived the securities law’s two-year statute of limitations, their complaint was time-barred under the Civil Code’s four-year statute of limitations on claims of fraud.  On March 28, 2012 the plaintiffs filed a petition for writ of certiorari before the Puerto Rico Supreme Court that was granted on May 31, 2012.  We filed our respondent’s brief on October 5, 2012. The parties are waiting for the Supreme Court’s decision.

In the second case, the Puerto Rico Court of First Instance granted our motion to dismiss on grounds that the complaint was time-barred under the two-year statute of limitations contained in the securities law, and the Puerto Rico Court of Appeals confirmed.  Plaintiffs filed a petition for certiorari before the Puerto Rico Supreme Court that was granted on January 20, 2012.  On January 8, 2013, the Supreme Court ruled that the statute of limitations applicable is the fifteen-year contained in the Puerto Rico Civil Code on personal claims and not the two-year statute under the local securities law.  On January 28, 2013, we filed a motion to reconsider.  On February 22, 2013, the Supreme Court denied our motion to reconsider.  The case is again before the Court of First Instance.

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

The fourth case was filed in November 2011.  On August 9, 2012, plaintiffs filed a petition to amend their allegation, which included an amended complaint; the petition was granted.  On October 15, 2012, we filed a motion to dismiss on the grounds that the claim is time barred under the local securities law’s two-year statute of limitations.  On January 24, 2013, the court denied our motion to dismiss.  Consequently, we are preparing our answer to the complaint.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

Management believes all these claims are time barred under one or more statutes of limitations and is vigorously defending the claims on these and other grounds.

Intrusions into Triple-C, Inc. Internet IPA Database

On September 21, 2010, the Corporation learned from a competitor that a specific internet database managed by its subsidiary TCI containing information pertaining to individuals previously insured by TSS under the Government of Puerto Rico’s Health Insurance Plan (“HIP”) and to independent practice associations (“IPAs”) that provided services to those individuals, had been accessed without authorization by certain of its competitor’s employees from September 9 to September 15, 2010.  TCI served as a third-party administrator for TSS in the administration of its HIP contracts until September 30, 2010.

The Corporation conducted an investigation of these events with the assistance of external resources and identified the information that was accessed and downloaded into the competitor’s network.  The September 2010 intrusions may have potentially compromised protected health information of approximately 398,000 beneficiaries in the North and Metro-North regions of the HIP.  The investigation also revealed that protected health information of additional beneficiaries and IPA data from all three HIP regions previously serviced by TSS was accessed separate intrusions into the TCI IPA database from October 2008 to August 2010.

The Corporation gave public notice of the intrusions and sent written notices to all identifiable beneficiaries potentially affected by the intrusions.  It also established a toll-free call center to address inquiries and complaints from the individuals notified.  The call center received approximately 1,530 inquiries.  However, to date, the Corporation has not received complaints from potentially affected individuals.

The Corporation reported these events to the appropriate Puerto Rico and federal government agencies.  It then received and complied with requests for information from the Puerto Rico Health Insurance Administration (“ASES”, by its acronym in Spanish) and the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services, which entities are conducting reviews of these data breaches and TSS’ and TCI’s compliance with applicable security and privacy rules.  ASES levied a fine of $100,000 on TSS in connection incidents, but following the Corporation’s request for reconsideration, ASES withdrew the fine pending the outcome of the review by OCR.  The Corporation at this time cannot reasonably assess the impact of these proceedings on the Corporation.

The Corporation has conducted an assessment of its system-wide data and facility security and has taken measures to strengthen its systems’ security and credential management procedures to prevent future intrusions.

On February 11, 2011, the Corporation filed an action before the Puerto Rico Court of First Instance against certain individuals believed to have participated in the intrusions.  The complaint was later amended to include additional defendants, including the Corporation’s competitor.  After being removed to the federal District Court for Puerto Rico, this case was recently remanded back to state court and is in its initial pleadings stage.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

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

On December 30, 2011, TSP and other insurance companies filed a joint motion to dismiss, arguing that plaintiffs' claims are barred by the filed rate doctrine, inasmuch a suit cannot be brought, even under RICO, to amend the compulsory liability insurance rates that were approved by the Puerto Rico Legislature and the Commissioner of Insurance.  The motion also argues that since RICO is not a federal statute that specifically relates to the business of insurance, and its application in the claims at issue would frustrate state policy and interfere with Puerto Rico’s insurance administrative regime, the McCarran-Ferguson Act precludes plaintiffs' claims. Finally, TSP argued that plaintiffs failed to allege the necessary elements of an actionable RICO claim, or, in the alternative, their damages claim is time barred.

On February 17, 2012, plaintiffs filed their opposition.  On April 4, 2012, TSP filed a reply in support of our motion to dismiss.  The court denied our motion to dismiss.  On October 2, 2012, the court issued an order certifying the class.  On October 12, 2012, several defendants, including TSP, filed an appeal before the U.S. Court of Appeals for the First District, requesting the court to vacate the District Court’s certification order.  The First Circuit denied the authorization to file the writ of appeals.  The case is again before the court, pending further proceedings.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

Given the early stage of these cases, the Corporation cannot assess the probability of an adverse outcome, or the reasonable financial impact that any such outcome may have on the Corporation.  The Corporation intends to vigorously defend these lawsuits.

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the BCBSA in a multi-district class action litigation that alleges that the exclusive service area (ESA) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs.  Those cases have been centralized in the United States District Court for the Northern District of Alabama.   Prior to centralization, motions have been filed to dismiss some of the cases.  Discovery has not yet commenced.   The Corporation has joined BCBSA in vigorously contesting these claims.

25.	Statutory Accounting

TSS, AH, TSV and TPS (collectively known as the regulated subsidiaries) are regulated by the Commissioner of Insurance. The regulated subsidiaries are required to prepare financial statements using accounting practices prescribed or permitted by the Commissioner of Insurance, which use a comprehensive basis of accounting other than GAAP. Specifically, the Commissioner of Insurance has adopted the NAIC’s Statutory Accounting Principles (NAIC SAP) as the basis of its statutory accounting practices, as long as they do not contravene the provisions of the Puerto Rico Insurance Code, its regulations and the Circular Letters issued by the Commissioner of Insurance. The Commissioner of Insurance may permit other specific practices that may deviate from prescribed practices and NAIC SAP. Statutory accounting principles that are established by state laws and permitted practices mandated by the Commissioner of Insurance may cause the statutory capital and surplus of the regulated subsidiaries to differ from that calculated under the NAIC SAP.

Prescribed statutory accounting practices in Puerto Rico allow TSP to disregard a deferred tax liability resulting from additions to the catastrophe loss reserve trust fund that would otherwise be required under NAIC SAP. Also, as of December 31, 2012, AH was permitted by the Commissioner of Insurance to present as an admitted asset certain receivables that remained uncollected for a period exceeding 90 days. The use of prescribed and permitted accounting practices, both individually and in the aggregate, did not change significantly the combined statutory capital and surplus that would have been reported following NAIC SAP, which as of December 31, 2012 is approximately 1.3% lower than the combined reported statutory capital and surplus.

The regulated subsidiaries are required by the NAIC and the Commissioner of Insurance to submit risk-based capital (RBC) reports following the NAIC’s RBC Model Act and accordingly, are subject to certain regulatory actions if their capital levels do not meet minimum specific RBC requirements.  RBC is a method developed by the NAIC to determine the minimum amount of statutory capital appropriate for an insurance company to support its overall business operations in consideration of its size and risk profile. The RBC is calculated by applying capital requirement factors to various assets, premiums and reserve items. The factor is higher for those items with greater underlying risk and lower for less risky items. The adequacy of an organization’s actual capital can then be measured by a comparison to its RBC as determined by the formula.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

The RBC Model Act requires increasing degrees of regulatory oversight and intervention as an organization’s risk-based capital declines. The level of regulatory oversight ranges from requiring organizations to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its RBC, to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control, in a rehabilitation or liquidation proceeding.

The Commissioner of Insurance adopted in 2009 an RBC policy that requires that the regulated entities maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC, in order to avoid regulatory monitoring and intervention.  In addition, at the time of adoption the Commissioner of Insurance established five-year gradual compliance provisions for those entities whose RBC was below the 200% requirement. As of December 31, 2012 all regulated subsidiaries comply with minimum statutory reserve requirements.

The following table sets forth the combined net admitted assets, capital and surplus, RBC requirement, which is our statutory capital and surplus requirement, and net income for the regulated subsidiaries at December 31, 2012, 2011 and 2010:

(dollar amounts in millions)	2012	2011	2010

Net admitted assets	$1,592	$1,470	$1,347
Capital and surplus	563	529	458
RBC requirement	187	151	120
Net income	44	73	58

As more fully described in note 18, a portion of the accumulated earnings and admitted assets of TSP are restricted by the catastrophe loss reserve and the trust fund balance as required by the Insurance Code.  The total catastrophe loss reserve and trust fund amounted to $38,649 and $39,059 as of December 31, 2012, respectively. The catastrophe loss reserve and trust fund balances were $37,830 and $37,635 as of December 31, 2011, respectively.  In addition, the admitted assets of the regulated subsidiaries are restricted by the investments deposited with the Commissioner of Insurance to comply with requirements of the Insurance Code (see note 3).  Investments with an amortized cost of $3,857 and $3,977 (fair value of $4,053 and $4,057) at December 31, 2012 and 2011, respectively, were deposited with the Commissioner of Insurance. Investment with an amortized cost of $500 (fair value of $500) at December 31, 2012 and 2011, was deposited with the USVI Division of Banking and Insurance.  As a result, the combined restricted assets for our regulated subsidiaries were $43,416 and $42,112 as of December 31, 2012 and 2011, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

26.	Supplementary Information on Cash Flow Activities

	2012	2011	2010

Supplementary information
Noncash transactions affecting cash flows activities
Change in net unrealized (gain) loss on securities available for sale, including deferred income tax (asset)/liability of $4,548, $7,800, and $4,243 in 2012, 2011, and 2010, respectively	$(34,378)	$(35,394)	$(23,602)
Change in liability for pension benefits, and deferred income tax (asset)/liability of $(1,643), $(9,555), $(4,282), in 2012, 2011, and 2010, respectively	$3,837	$22,295	$6,562
Repurchase and retirement of common stock	$(2,953)	$(1,090)	$-
Exercise of stock options	$2,685	$1,090	$-
Other
Income taxes paid	$16,678	$19,664	$3,187
Interest paid	$8,310	$9,301	$11,925

27.	Business Combination

2012 Acquisition

On January 18, 2012, TSM completed the acquisition of 90.8% of the outstanding capital stock of a health clinic in Puerto Rico.  The cost of this acquisition was approximately $3,501, funded with unrestricted cash.  The following table summarizes the net assets acquired as a result of this acquisition:

Cash	$816
Accounts receivable	1,466
Property and equipment	12,289
Intangible asset	2,730
Other assets	296
Accounts payable and accrued liabilities	(2,233)
Loans payable	(13,838)
Total net assets	1,526
Fair value of noncontrolling interest	(372)
Total net assets	$1,154

The acquisition is being accounted for under the purchase method of accounting and the health clinic is included in the Company's consolidated financial statements from the January 18, 2012 acquisition date. The preliminary allocation of purchase price to the fair value of the acquired assets less the liabilities assumed indicated goodwill of approximately $2.3 million.  Goodwill will not be deductible for tax purposes and is attributable to synergies and economies of scale expected from the acquisition.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

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

At January 31, 2011, we recognized intangible assets of $33,660 which are included within the consolidated other assets.  During the years ended December 31, 2012 and 2011, we recognized amortization expense related to the intangible assets resulting from the AH transaction of $7,181 and $7,623, respectively.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

(unaudited)	2011	2010
Operating revenues	$2,181,390	$2,373,261
Net Income	$61,611	$77,285
Basic net income per share	$2.15	$2.66
Diluted net income per share	$2.14	$2.64

The above unaudited pro forma operating revenues and net income considers the following estimated acquisition adjustments:

•
Amortization of intangible assets – based on the estimated fair value of the tangible net assets acquired from AH, we estimate that we will recognize in our consolidated balance sheet intangible assets of approximately $58,631, including goodwill.  We considered an amortization expense of $7,005 and $8,315, for the years ended December 31, 2011 and 2010, respectively.

•
Interest expense – represents the interest expense related to the short-term reverse repurchase agreements amounting to $55.0 million to finance the first payment of the acquisition.  This agreement was paid during the quarter of the acquisition.  Total interest expense related to these reverse repurchase agreements was approximately $42.

•	Net investment income - For year ended December 31, 2011, an additional bond discount amortization of approximately $11 was recorded.

•
Current income tax expense – we recognized the tax effect of the other unaudited pro forma adjustments done to the statement of earnings.  During the 2010 period the Company and AH were subject to Puerto Rico income taxes as regular corporations at the then enacted tax rate of 39% plus a temporary surtax of 5%.  The enacted tax rate for the 2011 period was 30%.

28.	Segment Information

The operations of the Company are conducted principally through three business segments: Managed Care, Life Insurance, and Property and Casualty Insurance. Business segments were identified according to the type of insurance products offered and consistent with the information provided to the chief operating decision maker. These segments and a description of their respective operations are as follows:

•
Managed Care segment – This segment is engaged in the sale of managed care products to the Commercial, Medicare and Medicaid market sectors.  The Commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare supplement. The following represents a description of the major contracts by sector:

–
The segment is a qualified contractor to provide health coverage to federal government employees within Puerto Rico. Earned premiums revenue related to this contract amounted to $143,287, $138,004, and $130,803 for the three-year period ended December 31, 2012, 2011, and 2010, respectively (see note 11).

–
Under its commercial business, the segment also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $46,969, $54,238, and $63,353 for the three-year period ended December 31, 2012, 2011, and 2010, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

–
The segment provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. Earned premium revenue related to the Medicare business amounted to $1,073,454, $896,613, and $468,401 for the three-year period ended December 31, 2012, 2011, and 2010, respectively.

–
The segment also participates in the Medicaid program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico.  Up to September 30, 2010, the segment provided managed care services to Medicaid members in the North and Southwest regions on a fully-insured basis and in the Metro-North region on an Administrative Service Only (ASO) basis. Effective November 1st, 2011, after signing a new contract with the government of Puerto Rico, the segment resumed the administration of the physical health component of the miSalud program (similar to Medicaid) in designated service regions in the Commonwealth of Puerto Rico on an ASO basis, in which it receives a monthly per-member, per-month administrative fee for its services and does not bear the insurance risk of the program.  Earned premium revenue related to this business amounted to $50, $2,728, and $284,815 for each of the year in the three-year period ended December 31, 2012, 2011, and 2010, respectively. Administrative service fee for each of the year in the three-year period ended December 31, 2012, 2011, and 2010 amounted to $86,565, $14,180, and $12,535, respectively.

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

The following tables summarize the operations by operating segment for each of the years in the three-year period ended December 31, 2012, 2011, and 2010.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2012	2011	2010

Operating revenues
Managed care
Premiums earned, net	$2,031,983	$1,844,723	$1,697,083
Fee revenue	110,110	38,459	39,546
Intersegment premiums/fee revenue	6,251	6,193	6,852
Net investment income	16,349	17,543	19,799
Total managed care	2,164,693	1,906,918	1,763,280
Life
Premiums earned, net	124,279	112,704	105,437
Intersegment premiums	408	345	382
Net investment income	20,857	18,521	17,130
Total life	145,544	131,570	122,949
Property and casualty
Premiums earned, net	97,092	97,041	98,580
Intersegment premiums	613	613	613
Net investment income	8,851	9,472	10,132
Total property and casualty	106,556	107,126	109,325
Other segments*
Intersegment service revenues	15,080	16,079	45,852
Operating revenues from external sources	4,360	1,452	2
Total other segments	19,440	17,531	45,854
Total business segments	2,436,233	2,163,145	2,041,408
TSM operating revenues from external sources	729	1,238	2,082
Elimination of intersegment premiums	(7,272)	(7,151)	(7,847)
Elimination of intersegment service revenue	(15,080)	(16,079)	(45,852)
Consolidated operating revenues	$2,414,610	$2,141,153	$1,989,791

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2012	2011	2010

Operating income
Managed care	$47,025	$53,006	$63,798
Life	16,712	17,744	17,334
Property and casualty	6,760	4,544	3,579
Other segments*	(134)	671	1,161
Total business segments	70,363	75,965	85,872
TSM operating revenues from external sources	588	1,452	2,082
TSM unallocated operating expenses	(10,440)	(10,790)	(9,566)
Elimination of TSM charges	9,067	10,682	9,619
Consolidated operating income	69,578	77,309	88,007
Consolidated net realized investment gains (losses)	5,197	18,597	2,532
Consolidated net unrealized gain (loss) on trading securities	-	(7,267)	5,433
Consolidated interest expense	(10,599)	(10,855)	(12,658)
Consolidated other income (expense), net	2,196	716	889
Consolidated income before taxes	$66,372	$78,500	$84,203

	2012	2011	2010
Depreciation and amortization expense
Managed care	$21,082	$19,467	$12,282
Life	746	649	674
Property and casualty	568	1,311	1,680
Other segments*	992	-	-
Total business segments	23,388	21,427	14,636
TSM depreciation expense	854	802	864
Consolidated depreciation and amortization expense	$24,242	$22,229	$15,500

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

	2012	2011

Assets
Managed care	$916,712	$832,850
Life	691,425	610,118
Property and casualty	356,161	348,480
Other segments*	31,480	15,846
Total business segments	1,995,778	1,807,294
Unallocated amounts related to TSM
Cash, cash equivalents, and investments	41,334	53,172
Property and equipment, net	21,430	22,269
Other assets	29,858	27,794
	92,622	103,235
Elimination entries – intersegment receivables and others	(29,056)	(29,952)
Consolidated total assets	$2,059,344	$1,880,577

	2012	2011
Significant noncash items
Net change in unrealized gain (loss) on securities available for sale
Managed care	$11,750	$12,449
Life	15,189	21,698
Property and casualty	6,268	7,169
Other segments*	(194)	(50)
Total business segments	33,013	41,266
Amount related to TSM	1,365	(5,872)
Consolidated net change in unrealized gain on securities available for sale	$34,378	$35,394

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands, except per share data)

29.	Subsequent Events

Subsequent events are events and transactions that occur after the balance sheet date but before the financial statements are issued. The effects of subsequent events and transactions are recognized in the financial statements when they provide additional evidence about conditions that existed at the balance sheet date. The Corporation has evaluated events and transactions occurring subsequent to December 31, 2012.

On March 6, 2013, the Company announced its intention to convert 7 million of the 9 million outstanding Class A shares into Class B shares and to concurrently conduct a marketed secondary public offering for all or a substantial majority of the converted shares. The Company also announced its intention to repurchase up to $30,000 of Class B shares as a purchaser in the offering.

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Balance Sheets
(in thousands)

	As of December 31,
	2012	2011

Assets:
Cash and cash equivalents	$1,100	$6,676
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $38,526 in 2012 and $40,835 in 2011)	40,234	42,335
Equity Securities (cost of $3,950 in 2011)	-	4,161
Investment in subsidiaries	815,878	744,860
Notes receivable and accrued interest from subsidiaries	58,190	41,111
Due from subsidiaries	2,560	2,937
Deferred tax assets	26,831	24,834
Other assets	24,783	25,555
Total assets	$969,576	$892,469

Liabilities:
Notes payable and accrued interest to subsidiaries	15,008	-
Due to subsidiary	5,865	14,927
Short-term borrowings	10,000	-
Long-term borrowings	87,747	114,387
Liability for pension benefits	82,019	77,547
Other liabilities	7,030	8,649
Total liabilities	207,669	215,510

Stockholders' equity:
Common stock, class A	9,043	9,043
Common stock, class B	19,322	19,322
Additional paid-in-capital	144,677	144,302
Retained earnings	539,761	485,729
Accumulated other comprehensive income, net	49,104	18,563
Total stockholders' equity	761,907	676,959
Total liabilities and stockholders' equity	$969,576	$892,469

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
Triple-S Management Corporation
Statements of Earnings
(in thousands)

	2012	2011	2010

Investment income	$588	$3,416	$4,588
Other revenues	11,337	8,423	11,385
Total revenues	11,925	11,839	15,973

Operating expenses:
General and administrative expenses	10,440	10,790	9,566
Interest expense	4,910	5,376	6,038
Total operating expenses	15,350	16,166	15,604

Income (loss) before income taxes	(3,425)	(4,327)	369
Income tax (benefit) expense	(321)	3,639	529
Income (loss) of parent company	(3,104)	(7,966)	(160)
Equity in net income of subsidiaries	57,136	66,002	66,961
Net income	$54,032	$58,036	$66,801

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Statements of Cash Flows
(in thousands)

	2012	2011	2010
Net income	$54,032	$58,036	$66,801
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(57,136)	(66,002)	(66,961)
Depreciation and amortization	854	802	865
Shared- based compensation	2,626	2,072	1,894
Deferred income tax (benefit) expense	(354)	3,660	392
Dividends received from subsidiaries	24,000	16,000	15,000
Other	(254)	1,315	(314)
Changes in assets and liabilities:
Accrued interest from subsidiaries, net	2,929	3,029	2,214
Due from subsidiaries	377	(3,089)	2,552
Other assets	(67)	(859)	148
Due to subsidiaries	(9,062)	10,745	(153)
Other liabilities	(2,895)	(3,597)	(768)
Net cash provided by operating activities	15,050	22,112	21,670
Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	-	(41,870)	(95,346)
Proceeds from sale and maturities of investment in securities classified as available for sale	6,513	58,351	71,782
Proceeds from maturities of investment in securities classified as held to maturity	-	1,010	-
Capitalization of subsidiary	-	-	(6,000)
Collection of note receivable from subsidiary	5,000	-	-
Issuance of note receivable to subsidiary	(25,000)	-	-
Acquisition of business	(3,501)	-	-
Net (acquisition) retirement of property and equipment	(15)	(2,359)	-
Net cash (used in) provided by investing activities	(17,003)	15,132	(29,564)
Cash flow from financing activities:
Repayments of short-term borrowings	-	(15,575)	-
Repayments of long-term borrowings	(26,640)	(1,640)	(26,640)
Proceeds from short-term borrowings	10,000	-	15,575
Proceeds from long-term borrowings	-	-	25,000
Note payable to subsidiary	15,000	-	-
Repurchase of common stock	(2,299)	(11,289)	(6,235)
Cash settlement of stock options	-	(2,420)	-
Proceeds from exercise of stock options	316	189	-
Net cash provided by (used in) financing activities	(3,623)	(30,735)	7,700
Net increase (decrease) in cash and cash equivalents	(5,576)	6,509	(194)
Cash and cash equivalents, beginning of year	6,676	167	361
Cash and cash equivalents, end of year	$1,100	$6,676	$167

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2012, 2011 and 2010
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

(3)	Long-Term Borrowings

A summary of the long-term borrowings entered into by the Company at December 31, 2012 and 2011 follows:

	2012	2011

Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$35,000	$35,000
Senior unsecured notes payable of $35,000 issued on January 2006; due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	10,000	35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.36% and 1.37% at December 31, 2012, and 2011, respectively).	17,747	19,387
Repurchase agreement of $25.0 million entered on November 2010, due November 2015. Interest is payable quarterly at a fixed rate of 1.96%.	25,000	25,000

Total borrowings	$87,747	$114,387

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands)

Aggregate maturities of the Company’s long term borrowings as of December 31, 2012 are summarized as follows:

Year ending December 31
2013	$1,640
2014	1,640
2015	26,640
2016	1,640
2017	1,640
Thereafter	54,547
$87,747

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company.

Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note.  Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2012 and 2011 amounted to $225 and $388, respectively and are included within other assets in the accompanying condensed balance sheets.

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

The repurchase agreement has pledged as collateral investment securities available for sale with fair value of $28,051 (face value of $27,835).  The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on the accompanying condensed balance sheets.

(4)	Transactions with Related Parties

The following are the significant related parties transactions made for the three-year period ended December 31, 2012, 2011 and 2010:
	2012	2011	2010
Rent charges to subsidiaries	$6,848	$7,169	$7,468
Interest charged to subsidiaries on notes receivable	1,996	1,971	2,786
Transfers in due to investments purchased	-	-	83,502
Transfers out due to investments sold	-	-	59,911

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
December 31, 2012, 2011 and 2010
(dollar amounts in thousands)

As of December 31, 2012 the Company has three notes receivable from subsidiaries amounting to $57,000 pursuant to the provisions of Article 29.30 of the Puerto Rico Insurance Code. The notes receivable from subsidiaries are due on demand; however, pursuant to the requirements established by the Commissioner of Insurance, the parties agreed that no payment of the total principal nor the interest due on the loans will be made without first obtaining written authorization from the Commissioner of Insurance within at least 60 days prior to the proposed payment date. These notes bear interest at 4.7% at December 31, 2012 and 2011.  Accrued interest at December 31, 2012 and 2011 amounted to $1,190 and $4,111, respectively.

As of December 31, 2012 the Company has a note payable to a subsidiary amounting to $15,000.  The note is due on December 31, 2014 and bears interest at 4.7% at December 31, 2012.  Accrued interest at December 31, 2012 amounted to $8.

Triple-S Management Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands)	Deferred								Amortization of
	Policy								Deferred Policy
	Acquisition		Liability for		Other				Acquisition
	Costs and Value		Future		Policy Claims		Net		Costs and Value	Other	Net
	of Business	Claim	Policy	Unearned	and Benefits	Premium	Investment	Claims	of Business	Operating	Premiums
Segment	Acquired	Liabilities	Benefits	Premiums	Payable	Revenue	Income	Incurred	Acquired	Expenses	Written

2012

Managed care	$-	$284,832	$-	$5,772	$-	$2,033,503	$16,349	$1,806,395	$-	$311,273	$2,034,868
Life insurance	147,398	44,623	276,570	4,354	-	124,687	20,857	66,442	17,116	45,274	124,687
Property and casualty insurance	21,259	87,925	-	85,734	-	97,705	8,851	49,282	28,127	22,387	99,171
Other non-reportable segments, parent company operations and net consolidating entries.	-	(462)	-	-	-	(2,541)	733	(2,260)	-	996	-

Total	$168,657	$416,918	$276,570	$95,860	$-	$2,253,354	$46,790	$1,919,859	$45,243	$379,930	$2,258,726

2011

Managed care	$-	$262,235	$-	$5,645	$-	$1,847,528	$17,543	$1,610,546	$-	$243,366	$1,847,528
Life insurance	134,178	43,386	254,194	3,947	-	113,049	18,521	57,546	17,107	39,173	113,049
Property and casualty insurance	21,610	85,638	-	85,180	-	97,654	9,472	48,162	29,475	24,945	89,946
Other non-reportable segments, parent company operations and net consolidating entries.	-	-	-	-	-	(3,763)	2,690	-	-	(6,476)	-

Total	$155,788	$391,259	$254,194	$94,772	$-	$2,054,468	$48,226	$1,716,254	$46,582	$301,008	$2,050,523

2010

Managed care	$-	$236,170	$-	$4,600	$-	$1,700,252	$19,799	$1,497,756	$-	$201,726	$1,700,252
Life insurance	121,555	41,179	236,523	3,724	-	105,819	17,130	49,804	17,920	37,891	105,819
Property and casualty insurance	24,531	82,861	-	90,017	-	99,193	10,132	49,229	32,910	23,607	95,508
Other non-reportable segments, parent company operations and net consolidating entries.	-	-	-	-	-	(4,164)	2,084	-	-	(9,059)	-

Total	$146,086	$360,210	$236,523	$98,341	$-	$1,901,100	$49,145	$1,596,789	$50,830	$254,165	$1,901,579

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule IV - Reinsurance
For the years ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount (1)	Companies	Companies	Amount	to Net

2012

Life insurance in force	$9,579,944	$3,269,199	$-	$6,310,745	0.0%

Premiums:
Life insurance	$132,234	$7,955	$-	$124,279	0.0%
Accident and health insurance	2,043,102	11,119	-	2,031,983	0.0%
Property and casualty insurance	161,519	64,427	-	97,092	0.0%
Total premiums	$2,336,855	$83,501	$-	$2,253,354	0.0%

2011

Life insurance in force	$9,163,854	$2,716,873	$-	$6,446,981	0.0%

Premiums:
Life insurance	$118,537	$5,833	$-	$112,704	0.0%
Accident and health insurance	1,856,826	12,103	-	1,844,723	0.0%
Property and casualty insurance	160,054	63,013	-	97,041	0.0%
Total premiums	$2,135,417	$80,949	$-	$2,054,468	0.0%

2010

Life insurance in force	$8,926,668	$2,987,054	$-	$5,939,614	0.0%

Premiums:
Life insurance	$111,085	$5,648	$-	$105,437	0.0%
Accident and health insurance	1,708,289	11,206	-	1,697,083	0.0%
Property and casualty insurance	162,326	63,746	-	98,580	0.0%
Total premiums	$1,981,700	$80,600	$-	$1,901,100	0.0%

(1)	Gross premiums amount is presented net of intercompany eliminations of $3,906, $3,763 and $4,164 for the years ended December 31, 2012, 2011 and 2010, respectively.

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts
For the years ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands)

		Additions
	Balance at	Charged to	Charged (Reversal)		Balance at
	Beginning of	Costs and	To Other Accounts	Deductions -	End of
	Period	Expenses	- Describe (1)	Describe (2)	Period
2012

Allowance for doubtful receivables	$23,866	3,236	1,225	(3,898)	$24,429

2011

Allowance for doubtful receivables	$20,034	7,657	(2,002)	(1,823)	$23,866

2010

Allowance for doubtful receivables	$25,234	7,118	(9,967)	(2,351)	$20,034

(1)	Represents premiums adjustment to provide for unresolved reconciliation items with the Government of Puerto Rico and other entities.

(2)	Deductions represent the write-off of accounts deemed uncollectible.

See accompanying independent registered public accounting firm’s report and notes to financial statements.