Form 10-Q
period 2013-03-31
TRIPLE-S MANAGEMENT CORP
filed 2013-05-03
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2013
Common Stock Class A, $1.00 par value	9,042,809
Common Stock Class B, $1.00 par value	19,398,839

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended March 31, 2013

Part I – Financial Information

Item 1.	Financial Statements

Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2013	2012
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,040,241	$1,059,761
Equity securities	289,675	209,722
Securities held to maturity, at amortized cost:
Fixed maturities	5,000	5,000
Policy loans	6,258	6,161
Cash and cash equivalents	62,595	89,564
Total investments and cash	1,403,769	1,370,208
Premiums and other receivables, net	292,003	292,197
Deferred policy acquisition costs and value of business acquired	167,783	168,657
Property and equipment, net	94,781	92,423
Deferred tax asset	31,613	33,548
Goodwill	27,766	27,766
Other assets	70,615	74,545
Total assets	$2,088,330	$2,059,344
Liabilities and Stockholders' Equity
Claim liabilities	$414,124	$416,918
Liability for future policy benefits	281,498	276,570
Unearned premiums	86,322	95,860
Policyholder deposits	114,335	111,692
Liability to Federal Employees' Health Benefits Program (FEHBP)	19,631	21,353
Accounts payable and accrued liabilities	159,152	128,580
Deferred tax liability	32,778	32,934
Short-term borrowings	8,500	30,000
Long-term borrowings	100,778	101,271
Liability for pension benefits	83,392	82,019
Total liabilities	1,300,510	1,297,197
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 9,042,809 at March 31, 2013 and December 31, 2012	9,043	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 19,398,839 and 19,321,944 shares at March 31, 2013 and December 31, 2012, respectively	19,399	19,322
Additional paid-in capital	145,278	144,677
Retained earnings	556,999	539,761
Accumulated other comprehensive income	56,916	49,104
Total Triple-S Management Corporation stockholders' equity	787,635	761,907
Non-controlling interest in consolidated subsididary	185	240
Total stockholders' equity	787,820	762,147
Total liabilities and stockholders’ equity	$2,088,330	$2,059,344

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2013	2012
Revenues:
Premiums earned, net	$549,961	$547,304
Administrative service fees	27,110	27,524
Net investment income	11,367	11,192
Other operating revenues	1,187	1,047
Total operating revenues	589,625	587,067
Net realized investment gains	1,888	1,678
Other income, net	481	1,070
Total revenues	591,994	589,815
Benefits and expenses:
Claims incurred	452,000	475,644
Operating expenses	114,865	102,506
Total operating costs	566,865	578,150
Interest expense	2,384	2,558
Total benefits and expenses	569,249	580,708
Income before taxes	22,745	9,107
Income tax expense (benefit):
Current	5,463	3,028
Deferred	99	(1,421)
Total income taxes	5,562	1,607
Net income	17,183	7,500
Less: Net loss attributable to non-controlling interest	55	14
Net income attributable to Triple-S Management Corporation	$17,238	$7,514
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.61	$0.27
Diluted net income per share	$0.61	$0.26

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2013	2012
Net income	$17,183	$7,500
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	6,642	13,686
Defined benefit pension plan:
Actuarial loss, net	1,249	1,012
Prior service credit, net	(79)	(74)
Total other comprehensive income, net of tax	7,812	14,624
Comprehensive income	24,995	22,124
Comprehensive income attributable to non-controlling interest	55	14
Comprehensive income attributable to Triple-S Management Corporation	$25,050	$22,138

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	2013	2012
Balance at January 1	$761,907	$676,959
Share-based compensation	678	905
Stock issued upon the exercise of stock options	-	606
Repurchase and retirement of common stock	-	(293)
Net current period change in comprehensive income	25,050	22,138
Total Triple-S Management Corporation stockholders' equity	787,635	700,315
Non-controlling interest in consolidated subsididary	185	358
Balance at March 31	$787,820	$700,673

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$17,183	$7,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,259	5,893
Net amortization of investments	1,467	1,132
Provision for doubtful receivables, net	2,772	333
Deferred tax expense (benefit)	99	(1,421)
Net realized investment gain on sale of securities	(1,888)	(1,678)
Share-based compensation	678	905
(Increase) decrease in assets:
Premium and other receivables, net	(2,578)	(17,854)
Deferred policy acquisition costs and value of business acquired	874	(2,378)
Other deferred taxes	1	220
Other assets	1,549	(5,730)
Increase (decrease) in liabilities:
Claim liabilities	(2,794)	12,303
Liability for future policy benefits	4,928	4,847
Unearned premiums	(9,538)	72,311
Policyholder deposits	779	471
Liability to FEHBP	(1,722)	(1,985)
Accounts payable and accrued liabilities	13,096	(708)
Net cash provided by operating activities	31,165	74,161

(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2013	2012
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$15,904	$29,843
Fixed maturities matured/called	29,775	35,482
Equity securities sold	9,246	22,649
Securities held to maturity:
Fixed maturities matured/called	-	300
Acquisition of investments:
Securities available for sale:
Fixed maturities	(31,023)	(62,487)
Equity securities	(76,095)	(40,652)
Securities held to maturity:
Fixed maturities	-	(300)
Other investments	(106)	-
Net inflows (outflows) from policy loans	(97)	69
Acquisition of business, net of cash acquired of $816 in the three months ended March 31, 2012	-	(2,685)
Net capital expenditures	(6,130)	(2,783)
Net cash used in investing activities	(58,526)	(20,564)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	20,521	5,539
Repayments of short-term borrowings	(21,500)	-
Repayments of long-term borrowings	(493)	(490)
Proceeds from exercise of stock options	-	316
Proceeds from policyholder deposits	3,020	6,492
Surrenders of policyholder deposits	(1,156)	(1,727)
Net cash provided by financing activities	392	10,130
Net (decrease) increase in cash and cash equivalents	(26,969)	63,727
Cash and cash equivalents:
Beginning of period	89,564	71,834
End of period	$62,595	$135,561

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited.  In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries.  The consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the U.S. (GAAP) for complete financial statements.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such consolidated interim financial statements have been included.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results for the full year ending December 31, 2013.

(2)	Recent Accounting Standards

In July 2011, the FASB issued guidance to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act.  A health insurer’s portion of the annual fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk for each applicable calendar year.  The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  This guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.  We are currently evaluating the impact, if any, that the adoption of this guidance will have on our financial position or results of operations.

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

The Corporation adopted this guidance in January 1, 2013; there was no significant impact on our financial position or results of operations as a result of the adoption.

In February 5, 2013 the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.  In particular, the guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  This guidance applies to all entities that issue financial statements that are presented in conformity with GAAP and that report items of other comprehensive income.  The Corporation adopted this guidance in January 1, 2013; there was no significant impact on our financial position or results of operations as a result of the adoption.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months ended March 31, 2013 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

(3)	Segment Information

The operations of the Corporation are conducted principally through three business segments: Managed Care, Life Insurance, and Property and Casualty Insurance.  The Corporation evaluates performance based primarily on the operating revenues and operating income of each segment.  Operating revenues include premiums earned, net, administrative service fees, net investment income, and revenues derived from other segments.  Operating costs include claims incurred and operating expenses.  The Corporation calculates operating income or loss as operating revenues less operating costs.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following tables summarize the operations by reportable segment for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
	2013	2012
Operating revenues:
Managed Care:
Premiums earned, net	$493,468	$495,426
Administrative service fees	27,110	27,524
Intersegment premiums /service fees	1,407	1,580
Net investment income	3,921	3,831
Total managed care	525,906	528,361
Life Insurance:
Premiums earned, net	31,727	29,843
Intersegment premiums	112	94
Net investment income	5,295	4,937
Total life insurance	37,134	34,874
Property and Casualty Insurance:
Premiums earned, net	24,766	22,035
Intersegment premiums	153	153
Net investment income	1,975	2,225
Total property and casualty insurance	26,894	24,413
Other segments: *
Intersegment service revenues	3,198	3,631
Operating revenues from external sources	1,187	1,048
Total other segments	4,385	4,679
Total business segments	594,319	592,327
TSM operating revenues from external sources	140	163
Elimination of intersegment premiums	(1,672)	(1,827)
Elimination of intersegment service fees	(3,198)	(3,631)
Other intersegment eliminations	36	35
Consolidated operating revenues	$589,625	$587,067

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2013	2012
Operating income:
Managed care	$20,495	$7,368
Life insurance	4,042	4,381
Property and casualty insurance	384	(1,438)
Other segments *	(533)	(74)
Total business segments	24,388	10,237
TSM operating revenues from external sources	140	163
TSM unallocated operating expenses	(3,967)	(3,680)
Elimination of TSM intersegment charges	2,199	2,197
Consolidated operating income	22,760	8,917
Consolidated net realized investment gains	1,888	1,678
Consolidated interest expense	(2,384)	(2,558)
Consolidated other income, net	481	1,070
Consolidated income before taxes	$22,745	$9,107

Depreciation and amortization expense:
Managed care	$5,439	$5,196
Life insurance	205	158
Property and casualty insurance	136	155
Other segments*	262	174
Total business segments	6,042	5,683
TSM depreciation expense	217	210
Consolidated depreciation and amortization expense	$6,259	$5,893

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2013	2012
Assets:
Managed care	$949,376	$916,712
Life insurance	702,827	691,425
Property and casualty insurance	350,980	356,161
Other segments *	31,268	31,480
Total business segments	2,034,451	1,995,778
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	40,175	41,334
Property and equipment, net	21,214	21,430
Other assets	29,706	29,858
	91,095	92,622
Elimination entries-intersegment receivables and others	(37,216)	(29,056)
Consolidated total assets	$2,088,330	$2,059,344

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2013 and December 31, 2012, were as follows:

	March 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$46,726	$4,490	$-	$51,216
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,319	1,685	-	41,004
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	57,146	1,062	-	58,208
Municipal securities	536,373	59,371	(106)	595,638
Corporate bonds	125,399	20,184	-	145,583
Residential mortgage-backed securities	14,586	520	(9)	15,097
Collateralized mortgage obligations	128,606	5,013	(124)	133,495
Total fixed maturities	948,155	92,325	(239)	1,040,241
Equity securities
Mutual funds	253,443	36,272	(40)	289,675
Total equity securities	253,443	36,272	(40)	289,675
Total	$1,201,598	$128,597	$(279)	$1,329,916

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$56,758	$4,876	$-	$61,634
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,365	1,848	-	41,213
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	63,470	2,277	(2)	65,745
Municipal securities	529,822	59,106	(165)	588,763
Corporate bonds	106,968	22,899	-	129,867
Residential mortgage-backed securities	20,009	551	(52)	20,508
Collateralized mortgage obligations	147,071	5,129	(169)	152,031
Total fixed maturities	963,463	96,686	(388)	1,059,761
Equity securities:
Common stock	16	993	-	1,009
Mutual funds	185,498	23,256	(41)	208,713
Total equity securities	185,514	24,249	(41)	209,722
Total	$1,148,977	$120,935	$(429)	$1,269,483

	March 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$1,793	$97	$-	$1,890
U.S. Treasury securities and obligations of U.S. government instrumentalities	623	209	-	832
Residential mortgage-backed securities	450	41	-	491
Certificates of deposit	2,134	-	-	2,134
Total	$5,000	$347	$-	$5,347

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$1,793	$115	$-	$1,908
U.S. Treasury securities and obligations of U.S. government instrumentalities	623	225	-	848
Residential mortgage-backed securities	450	37	-	487
Certificates of deposit	2,134	-	-	2,134
Total	$5,000	$377	$-	$5,377

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securities available for sale:
Fixed maturities:
Municipal securities	$19,555	$(106)	4	$-	$-	-	$19,555	$(106)	4
Residential mortgage-backed securities	2,162	(9)	1	-	-	-	2,162	(9)	1
Collateralized mortgage obligations	14,280	(124)	4	-	-	-	14,280	(124)	4
Total fixed maturities	35,997	(239)	9	-	-	-	35,997	(239)	9
Equity securities:
Mutual funds	14,960	(40)	3	-	-	-	14,960	(40)	3
Total equity securities	14,960	(40)	3	-	-	-	14,960	(40)	3
Total for securities available for sale	$50,957	$(279)	12	$-	$-	-	$50,957	$(279)	12

	December 31, 2012
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securities available for sale:
Fixed maturities:
Obligations of government-Commonwealth of Puerto Rico and its instrumentalities	$5,770	$(2)	1	$-	$-	-	$5,770	$(2)	1
Municipal securities	27,426	(165)	10	-	-	-	27,426	(165)	10
Residential mortgage-backed securities	5,892	(52)	2	-	-	-	5,892	(52)	2
Collateralized mortgage obligations	20,894	(169)	6	-	-	-	20,894	(169)	6
Total fixed maturities	59,982	(388)	19	-	-	-	59,982	(388)	19
Equity securities:
Mutual funds	-	-	-	2,708	(41)	1	2,708	(41)	1
Total equity securities	-	-	-	2,708	(41)	1	2,708	(41)	1
Total for securities available for sale	$59,982	$(388)	19	$2,708	$(41)	1	$62,690	$(429)	20

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The Corporation regularly monitors and evaluates the difference between the cost and estimated fair value of investments.  For investments with a fair value below cost, the process includes evaluating: (1) the length of time and the extent to which the estimated fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Company’s intent to sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities, and (5) other factors, as applicable.  This process is not exact and requires further consideration of risks such as credit and interest rate risks.  Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, other-than temporary impairment may not be appropriate.  Due to the subjective nature of the Corporation’s analysis, along with the judgment that must be applied in the analysis, it is possible that the Corporation could reach a different conclusion whether or not to record an impairment to a security if it had access to additional information about the investee.  Additionally, it is possible that the investee’s ability to meet future contractual obligations may be different than what the Corporation determined during its analysis, which may lead to a different impairment conclusion in future periods.  If after monitoring and analyzing impaired securities, the Corporation determines that a decline in the estimated fair value of any available-for-sale or held-to-maturity security below cost is other-than-temporary, the carrying amount of the security is reduced to its fair value in accordance with current accounting guidance.  The new cost basis of an impaired security is not adjusted for subsequent increases in estimated fair value.  In periods subsequent to the recognition of an other-than-temporary impairment, the impaired security is accounted for as if it had been purchased on the measurement date of the impairment.  For debt securities, the discount (or reduced premium) based on the new cost basis may be accreted into net investment income in future periods based on prospective changes in cash flow estimates, to reflect adjustments to the effective yield.

The Corporation’s process for identifying and reviewing invested assets for other-than temporary impairments during any quarter includes the following:

●
Identification and evaluation of securities that have possible indications of other-than-temporary impairment, which includes an analysis of all investments with gross unrealized investment losses that represent 20% or more of their cost and all investments with an unrealized loss greater than $100.

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

The Corporation continues to review the investment portfolios under the Corporation’s impairment review policy.  Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

Municipal Securities:  The unrealized losses on the Corporation’s investments in obligations of states of the United States and political subdivisions of the states, were mainly caused by fluctuations in interest rate and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, most of these investments have investment grade ratings.   Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

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

Mutual Funds:  All funds have been in an unrealized loss position for less than twelve months.  These positions are not considered other-than-temporarily impaired because the Company does not have the intent to sell these investments, and the Company has the ability to hold the investments until a market price recovery.

Maturities of investment securities classified as available for sale and held to maturity at March 31, 2013 were as follows:

	March 31, 2013
	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$31,267	$31,675
Due after one year through five years	199,643	209,235
Due after five years through ten years	159,054	176,599
Due after ten years	414,999	474,140
Residential mortgage-backed securities	14,586	15,097
Collateralized mortgage obligations	128,606	133,495
	$948,155	$1,040,241
Securities held to maturity:
Due in one year or less	$2,134	$2,134
Due after five years through ten years	1,793	1,890
Due after ten years	623	832
Residential mortgage-backed securities	450	491
	$5,000	$5,347

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties. Information regarding realized and unrealized gains and losses from investments for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended
	March 31,
	2013	2012
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$994	$1,074
Gross losses from sales	(185)	(113)
Total debt securities	809	961
Securities available for sale:
Gross gains from sales	1,100	1,238
Gross losses from sales	(21)	(521)
Total equity securities	1,079	717
Net realized gains on securities	$1,888	$1,678

	Three months ended
	March 31,
	2013	2012
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$(4,212)	$1,840
Equity securities – available for sale	12,024	13,107
	$7,812	$14,947
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(30)	$(134)

The deferred tax liability on unrealized gains recognized in accumulated other comprehensive income during the three months ended March 31, 2013 and 2012 was $1,172 and $1,261, respectively.

As of March 31, 2013 and December 31, 2012, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The components of net investment income were as follows:

	Three months ended
	March 31,
	2013	2012
Fixed maturities	$9,319	$9,899
Equity securities	1,718	953
Policy loans	114	115
Cash equivalents and interest-bearing deposits	28	27
Other	188	198
Total	$11,367	$11,192

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
Premiums	$123,826	$113,537
Self-funded group receivables	62,825	64,359
FEHBP	11,869	11,707
Agent balances	26,728	34,261
Accrued interest	10,392	11,409
Reinsurance recoverable	50,687	52,063
Other	32,877	29,290
	319,204	316,626
Less allowance for doubtful receivables:
Premiums	15,721	14,416
Other	11,480	10,013
	27,201	24,429
Total premiums and other receivables, net	$292,003	$292,197

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Claim Liabilities

The activity in the total claim liabilities for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended
	March 31,
	2013	2012
Claim liabilities at beginning of period	$416,918	$391,259
Reinsurance recoverable on claim liabilities	(39,051)	(37,234)
Net claim liabilities at beginning of period	377,867	354,025
Incurred claims and loss-adjustment expenses:
Current period insured events	472,056	484,527
Prior period insured events	(25,061)	(13,864)
Total	446,995	470,663
Payments of losses and loss-adjustment expenses:
Current period insured events	217,818	240,761
Prior period insured events	230,676	216,858
Total	448,494	457,619
Net claim liabilities at end of period	376,368	367,069
Reinsurance recoverable on claim liabilities	37,756	36,493
Claim liabilities at end of period	$414,124	$403,562

As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2013 and 2012 is due primarily to better than expected cost and utilization trends.  Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $5,005 and $4,981 during the three months ended March 31, 2013 and 2012, respectively.

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

The Corporation uses observable inputs when available. Fair value is based upon quoted market prices when available. If market prices are not available, the Corporation employs internally-developed models that primarily use market-based inputs including yield curves, interest rates, volatilities, and credit curves, among others. The Corporation limits valuation adjustments to those deemed necessary to ensure that the security’s fair value adequately represents the price that would be received or paid in the marketplace. Valuation adjustments may include consideration of counterparty credit quality and liquidity as well as other criteria.  The estimated fair value amounts are subjective in nature and may involve uncertainties and matters of significant judgment for certain financial instruments.  Changes in the underlying assumptions used in estimating fair value could affect the results.  The fair value measurement levels are not indicative of risk of investment.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The fair value of investment securities is estimated based on quoted market prices for those or similar investments.  Additional information pertinent to the estimated fair value of investment in securities is included in note 4.

The following tables summarize fair value measurements by level at March 31, 2013 and December 31, 2012 for assets measured at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$51,216	$-	$51,216
U.S. Treasury securities and obligations of U.S government instrumentalities	41,004	-	-	41,004
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	58,208	-	58,208
Municipal securities	-	595,638	-	595,638
Corporate bonds	-	145,583	-	145,583
Residential agency mortgage-backed securities	-	15,097	-	15,097
Collateralized mortgage obligations	-	133,495	-	133,495
Total fixed maturities	41,004	999,237	-	1,040,241
Equity securities
Mutual funds	147,140	127,752	14,783	289,675
Total equity securities	147,140	127,752	14,783	289,675
Total	$188,144	$1,126,989	$14,783	$1,329,916

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$61,634	$-	$61,634
U.S. Treasury securities and obligations of U.S government instrumentalities	41,213	-	-	41,213
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	65,745	-	65,745
Municipal securities	-	588,763	-	588,763
Corporate bonds	-	129,867	-	129,867
Residential agency mortgage-backed securities	-	20,508	-	20,508
Collateralized mortgage obligations	-	152,031	-	152,031
Total fixed maturities	41,213	1,018,548	-	1,059,761
Equity securities
Common stock	1,009	-	-	1,009
Mutual funds	134,398	61,493	12,822	208,713
Total equity securities	135,407	61,493	12,822	209,722
Total	$176,620	$1,080,041	$12,822	$1,269,483

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the three months ended March 31, 2013 and 2012.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012 is as follows:

	Three months ended
	March 31, 2013			March 31, 2012
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$12,822	$12,822	$-	$7,094	$7,094
Unrealized gain (loss) in other accumulated comprehensive income	-	961	961	-	(47)	(47)
Purchases	-	1,000	1,000	-	1,335	1,335
Transfers in and/or out of Level 3	-	-	-	-	(1,070)	(1,070)
Ending balance	$-	$14,783	$14,783	$-	$7,312	$7,312

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,258	$-	$6,258	$-	$6,258

Liabilities:
Policyholder deposits	$114,335	$-	$114,335	$-	$114,335
Long-term borrowings:
Loans payable to bank - variable	17,337	-	17,337	-	17,337
Loans payable to bank - fixed	13,441	-	13,441	-	13,441
6.6% senior unsecured notes payable	35,000	-	34,256	-	34,256
6.7% senior unsecured notes payable	10,000	-	9,975	-	9,975
Repurchase agreement	25,000	-	25,847	-	25,847
Total long-term borrowings	100,778	-	100,856	-	100,856
Total liabilities	$215,113	$-	$215,191	$-	$215,191

	December 31, 2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,161	$-	$6,161	$-	$6,161

Liabilities:
Policyholder deposits	$111,692	$-	$111,692	$-	$111,692
Long-term borrowings:
Loans payable to bank - variable	17,747	-	17,747	-	17,747
Loans payable to bank - fixed	13,524	-	13,524	-	13,524
6.6% senior unsecured notes payable	35,000	-	34,213	-	34,213
6.7% senior unsecured notes payable	10,000	-	9,950	-	9,950
Repurchase agreement	25,000	-	25,937	-	25,937
Total long-term borrowings	101,271	-	101,371	-	101,371
Total liabilities	$212,963	$-	$213,063	$-	$213,063

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(8)	Share-Based Compensation

Share-based compensation expense recorded during the three months ended March 31, 2013 and 2012 was $678 and $905, respectively.  During the three months ended March 31, 2012 cash received from stock option exercises was $316.  There were no stock option exercises during the three months ended March 31, 2013.  The impact of these cash receipts is included within the cash flows from financing activities in the accompanying consolidated statement of cash flows.  During the three months ended March 31, 2012, 12,370 shares were repurchased and retired as a result of non-cash exercises of stock options.  No non-cash exercises of stock options were done during the three months ended March 31, 2013.

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain on	pension	comprehensive
	securities	benefits	income
Balance at January 1, 2013	$102,515	$(53,411)	$49,104
Other comprehensive income before reclassifications	8,247	-	8,247
Amounts reclassified from accumulated
Other comprehensive income	(1,605)	1,170	(435)
Net current period change	6,642	1,170	7,812
Balance at March 31, 2013	$109,157	$(52,241)	$56,916

(10)	Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries.  The Corporation and its subsidiaries are subject to Puerto Rico income taxes.  The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income.  As of March 31, 2013, tax years 2008 through 2012 of the Company and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

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

All other corporations within the group are subject to Puerto Rico income taxes as a regular corporation, as defined in the P.R. Internal Revenue Code, as amended.  The holding company within the American Health (“AH”) group of companies is a U.S.-based corporation and is subject to U.S. federal income taxes.  This U.S-based corporation within our group has not provided U.S. deferred taxes on an outside basis difference created as a result of the business combination of AH and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.  The total outside basis difference at December 31, 2012 is estimated at $48,000.  We do not intend to repatriate earnings to fund U.S. and Puerto Rico operations nor do any transaction that would cause a reversal of that outside basis difference.  Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability if such outside basis difference was reversed.

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

(11)	Pension Plan

The components of net periodic benefit cost for the three months ended March 31, 2013 and 2012 were as follows:

	Three months ended
	March 31, 2013
	2013	2012
Components of net periodic benefit cost:
Service cost	$1,023	$1,308
Interest cost	1,952	1,762
Expected return on assets	(1,696)	(1,434)
Amortization of prior service benefit	(113)	(106)
Amortization of actuarial loss	1,784	1,445
Net periodic benefit cost	$2,950	$2,975

Employer contributions:   The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2012 that it expected to contribute $7,000 to its pension program in 2013.  As of March 31, 2013, the Corporation has not made contributions to the pension program.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(12)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012:

	Three months ended
	March 31,
	2013	2012
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$17,238	$7,514
Denominator for basic earnings per share:
Weighted average of common shares	28,285,925	28,332,793
Effect of dilutive securities	84,534	159,111
Denominator for diluted earnings per share	28,370,459	28,491,904
Basic net income per share attributable to TSM	$0.61	$0.27
Diluted net income per share attributable to TSM	$0.61	$0.26

(13)	Contingencies

As of March 31, 2013, the Company is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with applicable insurance and other laws and regulations.

Management believes that the aggregate liabilities, if any, arising from all such claims, assessments, audits and lawsuits will not have a material adverse effect on the consolidated financial position or results of operations of the Company. However, given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could have a material adverse effect on the financial condition, operating results and/or cash flows of the Company. Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.

Additionally, we may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have contractual rights to acquire shares of the Company on favorable terms ("Share Acquisition Agreements") or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.

Hau et al Litigation (formerly known as Jordan et al)

On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Company, the Company's subsidiary Triple-S Salud, Inc. ("TSS") and others in the Court of First Instance for San Juan, Superior Section (the "Court of First Instance"), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12,000. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207,000.  Plaintiffs amended their complaint for the third time in December 2010 and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code. In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Company and TSS. Two of the original plaintiffs were also eliminated from the Third Amended Complaint ("TAC"). The TAC alleges breach of six Share Acquisition Agreements, breach of the provider contract by way of discriminatory audits and improper payment of services rendered. Plaintiffs also allege a claim for libel and slander against a former president of the Company. In January 2011, we filed our response and a counterclaim for malicious prosecution and abuse of process. Discovery has been substantially completed. On April 13, 2012 the Company filed a motion to dismiss and for summary judgment, seeking the dismissal of the TAC, which the plaintiffs opposed. On March 25, 2013, the parties reached an agreement in open court that settles all claims and counterclaims involved in this case (which amount had already been reserved in our books).  The parties are currently working on a written settlement agreement and general release.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Dentists Association Litigation

On February 11, 2009, the Puerto Rico Dentists Association (Colegio de Cirujanos Dentistas de Puerto Rico) filed a complaint in the Court of First Instance against 24 health plans operating in Puerto Rico that offer dental health coverage. The Company and two of its subsidiaries, TSS and Triple-C, Inc. ("TCI"), were included as defendants. This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated.

The complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to dentists so that they are not paid in a timely and complete manner for the covered medically necessary services they render. The complaint also alleges, among other things, violations to the Puerto Rico Insurance Code, antitrust laws, the Puerto Rico racketeering statute, unfair business practices, breach of contract with providers, and damages in the amount of $150,000. In addition, the complaint claims that the Puerto Rico Insurance Companies Association is the hub of an alleged conspiracy concocted by the member plans to defraud dentists. There are numerous available defenses to oppose both the request for class certification and the merits. The Company intends to vigorously defend this claim.

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Company, opposed. Following months of jurisdictional proceedings in the federal court system, the federal district court in Puerto Rico decided to retain jurisdiction on February 8, 2011. The defendants filed a joint motion to dismiss the case on the merits, because the complaint fails to state a claim upon which relief can be granted. On August 31, 2011, the District Court dismissed all of plaintiffs' claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005 (“CAFA”). Plaintiffs moved the court to reconsider its August 31, 2011 decision and the defendants did the same, arguing that the breach of contract claim failed to state a claim upon which relief can be granted. On May 2, 2012, the court denied the plaintiffs' motion. On May 31, 2012, plaintiffs appealed the District Court's dismissal of their complaint and the denial of plaintiffs' motion for reconsideration. The Court of Appeals for the First Circuit dismissed the appeal for lack of jurisdiction. On September 25, 2012 the District Court denied without prejudice the defendants' motion for reconsideration. On October 10, 2012 the parties filed their briefs with respect to class certification.  On March 13, 2013, the district court denied plaintiffs’ request for class certification and ordered the parties to brief the court on whether jurisdiction still exists under CAFA following such denial. On April 24, 2013, all parties briefed the court and are awaiting the court’s decision.

Claims by Heirs of Former Shareholders

The Company and TSS are defending six individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 92 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company's (or its predecessors' or affiliates') articles of incorporation and bylaws was improper.

In one of these cases, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law. The Court of First Instance determined that the plaintiffs' claims are time barred under the local securities law. The plaintiffs appealed, and in January 2012, the Puerto Rico Court of Appeals upheld the dismissal, holding that even if the plaintiffs could have survived the securities law's two-year statute of limitations, their complaint was time-barred under the Civil Code's four-year statute of limitations on claims of fraud. On March 28, 2012 the plaintiffs filed a petition for writ of certiorari before the Puerto Rico Supreme Court that was granted on May 31, 2012. We filed our respondent's brief on October 5, 2012. The parties are waiting for the Supreme Court's decision.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

In the second case, the Puerto Rico Court of First Instance granted the Company’s motion to dismiss on grounds that the complaint was time-barred under the two-year statute of limitations of the securities laws.  On appeal, the Court of Appeals affirmed the decision of the lower court. Plaintiffs filed a petition for certiorari before the Puerto Rico Supreme Court which was granted on January 20, 2012. On January 8, 2013, the Supreme Court ruled that the applicable statute of limitations is the fifteen-year period of the Puerto Rico Civil Code for  collection of monies. On January 28, 2013, the Company  filed a motion to reconsider which was subsequently  denied.  On March 26, 2013, Plaintiffs amended the complaint for the second time and the Company answered it on April 16, 2013.

In the third case, the court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Court of First Instance. Our request for reconsideration was denied in December 2011. The case is again before the Court of First Instance, which held a pretrial hearing on September 27, 2012. The court set another pretrial hearing for February 28, 2013.

The fourth case was filed in November 2011. The Company filed a motion to dismiss on the grounds that the claim is time barred under the local securities laws. While the motion to dismiss was pending, plaintiffs amended their complaint on October 15, 2012.  The Company filed a motion to dismiss the amended complaint.  On January 24, 2013, the court denied the motion to dismiss. The Company answered the complaint on March 8, 2013.  Subsequently, plaintiffs sought to amend their complaint yet again.  The Company opposed plaintiffs’ request and the matter is pending resolution.

The last two cases were filed on March 26, 2013 and April 16, 2013, respectively.  We have not yet responded to either complaint.

Management believes the aforesaid claims are time barred under one or more statutes of limitations and will vigorously defend them on these grounds; however, as a result of the Supreme Court’s decision to deny the applicability of the statute of limitations contained in the local securities law, the claims will likely be litigated on their merits.

Intrusions into Triple-C, Inc. Internet IPA Database

On September 21, 2010, the Company learned from a competitor that a specific internet database managed by its subsidiary TCI containing information pertaining to individuals previously insured by TSS under the Government of Puerto Rico's Health Insurance Plan ("HIP") and to independent practice associations ("IPAs") that provided services to those individuals, had been accessed without authorization by certain of its competitor's employees from September 9 to September 15, 2010. TCI served as a third-party administrator for TSS in the administration of its HIP contracts until September 30, 2010.

The Company conducted an investigation of these events with the assistance of external resources and identified the information that was accessed and downloaded into the competitor's network. The September 2010 intrusions may have potentially compromised protected health information of approximately 398,000 beneficiaries in the North and Metro-North regions of the HIP. The investigation also revealed that protected health information of additional beneficiaries and IPA data from all three HIP regions previously serviced by TSS was accessed separate intrusions into the TCI IPA database from October 2008 to August 2010.

The Company gave public notice of the intrusions and sent written notices to all identifiable beneficiaries potentially affected by the intrusions. It also established a toll-free call center to address inquiries and complaints from the individuals notified. The call center received approximately 1,530 inquiries. However, to date, the Company has not received complaints from potentially affected individuals.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The Company reported these events to the appropriate Puerto Rico and federal government agencies. It then received and complied with requests for information from the Puerto Rico Health Insurance Administration ("ASES", by its acronym in Spanish) and the Office for Civil Rights ("OCR") of the U.S. Department of Health and Human Services, which entities are conducting reviews of these data breaches and TSS' and TCI's compliance with applicable security and privacy rules. ASES levied a fine of $100 on TSS in connection incidents, but following the Company's request for reconsideration, ASES withdrew the fine pending the outcome of the review by OCR. The Company at this time cannot reasonably assess the impact of these proceedings on the Company.

The Company has conducted an assessment of its system-wide data and facility security and has taken measures to strengthen its systems' security and credential management procedures to prevent future intrusions.

On February 11, 2011, the Company filed an action before the Puerto Rico Court of First Instance against certain individuals believed to have participated in the intrusions. The complaint was later amended to include additional defendants, including the Company's competitor. After being removed to the federal District Court for Puerto Rico, this case was recently remanded back to state court and is in its initial pleadings stage.  On April 22, 2013, the state court denied all motions to dismiss filed in the case and ordered the defendants to answer the Complaint.  The state court also ordered the Company to re-serve some individual defendants that had been served while the case was in federal court.  Discovery is scheduled to follow.

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

Plaintiffs seek the reimbursement of funds for the class amounting to $406,600, treble damages under RICO, and equitable relief, including a permanent injunction and declaratory judgment barring defendants from their alleged conduct and practices, along with costs and attorneys' fees.

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

On February 17, 2012, plaintiffs filed their opposition. On April 4, 2012, TSP filed a reply in support of our motion to dismiss. The court denied our motion to dismiss. On October 2, 2012, the court issued an order certifying the class. On October 12, 2012, several defendants, including TSP, filed an appeal before the U.S. Court of Appeals for the First District, requesting the court to vacate the District Court's certification order. The First Circuit denied the authorization to file the writ of appeals. The case is again before the court, pending further proceedings.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

A similar case entitled Maria Margarita Collazo Burgos, et al. v. La Asociación de Suscripcion Conjunta del Seguro de Responsabilidad Obligatorio ("JUA"), et al., was filed against JUA and its members, including TSP, in the Puerto Rico Court of First Instance, San Juan Part on January 28, 2010. This litigation is a putative class action lawsuit brought on behalf of motor vehicle owners in Puerto Rico. Plaintiffs in this lawsuit allege that each of the defendants engaged in similar activities and conduct as those alleged in the Torres Ronda litigation and claim the recovery of $225,000 for the class pertaining to the acquisition and administration costs of the CLI, allegedly charged in violation of the Puerto Rico Insurance Code's provisions prohibiting the illegal traffic of premiums. TSP is vigorously contesting this action.

Given the early stage of these cases, the Company cannot assess the probability of an adverse outcome, or the reasonable financial impact that any such outcome may have on the Company. The Company intends to vigorously defend these lawsuits.

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the BCBSA in a multi-district class action litigation that alleges that the exclusive service area (ESA) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama. Prior to centralization, motions have been filed to dismiss some of the cases. Discovery has not yet commenced. The Company has joined BCBSA in vigorously contesting these claims.

Claims Relating to the Provision of Health Care Services

TSS is a defendant in a lawsuit filed in 2007 by Centro Médico del Turabo, Inc. ("CMT") in state court originally claiming approximately $3,700 for collection of monies due to unpaid invoices for emergency services rendered to TSS-insured patients pursuant to the Puerto Rico Patients' Bill of Rights.  In February 2012, CMT amended the complaint to increase the claimed amount to $9,800.  Discovery began in November 2012.  After careful review of invoices provided by CMT during discovery, TSS determined in April 2013 that a number of these invoices are valid, but believes the dollar amount of such invoices is substantially below the amount claimed.  TSS is vigorously defending this lawsuit.

Several other claims for collection of monies have been filed against TSS in connection with the provision of health care services.  Among them are individual complaints filed before the Puerto Rico Health Insurance Administration by six community health centers that contain similar breach of contract allegations and claim an aggregate of $9,597.  Discovery has not yet commenced in these complaints, and given their early stage, the Company cannot assess for these claims.  However, we believe these complaints are time-barred and intend to vigorously defend them on these and other grounds.

(14)	Business Combination

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

The acquisition is being accounted for under the purchase method of accounting and the health clinic is included in the Company's consolidated financial statements from the January 18, 2012 acquisition date. The allocation of purchase price to the fair value of the acquired assets less the liabilities assumed indicated goodwill of approximately $2,300.  Goodwill will not be deductible for tax purposes and is attributable to synergies and economies of scale expected from the acquisition.

(15)	Subsequent Events

The Company evaluated subsequent events through the date that these consolidated interim financial statements were issued.  No other events have occurred that require disclosure or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months ended March 31, 2013.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2012 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2013 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (“PDP”)) markets.  In the Commercial market we are the largest provider of managed care products.  We offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Reform (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (“Medicaid”), by administering the provision of the physical health component in designated service regions in Puerto Rico.  For the three months ended March 31, 2013, operating income generated under the Medicaid program represented 34% of our consolidated operating income.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.  As of December 31, 2012, we serve approximately 1,721,000 members across all regions of Puerto Rico and U.S. Virgin Islands.  For the three months ended March 31, 2013, our managed care segment represented approximately 90% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.  Our life insurance segment had a market share of approximately 13.1% (in terms of direct premiums) during the year ended December 31, 2011.  Our property and casualty segment had a market share of approximately 8.8% (in terms of direct premiums) during the year ended December 31, 2012.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (“TSS”) and Socios Mayores en Salud Holdings, Inc. (from now on referred to as “American Health” or “AH”).  TSS is a Blue Cross Blue Shield Association (“BCBSA”) licensee, which provides us with exclusive use of the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.  Also, as of January 1, 2013, AH was granted the license to use the names and mark of the BCBSA in Puerto Rico.

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 6% and 4%, respectively, of our consolidated premiums earned, net for the three months ended March 31, 2013.

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

	Three months ended
	March 31,
(Dollar amounts in millions)	2013	2012
Premiums earned, net:
Managed care	$493.9	$495.8
Life insurance	31.8	30.0
Property and casualty insurance	24.9	22.2
Intersegment premiums earned	(0.6)	(0.7)
Consolidated premiums earned, net	$550.0	$547.3
Administrative service fees:
Managed care	$28.1	$28.7
Intersegment administrative service fees	(1.0)	(1.2)
Consolidated administrative service fees	$27.1	$27.5
Operating income:
Managed care	$20.5	$7.4
Life insurance	4.0	4.4
Property and casualty insurance	0.4	(1.4)
Intersegment and other	(2.2)	(1.5)
Consolidated operating income	$22.7	$8.9

Our revenues primarily consist of premiums earned, net and administrative service fees.  These revenues are derived from the sale of managed care products in the Commercial market to employer groups, individuals and government-sponsored programs, principally Medicare.  Premiums are derived from insurance contracts and administrative service fees are derived from self-funded contracts, under which we provide a range of services, including claims administration, billing and membership services, among others.  Revenues also include premiums earned from the sale of property and casualty and life insurance contracts, and investment income and revenues derived from other segments.  Substantially all of our earnings are generated in Puerto Rico.

Claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders.  Each segment’s results of operations depend to a significant extent on their ability to accurately predict and effectively manage claims.  A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period.  Operating expenses consist primarily of compensation, commission payments to brokers and other overhead business expenses.

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

In fiscal year 2011, aggregate personal income was $59.4 billion and personal income per capita was $15,995.  From fiscal year 2000 to fiscal year 2011, total employment decreased at an average annual rate of 0.6%, from 1,150,291 to 1,077,006.  A reduction in total employment began in the fourth quarter of fiscal year 2006 and has continued consistently through fiscal year 2011 due to the current recession and fiscal adjustment measures.  During fiscal year 2012, the unemployment rate has dropped below 14% for the first time in 4 years. However, labor force participation has also decreased and is at a low level of around 40%.

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

Since 2000, the Government of Puerto Rico (the “Government”) has faced a number of fiscal challenges, including a continued imbalance between its general fund revenues and expenditures, reaching its highest level in fiscal year 2009 with a deficit of $3.3 billion.  Deficits were generally bridged through the use of non-recurring measures, such as borrowings, postponing payments to suppliers, and other one-time measures such as the use of derivatives and borrowings collateralized with government-owned real estate.

Recurrent budget deficits have substantially increased the amount of public sector debt. The total outstanding public sector debt amounted to $69.3 billion as of March 31, 2012. Gross National Product as of the end of FY 2011 was $64.1 billion, resulting in a debt/GNP ratio of 108%. Another obligation of the Government is an unfunded liability of the government public pension funds, which have funded ratios below 10%. The Government Employees Retirement System (“ERS”), the biggest of these public pension funds, announced in November 2012 that the total unfunded liability of all funds amounts to $37.3 billion.

In December 2012, Moody’s downgraded Puerto Rico General Obligation debt from Baa1 to Baa3, combined with a negative outlook. In March 2013, Standard & Poor’s downgraded Puerto Rico General Obligation debt to BBB-, combined with a negative outlook. In March 2013, Fitch also downgraded Puerto Rico General Obligation debt to BBB-, combined with a negative outlook. Most related Puerto Rico credits have also been downgraded over the same time period.

The rating agencies cite continued financial deterioration of Puerto Rico, continued weak economic growth forecasts, high and growing debt levels, and a high level of retirement liabilities. The lowest investment grade rating combined with a negative outlook by all rating agencies, reflects the challenge Puerto Rico will face attempting to address the underfunded pension systems from an already weak financial and economic position. We depend on Government contracts for a significant amount of our consolidated revenues.  If the Government is unable to fund payment on these contracts, our results of operations would be materially affected.

In recent years, the Government has been focused on implementing measures to achieve fiscal balance, restore economic growth, finding solutions for its underfunded pension system and thereby safeguarding the investment-grade ratings of its bonds.  Measures taken include (1) a reduction in the amount of Governmental employees, (2) tax reform, (3) privatization of the airport and certain highways through public-private partnerships, and, more recently, (4) a pension reform reducing benefits and increasing retirement age. To address the economic situation in Puerto Rico the Government may take other revenue raising measures, such as amending current taxation law, including sales tax and the implementation of a tax on insurance premiums, which could have a material adverse effect on our business, financial condition and results of operations.

Managed Care – Medicaid Business

The ASO contract with the Puerto Rico Health Insurance Administration (“ASES”), under which we provide services to the medically indigent population in five designated regions, expires on June 30, 2013, the end of the Government’s fiscal year.  As of the date of this Quarterly Report on Form 10-Q, ASES has not issued a request for proposals for the continuation of these services during its 2013-2014 fiscal year.  However, ASES’s Executive Director recently made a public statement indicating that the contracts for the administration of the Medicaid program, which includes ours, will be extended.  He also indicated that the only amendments will be of a procedural nature, with no change in coverage for beneficiaries.  He did not indicate until when the contract will be extended.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of March 31,
	2013	2012
Managed care enrollment:
Commercial 1	686,706	707,768
Medicare 2	113,821	120,007
Medicaid 3	874,169	876,230
Total	1,674,696	1,704,005
Managed care enrollment by funding arrangement:
Fully-insured	579,186	608,639
Self-insured	1,095,510	1,095,366
Total	1,674,696	1,704,005

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
(3)	All are self-funded members.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended
	March 31,
(Dollar amounts in millions)	2013	2012
Revenues:
Premiums earned, net	$550.0	$547.3
Administrative service fees	27.1	27.5
Net investment income	11.3	11.2
Other operating revenues	1.2	1.0
Total operating revenues	589.6	587.0
Net realized investment gains	1.9	1.7
Other income, net	0.5	1.1
Total revenues	592.0	589.8
Benefits and expenses:
Claims incurred	452.0	475.6
Operating expenses	114.9	102.5
Total operating expenses	566.9	578.1
Interest expense	2.4	2.6
Total benefits and expenses	569.3	580.7
Income before taxes	22.7	9.1
Income tax expense	5.5	1.6
Net income attributable to TSM	$17.2	$7.5

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating Revenues

Consolidated premiums earned, net for the three months ended March 31, 2013 increased by $2.7 million or 0.5%, to $550.0 million when compared to the three months ended March 31, 2012.  This increase is the net result of increases in the premiums earned, net of the Life Insurance and the Property and Casualty Insurance segments of $1.8 million and $2.7 million, respectively, offset in part by a $1.9 million decrease in Managed Care premiums mostly driven by a lower member month enrollment across all sectors.

The consolidated administrative service fees of $27.1 million decreased by $0.4 million, or 1.5%, when compared to prior period.

Net Realized Investment Gains

Consolidated net realized investment gains of $1.9 million during the 2013 period are the result of net realized gains, mainly from the sale of debt and equity securities.

Claims Incurred

Consolidated claims incurred decreased by $23.6 million, or 5.0%, to $452.0 million during the three months ended March 31, 2013 when compared to the claims incurred during the three months ended March 31, 2012, mostly in the Medicare and Commercial businesses of the Managed Care segment.  Medical claims incurred in Managed Care decreased mostly as a result of lower utilization and cost trends as well as to the effect of favorable prior period reserve developments, mostly driven by better than expected utilization trends.  The lower member month enrollment in this segment also contributed to the decreased claims incurred. The consolidated loss ratio decreased by 470 basis points to 82.2%.

Operating Expenses

Consolidated operating expenses during the three months ended March 31, 2013 increased by $12.4 million, or 12.1%, to $114.9 million as compared to the operating expenses during the three months ended March 31, 2012.  For the three months ended March 31, 2013, the consolidated operating expense ratio increased by 210 basis points to 19.9%.  The higher operating expenses and operating expenses ratio are mainly related to special technology initiatives, expenses related to the reorganization of the Medicare business, higher payroll and related expenses mostly as a result of recruitment of additional Medicare sales force, and an increase in professional services related to our CMS star ratings efforts.

Income Tax Expense

Consolidated income tax expense during the three months ended March 31, 2013 increased by $3.9 million, to $5.5 million, as compared to the income tax expense for the three months ended March 31, 2012.  The effective tax rate increased by 660 basis points to 24.2%.  The higher effective tax rate is the result of the increase in the taxable income of the Managed Care segment, which operates at a higher effective tax rate.

Managed Care Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2013	2012
Operating revenues:
Medical premiums earned, net:
Commercial	$233.6	$241.6
Medicare	260.3	254.2
Medical premiums earned, net	493.9	495.8
Administrative service fees	28.1	28.7
Net investment income	3.9	3.9
Total operating revenues	525.9	528.4
Medical operating costs:
Medical claims incurred	423.1	448.5
Medical operating expenses	82.3	72.5
Total medical operating costs	505.4	521.0
Medical operating income	$20.5	$7.4
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,395,023	1,467,148
Self-funded	667,176	659,500
Total Commercial member months	2,062,199	2,126,648
Medicare:
Medicare Advantage	322,758	329,944
Stand-alone PDP	24,073	25,271
Total Medicare member months	346,831	355,215
Medicaid member months - Self-funded	2,650,618	2,612,958
Total member months	5,059,648	5,094,821
Medical loss ratio	85.7%	90.5%
Operating expense ratio	15.8%	13.8%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Medical Operating Revenues

Medical premiums earned for the three months ended March 31, 2013 decreased by $1.9 million, or 0.4%, to $493.9 million when compared to the medical premiums earned during the three months ended March 31, 2012.  This decrease is principally the result of the following:

●
Medical premiums generated by the Commercial business decreased by $8.0 million, or 3.3%, to $233.6 million during the three months ended March 31, 2013. This fluctuation is primarily the result of a decrease in member month enrollment by 72,125, or 4.9%, mainly in our rated groups and local government employees sector products, mostly due to the non-renewal of one large commercial account.

●
Medical premiums generated by the Medicare business increased during the three months ended March 31, 2013 by $6.1 million to $260.3 million while member month enrollment decreased by 8,384, or 2.4%, year over year, mostly resulting from changes in product design for 2013.   Increased premiums mostly result from higher risk score estimates in 2013.

Administrative service fees remained in line with prior period, with a slight decrease of $0.6 million, or 2.1%, to $28.1 million during the three months ended March 31, 2013.

Medical Claims Incurred

Medical claims incurred during the three months ended March 31, 2013 decreased by $25.4 million, or 5.7%, to $423.1 million when compared to the three months ended March 31, 2012, reflecting favorable prior period reserve developments and reduced current period claims.  The medical loss ratio (“MLR”) of the segment decreased 480 basis points during the 2013 period, to 85.7%.  These fluctuations are primarily attributed to the effect of the following:

●
The medical claims incurred of the Medicare business decreased by $15.0 million, or 6.5%, during the 2013 period and its MLR decreased by 790 basis points, to 83.1%.  The lower member month enrollment in this sector contributed to the decrease in claims incurred. The MLR excluding prior period reserve developments and risk-score adjustments in the 2013 and 2012 periods presents a decrease of 330 basis points, reflecting lower cost and utilization trends. The decrease also reflects improved drug costs after the new Pharmacy Benefit Manager (“PBM”) contract and the impact of changes in 2013 product design.

●
The medical claims incurred of the Commercial business decreased by $10.4 million, or 4.8%, during the 2013 period mostly due to the lower fully-insured member month enrollment.  The Commercial MLR was 88.4%, which is 140 basis points lower than the MLR for the prior year.  Excluding the effect of favorable prior period reserve developments in 2013 and 2012, the MLR would have increased by 40 basis points.

These cost and utilization trends are not necessarily indicative of the trends we may experience in future periods. In particular, the medical claims incurred in the first quarter of 2013 may have been affected by the occurrence of the Easter holidays in March, as utilization typically declines during these holidays. Furthermore, as explained in note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q, prior period reserve developments generally result from cost and utilization trends that differ from those expected.  The medical claims incurred during the period covered in the Quarterly Report consider the effect of such differences.  See section “Critical Accounting Estimates – Claim Liabilities” in the “Management’s Discussion and Analysis” included in our Annual Report on Form 10-K as of and for the year ended December 31, 2012.

Medical Operating Expenses

Medical operating expenses for the three months ended March 31, 2013 increased by $9.8 million, or 13.5%, to $82.3 million when compared to the three months ended March 31, 2012.  The operating expense ratio increased by 140 basis points, from 13.8% in 2012 to 15.8% in 2013. This increase is mainly related to on-going special project initiatives related to TSS’s core system upgrade to QNXT 5.0, expenses related to the on-going reorganization of the MA business, higher payroll and related expenses mostly as a result of recruitment of additional MA sales force, and in increase in professional services related to our CMS star ratings efforts.

Life Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2013	2012
Operating revenues:
Premiums earned, net:
Premiums earned	$33.8	$32.0
Premiums earned ceded	(2.0)	(2.0)
Premiums earned, net	31.8	30.0
Net investment income	5.3	4.9
Total operating revenues	37.1	34.9
Operating costs:
Policy benefits and claims incurred	16.8	14.8
Underwriting and other expenses	16.3	15.7
Total operating costs	33.1	30.5
Operating income	$4.0	$4.4
Additional data:
Loss ratio	52.8%	49.3%
Operating expense ratio	51.3%	52.3%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating Revenues

Premiums earned, net for the three months ended March 31, 2013 increased by $1.8 million, or 6.0% to $31.8 million when compared to the three months ended March 31, 2012 as a result of overall business growth.  Such increase is mostly related to new sales in the Individual Life and Cancer business, which presented a combined year over year increase of $1.8 million, or 6.3%.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the three months ended March 31, 2013 increased by $2.0 million, or 13.5%, to $16.8 million when compared to the three months ended March 31, 2012.  This is the result of a higher amount of claims received in the 2013 period, particularly in the individual life and cancer products.  As a result, the loss ratio for the period increased from 49.3% in 2012 to 52.8% in 2013, or 350 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the three month period ended March 31, 2013 increased $0.6 million, or 3.8%, to $16.3 million when compared to the three months ended March 31, 2012, mostly related to a lower amount of expenses capitalized as Deferred Policy Acquisition Costs.  The operating expenses ratio decreased by 100 basis points from 52.3% in 2012 to 51.3% in 2013 as a result of the increase in volume of business during the three months ended March 31, 2013 as compared to the three months period ended March 31, 2012.

Property and Casualty Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2013	2012
Operating revenues:
Premiums earned, net:
Premiums written	$31.0	$33.8
Premiums ceded	(13.2)	(14.2)
Change in unearned premiums	7.1	2.6
Premiums earned, net	24.9	22.2
Net investment income	2.0	2.2
Total operating revenues	26.9	24.4
Operating costs:
Claims incurred	12.7	12.8
Underwriting and other expenses	13.8	13.0
Total operating costs	26.5	25.8
Operating income (loss)	$0.4	$(1.4)
Additional data:
Loss ratio	51.0%	57.7%
Operating expense ratio	55.4%	58.6%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Operating Revenues

Total premiums written during the three months ended March 31, 2013 decreased by $2.8 million, or 8.3%, to $31.0 million, mostly resulting from lower sales of Dwelling insurance products.

Premiums ceded to reinsurers during the three months ended March 31, 2013 decreased by $1.0 million, or 7.0%, to $13.2 million.  The ratio of premiums ceded to premiums written increased by 60 basis points, from 42.0% in 2012 to 42.6% in 2013, mostly resulting from a change in the mix of business subscribed during 2013.

The change in unearned premiums presented an increase of $4.5 million, to $7.1 million during the three months ended March 31, 2013, primarily as the result of the lower volume of premiums written in 2013.

Claims Incurred

Claims incurred during the three months ended March 31, 2013 decreased by $0.1 million, or 0.8%, to $12.7 million.  The loss ratio decreased by 670 basis points, to 51.0% during this period as a result of a favorable loss experience, mostly in the Commercial Auto line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the three months ended March 31, 2013 increased by $0.8 million, or 6.2%, to $13.8 million, primarily due to a higher net commission expense resulting from an increase in the amortization of deferred policy acquisition costs.  The operating expense ratio decreased by 320 basis points during the same period, to 55.4% in 2013.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended
	March 31,
(Dollar amounts in millions)	2013	2012
Sources of cash:
Cash provided by operating activities	$31.2	$74.2
Proceeds from policyholder deposits	3.0	6.5
Proceeds from exercise of stock options	-	0.3
Other	20.4	5.6
Total sources of cash	54.6	86.6
Uses of cash:
Net purchases of investment securities	(52.3)	(15.2)
Net capital expenditures	(6.1)	(2.8)
Repayments of long-term borrowings	(0.5)	(0.5)
Repayments of short-term borrowings	(21.5)	-
Surrenders of policyholder deposits	(1.2)	(1.7)
Acquisition of business, net of cash acquired of $0.8	-	(2.7)
Total uses of cash	(81.6)	(22.9)
Net increase (decrease) in cash and cash equivalents	$(27.0)	$63.7

Cash flow from operating activities decreased by $43.0 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, principally due to a decrease in premium collections by $63.5 million.  The lower premium collections primarily result from the collection in March 2012 of approximately $80 million related to the CMS April 2012 premiums, which advance collection did not occur during the current period, and the Managed Care Segment decreased membership enrollment.  This fluctuation is offset in part by the effect of a decrease in claims paid by $10.2 million, cash paid to suppliers and employees by $4.7 million, and the income taxes paid, by $4.6 million.

During the three months ended March 31, 2013 we received $3.0 million in policyholder deposits, this represents a decrease $3.5 million when compared to the prior year and is the result of lower sales of annuity products.

The increase in other sources of cash is attributed to changes in the amount of outstanding checks over bank balances in the 2013 period.

Net acquisition of investment securities were $37.1 million higher during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, primarily resulting from the investment of excess cash flows from operations.

Net capital expenditures increased by $3.3 million for the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, principally due to special projects initiatives related to information technology.

Net payments of short-term borrowings increased by $21.5 million during the three months ended March 31, 2013, addressing timing differences between cash receipts and disbursements.

On January 18, 2012, we acquired a controlling stake in a health clinic in Puerto Rico at a cost of $2.7 million, net of $0.8 million of cash acquired.  There was no acquisition of business during the three months ended March 31, 2013.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of March 31, 2013, we had $235.0 million of available credit under these facilities.  There are $8.5 million outstanding short-term borrowings under these facilities as of March 31, 2013.

As of March 31, 2013, we had the following long-term borrowings:

●
On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes due January 2021 (the 6.7% notes).  On September 10, 2012 we repaid $25.0 million of the principal of these senior unsecured notes.

●
On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).  On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

●
On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures in November 2015.  This repurchase agreement pays interests on a quarterly basis at 1.96%. At March 31, 2013 investment securities available for sale with fair value of $36.9 million (face value of $34.9 million) were pledged as collateral under this agreement.

The 6.6% notes and the 6.7% notes contain certain non-financial covenants.  At March 31, 2013, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of March 31, 2013, this secured loan had an outstanding balance of $17.3 million and average annual interest rate of 1.33%.

This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of March 31, 2013 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

As part of the acquisition transaction of the controlling stake in a health clinic, we assumed a term loan with balance of $13.4 million as of March 31, 2013.  The loan requires monthly payments of $0.1 million, including principal and interest, is due on December 23, 2014 with a final payment of $12.9 million and bears interest at an annual rate of 4.75%

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business.  We have exposure to market risk mostly in our investment activities.  For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices.  No material changes have occurred in our exposure to financial market risks since December 31, 2012.  A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, management, under the supervision and with the participation of the chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the “disclosure controls and procedures” (as such term is defined under Exchange Act Rule 13a-15(e)) of the Corporation and its subsidiaries. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ending March 31, 2013, the Company did not repurchase any shares of its Class B common stock pursuant to the $30 million repurchase program authorized by our board of directors in September 2010 (“the 2010 repurchase program”).  On March 6, 2013, the Company announced its intention to convert 7 million of the 9 million outstanding Class A shares into Class B shares and to concurrently conduct a marketed secondary public offering for all or a substantial majority of the converted shares.  The Company also announced its intention to repurchase up to $30 million in Class B shares in the offering (the “Secondary Offering”).  On March 23, 2013, the Company discontinued its 2010 stock repurchase program in anticipation of the Secondary Offering.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2013 and 2012 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).
31.2*	Certification of the Vice President, Chief Financial Officer and Chief Accounting Officer required by Rule 13a-14(a)/15d-14(a).
32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.
32.2*	Certification of the Vice President, Chief Financial Officer and Chief Accounting Officer required pursuant to 18 U.S.C Section 1350.

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

Triple-S Management Corporation
Registrant

Date:	May 3, 2013	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date:	May 3, 2013	By:	/s/ Amílcar L. Jordán-Pérez
Amílcar L. Jordán-Pérez
Vice President,
Chief Financial Officer and
Chief Accounting Officer