Form 10-Q
period 2013-06-30
TRIPLE-S MANAGEMENT CORP
filed 2013-08-08
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2013
Common Stock Class A, $1.00 par value	2,380,686
Common Stock Class B, $1.00 par value	25,093,744

TRIPLE-S MANAGEMENT CORPORATION

FORM 10-Q

For the Quarter Ended June 30, 2013

Part I – Financial Information

Item 1.  Financial Statements

Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2013	2012
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,019,090	$1,059,761
Equity securities	273,945	209,722
Securities held to maturity, at amortized cost:
Fixed maturities	4,979	5,000
Policy loans	6,337	6,161
Cash and cash equivalents	55,821	89,564
Total investments and cash	1,360,172	1,370,208
Premiums and other receivables, net	337,711	292,197
Deferred policy acquisition costs and value of business acquired	170,566	168,657
Property and equipment, net	93,339	92,423
Deferred tax asset	38,348	33,548
Goodwill	27,766	27,766
Other assets	68,274	74,545
Total assets	$2,096,176	$2,059,344
Liabilities and Stockholders' Equity
Claim liabilities	$413,271	$416,918
Liability for future policy benefits	287,729	276,570
Unearned premiums	92,002	95,860
Policyholder deposits	114,804	111,692
Liability to Federal Employees' Health Benefits Program (FEHBP)	13,516	21,353
Accounts payable and accrued liabilities	185,881	128,580
Deferred tax liability	26,002	32,934
Short-term borrowings	28,095	30,000
Long-term borrowings	100,288	101,271
Liability for pension benefits	84,756	82,019
Total liabilities	1,346,344	1,297,197
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 2,380,686 and 9,042,809 at June 30, 2013 and December 31, 2012, respectively	2,381	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 25,093,744 and 19,321,944 shares at June 30, 2013 and December 31, 2012, respectively	25,094	19,322
Additional paid-in capital	128,474	144,677
Retained earnings	577,141	539,761
Accumulated other comprehensive income	16,621	49,104
Total Triple-S Management Corporation stockholders' equity	749,711	761,907
Non-controlling interest in consolidated subsididary	121	240
Total stockholders' equity	749,832	762,147
Total liabilities and stockholders’ equity	$2,096,176	$2,059,344

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Premiums earned, net	$556,035	$582,246	$1,105,996	$1,129,550
Administrative service fees	28,543	27,768	55,653	55,292
Net investment income	12,019	11,562	23,386	22,754
Other operating revenues	1,212	1,105	2,399	2,152
Total operating revenues	597,809	622,681	1,187,434	1,209,748
Net realized investment gains	1,661	458	3,549	2,136
Other income (loss), net	366	(154)	847	916
Total revenues	599,836	622,985	1,191,830	1,212,800
Benefits and expenses:
Claims incurred	460,818	496,249	912,818	971,893
Operating expenses	120,225	102,268	235,090	204,774
Total operating costs	581,043	598,517	1,147,908	1,176,667
Interest expense	2,426	2,667	4,810	5,225
Total benefits and expenses	583,469	601,184	1,152,718	1,181,892
Income before taxes	16,367	21,801	39,112	30,908
Income tax expense (benefit):
Current	3,768	3,744	9,231	6,772
Deferred	(7,479)	1,041	(7,380)	(380)
Total income taxes	(3,711)	4,785	1,851	6,392
Net income	20,078	17,016	37,261	24,516
Less: Net loss attributable to non-controlling interest	64	19	119	33
Net income attributable to Triple-S Management Corporation	$20,142	$17,035	$37,380	$24,549
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.72	$0.60	$1.33	$0.87
Diluted net income per share	$0.72	$0.60	$1.33	$0.86

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$20,078	$17,016	$37,261	$24,516
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(41,164)	6,484	(34,522)	20,170
Defined benefit pension plan:
Actuarial loss, net	927	1,118	2,176	2,130
Prior service credit, net	(58)	(82)	(137)	(156)
Total other comprehensive income (loss), net of tax	(40,295)	7,520	(32,483)	22,144
Comprehensive income (loss)	(20,217)	24,536	4,778	46,660
Comprehensive loss attributable to non-controlling interest	64	19	119	33
Comprehensive income (loss) attributable to Triple-S Management Corporation	$(20,153)	$24,555	$4,897	$46,693

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	2013	2012
Balance at January 1	$761,907	$676,959
Share-based compensation	1,163	1,360
Stock issued upon the exercise of stock options	315	606
Repurchase and retirement of common stock	(18,571)	(930)
Net current period change in comprehensive income	4,897	46,693
Total Triple-S Management Corporation stockholders' equity	749,711	724,688
Non-controlling interest in consolidated subsididary	121	339
Balance at June 30	$749,832	$725,027

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$37,261	$24,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,214	11,801
Net amortization of investments	3,028	2,447
Provision for doubtful receivables, net	3,404	535
Deferred tax benefit	(7,380)	(380)
Net realized investment gain on sale of securities	(3,549)	(2,136)
Share-based compensation	1,163	1,360
(Increase) decrease in assets:
Premium and other receivables, net	(42,396)	(32,625)
Deferred policy acquisition costs and value of business acquired	(1,909)	(5,936)
Other deferred taxes	-	369
Other assets	1,896	(3,588)
Increase (decrease) in liabilities:
Claim liabilities	(3,647)	30,635
Liability for future policy benefits	11,159	10,510
Unearned premiums	(3,858)	88,148
Policyholder deposits	1,592	1,040
Liability to FEHBP	(7,837)	(4,769)
Accounts payable and accrued liabilities	23,142	3,558
Net cash provided by operating activities	24,283	125,485

(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2013	2012
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$35,173	$55,080
Fixed maturities matured/called	62,494	64,292
Equity securities sold	76,966	29,217
Securities held to maturity:
Fixed maturities matured/called	520	10,580
Acquisition of investments:
Securities available for sale:
Fixed maturities	(100,054)	(114,064)
Equity securities	(131,862)	(76,134)
Securities held to maturity:
Fixed maturities	(500)	(560)
Other investments	(116)	(246)
Net inflows (outflows) from policy loans	(176)	140
Acquisition of business, net of cash acquired of $816 in the six months ended June 30, 2012	-	(2,685)
Net capital expenditures	(8,639)	(5,680)
Net cash used in investing activities	(66,194)	(40,060)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	27,786	(10,135)
Net change in short-term borrowings	(1,905)	2,855
Repayments of long-term borrowings	(983)	(976)
Repurchase and retirement of common stock	(18,250)	(637)
Proceeds from exercise of stock options	-	316
Proceeds from policyholder deposits	6,580	19,587
Surrenders of policyholder deposits	(5,060)	(3,311)
Net cash provided by financing activities	8,168	7,699
Net (decrease) increase in cash and cash equivalents	(33,743)	93,124
Cash and cash equivalents:
Beginning of period	89,564	71,834
End of period	$55,821	$164,958

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

On May 16, 2013, the Corporation, in connection with a registered underwritten secondary public offering of its Class B common stock (the “Offering”), entered into an underwriting agreement (the “Underwriting Agreement”) with certain shareholders of the Corporation (the “Selling Shareholders”), pursuant to which the Selling Shareholders sold to the underwriters an aggregate of 6,210,423 shares (the “Shares”) of Class B common stock at a price of $18.25 per share.  The Shares included 810,055 shares of Class B common stock purchased pursuant to the over-allotment option granted to the Underwriters pursuant to the Underwriting Agreement. The Corporation purchased and retired 1,000,000 shares in the Offering at a price of $18.25 per share. The Corporation did not receive any proceeds from the sale of the Shares by the Selling Shareholders.

During the three months ended June 30, 2013, we recorded an out-of-period adjustment that affected the consolidated results of operations for the three months ended March 31, 2013, as well as those of our Managed Care segment. The out-of-period adjustment was related to an amount accrued as incentives to providers. The effect of this out-of-period adjustment would have increased the consolidated and Managed Care claims incurred by $2,100 during the three months ended March 31, 2013. As a result of this out-of-period adjustment the consolidated net income for the three months ended March 31, 2013 was overstated by $1,500. We assessed the impact of the adjustment needed to account for this error in its appropriate period and concluded that recording the adjustment in the three months ended June 30, 2013, rather than restating the quarter affected, was quantitatively and qualitatively not material to the results of operations, financial position, or cash flows corresponding to each of the quarters in the six-month period ended June 30, 2013.

In the opinion of management all adjustments necessary for a fair presentation of such consolidated interim financial statements have been included.  The results of operations for the three months and six months ended June 30, 2013 are not necessarily indicative of the results for the full year ending December 31, 2013.

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

In July 18, 2013, the FASB issued guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carry-forward or a tax credit carry-forward exists.  In particular, the guidance provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, with one exception.  That exception states that, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This guidance is effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2013.  We are currently evaluating the impact, if any, the adoption of this guidance will have on the financial position or results of operations.

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the six months ended June 30, 2013 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following tables summarize the operations by reportable segment for the three months and six months ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating revenues:
Managed Care:
Premiums earned, net	$498,942	$528,125	$992,410	$1,023,551
Administrative service fees	28,543	27,768	55,653	55,292
Intersegment premiums /service fees	1,366	1,553	2,773	3,133
Net investment income	4,113	3,953	8,034	7,784
Total managed care	532,964	561,399	1,058,870	1,089,760
Life Insurance:
Premiums earned, net	31,985	30,693	63,712	60,536
Intersegment premiums	104	101	216	195
Net investment income	5,719	5,160	11,014	10,097
Total life insurance	37,808	35,954	74,942	70,828
Property and Casualty Insurance:
Premiums earned, net	25,108	23,428	49,874	45,463
Intersegment premiums	154	154	307	307
Net investment income	2,061	2,272	4,036	4,497
Total property and casualty insurance	27,323	25,854	54,217	50,267
Other segments: *
Intersegment service revenues	2,032	3,622	5,230	7,253
Operating revenues from external sources	1,213	1,106	2,400	2,154
Total other segments	3,245	4,728	7,630	9,407
Total business segments	601,340	627,935	1,195,659	1,220,262
TSM operating revenues from external sources	117	141	257	304
Elimination of intersegment premiums	(1,624)	(1,808)	(3,296)	(3,635)
Elimination of intersegment service fees	(2,032)	(3,622)	(5,230)	(7,253)
Other intersegment eliminations	8	35	44	70
Consolidated operating revenues	$597,809	$622,681	$1,187,434	$1,209,748

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Operating income:
Managed care	$13,396	$18,623	$33,891	$25,991
Life insurance	3,675	4,034	7,717	8,415
Property and casualty insurance	188	3,549	572	2,111
Other segments *	20	235	(513)	161
Total business segments	17,279	26,441	41,667	36,678
TSM operating revenues from external sources	117	141	257	304
TSM unallocated operating expenses	(2,800)	(4,614)	(6,767)	(8,294)
Elimination of TSM intersegment charges	2,170	2,196	4,369	4,393
Consolidated operating income	16,766	24,164	39,526	33,081
Consolidated net realized investment gains	1,661	458	3,549	2,136
Consolidated interest expense	(2,426)	(2,667)	(4,810)	(5,225)
Consolidated other income, net	366	(154)	847	916
Consolidated income before taxes	$16,367	$21,801	$39,112	$30,908

Depreciation and amortization expense:
Managed care	$5,139	$5,154	$10,578	$10,350
Life insurance	210	170	415	328
Property and casualty insurance	130	143	266	298
Other segments*	262	227	524	401
Total business segments	5,741	5,694	11,783	11,377
TSM depreciation expense	214	215	431	424
Consolidated depreciation and amortization expense	$5,955	$5,909	$12,214	$11,801

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets:
Managed care	$993,986	$916,712
Life insurance	690,860	691,425
Property and casualty insurance	358,298	356,161
Other segments *	30,961	31,480
Total business segments	2,074,105	1,995,778
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	28,252	41,334
Property and equipment, net	20,998	21,430
Other assets	43,806	29,858
	93,056	92,622
Elimination entries-intersegment receivables and others	(70,985)	(29,056)
Consolidated total assets	$2,096,176	$2,059,344

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2013 and December 31, 2012, were as follows:

	June 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$43,879	$2,221	$(257)	$45,843
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,179	1,461	-	40,640
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	51,779	754	(8)	52,525
Municipal securities	574,535	33,181	(4,715)	603,001
Corporate bonds	139,713	13,134	(1,073)	151,774
Residential mortgage-backed securities	12,701	364	(32)	13,033
Collateralized mortgage obligations	109,048	3,411	(185)	112,274
Total fixed maturities	970,834	54,526	(6,270)	1,019,090
Equity securities
Mutual funds	242,207	35,170	(3,432)	273,945
Total equity securities	242,207	35,170	(3,432)	273,945
Total	$1,213,041	$89,696	$(9,702)	$1,293,035

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$56,758	$4,876	$-	$61,634
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,365	1,848	-	41,213
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	63,470	2,277	(2)	65,745
Municipal securities	529,822	59,106	(165)	588,763
Corporate bonds	106,968	22,899	-	129,867
Residential mortgage-backed securities	20,009	551	(52)	20,508
Collateralized mortgage obligations	147,071	5,129	(169)	152,031
Total fixed maturities	963,463	96,686	(388)	1,059,761
Equity securities:
Common stock	16	993	-	1,009
Mutual funds	185,498	23,256	(41)	208,713
Total equity securities	185,514	24,249	(41)	209,722
Total	$1,148,977	$120,935	$(429)	$1,269,483

	June 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$1,793	$67	$-	$1,860
U.S. Treasury securities and obligations of U.S. government instrumentalities	623	158	-	781
Residential mortgage-backed securities	449	34	-	483
Certificates of deposit	2,114	-	-	2,114
Total	$4,979	$259	$-	$5,238

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

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$28,759	$(257)	3	$-	$-	-	$28,759	$(257)	3
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	5,820	(8)	1	-	-	-	5,820	(8)	1
Municipal securities	146,862	(4,715)	36	-	-	-	146,862	(4,715)	36
Corporate bonds	34,330	(1,073)	16	-	-	-	34,330	(1,073)	16
Residential mortgage-backed securities	6,985	(32)	4	-	-	-	6,985	(32)	4
Collateralized mortgage obligations	8,819	(67)	3	3,845	(118)	1	12,664	(185)	4
Total fixed maturities	231,575	(6,152)	63	3,845	(118)	1	235,420	(6,270)	64
Equity securities:
Mutual funds	75,763	(3,432)	13	-	-	-	75,763	(3,432)	13
Total equity securities	75,763	(3,432)	13	-	-	-	75,763	(3,432)	13
Total for securities available for sale	$307,338	$(9,584)	76	$3,845	$(118)	1	$311,183	$(9,702)	77

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The Corporation continues to review the investment portfolios under the Corporation’s impairment review policy.  Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.  The Corporation from time to time may sell investments as part of its asset/liability management process or to reposition its investment portfolio based on current and expected market conditions.

Obligations of Government-Sponsored Enterprises, Obligations of the Commonwealth of Puerto Rico and its Instrumentalities and Municipal Securities:  The unrealized losses on the Corporation’s investments in obligations of states of the United States and political subdivisions of the states, Commonwealth of Puerto Rico and its instrumentalities and municipal securities were mainly caused by fluctuations in interest rate and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings.   Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Maturities of investment securities classified as available for sale and held to maturity at June 30, 2013 were as follows:

	June 30, 2013
	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$51,632	$52,004
Due after one year through five years	210,664	216,766
Due after five years through ten years	162,118	170,400
Due after ten years	424,671	454,613
Residential mortgage-backed securities	12,701	13,033
Collateralized mortgage obligations	109,048	112,274
	$970,834	$1,019,090
Securities held to maturity:
Due in one year or less	$2,114	$2,114
Due after five years through ten years	1,793	1,860
Due after ten years	623	781
Residential mortgage-backed securities	449	483
	$4,979	$5,238

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Information regarding realized and unrealized gains and losses from investments for the three months and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$1,407	$558	$2,401	$1,632
Gross losses from sales	(463)	(76)	(648)	(189)
Total debt securities	944	482	1,753	1,443
Equity securities:
Securities available for sale:
Gross gains from sales	1,531	224	2,631	1,462
Gross losses from sales	(814)	(248)	(835)	(769)
Total equity securities	717	(24)	1,796	693
Net realized gains on securities	$1,661	$458	$3,549	$2,136

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$(43,830)	$11,217	$(48,042)	13,057
Equity securities – available for sale	(4,494)	(3,580)	7,530	9,527
	$(48,324)	$7,637	$(40,512)	$22,584
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(88)	$(17)	$(118)	$(151)

The deferred tax liability on net unrealized gains change recognized in accumulated other comprehensive income during the six months ended June 30, 2013 and 2012 was ($5,990) and $3,377, respectively.

As of June 30, 2013 and December 31, 2012, no individual investment in securities exceeded 10% of stockholders’ equity.

The components of net investment income were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Fixed maturities	$8,907	$9,448	$18,226	$19,347
Equity securities	2,801	1,740	4,519	2,693
Policy loans	118	116	232	231
Cash equivalents and interest-bearing deposits	17	27	45	54
Other	176	231	364	429
Total	$12,019	$11,562	$23,386	$22,754

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
Premiums	$146,658	$113,537
Self-funded group receivables	64,705	64,359
FEHBP	11,823	11,707
Agent balances	39,744	34,261
Accrued interest	11,555	11,409
Reinsurance recoverable	50,941	52,063
Other	40,118	29,290
	365,544	316,626
Less allowance for doubtful receivables:
Premiums	16,735	14,416
Other	11,098	10,013
	27,833	24,429
Total premiums and other receivables, net	$337,711	$292,197

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Claim Liabilities

The activity in the total claim liabilities for the three months and six months ended June 30, 2013 and 2012 was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Claim liabilities at beginning of period	$414,124	$403,562	$416,918	$391,259
Reinsurance recoverable on claim liabilities	(37,756)	(36,493)	(39,051)	(37,234)
Net claim liabilities at beginning of period	376,368	367,069	377,867	354,025
Incurred claims and loss-adjustment expenses:
Current period insured events	456,981	490,275	929,037	974,804
Prior period insured events	(2,493)	222	(27,554)	(13,642)
Total	454,488	490,497	901,483	961,162
Payments of losses and loss-adjustment expenses:
Current period insured events	418,433	436,321	636,251	677,084
Prior period insured events	35,673	36,475	266,349	253,333
Total	454,106	472,796	902,600	930,417
Net claim liabilities at end of period	376,750	384,770	376,750	384,770
Reinsurance recoverable on claim liabilities	36,521	37,124	36,521	37,124
Claim liabilities at end of period	$413,271	$421,894	$413,271	$421,894

As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended June 30, 2013 and the six months ended June 30, 2013 and 2012 is due primarily to better than expected cost and utilization trends.  The amount in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended June 30, 2012 is due primarily to higher than anticipated utilization trends.  Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $6,330 and $11,335 during the three and six months ended June 30, 2013, respectively. The change in the liability for future policy benefits during the three and six months ended June 30, 2012 amounted to $5,752 and $10,731, respectively.

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

The following tables summarize fair value measurements by level at June 30, 2013 and December 31, 2012 for assets measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$45,843	$-	$45,843
U.S. Treasury securities and obligations of U.S government instrumentalities	40,640	-	-	40,640
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	52,525	-	52,525
Municipal securities	-	603,001	-	603,001
Corporate bonds	-	151,774	-	151,774
Residential agency mortgage-backed securities	-	13,033	-	13,033
Collateralized mortgage obligations	-	112,274	-	112,274
Total fixed maturities	40,640	978,450	-	1,019,090
Equity securities
Mutual funds	150,263	107,328	16,354	273,945
Total equity securities	150,263	107,328	16,354	273,945
Total	$190,903	$1,085,778	$16,354	$1,293,035

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$61,634	$-	$61,634
U.S. Treasury securities and obligations of U.S government instrumentalities	41,213	-	-	41,213
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	65,745	-	65,745
Municipal securities	-	588,763	-	588,763
Corporate bonds	-	129,867	-	129,867
Residential agency mortgage-backed securities	-	20,508	-	20,508
Collateralized mortgage obligations	-	152,031	-	152,031
Total fixed maturities	41,213	1,018,548	-	1,059,761
Equity securities
Common stock	1,009	-	-	1,009
Mutual funds	134,398	61,493	12,822	208,713
Total equity securities	135,407	61,493	12,822	209,722
Total	$176,620	$1,080,041	$12,822	$1,269,483

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the three months and six months ended June 30, 2013 and 2012.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2013 and 2012 is as follows:

	Three months ended
	June 30, 2013			June 30, 2012
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$14,783	$14,783	$-	$7,312	$7,312
Unrealized gain in other accumulated comprehensive income	-	1,062	1,062	-	458	458
Purchases	-	509	509	-	1,244	1,244
Ending balance	$-	$16,354	$16,354	$-	$9,014	$9,014

	Six months ended
	June 30, 2013			June 30, 2012
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$12,822	$12,822	$-	$7,094	$7,094
Unrealized gain in other accumulated comprehensive income	-	2,024	2,024	-	411	411
Purchases	-	1,508	1,508	-	2,579	2,579
Transfers in and/or out of Level 3	-	-	-	-	(1,070)	(1,070)
Ending balance	$-	$16,354	$16,354	$-	$9,014	$9,014

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,337	$-	$6,337	$-	$6,337

Liabilities:
Policyholder deposits	$114,804	$-	$114,804	$-	$114,804
Long-term borrowings:
Loans payable to bank - variable	16,927	-	16,927	-	16,927
Loans payable to bank - fixed	13,361	-	13,361	-	13,361
6.6% senior unsecured notes payable	35,000	-	34,169	-	34,169
6.7% senior unsecured notes payable	10,000	-	9,926	-	9,926
Repurchase agreement	25,000	-	25,705	-	25,705
Total long-term borrowings	100,288	-	100,088	-	100,088
Total liabilities	$215,092	$-	$214,892	$-	$214,892

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

Share-based compensation expense recorded during the three months and six months ended June 30, 2013 was $485 and $1,163, respectively.  Share-based compensation expense recorded during the three months and six months ended June 30, 2012 was $455 and $1,360, respectively.  During the six months ended June 30, 2012 cash received from stock options exercised was $316.  The impact of these cash receipts is included within the cash flows from financing activities in the accompanying consolidated statement of cash flows.  There was no cash received from stock option exercises during the six months ended June 30, 2013.  During the six months ended June 30, 2013 and 2012, 14,095 and 12,370 shares, respectively, were repurchased and retired as a result of non-cash exercises of stock options.

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss), net of tax, are as follows:

	Net unrealized gain on securities	Liability for pension benefits	Accumulated other comprehensive income (loss)
Balance at January 1, 2013	$102,515	$(53,411)	$49,104
Other comprehensive income (loss) before reclassifications	(31,505)	-	(31,505)
Amounts reclassified from accumulated other comprehensive income (loss)	(3,017)	2,039	(978)
Net current period change	(34,522)	2,039	(32,483)
Balance at June 30, 2013	$67,993	$(51,372)	$16,621

Reclassifications out of accumulated other comprehensive income (loss) related to the net unrealized gain on securities affected the net realized investment gains line item in the accompanying consolidated statements of earnings.   Also, reclassifications out of accumulated other comprehensive income (loss) related to the liability for pension benefits affected the liability for pension benefits line item in the accompanying consolidated balance sheets.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(10)	Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries.  The Corporation and its subsidiaries are subject to Puerto Rico income taxes.  The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes on foreign source dividend income.  As of June 30, 2013, tax years 2008 through 2012 of the Company and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

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

On June 30, 2013 the Governor of Puerto Rico signed into law Puerto Rico’s Act No. 40 and other Acts, which among other things, provide for an increase of the maximum corporate income tax rate from 30% to 39%.  This tax rate applies to fiscal years starting after December 31, 2012.  These new laws also include the amendments to the computations of the corporate alternative minimum tax that includes the consideration of an additional tax on gross receipts, and a special premium tax of 1% to premiums earned after June 30, 2013, except for annuities, premiums derived from Medicare Advantage, Medicaid, or the government of Puerto Rico’s miSalud program.

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

As a result of the recently enacted amendments to the income tax law in Puerto Rico mentioned above, the Corporation adjusted the value of its deferred taxes, resulting in a benefit of $7,700 for the three months ended June 30, 2013.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(11)	Pension Plan

The components of net periodic benefit cost for the three months and six months ended June 30, 2013 and 2012 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$1,023	$1,438	$2,046	$2,746
Interest cost	1,952	1,963	3,904	3,725
Expected return on assets	(1,696)	(1,639)	(3,392)	(3,073)
Amortization of prior service benefit	(113)	(117)	(226)	(223)
Amortization of actuarial loss	1,784	1,597	3,568	3,042
Net periodic benefit cost	$2,950	$3,242	$5,900	$6,217

Employer contributions:   The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2012 that it expected to contribute $7,000 to its pension program in 2013.  As of June 30, 2013, the Corporation has not made contributions to the pension program.

(12)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2013 and 2012:

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$20,142	$17,035	$37,380	$24,549
Denominator for basic earnings per share:
Weighted average of common shares	27,825,150	28,349,711	28,054,362	28,341,252
Effect of dilutive securities	101,451	116,047	94,409	139,887
Denominator for diluted earnings per share	27,926,601	28,465,758	28,148,771	28,481,139
Basic net income per share attributable to TSM	$0.72	$0.60	$1.33	$0.87
Diluted net income per share attributable to TSM	$0.72	$0.60	$1.33	$0.86

(13)	Contingencies

As of June 30, 2013, the Company is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance of Puerto Rico, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with applicable insurance and other laws and regulations.

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

Hau et al Litigation (formerly known as Jordan et al)

On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Company, the Company's subsidiary Triple-S Salud, Inc. ("TSS") and others in the Court of First Instance for San Juan, Superior Section (the "Court of First Instance"), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12,000. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207,000.  Plaintiffs amended their complaint for the third time in December 2010 and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code. In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Company and TSS. Two of the original plaintiffs were also eliminated from the Third Amended Complaint ("TAC"). The TAC alleges breach of six Share Acquisition Agreements, breach of the provider contract by way of discriminatory audits and improper payment of services rendered. Plaintiffs also allege a claim for libel and slander against a former president of the Company. In January 2011, we filed our response and a counterclaim for malicious prosecution and abuse of process. Discovery has been substantially completed. On April 13, 2012 the Company filed a motion to dismiss and for summary judgment, seeking the dismissal of the TAC, which the plaintiffs opposed. On March 25, 2013, the parties reached an agreement in open court that settles all claims and counterclaims involved in this case (which amount had already been reserved in our books).  The parties executed a written settlement agreement and general release and, on May 8, 2013, jointly moved the court to dismiss the complaint with prejudice. The parties are awaiting the court’s judgment granting their motion.

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

In the second case, the Puerto Rico Court of First Instance granted the Company’s motion to dismiss on grounds that the complaint was time-barred under the two-year statute of limitations of the securities laws.  On appeal, the Court of Appeals affirmed the decision of the lower court. Plaintiffs filed a petition for certiorari before the Puerto Rico Supreme Court which was granted on January 20, 2012. On January 8, 2013, the Supreme Court ruled that the applicable statute of limitations is the fifteen-year period of the Puerto Rico Civil Code for collection of monies. On January 28, 2013, the Company filed a motion for reconsideration which was subsequently denied.  On March 26, 2013, Plaintiffs amended the complaint for the second time and the Company answered on April 16, 2013.  Discovery is ongoing.

In the third case, the court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Court of First Instance. Our request for reconsideration was denied in December 2011. Trial is set to begin September 19, 2013.

The fourth case was filed on November 29, 2011. The Company filed a motion to dismiss on the grounds that the claim is time barred under the local securities laws. While the motion to dismiss was pending, plaintiffs amended their complaint on October 15, 2012.  The Company filed a motion to dismiss the amended complaint.  On January 24, 2013, the court denied the motion to dismiss. The Company answered the complaint on March 8, 2013.  Subsequently, plaintiffs amended their complaint and the Company filed its response on June 13, 2013. Discovery is ongoing.

The fifth case was filed on March 26, 2013, and the Company filed its response on May 16, 2013.  Discovery is ongoing.

The sixth case was filed on April 16, 2013 and the Company filed its response on June 21, 2013.  On June 28, 2013, the court of First Instance ordered the plaintiff to reply to the Company’s response specifically on the matter of the statutes of limitations applicable to the complaint.

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

The Company conducted an investigation of these events with the assistance of external resources and identified the information that was accessed and downloaded into the competitor's network. The September 2010 intrusions may have potentially compromised protected health information of approximately 398,000 beneficiaries in the North and Metro-North regions of the HIP. The investigation also revealed that protected health information of additional beneficiaries and IPA data from all three HIP regions previously serviced by TSS was accessed during separate intrusions into the TCI IPA database from October 2008 to August 2010.

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

On February 11, 2011, the Company filed an action before the Puerto Rico Court of First Instance against certain individuals believed to have participated in the intrusions. The complaint was later amended to include additional defendants, including the Company's competitor. After being removed to the federal District Court for Puerto Rico, this case was recently remanded to state court and is in its initial pleadings stage.  On April 22, 2013, the state court denied all motions to dismiss filed in the case and ordered the defendants to answer the complaint.  The state court also ordered the Company to re-serve some individual defendants that had been served while the case was in federal court. All Defendants have been served now and there are six parties who have requested extensions to answer.  Discovery is scheduled to follow.

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

On December 30, 2011, TSP and other insurance companies filed a joint motion to dismiss, arguing that plaintiffs' claims are barred by the filed rate doctrine, inasmuch a suit cannot be brought, even under RICO, to amend the compulsory liability insurance rates that were approved by the Puerto Rico Legislature and the Commissioner of Insurance of Puerto Rico. The motion also argues that since RICO is not a federal statute that specifically relates to the business of insurance, and its application in the claims at issue would frustrate state policy and interfere with Puerto Rico's insurance administrative regime, the McCarran-Ferguson Act precludes plaintiffs' claims. Finally, TSP argued that plaintiffs failed to allege the necessary elements of an actionable RICO claim, or, in the alternative, their damages claim is time barred.

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

Given the early stage of this case, the Company cannot assess the probability of an adverse outcome, or the reasonable financial impact that the outcome may have on the Company. The Company intends to vigorously defend this lawsuit.

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the BCBSA in a multi-district class action litigation that alleges that the exclusive service area (ESA) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama. Prior to centralization, motions have been filed to dismiss some of the cases and are pending the court’s decision.  Discovery has not yet commenced. The Company has joined BCBSA in vigorously contesting these claims.

Claims Relating to the Provision of Health Care Services

TSS is a defendant in a lawsuit filed in 2007 by Centro Médico del Turabo, Inc. ("CMT") in state court originally claiming approximately $3,700 for collection of monies due to unpaid invoices for emergency services rendered to TSS-insured patients pursuant to the Puerto Rico Patients' Bill of Rights.  In February 2012, CMT amended the complaint to increase the claimed amount to $9,800.  Discovery began in November 2012.  After careful review of invoices provided by CMT during discovery, TSS determined in April 2013 that a number of these invoices are valid, but believes the amount due to CMT is substantially below the amount claimed.  TSS is vigorously defending this lawsuit.

Several other claims for collection of monies have been filed against TSS in connection with the provision of health care services.  Among them are individual complaints filed before the Puerto Rico Health Insurance Administration by six community health centers that contain similar breach of contract allegations and claim an aggregate of $9,597.  Discovery has not yet commenced in these complaints, and given their early stage, the Company cannot assess the probability of an adverse outcome or the reasonable financial impact that any such outcome may have on the Company.  However, we believe these complaints are time-barred and intend to vigorously defend them on these and other grounds.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and six months ended June 30, 2013.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2012 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months and six months ended June 30, 2013 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (“PDP”)) markets.  In the Commercial market we are the largest provider of managed care products.  We offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Reform (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (“Medicaid”), by administering the provision of the physical health component in designated service regions in Puerto Rico.  For the six months ended June 30, 2013, operating income generated under the Medicaid program represented 31% of our consolidated operating income.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”  See also sub-caption “Recent Developments—Managed Care–Medicaid Business” of this Quarterly Report on Form 10-Q.

We have the exclusive right to use the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.  As of December 31, 2012, we serve approximately 1,700,000 members across all regions of Puerto Rico and U.S. Virgin Islands.  For the six months ended June 30, 2013, our managed care segment represented approximately 90% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.  Our life insurance segment had a market share of approximately 13.9% (in terms of direct premiums) during the year ended December 31, 2012.  Our property and casualty segment had a market share of approximately 8.8% (in terms of direct premiums) during the year ended December 31, 2012.

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

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 6% and 4%, respectively, of our consolidated premiums earned, net for the six months ended June 30, 2013.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2013	2012	2013	2012
Premiums earned, net:
Managed care	$499.3	$528.5	$993.2	$1,024.3
Life insurance	32.1	30.7	63.9	60.7
Property and casualty insurance	25.3	23.6	50.2	45.8
Intersegment premiums earned	(0.7)	(0.6)	(1.3)	(1.3)
Consolidated premiums earned, net	$556.0	$582.2	$1,106.0	$1,129.5
Administrative service fees:
Managed care	$29.6	$28.9	$57.7	$57.6
Intersegment administrative service fees	(1.0)	(1.1)	(2.0)	(2.3)
Consolidated administrative service fees	$28.6	$27.8	$55.7	$55.3
Operating income:
Managed care	$13.4	$18.6	$33.9	$26.0
Life insurance	3.7	4.0	7.7	8.4
Property and casualty insurance	0.2	3.5	0.6	2.1
Intersegment and other	(0.5)	(1.9)	(2.7)	(3.4)
Consolidated operating income	$16.8	$24.2	$39.5	$33.1

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

Recent Developments

Puerto Rico’s Economy

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of fiscal year 2006, during which the real gross national product grew by only 0.5%.  For fiscal years 2007, 2008, 2009, 2010 and 2011 the real gross national product contracted by 1.1%, 2.9%, 3.8%, 3.4%, and 1.5% respectively. For fiscal year 2012 Puerto Rico’s gross national product grew by 0.1%.  The latest projections of the Puerto Rico Planning Board (the “Planning Board”) made in April 2013, which took into account the preliminary results for fiscal year 2012, the estimated effects on the Puerto Rico economy of the United States’ budget sequestration, the end of the American Recovery and Reinvestment Act (ARRA) funds, the impact of the initial phase of the tax reform, the recent initiatives to promote private employment creation, the end of the local stimulus plan, and other economic factors, it is projected that Puerto Rico’s real gross national product for fiscal year 2013 will decrease by 0.4%. Puerto Rico’s real gross national product for fiscal year 2014 is forecasted to grow by 0.2%.

In fiscal year 2012, aggregate personal income was $59.4 billion and personal income per capita was $15,995.  From fiscal year 2000 to fiscal year 2012, total employment decreased at an average annual rate of 0.9%, from 1,150,291 to 1,035,465.  A reduction in total employment began in the fourth quarter of fiscal year 2007 and has continued consistently through fiscal year 2012 due to the current recession and contractionary fiscal adjustment measures.  According to the Puerto Rico Department of Labor and Human Resources Household Employment Survey, known as the “Household Survey”), total employment fell by 1.1% in fiscal year 2012 and remained virtually stationary, with a negative 0.1% growth for the first nine months of fiscal year 2013. The unemployment rate for fiscal year 2012 and for the first nine months of fiscal year 2013 was 15.2% and 14.2%, respectively.

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

Since 2000, the Government of Puerto Rico (“the Government”) has faced a number of fiscal challenges, including a continued imbalance between its general fund revenues and expenditures, reaching its highest level in fiscal year 2009 with a deficit of $3.3 billion.  Deficits were generally bridged through the use of non-recurring measures, such as borrowings, postponing payments to suppliers, and other one-time measures such as the use of derivatives and borrowings collateralized with government-owned real estate.

Recurrent budget deficits have substantially increased the amount of public sector debt. The total outstanding public sector debt amounted to $70.4 billion as of March 31, 2013. Gross National Product as of the end of FY 2012 was $69.5 billion, resulting in a debt/GNP ratio of 107%. Another obligation of the Government is an unfunded liability of the government public pension funds, which have funded ratios below 10%. The Government Employees Retirement System (“ERS”), the biggest of these public pension funds, announced in November 2012 that the total unfunded liability of all funds amounts to $37.3 billion.

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

In recent years, the Government has been focused on implementing measures to achieve fiscal balance, restore economic growth, find solutions for its underfunded pension system and thereby safeguard the investment-grade ratings of its bonds.  Measures taken include (1) a reduction in the amount of Governmental employees, (2) tax reform, (3) privatization of the airport and certain highways through public-private partnerships, and, more recently, (4) a pension reform reducing benefits and increasing retirement age.  To address the economic situation in Puerto Rico, on June 30, 2013 the Governor of Puerto Rico signed House Bill 1073 (Act 40-2013) and other Bills, such as HB 1172  (Act 46-2013) and 991 (Act 42-2013) into law.  These new laws represent significant changes to the Puerto Rico Internal Revenue Code of 2011, as amended (“2011 Code”).  Relevant amendments to the 2011 Code impacting income taxes include the expansion of the corporate alternative minimum tax and individual alternative basic tax in lieu of the proposed "National Gross Receipts Tax", a moratorium on tax credits, modified excise taxes, sales and use taxes, and taxes on insurance premiums.  These changes, as applicable, have been considered and recorded in the Corporation’s financial statements as of and for the six months ended June 30, 2013.   In addition to the changes in the 2011 Code, the Government of Puerto Rico may take other revenue raising measures, which could have a material adverse effect on our business, financial condition and results of operations.

Managed Care – Medicaid Business

On July 1, 2013, TSS, amended and restated its agreement with the Puerto Rico Health Insurance Administration ("ASES" by its Spanish acronym).  The amended and restated agreement (the "Contract") extends the administration of the provision of the physical health component of the Medicaid program in service regions in the Commonwealth of Puerto Rico currently administered by TSS for a 12-month period.  The Contract also transfers the administration of the three remaining service regions to TSS upon completion of a transition period ending no later than October 1, 2013 (the "Transition").  The Contract expires on June 30, 2014.  TSS will receive a per-member per-month administrative fee for its services and will not bear the insurance risk of the program.  As customary, this contract needs to be approved by CMS, ASES is currently in the process of obtaining such approval.

Under the terms of the Contract, TSS is a third-party administrator responsible for the provision of administrative services to Medicaid enrollees in the following designated regions: West, North, Metro North, San Juan, Northeast, Virtual (which covers services provided throughout Puerto Rico to children in foster care and certain victims of domestic violence) and, after completion of the Transition, Southwest, Southeast and East.  The administrative services to be provided include case, disease and utilization management, network management and credentialing, enrollment and enrollee services and claims administration, among others.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of June 30,
	2013	2012
Managed care enrollment:
Commercial 1	678,544	710,115
Medicare 2	113,984	122,151
Medicaid 3	898,180	889,091
Total	1,690,708	1,721,357
Managed care enrollment by funding arrangement:
Fully-insured	576,525	607,164
Self-insured	1,114,183	1,114,193
Total	1,690,708	1,721,357

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
(3)	All are self-funded members.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2013	2012	2013	2012
Revenues:
Premiums earned, net	$556.0	$582.2	$1,106.0	$1,129.5
Administrative service fees	28.6	27.8	55.7	55.3
Net investment income	12.0	11.5	23.4	22.8
Other operating revenues	1.2	1.2	2.3	2.2
Total operating revenues	597.8	622.7	1,187.4	1,209.8
Net realized investment gains	1.7	0.5	3.6	2.1
Other income, net	0.3	(0.2)	0.8	0.9
Total revenues	599.8	623.0	1,191.8	1,212.8
Benefits and expenses:
Claims incurred	460.8	496.2	912.8	971.9
Operating expenses	120.2	102.3	235.1	204.8
Total operating expenses	581.0	598.5	1,147.9	1,176.7
Interest expense	2.5	2.7	4.8	5.2
Total benefits and expenses	583.5	601.2	1,152.7	1,181.9
Income before taxes	16.3	21.8	39.1	30.9
Income tax expense (benefit)	(3.7)	4.8	1.8	6.4
Net income	20.0	17.0	37.3	24.5
Less: net loss attributable to non-controlling interest	0.1	-	0.1	-
Net income attributable to TSM	$20.1	$17.0	$37.4	$24.5

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating Revenues

Consolidated premiums earned, net decreased by $26.2 million, or 4.5%, to $556.0million during the three months ended June 30, 2013 when compared to the three months ended June 30, 2012; mostly due to a decrease in Managed Care premiums resulting from lower member month enrollment in the Commercial and Medicare business, combined with lower risk score adjustments from CMS in 2013 as compared to 2012.

The consolidated administrative service fees remained in line during the three months ended June 30, 2013 when compared with the three months ended June 30, 2012.

Net Realized Investment Gains

Consolidated net realized investment gains of $1.7 million during the 2013 period mostly result the result of net realized gains from the sale of debt and equity securities.

Claims Incurred

Consolidated claims incurred decreased by $35.4 million, or 7.1%, to $460.8 million during the three months ended June 30, 2013 when compared to the claims incurred during the three months ended June 30, 2012.  This decrease is mostly due to lower claims in the Managed Care segment resulting from lower member month enrollment in the Commercial and Medicare businesses, and lower utilization and cost trends in the Medicare business.  The claims incurred in the Property and Casualty segment increased during this period as the result of an unfavorable loss experience, mostly in the Commercial Auto line of business.  The consolidated loss ratio decreased by 230 basis points to 82.9%.

Operating Expenses

Consolidated operating expenses during the three months ended June 30, 2013 increased by $17.9 million, or 17.5%, to $120.2 million as compared to the operating expenses during the three months ended June 30, 2012.  For the three months ended June 30, 2013, the consolidated operating expense ratio increased by 380 basis points to 20.6%.  The higher operating expenses and operating expenses ratio are mainly related to special technology initiatives, expenses related to the reorganization of the Medicare business, higher payroll and related expenses mostly as a result of recruitment of additional Medicare sales force, and an increase in professional services related to our CMS star ratings efforts.

Income Tax Expense (Benefit)

Consolidated income tax expense (benefit) during the three months ended June 30, 2013 decreased by $8.5 million, to a benefit of $3.7 million, as compared to the income tax expense during the three months ended June 30, 2012, primarily due to the effect of a one time $7.7 million adjustment to the consolidated net deferred tax assets after an increase in the enacted tax rate from 30% to 39%, net of the additional tax expense due to the aforementioned tax rate increase that was effective January 1, 2013.  Consequently, the effective tax rate decreased from 22.0% during the three months ended June 30, 2012 to a benefit rate of 22.7% during the three months ended June 30, 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating Revenues

Consolidated premiums earned, net decreased by $23.5 million, or 2.1%, to $1,106.0 million during the six months ended June 30, 2013 when compared to the six months ended June 30, 2012.  The decrease was mostly the result of the lower member month enrollment in the Medicare and Commercial business and the receipt of lower risk score adjustments from CMS in 2013 as compared to 2012.

The consolidated administrative service fees remained in line during the 2013 period when compared with the 2012 period.

Net Realized Investment Gains

Consolidated net realized investment gains of $3.6 million during the 2013 period are the result of net realized gains from the sale of debt and equity securities.

Claims Incurred

Consolidated claims incurred decreased by $59.1 million, or 6.1%, to $912.8 million during the six months ended June 30, 2013 when compared to the claims incurred during the six months ended June 30, 2012.  This decrease in the claims incurred of the Managed Care segment result the lower member month enrollment and lower utilization and cost trends in the Medicare and Commercial business.  This decrease was partially offset by an increase in claims of the Life and Property and Casualty segments.  The consolidated loss ratio decreased by 350 basis points to 82.5%.

Operating Expenses

Consolidated operating expenses during the six months ended June 30, 2013 increased by $30.3 million, or 14.8%, to $235.1 million as compared to the operating expenses during the six months ended June 30, 2012.  For the six months ended June 30, 2013, the consolidated operating expense ratio increased by 290 basis points to 20.2%. The higher operating expenses and operating expenses ratio are mainly related to special technology initiatives, expenses related to the reorganization of the Medicare business, higher payroll and related expenses mostly as a result of recruitment of additional Medicare sales force.  In 2012, the sales efforts for some MA products were outsourced.  Professional services also reflect an increase related to our CMS star ratings efforts.

Income Tax Expense

Consolidated income tax expense during the six months ended June 30, 2013 decreased by $4.6 million, to $1.8 million, as compared to the income tax expense during the six months ended June 30, 2012. This decrease is primarily due to the effect of a $7.7 million adjustment to the consolidated net deferred tax assets after an increase in the enacted tax rate from 30% to 39%, net of the additional tax expense due to the aforementioned tax rate increase that was effective January 1, 2013.  Consequently, the effective tax rate decreased by 1610 basis points from 20.7% during the six months ended June 30, 2012, to 4.6% during the six months ended June 30, 2013.

Managed Care Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2013	2012	2013	2012
Operating revenues:
Medical premiums earned, net:
Commercial	$238.7	$242.8	$472.3	$484.4
Medicare	260.6	285.7	520.9	539.9
Medical premiums earned, net	499.3	528.5	993.2	1,024.3
Administrative service fees	29.6	28.9	57.7	57.6
Net investment income	4.1	3.9	8.0	7.8
Total operating revenues	533.0	561.3	1,058.9	1,089.7
Medical operating costs:
Medical claims incurred	428.6	469.0	851.8	917.5
Medical operating expenses	91.0	73.7	173.2	146.2
Total medical operating costs	519.6	542.7	1,025.0	1,063.7
Medical operating income	$13.4	$18.6	$33.9	$26.0
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,388,125	1,459,127	2,783,148	2,926,275
Self-funded	656,408	672,128	1,323,584	1,331,628
Total Commercial member months	2,044,533	2,131,255	4,106,732	4,257,903
Medicare:
Medicare Advantage	315,656	339,026	638,414	668,970
Stand-alone PDP	24,365	25,424	48,438	50,695
Total Medicare member months	340,021	364,450	686,852	719,665
Medicaid member months - Self-funded	2,670,314	2,641,905	5,320,932	5,254,863
Total member months	5,054,868	5,137,610	10,114,516	10,232,431
Medical loss ratio	85.8%	88.7%	85.8%	89.6%
Operating expense ratio	17.2%	13.2%	16.5%	13.5%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Medical Operating Revenues

Medical premiums earned for the three months ended June 30, 2013 decreased by $29.2 million, or 5.5%, to $499.3 million when compared to the medical premiums earned during the three months ended June 30, 2012.  This decrease is principally the result of the following:

•	Medical premiums generated by the Medicare business decreased during the three months ended June 30, 2013 by $25.1 million, or 8.8%, to $260.6 million. This fluctuation primarily results from the overall decrease in the member month enrollment of this business by approximately 24,000, or 6.7%, when compared with the same period in 2012, attributed to decreased sales of our non-dual offerings. Also contributing to the decrease in premiums during this period is the receipt of lower risk score adjustments from CMS as compared to 2012. The three months ended June 30, 2013 and 2012 include the net effect of approximately $6.8 million and $15.3 million, respectively, related to CMS risk scores adjustments corresponding to prior periods.

•	Medical premiums generated by the Commercial business decreased by $4.1 million, or 1.7%, to $238.7 million during the three months ended June 30, 2013, primarily resulting from the overall decrease in the member month enrollment of this business by approximately 87,000, or 4.1%. This decrease is partially offset by a moderate increase in average premium rates of approximately 3.3%.

Administrative service fees remained in line during the three months ended June 30, 2013 when compared with the three months ended June 30, 2012. The increase of $0.7 million, or 2.4%, during the 2013 period results from a higher Medicaid self-funded member month enrollment partially offset by a decrease in the Commercial self-funded membership.

Medical Claims Incurred

Medical claims incurred during the three months ended June 30, 2013 decreased by $40.4 million, or 8.6%, to $428.6 million when compared to the three months ended June 30, 2012.  The medical loss ratio (“MLR”) of the segment decreased 290 basis points during the 2013 period, to 85.8%.  These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Medicare business decreased by $34.0 million, or 13.4% during 2013 and its MLR decreased by 450 basis points, to 84.1% for the three months ended June 30, 2013. Excluding the effect of risk-score premium adjustments and prior period reserve developments in the 2013 and 2012 periods the MLR decreased 50 basis points, mostly as the result of improved drug costs in AH after the new Pharmacy Benefit Manager (“PBM”) contract and the impact of changes in 2013 product design, partially offset by higher utilization trends during this period.

•	The medical claims incurred of the Commercial business decreased by $5.7 million, or 2.6%, during the 2013 period mostly due to the lower fully-insured member month enrollment. The Commercial MLR was 87.5%, which is 90 basis points lower than the MLR for the prior year. Excluding the effect of prior period reserve developments in both periods, the MLR increased by 160 basis points, reflecting higher utilization and cost trends in the 2013 period.

Medical Operating Expenses

Medical operating expenses for the three months ended June 30, 2013 increased by $17.3 million, or 23.5%, to $91.0 million when compared to the three months ended June 30, 2012.  The operating expense ratio increased by 400 basis points, from 13.2% in 2012 to 17.2% in 2013.  This increase is mainly related to on-going special project initiatives related to TSS’s core system upgrade to QNXT 5.0, expenses related to the on-going reorganization of the MA business, higher payroll and related expenses mostly as a result of recruitment of additional MA sales force, a fine to the MA business assessed by a local regulatory agency, and an increase in professional services related to our CMS star ratings efforts.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Medical Operating Revenues

Medical premiums earned for the six months ended June 30, 2013 decreased by $31.1 million, or 3.0%, to $993.2 million when compared to the medical premiums earned during the six months ended June 30, 2012.  This decrease is principally the result of the following:

•	Medical premiums generated by the Medicare business decreased during the six months ended June 30, 2013 by $19.0 million, or 3.5%, to $520.9 million. This fluctuation is the result of an overall decrease in the member month enrollment of this business by approximately 33,000, or 4.6%, when compared with the same period in 2012. Decrease in member month enrollment was attributed to lower sales of our non-dual offerings. Also contributing to this fluctuation is the receipt of a lower risk score adjustments from CMS in 2013 as compared to 2012. The six months ended June 30, 2013 and 2012 include the net effect of approximately $3.1 million and $10.2 million, respectively, related to CMS final risk scores adjustments corresponding to prior periods.

•	Medical premiums generated by the Commercial business decreased by $12.1 million, or 2.5%, to $472.3 million during the six months ended June 30, 2013. This fluctuation is primarily the result of a decrease in member month enrollment by approximately 151,000, or 3.6%, which was partially offset by an increase in average premium rates of approximately 2.5%. The decrease in member month enrollment is mostly due to the non-renewal of one large commercial account.

Administrative service fees remained in line when compared with the six months period ended June 30, 2012.

Medical Claims Incurred

Medical claims incurred during the six months ended June 30, 2013 decreased by $65.7 million, or 7.2%, to $851.8 million when compared to the six months ended June 30, 2012.  The MLR of the segment decreased 380 basis points during the 2013 period, to 85.8%.  These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Medicare business decreased by $49.0 million, or 10.1% during the 2013 period and its MLR was 83.6%, which is 620 basis points lower than the MLR for the prior year. The lower member month enrollment in this sector contributed to the decrease in claims incurred. Excluding the effect of risk-score premium adjustments and prior period reserve developments in the 2013 and 2012 periods, the MLR decreased by 390 basis points, mostly as the result of lower utilization and cost trends. The decrease also reflects improved drug costs after the new PBM contract in AH and the impact of changes in 2013 product design.

•	The medical claims incurred of the Commercial business decreased by $15.1 million, or 3.5%, during the 2013 period mostly due to the lower fully-insured member month enrollment. The commercial MLR was 88.0%, which is 90 basis points lower than the MLR for the prior year. Excluding the effect of favorable prior period reserve developments in 2013 and 2012, the MLR would have increased by 40 basis points.

Medical Operating Expenses

Medical operating expenses for the six months ended June 30, 2013 increased by $27.0 million, or 18.5%, to $173.2 million when compared to the six months ended June 30, 2012.  The operating expense ratio increased by 300 basis points, from 13.5% in 2012 to 16.5% in 2013.  This increase is mainly related to on-going special project initiatives related to TSS’s core system upgrade to QNXT 5.0, the implementation of a new financial system, expenses related to the on-going reorganization of the MA business, higher payroll and related expenses mostly as a result of recruitment of additional MA sales force, a fine to the MA business assessed by a local regulatory agency, and an increase in professional services related to our CMS star ratings efforts.

Life Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2013	2012	2013	2012
Operating revenues:
Premiums earned, net:
Premiums earned	$34.3	$32.7	$68.1	$64.7
Premiums earned ceded	(2.2)	(2.0)	(4.2)	(4.0)
Premiums earned, net	32.1	30.7	63.9	60.7
Net investment income	5.7	5.2	11.0	10.1
Total operating revenues	37.8	35.9	74.9	70.8
Operating costs:
Policy benefits and claims incurred	17.9	16.6	34.7	31.4
Underwriting and other expenses	16.2	15.3	32.5	31.0
Total operating costs	34.1	31.9	67.2	62.4
Operating income	$3.7	$4.0	$7.7	$8.4
Additional data:
Loss ratio	55.8%	54.1%	54.3%	51.7%
Operating expense ratio	50.5%	49.8%	50.9%	51.1%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating Revenues

Premiums earned, net for the three months ended June 30, 2013 increased by $1.4 million, or 4.6% to $32.1 million when compared to the three months ended June 30, 2012, mostly related to new sales in the Individual Life business, which presented a year over year increase of $1.7 million, or 9.8%.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the three months ended June 30, 2013 increased by $1.3 million, or 7.8%, to $17.9 million when compared to the three months ended June 30, 2012.  This is the result of a higher amount of claims received in the 2013 period, particularly in Cancer products.  As a result, the loss ratio for the period increased from 54.1% in 2012 to 55.8% in 2013, or 170 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the three months period ended June 30, 2013 increased $0.9 million, or 5.9%, to $16.2 million when compared to the three months ended June 30, 2012, mostly related to a lower amount of expenses capitalized as Deferred Policy Acquisition Costs, mostly resulting from lower commission expenses.  As a result, the segment’s operating expense ratio increased by 70 basis points from 49.8% in 2012 to 50.5% in 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating Revenues

Premiums earned, net for the six months ended June 30, 2013 increased by $3.2 million, or 5.3% to $63.9 million when compared to the six months ended June 30, 2012 mostly related to new sales and improved persistency in the Individual Life business, which presented a year over year increase of $3.0 million, or 8.7%.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the six months ended June 30, 2013 increased by $3.3 million, or 10.5%, to $34.7 million when compared to the six months ended June 30, 2012.  This is the result of a higher amount of claims received in the 2013 period, reflecting the growth of the segment’s inforce portfolio.  As a result, the loss ratio for the period increased from 51.7% in 2012 to 54.3% in 2013, or 260 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the six month period ended June 30, 2013 increased $1.5 million, or 4.8%, to $32.5 million when compared to the six months ended June 30, 2012, mostly related to a lower amount of expenses capitalized as Deferred Policy Acquisition Costs, mostly resulting from lower commission expenses.  The operating expense ratio decreased by 20 basis points from 51.1% in 2012 to 50.9% in 2013 as a result of the higher volume of business during the six months ended June 30, 2013 as compared to the six months period ended June 30, 2012.

Property and Casualty Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2013	2012	2013	2012
Operating revenues:
Premiums earned, net:
Premiums written	$46.2	$45.5	$77.2	$79.3
Premiums ceded	(14.9)	(16.4)	(28.1)	(30.6)
Change in unearned premiums	(6.0)	(5.5)	1.1	(2.9)
Premiums earned, net	25.3	23.6	50.2	45.8
Net investment income	2.0	2.3	4.0	4.5
Total operating revenues	27.3	25.9	54.2	50.3
Operating costs:
Claims incurred	14.9	11.2	27.6	24.0
Underwriting and other expenses	12.2	11.2	26.0	24.2
Total operating costs	27.1	22.4	53.6	48.2
Operating income	$0.2	$3.5	$0.6	$2.1
Additional data:
Loss ratio	58.9%	47.5%	55.0%	52.4%
Operating expense ratio	48.2%	47.5%	51.8%	52.8%
Combined ratio	107.1%	95.0%	106.8%	105.2%

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Operating Revenues

Total premiums written during the three months ended June 30, 2013 increased by $0.7 million, or 1.5%, to $46.2 million, mostly resulting from higher sales of Commercial Package insurance products.

Premiums ceded to reinsurers during the three months ended June 30, 2013 decreased by $1.5 million, or 9.1%, to $14.9 million.  The ratio of premiums ceded to premiums written decreased by 370 basis points, from 36.0% in 2012 to 32.3% in 2013, mostly resulting from a change in the mix of business subscribed during 2013.

The change in unearned premiums presented a decrease of $0.5 million, to $6.0 million during the three months ended June 30, 2013, primarily as the result of the higher volume of premiums written in 2013.

Claims Incurred

Claims incurred during the three months ended June 30, 2013 increased by $3.7 million, or 33.0%, to $14.9 million.  The loss ratio increased by 1140 basis points, to 58.9% during this period as a result of an unfavorable loss experience, mostly in Commercial Packages, General Liability and Auto Insurance  products.

Underwriting and Other Expenses

Underwriting and other operating expenses for the three months ended June 30, 2013 increased by $1.0 million, or 8.9%, to $12.2 million.  The operating expense ratio increased by 70 basis points during the same period, to 48.2% in 2013. This increase is mainly related to an assessment received from the Puerto Rico Guarantee Fund and recorded as a charge to operations of $1.1 million to cover the insolvencies of insurers under liquidation.  This assessment is expected to be recovered with policy surcharges in premiums written after August 2013.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Operating Revenues

Total premiums written during the six months ended June 30, 2013 decreased by $2.1 million, or 2.6%, to $77.2 million, mostly resulting from lower sales of Dwelling insurance products.

Premiums ceded to reinsurers during the six months ended June 30, 2013 decreased by $2.5 million, or 8.2%, to $28.1 million.  The ratio of premiums ceded to premiums written decreased by 220 basis points, from 38.6% in 2012 to 36.4% in 2013, mostly resulting from a change in the mix of business subscribed during 2013.

The change in unearned premiums presented an increase of $4.0 million, to $1.1 million during the six months ended June 30, 2013, primarily as the result of the lower volume of premiums written in 2013.

Claims Incurred

Claims incurred during the six months ended June 30, 2013 increased by $3.6 million, or 15.0%, to $27.6 million.  The loss ratio increased by 260 basis points, to 55.0% during this period as a result of an unfavorable loss experience, mostly in the Commercial Package, General Liability and Auto Insurance lines of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the six months ended June 30, 2013 increased by $1.8 million, or 7.4%, to $26.0 million.  This increase is mainly related to an assessment received from the Puerto Rico Guarantee Fund and recorded as a charge to operations of $1.1 million to cover the insolvencies of insurers under liquidation.  This assessment is expected to be recovered with policy surcharges in premiums written after August 2013.  Higher net commission expense resulting from an increase in the amortization of deferred policy acquisition costs also contributed to the increase in operating expenses.  However, the operating expense ratio decreased by 100 basis points during the same period, to 51.8% in 2013.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended
	June 30,
(Dollar amounts in millions)	2013	2012
Sources of cash:
Cash provided by operating activities	$24.3	$125.5
Proceeds from short-term borrowings	-	2.8
Proceeds from policyholder deposits	6.6	19.6
Other	27.7	0.5
Total sources of cash	58.6	148.4
Uses of cash:
Net purchases of investment securities	(57.4)	(31.6)
Net capital expenditures	(8.6)	(5.7)
Repurchase and retirement of common stock	(18.3)	(0.6)
Repayments of long-term borrowings	(1.0)	(1.0)
Repayments of short-term borrowings	(1.9)	-
Surrenders of policyholder deposits	(5.1)	(3.3)
Acquisition of business, net of cash acquired of $0.8	-	(2.7)
Other	-	(10.4)
Total uses of cash	(92.3)	(55.3)
Net increase (decrease) in cash and cash equivalents	$(33.7)	$93.1

Cash flow from operating activities decreased by $101.2 million for the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, principally due to the effect of lower premium collections by $120.8 million and an increase in cash paid to suppliers and employees of $13.4 million, offset in part by a decrease in claims paid of $26.4 million.  The decrease in premiums collected is principally the result of the collection in advance of the CMS payment corresponding to the July 2012 premiums during prior year and the lower Managed Care member month enrollment.

During the six months ended June 30, 2013 we received $6.6 million in policyholder deposits, this represents a decrease $13.0 million when compared to the prior year and is the result of lower sales of annuity products.

The increase in other sources of cash for the six months ended June 30, 2013 and the decrease in other uses of cash for the six months ended June 30, 2012 is attributed to changes in the amount of outstanding checks over bank balances.

Net acquisition of investment securities were $25.8 million higher during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily resulting from the investment of excess cash flows from operations.

Net capital expenditures increased by $2.9 million for the six months ended June 30, 2013, as compared to the six months ended June 30, 2012, principally due to special projects initiatives related to information technology.

Repurchase and retirement of common stock increased by $17.7 million mainly due to the repurchase and retirement of 1,000,000 shares of common stock as part of the completed secondary public offering conducted during the six months ended June 30, 2013.

On January 18, 2012, we acquired a controlling stake in a health clinic in Puerto Rico at a cost of $2.7 million, net of $0.8 million of cash acquired.  There was no acquisition of business during the six months ended June 30, 2013.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of June 30, 2013, we had $135.0 million of available credit under these facilities.  There are $28.1 million outstanding short-term borrowings under these facilities as of June 30, 2013.

As of June 30, 2013, we had the following long-term borrowings:

•	On January 31, 2006, we issued and sold $35.0 million of our 6.7% senior unsecured notes due January 2021 (the 6.7% notes). On September 10, 2012 we repaid $25.0 million of the principal of these senior unsecured notes.

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes). On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

•	On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures in November 2015. This repurchase agreement pays interests on a quarterly basis at 1.96%. At June 30, 2013 investment securities available for sale with fair value of $28.0 million (face value of $27.8 million) were pledged as collateral under this agreement.

The 6.6% notes and the 6.7% notes contain certain non-financial covenants.  At June 30, 2013, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of June 30, 2013, this secured loan had an outstanding balance of $16.9 million and average annual interest rate of 1.29%.

This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of June 30, 2013 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

As part of the acquisition transaction of the controlling stake in a health clinic, we assumed a term loan with balance of $13.4 million as of June 30, 2013.  The loan requires monthly payments of $0.1 million, including principal and interest, is due on December 23, 2014 with a final payment of $12.9 million and bears interest at an annual rate of 4.75%.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs 1	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (in millions)
April 1, 2013 to April 30, 2013	-	-	-	$30.00
May 1, 2013 to May 31, 2013	1,000,000	$18.25	1,000,000	$-
June 1, 2013 to June 30, 2013	-	-	-	$-

1   On March 6, 2013, the Board of Directors authorized the repurchase of up to $30.0 million of Class B shares concurrent with the conversion of 7 million Class A shares into Class B shares and the public offering of a substantial majority of such convertible shares.  As part of the offering, the Company repurchased $18.25 million of the authorized $30.0 million repurchase on May 17, 2013.

In July 29, 2013 the Company’s Board of Directors authorized an $11.5 million repurchase program of its Class B common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended June 30, 2013 and 2012 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

10.1*	Contract between Administración de Seguros de Salud de Puerto Rico and Triple-S Salud, Inc. to administer the provision of the physical health component of the miSalud Program.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President, Chief Financial Officer and Chief Accounting Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2*	Certification of the Vice President, Chief Financial Officer and Chief Accounting Officer required pursuant to 18 U.S.C Section 1350.

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

Triple-S Management Corporation
Registrant

Date:	August 8, 2013	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date:	August 8, 2013	By:	/s/ Amílcar L. Jordán-Pérez
Amílcar L. Jordán-Pérez
Vice President,
Chief Financial Officer and
Chief Accounting Officer