Form 10-Q
period 2013-09-30
TRIPLE-S MANAGEMENT CORP
filed 2013-11-12
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2013
Common Stock Class A, $1.00 par value	2,377,689
Common Stock Class B, $1.00 par value	25,090,375

TRIPLE-S MANAGEMENT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2013

Part I – Financial Information

Item 1.  Financial Statements

Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30,	December 31,
	2013	2012
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,034,054	$1,059,761
Equity securities	265,694	209,722
Securities held to maturity, at amortized cost:
Fixed maturities	4,880	5,000
Policy loans	6,370	6,161
Cash and cash equivalents	81,764	89,564
Total investments and cash	1,392,762	1,370,208
Premiums and other receivables, net	285,052	292,197
Deferred policy acquisition costs and value of business acquired	171,760	168,657
Property and equipment, net	90,087	92,423
Deferred tax asset	38,327	33,548
Goodwill	27,766	27,766
Other assets	69,768	74,545
Total assets	$2,075,522	$2,059,344
Liabilities and Stockholders' Equity
Claim liabilities	$416,849	$416,918
Liability for future policy benefits	293,310	276,570
Unearned premiums	90,256	95,860
Policyholder deposits	114,737	111,692
Liability to Federal Employees' Health Benefits Program (FEHBP)	10,337	21,353
Accounts payable and accrued liabilities	179,687	128,580
Deferred tax liability	23,172	32,934
Short-term borrowings	13,410	30,000
Long-term borrowings	89,796	101,271
Liability for pension benefits	78,701	82,019
Total liabilities	1,310,255	1,297,197
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 2,377,689 and 9,042,809 at September 30, 2013 and December 31, 2012, respectively	2,378	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 25,090,375 and 19,321,944 shares at September 30, 2013 and December 31, 2012, respectively	25,090	19,322
Additional paid-in capital	129,669	144,677
Retained earnings	595,782	539,761
Accumulated other comprehensive income	12,264	49,104
Total Triple-S Management Corporation stockholders' equity	765,183	761,907
Non-controlling interest in consolidated subsididary	84	240
Total stockholders' equity	765,267	762,147
Total liabilities and stockholders’ equity	$2,075,522	$2,059,344
See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Premiums earned, net	$547,874	$565,607	$1,653,870	$1,695,157
Administrative service fees	22,450	27,181	78,103	82,473
Net investment income	11,363	11,595	34,749	34,349
Other operating revenues	1,239	1,206	3,638	3,358
Total operating revenues	582,926	605,589	1,770,360	1,815,337
Net realized investment gains (losses)	(144)	21	3,405	2,157
Other income, net	13,931	598	14,778	1,514
Total revenues	596,713	606,208	1,788,543	1,819,008
Benefits and expenses:
Claims incurred	456,432	485,495	1,369,250	1,457,388
Operating expenses	116,156	104,604	351,246	309,378
Total operating costs	572,588	590,099	1,720,496	1,766,766
Interest expense	2,379	2,956	7,189	8,181
Total benefits and expenses	574,967	593,055	1,727,685	1,774,947
Income before taxes	21,746	13,153	60,858	44,061
Income tax expense (benefit):
Current	5,636	1,344	14,867	8,116
Deferred	(2,494)	126	(9,874)	(254)
Total income taxes	3,142	1,470	4,993	7,862
Net income	18,604	11,683	55,865	36,199
Less: Net loss attributable to non-controlling interest	37	32	156	65
Net income attributable to Triple-S Management Corporation	$18,641	$11,715	$56,021	$36,264
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.68	$0.41	$2.01	$1.28
Diluted net income per share	$0.68	$0.41	$2.01	$1.27
See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$18,604	$11,683	$55,865	$36,199
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(5,386)	14,838	(39,908)	35,008
Defined benefit pension plan:
Actuarial loss, net	1,097	1,117	3,273	3,247
Prior service credit, net	(68)	(82)	(205)	(238)
Total other comprehensive income (loss), net of tax	(4,357)	15,873	(36,840)	38,017
Comprehensive income	14,247	27,556	19,025	74,216
Comprehensive loss attributable to non-controlling interest	37	32	156	65
Comprehensive income attributable to Triple-S Management Corporation	$14,284	$27,588	$19,181	$74,281
See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	2013	2012
Balance at January 1	$761,907	$676,959
Share-based compensation	2,351	1,876
Stock issued upon the exercise of stock options	315	3,001
Repurchase and retirement of common stock	(18,571)	(3,590)
Net current period change in comprehensive income	19,181	74,281
Total Triple-S Management Corporation stockholders' equity	765,183	752,527
Non-controlling interest in consolidated subsididary	84	307
Balance at September 30	$765,267	$752,834
See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$55,865	$36,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,804	17,989
Net amortization of investments	4,558	4,566
Provision for doubtful receivables, net	4,283	1,321
Deferred tax benefit	(9,874)	(254)
Net realized investment gain on sale of securities	(3,405)	(2,157)
Share-based compensation	2,351	1,876
(Increase) decrease in assets:
Premium and other receivables, net	2,862	5,272
Deferred policy acquisition costs and value of business acquired	(3,103)	(8,340)
Other deferred taxes	9	200
Other assets	(934)	(4,364)
Increase (decrease) in liabilities:
Claim liabilities	(69)	36,930
Liability for future policy benefits	16,740	16,362
Unearned premiums	(5,604)	(419)
Policyholder deposits	2,412	1,507
Liability to FEHBP	(11,016)	(2,097)
Accounts payable and accrued liabilities	29,196	7,503
Net cash provided by operating activities	102,075	112,094
(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine months ended
	September 30,
	2013	2012
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$81,330	$67,943
Fixed maturities matured/called	85,496	115,649
Equity securities sold	93,504	50,016
Securities held to maturity:
Fixed maturities matured/called	1,127	11,080
Acquisition of investments:
Securities available for sale:
Fixed maturities	(205,373)	(278,533)
Equity securities	(132,109)	(78,135)
Securities held to maturity:
Fixed maturities	(1,011)	(1,067)
Other investments	(823)	18
Net inflows (outflows) from policy loans	(209)	84
Acquisition of business, net of cash acquired of $816 in the nine months ended September 30, 2012	-	(2,685)
Net capital expenditures	(8,934)	(8,756)
Net cash used in investing activities	(87,002)	(124,386)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	22,809	(3,332)
Net change in short-term borrowings	(16,590)	11,200
Repayments of long-term borrowings	(11,475)	(26,464)
Repurchase and retirement of common stock	(18,250)	(637)
Proceeds from exercise of stock options	-	316
Proceeds from policyholder deposits	8,112	32,946
Surrenders of policyholder deposits	(7,479)	(4,821)
Net cash (used in) provided by financing activities	(22,873)	9,208
Net decrease in cash and cash equivalents	(7,800)	(3,084)
Cash and cash equivalents:
Beginning of period	89,564	71,834
End of period	$81,764	$68,750
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

In the opinion of management all adjustments necessary for a fair presentation of such consolidated interim financial statements have been included.  The results of operations for the three months and nine months ended September 30, 2013 are not necessarily indicative of the results for the full year ending December 31, 2013.

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

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the nine months ended September 30, 2013 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following tables summarize the operations by reportable segment for the three months and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating revenues:
Managed Care:
Premiums earned, net	$491,046	$508,152	$1,483,456	$1,531,703
Administrative service fees	22,450	27,181	78,103	82,473
Intersegment premiums /service fees	1,369	1,489	4,142	4,622
Net investment income	3,975	3,999	12,009	11,783
Total managed care	518,840	540,821	1,577,710	1,630,581
Life Insurance:
Premiums earned, net	32,279	31,654	95,991	92,190
Intersegment premiums	88	107	304	302
Net investment income	5,303	5,207	16,317	15,304
Total life insurance	37,670	36,968	112,612	107,796
Property and Casualty Insurance:
Premiums earned, net	24,549	25,801	74,423	71,264
Intersegment premiums	153	153	460	460
Net investment income	2,041	2,210	6,077	6,707
Total property and casualty insurance	26,743	28,164	80,960	78,431
Other segments: *
Intersegment service fees	1,981	3,634	7,211	10,887
Operating revenues from external sources	1,240	1,207	3,640	3,361
Total other segments	3,221	4,841	10,851	14,248
Total business segments	586,474	610,794	1,782,133	1,831,056
TSM operating revenues from external sources	43	143	300	447
Elimination of intersegment premiums	(1,610)	(1,749)	(4,906)	(5,384)
Elimination of intersegment service fees	(1,981)	(3,634)	(7,211)	(10,887)
Other intersegment eliminations	-	35	44	105
Consolidated operating revenues	$582,926	$605,589	$1,770,360	$1,815,337

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Operating income:
Managed care	$7,274	$7,329	$41,165	$33,320
Life insurance	3,795	4,065	11,512	12,480
Property and casualty insurance	402	1,936	974	4,047
Other segments *	(939)	(349)	(1,452)	(188)
Total business segments	10,532	12,981	52,199	49,659
TSM operating revenues from external sources	43	143	300	447
TSM unallocated operating expenses	(2,673)	(111)	(9,440)	(8,405)
Elimination of TSM intersegment charges	2,436	2,477	6,805	6,870
Consolidated operating income	10,338	15,490	49,864	48,571
Consolidated net realized investment gains	(144)	21	3,405	2,157
Consolidated interest expense	(2,379)	(2,956)	(7,189)	(8,181)
Consolidated other income, net	13,931	598	14,778	1,514
Consolidated income before taxes	$21,746	$13,153	$60,858	$44,061

Depreciation and amortization expense:
Managed care	$4,744	$5,397	$15,322	$15,747
Life insurance	257	219	672	547
Property and casualty insurance	133	136	399	434
Other segments*	240	221	764	622
Total business segments	5,374	5,973	17,157	17,350
TSM depreciation expense	216	215	647	639
Consolidated depreciation and amortization expense	$5,590	$6,188	$17,804	$17,989

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	September 30,	December 31,
	2013	2012
Assets:
Managed care	$970,918	$916,712
Life insurance	687,103	691,425
Property and casualty insurance	362,331	356,161
Other segments *	30,895	31,480
Total business segments	2,051,247	1,995,778
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	28,334	41,334
Property and equipment, net	20,783	21,430
Other assets	36,347	29,858
	85,464	92,622
Elimination entries-intersegment receivables and others	(61,189)	(29,056)
Consolidated total assets	$2,075,522	$2,059,344

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2013 and December 31, 2012, were as follows:

	September 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$69,220	$2,084	$(82)	$71,222
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,096	1,376	-	40,472
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	47,005	257	(5,290)	41,972
Municipal securities	598,332	26,795	(4,892)	620,235
Corporate bonds	135,587	11,208	(699)	146,096
Residential mortgage-backed securities	11,213	348	(19)	11,542
Collateralized mortgage obligations	99,397	3,290	(172)	102,515
Total fixed maturities	999,850	45,358	(11,154)	1,034,054
Equity securities
Mutual funds	226,237	41,661	(2,204)	265,694
Total equity securities	226,237	41,661	(2,204)	265,694
Total	$1,226,087	$87,019	$(13,358)	$1,299,748

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government sponsored enterprises	$56,758	$4,876	$-	$61,634
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,365	1,848	-	41,213
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	63,470	2,277	(2)	65,745
Municipal securities	529,822	59,106	(165)	588,763
Corporate bonds	106,968	22,899	-	129,867
Residential mortgage-backed securities	20,009	551	(52)	20,508
Collateralized mortgage obligations	147,071	5,129	(169)	152,031
Total fixed maturities	963,463	96,686	(388)	1,059,761
Equity securities:
Common stock	16	993	-	1,009
Mutual funds	185,498	23,256	(41)	208,713
Total equity securities	185,514	24,249	(41)	209,722
Total	$1,148,977	$120,935	$(429)	$1,269,483

	September 30, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$1,793	$49	$-	$1,842
U.S. Treasury securities and obligations of U.S. government instrumentalities	623	145	-	768
Corporate bonds			-	-
Residential mortgage-backed securities	345	24	-	369
Certificates of deposit	2,119	-	-	2,119
Total	$4,880	$218	$-	$5,098

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

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$11,968	$(82)	1	$-	$-	-	$11,968	$(82)	1
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	20,028	(5,290)	5	-	-	-	20,028	(5,290)	5
Municipal securities	177,445	(4,892)	44	-	-	-	177,445	(4,892)	44
Corporate bonds	33,686	(699)	15	-	-	-	33,686	(699)	15
Residential mortgage-backed securities	5,587	(19)	4	-	-	-	5,587	(19)	4
Collateralized mortgage obligations	7,692	(78)	6	3,676	(94)	1	11,368	(172)	7
Total fixed maturities	256,406	(11,060)	75	3,676	(94)	1	260,082	(11,154)	76
Equity securities:
Mutual funds	72,299	(2,204)	13	-	-	-	72,299	(2,204)	13
Total equity securities	72,299	(2,204)	13	-	-	-	72,299	(2,204)	13
Total for securities available for sale	$328,705	$(13,264)	88	$3,676	$(94)	1	$332,381	$(13,358)	89

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

Obligations of Government-Sponsored Enterprises, U.S. Treasury Securities and obligations of U.S. Government instrumentalities:  The unrealized losses on the Corporation’s investments in obligations of states of the United States and political subdivisions of the states were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Municipal Securities:  The unrealized losses on the Corporation’s investments in municipal securities were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $21,944 and an unrealized gain of $257, and (2) Cofina bonds with a fair value of $20,028 and an unrealized loss of $5,290. Escrowed bonds are backed by U.S. Government securities and therefore have an implicit AA+/Aaa rating. Cofina bonds, issued by the Sales Tax Financing Corporation, are senior lien and are rated AA-/A2.

The sales tax bonds are secured by a 7% sales tax levied on the island, of which 1.5% goes to municipalities. Of the remaining 5.5%, the larger of 3.50% or a base amount is pledged to the sales tax bonds. The percentage pledged to the sales tax bonds was increased in October 2013 from 2.75% to 3.50%. Both senior lien and subordinate sales tax bonds are outstanding; our positions are senior lien bonds. In terms of flow of funds, the 5.5% remaining revenue is first used for debt service on the senior lien bonds, then for debt service on the subordinate bonds and the excess flows into the General Fund.

Cofina senior bonds are rated AA- by Standard & Poor’s. S&P revised its outlook from stable to negative on September 30, 2013, based on declining economic and population trends. S&P notes that debt service coverage remains strong in the short term, particularly after the recent legislated expansion of the sales tax base. However, growth in sales tax revenues is still needed to maintain high annual debt service coverage for first-lien bonds. This links the credit quality of the sales tax bonds to the financial and economic condition of the Commonwealth of Puerto Rico (“Commonwealth”) as a whole.

Moody’s downgraded Cofina senior bonds to A2 on October 3, 2013 and changed the outlook to negative. The downgrade reflects the weak economy of the Commonwealth and constrained growth in sales tax revenues. Moody’s notes that measures have been taken to stabilize the fiscal situation, but economic recovery prospects remain weak. The current four notch rating differential between General Obligation bonds (Baa3) and Cofina Senior bonds (A2) reflects Moody’s view of a strong legal separation between the two credits.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The Corporation does not consider these positions other-than-temporarily impaired because the Corporation does not have the intent to sell these investments, and it is not more likely than not that the Corporation will be required to sell the investments before recovery of its amortized cost bases (which may be maturity); because the positions have been at an unrealized loss for a short period of time (less than 3 months); because the unrealized loss is partially due to market conditions; because the positions continue with an investment grade rating; and because the Corporation expects to collect all contractual cash flows.

Corporate Bonds:  The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions.  All corporate bonds included in this table have investment grade ratings and, except for one position, which has been with an unrealized loss for less than four months, have been in an unrealized position for less than three months.  Because the decline in estimated fair value is principally attributable to changes in interest rates; the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Maturities of investment securities classified as available for sale and held to maturity at September 30, 2013 were as follows:

	September 30, 2013
	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$48,124	$48,422
Due after one year through five years	229,711	235,519
Due after five years through ten years	146,846	154,002
Due after ten years	464,559	482,054
Residential mortgage-backed securities	11,213	11,542
Collateralized mortgage obligations	99,397	102,515
	$999,850	$1,034,054
Securities held to maturity:
Due in one year or less	$2,119	$2,119
Due after five years through ten years	1,793	1,842
Due after ten years	623	768
Residential mortgage-backed securities	345	369
	$4,880	$5,098

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Information regarding realized and unrealized gains and losses from investments for the three months and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$620	$99	$2,900	$1,731
Gross losses from sales	(1,086)	-	(1,613)	(189)
Total debt securities	(466)	99	1,287	1,542
Equity securities:
Securities available for sale:
Gross gains from sales	814	388	3,445	1,850
Gross losses from sales	(492)	(466)	(1,327)	(1,235)
Total equity securities	322	(78)	2,118	615
Net realized gains on securities	$(144)	$21	$3,405	$2,157

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$(14,052)	$8,493	$(62,094)	21,550
Equity securities – available for sale	$7,719	8,964	15,249	18,491
	$(6,333)	$17,457	$(46,845)	$40,041
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(41)	$(6)	$(159)	$(157)

The deferred tax asset (liability) on net unrealized gains change recognized in accumulated other comprehensive income during the nine months ended September 30, 2013 and 2012 was $6,937 and ($5,033), respectively.

As of September 30, 2013 and December 31, 2012, no individual investment in securities exceeded 10% of stockholders’ equity.

The components of net investment income were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Fixed maturities	$9,307	$9,481	$27,533	$28,828
Equity securities	1,717	1,760	6,236	4,453
Policy loans	119	117	351	348
Cash equivalents and interest-bearing deposits	16	34	61	88
Other	204	203	568	632
Total	$11,363	$11,595	$34,749	$34,349

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
Premiums	$95,596	$113,537
Self-funded group receivables	65,376	64,359
FEHBP	11,518	11,707
Agent balances	30,700	34,261
Accrued interest	10,641	11,409
Reinsurance recoverable	51,972	52,063
Other	47,961	29,290
	313,764	316,626
Less allowance for doubtful receivables:
Premiums	17,686	14,416
Other	11,026	10,013
	28,712	24,429
Total premiums and other receivables, net	$285,052	$292,197

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Claim Liabilities

The activity in the total claim liabilities for the three months and nine months ended September 30, 2013 and 2012 was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Claim liabilities at beginning of period	$413,271	$421,894	$416,918	$391,259
Reinsurance recoverable on claim liabilities	(36,521)	(37,124)	(39,051)	(37,234)
Net claim liabilities at beginning of period	376,750	384,770	377,867	354,025
Incurred claims and loss-adjustment expenses:
Current period insured events	453,732	476,450	1,382,769	1,451,254
Prior period insured events	(2,967)	3,138	(30,521)	(10,504)
Total	450,765	479,588	1,352,248	1,440,750
Payments of losses and loss-adjustment expenses:
Current period insured events	430,591	452,411	1,066,842	1,129,384
Prior period insured events	16,329	21,068	282,678	274,512
Total	446,920	473,479	1,349,520	1,403,896
Net claim liabilities at end of period	380,595	390,879	380,595	390,879
Reinsurance recoverable on claim liabilities	36,254	37,310	36,254	37,310
Claim liabilities at end of period	$416,849	$428,189	$416,849	$428,189

As a result of differences between actual amounts and estimates of insured events in prior periods, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended September 30, 2013 and the nine months ended September 30, 2013 and 2012 is due primarily to better than expected cost and utilization trends.  The amount in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended September 30, 2012 is due primarily to higher than anticipated utilization trends.  Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $5,667 and $17,002 during the three and nine months ended September 30, 2013, respectively. The change in the liability for future policy benefits during the three and six months ended September 30, 2012 amounted to $5,907 and $16,638, respectively.

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

The following tables summarize fair value measurements by level at September 30, 2013 and December 31, 2012 for assets measured at fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$71,222	$-	$71,222
U.S. Treasury securities and obligations of U.S government instrumentalities	40,472	-	-	40,472
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	41,972	-	41,972
Municipal securities	-	620,235	-	620,235
Corporate bonds	-	146,096	-	146,096
Residential agency mortgage-backed securities	-	11,542	-	11,542
Collateralized mortgage obligations	-	102,515	-	102,515
Total fixed maturities	40,472	993,582	-	1,034,054
Equity securities
Mutual funds	152,576	96,326	16,792	265,694
Total equity securities	152,576	96,326	16,792	265,694
Total	$193,048	$1,089,908	$16,792	$1,299,748

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

The fair value of fixed maturity and equity securities included in the Level 2 category were based on market values obtained from independent pricing services, which utilize pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and when available loan performance data.  Because many fixed income securities do not trade on a daily basis, the models used by independent pricing service providers to prepare evaluations apply available information, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.  For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available.  The independent pricing service providers monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the three months and nine months ended September 30, 2013 and 2012.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2013 and 2012 is as follows:

	Three months ended
	September 30, 2013			September 30, 2012
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$16,354	$16,354	$-	$9,014	$9,014
Unrealized gain in other accumulated comprehensive income	-	193	193	-	473	473
Purchases	-	245	245	-	2,000	2,000
Ending balance	$-	$16,792	$16,792	$-	$11,487	$11,487

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Nine months ended
	September 30, 2013			September 30, 2012
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$12,822	$12,822	$-	$7,094	$7,094
Unrealized gain in other accumulated comprehensive income	-	2,217	2,217	-	884	884
Purchases	-	1,753	1,753	-	4,579	4,579
Transfers in and/or out of Level 3	-	-	-	-	(1,070)	(1,070)
Ending balance	$-	$16,792	$16,792	$-	$11,487	$11,487

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at September 30, 2013 and December 31, 2012 are as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	September 30, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,370	$-	$6,370	$-	$6,370

Liabilities:
Policyholder deposits	$114,737	$-	$114,737	$-	$114,737
Long-term borrowings:
Loans payable to bank - variable	16,517	-	16,517	-	16,517
Loans payable to bank - fixed	13,279	-	13,279	-	13,279
6.6% senior unsecured notes payable	35,000	-	34,213	-	34,213
Repurchase agreement	25,000	-	25,698	-	25,698
Total long-term borrowings	89,796	-	89,707	-	89,707
Total liabilities	$204,533	$-	$204,444	$-	$204,444

	December 31, 2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,161	$-	$6,161	$-	$6,161

Liabilities:
Policyholder deposits	$111,692	$-	$111,692	$-	$111,692
Long-term borrowings:
Loans payable to bank - variable	17,747	-	17,747	-	17,747
Loans payable to bank - fixed	13,524	-	13,524	-	13,524
6.6% senior unsecured notes payable	35,000	-	34,213	-	34,213
6.7% senior unsecured notes payable	10,000	-	9,950	-	9,950
Repurchase agreement	25,000	-	25,937	-	25,937
Total long-term borrowings	101,271	-	101,371	-	101,371
Total liabilities	$212,963	$-	$213,063	$-	$213,063

(8)	Share-Based Compensation

Share-based compensation expense recorded during the three months and nine months ended September 30, 2013 was $1,188 and $2,351, respectively.  Share-based compensation expense recorded during the three months and nine months ended September 30, 2012 was $517 and $1,876, respectively.  During the nine months ended September 30, 2012 cash received from stock options exercised was $316.  The impact of these cash receipts is included within the cash flows from financing activities in the accompanying consolidated statement of cash flows.  There was no cash received from stock option exercises during the nine months ended September 30, 2013.  During the nine months ended September 30, 2013 and 2012, 14,095 and 140,666 shares, respectively, were repurchased and retired as a result of non-cash exercises of stock options.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss), net of tax, are as follows:

			Accumulated
	Net unrealized	Liability for	other
	gain on	pension	comprehensive
	securities	benefits	income (loss)
Balance at January 1, 2013	$102,515	$(53,411)	$49,104
Other comprehensive loss before reclassifications	(37,014)	-	(37,014)
Amounts reclassified from accumulated other comprehensive income (loss)	(2,894)	3,068	174
Net current period change	(39,908)	3,068	(36,840)
Balance at September 30, 2013	$62,607	$(50,343)	$12,264

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

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries.  The Corporation and its subsidiaries are subject to Puerto Rico income taxes.  The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes on foreign source dividend income.  As of September 30, 2013, tax years 2009 through 2012 of the Company and its subsidiaries are open for examination by Puerto Rico taxing authorities.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

On June 30, 2013 the Governor of Puerto Rico signed into law Puerto Rico’s Act No. 40 and other Acts, which among other things, increased the maximum corporate income tax rate from 30% to 39%.  This tax rate applies to fiscal years starting after December 31, 2012.  These new laws also include some amendments to the computations of the corporate alternative minimum tax, including the consideration of an additional tax on gross receipts.  In addition, the law established premium tax of 1% on premiums earned after June 30, 2013, except for annuities, premiums derived from Medicare Advantage, Medicaid, or the government of Puerto Rico’s MI SALUD program.

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

As a result of the recently enacted amendments to the income tax law in Puerto Rico mentioned above, the Corporation adjusted the value of its deferred taxes, resulting in a benefit of approximately $7,700 during the three months ended June 30, 2013.

(11)	Pension Plan

The components of net periodic benefit cost for the three months and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$1,047	$1,438	$3,093	$4,184
Interest cost	1,947	1,963	5,851	5,688
Expected return on assets	(1,662)	(1,639)	(5,054)	(4,712)
Amortization of prior service benefit	(111)	(117)	(337)	(340)
Amortization of actuarial loss	1,798	1,597	5,366	4,639
Net periodic benefit cost	$3,019	$3,242	$8,919	$9,459

Employer contributions: As of September 30, 2013, the Corporation has contributed $7,500 to the pension program.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(12)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2013 and 2012:

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$18,641	$11,715	$56,021	$36,264
Denominator for basic earnings per share:
Weighted average of common shares	27,336,724	28,348,097	27,812,521	28,343,550
Effect of dilutive securities	102,370	105,946	103,179	129,193
Denominator for diluted earnings per share	27,439,094	28,454,043	27,915,700	28,472,743
Basic net income per share attributable to TSM	$0.68	$0.41	$2.01	$1.28
Diluted net income per share attributable to TSM	$0.68	$0.41	$2.01	$1.27

There were no anti-dilutive stock option shares excluded from the denominator for the diluted earnings per share computation during the three months and nine months ended September 30, 2013 and 2012.

(13)	Contingencies

As of September 30, 2013, the Company is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance of Puerto Rico, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with applicable insurance and other laws and regulations.

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

Hau et al Litigation (formerly known as Jordan et al)

On April 24, 2002, Octavio Jordán, Agripino Lugo, Ramón Vidal, and others filed a suit against the Company, the Company's subsidiary Triple-S Salud, Inc. ("TSS") and others in the Court of First Instance for San Juan, Superior Section (the "Court of First Instance"), alleging, among other things, violations by the defendants of provisions of the Puerto Rico Insurance Code, antitrust violations, unfair business practices, RICO violations, breach of contract with providers, and damages in the amount of $12,000. Following years of complaint amendments, motions practice and interim appeals up to the level of the Puerto Rico Supreme Court, the plaintiffs amended their complaint on June 20, 2008 to allege with particularity the same claims initially asserted but on behalf of a more limited group of plaintiffs, and increase their claim for damages to approximately $207,000.  Plaintiffs amended their complaint for the third time in December 2010 and dropped all claims predicated on violations of the antitrust and RICO laws and the Puerto Rico Insurance Code. In addition, the plaintiffs voluntarily dismissed with prejudice any and all claims against officers of the Company and TSS. Two of the original plaintiffs were also eliminated from the Third Amended Complaint ("TAC"). The TAC alleges breach of six Share Acquisition Agreements, breach of the provider contract by way of discriminatory audits and improper payment of services rendered. Plaintiffs also allege a claim for libel and slander against a former president of the Company. In January 2011, we filed our response and a counterclaim for malicious prosecution and abuse of process. Discovery has been substantially completed. On April 13, 2012 the Company filed a motion to dismiss and for summary judgment, seeking the dismissal of the TAC, which the plaintiffs opposed. On March 25, 2013, the parties reached an agreement in open court that settles all claims and counterclaims involved in this case (which amount had already been reserved in our books).  The parties executed a written settlement agreement and general release and, on August 14, 2013, the court granted the parties’ joint petition to dismiss the complaint with prejudice and entered judgment dismissing the complaint.

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

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Company, opposed. Following months of jurisdictional proceedings in the federal court system, the federal district court in Puerto Rico decided to retain jurisdiction on February 8, 2011. The defendants filed a joint motion to dismiss the case on the merits, because the complaint fails to state a claim upon which relief can be granted. On August 31, 2011, the District Court dismissed all of plaintiffs' claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005 (“CAFA”). Plaintiffs moved the court to reconsider its August 31, 2011 decision and the defendants did the same, arguing that the breach of contract claim failed to state a claim upon which relief can be granted. On May 2, 2012, the court denied the plaintiffs' motion. On May 31, 2012, plaintiffs appealed the District Court's dismissal of their complaint and the denial of plaintiffs' motion for reconsideration. The Court of Appeals for the First Circuit dismissed the appeal for lack of jurisdiction. On September 25, 2012 the District Court denied without prejudice the defendants' motion for reconsideration. On October 10, 2012 the parties filed their briefs with respect to class certification.  On March 13, 2013, the district court denied plaintiffs’ request for class certification and ordered the parties to brief the court on whether jurisdiction still exists under CAFA following such denial. On April 24, 2013, all parties briefed the court on this issue.  On September 6, 2013, the District Court dismissed the Dentist Association for lack of associational standing, leaving only the individual dentists as plaintiffs.  The court also granted plaintiffs’ leave to amend their complaint to address mediation or settlement negotiations and, to cure deficiencies pertaining to the breach-of-contract claims.  Originally the court granted plaintiffs until September 23 to comply with the order.  On plaintiffs’ motion, the Court extended the due date to December 23, 2013.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

In one of these cases, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law. The Court of First Instance determined that the plaintiffs’ claims are time barred under the local securities law. The plaintiffs appealed, and in January 2012, the Puerto Rico Court of Appeals upheld the dismissal, holding that even if the plaintiffs could have survived the securities law's two-year statute of limitations, their complaint was time-barred under the Civil Code's four-year statute of limitations on claims of fraud. On March 28, 2012 the plaintiffs filed a petition for writ of certiorari before the Puerto Rico Supreme Court that was granted on May 31, 2012. We filed our respondent's brief on October 5, 2012. On October 1, 2013, the Supreme Court reversed the dismissal of the case, returning it to the Court of First Instance for the continuance of the case.

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

In the third case, the court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Court of First Instance. Our request for reconsideration was denied in December 2011. Trial is set to begin January 29, 2014.

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

The sixth case was filed on April 16, 2013 and the Company filed its response on June 21, 2013.  On June 28, 2013, the court of First Instance ordered the plaintiff to reply to the Company’s response specifically on the matter of the statutes of limitations applicable to the complaint.  Plaintiff failed to timely respond and the Company moved to dismiss.  Plaintiff subsequently moved to amend the complaint.  Although the Company opposed it, the court granted leave.  The answer or other pleading to the complaint is due on November 14, 2013.

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

On February 11, 2011, the Company filed an action before the Puerto Rico Court of First Instance against certain individuals believed to have participated in the intrusions. The complaint was later amended to include additional defendants, including the Company's competitor. After being removed to the federal District Court for Puerto Rico, this case was remanded to state court and is in its initial pleadings stage.  On April 22, 2013, the state court denied all motions to dismiss filed in the case and ordered the defendants to answer the complaint.   After some of the defendants had answered, the Company reached a settlement agreement and executed a release regarding the intrusions referenced above.  A joint stipulation for dismissal with prejudice was executed and filed with the court on October 17, 2013.

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

On November 7, 2013, one of the Corporation’s subsidiaries, Triple-S Vida (“TSV”) completed the acquisition of 100% of the outstanding shares of capital stock of Atlantic Southern Insurance Company (“ASICO”) for an aggregate purchase price of approximately $10 million.  As a result of this acquisition, TSV expects to strengthen its leadership position in Puerto Rico’s life insurance industry, and the Company, together with its health business units, will expand its managed care business footprint into Costa Rica and the English-speaking Caribbean.  ASICO’s results from operations are not reflected in the accompanying consolidated financial statements since the effective date of the transaction is November 7, 2013.  The Company is in the process of obtaining third-party valuations of certain assets; thus, as of this date it is not possible to determine the allocation of the purchase price to the net assets acquired.

No other events have occurred that require disclosure or adjustments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and nine months ended September 30, 2013.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2012 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months and nine months ended September 30, 2013 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial and Medicare markets (including Medicare Advantage and the Part D stand-alone prescription drug plan (“PDP”)).  In the Commercial market we are the largest provider of managed care products.  We offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Reform (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (“Medicaid”), by administering the provision of the physical health component in all the service regions in Puerto Rico effective October 1, 2013.  For the nine months ended September 30, 2013, operating income generated under the Medicaid program represented 27% of our consolidated operating income.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”  See also sub-caption “Recent Developments—Managed Care–Medicaid Business” of this Quarterly Report on Form 10-Q.

We have the exclusive right to use the Blue Cross Blue Shield name and mark throughout Puerto Rico and U.S. Virgin Islands.  As of September 30, 2013, we serve approximately 1,680,000 members across all regions of Puerto Rico and U.S. Virgin Islands.  On October 1, 2013, we began to serve approximately 540,000 additional members through the government of Puerto Rico’s MI SALUD program. For the nine months ended September 30, 2013, our managed care segment represented approximately 90% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.  Our life insurance segment had a market share of approximately 13.9% (in terms of direct premiums) during the year ended December 31, 2012.  Our property and casualty segment had a market share of approximately 8.8% (in terms of direct premiums) during the year ended December 31, 2012.

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

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (“TSV”) and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 6% and 4%, respectively, of our consolidated premiums earned, net for the nine months ended September 30, 2013.

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2013	2012	2013	2012
Premiums earned, net:
Managed care	$491.4	$508.5	$1,484.6	$1,532.8
Life insurance	32.4	31.8	96.3	92.5
Property and casualty insurance	24.7	25.9	74.9	71.7
Intersegment premiums earned	(0.6)	(0.6)	(1.9)	(1.8)
Consolidated premiums earned, net	$547.9	$565.6	$1,653.9	$1,695.2
Administrative service fees:
Managed care	$23.4	$28.4	$81.1	$86.0
Intersegment administrative service fees	(1.0)	(1.2)	(3.0)	(3.5)
Consolidated administrative service fees	$22.4	$27.2	$78.1	$82.5
Operating income:
Managed care	$7.3	$7.3	$41.2	$33.3
Life insurance	3.8	4.1	11.5	12.5
Property and casualty insurance	0.4	1.9	1.0	4.1
Intersegment and other	(1.2)	2.2	(3.8)	(1.4)
Consolidated operating income	$10.3	$15.5	$49.9	$48.5

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

Recent Developments

Puerto Rico’s Economy

History and description

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of fiscal year 2006, during which the real gross national product grew by only 0.5%.  For fiscal years 2007, 2008, 2009, 2010 and 2011 the real gross national product contracted by 1.2%, 2.9%, 3.8%, 3.6%, and 1.6% respectively. For fiscal year 2012 Puerto Rico’s gross national product grew by 0.1%.  The latest projections of the Puerto Rico Planning Board (the “Planning Board”) made in April 2013, which took into account the preliminary results for fiscal year 2012, the estimated effects on the Puerto Rico economy of the United States’ budget sequestration, the end of the American Recovery and Reinvestment Act (ARRA) funds, the impact of the initial phase of the tax reform, the recent initiatives to promote private employment creation, the end of the local stimulus plan, and other economic factors, projected (base scenario) that Puerto Rico’s real gross national product for fiscal year 2013 will decrease by 0.4%. Puerto Rico’s real gross national product for fiscal year 2014 is forecasted to grow by 0.2%.

In fiscal year 2012, aggregate personal income was $59.4 billion and personal income per capita was $15,995.  From fiscal year 2000 to fiscal year 2012, total employment decreased at an average annual rate of 0.9%, from 1,150,291 to 1,035,465.  According to the Puerto Rico Department of Labor and Human Resources Household Employment Survey, known as the “Household Survey”, total employment fell by 1.1% in fiscal year 2012 and remained stationary with a negative 0.1% growth for the first nine months of fiscal year 2013. The unemployment rate for fiscal year 2012 and for the first nine months of fiscal year 2013 was 15.2% and 14.2%, respectively.

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

The economy of Puerto Rico is closely linked to that of the United States, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies and results of the U.S.  These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. In recent years, economic growth in Puerto Rico has not been consistent with the performance of the United States economy.Since 2000, the Government of Puerto Rico (“the Government”) has faced a number of fiscal challenges, including a continued imbalance between its general fund revenues and expenditures, reaching its highest level in fiscal year 2009 with a deficit of $3.3 billion.  Deficits were generally bridged through the use of non-recurring measures, such as borrowings, postponing payments to suppliers, and other one-time measures such as the use of derivatives and borrowings collateralized with government-owned real estate.  Recurrent budget deficits have substantially increased the amount of public sector debt. The total outstanding public sector debt amounted to $70.4 billion as of March 31, 2013.  We depend on Government contracts for a significant amount of our consolidated revenues.  If the Government is unable to fund payment on these contracts, our results of operations would be materially affected.

Recent measures

In recent years, the Government has been focused on implementing measures to achieve fiscal balance, restore economic growth, find solutions for its underfunded pension system and thereby safeguard the investment-grade ratings of its bonds.  Measures taken include (1) a reduction in the amount of Governmental employees, (2) tax reform, (3) privatization of the airport and certain highways through public-private partnerships, and (4) a pension reform reducing benefits and increasing retirement age.

On June 30, 2013 the Governor of Puerto Rico signed House Bill 1073 (Act 40-2013) and other Bills, such as HB 1172 (Act 46-2013) and 991 (Act 42-2013) into law.  These new laws represent significant changes to the Puerto Rico Internal Revenue Code of 2011, as amended (“2011 Code”).  Relevant amendments to the 2011 Code impacting income taxes include the expansion of the corporate alternative minimum tax and individual alternative basic tax in lieu of the proposed "National Gross Receipts Tax", a moratorium on tax credits, modified excise taxes, sales and use taxes, and taxes on insurance premiums.  These changes, as applicable, have been considered and recorded in the Corporation’s financial statements as of and for the nine months ended September 30, 2013.   In addition to the changes in the 2011 Code, the Government of Puerto Rico may take other revenue raising measures, which could have a material adverse effect on our business, financial condition and results of operations.

In October 2013 a bill to amend Act 91-2006 was signed into law. The amendments in this bill expand the capacity of the Sales Tax Financing Corporation, also known as Cofina, to issue additional bonds. The amendments increase the Sales and Use Tax percentage allocated to Cofina from 2.75 percent to 3.50 percent, and allows the use of these funds for financings related to the budgets of fiscal years 2012, 2013 and 2014.

Rating agencies and markets

In December 2012, Moody’s downgraded Puerto Rico General Obligation debt from Baa1 to Baa3, combined with a negative outlook. In March 2013, Standard & Poor’s downgraded Puerto Rico General Obligation debt to BBB-, combined with a negative outlook. In March 2013, Fitch also downgraded Puerto Rico General Obligation debt to BBB-, combined with a negative outlook.

In September 2013, Standard & Poor’s affirmed its ratings on sales tax bonds issued by the Puerto Rico Sales Tax Financing Corporation (AA- for senior lien bonds, A+ for subordinate bonds), also known as Cofina, but revised its outlook to negative. In October 2013, Moody’s affirmed its rating and the negative outlook on General Obligation Debt. Moody’s downgraded senior lien sales tax bonds from Aa3 to A2 and added a negative outlook on both senior lien and subordinate sales tax bonds.

Recently, Puerto Rico bonds have experienced steep price declines due to various factors. Since the end of May, interest rates for longer dated maturities have risen on the back of the expectation of a decrease (“tapering”) in asset purchases by the Federal Reserve. Besides this, the overall municipal market has underperformed compared to other fixed income sectors on the back of mutual fund outflows. Besides these general factors, investor worries about the economic and financial situation of the Commonwealth caused underperformance of Puerto Rico bonds.

Managed Care – Medicaid Business

On July 1, 2013, TSS, amended and restated its agreement with the Puerto Rico Health Insurance Administration ("ASES" by its Spanish acronym).  The amended and restated agreement (the "Contract") extends the administration of the provision of the physical health component of the Medicaid program in service regions in the Commonwealth of Puerto Rico currently administered by TSS for a 12-month period.  The Contract also transfers the administration of the three remaining service regions to TSS upon completion of a transition period, which ended on October 1, 2013 (the "Transition").  The Contract provides for a reduction in the per-member per-month fee when compared to the previous agreement that expired on September 30, 2013, and expires on June 30, 2014.  TSS will receive a per-member per-month administrative fee for its services and will not bear the insurance risk of the program.

Under the terms of the Contract, TSS is a third-party administrator responsible for the provision of administrative services to Medicaid enrollees in all the Puerto Rico regions: West, North, Metro North, San Juan, Northeast, Virtual (which covers services provided throughout Puerto Rico to children in foster care and certain victims of domestic violence) and, after completion of the Transition, Southwest, Southeast and East.  The administrative services to be provided include case, disease and utilization management, network management and credentialing, enrollment and enrollee services and claims administration, among others.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of September 30,
	2013	2012
Managed care enrollment:
Commercial [1]	668,287	708,643
Medicare [2]	114,783	122,925
Medicaid [3]	896,452	872,496
Total	1,679,522	1,704,064
Managed care enrollment by funding arrangement:
Fully-insured	570,323	606,028
Self-insured	1,109,199	1,098,036
Total	1,679,522	1,704,064

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
(3)	All are self-funded members.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2013	2012	2013	2012
Revenues:
Premiums earned, net	$547.9	$565.6	$1,653.9	$1,695.2
Administrative service fees	22.4	27.2	78.1	82.5
Net investment income	11.4	11.6	34.8	34.3
Other operating revenues	1.2	1.2	3.6	3.3
Total operating revenues	582.9	605.6	1,770.4	1,815.3
Net realized investment gains (losses)	(0.1)	-	3.4	2.2
Other income, net	13.9	0.6	14.8	1.5
Total revenues	596.7	606.2	1,788.6	1,819.0
Benefits and expenses:
Claims incurred	456.4	485.5	1,369.2	1,457.4
Operating expenses	116.2	104.6	351.3	309.4
Total operating expenses	572.6	590.1	1,720.5	1,766.8
Interest expense	2.4	2.9	7.2	8.1
Total benefits and expenses	575.0	593.0	1,727.7	1,774.9
Income before taxes	21.7	13.2	60.9	44.1
Income tax expense	3.1	1.5	5.0	7.8
Net income	18.6	11.7	55.9	36.3
Less: net loss attributable to non-controlling interest	-	-	0.1	-
Net income attributable to TSM	$18.6	$11.7	$56.0	$36.3

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating Revenues

Consolidated premiums earned, net decreased by $17.7 million, or 3.1%, to $547.9 million during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012; mostly due to a decrease in Managed Care premiums resulting from lower member month enrollment in the Commercial and Medicare businesses.

The consolidated administrative service fees decreased by $4.8 million, or 17.6% during the three months ended September 30, 2013 when compared with the three months ended September 30, 2012, mostly as the result of the new MI SALUD contract, which included lower per-member per-month fees.  This new rate was effective on July 1, 2013.

Other Income

Other income increased by $13.3 million, during the three months ended September 30, 2013 when compared to the three months ended September 30, 2012, mostly due to a special distribution received from the Puerto Rico Joint Underwriting Association (“JUA”) in the Property and Casualty segment of $12.8 million, net of tax.

Claims Incurred

Consolidated claims incurred decreased by $29.1 million, or 6.0%, to $456.4 million during the three months ended September 30, 2013 when compared to the claims incurred during the three months ended September 30, 2012.  This decrease is mostly due to lower claims in the Managed Care segment reflecting the decreased member month enrollment in the Commercial and Medicare businesses, and lower utilization and cost trends in the Medicare business.  The claims incurred in the Property and Casualty and Life Insurance segments increased during this period as the result of an unfavorable loss experience.  The consolidated loss ratio decreased by 250 basis points to 83.3%.

Operating Expenses

Consolidated operating expenses during the three months ended September 30, 2013 increased by $11.6 million, or 11.1%, to $116.2 million as compared to the operating expenses during the three months ended September 30, 2012.  For the three months ended September 30, 2013, the consolidated operating expense ratio increased by 280 basis points to 20.4%.  The higher operating expenses and operating expenses ratio are mainly related to special technology initiatives, expenses related to the reorganization of the Medicare business, higher payroll and related expenses mostly as a result of recruitment of additional Medicare sales force, an increase in professional services related to our CMS star ratings efforts, and the additional expenses incurred to serve the additional three regions in the MI SALUD program effective October 1, 2013.  Operating expenses for the quarter also include $2.6 million in premium taxes.  These premium taxes became effective on July 1, 2013.

Income Tax Expense

Consolidated income tax expense during the three months ended September 30, 2013 increased by $1.7 million, to $3.1 million, as compared to the income tax expense during the three months ended September 30, 2012, due to an increase in the enacted tax rate from 30% to 39% that was effective January 1, 2013.  Consequently, the effective tax rate increased from 11.4% during the three months ended September 30, 2012 to 14.3% during the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Operating Revenues

Consolidated premiums earned, net decreased by $41.3 million, or 2.4%, to $1,653.9 million during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012.  The decrease was mostly the result of the lower member month enrollment in the Medicare and Commercial businesses and the receipt of lower risk score adjustments from CMS in 2013 as compared to 2012.

The consolidated administrative service fees decreased by $4.4 million, or 5.3% during the nine months ended September 30, 2013 when compared with the nine months ended September 30, 2012, mostly as the result of the new MI SALUD contract, which includes lower per-member per-month fees.  This new rate was effective July 1, 2013.

Net Realized Investment Gains

Consolidated net realized investment gains of $3.4 million during the 2013 period are the result of net realized gains from the sale of debt and equity securities.

Other Income

Other income increased by $13.3 million, during the nine months ended September 30, 2013 when compared to the nine months ended September 30, 2012, mostly due to a special distribution received from JUA in the Property and Casualty segment of $12.8 million, net of tax.

Claims Incurred

Consolidated claims incurred decreased by $88.2 million, or 6.1%, to $1,369.2 million during the nine months ended September 30, 2013 when compared to the claims incurred during the nine months ended September 30, 2012.  This decrease in the claims incurred primarily results from the lower Managed Care member month enrollment and lower utilization and cost trends in the Medicare and Commercial businesses.  This decrease was partially offset by an increase in claims of the Life and Property and Casualty segments.  The consolidated loss ratio decreased by 320 basis points to 82.8%.

Operating Expenses

Consolidated operating expenses during the nine months ended September 30, 2013 increased by $41.9 million, or 13.5%, to $351.3 million as compared to the operating expenses during the nine months ended September 30, 2012.  For the nine months ended September 30, 2013, the consolidated operating expense ratio increased by 290 basis points to 20.3%.  The higher operating expenses and operating expenses ratio are mainly related to special technology initiatives, expenses related to the reorganization of the Medicare business, higher payroll and related expenses mostly as a result of recruitment of additional Medicare sales force, and the additional expenses incurred to serve the additional three regions in the MI SALUD program effective October 1, 2013.  In 2012, the sales efforts for some MA products were outsourced.  Professional services also reflect an increase related to our CMS star ratings efforts.  Operating expenses for the nine months ended September 30, 2013 also include $2.6 million in premium taxes.  These premium taxes became effective on July 1, 2013.

Income Tax Expense

Consolidated income tax expense during the nine months ended September 30, 2013 decreased by $1.6 million, to $5.0 million, as compared to the income tax expense during the nine months ended September 30, 2012.  This decrease is primarily due to the effect of a $7.7 million adjustment to the consolidated net deferred tax assets after an increase in the enacted tax rate from 30% to 39%, net of additional tax expense due to the aforementioned tax rate increase that was effective January 1, 2013.  Consequently, the effective tax rate decreased by 950 basis points from 17.7% during the nine months ended September 30, 2012, to 8.2% during the nine months ended September 30, 2013.

Managed Care Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2013	2012	2013	2012
Operating revenues:
Medical premiums earned, net:
Commercial	$233.6	$240.5	$705.9	$724.9
Medicare	257.8	268.0	778.7	807.9
Medical premiums earned, net	491.4	508.5	1,484.6	1,532.8
Administrative service fees	23.4	28.4	81.1	86.0
Net investment income	4.0	3.9	12.0	11.7
Total operating revenues	518.8	540.8	1,577.7	1,630.5
Medical operating costs:
Medical claims incurred	425.8	456.0	1,277.6	1,373.5
Medical operating expenses	85.7	77.5	258.9	223.7
Total medical operating costs	511.5	533.5	1,536.5	1,597.2
Medical operating income	$7.3	$7.3	$41.2	$33.3
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,372,671	1,448,985	4,155,820	4,375,260
Self-funded	641,177	676,007	1,964,761	2,007,635
Total Commercial member months	2,013,848	2,124,992	6,120,581	6,382,895
Medicare:
Medicare Advantage	319,434	342,180	957,848	1,011,150
Stand-alone PDP	24,492	25,502	72,930	76,197
Total Medicare member months	343,926	367,682	1,030,778	1,087,347
Medicaid member months - Self-funded	2,668,236	2,631,532	7,989,168	7,886,395
Total member months	5,026,010	5,124,206	15,140,527	15,356,637
Medical loss ratio	86.7%	89.7%	86.1%	89.6%
Operating expense ratio	16.6%	14.4%	16.5%	13.8%

Operating income margin	1.4%	1.3%	2.6%	2.0%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Medical Operating Revenues

Medical premiums earned for the three months ended September 30, 2013 decreased by $17.1 million, or 3.4%, to $491.4 million when compared to the medical premiums earned during the three months ended September 30, 2012.  This decrease is principally the result of the following:

•	Medical premiums generated by the Medicare business decreased during the three months ended September 30, 2013 by $10.2 million, or 3.8%, to $257.8 million. This fluctuation primarily results from the overall decrease in the member month enrollment of this business by approximately 24,000, or 6.5%, when compared with the same period in 2012. Decrease in member month enrollment was attributed to lower sales of our non-dual offerings, which decreased by approximately 37,000, or 20.8%, during the 2013 period.

•	Medical premiums generated by the Commercial business decreased by $6.9 million, or 2.9%, to $233.6 million during the three months ended September 30, 2013, primarily resulting from the overall decrease in the member month enrollment of this business by approximately 76,000, or 5.3%. The reduction in membership stems from a combination of higher level of attrition in existing accounts as a result of the prevailing economic conditions, plus the loss of some accounts resulting from a more stringent pricing process and market competition. This decrease is partially offset by a moderate increase in average premium rates of approximately 2.5%.

Administrative service fees decreased by $5.0 million, or 17.6% during the three months ended September 30, 2013 when compared with the three months ended September 30, 2012, mostly as the result of the new MI SALUD contract, which includes lower per-member per-month fees.  This new rate was effective at the beginning of July 2013.

Medical Claims Incurred

Medical claims incurred during the three months ended September 30, 2013 decreased by $30.2 million, or 6.6%, to $425.8 million when compared to the three months ended September 30, 2012.  The medical loss ratio (“MLR”) of the segment decreased 300 basis points during the 2013 period, to 86.7%.  These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Medicare business decreased by $25.6 million, or 10.7% during 2013 and its MLR decreased by 640 basis points, to 83.0% for the three months ended September 30, 2013. Excluding the effect of risk-score premium adjustments and prior period reserve developments in the 2013 and 2012 periods the MLR decreased 300 basis points, mostly as the result of improved drug costs in AH after the new Pharmacy Benefit Manager (“PBM”) contract and the impact of changes in 2013 product design, partially offset by higher utilization trends during this period. The medical claims for this quarter were positively impacted by a higher level of rebates in pharmacy.

•	The medical claims incurred of the Commercial business decreased by $4.3 million, or 2.0%, during the 2013 period mostly due to the lower fully-insured member month enrollment. The Commercial MLR was 90.5%, which is 70 basis points lower than the MLR for the prior year. Excluding the effect of prior period reserve developments in both periods, the MLR increased by 220 basis points, reflecting higher utilization, plus a higher loss ratio in our USVI operation, principally as a result of occurrence of some shock claims during this quarter.

Medical Operating Expenses

Medical operating expenses for the three months ended September 30, 2013 increased by $8.2 million, or 10.6%, to $85.7 million when compared to the three months ended September 30, 2012.  The operating expense ratio increased by 220 basis points, from 14.4% in 2012 to 16.6% in 2013.  This increase is mainly related to on-going special project initiatives to comply with regulatory requirements, higher payroll and related expenses mostly as a result of recruitment of additional Medicare sales force, an increase in professional services related to our Medicare risk scoring and CMS star ratings efforts, and expenses incurred as preparation to administer the three new service regions of the MI SALUD program effective October 1, 2013.  In addition, there were $2.0 million in the new premiums tax that became effective on July 1, 2013.

Nine months Ended September 30, 2013 Compared to Nine months Ended September 30, 2012

Medical Operating Revenues

Medical premiums earned for the nine months ended September 30, 2013 decreased by $48.2 million, or 3.1%, to $1,484.6 million when compared to the medical premiums earned during the nine months ended September 30, 2012.  This decrease is principally the result of the following:

•	Medical premiums generated by the Medicare business decreased during the nine months ended September 30, 2013 by $29.2 million, or 3.6%, to $778.7 million. This fluctuation is the result of an overall decrease in the member month enrollment of this business by approximately 57,000, or 5.2%, when compared with the same period in 2012. Decrease in member month enrollment was attributed to lower sales of our non-dual offerings. Also contributing to this fluctuation is the receipt of a lower risk score adjustments from CMS in 2013 as compared to 2012. The nine months ended September 30, 2013 and 2012 include the net effect of approximately $2.9 million and $12.6 million, respectively, related to CMS final risk scores adjustments corresponding to prior periods.

•	Medical premiums generated by the Commercial business decreased by $19.0 million, or 2.6%, to $705.9 million during the nine months ended September 30, 2013. This fluctuation is primarily the result of a decrease in member month enrollment by approximately 219,000, or 5.0%, which was partially offset by an increase in average premium rates of approximately 2.5%. The decrease in member month enrollment is mostly due to the non-renewal of one large commercial account and a higher level of attrition, due to the prevailing economic conditions in the island.

Administrative service fees decreased by $4.9 million, or 5.7% during the nine months ended September 30, 2013 when compared with the nine months ended September 30, 2012, mostly as the result of the lower per-member per-month service fee rates considered in the new MI SALUD contract.  The lower rates were effective at the beginning of July 2013.

Medical Claims Incurred

Medical claims incurred during the nine months ended September 30, 2013 decreased by $95.9 million, or 7.0%, to $1,277.6 million when compared to the nine months ended September 30, 2012.  The MLR of the segment decreased 350 basis points during the 2013 period, to 86.1%.  These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Medicare business decreased by $74.6 million, or 10.3% during the 2013 period and its MLR was 83.4%, which is 620 basis points lower than the MLR for the prior year. The lower member month enrollment in this sector contributed to the decrease in claims incurred. Excluding the effect of risk-score premium adjustments and prior period reserve developments in the 2013 and 2012 periods, the MLR decreased by 420 basis points, mostly as the result of lower utilization and cost trends. The decrease also reflects improved drug costs after the new PBM contract in AH and the impact of changes in 2013 product design.

•	The medical claims incurred of the Commercial business decreased by $19.3 million, or 3.0%, during the 2013 period mostly due to the lower fully-insured member month enrollment. The commercial MLR was 88.8%, which is 40 basis points lower than the MLR for the prior year. Excluding the effect of favorable prior period reserve developments in 2013 and 2012, the MLR would have increased by 90 basis points, mostly reflecting higher utilization, plus a higher loss ratio in our USVI operation, principally as a result of occurrence of some shock claims during this quarter.

Medical Operating Expenses

Medical operating expenses for the nine months ended September 30, 2013 increased by $35.2 million, or 15.7%, to $258.9 million when compared to the nine months ended September 30, 2012.  The operating expense ratio increased by 270 basis points, from 13.8% in 2012 to 16.5% in 2013.  This increase is mainly related to on-going special project initiatives related to TSS’s core system upgrade to QNXT 5.0, the implementation of a new financial system, expenses related to the reorganization of the Medicare business, higher payroll and related expenses mostly as a result of recruitment of additional Medicare sales force, an increase in professional services related to our Medicare risk scoring and CMS star ratings efforts, consultants’ fees for the Medicare integration process, premium taxes of $2.0 million, and to a lesser extent, expenses incurred to prepare for the administration of the three new service regions of the MI SALUD program, effective October 1, 2013.

Life Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2013	2012	2013	2012
Operating revenues:
Premiums earned, net:
Premiums earned	$34.5	$33.8	$102.6	$98.5
Premiums earned ceded	(2.1)	(2.0)	(6.3)	(6.0)
Premiums earned, net	32.4	31.8	96.3	92.5
Net investment income	5.3	5.2	16.3	15.3
Total operating revenues	37.7	37.0	112.6	107.8
Operating costs:
Policy benefits and claims incurred	17.7	17.3	52.4	48.7
Underwriting and other expenses	16.2	15.6	48.7	46.6
Total operating costs	33.9	32.9	101.1	95.3
Operating income	$3.8	$4.1	$11.5	$12.5
Additional data:
Loss ratio	54.6%	54.4%	54.4%	52.6%
Operating expense ratio	50.0%	49.1%	50.6%	50.4%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating Revenues

Premiums earned, net for the three months ended September 30, 2013 increased by $0.6 million, or 1.9%, to $32.4 million when compared to the three months ended the September 30, 2012. The increase is mostly related to premium growth in the segment’s Cancer and Group Disability businesses, which  increased  a combined $1.1 million or 7.1%  over last year  premiums, offset in part by a reduction in premiums in the individual life lines.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the three months period ended September 30, 2013 increased by $0.4 million, or 2.3% to $17.7 million when compared to the three months ended September 30, 2012. The increase is mostly driven by an increased claims experience in the Cancer line of business when compared to the same period last year. As a result, the segment’s loss ratio increased, from 54.4% in 2012 to 54.6% in 2013.

Underwriting and Other Expenses

Underwriting and other expenses for the three month period ended September 30, 2013 increased $0.6 million, or 3.8%, to $16.2 million when compared to the 2012 period, mostly related to a lower amount of expenses capitalized as Deferred Policy Acquisition Costs primarily due to lower commission expenses, and to premium taxes, which amounted to $0.3 million  As a result, the segment’s operating expense ratio increased by 90 basis points from 49.1% in 2012 to 50.0% in 2013.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Operating Revenues

Premiums earned, net increased for the nine months ended September 30, 2013 by $3.8 million, or 4.1%, to $96.3 million when compared to the nine months period ended September 30, 2012. The increase is mostly related to new sales in the Individual Life and Cancer businesses, which presented a year over year increase of $3.9 million, or 4.5%.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the nine months period ended September 30, 2013 increased by $3.7 million, or 7.6%, to $52.4 million when compared to the nine month period ended September 30, 2012.  This increase is the result of claims received in the 2013 period, reflecting the growth of the segment’s inforce portfolio.  As a result, the loss ratio increased from 52.6% in 2012 to 54.4% in 2013.

Underwriting and Other Expenses

Underwriting and other expenses for the nine months period ended September 30, 2013 increased $2.1 million or 4.5%, to $48.7 million when compared to the nine months ended September 30, 2012, mostly related to a lower amount of expenses capitalized as Deferred Policy Acquisition Costs, primarily resulting from lower commission expenses. As a result, the operating expense ratio slightly increased from 50.4% in 2012 to 50.6% in 2013.

Property and Casualty Insurance Operating Results

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollar amounts in millions)	2013	2012	2013	2012
Operating revenues:
Premiums earned, net:
Premiums written	$37.6	$40.0	$114.8	$119.3
Premiums ceded	(15.5)	(16.7)	(43.6)	(47.3)
Change in unearned premiums	2.6	2.6	3.7	(0.3)
Premiums earned, net	24.7	25.9	74.9	71.7
Net investment income	2.0	2.2	6.1	6.7
Total operating revenues	26.7	28.1	81.0	78.4
Operating costs:
Claims incurred	13.5	12.8	41.1	36.8
Underwriting and other expenses	12.8	13.4	38.9	37.5
Total operating costs	26.3	26.2	80.0	74.3
Operating income	$0.4	$1.9	$1.0	$4.1
Additional data:
Loss ratio	54.7%	49.4%	54.9%	51.3%
Operating expense ratio	51.8%	51.7%	51.9%	52.3%
Combined ratio	106.5%	101.1%	106.8%	103.6%

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Operating Revenues

Total premiums written during the three months ended September 30, 2013 decreased by $2.4 million, or 6.0%, to $37.6 million, mostly resulting from lower writings of Commercial Property and Dwelling insurance products.

Premiums ceded to reinsurers during the three months ended September 30, 2013 decreased by $1.2 million, or 7.2%, to $15.5 million.  The ratio of premiums ceded to premiums written decreased by 60 basis points, from 41.8% in 2012 to 41.2% in 2013, mostly resulting from a change in the mix of business subscribed by the segment.

Claims Incurred

Claims incurred during the three months ended September 30, 2013 increased by $0.7 million, or 5.5%, to $13.5 million.  The loss ratio increased by 530 basis points, to 54.7% during this period as a result of an unfavorable loss experience, mostly in General Liability and Auto Insurance products.

Underwriting and Other Expenses

Underwriting and other operating expenses for the three months ended September 30, 2013 decreased by $0.5 million, or 3.7%, to $12.9 million, primarily due to a lower net commission expense.  Premium taxes for this segment were $0.3 million.  The operating expense ratio increased by 50 basis points during the same period, to 52.2% in 2013, resulting from lower volume of premiums of the segment.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Operating Revenues

Total premiums written during the nine months ended September 30, 2013 decreased by $4.5 million, or 3.8%, to $114.8 million, mostly resulting from lower sales of Dwelling insurance products.

Premiums ceded to reinsurers during the nine months ended September 30, 2013 decreased by $3.7 million, or 7.8%, to $43.6 million.  The ratio of premiums ceded to premiums written decreased by 160 basis points, from 39.6% in 2012 to 38.0% in 2013, mostly resulting from a change in the mix of business subscribed and lower level of premiums during 2013.

The change in unearned premiums presented an increase of $4.0 million, to $3.7 million during the nine months ended September 30, 2013, primarily as the result of the lower volume of premiums written in 2013.

Claims Incurred

Claims incurred during the nine months ended September 30, 2013 increased by $4.3 million, or 11.7%, to $41.1 million.  The loss ratio increased by 360 basis points, to 54.9% during this period as a result of an unfavorable loss experience, mostly in the Commercial Package, General Liability and Auto Insurance lines of business.  The increase also reflects a lower proportion of Dwelling business in our portfolio.

Underwriting and Other Expenses

Underwriting and other operating expenses for the nine months ended September 30, 2013 increased by $1.4 million, or 3.7%, to $38.9 million.  This increase is mainly related to an assessment received from the Puerto Rico Guarantee Fund and recorded as a charge to operations of $1.1 million to cover the insolvencies of insurers under liquidation.  This assessment is expected to be recovered with policy surcharges in premiums written after September 2013.  However, the operating expense ratio decreased by 40 basis points during the same period, to 51.9% in 2013.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended
	September 30,
(Dollar amounts in millions)	2013	2012
Sources of cash:
Cash provided by operating activities	$102.1	$112.1
Proceeds from short-term borrowings	-	11.2
Proceeds from policyholder deposits	8.1	32.9
Other	22.8	0.3
Total sources of cash	133.0	156.5
Uses of cash:
Net purchases of investment securities	(77.0)	(113.0)
Net capital expenditures	(8.9)	(8.7)
Repurchase and retirement of common stock	(18.3)	(0.6)
Repayments of long-term borrowings	(11.5)	(26.5)
Repayments of short-term borrowings	(16.6)	-
Surrenders of policyholder deposits	(7.5)	(4.8)
Acquisition of business, net of cash acquired of $0.8	-	(2.7)
Other	(1.0)	(3.3)
Total uses of cash	(140.8)	(159.6)
Net decrease in cash and cash equivalents	$(7.8)	$(3.1)

Cash flow from operating activities decreased by $10.0 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, principally due to the effect of lower premium collections by $40.4 million, a decrease in cash paid to suppliers and employees of $8.5 million, an increase in the income tax paid of $11.9, offset in part by a decrease in claims paid of $52.4 million.  The decrease in premiums collected as well as the decrease in claims paid is principally the result of the lower Managed Care member month enrollment.

During the nine months ended September 30, 2013 we received $8.1 million in policyholder deposits, this represents a decrease $24.8 million when compared to the prior year and is the result of lower sales of annuity products.  The Corporation has reduced the pricing for this product due to the current interest rate scenario.

The increase in other sources of cash for the nine months ended September 30, 2013 is attributed to changes in the amount of outstanding checks over bank balances.

Net acquisition of investment securities were $36.0 million lower during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily resulting from the investment of lower excess cash flows from operations.

Repurchase and retirement of common stock increased by $17.7 million mainly due to the repurchase and retirement of 1,000,000 shares of common stock as part of the completed secondary public offering conducted during the nine months ended September 30, 2013.

On January 18, 2012, we acquired a controlling stake in a health clinic in Puerto Rico at a cost of $2.7 million, net of $0.8 million of cash acquired.  There was no acquisition of business during the nine months ended September 30, 2013.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of September 30, 2013, we had $110.0 million of available credit under these facilities.  There are $14.1 million outstanding short-term borrowings under these facilities as of September 30, 2013.

As of September 30, 2013, we had the following long-term borrowings:

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes). On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

•	On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures in November 2015. This repurchase agreement pays interests on a quarterly basis at 1.96%. At September 30, 2013 investment securities available for sale with fair value of $42.0 million (face value of $40.3 million) were pledged as collateral under this agreement.

The 6.6% notes contain certain non-financial covenants.  At September 30, 2013, we are in compliance with these covenants.

On August 23, 2013, we repaid the remaining $10.0 million of the previously outstanding 6.7% senior unsecured notes, which were due January 2021.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of September 30, 2013, this secured loan had an outstanding balance of $16.5 million and average annual interest rate of 1.27%.

This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of September 30, 2013 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

As part of the acquisition transaction of the controlling stake in a health clinic, we assumed a term loan with balance of $13.3 million as of September 30, 2013.  The loan requires monthly payments of $0.1 million, including principal and interest, is due on December 23, 2014 with a final payment of $12.9 million and bears interest at an annual rate of 4.75%

We anticipate that we will have sufficient liquidity to support our currently expected needs.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2013, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

Changes in Internal Controls Over Financial Reporting

Effective July 1, 2013, the Company implemented a series of SAP enterprise resource planning (“ERP”) modules, including a new general ledger and chart of accounts, procurement, controlling, payroll and human resources.  The implementation of these ERP modules and the related workflow capabilities resulted in changes to the Company’s internal controls over financial reporting.  Therefore, as appropriate, we have modified the design and documentation of internal control process and procedures relating to the new system to supplement and complement existing internal controls over financial reporting. The system changes were undertaken as a business initiative to integrate systems among the Company and its subsidiaries, improve and enhance our internal control over financial reporting, and were not undertaken in response to any actual or perceived deficiencies in the Company’s internal control over financial reporting.

 This was the only change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.  Legal Proceedings

For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.  Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2012.

The following text updates the disclosure included in Item 1A of Part I of our Annual Report on Form 10-K for the year ending December 31, 2012, under the sub-caption “As a Medicare Advantage program participant, we are subject to complex regulations.  If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties, and our Medicare Advantage contracts may be terminated or our operations may be required to change in a manner that has a material impact on our business.”

CMS recently issued its Star Ratings for 2014.  The AH plan retained its 3 star rating for Part C and increased its Part D rating from 2.5 to 3 stars.   Two of our TSS plans increased their overall ratings to 3 stars; the Part D portion of these plans, however, received 2.5 stars.  The other two TSS plans – the TSS PPO plan and the stand-alone Part D plan – remained at 2.5 stars.  Accordingly, we expect that CMS will issue notices to enrollees in all four TSS plans alerting them of the plans’ low rating, encouraging them to explore higher rated plan options, and offering them the opportunity to move into higher quality plans during a special enrollment period in 2014.  If the TSS plans do not achieve Star Ratings of 3 stars or higher for 2015, CMS will have the discretion not to renew their Medicare Advantage contracts.

We are devoting the resources and management attention we believe necessary to improve our Star ratings, but cannot warrant that we will be completely successful in increasing the TSS plans to 3 stars or higher.  Our failure to achieve Star Ratings of 3 or higher for each of our plans, or to otherwise improve our administration of these plans, would jeopardize our ability to attract and retain members in our TSS Medicare Advantage and Part D plans, as well as our ability to continue to participate in these federal programs and to successfully bid for future CMS contracts in these programs.

The following text updates the disclosure included in Item 1A of Part I of our Annual Report on Form 10-K for the year ending December 31, 2012, under the sub-caption “As a Medicare Advantage program participant, we are subject to complex regulations.  If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties, and our Medicare Advantage contracts may be terminated or our operations may be required to change in a manner that has a material impact on our business” by creating a new sub-caption entitled “If we fail to comply with our corrective action plans with CMS and ASES regarding our provider credentialing and re-credentialing procedures, we may be subject to CMS compliance actions and ASES sanctions, ranging in each case from monetary penalties to contract termination.”

Under the CAP we submitted to CMS for the credentialing and re-credentialing of our TSS Medicare Advantage provider network, we committed to complete the corresponding procedures for all of the providers by October 31, 2013.  As the result of a slower than anticipated external source verification process and provider response rate, we adjusted the CAP deadline to December 20, 2013, the same deadline established in the ASES CAP described below.

Our failure to have properly credentialed and re-credentialed the TSS Medicare Advantage provider network may result in compliance action by CMS. We believe this action, if any, could range from a monetary fine, to a ban on certain marketing of the TSS Medicare Advantage plans, to a termination of TSS's Medicare Advantage contracts with CMS. Any penalty that CMS ultimately imposes could materially adversely affect our business, financial condition, operating results and cash flows.

On April 5, 2013, ASES approved the CAP we submitted on March 4, 2013 regarding the credentialing of our MI SALUD provider network.  In August 2013, ASES retained external auditors to test the credentialing and re-credentialing procedures for such network and the progress we had made under the CAP.  The auditors concluded that the credentialing documentation examined did not comply with the minimum requirements under federal regulation and under the MI SALUD contract.  As a result, ASES supplemented the CAP and set a credentialing schedule with weekly milestones intended to bring all of our MI SALUD provider files into compliance with the applicable credentialing and re-credentialing requirements by December 20, 2013.

We failed to meet initial milestones under the CAP and on September 11, 2013, ASES issued a warning letter to TSS pursuant to our MI SALUD contract, restating our obligation to meet the deadlines established in the CAP and granting us a one-time deferment to September 27, 2013 for us to complete credentialing procedures for the providers that we had failed to credential by the initial milestone of September 6, 2013.  As of October 14, 2013 we remained behind the schedule set forth in the CAP.  Since October 14, however, we have exceeded the weekly credentialing goals outlined in the CAP and as of the date of this Quarterly Report on Form 10-Q our credentialing and re-credentialing volume is approximately one week behind schedule.

On October 30, 2013, ASES issued a notice of administrative inquiry for non-compliance with the credentialing and re-credentialing requirements of our MI SALUD contract.  Pursuant to this notice we have the right to submit a supplemental CAP within thirty days of the date of the notice, outlining how we will achieve the goal of credentialing all of the providers in the TSS MI SALUD network by the December 20, 2013 deadline.  We intend to submit a supplemental CAP on or before November 30, 2013.  If we fail to submit such supplemental CAP in a timely manner or if we fail to meet the December 20, 2013 deadline, ASES is entitled to impose sanctions, including liquidated damages of up to $200 thousand and contract termination. Any penalty that ASES ultimately imposes could materially adversely affect our business, financial condition, operating results and cash flows.

We intend to come into full compliance with our CMS and ASES credentialing and re-credentialing requirements by our deadline.  Although we can give no assurances as to whether we will be able to satisfy CMS or ASES credentialing and re-credentialing requirements with respect to all current providers, we intend on removing all non-compliant providers from our network by such deadline and are evaluating the potential impact this may have on our network adequacy.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibits	Description

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and nine months ended September 30, 2013 and 2012 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	November 12, 2013	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas, CPA
President and
Chief Executive Officer

Date:	November 12, 2013	By:	/s/ Amílcar L. Jordán-Pérez
Amílcar L. Jordán-Pérez
Vice President,
Chief Financial Officer and
Chief Accounting Officer