Form 10-K
period 2013-12-31
TRIPLE-S MANAGEMENT CORP
filed 2014-03-17
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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
☐  Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2013 was approximately $538,762,684 for the Class B common stock (the only stock of the registrant that trades in a public market) and $2,380,686 for the Class A common stock (valued at its par value of $1.00 since it is not publicly traded).

As of  March 3, 2014, the registrant had 2,377,689 of its Class A common stock outstanding and 24,907,477 of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 30, 2014 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

TRIPLE-S MANAGEMENT CORPORATION

FORM 10-K

For The Fiscal Year Ended December 31, 2013

Part I

Item 1.   Business
General Description of Business and Recent Developments

Triple-S Management Corporation (“Triple-S”, “TSM”, the “Company”, the “Corporation”, “we”, “us” or “our”) is one of the most significant players in the managed care industry in Puerto Rico, serving approximately 2,188,000 members across all regions, with a 26% market share in terms of premiums written in Puerto Rico for the nine-month period ended September 30, 2013.  We have the exclusive right to use the Blue Cross and Blue Shield (“BCBS”) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica and the British Virgin Islands and Anguilla and over 50 years of experience in the managed care industry.  We offer a broad portfolio of managed care and related products in the commercial and Medicare markets. We market our managed care products through an extensive network of independent agents and brokers located throughout Puerto Rico as well as an internal salaried sales force. Until September 30, 2010 we provided fully-insured managed care services to the Puerto Rico Health Insurance Plan (similar to Medicaid) (“HIP” or “Medicaid”) and beginning on November 1, 2011 we resumed our participation in this sector as an Administrative Service Only (“ASO”) provider.  HIP is a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.

We also offer complementary products and services, including life insurance, accident and disability insurance and property and casualty insurance.  We are one of the leading providers of life insurance policies in Puerto Rico.

Substantially all premiums generated by our insurance subsidiaries are from customers within Puerto Rico.  In addition, mostly all of our long-lived assets, other than financial instruments, including deferred policy acquisition costs and value of business acquired, goodwill and other intangibles, and the deferred tax assets are located within Puerto Rico.

On February 11, 2014, the Company filed a Current Report on Form 8-K including the earnings press release announcing the Company's consolidated financial results for its fiscal fourth quarter and year ended December 31, 2013.  The consolidated financial statements included in this Annual Report on Form 10-K differ from those included in our earnings press release, primarily reflecting the effect of the refinement of the Managed Care segment’s risk scores estimate based upon evidence obtained subsequent to the filing of our earnings press release, as well as other adjustments increasing the segment’s incurred claims and operating expenses.  As a result, the Company’s consolidated net income for the year ended December 31, 2013 included in this Annual Report on Form 10-K increased $1.6 million to $55.9 million, or $2.01 per diluted share, as compared to net income of $54.3 million or $1.95 per diluted share, as reported on February 11, 2014.  The consolidated and Managed Care premiums, claims incurred and operating expenses are $5.4 million, $1.9 million and $0.8 million, respectively, higher than as reported in our earnings press release.

On November 7, 2013, our subsidiary Triple-S Vida, Inc. (“TSV”) completed the acquisition of 100% of the outstanding capital stock of Atlantic Southern Insurance Company (“ASICO”), a life insurance company authorized to do business in Puerto Rico, Costa Rica, Anguilla and British Virgin Islands.  The cost of this acquisition was approximately $9.4 million and was funded with unrestricted cash.  Our consolidated results of operating and financial condition included in this Annual Report on Form 10-K reflect ASICO’s acquisition in periods subsequent to the effective date of the transaction and were included within the Life Insurance segment.

On July 29, 2013, we announced the immediate commencement of an $11.5 million share repurchase program, as authorized by our Board of Directors.  This program is being conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.

On May 17, 2013, the Company converted $6.7 million of the $9.0 million outstanding Class A shares into Class B shares and concurrently conducted a marketed secondary public offering for a substantial majority of the converted shares.  As part of this transaction the Company repurchased and retired 1,000,000 shares at a price of $18.25.

In January 2012, we acquired a controlling interest in a health clinic in Puerto Rico, which we expect to provide additional opportunities to our Managed Care segment.

On February 7, 2011, our managed care subsidiary Triple-S Salud, Inc. (“TSS”) completed the acquisition of 100% of the outstanding capital stock of Socios Mayores en Salud Holdings, Inc. (effective January 7, 2014 this entity changed its name to Triple-S Advantage Solutions, Inc.), the indirect parent company of American Health, Inc. (from now on referred to as “American Health” or “AH”), a provider of Medicare Advantage services.  The cost of this acquisition was approximately $84.8 million, and was funded with unrestricted cash.  The consolidated results of operations and financial condition of the Corporation included in this Annual Report on Form 10-K reflect the results of operations of AH in periods subsequent to the effective date of the transaction and were included within our Managed Care segment.

In this Annual Report on Form 10-K, references to “shares” or “common stock” refer collectively to our Class A and Class B common stock, unless the context indicates otherwise.

Industry Overview

Managed Care

In response to an increasing focus on health care costs by employers, the government and consumers, there has been a growth in alternatives to traditional indemnity health insurance, such as Health Maintenance Organizations (“HMOs”) and Preferred Provider Organizations (“PPOs”).  Through the introduction of these alternatives the managed care industry has attempted to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care to plan members at favorable rates.  These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of certain outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system.  In addition, providers may have incentives to achieve certain quality measures or may share medical cost risk.  Members generally pay co-payments, coinsurance and deductibles when they receive services.  While the distinctions between the various types of plans have lessened over recent years, PPO products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization.  An HMO plan may also require members to select one of the network primary care physicians (“PCPs”) to coordinate their care and approve any specialist or other services.

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

We are licensed by the Blue Cross and Blue Shield Association (“BCBSA”) to use the Blue Cross Blue Shield (“BCBS”) name and mark in Puerto Rico, the U.S. Virgin Islands, Costa Rica and the British Virgin Islands and Anguilla.  The BCBSA had 37 independent licensees as of December 31, 2013. BCBS membership stood at approximately 100 million members at December 31 2013, which represents approximately 32% of the U.S. population.  The BCBS plans work cooperatively in a number of ways that create significant market advantages, especially when competing for very large, multi-state employer groups.  For example, all BCBS plans participate in the BlueCard program, which effectively creates a national “Blue” network.  Each plan is able to take advantage of other BCBS plans’ broad provider networks and negotiated provider reimbursement rates where a member covered by a policy in one state or territory lives or travels outside such state or territory.  The BlueCard program is a source of revenue from services provided in Puerto Rico to individuals who are customers of other BCBS plans and also provides us a significant network in the U.S, creating a significant competitive advantage for us because Puerto Ricans frequently travel to the continental United States.

Life Insurance

Total annual premiums in Puerto Rico for the year ended December 31, 2012 for the life insurance market approximated $1.3 billion.  The main products in this market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities.  The main distribution channels are independent agents.  In recent years banks have established general agencies to cross sell many life insurance products, such as term life and credit life.

Property and Casualty Insurance

The total property and casualty market in Puerto Rico in terms of gross premiums written as of September 30, 2013 was approximately $1.4 billion.  Property and casualty insurance companies compete for the same accounts through aggressive pricing, more favorable policy terms and better quality of services.  The main lines of business in Puerto Rico are personal and commercial auto, commercial multi-peril, fire and allied lines and other general liabilities.  Approximately 66% of the market is written by the top six companies in terms of market share, and approximately 88% of the market is written by companies incorporated under the laws of and which operate principally in Puerto Rico.

The Puerto Rican property and casualty insurance market is highly dependent on reinsurance.

Puerto Rico’s Economy

History and Description

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

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of fiscal year 2006, during which the real gross national product grew by only 0.5%.  For fiscal years 2007, 2008, 2009, 2010 and 2011 the real gross national product contracted by 1.2%, 2.9%, 3.8%, 3.6%, and 1.6% respectively.  For fiscal year 2012 Puerto Rico’s gross national product grew by 0.1%.  In October 2013, the Puerto Rico Planning Board (the “Planning Board”) released its revised gross national product forecast for fiscal years 2013 and 2014.  The gross national product forecast for fiscal year 2013 was revised downward from a projected growth of 0.4% increase to contraction of 0.3%.  The Planning Board’s forecast for fiscal year 2014 was also revised downward from projected growth of 0.2% to a contraction of 0.8%.

Personal income, both aggregate and per capita, has shown a positive average growth rate from 1947 to 2010.  In fiscal year 2012, aggregate personal income was $62.3 billion and personal income per capita was $16,611.  According to the Puerto Rico Department of Labor and Human Resources Household Employment Survey, known as the “Household Survey”, the number of persons employed in Puerto Rico during the fiscal year 2013 averaged 1,029,019, a decrease of 0.6% compared to the previous fiscal year.  During the first five month of fiscal years 2014 total employment averaged 1,016,000, a 2.0% reduction with respect to the same period of the prior year. The unemployment rate for fiscal year 2013 and for the first six months of fiscal year 2014 was 14.0% and 14.5%, respectively.

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

The economy of Puerto Rico is closely linked to that of the United States, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies and results of the U.S.  These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures.  In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy.  However, in recent years economic growth in Puerto Rico has not been consistent with the performance of the United States economy.  Since 2000, the government has faced a number of fiscal challenges, including an imbalance between its general fund revenues and expenditures, reaching its highest level in fiscal year 2009 with a deficit of $3.3 billion.  In the past, the Government of Puerto Rico generally bridged deficits through the use of non-recurring measures, such as borrowings, postponing payments to suppliers, and other one-time measures such as the use of derivatives and borrowings collateralized with government-owned real estate.  Recurrent budget deficits have substantially increased the amount of public sector debt.  The total outstanding public sector debt amounted to $70.0 billion as of June 30, 2013.

Recent Measures

In recent years, the Government of Puerto Rico has been focused on implementing measures to achieve fiscal balance, restore economic growth, find solutions for its underfunded pension system and thereby safeguarding the investment-grade ratings of its bonds.  Measures taken include (1) a reduction in the amount of government employees, (2) tax reform, (3) privatization of the Luis Muñoz Marín airport in San Juan and certain highways through public-private partnerships, and, more recently, (4) pension reform reducing benefits and increasing the retirement age.

On June 30, 2013 the Governor of Puerto Rico signed into law significant changes to the Puerto Rico Internal Revenue Code of 2011, as amended (“the 2011 Code”).  Relevant amendments to the 2011 Code impacting income taxes include the expansion of the corporate alternative minimum tax and individual alternative basic tax in lieu of the proposed "National Gross Receipts Tax", a moratorium on tax credits, modified excise taxes, sales and use taxes, and taxes on insurance premiums.  These changes, as applicable, have been considered and recorded in the Corporation’s financial statements as of and for year ended December 31, 2013.  In addition to the changes in the 2011 Code, the Government of Puerto Rico may take other revenue raising measures, which could have a material adverse effect on our business, financial condition and results of operations.

In October 2013, a bill to expand the role of the Sales Tax Financing Corporation, also known as Cofina, that allows this entity issue additional bonds, was signed into law.  The amendments increase the Sales and Use Tax percentage allocated to Cofina from 2.75% to 3.50%, and allows the use of these funds for financings related to the budgets of fiscal years 2012, 2013 and 2014.  In December 2013 a bill to reform the Teachers’ Retirement System was signed into law.

Rating Agencies and Markets

Moody’s downgraded Cofina senior bonds to Baa1 on February 7, 2014 and maintained a negative outlook.  The downgrade reflects Puerto Rico’s weak economy and constrained growth in sales tax revenues. Moody’s notes that measures have been taken to stabilize Puerto Rico’s fiscal situation, but economic recovery prospects remain weak. The current four notch rating differential between General Obligation bonds (Ba2) and Cofina Senior bonds (Baa1) reflects Moody’s view of a strong legal separation between the two credits.

Since the end of May 2013, Puerto Rico bonds have experienced steep price declines due to various factors, including investor worries about the economic and financial situation of Puerto Rico caused underperformance of Puerto Rico bonds.  Additionally, interest rates for longer dated maturities have risen on the back of a decrease (“tapering”) in asset purchases by the Federal Reserve. Besides this, the overall municipal market has underperformed compared to other fixed income sectors on the back of mutual fund outflows.

On February 4, 2014 Standard & Poor’s (S&P) lowered its rating of General Obligation bonds from BBB- to BB+. Related credits were also downgraded and all ratings remained on negative watch. S&P recognizes the progress of the Government in reducing operating deficits, but notes liquidity constraints as the main reason for the downgrade. The negative watch reflects uncertainties relating to market access and potential additional liquidity needs.

On February 7, 2014 Moody’s downgraded General Obligation bonds from Baa3 to Ba2 and maintained a negative outlook. Other credits, which are capped by or linked to the GO rating, were also downgraded. Moody’s notes a high debt load and fixed costs, narrow liquidity and constrained market access. Efforts of the Government to address these issues are recognized, but the negative outlook signals the remaining challenges facing the Commonwealth.

Cofina senior lien sales tax bonds, in which we hold most of our positions, were downgraded from A2 to Baa2 by Moody’s on February 7, 2014 and maintained a negative outlook. S&P continues to rate Cofina senior as AA-, combined with a negative outlook since September 30, 2013. Moody’s has previously indicated that the rating differential between Cofina and General Obligation bonds is due to a strong legal separation between the two credits.

On March 12, 2014 the Commonwealth successfully issued 3.5 billion General Obligation bonds. This issuance improves the liquidity of the Commonwealth and addresses some of the concerns expressed by the rating agencies.

See “Item 1A.   Risk Factors—Risks Related to Our Business—The geographic concentration of our business in Puerto Rico may subject us to economic downturns in the region.’’

Products and Services

Managed Care

Through our subsidiaries TSS and AH, we offer a broad range of managed care products, including HMO plans, PPO plans, Medicare Supplement, Medicare Advantage, Medicare Part D and Medicaid plans.  Managed care products represented approximately 89% of our consolidated premiums earned, net for each of the years ended December 31, 2013, 2012 and 2011.  We design our products to meet the needs and objectives of a wide range of customers, including employers, professional and trade associations, individuals and government entities.  Our customers either contract with us to assume underwriting risk or they self-fund underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services.  Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members' access to providers is subject to referral or preauthorization requirements.

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

Prescription Drug Benefit Plans.    Every Medicare beneficiary must be given the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government.  We are required to offer a Medicare Part D prescription drug plan to our enrollees in every area in which we operate.  We offer prescription drug benefits under Medicare Part D in our Medicare Advantage plans as well as on a stand-alone basis.  We also offer a Drug Discount Card for local government employees and individuals.  The Drug Discount Card program is not insurance, but rather provides access to discounts from contracted pharmacies.  As of December 31, 2013, we had enrolled approximately 15,506 members in the Drug Discount Card program.  We plan to continue extending the program to members in group plans without drug coverage during 2014.

ASO.    In addition to our fully insured plans, we also offer our PPO products on a self-funded or ASO basis, under which we provide claims processing and other administrative services to employers and Medicaid.  Employers choosing to purchase our products on an ASO basis fund their own claims, but their employees are able to access our provider network at our negotiated discounted rates.  We administer the payment of claims to the providers but we do not bear any insurance risk in connection with claims costs because we are reimbursed in full by the employer, thus we are only subject to credit risk in this business.  For certain self-funded plans, we provide stop loss insurance pursuant to which we assume some of the medical risk for a premium.  The administrative fee charged to self-funded groups is generally based on the size of the group and the scope of services provided.

Life Insurance

We offer a wide variety of life, accident, disability and health and annuity products in Puerto Rico through our subsidiary TSV.  Life insurance premiums represented approximately 6% of our consolidated premiums earned, net for each of the years ended December 31, 2013, 2012 and 2011.  TSV markets in-home service life and supplemental health products through a network of company-employed agents.  Ordinary life, cancer and dreaded diseases (“Cancer” line of business), and pre-need life products are marketed through independent agents.  TSV is the leading distributor of life products in Puerto Rico.  We are the only home service company in Puerto Rico and offer guaranteed issue, funeral and cancer policies to the lower and middle income market segments directly to people in their homes.  We also market our group life and disability coverage through our independent producers.

Property and Casualty Insurance

We offer a wide range of property and casualty insurance products through our subsidiary Triple-S Propiedad, Inc. (“TSP”).  Property and casualty insurance premiums represented approximately 4% of our consolidated premiums earned, net for each of the years ended December 31, 2013, 2012 and 2011.  Our predominant lines of business are commercial multi-peril, commercial property mono-line, auto physical damage, auto liability and dwelling policies.  This segment’s commercial lines target small to medium size accounts.

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

We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe.  Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound.  Practically all our reinsurers have an A.M. Best rating of ‘‘A-’’ or better, or an equivalent rating from other rating agencies.  During the year ended December 31, 2013, 37.9% of the premiums written in the property and casualty insurance segment were ceded to reinsurers.  Although these reinsurance arrangements do not relieve us of our direct obligations to our insured, we believe that the risk of our reinsurers not paying balances due to us is low.

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

Branding and Marketing

Our branding and marketing efforts include “brand advertising”, which focuses on the Triple-S name and the BCBS mark, “acquisition marketing”, which focuses on attracting new customers, and “institutional advertising”, which focuses on our overall corporate image.  We believe that the strongest element of our brand identity is the “Triple-S” name.  We seek to leverage what we believe to be the high name recognition and comfort level that many existing and potential customers associate with this brand.  Acquisition marketing consists of business-to-business marketing efforts which are used to generate leads for brokers and our sales force as well as direct-to-consumer marketing efforts which are used to add new customers to our direct pay businesses.  Institutional advertising is used to promote key corporate interests and overall company image.  We believe these efforts support and further our competitive brand advantage.  We will continue to utilize the Triple-S name and the BCBS mark for all managed care products and services in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla, except for Medicare Advantage products and services offered through our other Managed Care subsidiary AH.  AH, which began selling BCBS branded products effective January 1, 2013, will continue using its own name.

Sales and Marketing

We employ a wide variety of sales and marketing activities.  Such activities are closely regulated by the Centers for Medicare and Medicaid Services (“CMS”) and the Office of Personnel Management (“OPM”) of the U.S. Department of Health and Human Services (“HHS”), Puerto Rico Office of the Insurance Commissioner (“Commissioner of Insurance”) and other government of Puerto Rico agencies.  For example, our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and they often impose other regulatory restrictions on our marketing activities.

Distribution

Managed Care Segment.   We rely principally on our internal sales force and a network of independent brokers and agents to market our products.  Individual policies are sold entirely through independent agents who exclusively sell our individual products, and Medicare Advantage and group products are sold through our 291 person internal sales force as well as our approximately 250 independent brokers and agents.  We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned.

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

Life Insurance Segment.   In our life insurance segment, we offer our insurance products through our own network of both company-employed and independent agents.  The majority of our premiums (58% in 2013 and 57% in 2012) were placed through our home service distribution channel selling directly to customers in their homes.  TSV employs approximately 660 full-time active agents and managers and utilizes approximately 1,073 independent agents and brokers.  For individual policies, we advance first year commissions upon issuance and for group policies, we pay commissions on a monthly basis based on premiums received.

Property and Casualty Insurance Segment.   In our property and casualty insurance segment, business is exclusively subscribed through approximately 14 general agencies, including our insurance agency, Triple-S Insurance Agency, Inc. (“TSIA”), where business is placed by independent insurance agents and brokers.  During the years ended December 31, 2013, 2012 and 2011 TSIA placed approximately 66%, 58% and 52% of TSP‘s total premium volume, respectively.  The general agencies contracted by TSP remit premiums net of their respective commission.

Customers

Managed Care

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico.  The following table sets forth enrollment information with respect to each sector at December 31, 2013:

Market Sector	Enrollment at December 31, 2013	Percentage of Total Enrollment
Commercial	654,729	29.9%
Medicare	112,839	5.2%
Medicaid	1,420,371	64.9%
Total	2,187,939	100.0%

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

Federal Government Employees.    For over 40 years, we have maintained our leadership in providing managed care services to federal government employees in Puerto Rico.  We provide our services to these employees under the Federal Employees Health Benefits Program pursuant to a direct contract with the OPM and through the Federal Employee Program of the BCBSA. We are one of two companies in Puerto Rico that has such a contract with OPM.  Every year, OPM allows other insurance companies to compete for this business, provided such companies comply with the applicable requirements for service providers.  This contract is subject to termination in the event of noncompliance not corrected to the satisfaction of OPM.

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

Medicaid

In 1994, the government of Puerto Rico privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population.  The government divided Puerto Rico into eight geographical areas.  Each of the eight geographical areas is awarded to a managed care company doing business in Puerto Rico through a competitive bid process.  As of December 31, 2013, this program provided healthcare coverage to over 1.4 million people.  Mental health and drug abuse benefits are currently offered to Medicaid beneficiaries by behavioral healthcare companies and are therefore not part of the benefits covered by us.

This program is similar to the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state.  The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.

We currently serve all eight geographical regions on an ASO basis pursuant to an agreement that will expire on June 30, 2014.  On February 5, 2014 the government of Puerto Rico issued a request for proposal (“RFP”) for the Medicaid business and announced its intention to convert the current program to a managed care organization model, under which the selected contractors will be at risk for the provision of the physical and behavioral health components of the program.  We are currently evaluating the requirements of this RFP and have not concluded whether or not we will participate in the competitive bid process to retain the Medicaid business.  See “Item 1.   Business—Customers – Medicaid Sector”.  Our agreement with the government of Puerto Rico is subject to termination in the event of our non-compliance that is not corrected or cured to the satisfaction of the government entity overseeing Medicaid, or in the event that the government determines that there is an insufficiency of funds to finance the program.

Life Insurance

Our life insurance customers consist primarily of individuals, who hold approximately 525,000 policies.  We also insure approximately 1,700 groups.

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

We have been able to maintain relatively high retention rates, which is the percentage of existing business retained in the renewal process, in the corporate accounts sector of our managed care business.  For 2013 our corporate accounts retention factor was 95%.

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

Information Systems

We have developed and implemented integrated information technology systems that collect and process information centrally and support our core administrative functions, including premium billing, claims processing, utilization management, reporting, medical cost trending, as well as certain member and provider service functions, including enrollment, member eligibility verification, claims status inquiries, and referrals and authorizations.

In addition, we selected Quality Care Solutions, Inc. (“QCSI”) to implement a new core business application for our managed care segment.  QCSI was subsequently acquired by The Trizetto Company.  In the second quarter of 2010, our Managed Care segment began transitioning to the new electronic data processing system.  This transition continued into the third quarter of 2012, when we completed the full migration of TSS’s commercial membership.  Total external costs for the entire project amounted to approximately $56.0 million.

This new core business application provides new functionality and flexibility that allows us to offer new services and products and facilitates the integration of future acquisitions.  It is also designed to improve customer service, enhance claims processing, and contain operational expenses.

Federal regulations require that we begin using a new set of standardized diagnostic codes, known as ICD-10, by October 2014, which will require a significant information technology investment.  In order to become ICD-10 compliant, in September 2013 TSS upgraded the versions of its core business applications that were previously implemented in the third quarter of 2012.  The cost of the core business application upgrade and ICD-10 compliance efforts was approximately $6.5 million.  Additional software and efforts have and are being invested in defining the mapping of current ICD-9 codes to ICD-10 in order to load that mapping in the recently-upgraded systems. The company believes that these additional efforts to comply with ICD-10 requirements will represent an additional investment of approximately $1.0 million.

Since our goal is to manage all Medicare enrollments in one core business application, we completed effective January 1, 2014, the migration of TSS’s Medicare products to the core business application currently in use in AH.  We continue to manage the Medicaid enrollment in TSS’s legacy core system and we expect to complete its migration to TSS’s new core business application in several phases during the course of 2014.

Provider Arrangements

Approximately 98% of member services are provided through one of our contracted provider networks and the remainder is provided by out-of-network providers.  Our relationships with managed care providers, physicians, hospitals, other facilities and ancillary managed care providers are guided by standards established by applicable regulatory authorities for network development, reimbursement and contract methodologies.  As of December 31, 2013, we had provider contracts with approximately 4,711 primary care physicians, 3,382 specialists and 68 hospitals.

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

We promote the use of electronic claims billing by our providers.  Approximately 91% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or rate at which a claim is approved for payment when first processed by our system without human intervention, for provider claims has averaged 85% and 78% in 2013 and 2012, respectively.

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

Hospitals.    We generally contract for hospital services to be paid on an all-inclusive per diem basis, which includes all services necessary during a hospital stay.  We also contract some hospital services to be paid on diagnosis-related Groups (“DRG”) which is an all-inclusive rate per admission.  Negotiated rates vary among hospitals based on the complexity of services provided.  We annually evaluate these rates and revise them, if appropriate.

Physicians.   Fee-for-service is our predominant reimbursement methodology for physicians in our PPO products and services referred by the independent practice associations (“IPAs”) under capitation agreements.  Our physician rate schedules applicable to services provided by in-network physicians are pegged to a resource-based relative value system fee schedule and then adjusted for competitive rates in the market.  This structure is similar to reimbursement methodologies developed and used by the Medicare program and other major payers.  Payments to physicians under the Medicare Advantage program are based on Medicare fees.  For certain of our Medicare products we contract with IPAs in the form of capitation-based reimbursement for certain risks.  We have a network of IPAs that provide managed care services to our members in exchange for a capitation fee.  The IPAs assume the costs of certain primary care services provided and referred by their PCPs, including procedures and in-patient services not related to risks assumed by us.

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

We believe that our competitive strengths, including our leading presence in Puerto Rico, our BCBS license, the size and quality of our provider network, the broad range of our product offerings, our strong complementary businesses and our experienced management team, position us well to satisfy these competitive requirements.

Competitors in the managed care segment include national and local managed care plans.  At December 31, 2013 we had approximately 2,188,000 members enrolled in our managed care segment.  Our market share in terms of premiums written in Puerto Rico was estimated at approximately 26% for the nine-month period ended September 30, 2013.  We offer a variety of managed care products, and are the leader by market share in almost every sector, as measured by the share of premiums written.  Our main competitors are Medical Card Systems Inc., InnovaCare, Inc. (or MMM Healthcare & Preferred Medicare Choice), Humana, Inc. and First Medical Health Plan, Inc.

Life Insurance

We are one of the leading providers of life insurance products in Puerto Rico.  In 2012, we were the second largest life insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 13.9%.  We are the only life insurance company that distributes our products through home service.  However, we face competition in each of our product lines.  In the life insurance sector, excluding annuities, we were the largest company with a market share of approximately 19.2%, and our main competitors are Cooperativa de Seguros de Vida de Puerto Rico, AXA Equitable Life and Mass Mutual Financial Group.  In the cancer sector, we were the largest company with a market share of approximately 18.4%, and our main competitors are AFLAC and Trans Oceanic Life Insurance Company.

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

In the nine-month period ended September 30, 2013, we were the fifth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 8.5%.  Our nearest competitor in the property and casualty insurance market in Puerto Rico was American International Insurance Company of Puerto Rico.  The market leaders in the property and casualty insurance market in Puerto Rico were Universal Insurance, MAPFRE Corporation Group, and Cooperativa de Seguros Múltiples de Puerto Rico.

Blue Cross and Blue Shield License

TSM has license agreements with BCBSA that permit TSM the exclusive use of the BCBS name and marks for the sale, marketing and administration of managed care plans and related services in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  Also, TSS has a license with BCBSA to use the BCBS name and marks in Puerto Rico and the U.S. Virgin Islands.  As of January 1, 2013, AH has a license with BCBSA to use the name and marks of the BCBS on its Medicare Advantage products.  We believe that the BCBS name and marks are valuable brands of our products and services in the marketplace.  The license agreements, which have a perpetual term (but which are subject to termination under circumstances described below), contain certain requirements and restrictions regarding our operations and our use of the BCBS name and marks.

Upon the occurrence of any event causing the termination of our license agreements, we would cease to have the right to use the BCBS name and marks in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  We also would no longer have access to the networks of providers of the different plans that are members of the Association nor the BlueCard Program.  We would expect to lose a significant portion of our membership if we lose these licenses.  Loss of these licenses could significantly harm our ability to compete in our markets and could require payment of a significant fee to the BCBSA.  Furthermore, if our licenses were terminated, the BCBSA would be free to issue a new license to use the BCBS name and marks in Puerto Rico, U.S. Virgin Islands, Costa Rica and British Virgin Islands and Anguilla to another entity, which could have a material adverse effect on our business, financial condition and results of operations.  See “Item 1A   Risk Factors—Risks Related to Our Business – The termination or modification of our license agreements to use the BCBS name and marks could have a material adverse effect on our business, financial condition and results of operations.”

Events which could result in termination of our license agreements include, but are not limited to:

•	failure to maintain our total adjusted capital at or above 200% of Health Risk-Based Capital (“HRBC”) Authorized Control Level (“ACL”) as defined by the National Association of Insurance Commissioners (“NAIC”) for the for Primary Licensee (TSM) and Larger BCBS Controlled Affiliate (TSS) and 100% HRBC ACL for the Smaller BCBS Controlled Affiliate (AH);

•	failure to maintain liquidity of greater than one month of underwritten claims and administrative expenses, as defined by the BCBSA, for two consecutive quarters;

•	failure to satisfy state-mandated statutory net worth requirements;

•	impending financial insolvency; and

•	a change of control not otherwise approved by the BCBSA or a violation of the BCBSA voting and ownership limitations on our capital stock.

The BCBSA license agreements and membership standards specifically permit a license to operate as a for-profit, publicly-traded stock company, subject to certain governance and ownership requirements.

Pursuant to our license agreements with BCBSA, at least 80% of the revenue that we earn from health care plans and related services in Puerto Rico, and at least 66.7% of the revenue that we earn from (or at least 66.7% of the enrollment for) health care plans and related services both in the United States and in Puerto Rico together, must be sold, marketed, administered, or underwritten through use of the BCBS name and marks.  This may limit the extent to which we will be able to expand our health care operations, whether through acquisitions of existing managed care providers or otherwise, in areas where a holder of an exclusive right to the BCBS name and marks is already present.  Currently, the BCBS name and marks are licensed to other entities in all markets of the continental United States, Hawaii, and Alaska.  We also hold the license for the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.

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

Each license requires an annual fee to be paid to the BCBSA.  The fee is determined based on a per-contract charge from products using the BCBS name and marks.  The annual BCBSA fee for the year 2014 is $2,200,495.  During the years ended December 31, 2013 and 2012, we paid fees to the BCBSA in the amount of $2,126,165 and $1,224,344, respectively.  The BCBSA is a national trade association of 37 independent Primary Licensees (Plans), including TSM, the primary function of which is to promote and preserve the integrity of the BCBS name and marks, as well as to provide certain coordination among the Member Plans.  Each Member Plan is an independent legal organization and is not responsible for obligations of other BCBSA Member Plans.  With a few limited exceptions, we have no right to market products and services using the BCBS name and marks outside our BCBS licensed territory.

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

Investments

Our investment portfolio consists mainly of investment grade fixed income and a smaller portion is held in equity securities. The investment portfolio is conservative, diversified across and within asset classes, and has the following objectives, in order of importance: capital preservation, liquidity, income generation and capital appreciation.  The interest rate risk of both our investments and liabilities is regularly evaluated.

The investment portfolio is centrally managed by investment professionals and decisions are taken based on the guidelines and limitations described in the Statement of Investment Policy and Guidelines (“SIPG”) and the Puerto Rico Insurance Code.  The SIPG is established by the Investment and Financing Committee of the Board of Directors (the “Investment and Financing Committee”).  The Investment and Financing Committee establishes guidelines to ensure the SIPG is adhered to and any exception must be reported to the Investment and Financing Committee.

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

For additional information on our investments, see “Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.”

Trademarks

We consider our trademarks of ‘‘Triple-S’’ and ‘‘SSS’’ to be very important and material to all segments in which we are engaged.  In addition to these, other trademarks used by our subsidiaries, including American Health Medicare which we acquired in 2011, that are considered important have been duly registered with the Department of State of Puerto Rico and the United States Patent and Trademark Office.  It is our policy to register all our important and material trademarks in order to protect our rights under applicable corporate and intellectual property laws.  In addition, we have the exclusive right to use the BCBS name and marks in Puerto Rico and the U.S. Virgin Islands.  See ‘‘—Blue Cross and Blue Shield License’’.

Regulation

Our business operations are subject to comprehensive and detailed regulation in Puerto Rico, as well as U.S. federal regulation.  Supervisory agencies include the Commissioner of Insurance, the Division of Banking and Insurance of the Office of the Lieutenant Governor of the U.S. Virgin Islands, the Health Department of the Commonwealth of Puerto Rico and the Administration for Health Insurance of the government of Puerto Rico (“ASES”, for its Spanish acronym), which administers Medicaid, including the Medicare dual-eligible beneficiaries program.  Federal regulatory agencies that oversee our operations include HHS—directly and through its Office of the Inspector General (“OIG”), its Office of Civil Rights (“OCR”) and CMS, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”), and OPM.  These government agencies have the right to:

•	grant, suspend and revoke licenses to transact business;

•	regulate many aspects of the products and services we offer, including through the review and approval of health insurance rates in the individual and small group markets;

•	assess fines, penalties and/or sanctions;

•	monitor our solvency and the adequacy of our financial reserves; and

•	regulate our investment activities on the basis of quality, diversification and other quantitative criteria, within the parameters of a list of permitted investments set forth in insurance laws and regulations.

Our operations and accounts are subject to examination and audits at regular intervals by a number of these agencies.  In addition, the U.S federal and local governments continue to consider and enact many legislative and regulatory proposals that have impacted, or could materially impact, various aspects of the health care system.  Some of the more significant current issues that may affect our business include:

•	initiatives to provide greater access to coverage for uninsured and under-insured populations without adequate funding to health plans or to be funded through taxes or other negative financial levy on health plans;

•	payments to health plans that are tied to achievement of certain quality performance measures;

•	other efforts or specific legislative changes to the Medicare or Medicaid program, including changes in the bidding process or other means of materially reducing premiums;

•	local government regulatory changes;

•	increased government enforcement, or changes in interpretation or application of fraud and abuse laws;

•	the implementation of regulations in July 2011 by the Office of the Commissioner to review and approve rates in the individual and small business markets; and

•	regulations that increase the operational burden on health plans or laws that increase a health plan’s exposure to liabilities, including efforts to expand the tort liability of health care plans.

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
•       rate review and approval;

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
•       permissible investments; and
•       guaranteed issue and renewability.

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

The provisions regarding health insurance in the Puerto Rico Insurance Code are being revised in phases.  The first and second phases of these revisions were enacted on August 29, 2011 and August 23, 2012, respectively.  The main objective of the revision to the Insurance Code is to update the regulatory framework applicable to health insurance and harmonize local provisions with recently approved federal legislation.  The revised chapters of the Insurance Code that were recently adopted contain general provisions, such as handling of prescription medicines, availability of health insurance for small and medium-sized companies, prohibition of discretionary clauses in insurance contracts, complaint procedures of health organizations, external reviews, quality improvement programs, utilization review, provider credentialing, among others.

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

Managed Care Provider Services

Participating managed care providers of the dual-eligible sector of the population, administered by ASES, are required to provide specific services to their subscribers.  Such services include access to a provider network that guarantees emergency and specialty services.  In addition, the Office of the Solicitor for the Beneficiaries of Medicaid is authorized to review and supervise the operations of entities contracted by the government of Puerto Rico to provide services to the dual-eligible sector of the population.  The Solicitor may investigate and adjudicate claims filed by Medicaid beneficiaries against the various service providers contracted by the government of Puerto Rico.  See “Business – Customers-Medicare Supplement and Medicare Advantage Sector” sections included in this Item for more information.

Capital and Reserve Requirements

Since 2009, local insurers and health organizations are required by the Insurance Code to submit to the Puerto Rico Commissioner of Insurance Risk Based Capital (“RBC”) reports following the NAIC RBC Model Act, and accordingly are subject to certain regulatory actions if their capital levels do not meet minimum specific risk based capital requirements.  In February 2010, Insurance Regulation No. 92 (“Rule 92”) issued by the Commissioner of Insurance, which establishes the guidelines to implement RBC requirements, went into effect.  Rule 92 provides for gradual compliance over a period of five years.

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

The RBC Model Act requires increasing degrees of regulatory oversight and intervention as an insurance company’s risk-based capital declines.  The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its risk-based capital to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control, in rehabilitation or liquidation proceeding.  The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital.  The ‘‘company action level’’ is triggered if a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its risk-based capital.  At the company action level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position.  When a company’s adjusted capital is between 200% and 300% and it has a combined ratio greater than 105%, a “company action level” is triggered and once the Puerto Rico Commissioner of Insurance implements the health trend test, it will also be triggered.  As of December 31, 2013, the Commissioner of Insurance has not enacted the health trend test in its regulations.  The ‘‘regulatory action level’’ is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital.  At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.  The ‘‘authorized control level’’ is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.  The ‘‘mandatory control level’’ is triggered if a company’s total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority must place the company under its control.

As of December 31, 2013, our insurance subsidiaries met and exceeded the minimum capital requirements established by the Commissioner of Insurance and the BCBSA, as applicable.  Because AH began offering BCBS branded products in January 2013, it will now also be required to comply with BCBSA minimum capital requirements.

In addition to its catastrophic reinsurance coverage, TSP is required by local regulatory authorities to establish and maintain a reserve supported by a trust fund (the “Trust”) to protect policyholders against their dual exposure to hurricanes and earthquakes.  The funds in the Trust are solely to be used to pay catastrophic losses whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance.  Contributions to the Trust, and accordingly additions to the reserve, are determined by a rate, imposed by the Commissioner of Insurance on the catastrophe premiums written in that year.  As of December 31, 2013 and 2012, we had $40.1 million and $39.0 million, respectively, invested in securities deposited in the Trust.  The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance and are therefore considered an addition to the reserve.  For additional details see note 18 of the audited consolidated financial statements.

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

Medicare Generally

Medicare is the federal health insurance program created in 1965 for all people aged 65 and older (regardless of income or medical history), qualifying disabled persons, and persons suffering from end-stage renal disease.  Medicare is funded by the federal government and administered by CMS, with the day-to-day operations of the program (e.g., provider enrollment, claims payment) handled by private contractors under contract with CMS.  There are approximately 52 million Medicare beneficiaries.

Medicare is divided into 4 distinct parts:

•	Part A covers, among other things, inpatient hospital stays, skilled nursing facility stays, home health visits (also covered under Part B), and hospice care. While there is no monthly premium for Medicare Part A, beneficiaries may be subject to significant deductibles and co-payments ($1,184 and $1,216 deductible for a hospital stay of up to 60 days in 2013 and 2014, respectively).

•	Part B covers physician visits, outpatient services, laboratory services, durable medical equipment, certain preventive services, and home health visits. Enrollment in Part B is voluntary and subject to an annual deductible ($147 in 2013 and 2014). Beneficiaries who enroll in Medicare Part B pay a monthly premium ($104.90 for 2014 and 2013) commonly deducted automatically from beneficiaries' monthly Social Security checks. Medicare Part B generally pays 80% of the cost of services and beneficiaries pay the remaining 20% after the beneficiary has satisfied the annual $147 deductible. Beneficiaries who report 2013 income above $85,000 a year ($170,000 filing jointly) are legally responsible for covering a larger portion of the cost of their coverage. These premium adjustments range from $42.00 to $230.80 a month for Medicare Part B.

•	Part C, also known as Medicare Advantage, allows beneficiaries to enroll in private health plans and receive Medicare-covered benefits. Currently, about 13 million Medicare beneficiaries are enrolled nationally in a Medicare Advantage plan. Under the ACA, payments to Medicare Advantage plans are being reduced over time, and bonus payments are paid to plans based on quality ratings. Beginning in 2014, plans will be required to maintain a medical loss ratio of at least 85 percent. The Part C premium varies by plan.

•	Part D is the voluntary, subsidized outpatient prescription drug benefit created under the Medicare Modernization Act of 2003 (the “MMA”) Part D includes subsidies for beneficiaries with low incomes that do not apply to Puerto Rico. Part D is offered through private plans that contract with Medicare, including stand-alone prescription drug plans and Medicare Advantage prescription drug plans. The Part D premium varies by plan.

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

Since the 1980’s, as an alternative to the traditional fee-for-service Medicare program, Medicare has also offered Medicare managed care benefits provided though contracted private health plans,, currently known as Medicare Advantage plans.  Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members.  Beginning in 1997, CMS gradually phased in a risk adjustment payment methodology that based the CMS monthly premium payments to plans on various clinical and demographic factors.  Beginning in 2003, Congress introduced a new Medicare managed care approach, which itself has subsequently undergone several changes.

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

ACA (as defined below) changed the payment methodology for plans and reduced the benchmarks.  For 2011, benchmarks were frozen at 2010 levels.  Starting in 2012, decreases in benchmarks are to be phased-in over 2 to 6 years.  The benchmarks range from 95% to 115% of Medicare fee-for-service costs.  Per ACA and the results of a CMS demonstration project, bonus payments will be made to plans with higher quality ratings.  Rebates will be reduced for all plans, but plans with higher quality ratings will keep a larger proportion of the rebate.

Budget Control Act

On August 2, 2011, the Budget Control Act of 2011 was enacted to reduce the deficit and avoid default on the national debt.  When a joint committee of Congress established to develop debt reduction legislation failed to cut at least $1.5 trillion over the coming 10 years, an automatic process of across-the-board cuts (“sequestration”) split equally between defense and non-defense programs was triggered.  Under the sequestration, automatic spending cuts became effective beginning March 1, 2013.  This resulted in cuts of 2% ($11.1 billion) to Medicare.  Medicaid programs are not subject to automatic spending cuts.

Medicaid Generally

Medicaid is a public insurance program intended for low-income individuals and families.  Medicaid provides coverage to almost 60 million Americans, including children, pregnant women, and individuals with disabilities. To participate in Medicaid, states must cover certain groups but have the flexibility to cover other population groups.  States may apply to CMS for waivers to provide coverage to populations beyond what is normally covered under the program.  States are able to establish eligibility criteria within federal minimum standards. States are allowed to set Medicaid provider payment rates, and may reimburse providers through fee-for-service or managed care.  They also have the flexibility to determine the type, amount, duration, and scope of services of their respective Medicaid programs, so long as within federal guidelines, although states are required to cover certain mandatory benefits.  In Puerto Rico, the Medicaid program, currently referred to as the Medicaid program and formerly known as Reform, is administered locally by ASES.

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

Additionally, ACA created the Federal Coordinated Health Care Office to better integrate Medicare and Medicaid benefits and improve coordination between federal and state governments. In July 2011, CMS announced three initiatives related to improving quality and lowering the cost of care for dual-eligibles: (i) a demonstration program to test two new financial models designed to help states improve quality and share in lower costs resulting from better coordinated care for dual eligible beneficiaries; (ii) a demonstration program to help states improve the quality of care for people in nursing homes by focusing on reducing preventable inpatient hospitalizations; and (iii) a technical resource center available to all states to help them improve care for high-need, high-cost beneficiaries.  The two new financial models provide for: (i) a state, CMS, and health plan that enter into a three-way contract where the managed care plan receives a prospective blended payment to provide comprehensive, coordinated care; and (ii) a state and CMS that enter into an agreement where the state would be eligible to benefit from savings resulting from managed fee-for-service initiatives designed to improve quality and reduce costs for both Medicare and Medicaid)

Under ACA, 15 states (not including Puerto Rico) have been awarded contracts to support the design of demonstration projects that aim to improve the coordination of care for people with Medicare and Medicaid coverage.  Each of the selected states will receive up to $1.0 million to develop patient-centered demonstration projects that focus on coordinating primary, acute, behavioral, and long-term care services for dual-eligibles.

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

Anti-kickback Laws.     Insurance providers in Puerto Rico are subject to local and federal anti-kickback laws.  These anti-kickback laws prohibit the payment, solicitation, offering or receipt of any form of remuneration (including kickbacks, bribes, and rebates) in exchange for business, and under federal law, the referral of federal healthcare program patients or any item or service that is reimbursed by any federal health care program.  In addition, the federal regulations include certain safe harbors that describe relationships that have been determined by CMS not to violate the federal anti-kickback laws.  Relationships that do not fall within one of the enumerated safe harbors are not a per se violation of the law, but will be subject to enhanced scrutiny by regulatory authorities.  Failure to comply with the anti-kickback provisions may result in civil damages and penalties, criminal sanctions, and administrative remedies, such as exclusion from the applicable federal health care program.

Federal False Claims Act.    Federal regulations also strictly prohibit the presentation of false claims or the submission of false information to the federal government.  Under the federal False Claims Act, any person or entity that has knowingly presented or caused to be presented a false or fraudulent request for payment from the federal government or who has made a false statement or used a false record in the submission of a claim may be subject to treble damages and penalties of up to $11,000 per claim.  The federal government has taken the position that claims presented in relationships that violate the federal anti-kickback statute may also be considered to be violations of the federal False Claims Act.  Furthermore, the federal False Claims Act permits private citizen “whistleblowers” to bring actions on behalf of the federal government for violations of the Act and to share in the settlement or judgment that may result from the lawsuit.  In fiscal year ended September 30, 2013, recoveries from civil health care matters brought under the False Claims Act were approximately $3.8 billion nationally.

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

 Puerto Rican and federal regulators are conducting investigations in connection with two events related to our handling of protected health information.  See “Item 3. Legal Proceedings” for more information.

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

Employee Retirement Income Security Act of 1974

The provision of services to certain employee welfare benefit plans provided by private sector employers is subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service and the DOL.  ERISA regulates certain aspects of the relationships between us, the employers who maintain employee welfare benefit plans subject to ERISA and participants in such plans.  Some of our administrative services and other activities may also be subject to regulation under ERISA.  In addition, certain states require licensure or registration of companies providing third-party claims administration services for benefit plans.  We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA.  Plans subject to ERISA can also be subject to state laws and the question of whether ERISA preempts a state law has been, and will continue to be, interpreted by many courts.

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

Federal Initiatives

 On March 23, 2010, the federal health reform legislation, known as the Patient Protection and Affordable Care Act was enacted.  The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, on March 30, 2010 (collectively, Pub. L. No. 111-148, and referred to herein as “ACA”), includes certain mandates that took effect in since 2010, as well as other requirements that are to be implemented over the next several years.  Most of the provisions of ACA with more significant effects on the health insurance marketplace have an effective date of January 1, 2014, including a requirement that insurers guarantee the issuance of coverage to all individuals regardless of health status, strict rules on how health insurance is rated, and the assessment of new taxes and fees (including annual fees on health insurance companies).  Many aspects of ACA will be further articulated and clarified through regulation and guidance.  ACA affects all aspects of the health care delivery and reimbursement system in the United States, including health insurers, managed care organizations, healthcare providers, employers, and U.S. states and territories.

The implementation of ACA could have a material adverse effect on the profitability or marketability of our business, financial condition and results of operations.  Various federal agencies, including, but not limited to, HHS, DOL, and the U.S. Department of the Treasury are issuing regulations in several phases implementing specific ACA provisions.  CMS issued a Final Rule that implements certain ACA provisions that effect provider and supplier participation and enrollment in federal and state health payor programs. As a result of the complexity of ACA, its impacts on health care in the United States and the continuing modification and interpretation of Health Care Reform’s rules, we may be adversely affected on our business, cash flows, financial condition and results of operations.  Additionally, federal agencies have issued Requests for Information and Interim Final Regulations implementing certain other ACA provisions that could affect our business.  Final regulations and guidance are anticipated in the near future and we will continue to assess ACA’s impact on us as final regulations and guidance are issued.

Some of the more significant ACA issues that may affect our managed care business include:

•	Provisions requiring greater access to coverage for certain uninsured and under-insured populations and the elimination of certain underwriting practices without adequate funding to health plans or with negative financial levies on health plans such as restrictions in the ability to charge additional premium for additional risk. These include, among others, (i) extending dependent coverage for unmarried individuals until age 26 under their parents’ health coverage, (ii) limiting a health plan’s ability to rescind coverage and restricting the plan’s ability to establish annual and lifetime financial caps, (iii) eliminating the use of gender as a ratings factor and (iv) limiting a health plan’s ability to deny or limit coverage on grounds of a person’s pre-existing medical condition (guarantee issue); in the case of the territories, including Puerto Rico, the adverse selection effect associated with the guarantee issue, might be exacerbated by the non- applicability of the individual and employer mandates.
•	Provisions restricting medical loss ratios and requiring premium refunds for non-compliance;
•	Provisions requiring health plans to report to their members and HHS certain quality performance measures and their wellness promotion activities;
•	Provisions that reduce premium payments to Medicare Advantage health plans and that tie such premium to the local Medicare fee for service costs. The adjustment began in 2012 and is being phased in over 5 to 7 years;
•	Provisions that tie Medicare Advantage premiums to achievement of certain quality performance measures;
•	Other efforts or specific legislative changes to the Medicare and Medicaid programs, including changes in the bidding process, authority of CMS to deny bids, or other means of materially reducing premiums such as through further adjustments to the risk adjustment methodology;
•	Increased federal funding to the Medicaid program, available for years 2014 – 2019;
•	Funding provided to the government of Puerto Rico to either establish a health insurance exchange or fund the Medicaid program, at the option of the government of Puerto Rico; the Government of Puerto Rico elected to fund the Medicaid program;
•	Increased government funding to enforcement agencies and/or changes in interpretation or application of fraud and abuse laws;
•	Expanded scope of authority and/or funding to audit Medicare Advantage health plans and recoup premiums or other funds by the government or its representatives; and
•	The increase in persons eligible for coverage under the Medicaid program in Puerto Rico, which may result in some persons currently insured by us in our Commercial programs becoming eligible for, and thus moving to, the program.

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

The ACA mandates significant changes to the rules regarding private health insurance to facilitate competition for market efficiency, promote prevention and wellness, increase pooling of risk, and prohibit discrimination for pre-existing conditions and/or health statues.  On November 26, 2012, HHS released three proposed rules specifically related to health insurance market reforms, essential benefits, and standards for wellness programs by employers who sponsor group health plans.  The market reform proposed rules concerns the sale, pricing, and renewability of health insurance.  These rules apply to the individual and small group health insurance markets (whether or not in the health insurance exchanges).  The rule does not generally apply to grandfathered health plans.  The essential benefits proposed rule establishes the standards for covered benefits under private health insurance coverage.  Under the rule, states have the ability to select a benchmark plan from ten popular private health plans.  Popularity is based on enrollment figures for the plans.  Should a state not select a plan, the default becomes the largest small group health plan.  A covered benefit under the benchmark plan will be considered an essential health benefit. Under the ACA, health plans that are not grandfathered in the individual and small group market are required to cover essential health benefits.  While essential benefits are not specifically defined, the ACA outlines 10 categories of benefits that are required to be covered by plans, including: a) emergency services; b) ambulatory patient services; c) hospitalization; and d) preventive and wellness services and chronic disease management.  The wellness proposed rule amends an earlier regulation regarding the design and implementation of wellness programs offered by employers in group health plans.  Among other things, it increases the maximum reward allowable under reasonably designed programs from 20 to 30 percent, and would further increase the maximum reward to 50 percent for wellness programs designed to prevent or reduce tobacco use. It is uncertain whether we can recoup, through higher premiums or other measures, the increased costs of mandated benefits or other increased costs caused by potential legislation, regulation or court rulings. See part I, Item 1A ''Risk Factors - The health care reform law and implementation of the law could have a material effect on our business, financial condition, cash flows, or results of operations'' for more information.

Financial Information About Segments

Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in note 28 to the audited consolidated financial statements for the years ended December 31, 2013, 2012 and 2011.

Employees

As of December 31, 2013, we had approximately 3,555 full-time employees and 484 temporary employees.  TSS has a collective bargaining agreement with the Unión General de Trabajadores, which represents approximately 43% of our managed care subsidiary’s approximately 1,380 regular employees.  The collective bargaining agreement expires on July 31, 2016.  The Corporation considers its relations with employees to be good.

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

In addition, we operate in a highly competitive, constantly changing environment that is significantly influenced by very large organizations that have resulted from business combinations, aggressive marketing and pricing practices of competitors and regulatory oversight.  The following is a summary of factors, the results of which, either individually or in combination, if markedly different from our planning assumptions, could cause our results to differ materially from those expressed in any forward-looking statements contained in this Annual Report on Form 10-K:

•	trends in health care costs and utilization rates;

•	ability to secure sufficient premium rate increases;

•	competitor pricing below market trends of increasing costs;

•	re-estimates of our policy and contract liabilities;

•	changes in government regulation of managed care, life insurance or property and casualty insurance;

•	significant acquisitions or divestitures by major competitors;

•	introduction and use of new prescription drugs and technologies;

•	a downgrade in our financial strength ratings;

•	litigation or legislation targeted at managed care, life insurance or property and casualty insurance companies;

•	ability to contract with providers and government agencies consistent with past practice;

•	ability to successfully implement our disease management and utilization management programs;

•	volatility in the securities markets and investment losses and defaults; and

•	general economic downturns, major disasters and epidemics.

The foregoing list should not be construed to be exhaustive.  We believe the forward-looking statements in this Annual Report on Form 10-K are reasonable; however, there is no assurance that the actions, events or results anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations or financial condition.  In view of these uncertainties, you should not place undue reliance on any forward-looking statements, which are based on our current expectations at the time the statements are made.  Further, forward-looking statements speak only as of the date they are made, and, other than as required by applicable law, including the securities laws of the United States, we do not intend to update or revise any of them in light of new information or future events.

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

Notwithstanding the fact that TSS and its predecessor, SSS, were never in a position to issue new shares to providers as contemplated by the share acquisition agreements because shareholder approval for such issuance was never obtained, and the fact that SSS on several occasions in the 1990s offered providers the opportunity to purchase shares of its treasury stock and such offers were accepted by very few providers, providers who entered into share acquisition agreements may claim that the share acquisition agreements entitled them to acquire our or TSS’s shares at a subscription price equivalent to that provided for in the share acquisition agreements.  SSS entered into share acquisition agreements with approximately 3,000 providers, the substantial majority of whom never came to own shares of SSS.  Such share acquisition agreements provide for the purchase and sale of approximately 15,000 shares of SSS.  If we or TSS were required to issue a significant number of shares in respect of these agreements, the interest of our existing shareholders would be substantially diluted.  As of the date of this Annual Report on Form 10-K, only one judicial claim to enforce any of these agreements has been brought against the Company.  The case was settled by the parties and, on August 2013, dismissed by the court with prejudice.  Additionally, we have received inquiries with respect to fewer than 700 shares under share acquisition agreements.  The share numbers set forth in this paragraph reflect the number of SSS shares provided for in the share acquisition agreements.  Those agreements do not include anti-dilution protections and we do not believe that the amounts of any claims under the agreements with SSS should be multiplied to reflect the 3,000-for-one stock split effected by us on May 1, 2007.  We cannot provide assurances, however, that claimants will not successfully seek to increase the size of their claims by reference to the stock split.

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

For much of our history, we and our predecessor entity have restricted the ownership or transferability of our shares, including by reserving to us or our predecessor a right of first refusal with respect to share transfers and by limiting ownership of such shares to physicians and dentists.  In addition, we and our predecessor, consistent with the requirements of our and our predecessor’s bylaws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders.  Nonetheless, former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“non-medical heirs”), may claim an entitlement to our shares or to damages with respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions.  Our records indicate that there may be as many as approximately 450 former shareholders whose non-medical heirs may claim to have inherited up to 10,500,000 shares after giving effect to the 3,000-for-one stock split.  As of the date of this Annual Report on Form 10-K, we are defending six judicial claims by non-medical heirs of former shareholders whose shares were repurchased upon their death seeking the return of or compensation for a total of 92 shares (prior to giving effect to the 3,000-for-one stock split).  See “Item 3. Legal Proceedings – Claims by Heirs of Former Shareholders”.  In addition, we have received inquiries from non-medical heirs with respect to fewer than 700 shares (or 2,100,000 shares after giving effect to the 3,000-for-one stock split).

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

In the event that claimants acquire shares of our managed care subsidiary, TSS, at less than fair value, we will not be able to prevent dilution of the value of the Class B shareholders’ ownership interest in us to the extent that the net value received by such claimants exceeds the value of our outstanding shares of Class A common stock.  Finally, the anti-dilution protection afforded by the dual class structure may cease to be of further effect at any time because all remaining shares of Class A common stock may, at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted into shares of Class B common stock.  On May 17, 2013, the Company converted 6,660,423 shares of Class A common stock to Class B common stock.  Concurrently with the conversion, 6,210,423 of such converted shares were sold in a registered secondary public offering.

Future sales of our Class B common stock, or the perception that such future sales may occur, may have an adverse impact on its market price.

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class B common stock to decline.  Either of these limits our future ability to raise capital through an offering of equity securities. As of December 31, 2013 there were 25,091,277 shares of Class B common stock and 2,377,689 shares of Class A common stock.  Our Class A common stock is no longer subject to contractual lockup; thus, such shares are freely tradable without restriction or further registration under the Securities Act by persons other than our ‘‘affiliates’’ within the meaning of Rule 144 under the Securities Act, although such shares will continue not to be listed on the NYSE and will not be fungible with our listed shares of Class B common stock.  All or any portion of our shares of Class A common stock may at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted to shares of Class B common stock.

The price of our Class B stock may be volatile and may be affected by market conditions beyond our control.

Our share price is likely to fluctuate in the future because of the volatility of the stock market in general and a variety of factors, including those discussed under “Risk Factors” herein, many of which are beyond our control.  Market fluctuations could result in volatility in the price of shares of our Class B common stock.  In addition, if our operating results fail to meet the expectations of stock analysts or investors, or if we are perceived by the market to suffer material business or reputational damage, we may experience a significant decline in the trading price of our Class B common stock.

Risks Related to Our Business

Our inability to contain managed care costs may adversely affect our business and profitability.

A substantial portion of our managed care revenue is generated by premiums consisting of monthly payments per member that are established by contracts with our commercial customers or CMS (for our Medicare Advantage and PDP plans), all of which are typically renewable on an annual basis.  If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity in the case of the Medicare Advantage products, we will be unable to increase the premiums we receive under these contracts during the then-current terms.  As a result, our profitability in any year depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of managed care services through underwriting criteria, medical management, product design and negotiation of favorable provider contracts with hospitals, physicians and other health care providers.  The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs.  Government-imposed limitations on Medicare reimbursement have also caused the private sector to bear a greater share of increasing health care costs.  Also, we have in the past and may in the future enter into new lines of business in which it may be difficult to estimate anticipated costs.  Numerous factors affecting the cost of managed care, including changes in health care practices, inflation, new technologies such as genetic laboratory screening for diseases including breast cancer, electronic recordkeeping, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment including the implementation of the final HIPAA omnibus rule and ACA, may adversely affect our ability to predict and manage managed care costs, as well as our business, financial condition and results of operations.

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

Our profitability is dependent upon our ability to contract on favorable terms with hospitals, physicians and other managed care providers. We face heavy competition from other managed care plans to enter into contracts with hospitals, physicians and other providers in our provider networks. Consolidation in our industry, both on the provider side and on the managed care side, only exacerbates this competition. In recent years some groups of providers have been pressing for legislation that would allow them to collectively negotiate certain contract terms through cooperatives. As of the date of this Annual Report on Form 10-K, no such legislation has been passed by the local Legislature. However, on January 3, 2013, the Public Corporation for the Supervision and Insurance of Cooperatives in Puerto Rico (“COSSEC”, by its Spanish acronym), a governmental entity, enacted rule No. 8320 to allow providers to collectively negotiate service fees through cooperatives with insurance companies and healthcare organizations on a voluntary basis.  On February 10, 2014, we were notified that the Officer of the Commissioner of Insurance of Puerto Rico (“OCS”, by its Spanish acronym) requested a legal opinion from the Department of Justice on the authority of COSSEC to issue rule No. 8320, as the Commissioner believes the OCS is the governmental entity responsible for regulating the matters contemplated under rule No. 8320.  While compliance with rule No. 8320 is currently voluntary, if the Department of Justice disagrees with OCS’s position or if COSSEC independently decides that it has the authority to regulate in this space notwithstanding the Department of Justice’s legal opinion, it may become difficult for us to not comply with the rule. If we were to comply with such rule, we expect that maintaining or securing new cost-effective managed care provider contracts would become more difficult, which could result in a loss in membership or higher medical costs and could adversely affect our business.

A reduction in the enrollment in our managed care programs could have an adverse effect on our business and profitability.

A reduction in the number of enrollees in our managed care programs could adversely affect our business, financial condition and results of operations.  Factors that could contribute to a reduction in enrollment include: failure to obtain new customers or retain existing customers; suspension or loss of our ability to enroll new customers; premium increases and benefit changes; our exit from a specific market; reductions in workforce by existing customers; negative publicity and news coverage; failure to maintain the BCBS license; and any general economic downturn that results in business failures.

We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.

Our managed care business participates in government contracts that generate a significant amount of our consolidated operating revenues, as follows:

•	Medicare: We provide services through our Medicare Advantage products pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is cancellable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if the process for bidding materially changes or if any of these contracts are terminated, our business could be materially impaired. During each of the years ended December 31, 2013, 2012 and 2011, contracts with CMS represented 47.0%, 47.6% and 43.6% of our consolidated premiums earned, net, respectively, and 52.5%, 5.0% and 12.5% of our consolidated operating income, respectively.

•	Commercial: Our managed care subsidiary is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico. Such coverage is provided pursuant to a contract with the OPM that is subject to termination in the event of noncompliance not corrected to the satisfaction of the OPM. During each of the years ended December 31, 2013, 2012and 2011 premiums generated under this contract represented 7.0%, 6.4% and 6.7% of our consolidated premiums earned, net, respectively. The operating income generated under this contract represented 2.6%, 1.6% and 1.3% of our consolidated operating income during the years ended December 31, 2013, 2012 and 2011, respectively.

•	Medicaid: We participate in the government of Puerto Rico Health Reform Program (similar to Medicaid) to provide health coverage to medically indigent citizens in Puerto Rico. Since we obtained our first contract in 1995, we were the sole provider for two to three regions each year, until September 30, 2010 when our contracts with the government of Puerto Rico expired by their own terms. On October 17, 2011, TSS entered into a new contract with the government of Puerto Rico to resume the administration of the physical health component of this program in five designated service regions in Puerto Rico, effective November 1, 2011. On July 1, 2013, TSS amended its agreement with the government of Puerto Rico and extended for a 12-month period the administration of the provision of the health component of the program in the five designated service regions. The amended contract also transferred the administration of the three remaining service regions to TSS on October 1, 2013. The amended contract expires on June 30, 2014. TSS receives a monthly per-member, per-month administrative fee for its services and does not bear the insurance risk of the program. Under the terms of the contract, TSS is a third party administrator responsible for the provision of administrative services to subscribers in all service regions. This program currently services approximately 1,420,000 members. The administrative services to be provided in the Service Regions include case, disease and utilization management, network management and credentialing, enrollment and enrollee services and claims administration, among others. TSS, however, is not financially responsible or otherwise at risk for the provision of services to subscribers in the Service Regions.

On February 5, 2014 the government of Puerto Rico issued a Request for Proposal (RFP) process for the Medicaid business and announced its intention to convert the current program to a managed care organization model. Also, selected contractors will be at risk for the provision of the physical and behavioral health components of the program.  We are currently evaluating the requirements of this RFP and have not concluded whether or not we will participate in the competitive bid process to retain the Medicaid business.  Should we decide to participate in the bid process, there is no guarantee that we will be selected to continue providing services under the managed care organization model.  If we are selected, we may not retain the right to service a particular geographical area in which we currently operate after the expiration of our current contract.  If we are selected as a provider under the managed care organization model, we will be at risk for the cost of services provided to members which can be unpredictable, thus we cannot assure that any new contract for this program will be profitable, or that any such contract will be as profitable to TSS as our current administrative services contract.  Our current contract for the Medicaid business is subject to termination in the event of any non-compliance by TSS that is not corrected or cured to the satisfaction of ASES the government entity overseeing this program, or on 90 days’ prior written notice in the event that ASES  determines that there is an insufficiency of funds to finance the program.  For the years ended December 31, 2013, 2012 and 2011, operating income generated under this contract represented 34.3%, 46.0% and 7.4% of our consolidated operating income, respectively.

If any of these contracts is terminated for any reason, including by reason of any noncompliance by us, or not renewed or replaced by a comparable contract, our consolidated premiums and profitability earned could be materially adversely affected.  See “—Risks Relating to the Regulation of our Industry—As a Medicare Advantage program participant, we are subject to complex regulations.   If we fail to comply with these regulations, we may  be exposed to criminal sanctions and significant civil penalties, and our Medicare Advantage contracts may be terminated or  our  operations may  be required to  change in  a manner  that has a material impact on our business” and “—Risks Relating to the Regulation of our Industry—  If we fail to comply with our corrective action plans with CMS and ASES regarding our provider credentialing and re-credentialing procedures, we may be subject to CMS compliance actions and ASES sanctions, ranging in each case from monetary penalties to contract termination” for more information on the risk of termination of our contracts.  In addition, if the liquidity of the Government of Puerto Rico, its agencies, municipalities and public corporations becomes significantly affected by the recent downgrades by the rating agencies or as a result of the inability to raise funding in the market or generate enough revenues, we may face credit losses in our premium and fees receivable from these government related entities, which could be significant.

Local government administration may implement a new regional pilot program in an effort to increase access to healthcare through the addition of new beneficiaries of the Health Reform Program, and the creation of a standard basic coverage aimed to promote the use of preventive health services and organ transplant benefits.

The Government of Puerto Rico has announced its intention to request CMS approval to begin a pilot program in an effort to bring universal healthcare coverage to Puerto Rico.  As of the date of this Annual Report on Form 10-K, the details of this pilot program have not been detailed.  This new initiative may impact utilization of health care services and the medical loss ratio.  As of the date of this Annual report on Form 10-K, there is uncertainty on how this initiative, if approved by CMS, will be implemented and its  likelihood of success.  This new initiative may change the conditions of the next bidding and negotiation process.  Also, unfavorable changes in the number of beneficiaries under the program design of the standard basic coverage could have a material adverse effect on our business, financial condition and results of operations.

A change in our managed care commercial product mix may impact our profitability.

Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than ASO products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements.  There has been a trend in recent years among our Commercial customers of moving from fully-insured plans to ASO, or self-funded arrangements.  As of December 31, 2013 and 2012, 68% of our managed care commercial customers had fully insured arrangements and 32% had ASO arrangements.  Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.

Our failure to accurately estimate incurred but not reported claims would affect our reported financial results.

A portion of the claim liabilities recorded by our insurance segments represents an estimate of amounts needed to pay and adjust anticipated claims with respect to insured events that have occurred, including events that have not yet been reported to us.  These amounts are based on estimates of the ultimate expected cost of claims and on actuarial estimation techniques.  Judgment is required in actuarial estimation to ascertain the relevance of historical payment and claim settlement patterns under each segment’s current facts and circumstances.  Accordingly, the ultimate liability may be in excess of or less than the amount provided.  We regularly compare prior period liabilities to re-estimate claim liabilities based on subsequent claims development; any difference between these amounts is adjusted in the operations of the period determined.  Additional information on how each reportable segment determines its claim liabilities, and the variables considered in the development of this amount, is included elsewhere in this Annual Report on Form 10-K under “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations―Critical Accounting Estimates”.  Actual experience will likely differ from assumed experience, and to the extent the actual claims experience is less favorable than estimated based on our underlying assumptions, our incurred losses would increase and future earnings could be adversely affected.

The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial condition and results of operations.

We are a party to license agreements with the BCBSA that entitle us to the exclusive use of the BCBS name and mark in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  We believe that the Blue Cross and Blue Shield name and mark are valuable identifiers of our products and services in the marketplace.  The termination of these license agreements or changes in their terms and conditions could adversely affect our business, financial condition and results of operations.

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

Upon any event causing termination of the license agreements, we would no longer have the right to use the BCBS name and mark in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  Furthermore, the BCBSA would be free to issue a license to use the BCBS name and marks in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla to another entity.  Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution.  Accordingly, termination of a license agreement could have a material adverse effect on our business, financial condition and results of operations.

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

Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a BCBSA presence in the vacated service area with another managed care company.  The fee is currently $98.33 per licensed enrollee.  If the re-establishment fee were applied to our total BCBS enrollees as of December 31, 2013, we would be assessed approximately $215.1 million by the BCBSA.

See “Item 1.   Business―Blue Cross and Blue Shield License” for more information.

Our ability to manage our exposure to underwriting risks in our life insurance and property and casualty insurance businesses depends on the availability and cost of reinsurance coverage.

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company.  We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity.  In the year ended December 31, 2013, 37.9%, or $57.6 million, of the premiums written in the property and casualty insurance segment and 6.3%, or $8.7 million, of the premiums written in the life insurance segment were ceded to reinsurers.  In the year ended December 31, 2012, 39.0%, or $63.5 million, of the premiums written in the property and casualty insurance segment and 6.0%, or $8 million, of the premiums written in the life insurance segment were ceded to reinsurers.  The premiums ceded and the availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time.  Any decrease in the amount of our reinsurance coverage will increase our risk of loss.  We may be unable to maintain our desired reinsurance coverage or obtain other reinsurance coverage in adequate amounts and at favorable rates.  If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.

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

Ratings assigned by A.M. Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico.  In 2013, A.M. Best maintained our property and casualty insurance subsidiary’s rating of “A-” (the fourth highest of A.M. Best’s 16 financial strength ratings) with a stable outlook.  A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors.  Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers.  A.M. Best reviews its ratings periodically and we may not be able to maintain our current ratings in the future.  A downgrade of our property and casualty subsidiary’s rating could severely limit or prevent us from writing desirable property business or from renewing our existing business.  The lines of business that property and casualty subsidiary writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings.

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

Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance.  See “Risks Related to Our Business―Our insurance subsidiaries are subject to minimum capital requirements.  Our failure to meet these standards could subject us to regulatory actions.”  These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed.  Our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, if any, and other business and legal restrictions.  Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries have a superior claim to such subsidiaries’ assets.  Our subsidiaries may not be able to pay dividends or otherwise contribute or distribute funds to us in an amount sufficient for us to meet our financial obligations.  In addition, from time to time, we may find it necessary to provide financial assistance, either through subordinated loans or capital infusions to our subsidiaries.

In addition, we are subject to RBC requirements by the BCBSA.  See “Risks Related to Our Business―The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial conditions and results of operations.”

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

We are expanding our business operations outside of Puerto Rico and the United States

Current and potential business operations outside Puerto Rico and the United States may be affected by our ability to identify profitable new geographic markets to enter and our ability to operate in any such new geographic markets.   We may also be subject to changes in trade protection laws, policies and measures, and other regulatory requirements affecting our business, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments.  We may be also affected by our ability to obtain licenses in new areas where we wish to market our products.  Deterioration of social, political, labor or economic conditions in a specific country or region and difficulties in managing foreign operations may also adversely affect our operations or financial results.  Also, fluctuations in foreign currency rates could affect our financial results.

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

The securities and credit markets could experience extreme volatility and disruption.

Adverse conditions in the U.S. and global capital markets could significantly and adversely affect the value of our investments in debt and equity securities, other investments, our profitability and our financial position.

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

During the years ended December 31, 2013 and 2011, there were $1.0 million and $0.3 million, respectively, of realized losses associated with other-than-temporary impairments.  During the year ended December 31, 2012, there were no realized losses associated with other-than-temporary impairments.

The gross unrealized losses of our available-for-sale and held-to-maturity securities were $11.8 million and $0.4 million at December 31, 2013 and 2012, respectively.  The gross unrealized gains of our available-for-sale and held-to-maturity securities were $89.0 million and $121.3 million at December 31, 2013 and 2012, respectively.  Given current market conditions, there is a continuing risk that declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

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

We have business operations in the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  However, substantially all of our business activity is with corporate customers and individuals located throughout Puerto Rico, and as such, we are subject to the risks associated with the Puerto Rico economy.  The major factors affecting the economy are, among others, oil prices, the economic activity in the United States, and the continuing economic uncertainty generated by the budgetary deficiency affecting the government of Puerto Rico.

The Government of Puerto Rico continues to face a deficit between recurring government revenues and expenses.  The Government of Puerto Rico has implemented and is currently implementing initiatives geared towards achieving a balanced budget.  These measures could have the effect of intensifying the current recessionary cycle.

Also, the Administration of Employees Retirement System of the Government of Puerto Rico (“AERS”) anticipates that, based on the current contributions and benefit structure, its future cash flow needs for disbursement of benefits to participants, administrative expenses and debt service are likely to continue to exceed the sum of the employer and employee contributions received and its investment and other recurring income.  Retirement systems for other public servants are also facing adverse financial situations.  Legislation has been enacted to amend the Retirement System for the Employees of the Government of the Commonwealth of Puerto Rico, the Puerto Rico Teachers’ Retirement System and the Judiciary Retirement System with the objective of reducing the expenses borne by the Government of Puerto Rico.  During 2013, participants under these three retirement systems challenged the constitutionality of the amendments enacted.  The Supreme Court of Puerto Rico upheld the constitutionality of the amendments to the AERS retirement systems, the prospective application of the amendments to the judiciary retirement system, and stayed the effective date of the amendments to the teacher’s retirement system pending its final determination on the matter.  As of the date of this Annual report on Form 10-K, there is uncertainty if this legislation will be implemented and, if implemented, its likelihood of success.

In February 2014, Puerto Rico’s general obligation debt was downgraded by Standard & Poor’s from BBB- to BB+, by Moody’s Investors Services from Baa3 to Ba2, and by Fitch Ratings from BBB- to BB.  Each of these ratings is below investment grade. If the liquidity of the Government of Puerto Rico, its agencies, municipalities and public corporations becomes significantly affected by the recent downgrades by the rating agencies or as a result of the inability to raise funding in the market or generate enough revenues, we may face credit losses in our premium and fees receivable from these government related entities, which could be significant.

If economic conditions in Puerto Rico continue to deteriorate, we may experience a reduction in existing and new business, and we may be exposed to a higher level of credit losses from both government and commercial accounts, which could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to retain our executive officers and significant employees, and the loss of any one or more of these officers and their expertise could adversely affect our business.

Our operations are highly dependent on the efforts of our senior executives, each of whom has been instrumental in developing our business strategy and forging our business relationships.  While we believe that we could find replacements, the loss of the leadership, knowledge and experience of our executive officers could adversely affect our business.  Replacing many of our executive officers might be difficult or take an extended period of time because a limited number of individuals in the industries in which we operate have the breadth and depth of skills and experience necessary to successfully operate and expand a business such as ours.  We do not currently maintain key-man life insurance on any of our executive officers.  We only have non-competition agreements in place with three executive officers, including our chief executive officer and chief financial officer.

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

In addition, federal regulations require that we begin using ICD-10 by October 2014, which will require significant information technology investment.  If we fail to adequately implement ICD-10, we may incur losses with respect to the resources invested and have other material adverse effects on our business and results of operations.  In order to become ICD-10 compliant, we changed TSS’s core business application, which we implemented in the third quarter of 2012.  In addition, we completed the version upgrade process of such business application in the third quarter of 2013.  TSS is coordinating ICD-10 implementation efforts with BCBSA, service providers, clearing houses, local and federal government stakeholders in order to insure a timely compliance.

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

In addition to the litigation risks discussed above in ‘‘Risks Relating to Our Capital Stock’’, we are, or may be in the future, a party to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation.  In addition, because of the nature of our business, we may be subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services.  These could include:

•	claims relating to the denial of managed care benefits or insurance coverage;

•	medical malpractice actions;

•	allegations of anti-competitive and unfair business activities;

•	provider disputes over compensation and termination of provider contracts;

•	broker and agents dispute over fees and term of their respective agreements;

•	disputes related to self-funded business;

•	disputes over co-payment calculations;

•	claims related to the failure to disclose certain business practices;

•	claims relating to customer audits and contract performance; and

•	claims by regulatory agencies or whistleblowers for regulatory non-compliance, including but not limited to fraud and health information privacy (including HIPAA).

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

We are a party to secured loans with two commercial banks for an aggregate amount of $29.3 million, for which we have outstanding balances of $16.1 million and $13.2 million as of December 31, 2013, respectively.  Also, we have outstanding a senior unsecured note with an aggregate principal amount of $35.0 million, this note bears interest at a fixed rate of 6.60% and is due in 2020.  The secured term loan and the note purchase agreements governing the notes contain financial and non-financial covenants that restrict, among other things, the granting of certain liens, limitations on acquisitions and limitations on changes in control.  These non-financial covenants could restrict our operations.  In addition, if we fail to make any required payment under our secured term loans or note purchase agreements governing the notes or to comply with any of the non-financial covenants included therein, we would be in default and the lenders or holders of our debt, as the case may be, could cause all of our outstanding debt obligations under our secured term loans or note purchase agreements to become immediately due and payable, together with accrued and unpaid interest and, in the case of the secured term loans, cease to make further extensions of credit.  If the indebtedness under our secured term loans or note purchase agreements is accelerated, we may be unable to repay or re-finance the amounts due and our business may be materially adversely affected.

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

We may acquire additional companies or assets if consistent with our strategic plan for growth.  The following are some of the potential risks associated with acquisitions that could have a material adverse effect on our business, financial condition and results of operations:

•	disruption of on-going business operations, distraction of management, diversion of resources and difficulty in maintaining current business standards, controls and procedures;

•	difficulty in integrating information technology of an acquired entity and unanticipated expenses related to such integration;

•	difficulty in the integration of an acquired entity’s accounting, financial reporting, management, information, human resources and other administrative systems and the lack of control if such integration is delayed or not implemented;

•	difficulty in the implementation of controls, procedures and policies appropriate for filers with the SEC at companies that prior to acquisition lacked such controls, policies and procedures;

•	potential unknown or under-estimated liabilities associated with the acquired company;

•	failure of acquired businesses to achieve anticipated revenues, earnings or cash flow;

•	dilutive issuances of equity securities and incurrence of additional debt to finance acquisitions;

•	establish goodwill or other intangible assets as a result of a future business combination, which may be incorrectly valued or become non-recoverable;

•	other acquisition-related expenses, including amortization of intangible assets and write-offs; and

•	competition with other firms, some of which may have greater financial and other resources, to acquire attractive companies.

In addition, we may not successfully realize the intended benefits of any acquisition or investment.

If our goodwill or intangible assets become impaired, it may adversely affect our financial condition and future results of operations.

As of December 31, 2013 we had approximately $25.4 million and $18.3 million of goodwill and intangible assets recorded on our balance sheet, primarily related to the AH acquisition, that represent 2.1% of our total consolidated assets and 5.6% of our consolidated stockholders’ equity.  If we make additional acquisitions it is likely that we will record additional goodwill and intangible assets on our consolidated balance sheet.

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

In addition, the estimated value of our reporting units may be impacted as a result of the implementation of various Health Care Reform regulations.  Such regulations could have significant effects on our future operations, which in turn could unfavorably affect our ability to support the carrying value of certain goodwill and other intangible assets and result in significant impairment charges in future periods.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations―Critical Accounting Estimates―Goodwill and Other Intangible Assets”.

Risks Relating to Taxation

If we are considered to be a controlled foreign corporation under the related person insurance income rules for U.S. federal income tax purposes, U.S. persons that own our shares of Class B common stock could be subject to adverse tax consequences.

We do not expect that we will be considered a controlled foreign corporation under the related person insurance income rules (a “RPII CFC”) for U.S. federal income tax purposes.  However, because RPII CFC status depends in part upon the correlation between an insurance company’s shareholders and such company’s insurance customers and the extent of such company’s insurance business outside its country of incorporation, there can be no assurance that we will not be a RPII CFC in any taxable year.  We do not intend to monitor whether we generate RPII or becomes a RPII CFC.  If we were a RPII CFC in any taxable year, certain adverse tax consequences could apply to U.S. persons that own the Company’s shares of Class B common stock.

If we are considered to be a passive foreign investment company for U.S. federal income tax purposes, U.S. persons that own the Company’s shares of Class B common stock could be subject to adverse tax consequences.

Based on our current business assets and operations, we do not expect that we will be considered a ‘‘passive foreign investment company’’ (a “PFIC”) for U.S. federal income tax purposes.  However, because PFIC status depends upon the composition of our income and assets and the market value of our assets (including, among others, less than 25 percent owned equity investments) in each year, which may be uncertain and may vary substantially over time, there can be no assurance that we will not be considered a PFIC for any taxable year.  Our belief that it is not a PFIC is based, in part, on the fact that the PFIC rules include provisions intended to provide an exception for bona fide insurance companies predominately engaged in an insurance business.  However, the scope of this exception is not entirely clear and there are no administrative pronouncements, judicial decisions or Treasury regulations that provide guidance as to the application of the PFIC rules to insurance companies.  If the Company were treated as a PFIC for any taxable year, certain adverse consequences could apply to certain U.S. persons that own our shares of Class B common stock.

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

Our business is subject to substantial federal and local regulation and frequent changes to the applicable legislative and regulatory schemes, including general business regulations and laws relating to taxation, privacy, data protection, pricing, insurance, Medicare and health care fraud and abuse laws.  Please refer to “Item 1.   Business – Regulation”.  Changes in these laws, enactment of new laws or regulations, changes in interpretation of these laws or changes in enforcement of these laws and regulations may materially impact our business.  Such changes include without limitation:

•	initiatives to provide greater access to coverage for uninsured and under-insured populations without adequate funding to health plan or to be funded through taxes or other negative financial levy on health plans;

•	payments to health plans that are tied to achievement of certain quality performance measures and by health plans that do not satisfy applicable medical loss ratio requirements;

•	other efforts or specific legislative changes to the Medicare or Medicaid programs, including changes in the bidding process or other means of materially reducing premiums;

•	local government regulatory changes;

•	increased government enforcement, or changes in interpretation or application, of fraud and abuse and health information privacy laws; and

•	regulations that increase the operational burden on health plans that increase a health plan’s exposure to liabilities, including efforts to expand the tort liability of health plans.

Regulations promulgated by the Commissioner of Insurance, among other things, influence how our insurance subsidiaries conduct business and solicit subscriptions for shares of capital stock, and place limitations on investments and dividends.  Possible penalties for violations of such regulations include fines, orders to cease or change practices or behavior and possible suspension or termination of licenses.  The regulatory powers of the Commissioner of Insurance are designed to protect policyholders, not shareholders.  While we cannot predict the terms of future regulation, the enactment of new legislation could affect the cost or demand of insurance policies, limit our ability to obtain rate increases in those cases where rates are regulated, otherwise restrict our operations, limit the expansion of our business, expose us to expanded liability or impose additional compliance requirements.  In addition, we may incur additional operating expenses in order to comply with new legislation and may be required to revise the ways in which we conduct our business.

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

The ACA provides comprehensive changes to the U.S. health care system, which are being phased in at various stages through 2018.  The legislation imposes an annual insurance industry assessment of $8 billion starting in 2014, with increasing annual amounts thereafter.  Such assessment may not be deductible for income tax purposes.  If the cost of the federal premium tax is not included in the calculation of our rates, or if we are unable to otherwise adjust our business model to address this new tax, our results of operations, financial position and liquidity may be materially adversely affected.  Also, beginning in 2014, health plans serving the individual market are subject to the guaranteed issue provisions under which the plans are required to issue coverage to individuals without regard to their health status of pre-existing conditions, which could lead to adverse selection by consumers.  If we are unable to adapt our premium structure to address the guaranteed issue requirement, our results of operations, financial position and liquidity may be materially adversely affected.

There are numerous outstanding steps required to implement the legislation, including the promulgation of a substantial number of new and potentially more onerous federal regulations.  Further, various health insurance reform proposals are also emerging at the state level.  This legislation could impact us through potential disruption to the employer-based market, potential cost shifting in the health care delivery system to insurance companies and limitations on the ability to increase premiums to meet costs.  Because of the unsettled nature of these reforms and numerous steps required to implement them, we cannot predict what additional health insurance requirements will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities.

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

Under CMS regulations to implement certain ACA requirements that became effective on June 1, 2012, CMS has the authority not to renew our contracts at the beginning of 2015 based solely on our Star Ratings if our ratings do not improve to three or more stars for at least one of the three contract years starting in 2013 and ending in 2015.  See the subcaption “Federal regulations” in Item 1 of this annual report on Form 10-K for detailed information of the Stars Ratings.  In addition, CMS has the existing authority to terminate any of our Medicare Advantage contracts or our Part D contract if it determines that any of these plans has failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage or Part D program.  Any termination or non-renewal of our Medicare Advantage or Part D plans would have a material adverse effect on our business and financial results.

Beginning in 2012, Medicare Advantage plans with an overall Star Rating of three or more stars (out of five) are eligible for a quality bonus in their basic premium rates.  Initially, quality bonuses were limited to the few plans that achieved 4 or more stars as their overall Star Rating, but CMS is using demonstration authority to expand the quality bonus to 3 star plans for a three year period through 2014.  Also beginning in 2012, Medicare Advantage Star Ratings affect the rebate percentage available for plans to provide additional member benefits (plans with quality ratings of 3.5 stars or above will have their rebate percentage increased from a base rate of 50% to 65% or 70%).  In all cases, these rebates percentages are lower than the previous percentage of 75%.  Furthermore, CMS implemented a series of initiatives to encourage beneficiaries to receive care through plans that receive Star Ratings of 3 stars or higher.  These initiatives include: (i) notifying beneficiaries in low rated plans of their plan’s low rating and advising them of their ability to elect another plan with a Star Rating of 3 or higher in 2014; (ii) limiting a low rated plan’s ability to accept enrollments online through the Medicare Plan Finder; and (iii) limiting the scope and detail of information about low rated plans set forth in the CMS Medicare & You handbook.

TSS has a contract with CMS with regards to three (3) Medicare Advantage plans and one (1) stand-alone Part D plan.  AH has a single plan covering both Part C and Part D services.  For 2013, the AH plan was rated at 3 stars and the four TSS plans received Star Ratings of 2.5 stars. Three of the TSS’s plans had received a Star Rating lower than three stars for each of years 2011 through 2013.  As a result, on October 2012, CMS issued notices to enrollees concerning these three plans alerting them of the plans’ low rating, encouraging them to explore higher rated plan options, and offering them the opportunity to move into higher quality plans during a special enrollment period in 2013.

Due to our plans’ Star Ratings for 2012, we were not eligible for full-level quality bonuses or increased rebates in 2012 or 2013.  The AH plan’s Star Rating for 2013 qualifies the plan for the quality bonus corresponding to that rating and rebate adjustment for 2014.  The remaining plans are not eligible for such bonuses or rebates.  This situation could adversely affect the broadness of the benefits such plans can offer, and reduce their membership and profit margins.

In October 2013, CMS issued its Star Ratings for 2014.  The AH plan retained its 3 star rating for Part C and increased its Part D rating from 2.5 to 3 stars.  Two of our TSS plans increased their overall ratings to 3 stars; the Part D portion of these plans, however, received 2.5 stars.  The other two TSS plans remained at 2.5 stars.  Accordingly, CMS issued notices to enrollees in all four TSS plans alerting them of the plans’ low rating, encouraging them to explore higher rated plan options, and offering them the opportunity to move into higher quality plans using a special enrollment period during 2014.  If the TSS plans do not achieve Star Ratings of 3 stars or higher for 2015, CMS will have the discretion not to renew their Medicare Advantage contracts as of December 31, 2014.

We are devoting the resources and management attention we believe necessary to improve our Star ratings, but may not be successful in increasing the TSS plans to 3 stars or higher.  Our failure to achieve Star Ratings of 3 or higher for each of our plans, or to otherwise improve our administration of these plans, would jeopardize our ability to attract and retain members in our TSS Medicare Advantage and Part D plans, as well as our ability to continue to participate in these federal programs and to successfully bid for future CMS contracts in these programs.

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

CMS conducted several validation studies to determine whether the immediate corrective action plans (“CAPs”) were effective in remedying the deficiencies discovered at TSS during the audit.  On October 17, 2012 CMS notified TSS that it passed the second validation study for the CAP related to Part D coverage determinations, appeals and grievances.  Also on October 17, 2012, CMS issued a draft report of its TSS and AH plan audits.  The report contained various findings in all five plans.  Our response to the report was issued on January 30, 2013.

During 2013, CMS issued engagement letters to TSS and AH to review the validation processes for their respective Medicare Advantage products, including TSS’s Part D product.  CMS review went through the corrective measures we implemented in connection with the findings issued during CMS’s audit in 2012.  This review on the validation processes was completed and we are waiting the CMS’s closing letter on this matter.

If we fail to comply with our corrective action plans with CMS and ASES regarding our provider credentialing and re-credentialing procedures, we may be subject to CMS compliance actions and ASES sanctions, ranging in each case from monetary penalties to contract termination

In the course of an internal compliance assessment conducted in January 2013, our Medicare Advantage compliance department reviewed the files of twenty medical providers in TSS's Medicare Advantage plan network and found that these files did not comply with TSS's policy for documenting the verification of provider credentials nor with the credentialing or re-credentialing documentation requirements mandated by CMS for Medicare Advantage plans.  Upon learning of this issue, we voluntarily reported it to CMS and prepared a CAP to validate that the credentials of all of TSS's Medicare Advantage network providers have been verified and documented in compliance with CMS requirements.

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

Our failure to have properly credentialed and re-credentialed the TSS Medicare Advantage provider network may result in compliance action by CMS.  We believe this action, if any, could range from a monetary fine, to a ban on certain marketing of the TSS Medicare Advantage plans, to a termination of TSS’s Medicare Advantage contracts with CMS.  Any penalty that CMS ultimately imposes could materially adversely affect our business, financial condition, operating results and cash flows.

On April 5, 2013, ASES approved the CAP we submitted on March 4, 2013 regarding the credentialing of our provider network used Medicaid.  In August 2013, ASES retained external auditors to test the credentialing and re-credentialing procedures for such network and the progress we had made under the CAP.  The auditors concluded that the credentialing documentation examined did not comply with the minimum requirements under federal regulation and under the Medicaid contract.  As a result, ASES supplemented the CAP and set a credentialing schedule with weekly milestones intended to bring all of our Medicaid provider files into compliance with the applicable credentialing and re-credentialing requirements by December 20, 2013.

We failed to meet initial milestones under the CAP, for which ASES issued a warning and a notice of administrative inquiry on September 13, 2013, and October 30, 2013, respectively.  As a result, and pursuant to the notice, we submitted a supplemental CAP, outlining how we planned to achieve the goal of re-credentialing all of the providers in the TSS’s Medicaid network within the deadline.  The supplemental CAP also included additional activities to be completed on or before April 30, 2014.  We met the milestones under the supplemental CAP scheduled to be completed by the December 20, 2013 deadline.

In connection with this credentialing and re-credentialing process, TSS sent 1,556 letters of intent of contract termination to providers in the TSS Medicaid network, with an effective date of January 31, 2014.  Subsequently, some of these providers completed their credentialing or re-credentialing process.  On January 31, 2013, TSS canceled its contracts with 487 providers that were not properly credentialed and removed them from the Medicaid network.  Some of those providers subsequently completed a re-credentialing and, as of the date of this Annual Report on Form 10-K, our contracts with 249 of these providers remain canceled.

We intend to come into full compliance with our CMS and ASES credentialing and re-credentialing requirements.  Although we can give no assurances as to whether we will be able to satisfy CMS or ASES credentialing and re-credentialing requirements with respect to all current providers.  If we are unable to maintain the adequacy of our network our ability to conduct our business may be adversely affected.

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

An adverse action could result in one or more of the following:

•	recoupment of amounts we have been paid pursuant to our government contracts;

•	mandated changes in our business practices;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key employees;

•	loss or non-renewal of our government contracts or loss of our ability to participate in Medicare or other federal or local governmental payor programs; damage to our reputation;

•	increased difficulty in marketing our products and services;

•	inability to obtain approval for future services or geographic expansions; and

•	loss of one or more of our licenses to act as an insurance company, preferred provider or managed care organization or other licensed entity or to otherwise provide a service.

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

The collection, maintenance, protection, use, transmission, disclosure and disposal of sensitive personal information are regulated at the federal, state, international and industry levels and requirements are imposed on us by contracts with customers.  HIPAA regulations also provide access rights and other rights for health plan beneficiaries with respect to their health information.  These regulations include standards for certain electronic transactions, including encounter and claims information, health plan eligibility and payment information.  Health plans are also subject to beneficiary notification and remediation obligations in the event of an authorized use or disclosure of personal health information.  HIPAA also requires business associates as well as covered entities to comply with certain privacy and security requirements.  Even though we provide for appropriate protections through our contracts with our third-party service providers and in certain cases assess their security controls, we still have limited oversight or control over their actions and practices.

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

Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain our ability to manage our business model. For example, final HHS regulations released in January 2013 implementing the ARRA amendments to HIPAA may further restrict our ability to collect, disclose and use sensitive personal information and may impose additional compliance requirements on our business. In addition, HHS has announced that it will continue its audit program to assess HIPAA compliance efforts by covered entities.  Although we are not aware of HHS plans to audit any of our covered entities, an audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.  We are also subject to Puerto Rico Act No. 194 of August 25, 2000, also known as the Patient’s Rights and Responsibilities Act, including provisions more stringent than HIPAA.  There is uncertainty regarding many aspects of such state requirements which make compliance with applicable health information laws more difficult.  For these reasons, our total compliance costs may increase in the future.

On February 11, 2014, ASES notified TSS of its intention to impose a civil monetary penalty of $6.8 million dollars with respect to a breach involving the inadvertent display of protected health information of Medicare Advantage beneficiaries.  See, “Item 3. Legal Proceedings–Unauthorized Disclosure of Protected Health Information” for more information.

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

The revised rate calculation system for Medicare Advantage, the payment system for the Medicare Part D and changes in the methodology and payment policies used by CMS to establish rates could reduce our profitability and the benefits we offer our beneficiaries.

Effective January 1, 2006, a revised rate calculation system based on a competitive bidding process was instituted for Medicare Advantage managed care plans, including our Dual and Non-Dual products.  The statutory payment rate was relabeled as the benchmark amount, and plans submit competitive bids that reflect the costs they expect to incur in providing the base Medicare benefits.  For 2014, if the accepted bid is less than the benchmark, Medicare pays the plan its bid plus a rebate of 50% of the amount by which the benchmark exceeds the bid, if the star rating is 3.5 or 4 stars the rebate is 65% of the amount by which the benchmark exceeds the bid and if the star rating is 4.5 or 5 stars the rebate is 70% of the amount by which the benchmark exceeds the bid.  However, these rebates can only be used to enhance benefits or lower premiums and co-pays for plan members.  If the bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid and the benchmark, which could affect our ability to attract enrollees.  CMS reviews the methodology and assumptions used in bidding with respect to medical and administrative costs, profitability and other factors.  CMS could challenge such methodology or assumptions or seek to cap or limit plan profitability.  On February 21, 2014, CMS released the “Advance Notice of Methodological Changes for Calendar Year 2015 for Medicare Advantage Capitation Rates, Part C and Part D Payment Policies and 2014 Call Letter”, in which CMS announced significant rate cuts that could have a material adverse effect on our revenue, financial position, results of operations or cash flow.

A number of legislative proposals, as well as ACA, include efforts to save federal funds by implementing significant rate reductions to Medicare Advantage plans through changes in the competitive bidding process, tying the country benchmarks to Medicare fee for service expenditures, or other means.  In addition, the Medicare Part D prescription drug benefit payments to plans are determined through a competitive bidding process, and enrollee premiums also are tied to plan bids.  The bids reflect the plan’s expected costs for a Medicare beneficiary of average health; CMS adjusts payments to plans based on enrollees’ health and other factors.  The program is largely subsidized by the federal government and is additionally supported by risk-sharing between Medicare Part D plans and the federal government through risk corridors designed to limit the profits or losses of the drug plans and reinsurance for catastrophic drug costs.  The government payment amount to plans is based on the national weighted average monthly bid for basic Part D coverage, adjusted for member demographics and risk factor payments.  The beneficiary will be responsible for the difference between the government payment amount and his or her plan’s bid, together with the amount of his or her plan’s supplemental premium (before rebate allocations), subject to the co-pays, deductibles and late enrollment penalties, if applicable.  Additional subsidies are provided for dual-eligible beneficiaries and specified low-income beneficiaries.  Medicare also provides individual reinsurance to plans, which subsidizes 80% of drug spending above an enrollee’s catastrophic threshold.

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

The Sequestration Transparency Act of 2012 (P.L. 112-155) requires President Obama to submit to Congress a report on the potential sequestration triggered by the failure of the Joint Selective Committee on Deficit Reduction to propose, and Congress to enact, a plan to reduce the deficit by $1.2 trillion, as required by the Budget Control Act of 2011. The sequestration resulted in cuts of 2% (approximately $11.1 billion) to Medicare on March 1, 2013.

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

We are also subject to minimum capital requirements pursuant to our BCBSA license agreements.  See “Risks Related to Our Business―The termination or modification of our license agreements to use the BCBS name and mark could have a material adverse effect on our business, financial condition and results of operations.”

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

Our license agreements with the BCBSA require that our articles contain certain provisions, including ownership limitations. See “Risks Relating to the Regulation of Our Industry―If we are deemed to have violated the insurance company change of control statutes in Puerto Rico, we may suffer adverse consequences.”

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

See also “Risks Relating to the Regulation of Our Industry―If we are deemed to have violated the insurance company change of control statutes in Puerto Rico, we may suffer adverse consequences.”

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

We own a seven story building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, and two adjacent buildings, as well as the adjoining parking lot.  In addition, we own five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico.  We also own a multi-segment customer service center in the municipality of Mayagüez, Puerto Rico.  In addition, through a health clinic in which we have a controlling interest, we own land and a two-story medical facility in the municipality of Bayamón.  These properties are subject to liens under our credit facilities. In connection with our entrance to the Costa Rican market, we acquired a two-story building located in the city of San José, Costa Rica.  See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”.

We also own land in the municipality of Ponce, Puerto Rico, in which we plan to build a multi-segment customer service center.  In addition to the properties described above, we or our subsidiaries are parties to operating leases that are entered into in the ordinary course of business.

We believe that our facilities are in good condition and that the facilities, together with capital improvements and additions currently underway, are adequate to meet our operating needs for the foreseeable future.  The need for expansion, upgrading and refurbishment of facilities is continually evaluated in order to keep facilities aligned with planned business growth and corporate strategy.

Item 3.   Legal Proceedings

Our business is subject to numerous laws and regulations promulgated by Federal and Puerto Rico governmental authorities.  Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time.  The Commissioner of Insurance of Puerto Rico, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations.  Penalties associated with violations of these laws and regulations include significant fines and penalties, and exclusion from participating in certain publicly funded programs.

We are involved in various legal actions arising in the ordinary course of business. We are also defendants in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although we believe our estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.  The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any. Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material adverse effect on the consolidated financial condition, operating results and/or cash flows of the Company.

Additionally, we may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have rights to acquire shares of the Corporation on favorable terms pursuant to Share Acquisition Agreements or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.  See “Item 1A.   Risks Factors - Risks Relating to our Capital Stock.”

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

In one of these cases, entitled Vera Sánchez, et al, v. Triple-S, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law. The Court of First Instance determined that the plaintiffs’ claims are time barred under the local securities law. The plaintiffs appealed, and in January 2012, the Puerto Rico Court of Appeals upheld the dismissal, holding that even if the plaintiffs could have survived the securities law's two-year statute of limitations, their complaint was time-barred under the Civil Code's four-year statute of limitations on claims of fraud. On March 28, 2012 the plaintiffs filed a petition for writ of certiorari before the Puerto Rico Supreme Court that was granted on May 31, 2012. We filed our respondent's brief on October 5, 2012. On October 1, 2013, the Supreme Court reversed the dismissal of the case, holding that the two-year statute of limitations contained in the local securities law did not apply based on the facts of this case and returning it to the Court of First Instance for the continuance of the case and pending further proceedings.

In the second case, entitled Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al, the Puerto Rico Court of First Instance granted the Company’s motion to dismiss on grounds that the complaint was time-barred under the two-year statute of limitations of the securities laws.  On appeal, the Court of Appeals affirmed the decision of the lower court. Plaintiffs filed a petition for certiorari before the Puerto Rico Supreme Court which was granted on January 20, 2012. On January 8, 2013, the Supreme Court ruled that the applicable statute of limitations is the fifteen-year period of the Puerto Rico Civil Code for collection of monies. On January 28, 2013, the Company filed a motion for reconsideration which was subsequently denied.  On March 26, 2013, Plaintiffs amended the complaint for the second time and the Company answered on April 16, 2013.  Discovery is ongoing.

In the third case, entitled Heirs of Dr. Juan Acevedo, et al, v. Triple-S Management Corporation, et al, the court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Court of First Instance. Our request for reconsideration was denied in December 2011. Trial is set to begin on August 12, 2014.

The fourth case, entitled Montilla López, et al, v. Seguros de Servicios de Salud, et al, was filed on November 29, 2011. The Company filed a motion to dismiss on the grounds that the claim is time barred under the local securities laws. While the motion to dismiss was pending, plaintiffs amended their complaint on October 15, 2012.  The Company filed a motion to dismiss the amended complaint.  On January 24, 2013, the court denied the motion to dismiss. The Company answered the complaint on March 8, 2013.  Subsequently, plaintiffs amended their complaint and the Company filed its response on June 13, 2013. Discovery is ongoing.

The fifth case, entitled Cebollero Santamaría v. Triple-S Salud, Inc., et al, was filed on March 26, 2013, and the Company filed its response on May 16, 2013.  On October 29, 2013, the Company filed a motion for summary judgment on the grounds that the claim is time barred under the fifteen-year period of the Puerto Rico Civil Code for collection of monies and, in the alternative, that plaintiff failed to state a claim for which relief can be granted. The court allowed plaintiff to conduct limited discovery in connection with plaintiff’s opposition to our motion for summary judgment, which is currently ongoing.

The sixth case, entitled Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al, was filed on April 16, 2013 and the Company filed its response on June 21, 2013.  On June 28, 2013, the court of First Instance ordered the plaintiff to reply to the Company’s response specifically on the matter of the statutes of limitations applicable to the complaint.  Plaintiff failed to timely respond and the Company moved to dismiss.  Plaintiff subsequently moved to amend the complaint.  Although the Company opposed it, the court granted leave.  On November 5, 2013, the Company moved to dismiss the first amended complaint on the grounds that it is time barred under the fifteen-year period of the Puerto Rico Civil Code for collection of monies. On December 16, 2013, Plaintiffs filed an opposition thereto and the Company filed a reply on January 7, 2014.  The court has not ruled on these motions.

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

Plaintiffs seek the reimbursement of funds for the class amounting to $406.6 million treble damages under RICO, and equitable relief, including a permanent injunction and declaratory judgment barring defendants from their alleged conduct and practices, along with costs and attorneys’ fees.

On December 30, 2011, TSP and other insurance companies filed a joint motion to dismiss, arguing, among other things, that plaintiffs’ claims are barred by the filed rate doctrine, inasmuch a suit cannot be brought, even under RICO, to amend the compulsory liability insurance rates that were approved by the Puerto Rico Legislature and the Commissioner of Insurance of Puerto Rico.

On February 17, 2012, plaintiffs filed their opposition. On April 4, 2012, TSP filed a reply in support of our motion to dismiss, which was denied by the court. On October 2, 2012, the court issued an order certifying the class. On October 12, 2012, several defendants, including TSP, filed an appeal before the U.S. Court of Appeals for the First District, requesting the court to vacate the District Court's certification order. The First Circuit denied the authorization to file the writ of appeals. Discovery is ongoing.

Dentists Association Litigation

On February 11, 2009, the Puerto Rico Dentists Association (Colegio de Cirujanos Dentistas de Puerto Rico, in Spanish) filed a complaint in the Court of First Instance against 24 health plans operating in Puerto Rico that offer dental health coverage. The Company and two of its subsidiaries, TSS and Triple-C, Inc. ("TCI"), were included as defendants. This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated.

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

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Company, opposed. On February 8, 2011, the federal district court in Puerto Rico decided to retain jurisdiction. The defendants filed a joint motion to dismiss the case on the merits. On August 31, 2011, the District Court dismissed all of plaintiffs' claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005 (“CAFA”). Plaintiffs moved the court to reconsider its August 31, 2011 decision and the defendants did the same, arguing that the breach of contract claim failed to state a claim upon which relief can be granted. On May 2, 2012, the court denied the plaintiffs' motion. On May 31, 2012, plaintiffs appealed the District Court's dismissal of their complaint and the denial of plaintiffs’ motion for reconsideration. The Court of Appeals for the First Circuit dismissed the appeal for lack of jurisdiction. On September 25, 2012 the District Court denied without prejudice the defendants’ motion for reconsideration. On October 10, 2012 the parties filed their briefs with respect to class certification.  On March 13, 2013, the district court denied plaintiffs’ request for class certification and ordered the parties to brief the court on whether jurisdiction still exists under CAFA following such denial. On April 24, 2013, all parties briefed the court on this issue.  On September 6, 2013, the District Court dismissed the Dentist Association for lack of associational standing, leaving only the individual dentists as plaintiffs.  The court also granted plaintiffs’ leave to amend their complaint to address mediation or settlement negotiations and, to cure deficiencies pertaining to the breach-of-contract claims.  On December 23, 2013, five plaintiffs filed a Second Amended Complaint seeking damages in the amount of $30 thousand in which the dentists alleged that defendants altered the coding of the claims billed by the dentist, resulting in a lower payment.  Only one of the five plaintiffs presented a claim against the Company.  On January 31, 2014 the Company answered the complaint.  The court allowed plaintiffs to conduct limited discovery, which is currently ongoing.

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the BCBSA in a multi-district class action litigation filed on July 24, 2012 that alleges that the exclusive service area (ESA) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama. Prior to centralization, motions have been filed to dismiss some of the cases and are pending the court’s decision.  Discovery has not yet commenced. The Company has joined BCBSA in vigorously contesting these claims.

Claims Relating to the Provision of Health Care Services

TSS was defendant in a lawsuit filed in 2007 by Centro Médico del Turabo, Inc. ("CMT") in state court originally claiming approximately $3.7 million for collection of monies due to unpaid invoices for emergency services rendered to TSS-insured patients pursuant to the Puerto Rico Patients’ Bill of Rights.  In February 2012, CMT amended the complaint to increase the claimed amount to $9.8 million.  Discovery began in November 2012.  After careful review of invoices provided by CMT during discovery, TSS determined in April 2013 that a number of these invoices are valid, but believes the amount due to CMT is substantially below the amount claimed.  On December 12, 2013, the parties settled all cases.  On December 20, 2013, the court entered judgment dismissing the case with prejudice.

Several other claims for collection of monies have been filed against TSS in connection with the provision of health care services. Among them are individual complaints filed before the Puerto Rico Health Insurance Administration by six community health centers that contain similar breach of contract allegations and claim an aggregate of $9.6 million. Discovery has not yet commenced in these complaints, and given their early stage, the Company cannot assess the probability of an adverse outcome or the reasonable financial impact that any such outcome may have on the Company.  However, we believe these complaints are time-barred and intend to vigorously defend them on these and other grounds.

Intrusions into TCI’s Internet IPA Database

On September 21, 2010, the Company learned from a competitor that a specific internet database containing information pertaining to individuals insured at the time by TSS under the Government of Puerto Rico Medicaid program and to independent practice associations that provided services to those individuals, had been accessed without authorization by certain of its employees.

The Company reported these events to the appropriate Puerto Rico and federal government agencies. It then received and complied with requests for information from ASES and the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services, which entities are conducting reviews of these data breaches and TSS' and TCI's compliance with applicable security and privacy rules. ASES levied a fine of $100 thousand on TSS in connection incidents, but following the Company’s request for reconsideration, ASES withdrew the fine pending the outcome of the review by the OCR. The OCR has not issued its determination on this matter.  The Company at this time cannot reasonably assess the impact of these proceedings on the Company.

The Company conducted an investigation of these events with the assistance of external resources and identified the information that was accessed and downloaded into the competitor’s network.  As a result, on February 11, 2011, the Company filed an action before the Puerto Rico Court of First Instance against certain individuals believed to have participated in the intrusions, which was later amended to include additional defendants, including the Company's competitor.  On October 17, 2013, the parties filed a joint stipulation for dismissal with prejudice filed with the court, as the Company reached a settlement agreement with the defendants to end the case. The settlement agreement did not impact our consolidated financial condition, cash flows, or results of operations for the year ending December 31, 2013.

Unauthorized Disclosure of Protected Health Information

On September 20, 2013, TSS mailed to our approximately 70,000 Medicare Advantage beneficiaries a pamphlet that inadvertently displayed the receiving beneficiary’s Medicare Health Insurance Claim Number (“HICN”). The HICN is the unique number assigned by the Social Security Administration to each Medicare beneficiary and is considered protected health information under HIPAA. TSS conducted an investigation and reported the incident to the appropriate Puerto Rico and federal government agencies. It then received and complied with requests for information from ASES concerning our dual eligible Medicare beneficiaries. On February 20, 2014, TSS also received a request of information from OCR.  TSS issued a breach notification through the local media and notified the situation to all affected beneficiaries by mail. TSS also provided a toll-free number for inquiries and complaints from the individuals to whom notice was provided, and is offering them 12 months of free credit monitoring and identity protection through an independent provider.

On February 11, 2014, ASES notified TSS of its intention to impose a civil monetary penalty of $6.8 million and other administrative sanctions with respect to the breach described above involving 13,336 of our dual eligible Medicare beneficiaries. The sanctions include the suspension of all new enrollments of dual eligible Medicare beneficiaries and the obligation to notify affected individuals of their right to disenroll. In its letter, ASES alleged TSS has failed to take all required steps in response to the breach. ASES subsequently informed TSS that it expected TSS to cease such enrollment immediately and TSS complied. On February 20, 2014, TSS submitted a corrective action plan and, on February 21, 2014, ASES requested TSS to provide additional information in connection with the corrective action plan.  On February 26, 2014, ASES temporarily lifted the sanctions related to the enrollment of dual eligible Medicare beneficiaries subject to the approval of the corrective action plan.  On March 6, 2014, ASES confirmed its determination regarding the lift of the enrollment sanction and notified its intention to provide TSS a corrective action plan.  On March 11, 2014, TSS filed an answer challenging the monetary civil penalty and requesting an administrative hearing and simultaneously filed a notice of removal in the federal District Court for the District of Puerto Rico.  TSS alleges that the administrative proceeding should be dismissed on several grounds, including lack of jurisdiction.

While TSS is collaborating with ASES on these matters, it intends to vigorously contest the monetary fine and other sanctions subject of ASES’ notices.  At this time, the Company is unable to determine the ultimate outcome of its challenge to ASES’ sanctions, the incident’s ultimate financial impact on TSS or what measures, if any, will be taken by the OCR or other regulators regarding this matter.

In connection with this event, on February 10, 2014, one individual, on his behalf and on behalf of his spouse, filed suit against TSS in the Court of First Instance of Puerto Rico asserting emotional damages due the disclosure of his protected health information.  Also, on February 24, 2014, another individual filed a class-action suit against TSS claiming approximately $20 million in damages.  On February 27, 2013, we filed a motion to dismiss the class-action suit based on several grounds, including lack of standing.  The Company intends to vigorously defend against these claims.

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

The following table presents high and low sales prices of our Class B common stock for each quarter of the years ended December 31, 2013 and 2012:

	High	Low
2012
First quarter	$19.38	$17.23
Second quarter	22.87	17.18
Third quarter	22.66	18.39
Fourth quarter	20.34	17.47
2011
First quarter	$24.99	$19.79
Second quarter	23.20	16.63
Third quarter	21.60	17.50
Fourth quarter	21.17	16.05

On March 14, 2014 the closing price of our Class B common stock on the NYSE was $16.70.

Holders

As of  March 3, 2014, there were 2,377,689 and 24,907,477 shares of Class A and Class B common Stock outstanding, respectively.  The number of our holders of Class A common stock as of March 3, 2014 was 749.  The number of our holders of Class B common stock as of March 3, 2014 was 4,796.

Dividends

Subject to the limitations under Puerto Rico corporation law and any preferential dividend rights of outstanding preferred stock, of which there is currently none outstanding, holders of common stock are entitled to receive their pro rata share of such dividends or other distributions as may be declared by our board of directors out of funds legally available therefore.

Our ability to pay dividends is dependent on cash dividends from our subsidiaries.  Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us.  In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing.  Please refer to “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restriction on Certain Payments by the Corporation’s Subsidiaries”.  Also, see note 19 of the audited consolidated financial statements for the years ended December 31, 2013, 2012 and 2011.

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

Securities Authorized for Issuance Under Equity Compensation Plan

See note 21 of the audited consolidated financial statements for the years ended December 31, 2013, 2012 and 2011.

Performance Graph

The following graph compares the cumulative total return to shareholders on our Class B common stock for the period from January 1, 2009 through December 31, 2013, with the cumulative total return over such period of (i) the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”), (ii) the Standard & Poor’s Managed Health Care Index (the “S&P MHC Index”), our current industry index and (iii) the Morgan Stanley Healthcare Payor Index (the “MSHP Index”), which was the industry index used in previous filings and was last published in October 18, 2013.  For illustrative purposes we assumed that the last published MSHP Index remained unchanged until December 31, 2013.  The comparison assumes an investment of $100 on January 1, 2009 in each of our Class B common stock, the S&P 500 Index, the MSHP Index and the S&P MHC Index.  The performance graph is not necessarily indicative of future performance.

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

Purchases of Equity Securities by the Issuer

Not applicable.

Item 6.   Selected Financial Data

Statement of Earnings Data

	2013	2012	2011	2010	2009

(Dollar amounts in millions, except per share data)

Years ended December 31,
Premiums earned, net	$2,203.0	$2,253.4	$2,054.5	$1,901.1	$1,869.1
Administrative service fees	108.7	110.1	38.5	39.6	48.6
Net investment income	47.3	46.8	48.2	49.1	52.1
Other operating revenues	4.8	4.3	-	-	-
Total operating revenues	2,363.8	2,414.6	2,141.2	1,989.8	1,969.8
Net realized investments gains	2.6	5.2	18.6	2.5	0.6
Net unrealized investment gain (loss) on trading securities	-	-	(7.3)	5.4	10.5
Other income, net	15.3	2.2	0.7	0.9	1.3
Total revenues	2,381.7	2,422.0	2,153.2	1,998.6	1,982.2
Benefits and expenses:
Claims incurred	1,836.2	1,919.8	1,716.3	1,596.8	1,605.8
Operating expenses	478.2	425.2	347.6	305.0	279.4
Total operating costs	2,314.4	2,345.0	2,063.9	1,901.8	1,885.2
Interest expense	9.5	10.6	10.8	12.6	13.3
Total benefits and expenses	2,323.9	2,355.6	2,074.7	1,914.4	1,898.5
Income before taxes	57.8	66.4	78.5	84.2	83.7
Income tax expense	2.3	12.5	20.5	17.4	14.9
Net income	55.5	53.9	58.0	66.8	68.8

Net loss attributable to non-controlling interest	(0.4)	(0.1)	-	-	-
Net income attributable to TSM	$55.9	$54.0	$58.0	$66.8	$68.8
Basic net income per share (1):	$2.02	$1.91	$2.02	$2.30	$2.33

Diluted net income per share:	$2.01	$1.90	$2.01	$2.28	$2.33

Balance Sheet Data

	2013	2012	2011	2010	2009

December 31,
Cash and cash equivalents	$74.4	$89.6	$71.8	$45.0	$40.4
Total assets	$2,047.6	$2,059.3	$1,880.6	$1,759.4	$1,648.7
Long-term borrowings	$89.3	$101.3	$114.4	$166.0	$167.7
Total stockholders' equity	$785.2	$762.1	$677.0	$617.3	$537.8

Additional Managed Care Data (2)

	2013	2012	2011	2010	2009

Years ended December 31,
Medical loss ratio	86.7%	88.8%	87.2%	88.1%	89.9%
Operating expense ratio	17.0%	14.5%	12.9%	11.6%	10.7%
Medical membership (period end)	2,187,939	1,721,114	1,683,696	788,881	1,347,033

(1)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 22 of the audited consolidated financial statements for the years ended December 31, 2013, 2012 and 2011.
(2)	Does not reflect inter-segment eliminations.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2013 and 2012, and consolidated results of operations for 2013, 2012 and 2011.  References to the terms "we", "our" or "us" used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), refer to TSM and unless the context otherwise requires, its direct and indirect subsidiaries.  This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.

Update to the Interim Condensed Consolidated Financial Statements Included in Earnings Press Release Dated February 11, 2014 for the Fourth Quarter and Year Ended December 31, 2013

On February 11, 2014, the Company filed a Current Report on Form 8-K including the earnings press release announcing the Company's consolidated financial results for its fiscal fourth quarter and year ended December 31, 2013.  The consolidated financial statements included in this Annual Report on Form 10-K differ from those included in our earnings press release, primarily reflecting the effect of the refinement of the Managed Care segment’s risk scores estimate based upon evidence obtained subsequent to the filing of our earnings press release, as well as other adjustments increasing the segment’s incurred claims and operating expenses.  As a result, the Company’s consolidated net income for the year ended December 31, 2013 included in this Annual Report on Form 10-K increased $1.6 million to $55.9 million, or $2.01 per diluted share, as compared to net income of $54.3 million or $1.95 per diluted share, as reported on February 11, 2014.  The consolidated and Managed Care premiums, claims incurred and operating expenses are $5.4 million, $1.9 million and $0.8 million, respectively, higher than as reported in our earnings press release.

The structure of our MD&A is as follows:

I. Overview	61
II. Membership	65
III. Results of Operations	66
Consolidated Operating Results	66
Managed Care Operating Results	69
Life Insurance Operating Results	72
Property and Casualty Insurance Operating Results	73
IV. Liquidity and Capital Resources	75
V. Critical Accounting Estimates	81
VI. Recently Issued Accounting Standards	89

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

We have the exclusive right to use the BCBS name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of December 31, 2013 we serve approximately 2,188,000 members across all regions of Puerto Rico.  For the years ended December 31, 2013 and 2012 respectively, our managed care segment represented approximately 89.5% and 90.2% of our total consolidated premiums earned, net, and approximately 73.4% and 67.6% of our operating income.  We also have significant positions in the life insurance and property and casualty insurance markets.  Our life insurance segment had a market share of approximately 13.9% (in terms of premiums written) for 2012.  Our property and casualty segment had a market share of approximately 8.5% (in terms of direct premiums) during the nine-month period ended September 30, 2013.

We participate in the managed care market through our subsidiaries, TSS and AH.  TSS and AH are BCBSA licensees, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.

We participate in the life insurance market through our subsidiary, TSV, and in the property and casualty insurance market through our subsidiary, TSP.  TSV and TSP represented approximately 5.9% and 4.6%, respectively, of our consolidated premiums earned, net for the year ended December 31, 2013 and 32.9% and 4.5%, respectively, of our operating income for that period.

On November 7, 2013, our subsidiary TSV completed the acquisition of 100% of the outstanding capital stock of Atlantic Southern Insurance Company (“ASICO”), a life insurance company authorized to do business in Puerto Rico, Costa Rica, Anguilla and the British Virgin Islands.  The cost of this acquisition was approximately $9.4 million and was funded with unrestricted cash. Our consolidated results of operations and financial condition included in this Annual Report on Form 10-K reflect ASICO’s acquisition in periods subsequent to the effective date of the transaction and were included within the Life Insurance segment.

In January 2012, we acquired a controlling interest in a health clinic in Puerto Rico, which we expect will provide additional opportunities to our Managed Care segment.

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

	Years ended December 31,
(Dollar amounts in millions)	2013	2012	2011

Premiums earned, net:
Managed care	$1,974.7	$2,033.5	$1,846.4
Life insurance	130.6	124.7	113.0
Property and casualty insurance	100.3	97.7	97.6
Intersegment premiums earned	(2.6)	(2.5)	(2.5)
Consolidated premiums earned, net	$2,203.0	$2,253.4	$2,054.5

Administrative service fees:
Managed care	$112.8	$114.8	$43.0
Intersegment administrative service fees	(4.1)	(4.7)	(4.5)
Consolidated administrative service fees	$108.7	$110.1	$38.5

Operating income:
Managed care	$36.1	$47.0	$53.0
Life insurance	16.2	16.7	17.7
Property and casualty insurance	2.2	6.8	4.5
Intersegment and other	(5.1)	(0.9)	2.1
Consolidated operating income	$49.4	$69.6	$77.3

Revenue

General.    Our revenue consists primarily of (i) premium revenue we generate from our managed care business, (ii) administrative service fees we receive for services provided to self-insured employers, (iii) premiums we generate from our life insurance and property and casualty insurance businesses and (iv) investment income.

Managed Care Premium Revenue.    Our revenue primarily consists of premiums earned from the sale of managed care products to the Commercial market sector, including corporate accounts, federal government employees, local government employees, individual accounts and Medicare Supplement, as well as to the Medicare Advantage (including PDP).  We receive a monthly payment from or on behalf of each member enrolled in our managed care plans (excluding ASO).  We recognize all premium revenue in our managed care business during the month in which we are obligated to provide services to an enrolled member.  Premiums we receive in advance of that date are recorded as unearned premiums.

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

Administrative Service Fees.    Administrative service fees include amounts paid to us for administrative services provided to self-insured contracts.  We provide a range of customer services pursuant to our administrative services only (“ASO”) contracts, including claims administration, billing, access to our provider networks and membership services.  TSS has a contract with the Government of Puerto Rico, to administer the provision of the physical health component of the Medicaid program in designated service regions in Puerto Rico.  On July 1, 2013, TSS extended this contract for a 12-month period.  This amendment also transferred the administration of the three remaining service regions to TSS upon completion of a transition period, which ended on October 1, 2013.  On February 5, 2014 the Government of Puerto Rico issued an RFP for the Medicaid business and announced its intention to convert the current program to a managed care organization model, under which the selected contractors will be at risk for the provision of the physical and behavioral health components of the program.  We are currently evaluating the requirements of this RFP and have not concluded whether or not we will participate in the competitive bid process to retain the Medicaid business.  Administrative service fees are recognized in the month in which services are provided.

Other Premium Revenue.    Other premium revenue includes premiums generated from the sale of life insurance and property and casualty insurance products.  Premiums on traditional life insurance policies are reported as earned when due.  Premiums on accident and health and other short-term contracts are recognized as earned, primarily on a pro rata basis over the contract period.  Premiums on credit life policies are recognized as earned in proportion to the amounts of insurance in force.  Group insurance premiums are billed one month in advance and a grace period of one month is provided for premium payment.  If the insured fails to pay within the one-month grace period, we may cancel the policy.  We recognize premiums on property and casualty contracts as earned on a pro rata basis over the policy term.  Property and casualty policies are subscribed through general agencies, which bill policy premiums to their clients in advance or, in the case of new business, at the inception date and remit collections to us, net of commissions.  The portion of premiums related to the period prior to the end of coverage is recorded in the consolidated balance sheet as unearned premiums and is transferred to premium revenue as earned.

Investment Income.    Investment income consists of interest and dividend income from investment securities. See note 4 to our audited consolidated financial statements.

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

TSS has a contract with the Government of Puerto Rico to administer the provision of the physical health component of the Medicaid program (similar to Medicaid) in designated service regions in Puerto Rico.  On July 1, 2013, TSS extended this contract for a 12-month period.  This amendment also transferred the administration of the three remaining service regions to TSS upon completion of a transition period, which ended on October 1, 2013.

The following table sets forth selected membership data as of the dates set forth below:

		As of December 31,
	2013	2012	2011

Commercial (1)	654,729	703,072	711,508
Medicare (2)	112,839	122,741	113,431
Medicaid (3)	1,420,371	895,301	858,757
Total	2,187,939	1,721,114	1,683,696

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
(3)	All are self-funded members.

III. Results of Operations

Consolidated Operating Results

The following table sets forth our consolidated operating results for the years ended December 31, 2013, 2012 and 2011. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

(Dollar amounts in millions)	2013	2012	2011

Years ended December 31,
Revenues:
Premiums earned, net	$2,203.0	$2,253.4	$2,054.5
Administrative service fees	108.7	110.1	38.5
Net investment income	47.3	46.8	48.2
Other operating revenues	4.8	4.3	-
Total operating revenues	2,363.8	2,414.6	2,141.2
Net realized investment gains	2.6	5.2	18.6
Net unrealized investment gain (loss) on trading securities	-	-	(7.3)
Other income, net	15.3	2.2	0.7
Total revenues	2,381.7	2,422.0	2,153.2
Benefits and expenses:
Claims incurred	1,836.2	1,919.8	1,716.3
Operating expenses	478.2	425.2	347.6
Total operating costs	2,314.4	2,345.0	2,063.9
Interest expense	9.5	10.6	10.8
Total benefits and expenses	2,323.9	2,355.6	2,074.7
Income before taxes	57.8	66.4	78.5
Income tax expense	2.3	12.5	20.5
Net income	55.5	53.9	58.0
Net loss attributable to non-controlling interest	(0.4)	(0.1)	-
Net income attributable to TSM	$55.9	$54.0	$58.0

Year ended December 31, 2013 compared with the year ended December 31, 2012

Operating Revenues

Consolidated premiums earned, net decreased by $50.4 million, or 2.2%, to $2.2 billion during the year ended December 31, 2013 compared to the year ended December 31, 2012.  The decrease was mostly the result of lower member month enrollment in the Medicare and Commercial businesses and the receipt of lower risk score adjustments from CMS in 2013 as compared to 2012.

The consolidated administrative service fees decreased by $1.4 million, or 1.3%, to $108.7 million for the year ended December 31, 2013 when compared with the year ended December 31, 2012.  This fluctuation primarily reflects the effect of the amended Medicaid contract, which includes lower per-member per-month fees, offset in part by the increased enrollment after the addition of the three new regions effective October 1, 2013.  The new rate per-member per-month fees were effective July 1, 2013.

Net Realized Investment Gains

Consolidated net realized investment gains of $2.6 million during the year ended December 31, 2013 are the result of net realized gains from the sale of debt and equity securities classified as available for sale, following our asset/liability management and tax planning strategies.  The net realized gains were partially offset by a $1.0 million other-than-temporary impairments related to certain equity securities that have been at an unrealized loss for a period exceeding six months.

Other Income, Net

Consolidated other income increased by $13.1 million during the year ended December 31, 2013 compared with to the year ended December 31, 2012 mostly due to a special distribution received from the Puerto Rico Joint Underwriting Association (“JUA”) in the Property and Casualty segment of $12.8 million, net of a special tax.

Claims Incurred

Consolidated claims incurred during the year ended December 31, 2013 decreased by $83.6 million, or 4.4%, to $1.8 billion when compared to the claims incurred during the year ended December 31, 2012.  This decrease in the claims incurred primarily results from the lower Managed Care member month enrollment and lower utilization and cost trends in the Medicare and Commercial businesses year over year.  This decrease was partially offset by an increase in claims of the Life and Property and Casualty segments.  The consolidated loss ratio decreased by 190 basis points to 83.3%.

Operating Expenses

Consolidated operating expenses during the year ended December 31, 2013 increased by $53.0 million, or 12.5%, to $478.2 million as compared to the operating expenses during the year ended December 31, 2012.  For the year ended December 31, 2013, the consolidated operating expense ratio increased by 270 basis points to 20.7%, The higher operating expenses and operating expenses ratio are mainly related to special technology initiatives, expenses related to the reorganization of the Medicare business, higher payroll and related expenses mostly as a result of recruitment of additional Medicare sales force, and additional expenses incurred to serve the additional three Medicaid regions effective October 1, 2013.  Professional services also reflect an increase related to our CMS star ratings efforts.  Operating expenses for the year ended December 31, 2013 also include approximately $5.0 million in premium taxes.  These premium taxes became effective on July 1, 2013.

Income tax expense

Consolidated income tax expense during the year ended December 31, 2013 decreased by $10.2 million, or 81.6%, to $2.3 million as compared to the income tax expense during the year ended December 31, 2012.  This decrease is primarily due to the effect of a $7.7 million adjustment to the consolidated net deferred tax assets after an increase in the enacted tax rate from 30% to 39% and the lower income before taxes during the year 2013, net of additional tax expense due to the aforementioned tax rate increase that was effective January 1, 2013.  The effective tax rate decreased from 14.8% in 2012 to 4.0% in 2013 primarily reflecting the net effect of the change in the enacted tax rate.

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

The increase in the administrative service fees of the Managed Care segment of $71.6 million, or 186.0%, to $110.1 million in 2012 is attributed to a higher amount of self-insured contracts after resuming our participation in the Medicaid sector.

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

Managed Care Operating Results

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico: Commercial, Medicare (including Medicare Advantage and PDP) and Medicaid.  For the year ended December 31, 2013, the Commercial sector represented 42.4% and -17.6% of our consolidated premiums earned, net and operating income, respectively.  Premiums earned, net and operating income generated from our Medicare contracts (including PDP) during the year ended December 31, 2013 represented 47.2% and 58.4%, respectively, of our consolidated earned premiums, net and operating income, respectively.  The operating income of the Medicaid sector represented 32.5% of the consolidated operating income for the year ended December 31, 2013.

(Dollar amounts in millions)	2013	2012	2011

Operating revenues:
Medical premiums earned, net:
Commercial	$935.8	$960.0	$947.1
Medicare	1,038.9	1,073.5	896.6
Medicaid	-	-	2.7
Medical premiums earned, net	1,974.7	2,033.5	1,846.4
Administrative service fees	112.8	114.8	43.0
Net investment income	16.3	16.4	17.5
Total operating revenues	2,103.8	2,164.7	1,906.9
Medical operating costs:
Medical claims incurred	1,712.9	1,806.4	1,610.5
Medical operating expenses	354.8	311.3	243.4
Total medical operating costs	2,067.7	2,117.7	1,853.9
Medical operating income	$36.1	$47.0	$53.0
Additional data:
Member months enrollment:
Commercial:
Fully-insured	5,503,281	5,817,009	5,806,053
Self-funded	2,595,162	2,681,962	2,744,431
Total Commercial member months	8,098,443	8,498,971	8,550,484
Medicaid:
Self-funded	12,280,349	10,562,571	1,718,888
Total Medicaid member months	12,280,349	10,562,571	1,718,888
Medicare:
Medicare Advantange	1,274,652	1,354,301	1,132,634
Stand-alone PDP	97,496	101,675	105,987
Total Medicare member months	1,372,148	1,455,976	1,238,621
Total member months	21,750,940	20,517,518	11,507,993
Medical loss ratio	86.7%	88.8%	87.2%
Operating expense ratio	17.0%	14.5%	12.9%

Year ended December 31, 2013 compared with the year ended December 31, 2012

Medical Operating Revenues

Medical premiums earned for the year ended December 31, 2013 decreased by $58.8 million, or 2.9%, to $2.0 billion when compared to the medical premiums earned during the year ended December 31, 2012.  This decrease is principally the result of the following:

•	Medical premiums generated by the Medicare business decreased by $34.6 million, or 3.2%, to $1.0 billion. This fluctuation is the result of an overall decrease in the member month enrollment of this business by 83,828, or 5.8%, when compared with the same period in 2012. Decrease in member month enrollment was attributed to lower sales of our non-dual offerings. This fluctuation also results from the receipt of a lower risk score adjustments from CMS in 2013 as compared to 2012. The 2013 and 2012 periods include the net effect of approximately $2.9 million and $12.6 million, respectively, related to CMS final risk scores adjustments corresponding to prior periods.

•	Medical premiums generated by the Commercial business decreased by $24.2 million, or 2.5%, to $935.8 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. This fluctuation is primarily the result of a decrease in member month enrollment by 313,728, or 5.4%, which was partially offset by an increase in average premium rates of approximately 3.0%. The decrease in member month enrollment is mostly due to the non-renewal of one large commercial account and a higher level of attrition, due to the prevailing economic conditions in the island.

Administrative service fees decreased by $2.0 million, or 1.7%, to $112.8 million during the year ended December 31, 2013 when compared with the year ended December 31, 2012. This fluctuation primarily reflects the effect of the amended Medicaid contract, which includes lower per-member per-month fees, offset in part by the increased enrollment after the addition of the three new regions effective October 1, 2013.  The new rate per-member per-month fees were effective July 1, 2013.

Medical Claims Incurred

Medical claims incurred during the year ended December 31, 2013 decreased by $93.5 million, or 5.2%, to $1.7 billion, when compared to the year ended December 31, 2012.  The MLR of the segment was 86.7%, decreasing by 210 basis points during the year ended December 31, 2013.  These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Medicare business decreased by $79.9 million, or 8.4%, during the 2013 period and its MLR was 84.0%, which is 480 basis points lower than the MLR for the prior year. The lower member month enrollment in this sector contributed to the decrease in claims incurred. Excluding the effect of risk-score premium adjustments and prior period reserve developments in the 2013 and 2012 periods, the MLR decreased by 460 basis points, mostly as the result of lower utilization and cost trends. The decrease also reflects improved drug costs after the new PBM contract in AH and the impact of changes in 2013 product design.

•	The medical claims incurred of the Commercial business decreased by $12.6 million, 1.5%, during the 2013 period mostly reflecting a lower fully-insured member month enrollment. The Commercial MLR was 89.5%, which is 90 basis points higher than the MLR for the prior year. Excluding the effect of prior period reserve developments in 2013 and 2012, the MLR would have increased by 170 basis points, mostly reflecting higher utilization, plus a higher loss ratio in our USVI operation, principally as a result of higher cost and utilization trends during the year.

Medical Operating Expenses

Medical operating expenses for the year ended December 31, 2013 increased by $43.5 million, or 14.0%, to $354.8 million when compared to the year ended December 31, 2012.  The operating expense ratio increased by 250 basis points, from 14.5% in 2012 to 17.0% in 2013.  This increase is mainly related to on-going special project initiatives related to TSS’s core system upgrade to QNXT 5.0, the implementation of a new financial system, expenses related to the reorganization of the Medicare business, higher payroll and related expenses mostly as a result of recruitment of additional Medicare sales force, an increase in professional services related to our Medicare risk scoring and CMS star ratings efforts, consultants’ fees for the Medicare integration process, premium taxes amounting to $3.8 million, and incremental expenses related to the administration of the three new service regions of the Medicaid program effective October 1, 2013.  These premium taxes became effective on July 1, 2013.

Year ended December 31, 2012 compared with the year ended December 31, 2011

Medical Operating Revenues

Medical premiums earned for the year ended December 31, 2012 increased by $187.1 million, or 10.1%, to $2.0 billion when compared to the medical premiums earned during the year ended December 31, 2011.  This increase is principally the result of the following:

•	Medical premiums generated by the Medicare business increased by $176.9 million, or 19.7%, to $1.1 billion. This fluctuation is the result of an overall increase in the member month enrollment of this business by 217,355, or 17.5%, when compared with the same period in 2011. Increase in member month enrollment was mainly attributed to increased sales across all our Medicare products, as well as to the effect of presenting the members acquired from AH for the full year in 2012 and only for eleven months in 2011. This fluctuation also results from the receipt of higher risk score adjustments from CMS in 2012 as compared to 2011. The 2012 and 2011 periods include the net effect of approximately $12.6 million and $1.9 million, respectively, related to CMS final risk scores adjustments corresponding to prior periods.

•	Medical premiums generated by the Commercial business increased by $12.9 million, or 1.4%, to $960.0 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. This is the result of higher average premium rates per member of approximately 1.2% and an increase in member month enrollment by 10,956, or 0.2%.

Administrative service fees increased by $71.8 million, or 167.0%, to $114.8 million during the year ended December 31, 2012.  This fluctuation primarily results from the member months enrollment related to the Medicaid program, which we resumed servicing effective November 1, 2011.

Medical Claims Incurred

Medical claims incurred during the year ended December 31, 2012 increased by $195.9 million, or 12.2%, to $1.8 billion, when compared to the year ended December 31, 2011.  The MLR of the segment experienced an increase of 160 basis points during the 2012 period, to 88.8%.  These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Medicare business increased by $151.2 million during the 2012 period primarily due to the increase in member months enrollment in 2012 attributed to increased sales, as well as to the effect of presenting the members acquired from AH for the full period in 2012 and only for eleven months in 2011. The Medicare MLR was 88.8%, which is 60 basis points lower than the MLR for the prior year. Excluding the effect of risk-score premium adjustments and prior period reserve developments in the 2012 and 2011 periods, the MLR increased by 270 basis points, mostly as the result of higher utilization and cost trends in AH, particularly in pharmacy services.

•	The medical claims incurred of the Commercial business increased by $39.4 million during the 2012 period and its MLR increased by 300 basis points. Excluding effect of prior period reserve developments in the 2012 and 2011 periods, the MLR of this business presents an increase of 120 basis points in 2012 mostly as the result of moderate premium rate increases and higher utilization trends, particularly in hospital admissions and surgical procedures.

•	The medical claims incurred of the Medicaid business increased by $5.3 million during 2012 compared to prior year mostly because of a favorable prior period reserve development recognized in the 2011 period, after the termination of the Medicaid fully-insured contracts that was effective September 30, 2010.

Medical Operating Expenses

Medical operating expenses for the year ended December 31, 2012 increased by $67.9 million, or 27.9%, to $311.3 million when compared to the year ended December 31, 2011, primarily resulting from the higher member month enrollment in 2012.  The operating expense ratio increased by 160 basis points, from 12.9% in 2011 to 14.5% in 2012, reflecting a higher amount of self-insured contracts after resuming our participation in the Medicaid sector in November 2011.

Life Insurance Operating Results

(Dollar amounts in millions)	2013	2012	2011

Years ended December 31,
Operating revenues:
Premiums earned, net
Premiums earned, net	$139.5	$132.7	$118.8
Premiums earned ceded	(8.9)	(8.0)	(5.8)
Premiums earned, net	130.6	124.7	113.0
Net investment income	22.2	20.8	18.5
Total operating revenues	152.8	145.5	131.5
Operating costs:
Policy benefits and claims incurred	70.8	66.4	57.5
Underwriting and other expenses	65.8	62.4	56.3
Total operating costs	136.6	128.8	113.8
Operating income	$16.2	$16.7	$17.7

Additional data:
Loss ratio	54.2%	53.2%	50.9%
Expense ratio	50.4%	50.0%	49.8%
Year ended December 31, 2013 compared with the year ended December 31, 2012

Operating Revenues

Premiums earned, net for the segment increased by $5.9 million, or 4.7%, to $130.6 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily as the result of new sales in the Cancer and Individual Life businesses during the period.  Of the increase experienced year over year, $1.4 million is related to premiums earned by ASICO, the insurance company acquired by TSV in November 2013.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $4.4 million, or 6.6%, to $70.8 million during the year ended December 31, 2013.  This increase is the result of claims received in the 2013 period, reflecting the growth of the segment’s inforce portfolio and the addition $0.8 million of claims related to the ASICO acquisition.  The loss ratio for the period increased from 53.2% in 2012 to 54.2% in 2013, or 100 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the segment increased by $3.4 million, or 5.4%, to $65.8 million during the year ended December 31, 2013, mostly related to a lower amount of expenses capitalized as Deferred Policy Acquisition Costs, primarily resulting from lower commission expenses, premium taxes and approximately $0.9 million of expenses related to the ASICO acquisition. As a result, the operating expense ratio slightly increased 40 basis points, from 50.0% in 2012 to 50.4% in 2013.

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

Property and Casualty Insurance Operating Results

(Dollar amounts in millions)	2013	2012	2011

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$152.3	$162.7	$152.9
Premiums ceded	(57.6)	(63.5)	(63.0)
Change in unearned premiums	5.6	(1.5)	7.7
Premiums earned, net	100.3	97.7	97.6
Net investment income	8.3	8.9	9.5
Total operating revenues	108.6	106.6	107.1
Operating costs:
Claims incurred	55.1	49.3	48.2
Underwriting and other operating expenses	51.3	50.5	54.4
Total operating costs	106.4	99.8	102.6
Operating income	$2.2	$6.8	$4.5

Additional data:
Loss ratio	54.9%	50.5%	49.4%
Expense ratio	51.1%	51.7%	55.7%

Year ended December 31, 2013 compared with the year ended December 31, 2012

Operating Revenues

Total premiums written during the year ended December 31, 2013 decreased by $10.4 million, or 6.4%, to $152.3 million, mostly resulting from lower sales of Dwelling and Commercial insurance products.  The commercial business remains under soft market conditions with strong competition.

Premiums ceded to reinsurers during the year ended December 31, 2013 decreased by approximately $5.9 million, or 9.3%, to $57.6 million.  The ratio of premiums ceded to premiums written decreased by 120 basis points, to 37.8% in 2013, mostly resulting from a change in the mix of business subscribed and lower volume of premiums during 2013.

The change in unearned premiums presented an increase of $7.1 million, to $5.6 million during the year ended December 31, 2013, primarily as the result of the lower volume of premiums written during this period.

Claims Incurred

Claims incurred during the year ended December 31, 2013 increased by $5.8 million, or 11.8%, to $55.1 million.  The loss ratio increased by 440 basis points, to 54.9% in 2013, as a result of unfavorable loss experience in the Commercial Package, General Liability and Auto Insurance lines of business.  The increase also responds to a lower proportion of Dwelling business in our portfolio.

Underwriting and Other Expenses

Underwriting and other operating expenses for the year ended December 31, 2013 increased by $0.8 million, or 1.6%, to $51.3 million.  The increase is mainly related to an assessment received from the Puerto Rico Guarantee Fund and recorded as a charge to operations of $0.6 million to cover the insolvencies of insurers under liquidation.  The operating expense ratio decreased by 60 basis points during the same period, to 51.1% in 2013.

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

IV. Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(dollar amounts in millions)	2013	2012	2011

Years ended December 31,
Sources of cash:
Net cash provided by operating activities	$112.9	$109.7	$162.5
Proceeds from annuity contracts	9.2	39.7	31.8
Proceeds from exercise stock options	-	0.3	0.2
Net proceeds from borrowings	-	30.0	-
Other	15.1	-	4.4
Total sources of cash	137.2	179.7	198.9
Uses of cash:
Net purchases of investment securities	(66.2)	(91.1)	(13.6)
Cash settlements of stock options	-	-	(2.4)
Capital expenditures	(11.8)	(12.1)	(16.3)
Payments of long-term borrowings	(12.0)	(26.9)	(51.6)
Payments of short-term borrowings	(30.0)	-	(15.6)
Surrenders of annuity contracts	(9.4)	(7.1)	(6.6)
Repurchase and retirement of common stock	(18.2)	(2.3)	(11.3)
Acquisition of business, net of cash of $4.6, $0.8 and $29.4 in the year ended December 31, 2013, 2012 and 2011, respectively	(4.8)	(2.7)	(54.7)
Other	-	(19.8)	-
Total uses of cash	(152.4)	(162.0)	(172.1)
Net (decrease) increase in cash and cash equivalents	$(15.2)	$17.7	$26.8

Year ended December 31, 2013 compared to year ended December 31, 2012

Cash flows from operating activities increased by $3.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, principally due to the effect of lower claims paid by $70.6 million, offset in part by lower premiums collections by $53.6 million and higher cash paid to suppliers and employees by $9.0 million.  The decrease in premiums collected is principally the result of the lower Managed Care membership enrollment.  The decrease in claim payments mostly results from the lower enrollment in the Managed Care membership.  This decrease also reflects improved drug costs after the new PBM contract in AH and the impact of changes in 2013 product design.

During the year ended December 31, 2013 we received $9.2 million in policyholder deposits.  This represents a decrease of $30.5 million when compared to the prior year and is the result of lower sales of annuity products.  The Corporation has reduced the pricing for this product due to the current interest rate scenario.

Net proceeds from short-term borrowings decreased by $30.0 million during the year ended December 31, 2013, addressing timing differences between cash receipts and disbursements.

The increase in other sources of cash for the year ended December 31, 2013 is attributed to changes in the amount of outstanding checks in excess of bank balances.

Net purchases of investment securities were $66.2 million during the year ended December 31, 2013, $24.9 million lower than last year, primarily resulting from the investment of lower excess cash flows from operations.

Payments of long-term borrowings of $12.0 million during the year ended December 31, 2013 are primarily the result of a $10.0 million prepayment of one of our senior unsecured notes.  The $14.9 million decrease in payments of long-term debt is due to the prepayment of another senior unsecured note of $25.0 million during the year ended December 31, 2012.

Repurchase and retirement of common stock increased by $15.9 million mainly due to the repurchase and retirement of 1,000,000 shares of common stock as part of the completed secondary public offering conducted during the year ended December 31, 2013.

On November 7, 2013, we completed the acquisition of 100% of the outstanding shares of capital stock of ASICO for an aggregate purchase price of approximately $4.8 million, net of $4.6 million of cash acquired.  On January 18, 2012, we acquired a controlling stake in a health clinic in Puerto Rico at a cost of $2.7 million, net of $0.8 million of cash acquired.  On February 7, 2011, we acquired AH at a cost of $54.0 million, net of $30.1 million of cash acquired.

The decrease in other uses of cash is attributed to changes in the amount of outstanding checks over bank balances in the 2013 period.

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

Share Repurchase Program

On September 29, 2010, we announced the immediate commencement of the 2010 stock repurchase program.  The program is conducted using available cash through open-market purchases and privately-negotiated transactions of Class B shares only, in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended.  On March 23, 2013, we discontinued our 2010 stock repurchase program.

On March 6, 2013, the Company’s Board authorized the repurchase of up to $30.0 million of Class B shares concurrent with the conversion of 7 million Class A shares into Class B shares and the public offering of a substantial majority of such convertible shares.  As part of the Offering, on May 17, 2013, the Company repurchased and retired 1,000,000 shares at a price of $18.25 per share.

During the year ended December 31, 2012 we repurchased and retired 136,222 shares at an average per share price of $16.86, for an aggregate cost of $2.3 million.

In July 29, 2013 the Company’s Board of Directors authorized an $11.5 million repurchase program of its Class B common stock.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of December 31, 2013, we had $110.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of December 31, 2013.

On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the “6.6% notes”).  The 6.6% notes were privately placed to various institutional accredited investors.  The notes pay interest each month until the principal becomes due and payable.  These notes can be redeemed after five years at par, in whole or in part, as determined by us.  On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.  The 6.6% notes contain certain non-financial covenants.  At December 31, 2013, we are in compliance with these covenants.

On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures on November 2015.  The repurchase agreement pays interest quarterly at 1.96%.  The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral such securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on our consolidated balance sheet.  At December 31, 2013 investment securities available for sale with fair value of $27.9 million (face value of $27.8 million) were pledged as collateral under this agreement.  The proceeds obtained from this agreement were used to repay $25.0 million of the 6.6% notes.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan, with original principal balance of $41,000, bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of December 31, 2013, this secured loan had an outstanding balance of $16.1 million and average annual interest rate of 1.29%.  This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of December 31, 2013, we are in compliance with these covenants.  Failure to meet these non-financial covenants may trigger the accelerated payment of the secured loan’s outstanding balances.

As part of the acquisition of the controlling stake in a health clinic during 2012, we assumed a secured term loan with balance of $13.2 million as of December 31, 2013.  The loan requires monthly payments of $0.1 million, including principal and interest, is due on December 23, 2014, with a final payment of $12.9 million and bears interest at an annual rate of 4.75%.  This loan is guaranteed by a first position held by the bank on the health clinic’s premises (land and building) and all of the health clinic's assets as collateral for the term of the loan under a continuing general security agreement.  This secured loan contains certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  During the year 2013, the health clinic was in default with the loan’s debt service ratio financial covenant, which required the health clinic to open and maintain a deposit account, which was funded by the Company, with the bank until the health clinic meets the financial covenant.

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Planned Capital Expenditures

Federal regulations require that we begin using a new set of standardized diagnostic codes, known as ICD-10, by October 2014, which will require a significant information technology investment.  In order to become ICD-10 compliant, we changed TSS’s core business application, which we implemented in the third quarter of 2012.  We completed the version upgrade process of such business application in the third quarter and expect to have completed the migration of our membership on time to comply with the current ICD-10 deadline.  The estimated cost of the core business application upgrade and ICD-10 compliance efforts is approximately $6.5 million.

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

The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, and excludes an estimate of the future cash outflows related to the following liabilities:

•	Unearned premiums – This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow. As of December 31, 2013, we had $87.4 million in unearned premiums.

•	Policyholder deposits – The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain. There are currently no significant policyholder deposits in paying status. As of December 31, 2013, our policyholder deposits had a carrying amount of $115.9 million.

•	Other long-term liabilities – Due to the indeterminate nature of their cash outflows, $83.6 million of other long-term liabilities are not reflected in the following table, including $54.7 million of liability for pension benefits, $20.8 million in deferred tax liabilities, and $8.1 million in liabilities to the Federal Employees’ Health Benefits Plan Program.

		Contractual obligations by year

(Dollar amounts in millions)	Total	2014	2015	2016	2017	2018	Thereafter

Long-term borrowings (1)	$108.1	$18.5	$29.6	$4.1	$4.1	$4.1	$47.7
Operating leases	23.0	6.2	5.0	4.5	2.9	1.8	2.6
Purchase obligations (2)	204.1	183.8	17.5	1.5	0.5	0.5	0.3
Claim liabilities (3)	382.9	270.4	79.7	7.5	9.0	5.7	10.6
Estimated obligation for future policy benefits (4)	330.7	60.1	58.0	56.0	54.2	52.0	50.4
	$1,048.8	$539.0	$189.8	$73.6	$70.7	$64.1	$111.6

(1)	As of December 31, 2013, our long-term borrowings consist of our 6.6% senior unsecured notes payable, a $25.0 million arrangement to sell securities under repurchase agreements which requires quarterly interest payments at 1.96%, and loans payable to commercial banks. Total contractual obligations for long-term borrowings include the current maturities of long term debt. For the 6.6% senior unsecured notes and the arrangement to sell securities under repurchase agreements, scheduled interest payments were included in the total contractual obligations for long-term borrowings until the maturity dates of the notes in 2020, and 2015 respectively. We may redeem the senior unsecured note starting five years after issuance; however no redemption is considered in this schedule. The interest payments related to our loans payable were estimated using the interest rate applicable as of December 31, 2013. The actual amount of interest payments of the loan payable will differ from the amount included in this schedule due to the loan’s variable interest rate structure. See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.

(2)	Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction. Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above. Estimated pension plan contributions amounting to $8.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.
(3)	Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses. This amount does not include an estimate of claims to be incurred subsequent to December 31, 2013. The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future. Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $37.6 million of reserves had been ceded at December 31, 2013.
(4)	Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy. We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns. The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type. All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2013 and are gross of any reinsurance recoverable. The $330.7 million total estimated cash flows for all years in the table is different from the liability of future policy benefits of $304.4 million included in our audited consolidated financial statements principally due to the time value of money. Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

Restriction on Certain Payments by the Corporation’s Subsidiaries

Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance of Puerto Rico. These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by the insurance subsidiaries to TSM.

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

As of December 31, 2013, our insurance subsidiaries were in compliance with such minimum capital requirements.

These regulations are not directly applicable to us, as a holding company, since we are not an insurance company.

Our secured term loan, with original principal balance of $41,000, restricts the amount of dividends that we and our subsidiaries can declare or pay to shareholders.  Under this secured term loan, dividend payments cannot be made in excess of the accumulated retained earnings of the paying entity.

We do not expect that any of the previously described dividend restrictions will have a significant effect on our ability to meet our cash obligations.

Solvency Regulation

To monitor the solvency of the operations, the BCBSA requires us, TSS and AH to comply with certain specified levels of RBC.  RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio).  The RBC ratio reflects the risk profile of insurance companies.  At December 31, 2013, TSM and TSS estimated RBC ratio was above the minimum BCBSA RBC requirement of 200% and the 375% of RBC level required by the BCBSA to avoid monitoring.  At December 31, 2013, AH estimated RBC ratio was above the minimum BCBSA RBC requirement of 100% for smaller controlled affiliate.

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

Guarantee Associations and Other Regulatory Commitments

To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared insolvent.  These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged.  In 2013, the property and casualty segment paid $0.6 million for an assessment imposed by the Puerto Rico Guaranty Association for Property and Casualty Insurers.  In accordance with insurance laws and regulations assessments are recoverable through policy surcharges.  In 2013, the property and casualty segment has recorded recoveries of assessments for $15 thousand.  During the years ended December 31, 2012 and 2011, no assessment or payment was made in connection with insurance companies declared insolvent.  It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

Pursuant to the Puerto Rico Insurance Code, our property and casualty insurance subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED).  The syndicate was organized for the purpose of underwriting medical-hospital professional liability insurance.  As a member, the property and casualty insurance segment shares risks with other member companies and, accordingly, is contingently liable in the event the syndicate cannot meet their obligations.  During 2013, 2012 and 2011, no assessment or payment was made for this contingency.  It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

In addition, our property and casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the “Association”).  The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998.  As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code.  During the years 2013, 2012 and 2011, the Association distributed the Company a distribution based on the good experience of the business amounting to $1.2 million, $1.2 million and $1.3 million, respectively.  In September 2013, the Association declared a special distribution to its members for $200 million.  This distribution was subject to a special and unique tax rate of 50%.  The property and casualty then received $12.8 million, net of tax, from this distribution.

The property and casualty segment is also member of the Puerto Rico Fire and Allied Lines Underwriting Association and the Puerto Rico Auto Assign Plan.  These entities periodically impose assessments to cover operations and other charges.  The assessments recorded from these entities were $3 thousand in 2013.  No assessments were received in 2012 and 2011.

V. Critical Accounting Policies

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

Claim Liabilities

Claim liabilities by segment as of December 31, 2013 were as follows:

(Dollar amounts in millions)

Managed care	$283.1
Property and casualty insurance	93.6
Life insurance	43.7
Consolidated	$420.4

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

We recognize claim liabilities as follows:

Managed Care Segment

At December 31, 2013, claim liabilities for the managed care segment amounted to $283.6 million and represented 67.5% of our total consolidated claim liabilities and 22.3% of our total consolidated liabilities.

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

Circumstances to be considered in developing our best estimate of reserves include changes in enrollment, utilization levels, unit costs, mix of business, benefit plan designs, provider reimbursement levels, processing system conversions and changes, claim inventory levels, regulatory and legislative requirements, claim processing patterns, and claim submission patterns.  A comparison or prior period liabilities to re-estimated claim liabilities based on subsequent claims development is also considered in making the liability determination.  In the actuarial process, the methods and assumptions are not changed as reserves are recalculated, but rather the availability of additional paid claims information drives our changes in the re-estimate of the unpaid claim liability.  Changes in such development are recorded as a change to current period benefit expense.  The re-estimates or recasts are done monthly for the previous four calendar quarters.  On average, about 90% of the claims are paid within three months after the last day of the month in which they were incurred and about 7% are within the next three months, for a total of 97% paid within six months after the last day of the month in which they were incurred.

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

As described above, completion factors and claims trend factors can have a significant impact on determination of our claim liabilities.  The following example provides the estimated impact on our December 31, 2013 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:

(Dollar amounts in millions)

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase		(Decrease) Increase
	In unpaid claim	In claims trend	In unpaid claim
In completion factor	liabilities	factor	liabilities

-0.6%	$13.3	0.75%	$9.9
-0.4%	8.7	0.50%	6.7
-0.2%	4.2	0.25%	3.3
0.2%	(9.5)	-0.25%	(3.3)
0.4%	(13.8)	-0.50%	(6.7)
0.6%	(17.8)	-0.75%	(9.9)

(1)	Assumes (decrease) increase in the completion factors for the most recent twelve months.
(2)	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.

The segments’ reserving practice is to consistently recognize the actuarial best estimate as the ultimate liability for claims within a level of confidence required by actuarial standards.  Management believes that the methodology for determining the best estimate for claim liabilities at each reporting date has been consistently applied.

Amounts incurred related to prior years vary from previously estimated liabilities as the claims are ultimately settled.  Liabilities at any year-end are continually reviewed and re-estimated as information regarding actual claims payments, or run-out becomes known.  This information is compared to the originally established year-end liability.  Negative amounts reported for incurred claims related to prior years result from claims being settled for amounts less than originally estimated.  The reverse is true of reserve shortfalls.  Medical claim liabilities are usually described as having a “short tail”: which means that they are generally paid within several months of the member receiving service from the provider.  Accordingly, the majority, or approximately 93%, of any redundancy or shortfall relates to claims incurred in the previous calendar year-end, with the remaining 7% related to claims incurred prior to the previous calendar year-end.  Management has not noted any significant emerging trends in claim frequency and severity and the normal fluctuations in enrollment and utilization trends from year to year.

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

(Dollar amounts in millions)	2012	2011	2010	2009

Years ended December 31,
Total incurred claims:
As reported (1)	$1,811.0	$1,612.1	$1,503.3	$1,512.1
On a retrospective basis	1,789.4	1,607.5	1,495.6	1,506.5
Variance	$21.6	$4.6	$7.7	$5.6
Variance to total incurred claims as reported	1.2%	0.3%	0.5%	0.4%

(1)	Includes total claims incurred less adjustments for prior year reserve development.

Management expects that substantially all of the development of the 2013 estimate of medical claims payable will be known during 2014 and that the variance of the total incurred claims on a retrospective basis when compared to reported incurred claims will be similar to the prior years.

In the event this segment experiences an unexpected increase in health care cost or utilization trends, we have the following options to cover claim payments:

•	Through the management of our cash flows and investment portfolio.

•	In the Commercial business we have the ability to increase the premium rates throughout the year in the monthly renewal process, when renegotiating the premiums for the following contract year of each group as they become due. We consider the actual claims trend of each group when determining the premium rates for the following contract year.

•	We have available short-term borrowing facilities that from time to time address differences between cash receipts and disbursements.

For additional information on our credit facilities, see section “Financing and Financing Capacity” of this Item.

Life Insurance Segment

At December 31, 2013, claim liabilities for the life insurance segment amounted to $43.7 million and represented 10.4% of total consolidated claim liabilities and 3.5% of our total consolidated liabilities.

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

Property and Casualty Insurance Segment

At December 31, 2013, claim liabilities for the property and casualty insurance segment amounted to $93.6 million and represented 22.3% of the total consolidated claim liabilities and 7.4% of our total consolidated liabilities.

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

At December 31, 2013, the actuarial reserve range determined by the actuaries was from $84 million to $99 million.  Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves.  Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business.  In general, changes are made more quickly to more mature accident years and less volatile lines of business.  Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.8 million.

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

The costs of acquiring new life business, principally commissions, and certain variable underwriting, agency and policy issue expenses of our life insurance segment, have been deferred.  These costs, including value of business acquired (“VOBA”) recorded upon our acquisitions of GA Life (now TSV) and ASICO, are amortized to income over the premium-paying period of the related whole life and term insurance policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of universal life policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits.  The expected premiums revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining the liability for future policy benefits.  For universal life and deferred annuity policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs.  The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.

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

Our process for identifying and reviewing invested assets for other-than temporary impairments during any quarter includes the following:

•	Identification and evaluation of securities that have possible indications of other-than-temporary impairment, which includes an analysis of all investments with gross unrealized investments losses that represent 20% or more of cost and all investments with an unrealized loss greater than $100 thousand.

•	Review and evaluation of any other security based on the investee’s current financial condition, liquidity, near-term recovery prospects, implications of rating agency actions, the outlook for the business sectors in which the investee operates and other factors. This evaluation is in addition to the evaluation of those securities with a gross unrealized investment loss representing 20% or more of their cost.

•	Consideration of evidential matter, including an evaluation of factors or triggers that may or may not cause individual investments to qualify as having other-than-temporary impairments; and

•	Determination of the status of each analyzed security as other-than-temporary or not, with documentation of the rationale for the decision.

•	Equity securities are considered to be impaired when a position is at an unrealized loss for a period longer than 6 months.

Management continues to review the investment portfolios under our impairment review policy.  Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.

During the year ended December 31, 2013, we recognized other-than-temporary impairments amounting to $1.0 million on equity securities classified as available for sale that had been in an unrealized loss position for a period longer than six months.  During the year ended December 31, 2012, there were no realized losses associated with other-than-temporary impairments, as compared to the $0.3 million recognized in 2011 on fixed income, equity securities and perpetual preferred stocks classified as available for sale.  As of December 31, 2013, the investment in securities of $1.3 billion is classified as either available-for-sale or held-to-maturity and consists of high-quality investments.  Of this amount, $906.2 million, or 69.6%, are securities in obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of the Commonwealth of Puerto Rico, municipal securities, obligations of U.S. states and its political subdivisions, mortgage backed and collateralized mortgage obligations that are U.S. agency-backed.  The remaining $395.9 million, or 30.4%, are corporate fixed income securities, equity securities and mutual funds.  The gross unrealized gains and losses as of December 31, 2013 of the available-for-sale and held-to-maturity portfolios amounted to $90.0 million and $11.8 million, respectively.

The impairment analysis as of December 31, 2013 indicated that, other than those securities for which an other-than-temporary impairment was recognized, none of the securities whose carrying amount exceeded its estimated fair value was considered other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuer, movement of interest rates, specific situations within corporations, among others.  Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment.  This could result in realized losses related to other-than-temporary declines being charged against future income.

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

A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 and 2012 is included in note 3 to the audited consolidated financial statements.

Allowance for Doubtful Receivables

We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables.  The allowance for doubtful receivables amounted to $21.5 million and $24.4 million as of December 31, 2013 and 2012, respectively.  The amount of the allowance is based on the age of unpaid accounts, information about the customer’s creditworthiness and other relevant information.  The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known.  In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts.  These percentages are based on our collection experience and are periodically evaluated.  A significant change in the level of uncollectible accounts would have a material effect on our results of operations.

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

Goodwill and Other Intangible Assets

Our consolidated goodwill and other intangible assets at December 31, 2013 were $25.4 million and $18.3 million, respectively.  At December 31, 2012 the consolidated goodwill and other intangible assets were $27.8 million and $26.9 million, respectively.   The goodwill and other intangible assets balance for both years were primarily related to the acquisition AH in 2011.  At December 31, 2013 the AH goodwill and other intangible assets were $25.0 million and $12.9 million, respectively.  At December 31, 2012 the AH goodwill and other intangible assets were $25.0 million and $18.9 million, respectively.

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

As required by FASB guidance, we completed our annual impairment tests of existing goodwill during the fourth quarter of 2013 and 2012.  These tests involve the use of estimates related to the fair value of the reporting unit and require a significant degree of management judgment and the use of subjective assumptions.  Certain interim impairment tests are also performed when potential impairment indicators exist or other changes in our business occur.

The result of the impairment test performed in 2013 indicated that the fair value of the AH unit exceeded its carrying value by over 60%.  The impairment test performed for the health clinic resulted in a goodwill impairment charge of $2.4 million; there is no remaining goodwill carrying value for this unit as of December 31, 2013.

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

VI. Recently Issued Accounting Standards

In July 2011, the FASB issued guidance to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act.  A health insurer’s portion of the annual fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk for each applicable calendar year.  The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  This guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.  We currently estimate that for 2014 such fee will represent approximately 1.5% of the managed care premiums earned, which we expect to recover a substantial amount from our customers.

On August 27, 2012 and October 1, 2012, the FASB issued guidance to make generally non-substantive technical corrections to certain codification topics, remove inconsistencies and outdated provisions, clarify the FASB’s intent and amend or delete various Securities and Exchange Commission (“SEC”) paragraphs.  In particular, the updates consist of:

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

The Company adopted this guidance on January 1, 2013; there was no significant impact on our financial position or results of operations as a result of the adoption.

On February 5, 2013 the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.  In particular, the guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  This guidance applies to all entities that issue financial statements that are presented in conformity with GAAP and that report items of other comprehensive income.  The Company adopted this guidance in January 1, 2013; there was no significant impact on our financial position or results of operations as a result of the adoption.

On July 18, 2013, the FASB issued guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carry-forward or a tax credit carry-forward exists.  In particular, the guidance provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, with one exception.  That exception states that, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This guidance is effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2013.  We are currently evaluating the impact, if any, the adoption of this guidance will have on the financial position or results of operations.

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

Our investment portfolio consists mainly of investment grade fixed income and a smaller portion is held in equity securities. The investment portfolio is conservative, diversified across and within asset classes, and has the following objectives, in order of importance: capital preservation, liquidity, income generation and capital appreciation. The interest rate risk of both our investments and liabilities is regularly evaluated.

The investment portfolio is centrally managed by investment professionals and decisions are taken based on the guidelines and limitations described in the Statement of Investment Policy and Guidelines (SIPG) and the Puerto Rico Insurance Code. The SIPG is approved by the Board of Directors following the recommendation of the Investment and Financing Committee of the Board of Directors (the “Investment and Financing Committee”). The Investment and Financing Committee establishes guidelines to ensure the SIPG is adhered to and any exception must be reported to the Investment and Financing Committee.

Our investment portfolio is predominantly comprised of obligations of U.S. government-sponsored enterprises, U.S. Treasury securities, obligations of state and political subdivisions, obligations of the Commonwealth of Puerto Rico, which represents only 3.5% of the total portfolio value as of December 31, 2013, municipal securities and obligations of U.S. states and its political subdivisions and obligations from U.S. and Puerto Rican government instrumentalities.  These investments comprised approximately 69.6% of the total portfolio value as of December 31, 2013, of which 10.9% consisted of U. S. agency-backed mortgage backed securities and collateralized mortgage obligations.  The remaining balance of the investment portfolio consists of mutual funds and investments in corporate bonds.

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

Risk Measurement

Our available-for-sale and held-to-maturity securities are a source of market risk.  As of December 31, 2013 approximately 81.5% and 100.0% of our investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed income securities.  The remaining balance of the available-for-sale portfolio is comprised of equity securities and alternative investments.  Available-for-sale securities are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized.  Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.  The fair value of the investments in our available-for-sale and held-to-maturity portfolios is exposed to both interest rate risk and equity price risk.

Interest Rate Risk

We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies.  From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200 and 300 basis point rate shifts.  Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths.  Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc.  Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available.  The following table sets forth the result of this analysis for the years ended December 31, 2013 and 2012.  The analysis does not consider any action that management can take to mitigate the impact of changes in market rates.

(Dollar amounts in millions)
	Expected	Amount of	%
Change in Interest Rates	Fair Value	Decrease	Change

December 31, 2012:
Base Scenario	$1,065.1
+100bp	1,007.4	(57.7)	(5.4)%
+200bp	954.2	(110.9)	(10.4)%
+300bp	901.3	(163.8)	(15.4)%
December 31, 2011:
Base Scenario	$1,004.0
+100bp	950.4	(53.6)	(5.3)%
+200bp	897.7	(106.3)	(10.6)%
+300bp	844.5	(159.5)	(15.9)%

We believe that an interest rate shift in a 12-month period of 100 basis points represents a moderately adverse outcome, while a 200 basis point shift is significantly adverse and a 300 basis point shift is unlikely given historical precedents.  Although we classify 99.4% of our fixed income securities as available-for-sale, our cash flows and the intermediate duration of our investment portfolio should allow us to hold securities until maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.

Equity Price Risk

Our equity securities in the available-for-sale portfolio are comprised of mutual funds whose underlying assets are comprised of domestic equity securities, international equity securities and higher risk fixed income instruments. The fixed income mutual funds invest in loan participations, high yield debt and emerging market debt.  The fixed income funds invest primarily in debt securities issued or guaranteed by corporations, financial institutions and governmental entities that are either unrated or have non-investment grade ratings from either Standard & Poor’s or Moody’s.

Our investments in mutual funds exposes us to equity price risk and, because of the underlying assets included in these mutual funds, result in an indirect exposure to credit risk.  We manage this indirect exposure to credit risk by closely monitoring the performance of these mutual funds.
Assuming an immediate decrease of 10% in the market value of our equity securities as of December 31, 2013 and 2012, the hypothetical loss in the fair value of these investments would have been approximately $24.0 million and $21.0 million, respectively.

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

Item 8.   Financial Statements and Supplementary Data

Financial Statements

For our audited consolidated financial statements as of December 31, 2013 and 2012 and for each of the three years ended December 31, 2013 see Index to financial statements in “Item 15.   Exhibits and Financial Statements Schedules” to this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	2013
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$549,961	$556,035	$547,874	$549,165	$2,203,035
Administrative service fees	27,110	28,543	22,450	30,577	108,680
Net investment income	11,367	12,019	11,363	12,539	47,288
Other operating revenues	1,187	1,212	1,239	1,140	4,778
Total operating revenues	589,625	597,809	582,926	593,421	2,363,781
Net realized investment gains (losses)	1,888	1,661	(144)	(818)	2,587
Other income, net	481	366	13,931	485	15,263
Total revenues	591,994	599,836	596,713	593,088	2,381,631
Benefits and expenses
Claims incurred	452,000	460,818	456,432	466,951	1,836,201
Operating expenses	114,865	120,225	116,156	126,923	478,169
Total operating costs	566,865	581,043	572,588	593,874	2,314,370
Interest expense	2,384	2,426	2,379	2,285	9,474
Total benefits and expenses	569,249	583,469	574,967	596,159	2,323,844
Income (loss) before taxes	22,745	16,367	21,746	(3,071)	57,787
Income tax expense (benefit)
Current	5,463	3,768	5,636	(3,163)	11,704
Deferred	99	(7,479)	(2,494)	451	(9,423)
Total income taxes	5,562	(3,711)	3,142	(2,712)	2,281
Net income (loss)	17,183	20,078	18,604	(359)	55,506
Less: Net loss attributable to	55	64	37	262	418
non-controlling interest	$17,238	$20,142	$18,641	$(97)	$55,924
Basic net income per share	$0.61	$0.72	$0.68	$-	$2.02
Diluted net income per share	$0.61	$0.72	$0.68	$-	$2.01

During the three months ended June 30, 2013, we recorded an out-of-period adjustment that affected our consolidated results of operations of the previous quarter as well as those of our Managed Care segment, related to the recording of incentives to providers. The effect of this out-of-period adjustment in previous periods was that the claims incurred would have increased by $1.9 million during the three months ended March 31, 2013.

As a result of this out-of-period adjustment the consolidated income before tax was overstated by $1.9 million during the three months ended March 31, 2013 and understated by the same amount during the three months ended June 30, 2013.

We assessed the impact of the adjustment needed to account for this error in their appropriate period and concluded that recording this adjustment in the consolidated results of operations in the three months ended June 30, 2013, rather than restating the quarters affected, was quantitatively and qualitatively not material to the results of operations, financial position, or cash flows corresponding to each of the quarters that comprise the year ended December 31, 2013.  This out-of-period adjustment involves only reported quarterly results and, because they were corrected during the year, have no effect on the results of operations, financial position and cash flows for the year ended December 31, 2013.

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

Item 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, management, under the supervision and with the participation of the chief executive officer and the chief financial officer, conducted an evaluation of the effectiveness of our “disclosure controls and procedures” as of the end of this period (as such term is defined under Exchange Act Rule 13a-15(e)) of the Corporation and its subsidiaries, except for Atlantic Southern Insurance Company, which we acquired in November 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed by the issuer in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosures.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility that judgments in decision-making can be faulty, and breakdowns as a result of simple errors or mistake.  Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2013, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to a reasonable level of assurance.

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

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based on criteria described in the “Internal Control—Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.

Management has excluded from its assessment of internal control over financial reporting as of December 31, 2013 Atlantic Southern Insurance Company because it was acquired by the Company in a purchase business combination during 2013.  Atlantic Southern Insurance Company is a wholly-owned subsidiary whose total assets and total revenues represent 0.9% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.   Executive Compensation

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.   Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 15.   Exhibits and Financial Statements Schedules

Financial Statements and Schedules

Financial Statements	Description
F-1	Report of Independent Registered Public Accounting Firm
F-2	Consolidated Balance Sheets as of December 31, 2013 and 2012
F-3	Consolidated Statements of Earnings for the years ended December 31, 2013, 2012 and 2011
F-4	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
F-5	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
F-7	Notes to Consolidated Financial Statements – December 31, 2013, 2012 and 2011

Financial Statements Schedules	Description
S-1	Schedule II – Condensed Financial Information of the Registrant
S-2	Schedule III – Supplementary Insurance Information
S-3	Schedule IV – Reinsurance
S-4	Schedule V – Valuation and Qualifying Accounts

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

10.1
Amended and Restated Agreement between the Puerto Rico Health Insurance Administration and TSS to administer the provision of the physical health component of the Medicaid program in designated service regions (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K filed on August 8, 2013 (File No. 001-33865)).

10.2
Amendment to the Medicare Platino Contract (Medicare Wraparound) between the Puerto Rico Health Insurance Administration and TSS for the provision of wraparound coverage to health insurance dual-eligible population until December 31, 2011 (incorporated herein by reference to Exhibit 10.4 to TSM’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 001-33865)).

Exhibits	Description

10.3	Federal Employees Health Benefits Contract (incorporated herein by reference to Exhibit 10.5 to TSM's General Form of Registration of Securities on Form 10 (File No. 001-33865)).

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

10.14	TSM 2007 Incentive Plan, dated October 16, 2007 (incorporated herein by reference to Exhibit C to TSM’s 2007 Proxy Statement (File No. 001-33865)).

Exhibits	Description

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

10.21
Underwriting Agreement dated May 16, 2013 with certain shareholders of the Company named therein and Credit Suisse Securities (USA) LLC, as representative of the underwriters (incorporated herein by reference to Exhibit 1.1 to TSM’s Form 8-K filed on May 22, 2013 (File No. 001-33865)).

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

Triple-S Management Corporation
Registrant

By:	/s/ Ramón M. Ruiz-Comas	Date:	March 14, 2014
Ramón M. Ruiz-Comas
President and Chief Executive Officer

By:	/s/ Amílcar Jordán-Pérez	Date:	March 14, 2014
Amílcar Jordán-Pérez
Vice President of Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez	Date:	March 14, 2014
Luis A. Clavell-Rodríguez
Director and Chairman of the Board

By:	/s/ Adamina Soto-Martínez	Date:	March 14, 2014
Adamina Soto-Martínez
Director and Vice-Chairman of the Board

By:	/s/ Jesús R. Sánchez-Colón	Date:	March 14, 2014
Jesús R. Sánchez-Colón
Director and Assistant Secretary of the Board

By:	/s/ David H. Chafey, Jr.	Date:	March 14, 2014
David H. Chafey, Jr.
Director

By:	/s/ Jorge L. Fuentes-Benejam	Date:	March 14, 2014
Jorge L. Fuentes-Benejam
Director

By:	/s/ Antonio F. Faría-Soto	Date:	March 14, 2014
Antonio F. Faría-Soto
Director

By:	/s/ Manuel Figueroa-Collazo	Date:	March 14, 2014
Manuel Figueroa-Collazo
Director

By:	/s/ Cari M. Domínguez	Date:	March 14, 2014
Cari M. Domínguez
Director

By:	/s/ Joseph A. Frick	Date:	March 14, 2014
Juan E. Rodríguez-Díaz
Director

By:	/s/ Francisco J. Toñarely-Barreto	Date:	March 14, 2014
Francisco J. Toñarely-Barreto
Director

Triple-S Management Corporation
Consolidated Financial Statements
December 31, 2013, 2012, and 2011

Page(s)

Reports of Independent Registered Public Accounting Firm	1

Consolidated Financial Statements

Consolidated Balance Sheets	4

Consolidated Statements of Earnings	5

Consolidated Statements of Comprehensive Income	6

Consolidated Statements of Stockholders’ Equity	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	10–74

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triple-S Management Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of Triple-S Management Corporation and its subsidiaries (the Company) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Atlantic Southern Insurance Company from its assessment of internal control over financial reporting as of December 31, 2013 because it was acquired by the Company in a purchase business combination during 2013.  We have also excluded Atlantic Southern Insurance Company from our audit of internal control over financial reporting. Atlantic Southern Insurance Company is a wholly-owned subsidiary whose total assets and total revenues represent 0.9% and 0.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2013.

/s/ PricewaterhouseCoopers LLP
San Juan, Puerto Rico
March 17, 2014

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)

License No. LLP - 216 Expires Dec. 1, 2016
Stamp E97078 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

Triple-S Management Corporation
Consolidated Balance Sheets
December 31, 2013 and 2012
(dollar amounts in thousands, except per share data)

Assets	2013	2012
Investments and cash
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $1,031,480 in 2013 and $963,463 in 2012)	$1,055,874	$1,059,761
Equity securities (cost of $187,356 in 2013 and $185,514 in 2012)	239,933	209,722
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $6,309 in 2013 and $5,377 in 2012)	6,139	5,000
Policy loans	6,705	6,161
Cash and cash equivalents	74,356	89,564
Total investments and cash	1,383,007	1,370,208
Premium and other receivables, net	274,939	292,197
Deferred policy acquisition costs and value of business acquired	177,289	168,657
Property and equipment, net	89,086	92,423
Deferred tax asset	33,519	33,548
Goodwill	25,397	27,766
Other assets	64,387	74,545
Total assets	$2,047,624	$2,059,344
Liabilities and Stockholders’ Equity
Claim liabilities	420,421	416,918
Liability for future policy benefits	304,363	276,570
Unearned premiums	87,362	95,860
Policyholder deposits	115,923	111,692
Liability to Federal Employees’ Health Benefits Program	8,148	21,353
Accounts payable and accrued liabilities	161,422	128,580
Deferred tax liability	20,783	32,934
Short term borrowings	-	30,000
Long term borrowings	89,302	101,271
Liability for pension benefits	54,697	82,019
Total liabilities	1,262,421	1,297,197

Commitments and contingencies

Stockholders’ equity
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 2,377,689 and 9,042,809 at December 31, 2013 and 2012, respectively	2,378	9,043
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 25,091,277 and 19,321,944shares at December 31, 2013 and 2012, respectively	25,091	19,322
Additional paid-in capital	130,098	144,677
Retained earnings	595,685	539,761
Accumulated other comprehensive income, net	32,129	49,104
Total Triple-S Management Corporation stockholders' equity	785,381	761,907
Non-controlling interest in consolidated subsididary	(178)	240
Total stockholders' equity	785,203	762,147
Total liabilities and stockholders’ equity	$2,047,624	$2,059,344

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	2013	2012	2011
Revenues:
Premiums earned, net	$2,203,035	$2,253,354	$2,054,468
Administrative service fees	108,680	110,110	38,459
Net investment income	47,288	46,790	48,226
Other operating revenues	4,778	4,356	-
Total operating revenues	2,363,781	2,414,610	2,141,153
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(1,042)	-	(257)
Net realized gains, excluding other-than-temporary impairment losses on securities	3,629	5,197	18,854
Total net realized investment gains	2,587	5,197	18,597

Net unrealized investment loss on trading securities	-	-	(7,267)
Other income, net	15,263	2,196	716
Total revenues	2,381,631	2,422,003	2,153,199
Benefits and expenses:
Claims incurred	1,836,201	1,919,859	1,716,254
Operating expenses	478,169	425,173	347,590
Total operating costs	2,314,370	2,345,032	2,063,844
Interest expense	9,474	10,599	10,855
Total benefits and expenses	2,323,844	2,355,631	2,074,699
Income before taxes	57,787	66,372	78,500
Income tax expense (benefit):
Current	11,704	13,394	6,594
Deferred	(9,423)	(922)	13,870
Total income taxes	2,281	12,472	20,464
Net income	55,506	53,900	58,036
Less: Net loss attributable to non-controlling interest	418	132	-

Net income attributable to Triple-S Management Corporation	$55,924	$54,032	$58,036
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$2.02	$1.91	$2.02
Diluted net income per share	$2.01	$1.90	$2.01

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	2013	2012	2011
Net income	$55,506	$53,900	$58,036
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(36,931)	34,378	35,394
Defined benefit pension plan:
Actuarial gain (loss), net	20,226	(3,531)	(21,991)
Prior service credit, net	(270)	(306)	(304)
Total other comprehensive income (loss), net of tax	(16,975)	30,541	13,099
Comprehensive income	38,531	84,441	71,135
Comprehensive loss attributable to non-controlling interest	418	132	-
Comprehensive income attributable to Triple-S Management Corporation	$38,949	$84,573	$71,135

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity

Balance, December 31, 2010	$9,043	$19,773	$155,299	$427,693	$5,464	$617,272	$-	$617,272
Share-based compensation	-	173	1,899	-	-	2,072	-	2,072
Cash settlement of options under share-based compensation plan	-	-	(2,420)	-	-	(2,420)	-	(2,420)
Stock issued upon exercise of stock options	-	88	1,191			1,279	-	1,279
Repurchase and retirement of common stock	-	(712)	(11,667)	-	-	(12,379)	-	(12,379)
Net change in comprehensive income	-	-	-	58,036	13,099	71,135	-	71,135
Balance, December 31, 2011	9,043	19,322	144,302	485,729	18,563	676,959	-	676,959
Non-controlling interest related to acquisition of consolidated subsidiary	-	-	-	-	-	-	372	372
Share-based compensation	-	71	2,555	-	-	2,626	-	2,626
Stock issued upon exercise of stock options	-	207	2,794	-	-	3,001	-	3,001
Repurchase and retirement of common stock	-	(278)	(4,974)	-	-	(5,252)	-	(5,252)
Net change in comprehensive income (loss)	-	-	-	54,032	30,541	84,573	(132)	84,441
Balance, December 31, 2012	$9,043	$19,322	$144,677	$539,761	$49,104	$761,907	$240	$762,147
Share-based compensation	-	96	2,685	-	-	2,781	-	2,781
Stock issued upon exercise of stock options	-	22	293	-	-	315	-	315
Common stock conversion	(6,665)	6,665	-	-	-	-	-	-
Repurchase and retirement of common stock	-	(1,014)	(17,557)	-	-	(18,571)	-	(18,571)
Net change in comprehensive income (loss)	-	-	-	55,924	(16,975)	38,949	(418)	38,531
Balance, December 31, 2013	$2,378	$25,091	$130,098	$595,685	$32,129	$785,381	$(178)	$785,203

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	2013	2012	2011
Cash flows from operating activities
Net income	$55,506	$53,900	$58,036
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	25,589	24,242	22,229
Net amortization of investments	5,963	6,425	3,912
Provision (reversal of provision) for doubtful receivables	(2,880)	563	7,837
Deferred tax expense (benefit)	(9,423)	(922)	13,870
Net realized investment gains	(2,587)	(5,197)	(18,597)
Net unrealized losses on trading securities	-	-	7,267
Share-based compensation	2,781	2,626	2,072
Proceeds from trading securities sold Equity securities	-	-	53,066
Acquisition of securities in trading portfolio Equity securities	-	-	(2,764)
Gain (loss) on sale of property and equipment	-	17	(13)
(Increase) decrease in assets
Premium and other receivables, net	21,053	(4,410)	54,622
Deferred policy acquisition costs and value of business acquired	(4,133)	(12,869)	(9,702)
Deferred taxes	(9,230)	(967)	71
Other assets	2,296	(1,617)	(18,245)
Increase (decrease) in liabilities
Claim liabilities	2,455	25,659	(11,998)
Liability for future policy benefits	22,665	22,376	17,671
Unearned premiums	(8,588)	1,088	(4,288)
Policyholder deposits	3,217	2,289	1,554
Liability to FEHBP	(13,205)	2,302	4,033
Accounts payable and accrued liabilities	21,469	(5,785)	(18,106)
Net cash provided by operating activities	112,948	109,720	162,527

Triple-S Management Corporation
Consolidated Statements of Cash Flows
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	2013	2012	2011
Cash flows from investing activities
Proceeds from investments sold or matured
Securities available for sale
Fixed maturities sold	$160,978	$116,718	$240,034
Fixed maturities matured	96,597	141,266	104,728
Equity securities sold	132,433	53,120	38,022
Securities held to maturity
Fixed maturities matured	1,440	11,635	1,941
Acquisition of investments
Securities available for sale
Fixed maturities	(323,003)	(313,188)	(265,356)
Equity securities	(132,543)	(98,095)	(129,328)
Securities held to maturity
Fixed maturities	(1,325)	(2,494)	(755)
Other investments	(512)	(206)	(2,500)
Net repayment (disbursements) for policy loans	(313)	146	(420)
Acquisition of business, net of cash acquired of $4,618, $816 and $30,070 in the year ended December 31, 2013, 2012 and 2011, respectively	(4,795)	(2,685)	(54,680)
Net capital expenditures	(11,809)	(12,078)	(16,337)
Net cash used in investing activities	(82,852)	(105,861)	(84,651)
Cash flows from financing activities
Repurchase and retirement of common stock	(18,250)	(2,299)	(11,289)
Cash settlement of stock options	-	-	(2,420)
Proceeds from exercise of stock options	-	316	189
Change in outstanding checks in excess of bank balances	15,123	(19,841)	4,409
Repayments of long-term borrowings	(11,969)	(26,955)	(51,640)
Net change in short-term borrowings	(30,000)	30,000	(15,575)
Proceeds from annuity contracts	9,212	39,709	31,809
Surrenders of annuity contracts	(9,420)	(7,059)	(6,546)
Net cash provided by (used in) financing activities	(45,304)	13,871	(51,063)
Net (decrease) increase in cash and cash equivalents	(15,208)	17,730	26,813
Cash and cash equivalents
Beginning of year	89,564	71,834	45,021
End of year	$74,356	$89,564	$71,834

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

1.	Nature of Business

Triple-S Management Corporation (the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries that are subject directly or indirectly to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance), the Division of Banking and Insurance of the Office of the Lieutenant Governor of the U.S. Virgin Islands (USVI Division of Banking and Insurance), the General Superintendence of Insurance of Costa Rica, the British Virgin Islands Financial Services Commission, and the Anguilla Financial Services Commission: (1) Triple-S Salud, Inc. (TSS) and Socios Mayores en Salud Holdings, Inc. (from now on referred to as American Health or AH), managed care organizations that provide health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations; (2) Triple-S Vida, Inc. (TSV) and Atlantic Southern Insurance Company (ASICO), which are engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (3)  Triple-S Propiedad, Inc. (TSP), which is engaged in the underwriting of property and casualty insurance policies.  The Company, TSS and AH are members of the Blue Cross and Blue Shield Association (BCBSA).

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

In January 2012, we acquired a controlling interest in a health clinic in Puerto Rico, as part of our strategic initiatives.  The clinic became a member of the Mayo Clinic network on 2013.

On November 7, 2013, the Company, through its subsidiary TSV, completed the acquisition of 100% of the outstanding shares of capital stock of ASICO, a life insurance company authorized to do business in Puerto Rico, the Republic of Costa Rica, Anguilla, and British Virgin Islands.  The results of operations and financial condition of ASICO are included in the accompanying consolidated financial statements for the period following the effective date of the acquisition.

Through our subsidiary TSS, we provide services to participants of the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid).  On October 17, 2011, TSS entered into a contract with the Commonwealth of Puerto Rico (the government of Puerto Rico), effective November 1, 2011, to administer the provision of the physical health component of this program in designated service regions in Puerto Rico.  On July 1, 2013, TSS, amended its contract extending the administration of the provision of the physical health component of the Medicaid program in service regions in the Commonwealth of Puerto Rico currently administered by TSS for a 12-month period. This amendment also transferred the administration of the three remaining service regions to TSS upon completion of a transition period, which ended on October 1, 2013.  In accordance with the terms of the new contract with the government of Puerto Rico, TSS receives a monthly per-member, per-month administrative fee for its services and does not bear the insurance risk of the program.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

The Company also has two other wholly owned subsidiaries, Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TC).  ISI is mainly engaged in providing data processing services to the Company and its subsidiaries.  TC was engaged as a third-party administrator for TSS in the administration of the Medicaid business and is currently inactive.

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

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period.  Actual results could differ from those estimates.  The most significant items on the consolidated balance sheets that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the near future are the assessment of other-than-temporary impairments, allowance for doubtful receivables, deferred policy acquisition costs and value of business acquired, claim liabilities, the liability for future policy benefits, and liability for pension benefits.  As additional information becomes available (or actual amounts are determinable), the recorded estimates are revised and reflected in operating results of the period they are determined.  Although some variability is inherent in these estimates, the Company believes the amounts provided represent management’s best estimate.

Cash Equivalents
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.  Cash equivalents of $32,646 and $23,311 at December 31, 2013 and 2012, respectively, consist principally of money market funds, obligations of government‑sponsored enterprises and certificates of deposit with an initial term of less than three months.

Investments
Investment in securities at December 31, 2013 and 2012 consists mainly of obligations of government‑sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, corporate bonds, mortgage-backed securities, collateralized mortgage obligations, and equity securities.  The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Securities classified as held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity.  All other securities not included in trading or held to maturity are classified as available for sale.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

Trading and available-for-sale securities are recorded at fair value.  The fair values of debt securities (both available for sale and held to maturity investments) and equity securities are based on quoted market prices for those or similar investments at the reporting date.  Held-to-maturity debt securities are recorded at amortized cost, adjusted for the amortization or accretion of premiums and discounts, respectively.  Unrealized holding gains and losses on trading securities are included in earnings.  Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of other comprehensive income until realized.  Realized gains and losses from the sale of available-for-sale securities are included in earnings and are determined on a specific‑identification basis.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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

Premiums for the Medicare Advantage (MA) business are based on a bid contract with the Centers for Medicare and Medicaid Services (CMS) and billed in advance of the coverage period.  MA contracts provide for a risk factor to adjust premiums paid for members that represent a higher or lower risk to the Company.  Retroactive rate adjustments are made periodically based on the aggregate health status and risk scores of the Company’s MA membership.  These risk adjustments are evaluated quarterly, based on actuarial estimates.  Actual results could differ from these estimates.  As additional information becomes available, the recorded estimate is revised and reflected in operating results in the period it becomes available.

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
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

Administrative service fees include revenue from certain groups which have managed care contracts that provide for the group to be at risk for all or a portion of their claims experience.  For these groups, the Company is not at risk and only handles the administration of managed care coverage for an administrative service fee.  The Company pays claims under commercial self-funded arrangements from its own funds, and subsequently receives reimbursement from these groups.  The claims related to the administration of the Medicaid business are paid from a bank account owned and funded by the government of Puerto Rico.  Claims paid under self-funded arrangements are excluded from the claims incurred in the accompanying consolidated financial statements.  Administrative service fees under the self-funded arrangements are recognized based on the group’s membership or incurred claims for the period multiplied by an administrative fee rate plus other fees.  In addition, some of these self-funded groups purchase aggregate and/or specific stop-loss coverage.  In exchange for a premium, the group’s aggregate liability or the group’s liability on any one episode of care is capped for the year.  Premiums for the stop-loss coverage are actuarially determined based on experience and other factors and are recorded as earned over the period of the contract in proportion to the coverage provided.  This fully insured portion of premiums is included within the premiums earned, net in the accompanying consolidated statements of earnings.  The Medicaid contract with the Government of Puerto Rico contains a savings-sharing provision whereby the Government of Puerto Rico shares with TSS a portion of the medical cost savings obtained with the administration of the region served on an administrative service basis.  Any savings-sharing amount is recorded when earned as administrative service fees in the accompanying consolidated statements of earnings.

b.	Life and Accident and Health Insurance

Premiums on life insurance policies are billed in advance of their respective coverage period and the related revenue is recorded as earned when due.  Premiums on accident and health and other short‑term policies are recognized as earned primarily on a pro rata basis over the contract period.  Premiums on credit life policies are recognized as earned in proportion to the amounts of insurance in‑force.  Revenues from universal life and interest sensitive policies represent amounts assessed against policyholders, including mortality charges, surrender charges actually paid, and earned policy service fees.  The revenues for limited payment contracts are recognized over the period that benefits are provided rather than on collection of premiums.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

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

Deferred Policy Acquisition Costs and Value of Business Acquired
Certain direct costs for acquiring successful life and accident and health, and property and casualty insurance business are deferred by the Company.  Substantially all acquisition costs related to the managed care business are expensed as incurred.

In the life and accident and health business deferred acquisition costs consist of commissions and certain expenses related to the production of life, annuity, accident and health, and credit business.  In the event that future premiums, in combination with policyholder reserves and anticipated investment income, could not provide for all future maintenance and settlement expenses, the amount of deferred policy acquisition costs would be reduced to provide for such amount.  The related amortization is provided over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies.  Interest is considered in the amortization of deferred policy acquisition cost and value of business acquired.  For these contracts interest is considered at a level rate at the time of issue of each contract, 4.90% for 2013 and 2012, and 5.4% to 5.65% for 2011, and, in the case of the value of business acquired, at the time of any acquisition.  For certain other long-duration contracts, deferred amounts are amortized at historical and forecasted credited interest rates.  Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits.  The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated net realizable value.  In determining estimated net realizable value, the computations give effect to the premiums to be earned, related investment income, losses and loss-adjustment expenses, and certain other costs expected to be incurred as the premium is earned.  Costs deferred on universal life and interest sensitive products are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, expenses and surrender charges.  Estimates used are based on the Company’s experience as adjusted to provide for possible adverse deviations.  These estimates are periodically reviewed and compared with actual experience.  When it is determined that future expected experience differs significantly from that assumed, the estimates are revised for current and future issues.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

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

Software Development Costs
Costs related to software developed or obtained for internal use that is incurred in the preliminary project stage are expensed as incurred.  Once capitalization criteria are met, directly attributable development costs are capitalized and amortized over the expected useful life of the software.  Upgrade and maintenance costs are expensed as incurred.  During the year ended December 31, 2013 and 2012 the Company capitalized approximately $3,811 and $2,184 associated with the implementation of new softwares.

Long-Lived Assets
Long‑lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

Goodwill and intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the reporting unit level.  The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test.  The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If determined to be necessary, the two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).   First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

The Company performed its annual goodwill impairment analysis in the fourth quarter of year 2013 and based on the results of the test, an impairment charge for the health clinic reporting unit disclosed below was recorded.

The Company concluded that fair value was below carrying value for the health clinic reporting unit acquired in January 2012. The fair value of the health clinic reporting unit was based on the income approach.  The decline in the estimated fair value of the health clinic reporting unit results from lower projected revenue growth rates and profitability levels used to calculate the discounted cash flows. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, expected deal synergies and other expectations about the anticipated short-term and long-term operating results of the health clinic business.   The decline in the fair value of the health clinic reporting unit in the step two goodwill impairment test, resulted in an implied fair value that indicated the book value should be reduced to zero. As a result, the Company recorded a goodwill impairment charge of $2,369, and there is no remaining carrying value of the health clinic goodwill as of December 31, 2013.  The goodwill impairment charge is included within the consolidated operating expenses.

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

The Company contracts with various independent practice associations (IPAs) for certain medical care services provided to some policies subscribers.  The IPAs are compensated on a capitation basis.  In the Medicaid business and certain MA policies, a portion of the capitation payments is retained to provide for incurred but not reported losses.  At December 31, 2013 and 2012, total withholdings and capitation payable amounted to $42,298 and $32,900, respectively, which are recorded as part of the claim liabilities in the accompanying consolidated balance sheets.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

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

Future Policy Benefits
The liability for future policy benefits has been computed using the level‑premium method based on estimated future investment yield, mortality, morbidity and withdrawal experience.  The interest rate assumption ranges between 4.90% and 5.75% for all years in issue.  Mortality has been calculated principally on select and ultimate tables in common usage in the industry.  Withdrawals have been estimated principally based on industry tables, modified by Company’s experience.

Policyholder Deposits
Amounts received for annuity contracts are considered deposits and recorded as a liability along with the accrued interest and reduced for charges and withdrawals.  Interest incurred on such deposits, which amounted to $3,329, $2,894, and $2,003, during the years ended December 31, 2013, 2012, and 2011, respectively, is included within the interest expense in the accompanying consolidated statements of earnings.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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

Share‑Based Compensation
Share-based compensation is measured at the fair value of the award and recognized as an expense in the financial statements over the vesting period.  The Company recognizes compensation expense for its stock options based on estimated grant date fair value using the Black-Scholes option‑pricing model.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

Recently Issued Accounting Standards

In July 2011, the FASB issued guidance to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act.  A health insurer’s portion of the annual fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk for each applicable calendar year.  The amendments specify that the liability for the fee should be estimated and recorded in full once the entity provides qualifying health insurance in the applicable calendar year in which the fee is payable with a corresponding deferred cost that is amortized to expense using a straight-line method of allocation unless another method better allocates the fee over the calendar year that it is payable.  This guidance is effective for calendar years beginning after December 31, 2013, when the fee initially becomes effective.  We currently estimate that for 2014 such fee will represent approximately 1.5% of the managed care premiums earned, which we expect to recover a substantial amount from our customers.

On August 27, 2012 and October 1, 2012, the FASB issued guidance to make generally non-substantive technical corrections to certain codification topics, remove inconsistencies and outdated provisions, clarify the FASB’s intent and amend or delete various Securities and Exchange Commission (“SEC”) paragraphs.  In particular, the updates consist of:

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

The Company adopted this guidance in January 1, 2013; there was no significant impact on our financial position or results of operations as a result of the adoption.

On February 5, 2013 the FASB issued guidance to improve the transparency of reporting reclassifications out of accumulated other comprehensive income.  In particular, the guidance requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts.  This guidance applies to all entities that issue financial statements that are presented in conformity with GAAP and that report items of other comprehensive income.  The Company adopted this guidance in January 1, 2013; there was no significant impact on our financial position or results of operations as a result of the adoption.

On July 18, 2013, the FASB issued guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carry-forward or a tax credit carry-forward exists.  In particular, the guidance provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, with one exception.  That exception states that, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This guidance is effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2013.  We are currently evaluating the impact, if any, the adoption of this guidance will have on the financial position or results of operations.

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued that could have a material impact in the Company’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

3.	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 2013 and 2012, were as follows:

	2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$104,317	$1,854	$(380)	$105,791
U.S. Treasury securities and obligations of U.S. government instrumentalities	38,131	1,068	-	39,199
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	49,557	262	(4,814)	45,005
Municipal securities	597,297	19,328	(5,182)	611,443
Corporate bonds	146,936	9,883	(879)	155,940
Residential mortgage-backed securities	7,388	324	(9)	7,703
Collateralized mortgage obligations	87,854	3,072	(133)	90,793
Total fixed maturities	1,031,480	35,791	(11,397)	1,055,874
Equity securities
Mutual funds	187,356	53,013	(436)	239,933
Total equity securities	187,356	53,013	(436)	239,933
Total	$1,218,836	$88,804	$(11,833)	$1,295,807

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	2012
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$56,758	$4,876	$-	$61,634
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,365	1,848	-	41,213
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	63,470	2,277	(2)	65,745
Municipal securities	529,822	59,106	(165)	588,763
Corporate bonds	106,968	22,899	-	129,867
Residential mortgage-backed securities	20,009	551	(52)	20,508
Collateralized mortgage obligations	147,071	5,129	(169)	152,031
Total fixed maturities	963,463	96,686	(388)	1,059,761
Equity securities
Common stock	16	993	-	1,009
Mutual funds	185,498	23,256	(41)	208,713
Total equity securities	185,514	24,249	(41)	209,722
Total	$1,148,977	$120,935	$(429)	$1,269,483

	2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities held to maturity
Obligations of government-sponsored enterprises	$1,793	$26	$-	$1,819
U.S. Treasury securities and obligations of U.S. government instrumentalties	622	117	-	739
Residential mortgage-backed securities	346	27	-	373
Certificates of deposits	3,378	-	-	3,378
	$6,139	$170	$-	$6,309

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

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

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 and 2012 were as follows:

	2013
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities

Securites available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$46,797	$(380)	4	$-	$-	-	$46,797	$(380)	4
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	22,285	(4,814)	13	-	-	-	22,285	(4,814)	13
Municipal securities	234,594	(5,145)	51	4,646	(37)	1	239,240	(5,182)	52
Corporate bonds	45,203	(879)	19	-	-	-	45,203	(879)	19
Residential mortgage-backed securities	24	(9)	6	-	-	-	24	(9)	6
Collateralized mortgage obligations	1,106	(6)	3	9,469	(127)	3	10,575	(133)	6
Total fixed maturities	350,009	(11,233)	96	14,115	(164)	4	364,124	(11,397)	100
Equity securities
Mutual funds	25,231	(436)	7	-	-	-	25,231	(436)	7
Total equity securities	25,231	(436)	7	-	-	-	25,231	(436)	7
Total for securities available for sale	$375,240	$(11,669)	103	$14,115	$(164)	4	$389,355	$(11,833)	107

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

•	Review and evaluation of any other security based on the investee’s current financial condition, liquidity, near-term recovery prospects, implications of rating agency actions, the outlook for the business sectors in which the investee operates and other factors. This evaluation is in addition to the evaluation of those securities with a gross unrealized investment loss representing 20% or more of their cost.

•	Consideration of evidential matter, including an evaluation of factors or triggers that may or may not cause individual investments to qualify as having other-than-temporary impairments; and

•	Determination of the status of each analyzed security as other-than-temporary or not, with documentation of the rationale for the decision.

•	Equity securities are considered to be impaired when a position is in an unrealized loss for a period longer than 6 months.

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

Obligations of Government-Sponsored Enterprises, and obligations of U.S. Government instrumentalities:  The unrealized losses on the Corporation’s investments in obligations of states of the United States and political subdivisions of the states were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

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

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $22,070 and an unrealized gain of $255, (2) Cofina bonds with a fair value of $20,580 and an unrealized gain and loss of $7 and $4,476, respectively, and (3) bonds of various other Puerto Rico issuers with a fair value of $2,355 and an unrealized loss of $338.   Escrowed bonds are backed by U.S. Government securities and therefore have an implicit AA+/Aaa rating. Cofina bonds, issued by the Sales Tax Financing Corporation, are senior lien and are rated AA-/Baa1. Other Puerto Rico holdings with a total fair value of $1,552 are rated below investment grade.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

The Cofina or sales tax bonds are secured by a 7% sales tax levied on the island, of which 1.5% goes to municipalities. Of the remaining 5.5%, the larger of 3.50% or a base amount is pledged to the sales tax bonds. The percentage pledged to the sales tax bonds was increased in October 2013 from 2.75% to 3.50%. Both senior lien and subordinate sales tax bonds are outstanding; our positions are senior lien bonds. In terms of flow of funds, the 5.5% remaining revenue is first used for debt service on the senior lien bonds, then for debt service on the subordinate bonds and the excess flows into the General Fund.

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

Moody’s downgraded Cofina senior bonds to Baa1 on February 7, 2014 and maintained a negative outlook. The downgrade reflects the weak economy of the Commonwealth and constrained growth in sales tax revenues. Moody’s notes that measures have been taken to stabilize the fiscal situation, but economic recovery prospects remain weak. The current four notch rating differential between General Obligation bonds (Ba2) and Cofina Senior bonds (Baa1) reflects Moody’s view of a strong legal separation between the two credits.

The bonds of various other Puerto Rico issuers, which are mentioned above, consist of Cofina subordinate lien (A+ negative outlook, Baa2 negative outlook), General Obligation bonds insured by National Public Finance Guarantee (A stable outlook, Baa1 positive outlook), Government Development Bank notes (BB negative watch, Ba2 negative outlook) and PREPA notes (BBB negative outlook, Ba2 negative outlook).

The Corporation does not consider these positions other-than-temporarily impaired because the Corporation does not have the intent to sell these investments, and it is not more likely than not that the Corporation will be required to sell the investments before recovery of its amortized cost bases (which may be maturity); because the positions have been at an unrealized loss for a short period of time (less than 6 months); because the unrealized loss is partially due to market conditions; because most positions have an investment grade rating; and because the Corporation expects to collect all contractual cash flows.

Corporate Bonds:  The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions.  All corporate bonds with an unrealized loss have investment grade ratings and, except for one position, which has been with an unrealized loss for less than four months, have been in an unrealized loss position for less than three months.  Because the decline in estimated fair value is principally attributable to changes in interest rates; the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

Mutual Funds: As of December 31, 2013, investments in mutual funds with unrealized losses are not considered other-than-temporarily impaired because the funds have been in an unrealized loss position for less than six months.  During the year 2013, positions with a total fair market value of $8,958 were impaired by $1,042 as these funds were in an unrealized loss position for a period longer than six months.

Maturities of investment securities classified as available for sale and held to maturity at December 31, 2013 were as follows:

	Amortized	Estimated
	Cost	Fair Value

Securities available for sale
Due in one year or less	$41,131	$41,427
Due after one year through five years	281,448	286,747
Due after five years through ten years	123,269	127,366
Due after ten years	490,390	501,838
Residential mortgage-backed securities	7,388	7,703
Collateralized mortgage obligations	87,854	90,793
	$1,031,480	$1,055,874
Securities held to maturity
Due in one year or less	$3,378	$3,378
Due after five years through ten years	1,793	1,819
Due after ten years	622	739
Residential mortgage-backed securities	346	373
	$6,139	$6,309

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $5,389 and $3,857 (fair value of $4,487 and $4,053) at December 31, 2013 and 2012, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code of the Commonwealth of Puerto Rico (the Insurance Code).  Investment with an amortized cost of $511 and $500 (fair value of $511 and $500) at December 31, 2013 and 2012, respectively, was deposited with the USVI Division of Banking and Insurance.

Information regarding realized and unrealized gains and losses from investments for the years ended December 31, 2013, 2012, and 2011 is as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	2013	2012	2011

Realized gains (losses)
Fixed maturity securities
Securities available for sale
Gross gains from sales	$5,408	$1,988	$11,190
Gross losses from sales	(4,553)	(460)	(258)
Total fixed maturity securities	855	1,528	10,932
Equity securities
Trading securities:
Gross gains from sales	-	-	11,757
Gross losses from sales	-	-	(5,286)
	-	-	6,471
Securities available for sale
Gross gains from sales	5,084	4,905	3,730
Gross losses from sales	(2,310)	(1,236)	(2,279)
Gross losses from other-than-temporary impairments	(1,042)	-	(257)
	1,732	3,669	1,194
Total equity securities	1,732	3,669	7,665
Net realized gains on securities	$2,587	$5,197	$18,597

	2013	2012	2011

Changes in unrealized gains (losses)
Recognized in income
Equity securities – trading	$-	$-	$(7,267)
Recognized in accumulated other comprehensive income (loss)
Fixed maturities – available for sale	(71,904)	20,959	45,710
Equity securities – available for sale	28,369	17,967	(2,516)
	$(43,535)	$38,926	$43,194
Not recognized in the consolidated financial statements
Fixed maturities – held to maturity	$(207)	$(191)	$(241)

The deferred tax asset (liability) on unrealized gains change recognized in accumulated other comprehensive income during the years 2013, 2012, and 2011 was $6,604, $(4,548), and $(7,800), respectively.

As of December 31, 2013 and 2012 no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

4.	Net Investment Income

Interest and/or dividend income from:

	Years ended December 31
	2013	2012	2011

Fixed maturities	$37,302	$38,623	$43,388
Equity securities	8,640	6,831	3,238
Policy loans	472	466	450
Cash equivalents and interest-bearing deposits	84	115	399
Other	790	755	751
Total	$47,288	$46,790	$48,226

5.	Premium and Other Receivables, Net

Premium and other receivables, net as of December 31 were as follows:

	2013	2012

Premium	$108,963	$113,537
Self-funded group receivables	55,598	64,359
FEHBP	11,804	11,707
Agent balances	27,655	34,261
Accrued interest	11,879	11,409
Reinsurance recoverable	46,116	52,063
Other	34,473	29,290
	296,488	316,626
Less allowance for doubtful receivables:
Premium	14,403	14,416
Others	7,146	10,013
	21,549	24,429
Premium and other receivables, net	$274,939	$292,197

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

The movement of deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31, 2013, 2012, and 2011 is summarized as follows:

	DPAC	VOBA	Total

Balance, December 31, 2010	$100,875	$45,211	$146,086
Additions	53,843	-	53,843
VOBA interest at an average rate of 5.4%	-	2,441	2,441
Amortization	(39,378)	(7,204)	(46,582)
Net change	14,465	(4,763)	9,702
Balance, December 31, 2011	115,340	40,448	155,788

Additions	55,928	-	55,928
VOBA interest at an average rate of 5.24%	-	2,184	2,184
Amortization	(38,739)	(6,504)	(45,243)
Net change	17,189	(4,320)	12,869
Balance, December 31, 2012	$132,529	$36,128	$168,657

Additions	48,137	4,499	52,636
VOBA interest at an average rate of 5.24%	-	1,951	1,951
Amortization	(39,738)	(6,217)	(45,955)
Net change	8,399	233	8,632
Balance, December 31, 2013	$140,928	$36,361	$177,289

The VOBA addition in 2013 is related to the ASICO acquisition.  The amortization expense of the deferred policy acquisition costs and value of business acquired is included within the operating expenses in the accompanying consolidated statement of earnings.

The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2014	$4,664
2015	3,605
2016	3,152
2017	2,811
2018	2,806

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

7.	Property and Equipment, Net

Property and equipment, net as of December 31 are composed of the following:

	2013	2012

Land	$10,976	$10,265
Buildings and leasehold improvements	60,459	58,168
Office furniture and equipment	18,681	19,057
Computer equipment and software	112,679	106,842
Automobiles	835	505
	203,630	194,837
Less accumulated depreciation and amortization	114,544	102,414
Property and equipment, net	$89,086	$92,423

8.	Intangible Asset

Intangible assets, included within other assets, at December 31, 2013 and 2012 consist of:

	2013	2012

Trade name	$5,529	$5,529
Membership base	41,188	41,188
Provider networks	2,808	2,808
Other	3,480	3,509
	53,005	53,034
Accumulated amortization	34,741	26,103
Intangible assets, net	$18,264	$26,931

Trade name and provider networks are amortized over the expected life of 3 and 5 years, respectively.  Membership base is amortized over the expected life between 1 and 13 years, or using determined percentages, ranging from 25% to 30%.

Amortization expense recorded for the years ended December 31, 2013, 2012, and 2011 amounted to $8,638, $10,443, and $9,251, respectively.

Estimated amortization expense for the following five years is as follows:

Year ending December 31:
2014	$6,820
2015	3,411
2016	2,292
2017	1,757
2018	1,538

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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

The following table summarizes fair value measurements by level at December 31, 2013 and 2012 for assets measured at fair value on a recurring basis:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	2013
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$105,791	$-	$105,791
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,199	-	-	39,199
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	45,005	-	45,005
Municipal securities	-	611,443	-	611,443
Corporate Bonds	-	155,940	-	155,940
Residential agency mortgage-backed securities	-	7,703	-	7,703
Collaterized mortgage obligations	-	90,793	-	90,793
Total fixed maturities	39,199	1,016,675	-	1,055,874

Equity securities
Mutual funds	158,281	63,742	17,910	239,933
Total equity securities	158,281	63,742	17,910	239,933
	$197,480	$1,080,417	$17,910	$1,295,807

	2012
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$61,634	$-	$61,634
U.S. Treasury securities and obligations of U.S. government instrumentalities	41,213	-	-	41,213
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	65,745	-	65,745
Municipal securities	-	588,763	-	588,763
Corporate Bonds	-	129,867	-	129,867
Residential agency mortgage-backed securities	-	20,508	-	20,508
Collaterized mortgage obligations	-	152,031	-	152,031
Total fixed maturities	41,213	1,018,548	-	1,059,761

Equity securities
Common stocks	1,009	-	-	1,009
Mutual funds	134,398	61,493	12,822	208,713
Total equity securities	135,407	61,493	12,822	209,722
	$176,620	$1,080,041	$12,822	$1,269,483

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

The fair value of fixed maturity and equity securities included in the Level 2 category were based on market values obtained from independent pricing services, which utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and when available loan performance data.  Because many fixed income securities do not trade on a daily basis, the models used by independent pricing service providers to prepare evaluations apply available information, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.  For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available.  The independent pricing service providers monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants. The fair value of the private equity funds included in the Level 3 category was based on the net asset value (NAV) which is affected by the changes in the fair market value of the investments held in the funds.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the years ended December 31, 2013 and 2012.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012 is as follows:

Level 3

Ending balance December 31, 2011	$7,094
Unrealized in other accumulated comprehensive income	1,974
Purchases	4,824
Transfers in and/or out of Level 3	(1,070)
Ending balance December 31, 2012	$12,822
Realized gains	$192
Unrealized in other accumulated comprehensive income	2,756
Purchases	2,439
Sales	(299)
Ending balance December 31, 2013	$17,910

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
December 31, 2013, 2012 and 2011
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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at December 31, 2013 and 2012 are as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,705	$-	$6,705	$-	$6,705

Liabilities:
Policyholder deposits	$115,923	$-	$115,923	$-	$115,923
Long-term borrowings:
Loans payable to bank - variable	16,107	-	16,107	-	16,107
Loans payable to bank - fixed	13,195	-	13,195	-	13,195
6.6% senior unsecured notes payable	35,000	-	33,775	-	33,775
Repurchase agreement	25,000	-	25,638	-	25,638
Total long-term borrowings	89,302	-	88,715	-	88,715
Total liabilities	$205,225	$-	$204,638	$-	$204,638

	2012
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,161	$-	$6,161	$-	$6,161

Liabilities:
Policyholder deposits	$111,692	$-	$111,692	$-	$111,692
Long-term borrowings:
Loans payable to bank - variable	17,747	-	17,747	-	17,747
Loans payable to bank - fixed	13,524	-	13,524	-	13,524
6.6% senior unsecured notes payable	35,000	-	34,213	-	34,213
6.7% senior unsecured notes payable	10,000	-	9,950	-	9,950
Repurchase agreement	25,000	-	25,937	-	25,937
Total long-term borrowings	101,271	-	101,371	-	101,371
Total liabilities	$212,963	$-	$213,063	$-	$213,063

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

10.	Claim Liabilities

The activity in claim liabilities during 2013, 2012, and 2011 is as follows:

	2013	2012	2011

Claim liabilities at beginning of year	$416,918	$391,259	$360,210
Reinsurance recoverable on claim liabilities	(39,051)	(37,234)	(31,449)
Net claim liabilities at beginning of year	377,867	354,025	328,761
Claim liabilities acquired from business acquisitions	1,048	-	43,047
Claims incurred
Current period insured events	1,832,414	1,900,053	1,703,194
Prior period insured events	(19,203)	(2,978)	(2,507)
Total	1,813,211	1,897,075	1,700,687
Payments of losses and loss-adjustment expenses
Current period insured events	1,507,302	1,579,970	1,360,806
Prior period insured events	301,960	293,263	357,664
Total	1,809,262	1,873,233	1,718,470
Net claim liabilities at end of year	382,864	377,867	354,025
Reinsurance recoverable on claim liabilities	37,557	39,051	37,234
Claim liabilities at end of year	$420,421	$416,918	$391,259

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credits in the claims incurred and loss-adjustment expenses for prior period insured events for 2013, 2012 and 2011 are due primarily to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $22,990, $22,784, and $15,567 that is included within the consolidated claims incurred during the years ended December 31, 2013, 2012 and 2011, respectively.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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

The contract with OPM allows for the payment to the Company of service fees as negotiated between TSS and OPM.  Service fees, which are included within the other income, net in the accompanying consolidated statements of earnings, for each of the years in the three-year period ended December 31, 2013 amounted to $1,204, $1,117, and $1,038, respectively.

The Company also has funds available related to the FEHBP amounting to $31,326 and $41,723  as of December 31, 2013 and 2012, respectively and are included within the cash and cash equivalents in the accompanying consolidated balance sheets.  Such funds must only be used to cover health benefits charges, administrative expenses and service charges required by the FEHBP.

A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations.  Accordingly, such reserve is not reflected in the consolidated balance sheets.  The balance of such reserve as of December 31, 2013 and 2012 was $31,328 and $25,826, respectively.  The Company received $634, $3,463, and $5,305, of payments made from the contingency reserve fund of OPM during 2013, 2012, and 2011, respectively.

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

Short-term borrowings represent securities sold under agreements to repurchase.  There were no outstanding short-term borrowings at December 31, 2013.  The agreements outstanding at December 31, 2012 amounting to $30,000 matured in January 2, 2013 and accrued interest at fixed rate between 0.45% and 0.60%.  The average outstanding short-term borrowings for the years ended December 31, 2013, 2012 and 2011 amounted to $8,971, $12,199 and $11,634, respectively.  The weighted average interest rate for short-term borrowings for the years ended December 31, 2013, 2012 and 2011 amounted to 0.47%, 0.47% and 0.36%, respectively.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

13.	Long-Term Borrowings

A summary of the borrowings entered by the Company at December 31, 2013 and 2012 is as follows:

	2013	2012

Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$35,000	$35,000
Senior unsecured notes payable of $35,000 issued on January 2006; due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	-	10,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.25% and 1.36% at December 31, 2013,and 2012, respectively).	16,107	17,747
Repurchase agreement of $25,000 entered on November 2010, due November 2015. Interest is payable quarterly at a fixed rate of 1.96%.	25,000	25,000
Secured loan payable of $14,138, payable in 35 monthly installments of $81 of principal and interest at a fixed rate of 4.75% and a last payment of $12,931 due on December 2014.	13,195	13,524

Total borrowings	$89,302	$101,271

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

Aggregate maturities of the Company’s borrowings as of December 31, 2013 are summarized as follows:

Year ending December 31
2014	$14,835
2015	26,640
2016	1,640
2017	1,640
2018	1,640
Thereafter	42,907
$89,302

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company.  The Company’s senior unsecured notes contain certain non-financial covenants with which the Company has complied with at December 31, 2013.  During 2012, we repaid $25,000 of the principal of the 6.70% senior unsecured note.  During 2013 we repaid the remaining $10,000 of the principal of the 6.70% senior unsecured note.

Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note.  Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2013 and 2012 amounted to $157 and $225, respectively and are included within other assets in the accompanying consolidated balance sheets.

The secured loan payable with original principal balance of $41,000 is guaranteed by a first position held by the bank on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the loan under a continuing general security agreement.  This secured loan contains certain non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.

The secured loan payable with original principal balance $14,138 is guaranteed by a first mortgage held by the bank on the health clinic’s premises (land and building) and all of the health clinic's assets as collateral for the term of the loan under a continuing general security agreement.  This secured loan contains certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. During 2013, the Corporation entered into an agreement with the banking institution whereby it pledged a deposit of $974 to guarantee the monthly payments and subordinated the intercompany advances made to the clinic. This deposit account is included within other assets in the accompanying consolidated balance sheets.

The repurchase agreement has pledged as collateral investment securities available for sale with fair value of $27,915 (face value of $27,835) and $28,051 (face value of $27,835) as of December 31, 2013 and 2012, respectively.  The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on the accompanying consolidated balance sheets.

Interest expense on the above borrowings amounted to $4,106, $5,554, and $7,078, for the years ended December 31, 2013, 2012, and 2011, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

14.	Agency Contract and Expense Reimbursement

On March 1, 2009, the Centers for Medicare and Medicaid Services (CMS) awarded to First Coast Service Options (FCSO), a non-affiliated third party organization based in Jacksonville, Florida, the Medicare Administrative Contract (MAC) for Jurisdiction 9 (Florida, Puerto Rico and the U.S. Virgin Islands).  FCSO proposed TSS as a subcontractor in MAC Jurisdiction 9 to perform certain provider customer service functions, subject to terms and conditions negotiated between FSCO and TSS.  Pursuant to this, TSS billed reimbursements of expenses of $2,663, $2,982 and $3,008 for performing the customer service functions during the years ended December 31, 2013, 2012 and 2011, respectively.

The operating expense reimbursements in connection with processing Medicare claims have been audited through 2009 by federal government representatives.  Management is of the opinion that no significant adjustments will be made affecting cost reimbursements through December 31, 2013.

15.	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

	Premiums Earned			Claims Incurred(1)
	2013	2012	2011	2013	2012	2011

Gross	$2,281,697	$2,335,942	$2,135,417	$1,841,695	$1,928,191	$1,729,192
Ceded	(78,662)	(82,588)	(80,949)	(28,484)	(31,116)	(28,505)
Net	$2,203,035	$2,253,354	$2,054,468	$1,813,211	$1,897,075	$1,700,687

(1)	The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $22,990, $22,784, and $15,567 that is included within the consolidated claims incurred during the years ended December 31, 2013, 2012 and 2011, respectively.

TSS, TSP and TSV, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company.  Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders.  In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts.  During 2013, 2012 and 2011 TSP placed 12.54%, 11.47%, and 11.02% of its reinsurance business with one reinsurance company.

TSS has two excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties.  Reinsurance contracts are primarily for periods of one year, and are subject to modifications and negotiations in each renewal date.  Premiums ceded under these contracts amounted to $10,930, $11,119, and $12,103 in 2013, 2012 and 2011, respectively.  Claims ceded amounted to $9,745, $8,303, and $9,004 in 2013, 2012 and 2011, respectively.  Principal reinsurance agreements are as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

•	Organ transplant excess of loss treaty covering 100% of the claims up to a maximum of $1,000 per person, per life.

•	Routine medical care excess of loss treaty covering 75% of claims from the amount of $100 and up to a maximum of $900 per covered person, per contract year.

TSP has a number of pro rata and excess of loss reinsurance treaties whereby the subsidiary retains for its own account all loss payments for each occurrence that does not exceed the stated amount in the agreements and a catastrophe cover, whereby it protects itself from a loss or disaster of a catastrophic nature.  Under these treaties, TSP ceded premiums of $57,643, $63,515, and $63,013, in 2013, 2012, and 2011, respectively.

Reinsurance cessions are made on excess of loss and on a proportional basis.  Principal reinsurance agreements are as follows:

•	Property quota share treaty covering for a maximum of $20,000 for any one risk. Under this treaty 37% of the risk is ceded to reinsurers. The remaining exposure is covered by a property per risk excess of loss treaty that provides reinsurance in excess of $500 up to a maximum of $12,600, or the remaining 63% for any one risk. In addition, TSP has an additional property catastrophe excess of loss contract that provides protection for losses in excess of $8,000 resulting from any catastrophe, subject to a maximum loss of $15,000.

•	Personal property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $60,000.

•	Commercial property catastrophe excess of loss. This treaty provides protection for losses in excess of $10,000 resulting from any catastrophe, subject to a maximum loss of $135,000.

•	Property catastrophe excess of loss. This treaty provides protection in excess of $60,000 and $135,000 with respect to personal and commercial lines, respectively, resulting from any catastrophe, subject to a maximum loss of $185,000 in respect of the ceded portion of the Commercial Lines Quota Share.

•	Personal lines quota share. This treaty provides protection of 1.0% on all ground‑up losses, subject to a limit of $1,000 for any one risk.

•	Reinstatement premium protection. This treaty provides a maximum limit of approximately $3,300 for personal lines and $11,000 in commercial lines to cover the necessity of reinstating the catastrophe program in the event it is activated.

•	Casualty excess of loss treaty. This treaty provides reinsurance for losses in excess of $225 up to a maximum of $12,000.

•	Medical malpractice excess of loss. This treaty provides reinsurance in excess of $150 up to a maximum of $1,500 per incident.

•	Builders’ risk quota share and first surplus covering contractors’ risk. This treaty provides protection on a 20/80 quota share basis for the initial $2,500 and a first surplus of $12,500 for a maximum of $14,500 for any one risk.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

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

The ceded unearned reinsurance premiums on TSP arising from these reinsurance transactions amounted to $14,009 and $15,224 at December 31, 2013 and 2012, respectively, and are reported as other assets in the accompanying consolidated balance sheets.

TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $8,874, $7,954, and $5,833, in 2013, 2012, and 2011, respectively. Principal reinsurance agreements are as follows:

•	Group life insurance facultative agreement, reinsuring risk in excess of $25 of certain group life policies and a combined pro rata and excess of loss agreement effective July 1, 2008, reinsuring 50% of the risk up to $200 and ceding the excess.

•	Facultative pro rata agreements for the long‑term disability insurance, reinsuring 65% of the risk.

•	Accidental death catastrophic reinsurance covering each and every accident arising out of one event or occurrence resulting in the death or dismemberment of five or more persons. The retention for each event is $250 with a maximum of $1,000 for each event and $2,000 per year.

•	Several reinsurance agreements, mostly on an excess of loss basis up to a maximum retention of $50. For certain new life products that have been issued after 1999, the retention limit is $175.

16.	Income Taxes

Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. The Company and its subsidiaries are subject to Puerto Rico income taxes. The Company’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of December 31, 2013, tax years 2009 through 2013 of the Company and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

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

The Company, through one of its Managed Care corporations, has a branch in the United States Virgin Islands that is subject to a 5% premium tax on policies underwritten therein. As a qualified foreign insurance company, the Company is subject to income taxes in the U.S. Virgin Islands, which has implemented a mirror tax law based on the U.S. Tax Code. The operations of the U.S. Virgin Islands had certain net operating losses for U.S. Virgin Islands tax purposes for which a valuation allowance has been recorded.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

The Life Insurance corporation operates as a qualified domestic life insurance company and is subject to the alternative minimum tax and taxes on its capital gains.

Federal income taxes recognized by the Company’s insurance subsidiaries amounted to approximately $790, $820, and $120, in 2013, 2012, and 2011, respectively.

All other corporations within the group are subject to Puerto Rico income taxes as a regular corporation, as defined in the P.R. Internal Revenue Code, as amended.  The holding company within the AH group of companies is a U.S.-based corporation and is subject to U.S. federal income taxes.  This U.S-based corporation within our group has not provided U.S. deferred taxes on an outside basis difference created as a result of the business combination of AH and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.  The total outside basis difference at December 31, 2013 and 2012 is estimated at $56,000 and $48,000, respectively.  We do not intend to repatriate earnings to fund U.S. and Puerto Rico operations nor do any transaction that would cause a reversal of that outside basis difference.  Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability if such outside basis difference was reversed.

In 2010, the government of Puerto Rico adopted a comprehensive tax reform in two phases.  The first phase of the tax reform was enacted in the last quarter of 2010 and was mostly related to reducing the income tax burden to individuals.  In 2010 only, corporations received an income tax credit amounting to 7% of the tax determined, defined as the tax liability less certain credits. The second phase of the reform, which was approved on January 31, 2011, provided for the reduction of the maximum corporate income tax rate from 40.95% to approximately 30%, and added several tax credits and deductions, among other tax reliefs and changes.  One of the companies acquired in the AH transaction elected to continue filing its tax returns at the 39% statutory tax rate, following the previous Puerto Rico tax code. This selection was made according the provisions of the newly enacted Puerto Rico tax code in order to maximize the use of net operating losses carryforward.

On June 30, 2013 the Governor of Puerto Rico signed into law Puerto Rico’s Act No.40, known as the “Tax Burden Adjustment and Redistribution Act’’ and other Acts, which among other things, increased the maximum corporate income tax rate from 30% to 39%.  This tax rate applies to fiscal years starting after December 31, 2012. These new laws also include some amendments to the computations of the corporate alternative minimum tax, including the consideration of an additional tax on gross receipts. In addition, the law established a premium tax of 1% on premiums earned after June 30, 2013, except for annuity deposits, and premiums derived from Medicare Advantage or Medicaid programs.

On October 14, 2013, the Governor of Puerto Rico signed into law Act No.117 providing additional changes and transitional provisions in connection with Act 40 and clarifies that gross income does not include dividends received from a 100% controlled domestic subsidiary and income attributable to a trade of business outside of Puerto Rico.

Additionally, pursuant to provisions of the Puerto Rico Insurance Code and Regulations, TSP is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association).  As a participant, TSP shares the risk, proportionately with other members, based on a formula established by the Puerto Rico Insurance Code, of the results and financial condition of the Association, and accordingly, may be subject to assessments to cover obligations of the Association or may receive distributions of good experience refunds.  On July 15, 2013, the Governor of Puerto Rico signed into law Act No. 60, which authorized the Association to declare during the year 2013 an extraordinary dividend to its members up to $200,000 subject to the payment of a special tax rate of 50%.  During the year ended December 31, 2013, TSP received from the Association a special distribution of $12,811, net of $12,811 of tax, which is included as other income in the accompanying consolidated statements of earnings.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	2013	2012	2011

Income before taxes	$57,787	$66,372	$78,500
Statutory tax rate	39.00%	30.00%	30.00%

Income tax expense at statutory rate	22,537	19,912	23,550
Increase (decrease) in taxes resulting from Exempt interest income	(5,850)	(6,079)	(7,468)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(3,819)	(3,155)	(4,592)
Effect of using earnings under statutory accounting principles instead of GAAP for TSS and TSP	123	417	(37)
Effect of taxing capital gains at a preferential rate	(708)	(224)	(483)
Effect of using the 1994 tax code instead of the 2011 tax code	-	380	1,409
Dividends received deduction	202	(3)	(68)
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	(8,285)	-	6,450
Other adjustments to deferred tax assets and liabilities	279	286	(264)
Effect of extraordinary dividend distribution from the Association - reported net of taxes in other income	(4,996)	-	-
Tax credit benefit	72	(1,445)	(865)
Other permanent disallowances, net:
Disallowance of expenses related to exempt interest income	40	228	474
Disallowed dividend received deduction	2,502	1,028	1,298
Disallowed interest expense	21	118	193
Other	794	658	(66)
Total other permanent differences	3,357	2,032	1,899
Other adjustments	(631)	351	933
Total Income Tax Expense	$2,281	$12,472	$20,464

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2013 and 2012 of the Company and its subsidiaries is composed of the following:

	2013	2012

Deferred tax assets
Allowance for doubtful receivables	$7,419	$6,669
Liability for pension benefits	19,242	24,616
Employee benefits plan	3,290	816
Postretirement benefits	54	962
Deferred compensation	2,062	1,288
Accumulated depreciation	376	594
Impairment loss on investments	563	363
Contingency reserves	-	156
Share-based compensation	2,461	1,055
Alternative minimum income tax credit	1,990	1,725
Purchased tax credits	10,193	883
Net operating loss	7,007	5,306
Unrealized loss on securities available for sale	129	-
Gross deferred tax assets	54,786	44,433
Less: Valuation allowance	(2,984)	-
Deferred tax assets	51,802	44,433
Deferred tax liabilities
Deferred policy acquisition costs	(3,691)	(5,315)
Catastrophe loss reserve trust fund	(6,949)	(6,782)
Unrealized gain upon acquisition	(118)	(174)
Unrealized gain on securities available for sale	(10,531)	(17,006)
Unamortized bond issue costs	(61)	(54)
Intangible asset	(6,179)	(6,667)
Accumulated depreciation	(10,687)	(7,568)
Other	(850)	(253)
Gross deferred tax liabilities	(39,066)	(43,819)
Net deferred tax asset	$12,736	$614

The net deferred tax asset shown in the table above at December 31, 2013 and 2012 is reflected in the consolidated balance sheets as $33,519 and $33,548, respectively, in deferred tax assets and $20,783 and $32,934, in deferred tax liabilities, respectively, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Company.

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

The Company’s U.S. Virgin Islands operations are in cumulative loss position for two year period ended December 31, 2013. For purposes of assessing the realization of the deferred tax assets, this taxable loss position is considered significant negative evidence and has caused management to conclude that it is more likely than not that the Company will not able to realize the associated deferred tax asset in the future. At December 31, 2013 the Company recorded a valuation allowance of $2,984 on the deferred tax assets of its U.S. Virgin Islands operations.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

At December 31, 2013, the Company has operating loss carry-forwards for income tax purposes of approximately $10,873, which were mostly acquired with AH and that are available to offset future taxable income for up to December 2023.

17.	Pension Plans

Noncontributory Defined‑Benefit Pension Plan

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

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2013 and 2012, accordingly:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	2013	2012

Change in benefit obligation
Benefit obligation at beginning of year	$177,334	$152,561
Service cost	4,254	5,525
Interest cost	7,915	7,543
Benefit payments	(4,393)	(6,525)
Actuarial (gain) loss	(21,623)	18,230
Benefit obligation at end of year	$163,487	$177,334
Accumulated benefit obligation at end of year	$132,076	$139,675
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$101,754	$81,505
Actual return on assets	11,866	12,539
Employer contributions	7,500	14,235
Benefit payments	(4,393)	(6,525)
Fair value of plan assets at end of year	$116,727	$101,754
Funded status at end of year	$(46,760)	$(75,580)
Amounts in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost
Development of prior service credit
Balance at beginning of year	$(3,573)	$(4,023)
Amortization	450	450
Net prior service credit	(3,123)	(3,573)
Development of actuarial loss
Balance at beginning of year	84,285	78,433
Amortization	(7,308)	(6,135)
(Gain)/Loss arising during the year	(26,730)	11,987
Actuarial net loss	50,247	84,285
Sum of deferrals	$47,124	$80,712
Net amount recognized	$364	$5,132

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

The following assumptions were used on a weighted average basis to determine benefits obligations of the plan as of December 31, 2013 and 2012.

	2013	2012

Discount rate	5.25%	4.50%
Rate of compensation increase	Graded; 3.50%	Graded; 3.50%
	to 8.00%	to 8.00%

The assumed discount rate of 5.25% at December 31, 2013 reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. The Company determined the discount rate based on a range of factors, including a yield curve comprised of the rates of return on high-quality, fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations.

The amounts recognized in the balance sheets as of December 31, 2013 and 2012 consist of the following:

	2013	2012

Pension liability	$46,760	$75,580
Accumulated other comprehensive loss, net of a deferred tax of $15,016 and $24,214 in 2013 and 2012, respectively	32,107	56,498

The components of net periodic benefit cost for 2013, 2012, and 2011 were as follows:

	2013	2012	2011

Components of net periodic benefit cost
Service cost	$4,254	$5,525	$5,781
Interest cost	7,915	7,543	6,681
Expected return on plan assets	(6,758)	(6,298)	(5,221)
Prior service benefit	(450)	(450)	(450)
Actuarial loss	7,308	6,135	3,326
Net periodic benefit cost	$12,269	$12,455	$10,117

Net periodic benefit cost may include settlement charges as a result of retirees selecting lump-sum distributions. Settlement charges may increase in the future if the number of eligible participants deciding to receive distributions and the amount of their benefits increases.  There were no settlement charges during the years ended December 31, 2013, 2012 and 2011.

The estimated net loss and prior service benefit that will be amortized from accumulated other comprehensive loss into net periodic pension benefits cost during the next twelve months is as follows:

Prior service cost	$(450)
Actuarial loss	4,296

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

The following assumptions were used on a weighted average basis in computing the periodic benefit cost for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011

Discount rate	4.50%	5.00%	6.00%
Expected return on plan assets	7.00%	7.25%	7.75%
Rate of compensation increase	Graded; 3.50%	Graded; 3.50%	Graded; 3.50%
	to 8.00%	to 8.00%	to 8.00%

The basis of the overall expected long-term rate of return on assets assumption is a forward-looking approach based on the current long-term capital market outlook assumptions of the assets categories in which the trust invests and the trust’s target asset allocation. At December 31, 2013, the assumed target asset allocation for the program is: 44% to 56% in equity securities, 34% to 46% in debt securities, and 6% to 14% in other securities. Using a mean-variance model to project returns over a 30-year horizon under the target asset allocation, the 35% to 65% percentile range of annual rates of return is 6.2% to 7.8%. The Company selected a rate from within this range of 7.00% and 7.25% for 2013 and 2012, respectively, which reflects the Company’s best estimate for this assumption based on the data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.10% reduction for other administrative expenses charged to the trust.

Plan Assets
Plan assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For level inputs and input definition, see note 9.

The following table summarizes fair value measurements by level at December 31, 2013 and 2012 for assets measured at fair value on a recurring basis:

	2013
	Level 1	Level 2	Level 3	Total

Government obligations	$2,151	$5,329	$67	$7,547
Corporate obligations	-	5,289	2	5,291
Partnership/Joint venture	-	-	1,631	1,631
Limited Liability Corporations	-	6,400	-	6,400
Real estate	-	-	4,523	4,523
Registered investments	9,415	22,559	-	31,974
Common/Collective trusts	-	42,591	-	42,591
Hedge funds	-	7,765	-	7,765
Common stocks	8,492	-	-	8,492
Preferred stocks	202	-	-	202
Forward foreign currency contracts	4	-	-	4
Interest-bearing cash	541	-	-	541
Derivatives	(1)	8	-	7
	$20,804	$89,941	$6,223	$116,968

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	2012
	Level 1	Level 2	Level 3	Total

Government obligations	$1,791	$2,724	$69	$4,584
Corporate obligations	-	4,394	-	4,394
Partnership/Joint venture	-	947	1,430	2,377
Limited Liability Corporations	-	2,622	-	2,622
Real estate	-	-	3,954	3,954
Registered investments	14,205	18,647	-	32,852
Common/Collective trusts	-	39,732	-	39,732
Hedge funds	-	1,926	1,874	3,800
Common stocks	6,620	-	-	6,620
Preferred stocks	207	39	-	246
Interest-bearing cash	414	-	-	414
Derivatives	-	(2)	-	(2)
	$23,237	$71,029	$7,327	$101,593

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013 and 2012 is as follows:

			Partnership/
	Government	Corporate	Joint	Real	Hedge
	Obligations	Obligations	Venture	Estate	Funds	Total

Beginning balance at December 31, 2011	$297	$204	$1,134	$2,961	$1,455	$6,051
Actual return on program assets:
Relating to assets still held at the reporting date	24	5	73	377	293	772
Relating to assets sold during the period	19	(7)	-	(1)	-	11
Purchases, issuances, and settlements	(141)	(101)	224	616	126	724
Transfer in and/or out	(130)	(101)	-	-	-	(231)
Ending balance at December 31, 2012	69	-	1,431	3,953	1,874	7,327

Actual return on program assets:
Relating to assets still held at the reporting date	(6)	(18)	87	552	206	821
Relating to assets sold during the period	-	-	-	42	359	401
Purchases, issuances, and settlements	4	20	113	(24)	(954)	(841)
Transfer in and/or out	-	-	-	-	(1,485)	(1,485)
Ending balance at December 31, 2013	$67	$2	$1,631	$4,523	$-	$6,223

The Company’s plan assets are invested in the National Retirement Trust. The National Retirement Trust was formed to provide financial and legal resources to help members of the BCBSA offer retirement benefits to their employees.

The investment program for the National Retirement Trust is based on the precepts of capital market theory that are generally accepted and followed by institutional investors, who by definition are long‑term oriented investors. This philosophy holds that:

•	Increasing risk is rewarded with compensating returns over time, and therefore, prudent risk taking is justifiable for long-term investors.

•	Risk can be controlled through diversification of asset classes and investment approaches, as well as diversification of individual securities.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

•	Risk is reduced by time, and over time the relative performance of different asset classes is reasonably consistent. Over the long-term, equity investments have provided and should continue to provide superior returns over other security types. Fixed-income securities can dampen volatility and provide liquidity in periods of depressed economic activity. Lengthening duration of fixed income securities may reduce surplus volatility.

•	The strategic or long-term allocation of assets among various asset classes is an important driver of long‑term returns.

•	Relative performance of various asset classes is unpredictable in the short‑term and attempts to shift tactically between asset classes are unlikely to be rewarded.

Investments will be made for the sole interest of the participants and beneficiaries of the programs participating in the National Retirement Trust. Accordingly, the assets of the National Retirement Trust shall be invested in accordance with these objectives:

•	To ensure assets are available to meet current and future obligations of the participating programs when due.

•	To invest assets with consideration of the liability characteristics in order to better align assets and liabilities.

•	To earn the maximum return that can be realistically achieved in the markets over the long‑term at a specified and controlled level of risk in order to minimize future contributions.

•	To invest the assets with the care, skill, and diligence that a prudent person acting in a like capacity would undertake. In the process, the Administration of the Trust has the objective of controlling the costs involved with administering and managing the investments of the National Retirement Trust.

Cash Flows

The Company expects to contribute $8,000 to its pension program in 2014.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31
2014	$7,634
2015	7,857
2016	9,088
2017	9,730
2018	10,966
2019 – 2023	62,189

Noncontributory Supplemental Pension Plan
In addition, the Company sponsors a noncontributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits.  At December 31, 2013 and 2012, the Company has recorded a pension liability of $7,937 and $6,439, respectively.  The charge to accumulated other comprehensive loss related to the noncontributory pension plan at December 31, 2013 and 2012 amounted to $1,348 and $939, respectively, net of a deferred tax asset of $866 and $402, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

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

The interest earning assets in this fund, which amounted to $40,127 and $39,059 as of December 31, 2013 and 2012, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

TSP is required to contribute to the trust fund, if needed or necessary, on or before January 31 of the following year. Contributions are determined by a rate determined or established by the Commissioner of Insurance for the catastrophe policies written in that year. No contribution was required for 2013 and 2012 since the level of the catastrophe reserve exceeds 8% of the catastrophe exposure.  Additions in 2011, amounting to $720, were determined by applying a rate of 1% to catastrophe premiums written.

The amount in the trust fund may be withdrawn or released in the case that TSP ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.

Retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2013 and 2012 amounted to $39,463 and $38,649, respectively.

19.	Stockholders’ Equity

a.	Common Stock

On December 8, 2008, the Company converted 7 million issued and outstanding Class A shares into Class B shares, in conjunction with the expiration of the lockup agreements signed by holders of Class A shares at the time of the Company’s initial public offering.

For a period of five years after the completion of the Initial Public Offering (IPO) on December 7, 2007, subject to the extension or shortening under certain circumstances, each holder of Class B common stock will benefit from anti-dilution protections provided in the Company’s amended and restated certificate of incorporation.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

On May 16, 2013, the Company, in connection with a registered underwritten secondary public offering of its Class B common stock (the Offering), entered into an underwriting agreement (the Underwriting Agreement) with certain shareholders of the Corporation (the Selling Shareholders), pursuant to which the Selling Shareholders sold to the underwriters an aggregate of 6,210,423 shares (the Shares) of Class B common stock at a price of $18.25 per share.  The Shares included 810,055 shares of Class B common stock purchased pursuant to the over-allotment option granted to the Underwriters pursuant to the Underwriting Agreement.

b.	Stock Repurchase Program

On September 2010, the Company’s Board approved a repurchase program (“2010 stock repurchase program”) of its common stock amounting to $30,000.  Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  On March 23, 2013, we discontinued our 2010 stock repurchase program.  During 2012, the Company repurchased and retired 136,222 shares at an average per share price of $16.88, for an aggregate cost of $2,299.  During 2011, the Company repurchased and retired 653,399 shares at an average per share price of $17.28, for an aggregate cost of $11,289.  During 2010, the Company repurchased and retired 352,791 shares at an average per share price of $17.67, for an aggregate cost of $6,235.

On March 6, 2013, the Company’s Board authorized the repurchase of up to $30,000 of Class B shares concurrent with the conversion of 7 million Class A shares into Class B shares and the public offering of a substantial majority of such convertible shares. As part of the Offering, on May 17, 2013, the Company repurchased and retired 1,000,000 shares at a price of $18.25 per share.

In July 2013 the Company’s Board of Directors authorized a $12,000 repurchase program of its Class B common stock.

c.	Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2013 and 2012, there are no issued and outstanding preferred shares.

d.	Liquidity Requirements

As members of the BCBSA, the Company, TSS, and AH are required by membership standards of the association to maintain liquidity as defined by BCBSA. That is, to maintain net worth exceeding the Company Action Level as defined in the National Association of Insurance Commissioners’ (NAIC) Risk-Based Capital for Insurers Model Act. The companies are in compliance with this requirement.

e.	Dividends

As a holding company, the Company’s most significant assets are the common shares of its subsidiaries.  The principal sources of funds available to the Company are rental income and dividends from its subsidiaries, which are used to fund our debt service and operating expenses.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

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

The accumulated earnings of TSS, AH, TSV, and TSP are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Under Puerto Rico insurance regulations, the regulated subsidiaries are permitted, without requesting prior regulatory approval, to pay dividends as long as the aggregated amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains).  Regulated subsidiaries will be permitted to pay dividends in excess of the lesser of such two amounts only if notice of its intent to declare such a dividend and the amount thereof is filed with the Commissioner of Insurance and such dividend is not disapproved within 30 days of its filing. As of December 31, 2013, the dividends permitted to be distributed in 2014 by the regulated subsidiaries without prior regulatory approval from the Commissioner of Insurance amounted to approximately $26,400.  This amount excludes any dividend from AH because as stated in note 16, we do not intend to repatriate earnings from this subsidiary nor do any transaction that cause a reversal on an outside basis difference created as a result of the business combination of AH and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.

The Company has not declared any dividends subsequent to its IPO on December 7, 2007.

20.	Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

			Accumulated
	Unrealized	Liability	Other
	Gains on	for Pension	Comprehensive
	securities	Benefits	Income

Beginning balance at December 31, 2012	$102,515	$(53,411)	$49,104
Net current period change	(34,806)	15,620	(19,186)
Reclassification adjustments for gains and losses reclassified in income	(2,125)	4,336	2,211
Ending balance at December 31, 2013	$65,584	$(33,455)	$32,129

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2013, 2012 and 2011 are as follows:

	2013
		Deferred Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Unrealized holding gains on securities arising during the period	$(40,948)	$6,142	$(34,806)
Less reclassification adjustment for gains and losses realized in income	(2,587)	462	(2,125)
Net change in unrealized gain	(43,535)	6,604	(36,931)
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	7,108	(2,772)	4,336
Net change arising from assumptions and plan changes and experience	25,608	(9,988)	15,620
Net change in liability for pension benefits	32,716	(12,760)	19,956
Net current period change	$(10,819)	$(6,156)	$(16,975)

	2012
		Deferred Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Unrealized holding gains on securities arising during the period	$44,123	$(6,619)	$37,504
Less reclassification adjustment for gains and losses realized in income	(5,197)	2,071	(3,126)
Net change in unrealized gain	38,926	(4,548)	34,378
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	6,112	(1,835)	4,277
Net change arising from assumptions and plan changes and experience	(11,592)	3,478	(8,114)
Net change in liability for pension benefits	(5,480)	1,643	(3,837)
Net current period change	$33,446	$(2,905)	$30,541

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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

In December 2007 the Company adopted the 2007 Incentive Plan (the Plan), which permits the Board the grant of stock options, restricted stock awards and performance awards to eligible officers, directors and key employees. The Plan authorizes grants to issue up to 4,700,000 of Class B common shares of authorized but unissued stock. At December 31, 2013 and 2012, there were 2,584,863 and 2,919,770 shares available for the Company to grant under the Plan, respectively. Stock options can be granted with an exercise price at least equal the stock’s fair market value at the date of grant. The stock option awards vest in equal annual installments over 3 years and its expiration date cannot exceed 7 years. The restricted stock and performance awards are issued at the fair value of the stock on the grant date with vesting periods ranging from one to three years. Restricted stock awards vest in installments, as stipulated in each restricted stock agreement. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards were achieved.

The fair value of each option award is estimated on the date of grant using the Black‑Scholes option-pricing model that used the weighted average assumptions in the following table. In absence of adequate historical data, the Company estimates the expected life of the option using the simplified method allowed by Staff Accounting Bulletin (SAB) No. 107. Since the Company was a newly public entity, expected volatility was computed based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option was based on the U.S. Treasury zero-coupon bonds yield curve in effect at the time of grant.

Stock option activity during the year ended December 31, 2013 is as follows:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding balance at January 1, 2013	259,803	$14.43
Exercised during the year	(21,724)	$14.50
Outstanding balance at December 31, 2013	238,079	$14.43	1.04	$1,193,412
Exercisable at December 31, 2013	238,079	$14.43	1.04	$1,193,412

No options were granted in 2013, 2012 and 2011.  There were 21,724, 206,896 and 88,172 exercised options during 2013, 2012 and 2011, respectively.  No cash was received from stock options exercises during the year ended December 31, 2013.  During the years ended December 31, 2012 and 2011, cash received from stock options exercises was $316 and $189, respectively, and is presented within the cash flows from financing activities in the accompanying consolidated statement of cash flows.  During the years ended December 31, 2013, 2012 and 2011, 14,095, 140,666 and 51,639 shares, respectively, were repurchased and retired as a result of non-cash exercise of stock options.

A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2013, and changes during the year ended December 31, 2013, are presented below:

	Restricted Awards		Performance Awards
		Weighted		Weighted
		Average		Average
	Number of	Fair	Number of	Exercise
	Shares	Value	Shares	Price

Outstanding balance at January 1, 2013	82,371	$21.57	217,457	$22.00
Granted	104,878	18.43	230,029	18.04
Lapsed	(47,231)	20.95	(24,014)	20.66
Forfeited (due to termination)	(8,234)	18.34	(26,642)	18.44
Forfeited (due to performance payout less than 100%)	-	-	(72,226)	20.65
Outstanding balance at December 31, 2013	131,784	$19.49	324,604	$19.89

The weighted average grant date fair value of restricted shares granted during the year 2013, 2012 and 2011 were $18.43, $21.98, and $20.70, respectively. Total fair value of restricted stock vested during the year ended December 31, 2013, 2012 and 2011 was $865, $685 and $375, respectively.

At December 31, 2013 there was $4,189 of total unrecognized compensation cost related to nonvested share‑based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.99 years. The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

22.	Net Income Available to Stockholders and Basic Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31, 2013.

	2013	2012	2011

Numerator for earnings per share
Net income attributable to TSM available to stockholders	$55,924	$54,032	$58,036
Denominator for basic earnings per share –Weighted average of common shares	27,692,937	28,340,122	28,665,045
Effect of dilutive securities	99,872	115,459	166,964
Denominator for diluted earnings per share	$27,792,809	$28,455,581	$28,832,009
Basic net income per share attributable to TSM	$2.02	$1.91	$2.02
Diluted net income per share attributable to TSM	$2.01	$1.90	$2.01

There were no anti-dilutive stock options during the year ended December 31, 2013 and 2012.  During the year ended December 31, 2011, the weighted average of all stock option shares of 4,032 was excluded from the denominator for diluted earnings per share because the stock options were anti-dilutive.

23.	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under non-cancelable operating leases. Minimum annual rental commitments at December 31, 2013 under existing agreements are summarized as follows:

Year ending December 31
2014	$5,934
2015	4,436
2016	4,146
2017	2,843
2018	1,667
Thereafter	1,803
Total	$20,829

Rental expense for 2013, 2012, and 2011 was $10,287, $12,517, and $8,352, respectively, after deducting the amount of $21, $117, and $130, respectively, reimbursed by CMS for the administration of the Medicare Part B Program (see note 14).

24.	Contingencies

Legal Proceedings

As of December 31, 2013, the Company is a defendant in various lawsuits arising in the ordinary course of business. We are also defendants in various other claims and proceedings, some of which are described below. Furthermore, the Commissioner of Insurance of Puerto Rico, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with applicable insurance and other laws and regulations.

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

Additionally, we may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have contractual rights to acquire shares of the Company on favorable terms (“Share Acquisition Agreements”) or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
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

In one of these cases, entitled Vera Sánchez, et al, v. Triple-S, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law. The Court of First Instance determined that the plaintiffs’ claims are time barred under the local securities law. The plaintiffs appealed, and in January 2012, the Puerto Rico Court of Appeals upheld the dismissal, holding that even if the plaintiffs could have survived the securities law's two-year statute of limitations, their complaint was time-barred under the Civil Code's four-year statute of limitations on claims of fraud. On March 28, 2012 the plaintiffs filed a petition for writ of certiorari before the Puerto Rico Supreme Court that was granted on May 31, 2012. We filed our respondent's brief on October 5, 2012. On October 1, 2013, the Supreme Court reversed the dismissal of the case, holding that the two-year statute of limitations contained in the local securities law did not apply based on the facts of this case and returning it to the Court of First Instance for the continuance of the case and pending further proceedings.

In the second case, entitled Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al, the Puerto Rico Court of First Instance granted the Company’s motion to dismiss on grounds that the complaint was time-barred under the two-year statute of limitations of the securities laws.  On appeal, the Court of Appeals affirmed the decision of the lower court. Plaintiffs filed a petition for certiorari before the Puerto Rico Supreme Court which was granted on January 20, 2012. On January 8, 2013, the Supreme Court ruled that the applicable statute of limitations is the fifteen-year period of the Puerto Rico Civil Code for collection of monies. On January 28, 2013, the Company filed a motion for reconsideration which was subsequently denied.  On March 26, 2013, Plaintiffs amended the complaint for the second time and the Company answered on April 16, 2013.  Discovery is ongoing.

In the third case, entitled Heirs of Dr. Juan Acevedo, et al, v. Triple-S Management Corporation, et al, the court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Court of First Instance. Our request for reconsideration was denied in December 2011. Trial is set to begin August 12, 2014.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

The fourth case, entitled Montilla López, et al, v. Seguros de Servicios de Salud, et al, was filed on November 29, 2011. The Company filed a motion to dismiss on the grounds that the claim is time barred under the local securities laws. While the motion to dismiss was pending, plaintiffs amended their complaint on October 15, 2012.  The Company filed a motion to dismiss the amended complaint.  On January 24, 2013, the court denied the motion to dismiss. The Company answered the complaint on March 8, 2013.  Subsequently, plaintiffs amended their complaint and the Company filed its response on June 13, 2013. Discovery is ongoing.

The fifth case, entitled Cebollero Santamaría v. Triple-S Salud, Inc., et al, was filed on March 26, 2013, and the Company filed its response on May 16, 2013.  On October 29, 2013, the Company filed a motion for summary judgment on the grounds that the claim is time barred under the fifteen-year period of the Puerto Rico Civil Code for collection of monies and, in the alternative, that plaintiff failed to state a claim for which relief can be granted. The court allowed plaintiff to conduct limited discovery in connection with plaintiff’s opposition to our motion for summary judgment, which is currently ongoing.

The sixth case, entitled Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al, was filed on April 16, 2013 and the Company filed its response on June 21, 2013.  On June 28, 2013, the court of First Instance ordered the plaintiff to reply to the Company’s response specifically on the matter of the statutes of limitations applicable to the complaint.  Plaintiff failed to timely respond and the Company moved to dismiss.  Plaintiff subsequently moved to amend the complaint.  Although the Company opposed it, the court granted leave.  On November 5, 2013, the Company moved to dismiss the first amended complaint on the grounds that it is time barred under the fifteen-year period of the Puerto Rico Civil Code for collection of monies. On December 16, 2013, Plaintiffs filed an opposition thereto and the Company filed a reply on January 7, 2014.  The court has not ruled on these motions.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

Plaintiffs seek the reimbursement of funds for the class amounting to $406,600 treble damages under RICO, and equitable relief, including a permanent injunction and declaratory judgment barring defendants from their alleged conduct and practices, along with costs and attorneys’ fees.

On December 30, 2011, TSP and other insurance companies filed a joint motion to dismiss, arguing, among other things, that plaintiffs’ claims are barred by the filed rate doctrine, inasmuch a suit cannot be brought, even under RICO, to amend the compulsory liability insurance rates that were approved by the Puerto Rico Legislature and the Commissioner of Insurance of Puerto Rico.

On February 17, 2012, plaintiffs filed their opposition. On April 4, 2012, TSP filed a reply in support of our motion to dismiss, which was denied by the court. On October 2, 2012, the court issued an order certifying the class. On October 12, 2012, several defendants, including TSP, filed an appeal before the U.S. Court of Appeals for the First District, requesting the court to vacate the District Court's certification order. The First Circuit denied the authorization to file the writ of appeals. Discovery is ongoing.

Dentists Association Litigation

On February 11, 2009, the Puerto Rico Dentists Association (“Colegio de Cirujanos Dentistas de Puerto Rico”, in Spanish) filed a complaint in the Court of First Instance against 24 health plans operating in Puerto Rico that offer dental health coverage. The Company and two of its subsidiaries, TSS and Triple-C, Inc. ("TCI"), were included as defendants. This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated.

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

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Company, opposed. On February 8, 2011, the federal district court in Puerto Rico decided to retain jurisdiction. The defendants filed a joint motion to dismiss the case on the merits. On August 31, 2011, the District Court dismissed all of plaintiffs' claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005 (“CAFA”). Plaintiffs moved the court to reconsider its August 31, 2011 decision and the defendants did the same, arguing that the breach of contract claim failed to state a claim upon which relief can be granted. On May 2, 2012, the court denied the plaintiffs' motion. On May 31, 2012, plaintiffs appealed the District Court's dismissal of their complaint and the denial of plaintiffs’ motion for reconsideration. The Court of Appeals for the First Circuit dismissed the appeal for lack of jurisdiction. On September 25, 2012 the District Court denied without prejudice the defendants’ motion for reconsideration. On October 10, 2012 the parties filed their briefs with respect to class certification.  On March 13, 2013, the district court denied plaintiffs’ request for class certification and ordered the parties to brief the court on whether jurisdiction still exists under CAFA following such denial. On April 24, 2013, all parties briefed the court on this issue.  On September 6, 2013, the District Court dismissed the Dentist Association for lack of associational standing, leaving only the individual dentists as plaintiffs.  The court also granted plaintiffs’ leave to amend their complaint to address mediation or settlement negotiations and, to cure deficiencies pertaining to the breach-of-contract claims.  On December 23, 2013, five plaintiffs filed a Second Amended Complaint seeking damages in the amount of $30 in which the dentists alleged that defendants altered the coding of the claims billed by the dentist, resulting in a lower payment.  Only one of the five plaintiffs presented a claim against the Company.  On January 31, 2014 the Company answered the complaint.  The court allowed plaintiffs to conduct limited discovery, which is currently ongoing.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the BCBSA in a multi-district class action litigation filed on July 24, 2012 that alleges that the exclusive service area (ESA) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama. Prior to centralization, motions have been filed to dismiss some of the cases and are pending the court’s decision.  Discovery has not yet commenced. The Company has joined BCBSA in vigorously contesting these claims.

Claims Relating to the Provision of Health Care Services

TSS was defendant in a lawsuit filed in 2007 by Centro Médico del Turabo, Inc. ("CMT") in state court originally claiming approximately $3,700 for collection of monies due to unpaid invoices for emergency services rendered to TSS-insured patients pursuant to the Puerto Rico Patients’ Bill of Rights.  In February 2012, CMT amended the complaint to increase the claimed amount to $9,800.  Discovery began in November 2012.  After careful review of invoices provided by CMT during discovery, TSS determined in April 2013 that a number of these invoices are valid, but believes the amount due to CMT is substantially below the amount claimed.  On December 12, 2013, the parties settled all cases.  On December 20, 2013, the court entered judgment dismissing the case with prejudice.

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

Intrusions into TCI’s Internet IPA Database

On September 21, 2010, the Company learned from a competitor that a specific internet database containing information pertaining to individuals insured at the time by TSS under the Government of Puerto Rico Medicaid program and to independent practice associations that provided services to those individuals, had been accessed without authorization by certain of its employees.

The Company reported these events to the appropriate Puerto Rico and federal government agencies. It then received and complied with requests for information from ASES and the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services, which entities are conducting reviews of these data breaches and TSS' and TCI's compliance with applicable security and privacy rules. ASES levied a fine of $100 on TSS in connection incidents, but following the Company’s request for reconsideration, ASES withdrew the fine pending the outcome of the review by the OCR. The OCR has not issued its determination on this matter.  The Company at this time cannot reasonably assess the impact of these proceedings on the Company.

The Company conducted an investigation of these events with the assistance of external resources and identified the information that was accessed and downloaded into the competitor’s network.  As a result, on February 11, 2011, the Company filed an action before the Puerto Rico Court of First Instance against certain individuals believed to have participated in the intrusions, which was later amended to include additional defendants, including the Company's competitor.  On October 17, 2013, the parties filed a joint stipulation for dismissal with prejudice filed with the court, as the Company reached a settlement agreement with the defendants to end the case. The settlement agreement did not impact our consolidated financial condition, cash flows, or results of operations for the year ending December 31, 2013.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

Unauthorized Disclosure of Protected Health Information

On September 20, 2013, TSS mailed to our approximately 70,000 Medicare Advantage beneficiaries a pamphlet that inadvertently displayed the receiving beneficiary’s Medicare Health Insurance Claim Number (“HICN”). The HICN is the unique number assigned by the Social Security Administration to each Medicare beneficiary and is considered protected health information under HIPAA. TSS conducted an investigation and reported the incident to the appropriate Puerto Rico and federal government agencies. It then received and complied with requests for information from ASES concerning our dual eligible Medicare beneficiaries. On February 20, 2014, TSS also received a request of information from OCR.  TSS issued a breach notification through the local media and notified the situation to all affected beneficiaries by mail. TSS also provided a toll-free number for inquiries and complaints from the individuals to whom notice was provided, and is offering them 12 months of free credit monitoring and identity protection through an independent provider.

On February 11, 2014, ASES notified TSS of its intention to impose a civil monetary penalty of $6,778 and other administrative sanctions with respect to the breach described above involving 13,336 of our dual eligible Medicare beneficiaries. The sanctions include the suspension of all new enrollments of dual eligible Medicare beneficiaries and the obligation to notify affected individuals of their right to disenroll. In its letter, ASES alleged TSS has failed to take all required steps in response to the breach. ASES subsequently informed TSS that it expected TSS to cease such enrollment immediately and TSS complied. On February 20, 2014, TSS submitted a corrective action plan and, on February 21, 2014, ASES requested TSS to provide additional information in connection with the corrective action plan.  On February 26, 2014, ASES temporarily lifted the sanctions related to the enrollment of dual eligible Medicare beneficiaries subject to the approval of the corrective action plan.  On March 6, 2014, ASES confirmed its determination regarding the lift of the enrollment sanction and notified its intention to provide TSS a corrective action plan.  On March 11, 2014, TSS filed an answer challenging the monetary civil penalty and requesting an administrative hearing and simultaneously filed a notice of removal in the federal District Court for the District of Puerto Rico.  TSS alleges that the administrative proceeding should be dismissed on several grounds, including lack of jurisdiction.

While TSS is collaborating with ASES on these matters, it intends to vigorously contest the monetary fine and other sanctions subject of ASES’ notices.  At this time, the Company is unable to determine the ultimate outcome of its challenge to ASES’ sanctions, the incident’s ultimate financial impact on TSS or what measures, if any, will be taken by the OCR or other regulators regarding this matter.

In connection with this event, on February 10, 2014, one individual, on his behalf and on behalf of his spouse, filed suit against TSS in the Court of First Instance of Puerto Rico asserting emotional damages due the disclosure of his protected health information.  Also, on February 24, 2014, another individual filed a class-action suit against TSS claiming approximately $20,000 in damages.  On February 27, 2013, we filed a motion to dismiss the class-action suit based on several grounds, including lack of standing.  The Company intends to vigorously defend against these claims.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

Prescribed statutory accounting practices in Puerto Rico allow TSP to disregard a deferred tax liability resulting from additions to the catastrophe loss reserve trust fund that would otherwise be required under NAIC SAP. Also, as of December 31, 2012 (none as of December 31, 2013), AH was permitted by the Commissioner of Insurance to present as an admitted asset certain receivables that remained uncollected for a period exceeding 90 days. The use of prescribed and permitted accounting practices, both individually and in the aggregate, did not change significantly the combined statutory capital and surplus that would have been reported following NAIC SAP, which as of December 31, 2013 and 2012 is approximately 1.1% and 1.3%, respectively, lower than the combined reported statutory capital and surplus.

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

The Commissioner of Insurance adopted in 2009 an RBC policy that requires that the regulated entities maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC, in order to avoid regulatory monitoring and intervention.  In addition, at the time of adoption the Commissioner of Insurance established five-year gradual compliance provisions for those entities whose RBC was below the 200% requirement. As of December 31, 2013 and 2012 all regulated subsidiaries comply with minimum statutory reserve requirements.

The following table sets forth the combined net admitted assets, capital and surplus, RBC requirement, which is our statutory capital and surplus requirement, and net income for the regulated subsidiaries at December 31, 2013, 2012 and 2011:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

(dollar amounts in millions)	2013	2012	2011

Net admitted assets	$1,672	$1,592	$1,470
Capital and surplus	646	563	529
RBC requirement	205	187	151
Net income	63	44	73

As more fully described in note 18, a portion of the accumulated earnings and admitted assets of TSP are restricted by the catastrophe loss reserve and the trust fund balance as required by the Insurance Code.  The total catastrophe loss reserve and trust fund amounted to $39,463 and  $40,127 as of December 31, 2013, respectively. The catastrophe loss reserve and trust fund balances were $38,649 and $39,059 as of December 31, 2012, respectively.  In addition, the admitted assets of the regulated subsidiaries are restricted by the investments deposited with the Commissioner of Insurance to comply with requirements of the Insurance Code (see note 3).  Investments with an amortized cost of $5,389 and $3,857 (fair value of $4,487 and $4,053) at December 31, 2013 and 2012, respectively, were deposited with the Commissioner of Insurance. Investment with an amortized cost of $511 and $500 (fair value of $511 and $500) at December 31, 2013 and 2012, respectively, was deposited with the USVI Division of Banking and Insurance.  As a result, the combined restricted assets for our regulated subsidiaries were $46,027 and $43,416 as of December 31, 2013 and 2012, respectively.

26.	Supplementary Information on Cash Flow Activities

	2013	2012	2011

Supplementary information
Noncash transactions affecting cash flows activities
Change in net unrealized (gain) loss on securities available for sale,including deferred income tax (asset)/liability of $(6,604), $4,548, and $7,800 in 2013, 2012, and 2011,respectively	$36,931	$(34,378)	$(35,394)
Change in liability for pension benefits, and deferred income tax (asset)/liability of $12,760, $(1,643) , $(9,555), in 2013, 2012, and 2011,respectively	$(19,956)	$3,837	$22,295
Repurchase and retirement of common stock	$(321)	$(2,953)	$(1,090)
Exercise of stock options	$315	$2,685	$1,090
Other
Income taxes paid	$19,007	$16,678	$19,664
Interest paid	$6,257	$8,310	$9,301

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

27.	Business Combination

2013 Acquisition

Effective November 7, 2013, the Company's subsidiary TSV completed the acquisition of 100% of the outstanding capital stock of ASICO, an insurer dedicated to the sale of individual life and cancer insurance in Puerto Rico, as well as individual and group health insurance in the U.S. Virgin Islands, British Virgin Islands, Anguilla and Costa Rica. After this acquisition the Company expects to solidify its position in the life insurance business in Puerto Rico. The Company accounted for this acquisition in accordance with the provisions of Accounting Standard Codification Topic 805, Business Combinations. The results of operations and financial condition of Atlantic Southern Insurance Company are included in the accompanying consolidated financial statements for the period following the effective date of the acquisition. The aggregate purchase price of the acquired entity was $9,413. Direct costs related to the acquisition amounted to $435 and were included in the consolidated operating expenses during the year ended December 31, 2013.

Although the closing date of the transaction was November 7, 2013, the consideration amount was determined using ASICO’s financial position as of October 31, 2013. Therefore, we have recorded a preliminary allocation of the purchase price to ASICO’s tangible and intangible assets acquired and liabilities assumed based on their fair value as of October 31, 2013. No goodwill was recorded on the acquisition since the purchase price was equal to the fair value of the net assets acquired. The following table summarizes the consideration paid to acquire ASICO as of December 31, 2013 and the allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition.

Cash	$2,544
Escrow funds for pension liability and pension termination costs	3,600
Due to seller	3,704
Acquisition costs reimbursed to seller	(435)
Total purchase price	$9,413

Investments and cash and cash equivalents	$13,292
Premiums and other receivables	915
Property and equipment	9
VOBA	4,499
Other assets	265
Deferred tax asset	133
Future policy benefits and claim liabilities	(6,440)
Claim and policyholders liabilities	(2,123)
Accounts payable and accrued liabilities	(1,137)
Total net assets	$9,413

On October 31, 2013, we recognized a VOBA asset of $4,499, resulting from the ASICO transaction in the consolidated balance sheet. During the year ended December 31, 2013, we recognized $108 of amortization expense related to the VOBA asset.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

The consolidated statement of earnings for year ended December 31, 2013 includes $1,511 in operating revenues and a $187 net loss related to ASICO. The following unaudited pro forma financial information presents the combined results of operations of the Company and ASICO as if the acquisition had occurred at the beginning of 2012. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

(unaudited)	2013	2012
Operating revenues	$2,373,199	$2,423,310
Net Income	$54,729	$52,494
Basic net income per share	$1.98	$1.85
Diluted net income per share	$1.97	$1.84

The above unaudited pro forma operating revenues and net income considers the following estimated acquisition adjustments: (1) Amortization of VOBA asset – we considered an amortization expense of $365 and $459 for the years ended December 31, 2013 and 2012, respectively; (2) Acquisition costs – we recognized $435 of expenses for the year ended December 31, 2012 related to the acquisition.

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

The acquisition is being accounted for under the purchase method of accounting and the health clinic is included in the Company's consolidated financial statements from the January 18, 2012 acquisition date. The allocation of purchase price to the fair value of the acquired assets less the liabilities assumed indicated goodwill of approximately $2,369.  Goodwill will not be deductible for tax purposes and is attributable to synergies and economies of scale expected from the acquisition.  During the year 2013, the Company recorded a goodwill impairment charge of $2,369, and there is no remaining carrying value of the health clinic goodwill as of December 31, 2013.  The goodwill impairment charge is included within the consolidated operating expenses.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

28.	Segment Information

The operations of the Company are conducted principally through three business segments: Managed Care, Life Insurance, and Property and Casualty Insurance. Business segments were identified according to the type of insurance products offered and consistent with the information provided to the chief operating decision maker. These segments and a description of their respective operations are as follows:

•	Managed Care segment – This segment is engaged in the sale of managed care products to the Commercial, Medicare and Medicaid market sectors. The Commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare supplement. The following represents a description of the major contracts by sector:

–	The segment is a qualified contractor to provide health coverage to federal government employees within Puerto Rico. Earned premiums revenue related to this contract amounted to $155,302, $143,287, and $138,004 for the three-year period ended December 31, 2013, 2012, and 2011, respectively (see note 11).

–	Under its commercial business, the segment also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $43,211, $46,969, and $54,238 for the three-year period ended December 31, 2013, 2012, and 2011, respectively.

–	The segment provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. Earned premium revenue related to the Medicare business amounted to $1,038,852, $1,073,454, and $896,613 for the three-year period ended December 31, 2013, 2012, and 2011, respectively.

–	The segment also participates in the Medicaid program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico. Effective November 1, 2011, the segment commenced the administration of the physical health component of this program in designated service regions in Puerto Rico. On July 1, 2013, the segment, amended and restated its contract extending the administration of the provision of the physical health component of the Medicaid program in service regions in the Commonwealth of Puerto Rico currently administered by TSS for a 12-month period. This amendment also transferred the administration of the three remaining service regions to TSS upon completion of a transition period, which ended on October 1, 2013. In accordance with the terms of the new contract with the government of Puerto Rico, TSS receives a monthly per-member, per-month administrative fee for its services and does not bear the insurance risk of the program. Administrative service fee for each of the year in the three-year period ended December 31, 2013, 2012, and 2011 amounted to $83,180, $86,565, and $14,180, respectively.

•	Life Insurance segment – This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through an internal sales force and a network of independent brokers and agents.

•	Property and Casualty Insurance segment –The predominant insurance lines of business of this segment are commercial multiple peril, auto physical damage, auto liability, and dwelling. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to the segment, net of commissions. Remittances are due 60 days after the closing date of the general agent’s account current.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

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

The following tables summarize the operations by operating segment for each of the years in the three‑year period ended December 31, 2013, 2012, and 2011.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	2013	2012	2011

Operating revenues
Managed care
Premiums earned, net	$1,973,160	$2,031,983	$1,844,723
Fee revenue	108,680	110,110	38,459
Intersegment premiums/fee revenue	5,629	6,251	6,193
Net investment income	16,353	16,349	17,543
Total managed care	2,103,822	2,164,693	1,906,918
Life
Premiums earned, net	130,170	124,279	112,704
Intersegment premiums	391	408	345
Net investment income	22,212	20,857	18,521
Total life	152,773	145,544	131,570
Property and casualty
Premiums earned, net	99,705	97,092	97,041
Intersegment premiums	613	613	613
Net investment income	8,281	8,851	9,472
Total property and casualty	108,599	106,556	107,126
Other segments*
Intersegment service revenues	8,847	15,080	16,079
Operating revenues from external sources	4,780	4,360	1,452
Total other segments	13,627	19,440	17,531
Total business segments	2,378,821	2,436,233	2,163,145
TSM operating revenues from external sources	440	729	1,238
Elimination of intersegment premiums	(6,633)	(7,272)	(7,151)
Elimination of intersegment service revenue	(8,847)	(15,080)	(16,079)
Consolidated operating revenues	$2,363,781	$2,414,610	$2,141,153

*  Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	2013	2012	2011

Operating income
Managed care	$36,130	$47,025	$53,006
Life	16,156	16,712	17,744
Property and casualty	2,216	6,760	4,544
Other segments*	(4,777)	(134)	671
Total business segments	49,725	70,363	75,965
TSM operating revenues from external sources	341	588	1,452
TSM unallocated operating expenses	(9,913)	(10,440)	(10,790)
Elimination of TSM charges	9,258	9,067	10,682
Consolidated operating income	49,411	69,578	77,309
Consolidated net realized investment gains	2,587	5,197	18,597
Consolidated net unrealized loss on trading securities	-	-	(7,267)
Consolidated interest expense	(9,474)	(10,599)	(10,855)
Consolidated other income, net	15,263	2,196	716
Consolidated income before taxes	$57,787	$66,372	$78,500

	2013	2012	2011
Depreciation and amortization expense
Managed care	$19,993	$21,082	$19,467
Life	891	746	649
Property and casualty	528	568	1,311
Other segments*	3,314	992	-
Total business segments	24,726	23,388	21,427
TSM depreciation expense	863	854	802
Consolidated depreciation and amortization expense	$25,589	$24,242	$22,229

*  Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2013, 2012 and 2011
(dollar amounts in thousands, except per share data)

	2013	2012	2011

Assets
Managed care	$934,467	$916,712	$832,850
Life	698,650	691,425	610,118
Property and casualty	346,212	356,161	348,480
Other segments*	28,407	31,480	15,846
Total business segments	2,007,736	1,995,778	1,807,294
Unallocated amounts related to TSM
Cash, cash equivalents, and investments	28,316	41,334	53,172
Property and equipment, net	21,278	21,430	22,269
Other assets	26,406	29,858	27,794
	76,000	92,622	103,235
Elimination entries – intersegment receivables and others	(36,112)	(29,056)	(29,952)
Consolidated total assets	$2,047,624	$2,059,344	$1,880,577

	2013	2012	2011
Significant noncash items
Net change in unrealized gain (loss) on securities available for sale
Managed care	$(1,898)	$11,750	$12,449
Life	(29,867)	15,189	21,698
Property and casualty	(3,765)	6,268	7,169
Other segments*	-	(194)	(50)
Total business segments	(35,530)	33,013	41,266
Amount related to TSM	(1,401)	1,365	(5,872)
Consolidated net change in unrealized gain (loss)on securities available for sale	$(36,931)	$34,378	$35,394

*  Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2012, 2011 and 2010

29.	Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant current Accounting Standard Codification.

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation75
(Registrant)
Balance Sheets
(in thousands)

	As of December 31,
	2013	2012

Assets:
Cash and cash equivalents	$235	$1,100
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $28,021 in 2013 and $38,526 in 2012)	28,081	40,234
Investment in subsidiaries	811,236	815,878
Notes receivable and accrued interest from subsidiaries	55,764	58,190
Due from subsidiaries	7,965	2,560
Deferred tax assets	22,435	26,831
Other assets	25,249	24,783
Total assets	$950,965	$969,576

Liabilities:
Notes payable and accrued interest to subsidiaries	15,729	15,008
Due to subsidiary	7,537	5,865
Short-term borrowings	-	10,000
Long-term borrowings	76,107	87,747
Liability for pension benefits	54,697	82,019
Other liabilities	11,478	7,030
Total liabilities	165,548	207,669

Stockholders' equity:
Common stock, class A	2,378	9,043
Common stock, class B	25,091	19,322
Additional paid-in-capital	130,098	144,677
Retained earnings	595,685	539,761
Accumulated other comprehensive income, net	32,165	49,104
Total stockholders' equity	785,417	761,907
Total liabilities and stockholders' equity	$950,965	$969,576

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
Triple-S Management Corporation
Statements of Earnings
(in thousands)

	2013	2012	2011

Investment income	$341	$588	$3,416
Other revenues	12,048	11,337	8,423
Total revenues	12,389	11,925	11,839

Operating expenses:
General and administrative expenses	9,913	10,440	10,790
Interest expense	3,460	4,910	5,376
Total operating expenses	13,373	15,350	16,166

Loss before income taxes	(984)	(3,425)	(4,327)
Income tax (benefit) expense	(8,381)	(321)	3,639
Income (loss) of parent company	7,397	(3,104)	(7,966)
Equity in net income of subsidiaries	48,527	57,136	66,002
Net income	$55,924	$54,032	$58,036

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Statements of Cash Flows
(in thousands)

	2013	2012	2011
Net income	$55,924	$54,032	$58,036
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(48,527)	(57,136)	(66,002)
Depreciation and amortization	863	854	802
Shared- based compensation	2,781	2,626	2,072
Deferred income tax (benefit) expense	(8,443)	(354)	3,660
Dividends received from subsidiaries	18,000	24,000	16,000
Other	(937)	(254)	1,315
Changes in assets and liabilities:
Accrued interest from subsidiaries, net	(353)	2,929	3,029
Due from subsidiaries	(5,405)	377	(3,089)
Other assets	(618)	(67)	(859)
Due to subsidiaries	1,672	(9,062)	10,745
Other liabilities	9,836	(2,895)	(3,597)
Net cash provided by operating activities	24,793	15,050	22,112
Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	-	-	(41,870)
Proceeds from sale and maturities of investment in securities classified as available for sale	11,443	6,513	58,351
Proceeds from maturities of investment in securities classified as held to maturity	-	-	1,010
Collection of note receivable from subsidiary	3,500	5,000	-
Issuance of note receivable to subsidiary	-	(25,000)	-
Acquisition of business	-	(3,501)	-
Net (acquisition) retirement of property and equipment	(711)	(15)	(2,359)
Net cash (used in) provided by investing activities	14,232	(17,003)	15,132
Cash flow from financing activities:
Repayments of short-term borrowings	(10,000)	-	(15,575)
Repayments of long-term borrowings	(11,640)	(26,640)	(1,640)
Proceeds from short-term borrowings	-	10,000	-
Note payable to subsidiary	-	15,000	-
Repurchase of common stock	(18,250)	(2,299)	(11,289)
Cash settlement of stock options	-	-	(2,420)
Proceeds from exercise of stock options	-	316	189
Net cash provided by (used in) financing activities	(39,890)	(3,623)	(30,735)
Net increase (decrease) in cash and cash equivalents	(865)	(5,576)	6,509
Cash and cash equivalents, beginning of year	1,100	6,676	167
Cash and cash equivalents, end of year	$235	$1,100	$6,676

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2013, 2012 and 2011
(dollar amounts in thousands)

The accompanying notes to the condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 15 to the Annual Report on Form 10-K.

(1)	For purposes of these condensed financial statements, Triple‑S Management Corporation’s (the Company or TSM) investment in its wholly owned subsidiaries is recorded using the equity method of accounting.

(2)	Significant Accounting Policies

The significant accounting policies followed by the Company are set forth in the notes to the consolidated financial statements and the accompanying notes thereto.  Refer to Item 15 to the Annual Report of Form 10‑K.

(3)	Long‑Term Borrowings

A summary of the long‑term borrowings entered into by the Company at December 31, 2013 and 2012 follows:

	2013	2012

Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$35,000	$35,000
Senior unsecured notes payable of $35,000 issued on January 2006; due January 2021. Interest is payable monthly at a fixed rate of 6.70%.	-	10,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.25% and 1.36% at December 31, 2013, and 2012, respectively).	16,107	17,747
Repurchase agreement of $25,000 entered on November 2010, due November 2015. Interest is payable quarterly at a fixed rate of 1.96%.	25,000	25,000

Total borrowings	$76,107	$87,747

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2013, 2012 and 2011
(dollar amounts in thousands)

Aggregate maturities of the Company’s long term borrowings as of December 31, 2013 are summarized as follows:

Year ending December 31
2014	$1,640
2015	26,640
2016	1,640
2017	1,640
2018	1,640
Thereafter	42,907
$76,107

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company.

Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note.  Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2013 and 2012 amounted to $155 and $225, respectively and are included within other assets in the accompanying condensed balance sheets.

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

The repurchase agreement has pledged as collateral investment securities available for sale with fair value of $27,915  (face value of $27,835).  The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on the accompanying condensed balance sheets.

(4)	Transactions with Related Parties

The following are the significant related parties transactions made for the three‑year period ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Rent charges to subsidiaries	$7,359	$6,848	$7,169
Interest charged to subsidiaries on notes receivable	2,664	1,996	1,971
Interest charged from subsidiary on note payable	721	-	-

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2013, 2012 and 2011
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

Triple-S Management Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2013, 2012 and 2011

 (Dollar amounts in thousands)

	Deferred								Amortization of
	Policy								Deferred Policy
	Acquisition		Liability for		Other				Acquisition
	Costs and Value		Future		Policy Claims		Net		Costs and Value	Other	Net
	of Business	Claim	Policy	Unearned	and Benefits	Premium	Investment	Claims	of Business	Operating	Premiums
Segment	Acquired	Liabilities	Benefits	Premiums	Payable	Revenue	Income	Incurred	Acquired	Expenses	Written

2013

Managed care	$-	$283,615	$-	$3,729	$-	$1,974,668	$16,353	$1,712,882	$-	$354,810	$1,974,668
Life insurance	158,835	43,705	304,363	4,790	-	130,561	22,212	70,798	17,867	47,952	130,561
Property and casualty insurance	18,454	93,590	-	78,843	-	100,318	8,281	55,091	28,088	23,204	94,642
Other non-reportable segments, parent company operations and net consolidating entries.	-	(489)	-	-	-	(2,512)	442	(2,570)	-	6,248
					-
Total	$177,289	$420,421	$304,363	$87,362	$-	$2,203,035	$47,288	$1,836,201	$45,955	$432,214	$2,199,871

2012

Managed care	$-	$284,832	$-	$5,772	$-	$2,033,503	$16,349	$1,806,395	$-	$311,273	$2,034,868
Life insurance	147,398	44,623	276,570	4,354	-	124,687	20,857	66,442	17,116	45,274	124,687
Property and casualty insurance	21,259	87,925	-	85,734	-	97,705	8,851	49,282	28,127	22,387	99,171
Other non-reportable segments, parent company operations and net consolidating entries.	-	(462)	-	-	-	(2,541)	733	(2,260)	-	996	-

Total	$168,657	$416,918	$276,570	$95,860	$-	$2,253,354	$46,790	$1,919,859	$45,243	$379,930	$2,258,726

2011

Managed care	$-	$262,235	$-	$5,645	$-	$1,847,528	$17,543	$1,610,546	$-	$243,366	$1,847,528
Life insurance	134,178	43,386	254,194	3,947	-	113,049	18,521	57,546	17,107	39,173	113,049
Property and casualty insurance	21,610	85,638	-	85,180	-	97,654	9,472	48,162	29,475	24,945	89,946
Other non-reportable segments, parent company operations and net consolidating entries.	-	-	-	-	-	(3,763)	2,690	-	-	(6,476)	-

Total	$155,788	$391,259	$254,194	$94,772	$-	$2,054,468	$48,226	$1,716,254	$46,582	$301,008	$2,050,523

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule IV - Reinsurance
For the years ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands)

	Gross Amount (1)	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2013

Life insurance in force	$9,675,126	$3,118,181	$-	$6,556,945	0.0%

Premiums:
Life insurance	$139,044	$8,874	$-	$130,170	0.0%
Accident and health insurance	1,985,598	10,930	-	1,974,668	0.0%
Property and casualty insurance	158,563	58,858	-	99,705	0.0%
Total premiums	$2,283,205	$78,662	$-	$2,204,543	0.0%

2012

Life insurance in force	$9,579,944	$3,269,199	$-	$6,310,745	0.0%

Premiums:
Life insurance	$132,234	$7,955	$-	$124,279	0.0%
Accident and health insurance	2,043,102	11,119	-	2,031,983	0.0%
Property and casualty insurance	161,519	64,427	-	97,092	0.0%
Total premiums	$2,336,855	$83,501	$-	$2,253,354	0.0%

2011

Life insurance in force	$9,163,854	$2,716,873	$-	$6,446,981	0.0%

Premiums:
Life insurance	$118,537	$5,833	$-	$112,704	0.0%
Accident and health insurance	1,856,826	12,103	-	1,844,723	0.0%
Property and casualty insurance	160,054	63,013	-	97,041	0.0%
Total premiums	$2,135,417	$80,949	$-	$2,054,468	0.0%

 (1)     Gross premiums amount is presented net of intercompany eliminations of $3,014, $3,906 and $3,763 for the years ended December 31, 2013, 2012 and 2011, respectively.

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts
For the years ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Reversal) To Other Accounts - Describe (1)	Deductions - Describe (2)	Balance at End of Period

2013

Allowance for doubtful receivables	$24,429	5,644	1,787	(10,311)	$21,549

2012

Allowance for doubtful receivables	$23,866	3,236	1,225	(3,898)	$24,429

2011

Allowance for doubtful receivables	$20,034	7,657	(2,002)	(1,823)	$23,866

(1)	Represents premiums adjustment to provide for unresolved reconciliation items with the Government of Puerto Rico and other entities.

(2)
Deductions represent the write-off of accounts deemed uncollectible.  Total write-offs for 2013 include the impact related to certain modifications to our write-off policy with respect to the timing of recording them.  This affected mainly old past due balances kept as accounts receivable for operational and tracking purposes.  The amount of write-offs related to these enhancements amounted to $7,263   for 2013.  These write-offs don’t necessarily represent a higher credit loss experience in 2013, but mainly write-offs of old past due balances already reserved for in prior periods.

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Valuation and Qualifying Accounts
For the years ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands)

		Additions
	Balance at Beginning of Period	Charged (Reversal) To Costs and Expenses	Charged (Reversal) To Other Accounts - Describe (1)	Deductions - Describe (2)	Balance at End of Period

Allowance for doubtful receivables

2013

TS - Commercial	$16,334,548	$3,939,892	$928,500	$(9,803,770)	$11,399,170
TS - Medicare	$2,847,454	$-	$388,345	$-	3,235,799
TS - Mi Salud	$-	$-	$469,977	$-	469,977
TS - Reform	688,322	(86)			688,236
AH	1,213,053	1,098,368	-	-	2,311,421
STS	1,673,262	412,112		(506,058)	1,579,316
TSV	1,422,572	62,829			1,485,401
Salus	250,000	131,000	-	-	381,000
	$24,429,211	5,644,115	1,786,822	(10,309,828)	21,550,320
2012

TS - Commercial	$14,580,061	$2,646,355	$162,830	$(1,054,698)	$16,334,548
TS - Medicare	$2,385,499	$(600,000)	$1,061,955	$-	2,847,454
TS - Mi Salud	$-	$-	$-	$-	-
TS - Reform	675,421	12,901	-	-	688,322
AH	1,373,214	90,531	-	(250,692)	1,213,053
STS	3,458,036	603,706	-	(2,388,480)	1,673,262
TSV	1,394,539	232,033	-	(204,000)	1,422,572
Salus	-	250,000	-	-	250,000
	$23,866,770	3,235,526	1,224,785	(3,897,870)	24,429,211
2011

TS - Commercial	$12,782,141	$3,853,422	$(572,156)	$(1,483,346)	$14,580,061
TS - Medicare	$1,942,896	$-	$481,976	$(39,373)	2,385,499
TS - Mi Salud	$-	$-	$-	$-	-
TS - Reform	2,587,706	(918)	(1,911,367)	-	675,421
AH	-	1,373,214	-	-	1,373,214
STS	1,614,875	1,955,130	-	(111,969)	3,458,036
TSV	1,106,689	475,682	-	(187,832)	1,394,539
	$20,034,307	7,656,530	(2,001,547)	(1,822,520)	23,866,770

(1)	Represents premiums adjustment to provide for unresolved reconciliation items with the Government of Puerto Rico and other entities.

(2)	Deductions represent the write-off of accounts deemed uncollectible and other deductions.

See accompanying independent registered public accounting firm’s report and notes to financial statements.