Form 10-Q
period 2014-03-31
TRIPLE-S MANAGEMENT CORP
filed 2014-05-06
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or
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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2014
Common Stock Class A, $1.00 par value	2,377,689
Common Stock Class B, $1.00 par value	24,907,272

TRIPLE-S MANAGEMENT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2014

Part I – Financial Information

Item 1.  Financial Statements

Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31,	December 31,
	2014	2013
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,089,479	$1,055,874
Equity securities	232,728	239,933
Securities held to maturity, at amortized cost:
Fixed maturities	6,261	6,139
Policy loans	6,734	6,705
Cash and cash equivalents	84,728	74,356
Total investments and cash	1,419,930	1,383,007
Premiums and other receivables, net	304,252	274,939
Deferred policy acquisition costs and value of business acquired	177,066	177,289
Property and equipment, net	87,340	89,086
Deferred tax asset	31,836	33,519
Goodwill	25,397	25,397
Other assets	78,552	64,387
Total assets	$2,124,373	$2,047,624
Liabilities and Stockholders' Equity
Claim liabilities	$446,710	$420,421
Liability for future policy benefits	311,338	304,363
Unearned premiums	78,730	87,362
Policyholder deposits	115,561	115,923
Liability to Federal Employees' Health Benefits Program (FEHBP)	5,021	8,148
Accounts payable and accrued liabilities	186,426	161,422
Deferred tax liability	23,045	20,783
Long-term borrowings	88,804	89,302
Liability for pension benefits	56,046	54,697
Total liabilities	1,311,681	1,262,421
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 2,377,689 at March 31, 2014 and December 31, 2013, respectively	2,378	2,378
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 24,907,272 and 25,091,277 shares at March 31, 2014 and December 31, 2013, respectively	24,907	25,091
Additional paid-in capital	127,909	130,098
Retained earnings	602,640	595,685
Accumulated other comprehensive income	55,062	32,129
Total Triple-S Management Corporation stockholders' equity	812,896	785,381
Non-controlling interest in consolidated subsidiary	(204)	(178)
Total stockholders' equity	812,692	785,203
Total liabilities and stockholders’ equity	$2,124,373	$2,047,624

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
Revenues:
Premiums earned, net	$541,852	$549,961
Administrative service fees	29,750	27,110
Net investment income	11,351	11,367
Other operating revenues	1,494	1,187
Total operating revenues	584,447	589,625
Net realized investment gains	126	1,888
Other income, net	246	481
Total revenues	584,819	591,994
Benefits and expenses:
Claims incurred	449,107	452,000
Operating expenses	125,367	114,865
Total operating costs	574,474	566,865
Interest expense	2,305	2,384
Total benefits and expenses	576,779	569,249
Income before taxes	8,040	22,745
Income tax expense (benefit):
Current	1,527	5,463
Deferred	(416)	99
Total income taxes	1,111	5,562
Net income	6,929	17,183
Less: Net loss attributable to non-controlling interest	26	55
Net income attributable to Triple-S Management Corporation	$6,955	$17,238
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.26	$0.61
Diluted net income per share	$0.25	$0.61
See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
Net income	$6,929	$17,183
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	22,302	6,642
Defined benefit pension plan:
Actuarial loss, net	705	1,249
Prior service credit, net	(74)	(79)
Total other comprehensive income, net of tax	22,933	7,812
Comprehensive income	29,862	24,995
Comprehensive income attributable to non-controlling interest	26	55
Comprehensive income attributable to Triple-S Management Corporation	$29,888	$25,050

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	2014	2013
Balance at January 1	$785,381	$761,907
Share-based compensation	625	678
Repurchase and retirement of common stock	(2,998)	-
Net current period change in comprehensive income	29,888	25,050
Total Triple-S Management Corporation stockholders' equity	812,896	787,635
Non-controlling interest in consolidated subsidiary	(204)	185
Balance at March 31	$812,692	$787,820
See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net income	$6,929	$17,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,105	6,259
Net amortization of investments	1,429	1,467
Provision for doubtful receivables, net	1,830	2,772
Deferred tax expense (benefit)	(416)	99
Net realized investment gain on sale of securities	(126)	(1,888)
Share-based compensation	625	678
(Increase) decrease in assets:
Premium and other receivables, net	(29,463)	(2,578)
Deferred policy acquisition costs and value of business acquired	223	874
Other deferred taxes	57	1
Other assets	(15,844)	1,549
Increase (decrease) in liabilities:
Claim liabilities	26,289	(2,794)
Liability for future policy benefits	6,975	4,928
Unearned premiums	(8,632)	(9,538)
Policyholder deposits	840	779
Liability to FEHBP	(3,127)	(1,722)
Accounts payable and accrued liabilities	28,775	13,096
Net cash provided by operating activities	21,469	31,165
(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended
	March 31,
	2014	2013
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$53,701	$15,904
Fixed maturities matured/called	12,758	29,775
Equity securities sold	27,632	9,246
Securities held to maturity:
Fixed maturities matured/called	124	-
Acquisition of investments:
Securities available for sale:
Fixed maturities	(80,146)	(31,023)
Equity securities	(17,123)	(76,095)
Securities held to maturity:
Fixed maturities	(250)	-
Other investments	(128)	(106)
Net outflows from policy loans	(29)	(97)
Net capital expenditures	(1,917)	(6,130)
Net cash used in investing activities	(5,378)	(58,526)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(1,021)	20,521
Repayments of short-term borrowings	-	(21,500)
Repayments of long-term borrowings	(498)	(493)
Repurchase and retirement of common stock	(2,998)	-
Proceeds from policyholder deposits	1,344	3,020
Surrenders of policyholder deposits	(2,546)	(1,156)
Net cash (used in) provided by financing activities	(5,719)	392
Net increase (decrease) in cash and cash equivalents	10,372	(26,969)
Cash and cash equivalents:
Beginning of period	74,356	89,564
End of period	$84,728	$62,595
See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited.  In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries.  The consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the U.S. (GAAP) for complete financial statements.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such consolidated interim financial statements have been included.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014.

(2)	Recent Accounting Standards

In July 2011, the FASB issued guidance to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. A health insurer’s portion of the annual fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk for each applicable calendar year. We adopted the provisions of this guidance on January 1, 2014 and recorded a liability in the consolidated accounts payable and accrued liabilities in the first quarter of 2014 of approximately $28,500 representing an estimate of the fee for 2014.  A corresponding deferred cost was recorded in the consolidated other assets.  The Corporation will update this estimate for any adjustment in subsequent quarters.  During the three months ended March 31, 2014, approximately $7,100 of the deferred cost was recognized within the consolidated operating expenses; the remainder will be recognized on a straight-line basis over the balance of 2014.  For federal income tax purposes, the fee is treated as an excise tax, for which no deduction is allowed under the Internal Revenue Code.

On July 18, 2013, the FASB issued guidance regarding the presentation in the statement of financial position of an unrecognized tax benefit when a net operating loss carry-forward or a tax credit carry-forward exists.  In particular, the guidance provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward, with one exception.  That exception states that, to the extent a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This guidance is effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2013.  The Company adopted this guidance on January 1, 2014; there was no significant impact on our financial position or results of operations as a result of the adoption.

On March 14, 2014, the FASB issued guidance that amended the Master Glossary of the Accounting Standards Codification (“ASC”), including technical corrections related to glossary links, glossary term deletions, and glossary term name changes.  In addition, this guidance included more substantive, limited-scope improvements to reduce instances of the same term appearing multiple times in the Master Glossary with similar, but not entirely identical, definitions.  These are items that represent narrow and incremental improvements to U.S. GAAP and are not purely technical corrections and affect a wide variety of Topics in the ASC.  The amendments in this guidance apply to all reporting entities within the scope of the affected accounting guidance and are effective upon issuance for both public entities and nonpublic entities.  The Company adopted this guidance upon issuance with no impact on our financial position and results of operations.

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months ended March 31, 2014 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

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

The following tables summarize the operations by reportable segment for the three months ended March 31, 2014 and 2013:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Operating revenues:
Managed Care:
Premiums earned, net	$483,686	$493,468
Administrative service fees	29,750	27,110
Intersegment premiums/service fees	1,337	1,407
Net investment income	3,704	3,921
Total managed care	518,477	525,906
Life Insurance:
Premiums earned, net	34,864	31,727
Intersegment premiums	105	112
Net investment income	5,654	5,295
Total life insurance	40,623	37,134
Property and Casualty Insurance:
Premiums earned, net	23,302	24,766
Intersegment premiums	153	153
Net investment income	1,924	1,975
Total property and casualty insurance	25,379	26,894
Other segments: *
Intersegment service revenues	1,714	3,198
Operating revenues from external sources	1,494	1,187
Total other segments	3,208	4,385
Total business segments	587,687	594,319
TSM operating revenues from external sources	39	140
Elimination of intersegment premiums/service fees	(1,595)	(1,672)
Elimination of intersegment service revenues	(1,714)	(3,198)
Other intersegment eliminations	30	36
Consolidated operating revenues	$584,447	$589,625

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Operating income:
Managed care	$4,122	$20,495
Life insurance	5,214	4,042
Property and casualty insurance	697	384
Other segments *	(365)	(533)
Total business segments	9,668	24,388
TSM operating revenues from external sources	39	140
TSM unallocated operating expenses	(2,163)	(3,967)
Elimination of TSM intersegment charges	2,429	2,199
Consolidated operating income	9,973	22,760
Consolidated net realized investment gains	126	1,888
Consolidated interest expense	(2,305)	(2,384)
Consolidated other income, net	246	481
Consolidated income before taxes	$8,040	$22,745

Depreciation and amortization expense:
Managed care	$4,285	$5,439
Life insurance	223	205
Property and casualty insurance	123	136
Other segments*	258	262
Total business segments	4,889	6,042
TSM depreciation expense	216	217
Consolidated depreciation and amortization expense	$5,105	$6,259

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	March 31,	December 31,
	2014	2013
Assets:
Managed care	$985,450	$934,467
Life insurance	718,240	698,650
Property and casualty insurance	348,091	346,212
Other segments *	27,389	28,407
Total business segments	2,079,170	2,007,736
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	28,347	28,316
Property and equipment, net	21,062	21,278
Other assets	26,026	26,406
	75,435	76,000
Elimination entries-intersegment receivables and others	(30,232)	(36,112)
Consolidated total assets	$2,124,373	$2,047,624

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$123,439	$1,328	$(303)	$124,464
U.S. Treasury securities and obligations of U.S. government instrumentalities	38,047	946	-	38,993
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	48,686	563	(2,216)	47,033
Municipal securities	574,272	32,334	(1,001)	605,605
Corporate bonds	168,536	13,912	(631)	181,817
Residential mortgage-backed securities	6,766	346	-	7,112
Collateralized mortgage obligations	81,584	2,979	(108)	84,455
Total fixed maturities	1,041,330	52,408	(4,259)	1,089,479
Equity securities-Mutual funds	177,496	55,282	(50)	232,728
Total	$1,218,826	$107,690	$(4,309)	$1,322,207

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$104,317	$1,854	$(380)	$105,791
U.S. Treasury securities and obligations of U.S. government instrumentalities	38,131	1,068	-	39,199
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	49,557	262	(4,814)	45,005
Municipal securities	597,297	19,328	(5,182)	611,443
Corporate bonds	146,936	9,883	(879)	155,940
Residential mortgage-backed securities	7,388	324	(9)	7,703
Collateralized mortgage obligations	87,854	3,072	(133)	90,793
Total fixed maturities	1,031,480	35,791	(11,397)	1,055,874
Equity securities-Mutual funds	187,356	53,013	(436)	239,933
Total	$1,218,836	$88,804	$(11,833)	$1,295,807

	March 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$1,793	$8	$-	$1,801
U.S. Treasury securities and obligations of U.S. government instrumentalities	622	145	-	767
Residential mortgage-backed securities	217	19	-	236
Certificates of deposit	3,629	-	-	3,629
Total	$6,261	$172	$-	$6,433

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
Obligations of government-sponsored enterprises	$1,793	$26	$-	$1,819
U.S. Treasury securities and obligations of U.S. government instrumentalities	622	117	-	739
Residential mortgage-backed securities	346	27	-	373
Certificates of deposit	3,378	-	-	3,378
Total	$6,139	$170	$-	$6,309

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$69,932	$(303)	5	$-	$-	-	$69,932	$(303)	5
Obligations of government-Commonwealth of Puerto Rico and its instrumentalities	17,219	(2,216)	9	-	-	-	17,219	(2,216)	9
Municipal securities	87,700	(1,001)	21	-	-	-	87,700	(1,001)	21
Corporate bonds	59,492	(497)	18	5,810	(134)	1	65,302	(631)	19
Collateralized mortgage obligations	2,913	(4)	1	8,784	(104)	3	11,697	(108)	4
Total fixed maturities	237,256	(4,021)	54	14,594	(238)	4	251,850	(4,259)	58
Equity securities-Mutual funds	5,450	(50)	1	-	-	-	5,450	(50)	1
Total for securities available for sale	$242,706	$(4,071)	55	$14,594	$(238)	4	$257,300	$(4,309)	59

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2013
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities
Securites available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$46,797	$(380)	4	$-	$-	-	46,797	(380)	4
Obligations of government-Commonwealth of Puerto Rico and its instrumentalities	22,285	(4,814)	13	-	-	-	22,285	(4,814)	13
Municipal securities	234,594	(5,145)	51	4,646	(37)	1	239,240	(5,182)	52
Corporate bonds	45,203	(879)	19	-	-	-	45,203	(879)	19
Residential mortgage-backed securities	24	(9)	6	-	-	-	24	(9)	6
Collateralized mortgage obligations	1,106	(6)	3	9,469	(127)	3	10,575	(133)	6
Total fixed maturities	350,009	(11,233)	96	14,115	(164)	4	364,124	(11,397)	100
Equity securities-Mutual funds	25,231	(436)	7	-	-	-	25,231	(436)	7
Total for securities available for sale	$375,240	$(11,669)	103	$14,115	$(164)	4	$389,355	$(11,833)	107

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

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $22,166 and an unrealized gain of $224, (2) Cofina bonds with a fair value of $22,251 and an unrealized gain and loss of $304 and $2,080, respectively, and (3) bonds of various other Puerto Rico issuers with a fair value of $2,616 and an unrealized gain and loss of $35 and $136, respectively.   Escrowed bonds are backed by U.S. Government securities and therefore have an implicit AA+/Aaa rating. Cofina bonds, issued by the Sales Tax Financing Corporation, are senior lien and are rated AA-/Baa1. Other Puerto Rico holdings with a total fair value of $1,804 are rated below investment grade.

The Cofina or sales tax bonds are secured by a 7% sales tax levied on the island, of which 1.5% goes to municipalities. Of the remaining 5.5%, the larger of 3.50% or a base amount is pledged to the sales tax bonds. The percentage pledged to the sales tax bonds was increased in October 2013 from 2.75% to 3.50%. Both senior lien and subordinated sales tax bonds are outstanding; our positions are senior lien bonds. In terms of flow of funds, the 5.5% remaining revenue is first used for debt service on the senior lien bonds, then for debt service on the subordinated bonds and the excess flows into the General Fund.

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

Moody’s downgraded Cofina senior bonds to Baa1 on February 7, 2014 and maintained a negative outlook. The downgrade reflects the weak economy of the Commonwealth and limited growth in sales tax revenues. Moody’s notes that measures have been taken to stabilize the fiscal situation, but economic recovery prospects remain weak. The current four notch rating differential between General Obligation bonds (Ba2) and Cofina Senior bonds (Baa1) reflects Moody’s view of a strong legal separation between the two credits.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The bonds of various other Puerto Rico issuers, which are mentioned above, consist of Cofina subordinated lien (A+ negative outlook, Baa2 negative outlook), General Obligation bonds insured by National Public Finance Guarantee (A stable outlook, Baa1 positive outlook), Government Development Bank notes (BB negative watch, Ba2 negative outlook) and PREPA notes (BBB negative outlook, Ba2 negative outlook).

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

Corporate Bonds:  The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions.  All corporate bonds with an unrealized loss have investment grade ratings and, except for one position, which has been with an unrealized loss for over than twelve months, have been in an unrealized loss position for less than twelve months.  Because the decline in estimated fair value is principally attributable to changes in interest rates; the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Collateralized mortgage obligations:  The unrealized losses on investments in collateralized mortgage obligations (“CMOs”) were mostly caused by fluctuations in interest rates and credit spreads.  The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise.  Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Corporation owns.  The Corporation does not consider these investments other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality; the Corporation does not intend to sell the investments and it is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows.

Mutual Funds: As of March 31, 2014, investments in mutual funds with unrealized losses are not considered other-than-temporarily impaired because the funds have been in an unrealized loss position for less than six months.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Maturities of investment securities classified as available for sale and held to maturity at March 31, 2014 were as follows:

	March 31, 2014
	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$57,470	$58,066
Due after one year through five years	308,160	314,248
Due after five years through ten years	106,689	112,097
Due after ten years	480,661	513,501
Residential mortgage-backed securities	6,766	7,112
Collateralized mortgage obligations	81,584	84,455
	$1,041,330	$1,089,479
Securities held to maturity:
Due in one year or less	$3,629	$3,629
Due after five years through ten years	1,793	1,801
Due after ten years	622	767
Residential mortgage-backed securities	217	236
	$6,261	$6,433

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Information regarding realized and unrealized gains and losses from investments for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended
	March 31,
	2014	2013
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$1,323	$994
Gross losses from sales	(1,845)	(185)
Total debt securities	(522)	809
Securities available for sale:
Gross gains from sales	1,919	1,100
Gross losses from sales	(1,271)	(21)
Total equity securities	648	1,079
Net realized gains on securities	$126	$1,888

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,
	2014	2013
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$23,755	$(4,212)
Equity securities – available for sale	2,655	12,024
	$26,410	$7,812
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$2	$(30)

The deferred tax liability on unrealized gains change recognized in accumulated other comprehensive income during the three months ended March 31, 2014 and 2013 was $4,108 and $1,170, respectively.

As of March 31, 2014 and December 31, 2013, no individual investment in securities exceeded 10% of stockholders’ equity.

The components of net investment income were as follows:

	Three months ended
	March 31,
	2014	2013
Fixed maturities	$9,670	$9,319
Equity securities	1,346	1,718
Policy loans	125	114
Cash equivalents and interest-bearing deposits	12	28
Other	198	188
Total	$11,351	$11,367

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
Premiums	$123,999	$108,963
Self-funded group receivables	63,162	55,598
FEHBP	12,486	11,804
Agent balances	26,105	27,655
Accrued interest	10,512	11,879
Reinsurance recoverable	52,186	46,116
Other	39,181	34,473
	327,631	296,488
Less allowance for doubtful receivables:
Premiums	16,265	14,403
Other	7,114	7,146
	23,379	21,549
Total premiums and other receivables, net	$304,252	$274,939

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Claim Liabilities

The activity in the total claim liabilities for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended
	March 31,
	2014	2013
Claim liabilities at beginning of period	$420,421	$416,918
Reinsurance recoverable on claim liabilities	(37,557)	(39,051)
Net claim liabilities at beginning of period	382,864	377,867
Incurred claims and loss-adjustment expenses:
Current period insured events	470,371	472,056
Prior period insured events	(26,519)	(25,061)
Total	443,852	446,995
Payments of losses and loss-adjustment expenses:
Current period insured events	241,871	217,818
Prior period insured events	178,750	230,676
Total	420,621	448,494
Net claim liabilities at end of period	406,095	376,368
Reinsurance recoverable on claim liabilities	40,615	37,756
Claim liabilities at end of period	$446,710	$414,124

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2014 and 2013 is due primarily to better than expected cost and utilization trends.  Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $5,255 and $5,005 during the three months ended March 31, 2014 and 2013, respectively.

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

The following tables summarize fair value measurements by level at March 31, 2014 and December 31, 2013 for assets measured at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$124,464	$-	$124,464
U.S. Treasury securities and obligations of U.S government instrumentalities	38,993	-	-	38,993
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	47,033	-	47,033
Municipal securities	-	605,605	-	605,605
Corporate bonds	-	181,817	-	181,817
Residential agency mortgage-backed securities	-	7,112	-	7,112
Collateralized mortgage obligations	-	84,455	-	84,455
Total fixed maturities	38,993	1,050,486	-	1,089,479
Equity securities
Mutual funds	161,015	52,845	18,868	232,728
Total equity securities	161,015	52,845	18,868	232,728
Total	$200,008	$1,103,331	$18,868	$1,322,207

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$105,791	$-	$105,791
U.S. Treasury securities and obligations of U.S government instrumentalities	39,199	-	-	39,199
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	45,005	-	45,005
Municipal securities	-	611,443	-	611,443
Corporate bonds	-	155,940	-	155,940
Residential agency mortgage-backed securities	-	7,703	-	7,703
Collateralized mortgage obligations	-	90,793	-	90,793
Total fixed maturities	39,199	1,016,675	-	1,055,874
Equity securities
Mutual funds	158,281	63,742	17,910	239,933
Total equity securities	158,281	63,742	17,910	239,933
Total	$197,480	$1,080,417	$17,910	$1,295,807

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The fair value of fixed maturity and equity securities included in the Level 2 category were based on market values obtained from independent pricing services, which utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and when available loan performance data.  Because many fixed income securities do not trade on a daily basis, the models used by independent pricing service providers to prepare evaluations apply available information, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.  For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available.  The independent pricing service providers monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants. The fair value of the mutual funds private equity included in the Level 3 category was based on the net asset value (NAV) which is affected by the changes in the fair market value of the investments held in the funds.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers in and/or out of Level 3 and between Levels 1 and 2 during the three months ended March 31, 2014 and 2013.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013 is as follows:

	Three months ended
	March 31, 2014			March 31, 2013
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$17,910	$17,910	$-	$12,822	$12,822
Unrealized gain in other accumulated comprehensive income	-	958	958	-	961	961
Purchases	-	-	-	-	1,000	1,000
Ending balance	$-	$18,868	$18,868	$-	$14,783	$14,783

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,734	$-	$6,734	$-	$6,734

Liabilities:
Policyholder deposits	$115,561	$-	$115,561	$-	$115,561
Long-term borrowings:
Loans payable to bank - variable	15,697	-	15,697	-	15,697
Loans payable to bank - fixed	13,107	-	13,107	-	13,107
6.6% senior unsecured notes payable	35,000	-	33,688	-	33,688
Repurchase agreement	25,000	-	25,575	-	25,575
Total long-term borrowings	88,804	-	88,067	-	88,067
Total liabilities	$204,365	$-	$203,628	$-	$203,628

	December 31, 2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,705	$-	$6,705	$-	$6,705

Liabilities:
Policyholder deposits	$115,923	$-	$115,923	$-	$115,923
Long-term borrowings:
Loans payable to bank - variable	16,107	-	16,107	-	16,107
Loans payable to bank - fixed	13,195	-	13,195	-	13,195
6.6% senior unsecured notes payable	35,000	-	33,775	-	33,775
Repurchase agreement	25,000	-	25,638	-	25,638
Total long-term borrowings	89,302	-	88,715	-	88,715
Total liabilities	$205,225	$-	$204,638	$-	$204,638

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(8)	Share-Based Compensation

Share-based compensation expense recorded during the three months ended March 31, 2014 and 2013 was $625 and $678, respectively.  There were no stock option exercises during the three months ended March 31, 2014 and 2013.  No non-cash exercises of stock options were done during the three months ended March 31, 2014 and 2013.

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Net unrealized gain on securities	Liability for pension benefits	Accumulated other comprehensive income

Balance at January 1, 2014	$65,584	$(33,455)	$32,129
Other comprehensive income before reclassifications	22,409	-	22,409
Amounts reclassified from accumulated other comprehensive income	(107)	631	524
Net current period change	22,302	631	22,933
Balance at March 31, 2014	$87,886	$(32,824)	$55,062

(10)	Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries.  The Corporation and its subsidiaries are subject to Puerto Rico income taxes.  The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income.  As of March 31, 2014, tax years 2009 through 2013 of the Company and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

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

The Corporation, through one of its Managed Care corporations, has a branch in the United States Virgin Islands that is subject to a 5% premium tax on policies underwritten therein. As a qualified foreign insurance company, the Company is subject to income taxes in the U.S. Virgin Islands, which has implemented a mirror tax law based on the U.S. Tax Code.  The operations of U.S. Virgin Islands had certain net operating losses for U.S. Virgin Islands tax purposes for which a valuation allowance has been recorded.

Companies within our Life Insurance segment operate as qualified domestic life insurance companies and are subject to the alternative minimum tax and taxes on its capital gains.

All other corporations within the group are subject to Puerto Rico income taxes as a regular corporation, as defined in the P.R. Internal Revenue Code, as amended.  The holding company within the American Health (“AH”) group of companies is a U.S.-based corporation and is subject to U.S. federal income taxes.  This U.S.-based corporation within our group has not provided U.S. deferred taxes on an outside basis difference created as a result of the business combination of AH and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.  The total outside basis difference at December 31, 2013 is estimated at $56,000.  We do not intend to repatriate earnings to fund U.S. and Puerto Rico operations nor do any transaction that would cause a reversal of that outside basis difference.  Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability if such outside basis difference was reversed.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

On January 31, 2011 the Government of Puerto Rico approved a reduction of the maximum corporate income tax rate from 40.95% to approximately 30%, including the elimination of a 5% additional special tax over the tax obligation imposed for corporations, as well as adding several tax credits and deductions, among other tax reliefs and changes.  One of the companies acquired in the AH transaction elected to continue filing its tax returns under the rules prescribed by the previous Puerto Rico tax code. This election can be revoked now, according the provisions of the newly enacted Puerto Rico tax code.

On June 30, 2013 the Governor of Puerto Rico signed into law Puerto Rico’s Act No.40, known as the “Tax Burden Adjustment and Redistribution Act’’ and other Acts, which among other things, increased the maximum corporate income tax rate from 30% to 39%.  This tax rate applies to fiscal years starting after December 31, 2012. These new laws also include some amendments to the computations of the corporate alternative minimum tax, including the consideration of an additional tax on gross revenues. In addition, the law established a premium tax of 1% on premiums earned after June 30, 2013, except for annuity deposits, and premiums derived from Medicare Advantage and Medicaid programs.

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

(11)	Pension Plan

The components of net periodic benefit cost for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
	March 31,
	2014	2013
Components of net periodic benefit cost:
Service cost	$1,027	$1,023
Interest cost	2,261	1,952
Expected return on assets	(2,073)	(1,696)
Amortization of prior service benefit	(121)	(113)
Amortization of actuarial loss	1,156	1,784
Net periodic benefit cost	$2,250	$2,950

Employer contributions:   The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2013 that it expected to contribute $8,000 to its pension program in 2014.  As of March 31, 2014, the Corporation has not made contributions to the pension program.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(12)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013:

	Three months ended
	March 31,
	2014	2013
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$6,955	$17,238
Denominator for basic earnings per share:
Weighted average of common shares	27,268,046	28,285,925
Effect of dilutive securities	99,983	84,534
Denominator for diluted earnings per share	27,368,029	28,370,459
Basic net income per share attributable to TSM	$0.26	$0.61
Diluted net income per share attributable to TSM	$0.25	$0.61

(13)	Contingencies

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

As of March 31, 2014, we are involved in various legal actions arising in the ordinary course of business. We are also defendants in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although we believe our estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.  The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any. Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material adverse effect on the consolidated financial condition, operating results and/or cash flows of the Company.

Additionally, we may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have contractual rights to acquire shares of the Company on favorable terms pursuant to (“Share Acquisition Agreements”) or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.

Claims by Heirs of Former Shareholders

The Company and TSS are defending seven individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 102 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company's (or its predecessors' or affiliates') articles of incorporation and bylaws was improper.

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

In the third case, entitled Heirs of Dr. Juan Acevedo, et al, v. Triple-S Management Corporation, et al, the court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Court of First Instance. Our request for reconsideration was denied in December 2011. Trial is set to begin November 1, 2014.

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

The seventh case, entitled Allende Santos, et al, v. Triple-S Salud, et al, was filed on March 28, 2014.  The Company will file its response and intends to vigorously defend this claim.

Management believes the aforesaid claims are time barred under one or more statutes of limitations and will vigorously defend them on these grounds; however, as a result of the Supreme Court’s decision to deny the applicability of the statute of limitations contained in the local securities law, some of these claims will likely be litigated on their merits.

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

Dentists Association Litigation

On February 11, 2009, the Puerto Rico Dentists Association (“Colegio de Cirujanos Dentistas de Puerto Rico,” in Spanish) filed a complaint in the Court of First Instance against 24 health plans operating in Puerto Rico that offer dental health coverage. The Company and two of its subsidiaries, TSS and Triple-C, Inc. (“TCI”), were included as defendants. This litigation purports to be a class action filed on behalf of Puerto Rico dentists who are similarly situated.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Company, opposed. On February 8, 2011, the federal district court in Puerto Rico decided to retain jurisdiction. The defendants filed a joint motion to dismiss the case on the merits. On August 31, 2011, the District Court dismissed all of plaintiffs' claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005 (“CAFA”). Plaintiffs moved the court to reconsider its August 31, 2011 decision and the defendants did the same, arguing that the breach of contract claim failed to state a claim upon which relief can be granted. On May 2, 2012, the court denied the plaintiffs' motion. On May 31, 2012, plaintiffs appealed the District Court's dismissal of their complaint and the denial of plaintiffs’ motion for reconsideration. The Court of Appeals for the First Circuit dismissed the appeal for lack of jurisdiction. On September 25, 2012 the District Court denied without prejudice the defendants’ motion for reconsideration. On October 10, 2012 the parties filed their briefs with respect to class certification.  On March 13, 2013, the district court denied plaintiffs’ request for class certification and ordered the parties to brief the court on whether jurisdiction still exists under CAFA following such denial. On April 24, 2013, all parties briefed the court on this issue.  On September 6, 2013, the District Court dismissed the Dentist Association for lack of associational standing, leaving only the individual dentists as plaintiffs.  The court also granted plaintiffs’ leave to amend, on or before September 23, 2013, their complaint to address mediation or settlement negotiations and, to cure deficiencies pertaining to the breach-of-contract claims.  On December 23, 2013, five plaintiffs filed a Second Amended Complaint (“SAC”) seeking damages in the amount of $30 in which the dentists alleged that defendants altered the coding of the claims billed by the dentist, resulting in a lower payment.  Only one of the five plaintiffs presented a claim against the Company.  On January 31, 2014, the Company answered the complaint.  On April 11, 2014, TSS filed a motion to compel arbitration, as provided by the claimant’s provider contract.  Court’s decision on this motion is still pending.  On April 24, 2014, the Company and the claimant filed a voluntary dismissal with prejudice.  TSS and TCI continue to be part of the claim.  The court allowed plaintiffs to conduct limited discovery, which is currently ongoing.

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the BCBSA in a multi-district class action litigation filed on July 24, 2012 that alleges that the exclusive service area (“ESA”) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama.  Prior to centralization, motions have been filed to dismiss some of the cases and are pending the court’s decision.  Plaintiffs opposed TSS’ motion to dismiss.  On April 9, 2014, the court held an argumentative hearing to discuss the motions to dismiss.  During the hearing, the Court did not issue a ruling on the motions to dismiss thus, decision on said motions are still pending. Discovery has not yet commenced. The Company has joined BCBSA in vigorously contesting these claims.

Claims Relating to the Provision of Health Care Services

TSS is defendant in several claims for collection of monies in connection with the provision of health care services. Among them are individual complaints filed before the Puerto Rico Health Insurance Administration by six community health centers that contain allegations of breach of contract due to unpaid invoices for emergency services rendered to TSS-insured patients pursuant to the Puerto Rico Patients’ Bill of Rights.  Such claims have an aggregate of $9,597.  Discovery has not yet commenced in these complaints, and given their early stage, the Company cannot assess the probability of an adverse outcome or the reasonable financial impact that any such outcome may have on the Company.  However, we believe these complaints are time-barred and intend to vigorously defend them on these and other grounds.

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

On February 11, 2014, ASES notified TSS of its intention to impose a civil monetary penalty of $6,778 and other administrative sanctions with respect to the breach described above involving 13,336 of our dual eligible Medicare beneficiaries. The sanctions include the suspension of all new enrollments of dual eligible Medicare beneficiaries and the obligation to notify affected individuals of their right to disenroll. In its letter, ASES alleged TSS has failed to take all required steps in response to the breach. ASES subsequently informed TSS that it expected TSS to cease such enrollment immediately and TSS complied. On February 20, 2014, TSS submitted a corrective action plan and, on February 21, 2014, ASES requested TSS to provide additional information in connection with the corrective action plan.  On February 26, 2014, ASES temporarily lifted the sanctions related to the enrollment of dual eligible Medicare beneficiaries subject to the approval of the corrective action plan.  On March 6, 2014, ASES confirmed its determination regarding the lift of the enrollment sanction and notified its intention to provide TSS a corrective action plan.  On March 11, 2014, TSS filed an answer challenging the monetary civil penalty and requesting an administrative hearing and simultaneously filed a notice of removal in the federal District Court for the District of Puerto Rico.  TSS alleges that the administrative proceeding should be dismissed on several grounds, including lack of jurisdiction.  On April 10, 2014, ASES filed a motion to remand, and, on April 24, 2014 TSS filed its opposition.

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

In connection with this event, on February 10, 2014, one individual, on his behalf and on behalf of his spouse, filed suit against TSS in the Court of First Instance of Puerto Rico asserting emotional damages due the disclosure of his protected health information.  Also, on February 24, 2014, another individual filed a class-action suit against TSS claiming approximately $20,000 in damages.  On February 27, 2014, TSS filed a motion to dismiss the class-action suit based on several grounds, including lack of standing.  The court ordered plaintiff to submit an opposition to TSS’ motion to dismiss, subject to the dismissal of the claim if plaintiff fail to comply. Plaintiff filed its opposition on March 12, 2014 and, on April 14, 2014, TSS replied.  Court’s ruling on the motions is pending.  The Company intends to vigorously defend against these claims.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(14)	Business Combination

Effective November 7, 2013, the Company’s subsidiary Triple-S Vida, Inc. ("TSV") completed the acquisition of 100% of the outstanding capital stock of Atlantic Southern Insurance Company ("ASICO"), an insurer dedicated to the sale of individual life and cancer insurance in Puerto Rico, as well as individual and group health insurance in the U.S. Virgin Islands, British Virgin Islands, Anguilla and Costa Rica. After this acquisition the Company expects to solidify its position in the life insurance business in Puerto Rico. The Company accounted for this acquisition in accordance with the provisions of Accounting Standard Codification Topic 805, Business Combinations. The results of operations and financial condition of Atlantic Southern Insurance Company are included in the accompanying consolidated financial statements for the period following the effective date of the acquisition. The aggregate purchase price of the acquired entity was $9,413. Direct costs related to the acquisition amounted to $435.

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

Cash	$2,544
Escrow funds for pension liability	3,600
Escrow funds for contingencies and pension termination costs	2,900
Due to seller	804
Acquisition costs reimbursed to seller	(435)
Total purchase price	$9,413

Investments and cash and cash equivalents	$13,292
Premiums and other receivables	915
Property and equipment	9
VOBA	4,499
Other assets	265
Deferred tax asset	133
Future policy benefits and claim liabilities	(6,440)
Claim and policyholders liabilities	(2,123)
Accounts payable and accrued liabilities	(1,137)
Total net assets	$9,413

On October 31, 2013, we recognized a VOBA asset of $4,499, resulting from the ASICO transaction in the consolidated balance sheet. During the three months ended March 31, 2014, we recognized $165 of amortization expense related to the VOBA asset.

The consolidated statement of earnings for the three months ended March 31, 2014 includes $2,057 in operating revenues and a $307 net gain related to ASICO. The following unaudited pro forma financial information presents the combined results of operations of the Company and ASICO as if the acquisition had occurred at the beginning of 2012. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

March 31,
2013
Operating revenues	$591,871
Net Income	$16,994
Basic net income per share	$0.60
Diluted net income per share	$0.60

The above unaudited pro forma operating revenues and net income considers an estimated acquisition adjustment related to the VOBA asset, including an amortization expense of $115 for the three months ended March 31, 2013.

(15)	Subsequent Events

The Company evaluated subsequent events through the date that these consolidated interim financial statements were issued.  No other events have occurred that require disclosure or adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months ended March 31, 2014.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2013 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2014 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (“PDP”)) markets.  In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Reform (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (“Medicaid”), by administering the provision of the physical health component in designated service regions in Puerto Rico.  For the three months ended March 31, 2014, operating income generated under the Medicaid program represented 34% of our consolidated operating income, due in part to the reduction experienced in the operating income.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the BCBS name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of December 31, 2013, we served approximately 2,188,000 members across all regions of Puerto Rico.  For the three months ended March 31, 2014, our managed care segment represented approximately 89% of our total consolidated premiums earned, net and approximately 44% of our operating income.  We also have significant positions in the life insurance and property and casualty insurance markets.  Our life insurance segment had a market share of approximately 13.9% (in terms of direct premiums) during the year ended December 31, 2012.  Our property and casualty segment had a market share of approximately 8.5% (in terms of direct premiums) during the nine-month period ended September 30, 2013.

We participate in the managed care market through our subsidiaries, TSS and AH.  TSS and AH are BCBSA licensees, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico and the U.S. Virgin Islands.

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 7% and 4%, respectively, of our consolidated premiums earned, net for the three months ended March 31, 2014.

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

	Three months ended
	March 31,
(Dollar amounts in millions)	2014	2013
Premiums earned, net:
Managed care	$484.0	$493.9
Life insurance	35.0	31.8
Property and casualty insurance	23.5	24.9
Intersegment premiums earned	(0.6)	(0.6)
Consolidated premiums earned, net	$541.9	$550.0
Administrative service fees:
Managed care	$30.7	$28.1
Intersegment administrative service fees	(1.0)	(1.0)
Consolidated administrative service fees	$29.7	$27.1
Operating income:
Managed care	$4.1	$20.5
Life insurance	5.2	4.0
Property and casualty insurance	0.7	0.4
Intersegment and other	-	(2.2)
Consolidated operating income	$10.0	$22.7

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

Claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders.  Each segment’s results of operations depend to a significant extent on their ability to accurately predict and effectively manage claims.  A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period.  Operating expenses consist primarily of compensation, commission payments to brokers and other overhead business expenses. Operating expenses of 2014 includes the estimated Health Insurance Providers Fee payable under the Affordable Care Act (ACA).

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

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of government fiscal year 2006, during which the real gross national product grew by only 0.5%.  For fiscal years 2007, 2008, 2009, 2010 and 2011 the real gross national product contracted by 1.2%, 2.9%, 3.8%, 3.6%, and 1.6% respectively.  For fiscal year 2012 Puerto Rico’s gross national product grew by 0.1%.  In October 2013, the Puerto Rico Planning Board (the “Planning Board”) released its revised gross national product forecast for fiscal years 2013 and 2014.  The gross national product forecast for fiscal year 2013 was revised downward from a projected growth of 0.4% increase to contraction of 0.3%.  The Planning Board’s forecast for fiscal year 2014 was also revised downward from projected growth of 0.2% to a contraction of 0.8%.

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

The economy of Puerto Rico is closely linked to that of the United States, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies and results of the U.S.  These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures.  In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy.  However, in recent years economic growth in Puerto Rico has not been consistent with the performance of the United States economy.  Since 2000, the government has faced a number of fiscal challenges, including an imbalance between its general fund revenues and expenditures, reaching its highest level in fiscal year 2009 with a deficit of $3.3 billion.  In the past, the Government of Puerto Rico generally bridged deficits through the use of non-recurring measures, such as borrowings, postponing payments to suppliers, and other one-time measures such as the use of derivatives and borrowings collateralized with government-owned real estate.  Recurring budget deficits have substantially increased the amount of public sector debt.  The total outstanding public sector debt amounted to $70.0 billion as of June 30, 2013.

Recent Measures

In recent years, the Government of Puerto Rico has been focused on implementing measures to achieve fiscal balance, restore economic growth, and find solutions for its underfunded pension system and thereby safeguarding the investment-grade ratings of its bonds.  Measures taken include (1) a reduction in the amount of government employees, (2) tax reform, (3) privatization of the Luis Muñoz Marín airport in San Juan and certain highways through public-private partnerships, and, more recently, (4) pension reform reducing benefits and increasing the retirement age.

On June 30, 2013 the Governor of Puerto Rico signed into law significant changes to the Puerto Rico Internal Revenue Code of 2011, as amended (“the 2011 Code”).  Relevant amendments to the 2011 Code impacting income taxes include the expansion of the corporate alternative minimum tax and individual alternative basic tax in lieu of the proposed "National Gross Receipts Tax", a moratorium on tax credits, modified excise taxes, sales and use taxes, and taxes on insurance premiums.  These changes, as applicable, have been considered and recorded in the Corporation’s financial statements as of and for the three months ended March 31, 2014.  In addition to the changes in the 2011 Code, the Government of Puerto Rico may take other revenue raising measures, which could have a material adverse effect on our business, financial condition and results of operations.

In October 2013, a bill to expand the role of the Sales Tax Financing Corporation, also known as Cofina, that allows this entity issue additional bonds, was signed into law.  The amendments increase the Sales and Use Tax percentage allocated to Cofina from 2.75% to 3.50%, and allows the use of these funds for financings related to the budgets of fiscal years 2012, 2013 and 2014.  In December 2013 a bill to reform the Teachers’ Retirement System was signed into law. However, on April 11, 2014, the Supreme Court of Puerto Rico ruled that amendments to the Teacher's retirement systems are applicable only to those beneficiaries entering the retirement systems after the enactment of the reform.

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

On March 12, 2014 the Commonwealth issued $3.5 billion in General Obligation bonds. This issuance improves the liquidity of the Commonwealth and addresses some of the concerns expressed by the rating agencies.

Managed Care – Medicaid Business

On February 5, 2014 the Government of Puerto Rico issued a Request for Proposal (RFP) process for the Medicaid business and announced its intention to convert the current program to a managed care organization model. Also, selected contractors will be at risk for the provision of the physical and behavioral health components of the program.  On March 21, 2014, we submitted our proposal to participate in the competitive bid process to retain the Medicaid business under constrain conditions. On April 15, 2014, ASES announced that TSS and two other companies are currently considered in the bid process.  There is no guarantee that we will be selected to continue providing services under the managed care organization model.  If we are selected, we may not retain the right to service a particular geographical area in which we currently operate after the expiration of our current contract.  If we are selected as a provider under the managed care organization model, we will be at risk for the cost of services provided to members which can be unpredictable, thus we cannot assure that any new contract for this program will be profitable, or that any such contract will be as profitable to TSS as our current administrative services contract.  Our current contract for the Medicaid business is subject to termination in the event of any non-compliance by TSS that is not corrected or cured to the satisfaction of ASES, the government entity overseeing this program, or on 90 days’ prior written notice in the event that ASES, determines that there is an insufficiency of funds to finance the program.  For the three months ended March 31, 2014, operating income generated under this contract represented 34% of our consolidated operating income.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of March 31,
	2014	2013
Managed care enrollment:
Commercial [1]	638,901	686,706
Medicare [2]	119,817	113,821
Medicaid [3]	1,398,243	874,169
Total	2,156,961	1,674,696
Managed care enrollment by funding arrangement:
Fully-insured	550,220	579,186
Self-insured	1,606,741	1,095,510
Total	2,156,961	1,674,696

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
(3)	All are self-funded members.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended
	March 31,
(Dollar amounts in millions)	2014	2013
Revenues:
Premiums earned, net	$541.9	$550.0
Administrative service fees	29.7	27.1
Net investment income	11.4	11.3
Other operating revenues	1.5	1.2
Total operating revenues	584.5	589.6
Net realized investment gains	0.1	1.9
Other income, net	0.3	0.5
Total revenues	584.9	592.0
Benefits and expenses:
Claims incurred	449.1	452.0
Operating expenses	125.4	114.9
Total operating expenses	574.5	566.9
Interest expense	2.3	2.4
Total benefits and expenses	576.8	569.3
Income before taxes	8.1	22.7
Income tax expense	1.1	5.5
Net income attributable to TSM	$7.0	$17.2

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating Revenues

Consolidated premiums earned, net for the three months ended March 31, 2014 decreased by $8.1 million, or 1.5%, to $541.9 million when compared to the three months ended March 31, 2013.  This decrease is the net result of decreases in the premiums earned, net of the Managed Care and the Property and Casualty Insurance segments of $9.8 million and $1.4 million, respectively, offset in part by a $3.1 million increase in Life Insurance premiums.

The consolidated administrative service fees of $29.7 million increased by $2.6 million, or 9.6%, when compared to prior period.

Net Realized Investment Gains

Consolidated net realized investment gains of $0.1 million during the 2014 period are the result of net realized gains, mainly from the sale of debt securities.

Claims Incurred

Consolidated claims incurred decreased by $2.9 million, or 0.6%, to $449.1 million during the three months ended March 31, 2014 when compared to the claims incurred during the three months ended March 31, 2013, mostly in the Medicare and Commercial businesses of the Managed Care segment.  Medical claims incurred in Managed Care decreased mostly as a result of lower member month enrollment in the 2014 period.  The consolidated loss ratio increased by 60 basis points to 82.8%.

Operating Expenses

Consolidated operating expenses during the three months ended March 31, 2014 increased by $10.5 million, or 9.1%, to $125.4 million as compared to the operating expenses during the three months ended March 31, 2013.  For the three months ended March 31, 2014, the consolidated operating expense ratio increased by 200 basis points to 21.9%.  The higher operating expenses and operating expenses ratio are mainly related to $7.1 million of Health Insurance Providers Fee that became effective on January 1, 2014, $2.6 million of premium taxes that became effective on July 1, 2013 and incremental expenses related to the administration of the three new service regions of the Medicaid program effective October 1, 2013.

Income Tax Expense

Consolidated income tax expense during the three months ended March 31, 2014 decreased by $4.3 million, to $1.2 million, as compared to the income tax expense for the three months ended March 31, 2013.  The effective tax rate decreased from 24.2% in 2013 to 14.0% in 2014.  The lower effective tax rate is the result of the decrease in the taxable income of the Managed Care segment, which operates at a higher effective tax rate.

Managed Care Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2014	2013
Operating revenues:
Medical premiums earned, net:
Commercial	$229.7	$233.6
Medicare	254.3	260.3
Medical premiums earned, net	484.0	493.9
Administrative service fees	30.8	28.1
Net investment income	3.7	3.9
Total operating revenues	518.5	525.9
Medical operating costs:
Medical claims incurred	419.3	423.1
Medical operating expenses	95.1	82.3
Total medical operating costs	514.4	505.4
Medical operating income	$4.1	$20.5
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,319,412	1,395,023
Self-funded	627,406	667,176
Total Commercial member months	1,946,818	2,062,199
Medicare:
Medicare Advantage	319,289	322,758
Stand-alone PDP	41,597	24,073
Total Medicare member months	360,886	346,831
Medicaid member months - Self-funded	4,190,459	2,650,618
Total member months	6,498,163	5,059,648
Medical loss ratio	86.6%	85.7%
Operating expense ratio	18.5%	15.8%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Medical Operating Revenues

Medical premiums earned for the three months ended March 31, 2014 decreased by $9.9 million, or 2.0%, to $484.0 million when compared to the medical premiums earned during the three months ended March 31, 2013.  This decrease is principally the result of the following:

•	Medical premiums generated by the Medicare business decreased during the three months ended March 31, 2014 by $6.0 million, or 2.3%, to $254.3 million. The member month enrollment increased by 14,055, or 4.1%, year over year, mostly resulting from a higher stand-alone PDP membership. The lower Medicare premiums reflect a decrease of $4.7 million in the additional risk factor revenue when compared to the same quarter of the previous year and a decrease in Medicare Advantage member month enrollment of 3,469 members. Because Medicare Advantage products have higher average premium rates the effect of the lower member month enrollment in these products more than offsets the membership gain experienced in the stand-alone PDP products.

•	Medical premiums generated by the Commercial business decreased by $3.9 million, or 1.7%, to $229.7 million during the three months ended March 31, 2014. This fluctuation is primarily the result of a decrease in fully-insured member month enrollment by 75,611, or 5.4%, mainly in our rated groups and individual accounts products and reflecting pricing sensitivity, cancellation of several commercial accounts and attrition in existing accounts as a result of the island’s challenging economic situation. The effect of the decreased membership is partially offset by a 4.3% year over year increase in average premium rates. Excluding the effect of the Health Insurance Providers Fee recovered from customers, average premium rates increased by 3.0% during the three months ended March 31, 2014. The Health Insurance Providers Fee became effective January 1, 2014.

Administrative service fees increased by $2.7 million, or 9.6%, to $30.8 million during the three months ended March 31, 2014.  This increase primarily reflects the higher Medicaid enrollment after the addition of three additional regions effective October 1, 2013 offset in part by lower per-member per-month fees in the five regions we have served since 2011.  The lower per-member per-month fees were effective July 1, 2013.

Medical Claims Incurred

Medical claims incurred during the three months ended March 31, 2014 decreased by $3.8 million, or 0.9%, to $419.3 million when compared to the three months ended March 31, 2013, reflecting lower fully-insured enrollment in 2014 and favorable prior period reserve developments.  The medical loss ratio (“MLR”) of the segment increased 80 basis points during the 2014 period, to 86.5%.  These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Medicare business decreased by $2.1 million, or 1.0%, during the 2014 period and its MLR increased by 110 basis points, to 84.2%. The lower Medicare Advantage member month enrollment (excluding stand-alone PDP products) in this sector contributed to the decrease in claims incurred as well as an increase in pharmacy rebates. The MLR excluding prior period reserve developments and risk-score adjustments in the 2014 and 2013 periods presents an increase of 530 basis points, primarily reflecting higher pharmacy costs.

•	The medical claims incurred of the Commercial business decreased by $1.8 million, or 0.9%, during the 2014 period mostly due to the lower fully-insured member month enrollment. The Commercial MLR was 88.8%, which is 40 basis points higher than the MLR for the prior year. Excluding the effect of favorable prior period reserve developments in 2014 and 2013, the MLR would have increased by 580 basis points. The increase reflects higher cost trends, particularly for pharmacy benefits, surgical procedures, and laboratory and x-ray services.

Medical Operating Expenses

Medical operating expenses for the three months ended March 31, 2014 increased by $12.8 million, or 15.6%, to $95.1 million when compared to the three months ended March 31, 2013.  The operating expense ratio increased by 270 basis points, from 15.8% in 2013 to 18.5% in 2014. This increase is mainly related to $7.1 million of the Health Insurance Providers Fee that became effective on January 1, 2014, $2.1 million of premium taxes that became effective on July 1, 2013 and incremental expenses related to the administration of the three new service regions of the Medicaid program effective October 1, 2013, which amounted to $8.0 million.

Life Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2014	2013
Operating revenues:
Premiums earned, net:
Premiums earned	$37.6	$33.8
Premiums earned ceded	(2.6)	(2.0)
Premiums earned, net	35.0	31.8
Net investment income	5.6	5.3
Total operating revenues	40.6	37.1
Operating costs:
Policy benefits and claims incurred	17.8	16.8
Underwriting and other expenses	17.6	16.3
Total operating costs	35.4	33.1
Operating income	$5.2	$4.0
Additional data:
Loss ratio	50.9%	52.8%
Operating expense ratio	50.3%	51.3%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating Revenues

Premiums earned, net for the three months ended March 31, 2014 increased by $3.2 million, or 10.1% to $35.0 million when compared to the three months ended March 31, 2013 mostly reflecting $2.1 million of additional life, cancer and major medical health premiums brought by the Atlantic Southern Insurance Company (“ASICO”) acquisition effective November 2013.  Premiums of Cancer, Individual Life and Groups lines of business increased by $1.1 million year over year.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the three months ended March 31, 2014 increased by $1.0 million, or 6.0%, to $17.8 million when compared to the three months ended March 31, 2014.  This increase reflects the additional $1.0 million in claims related to the ASICO business.  The loss ratio for the period decreased from 52.8% in 2013 to 50.9% in 2014, or 190 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the three month period ended March 31, 2014 increased $1.3 million, or 8.0%, to $17.6 million when compared to the three months ended March 31, 2013.  The increase is, mostly related to the additional $0.9 million related to the ASICO business and a lower amount of expenses capitalized as Deferred Policy Acquisition Costs.  As a result of the segment’s proportionally higher increase in premiums during this period the operating expense ratio decreased by 100 basis points from 51.3% in 2013 to 50.3% in 2014.

Property and Casualty Insurance Operating Results

	Three months ended
	March 31,
(Dollar amounts in millions)	2014	2013
Operating revenues:
Premiums earned, net:
Premiums written	$29.8	$31.0
Premiums ceded	(10.7)	(13.2)
Change in unearned premiums	4.4	7.1
Premiums earned, net	23.5	24.9
Net investment income	1.9	2.0
Total operating revenues	25.4	26.9
Operating costs:
Claims incurred	12.3	12.7
Underwriting and other expenses	12.4	13.8
Total operating costs	24.7	26.5
Operating income	$0.7	$0.4
Additional data:
Loss ratio	52.3%	51.0%
Operating expense ratio	52.8%	55.4%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Operating Revenues

Total premiums written during the three months ended March 31, 2014 decreased by $1.2 million, or 3.9%, to $29.8 million, mostly resulting from lower sales of Commercial Package insurance products.

Premiums ceded to reinsurers during the three months ended March 31, 2014 decreased by $2.5 million, or 18.9%, to $10.7 million.  The ratio of premiums ceded to premiums written decreased by 670 basis points, from 42.6% in 2013 to 35.9% in 2014.  The lower amount of premiums ceded primarily reflects a change in the commercial quota share agreement where the cession was changed from 37% to 30% in 2014.

The change in unearned premiums presented a decrease of $2.7 million, to $4.4 million during the three months ended March 31, 2014, primarily as the result of higher net premiums written in 2014.

Claims Incurred

Claims incurred during the three months ended March 31, 2014 decreased by $0.4 million, or 3.1%, to $12.3 million.  The loss ratio increased by 130 basis points, to 52.3% during this period primarily as a result of an unfavorable loss experience, mostly in the Medical Malpractice line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the three months ended March 31, 2014 decreased by $1.4 million, or 10.1%, to $12.4 million, primarily due to a lower net commission expense resulting from a decrease in the amortization of deferred policy acquisition costs.  The operating expense ratio decreased by 260 basis points during the same period, to 52.8% in 2014.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended
	March 31,
(Dollar amounts in millions)	2014	2013
Sources of cash:
Cash provided by operating activities	$21.5	$31.2
Proceeds from policyholder deposits	1.3	3.0
Other	-	20.4
Total sources of cash	22.8	54.6
Uses of cash:
Net purchases of investment securities	(3.4)	(52.3)
Net capital expenditures	(1.9)	(6.1)
Repayments of long-term borrowings	(0.5)	(0.5)
Repayments of short-term borrowings	-	(21.5)
Surrenders of policyholder deposits	(2.6)	(1.2)
Repurchase and retirement of common stock	(3.0)	-
Other	(1.0)	-
Total uses of cash	(12.4)	(81.6)
Net increase (decrease) in cash and cash equivalents	$10.4	$(27.0)

Cash flow from operating activities decreased by $9.7 million for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, principally due to the effect of a decrease in premium collections by $28.0 million and higher cash paid to suppliers and employees by $15.3 million, offset in part by lower claims paid by $26.7 million and lower income taxes paid by $5.5 million.  The decrease in premiums collected is principally the result of lower Managed Care membership enrollment.  The decrease in claims mostly results from the lower enrollment in the Managed Care membership.

During the three months ended March 31, 2014 we received $1.3 million in policyholder deposits, this represents a decrease $1.7 million when compared to the prior year and is the result of lower sales of annuity products.

The decrease in other sources of cash is attributed to changes in the amount of outstanding checks over bank balances in the 2014 period.

Net purchases of investment securities were $48.9 million lower during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013, primarily resulting from the investment of lower excess cash flows from operations.

Net capital expenditures decreased by $4.2 million for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, principally due to special projects initiatives related to information technology during prior year did not occur during the current period.

Net payments of short-term borrowings decreased by $21.5 million during the three months ended March 31, 2014, addressing timing differences between cash receipts and disbursements.

During the three months ended March 31, 2014 we paid approximately $3.0 million under the Corporation’s Class B common stock repurchase program.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of March 31, 2014, we had $110.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of March 31, 2014.

As of March 31, 2014, we had the following long-term borrowings:

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes). On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

•	On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures in November 2015. This repurchase agreement pays interests on a quarterly basis at 1.96%. At March 31, 2014 investment securities available for sale with fair value of $27.9 million (face value of $27.8 million) were pledged as collateral under this agreement.

The 6.6% notes contain certain non-financial covenants.  At March 31, 2014, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan with original principal balance of $41,000, bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of March 31, 2014, this secured loan had an outstanding balance of $15.7 million and average annual interest rate of 1.24%.

This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of March 31, 2014 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

As part of the acquisition transaction of the controlling stake in a health clinic, we assumed a term loan with balance of $13.1 million as of March 31, 2014.  The loan requires monthly payments of $81 thousand, including principal and interest, is due on December 23, 2014 with a final payment of $12.9 million and bears interest at an annual rate of 4.75%.  This loan is guaranteed by a first position held by the bank on the health clinic’s premises (land and building) and all of the health clinic's assets as collateral for the term of the loan under a continuing general security agreement.  This secured loan contains certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business.  We have exposure to market risk mostly in our investment activities.  For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices.  No material changes have occurred in our exposure to financial market risks since December 31, 2013.  A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2014, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

The following text updates the disclosure included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, under the sub-caption “As a Medicare Advantage program participant, we are subject to complex regulations.  If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties, and our Medicare Advantage contracts may be terminated or our operations may be required to change in a manner that has a material impact on our business.”

On April 7, 2014, the annual CMS final call letter was issued to all Medicare Advantage organizations in which they stated their intent to terminate, effective December 31, 2014, contracts with a consistent pattern of low star ratings. According to said letter, CMS will terminate those contracts with Medicare Advantage plans (“MA-PDs”) that scored a Part C summary rating of less than three stars in each of the most recent three consecutive rating periods (i.e., 2013, 2014, and 2015 sets of ratings), regardless of their Part D summary rating performance during the same period.  Also, CMS will terminate those contracts with MA-PDs that scored a Part D summary rating of less than three stars in each of the most recent three consecutive rating periods (i.e., 2013, 2014, and 2015 sets of ratings), regardless of their Part C summary rating performance during the same period.  Finally, for stand-alone prescription drug plan (“PDP”) contracts which only receive a Part D rating,  CMS will terminate those contracts that scored Part D summary rating of less than three stars in each of the most recent three consecutive rating periods (i.e., 2013, 2014, and 2015 sets of ratings).  For 2014, the AH plan retained its 3 star rating for Part C and increased its Part D rating from 2.5 to 3 stars.  Two of our TSS plans increased their overall ratings to 3 stars; the Part D portion of these plans, however, received 2.5 stars.  The other two TSS plans remained at 2.5 stars.  Accordingly, CMS issued notices to enrollees in all four TSS plans alerting them of the plans’ low rating, encouraging them to explore higher rated plan options, and offering them the opportunity to move into higher quality plans using a special enrollment period during 2014.  We are working to improve the start rating of all our plans in order to avoid termination.  Meanwhile, in case any of our plans is terminated, we are identifying alternatives consistent with the direction provided by the CMS regulation to retain lives by offering them enrollment in similar or superior products.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer
The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1, 2014 to January 31, 2014	-	-	-	$11.5
February 1, 2014 to February 28, 2014	95,300	$15.73	95,300	10.0
March 1, 2014 to March 31, 2014	88,500	$16.96	88,500	8.5

1  In July 2013 the Company's Board of Directors authorized a $11,500 repurchase program of its Class B common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2014 and 2013 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	May 6, 2014	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas
President and
Chief Executive Officer

Date:	May 6, 2014	By:	/s/ Amílcar L. Jordán-Pérez
Amílcar L. Jordán-Pérez
Vice President,
Chief Financial Officer and
Chief Accounting Officer