Form 10-Q
period 2014-06-30
TRIPLE-S MANAGEMENT CORP
filed 2014-08-05
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2014
Common Stock Class A, $1.00 par value	2,377,689
Common Stock Class B, $1.00 par value	24,891,737

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended June 30, 2014

Part I – Financial Information

Item 1.	Financial Statements

Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30,	December 31,
	2014	2013
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,116,792	$1,055,874
Equity securities	232,131	239,933
Securities held to maturity, at amortized cost:
Fixed maturities	4,068	6,139
Policy loans	6,877	6,705
Cash and cash equivalents	59,349	74,356
Total investments and cash	1,419,217	1,383,007
Premiums and other receivables, net	348,032	274,939
Deferred policy acquisition costs and value of business acquired	180,115	177,289
Property and equipment, net	84,460	89,086
Deferred tax asset	31,862	33,519
Goodwill	25,397	25,397
Other assets	55,585	64,387
Total assets	$2,144,668	$2,047,624
Liabilities and Stockholders' Equity
Claim liabilities	$414,708	$420,421
Liability for future policy benefits	316,056	304,363
Unearned premiums	83,521	87,362
Policyholder deposits	116,354	115,923
Liability to Federal Employees' Health Benefits Program (FEHBP)	4,625	8,148
Accounts payable and accrued liabilities	181,237	161,422
Deferred tax liability	25,310	20,783
Long-term borrowings	88,310	89,302
Liability for pension benefits	57,308	54,697
Total liabilities	1,287,429	1,262,421
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 2,377,689 at June 30, 2014 and December 31, 2013, respectively	2,378	2,378
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 24,891,737 and 25,091,277 shares at June 30, 2014 and December 31, 2013, respectively	24,892	25,091
Additional paid-in capital	125,359	130,098
Retained earnings	630,116	595,685
Accumulated other comprehensive income	74,721	32,129
Total Triple-S Management Corporation stockholders' equity	857,466	785,381
Non-controlling interest in consolidated subsididary	(227)	(178)
Total stockholders' equity	857,239	785,203
Total liabilities and stockholders’ equity	$2,144,668	$2,047,624

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Premiums earned, net	$543,735	$556,035	$1,085,587	$1,105,996
Administrative service fees	29,506	28,543	59,256	55,653
Net investment income	12,147	12,019	23,498	23,386
Other operating revenues	850	1,212	2,344	2,399
Total operating revenues	586,238	597,809	1,170,685	1,187,434
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(462)	-	-	-
Net realized gains, excluding other-than-temporary impairment losses on securities	4,390	1,661	4,054	3,549
Total net realized investment gains	3,928	1,661	4,054	3,549
Other income, net	575	366	821	847
Total revenues	590,741	599,836	1,175,560	1,191,830
Benefits and expenses:
Claims incurred	428,641	460,818	877,748	912,818
Operating expenses	123,589	120,225	248,956	235,090
Total operating costs	552,230	581,043	1,126,704	1,147,908
Interest expense	2,396	2,426	4,701	4,810
Total benefits and expenses	554,626	583,469	1,131,405	1,152,718
Income before taxes	36,115	16,367	44,155	39,112
Income tax expense (benefit):
Current	10,365	3,768	11,892	9,231
Deferred	(1,703)	(7,479)	(2,119)	(7,380)
Total income taxes	8,662	(3,711)	9,773	1,851
Net income	27,453	20,078	34,382	37,261
Less: Net loss attributable to non-controlling interest	23	64	49	119
Net income attributable to Triple-S Management Corporation	$27,476	$20,142	$34,431	$37,380
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$1.01	$0.72	$1.27	$1.33
Diluted net income per share	$1.01	$0.72	$1.26	$1.33

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$27,453	$20,078	$34,382	$37,261
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	19,080	(41,164)	41,382	(34,522)
Defined benefit pension plan:
Actuarial loss, net	649	927	1,354	2,176
Prior service credit, net	(70)	(58)	(144)	(137)
Total other comprehensive income (loss), net of tax	19,659	(40,295)	42,592	(32,483)
Comprehensive income (loss)	47,112	(20,217)	76,974	4,778
Comprehensive loss attributable to non-controlling interest	23	64	49	119
Comprehensive income (loss) attributable to Triple-S Management Corporation	$47,135	$(20,153)	$77,023	$4,897

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	2014	2013
Balance at January 1	$785,381	$761,907
Share-based compensation	1,221	1,163
Stock issued upon the exercise of stock options	2,885	315
Repurchase and retirement of common stock	(9,044)	(18,571)
Net current period change in comprehensive income	77,023	4,897
Total Triple-S Management Corporation stockholders' equity	857,466	749,711
Non-controlling interest in consolidated subsididary	(227)	121
Balance at June 30	$857,239	$749,832

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net income	$34,382	$37,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,578	12,214
Net amortization of investments	3,031	3,028
Provision for doubtful receivables, net	6,388	3,404
Deferred tax benefit	(2,119)	(7,380)
Net realized investment gain on sale of securities	(4,054)	(3,549)
Share-based compensation	1,221	1,163
(Increase) decrease in assets:
Premium and other receivables, net	(70,556)	(42,396)
Deferred policy acquisition costs and value of business acquired	(2,826)	(1,909)
Other deferred taxes	259	-
Other assets	(1,888)	1,896
Increase (decrease) in liabilities:
Claim liabilities	(5,713)	(3,647)
Liability for future policy benefits	11,693	11,159
Unearned premiums	(3,841)	(3,858)
Policyholder deposits	1,685	1,592
Liability to FEHBP	(3,523)	(7,837)
Accounts payable and accrued liabilities	28,292	23,142
Net cash provided by operating activities	3,009	24,283

(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Six months ended
	June 30,
	2014	2013
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$95,759	$35,173
Fixed maturities matured/called	17,066	62,494
Equity securities sold	40,745	76,966
Securities held to maturity:
Fixed maturities matured/called	2,418	520
Acquisition of investments:
Securities available for sale:
Fixed maturities	(137,783)	(100,054)
Equity securities	(20,650)	(131,862)
Securities held to maturity:
Fixed maturities	(350)	(500)
Other investments	(424)	(116)
Net outflows from policy loans	(172)	(176)
Net capital expenditures	(2,791)	(8,639)
Net cash used in investing activities	(6,182)	(66,194)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(3,593)	27,786
Net change in short-term borrowings	-	(1,905)
Repayments of long-term borrowings	(992)	(983)
Repurchase and retirement of common stock	(5,995)	(18,250)
Proceeds from policyholder deposits	3,305	6,580
Surrenders of policyholder deposits	(4,559)	(5,060)
Net cash provided by (used in) financing activities	(11,834)	8,168
Net decrease in cash and cash equivalents	(15,007)	(33,743)
Cash and cash equivalents:
Beginning of period	74,356	89,564
End of period	$59,349	$55,821

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such consolidated interim financial statements have been included.  The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014.

(2)	Recent Accounting Standards

In July 2011, the FASB issued guidance to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. A health insurer’s portion of the annual fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk for each applicable calendar year. We adopted the provisions of this guidance on January 1, 2014 and recorded a liability in the consolidated accounts payable and accrued liabilities in the first quarter of 2014 of approximately $28,500 representing an estimate of the fee for 2014.  A corresponding deferred cost was recorded in the consolidated other assets.  The Corporation will update this estimate for any adjustment in subsequent quarters.  During the three months and six months ended June 30, 2014, approximately $6,800 and $13,900, respectively, of the deferred cost was recognized within the consolidated operating expenses; the remainder will be recognized on a straight-line basis over the balance of 2014.  For federal income tax purposes, the fee is treated as an excise tax, for which no deduction is allowed under the Internal Revenue Code.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

On June 12, 2014, the FASB issued guidance that amends current accounting and disclosures for repurchase agreements and similar transactions.  This guidance is effective for public companies for the first interim or annual period beginning after December 15, 2014.  We are currently evaluating the impact, if any, the adoption of this guidance will have on the financial position or results of operations.

On June 19, 2014, the FASB issued updated guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  This guidance seeks to resolve the diversity in practice that exists when accounting for share-based payments.  In particular, this guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance conditions.  For all entities, this guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with earlier adoption permitted.  We are currently evaluating the impact, if any, the adoption of this guidance will have on our financial position or results of operations.

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months and six months ended June 30, 2014 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

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

The following tables summarize the operations by reportable segment for the three months and six months ended June 30, 2014 and 2013:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating revenues:
Managed Care:
Premiums earned, net	$485,311	$498,942	$968,997	$992,410
Administrative service fees	29,506	28,543	59,256	55,653
Intersegment premiums /service fees	1,504	1,366	2,841	2,773
Net investment income	3,906	4,113	7,610	8,034
Total managed care	520,227	532,964	1,038,704	1,058,870
Life Insurance:
Premiums earned, net	34,826	31,985	69,690	63,712
Intersegment premiums	77	104	182	216
Net investment income	5,997	5,719	11,651	11,014
Total life insurance	40,900	37,808	81,523	74,942
Property and Casualty Insurance:
Premiums earned, net	23,598	25,108	46,900	49,874
Intersegment premiums	154	154	307	307
Net investment income	2,184	2,061	4,108	4,036
Total property and casualty insurance	25,936	27,323	51,315	54,217
Other segments: *
Intersegment service revenues	2,817	2,032	4,531	5,230
Operating revenues from external sources	851	1,213	2,345	2,400
Total other segments	3,668	3,245	6,876	7,630
Total business segments	590,731	601,340	1,178,418	1,195,659
TSM operating revenues from external sources	28	117	67	257
Elimination of intersegment premiums	(1,735)	(1,624)	(3,330)	(3,296)
Elimination of intersegment service fees	(2,817)	(2,032)	(4,531)	(5,230)
Other intersegment eliminations	31	8	61	44
Consolidated operating revenues	$586,238	$597,809	$1,170,685	$1,187,434

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Operating income:
Managed care	$27,903	$13,396	$32,025	$33,891
Life insurance	5,195	3,675	10,409	7,717
Property and casualty insurance	4,524	188	5,221	572
Other segments *	114	20	(251)	(513)
Total business segments	37,736	17,279	47,404	41,667
TSM operating revenues from external sources	28	117	67	257
TSM unallocated operating expenses	(6,184)	(2,800)	(8,347)	(6,767)
Elimination of TSM intersegment charges	2,428	2,170	4,857	4,369
Consolidated operating income	34,008	16,766	43,981	39,526
Consolidated net realized investment gains	3,928	1,661	4,054	3,549
Consolidated interest expense	(2,396)	(2,426)	(4,701)	(4,810)
Consolidated other income, net	575	366	821	847
Consolidated income before taxes	$36,115	$16,367	$44,155	$39,112

Depreciation and amortization expense:
Managed care	$4,698	$5,139	$8,983	$10,578
Life insurance	194	210	417	415
Property and casualty insurance	124	130	247	266
Other segments*	258	262	516	524
Total business segments	5,274	5,741	10,163	11,783
TSM depreciation expense	199	214	415	431
Consolidated depreciation and amortization expense	$5,473	$5,955	$10,578	$12,214

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	June 30,	December 31,
	2014	2013
Assets:
Managed care	$975,744	$934,467
Life insurance	737,921	698,650
Property and casualty insurance	362,493	346,212
Other segments *	29,693	28,407
Total business segments	2,105,851	2,007,736
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	29,287	28,316
Property and equipment, net	20,846	21,278
Other assets	25,842	26,406
	75,975	76,000
Elimination entries-intersegment receivables and others	(37,158)	(36,112)
Consolidated total assets	$2,144,668	$2,047,624

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$133,395	$1,519	$(5)	$134,909
U.S. Treasury securities and obligations of U.S. government instrumentalities	37,532	844	(4)	38,372
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	48,257	874	(1,548)	47,583
Municipal securities	582,044	43,099	(346)	624,797
Corporate bonds	169,272	16,741	(173)	185,840
Residential mortgage-backed securities	17,469	686	(2)	18,153
Collateralized mortgage obligations	64,512	2,674	(48)	67,138
Total fixed maturities	1,052,481	66,437	(2,126)	1,116,792
Equity securities - Mutual funds	170,607	61,554	(30)	232,131
Total	$1,223,088	$127,991	$(2,156)	$1,348,923

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$104,317	$1,854	$(380)	$105,791
U.S. Treasury securities and obligations of U.S. government instrumentalities	38,131	1,068	-	39,199
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	49,557	262	(4,814)	45,005
Municipal securities	597,297	19,328	(5,182)	611,443
Corporate bonds	146,936	9,883	(879)	155,940
Residential mortgage-backed securities	7,388	324	(9)	7,703
Collateralized mortgage obligations	87,854	3,072	(133)	90,793
Total fixed maturities	1,031,480	35,791	(11,397)	1,055,874
Equity securities-Mutual funds	187,356	53,013	(436)	239,933
Total	$1,218,836	$88,804	$(11,833)	$1,295,807

	June 30, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$622	$163	$-	$785
Residential mortgage-backed securities	217	20	-	237
Certificates of deposit	3,229	-	-	3,229
Total	$4,068	$183	$-	$4,251

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

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Securites available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$43,138	$(5)	2	$-	$-	-	$43,138	$(5)	2
US Treasury securities and obligations of US governmental instrumentalities	27,562	(4)	1	-	-	-	27,562	(4)	1
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	13,710	(1,548)	5	-	-	-	13,710	(1,548)	5
Municipal securities	5,527	(13)	2	37,449	(333)	9	42,976	(346)	11
Corporate bonds	2,975	(1)	1	31,202	(172)	9	34,177	(173)	10
Residential mortgage-backed securities	2,285	(2)	1	-	-	-	2,285	(2)	1
Collateralized mortgage obligations	-	-	-	6,488	(48)	2	6,488	(48)	2
Total fixed maturities	95,197	(1,573)	12	75,139	(553)	20	170,336	(2,126)	32
Equity securities:
Mutual funds	-	-	-	5,470	(30)	1	5,470	(30)	1
Total for securities available for sale	$95,197	$(1,573)	12	$80,609	$(583)	21	$175,806	$(2,156)	33

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2013
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Securites available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$46,797	$(380)	4	$-	$-	-	$46,797	$(380)	4
Obligations of government-Commonwealth of Puerto Rico and its instrumentalities	22,285	(4,814)	13	-	-	-	22,285	(4,814)	13
Municipal securities	234,594	(5,145)	51	4,646	(37)	1	239,240	(5,182)	52
Corporate bonds	45,203	(879)	19	-	-	-	45,203	(879)	19
Residential mortgage-backed securities	24	(9)	6	-	-	-	24	(9)	6
Collateralized mortgage obligations	1,106	(6)	3	9,469	(127)	3	10,575	(133)	6
Total fixed maturities	350,009	(11,233)	96	14,115	(164)	4	364,124	(11,397)	100
Equity securities - Mutual funds	25,231	(436)	7	-	-	-	25,231	(436)	7
Total for securities available for sale	$375,240	$(11,669)	103	$14,115	$(164)	4	$389,355	$(11,833)	107

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

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $22,290 and an unrealized gain of $220, (2) bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina) with a fair value of $22,959 and a net unrealized loss of $965, composed of a gross unrealized loss of $1,548 offset in part by a gross unrealized gain of $583, and (3) bonds of various other Puerto Rico issuers with a fair value of $2,334 and an unrealized gain and loss of $71.

Besides holdings in escrowed bonds, which are backed by US Government securities and therefore have an implicit AA+/Aaa rating, our largest positions are in bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina). These sales tax bonds are secured by a 7% sales tax levied on the island, of which 1.5% is allocated to municipalities.  Of the remaining 5.5%, the largest of 3.50% or a base amount is pledged to these sales tax bonds. The percentage pledged to the sales tax bonds was increased in October 2013 from 2.75% to 3.50%.  In terms of flow of funds, the 5.5% remaining revenue is first used for debt service on the senior lien bonds, then for debt service on the subordinated bonds and the excess flows into the General Fund.

On June 25, 2014, the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (“the Debt Enforcement Act”) was filed before and passed by the Legislature, intended to provide a legal framework for restructuring public corporation debt. The Central Government, municipalities and related agencies (including Cofina and GDB) are explicitly not eligible, i.e. these cannot be restructured under this new act. In other words, the Act makes a clear distinction between the central Government and its related entities versus the agencies/public corporations. Both Moody’s and S&P have taken various ratings actions on the back of this new legislation, including on those credits which were explicitly excluded under the new Act. The rating agencies have positioned their ratings of bonds issued by Cofina closer to that of General Obligation debt.

S&P notes that the proposal is indicative of the growing economic and fiscal challenges for the Commonwealth as a whole, which could lead to additional liquidity pressures. S&P also mentions that this legislation may also signal a potential shift in the Commonwealth’s historically strong willingness to continue to meet its obligations to bondholders. On July 11, 2014, Standard & Poor’s lowered its Cofina ratings from AA- to BBB for senior lien bonds and from A+ to BBB- for subordinate bonds.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

According to Moody’s, the new law marks the end of the Commonwealth’s long history of taking actions needed to support its debt. The rating agency notes that it signals a depleted capacity for revenue increases and austerity measures, and a new preference for shifting fiscal pressures to creditors. In Moody’s view this has implications for all of Puerto Rico’s debt, i.e. not only of the public corporations but also of the central Government. On July 1, 2014, Moody’s lowered its Cofina ratings from Baa1 to Ba3 for senior lien bonds and from Baa2 to Ba3 for subordinate bonds.

The bonds of various other Puerto Rico issuers, which are mentioned above, consist of General Obligation bonds insured by National Public Finance Guarantee (AA- stable outlook, A3 negative outlook), Government Development Bank notes (BB-, B3 negative outlook) and PREPA notes (B- negative watch, Caa2 negative watch).

The Corporation did not consider the Cofina positions other-than-temporarily impaired as of June 30, 2014 because: (a) we do not have the intent to sell these investments, (b) it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases (which may be maturity), (c) the Recovery Act explicitly excludes Cofina debt from any restructuring, (d) the debt has a separate revenue stream, and (e) we expect to collect all contractual cash flows.

The Corporation considered the GDB and PREPA positions other-than-temporarily impaired as of June 30, 2014 because: (a) the dollar price of these positions has been far below par for a considerable amount of time, (b) the weak financial & liquidity condition of both issuers combined with the recent Recovery Act (directly for PREPA and indirectly for GDB) could mean that not all contractual cash flows will be collected.  During the three months ended June 30, 2014, these positions, with a total fair value of $1,701 were impaired by $462.

Municipal Securities:  The unrealized losses on the Corporation’s investments in U.S. municipal securities were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Corporate Bonds:  The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions.  All corporate bonds with an unrealized loss have investment grade ratings and have been in an unrealized loss position for less than twelve months.  Because the decline in estimated fair value is principally attributable to changes in interest rates; the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

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

Mutual Funds: As of June 30, 2014, investments in mutual funds with unrealized losses are not considered other-than-temporarily impaired because the funds have been in an unrealized loss position for less than six months or the unrealized loss is small (less than $100 and/or 20%).

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Maturities of investment securities classified as available for sale and held to maturity at June 30, 2014 were as follows:

	June 30, 2014
	Amortized	Estimated
	cost	fair value
Securities available for sale:
Due in one year or less	$27,840	$28,242
Due after one year through five years	358,019	365,775
Due after five years through ten years	105,780	112,245
Due after ten years	478,861	525,239
Residential mortgage-backed securities	17,469	18,153
Collateralized mortgage obligations	64,512	67,138
	$1,052,481	$1,116,792
Securities held to maturity:
Due in one year or less	$3,229	$3,229
Due after ten years	622	785
Residential mortgage-backed securities	217	237
	$4,068	$4,251

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Information regarding realized and unrealized gains and losses from investments for the three months and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$380	$1,407	$1,703	$2,401
Gross losses from sales	(112)	(463)	(1,957)	(648)
Gross losses from other-than-temporary impairments	(462)	-	(462)	-
Total debt securities	(194)	944	(716)	1,753
Equity securities:
Securities available for sale:
Gross gains from sales	2,697	1,531	4,616	2,631
Gross losses from sales	-	(814)	(1,271)	(835)
Total equity securities	2,697	717	3,345	1,796
Net realized gains on securities available for sale	2,503	1,661	2,629	3,549
Gross gain from other investment	1,425	-	1,425	-
Net realized investment gains	$3,928	$1,661	$4,054	$3,549

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$16,162	$(43,830)	$39,917	$(48,042)
Equity securities – available for sale	6,292	(4,494)	8,947	7,530
	$22,454	$(48,324)	$48,864	$(40,512)
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$11	$(88)	$13	$(118)

The deferred tax asset (liability) on unrealized gains (losses) change recognized in accumulated other comprehensive income during the six months ended June 30, 2014 and 2013 was $7,482 and ($5,990), respectively.

As of June 30, 2014 and December 31, 2013, no individual investment in securities exceeded 10% of stockholders’ equity.

The components of net investment income were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Fixed maturities	$9,569	$8,907	$19,239	$18,226
Equity securities	2,270	2,801	3,616	4,519
Policy loans	133	118	258	232
Cash equivalents and interest-bearing deposits	14	17	26	45
Other	161	176	359	364
Total	$12,147	$12,019	$23,498	$23,386

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
Premiums	$148,346	$108,963
Self-insured group receivables	67,505	55,598
FEHBP	12,389	11,804
Agent balances	33,638	27,655
Accrued interest	12,314	11,879
Reinsurance recoverable	49,294	46,116
Unsettled sales	8,925	-
Other	43,558	34,473
	375,969	296,488
Less allowance for doubtful receivables:
Premiums	21,576	14,403
Other	6,361	7,146
	27,937	21,549
Total premiums and other receivables, net	$348,032	$274,939

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Claim Liabilities

The activity in the total claim liabilities for the three months and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Claim liabilities at beginning of period	$446,710	$414,124	$420,421	$416,918
Reinsurance recoverable on claim liabilities	(40,615)	(37,756)	(37,557)	(39,051)
Net claim liabilities at beginning of period	406,095	376,368	382,864	377,867
Incurred claims and loss-adjustment expenses:
Current period insured events	431,328	456,981	901,699	929,037
Prior period insured events	(8,764)	(2,493)	(35,283)	(27,554)
Total	422,564	454,488	866,416	901,483
Payments of losses and loss-adjustment expenses:
Current period insured events	416,046	418,433	657,917	636,251
Prior period insured events	37,737	35,673	216,487	266,349
Total	453,783	454,106	874,404	902,600
Net claim liabilities at end of period	374,876	376,750	374,876	376,750
Reinsurance recoverable on claim liabilities	39,832	36,521	39,832	36,521
Claim liabilities at end of period	$414,708	$413,271	$414,708	$413,271

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the three months and six months ended June 30, 2014 and 2013 is due primarily to better than expected cost and utilization trends.  Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $6,077 and $11,332 during the three months and six months ended June 30, 2014, respectively.  The change in the liability for future policy benefits during the three and six months ended June 30, 2013 amounted to $6,330 and $11,335.

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

The following tables summarize fair value measurements by level at June 30, 2014 and December 31, 2013 for assets measured at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$134,909	$-	$134,909
U.S. Treasury securities and obligations of U.S government instrumentalities	38,372	-	-	38,372
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	47,583	-	47,583
Municipal securities	-	624,797	-	624,797
Corporate bonds	-	185,840	-	185,840
Residential agency mortgage-backed securities	-	18,153	-	18,153
Collateralized mortgage obligations	-	67,138	-	67,138
Total fixed maturities	38,372	1,078,420	-	1,116,792
Equity securities
Mutual funds	169,379	45,893	16,859	232,131
Total equity securities	169,379	45,893	16,859	232,131
Total	$207,751	$1,124,313	$16,859	$1,348,923

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$105,791	$-	$105,791
U.S. Treasury securities and obligations of U.S government instrumentalities	39,199	-	-	39,199
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	45,005	-	45,005
Municipal securities	-	611,443	-	611,443
Corporate bonds	-	155,940	-	155,940
Residential agency mortgage-backed securities	-	7,703	-	7,703
Collateralized mortgage obligations	-	90,793	-	90,793
Total fixed maturities	39,199	1,016,675	-	1,055,874
Equity securities
Mutual funds	158,281	63,742	17,910	239,933
Total equity securities	158,281	63,742	17,910	239,933
Total	$197,480	$1,080,417	$17,910	$1,295,807

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers in and/or out of Level 3 and between Levels 1 and 2 during the three months and six months ended June 30, 2014 and 2013.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30, 2014 and 2013 is as follows:

	Three months ended
	June 30, 2014			June 30, 2013
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$18,868	$18,868	$-	$14,783	$14,783
Unrealized gain (loss) in other accumulated comprehensive income	-	(353)	(353)	-	1,062	1,062
Capital distributions	-	(2,001)	(2,001)	-	-	-
Capital calls	-	345	345	-	509	509
Ending balance	$-	$16,859	$16,859	$-	$16,354	$16,354

	Six months ended
	June 30, 2014			June 30, 2013
	Fixed			Fixed
	Maturity	Equity		Maturity	Equity
	Securities	Securities	Total	Securities	Securities	Total
Beginning balance	$-	$17,910	$17,910	$-	$12,822	$12,822
Unrealized gain in other accumulated comprehensive income	-	605	605	-	2,024	2,024
Capital distributions	-	(2,001)	(2,001)	-	-	-
Capital calls	-	345	345	-	1,508	1,508
Ending balance	$-	$16,859	$16,859	$-	$16,354	$16,354

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,877	$-	$6,877	$-	$6,877

Liabilities:
Policyholder deposits	$116,354	$-	$116,354	$-	$116,354
Long-term borrowings:
Loans payable to bank - variable	15,287	-	15,287	-	15,287
Loans payable to bank - fixed	13,023	-	13,023	-	13,023
6.6% senior unsecured notes payable	35,000	-	33,688	-	33,688
Repurchase agreement	25,000	-	25,509	-	25,509
Total long-term borrowings	88,310	-	87,507	-	87,507
Total liabilities	$204,664	$-	$203,861	$-	$203,861

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

Share-based compensation expense recorded during the three months and six months ended June 30, 2014 was $596 and $1,221.  Share-based compensation expense recorded during the three months and six months ended June 30, 2013 was $485 and $1,163, respectively.  There was no cash received from stock options exercises six months ended June 30, 2014 and 2013.  During the six months ended June 30, 2014 and 2013, 174,090 and 14,095 shares, respectively, were repurchased and retired as a result of non-cash exercises of stock options.

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Net unrealized gain on securities	Liability for pension benefits	Accumulated other comprehensive income
Balance at January 1, 2014	$65,584	$(33,455)	$32,129
Other comprehensive income before reclassifications	44,828	-	44,828
Amounts reclassified from accumulated other comprehensive income	(3,446)	1,210	(2,236)
Net current period change	41,382	1,210	42,592
Balance at June 30, 2014	$106,966	$(32,245)	$74,721

(10)	Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries.  The Corporation and its subsidiaries are subject to Puerto Rico income taxes.  The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income.  As of June 30, 2014, tax years 2009 through 2013 of the Company and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

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

On July 1, 2014, the Governor of Puerto Rico signed into law Act No. 77 including multiple amendments to the Puerto Rico tax code that will have a direct impact on the tax liabilities of individual and corporate taxpayers.  The amendments to the Puerto Rico tax code include, among others, changes to the corporate tax over long-term capital gains, which was increased from 15% to 20% for all transactions occurring after June 30, 2014.  The effect of this change in tax legislation is not reflected in our financial results for the six-months ended June 30, 2014 since the enactment date is July 1, 2014.  During the three months ending September 30, 2014, the Company expects to recognize a one-time charge to operations of approximately $6,300 as a consequence of this change in the enacted rate.

The Act No. 77 of 2014, also includes changes to the gross receipts tax, (1) eliminating the additional gross receipts tax as a component of the corporate alternative minimum tax commencing on January 1, 2014 and thereafter, and (2) adding a new gross receipts tax.  Although the new gross receipts tax will be an additional tax over the Corporation gross income, it will be deductible for purposes of computing taxable income, but only to the extent that the new gross receipts tax is paid on or before the filing date of the income tax return.  The impact of the amendments to the gross receipts tax will not be significant to the results of operations.

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

(11)	Pension Plan

The components of net periodic benefit cost for the three months and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$923	$1,023	$1,950	$2,046
Interest cost	2,132	1,952	4,393	3,904
Expected return on assets	(1,928)	(1,696)	(4,001)	(3,392)
Amortization of prior service benefit	(116)	(113)	(237)	(226)
Amortization of actuarial loss	1,064	1,784	2,220	3,568
Net periodic benefit cost	$2,075	$2,950	$4,325	$5,900

Employer contributions:   The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2013 that it expected to contribute $8,000 to its pension program in 2014.  As of June 30, 2014, the Corporation has not made contributions to the pension program.

(12)  Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2014 and 2013:

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$27,476	$20,142	$34,431	$37,380
Denominator for basic earnings per share:
Weighted average of common shares	27,081,655	27,825,150	27,174,306	28,054,362
Effect of dilutive securities	65,610	101,451	83,045	94,409
Denominator for diluted earnings per share	27,147,265	27,926,601	27,257,351	28,148,771
Basic net income per share attributable to TSM	$1.01	$0.72	$1.27	$1.33
Diluted net income per share attributable to TSM	$1.01	$0.72	$1.26	$1.33

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(13)	Contingencies

Our business is subject to numerous laws and regulations promulgated by Federal and Puerto Rico governmental authorities.  Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time.  The Commissioner of Insurance of Puerto Rico, as well as other Federal and Puerto Rico government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations.  Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs.

As of June 30, 2014, we are involved in various legal actions arising in the ordinary course of business. We are also defendants in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although we believe our estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible losses which may be ultimately realized, either individually or in the aggregate, upon their resolution.  The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible losses, if any. Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material adverse effect on the consolidated financial condition, operating results and/or cash flows of the Company.

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

In one of these cases, entitled Vera Sánchez, et al, v. Triple-S, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law. The Court of First Instance determined that the plaintiffs’ claims were time barred under the local securities law. The plaintiffs appealed, and in January 2012, the Puerto Rico Court of Appeals upheld the dismissal, holding that even if the plaintiffs could have survived the securities law's two-year statute of limitations, their complaint was time-barred under the Civil Code's four-year statute of limitations on claims of fraud. On March 28, 2012 the plaintiffs filed a petition for writ of certiorari before the Puerto Rico Supreme Court that was granted on May 31, 2012. We filed our respondent's brief on October 5, 2012. On October 1, 2013, the Supreme Court reversed the dismissal of the case, holding that the two-year statute of limitations contained in the local securities law did not apply based on the facts of this case and returning it to the Court of First Instance. Continuance of hearings is set for September 23, 2014.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

In the third case, entitled Heirs of Dr. Juan Acevedo, et al, v. Triple-S Management Corporation, et al, the court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Court of First Instance. Our request for reconsideration was denied in December 2011. Trial is set to begin December 2, 2014.

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

The sixth case, entitled Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al, was filed on April 16, 2013 and the Company filed its response on June 21, 2013.  On June 28, 2013, the court of First Instance ordered the plaintiff to reply to the Company’s response specifically on the matter of the statute of limitations applicable to the complaint.  Plaintiff failed to timely respond and the Company moved to dismiss.  Plaintiff subsequently moved to amend the complaint.  Although the Company opposed it, the court granted leave.  On November 5, 2013, the Company moved to dismiss the first amended complaint on the grounds that it is time barred under the fifteen-year period of the Puerto Rico Civil Code for collection of monies. On December 16, 2013, Plaintiffs filed an opposition thereto and the Company filed a reply on January 7, 2014.  On February 19, 2014, the court ordered Plaintiff to file a memorandum of law regarding the validity of the restrictions to transfer the shares which was due on April 22, 2014.  On May 16, 2014, plaintiff filed a motion for summary judgment, which the Company opposed on May 28, 2014.  On June 16, 2014, the court ordered plaintiff to file the memoranda of law and struck the motion for summary judgment.  On June 27, 2014, Plaintiff filed the memoranda of law.  The parties are awaiting court’s decision on Company’s motion to dismiss.

The seventh case, entitled Allende Santos, et al, v. Triple-S Salud, et al, was filed on March 28, 2014.  On July 2, 2014, the Company filed its response.  Discovery has not commenced and the parties are pending further proceeding.

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

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Company, opposed. On February 8, 2011, the federal district court in Puerto Rico decided to retain jurisdiction. The defendants filed a joint motion to dismiss the case on the merits. On August 31, 2011, the District Court dismissed all of plaintiffs' claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005 (“CAFA”). Plaintiffs moved the court to reconsider its August 31, 2011 decision and the defendants did the same, arguing that the breach of contract claim failed to state a claim upon which relief can be granted. On May 2, 2012, the court denied the plaintiffs' motion. On May 31, 2012, plaintiffs appealed the District Court's dismissal of their complaint and the denial of plaintiffs’ motion for reconsideration. The Court of Appeals for the First Circuit dismissed the appeal for lack of jurisdiction. On September 25, 2012 the District Court denied without prejudice the defendants’ motion for reconsideration. On October 10, 2012 the parties filed their briefs with respect to class certification.  On March 13, 2013, the district court denied plaintiffs’ request for class certification and ordered the parties to brief the court on whether jurisdiction still exists under CAFA following such denial. On April 24, 2013, all parties briefed the court on this issue.  On September 6, 2013, the District Court dismissed the Dentist Association for lack of associational standing, leaving only the individual dentists as plaintiffs.  The court also granted plaintiffs’ leave to amend, on or before September 23, 2013, their complaint to address mediation or settlement negotiations and, to cure deficiencies pertaining to the breach-of-contract claims.  On December 23, 2013, five plaintiffs filed a Second Amended Complaint (“SAC”) seeking damages in the amount of $30 in which the dentists alleged that defendants altered the coding of the claims billed by the dentist, resulting in a lower payment.  Only one of the five plaintiffs presented a claim against the Company.  On January 31, 2014, the Company answered the complaint.  On April 11, 2014, TSS filed a motion to compel arbitration, as provided by the claimant’s provider contract.  Court’s decision on this motion is still pending.  On April 24, 2014, the Company and the claimant filed a voluntary dismissal with prejudice, TSS and TCI continuing as defendants.  On June 4, 2014, TSS, TCI, and the remaining plaintiff filed a joint notice of settlement and a request for dismissal.  On June 6, 2014 the court dismissed the claim as requested by the parties.  On June 26, 2014, the court entered an amended judgment to indicate that dismissal of the case was with prejudice.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the BCBSA in a multi-district class action litigation filed on July 24, 2012 that alleges that the exclusive service area (“ESA”) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama.  Prior to centralization, motions have been filed to dismiss some of the cases and are pending the court’s decision.  Plaintiffs opposed TSS’ motion to dismiss.  On April 9, 2014, the court held an argumentative hearing to discuss the motions to dismiss.  During the hearing, the Court did not issue a ruling on the motions to dismiss thus, decision on said motions are still pending. On June 18, 2014, the court denied TSS’ motion to dismiss.  Discovery has not yet commenced. The Company has joined BCBSA in vigorously contesting these claims.

Claims Relating to the Provision of Health Care Services

TSS is defendant in several claims for collection of monies in connection with the provision of health care services. Among them are individual complaints filed before the Puerto Rico Health Insurance Administration by six community health centers alleging TSS’ breached their contracts with respect to certain capitation payments and other monetary claims.  Such claims have an aggregate of approximately $9,600.  Discovery has not yet commenced, and given their early stage, the Company cannot assess the probability of an adverse outcome or the reasonable financial impact that any such outcome may have on the Company.  TSS believes these complaints are time-barred and intends to vigorously defend them on these and other grounds.

Also, on June 5, 2014, ASES initiated an administrative hearing against TSS moved by a primary medical group for alleged outstanding claims related to services provided to Medicaid beneficiaries from 2005 to 2010, totaling approximately $3,000.  On June 19, 2014, TSS filed its response and intends to vigorously defend this claim.

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

Unauthorized Disclosure of Protected Health Information

On September 20, 2013, TSS mailed to our approximately 70,000 Medicare Advantage beneficiaries a pamphlet that inadvertently displayed the receiving beneficiary’s Medicare Health Insurance Claim Number (“HICN”). The HICN is the unique number assigned by the Social Security Administration to each Medicare beneficiary and is considered protected health information under HIPAA. TSS conducted an investigation and reported the incident to the appropriate Puerto Rico and federal government agencies. It then received and complied with requests for information from ASES and OCR concerning this matter.  TSS issued a breach notification through the local media and notified the situation to all affected beneficiaries by mail. TSS also provided a toll-free number for inquiries and complaints from the individuals to whom notice was provided, and is offering them 12 months of free credit monitoring and identity protection through an independent provider.

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

In connection with this event, three individuals have filed suit against TSS in the Court of First Instance of Puerto Rico.  In the first case, filed on February 10, 2014, one individual, on his behalf and on behalf of his spouse asserts emotional damages due the disclosure of his protected health information.  In the second case, filed on February 24, 2014, another individual filed a class-action suit claiming approximately $20,000 in damages.  With respect with this class-action suit, on February 27, 2014, TSS filed a motion to dismiss the class-action suit based on several grounds, including lack of standing.  The court ordered plaintiff to submit an opposition to TSS’ motion to dismiss, subject to the dismissal of the claim if plaintiff fail to comply. Plaintiff filed its opposition on March 12, 2014 and, on April 14, 2014, TSS replied.  Court’s ruling on the motions is pending.  In the third case, file on April 23, 2014, another individual asserts emotional damages and identity theft.  The Company intends to vigorously defend against these claims.

ASES Audits

On July 2, 2014, ASES requested TSS to reimburse $4,800 corresponding to payments made to TSS pursuant to prior contracts with ASES for the provision of services under the government health plan as a result of audits conducted by ASES covering several periods from October 2005 to September 2013. TSS contends that ASES request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES.  TSS intends to vigorously challenge this claim and defend the validity of the settlement agreement signed by the parties in 2011.

(14)	Business Combination

Effective November 7, 2013, the Company’s subsidiary Triple-S Vida, Inc. (“TSV”) completed the acquisition of 100% of the outstanding capital stock of Atlantic Southern Insurance Company (“ASICO”), an insurer dedicated to the sale of individual life and cancer insurance in Puerto Rico, as well as individual and group health insurance in the U.S. Virgin Islands, British Virgin Islands, Anguilla and Costa Rica. After this acquisition the Company expects to solidify its position in the life insurance business in Puerto Rico. The Company accounted for this acquisition in accordance with the provisions of Accounting Standard Codification Topic 805, Business Combinations. The results of operations and financial condition of Atlantic Southern Insurance Company are included in the accompanying consolidated financial statements for the period following the effective date of the acquisition. The aggregate purchase price of the acquired entity was $9,413. Direct costs related to the acquisition amounted to $435.

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

On October 31, 2013, we recognized a VOBA asset of $4,499, resulting from the ASICO transaction in the consolidated balance sheet. During the three months and six months ended June 30, 2014, we recognized $143 and $308, respectively, of amortization expense related to the VOBA asset.

The consolidated statements of earnings for the three months ended June 30, 2014 include $1,932 in operating revenues and a $250 net gain related to ASICO. The consolidated statements of earnings for the six months ended June 30, 2014 include $3,989 in operating revenues and a $557 net gain related to ASICO.  The following unaudited pro forma financial information presents the combined results of operations of the Company and ASICO as if the acquisition had occurred at the beginning of 2013. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

	Three months and	Six months ended
	June 30, 2013	June 30, 2013
Operating revenues	$600,055	$1,191,926
Net Income	$19,898	$36,892
Basic net income per share	$0.71	$1.32
Diluted net income per share	$0.71	$1.31

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The above unaudited pro forma operating revenues and net income considers an estimated acquisition adjustment related to the VOBA asset, including an amortization expense of $115 and $230 for the three months and six months ended June 30, 2013, respectively.

(15)	Subsequent Events

The Company evaluated subsequent events through the date that these consolidated interim financial statements were issued.  No other events have occurred that require disclosure or adjustments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and six months ended June 30, 2014.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2013 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months and six months ended June 30, 2014 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (“PDP”)) markets.  In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Reform (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (“Medicaid”), by administering the provision of the physical health component in designated service regions in Puerto Rico.  For the six months ended June 30, 2014, operating income generated under the Medicaid program represented 18% of our consolidated operating income, compared to 34% for the same period in 2013.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the BCBS name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of December 31, 2013, we served approximately 2,188,000 members across all regions of Puerto Rico.  For the six months ended June 30, 2014, our managed care segment represented approximately 89% of our total consolidated premiums earned, net and approximately 73% of our operating income.  We also have significant positions in the life insurance and property and casualty insurance markets in Puerto Rico.  Our life insurance segment had a market share of approximately 12% (in terms of direct premiums) during the year ended December 31, 2013.  Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) during the year ended December 31, 2013.

We participate in the managed care market through our subsidiaries, TSS and AH.  TSS and AH are BCBSA licensees, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico and the U.S. Virgin Islands.

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 6% and 4%, respectively, of our consolidated premiums earned, net for the six months ended June 30, 2014.

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

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2014	2013	2014	2013
Premiums earned, net:
Managed care	$485.6	$499.3	$969.7	$993.2
Life insurance	34.9	32.1	69.9	63.9
Property and casualty insurance	23.7	25.3	47.2	50.2
Intersegment premiums earned	(0.5)	(0.7)	(1.2)	(1.3)
Consolidated premiums earned, net	$543.7	$556.0	$1,085.6	$1,106.0
Administrative service fees:
Managed care	$30.7	$29.6	$61.4	$57.7
Intersegment administrative service fees	(1.2)	(1.0)	(2.1)	(2.0)
Consolidated administrative service fees	$29.5	$28.6	$59.3	$55.7
Operating income:
Managed care	$27.9	$13.4	$32.0	$33.9
Life insurance	5.2	3.7	10.4	7.7
Property and casualty insurance	4.5	0.2	5.2	0.6
Intersegment and other	(3.6)	(0.5)	(3.6)	(2.7)
Consolidated operating income	$34.0	$16.8	$44.0	$39.5

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

Puerto Rico’s economy is currently in a recession that began in the fourth quarter of government fiscal year 2006, during which the real gross national product grew by only 0.5%.  For fiscal years 2007, 2008, 2009, 2010 and 2011 the real gross national product contracted by 1.2%, 2.9%, 3.8%, 3.6%, and 1.7% respectively.  For fiscal year 2012 and 2013 Puerto Rico’s gross national product grew by 0.9% (revised) and 0.3% (preliminary), respectively.  In June 2014, the Puerto Rico Planning Board (the “Planning Board”) released its revised gross national product forecast for fiscal years 2014 and 2015.  The gross national product forecast for fiscal year 2014 and 2015 is a projected growth of 0.1% and 0.2%, respectively.

Personal income, both aggregate and per capita, has shown a positive average growth rate from 1947 to 2010.  In fiscal year 2012, aggregate personal income was $62.4 billion (revised) and personal income per capita was $16,611.  According to the Puerto Rico Department of Labor and Human Resources Household Employment Survey, known as the “Household Survey”, the number of persons employed in Puerto Rico during the fiscal year 2013 averaged 1,029,019, a decrease of 0.6% compared to the previous fiscal year.  During the first five month of fiscal years 2014 total employment averaged 1,016,000, a 2.0% reduction with respect to the same period of the prior year. The unemployment rate for fiscal year 2013 and for the first six months of fiscal year 2014 was 14.0% and 14.5%, respectively.

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

Recent Measures

In recent years, the Government of Puerto Rico has been focused on implementing measures to achieve fiscal balance, restore economic growth, and find solutions for its underfunded pension system and thereby safeguarding the investment-grade ratings of its bonds.  Measures taken include (1) a reduction in the amount of government employees, (2) tax reform, (3) privatization of the Luis Muñoz Marín airport in San Juan and certain highways through public-private partnerships, (4) pension reform reducing benefits and increasing the retirement age and, more recently, (5) the enactment of the Fiscal Sustainability Act and (6) the enactment of the Puerto Rico Public Corporations Debt Enforcement and Recovery Act.

On June 30, 2013 the Governor of Puerto Rico signed into law significant changes to the Puerto Rico Internal Revenue Code of 2011, as amended (“the 2011 Code”).  Relevant amendments to the 2011 Code impacting income taxes include the expansion of the corporate alternative minimum tax and individual alternative basic tax in lieu of the proposed "National Gross Receipts Tax", a moratorium on tax credits, modified excise taxes, sales and use taxes, and taxes on insurance premiums.  These changes, as applicable, have been considered and recorded in the Corporation’s financial statements as of and for the six months ended June 30, 2014.  In addition to the changes in the 2011 Code, the Government of Puerto Rico may take other revenue raising measures, which could have a material adverse effect on our business, financial condition and results of operations.

In October 2013, a bill to expand the role of the Sales Tax Financing Corporation, also known as Cofina, that allows this entity issue additional bonds, was signed into law.  The amendments increase the Sales and Use Tax percentage allocated to Cofina from 2.75% to 3.50%, and allows the use of these funds for financings related to the budgets of fiscal years 2012, 2013 and 2014.  In December 2013 a bill to reform the Teachers’ Retirement System was signed into law.  However, on April 11, 2014, the Supreme Court of Puerto Rico ruled that amendments to the Teacher’s retirement systems are applicable only to those beneficiaries entering the retirement systems after the enactment of the reform.

On June 17, 2014, the Legislature of the Commonwealth enacted Act No. 66-2014 (the “Fiscal Sustainability Act”). The Fiscal Sustainability Act is a fiscal emergency law enacted to address the fiscal pressures on the Commonwealth imposed by excessive leverage, persistent budgetary deficits, sluggish economic growth, and fiscally challenged public corporations, among others, as exacerbated by the credit rating downgrades that occurred in February of 2014. The Fiscal Sustainability Act will remain in effect for three fiscal years ending on June 30, 2017, or earlier if certain parameters are met, including (i) that the preceding fiscal year ends without a budget deficit; (ii) that the economic growth rate forecast for the following fiscal year be 1.5% or higher; and (iii) that a nationally recognized rating agency upgrade the credit rating of the Commonwealth’s general obligations to investment grade level.

The principal corrective measures adopted by the Fiscal Sustainability Act include the following: (i) the freezing of benefits under collective bargaining agreements and the reduction of certain non-salary compensation; (ii) the contribution of the savings generated by certain public corporations to support certain General Fund expenses; (iii) the freezing of formula appropriation increases to the University of Puerto Rico and the municipalities; (iv) the freezing and reduction of formula appropriations to the Judicial Branch, the Legislative Assembly and certain other entities; (v) the reduction in school transportation costs; (vi) the reduction of rates for professional and purchased services; (vii) the freezing of water rates for governmental entities; and (viii) the implementation of a payment plan system for legal judgments, among others. In addition, the Fiscal Sustainability Act imposes substantial additional managerial and administrative controls on the operations of the Executive Branch, including hiring and contracting requirements and procedures, savings targets for rent and utilities, fines to public employees for unauthorized transactions, and overall strengthening of oversight by the Commonwealth’s Office of Management and Budget (“OMB”).

On June 28, 2014, the Commonwealth enacted Act 71-2014, known as the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”). Prior to the enactment of the Recovery Act, there was no Commonwealth statute providing an orderly recovery regime for public corporations experiencing financial difficulties. At the same time, Chapters 9 and 11 of the United States Bankruptcy Code are generally inapplicable to public corporations that are governmental instrumentalities of the Commonwealth. Thus, the Recovery Act is intended to fill this statutory gap and provide for an orderly legal process governing the enforcement and restructuring of the debts and other obligations of certain public corporations of the Commonwealth.  The purpose of the Recovery Act is to create a legal framework that: (1) allows certain public corporations to adjust their debts in a manner that protects the interests of all affected creditors; (2) provides procedures for the orderly enforcement and restructuring of the debts and obligations of eligible public corporations in a manner that is consistent with the United States and Commonwealth Constitution; and (3) maximizes the return to such public corporation’s stakeholders.

The Recovery Act does not apply to the Commonwealth. It applies solely to public corporations, other than the following: the Children’s Trust; the Employees Retirement System of the Government of the Commonwealth of Puerto Rico and its Instrumentalities; Government Development Bank for Puerto Rico and its subsidiaries, affiliates, and any entities ascribed to GDB; the Judiciary Retirement System; the Municipal Finance Agency; the Municipal Finance Corporation; the Puerto Rico Public Finance Corporation; the Puerto Rico Industrial Development Company, the Puerto Rico Industrial, Tourist, Educational, Medical and Environmental Control Facilities Financing Authority; the Puerto Rico Infrastructure Financing Authority; the Puerto Rico Sales Tax Financing Corporation (COFINA); the Puerto Rico System of Annuities and Pensions for Teachers; and the University of Puerto Rico.

Rating Agencies and Markets

Beginning in July of 2014, the credit ratings of the Commonwealth’s general obligation bonds and Commonwealth guaranteed bonds, as well as the ratings of most of the Commonwealth’s public corporations, have been lowered (more than once in most cases) to noninvestment grade by Moody’s, S&P, and Fitch.  According to the ratings agencies, further downgrades are possible in some cases.

The following table sets forth the ratings of the Commonwealth and certain of its public corporations after giving effect to these downgrades:

	S&P	Moody’s	Fitch
Commonwealth of Puerto Rico (General Obligations)	BB	B2	BB
Government Development Bank	BB-	B3
COFINA
Senior Lien	BBB	Ba3	BB-
First Subordinate Lien	BBB-	B1	BB-
PR Electric Power Authority	B-	Caa2	CC
PR Highways and Transportation Authority
Highway Revenue Bonds	B	Caa1
Transportation Revenue Bonds	B	Caa1
Subordinate Transportation Revenue Bonds	B	Caa2
PR Aqueduct and Sewer Authority
Revenue Bonds	BB-	Caa1	B+
Guaranteed Bonds	BB	B2	BB-
PR Public Buildings Authority	BB	B2	BB-
PR Employees Retirement System	BB-	B3	BB-
PR Public Finance Corporation (Commonwealth Appropriation Bonds)	BB-	B3

The Commonwealth faces a number of fiscal and economic challenges and its liquidity has been adversely affected by the ratings downgrades described above, the significant increase in credit spreads for obligations of the Commonwealth and its instrumentalities, the limited market access experienced by the Commonwealth and its instrumentalities, and by a significant reduction of liquidity in the local Puerto Rico financial markets.

As a result of the current economic conditions in Puerto Rico, the rating downgrades mentioned above, the fiscal situation and liquidity constraints of the government and certain of its public corporations, and the enactment of the Recovery Act, we may experience a reduction in business, and we are exposed to higher credit risk from government and certain of its public corporations accounts.

The credit risk associated with the aforementioned situations is covered in the disclosure included in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, under the sub-caption “The geographic concentration of our business in Puerto Rico may subject us to economic downturns in the region.”

Managed Care – Medicaid Business

On May 9, 2014, the government of Puerto Rico cancelled the Request for Proposal (RFP) process, initiated on February 5, 2014, for the selection of the managed care organizations that would manage the delivery of all covered physical and behavioral health services under a capitated risk-bearing contract for all regions in the Puerto Rico Government Health Plan, and, on June 30, 2014, TSS and the Puerto Rico Health Insurance Administration ("ASES" by its Spanish acronym) amended the contract by which TSS currently administers the provision of the physical health component of the program in all of the service regions in the Commonwealth of Puerto Rico to extend the term for an additional nine-month period through March 31, 2015.  On June 25, 2014, the government of Puerto Rico issued a new RFP.  Under this new RFP process, companies may submit proposals until August 11, 2014.  We have not concluded whether or not we will participate in the bid process to retain the Medicaid business.  Should we decide to participate in the bid process, there is no guarantee that we will be selected to continue providing services under the managed care organization model or that if selected, we will retain all the service regions we currently administer.

On June 30, 2014, TSS executed a second amendment to the agreement with ASES. The amended agreement, originally executed in July 1, 2013, extends for an additional nine-month period the administration of the provision of the physical health component of the Medicaid program in service regions in the Commonwealth of Puerto Rico currently administered by TSS through March 31, 2015.  TSS will receive a per-member per-month administrative fee for its services and will not bear the insurance risk of the program.

Under the terms of this agreement, TSS is a third-party administrator responsible for the provision of administrative services to Medicaid enrollees in all the Puerto Rico regions: West, North, Metro North, San Juan, Northeast, Virtual (which covers services provided throughout Puerto Rico to children in foster care and certain victims of domestic violence), Southwest, Southeast and East. The administrative services provided include case, disease and utilization management, network management and credentialing, enrollment and enrollee services and claims administration, among others. The claims related to the administration of the Medicaid business are paid from a bank account owned and funded by the government of Puerto Rico.

Affordable Care Act

On July 16, 2014, the Department of Health and Human Services (the “HHS”) sent a letter to the insurance commissioners of the U.S. territories, including the Commissioner of Insurance of Puerto Rico, in which notified that the term “state,” as used in the Public Health Service Act (“PHS Act”) does not include the territories of the United States, therefore, several market reform provisions under ACA will not be applicable to Puerto Rico and other U.S. territories. On June 16, 2014, the Commissioner of Insurance of Puerto Rico issued a press release indicating that most requirements of ACA had been adopted through the Insurance Code of Puerto Rico or normative letters.  There is uncertainty as to the impact this new interpretation made by the HHS would have in the local legislation and regulation implementing ACA, or how any other new related legislation or regulation will affect our business.

Credentialing

On May 29, 2014, ASES notified TSS that is had complied with the corrective action plan related to the credentialing of TSS’ provider network for its Medicaid business. Based on TSS compliance, ASES closed the corrective action plan.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of June 30,
	2014	2013
Managed care enrollment:
Commercial [1]	619,537	678,544
Medicare [2]	119,830	113,984
Medicaid [3]	1,408,804	898,180
Total	2,148,171	1,690,708
Managed care enrollment by insurance arrangement:
Fully-insured	537,349	576,525
Self-insured	1,610,822	1,114,183
Total	2,148,171	1,690,708

(1)	Commercial membership includes corporate accounts, self-insured employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
(3)	All are self-insured members.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2014	2013	2014	2013
Revenues:
Premiums earned, net	$543.7	$556.0	$1,085.6	$1,106.0
Administrative service fees	29.5	28.6	59.3	55.7
Net investment income	12.1	12.0	23.5	23.4
Other operating revenues	0.9	1.2	2.3	2.3
Total operating revenues	586.2	597.8	1,170.7	1,187.4
Net realized investment gains	3.9	1.7	4.1	3.6
Other income, net	0.6	0.3	0.8	0.8
Total revenues	590.7	599.8	1,175.6	1,191.8
Benefits and expenses:
Claims incurred	428.6	460.8	877.7	912.8
Operating expenses	123.6	120.2	249.0	235.1
Total operating expenses	552.2	581.0	1,126.7	1,147.9
Interest expense	2.4	2.5	4.7	4.8
Total benefits and expenses	554.6	583.5	1,131.4	1,152.7
Income before taxes	36.1	16.3	44.2	39.1
Income tax expense (benefit)	8.7	(3.7)	9.8	1.8
Net income	27.4	20.0	34.4	37.3
Less: net loss attributable to non-controlling interest	-	0.1	-	0.1
Net income attributable to TSM	$27.4	$20.1	$34.4	$37.4

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating Revenues

Consolidated premiums earned, net for the three months ended June 30, 2014 decreased by $12.3 million, or 2.2%, to $543.7 million when compared to the three months ended June 30, 2013.  This decrease primarily reflects a lower fully-insured membership in the Commercial sector of our Managed Care segment.  The premiums of the Property and Casualty Insurance segment also presented a decrease during this quarter.  Life Insurance premiums increased during the three months ended June 30, 2014 primarily reflecting the acquisition of Atlantic Southern Insurance Company (“ASICO”) effective November 2013.

The consolidated administrative service fees of $29.5 million increased by $0.9 million, or 3.1%, when compared to prior period, mostly as a result of the three regions added to the Medicaid contract on October 1, 2013, partially offset by lower fees per member per month negotiated effective July 1, 2013.

Net Realized Investment Gains

Consolidated net realized investment gains of $3.9 million during the 2014 period are mainly the result of sales of equity securities.

Claims Incurred

Consolidated claims incurred decreased by $32.2 million, or 7.0%, to $428.6 million during the three months ended June 30, 2014 when compared to the claims incurred during the three months ended June 30, 2013, mostly in the Medicare and Commercial businesses of the Managed Care segment.  Medical claims incurred in Managed Care decreased mostly as a result of favorable prior period reserve developments and lower member month enrollment in the 2014 period.  Property and Casualty Insurance claims also experienced a decrease during this quarter, reflecting a favorable loss experience, mostly in the Commercial Multi-peril line of business.  The consolidated loss ratio decreased by 410 basis points to 78.8%.

Operating Expenses

Consolidated operating expenses during the three months ended June 30, 2014 increased by $3.4 million, or 2.8%, to $123.6 million as compared to the operating expenses during the three months ended June 30, 2013.  For the three months ended June 30, 2014, the consolidated operating expense ratio increased 100 basis points to 21.6%.  The higher operating expenses and operating expenses ratio are mainly related to $6.8 million of Health Insurance Providers Fee that became effective January 1, 2014, $2.4 million of premium taxes that became effective July 1, 2013 and incremental expenses related to the administration of the three new service regions of the Medicaid program effective October 1, 2013.  The effect of new taxes and fees and the increased Medicaid enrollment was offset by the impact of cost containment initiatives developed since the beginning of the year.

Income Tax Expense

Consolidated income tax expense during the three months ended June 30, 2014 increased by $12.4 million, to $8.7 million, as compared to the income tax expense for the three months ended June 30, 2013.  The effective tax rate increased from a benefit of 22.7% in 2013 to an expense of 24.1% in 2014.  The change in the effective tax rate reflects a one-time $7.7 million positive adjustment increasing the consolidated net deferred tax assets after the June 30, 2013 enactment of Puerto Rico tax legislation that increased the maximum corporate tax rate from 30% to 39% effective January 1, 2013.  The effective tax rate for the three months ended June 30, 2013 excluding the effect of this deferred tax adjustment is 24.5%, which is 40 basis points higher than the effective tax rate for the quarter ended June 30, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating Revenues

Consolidated premiums earned, net for the six months ended June 30, 2014 decreased by $20.4 million, or 1.8%, to $1,085.6 million when compared to the six months ended June 30, 2013.  This decrease primarily reflects a lower fully-insured Managed Care member month enrollment, particularly in the Commercial sector.  Property and Casualty Insurance premiums also presented a decrease during the six months ended June 30, 2014.  Life Insurance premiums increased during the 2014 period primarily reflecting the ASICO acquisition.

The consolidated administrative service fees of $59.3 million increased by $3.6 million, or 6.5%, when compared to prior period, triggered by the addition of three new regions in the Medicaid program effective October 1, 2013.

Net Realized Investment Gains

Consolidated net realized investment gains of $4.1 million during the 2014 period are mainly the result of sales of equity securities.

Claims Incurred

Consolidated claims incurred decreased by $35.1 million, or 3.8%, to $877.7 million during the six months ended June 30, 2014, mostly in the Medicare and Commercial businesses of the Managed Care segment.  Medical claims incurred in Managed Care decreased mostly as a result of lower member month enrollment in the 2014 period and favorable prior period reserve developments.  Property and Casualty claims also decreased during the six months ended June 30, 2014, reflecting a favorable loss experience, particularly in the Commercial Multi-peril and Medical Malpractice lines of business.  The consolidated loss ratio decreased by 170 basis points to 80.8%.

Operating Expenses

Consolidated operating expenses for the six months ended June 30, 2014 increased by $13.5 million, or 5.9%, to $249.0 million as compared to the operating expenses for the six months ended June 30, 2013.  The consolidated operating expense ratio increased by 150 basis points to 21.7%.  The higher operating expenses and operating expenses ratio are mainly related to $13.9 million of Health Insurance Providers Fee that became effective January 1, 2014, $4.8 million of premium taxes that became effective July 1, 2013 and incremental expenses related to the administration of the three new service regions of the Medicaid program effective October 1, 2013.  The effect of new taxes and fees and the increased Medicaid enrollment was offset by the impact of cost containment initiatives developed during the 2014 period.

Income Tax Expense

Consolidated income tax expense for the six months ended June 30, 2014 increased by $8.0 million, to $9.8 million, as compared to the income tax expense for the six months ended June 30, 2013.  The effective tax rate increased from 4.6% in 2013 to 22.2% in 2014.  The change in the effective tax rate reflects a one-time $7.7 million adjustment increasing the consolidated net deferred tax assets after the June 30, 2013 enactment of Puerto Rico tax legislation that increased the maximum corporate tax rate from 30% to 39% effective January 1, 2013.  The 2013 effective tax rate excluding the effect of this deferred tax adjustment is 24.3%, which is 210 basis points higher than the 2014 effective tax rate reflecting a higher proportion of taxable income from the Managed Care segment, which operates at a higher effective tax rate.

Managed Care Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2014	2013	2014	2013
Operating revenues:
Medical premiums earned, net:
Commercial	$223.0	$238.7	$452.8	$472.3
Medicare	262.6	260.6	516.9	520.9
Medical premiums earned, net	485.6	499.3	969.7	993.2
Administrative service fees	30.7	29.6	61.4	57.7
Net investment income	3.9	4.1	7.6	8.0
Total operating revenues	520.2	533.0	1,038.7	1,058.9
Medical operating costs:
Medical claims incurred	400.2	428.6	819.5	851.8
Medical operating expenses	92.1	91.0	187.2	173.2
Total medical operating costs	492.3	519.6	1,006.7	1,025.0
Medical operating income	$27.9	$13.4	$32.0	$33.9
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,273,324	1,388,125	2,592,736	2,783,148
Self-funded	608,880	656,408	1,236,286	1,323,584
Total Commercial member months	1,882,204	2,044,533	3,829,022	4,106,732
Medicare:
Medicare Advantage	318,227	315,656	637,516	638,414
Stand-alone PDP	41,148	24,365	82,745	48,438
Total Medicare member months	359,375	340,021	720,261	686,852
Medicaid member months - Self-funded	4,204,323	2,670,314	8,394,782	5,320,932
Total member months	6,445,902	5,054,868	12,944,065	10,114,516
Medical loss ratio	82.4%	85.8%	84.5%	85.8%
Operating expense ratio	17.8%	17.2%	18.2%	16.5%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Medical Operating Revenues

Medical premiums earned for the three months ended June 30, 2014 decreased by $13.7 million, or 2.7%, to $485.6 million when compared to the medical premiums earned during the three months ended June 30, 2013.  This decrease is principally the result of the following:

•	Medical premiums generated by the Commercial business decreased by $15.7 million, or 6.6%, to $223.0 million during the three months ended June 30, 2014. This fluctuation is primarily the result of a decrease in fully-insured member month enrollment by 114,801, or 8.3%, mainly in our rated groups and individual accounts products and reflecting pricing sensitivity, cancellation of several commercial accounts and attrition in existing accounts as a result of the island’s challenging economic situation. The effect of the lower membership is partially offset by a 1.8% year over year increase in average premium rates. Excluding the effect of the Health Insurance Providers Fee recovered from customers, average premium rates increased by 0.5% during the three months ended June 30, 2014. The Health Insurance Providers Fee became effective January 1, 2014.

•	Medical premiums generated by the Medicare business increased during the three months ended June 30, 2014 by $2.0 million, or 0.8%, to $262.6 million. The member month enrollment increased by 19,354, or 5.7%, year over year, mostly resulting from higher membership, particularly in stand-alone PDP and non-dual eligible products. The Medicare premiums for the three months ended June 30, 2014 reflect $12.4 million of additional risk factor revenue related to the 2013 final settlement with CMS and 2014 accrual estimates. The additional risk factor revenue recorded in the 2013 period corresponding to prior periods was $6.8 million.

Administrative service fees increased by $1.1 million, or 3.7%, to $30.7 million during the three months ended June 30, 2014.  This increase primarily reflects the higher Medicaid enrollment after the addition of three regions effective October 1, 2013 offset in part by lower per-member per-month fees effective July 1, 2013 combined with a lower self-funded Commercial enrollment in the 2014 period.

Medical Claims Incurred

Medical claims incurred during the three months ended June 30, 2014 decreased by $28.4 million, or 6.6%, to $400.2 million when compared to the three months ended June 30, 2013, reflecting lower fully-insured enrollment in 2014 and favorable prior period reserve developments.  The medical loss ratio (“MLR”) of the segment decreased 340 basis points during the 2014 period, to 82.4%.  These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Commercial business decreased by $23.5 million, or 11.2%, during the 2014 period mostly due to the lower fully-insured member month enrollment. The Commercial MLR was 83.2%, which is 430 basis points lower than the MLR for the prior year primarily due to favorable prior period reserve development in 2014. Excluding the effect of favorable prior period reserve developments in 2014 and 2013 and other related adjustments, the MLR would have increased by 290 basis points. The increase reflects higher cost trends, particularly for pharmacy benefits, surgical procedures, and laboratory and x-ray services.

•	The medical claims incurred of the Medicare business decreased by $4.9 million, or 2.2%, during the 2014 period and its MLR decreased by 250 basis points, to 81.6%, primarily resulting from higher risk score revenue and favorable prior period reserve development. Excluding the effect of prior period reserve developments and risk-score adjustments in the 2014 and 2013 periods, the MLR presents an increase of 60 basis points, primarily reflecting higher pharmacy costs.

Medical Operating Expenses

Medical operating expenses for the three months ended June 30, 2014 increased by $1.1 million, or 1.2%, to $92.1 million when compared to the three months ended June 30, 2013.  The operating expense ratio increased by 60 basis points, from 17.2% in 2013 to 17.8% in 2014.  This increase is mainly related to $6.8 million of Health Insurance Providers Fee that became effective January 1, 2014, $1.8 million of premium taxes that became effective July 1, 2013 and incremental expenses related to the administration of the three new service regions of the Medicaid program effective October 1, 2013, which amounted to $8.0 million.  The effect of new taxes and fees and the increased Medicaid enrollment was offset by the impact of cost containment initiatives developed since the beginning of the year.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Medical Operating Revenues

Medical premiums earned for the six months ended June 30, 2014 decreased by $23.5 million, or 2.4%, to $969.7 million when compared to the medical premiums earned during the six months ended June 30, 2013.  This decrease is principally the result of the following:

•	Medical premiums generated by the Commercial business decreased by $19.5 million, or 4.1%, to $452.8 million during the six months ended June 30, 2014. This fluctuation is primarily the result of a decrease in fully-insured member month enrollment by 190,412, or 6.8%, mainly in our rated groups and individual accounts products and reflecting pricing sensitivity, cancellation of several commercial accounts and attrition in existing accounts as a result of the island’s challenging economic situation. The effect of the decreased membership is partially offset by a 2.9% year over year increase in average premium rates. Excluding the effect of the Health Insurance Providers Fee recovered from customers, average premium rates increased by 1.6% during the six months ended June 30, 2014. The Health Insurance Providers Fee became effective January 1, 2014.

•	Medical premiums generated by the Medicare business decreased during the six months ended June 30, 2014 by $4.0 million, or 0.8%, to $516.9 million. The member month enrollment increased by 33,409, or 4.9%, year over year, mostly resulting from a higher stand-alone PDP membership. Medicare Advantage member month enrollment decreased by 898 members during the six months ended June 30, 2014, comprised of a decrease in dual-eligible enrollment by 16,991 and an increase in non-dual enrollment by 16,093. Because Medicare Advantage dual-eligible products have higher average premium rates the effect of the lower member month enrollment in these products more than offsets the membership gain experienced in the non-dual and stand-alone PDP products. The effect of the change in membership mix is offset in part by the additional risk factor revenue when compared to the previous year. The six months ended June 30, 2014 and 2013 include the net effect of approximately $4.5 million and $3.1 million, respectively, related to the CMS final risk score adjustments corresponding to prior periods.

Administrative service fees increased by $3.7 million, or 6.4%, to $61.4 million during the six months ended June 30, 2014.  This increase primarily reflects the higher Medicaid enrollment after the addition of three additional regions effective October 1, 2013 offset in part by lower per-member per-month fees effective July 1, 2013 and the lower Commercial self-insured member month enrollment.

Medical Claims Incurred

Medical claims incurred during the six months ended June 30, 2014 decreased by $32.3 million, or 3.8%, to $819.5 million when compared to the six months ended June 30, 2013, reflecting lower fully-insured enrollment in 2014 and favorable prior period reserve developments.  The medical loss ratio (“MLR”) of the segment decreased 130 basis points during the 2014 period, to 84.5%.  These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Commercial business decreased by $25.4 million, or 6.1%, during the 2014 period mostly due to the lower fully-insured member month enrollment. The Commercial MLR was 86.4%, which is 190 basis points lower than the MLR for the prior year primarily due to favorable prior period reserve development in 2014. Excluding the effect of favorable prior period reserve developments in both periods and other related adjustments, the MLR would have increased by 350 basis points. The increase reflects higher cost trends, particularly for pharmacy benefits, surgical procedures, and laboratory and x-ray services.

•	The medical claims incurred of the Medicare business decreased by $7.0 million, or 1.6%, during the 2014 period and its MLR decreased by 70 basis points, to 82.9%. The MLR excluding prior period reserve developments and risk-score adjustments in the 2014 and 2013 periods presents an increase of 190 basis points, primarily reflecting higher pharmacy costs.

Medical Operating Expenses

Medical operating expenses for the six months ended June 30, 2014 increased by $14.0 million, or 8.1%, to $187.2 million when compared to the six months ended June 30, 2013.  The operating expense ratio increased by 170 basis points, from 16.5% in 2013 to 18.2% in 2014.  This increase is mainly related to $13.9 million of Health Insurance Providers Fee that became effective January 1, 2014, $3.6 million of premium taxes that became effective July 1, 2013 and incremental expenses related to the administration of the three new service regions of the Medicaid program effective October 1, 2013, which amounted to $16.0 million.  The effect of new taxes and fees and the increased Medicaid enrollment was partially offset by the impact of cost containment initiatives in place during the 2014 period.

Life Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2014	2013	2014	2013
Operating revenues:
Premiums earned, net:
Premiums earned	$37.6	$34.3	$75.2	$68.1
Premiums earned ceded	(2.7)	(2.2)	(5.3)	(4.2)
Premiums earned, net	34.9	32.1	69.9	63.9
Net investment income	6.0	5.7	11.6	11.0
Total operating revenues	40.9	37.8	81.5	74.9
Operating costs:
Policy benefits and claims incurred	18.4	17.9	36.3	34.7
Underwriting and other expenses	17.3	16.2	34.8	32.5
Total operating costs	35.7	34.1	71.1	67.2
Operating income	$5.2	$3.7	$10.4	$7.7
Additional data:
Loss ratio	52.7%	55.8%	51.9%	54.3%
Operating expense ratio	49.6%	50.5%	49.8%	50.9%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating Revenues

Premiums earned, net for the three months ended June 30, 2014 increased by $2.8 million, or 8.7% to $34.9 million when compared to the three months ended June 30, 2013 mostly reflecting $1.9 million of additional life, cancer and major medical health premiums brought by the ASICO acquisition effective November 2013.  Premiums from the Cancer and Group Life lines of business increased by $1.0 million year over year.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the three months ended June 30, 2014 increased by $0.5 million, or 2.8%, to $18.4 million when compared to the three months ended June 30, 2013.  This increase reflects the additional $1.1 million in claims related to the ASICO business partially offset by a lower growth of actuarial reserves on all other lines of business.  The loss ratio for the period decreased from 55.8% in 2013 to 52.7% in 2014, or 310 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the three month period ended June 30, 2014 increased $1.1 million, or 6.8%, to $17.3 million when compared to the three months ended June 30, 2013.  The increase is mostly related to the additional $0.8 million related to the ASICO business and a lower amount of expenses capitalized as Deferred Policy Acquisition Costs.  As a result of the segment’s proportionally higher increase in premiums during this period the operating expense ratio decreased by 90 basis points from 50.5% in 2013 to 49.6% in 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating Revenues

Premiums earned, net for the six months ended June 30, 2014 increased by $6.0 million, or 9.4% to $69.9 million when compared to the six months ended June 30, 2013 mostly reflecting $4.0 million of additional life premiums brought by the ASICO acquisition effective November 2013.  Premiums from the Cancer and Group Life lines of business increased by $2.0  million year over year.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the six months ended June 30, 2014 increased by $1.6 million, or 4.6%, to $36.3 million when compared to the six months ended June 30, 2013.  This increase reflects the additional $2.1 million in claims related to the ASICO business partially offset by a lower growth of actuarial reserves and claims in other lines of business.  The loss ratio for the period decreased from 54.3% in 2013 to 51.9% in 2014, or 240 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the six month period ended June 30, 2014 increased $2.3 million, or 7.1%, to $34.8 million when compared to the six months ended June 30, 2013.  The increase is mostly the additional $1.6 million in operating expenses of ASICO business and a lower amount of net expenses capitalized as Deferred Policy Acquisition Costs.  As a result of the segment’s proportionally higher increase in premiums during this period the operating expense ratio decreased by 110 basis points from 50.9% in 2013 to 49.8% in 2014.

Property and Casualty Insurance Operating Results

	Three months ended		Six months ended
	June 30,		June 30,
(Dollar amounts in millions)	2014	2013	2014	2013
Operating revenues:
Premiums earned, net:
Premiums written	$41.5	$46.2	$71.3	$77.2
Premiums ceded	(14.1)	(14.9)	(24.8)	(28.1)
Change in unearned premiums	(3.7)	(6.0)	0.7	1.1
Premiums earned, net	23.7	25.3	47.2	50.2
Net investment income	2.2	2.0	4.1	4.0
Total operating revenues	25.9	27.3	51.3	54.2
Operating costs:
Claims incurred	11.1	14.9	23.3	27.6
Underwriting and other expenses	10.3	12.2	22.8	26.0
Total operating costs	21.4	27.1	46.1	53.6
Operating income	$4.5	$0.2	$5.2	$0.6
Additional data:
Loss ratio	46.8%	58.9%	49.4%	55.0%
Operating expense ratio	43.5%	48.2%	48.3%	51.8%
Combined ratio	90.3%	107.1%	97.7%	106.8%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Operating Revenues

Total premiums written during the three months ended June 30, 2014 decreased by $4.7 million, or 10.2%, to $41.5 million, mostly resulting from lower sales of Commercial products, primarily in the Commercial Liability and Commercial Package insurance products, mostly resulting from the loss of several municipal accounts.

Premiums ceded to reinsurers during the three months ended June 30, 2014 decreased by $0.8 million, or 5.4%, to $14.1 million.  The ratio of premiums ceded to premiums written increased by 170 basis points, from 32.3% in 2013 to 34.0% in 2014.

The change in unearned premiums presented an increase of $2.3 million, to $3.7 million during the three months ended June 30, 2014, primarily as the result of lower premiums written in 2014.

Claims Incurred

Claims incurred during the three months ended June 30, 2014 decreased by $3.8 million, or 25.5%, to $11.1 million.  The loss ratio decreased by 1,210 basis points, to 46.8% during this period primarily as a result of a favorable loss experience, mostly in the Commercial Multi-peril line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the three months ended June 30, 2014 decreased by $1.9 million, or 15.6%, to $10.3 million, primarily due to a lower net commission expense resulting from a decrease in net premium earned.  The operating expense ratio decreased by 470 basis points during the same period, to 43.5% in 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Operating Revenues

Total premiums written during the six months ended June 30, 2014 decreased by $5.9 million, or 7.6%, to $71.3 million, mostly resulting from lower sales of Commercial products, primarily in the Commercial Liability and Commercial Package insurance products.

Premiums ceded to reinsurers during the six months ended June 30, 2014 increased by $3.3 million, or 11.7%, to $24.8 million.  The ratio of premiums ceded to premiums written decreased by 160 basis points, from 36.4% in 2013 to 34.8% in 2014.  The lower amount of premiums ceded primarily results from a change in the commercial quota share agreement where the cession was changed from 37% to 30% in 2014.

The change in unearned premiums presented a decrease of $0.4 million, to $0.7 million during the six months ended June 30, 2014, primarily as the result of lower premiums written in 2014.

Claims Incurred

Claims incurred during the six months ended June 30, 2014 decreased by $4.3 million, or 15.6%, to $23.3 million.  The loss ratio decreased by 560 basis points, to 49.4% during this period primarily as a result of a favorable loss experience, mostly in the Commercial Multi-peril and Medical Malpractice lines of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the six months ended June 30, 2014 decreased by $3.2 million, or 12.3%, to $22.8 million, primarily due to a lower net commission expense resulting from the decrease in net premium earned.  The operating expense ratio decreased by 350 basis points during the same period, to 48.3% in 2014.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended
	June 30,
(Dollar amounts in millions)	2014	2013
Sources of cash:
Cash provided by operating activities	$3.0	$24.3
Proceeds from policyholder deposits	3.3	6.6
Other	-	27.7
Total sources of cash	12.0	58.6
Uses of cash:
Net purchases of investment securities	(3.2)	(57.4)
Net capital expenditures	(2.8)	(8.6)
Repurchase and retirement of common stock	(6.0)	(18.3)
Repayments of long-term borrowings	(1.0)	(1.0)
Repayments of short-term borrowings	-	(1.9)
Surrenders of policyholder deposits	(4.5)	(5.1)
Other	(3.6)	-
Total uses of cash	(27.0)	(92.3)
Net decrease in cash and cash equivalents	$(15.0)	$(33.7)

Cash flow from operating activities decreased by $21.3 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, principally due to the effect of an increase in cash paid to suppliers and employees by $33.5 million, and a decrease in premium collections by $22.4 million, offset in part by lower claims paid by $29.2 million and lower income taxes paid by $4.9 million.  The decrease in premiums collected is principally the result of lower Managed Care membership enrollment.  The decrease in claims mostly results from the lower enrollment in the Managed Care membership.

During the six months ended June 30, 2014 we received $3.3 million in policyholder deposits, this represents a decrease $3.3 million when compared to the prior year and is the result of lower sales of annuity products.

The decrease in other sources of cash is attributed to changes in the amount of outstanding checks over bank balances in the 2014 period.Net purchases of investment securities were $54.2 million lower during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily resulting from the investment of lower excess cash flows from operations.

Net capital expenditures decreased by $5.8 million for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, principally due to special projects initiatives related to information technology during prior year that did not occur during the current period.

During the six months ended June 30, 2014 we paid approximately $6.0 million under the Corporation’s Class B common stock repurchase program.

Net payments of short-term borrowings decreased by $1.9 million during the six months ended June 30, 2014, addressing timing differences between cash receipts and disbursements.

The increase in other uses of cash is attributed to changes in the amount of outstanding checks over bank balances in the 2014 period.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of June 30, 2014, we had $110.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of June 30, 2014.

As of June 30, 2014, we had the following long-term borrowings:

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes). On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

•	On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures in November 2015. This repurchase agreement pays interests on a quarterly basis at 1.96%. At June 30, 2014 investment securities available for sale with fair value of $27.2 million (face value of $27.1 million) were pledged as collateral under this agreement.

The 6.6% notes contain certain non-financial covenants.  At June 30, 2014, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan with original principal balance of $41,000, bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of June 30, 2014, this secured loan had an outstanding balance of $15.3 million and average annual interest rate of 1.24%.

This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of June 30, 2014 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

As part of the acquisition transaction of the controlling stake in a health clinic, we assumed a term loan with balance of $13.0 million as of June 30, 2014.  The loan requires monthly payments of $81 thousand, including principal and interest, is due on December 23, 2014 with a final payment of $12.9 million and bears interest at an annual rate of 4.75%.  This loan is guaranteed by a first position held by the bank on the health clinic’s premises (land and building) and all of the health clinic's assets as collateral for the term of the loan under a continuing general security agreement.  This secured loan contains certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2014, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs ¹	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1, 2014 to April 30, 2014	89,900	$16.67	89,900	$7.0
May 1, 2014 to May 31, 2014	94,000	$15.99	94,000	5.5
June 1, 2014 to June 30, 2014	-	-	-	5.5

¹	In July 2013 the Company's Board of Directors authorized a $11,500 repurchase program of its Class B common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and six months ended June 30, 2014 and 2013 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	August 5, 2014	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas
President and
Chief Executive Officer

Date:	August 5, 2014	By:	/s/ Amílcar L. Jordán-Pérez
Amílcar L. Jordán-Pérez
Vice President,
Chief Financial Officer and
Chief Accounting Officer