Form 10-Q
period 2014-09-30
TRIPLE-S MANAGEMENT CORP
filed 2014-11-05
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2014
Common Stock Class A, $1.00 par value	2,377,689
Common Stock Class B, $1.00 par value	24,885,646

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended September 30, 2014

Part I – Financial Information

Item 1. Financial Statements

Triple-S Management Corporation
Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30, 2014	December 31, 2013
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,120,275	$1,055,874
Equity securities	204,882	239,933
Securities held to maturity, at amortized cost:
Fixed maturities	4,072	6,139
Policy loans	7,057	6,705
Cash and cash equivalents	141,040	74,356
Total investments and cash	1,477,326	1,383,007
Premiums and other receivables, net	273,371	274,939
Deferred policy acquisition costs and value of business acquired	180,561	177,289
Property and equipment, net	81,934	89,086
Deferred tax asset	31,792	33,519
Goodwill	25,397	25,397
Other assets	45,883	64,387
Total assets	$2,116,264	$2,047,624
Liabilities and Stockholders' Equity
Claim liabilities	$399,807	$420,421
Liability for future policy benefits	322,256	304,363
Unearned premiums	81,744	87,362
Policyholder deposits	118,521	115,923
Liability to Federal Employees' Health Benefits Program (FEHBP)	13,868	8,148
Accounts payable and accrued liabilities	158,998	161,422
Deferred tax liability	26,677	20,783
Long-term borrowings	87,816	89,302
Liability for pension benefits	50,522	54,697
Total liabilities	1,260,209	1,262,421
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 2,377,689 at September 30, 2014 and December 31, 2013, respectively	2,378	2,378
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 24,885,646 and 25,091,277 shares at September 30, 2014 and December 31, 2013, respectively	24,886	25,091
Additional paid-in capital	125,761	130,098
Retained earnings	634,839	595,685
Accumulated other comprehensive income	68,486	32,129
Total Triple-S Management Corporation stockholders' equity	856,350	785,381
Non-controlling interest in consolidated subsididary	(295)	(178)
Total stockholders' equity	856,055	785,203
Total liabilities and stockholders’ equity	$2,116,264	$2,047,624

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues:
Premiums earned, net	$520,766	$547,874	$1,606,353	$1,653,870
Administrative service fees	30,253	22,450	89,509	78,103
Net investment income	11,816	11,363	35,314	34,749
Other operating revenues	939	1,239	3,283	3,638
Total operating revenues	563,774	582,926	1,734,459	1,770,360
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	-	(462)	-
Net realized gains (losses), excluding other-than-temporary impairment losses on securities	3,108	(144)	7,624	3,405
Total net realized investment gains (losses)	3,108	(144)	7,162	3,405
Other income, net	367	13,931	1,188	14,778
Total revenues	567,249	596,713	1,742,809	1,788,543
Benefits and expenses:
Claims incurred	433,853	456,432	1,311,601	1,369,250
Operating expenses	121,036	116,156	369,992	351,246
Total operating costs	554,889	572,588	1,681,593	1,720,496
Interest expense	2,273	2,379	6,974	7,189
Total benefits and expenses	557,162	574,967	1,688,567	1,727,685
Income before taxes	10,087	21,746	54,242	60,858
Income tax expense (benefit):
Current	2,637	5,636	14,529	14,867
Deferred	2,795	(2,494)	676	(9,874)
Total income taxes	5,432	3,142	15,205	4,993
Net income	4,655	18,604	39,037	55,865
Less: Net loss attributable to non-controlling interest	68	37	117	156
Net income attributable to Triple-S Management Corporation	$4,723	$18,641	$39,154	$56,021
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.17	$0.68	$1.44	$2.01
Diluted net income per share	$0.17	$0.68	$1.44	$2.01

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$4,655	$18,604	$39,037	$55,865
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(6,789)	(5,386)	34,593	(39,908)
Defined benefit pension plan:
Actuarial loss, net	622	1,097	1,976	3,273
Prior service credit, net	(68)	(68)	(212)	(205)
Total other comprehensive income (loss), net of tax	(6,235)	(4,357)	36,357	(36,840)
Comprehensive income (loss)	(1,580)	14,247	75,394	19,025
Comprehensive loss attributable to non-controlling interest	68	37	117	156
Comprehensive income (loss) attributable to Triple-S Management Corporation	$(1,512)	$14,284	$75,511	$19,181

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands, except per share data)

	2014	2013
Balance at January 1	$785,381	$761,907
Share-based compensation	1,617	2,351
Stock issued upon the exercise of stock options	2,885	315
Repurchase and retirement of common stock	(9,044)	(18,571)
Net current period change in comprehensive income	75,511	19,181
Total Triple-S Management Corporation stockholders' equity	856,350	765,183
Non-controlling interest in consolidated subsididary	(295)	84
Balance at September 30	$856,055	$765,267

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine months ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$39,037	$55,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,974	17,804
Net amortization of investments	4,597	4,558
Provision for doubtful receivables, net	5,968	4,283
Deferred tax expense (benefit)	676	(9,874)
Net realized investment gain on sale of securities	(7,162)	(3,405)
Share-based compensation	1,617	2,351
(Increase) decrease in assets:
Premium and other receivables, net	(4,400)	2,862
Deferred policy acquisition costs and value of business acquired	(3,272)	(3,103)
Other deferred taxes	390	9
Other assets	5,830	(934)
Increase (decrease) in liabilities:
Claim liabilities	(20,614)	(69)
Liability for future policy benefits	17,893	16,740
Unearned premiums	(5,618)	(5,604)
Policyholder deposits	2,621	2,412
Liability to FEHBP	5,720	(11,016)
Accounts payable and accrued liabilities	1,548	29,196
Net cash provided by operating activities	60,805	102,075

(Continued)

Triple-S Management Corporation
Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands, except per share data)

	Nine months ended September 30,
	2014	2013
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$150,049	$81,330
Fixed maturities matured/called	27,892	85,496
Equity securities sold	70,803	93,504
Securities held to maturity:
Fixed maturities matured/called	2,929	1,127
Other investments	8,925	-
Acquisition of investments:
Securities available for sale:
Fixed maturities	(211,129)	(205,373)
Equity securities	(23,731)	(132,109)
Securities held to maturity:
Fixed maturities	(865)	(1,011)
Other investments	(583)	(823)
Net outflows from policy loans	(352)	(209)
Net capital expenditures	(3,801)	(8,934)
Net cash provided by (used in) investing activities	20,137	(87,002)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(6,754)	22,809
Net change in short-term borrowings	-	(16,590)
Repayments of long-term borrowings	(1,486)	(11,475)
Repurchase and retirement of common stock	(5,995)	(18,250)
Proceeds from policyholder deposits	6,413	8,112
Surrenders of policyholder deposits	(6,436)	(7,479)
Net cash used in financing activities	(14,258)	(22,873)
Net increase (decrease) in cash and cash equivalents	66,684	(7,800)
Cash and cash equivalents:
Beginning of period	74,356	89,564
End of period	$141,040	$81,764

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

On September 1, 2014, the name of American Health, Inc. (“AH” or “AHM”) was changed to Triple-S Advantage, Inc. (“TSA”) to consolidate the Company’s Medicare Advantage products offer and maximize investment in a single line of products.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such consolidated interim financial statements, have been included. The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results for the full year ending December 31, 2014.

(2)	Recent Accounting Standards

In July 2011, the FASB issued guidance to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act. A health insurer’s portion of the annual fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk for each applicable calendar year. We adopted the provisions of this guidance on January 1, 2014 and upon implementation recorded a liability in the consolidated accounts payable and accrued liabilities of approximately $28,500 representing an estimate of the fee for 2014. A corresponding deferred cost was recorded in the consolidated other assets. The Corporation updated this estimate for adjustment in subsequent quarters to reflect the final annual fee assessment of $27,700 paid during this quarter. During the three months and nine months ended September 30, 2014, approximately $7,400 and $21,300, respectively, of the deferred cost was recognized within the consolidated operating expenses; the remainder will be recognized on a straight-line basis over the balance of 2014.

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

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months and nine months ended September 30, 2014 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

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

The following tables summarize the operations by reportable segment for the three months and nine months ended September 30, 2014 and 2013:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operating revenues:
Managed Care:
Premiums earned, net	$462,765	$491,046	$1,431,762	$1,483,456
Administrative service fees	30,253	22,450	89,509	78,103
Intersegment premiums /service fees	1,267	1,369	4,108	4,142
Net investment income	3,625	3,975	11,235	12,009
Total managed care	497,910	518,840	1,536,614	1,577,710
Life Insurance:
Premiums earned, net	35,817	32,279	105,507	95,991
Intersegment premiums	13	88	195	304
Net investment income	5,907	5,303	17,558	16,317
Total life insurance	41,737	37,670	123,260	112,612
Property and Casualty Insurance:
Premiums earned, net	22,184	24,549	69,084	74,423
Intersegment premiums	153	153	460	460
Net investment income	2,237	2,041	6,345	6,077
Total property and casualty insurance	24,574	26,743	75,889	80,960
Other segments: *
Intersegment service revenues	2,392	1,981	6,923	7,211
Operating revenues from external sources	940	1,240	3,285	3,640
Total other segments	3,332	3,221	10,208	10,851
Total business segments	567,553	586,474	1,745,971	1,782,133
TSM operating revenues from external sources	14	43	81	300
Elimination of intersegment premiums	(1,433)	(1,610)	(4,763)	(4,906)
Elimination of intersegment service fees	(2,392)	(1,981)	(6,923)	(7,211)
Other intersegment eliminations	32	-	93	44
Consolidated operating revenues	$563,774	$582,926	$1,734,459	$1,770,360

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Operating income:
Managed care	$903	$7,274	$32,928	$41,165
Life insurance	5,642	3,795	16,051	11,512
Property and casualty insurance	2,295	402	7,516	974
Other segments *	(751)	(939)	(1,002)	(1,452)
Total business segments	8,089	10,532	55,493	52,199
TSM operating revenues from external sources	14	43	81	300
TSM unallocated operating expenses	(1,655)	(2,673)	(10,002)	(9,440)
Elimination of TSM intersegment charges	2,437	2,436	7,294	6,805
Consolidated operating income	8,885	10,338	52,866	49,864
Consolidated net realized investment gains	3,108	(144)	7,162	3,405
Consolidated interest expense	(2,273)	(2,379)	(6,974)	(7,189)
Consolidated other income, net	367	13,931	1,188	14,778
Consolidated income before taxes	$10,087	$21,746	$54,242	$60,858

Depreciation and amortization expense:
Managed care	$4,634	$4,744	$13,617	$15,322
Life insurance	181	257	598	672
Property and casualty insurance	122	133	369	399
Other segments*	260	240	776	764
Total business segments	5,197	5,374	15,360	17,157
TSM depreciation expense	199	216	614	647
Consolidated depreciation and amortization expense	$5,396	$5,590	$15,974	$17,804

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	September 30, 2014	December 31, 2013
Assets:
Managed care	$952,625	$934,467
Life insurance	746,228	698,650
Property and casualty insurance	359,265	346,212
Other segments *	27,467	28,407
Total business segments	2,085,585	2,007,736
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	33,848	28,316
Property and equipment, net	20,631	21,278
Other assets	25,195	26,406
	79,674	76,000
Elimination entries-intersegment receivables and others	(48,995)	(36,112)
Consolidated total assets	$2,116,264	$2,047,624

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$126,898	$1,122	$(171)	$127,849
U.S. Treasury securities and obligations of U.S. government instrumentalities	59,960	727	(70)	60,617
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	45,990	394	(1,534)	44,850
Municipal securities	583,329	42,662	(384)	625,607
Corporate bonds	178,934	16,489	(380)	195,043
Residential mortgage-backed securities	8,101	431	-	8,532
Collateralized mortgage obligations	55,625	2,159	(7)	57,777
Total fixed maturities	1,058,837	63,984	(2,546)	1,120,275
Equity securities - Mutual funds	149,141	55,754	(13)	204,882
Total	$1,207,978	$119,738	$(2,559)	$1,325,157

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$104,317	$1,854	$(380)	$105,791
U.S. Treasury securities and obligations of U.S. government instrumentalities	38,131	1,068	-	39,199
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	49,557	262	(4,814)	45,005
Municipal securities	597,297	19,328	(5,182)	611,443
Corporate bonds	146,936	9,883	(879)	155,940
Residential mortgage-backed securities	7,388	324	(9)	7,703
Collateralized mortgage obligations	87,854	3,072	(133)	90,793
Total fixed maturities	1,031,480	35,791	(11,397)	1,055,874
Equity securities-Mutual funds	187,356	53,013	(436)	239,933
Total	$1,218,836	$88,804	$(11,833)	$1,295,807

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$622	$166	$-	$788
Residential mortgage-backed securities	217	20	-	237
Certificates of deposit	3,233	-	-	3,233
Total	$4,072	$186	$-	$4,258

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

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Securites available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$56,824	$(171)	5	$-	$-	-	$56,824	$(171)	5
US Treasury securities and obligations of US governmental instrumentalities	22,443	(70)	2	-	-	-	22,443	(70)	2
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	10,840	(614)	6	5,215	(920)	1	16,055	(1,534)	7
Municipal securities	26,205	(128)	7	35,433	(256)	9	61,638	(384)	16
Corporate bonds	25,614	(109)	5	31,302	(271)	8	56,916	(380)	13
Collateralized mortgage obligations	-	-	-	2,917	(7)	1	2,917	(7)	1
Total fixed maturities	141,926	(1,092)	25	74,867	(1,454)	19	216,793	(2,546)	44
Equity securities:
Mutual funds	1,672	(13)	1	-	-	-	1,672	(13)	1
Total for securities available for sale	$143,598	$(1,105)	26	$74,867	$(1,454)	19	$218,465	$(2,559)	45

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

•	Consideration of evidential matter, including an evaluation of factors or triggers that may or may not cause individual investments to qualify as having other-than-temporary impairments.

•	Determination of the status of each analyzed security as other-than-temporary or not, with documentation of the rationale for the decision; and

•	Equity securities are considered to be impaired when a position is in an unrealized loss for a period longer than 6 months.

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

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $22,385 and a gross unrealized gain of $185, (2) bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina) with a fair value of $20,785; a gross unrealized loss of $1,534 offset in part by a gross unrealized gain of $128, and (3) bonds of various other Puerto Rico issuers with a fair value of $1,680 and a gross unrealized gain of $81.

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

On June 28, 2014, Act 71-2014, known as the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (“the Recovery Act”) was signed into law to provide a legal framework for restructuring public corporation debt. The Central Government, municipalities and related agencies (including Cofina and GDB) are explicitly not eligible, i.e. these cannot be restructured under this new act. In other words, the Act makes a clear distinction between the central Government and its related entities versus the agencies/public corporations. Both Moody’s and Standard & Poor’s  (S&P) have taken various ratings actions on the back of this new legislation, including on those credits which were explicitly excluded under the new Act. The rating agencies have positioned their ratings of bonds issued by Cofina closer to that of General Obligation debt.

S&P notes that the proposal is indicative of the growing economic and fiscal challenges for the Commonwealth as a whole, which could lead to additional liquidity pressures. S&P also mentions that this legislation may also signal a potential shift in the Commonwealth’s historically strong willingness to continue to meet its obligations to bondholders. On July 11, 2014, S&P lowered its Cofina ratings from AA- to BBB for senior lien bonds and from A+ to BBB- for subordinate bonds.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The bonds of various other Puerto Rico issuers, which are mentioned above, consist of General Obligation bonds insured by National Public Finance Guarantee (AA- stable outlook, A3 negative outlook) and Government Development Bank (“GDB”) notes (BB-, B3 negative outlook).

The Corporation did not consider the Cofina positions other-than-temporarily impaired as of September 30, 2014 because: (a) we do not have the intent to sell these investments, (b) it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases (which may be maturity), (c) the Recovery Act explicitly excludes Cofina debt from any restructuring, (d) the debt has a separate revenue stream, and (e) we expect to collect all contractual cash flows.

As of June 30, 2014, the Corporation considered GDB and PREPA positions other-than-temporary impaired and recorded and impairment loss of $462 because: (a) the dollar price of these positions was far below par for a considerable amount of time, (b) the weak financial & liquidity condition of both issuers combined with the Recovery Act (directly for PREPA and indirectly for GDB) could mean that not all contractual cash flows will be collected. During the three months ended September 30, 2014, the Corporation sold PREPA positions at a realized gain of $26, taking into account the new cost base after impairment.

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

Corporate Bonds: The unrealized losses of these bonds were principally caused by fluctuations in interest rates and general market conditions. All corporate bonds with an unrealized loss have investment grade ratings. Because the decline in estimated fair value is principally attributable to changes in interest rates; the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Company expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

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

Mutual Funds: As of September 30, 2014, investments in mutual funds with unrealized losses are not considered other-than-temporarily impaired because the funds have been in an unrealized loss position for less than six months or the unrealized loss is small (less than $100 and/or 20%).

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Maturities of investment securities classified as available for sale and held to maturity at September 30, 2014 were as follows:

	September 30, 2014
	Amortized cost	Estimated fair value
Securities available for sale:
Due in one year or less	$25,047	$25,255
Due after one year through five years	372,874	378,998
Due after five years through ten years	134,061	141,211
Due after ten years	463,129	508,502
Residential mortgage-backed securities	8,101	8,532
Collateralized mortgage obligations	55,625	57,777
	$1,058,837	$1,120,275
Securities held to maturity:
Due in one year or less	$3,233	$3,233
Due after ten years	622	788
Residential mortgage-backed securities	217	237
	$4,072	$4,258

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Information regarding realized and unrealized gains and losses from investments for the three months and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$1,600	$620	$3,303	$2,900
Gross losses from sales	(1,934)	(1,086)	(3,891)	(1,613)
Gross losses from other-than-temporary impairments	-	-	(462)	-
Total fixed maturity securities	(334)	(466)	(1,050)	1,287
Equity securities:
Securities available for sale:
Gross gains from sales	3,488	814	8,104	3,445
Gross losses from sales	(46)	(492)	(1,317)	(1,327)
Total equity securities	3,442	322	6,787	2,118
Net realized gains (losses) on securities available for sale	3,108	(144)	5,737	3,405
Gross gain from other investment	-	-	1,425	-
Net realized investment gains (losses)	$3,108	$(144)	$7,162	$3,405

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$(2,873)	$(14,052)	$37,044	$(62,094)
Equity securities – available for sale	(5,783)	7,719	3,164	15,249
	$(8,656)	$(6,333)	$40,208	$(46,845)
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$3	$(41)	$16	$(159)

The deferred tax asset (liability) on unrealized gains (losses) change recognized in accumulated other comprehensive income during the nine months ended September 30, 2014 and 2013 was $(5,615) and $6,937, respectively.

As of September 30, 2014 and December 31, 2013, no individual investment in securities exceeded 10% of stockholders’ equity.

The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed maturities	$9,587	$9,307	$28,826	$27,533
Equity securities	1,850	1,717	5,466	6,236
Policy loans	150	119	408	351
Cash equivalents and interest-bearing deposits	39	16	65	61
Other	190	204	549	568
Total	$11,816	$11,363	$35,314	$34,749

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Premiums	$104,691	$108,963
Self-insured group receivables	56,074	55,598
FEHBP	11,948	11,804
Agent balances	24,146	27,655
Accrued interest	10,429	11,879
Reinsurance recoverable	51,137	46,116
Other	42,463	34,473
	300,888	296,488
Less allowance for doubtful receivables:
Premiums	21,090	14,403
Other	6,427	7,146
	27,517	21,549
Total premiums and other receivables, net	$273,371	$274,939

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Claim Liabilities

The activity in the total claim liabilities for the three months and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Claim liabilities at beginning of period	$414,708	$414,124	$420,421	$416,918
Reinsurance recoverable on claim liabilities	(39,832)	(37,756)	(37,557)	(39,051)
Net claim liabilities at beginning of period	374,876	376,368	382,864	377,867
Incurred claims and loss-adjustment expenses:
Current period insured events	432,509	456,981	1,334,208	929,037
Prior period insured events	(5,002)	(2,493)	(40,285)	(27,554)
Total	427,507	454,488	1,293,923	901,483
Payments of losses and loss-adjustment expenses:
Current period insured events	421,395	418,433	1,079,312	636,251
Prior period insured events	21,347	35,673	237,834	266,349
Total	442,742	454,106	1,317,146	902,600
Net claim liabilities at end of period	359,641	376,750	359,641	376,750
Reinsurance recoverable on claim liabilities	40,166	36,521	40,166	36,521
Claim liabilities at end of period	$399,807	$413,271	$399,807	$413,271

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the three months and nine months ended September 30, 2014 and 2013 is due primarily to better than expected cost and utilization trends. Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $6,346 and $17,678 during the three months and nine months ended September 30, 2014, respectively. The change in the liability for future policy benefits during the three and nine months ended September 30, 2013 amounted to $6,330 and $11,335.

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

The following tables summarize fair value measurements by level at September 30, 2014 and December 31, 2013 for assets measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$127,849	$-	$127,849
U.S. Treasury securities and obligations of U.S government instrumentalities	60,617	-	-	60,617
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	44,850	-	44,850
Municipal securities	-	625,607	-	625,607
Corporate bonds	-	195,043	-	195,043
Residential agency mortgage-backed securities	-	8,532	-	8,532
Collateralized mortgage obligations	-	57,777	-	57,777
Total fixed maturities	60,617	1,059,658	-	1,120,275
Equity securities - Mutual funds	165,868	25,560	13,454	204,882
Total	$226,485	$1,085,218	$13,454	$1,325,157

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$105,791	$-	$105,791
U.S. Treasury securities and obligations of U.S government instrumentalities	39,199	-	-	39,199
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	45,005	-	45,005
Municipal securities	-	611,443	-	611,443
Corporate bonds	-	155,940	-	155,940
Residential agency mortgage-backed securities	-	7,703	-	7,703
Collateralized mortgage obligations	-	90,793	-	90,793
Total fixed maturities	39,199	1,016,675	-	1,055,874
Equity securities - Mutual funds	158,281	63,742	17,910	239,933
Total	$197,480	$1,080,417	$17,910	$1,295,807

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement. Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer. There were no transfers in and/or out of Level 3 and between Levels 1 and 2 during the three months and nine months ended September 30, 2014 and 2013.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30, 2014 and 2013 is as follows:

	Three months ended
	September 30, 2014			September 30, 2013
	Fixed Maturity Securities	Equity Securities	Total	Fixed Maturity Securities	Equity Securities	Total
Beginning balance	$-	$16,859	$16,859	$-	$16,354	$16,354
Unrealized gain (loss) in other accumulated comprehensive income	-	(962)	(962)	-	193	193
Capital distributions	-	(2,676)	(2,676)	-	-	-
Capital calls	-	233	233	-	245	245
Ending balance	$-	$13,454	$13,454	$-	$16,792	$16,792

	Nine months ended
	September 30, 2014			September 30, 2013
	Fixed Maturity Securities	Equity Securities	Total	Fixed Maturity Securities	Equity Securities	Total
Beginning balance	$-	$17,910	$17,910	$-	$12,822	$12,822
Unrealized gain (loss) in other accumulated comprehensive income	-	(356)	(356)	-	2,217	2,217
Capital distributions	-	(4,677)	(4,677)	-	-	-
Capital calls	-	577	577	-	1,753	1,753
Ending balance	$-	$13,454	$13,454	$-	$16,792	$16,792

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

The value of the repurchase agreement with a long term maturity is based on the discounted value of the contractual cash flows using current estimated market discount rates for instruments with similar terms.

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,057	$-	$7,057	$-	$7,057

Liabilities:
Policyholder deposits	$118,521	$-	$118,521	$-	$118,521
Long-term borrowings:
Loans payable to bank - variable	14,877	-	14,877	-	14,877
Loans payable to bank - fixed	12,939	-	12,939	-	12,939
6.6% senior unsecured notes payable	35,000	-	33,425	-	33,425
Repurchase agreement	25,000	-	25,411	-	25,411
Total long-term borrowings	87,816	-	86,652	-	86,652
Total liabilities	$206,337	$-	$205,173	$-	$205,173

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2013
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,705	$-	$6,705	$-	$6,705

Liabilities:
Policyholder deposits	$115,923	$-	$115,923	$-	$115,923
Long-term borrowings:
Loans payable to bank - variable	16,107	-	16,107	-	16,107
Loans payable to bank - fixed	13,195	-	13,195	-	13,195
6.6% senior unsecured notes payable	35,000	-	33,775	-	33,775
Repurchase agreement	25,000	-	25,638	-	25,638
Total long-term borrowings	89,302	-	88,715	-	88,715
Total liabilities	$205,225	$-	$204,638	$-	$204,638

(8)	Share-Based Compensation

Share-based compensation expense recorded during the three months and nine months ended September 30, 2014 was $396 and $1,617, respectively. Share-based compensation expense recorded during the three months and nine months ended September 30, 2013 was $1,188 and $2,351, respectively. There was no cash received from stock options exercises nine months ended September 30, 2014 and 2013. During the nine months ended September 30, 2014 and 2013, 174,090 and 14,095 shares, respectively, were repurchased and retired as a result of non-cash exercises of stock options.

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Net unrealized gain on securities	Liability for pension benefits	Accumulated other comprehensive income
Balance at January 1, 2014	$65,584	$(33,455)	$32,129

Other comprehensive income before reclassifications	40,918	-	40,918

Amounts reclassified from accumulated other comprehensive income	(6,325)	1,764	(4,561)
Net current period change	34,593	1,764	36,357
Balance at September 30, 2014	$100,177	$(31,691)	$68,486

(10)	Income Taxes

Under Puerto Rico income tax law, the Corporation is not allowed to file consolidated tax returns with its subsidiaries. The Corporation and its subsidiaries are subject to Puerto Rico income taxes. The Corporation’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income. As of September 30, 2014, tax years 2010 through 2013 of the Company and its subsidiaries are subject to examination by Puerto Rico taxing authorities.

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

All other corporations within the group are subject to Puerto Rico income taxes as a regular corporation, as defined in the P.R. Internal Revenue Code, as amended. The holding company within the TSA group of companies is a U.S.-based corporation and is subject to U.S. federal income taxes. This U.S.-based corporation within our group has not provided U.S. deferred taxes on an outside basis difference created as a result of the business combination of TSA and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested. The total outside basis difference at December 31, 2013 is estimated at $56,000. We do not intend to repatriate earnings to fund U.S. and Puerto Rico operations nor do any transaction that would cause a reversal of that outside basis difference. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability if such outside basis difference was reversed.

On January 31, 2011 the Government of Puerto Rico approved a reduction of the maximum corporate income tax rate from 40.95% to approximately 30%, including the elimination of a 5% additional special tax over the tax obligation imposed for corporations, as well as adding several tax credits and deductions, among other tax reliefs and changes. One of the companies acquired in the TSA transaction elected to continue filing its tax returns under the rules prescribed by the previous Puerto Rico tax code. This election can be revoked now, according the provisions of the newly enacted Puerto Rico tax code.

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

On July 1, 2014, the Governor of Puerto Rico signed into law Act No. 77 including multiple amendments to the Puerto Rico tax code that will have a direct impact on the tax liabilities of individual and corporate taxpayers. The amendments to the Puerto Rico tax code include, among others, changes to the corporate tax over long-term capital gains, which was increased from 15% to 20% for all transactions occurring after June 30, 2014. During the three months ending September 30, 2014, the Company recognized a one-time charge to operations of approximately $6,300 as a consequence of this change in the enacted rate to account for the effect of the increase in rate in the unrealized gain on its investment portfolio.

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

(11)	Pension Plan

The components of net periodic benefit cost for the three months and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$885	$1,047	$2,835	$3,093
Interest cost	2,042	1,947	6,435	5,851
Expected return on assets	(1,847)	(1,662)	(5,848)	(5,054)
Amortization of prior service benefit	(111)	(111)	(348)	(337)
Amortization of actuarial loss	1,019	1,798	3,239	5,366
Net periodic benefit cost	$1,988	$3,019	$6,313	$8,919

Employer Contributions: As of September 30, 2014, the Corporation has contributed $8,000 to the pension program in 2014.

(12)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$4,723	$18,641	$39,154	$56,021
Denominator for basic earnings per share:
Weighted average of common shares	27,081,142	27,336,724	27,142,910	27,812,521
Effect of dilutive securities	59,961	102,370	109,896	103,179
Denominator for diluted earnings per share	27,141,103	27,439,094	27,252,806	27,915,700
Basic net income per share attributable to TSM	$0.17	$0.68	$1.44	$2.01
Diluted net income per share attributable to TSM	$0.17	$0.68	$1.44	$2.01

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

As of September 30, 2014, we are involved in various legal actions arising in the ordinary course of business. We are also defendants in various other litigations and proceedings, some of which are described below. Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although we believe our estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible losses which may be ultimately realized, either individually or in the aggregate, upon their resolution. The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible losses, if any. Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material adverse effect on the consolidated financial condition, operating results and/or cash flows of the Company.

Additionally, we may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have contractual rights to acquire shares of the Company on favorable terms pursuant to (“Share Acquisition Agreements”) or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.

Claims by Heirs of Former Shareholders

The Company and Triple-S Salud, Inc. (“TSS”) are defending seven individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 102 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company's (or its predecessors' or affiliates') articles of incorporation and bylaws was improper.

In one of these cases, entitled Vera Sánchez, et al, v. Triple-S, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law. The Court of First Instance determined that the plaintiffs’ claims were time barred under the local securities law. The plaintiffs appealed, and in January 2012, the Puerto Rico Court of Appeals upheld the dismissal, holding that even if the plaintiffs could have survived the securities law's two-year statute of limitations, their complaint was time-barred under the Puerto Rico Civil Code's four-year statute of limitations on claims of fraud. On March 28, 2012 the plaintiffs filed a petition for writ of certiorari before the Puerto Rico Supreme Court that was granted on May 31, 2012. We filed our respondent's brief on October 5, 2012. On October 1, 2013, the Puerto Rico Supreme Court reversed the dismissal of the case, holding that the two-year statute of limitations contained in the local securities law did not apply based on the facts of this case and returning it to the Court of First Instance. Continuance of hearings is set for February 18, 2015.

In the second case, entitled Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al, the Puerto Rico Court of First Instance granted the Company’s motion to dismiss on grounds that the complaint was time-barred under the two-year statute of limitations of the local securities laws. On appeal, the Court of Appeals affirmed the decision of the lower court. Plaintiffs filed a petition for certiorari before the Puerto Rico Supreme Court which was granted on January 20, 2012. On January 8, 2013, the Puerto Rico Supreme Court ruled that the applicable statute of limitations is the fifteen-year period of the Puerto Rico Civil Code for collection of monies. On January 28, 2013, the Company filed a motion for reconsideration which was subsequently denied. On March 26, 2013, plaintiffs amended the complaint for the second time and the Company answered on April 16, 2013. Discovery is ongoing.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

In the third case, entitled Heirs of Dr. Juan Acevedo, et al, v. Triple-S Management Corporation, et al, the Court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Court of First Instance. Our request for reconsideration was denied in December 2011. The case was reassigned to a new judge and the parties are awaiting further proceedings.

The fourth case, entitled Montilla López, et al, v. Seguros de Servicios de Salud, et al, was filed on November 29, 2011. The Company filed a motion to dismiss on the grounds that the claim is time barred under the local securities laws. On October 15, 2012, while the motion to dismiss was pending, plaintiffs amended their complaint. The court denied our motion to dismiss on January 24, 2013. The Company answered the complaint on March 8, 2013. Subsequently, plaintiffs amended their complaint and the Company filed its response on June 13, 2013. Discovery is ongoing.

The fifth case, entitled Cebollero Santamaría v. Triple-S Salud, Inc., et al, was filed on March 26, 2013, and the Company filed its response on May 16, 2013. On October 29, 2013, the Company filed a motion for summary judgment on the grounds that the claim is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies and, in the alternative, that plaintiff failed to state a claim for which relief can be granted. The court allowed plaintiff to conduct limited discovery in connection with plaintiff’s opposition to our motion for summary judgment. The limited discovery is currently ongoing.

The sixth case, entitled Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al, was filed on April 16, 2013 and the Company filed its response on June 21, 2013. On June 28, 2013, the Court of First Instance ordered plaintiffs to reply to the Company’s response specifically on the matter of the statute of limitations applicable to the complaint. Plaintiffs failed to timely respond and the Company moved to dismiss. Plaintiffs subsequently moved to amend the complaint and, although the Company opposed the amendment, the court allowed plaintiffs to amend their complaint. On November 5, 2013, the Company moved to dismiss the first amended complaint on the grounds that it is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies. On December 16, 2013, plaintiffs filed an opposition thereto and the Company filed a reply on January 7, 2014. On February 19, 2014, the court ordered plaintiffs to file a memorandum of law by April 22, 2014 regarding the validity of the restrictions on transfer applicable to the shares. On May 16, 2014, plaintiffs filed a motion for summary judgment, which the Company opposed on May 28, 2014. On June 16, 2014, the court ordered plaintiffs to file the memoranda of law and struck the motion for summary judgment. On June 27, 2014, plaintiffs filed the memoranda of law. On September 18, 2014, the court denied the motion to dismiss. On September 29, 2014, the Company filed a motion for reconsideration. The parties are awaiting court’s decision on Company’s motion for reconsideration.

The seventh case, entitled Allende Santos, et al, v. Triple-S Salud, et al, was filed on March 28, 2014. On July 2, 2014, the Company filed its response. Discovery has not commenced and the parties are pending further proceeding. The initial scheduling conference is scheduled for February 19, 2015.

Management believes the aforesaid claims are time barred under one or more statutes of limitations and will vigorously defend them on these grounds; however, as a result of the Puerto Rico Supreme Court’s decision to deny the applicability of the statute of limitations contained in the local securities law, some of these claims will likely be litigated on their merits.

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

On December 30, 2011, TSP and other insurance companies filed a joint motion to dismiss, arguing, among other things, that plaintiffs’ claims are barred by the filed rate doctrine, inasmuch as a suit cannot be brought, even under RICO, to amend the compulsory liability insurance rates that were approved by the Puerto Rico Legislature and the Commissioner of Insurance of Puerto Rico.

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

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Company, opposed. On February 8, 2011, the federal district court in Puerto Rico decided to retain jurisdiction. The defendants filed a joint motion to dismiss the case on the merits. On August 31, 2011, the District Court dismissed all of plaintiffs' claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005 (“CAFA”). Plaintiffs moved the court to reconsider its August 31, 2011 decision and the defendants did the same, arguing that the breach of contract claim failed to state a claim upon which relief can be granted. On May 2, 2012, the court denied the plaintiffs' motion. On May 31, 2012, plaintiffs appealed the District Court's dismissal of their complaint and the denial of plaintiffs’ motion for reconsideration. The U.S. Court of Appeals for the First Circuit dismissed the appeal for lack of jurisdiction. On September 25, 2012 the District Court denied without prejudice the defendants’ motion for reconsideration. On October 10, 2012 the parties filed their briefs with respect to class certification. On March 13, 2013, the district court denied plaintiffs’ request for class certification and ordered the parties to brief the court on whether jurisdiction still exists under CAFA following such denial. On April 24, 2013, all parties briefed the court on this issue. On September 6, 2013, the District Court dismissed the Dentist Association for lack of associational standing, leaving only the individual dentists as plaintiffs. The court also granted plaintiffs’ leave to amend, on or before September 23, 2013, their complaint to address mediation or settlement negotiations and, to cure deficiencies pertaining to the breach-of-contract claims. On December 23, 2013, five plaintiffs filed a Second Amended Complaint (“SAC”) seeking damages in the amount of $30 in which the dentists alleged that defendants altered the coding of the claims billed by the dentist, resulting in a lower payment. Only one of the five plaintiffs presented a claim against the Company. On January 31, 2014, the Company answered the complaint. On April 11, 2014, TSS filed a motion to compel arbitration, as provided by the claimant’s provider contract. Court’s decision on this motion is still pending. On April 24, 2014, the Company and the claimant filed a voluntary dismissal with prejudice, TSS and TCI continuing as defendants. On June 4, 2014, TSS, TCI, and the remaining plaintiff filed a joint notice of settlement and a request for dismissal. On June 6, 2014 the court dismissed the claim as requested by the parties. On June 26, 2014, the court entered an amended judgment to indicate that dismissal of the case was with prejudice.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the BCBSA in a multi-district class action litigation filed on July 24, 2012 that alleges that the exclusive service area (“ESA”) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama. Prior to centralization, motions to dismiss were filed by several plans, including TSS. Plaintiffs opposed TSS’ motion to dismiss. On April 9, 2014, the Court held an argumentative hearing to discuss the motions to dismiss. During the hearing, the Court did not issue a ruling on the motions to dismiss thus, decision on said motions are still pending. On June 18, 2014, the court denied TSS’ motion to dismiss. Discovery is ongoing. The Company has joined BCBSA in vigorously contesting these claims.

Claims Relating to the Provision of Health Care Services

TSS is defendant in several claims for collection of monies in connection with the provision of health care services. Among them are individual complaints filed before the Puerto Rico Health Insurance Administration (ASES) by six community health centers alleging TSS’ breached their contracts with respect to certain capitation payments and other monetary claims. Such claims have an aggregate value of approximately $9,600. Discovery is ongoing, and given their early stage, the Company cannot assess the probability of an adverse outcome or the reasonable financial impact that any such outcome may have on the Company. TSS believes these complaints are time-barred and intends to vigorously defend them on these and other grounds.

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

The Company reported these events to the appropriate Puerto Rico and federal government agencies. It then received and complied with requests for information from ASES and the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services, which entities are conducting reviews of these data breaches and TSS' and TCI's compliance with applicable security and privacy rules. ASES levied a fine of $100 on TSS in connection with these incidents, but following the Company’s request for reconsideration, ASES withdrew the fine pending the outcome of the review by the OCR. The OCR has not issued its determination on this matter. The Company at this time cannot reasonably assess the impact of these proceedings on the Company.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Unauthorized Disclosure of Protected Health Information

On September 20, 2013, TSS mailed a pamphlet to our approximately 70,000 Medicare Advantage beneficiaries that inadvertently displayed the receiving beneficiary’s Medicare Health Insurance Claim Number (“HICN”). The HICN is the unique number assigned by the Social Security Administration to each Medicare beneficiary and is considered protected health information under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). TSS conducted an investigation and reported the incident to the appropriate Puerto Rico and federal government agencies. It then received and complied with requests for information from ASES and OCR concerning this matter. TSS issued a breach notification through the local media and notified the situation to all affected beneficiaries by mail, notifying them of certain protective measures as well.

On April 16, 2014, ASES received a complaint submitted by an AHM Platino product beneficiary alleging that the pamphlet distributed by AHM also had Protected Health Information (“PHI”) visible on its external cover. AHM conducted the investigation of this allegation and discovered that the external cover of the pamphlets mailed to Platino members displayed the unique contract number randomly assigned by AHM to its members. This number combined with the name and address of the member identified each individual as an AHM Platino beneficiary and the use of the unique contract number on the outside of the pamphlets may be viewed as a violation of the HIPAA minimum necessary rule set forth in regulation. A total of 39,944 members were affected by the incident, from which 28,413 were Platino members. We treated this as a separate incident. Therefore, we reported the incident to concerned local and federal regulators. Similarly, we issued a letter by mail and posted a substitute notice on our webpage to the affected individuals and notified the breach through the local media.

On February 11, 2014, ASES notified TSS of its intention to impose a civil monetary penalty of $6,778 and other administrative sanctions with respect to the breach described above involving 13,336 of our dual eligible Medicare beneficiaries. The sanctions include the suspension of all new enrollments of dual eligible Medicare beneficiaries and the obligation to notify affected individuals of their right to disenroll. In its letter, ASES alleged TSS has failed to take all required steps in response to the breach. After TSS submitted a corrective action plan and, on February 21, 2014, ASES requested TSS to provide additional information in connection with the corrective action plan and, on February 26, 2014, ASES temporarily lifted the sanctions related to the enrollment of dual eligible Medicare beneficiaries. On March 6, 2014, ASES confirmed its determination lifting the enrollment sanction and notified its intention to provide TSS a corrective action plan. On March 11, 2014, TSS filed an answer challenging the monetary civil penalty and requesting an administrative hearing and simultaneously filed a notice of removal in the federal District Court for the District of Puerto Rico. TSS alleges that the administrative proceeding should be dismissed on several grounds, including lack of jurisdiction. On April 10, 2014, ASES filed a motion to remand, and, on April 24, 2014 TSS filed its opposition. This matter is pending court’s resolution.

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

In connection with this event, four individuals have filed suit against TSS in the Court of First Instance of Puerto Rico. In the first case, filed on February 10, 2014, one individual, on his behalf and on behalf of his spouse asserts emotional damages due the disclosure of his protected health information. In the second case, filed on February 24, 2014, another individual filed a class-action suit claiming approximately $20,000 in damages. With respect with this class-action suit, on February 27, 2014, TSS filed a motion to dismiss the class-action suit based on several grounds, including lack of standing. The court ordered plaintiff to submit an opposition to TSS’ motion to dismiss, subject to the dismissal of the claim if plaintiff failed to comply. Plaintiff filed its opposition on March 12, 2014 and, on April 14, 2014, TSS replied. The Court’s ruling on the motions is pending. In the third case, filed on April 23, 2014, another individual asserts emotional damages and identity theft. The fourth case, filed on September 19, 2014, an individual asserts emotional damages in connection with this matter. The Company intends to vigorously defend against these claims.

ASES Audits

On July 2, 2014, ASES notified TSS that it conducted an audit reflecting an overpayment of premium in the amount of $7,950 corresponding to payments made to TSS pursuant to prior contracts with ASES for the provision of services under the government health plan as a result of audits conducted by ASES covering several periods from October 2005 to September 2013. TSS contends that ASES request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES. In connection with ASES allegations, ASES withheld $4,800 in service fees corresponding to services provided for the period from October 2005 to September 2010. On August 29, 2014, ASES delivered the $4,800 previously withheld. TSS intends to vigorously challenge this claim and defend the validity of the settlement agreement signed by the parties in 2011.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(14)	Business Combination

Effective November 7, 2013, the Company’s subsidiary Triple-S Vida, Inc. (“TSV”) completed the acquisition of 100% of the outstanding capital stock of Atlantic Southern Insurance Company (“ASICO”), an insurer dedicated to the sale of individual life and cancer insurance in Puerto Rico, as well as individual and group health insurance in the U.S. Virgin Islands, British Virgin Islands, Anguilla and Costa Rica. With this acquisition the Company has solidified its position in the life insurance business in Puerto Rico. The Company accounted for this acquisition in accordance with the provisions of Accounting Standard Codification Topic 805, Business Combinations. The results of operations and financial condition of Atlantic Southern Insurance Company are included in the accompanying consolidated financial statements for the period following the effective date of the acquisition. The aggregate purchase price of the acquired entity was $9,413. Direct costs related to the acquisition amounted to $435.

Although the closing date of the transaction was November 7, 2013, the consideration amount was determined using ASICO’s financial position as of October 31, 2013. Therefore, we recorded a preliminary allocation of the purchase price to ASICO’s tangible and intangible assets acquired and liabilities assumed based on their fair value as of October 31, 2013. No goodwill was recorded on the acquisition since the purchase price was equal to the fair value of the net assets acquired. The following table summarizes the consideration paid to acquire ASICO as of December 31, 2013 and the allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition.

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

On October 31, 2013, we recognized a VOBA asset of $4,499, resulting from the ASICO transaction in the consolidated balance sheet. During the three months and nine months ended September 30, 2014, we recognized $153 and $461, respectively, of amortization expense related to the VOBA asset.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The consolidated statements of earnings for the three months ended September 30, 2014 include $1,943 in operating revenues and a $71 net gain related to ASICO. The consolidated statements of earnings for the nine months ended September 30, 2014 include $5,932 in operating revenues and a $628 net gain related to ASICO. The following unaudited pro forma financial information presents the combined results of operations of the Company and ASICO as if the acquisition had occurred at the beginning of 2013. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Operating revenues	$585,172	$1,777,097
Net Income	$17,907	$54,799
Basic net income per share	$0.66	$1.97
Diluted net income per share	$0.65	$1.96

The above unaudited pro forma operating revenues and net income considers an estimated acquisition adjustment related to the VOBA asset, including an amortization expense of $114 and $344 for the three months and nine months ended September 30, 2013, respectively.

(15)	Subsequent Events

The Company evaluated subsequent events through the date that these consolidated interim financial statements were issued.

On October 14, 2014, ASES issued a Notice of Intent to Award Contract informing that TSS has been selected to provide healthcare services in the Metro North and West regions of the Government's Health Plan, on an at-risk basis commencing April 1, 2015.

Under the terms of the current agreement, which was extended effective July 1, 2014 for eight months until March 31, 2015, TSS is a third-party administrator responsible for the provision of administrative services to Medicaid enrollees in all the Puerto Rico regions: West, North, Metro North, San Juan, Northeast, Virtual (which covers services provided throughout Puerto Rico to children in foster care and certain victims of domestic violence), Southwest, Southeast and East. The administrative services provided include case, disease and utilization management, network management and credentialing, enrollment and enrollee services and claims administration, among others. The claims related to the administration of the Medicaid business are paid from a bank account owned and funded by the government of Puerto Rico.

No other events have occurred that require disclosure or adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries. The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and nine months ended September 30, 2014. Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2013 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months and nine months ended September 30, 2014 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry. We offer a broad portfolio of managed care and related products in the Commercial and Medicare (including Medicare Advantage and the Part D stand-alone prescription drug plan (“PDP”)) markets. In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement. We also participate in the Government of Puerto Rico Health Reform (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (“Medicaid”), by administering the provision of the physical health component in designated service regions in Puerto Rico. For the nine months ended September 30, 2014, operating income generated under the Medicaid program represented 26% of our consolidated operating income, compared to 27% for the same period in 2013. See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2013 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the BCBS name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla. As of September 30, 2014, we served approximately 2,137,000 members across all regions of Puerto Rico. For the nine months ended September 30, 2014, our managed care segment represented approximately 89% of our total consolidated premiums earned, net and approximately 62% of our operating income. We also have significant positions in the life insurance and property and casualty insurance markets in Puerto Rico. Our life insurance segment had a market share of approximately 12% (in terms of direct premiums) during the year ended December 31, 2013. Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) during the year ended December 31, 2013.

We participate in the managed care market through our subsidiaries, TSS and TSA. TSS and TSA are BCBSA licensees, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico and the U.S. Virgin Islands.

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (“TSP”), each one representing approximately 7% and 4%, respectively, of our consolidated premiums earned, net for the nine months ended September 30, 2014.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2014	2013	2014	2013
Premiums earned, net:
Managed care	$463.2	$491.4	$1,432.8	$1,484.6
Life insurance	35.8	32.4	105.7	96.3
Property and casualty insurance	22.3	24.7	69.5	74.9
Intersegment premiums earned	(0.5)	(0.6)	(1.6)	(1.9)
Consolidated premiums earned, net	$520.8	$547.9	$1,606.4	$1,653.9
Administrative service fees:
Managed care	$31.1	$23.4	$92.6	$81.1
Intersegment administrative service fees	(0.8)	(1.0)	(3.1)	(3.0)
Consolidated administrative service fees	$30.3	$22.4	$89.5	$78.1
Operating income:
Managed care	$0.9	$7.3	$32.9	$41.2
Life insurance	5.7	3.8	16.1	11.5
Property and casualty insurance	2.3	0.4	7.5	1.0
Intersegment and other	-	(1.2)	(3.6)	(3.8)
Consolidated operating income	$8.9	$10.3	$52.9	$49.9

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

Claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders. Each segment’s results of operations depend to a significant extent on their ability to accurately predict and effectively manage claims. A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period. Operating expenses consist primarily of compensation, commission payments to brokers and other overhead business expenses. Operating expenses of 2014 includes the Health Insurance Providers Fee paid under the Affordable Care Act (ACA).

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

Recent Developments

Puerto Rico’s Economy

History and Description

Puerto Rico’s economy experienced a considerable transformation during the past sixty-five years, passing from an agriculture economy to an industrial one. Every sector in the economy participated in this expansion. Factors contributing to this expansion include government-sponsored economic development programs, increases in the level of federal transfer payments, and the relatively low cost of borrowing. In some years, these factors were aided by a significant rise in construction investment driven by infrastructure projects, private investment, primarily in housing, and relatively low oil prices. Nevertheless, the significant oil price increases in past years, the continuous contraction of the manufacturing sector, and budgetary pressures on government finances have triggered a general contraction in the economy.

Puerto Rico’s economy entered a recession in the fourth quarter of government fiscal year 2006, during which the real gross national product grew by only 0.5%. Puerto Rico’s gross national product (GNP) contracted (in real terms) every fiscal year between 2007 and 2011. GNP grew by 0.9% and 0.3% in fiscal years 2012 and 2013, respectively. According to the Puerto Rico Planning Board’s latest projections, made in April of 2014, it is projected that Puerto Rico’s real GNP for fiscal years 2014 and 2015 will increase by 0.1% and 0.2%, respectively. However, the monthly economic indicators for the whole fiscal year 2014 indicate that the final GNP figures for that fiscal year may end up lower than the last projection presented by the Puerto Rico Planning Board.

Personal income, both aggregate and per capita, has shown a positive average growth rate from 1947 to 2010. In fiscal year 2013, aggregate personal income was $62.4 billion and personal income per capita was $17,413. According to the Puerto Rico Department of Labor and Human Resources Household Employment Survey, known as the “Household Survey”, the number of persons employed in Puerto Rico during the fiscal year 2014 averaged 1,006,646, a decrease of 2.2% compared to the previous fiscal year. During the first three months of fiscal year 2015 total employment averaged 974,800, a 3.3% reduction with respect to the same period of the prior year. The unemployment rate for fiscal year 2014 and for the first three months of fiscal year 2015 was 14.3% and 14.7%, respectively.

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

The economy of Puerto Rico is closely linked to that of the United States, as most of the external factors that affect the Puerto Rico economy (other than the price of oil) are determined by the policies and results of the U.S. These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and tourist expenditures. In the past, the economy of Puerto Rico has generally followed economic trends in the overall United States economy. However, in recent years economic growth in Puerto Rico has not been consistent with the performance of the United States economy. Since 2000, the government has faced a number of fiscal challenges, including an imbalance between its general fund revenues and expenditures, reaching its highest level in fiscal year 2009 with a deficit of $3.3 billion. In the past, the Government of Puerto Rico generally bridged deficits through the use of non-recurring measures, such as borrowings, postponing payments to suppliers, and other one-time measures such as the use of derivatives and borrowings collateralized with government-owned real estate. Recurring budget deficits have substantially increased the amount of public sector debt. The total outstanding public sector debt amounted to $71.4 billion as of July 31, 2014.

Recent Measures

In recent years, the Government of Puerto Rico has been focused on implementing measures to achieve fiscal balance, restore economic growth, and find solutions to its underfunded pension system and thereby safeguarding the investment-grade ratings of its bonds. Measures taken include (1) a reduction in the amount of government employees, (2) tax reform, (3) the lease of the Luis Muñoz Marín airport in San Juan and the concession of certain highways through public-private partnerships, (4) pension reform reducing benefits and increasing the retirement age and, more recently, (5) the enactment of the Fiscal Sustainability Act (as defined below), and (6) the enactment of the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (“the Recovery Act”).

On June 30, 2013, the Governor of Puerto Rico signed into law significant changes to the Internal Revenue Code for a New Puerto Rico, as amended (the “2011 Code”). Relevant amendments to the 2011 Code impacting income taxes include the expansion of the corporate alternative minimum tax and individual alternative basic tax in lieu of the proposed "National Gross Receipts Tax", a moratorium on tax credits, modified excise taxes, sales and use taxes, and taxes on insurance premiums. These changes, as applicable, have been considered and recorded in the Corporation’s financial statements as of and for the nine months ended September 30, 2014. In addition to the changes in the 2011 Code, the Government of Puerto Rico expects to take other revenue raising measures. On October 30, 2014, representatives of the Government of Puerto Rico provided the investment community with an update on its fiscal and economic development progress. The update covered the significant actions the Government of Puerto Rico has taken to improve its liquidity and ensure the financial viability of its public corporations, an update on Puerto Rico's Fiscal Year 2015 Budget, and the progress on reforming its tax code and growing the economy. The tax reform is intended to reduce the marginal income tax rate both individual and corporate, repeal the gross profit tax enacted in 2013, and shift toward consumption taxes. Under the reform, Puerto Rico would replace its 7% sales tax with a broad-based goods and services tax, which is expected to evolve into a value-added tax levied at each level of the distribution chain. These measures could have a material adverse effect on our business, financial condition and results of operations.

In December 2013 a bill to reform the Teachers’ Retirement System was signed into law. However, on April 11, 2014, the Puerto Rico Supreme Court ruled that amendments to the Teacher’s Retirement Systems are applicable only to those beneficiaries entering the retirement systems after the enactment of the reform.

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

On June 28, 2014, the Commonwealth enacted the Recovery Act. Prior to the enactment of the Recovery Act, there was no Commonwealth statute providing an orderly recovery regime for public corporations experiencing financial difficulties. At the same time, Chapters 9 and 11 of the United States Bankruptcy Code are generally inapplicable to public corporations that are governmental instrumentalities of the Commonwealth. Thus, the Recovery Act is intended to fill this statutory gap and provide for an orderly legal process governing the enforcement and restructuring of the debts and other obligations of certain public corporations of the Commonwealth. The purpose of the Recovery Act is to create a legal framework that: (1) allows certain public corporations to adjust their debts in a manner that protects the interests of all affected creditors; (2) provides procedures for the orderly enforcement and restructuring of the debts and obligations of eligible public corporations in a manner that is consistent with the United States and Commonwealth Constitution; and (3) maximizes the return to such public corporation’s stakeholders.

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

Rating Agencies and Markets

Since February of 2014, the credit ratings of the Commonwealth’s general obligation bonds and Commonwealth guaranteed bonds, as well as the ratings of most of the Commonwealth’s public corporations, have been lowered (more than once in most cases) to noninvestment grade by Moody’s, S&P, and Fitch. According to the rating agencies, further downgrades are possible in some cases.

The following table sets forth the ratings of the Commonwealth and certain of its public corporations after giving effect to these downgrades:

	S&P	Moody’s	Fitch
Commonwealth of Puerto Rico (General Obligations) *	BB	B2	BB
Government Development Bank *	BB-	B3
COFINA
Senior Lien *	BBB	Ba3	BB-
First Subordinate Lien	BBB-	B1	BB-
PR Electric Power Authority	CCC	Caa3	CC
PR Highways and Transportation Authority
Highway Revenue Bonds	B	Caa1
Transportation Revenue Bonds	B	Caa1
Subordinate Transportation Revenue Bonds	B	Caa2
PR Aqueduct and Sewer Authority
Revenue Bonds	BB-	Caa1	B+
Guaranteed Bonds	BB	B2	BB-
PR Public Buildings Authority	BB	B2	BB-
PR Employees Retirement System	BB-	B3	BB-
PR Public Finance Corporation (Commonwealth Appropriation Bonds)	BB-	B3

*	The Corporation holds positions in these bonds and are included within the securities available for sale as Obligations of the Commonwealth of Puerto Rico and its Instrumentalities.

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

Managed Care – Medicaid Business

On October 14, 2014, ASES issued a Notice of Intent to Award Contract informing that TSS has been selected to provide healthcare services in the Metro North and West regions of the Government's Health Plan, on an at-risk basis commencing April 1, 2015. The proposed contract provides that ASES will pay Triple-S Salud a rate of $173.86 per member per month (pmpm) for the Metro North Region and $140.31 pmpm for the West Region. The proposed contract will have a 27-month term that could potentially be extended, subject to rate negotiations, by up to 12 months at ASES’ discretion.

Under the terms of the current agreement, which was extended effective July 1, 2014 for eight months until March 31, 2015, TSS is a third-party administrator responsible for the provision of administrative services to Medicaid enrollees in all the Puerto Rico regions: West, North, Metro North, San Juan, Northeast, Virtual (which covers services provided throughout Puerto Rico to children in foster care and certain victims of domestic violence), Southwest, Southeast and East. The administrative services provided include case, disease and utilization management, network management and credentialing, enrollment and enrollee services and claims administration, among others. The claims related to the administration of the Medicaid business are paid from a bank account owned and funded by the government of Puerto Rico.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of September 30,
	2014	2013
Managed care enrollment:
Commercial [1]	600,287	668,287
Medicare [2]	120,367	114,783
Medicaid [3]	1,416,390	896,452
Total	2,137,044	1,679,522
Managed care enrollment by insurance arrangement:
Fully-insured	525,951	570,323
Self-insured	1,611,093	1,109,199
Total	2,137,044	1,679,522

(1)	Commercial membership includes corporate accounts, self-insured employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.

(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.

(3)	All are self-insured members.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2014	2013	2014	2013
Revenues:
Premiums earned, net	$520.8	$547.9	$1,606.4	$1,653.9
Administrative service fees	30.3	22.4	89.5	78.1
Net investment income	11.8	11.4	35.3	34.8
Other operating revenues	0.9	1.2	3.3	3.6
Total operating revenues	563.8	582.9	1,734.5	1,770.4
Net realized investment gains (losses)	3.1	(0.1)	7.1	3.4
Other income, net	0.3	13.9	1.2	14.8
Total revenues	567.2	596.7	1,742.8	1,788.6
Benefits and expenses:
Claims incurred	433.9	456.4	1,311.6	1,369.2
Operating expenses	121.0	116.2	370.0	351.3
Total operating expenses	554.9	572.6	1,681.6	1,720.5
Interest expense	2.3	2.4	7.0	7.2
Total benefits and expenses	557.2	575.0	1,688.6	1,727.7
Income before taxes	10.0	21.7	54.2	60.9
Income tax expense	5.4	3.1	15.2	5.0
Net income	4.6	18.6	39.0	55.9
Less: net loss attributable to non-controlling interest	-	-	0.1	0.1
Net income attributable to TSM	$4.6	$18.6	$39.1	$56.0

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating Revenues

Consolidated premiums earned, net for the three months ended September 30, 2014 decreased by $27.1 million, or 4.9%, to $520.8 million when compared to the three months ended September 30, 2013. This decrease primarily reflects lower Medicare premiums as well as a lower fully-insured membership in the Commercial sector of our Managed Care segment. The premiums of the Property and Casualty Insurance segment also presented a decrease during this quarter due to lower premiums written. Life Insurance premiums increased during the three months ended September 30, 2014 primarily reflecting the acquisition of Atlantic Southern Insurance Company (“ASICO”) effective November 2013.

The consolidated administrative service fees of $30.3 million increased by $7.9 million, or 35.3%, when compared to the same period in 2013, mostly as a result of the three regions added to the Medicaid contract effective October 1, 2013.

Net Realized Investment Gains

Consolidated net realized investment gains of $3.1 million during the 2014 period are mainly the result of sales of equity securities.

Other Income

Other income decreased by $13.6 million, during the three months ended September 30, 2014 when compared to the three months ended September 30, 2013, mostly due to a special distribution received in the 2013 period from the Puerto Rico Joint Underwriting Association (“JUA”) in the Property and Casualty segment of $12.8 million, net of tax.

Claims Incurred

Consolidated claims incurred decreased by $22.5 million, or 4.9%, to $433.9 million during the three months ended September 30, 2014 when compared to the claims incurred during the three months ended September 30, 2013. This decrease is mostly due to lower claims in the Commercial business of the Managed Care segment reflecting the lower member month enrollment in 2014 and lower risk score adjustments from CMS in the Medicare Advantage business in the 2014 period. Property and Casualty Insurance claims also experienced a decrease during this quarter, reflecting a favorable loss experience, mostly in the Commercial Auto line of business. The consolidated loss ratio remained at 83.3%.

Operating Expenses

Consolidated operating expenses during the three months ended September 30, 2014 increased by $4.8 million, or 4.1%, to $121.0 million as compared to the operating expenses during the three months ended September 30, 2013. For the three months ended September 30, 2014, the consolidated operating expense ratio increased 160 basis points to 22.0%. The higher operating expenses and operating expenses ratio are mainly related to $7.5 million of Health Insurance Providers Fee that became effective January 1, 2014 and incremental expenses related to the administration of the three new service regions of the Medicaid program effective October 1, 2013. The effect of new taxes and fees and the increased Medicaid enrollment was offset by the impact of cost containment initiatives developed since the beginning of the year.

Income Tax Expense

Consolidated income tax expense during the three months ended September 30, 2014 increased by $2.3 million, to $5.4 million, as compared to the income tax expense for the three months ended September 30, 2013. The effective tax rate increased from 14.3% in 2013 to 54.0% in 2014. The change in the effective tax rate reflects a one-time $6.3 million adjustment increasing the consolidated deferred tax liability related to investments classified as available for sale after the July 1, 2014 enactment of Puerto Rico tax legislation that increased the corporate tax rate over long-term capital gains, from 15% to 20%, for all transactions occurring after June 30, 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating Revenues

Consolidated premiums earned, net for the nine months ended September 30, 2014 decreased by $47.5 million, or 2.9%, to $1,606.4 million when compared to the nine months ended September 30, 2013. This decrease primarily reflects a lower fully-insured Managed Care member month enrollment in the Commercial sector and the receipt of lower risk score adjustments from Centers for Medicare and Medicaid Services (“CMS”) in 2014 as compared to 2013. Property and Casualty Insurance premiums also presented a decrease during the nine months ended September 30, 2014. Life Insurance premiums increased during the 2014 period primarily reflecting the ASICO acquisition.

The consolidated administrative service fees of $89.5 million increased by $11.4 million, or 14.6%, when compared to prior period, triggered by the addition of three new regions in the Medicaid program effective October 1, 2013.

Net Realized Investment Gains

Consolidated net realized investment gains of $7.1 million during the 2014 period are mainly the result of sales of equity securities.

Other Income

Other income decreased by $13.6 million, during the nine months ended September 30, 2014 when compared to the nine months ended September 30, 2013, mostly due to a special distribution received in the 2013 period from the Puerto Rico Joint Underwriting Association (“JUA”) in the Property and Casualty segment of $12.8 million, net of tax.

Claims Incurred

Consolidated claims incurred decreased by $57.6 million, or 4.2%, to $1,311.6 million during the nine months ended September 30, 2014, mostly in the Commercial businesses of the Managed Care segment. Medical claims incurred in Managed Care decreased mostly as a result of lower member month enrollment in the 2014 period. Property and Casualty claims also decreased during the nine months ended September 30, 2014, reflecting a favorable loss experience, particularly in the Commercial Multi-peril and Commercial Auto lines of business, partially offset with an unfavorable loss experience in the Medical Malpractice line of business. The consolidated loss ratio decreased by 110 basis points to 81.7%.

Operating Expenses

Consolidated operating expenses for the nine months ended September 30, 2014 increased by $18.7 million, or 5.3%, to $370.0 million as compared to the operating expenses for the nine months ended September 30, 2013. The consolidated operating expense ratio increased by 150 basis points to 21.8%. The higher operating expenses and operating expenses ratio are mainly related to $21.4 million of Health Insurance Providers Fee that became effective January 1, 2014, an increase of $4.4 million in premium taxes that became effective July 1, 2013 and incremental expenses related to the administration of the three new service regions of the Medicaid program effective October 1, 2013. The effect of new taxes and fees and the increased Medicaid enrollment was offset by the impact of cost containment initiatives developed during the 2014 period.

Income Tax Expense

Consolidated income tax expense for the nine months ended September 30, 2014 increased by $10.2 million, to $15.2 million, as compared to the income tax expense for the nine months ended September 30, 2013. The effective tax rate increased from 8.2% in 2013 to 28.0% in 2014. The change in the effective tax rate reflects a one-time $6.3 million adjustment increasing the consolidated deferred tax liability related to investments classified as available for sale after the July 1, 2014 enactment of Puerto Rico tax legislation that increased the corporate tax rate over long-term capital gains, from 15% to 20%, for all transactions occurring after June 30, 2014. In addition, the change reflects a one-time $7.7 million adjustment increasing the consolidated net deferred tax assets after the September 30, 2013 enactment of Puerto Rico tax legislation that increased the maximum corporate tax rate from 30% to 39% effective January 1, 2013. The effective tax rates excluding the effect of these deferred tax adjustments are 20.8% for 2013 and 16.4% for 2014, presents a decrease 440 basis points in the effective tax rate, reflecting a lower proportion of taxable income from the Managed Care segment, which operates at a higher effective tax rate.

Managed Care Operating Results

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2014	2013	2014	2013
Operating revenues:
Medical premiums earned, net:
Commercial	$215.6	$233.6	$668.3	$705.9
Medicare	247.6	257.8	764.5	778.7
Medical premiums earned, net	463.2	491.4	1,432.8	1,484.6
Administrative service fees	31.1	23.4	92.6	81.1
Net investment income	3.6	4.0	11.2	12.0
Total operating revenues	497.9	518.8	1,536.6	1,577.7
Medical operating costs:
Medical claims incurred	404.1	425.8	1,223.6	1,277.6
Medical operating expenses	92.9	85.7	280.1	258.9
Total medical operating costs	497.0	511.5	1,503.7	1,536.5
Medical operating income	$0.9	$7.3	$32.9	$41.2
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,223,825	1,372,671	3,816,561	4,155,820
Self-funded	591,835	641,177	1,828,121	1,964,761
Total Commercial member months	1,815,660	2,013,848	5,644,682	6,120,581
Medicare:
Medicare Advantage	320,102	319,434	957,618	957,848
Stand-alone PDP	40,739	24,492	123,484	72,930
Total Medicare member months	360,841	343,926	1,081,102	1,030,778
Medicaid member months - Self-funded	4,231,233	2,668,236	12,626,015	7,989,168
Total member months	6,407,734	5,026,010	19,351,799	15,140,527
Medical loss ratio	87.2%	86.7%	85.4%	86.1%
Operating expense ratio	18.8%	16.6%	18.4%	16.5%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Medical Operating Revenues

Medical premiums earned for the three months ended September 30, 2014 decreased by $28.2 million, or 5.7%, to $463.2 million when compared to the medical premiums earned during the three months ended September 30, 2013. This decrease is principally the result of the following:

•	Medical premiums generated by the Commercial business decreased by $18.0 million, or 7.7%, to $215.6 million during the three months ended September 30, 2014. This fluctuation is primarily the result of a decrease in fully-insured member month enrollment by 148,846, or 10.8%, mainly in our rated groups and individual accounts products and reflecting pricing sensitivity, cancellation of several commercial accounts and attrition in existing accounts as a result of the island’s challenging economic situation. The effect of the lower membership is partially offset by a 3.5% year over year increase in average premium rates. Excluding the effect of the Health Insurance Providers Fee recovered from customers, average premium rates increased by 3.0% during the three months ended September 30, 2014. The Health Insurance Providers Fee became effective January 1, 2014.

•	Medical premiums generated by the Medicare business decreased during the three months ended September 30, 2014 by $10.2 million, or 4.0%, to $247.6 million. This fluctuation primarily results from lower risk score revenue as compared with 2013, due to a decline in the patient diagnosis information being submitted by providers, the decline in 2014 premiums mandated by CMS and a change in membership mix in 2014.

Administrative service fees increased by $7.7 million, or 32.9%, to $31.1 million during the three months ended September 30, 2014. This increase primarily reflects the higher Medicaid enrollment after the addition of three regions effective October 1, 2013.

Medical Claims Incurred

Medical claims incurred during the three months ended September 30, 2014 decreased by $21.7 million, or 5.1%, to $404.1 million when compared to the three months ended September 30, 2013, reflecting lower fully-insured enrollment in 2014. The medical loss ratio (“MLR”) of the segment increased 50 basis points during the 2014 period, to 87.2%. These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Commercial business decreased by $29.3 million, or 13.9%, during the 2014 period mostly due to the lower fully-insured member month enrollment. The Commercial MLR was 84.6%, which is 590 basis points lower than the MLR for the prior year primarily due to favorable prior period reserve development in 2014. Excluding the effect of favorable prior period reserve developments in 2014 and 2013 and other related adjustments, the MLR would have decreased by 70 basis points.

•	The medical claims incurred of the Medicare business increased by $7.6 million, or 3.6%, during the 2014 period and its MLR increased by 640 basis points, to 89.4%, primarily resulting from higher pharmacy costs and lower risk score revenue. Excluding the effect of prior period reserve developments and risk-score adjustments in the 2014 and 2013 periods, the MLR presents an increase of 580 basis points, primarily reflecting higher pharmacy costs and lower quarterly risk score revenue.

Medical Operating Expenses

Medical operating expenses for the three months ended September 30, 2014 increased by $7.2 million, or 8.4%, to $92.9 million when compared to the three months ended September 30, 2013. The operating expense ratio increased by 220 basis points, from 16.6% in 2013 to 18.8% in 2014. This increase is mainly related to the $7.5 million Health Insurance Providers Fee that became effective January 1, 2014 and incremental expenses related to the administration of the three new service regions of the Medicaid program effective October 1, 2013, which amounted to $6.8 million. The effect of new taxes and fees and the increased Medicaid enrollment was offset by the impact of cost containment initiatives developed since the beginning of the year.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Medical Operating Revenues

Medical premiums earned for the nine months ended September 30, 2014 decreased by $51.8 million, or 3.5%, to $1,432.8 million when compared to the medical premiums earned during the nine months ended September 30, 2013. This decrease is principally the result of the following:

•	Medical premiums generated by the Commercial business decreased by $37.6 million, or 5.3%, to $668.3 million during the nine months ended September 30, 2014. This fluctuation is primarily the result of a decrease in fully-insured member month enrollment by 339,259, or 8.2%, mainly in our rated groups and individual accounts products and reflecting pricing sensitivity, cancellation of several commercial accounts and attrition in existing accounts as a result of the island’s challenging economic situation. The effect of the decreased membership is partially offset by a 3.1% year over year increase in average premium rates. Excluding the effect of the Health Insurance Providers Fee recovered from customers, average premium rates increased by 2.0% during the nine months ended September 30, 2014. The Health Insurance Providers Fee became effective January 1, 2014.

•	Medical premiums generated by the Medicare business decreased during the nine months ended September 30, 2014 by $14.2 million, or 1.8%, to $764.5 million. This fluctuation primarily results from lower risk score adjustments when compared to the 2013 period, a decrease in risk score revenue when compared to last year, and the decline in 2014 premiums mandated by CMS and a change in membership mix in 2014.

Administrative service fees increased by $11.5 million, or 14.2%, to $92.6 million during the nine months ended September 30, 2014. This increase primarily reflects the higher Medicaid enrollment after the addition of three additional regions effective October 1, 2013.

Medical Claims Incurred

Medical claims incurred during the nine months ended September 30, 2014 decreased by $54.0 million, or 4.2%, to $1,223.6 million when compared to the nine months ended September 30, 2013, reflecting lower fully-insured enrollment in 2014 and favorable prior period reserve developments. The MLR of the segment decreased 70 basis points during the 2014 period, to 85.4%. These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Commercial business decreased by $54.8 million, or 8.7%, during the 2014 period mostly due to the lower fully-insured member month enrollment. The Commercial MLR was 85.6%, which is 320 basis points lower than the MLR for the prior year primarily due to favorable prior period reserve development in 2014. Excluding the effect of favorable prior period reserve developments in both periods and other related adjustments, the MLR would have increased by 190 basis points. The increase reflects higher cost trends, particularly for pharmacy benefits.

•	The medical claims incurred of the Medicare business increased by $0.6 million, or 0.1%, during the 2014 period and its MLR increased by 160 basis points, to 85.0%. The MLR excluding prior period reserve developments and risk-score adjustments in the 2014 and 2013 periods presents an increase of 330 basis points, primarily reflecting higher pharmacy costs and lower risk score revenue.

Medical Operating Expenses

Medical operating expenses for the nine months ended September 30, 2014 increased by $21.2 million, or 8.2%, to $280.1 million when compared to the nine months ended September 30, 2013. The operating expense ratio increased by 190 basis points, from 16.5% in 2013 to 18.4% in 2014. This increase is mainly related to $21.4 million of Health Insurance Providers Fee that became effective January 1, 2014, increase of $3.4 million of premium taxes that became effective July 1, 2013 and incremental expenses related to the administration of the three new service regions of the Medicaid program effective October 1, 2013, which amounted to $22.0 million. The effect of new taxes and fees and the increased Medicaid enrollment was partially offset by the impact of cost containment initiatives in place during the 2014 period.

Life Insurance Operating Results

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2014	2013	2014	2013
Operating revenues:
Premiums earned, net:
Premiums earned	$38.4	$34.5	$113.6	$102.6
Premiums earned ceded	(2.6)	(2.1)	(7.9)	(6.3)
Premiums earned, net	35.8	32.4	105.7	96.3
Net investment income	6.0	5.3	17.6	16.3
Total operating revenues	41.8	37.7	123.3	112.6
Operating costs:
Policy benefits and claims incurred	18.9	17.7	55.1	52.4
Underwriting and other expenses	17.2	16.2	52.1	48.7
Total operating costs	36.1	33.9	107.2	101.1
Operating income	$5.7	$3.8	$16.1	$11.5
Additional data:
Loss ratio	52.8%	54.6%	52.1%	54.4%
Operating expense ratio	48.0%	50.0%	49.3%	50.6%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating Revenues

Premiums earned, net for the three months ended September 30, 2014 increased by $3.4 million, or 10.5% to $35.8 million when compared to the three months ended September 30, 2013 mostly reflecting $1.9 million of additional life, cancer and major medical health premiums brought by the ASICO acquisition effective November 2013. Premiums from the Individual and Group Life lines of business increased by $1.4 million year over year.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the three months ended September 30, 2014 increased by $1.2 million, or 6.8%, to $18.9 million when compared to the three months ended September 30, 2013. This increase reflects the additional $1.0 million in claims and actuarial reserves related to the ASICO business. The loss ratio for the period decreased from 54.6% in 2013 to 52.8% in 2014, or 180 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the three month period ended September 30, 2014 increased $1.0 million, or 6.2%, to $17.2 million when compared to the three months ended September 30, 2013. The increase is mostly related to the additional $0.8 million related to the ASICO business and a lower amount of expenses capitalized as Deferred Policy Acquisition Costs. As a result of the segment’s proportionally higher increase in premiums during this period the operating expense ratio decreased by 200 basis points from 50.0% in 2013 to 48.0% in 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating Revenues

Premiums earned, net for the nine months ended September 30, 2014 increased by $9.4 million, or 9.8% to $105.7 million when compared to the nine months ended September 30, 2013 mostly reflecting $5.9 million of additional life premiums brought by the ASICO acquisition effective November 2013. Premiums from the Cancer and Individual Life lines of business increased by $1.8 million, while the Group Life line of business increased $1.6 million year over year.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the nine months ended September 30, 2014 increased by $2.7 million, or 5.2%, to $55.1 million when compared to the nine months ended September 30, 2013, mostly reflecting the additional $2.7 million in claims related to the ASICO business. The loss ratio for the period decreased from 54.4% in 2013 to 52.1% in 2014, or 230 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the nine months period ended September 30, 2014 increased $3.4 million, or 7.0%, to $52.1 million when compared to the nine months ended September 30, 2013. The increase is mostly related to the additional $2.4 million in operating expenses of the ASICO business and a lower amount of net expenses capitalized as Deferred Policy Acquisition Costs. As a result of the segment’s proportionally higher increase in premiums during this period the operating expense ratio decreased by 130 basis points from 50.6% in 2013 to 49.3% in 2014.

Property and Casualty Insurance Operating Results

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2014	2013	2014	2013
Operating revenues:
Premiums earned, net:
Premiums written	$33.2	$37.6	$104.5	$114.8
Premiums ceded	(13.5)	(15.5)	(38.3)	(43.6)
Change in unearned premiums	2.6	2.6	3.3	3.7
Premiums earned, net	22.3	24.7	69.5	74.9
Net investment income	2.2	2.0	6.3	6.1
Total operating revenues	24.5	26.7	75.8	81.0
Operating costs:
Claims incurred	11.7	13.5	35.1	41.1
Underwriting and other expenses	10.5	12.8	33.2	38.9
Total operating costs	22.2	26.3	68.3	80.0
Operating income	$2.3	$0.4	$7.5	$1.0
Additional data:
Loss ratio	52.5%	54.7%	50.5%	54.9%
Operating expense ratio	47.1%	51.8%	47.8%	51.9%
Combined ratio	99.6%	106.5%	98.3%	106.8%

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Operating Revenues

Total premiums written during the three months ended September 30, 2014 decreased by $4.4 million, or 11.7%, to $33.2 million, mostly resulting from lower sales of Commercial products, primarily in the Commercial Package and Commercial Auto insurance products.

Premiums ceded to reinsurers during the three months ended September 30, 2014 decreased by $2.0 million, or 12.9%, to $13.5 million. The ratio of premiums ceded to premiums written decreased by 50 basis points, from 41.2% in 2013 to 40.7% in 2014.

Claims Incurred

Claims incurred during the three months ended September 30, 2014 decreased by $1.8 million, or 13.3%, to $11.7 million. The loss ratio decreased by 220 basis points, to 52.5% during this period primarily as a result of a favorable loss experience, mostly in the Commercial and Personal Auto lines of business, which is partially offset by an unfavorable loss experience in the Medical Malpractice line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the three months ended September 30, 2014 decreased by $2.3 million, or 18.0%, to $10.5 million, primarily due to the receipt of JUA annual ordinary distribution and the impact of cost containment initiatives. The operating expense ratio decreased by 470 basis points during the same period, to 47.1% in 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Operating Revenues

Total premiums written during the nine months ended September 30, 2014 decreased by $10.3 million, or 9.0%, to $104.5 million, mostly resulting from lower sales of General Liability line of business and Commercial products, primarily in the Commercial Auto and Commercial Package insurance products.

Premiums ceded to reinsurers during the nine months ended September 30, 2014 decreased by $5.3 million, or 12.2%, to $38.3 million. The ratio of premiums ceded to premiums written decreased by 130 basis points, from 38.0% in 2013 to 36.7% in 2014. The lower amount of premiums ceded primarily results from a change in the commercial quota share agreement where the cession was changed from 37% to 30% in 2014.

The change in unearned premiums presented a decrease of $0.4 million, to $3.3 million during the nine months ended September 30, 2014, primarily as the result of the levels of net premiums written.

Claims Incurred

Claims incurred during the nine months ended September 30, 2014 decreased by $6.0 million, or 14.6%, to $35.1 million. The loss ratio decreased by 440 basis points, to 50.5% during this period primarily as a result of a favorable loss experience, mostly in the Commercial Multi-peril and Commercial and Personal Auto lines of business, which was offset with an unfavorable loss experience in the Medical Malpractice line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the nine months ended September 30, 2014 decreased by $5.7 million, or 14.7%, to $33.2 million, primarily due to a lower net commission expense resulting from the decrease in net premiums earned, favorable variance in salaries and benefits after the implementation of changes in employee benefits and headcount reduction, and recoveries resulting from premium surcharges to recover assessments paid to the Puerto Rico Guarantee Fund. The operating expense ratio decreased by 410 basis points during the same period, to 47.8% in 2014.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended September 30,
(Dollar amounts in millions)	2014	2013
Sources of cash:
Cash provided by operating activities	$60.8	$102.1
Net proceeds of investment securities	24.3	-
Proceeds from policyholder deposits	6.4	8.1
Other	-	22.8
Total sources of cash	91.5	133.0
Uses of cash:
Net purchases of investment securities	-	(77.0)
Net capital expenditures	(3.8)	(8.9)
Repurchase and retirement of common stock	(6.0)	(18.3)
Repayments of long-term borrowings	(1.5)	(11.5)
Repayments of short-term borrowings	-	(16.6)
Surrenders of policyholder deposits	(6.4)	(7.5)
Other	(7.1)	(1.0)
Total uses of cash	(24.8)	(140.8)
Net increase (decrease) in cash and cash equivalents	$66.7	$(7.8)

Cash flow from operating activities decreased by $41.3 million for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, principally due to the effect of an increase in cash paid to suppliers and employees by $62.8 million and a decrease in premium collections by $45.8 million, offset in part by lower claims paid by $33.1 million and lower income taxes paid by $20.0 million. The increase in payments to suppliers and employees is primarily related to the higher Medicaid ASO enrollment, the Health Insurance Providers Fee Assessment of approximately $28 million that was paid for the first time during the 2014 period and the collection in 2013 of the $12.8 million JUA special distribution. The decrease in premiums collected is principally the result of lower Managed Care membership enrollment. The decrease in claims mostly results from the lower enrollment in the Managed Care membership.

Net proceeds of investment securities were $24.3 million during the nine months ended September 30, 2014, primarily resulting from the net cash flows received from the sales and purchases of investment securities during the 2014 period. During the nine months ended September 30, 2013 we had net purchases of investments of $77.0 million, primarily resulting from lower excess cash flows from operations.

During the nine months ended September 30, 2014 we received $6.4 million in policyholder deposits, this represents a decrease $1.7 million when compared to the prior year and is the result of lower sales of annuity products.

Net capital expenditures decreased by $5.1 million for the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013, principally due to special projects initiatives related to information technology during prior year that did not occur during the current period.

During the nine months ended September 30, 2014 we paid approximately $6.0 million under the Corporation’s Class B common stock repurchase program.

Net payments of short-term borrowings decreased by $16.6 million during the nine months ended September 30, 2014, addressing timing differences between cash receipts and disbursements.

During the nine months ended September 30, 2014, we had $7.1 million of other uses of cash, while in the 2013 period we had a net balance of other sources of cash of $21.8 million. The fluctuation in the other uses/sources of cash is attributed to changes in the amount of outstanding checks over bank balances.

Stock Repurchase Program

On November 4, 2014, we announced the commencement of a $50.0 million stock repurchase program.  The program will be conducted, using available cash, through open-market purchases of Class B shares only, in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended. The timing and extent of any purchases under the program will depend on market conditions, the trading price of our shares, and other considerations, and the program may be suspended, modified, or terminated at any time.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements. These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements. As of September 30, 2014, we had $110.0 million of available credit under these facilities. There are no outstanding short-term borrowings under these facilities as of September 30, 2014.

As of September 30, 2014, we had the following long-term borrowings:

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes). On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.

•	On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures in November 2015. This repurchase agreement pays interests on a quarterly basis at 1.96%. At September 30, 2014 investment securities available for sale with fair value of $27.2 million (face value of $27.1 million) were pledged as collateral under this agreement.

The 6.6% notes contain certain non-financial covenants. At September 30, 2014, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico. This secured loan with original principal balance of $41.0 million, bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million. As of September 30, 2014, this secured loan had an outstanding balance of $14.9 million and average annual interest rate of 1.23%.

This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement. This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control. As of September 30, 2014 we are in compliance with these covenants. Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

As part of the acquisition transaction of the controlling stake in a health clinic, we assumed a term loan with balance of $12.9 million as of September 30, 2014. The loan requires monthly payments of $81 thousand, including principal and interest, is due on December 23, 2014 with a final payment of $12.9 million and bears interest at an annual rate of 4.75%. This loan is guaranteed by a first position held by the bank on the health clinic’s premises (land and building) and all of the health clinic's assets as collateral for the term of the loan under a continuing general security agreement. This secured loan contains certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2014, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months and nine months ended September 30, 2014 and 2013 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation

Registrant

Date:	November 5, 2014	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas
President and Chief Executive Officer

Date:	November 5, 2014	By:	/s/ Amílcar L. Jordán-Pérez
Amílcar L. Jordán-Pérez
Vice President,
Chief Financial Officer and
Chief Accounting Officer