Form 10-K
period 2014-12-31
TRIPLE-S MANAGEMENT CORP
filed 2015-03-18
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
  ☐  Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2014 was approximately $446,308,894 for the Class B common stock (the only stock of the registrant that trades in a public market) and $2,377,689 for the Class A common stock (valued at its par value of $1.00 since it is not publicly traded).

As of March 3, 2015, the registrant had 2,377,689 of its Class A common stock outstanding and 25,129,270 of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 30, 2015 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Triple-S Management Corporation

FORM 10-K

For The Fiscal Year Ended December 31, 2014

Part I

Item 1.	Business

General Description of Business and Recent Developments

Triple-S Management Corporation (“Triple-S”, “TSM”, the “Company”, the “Corporation”, “we”, “us” or “our”) is one of the most significant players in the managed care industry in Puerto Rico, serving approximately 2,139,000 members across all regions, with a 29% market share in terms of premiums written in Puerto Rico for the nine-month period ended September 30, 2014.  We have the exclusive right to use the Blue Cross and Blue Shield (“BCBS”) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla and over 50 years of experience in the managed care industry.  We offer a broad portfolio of managed care and related products in the commercial and Medicare markets. We market our managed care products through an extensive network of independent agents and brokers located throughout Puerto Rico as well as an internal salaried sales force. We provide administration services only or self insured (“ASO”) managed care services to Plan de Salud del Gobierno (similar to Medicaid) (“PSG”or “Medicaid”) island-wide and beginning on April 1, 2015 we will resume our participation in this sector as a fully insured provider in two regions of Puerto Rico.  PSG is a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.

We also offer complementary products and services, including life insurance, accident and disability insurance and property and casualty insurance.  We are one of the leading providers of life insurance policies in Puerto Rico.

A substantial mayority of premiums generated by our insurance subsidiaries are from customers within Puerto Rico.  In addition, mostly all of our long-lived assets, other than financial instruments, including deferred policy acquisition costs and value of business acquired, goodwill and other intangibles, and the deferred tax assets are related to Puerto Rico.

In December 2014, our subsidiaries Triple-S Salud, Inc. (“TSS”) and Triple-S Advantage, Inc. (“TSA”) entered into a novation agreement after obtaining approval from Centers for Medicare and Medicaid Services (“CMS”), whereby all the assets and liabilities of TSS’s Medicare Advantage business were transferred to TSA and TSA assumed all the obligations of the policies and all obligations that may exist under the policies and contracts.

In October 2014, our Board of Directors authorized a $50.0 million share repurchase program of our Class B common stock. Repurchases are being conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During 2014, the Company repurchased and retired 228,525 shares of Class B common stock under this program at an average per share price of $23.55, for an aggregate cost of approximately $5.3 million.

On November 7, 2013, our subsidiary Triple-S Vida, Inc. (“TSV”) completed the acquisition of 100% of the outstanding capital stock of Atlantic Southern Insurance Company (“ASICO").  Effective March 27, 2014 this entity changed its name to Triple-S Blue, Inc.  (“Triple-S Blue” or “TSB”), a life insurance company authorized to do business in Puerto Rico, Costa Rica, Anguilla and British Virgin Islands.  The cost of this acquisition was approximately $9.4 million and was funded with unrestricted cash.  Our consolidated results of operating and financial condition included in this Annual Report on Form 10-K reflect TSB’s acquisition in periods subsequent to the effective date of the transaction, and included within the Life Insurance segment.

In July 2013, we announced the immediate commencement of an $11.5 million share repurchase program, as authorized by our Board of Directors.  This program was conducted in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.

On May 17, 2013, the Company converted $6.7 million of the $9.0 million outstanding Class A shares into Class B shares and concurrently conducted a marketed secondary public offering for a substantial majority of the converted shares.  As part of this transaction the Company repurchased and retired 1,000,000 shares at a price of $18.25.

In January 2012, we acquired a controlling interest in a health clinic in Puerto Rico, as part of our strategic approach in our Managed Care segment.

On February 7, 2011, TSS completed the acquisition of 100% of the outstanding capital stock of Socios Mayores en Salud Holdings, Inc., the indirect parent company of American Health, Inc. (effective January 4, 2014 this entity changed its name from American Health, Inc. to Triple-S Advantage, Inc., from now on referred to as “Triple-S Advantage” or “TSA”), a provider of Medicare Advantage services.  The cost of this acquisition was approximately $84.8 million, and was funded with unrestricted cash.  The consolidated results of operations and financial condition of the Corporation included in this Annual Report on Form 10-K reflect the results of operations of TSA in periods subsequent to the effective date of the transaction and were included within our Managed Care segment.

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

We are licensed by the Blue Cross and Blue Shield Association (“BCBSA”) to use the Blue Cross Blue Shield (“BCBS”) name and mark in Puerto Rico, the U.S. Virgin Islands, Costa Rica and the British Virgin Islands and Anguilla.  The BCBSA had 37 independent licensees as of December 31, 2014.  BCBS membership stood at approximately 105 million members at December 31 2014, which represents approximately 33% of the U.S. population.  The BCBS plans work cooperatively in a number of ways that create significant market advantages, especially when competing for very large, multi-state employer groups.  For example, all BCBS plans participate in the BlueCard program, which effectively creates a national “Blue” network.  Each plan is able to take advantage of other BCBS plans’ broad provider networks and negotiated provider reimbursement rates where a member covered by a policy in one state or territory lives or travels outside such state or territory.  The BlueCard program is a source of revenue from services provided in Puerto Rico to individuals who are customers of other BCBS plans and also provides us a significant network in the U.S, creating a significant competitive advantage for us because Puerto Ricans frequently travel to the continental United States.

Life Insurance

Total annual premiums in Puerto Rico for the year ended December 31, 2013 for the life insurance market approximated $1.4 billion.  The main products in this market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities.  The main distribution channels are independent agents.  Banks have established general agencies to cross sell life insurance products, such as term life and credit life.

Property and Casualty Insurance

The total property and casualty market in Puerto Rico in terms of gross premiums written for the nine months ended September 30, 2014 was approximately $1.4 billion.  Property and casualty insurance companies compete for the same accounts through aggressive pricing, more favorable policy terms and better quality of services.  The main lines of business in Puerto Rico are personal and commercial auto, commercial multi-peril, fire and allied lines and other general liabilities.  Approximately 73% of the market is written by the top six companies in terms of market share, and approximately 87% of the market is written by companies incorporated under the laws of and which operate principally in Puerto Rico.

The Puerto Rican property and casualty insurance market is highly dependent on reinsurance.

Puerto Rico’s Economy

Description

Puerto Rico’s economy entered a recession in the fourth quarter of fiscal year 2006.  For fiscal years 2007, 2008, 2009, 2010 and 2011 the real gross national product (“GNP”) contracted by 1.2%, 2.9%, 3.8%, 3.6%, and 1.7% respectively.  GNP grew by 0.9% and 0.3% in fiscal years 2012 and 2013, respectively.  According  to the Puerto Rico Planning Board’s (the “Planning Board”) latest projections, made in April of 2014, it is projected that Puerto Rico’s real GNP for fiscal years 2014 and 2015 will grow by 0.1% and 0.2%, respectively.  However, the monthly economic indicators for the fiscal year 2014 indicate that the final GNP figures for the fiscal year may end up lower than the projection presented by the Planning Board.  The Planning Board is expected to publish a revision of this forecast during the second quarter of fiscal year 2015.

In fiscal year 2013, aggregate personal income was $63.4 billion and personal income per capita was $17,413.  Personal income includes transfer payments to individuals in Puerto Rico under various social programs.  Total United States federal transfer payments to individuals amounted to $15.6 billion in fiscal year 2013 and $15.7 billion in fiscal year 2012.

Total employment decreased at an average annual rate of 0.9% from 1,150,291 to 1,006,646 from fiscal year 2000 to fiscal year 2014.  A reduction in total employment began in the fourth quarter of fiscal year 2007 and has continued consistently through fiscal year 2014 due to the current recession and contractionary fiscal adjustment measures.  According to the Household Survey, during fiscal year 2014, total employment fell by 2.2% when compared to the prior fiscal year, and the unemployment rate averaged 14.3% compared to 14.0% for the prior fiscal year.  Furthermore, for the first quarter of fiscal year 2015, total employment decreased by 3.3% with respect the first quarter of fiscal year 2014.

The dominant sectors of the Puerto Rico economy in terms of production and income are manufacturing and services.  The manufacturing sector has undergone fundamental changes over the years as a result of the phase out of Section 936 of the United States Internal Revenue Code, which provided certain tax incentive for U.S. corporation doing business in Puerto Rico, and an increased emphasis on higher wages, high technology industries, such as pharmaceuticals, biotechnology, computers, microprocessors, professional and scientific instruments, and certain high technology machinery and equipment.  At the present time, almost 90% of manufacturing is generated by chemical and electronic products.  The services sector, which includes finance, insurance, real estate, wholesale and retail trade, transportation, communications and public utilities, and other services, plays a major role in the economy.  It ranks second to manufacturing in contribution to the gross domestic product and leads all sectors in providing employment.

The economy of Puerto Rico is affected by external factors determined by the U.S. economy and the policies, and results of the U.S. government.  These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and revenues derived from tourism coming from the U.S.  Generally, the economy of Puerto Rico has followed the economic trends of the U.S. economy.  However, economic growth in Puerto Rico has not been consistent with the performance of the United States economy recently.  The government has faced a number of fiscal challenges, including an imbalance between its general fund revenues and expenditures, reaching its highest level in fiscal year 2009 with a deficit of $3.3 billion. Recurrent budget deficits have substantially increased the amount of public sector debt.  The total outstanding public sector debt amounted to $71.4 billion as of July 31, 2014.

Recent Measures

The Government of Puerto Rico is been focused on implementing a fiscal plan and other measures aimed to improve its fiscal situation, restoring economic growth and finding solutions for its underfunded pension system.  The fiscal plan consists of the following measures: (1) enhancing liquidity through market transactions, such as the $3.5 billion issuance of general obligation bonds and the planned issuance of a significant amount of bonds through the Puerto Rico Infrastructure Financing Authority, (2) providing a balanced budget without deficit financing through initiatives such as the enactment of the Fiscal Sustainability Act in order to ensure compliance with austerity measures and implement appropriations controls, (3) making the public corporations self-sufficient by raising rates, providing for new revenues and providing for an orderly debt adjustment process through the enactment on June 28, 2014 of the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”), and (4) reforming the tax code in order to increase government revenues and provide a sustainable economic growth.

The Recovery Act is intended to provide a legal framework for restructuring public corporation debt. The Central Government, municipalities and related agencies (including senior lien bonds issued by the Sales Tax Financing Corporation, “COFINA”) were explicitly excluded from seeking relief under the provisions of the Recovery Act. In other words, the Recovery Act made a clear distinction between the central Government, including its related entities, and the agencies or public corporations.

On February 6, 2015, the U.S. District Court of Puerto Rico ruled the Recovery Act unconstitutional, noting that it overstepped federal law and enjoined Commonwealth officials from enforcing it. As a response, the Resident Commissioner of Puerto Rico, a non-voting member of the U.S. House of Representatives, filed a bill seeking to allow the public corporations to restructure their debt under Chapter 9 of the federal bankruptcy code, if needed.

On February 11, 2015, in an attempt to raise additional revenue, encourage savings and stimulate economic development, the Governor of Puerto Rico presented a comprehensive tax reform bill that proposes to replace the 7% sales and use tax with a 16% value added tax in combination with lower income tax rates and other fiscal measures.  As proposed, the new value added tax would apply to services such as medical services paid by commercial health plans and business to business transactions not included in the current sales and use tax.

Rating Agencies

Since 2014, Standard & Poor’s (S&P) and Moody’s Investors Service (“Moody’s”) have taken several ratings actions, affecting both Puerto Rico general obligation, guaranteed bonds, and the ratings of its public corporations’ issued debt. The Company’s main exposure to Puerto Rico currently resides in its holdings of COFINA.

There have been three rounds of ratings downgrades by crediting agencies of certain Puerto Rico government bonds since 2014. The first round began on February 4, 2014, when S&P lowered its rating for Puerto Rico general obligation bonds from “BBB-” to “BB+” noting liquidity constraints as the main reason for the downgrade. On February 7, 2014 Moody’s downgraded Puerto Rico’s general obligation bonds from “Baa3” to “Ba2,” combined with a negative outlook, noting a high debt load and fixed costs, narrow liquidity and constrained market access.

The second round of ratings downgrades was during July 2014, after the enactment of the Recovery Act. On July 1, 2014, Moody’s downgraded Puerto Rico’s general obligation bonds to “B2” and maintained a negative outlook. According to Moody’s, the Recovery Act marked the end of the Commonwealth’s long history of taking actions needed to support its debt. The rating agency further noted that it signals a depleted capacity for revenue increases and austerity measures, and a new preference for shifting fiscal pressures to creditors. Also on July 1, 2014, Moody’s downgraded COFINA senior bonds to “Ba3,” maintaining a negative outlook. The rating agency also positioned the COFINA ratings closer to the rating of Puerto Rico general obligation bonds, reflecting their increased susceptibility to any action that impairs bondholders’ claims on sales tax revenues. On July 11, 2014, S&P downgraded Puerto Rico general obligation bonds to “BB,” combined with a negative outlook and took similar action with the COFINA’s senior bonds downgrading them to “BBB,” maintaining a negative outlook. The downgrade positioned COFINA’s rating closer to that of the Puerto Rico’s general obligation bonds, as a result of the view that the Recovery Act raised the risk that Puerto Rico could seek additional changes in statutory law that could potentially reduce the separation in credit quality of the sales tax pledge from the central government’s finances, should financial stress on the general fund increase significantly.

During February 2015, a third round of ratings downgrades took place. On February 12, 2015, S&P downgraded Puerto Rico’s general obligation bonds to “B,” maintaining a negative outlook, noting the potential inability to meet debt commitments. Also on February 12, 2015, S&P lowered the rating of COFINA senior lien bonds to “B,” maintaining a negative outlook, noting that the value added tax proposed by the Government of Puerto Rico in a recently introduced legislation would  create increased uncertainty as to the timing of receipts of pledged revenues and whether bond covenants separating the tax revenue from that of the central government may be maintained. On its part, on February 19, 2015, Moody’s lowered its rating of Puerto Rico’s general obligation bonds to “Caa2,” maintaining a negative outlook, noting tax revenue shortfalls, narrow liquidity and the substantial growth in debt payments in the upcoming fiscal year. Also on February 19, 2015, Moody’s lowered the rating of COFINA senior lien bonds to “B3”, maintaining a negative outlook.

See “Item 1A.   Risk Factors—Risks Related to Our Business — The geographic concentration of our business in Puerto Rico may subject us to economic downturns in the region.’’

Products and Services

Managed Care

Through our subsidiaries TSS and TSA, we offer a broad range of managed care products, including HMO plans, PPO plans, Medicare Supplement, Medicare Advantage, and Medicaid plans.  Managed care products represented approximately 89% of our consolidated premiums earned, net for each of the years ended December 31, 2014, 2013 and 2012.  We design our products to meet the needs and objectives of a wide range of customers, including employers, professional and trade associations, individuals and government entities.  Our customers either contract with us to assume underwriting risk or they self-fund underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services.  Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members' access to providers is subject to referral or preauthorization requirements.

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

Prescription Drug Benefit Plans.    Every Medicare beneficiary must be given the opportunity to select a prescription drug plan through Medicare Part D, largely funded by the federal government.  We offered prescription drug benefits under Medicare Part D on a stand-alone basis until December 31, 2014.  We also offer a Drug Discount Card for local government employees and individuals.  The Drug Discount Card program is not insurance, but rather provides access to discounts from contracted pharmacies.  As of December 31, 2014, we had enrolled approximately 7,197 members in the Drug Discount Card program.

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

Life Insurance

We offer a wide variety of life, accident, disability and health and annuity products in Puerto Rico through our subsidiary TSV.  Life insurance premiums represented approximately 7% of our consolidated premiums earned, net for each of the years ended December 31, 2014, 2013 and 2012.  TSV markets in-home service life and supplemental health products through a network of company-employed agents.  Ordinary life, cancer and dreaded diseases (“Cancer” line of business), and pre-need life products are marketed through independent agents.  TSV is the leading distributor of life products in Puerto Rico.  We are the only home service company in Puerto Rico and offer guaranteed issue, funeral and cancer policies to the lower and middle income market segments directly to people in their homes.  We also market our group life and disability coverage through our independent producers.

Property and Casualty Insurance

We offer a wide range of property and casualty insurance products through our subsidiary Triple-S Propiedad, Inc. (“TSP”).  Property and casualty insurance premiums represented approximately 4% of our consolidated premiums earned, net for each of the years ended December 31, 2014, 2013 and 2012.  Our predominant insurance products are commercial multi-peril package, personal package, commercial auto, hospital malpractice, commercial liability, and commercial property.  This segment’s commercial products target small to medium size accounts.

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

We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe.  Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound.  Practically all our reinsurers have an A.M. Best rating of ‘‘A-’’ or better, or an equivalent rating from other rating agencies.  During the year ended December 31, 2014, 36.9% of the premiums written in the property and casualty insurance segment were ceded to reinsurers.  Although these reinsurance arrangements do not relieve us of our direct obligations to our insured, we believe that the risk of our reinsurers not paying balances due to us is low.

Marketing and Distribution

Our marketing activities concentrate on promoting our strong brands, quality care, customer service efforts, size and quality of provider networks, flexibility of plan designs, financial strength and breadth of product offerings.  We distribute and market our products through several channels, including our salaried and commission-based internal sales force, direct mail, independent brokers and agents, telemarketing staff, advertising and the internet.

Branding and Marketing

Our branding and marketing efforts include “brand advertising”, which focuses on the Triple-S name and the BCBS mark for our managed care products and services, “acquisition marketing”, which focuses on attracting new customers, and “institutional advertising” which focuses on our overall corporate image. We believe that the strongest element of our brand identity is the Triple-S name.  We seek to leverage what we believe to be the strong name recognition and comfort level that many existing and potential customers associate with this brand.  Acquisition marketing consists of business-to-business marketing efforts to generate leads for brokers and our sales force as well as direct-to-consumer marketing efforts which are used to add new customers to our direct pay businesses.  Institutional advertising is used to promote key corporate interests and overall company image.  We believe these efforts support and further our competitive brand advantage.  We will continue to utilize the Triple-S name and the BCBS mark for all managed care products and services in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla, except for Medicare Advantage products and services offered through our other Managed Care subsidiary TSA.

Sales and Marketing

We employ a wide variety of sales and marketing activities.  Such activities are closely regulated by CMS and the Office of Personnel Management (“OPM”) of the U.S. Department of Health and Human Services (“HHS”), Puerto Rico Office of the Insurance Commissioner (“Commissioner of Insurance”) and other government of Puerto Rico agencies.  For example, our sales and marketing materials must be approved in advance by the applicable regulatory authorities, and they often impose other regulatory restrictions on our marketing activities.

Distribution

Managed Care Segment.   We rely principally on our internal sales force and a network of independent brokers and agents to market our products.  Individual policies are sold entirely through independent agents who exclusively sell our individual products, and Medicare Advantage and group products are sold through our 269 person internal sales force as well through approximately 250 independent brokers and agents.  We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned.

Strong competition exists among managed care companies for brokers and agents with proven ability to secure new business and maintain existing accounts.  The basis of competition for the services of such brokers and agents are commission structure, support services, reputation and prior relationships, the ability to retain clients and the quality of products.  We pay commissions on a monthly basis based on premiums paid.  We believe that we have good relationships with our brokers and agents, and that our products, support services and commission structure are highly competitive in the marketplace.

Life Insurance Segment.   In our life insurance segment, we offer our insurance products through our own network of both company-employed and independent agents.  The majority of our premiums (57% in 2014 and 58% in 2013) were placed through our home service distribution channel selling directly to customers in their homes.  TSV employs approximately 700 full-time active agents and managers and utilizes approximately 1,073 independent agents and brokers.  For individual policies, we advance first year commissions upon issuance and for group policies, we pay commissions on a monthly basis based on premiums received.

Property and Casualty Insurance Segment.   In our property and casualty insurance segment, business is exclusively subscribed through approximately 14 general agencies, including our insurance agency, Triple-S Insurance Agency, Inc. (“TSIA”), where business is placed by independent insurance agents and brokers.  During the years ended December 31, 2014, 2013 and 2012 TSIA placed approximately 69%, 66% and 58% of TSP’s total premium volume, respectively.  General agencies contracted by TSP remit premiums net of their respective commission.

Customers

Managed Care

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico.  The following table sets forth enrollment information with respect to each sector at December 31, 2014:

Market Sector	Enrollment at December 31, 2014	Percentage of Total Enrollment
Commercial	593,121	27.7%
Medicare	117,673	5.5%
Medicaid	1,428,690	66.8%
Total	2,139,484	100.0%

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

Federal Government Employees.    For over 40 years, we have maintained our leadership in providing managed care services to federal government employees in Puerto Rico.  We provide our services to these employees under the Federal Employees Health Benefits Program pursuant to a direct contract with OPM and through the Federal Employee Program of the BCBSA.  We are one of two companies in Puerto Rico that has such a contract with OPM.  Every year, OPM allows other insurance companies to compete for this business, provided such companies comply with the applicable requirements for service providers.  This contract is subject to termination in the event of noncompliance not corrected to the satisfaction of OPM.

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

Medicare also provides a prescription drug program (“Medicare Part D”).  Medicare beneficiaries are given the opportunity to select a Medicare Part D prescription drug plan provided by MCOs or other Part D sponsors. TSS offered a stand-alone Medicare Part D prescription drug benefits product until December 31, 2014.

Medicaid

The government of Puerto Rico has privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population.  The government divided Puerto Rico into eight geographical areas.  Each of the eight geographical areas is awarded to a managed care company doing business in Puerto Rico through a competitive bid process.  As of December 31, 2014, this program provided healthcare coverage to over 1.4 million people.  Mental health and drug abuse benefits are currently offered to Medicaid beneficiaries by behavioral healthcare companies and are therefore not part of the benefits covered by us.

This program is similar to the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state.  The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.

We currently serve all eight geographical regions on an ASO basis pursuant to an agreement that will expire on March 31, 2015.  Commencing on April 1, 2015, the Medicaid business will operate as a managed care organization model, under which the selected contractors will be at risk for the provision of the physical and behavioral health components.  On October 14, 2014, the Puerto Rico Health Insurance Administration (“ASES” by its Spanish acronym)  selected TSS to provide healthcare services in the Metro North and West regions with approximately 430,000 subscribers thousand.  See “Item 1.   Business Customers – Medicaid Sector”.  Our agreement with the government of Puerto Rico is subject to termination in the event of a non-compliance that is not corrected or cured to the satisfaction of the government entity overseeing Medicaid, or in the event that the government determines that there is an insufficiency of funds to finance the program.

Life Insurance

Our life insurance customers consist primarily of individuals, who hold approximately 554,000 policies.  We also insure approximately 1,650 groups.

Property and Casualty Insurance

Our property and casualty insurance segment targets small to medium size accounts with low to average exposures to catastrophic losses.  The auto physical damage and auto liability customer bases consist primarily of commercial accounts.  Personal business are primarily generated with sales of our personal package product, ProPack, that includes coverage for residences, personal property, and automobile.  Also, professional liability coverage is are offered with hospital and medical malpractice products.

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

We have been able to maintain relatively high retention rates, which is the percentage of existing business retained in the renewal process, in the corporate accounts sector of our managed care business.  For 2014 our corporate accounts retention factor was 92%.

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

Our core business is comprised of small and medium-sized accounts.  The volume of business is subject to attentive risk assessment and strict adherence to underwriting guidelines, combined with maintenance of competitive rates on above-par risks designed to maintain a relatively high retention ratio.  Underwriting strategies and practices are closely monitored by senior management and constantly updated based on market trends, risk assessment results and loss experience.  Commercial risks in particular are fully reviewed by our underwriters.

Quality Initiatives and Medical Management

We utilize a broad range of focused traditional cost containment and advanced care management processes across various product lines.  We continue to enhance our management strategies, which seek to control claims costs while striving to fulfill the needs of highly informed and demanding managed care consumers.  One of these strategies is the reinforcement of population and case management programs, which empower consumers by educating them and engaging them in actively maintaining or improving their own health.  Early identification of patients and inter-program referrals are the focus of these programs, which allow us to provide integrated services to our customers based on their specific conditions.  The population management programs include programs that target asthma, congestive heart failure, hypertension, diabetes, and a prenatal program that focuses on preventing prenatal complications and promoting adequate nutrition.  We developed a medication therapy management program aimed at plan members who are identified as having high drug utilization and unrelated diagnostics.  In addition, TSS has a contract with McKesson Health Solutions (“McKesson”) pursuant to which they provide to our members a 24-hour telephone-based triage program and health information services.  McKesson also provides utilization management services for our Medicare sector.  We intend to maximize utilization of population and case management programs among our insured populations.  Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as an employee assistance program and the promotion of evidence-based protocols and patient safety programs among our providers.  We also employ registered nurses and social workers to manage individual cases and coordinate healthcare services.  We have enhanced our hospital concurrent review program, the goal of which is to monitor the appropriateness of high admission rate diagnoses and unnecessary stays.  To expand the scope of the revision, we established a phone based review for low admissions hospitals, which freed resources to cover the biggest hospitals and allowed the onsite nurses to participate in the patient discharge planning, referral to programs, the quality of the services, including the occurrence of never events.  As part of the cost containment measures we have preauthorization services for certain procedures and the mandatory validation of member eligibility prior to accessing services.  In addition, we provide a variety of services and programs for the acute, chronic and complex populations.  These services and programs seek to enhance quality at physicians’ premises, thus reducing emergency care and hospitalizations.  We promote the use of a formulary for accessing medications, encouraging the use of generic drugs in the three-tier formulary, which offers three co-payment levels.

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

Federal regulations requiring that we begin using a new set of standardized diagnostic codes, known as ICD-10, were postponed to October 1, 2015.  This delayed some of the tasks and investments associated with this project, as well as required investment to implement the additional changes incorporated to existing software during the course of 2014-2015. The task of mapping ICD-9 codes to ICD-10 and uploading them to the system was completed in 2014, except for the ongoing maintenance which is to be done through October 2015.  In order to become ICD-10 compliant, in September 2013 TSS upgraded the versions of its core business applications that were previously implemented in the third quarter of 2012.  The cost of the core business application upgrade and ICD-10 compliance efforts was approximately $6.0 million.  Additional software and efforts have and are being invested in defining the mapping of current ICD-9 codes to ICD-10 in order to load that mapping in the recently-upgraded systems.  The Company believes that these additional efforts to comply with ICD-10 requirements will represent an additional investment of approximately $1.4 million.

Since our goal is to manage all Medicare enrollments in one core business application, we completed effective January 1, 2014, the migration of TSS’s Medicare products to the core business application currently in use in TSA.  We expect to manage the Medicaid enrollment in TSS’s legacy core system until to April 1, 2015, which is the date targeted to complete the migration of this line of business to TSS’s new core business application.

Provider Arrangements

Approximately 98% of member services are provided through one of our contracted provider networks and the remainder is provided by out-of-network providers.  Our relationships with managed care providers, physicians, hospitals, other facilities and ancillary managed care providers are guided by standards established by applicable regulatory authorities for network development, reimbursement and contract methodologies.  As of December 31, 2014, we had provider contracts with approximately 4,899 primary care physicians, 3,810 specialists and 61 hospitals.

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

We promote the use of electronic claims billing by our providers.  Approximately 91% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or rate at which a claim is approved for payment when first processed by our system without human intervention, for provider claims has averaged 88% and 85% in 2014 and 2013, respectively.

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

Hospitals.    We generally contract for hospital services to be paid on an all-inclusive per diem basis, which includes all services necessary during a hospital stay.  We also contract some hospital services to be paid on diagnosis-related groups which is an all-inclusive rate per admission.  Negotiated rates vary among hospitals based on the complexity of services provided.  We annually evaluate these rates and revise them, if appropriate.

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

Competitors in the managed care segment include national and local managed care plans.  At December 31, 2014 we had approximately 2,139,000 members enrolled in our managed care segment.  Our market share in terms of premiums written in Puerto Rico was estimated at approximately 29% for the nine-month period ended September 30, 2014.  We offer a variety of managed care products, and are the leader by market share in almost every sector, as measured by the share of premiums written.  Our main competitors are Medical Card Systems Inc., InnovaCare, Inc. (or MMM Healthcare & Preferred Medicare Choice), Humana, Inc. and First Medical Health Plan, Inc.

Life Insurance

We are one of the leading providers of life insurance products in Puerto Rico.  In 2013, we were the second largest life insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 12%.  We are the only life insurance company that distributes our products through home service.  However, we face competition in each of our product lines.  In the life insurance sector, excluding annuities, we were the largest company with a market share of approximately 20%, and our main competitors are Mass Mutual Financial Group, Cooperativa de Seguros de Vida de Puerto Rico and AXA Equitable Life.  In the cancer sector, we were the largest company with a market share of approximately 22%, and our main competitors are AFLAC and Trans Oceanic Life Insurance Company.

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

In the nine-month period ended September 30, 2014, we were the fourth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 8%.  Our nearest competitor in the property and casualty insurance market in Puerto Rico was American International Insurance Company of Puerto Rico.  The market leaders in the property and casualty insurance market in Puerto Rico were Cooperativa de Seguros Múltiples de Puerto Rico, Universal Insurance and MAPFRE Corporation Group.

Blue Cross and Blue Shield License

We have license agreements with BCBSA that permit us the exclusive use of the BCBS name and marks for the sale, marketing and administration of managed care plans and related services in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As parts of these licensing agreements, TSM and TSS are licensed to use the BCBS name and marks in Puerto Rico and the U.S. Virgin Islands.  Since January 1, 2013, TSA is licensed to use the name and marks of the BCBS on its Medicare Advantage products.  TSB is licensed to use the names and marks of the BCBS in Costa Rica, the British Virgin Islands and Anguilla.   We believe that the BCBS name and marks are valuable brands of our products and services in the marketplace.  The license agreements, which have a perpetual term (but which are subject to termination under circumstances described below), contain certain requirements and restrictions regarding our operations and our use of the BCBS name and marks.

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

Events which could result in termination of our license agreements include, but are not limited to:

•	failure to maintain our total adjusted capital at or above 200% of Health Risk-Based Capital (“HRBC”) Authorized Control Level (“ACL”) as defined by the National Association of Insurance Commissioners (“NAIC”) for the for Primary Licensee (TSM) and Larger BCBS Controlled Affiliate (TSS) and 100% HRBC ACL for the Smaller BCBS Controlled Affiliate (TSA);
•	failure to maintain liquidity of greater than one month of underwritten claims and administrative expenses, as defined by the BCBSA, for two consecutive quarters;
•	failure to satisfy state-mandated statutory net worth requirements;
•	impending financial insolvency; and
•	a change of control not otherwise approved by the BCBSA or a violation of the BCBSA voting and ownership limitations on our capital stock.

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

Pursuant to the rules and license standards of the BCBSA, TSM guarantees TSS and TSB contractual and financial obligations to their respective customers.  Also, TSS guarantees TSA’s contractual and financial obligations to their respective customers.  In addition, pursuant to the rules and license standards of the BCBSA, we have agreed to indemnify the BCBSA against any claims asserted against it resulting from our contractual and financial obligations.

Each license requires an annual fee to be paid to the BCBSA.  The fee is determined based on a per-contract charge from products using the BCBS name and marks.  The annual BCBSA fee for the year 2015 is $2,470,783.  During the years ended December 31, 2014 and 2013, we paid fees to the BCBSA in the amount of $2,200,062 and $2,126,165, respectively.  The BCBSA is a national trade association of 37 independent Primary Licensees (Plans), including TSM, the primary function of which is to promote and preserve the integrity of the BCBS name and marks, as well as to provide certain coordination other entities licensed by the BCBSA (the “Member Plans”).  Each Member Plan is an independent legal organization and is not responsible for obligations of other BCBSA Member Plans.  With a few limited exceptions, we have no right to market products and services using the BCBS name and marks outside our BCBS licensed territory.

BlueCard.    Under the rules and license standards of the BCBSA, other Member Plans must make available their provider networks to members of the BlueCard Program in a manner and scope as consistent as possible to what such member would be entitled to in his or her home region.  Specifically, a plan (located where a member receives the service (each, a “Host Plan”) must pass on discounts to BlueCard members from other Member Plans that are at least as great as the discounts that the providers give to the Host Plan’s local members.  The BCBSA requires us to pay fees to any Host Plan whose providers submit claims for health care services rendered to our members who receive care in their service area.  Similarly, we are paid fees for submitting claims and providing other services to members of other Member Plans who receive care in our service area.

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

Investments

Our investment portfolio consists mainly of investment grade fixed income and a smaller portion is held in equity securities. The investment portfolio is relatively conservative, diversified across and within asset classes, and has the following objectives, in order of importance: capital preservation, liquidity, income generation and capital appreciation.  The interest rate risk of both our investments and liabilities is regularly evaluated.

The investment portfolio is centrally managed by investment professionals and decisions are taken based on the guidelines and limitations described in the Statement of Investment Policy and Guidelines (“SIPG”) and the Puerto Rico Insurance Code.  The SIPG is established by the Investment and Financing Committee of our Board of Directors (the “Investment and Financing Committee”).  The Investment and Financing Committee establishes guidelines to ensure the SIPG is adhered to and any exception must be reported and approved by the Investment and Financing Committee. The investment management group is comprised of a vice president and treasurer, an investment analyst, and a treasury operations analyst.

For additional information on our investments, see “Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.”

Trademarks

We consider our trademarks Triple-S and SSS to be very important and material to all segments in which we are engaged.  All our trademarks which we consider important have been duly registered with the Department of State of Puerto Rico and the United States Patent and Trademark Office.  It is our policy to register all our important and material trademarks in order to protect our rights under applicable corporate and intellectual property laws.  In addition, we have the exclusive right to use the BCBS name and marks in Puerto Rico, Costa Rica and the U.S. Virgin Islands.  See ‘‘—Blue Cross and Blue Shield License’’.

Regulation

Our business operations are subject to comprehensive and detailed regulation in Puerto Rico, U.S. federal regulation as well as other regulation in the jurisdictions we conduct our business.  Supervisory agencies include the Puerto Rico Commissioner of Insurance (the “Commissioner of Insurance”), the Division of Banking and Insurance of the Office of the Lieutenant Governor of the U.S. Virgin Islands, the Health Department of the Commonwealth of Puerto Rico and ASES,  which administers Medicaid, including the Medicare dual-eligible beneficiaries program.  Federal regulatory agencies that oversee our operations include HHS—directly and through its Office of the Inspector General (“OIG”), its Office of Civil Rights (“OCR”) and CMS, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”), and OPM.  These government agencies have the right to:

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

The federal government and the government of Puerto Rico, including the Commissioner of Insurance, have adopted laws and regulations that govern our business activities in various ways.  These laws and regulations may restrict how we conduct our business and may result in additional burdens and costs to us.  Areas of governmental regulation include:

•	licensure;	•	transactions resulting in a change of control;
•	policy forms, including plan design and disclosures;	•	member rights and responsibilities;
•	premium rates and rating methodologies;	•	fraud and abuse;
•	underwriting rules and procedures;	•	sales and marketing activities;
•	benefit mandates;	•	quality assurance procedures;
•	eligibility requirements;	•	privacy of medical and other information and permitted disclosures;
•	security of electronically transmitted individually identifiable health information;	•	surcharges on payments to providers;
•	geographic service areas;	•	provider contract forms;
•	market conduct;	•	delegation of financial risk and other financial arrangements in rates paid to providers of care;
•	utilization review;	•	agent licensing;
•	payment of claims, including timeliness and accuracy of payment;	•	financial condition (including reserves);
•	special rules in contracts to administer government programs;	•	reinsurance;
•	transactions with affiliated entities;	•	issuance of new shares of capital stock;
•	limitations on the ability to pay dividends;	•	corporate governance;
•	rates of payment to providers of care;	•	permissible investments; and
•	rate review and approval;	•	guaranteed issue and renewability.

These laws and regulations are subject to amendments and changing interpretations in each jurisdiction.  Failure to comply with existing or future laws and regulations could materially and adversely affect our operations, financial condition and prospects.

Puerto Rico Insurance Laws

Our insurance subsidiaries are subject to the regulations and supervision of the Commissioner of Insurance.  The regulations and supervision of the Commissioner of Insurance consist primarily in the approval of certain policy forms, the standards of solvency that must be met and maintained by insurers and their agents, and the nature of and limitations on investments, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations and the form and content of reports of financial condition required to be filed, among others.  In general, such regulations are for the protection of policyholders rather than security holders.

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

On August 29, 2011, Puerto Rico enacted the Health Insurance Code, which aism to provide an additional regulatory framework applicable to health insurance and harmonize local provisions with recently approved federal legislation.  Additional chapters to the Health Insurance Code were enacted on August 23, 2012, and July 22, 2013, respectively, that contain general provisions, such as handling of prescription medicines, availability of health insurance for small and medium-sized companies, prohibition of discretionary clauses in insurance contracts, complaint procedures of health organizations, external reviews, quality improvement programs, utilization review, provider credentialing, among others.

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

Managed Care Provider Services

Participating managed care providers of the dual-eligible sector of the population, administered by ASES, are required to provide specific services to their subscribers.  Such services include access to a provider network that guarantees emergency and specialty services.  In addition, the Patient’s Solicitor Office (the “Solicitor”) is authorized to review and supervise the operations of entities contracted by the government of Puerto Rico to provide services to the dual-eligible sector of the population.  The Solicitor may investigate and adjudicate claims filed by Medicaid beneficiaries against the various service providers contracted by the government of Puerto Rico.  See “Business – Customers-Medicare Supplement and Medicare Advantage Sector” sections included in this Item for more information.

Capital and Reserve Requirements

Since 2009, local insurers and health organizations are required by the Insurance Code to submit to the Puerto Rico Commissioner of Insurance Risk Based Capital (“RBC”) reports following the NAIC RBC Model Act, and accordingly are subject to certain regulatory actions if their capital levels do not meet the 200% minimum specific risk based capital requirement.  In February 2010, Insurance Regulation No. 92 (“Rule 92”) issued by the Commissioner of Insurance, which establishes the guidelines to implement RBC requirements, went into effect.  Rule 92 provides for gradual compliance over a period of five years.

In addition, TSS is subject to the capital and surplus licensure requirements of the BCBSA.  The capital and surplus requirements of the BCBSA are also based on the RBC Model Act and are intended to assess capital adequacy taking into account the risk characteristics of an insurer’s investments and products.  The RBC Model Act sets forth the formula for calculating the risk-based capital requirements, which are designed to take into account various risks, including insurance risks, interest rate risks and other relevant risks, with respect to an individual insurance company’s business.

The RBC Model Act requires increasing degrees of regulatory oversight and intervention as an insurance company’s risk-based capital declines.  The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its risk-based capital to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control, in rehabilitation or liquidation proceeding.  The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital.  The ‘‘company action level’’ is triggered if a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its risk-based capital.  At the company action level, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position.  When a company’s adjusted capital is between 200% and 300% and it has a combined ratio greater than 105%, a “company action level” is triggered only if the Puerto Rico Commissioner of Insurance has implemented the health trend test.  As of December 31, 2014, the Commissioner of Insurance has not enacted the health trend test in its regulations.  The ‘‘regulatory action level’’ is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital.  At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.  The ‘‘authorized control level’’ is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.  The ‘‘mandatory control level’’ is triggered if a company’s total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority must place the company under its control.

As of December 31, 2014, our insurance subsidiaries met and exceeded the minimum capital requirements established by the Commissioner of Insurance and the BCBSA, as applicable.

In addition to its catastrophic reinsurance coverage, TSP is required by local regulatory authorities to establish and maintain a reserve supported by a trust fund (the “Trust”) to protect policyholders against their dual exposure to hurricanes and earthquakes.  The funds in the Trust are solely to be used to pay catastrophic losses whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance.  Contributions to the Trust, and accordingly additions to the reserve, are determined by a rate, imposed by the Commissioner of Insurance on the catastrophe premiums written in that year.  As of December 31, 2014 and 2013, we had $40.5 million and $40.1 million, respectively, invested in securities deposited in the Trust.  The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance and are therefore considered an addition to the reserve.  For additional details see note 17 of the audited consolidated financial statements.

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

Our ability to pay dividends is dependent on cash dividends from our subsidiaries.  Our insurance subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us.  In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing.  Please refer to “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restrictions on Certain Payments by the Corporation’s Subsidiaries”.

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

Medicare Generally

Medicare is the federal health insurance program created in 1965 for all people aged 65 and older (regardless of income or medical history), qualifying disabled persons, and persons suffering from end-stage renal disease.  Medicare is funded by the federal government and administered by CMS, with the day-to-day operations of the program (e.g., provider enrollment, claims payment) handled by private contractors under contract with CMS.  There are approximately 54 million Medicare beneficiaries.

Medicare is divided into 4 distinct parts:

•	Part A covers, among other things, inpatient hospital stays, skilled nursing facility stays, home health visits (also covered under Part B), and hospice care.
•	Part B covers physician visits, outpatient services, laboratory services, durable medical equipment, certain preventive services, and home health visits. Enrollment in Part B is voluntary and subject to an annual deductible.
•	Part C, also known as Medicare Advantage, allows beneficiaries to enroll in private health plans and receive Medicare-covered benefits. Currently, about 15 million Medicare beneficiaries are enrolled in the United States in a Medicare Advantage plan. Under the Health Care and Education Reconciliation Act of 2010, on March 30, 2010 (collectively, Pub. L. No. 111-148, and referred to herein as “ACA”), payments to Medicare Advantage plans are generally being reduced over time, and bonus payments are available to certain plans based on quality ratings. Medicare Advantage plans are required to maintain a medical loss ratio (“MLR”) of at least 85%, meaning, very basically, that if Medicare Advantage plans do not spend at least 85% of their revenue on patient care costs, may face various sanctions, including refunds, prohibition on enrolling new members, and contract termination. The Part C premium varies by plan.
•	Part D is the voluntary, subsidized outpatient prescription drug benefit created under the Medicare Modernization Act of 2003 (the “MMA”) Part D includes subsidies for beneficiaries with low incomes that do not apply to Puerto Rico. Part D is offered through private plans that contract with Medicare, including stand-alone prescription drug plans and Medicare Advantage prescription drug plans. Part D plans are also subject to MLR requirements and their premium varies by plan.

There also exist Medicare supplement plans, commonly known as “Medigap”, to fill the gaps in traditional fee-for-service Medicare Part A and B coverage.  These Medigap policies are standardized by CMS, but funded and administered by private organizations.

Since the 1980’s, as an alternative to the traditional fee-for-service Medicare program, Medicare has also offered Medicare managed care benefits provided though contracted private health plans,, currently known as Medicare Advantage plans.  Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members.  Beginning in 1997, CMS gradually phased in a risk adjustment payment methodology that based its monthly premium payments to plans on various clinical and demographic factors.  Beginning in 2003, Congress introduced a Medicare managed care approach, which itself has subsequently undergone several changes, and beginning in 2006, Congress introduced the Medicare Part D program, which offered a voluntary outpatient prescription drug benefit to fee-for-service as well as Medicare Advantage beneficiaries.

Among other things, the ACA mandated several changes, implemented by CMS, to the Medicare Advantage and Medicare Part D programs, including strengthening CMS’ ability to remove poor performers from the Medicare Advantage and Part D programs beginning in 2015.  Beginning with Medicare contract year 2015, CMS has the authority to terminate its contract with any Medicare Advantage or Part D plan for substantial contract non-compliance, or refuse to renew such plan, if the plan fails to achieve an overall Star Rating of three stars (out of five) for any consecutive three (3) year period.  Although CMS has issued annual Star Ratings for Part D plans since 2007 and for Medicare Advantage plans since 2008, CMS uses Star Ratings issued for Medicare contract years 2013 and beyond in implementing this provision. However, in September 2014, CMS announced that it would not exercise its authority to terminate low performing Medicare Advantage and Part D plans for contract year 2015, but stated its intention to begin to exercise such authority for contract year 2016. CMS issues Star Ratings on a prospective basis, typically in the fall preceding the contract year.  CMS has the authority to use the lower Star Ratings as a means to invoke its existing authority under Section 1857(c)(2) of the Social Security Act to terminate a contract when CMS determines that the Medicare Advantage or Part D plan has failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage or Part D program.

Payments to Medicare Advantage Participating Plans

Since 2006, Medicare has used a bidding system by which plans submit bids based on costs per enrollee for Part A and Part B covered services.  Medicare also pays plans for providing prescription drug benefits under Part D.   Bids are based on estimated costs per enrollee for the Medicare-covered services.  The bids are then analyzed against a benchmark established by federal statute, and which vary by county or region.  A Medicare Advantage plan’s actual payment rate is based on a complex statutory formula that takes into account a number of factors, including the relationship between the plan’s bid and the applicable benchmark. When a bid is higher than the benchmark, enrollees generally pay the difference (through an additional premium) between the benchmark and the bid, in addition to any other Medicare premiums.  If the bid is lower than the benchmark, the plan and Medicare generally share the difference, and the plan must use its share (known as a “rebate”) to provide additional benefits to enrollees.

In addition, under the ACA, Medicare Advantage plan payment rates are subject to transitionally phased-in reductions intended to bring Medicare Advantage rates more in line with Medicare fee-for-service rates. These reductions are being phased in between 2012 and 2017. CMS generally will rebate a portion of the amount by which the benchmark amount exceeded the accepted bid for certain plans. For plans achieving star rating of at least 3.5 stars, the portion of the savings retained by the plan is higher.  For plans achieving star ratings of at least 4 stars, the starting benchmark amount from which the savings is computed is also higher (a “quality bonus”).  Medicare’s three year Quality Bonus Payment Demonstration, under which quality bonuses for some plans were higher than required by the ACA, and under which CMS would also rebate a quality bonus to certain plans achieving star ratings of 3.0 or 3.5 stars, ended in 2014. Rebates will be reduced for all plans, but plans with higher quality ratings will keep a larger proportion of the rebate.

Budget Control Act

On August 2, 2011, the Budget Control Act of 2011 was enacted to reduce the deficit and avoid default on the national debt.  When a joint committee of Congress established to develop debt reduction legislation failed to cut at least $1.5 trillion over the coming 10 years, an automatic process of across-the-board cuts (“sequestration”) split equally between defense and non-defense programs was triggered.  Under the sequestration, automatic spending cuts became effective beginning April 1, 2013, and these cuts have been extended through at least 2024 unless additional Congressional action is taken.  This resulted in cuts of 2% to Medicare funding.  Medicaid programs are not subject to automatic spending cuts.

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

Medicaid is jointly funded by the federal government and the states with the federal government paying states for a specified percentage of program expenditures known as the Federal Medical Assistance Percentage (“FMAP”). The FMAP varies by state based on factors such as per capita income.  The FMAP for Puerto Rico is 55%. FMAPs are adjusted based on a 3 year cycle.  Generally, during economic recessions such as the one that began in 2008, state revenues fall while Medicaid enrollment and spending rise.  To help alleviate the shortfall, the federal government temporarily increased its share of Medicaid costs through the American Recovery and Reinvestment Act of 2009.  However, that temporary fix ended in 2012, and while many states have enacted cost containment initiatives to help control costs, states continue to wrestle with falling revenue while Medicaid enrollment and spending increase.

The ACA expands Medicaid to an eligibility floor of 138% of the federal poverty level (“FPL”) beginning in 2014.  A 2012 U.S. Supreme Court decision regarding health care reform limited the federal government’s ability to enforce Medicaid expansion—meaning that the issue of Medicaid expansion is effectively left to each individual state.  A majority of the states and certain territories (including Puerto Rico) have opted to expand their Medicaid programs.

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

Additionally, ACA created the Medicare-Medicaid Coordination Office to better integrate Medicare and Medicaid benefits and improve coordination between federal and state governments, which has, among other things implemented initiatives such as demonstration projects and limited coordinated care contracts, intended to improve quality and lower costs with respect to dual eligible beneficiaries. Under authority of the ACA, a number of states (not including Puerto Rico) have been awarded contracts to support the design of demonstration projects that aim to improve the coordination of care for people with Medicare and Medicaid coverage.

Special Needs Plans

Special Needs Plans are intended to address Medicare beneficiaries with special care needs, particularly those with chronic conditions.  In addition, the ACA created Fully Integrated Dual Eligible (FIDE) special needs plans, designed to promote the full integration and coordination of Medicare and Medicaid benefits for dual eligible beneficiaries by a single managed care organization, Essentially, Medicare Advantage Special Needs Plans (“SNPs”) are a type of Medicare Advantage Plan for people with certain chronic diseases and conditions or who have specialized needs (such as people who have both Medicare and Medicaid or people who live in certain institutions).  Medicare SNPs limit membership to people with specific diseases or characteristics, and tailor their benefits, provider choices, and drug formularies (list of covered drugs) to best meet the specific needs of the groups they serve.

Sales and Marketing.    Our sales and marketing activities are closely regulated by CMS, ASES, the Office of the Commissioner of Insurance and the Solicitor.  CMS regulations in this area preempt local law.

Fraud and Abuse Laws.    Insurance providers in Puerto Rico are subject to local and federal laws that prohibit fraud and abuse, and are required to have anti-fraud units in place.  In addition, entities, such as TSS and TSA, that receive federal funds from government health care programs, such as Medicare and Medicaid, are subject to a wide variety of federal fraud and abuse laws and enforcement activities.  Such laws include the federal anti-kickback laws and the False Claims Act.

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

Federal False Claims Act.    Federal regulations also strictly prohibit the presentation of false claims or the submission of false information to the federal government.  Under the federal False Claims Act, any person or entity that has knowingly presented or caused to be presented a false or fraudulent request for payment from the federal government or who has made a false statement or used a false record in the submission of a claim may be subject to treble damages and penalties of up to $11 thousand per claim.  The federal government has taken the position that claims presented in relationships that violate the federal anti-kickback statute may also be considered to be violations of the federal False Claims Act.  Furthermore, the federal False Claims Act permits private citizen “whistleblowers” to bring actions on behalf of the federal government for violations of the Act and to share in the settlement or judgment that may result from the lawsuit.  Financial recoveries from civil health care matters brought under the False Claims Act are significant.

HIPAA, HITECH, and Gramm-Leach-Bliley Act

Health care entities, such as TSS and TSA, are subject to laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the Gramm-Leach-Bliley Act, that require the protection of certain health and other information.  HIPAA authorizes HHS to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable health information.  The regulations pursuant to the HIPAA Administrative Simplification provisions and HITECH impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors.  These requirements apply to self-funded group plans, health insurers and HMOs, health care clearinghouses and health care providers who transmit health information electronically (collectively, “covered entities”) and their business associates that access, maintain, create, and/or receive individually identifiable health information (collectively “business associates”).  These regulations also establish significant criminal penalties and civil sanctions for non-compliance.

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

HHS has released rules mandating the use of standard formats in electronic health care transactions (for example, health care claims submission and payment, plan eligibility, precertification, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules mandating the use of standardized code sets and unique identifiers for employers and providers.  Our managed care subsidiary believes that it is in material compliance with these requirements.  In addition,  the federal government will require that healthcare organizations, including health insurers, upgrade to updated and expanded standardized code sets used for describing health conditions by converting from the ICD-9 diagnosis and procedure code set to the ICD-10 diagnosis and procedure code set.  Our managed care subsidiaries initiated projects to comply with the ICD-10 capabilities by the original October 1, 2012 compliance deadline, which has required a substantial investment.  The Protecting Access to Medicare Act of 2014 requires us to begin using ICD-10 by October 1, 2015.

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

Federal Initiatives

On March 23, 2010, the federal health reform legislation, known as the Patient Protection and Affordable Care Act was enacted.  The Patient Protection and Affordable Care Act amended ACA, including certain mandates, many of which nave been previously implemented, as well as other requirements that are to be implemented over the next several years.  Most of the provisions of ACA with more significant effects on the health insurance marketplace went into effect on January 1, 2014, including a requirement that insurers guarantee the issuance of coverage to all individuals regardless of health status, strict rules on how health insurance is rated, and the assessment of new taxes and fees (including annual fees on health insurance companies).  Altough on July 16, 2014, HHS notified the Commissioner of Insurance of Puerto Rico that the guarantee issue, community rating, single risk pool, rate review, MLR, and essential health benefits provisions under the ACA do not apply to U.S. territories, the Health Insurance Code of Puerto Rico was amended on July 22, 2013 to enact similar provisions in Puerto Rico. Many aspects of ACA will be further articulated and clarified through regulation and guidance.  ACA affects all aspects of the health care delivery and reimbursement system in the United States, including health insurers, managed care organizations, healthcare providers, employers, and U.S. states and territories.

The continued implementation of ACA could have a material adverse effect on the profitability or marketability of our business, financial condition and results of operations.  Various federal agencies, including, but not limited to, HHS, DOL, and the U.S. Department of the Treasury are issuing regulations in several phases implementing specific ACA provisions.  CMS recently issued a Final Rule that implements certain ACA provisions that effect provider and supplier participation and enrollment in federal and state health payor programs. We continue to evaluate the effect of this Final Rule on our business.  As a result of the complexity of ACA, its impacts on health care in the United States and the continuing modification and interpretation of Health Care Reform’s rules, we cannot currently estimate the ultimate impact of Health Care Reform on our business, cash flows, financial condition and results of operations.  Additionally, federal agencies have issued Requests for Information and Interim Final Regulations implementing certain other ACA provisions, and new litigation attempting to invalidate certain provisions of the ACA is currently pending before the U.S. Supreme Court, that could affect our business.  Final regulations and guidance are anticipated in the near future and we will continue to assess ACA’s impact on us as final regulations and guidance are issued.

Some of the more significant ACA issues that currently affect our managed care business, or may in the future, include:

•	Provisions requiring greater access to coverage for certain uninsured and under-insured populations and the elimination of certain underwriting practices without adequate funding to health plans or with negative financial levies on health plans such as restrictions in the ability to charge additional premium for additional risk. These include, among others, (i) extending dependent coverage for unmarried individuals until age 26 under their parents’ health coverage, (ii) limiting a health plan’s ability to rescind coverage and restricting the plan’s ability to establish annual and lifetime financial caps, (iii) eliminating the use of gender as a ratings factor, and (iv) limiting a health plan’s ability to deny or limit coverage on grounds of a person’s pre-existing medical condition;
•	Provisions restricting medical loss ratios and requiring premium refunds for non-compliance;
•	Provisions requiring health plans to report to their members and HHS certain quality performance measures and their wellness promotion activities;
•	Provisions that reduce premium payments to Medicare Advantage health plans and that tie such premium to the local Medicare fee for service costs. The adjustment began in 2012 and is being phased in over 5 to 7 years;
•	Provisions that tie Medicare Advantage premiums to achievement of certain quality performance measures;
•	Other efforts or specific legislative changes to the Medicare and Medicaid programs, including changes in the bidding process, authority of CMS to deny bids, or other means of materially reducing premiums such as through further adjustments to the risk adjustment methodology;
•	Increased federal funding to the Medicaid program, available for years 2014 – 2019;
•	Funding provided to the government of Puerto Rico to enable it to fund the expansion of its Medicaid program, rather than establish a health insurance exchange;
•	Increased government funding to enforcement agencies and/or changes in interpretation or application of fraud and abuse laws;

•	Expanded scope of authority and/or funding to audit Medicare Advantage health plans and recoup premiums or other funds by the government or its representatives; and

The increase in persons eligible for coverage under the Medicaid program in Puerto Rico, which may result in some persons currently insured by us in our commercial programs becoming eligible for, and thus moving to, the Medicaid program.

On June 28, 2012, the U.S. Supreme Court upheld most of the ACA.  The Court upheld the individual mandate, the single most controversial and essential provision of the ACA which requires individuals (absent certain exceptions) to be covered by insurance by 2014.  The Supreme Court also upheld, but limited, the Medicaid expansion provision of the ACA by holding that if a state declines to participate in the expansion, it cannot constitutionally be deprived of the federal Medicaid funding that it had previously received. As noted above, the ACA is currently subject to a separate challenge before the U.S. Supreme Court, and the outcome of that case could significantly impact the ACA implementation.

The ACA mandates significant changes to the rules regarding private health insurance to facilitate competition for market efficiency, promote prevention and wellness, increase pooling of risk, and prohibit discrimination for pre-existing conditions and/or health statues.  For example, HHS has issued rules specifically related to health insurance market reforms, essential benefits, and standards for wellness programs by employers who sponsor group health plans.  The market reform rules concerns the sale, pricing, and renewability of health insurance.  These rules apply to the individual and small group health insurance markets (whether or not in the health insurance exchanges).  The rules do not generally apply to grandfathered health plans.  The essential benefits rule establishes the standards for covered benefits under private health insurance coverage.  Under the rule, states have the ability to select a benchmark plan from ten popular private health plans.  Popularity is based on enrollment figures for the plans.  Should a state not select a plan, the default becomes the largest small group health plan.  A covered benefit under the benchmark plan will be considered an essential health benefit.  The Government of Puerto Rico selected one of our Medicare Advantage products, supplemented with additional benefits currently provided under the federal employee health plan, as the benchmark plan.  Under the ACA, health plans that are not grandfathered in the individual and small group market are required to cover essential health benefits.  While essential benefits are not specifically defined, the ACA outlines 10 categories of benefits that are required to be covered by plans, including: a) emergency services; b) ambulatory patient services; c) hospitalization; and d) preventive and wellness services and chronic disease management.  The wellness rule amends an earlier regulation regarding the design and implementation of wellness programs offered by employers in group health plans.  See Part I, Item 1A “Risk Factors―The health care reform law and the implementation of the law could have a material effect on our business, financial condition, cash flows, or results of operations” for more information.

Financial Information About Segments

Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in note 27 to the audited consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.

Employees

As of December 31, 2014, we had approximately 3,367 full-time employees and 303 temporary employees.  TSS has a collective bargaining agreement with the “Unión General de Trabajadores”, which represents approximately 42% of one of our managed care subsidiaries’ approximately 1,251 regular employees.  The collective bargaining agreement expires on July 31, 2016.  The Corporation considers its relations with employees to be good.

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

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and the documents we incorporated by reference in this report contains forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are statements that include information about possible or assumed future sales, results of operations, developments, regulatory approvals or other circumstances and may be found in the Items of this Annual Report on Form 10-K entitled “Item 1.   Business”, “Item 1A.   Risk Factors”, “Item 7   Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K.  Statements that use the terms ‘‘believe’’, ‘‘expect’’, ‘‘plan’’, ‘‘intend’’, ‘‘estimate’’, ‘‘anticipate’’, ‘‘project’’, ‘‘may’’, ‘‘will’’, ‘‘shall’’, ‘‘should’’ and similar expressions, whether in the positive or negative, are intended to identify forward-looking statements.

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

In addition, we operate in a highly competitive, constantly changing environment that is significantly influenced by very large organizations that have resulted from business combinations, aggressive marketing and pricing practices of competitors and regulatory oversight.  The following list is a summary of factors, the results of which, either individually or in combination, if markedly different from our planning assumptions, could cause our business results of operations, financial condition, cash flow, or prospect, to be materially adversely affected from those expressed in any forward-looking statements contained in this Annual Report on Form 10-K:

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

Notwithstanding the fact that TSS and its predecessor, SSS, were never in a position to issue new shares to providers as contemplated by the share acquisition agreements because shareholder approval for such issuance was never obtained, and the fact that SSS on several occasions in the 1990s offered providers the opportunity to purchase shares of its treasury stock and such offers were accepted by very few providers, providers who entered into share acquisition agreements may claim that the share acquisition agreements entitled them to acquire our or TSS’s shares at a subscription price equivalent to that provided for in the share acquisition agreements.  SSS entered into share acquisition agreements with approximately 3,000 providers, the substantial majority of whom never came to own shares of SSS.  Such share acquisition agreements provide for the purchase and sale of approximately 15,000 shares of SSS.  If we or TSS were required to issue a significant number of shares in respect of these agreements, the interest of our existing shareholders would be substantially diluted.  As of the date of this Annual Report on Form 10-K, only one judicial claim to enforce any of these agreements has been brought against the Company.  The case was settled by the parties and, on August 2013, dismissed by the court with prejudice. Additionally, we have received several inquiries with respect to share acquisition agreements.  Those agreements do not include anti-dilution protections and we do not believe that the amounts of any claims under the agreements with SSS should be multiplied to reflect the 3,000-for-one stock split effected by us on May 1, 2007.  We cannot provide assurances, however, that claimants will not successfully seek to increase the size of their claims by reference to the stock split.

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

For much of our history, we and our predecessor entity have restricted the ownership or transferability of our shares, including by reserving to us or our predecessor a right of first refusal with respect to share transfers and by limiting ownership of such shares to physicians and dentists.  In addition, we and our predecessor, consistent with the requirements of our and our predecessor’s bylaws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders.  Nonetheless, former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“non-medical heirs”), may claim an entitlement to our shares or to damages with respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions.  Our records indicate that there may be as many as approximately 450 former shareholders whose non-medical heirs may claim to have inherited up to 10,500,000 shares after giving effect to the 3,000-for-one stock split.  As of the date of this Annual Report on Form 10-K, we are defending various judicial claims by non-medical heirs of former shareholders whose shares were repurchased upon their death seeking the return of or compensation.  See “Item 3. Legal Proceedings – Claims by Heirs of Former Shareholders”.  In addition, from time to time, we receive inquiries from non-medical heirs with respect to shares we had redeemed.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class B common stock to decline.  Either of these limits our future ability to raise capital through an offering of equity securities. As of December 31, 2014 there were 24,654,497 shares of Class B common stock and 2,377,689 shares of Class A common stock.  Our Class A common stock is no longer subject to contractual lockup; thus, such shares are freely tradable without restriction or further registration under the Securities Act by persons other than our ‘‘affiliates’’ within the meaning of Rule 144 under the Securities Act, although such shares will continue not to be listed on the NYSE and will not be fungible with our listed shares of Class B common stock.  All or any portion of our shares of Class A common stock may at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted to shares of Class B common stock.

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

A substantial portion of our managed care revenue is generated by premiums consisting of monthly payments per member that are established by contracts with our commercial customers or CMS (for our Medicare Advantage plans), all of which are typically renewable on an annual basis.  If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity in the case of the Medicare Advantage products, we will be unable to increase the premiums we receive under these contracts during the then-current terms.  As a result, our profitability in any year depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of managed care services through underwriting criteria, medical management, product design and negotiation of favorable provider contracts with hospitals, physicians and other health care providers.  The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs.  Government-imposed limitations on Medicare reimbursement have also caused the private sector to bear a greater share of increasing health care costs.  Also, we have in the past and may in the future enter into new lines of business in which it may be difficult to estimate anticipated costs.  Numerous factors affecting the cost of managed care, including changes in health care practices, inflation, new technologies such as genetic laboratory screening for diseases including breast cancer, electronic recordkeeping, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment including the implementation of ACA, may adversely affect our ability to predict and manage managed care costs, as well as our business, financial condition and results of operations.

Our inability to implement increases in premium rates on a timely basis may adversely affect our business and profitability.

In addition to the challenge of managing managed care costs, we face pressure to contain premium rates.  Our customers may move to a competitor at policy renewal to obtain more favorable premiums.  Also, the Office of the Commissioner of Insurance may disapprove proposed rate increases in the individual and small business markets.  Future Medicare premium rate levels may be affected by continuing government efforts to contain medical expense or other budgetary constraints. CMS has recently announced projected Medicare Advantage plan rates for contract year 2016, which would, if implemented, functionally reduce the overall payments to our Medicare Advantage plans, largely due to the continued transitional phase-in required under the ACA to align Medicare Advantage benchmarks with the traditional fee-for-service Medicare. Continued changes in the Medicare Advantage program, including with respect to funding, which cuts are expected to continue to be phased in through 2017, may lead to continued reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare.  A limitation on our ability to increase or maintain our premium levels could materially adversely affect our business, financial condition and results of operations.

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

Our profitability is dependent upon our ability to contract on favorable terms with hospitals, physicians and other managed care providers. We face heavy competition from other managed care plans to enter into contracts with hospitals, physicians and other providers in our provider networks. Consolidation in our industry, both on the provider side and on the managed care side, only exacerbates this competition. In recent years some groups of providers have been pressing for legislation that would allow them to collectively negotiate certain contract terms through cooperatives.  Although such legislation has not been passed, the Public Corporation for the Supervision and Insurance of Cooperatives in Puerto Rico has adopted rules that allow certain providers to negotiate collectively service fees through cooperatives, on a voluntary basis, with insurance companies and healthcare organizations.  To the extent collective negotiations with providers become mandatory or we otherwise are required to enter into collective negotiations with providers, we expect that maintaining or securing new cost-effective managed care provider contracts would become more difficult, which could result in a loss in membership or higher medical costs and could adversely affect our business.

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

We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.

Our managed care business participates in government contracts that generate a significant amount of our consolidated operating revenues, including:

•	Medicare: We provide services through our Medicare Advantage products pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is cancellable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if the process for bidding materially changes or if any of these contracts are terminated, our business could be materially impaired. During each of the years ended December 31, 2014, 2013 and 2012, contracts with CMS represented 47.6%, 47.0% and 47.6% of our consolidated premiums earned, net, respectively, and -5.5%, 52.5% and 5.0% of our consolidated operating income, respectively.
•
Commercial:    One of our managed care subsidiaries is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico.  Such coverage is provided pursuant to a contract with the OPM that is subject to termination in the event of noncompliance not corrected to the satisfaction of the OPM.  During each of the years ended December 31, 2014, 2013 and 2012 premiums generated under this contract represented 7.2%, 7.0% and 6.4% of our consolidated premiums earned, net, respectively.  The operating income generated under this contract represented 2.2%, 2.6% and 1.6% of our consolidated operating income during the years ended December 31, 2014, 2013 and 2012, respectively. Under the commercial business, we also provide health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans represented 5.8%, 6.4% and 7.5% of our consolidated premiums earned, net, respectively.

•	Medicaid: We participate in the government of Puerto Rico Health Reform Program (similar to Medicaid) to provide health coverage to medically indigent citizens in Puerto Rico. Under the current agreement, TSS is a third party administrator responsible for the provision of administrative services to subscribers in all service regions which currently services approximately 1,420,000 members. The administrative services we provide under the current agreement include case, disease and utilization management, network management and credentialing, enrollment and enrollee services and claims administration, among others. Our current contract for the Medicaid business is subject to termination in the event of any non-compliance by TSS that is not corrected or cured to the satisfaction of ASES, the government entity overseeing this program, or on 90 days’ prior written notice in the event that ASES determines that there is an insufficiency of funds to finance the program.

ASES executed an agreement with TSS, dated January 21, 2015 (the “2015 Contract”), for the offering of health care services for the Medicaid subscribers in the Metro North and West regions of the government of Puerto Rico’s health insurance program (the “Service Regions”), which we believe includes approximately 430,000 subscribers.  Under the terms of the 2015 Contract, TSS is responsible for providing of medical, mental, pharmacy and dental healthcare services to Medicaid subscribers in the Service Regions on an at-risk basis, commencing April 1, 2015 and continuing until June 30, 2017.

 Under the 2015 Contract, and as a result of a separate letter agreement signed on January 14, 2015 to reflect an adjustment in co-payments (the “Letter Agreement”), ASES will pay TSS a revised rate per member per month of $174.16 for the Metro North Region and $140.61 for the West Region. The 2015 Contract also provides for the payment of civil monetary penalties or liquidated damages by TSS to the extent it does not meet its obligations, which damages vary in amount depending on the nature of TSS’s default. In lieu of imposing any liquidated damages, penalties or sanctions against TSS, ASES may withhold an amount not to exceed 10% of the per member per month payment for certain limited events of non-compliance, until such event is cured. Moreover, the 2015 Contract contains representations and warranties and indemnity, termination and default provisions customary for these types of transactions with the Government of Puerto Rico. Also, the 2015 Contract contains certain termination rights for both TSS and ASES, including ASES’s right to terminate the 2015 Contract as a result of insufficient government funds to pay ASES’s obligations under the 2015 Contract. For the years ended December 31, 2014, 2013 and 2012, operating income generated under our current agreement represented 37.1%, 32.5% and 45.8% of our consolidated operating income, respectively.

If any of these contracts is terminated for any reason, including by reason of any noncompliance by us, or not renewed or replaced by a comparable contract, our consolidated premiums and profitability earned could be materially adversely affected.  See “—Risks Relating to the Regulation of our Industry—As a Medicare Advantage program participant, we are subject to complex regulations.   If we fail to comply with these regulations, we may  be exposed to criminal sanctions and significant civil penalties, and our Medicare Advantage contracts may be terminated or  our  operations may  be required to  change in  a manner  that has a material impact on our business” and “—Risks Relating to the Regulation of our Industry—  If we fail to comply with our corrective action plans with CMS and ASES regarding our provider credentialing and re-credentialing procedures, we may be subject to CMS compliance actions and ASES sanctions, ranging in each case from monetary penalties to contract termination” for more information on the risk of termination of our contracts.  In addition, if the liquidity of the Government of Puerto Rico, its agencies, municipalities and public corporations becomes significantly affected by the recent downgrades by the rating agencies or as a result of the inability to raise funding in the market or generate enough revenues, we may face credit losses in our premium and fees receivable from these and other government related entities, which could be significant.

Local government administration may implement a new regional pilot program in an effort to increase access to healthcare through the addition of new beneficiaries of the Health Reform Program, and the creation of a standard basic coverage aimed to promote the use of preventive health services and organ transplant benefits.

The Government of Puerto Rico has announced its intention to request CMS approval to begin a pilot program in an effort to bring universal healthcare coverage to Puerto Rico.  As of the date of this Annual Report on Form 10-K, the details of this pilot program have not been detailed.  However, the Department of Health of Puerto Rico has indicated its intention to implement this program during 2015.  This new initiative may impact utilization of health care services and the medical loss ratio.  As of the date of this Annual report on Form 10-K, there is uncertainty on how this initiative, if approved by CMS, will be implemented and its  likelihood of success.  Also, unfavorable changes in the number of beneficiaries under the program design of the standard basic coverage could have a material adverse effect on our business, financial condition and results of operations.

A change in our managed care commercial product mix may impact our profitability.

Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than ASO products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements.  There has been a trend in recent years among our Commercial customers of moving from fully-insured plans to ASO, or self-funded arrangements.  As of December 31, 2014 and 2013, 68% of our managed care commercial customers had fully insured arrangements and 32% had ASO arrangements.  Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.

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

Upon termination of a license agreement, the BCBSA would impose a “Re-establishment Fee” upon us, which would allow the BCBSA to “re-establish” a BCBSA presence in the vacated service area with another managed care company.  The fee is currently $98.33 per licensed enrollee.  If the re-establishment fee were applied to our total BCBS enrollees as of December 31, 2014, we would be assessed approximately $210.4 million by the BCBSA.

See “Item 1.   Business―Blue Cross and Blue Shield License” for more information.

Our ability to manage our exposure to underwriting risks in our life insurance and property and casualty insurance businesses depends on the availability and cost of reinsurance coverage.

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company.  We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity.  In the year ended December 31, 2014, 36.9%, or $52.1 million, of the premiums written in the property and casualty insurance segment and 5.8%, or $5.5 million, of the premiums written in the life insurance segment were ceded to reinsurers.  In the year ended December 31, 2013, 37.9%, or $57.6 million, of the premiums written in the property and casualty insurance segment and 6.3%, or $8.7 million, of the premiums written in the life insurance segment were ceded to reinsurers.  The premiums ceded and the availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time.  Any decrease in the amount of our reinsurance coverage will increase our risk of loss.  We may be unable to maintain our desired reinsurance coverage or obtain other reinsurance coverage in adequate amounts and at favorable rates.  If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.

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

Ratings assigned by A.M. Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico.  In 2014, A.M. Best maintained our property and casualty insurance subsidiary’s rating of “A-” (the fourth highest of A.M. Best’s 16 financial strength ratings) with a stable outlook.  A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors.  Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers.  A.M. Best reviews its ratings periodically and we may not be able to maintain our current ratings in the future.  A downgrade of our property and casualty subsidiary’s rating could severely limit or prevent us from writing desirable property business or from renewing our existing business.  The lines of business that property and casualty subsidiary writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings.

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

We are a holding company whose assets include, among other things, all of the outstanding shares of common stock of our subsidiaries, including our regulated insurance subsidiaries.  We principally rely on rental income and dividends from our subsidiaries to fund our debt service, dividend payments and operating expenses, although our subsidiaries may not declare dividends every year.  We also benefit to a lesser extent from income on our investment portfolio.

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

We are expanding our business operations outside of Puerto Rico and the United States.

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

We have exposure to market risk and credit risk in our investment activities.  The fair values of our investments vary from time to time depending on economic and market conditions.  Fixed maturity securities expose us to interest rate risk as well as credit risk.  Equity securities expose us to equity price risk.  Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions.  These and other factors also affect the equity securities owned by us.  The outlook of our investment portfolio depends on the future direction of interest rates, fluctuations in the equity markets and the amount of cash flows available for investment.  For additional information, see “Item 7A.   Quantitative and Qualitative Disclosures About Market Risk” for an analysis of our exposure to interest and equity price risks and the procedures in place to manage these risks.  Our investment portfolios may lose money in future periods, which could have a material adverse effect on our financial condition.

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

As an insurer, we have a substantial investment portfolio that is comprised particularly of debt securities of issuers located in the U.S.  As a result, the income we earn from our investment portfolio is largely driven by the level of interest rates in the U.S. financial markets, volatility, uncertainty and/or disruptions in the global capital markets, particularly the U.S. credit markets, and governments’ monetary policy.  Theses factors can significantly and adversely affect the value of our investment portfolio, our profitability and/or our financial position by:

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

During the years ended December 31, 2014 and 2013, there were $1.2 million and $1.0 million, respectively, of realized losses associated with other-than-temporary impairments.  During the year ended December 31, 2012, there were no realized losses associated with other-than-temporary impairments.

The gross unrealized losses of our available-for-sale and held-to-maturity securities were $0.3 million and $11.8 million at December 31, 2014 and 2013, respectively.  The gross unrealized gains of our available-for-sale and held-to-maturity securities were $117.9 million and $88.8 million at December 31, 2014 and 2013, respectively.  Given current market conditions, there is a continuing risk that declines in fair value may occur and material realized losses from sales or other-than-temporary impairments may be recorded in future periods.

We believe our cash balances, investment securities, operating cash flows, and funds available under credit agreement, taken together, provide adequate resources to fund ongoing operating and regulatory requirements.  However, continuing adverse securities and credit market conditions could significantly affect the availability of credit.

Our business is geographically concentrated in Puerto Rico and weakness in the economy and the the fiscal health of the government has adversely impacted and may continue to adversely impact us.

We are exposed to geographical risk because our principal lines of business are concentrated in Puerto Rico.  We are also exposed to government risk due to our contract with ASES in connection with the government health plan.

Puerto Rico’s gross national product contracted in real terms in every year between fiscal year 2007 and fiscal year 2011 (inclusive), and grew by 0.9% (revised figures) and 0.3% (preliminary) in fiscal years 2012 and 2013.  Puerto Rico’s fiscal year begins on July 1 and ends on June 30 of the following year.  According to the Planning Board, for fiscal years 2014 and 2015, gross national product is projected to increase by only 0.1% and 0.2%.   However, the monthly economic indicators for fiscal year 2014 indicate that the final gross national product figures for fiscal year 2014 may be lower than the last projection presented by the Planning Board.  This persistent contraction or minimal growth has had an adverse effect on employment and tax revenues, and has significantly contributed to central government budget deficits.  Factors that can adversely affect Puerto Rico’s ability to increase the level of economic activity include the high cost of energy, the loss of patent protection of several products manufactured in Puerto Rico and global economic and trade conditions.

The weakness of Puerto Rico’s economy has adversely affected employment.  Total employment in Puerto Rico decreased at an average annual rate of 0.9% from 1,150,291 to 1,006,646 from fiscal year 2000 to fiscal year 2014.  A reduction in total employment began in the fourth quarter of fiscal year 2007 and has continued consistently through fiscal year 2014 due to the current recession and the fiscal adjustment measures implemented by the government.  According to the Household Survey, during fiscal year 2014, total employment fell by 2.2% when compared to the prior fiscal year, and the unemployment rate averaged 14.3% compared to 14.0% for the prior fiscal year.  Furthermore, for the first quarter of fiscal year 2015, total employment decreased by 3.3% with respect the first quarter of fiscal year 2014.

In February 2014, the credit ratings of the Puerto Rico government’s general obligation bonds and guaranteed bonds, as well as the ratings of most of the Puerto Rico public corporations, were lowered (more than once in most cases) to non-investment grade by Moody’s, S&P, and Fitch Ratings (“Fitch”).  The continued weakness of the Puerto Rico economy, liquidity constraints and market access were generally cited as the reasons for the downgrades.

On June 28, 2014, the Governor of Puerto Rico signed into law Act 71-2014, known as the Recovery Act. In light of the general inapplicability of Chapters 9 and 11 of the United States Bankruptcy Code to Puerto Rico public corporations, the Recovery Act is intended to provide a legal process governing the enforcement and restructuring of the debts and other obligations of these types of government entities.  The Recovery Act specifically excludes the government of Puerto Rico and COFINA (which senior lien bonds comprise the majority of the Company’s Puerto Rico exposure) from its application.  However, the Puerto Rico Health Insurance Administration, our counterparty in connection with the services provided under the Government Health Plan, may seek relief under the Recovery Act.  As a result of the enactment of the Recovery Act, the rating agencies further downgraded Puerto Rico’s credit rating and that of the majority of its public corporations.

During June and July 2014, certain holders of bonds issued by Puerto Rico Electric Power Authority (“PREPA”) and an investment manager, on behalf of funds that own PREPA bonds, filed a lawsuit in the United States District Court for the District of Puerto Rico seeking a declaratory judgment that the Recovery Act violates multiple provisions of the United States Constitution. On February 10, 2015, the District Court entered judgment that the Recovery Act is preempted by the federal Bankruptcy Code and is therefore void pursuant to the Supremacy Clause of the United States Constitutions.  The District Court also permanently enjoined Puerto Rico officers from enforcing the Recovery Act.  Puerto Rico has filed a notice of appeal and has indicated its intent to vigorously defend the constitutionality of the Recovery Act.

On February 11, 2015, the Governor filed with the Legislative Assembly a comprehensive tax reform bill.  As currently presented, the bill would significantly lower income tax rates and replace the 7% sales and use tax with a 16% value added tax.  As proposed, the new tax would apply to services such as medical services paid by commercial health plans and business to business transactions not included in the current sales and use tax. The Governor’s proposal seeks to shift the emphasis from taxing productivity to taxing consumption, while increasing revenues to the government by reducing tax evasion through a broadening of the tax base and simplifying the code.  The bill is currently being evaluated by the Legislative Assembly and it too early to determine what changes, if any, will be incorporated and effect the bill, if enacted, will have on the economy and our business.

After the Governor presented his tax reform proposal, both S&P and Moody’s downgraded the credit rating of Puerto Rico and its public corporations.  Both rating agencies cited concerns with the weakness in the Puerto Rico economy and current market conditions.  They also cited the implementation risk surrounding a comprehensive tax reform of this nature.

Continued weakness in the Puerto Rico economy or the failure of the Puerto Rico government to manage its fiscal problems in an orderly manner could have an adverse effect on our insured customers, which may be required to forego insurance coverage or scale back on the amount of insurance coverage purchased.   In turn, if this trend continues or worsens, our results of operations or financial condition may be adversely impacted.

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

In addition, federal regulations, as amended by the Protecting Access to Medicare Act of 2014, require that we begin using ICD-10 by October 1, 2015, which will require significant information technology investment.   In order to become ICD-10 compliant, we changed TSS’s core business application, which we implemented in the third quarter of 2012.  In addition, we completed the version upgrade process of such business application in the third quarter of 2013.  If we fail to adequately implement ICD-10, we may incur losses with respect to the resources invested and have other material adverse effects on our business and results of operations.

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

We are a party to a secured loan with a commercial bank of $41.0 million, for which we have an outstanding balance of $14.5 million as of December 31, 2014.  Also, we have outstanding a senior unsecured note with an aggregate principal amount of $35.0 million, this note bears interest at a fixed rate of 6.60% and is due in 2020.  The secured term loan and the note purchase agreements governing the notes contain financial and non-financial covenants that restrict, among other things, the granting of certain liens, limitations on acquisitions and limitations on changes in control.  These non-financial covenants could restrict our operations.  In addition, if we fail to make any required payment under our secured term loans or note purchase agreements governing the notes or to comply with any of the non-financial covenants included therein, we would be in default and the lenders or holders of our debt, as the case may be, could cause all of our outstanding debt obligations under our secured term loans or note purchase agreements to become immediately due and payable, together with accrued and unpaid interest and, in the case of the secured term loans, cease to make further extensions of credit.  If the indebtedness under our secured term loans or note purchase agreements is accelerated, we may be unable to repay or re-finance the amounts due and our business may be materially adversely affected.

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

As of December 31, 2014 we had approximately $25.4 million and $9.2 million of goodwill and intangible assets recorded on our balance sheet, primarily related to the TSA acquisition, that represent 1.6% of our total consolidated assets and 4.0% of our consolidated stockholders’ equity.  If we make additional acquisitions it is likely that we will record additional goodwill and intangible assets on our consolidated balance sheet.

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

Legislative and other measures that may be taken by Puerto Rico governmental authorities could materially increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows.

It is expected that during the second quarter of 2015, a new comprehensive tax reform is implemented in the Commonwealth of Puerto Rico. Among others, it is expected that the additional tax on gross income is repealed and the maximum corporate income tax rate is reduced. In addition, it is expected that a broad based value added tax of 16% is implemented replacing the current sales and use tax of 7%. As proposed, the new value added tax would apply to services such as medical services paid by commercial health plans and business to business transactions not included in the current sales and use tax.

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

The ACA provides comprehensive changes to the U.S. health care system, which are being phased in at various stages through 2018.  The legislation imposes an annual insurance industry assessment of $8 billion in 2014, which will increase to $14.3 billion by 2018, with increasing annual amounts thereafter based on premium growth.  Such assessment may not be deductible for income tax purposes.  If the cost of the federal premium tax is not included in the calculation of our rates, or if we are unable to otherwise adjust our business model to address this new tax, our results of operations, financial position and liquidity may be materially adversely affected.  Also, health plans serving the individual market are subject to the guaranteed issue provisions under which the plans are required to issue coverage to individuals without regard to their health status of pre-existing conditions, which could lead to adverse selection by consumers.  On July 16, 2014, the Department of Health and Human Services sent a letter or the Commissioner of Insurance of Puerto Rico notifying that guarantee issue provisions under ACA are not applicable to U.S. territories. However, on July 22, 2013, similar guarantee issue and other market reforms provisions were enacted in Puerto Rico as part of amendments made to the Health Insurance Code of Puerto Rico.  If we are unable to adapt our premium structure to address the guaranteed issue requirement, our results of operations, financial position and liquidity may be materially adversely affected.

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

Although we believe the legislation may provide us with significant opportunities to grow our business, the  implementation of enacted reforms, such as the continued cuts in the effective Medicare Advantage rates applicable to our plans which are expected to be phased in for our plans through 2017, and the expected sunset of the adittional federal funding of Medicaid granted to Puerto Rico and the other US Territories  under ACA in 2019, as well as future regulations and legislative changes, may in fact have a material adverse effect on our results of operations, financial position or liquidity.  If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our business may be materially adversely affected.

As a Medicare Advantage program participant, we are subject to complex regulations  If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties, and our Medicare Advantage contracts may be terminated or our operations may be required to change in a manner that has a material impact on our business.

The laws and regulations governing Medicare Advantage program participants are complex, subject to interpretation and frequent change and can expose us to penalties for non-compliance.  If we fail to comply with these laws and regulations, we could be subject to criminal fines, civil penalties or other sanctions, including the termination of our Medicare Advantage contracts.  In addition, maintaining compliance with such laws and regulations as they change may, in some cases, entail substantial direct costs.  For example, recently adopted CMS regulations effective in 2016 will require Medicare Advantage plans to develop, maintain, and implement a business continuity plan that meets certain minimum standards.

Under CMS regulations to implement certain ACA requirements that became effective on June 1, 2012, CMS has the authority not to renew our contracts the beginning in 2015 based solely on the Star Ratings of our Medicare Advantage plans if their respective ratings do not achieve three or more stars (out of five stars) for at least one of the three consecutive contract years.  See the subcaption “Federal regulations” in Item 1 of this annual report on Form 10-K for detailed information of the Stars Ratings. By memorandum to select Medicare Advantage organizations and Part D plans dated September 8, 2014, CMS stated that it would not exercise its discretionary authority to terminate contracts held by a Medicare Advantage organization or Part D plan on this basis for 2015.  However, CMS indicated that it does intend to exercise this authority to terminate contracts at the end of 2015 with any Medicare Advantage or Part D plan that does not meet this Star Rating requirement with respect to contract year 2016.

Effective December 31, 2014, TSS entered into a novation agreement with CMS and TSA to transfer their three Medicare Advantage contracts to TSA. As part of this corporate reorganization, TSA currently has two Medicare Advantage plans.  Historically, the TSA plans have received annual Star Ratings of three or more stars.  As a result, in certain years the TSA plans have received a quality bonus from CMS.

We are devoting the resources and management attention we believe necessary to improve our Star Ratings of all our plans in order to avoid termination, but may not be successful in maintaining TSA plans’ Star Ratings at 3 stars or higher.  In case any of our Medicare Advantage contracts with CMS is terminated, we are identifying alternatives consistent with the direction provided by CMS regulation to retain lives by offering them enrollment in similar or superior products.  Our failure to achieve Star Ratings of 3 or higher for each of our Medicare Advantage plans, or to otherwise improve our administration of these plans, would jeopardize our ability to attract and retain members in these plans, as well as our ability to continue to participate in these federal programs and to successfully bid for future CMS contracts in these programs.

In addition, CMS has the existing authority to terminate any of our Medicare Advantage contracts if it determines that any of these plans has failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage program.  Any termination or non-renewal of our Medicare Advantage plans would have a material adverse effect on our business and financial results.

From April 30, 2012 through May 4, 2012, the Medicare Advantage programs of TSS and TSA were audited by CMS.  This full performance audit review focused on our organization performance in Part D formulary and benefit administration, Part D coverage determinations, appeals and grievances, Part C organizational determinations, appeals and grievances, and dismissals, agent/broker oversight, Part C access to care, Part C and Part D enrollment, disenrollment, late enrollment penalty and compliance program effectiveness.  On May 10, 2012, as part of these audits, CMS notified Triple-S Salud that it was noncompliant with multiple CMS drug formulary administration requirements and beneficiary coverage determination, appeals and grievances requirements.  On October 9, 2012, CMS imposed a $350,000 civil monetary penalty on TSS for the formulary and benefit administration violations discovered during the audit, as well as for noncompliance with CMS disenrollment requirements.  The TSA plan was not subject to any sanctions.

CMS conducted several validation studies to determine whether the immediate corrective action plans (“CAPs”) were effective in remedying the deficiencies discovered at TSS during the audit.  On October 17, 2012 CMS notified TSS that it passed the second validation study for the CAP related to Part D coverage determinations, appeals and grievances.  Also on October 17, 2012, CMS issued a draft report of its TSS and TSA plan audits.  The report contained various findings in all five plans.  Our response to the report was issued on January 30, 2013.

During 2013, CMS issued engagement letters to TSS and TSA to review the validation processes for their respective Medicare Advantage products, including TSS’s Part D product.  CMS review went through the corrective measures we implemented in connection with the findings issued during CMS’s audit in 2012.  This review on the validation processes was completed and we are waiting CMS’s closing letter on this matter.

We may be subject to government audits, regulatory proceedings or investigative actions, which may find that our policies, procedures, practices or contracts are not compliant with, or are in violation of, applicable healthcare regulations.

Federal and Puerto Rico government authorities, including but not limited to the Commissioner of Insurance, ASES, CMS, the OIG, the Office of the Civil Rights of HHS, the U.S. Department of Justice, the U.S. Department of Labor, and the OPM, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations.  In addition, beginning in Medicare contract year 2016, CMS will have the right to require Medicare Advantage plan sponsors such as us to hire an independent auditor, working in accordance with CMS specifications, to validate if the deficiencies that were found during a CMS full or partial program audit have been corrected and provide CMS with a copy of the audit findings.  If, in the future, we were required by CMS to hire an independent auditor, such audit would entail direct costs to us, in addition to potential penalties in the event of negative audit findings.  We may also become the subject of non-routine regulatory or other investigations or proceedings brought by these or other authorities, and our compliance with and interpretation of applicable laws and regulations may be challenged.  In addition, our regulatory compliance may also be challenged by private citizens under the “whistleblower provisions” of applicable laws.  The defense of any such challenge could result in substantial cost, diversion of resources, and a possible material adverse effect on our business.

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

On February 11, 2014, ASES notified TSS of its intention to impose a civil monetary penalty of $6.8 million dollars with respect to a breach involving the inadvertent display of protected health information of Medicare Advantage beneficiaries.  OCR has an open investigation on this matter.  See, “Item 3. Legal Proceedings–Unauthorized Disclosure of Protected Health Information” for more information.

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

Medicare Advantage managed care plans are paid based off of a CMS-calculated “benchmark” amount, and plans submit competitive bids that reflect the costs they expect to incur in providing the base Medicare benefits.  A Medicare Advantage plan’s actual payment rate is based on a complex statutory formula that takes into account a number of factors, including the relationship between the plan’s bid and the benchmark.  In addition, under the ACA, Medicare Advantage plan payment rates are subject to transitionally phased in reductions intended to bring Medicare Advantage rates more in line with Medicare fee-for-service rates, which are being phased in between 2012 and 2017.  Medicare generally will rebate a portion of the amount by which the benchmark amount exceeded the accepted bid for certain plans. For plans achieving star rating of at least 3.5 stars, the portion of the savings retained by the plan is higher.  For plans achieving star ratings of at least 4 stars, the starting benchmark amount from which the savings is computed is also higher (a “quality bonus”).  However, Medicare’s three year Quality Bonus Payment Demonstration, under which bonuses for some plans were higher than required by the ACA, and under which Medicare would also rebate a quality bonus to certain plans achieving star ratings of 3.0 or 3.5 stars, ended in 2014. If the bid is greater than the benchmark, the plan will be required to charge a premium to enrollees equal to the difference between the bid and the benchmark, which could affect our ability to attract enrollees.  CMS reviews the methodology and assumptions used in bidding with respect to medical and administrative costs, profitability and other factors.  CMS could challenge such methodology or assumptions or seek to cap or limit plan profitability.  CMS also could administratively seek to implement certain methodological changes to the Medicare Advantage rate calculations that could result in functionally lower payment rates.  For example, on February 20, 2015, CMS projected Medicare Advantage plan rates for contract year 2016, which would, if implemented, functionally reduce the overall payments to our Medicare Advantage plans, largely due to the continued transitional phase-in under the ACA intended to align Medicare Advantage payments with traditional fee-for-service Medicare, as noted above. The implementation of the proposed Medicare Advantage rates, if adopted, as well as the continued implementation of the ACA reduction of Medicare Advantage funding, which is expected to continue to be phased in through 2017, may have a material adverse effect on our revenue, financial position, results of operations or cash flow.

A number of legislative proposals, as well as ACA, include efforts to save federal funds by implementing significant rate reductions to Medicare Advantage plans through changes in the competitive bidding process, tying the country benchmarks to Medicare fee for service expenditures, or other means.

We also face the risk of reduced or insufficient government funding and we may need to terminate our Medicare Advantage contracts with respect to unprofitable markets, which may have a material adverse effect on our financial position, results of operations or cash flows.  In addition, as a result of the competitive bidding process, our ability to participate in the Medicare Advantage program is affected by the pricing and design of our competitors’ bids. Moreover, we may in the future be required to reduce benefits or charge our members an additional premium in order to maintain our current level of profitability, either of which could make our health plans less attractive to members and adversely affect our membership.

CMS’s risk adjustment payment system and other Medicare Advantage funding pressures make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

CMS has implemented a risk adjustment payment system for Medicare Advantage plans to improve the accuracy of payments and establish incentives for such plans to enroll and treat less healthy Medicare beneficiaries.  CMS phased in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments mainly on demographic and the health severity of enrollees.  The risk adjusted premiums we receive are based on claims and encounter data that we submit to CMS within prescribed deadlines.  We develop our estimates for risk-adjusted premiums utilizing historical experience, or other data, and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured, which are possible as additional diagnosis code information is reported to CMS, when the ultimate adjustment settlements are received from CMS, or we receive notification of such settlement amounts. CMS adjusts premiums on two separate occasions on a retrospective basis. The first retrospective adjustment for a given plan year generally occurs during the third quarter of that year. This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retrospective risk adjusted premium settlement for that plan year in the following year.

CMS may make changes to the manner in which it determines risk adjustment payments.  For example, in 2014, CMS asked Medicare Advantage plans to submit additional information indicating whether medical conditions were diagnosed in a clinical setting and CMS has indicated that it intends to publish further guidance as to the treatment of risk adjustment data in early 2015.  Also, CMS has indicated that it intends to modify member-level risk scored for 2016.  As a result of the risk adjustment process and CMS’s ability to modify the manner in which it applies such risk adjustments, it is difficult to predict with certainty our future revenue or profitability.  In addition, our own risk scores for any period may result in favorable or unfavorable adjustment to payment from CMS and our Medicare payment revenue.  Finally, we generally rely on providers, including certain network providers who are our employees, to appropriately document all medical data, including the diagnosis codes submitted with claims, as the basis for our risk scores under the program.  Thus, our ability to meet our premium revenue estimates depends largely on the success of third party efforts to collect and properly reflect medical data, including diagnosis codes that must be submitted with claims.  There is no assurance that our providers will be successful in accurately collecting such medical data and diagnosis codes and, to the extent their efforts are not successful, such failure may have a material adverse effect on our premium revenues.  Further, the continued implementation of the ACA reduction of Medicare Advantage funding, which is expected to continue to be phased in through 2017, may have a material adverse effect on our premium revenues.

If during the open enrollment season our Medicare Advantage members enroll in another Medicare Advantage plan, they will be automatically disenrolled from our plan, possibly without our immediate knowledge.

Pursuant to the MMA, members enrolled in one insurer’s Medicare Advantage program will be automatically disenrolled from that program if they enroll in another insurer’s Medicare Advantage program.  If our members enroll in another insurer’s Medicare Advantage program we may not discover that such member has been disenrolled from our program until such time as we fail to receive reimbursement from CMS in respect of such member, which may occur sometime after the disenrollment.  As a result, we may discover that a member has disenrolled from our program after we have already provided services to such individual.  Our profitability would be reduced as a result of such failure to receive payment from CMS if we had made related payments to providers and were unable to recoup such payments from them.

Medicare and Medicaid spending by the federal government could be decreased as part of the spending cuts associated with the debt ceiling.

The Sequestration Transparency Act of 2012 (P.L. 112-155) requires President Obama to submit to Congress a report on the potential sequestration triggered by the failure of the Joint Selective Committee on Deficit Reduction to propose, and Congress to enact, a plan to reduce the deficit by $1.2 trillion, as required by the Budget Control Act of 2011. The sequestration resulted in cuts of 2% in aggregate Medicare payments beginning in 2013 and will remain in effect through 2024, unless additional Congressional action is taken.

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

We also own land in the municipality of Ponce, Puerto Rico, in which we have begun to build a multi-segment customer service center.  In addition to the properties described above, we or our subsidiaries are parties to operating leases that are entered into in the ordinary course of business.

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

Our business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla governmental authorities.  Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time.  The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations.  Penalties associated with violations of these laws and regulations include significant fines and penalties, and exclusion from participating in certain publicly funded programs.

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

Additionally, we may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have rights to acquire shares of the Corporation on favorable terms pursuant to agreements previously entered by our predecessor managed care subsidiary, Seguros de Servicios de Salud de Puerto Rico, Inc. (SSS), with physicians or dentists who joined our provider network to sell such new provider shares of SSS at a future date (“Share Acquisition Agreements”) or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.  See “Item 1A.   Risks Factors―Risks Relating to our Capital Stock.”

Claims by Heirs of Former Shareholders

The Company and TSS are defending eight individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 113 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company's (or its predecessors' or affiliates') articles of incorporation and bylaws was improper.

In one of these cases, entitled Vera Sánchez, et al, v. Triple-S, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law. The Puerto Rico’s Court of First Instance dismissed the claim and determined it was time barred under the local securities law. On January 2012, Puerto Rico’s Court of Appeals upheld the dismissal. On March 28, 2012 the plaintiffs filed a petition for writ of certiorari before the Puerto Rico’s Supreme Court that was granted on May 31, 2012, and on October 1, 2013, reversed the dismissal, holding that the two-year statute of limitations contained in the local securities law did not apply and returning it to the Court of First Instance. Discovery is ongoing. Continuance of hearings is set for June 24, 2015.

In the second case, entitled Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al, Puerto Rico’s Court of First Instance granted the Company’s motion to dismiss on grounds that the complaint was time-barred under the two-year statute of limitations of the local securities laws. On appeal, the Court of Appeals affirmed the decision of the lower court. Plaintiffs filed a petition for certiorari before the Puerto Rico’s Supreme Court which was granted on January 20, 2012. On January 8, 2013, Puerto Rico’s Supreme Court ruled that the applicable statute of limitations is the fifteen-year period of the Puerto Rico’s Civil Code for collection of monies. On January 28, 2013, the Company filed a motion for reconsideration which was subsequently denied. On March 26, 2013, plaintiffs amended the complaint for the second time and the Company answered on April 16, 2013. Discovery is ongoing.

In the third case, entitled Heirs of Dr. Juan Acevedo, et al, v. Triple-S Management Corporation, et al, the Puerto Rico’s Court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico’s Court of Appeals confirmed the decision of the Puerto Rico’s Court of First Instance. Our request for reconsideration was denied in December 2011. A pretrial conference is set for August 10, 2015.

The fourth case, entitled Montilla López, et al, v. Seguros de Servicios de Salud, et al, was filed on November 29, 2011. The Company filed a motion to dismiss on the grounds that the claim is time barred under the local securities laws. On October 15, 2012, while the motion to dismiss was pending, plaintiffs amended their complaint. The court denied our motion to dismiss on January 24, 2013. The Company answered the complaint on March 8, 2013. Subsequently, plaintiffs amended their complaint and the Company filed its response on June 13, 2013. Discovery is ongoing and pretrial conference is set for May 27, 2015.

The fifth case, entitled Cebollero Santamaría v. Triple-S Salud, Inc., et al, was filed on March 26, 2013, and the Company filed its response on May 16, 2013. On October 29, 2013, the Company filed a motion for summary judgment on the grounds that the claim is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies and, in the alternative, that plaintiff failed to state a claim for which relief can be granted. The court allowed plaintiff to conduct limited discovery in connection with plaintiff’s opposition to our motion for summary judgment. On November 6, 2014, plaintiffs filed their opposition and a motion for summary judgment.  On February 3, 2015, TSS replied the opposition and opposed to the motion for summary judgment. The limited discovery is currently ongoing and the parties are awaiting court’s decision on their respective pleads.

The sixth case, entitled Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al, was filed on April 16, 2013 and the Company filed its response on June 21, 2013. On June 28, 2013, the Puerto Rico’s Court of First Instance ordered plaintiffs to reply to the Company’s response specifically on the matter of the statute of limitations applicable to the complaint. Plaintiffs failed to timely respond and the Company moved to dismiss. Plaintiffs subsequently moved to amend the complaint, which was granted by the court. On November 5, 2013, the Company moved to dismiss the first amended complaint on the grounds that it is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies. On December 16, 2013, plaintiffs filed an opposition, which the Company replied on January 7, 2014. On February 19, 2014, the court ordered plaintiffs to file a memorandum of law by April 22, 2014 regarding the validity of the restrictions on transfer applicable to the shares. On May 16, 2014, plaintiffs filed a motion for summary judgment, which the Company opposed on May 28, 2014. On June 16, 2014, the court ordered plaintiffs to file the memoranda of law and struck plaintiff’s motion for summary judgment. On September 18, 2014, the court denied our motion to dismiss. On September 29, 2014, the Company filed a motion for reconsideration, which was denied by the court on November 4, 2014.  On December 4, 2014, the Company filed a petition of Certiorari to the Court of Appeals of Puerto Rico. Discovery is ongoing.

The seventh case, entitled Allende Santos, et al, v. Triple-S Salud, et al, was filed on March 28, 2014. On July 2, 2014, the Company filed its response. Discovery is set to begin on or before April 30, 2015. A hearing is set for August 5, 2015.

The eighth case, entitled Gallardo Mendez, et al, v. Triple-S Management Corporation, was filed on December 30, 2014.  The Company will file its response and will defend this case vigorously.

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

On February 17, 2012, plaintiffs filed their opposition. On April 4, 2012, TSP filed a reply in support of our motion to dismiss, which was denied by the court. On October 2, 2012, the court issued an order certifying the class. On October 12, 2012, several defendants, including TSP, filed an appeal before the U.S. Court of Appeals for the First District, requesting the court to vacate the District Court's certification order. The First Circuit denied the authorization to file the writ of appeals. Discovery has been completed. On November 3, 2014, all defendants, including TSP, filed a joint motion to decertify the class and, on November 17, 2014, a joint motion for summary judgment requesting the dismissal of the claim.  We are awaiting plaintiffs’ response and further court proceedings.

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

The complaint alleges that the defendants, on their own and as part of a common scheme, systematically deny, delay and diminish the payments due to dentists so that they are not paid in a timely and complete manner for the covered medically necessary services they render. The complaint also alleges, among other things, violations to the Puerto Rico Insurance Code, antitrust laws, the Puerto Rico racketeering statute, unfair business practices, breach of contract with providers, and damages in the amount of $150.0 million. In addition, the complaint claims that the Puerto Rico Insurance Companies Association is the hub of an alleged conspiracy concocted by the member plans to defraud dentists.

Two codefendant plans, whose main operations are outside Puerto Rico, removed the case to federal court in Florida, which the plaintiffs and the other codefendants, including the Company, opposed. On February 8, 2011, the federal district court in Puerto Rico decided to retain jurisdiction. The defendants filed a joint motion to dismiss the case on the merits. On August 31, 2011, the District Court dismissed all of plaintiffs' claims except for its breach of contract claim, and ordered the parties to brief the issue of whether the court still has federal jurisdiction under the Class Action Fairness Act of 2005 (“CAFA”). Plaintiffs moved the court to reconsider its August 31, 2011 decision and the defendants did the same, arguing that the breach of contract claim failed to state a claim upon which relief can be granted. On May 2, 2012, the court denied the plaintiffs' motion. On May 31, 2012, plaintiffs appealed the District Court's dismissal of their complaint and the denial of plaintiffs’ motion for reconsideration. The U.S. Court of Appeals for the First Circuit dismissed the appeal for lack of jurisdiction. On September 25, 2012 the District Court denied without prejudice the defendants’ motion for reconsideration. On October 10, 2012 the parties filed their briefs with respect to class certification. On March 13, 2013, the district court denied plaintiffs’ request for class certification and ordered the parties to brief the court on whether jurisdiction still exists under CAFA following such denial. On April 24, 2013, all parties briefed the court on this issue. On September 6, 2013, the District Court dismissed the Dentist Association for lack of associational standing, leaving only the individual dentists as plaintiffs. The court also granted plaintiffs’ leave to amend, on or before September 23, 2013, their complaint to address mediation or settlement negotiations and, to cure deficiencies pertaining to the breach-of-contract claims. On December 23, 2013, five plaintiffs filed a Second Amended Complaint (“SAC”) seeking damages in the amount of $30 thousand in which the dentists alleged that defendants altered the coding of the claims billed by the dentist, resulting in a lower payment. Only one of the five plaintiffs presented a claim against the Company. On January 31, 2014, the Company answered the complaint. On April 11, 2014, TSS filed a motion to compel arbitration, as provided by the claimant’s provider contract. Court’s decision on this motion is still pending. On April 24, 2014, the Company and the claimant filed a voluntary dismissal with prejudice, TSS and TCI continuing as defendants. On June 4, 2014, TSS, TCI, and the remaining plaintiff filed a joint notice of settlement and a request for dismissal. On June 6, 2014 the court dismissed the claim as requested by the parties. On June 26, 2014, the court entered an amended judgment to indicate that dismissal of the case was with prejudice.

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

Claims Relating to the Provision of Health Care Services

TSS is defendant in several claims for collection of monies in connection with the provision of health care services. Among them are individual complaints filed before the Puerto Rico Health Insurance Administration (ASES) by six community health centers alleging TSS’ breached their contracts with respect to certain capitation payments and other monetary claims. Such claims have an aggregate value of approximately $9.6 million. Discovery is ongoing, and given their early stage, the Company cannot assess the probability of an adverse outcome or the reasonable financial impact that any such outcome may have on the Company. TSS believes these complaints are time-barred and intends to vigorously defend them on these and other grounds.

Also, on June 5, 2014, ASES initiated an administrative hearing against TSS moved by a primary medical group for alleged outstanding claims related to services provided to Medicaid beneficiaries from 2005 to 2010, totaling approximately $3.0 million. On June 19, 2014, TSS filed its response and intends to vigorously defend this claim.

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

The Company reported these events to the appropriate Puerto Rico and federal government agencies. It then received and complied with requests for information from ASES and the Office for Civil Rights (“OCR”) of the U.S. Department of Health and Human Services, which entities are conducting reviews of these data breaches and TSS' and TCI's compliance with applicable security and privacy rules. ASES levied a fine of $100 thousand on TSS in connection with these incidents, but following the Company’s request for reconsideration, ASES withdrew the fine pending the outcome of the review by the OCR. The OCR has not issued its determination on this matter. The Company at this time cannot reasonably assess the impact of these proceedings on the Company.

Unauthorized Disclosure of Protected Health Information

On September 20, 2013, TSS mailed a pamphlet to our approximately 70,000 Medicare Advantage beneficiaries that inadvertently displayed the receiving beneficiary’s Medicare Health Insurance Claim Number (“HICN”). The HICN is the unique number assigned by the Social Security Administration to each Medicare beneficiary and is considered protected health information under HIPAA. TSS conducted an investigation and reported the incident to the appropriate Puerto Rico and federal government agencies. It then received and complied with requests for information from these agencies, ASES and OCR, concerning this matter. In accordance with itls legal obligations under HIPAA, TSS issued a breach notification through the local media and notified all affected beneficiaries by mail, notifying them of certain protective measures as well.

On April 16, 2014, ASES received a complaint submitted by an American Health Medicare (now “TSA”) Platino product beneficiary alleging that a pamphlet distributed by TSA had Protected Health Information (“PHI”) visible on its external cover. TSA conducted the investigation of this allegation and discovered that the external cover of the pamphlets mailed to Platino members displayed the unique contract number randomly assigned by TSA to its members. This number combined with the name and address of the member identified each individual as an TSA Platino beneficiary and the use of the unique contract number on the outside of the pamphlets may be viewed as a violation of the HIPAA minimum necessary rule set forth in regulation. A total of 39,944 members were affected by the incident, from which 28,413 were Platino members. We treated this as a separate HIPAA-related incident. Therefore, we reported the incident to concerned local and federal regulators. Similarly, we issued a letter by mail and posted a substitute notice on our webpage to the affected individuals and notified the breach through the local media.

On February 11, 2014, ASES notified TSS of its intention to impose a civil monetary penalty of $6.8 million and other administrative sanctions with respect to the September 2013 breach described above involving 13,336 dual eligible Medicare/Medicaid beneficiaries. The sanctions include the suspension of all new enrollments of dual eligible Medicare/Medicaid beneficiaries and the obligation to notify affected individuals of their right to disenroll. In its letter, ASES alleged TSS has failed to take all required steps in response to the breach. After TSS submitted a corrective action plan and, on February 21, 2014, ASES requested TSS to provide additional information in connection with the corrective action plan and, on February 26, 2014, ASES temporarily lifted the sanctions related to the enrollment of dual eligible Medicare beneficiaries. On March 6, 2014, ASES confirmed its determination lifting the enrollment sanction and notified its intention to provide TSS with corrective action plan. On March 11, 2014, TSS filed an answer challenging the monetary civil monetary penalty and requesting an administrative hearing and simultaneously filed a notice of removal in the federal District Court for the District of Puerto Rico. On April 10, 2014, ASES filed a motion to remand, and, on April 24, 2014 TSS filed its opposition. This matter is pending court’s resolution.

While TSS is collaborating with ASES on these matters, it intends to vigorously contest the monetary fine and other sanctions which are the subject of ASES’ notices. At this time, the Company is unable to determine the ultimate outcome of its challenge to ASES’ sanctions, the incident’s ultimate financial impact on TSS or what measures, if any, will be taken by the OCR or other regulators regarding this matter.

In connection with the September 30, 2013 event, four individuals have filed suit against TSS in the Court of First Instance of Puerto Rico. In the first case, filed on February 10, 2014, one individual, on his behalf and on behalf of his spouse asserts emotional damages due the disclosure of his protected health information. Discovery is ongoing. In the second case, filed on February 24, 2014, another individual filed a class-action suit claiming approximately $20.0 million in damages. With respect with this class-action suit, on February 27, 2014, TSS filed a motion to dismiss the class-action suit based on several grounds, including lack of standing. The court ordered plaintiff to submit an opposition to TSS’ motion to dismiss, subject to the dismissal of the claim if plaintiff failed to comply. Plaintiff filed its opposition on March 12, 2014 and, on April 14, 2014, TSS replied. The Court’s ruling on the motions is pending. In the third case, filed on April 23, 2014, another individual asserts emotional damages and identity theft. Discovery is ongoing. In the fourth case, filed on September 19, 2014, an individual asserts emotional damages in connection with this matter. The Company filed its response and discovery is ongoing.

ASES Audits

On July 2, 2014, ASES notified TSS that it conducted an audit reflecting an overpayment of premium in the amount of $7.9 million corresponding to payments made to TSS pursuant to prior contracts with ASES for the provision of services under the government health plan as a result of audits conducted by ASES covering several periods from October 2005 to September 2013. TSS contends that ASES request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES. In connection with ASES allegations, ASES withheld $4.8 million in service fees corresponding to services provided for the period from October 2005 to September 2010. On August 29, 2014, ASES delivered the $4.8 million previously withheld. On December 30, 2014, ASES sent a letter to TSS requesting the reimbursement of approximately $1.3 and, consequently, withheld service fees. On January 16, 2015, the Company filed suit and a preliminary injunction on the Court of First Instance of Puerto Rico requesting the payment of service fees and asserting various claims, including the validity of the agreement signed by the parties in 2011.  On January 29, 2015, a hearing was held in which ASES committed to deliver TSS services fees until March 31, 2015 in consideration of the negotiations being conducted by the parties.

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

The following table presents high and low closing prices of our Class B common stock for each quarter of the years ended December 31, 2014 and 2013:

	High	Low
2014
First quarter	$20.00	$15.15
Second quarter	18.00	14.98
Third quarter	19.98	17.24
Fourth quarter	24.96	18.46
2013
First quarter	$19.38	$17.23
Second quarter	22.87	17.18
Third quarter	22.66	18.39
Fourth quarter	20.34	17.47

On March 13, 2015 the closing price of our Class B common stock on the NYSE was $20.34.

Holders

As of March 3, 2015, there were 2,377,689 and 25,129,270 shares of Class A and Class B common Stock outstanding, respectively.  The number of our holders of Class A common stock as of March 3, 2015 was 756.  The number of our holders of Class B common stock as of March 3, 2015 was 5,230.

Dividends

Subject to the limitations under Puerto Rico corporation law and any preferential dividend rights of outstanding preferred stock, of which there is currently none outstanding, holders of common stock are entitled to receive their pro rata share of such dividends or other distributions as may be declared by our board of directors out of funds legally available therefore.

Our ability to pay dividends is dependent on cash dividends from our subsidiaries.  Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us.  In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing.  Please refer to “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restriction on Certain Payments by the Corporation’s Subsidiaries”.  Also, see note 18 of the audited consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.

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

Securities Authorized for Issuance Under Equity Compensation Plan

See note 20 of the audited consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.

Performance Graph

The following graph compares the price performance of our Class B common stock for the period from January 1, 2010 through December 31, 2014, with the price performance over such period of (i) the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P MHC Index”).  The comparison assumes an investment of $100 on January 1, 2010 in each of our Class B common stock, the S&P 500 Index, and the S&P MHC Index.  The performance graph is not necessarily indicative of future performance.

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

Index	1/1/2010	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
TSM	100.00	108.35	113.69	104.88	110.39	135.78
S&P 500 Index	100.00	111.00	111.00	125.88	163.14	181.72
S&P MHC Index	100.00	104.87	139.40	145.70	212.56	280.41

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs [1]	Approximate Dollar Value of Shares that February Yet Be Purchased Under the Programs (in millions)
October 1, 2014 to October 31, 2014	-	$-	-	$50.0
November 1, 2014 to November 30, 2014	181,425	23.24	181,425	45.8
December 1, 2014 to December 31, 2014	47,100	23.89	47,100	44.7

1    In October 2014, the Company's Board of Directors authorized a $50.0 million share repurchase program of its Class B common stock.

Item 6.	Selected Financial Data

Statement of Earnings Data

	2014	2013	2012	2011	2010

(Dollar amounts in millions, except per share data)

Years ended December 31,
Premiums earned, net	$2,128.6	$2,203.0	$2,253.4	$2,054.5	$1,901.1
Administrative service fees	119.3	108.7	110.1	38.5	39.6
Net investment income	47.5	47.3	46.8	48.2	49.1
Other operating revenues	4.2	4.8	4.3	-	-
Total operating revenues	2,299.6	2,363.8	2,414.6	2,141.2	1,989.8
Net realized investments gains	18.2	2.6	5.2	18.6	2.5
Net unrealized investment gain (loss) on
trading securities	-	-	-	(7.3)	5.4
Other income, net	2.3	15.3	2.2	0.7	0.9
Total revenues	2,320.1	2,381.7	2,422.0	2,153.2	1,998.6
Benefits and expenses:
Claims incurred	1,747.6	1,836.2	1,919.8	1,716.3	1,596.8
Operating expenses	497.2	478.2	425.2	347.6	305.0
Total operating costs	2,244.8	2,314.4	2,345.0	2,063.9	1,901.8
Interest expense	9.3	9.5	10.6	10.8	12.6
Total benefits and expenses	2,254.1	2,323.9	2,355.6	2,074.7	1,914.4
Income before taxes	66.0	57.8	66.4	78.5	84.2
Income tax expense	0.7	2.3	12.5	20.5	17.4
Net income	65.3	55.5	53.9	58.0	66.8

Net loss attributable to non-controlling interest	(0.4)	(0.4)	(0.1)	-	-
Net income attributable to TSM	$65.7	$55.9	$54.0	$58.0	$66.8
Basic net income per share (1):	$2.42	$2.02	$1.91	$2.02	$2.30

Diluted net income per share:	$2.41	$2.01	$1.90	$2.01	$2.28

Balance Sheet Data

	2014	2013	2012	2011	2010

December 31,
Cash and cash equivalents	$110.0	$74.4	$89.6	$71.8	$45.0

Total assets	$2,145.7	$2,047.6	$2,059.3	$1,880.6	$1,759.4

Long-term borrowings	$74.5	$89.3	$101.3	$114.4	$166.0

Total stockholders' equity	$858.6	$785.4	$762.1	$677.0	$617.3

Additional Managed Care Data (2)

	2014	2013	2012	2011	2010

Years ended December 31,
Medical loss ratio	85.9%	86.7%	88.8%	87.2%	88.1%

Operating expense ratio	18.5%	17.0%	14.5%	12.9%	11.6%

Medical membership (period end)	2,139,484	2,187,939	1,721,114	1,683,696	788,881

(1)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 21 of the audited consolidated financial statements for the years ended December 31, 2014, 2013 and 2012.
(2)	Does not reflect inter-segment eliminations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2014 and 2013, and consolidated results of operations for 2014, 2013 and 2012.  References to the terms "we", "our" or "us" used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), refer to TSM and unless the context otherwise requires, its direct and indirect subsidiaries.  This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.

The structure of our MD&A is as follows:

I. Overview	65
II. Membership	68
III. Results of Operations	68
Consolidated Operating Results	69
Managed Care Operating Results	72
Life Insurance Operating Results	75
Property and Casualty Insurance Operating Results	75
IV. Liquidity and Capital Resources	78
V. Critical Accounting Estimates	84
VI. Recently Issued Accounting Standards	92

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

We have the exclusive right to use the BCBS name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of December 31, 2014 we serve approximately 2,139,000 members across all regions of Puerto Rico.  For the years ended December 31, 2014 and 2013 respectively, our managed care segment represented approximately 89.0% and 89.5% of our total consolidated premiums earned, net, and approximately 57.3% and 73.4% of our operating income.  We also have significant positions in the life insurance and property and casualty insurance markets.  Our life insurance segment had a market share of approximately 12% (in terms of premiums written) for 2013.  Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) during the nine-month period ended September 30, 2014.

We participate in the managed care market through our subsidiaries, TSS and TSA.  TSS, TSA and TSB are BCBSA licensees, which provide us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.

We participate in the life insurance market through our subsidiary, TSV, and in the property and casualty insurance market through our subsidiary, TSP.  TSV and TSP represented 6.7% and 4.3%, respectively, of our consolidated premiums earned, net for the year ended December 31, 2014 and 41.2% and 18.2%, respectively, of our operating income for that period.

In December 2014, Triple-S Salud, Inc. (“TSS”) and Triple-S Advantage, Inc. (“TSA”) entered into a novation agreement after obtaining approval from Centers for Medicare and Medicaid Services (“CMS”), whereby all the assets and liabilities of TSS’s Medicare Advantage business were transferred to TSA and TSA assumed all the obligations of the policies and all obligations that may exist under the contracts.

In October 2014, our Board of Directors authorized a $50.0 million share repurchase program of our Class B common stock. Repurchases are being conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During 2014, the Company repurchased and retired 228,525 shares of Class B common stock under this program at an average per share price of $23.55, for an aggregate cost of approximately $5.3 million.

On November 7, 2013, our subsidiary TSV completed the acquisition of 100% of the outstanding capital stock of ASICO (effective March 27, 2014 this entity changed its name from ASICO to Triple-S Blue, Inc. ,“Triple-S Blue” or “TSB”), a life insurance company authorized to do business in Puerto Rico, Costa Rica, Anguilla and the British Virgin Islands.  The cost of this acquisition was approximately $9.4 million and was funded with unrestricted cash.  Our consolidated results of operations and financial condition included in this Annual Report on Form 10-K reflect TSB’s acquisition in periods subsequent to the effective date of the transaction and were included within the Life Insurance segment.

In January 2012, we acquired a controlling interest in a health clinic in Puerto Rico, as part of our strategic approach in our Managed Care segment.

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

	Years ended December 31,
(Dollar amounts in millions)	2014	2013	2012

Premiums earned, net:
Managed care	$1,896.1	$1,974.7	$2,033.5
Life insurance	142.5	130.6	124.7
Property and casualty insurance	92.1	100.3	97.7
Intersegment premiums earned	(2.1)	(2.6)	(2.5)
Consolidated premiums earned, net	$2,128.6	$2,203.0	$2,253.4

Administrative service fees:
Managed care	$123.6	$112.8	$114.8
Intersegment administrative service fees	(4.3)	(4.1)	(4.7)
Consolidated administrative service fees	$119.3	$108.7	$110.1

Operating income:
Managed care	$31.4	$36.1	$47.0
Life insurance	22.6	16.2	16.7
Property and casualty insurance	10.0	2.2	6.8
Intersegment and other	(9.2)	(5.1)	(0.9)
Consolidated operating income	$54.8	$49.4	$69.6

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

Administrative Service Fees.    Administrative service fees include amounts paid to us for administrative services provided to self-insured contracts.  We provide a range of customer services pursuant to our administrative services only (“ASO”) contracts, including claims administration, billing, access to our provider networks and membership services.  Administrative service fees are recognized in the month in which services are provided.  TSS has a contract with the Government of Puerto Rico, to administer the provision of the physical health component of the Medicaid program in designated service regions in Puerto Rico.  On July 1, 2013, TSS extended this contract for a 12-month period.  This amendment also transferred the administration of the three remaining service regions to TSS upon completion of a transition period, which ended on October 1, 2013.  In 2014 the Government of Puerto Rico commenced an RFP process for the Medicaid business and announced its intention to convert the current program to a managed care organization model, under which the selected contractors will be at risk for the provision of the physical and behavioral health components of the program.  TSS submitted bids for the Metro north and West regions, which were subsequently awarded on October 14, 2014.  Additionally TSS is expected to continue to serve as a third party administrator until December 31, 2015 in order to process all claims incurred on or before March 31, 2015.

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

Operating Expenses.    Operating expenses include commissions to external brokers, general and administrative expenses, cost containment expenses such as case and disease management programs, and depreciation and amortization.  The operating expense ratio is calculated by dividing operating expenses by premiums earned, net and administrative service fees.  A significant portion of our operating expenses are fixed costs.  Accordingly, it is important that we maintain certain level of volume of business in order to compensate for the fixed costs.  Significant changes in our volume of business will affect our operating expense ratio and results of operations.  We also have variable costs, which vary in proportion to changes in volume of business.

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

The following table sets forth selected membership data as of the dates set forth below:

	As of December 31,
	2014	2013	2012

Commercial (1)	593,121	654,729	703,072
Medicare (2)	117,673	112,839	122,741
Medicaid (3)	1,428,690	1,420,371	895,301
Total	2,139,484	2,187,939	1,721,114

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership.
(3)	All are self-funded members.

III. Results of Operations

Consolidated Operating Results

The following table sets forth our consolidated operating results for the years ended December 31, 2014, 2013 and 2012. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

(Dollar amounts in millions)	2014	2013	2012

Years ended December 31,
Revenues:
Premiums earned, net	$2,128.6	$2,203.0	$2,253.4
Administrative service fees	119.3	108.7	110.1
Net investment income	47.5	47.3	46.8
Other operating revenues	4.2	4.8	4.3
Total operating revenues	2,299.6	2,363.8	2,414.6
Net realized investment gains	18.2	2.6	5.2
Other income, net	2.3	15.3	2.2
Total revenues	2,320.1	2,381.7	2,422.0
Benefits and expenses:
Claims incurred	1,747.6	1,836.2	1,919.8
Operating expenses	497.2	478.2	425.2
Total operating costs	2,244.8	2,314.4	2,345.0
Interest expense	9.3	9.5	10.6
Total benefits and expenses	2,254.1	2,323.9	2,355.6
Income before taxes	66.0	57.8	66.4
Income tax expense	0.7	2.3	12.5
Net income	65.3	55.5	53.9
Net loss attributable to non-controlling interest	(0.4)	(0.4)	(0.1)
Net income attributable to TSM	$65.7	$55.9	$54.0

Year ended December 31, 2014 compared with the year ended December 31, 2013

Operating Revenues

Consolidated premiums earned, net decreased by $74.4 million, or 3.4%, to $2.1 billion during the year ended December 31, 2014 compared to the year ended December 31, 2013.  The decrease was mostly the result of lower member month enrollment in the Commercial and Medicare businesses and the receipt of lower risk score adjustments from CMS in 2014 as compared to 2013.

The consolidated administrative service fees increased by $10.6 million, or 9.8%, to $119.3 million for the year ended December 31, 2014 when compared with the year ended December 31, 2013, mostly as the result of the increased enrollment after the addition of the three new Medicaid regions effective October 1, 2013.

Net Realized Investment Gains

Consolidated net realized investment gains of $18.2 million during the year ended December 31, 2014 are the result of net realized gains from the sale of debt and equity securities classified as available for sale, following our asset/liability management and tax planning strategies.  The net realized gains were partially offset by a $1.2 million other-than-temporary impairments.

Other Income, Net

Consolidated other income decreased by $13.0 million during the year ended December 31, 2014 when compared to the year ended December 31, 2013, mostly due to a special distribution received the year ended December 31, 2013 from the Puerto Rico Joint Underwriting Association (“JUA”) in the Property and Casualty segment of $12.8 million, net of a special tax.

Claims Incurred

Consolidated claims incurred during the year ended December 31, 2014 decreased by $88.6 million, or 4.8%, to $1.7 billion when compared to the claims incurred during the year ended December 31, 2013.  This decrease is mostly in the Commercial business of the Managed Care segment primarily as a result of lower member month enrollment in the 2014 period.  Property and Casualty claims also decreased reflecting a favorable loss experience, particularly in the Commercial Multi-peril and Commercial Auto lines of business, partially offset with an unfavorable loss experience in the Medical Malpractice line of business.  These decreases were partially offset by an increase in claims of the Life segment of $4.1 million reflecting the addional claims related to the recent ASICO acquisition, which was effective November 2013. The consolidated loss ratio decreased by 120 basis points to 82.1%.

Operating Expenses

Consolidated operating expenses during the year ended December 31, 2014 increased by $19.0 million, or 4.0%, to $497.2 million as compared to the operating expenses during the year ended December 31, 2013.  For the year ended December 31, 2014, the consolidated operating expense ratio increased by 140 basis points to 22.1%. The higher operating expenses and operating expenses ratio are mainly related to $27.7 million of Health Insurance Providers Fee that became effective January 1, 2014, an increase of $4.4 million in premium taxes and incremental expenses related to the administration of the three new service regions of the Medicaid program effective October 1, 2013.  The effect of new taxes and fees and the increased Medicaid enrollment was partly offset by the impact of cost containment initiatives in place during 2014.

Income tax expense

Consolidated income tax expense during the year ended December 31, 2014 decreased by $1.6 million, or 69.6%, to $0.7 million when compared to the income tax expense during the year ended December 31, 2013.  This decrease is primarily due to an income tax benefit of $17.0 million that principally results from the enactment of a local law that provided a temporary preferential tax rate in capital asset transactions during the last quarter of 2014, together with the execution of a Closing Agreement between TSM and its subsidiaries and the Puerto Rico Treasury Department in connection with this law.  These events allowed the Company to benefit from the enacted lower taxable rate and to reassess deferred taxes upon the changes in the tax bases of some assets and tax attributes that became realizable.  This benefit was offset by an additional tax expense of $6.3 million resulting from the increase in the corporate tax rate over long-term capital gains from 15% to 20% for all transactions occurring after June 30, 2014.

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

Other Income, Net

Consolidated other income increased by $13.1 million during the year ended December 31, 2013 compared with to the year ended December 31, 2012 mostly due to the JUA special distribution received from the Property and Casualty segment of $12.8 million, net of a special tax.

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

Income tax expense

Consolidated income tax expense during the year ended December 31, 2013 decreased by $10.2 million, or 81.6%, to $2.3 million as compared to the income tax expense during the year ended December 31, 2012.  This decrease is primarily due to the effect of a $7.7 million adjustment to the consolidated net deferred tax assets after an increase in the enacted tax rate from 30% to 39% and the lower income before taxes during the year 2013, net of additional tax expense due to the aforementioned tax rate increase that was effective January 1, 2013.  The effective tax rate decreased from 18.8% in 2012 to 4.0% in 2013 primarily reflecting the net effect of the change in the enacted tax rate.

Managed Care Operating Results

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico: Commercial, Medicare (including Medicare Advantage and PDP) and Medicaid.  For the year ended December 31, 2014, the Commercial sector represented 41.4% and 28.2% of our consolidated premiums earned, net and operating income, respectively.  Premiums earned, net and operating income generated from our Medicare contracts (including PDP) during the year ended December 31, 2014 represented 47.5% and -11.2%, respectively, of our consolidated earned premiums, net and operating income, respectively.  The operating income of the Medicaid sector represented 35.7% of the consolidated operating income for the year ended December 31, 2014.

(Dollar amounts in millions)	2014	2013	2012

Operating revenues:
Medical premiums earned, net:
Commercial	$882.4	$935.8	$960.0
Medicare	1,013.7	1,038.9	1,073.5
Medical premiums earned, net	1,896.1	1,974.7	2,033.5
Administrative service fees	123.6	112.8	114.8
Net investment income	15.0	16.3	16.4
Total operating revenues	2,034.7	2,103.8	2,164.7
Medical operating costs:
Medical claims incurred	1,629.1	1,712.9	1,806.4
Medical operating expenses	374.2	354.8	311.3
Total medical operating costs	2,003.3	2,067.7	2,117.7
Medical operating income	$31.4	$36.1	$47.0
Additional data:
Member months enrollment:
Commercial:
Fully-insured	5,025,284	5,503,281	5,817,009
Self-funded	2,408,967	2,595,162	2,681,962
Total Commercial member months	7,434,251	8,098,443	8,498,971
Medicaid:
Self-funded	16,912,990	12,280,349	10,562,571
Total Medicaid member months	16,912,990	12,280,349	10,562,571
Medicare:
Medicare Advantange	1,274,441	1,274,652	1,354,301
Stand-alone PDP	163,707	97,496	101,675
Total Medicare member months	1,438,148	1,372,148	1,455,976
Total member months	25,785,389	21,750,940	20,517,518
Medical loss ratio	85.9%	86.7%	88.8%
Operating expense ratio	18.5%	17.0%	14.5%

Year ended December 31, 2014 compared with the year ended December 31, 2013

Medical Operating Revenues

Medical premiums earned for the year ended December 31, 2014 decreased by $78.6 million, or 4.0%, to $1.9 billion when compared to the medical premiums earned during the year ended December 31, 2013.  This decrease is principally the result of the following:

•	Medical premiums generated by the Commercial business decreased by $53.4 million, or 5.7%, to $882.4 million during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This fluctuation is primarily the result of a decrease in fully-insured member month enrollment by 477,997, or 8.7%, mainly in our rated groups and individual accounts products and reflecting pricing sensitivity, cancellation of several commercial accounts and attrition in existing accounts as a result of Puerto Rico’s challenging economic situation. The effect of the decreased membership is partially offset by a 3.3% year over year increase in average premium rates.

•	Medical premiums generated by the Medicare business decreased by $25.2 million, or 2.4%, to $1.0 billion during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This fluctuation primarily results from lower risk score adjustments when compared to the 2013 period, a decrease in risk score revenue when compared to last year, and the decline in 2014 premiums mandated by CMS and a change in membership mix in 2014.

Administrative service fees increased by $10.8 million, or 9.6%, to $123.6 million during the year ended December 31, 2014.  This is primarily a result of higher Medicaid enrollment after the addition of three regions effective October 1, 2013.

Medical Claims Incurred

Medical claims incurred during the year ended December 31, 2014 decreased by $83.8 million, or 4.9%, to $1.6 billion, when compared to the prior year.  The MLR of the segment was 85.9%, decreasing by 80 basis points during the year ended December 31, 2014.  These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the commercial business decreased by $85.6 million, or 10.2%, during the 2014 period mostly reflecting a lower fully-insured member month enrollment. The 2014 Commercial MLR was 85.3%, which is 430 basis points lower than the prior year. Excluding the effect of prior period reserve developments in 2014 and 2013, the MLR would have increased by 100 basis points, mostly reflecting higher cost trends, particularly for pharmacy benefits.
•	The medical claims incurred of the Medicare business increased by $1.7 million, or 0.2%, during the 2014 period and its MLR was 86.3%, which is 230 basis points higher than the MLR for the prior year. Excluding the effect of risk-score premium adjustments and prior period reserve developments in the 2014 and 2013 periods, the MLR increased by 440 basis points, primarily reflecting higher pharmacy costs and lower risk score revenue.

Medical Operating Expenses

Medical operating expenses for the year ended December 31, 2014 increased by $19.4 million, or 5.5%, to $374.2 million when compared to the year ended December 31, 2013.  The operating expense ratio increased by 150 basis points, from 17.0% in 2013 to 18.5% in 2014.  This increase is mainly related to $27.7 million of Health Insurance Providers Fee that became effective January 1, 2014, increase of $3.3 million of premium taxes that became effective July 1, 2013 and incremental expenses related to the administration of the three new service regions of the Medicaid program effective October 1, 2013.  The effect of new taxes and fees and the increased Medicaid enrollment was partially offset by the impact of cost containment initiatives in place during the 2014 period.

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
Medical Claims Incurred

Medical claims incurred during the year ended December 31, 2013 decreased by $93.5 million, or 5.2%, to $1.7 billion, when compared to the year ended December 31, 2012.  The MLR of the segment was 86.7%, decreasing by 210 basis points during the year ended December 31, 2013.  These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Medicare business decreased by $79.9 million, or 8.4%, during the 2013 period and its MLR was 84.0%, which is 480 basis points lower than the MLR for the prior year. The lower member month enrollment in this sector contributed to the decrease in claims incurred. Excluding the effect of risk-score premium adjustments and prior period reserve developments in the 2013 and 2012 periods, the MLR decreased by 460 basis points, mostly as the result of lower utilization and cost trends. The decrease also reflects improved drug costs after the new PBM contract in TSA and the impact of changes in 2013 product design.
•	The medical claims incurred of the Commercial business decreased by $12.6 million, 1.5%, during the 2013 period mostly reflecting a lower fully-insured member month enrollment. The Commercial MLR was 89.5%, which is 90 basis points higher than the MLR for the prior year. Excluding the effect of prior period reserve developments in 2013 and 2012, the MLR would have increased by 170 basis points, mostly reflecting higher utilization, plus a higher loss ratio in our USVI operation, principally as a result of higher cost and utilization trends during the year.

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

Life Insurance Operating Results

(Dollar amounts in millions)	2014	2013	2012

Years ended December 31,
Operating revenues:
Premiums earned, net
Premiums earned, net	$153.4	$139.5	$132.7
Premiums earned ceded	(10.9)	(8.9)	(8.0)
Premiums earned, net	142.5	130.6	124.7
Net investment income	23.7	22.2	20.8
Total operating revenues	166.2	152.8	145.5
Operating costs:
Policy benefits and claims incurred	74.8	70.8	66.4
Underwriting and other expenses	68.8	65.8	62.4
Total operating costs	143.6	136.6	128.8
Operating income	$22.6	$16.2	$16.7

Additional data:
Loss ratio	52.5%	54.2%	53.2%
Expense ratio	48.3%	50.4%	50.0%

Year ended December 31, 2014 compared with the year ended December 31, 2013

Operating Revenues

Premiums earned, net for the year ended December 31, 2014 increased by $11.9 million, or 9.1%, to $142.5 million as compared to the year ended December 31, 2013, mostly as result of $7.0 million of additional life premiums provied by the ASICO acquisition which was effective as of November 2013.  Premiums from the Cancer and Individual Life lines of business increased by $2.4 million as the result of new sales of home service products, while the premiums from the Group Life line of business increased $2.5 million year over year.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the year ended December 31, 2014 increased by $4.0 million, or 5.6%, to $74.8 million when compared to the year ended December 31, 2013 mostly reflecting the segment’s increased volume of business, including the additional $2.5 million in claims related to the ASICO business.  The loss ratio for the period decreased from 54.2% in 2013 to 52.5% in 2014, or 170 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the segment increased by $3.0 million, or 4.6%, to $68.8 million during the year ended December 31, 2014, mostly related to the additional $2.4 million in operating expenses related to the newly acquired ASICO business and a lower amount of net expenses capitalized as Deferred Policy Acquisition Costs.  As a result of the segment’s proportionally higher increase in premiums during this period, the operating expense ratio decreased by 210 basis points from 50.4% in 2013 to 48.3% in 2014.

Year ended December 31, 2013 compared with the year ended December 31, 2012

Operating Revenues

Premiums earned, net for the segment increased by $5.9 million, or 4.7%, to $130.6 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012, primarily as the result of new sales in the Cancer and Individual Life businesses during the period.  Of the increase experienced year over year, $1.4 million is related to premiums earned by TSB, the insurance company acquired by TSV in November 2013.

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

Property and Casualty Insurance Operating Results

(Dollar amounts in millions)	2014	2013	2012

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$141.1	$152.3	$162.7
Premiums ceded	(52.1)	(57.6)	(63.5)
Change in unearned premiums	3.1	5.6	(1.5)
Premiums earned, net	92.1	100.3	97.7
Net investment income	8.6	8.3	8.9
Total operating revenues	100.7	108.6	106.6
Operating costs:
Claims incurred	46.3	55.1	49.3
Underwriting and other operating expenses	44.4	51.3	50.5
Total operating costs	90.7	106.4	99.8
Operating income	$10.0	$2.2	$6.8

Additional data:
Loss ratio	50.3%	54.9%	50.5%
Expense ratio	48.2%	51.1%	51.7%
Year ended December 31, 2014 compared with the year ended December 31, 2013

Operating Revenues

Total premiums written during the year ended December 31, 2014 decreased by $11.2 million, or 7.4%, to $141.1 million, mostly resulting from lower sales of commercial products, primarily package, liability, and auto insurance products.

Premiums ceded to reinsurers during the year ended December 31, 2014 decreased by approximately $5.5 million, or 9.5%, to $52.1 million.  The ratio of premiums ceded to premiums written decreased by 90 basis points, from 37.8% in 2013 to 36.9% in 2014.  The lower amount of premiums ceded primarily results from a change in the commercial quota share agreement where the cession was changed from 37% to 30% in 2014.

Lower volume of premiums written in the current year generated lower unearned premiums resulting in a favorable change in unearned premiums of $3.1 million.  Prior year change in unearned premium was $5.6 million. As a result of the above fluctuations net premiums earned for the year ended December 31, 2014 decreased by $8.2 million, or 8.2%, to $92.1 million.

Claims Incurred

Claims incurred during the year ended December 31, 2014 decreased by $8.8 million, or 16.0%, to $46.3 million.  The loss ratio decreased by 460 basis points, to 50.3% in 2014, primarily as a result of a favorable loss experience, mostly in the Commercial Multi-peril and Commercial and Personal Auto lines of business, which was offset with an unfavorable loss experience in the Medical Malpractice line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the year ended December 31, 2014 decreased by $6.9 million, or 13.5%, to $44.4 million primarily due to a lower net commission expense resulting from the decrease in net premiums earned, favorable variance in salaries and benefits after the implementation of changes in employee benefits and headcount reduction, and recoveries resulting from premium surcharges to recover assessments paid to the Puerto Rico Guarantee Fund.  The operating expense ratio decreased by 290 basis points during the same period, to 48.2% in 2014.

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

IV. Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(dollar amounts in millions)	2014	2013	2012

Years ended December 31,
Sources of cash:
Net cash provided by operating activities	$38.0	$112.9	$109.7
Proceeds from annuity contracts	9.6	9.2	39.7
Proceeds from exercise stock options	-	-	0.3
Net proceeds from borrowings	-	-	30.0
Net proceeds of investment securities	34.0	-	-
Other	-	15.1	-
Total sources of cash	81.6	137.2	179.7
Uses of cash:
Net purchases of investment securities	-	(66.2)	(91.1)
Capital expenditures	(4.8)	(11.8)	(12.1)
Payments of long-term borrowings	(14.8)	(12.0)	(26.9)
Payments of short-term borrowings	-	(30.0)	-
Surrenders of annuity contracts	(10.1)	(9.4)	(7.1)
Repurchase and retirement of common stock	(11.3)	(18.2)	(2.3)
Acquisition of business, net of cash of $4.6 and $0.8 in the year ended December 31, 2013 and 2012, respectively	-	(4.8)	(2.7)
Other	(4.9)	-	(19.8)
Total uses of cash	(45.9)	(152.4)	(162.0)
Net increase (decrease) in cash and cash equivalents	$35.7	$(15.2)	$17.7

Year ended December 31, 2014 compared to year ended December 31, 2013

Cash flows from operating activities decreased by $74.9 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, principally due to the effect of a decrease in premiums collected of $79.9 million and higher cash paid to suppliers and employees of $57.3 million, offset in part by lower claims paid of $46.0 million.  The increase in payments to suppliers and employees is primarily related to the higher Medicaid ASO enrollment, the Health Insurance Providers Fee Assessment of approximately $27.7 million that was paid for the first time during the 2014 period and the collection in 2013 of the $12.8 million JUA special distribution.  The decrease in premiums collected is principally the result of lower Managed Care membership enrollment.  The decrease in claims mostly results from the lower enrollment in the Managed Care membership.

During the year ended December 31, 2014 we received $9.6 million in policyholder deposits.  This represents an increase of $0.4 million when compared to the prior year and is the result of higher sales of annuity products.

Net proceeds of investment securities were $34.0 million during the year ended December 31, 2014, primarily resulting from the net cash flows received from the sales, net of purchases, of investment securities during 2014.  During the year ended December 31, 2013 we had net purchases of investments of $66.2 million, primarily resulting from higher excess cash flows from operations.

Net capital expenditures decreased by $7.0 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, principally due to special projects initiatives related to information technology during 2013.

Payments of long-term borrowings of $14.8 million during the year ended December 31, 2014 are primarily the result of a $12.9 million payment of one secured loan that was due in 2014.

Payments of short-term borrowings decreased by $30.0 million during the year ended December 31, 2014.

Repurchase and retirement of common stock decreased by $6.9 million mainly due to the repurchase and retirement of 1,000,000 shares of common stock as part of the secondary public offering conducted during the year ended December 31, 2013.  During 2014, the corporation repurchased and retired 596,225 with a total cost of $11.3 million.

On November 7, 2013, we completed the acquisition of 100% of the outstanding shares of capital stock of ASICO for an aggregate purchase price of approximately $4.8 million, net of $4.6 million of cash acquired.

During the year ended December 31, 2014, we had $4.9 million of other uses of cash, while in the 2013 period we had a net balance of other sources of cash of $15.1 million.  The fluctuation in the other uses/sources of cash is attributed to changes in the amount of outstanding checks over bank balances.

Year ended December 31, 2013 compared to year ended December 31, 2012

Cash flows from operating activities increased by $3.2 million for the year ended December 31, 2013 as compared to the year ended December 31, 2012, principally due to the effect of lower claims paid by $70.6 million, offset in part by lower premiums collections by $53.6 million and higher cash paid to suppliers and employees by $9.0 million.  The decrease in premiums collected is principally the result of the lower Managed Care membership enrollment.  The decrease in claim payments mostly results from the lower enrollment in the Managed Care membership.  This decrease also reflects improved drug costs after the new PBM contract in TSA and the impact of changes in 2013 product design.

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

On November 7, 2013, we completed the acquisition of 100% of the outstanding shares of capital stock of TSB for an aggregate purchase price of approximately $4.8 million, net of $4.6 million of cash acquired.  On January 18, 2012, we acquired a controlling stake in a health clinic in Puerto Rico at a cost of $2.7 million, net of $0.8 million of cash acquired.  On February 7, 2011, we acquired TSA at a cost of $54.0 million, net of $30.1 million of cash acquired.

The decrease in other uses of cash is attributed to changes in the amount of outstanding checks over bank balances in the 2013 period.

Share Repurchase Program

On September 29, 2010, we announced the immediate commencement of the 2010 stock repurchase program.  The program was conducted using available cash through open-market purchases and privately-negotiated transactions of Class B shares only, in accordance with Rules 10b-18 and 10b5-1 under the Securities Exchange Act of 1934, as amended.  On March 23, 2013, we discontinued our 2010 stock repurchase program.

On March 6, 2013, the Company’s Board authorized the repurchase of up to $30.0 million of Class B shares concurrent with the conversion of 7 million Class A shares into Class B shares and the public offering of a substantial majority of such convertible shares.  As part of the Offering, on May 17, 2013, the Company repurchased and retired 1,000,000 shares at a price of $18.25 per share.

On July 29, 2013 the Company’s Board of Directors authorized an $11.5 million repurchase program of its Class B common stock.  On October 28, 2014, we discontinued our 2013 stock repurchase program.  During the year ended December 31, 2014, under this program the Company repurchased and retired 367,700 of our Class B Common Stock shares at an average per share price of $16.32, for an aggregate cost of $6.0 million.

In October 2014 the Company’s Board of Directors authorized a $50.0 million repurchase program of our Class B common stock. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During 2014, the Company repurchased and retired 228,525 shares of our Class B Common Stock at an average per share price of $23.55, for an aggregate cost of $5.4 million.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash collections and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of December 31, 2014, we had $135.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of December 31, 2014.

On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the “6.6% notes”).  The 6.6% notes were privately placed to various institutional accredited investors.  The notes pay interest each month until the principal becomes due and payable.  These notes can be redeemed after five years at par, in whole or in part, as determined by us.  On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.  The 6.6% notes contain certain non-financial covenants.  At December 31, 2014, we are in compliance with these covenants.

On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures on November 2015.  The repurchase agreement pays interest quarterly at 1.96%.  The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral such securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on our consolidated balance sheet.  At December 31, 2014 investment securities available for sale with fair value of $27.1 million (face value of $27.1 million) were pledged as collateral under this agreement.  The proceeds obtained from this agreement were used to repay $25.0 million of the 6.6% notes.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan, with original principal balance of $41.0 million, bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of December 31, 2014, this secured loan had an outstanding balance of $14.5 million and average annual interest rate of 1.24%.  This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of December 31, 2014, we are in compliance with these covenants.  Failure to meet these non-financial covenants may trigger the accelerated payment of the secured loan’s outstanding balances.

As part of the acquisition of the controlling stake in a health clinic during 2012, we assumed a secured term loan with original principal balance of $14.1 million that was paid in full on December 23, 2014.  This loan was guaranteed by a first position held by the bank on the health clinic’s premises (land and building) and all of the health clinic's assets as collateral for the term of the loan under a continuing general security agreement.  The secured loan contained certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Planned Capital Expenditures

The federal regulations that require that we begin using a new set of standardized diagnostic codes, known as ICD-10, were postponed to October 01,  2015. This delayed some of the tasks and investments associated with this project, as well as required investment to implement the additional changes incorporated to existing software during the course of 2014-2015. The task of mapping ICD-9 codes to ICD-10 and uploading them to the system was completed in 2014, save for the ongoing maintenance which is to be done through October 2015.  In order to become ICD-10 compliant, in September 2013 TSS upgraded the versions of its core business applications that were previously implemented in the third quarter of 2012.  The cost of the core business application upgrade and ICD-10 compliance efforts was approximately $6.0 million.  Additional software and efforts have and are being invested in defining the mapping of current ICD-9 codes to ICD-10 in order to load that mapping in the recently-upgraded systems.  The Company believes that these additional efforts to comply with ICD-10 requirements will represent an additional investment of approximately $1.4 million.

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

The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, but excludes an estimate of the future cash outflows related to the following liabilities:

•	Unearned premiums – This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow. As of December 31, 2014, we had $82.7 million in unearned premiums.

•	Policyholder deposits – The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain. There are currently no significant policyholder deposits in paying status. As of December 31, 2014, our policyholder deposits had a carrying amount of $118.9 million.

•	Other long-term liabilities – Due to the indeterminate nature of their cash outflows, $133.1 million of other long-term liabilities are not reflected in the following table, including $86.7 million of liability for pension benefits, $30.7 million in deferred tax liabilities, and $15.7 million in liabilities to the Federal Employees’ Health Benefits Plan Program.

		Contractual obligations by year

(Dollar amounts in millions)	Total	2015	2016	2017	2018	2019	Thereafter

Long-term borrowings (1)	$89.7	$29.6	$4.1	$4.1	$4.1	$4.1	$43.7
Operating leases	18.7	5.0	4.5	3.2	2.6	2.5	0.9
Purchase obligations (2)	411.5	256.2	95.0	56.4	3.3	0.3	0.3
Claim liabilities (3)	382.9	270.4	79.7	7.5	9.0	5.7	10.6
Estimated obligation for future policy benefits (4)	396.1	-	89.9	84.1	78.9	74.1	69.1
	$1,298.9	$561.2	$273.2	$155.3	$97.9	$86.7	$124.6

(1)	As of December 31, 2014, our long-term borrowings consist of our 6.6% senior unsecured notes payable, and a $25.0 million arrangement to sell securities under repurchase agreements which requires quarterly interest payments at 1.96%. Total contractual obligations for long-term borrowings include the current maturities of long term debt. For the 6.6% senior unsecured notes and the arrangement to sell securities under repurchase agreements, scheduled interest payments were included in the total contractual obligations for long-term borrowings until the maturity dates of the notes in 2020, and 2015 respectively. We may redeem the senior unsecured note starting five years after issuance; however no redemption is considered in this schedule. See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.
(2)	Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction. Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above. Estimated pension plan contributions amounting to $8.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.
(3)	Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses. This amount does not include an estimate of claims to be incurred subsequent to December 31, 2014. The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future. Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $41.2 million of reserves had been ceded at December 31, 2014.
(4)	Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy. We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns. The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type. All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2014 and are gross of any reinsurance recoverable. The $396.1 million total estimated cash flows for all years in the table is different from the liability of future policy benefits of $328.3 million included in our audited consolidated financial statements principally due to the time value of money. Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.

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

As of December 31, 2014, our insurance subsidiaries were in compliance with such minimum capital requirements.

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

Solvency Regulation

To monitor the solvency of the operations, the BCBSA requires us, TSS and TSA to comply with certain specified levels of RBC.  RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio).  The RBC ratio reflects the risk profile of insurance companies.  At December 31, 2014, TSM and TSS estimated RBC ratio was above the minimum BCBSA RBC requirement of 200% and the 375% of RBC level required by the BCBSA to avoid monitoring.  At December 31, 2014, TSA estimated RBC ratio was above the minimum BCBSA RBC requirement of 100% for smaller controlled affiliate.

Starting 2015, BCBSA’s primary licensees could be subject to monitoring if, over a 6 or 12 month period, its RBC ratio declines by 80 or more points and which results in a level that is below 500%.

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

Guarantee Associations and Other Regulatory Commitments

To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared insolvent.  These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged.  In 2013, the property and casualty segment paid $0.6 million for an assessment imposed by the Puerto Rico Guaranty Association for Property and Casualty Insurers.  In accordance with insurance laws and regulations assessments are recoverable through policy surcharges.  In 2014 and 2013, the property and casualty segment has recorded recoveries of assessments for $0.5 million and $15 thousand.  During the year ended December 31, 2012, no assessment or payment was made in connection with insurance companies declared insolvent.  It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

Pursuant to the Puerto Rico Insurance Code, our property and casualty insurance subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED).  The syndicate was organized for the purpose of underwriting medical-hospital professional liability insurance.  As a member, the property and casualty insurance segment shares risks with other member companies and, accordingly, is contingently liable in the event the syndicate cannot meet their obligations.  During 2014, 2013 and 2012, no assessment or payment was made for this contingency.  It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

In addition, our property and casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the “Association”).  The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998.  As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code.  During the years 2014, 2013 and 2012, the Association distributed the Company a distribution based on the good experience of the business amounting to $0.9 million, $1.2 million and $1.2 million, respectively.  In September 2013, the Association declared a special distribution to its members for $200 million.  This distribution was subject to a special and unique tax rate of 50%.  The property and casualty then received $12.8 million, net of tax, from this distribution.

The property and casualty segment is also member of the Puerto Rico Fire and Allied Lines Underwriting Association and the Puerto Rico Auto Assign Plan.  These entities periodically impose assessments to cover operations and other charges.  The assessments recorded from these entities were $1 thousand and $3 thousand in 2014 and 2013, respectively.  No assessment was received in 2012.

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

Claim Liabilities

Claim liabilities by segment as of December 31, 2014 were as follows:

(Dollar amounts in millions)

Managed care	$248.9
Property and casualty insurance	97.5
Life insurance	43.7
Consolidated	$390.1

Management continually evaluates the potential impact of changes in the factors considered for its claim liabilities estimates, both positive and negative, and uses the results of these evaluations to adjust recorded claim liabilities and underwriting criteria.  Our profitability depends in large part on our ability to accurately predict and effectively manage the amount of claims incurred, particularly those of the managed care segment and the losses arising from the property and casualty and life insurance segment.  Management regularly reviews its premiums and benefits structure to reflect our underlying claims experience and revised actuarial data; however, several factors could adversely affect our underwriting results.  Some of these factors are beyond management’s control and could adversely affect its ability to accurately predict and effectively control claims incurred.  Examples of such factors include changes in health practices, economic conditions, change in utilization trends including those caused by epidemic conditions, healthcare costs, the advent of natural disasters, and malpractice litigation.  Costs in excess of those anticipated could have a material adverse effect on our results of operations.

We recognize claim liabilities as follows:

Managed Care Segment

At December 31, 2014, claim liabilities for the managed care segment amounted to $248.9 million and represented 63.8% of our total consolidated claim liabilities and 19.3% of our total consolidated liabilities.

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

As described above, completion factors and claims trend factors can have a significant impact on determination of our claim liabilities.  The following example provides the estimated impact on our December 31, 2014 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:

(Dollar amounts in millions)

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase		(Decrease) Increase
	In unpaid claim	In claims trend	In unpaid claim
In completion factor	liabilities	factor	liabilities

-0.6%	$8.8	0.75%	$9.4
-0.4%	5.9	0.50%	6.3
-0.2%	2.9	0.25%	3.1
0.2%	(2.9)	-0.25%	(3.1)
0.4%	(5.9)	-0.50%	(6.3)
0.6%	(8.7)	-0.75%	(9.4)

(1)	Assumes (decrease) increase in the completion factors for the most recent twelve months.
(2)	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.

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

(Dollar amounts in millions)	2013	2012	2011

Years ended December 31,
Total incurred claims:
As reported (1)	$1,734.5	$1,811.0	$1,612.1
On a retrospective basis	1,698.3	1,789.4	1,607.5
Variance	$36.2	$21.6	$4.6
Variance to total incurred claims as reported	2.1%	1.2%	0.3%

(1)	Includes total claims incurred less adjustments for prior year reserve development.

Management expects that substantially all of the development of the 2014 estimate of medical claims payable will be known during 2015 and that the variance of the total incurred claims on a retrospective basis when compared to reported incurred claims will be similar to the prior years.

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

Life Insurance Segment

At December 31, 2014, claim liabilities for the life insurance segment amounted to $43.7 million and represented 11.2% of total consolidated claim liabilities and 3.4% of our total consolidated liabilities.

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

Property and Casualty Insurance Segment

At December 31, 2014, claim liabilities for the property and casualty insurance segment amounted to $97.5 million and represented 25.0% of the total consolidated claim liabilities and 7.6% of our total consolidated liabilities.

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

At December 31, 2014, the actuarial reserve range determined by the actuaries was from $93 million to $108 million.  Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves.  Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business.  In general, changes are made more quickly to more mature accident years and less volatile lines of business.  Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.8 million.

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

The costs of acquiring new life business, principally commissions, and certain variable underwriting, agency and policy issue expenses of our life insurance segment, have been deferred.  These costs, including value of business acquired (“VOBA”) recorded upon our acquisitions of GA Life (now TSV) and TSB, are amortized to income over the premium-paying period of the related whole life and term insurance policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of universal life policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits.  The expected premiums revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining the liability for future policy benefits.  For universal life and deferred annuity policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs.  The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.

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

During the year ended December 31, 2014, we recognized other-than-temporary impairments amounting to $1.2 million on fixed income securities issued by the Commonwealth of Puerto Rico. During the year ended December 31, 2013, we recognized other-than-temporary impairments amounting to $1.0 million on equity securities classified as available for sale that had been in an unrealized loss position for a period longer than six months.  During the year ended December 31, 2012, there were no realized losses associated with other-than-temporary impairments.

As of December 31, 2014, the investment in securities of approximately $1.3 billion is classified as either available-for-sale or held-to-maturity and consists of high-quality investments. Our investment portfolio is predominantly comprised of obligations of U.S. government-sponsored enterprises, U.S. Treasuries, U. S. agency-backed mortgage securities and U.S. municipal bonds. These investments comprise approximately 67.1% of the total portfolio value as of December 31, 2014. Obligations of the Commonwealth of Puerto Rico represent 2.7% of the total portfolio. Corporate bonds and private label mortgage securities account for 15.0%. The remaining balance of the investment portfolio consists of mutual funds (14.0%) and investments in partnerships (1.2%). The gross unrealized gains and losses as of December 31, 2014 of the available-for-sale and held-to-maturity portfolios amounted to $118.2 million and $1.2 million, respectively.

The impairment analysis as of December 31, 2014 indicated that, other than those securities for which an other-than-temporary impairment was recognized, none of the securities whose carrying amount exceeded its estimated fair value was considered other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuers, movement of interest rates, specific situations within corporations, among others.  Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment.  This could result in realized losses related to other-than-temporary declines being charged against future income.

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

A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 and 2013 is included in note 3 to the audited consolidated financial statements.

Allowance for Doubtful Receivables

We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables. In light of the continued deterioration of the local economy, the exposure to government accounts and the challenging business environment in the island, the Corporation further strengthened its allowance for uncollectible accounts in 2014. The allowance for doubtful receivables amounted to $36.4 million and $21.5 million as of December 31, 2014 and 2013, respectively.  The amount of the allowance is based on the aging of unpaid accounts, information about the customer’s creditworthiness and other relevant information.  The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known.  In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts.  These percentages are based on our collection experience and are periodically evaluated.  A significant change in the level of uncollectible accounts would have a material effect on our results of operations.

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

Goodwill and Other Intangible Assets

Our consolidated goodwill and other intangible assets at December 31, 2014 were $25.4 million and $9.2 million, respectively, primarily related to the acquisition TSA in 2011.  At December 31, 2013 the consolidated goodwill and other intangible assets were $25.4 million and $18.3 million, respectively.   The goodwill and other intangible assets balance for both years were primarily related to the acquisition TSA in 2011.  As of December 31, 2014 the TSA goodwill was $25.0 million.  As of December 31, 2014 and 2013 other intangible assets related to the TSA acquisition were $8.8 million and $12.9 million, respectively.

We account for goodwill and intangible assets with indefinite lives in accordance with ASC No. 350, Goodwill and Other Intangible Assets, which specifies the types of acquired intangible assets that are required to be recognized and reported separately from goodwill.  Under this guidance, goodwill is not amortized but is tested for at least annually for impairment and more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the reporting unit level and consists of two steps.

Our impairment tests involve the use of estimates related to the fair value of the reporting unit and require a significant degree of management judgment and the use of subjective assumptions.  The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If determined to be necessary, the two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).  First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Our goodwill impairment test uses a weighting of the income approach and the market approach to estimate a reporting unit’s fair value.  Use of the income and market approaches for our goodwill impairment test reflects our view that both valuation methodologies provide a reasonable estimate of fair value.  The income approach is developed using assumptions about future premiums, expected claims, MLR, operating expenses and net income derived from our internal planning process and historical trends.  These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted average cost of capital.  Market valuations are based on observed multiples of certain measures including membership, revenue and EBITDA (earnings before interest, taxes, depreciation and amortization) and include market comparisons to publicly traded companies in our industry.  It assumes the effective implementation of measures to contain the utilization and cost trends.  Events or changes in circumstances, including a decrease in membership, an increase in MLR and/or operating expenses, could result in goodwill impairment.

As required by FASB guidance, we completed our annual impairment tests of existing goodwill during the fourth quarter of 2014 and 2013.    Certain interim impairment tests are also performed when potential impairment indicators exist or other changes in our business occur.  The result of the impairment test performed in 2014 and 2013 indicated that the fair value of the TSA unit exceeded its carrying value by approximately 20% and 30%, respectively. If we do not achieve our earnings objectives or the cost of capital rises significantly, the assumptions and estimates underlying these impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results. The impairment test performed in 2013 for the health clinic resulted in a goodwill impairment charge of $2.4 million; there is no remaining goodwill carrying value for this unit as of December 31, 2014 and 2013.

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

VI. Recently Issued Accounting Standards

In July 2011, the FASB issued guidance to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act.  A health insurer’s portion of the annual fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk for each applicable calendar year.  We adopted the provisions of this guidance on January 1, 2014 and upon implementation recorded a liability in the consolidated accounts payable and accrued liabilities of approximately $28,500 representing an estimate of the fee for 2014.  A corresponding deferred cost was recorded in the consolidated other assets.  The Corporation updated this estimate for adjustment in subsequent quarters to reflect the final annual fee assessment of $27,700 paid during the year 2014 and recognized within the consolidated operating expenses.

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

Our investment portfolio is predominantly comprised of obligations of U.S. government-sponsored enterprises, U.S. Treasuries, U. S. agency-backed mortgage securities and U.S. municipal bonds. These investments comprise 67.1% of the total portfolio value as of December 31, 2014. Obligations of the Commonwealth of Puerto Rico represent 2.7% of the total portfolio. Corporate bonds and private label mortgage securities account for 15.0%. The remaining balance of the investment portfolio consists of mutual funds (14.0%) and investments in partnerships (1.2%).

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

Risk Measurement

Our available-for-sale and held-to-maturity securities are a source of market risk.  As of December 31, 2014 approximately 85% and 100% of our investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed maturity securities.  The remaining balance of the available-for-sale portfolio is comprised of equity securities and alternative investments.  Available-for-sale securities are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized.  Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.  The fair value of the investments in our available-for-sale and held-to-maturity portfolios is exposed to both interest rate risk and equity price risk.

Interest Rate Risk

We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies.  From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200 and 300 basis point rate shifts.  Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths.  Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc.  Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available.  The following table sets forth the result of this analysis for the years ended December 31, 2014 and 2013.  The analysis does not consider any action that management can take to mitigate the impact of changes in market rates.

(Dollar amounts in millions)

Change in Interest Rates	Expected Fair Value	Amount of Decrease	% Change

December 31, 2012:
Base Scenario	$1,118.8
+100 bp	1,067.4	(51.4)	(4.6)%
+200 bp	1,020.0	(98.8)	(8.8)%
+300 bp	974.2	(144.6)	(12.9)%
December 31, 2011:
Base Scenario	$1,062.2
+100 bp	1,007.7	(54.5)	(5.1)%
+200 bp	952.9	(109.3)	(10.3)%
+300 bp	899.1	(163.1)	(15.4)%

We believe that an interest rate shift in a 12-month period of 100 basis points represents a moderately adverse outcome, while a 200 basis point shift is significantly adverse and a 300 basis point shift is unlikely given historical precedents.  Although we classify 99.8% of our fixed maturity securities as available-for-sale, our cash flows and the intermediate duration of our investment portfolio should allow us to hold securities until maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.

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

Assuming an immediate decrease of 10% in the market value of our equity securities as of December 31, 2014 and 2013, the hypothetical loss in the fair value of these investments would have been approximately $19.8 million and $24.0 million, respectively.

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

Financial Statements

For our audited consolidated financial statements as of December 31, 2014 and 2013 and for each of the three years ended December 31, 2014 see Index to financial statements in “Item 15.   Exhibits and Financial Statements Schedules” to this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	2014
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$541,852	$543,735	$520,766	$522,213	$2,128,566
Administrative service fees	29,750	29,506	30,253	29,793	119,302
Net investment income	11,351	12,147	11,816	12,226	47,540
Other operating revenues	1,494	850	939	949	4,232
Total operating revenues	584,447	586,238	563,774	565,181	2,299,640
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	(462)	-	(708)	(1,170)
Net realized gains, excluding other-than-temporary impairment losses on securities	126	4,390	3,108	11,777	19,401
Total net realized investment gains	126	3,928	3,108	11,069	18,231
Other income, net	246	575	367	1,055	2,243
Total revenues	584,819	590,741	567,249	577,305	2,320,114
Benefits and expenses
Claims incurred	449,107	428,641	433,853	435,994	1,747,595
Operating expenses	125,367	123,589	121,036	127,202	497,194
Total operating costs	574,474	552,230	554,889	563,196	2,244,789
Interest expense	2,305	2,396	2,273	2,300	9,274
Total benefits and expenses	576,779	554,626	557,162	565,496	2,254,063
Income before taxes	8,040	36,115	10,087	11,809	66,051
Income tax expense (benefit)
Current	1,527	10,365	2,637	8,022	22,551
Deferred	(416)	(1,703)	2,795	(22,482)	(21,806)
Total income taxes	1,111	8,662	5,432	(14,460)	745
Net income	6,929	27,453	4,655	26,269	65,306
Less: Net loss attributable to non-controlling interest	26	23	68	237	354
Net income attributable to TSM	$6,955	$27,476	$4,723	$26,506	$65,660
Basic net income per share	$0.26	$1.01	$0.17	$0.98	$2.42
Diluted net income per share	$0.25	$1.01	$0.17	$0.98	$2.41

	2013
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$549,961	$556,035	$547,874	$549,165	$2,203,035
Administrative service fees	27,110	28,543	22,450	30,577	108,680
Net investment income	11,367	12,019	11,363	12,539	47,288
Other operating revenues	1,187	1,212	1,239	1,140	4,778
Total operating revenues	589,625	597,809	582,926	593,421	2,363,781
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	-	-	(1,042)	(1,042)
Net realized gains (losses), excluding other-than-temporary impairment losses on securities	1,888	1,661	(144)	224	3,629
Total net realized investment gains (losses)	1,888	1,661	(144)	(818)	2,587
Other income, net	481	366	13,931	485	15,263
Total revenues	591,994	599,836	596,713	593,088	2,381,631
Benefits and expenses
Claims incurred	452,000	460,818	456,432	466,951	1,836,201
Operating expenses	114,865	120,225	116,156	126,923	478,169
Total operating costs	566,865	581,043	572,588	593,874	2,314,370
Interest expense	2,384	2,426	2,379	2,285	9,474
Total benefits and expenses	569,249	583,469	574,967	596,159	2,323,844
Income (loss) before taxes	22,745	16,367	21,746	(3,071)	57,787
Income tax expense (benefit)
Current	5,463	3,768	5,636	(3,163)	11,704
Deferred	99	(7,479)	(2,494)	451	(9,423)
Total income taxes	5,562	(3,711)	3,142	(2,712)	2,281
Net income (loss)	17,183	20,078	18,604	(359)	55,506
Less: Net loss attributable to non-controlling interest	55	64	37	262	418
Net income (loss) attributable to TSM	$17,238	$20,142	$18,641	$(97)	$55,924
Basic net income per share	$0.61	$0.72	$0.68	$-	$2.01
Diluted net income per share	$0.61	$0.72	$0.68	$-	$2.01

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2014, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to a reasonable level of assurance.

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

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013. Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 15.	Exhibits and Financial Statements Schedules

Financial Statements and Schedules

Financial Statements	Description

F-1	Report of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2014 and 2013

F-3	Consolidated Statements of Earnings for the years ended December 31, 2014, 2013 and 2012

F-4	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012

F-5	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012

F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012

F-7	Notes to Consolidated Financial Statements – December 31, 2014, 2013 and 2012

Financial Statements Schedules	Description

S-1	Schedule II – Condensed Financial Information of the Registrant

S-2	Schedule III – Supplementary Insurance Information

S-3	Schedule IV – Reinsurance

S-4	Schedule V – Valuation and Qualifying Accounts

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

3(ii)	Amended and Restated Bylaws of Triple-S Management Corporation (incorporated herein by reference to Exhibit 3.1 to TSM’s Current Report on Form 8-K filed on June 11, 2010 (File No. 001-33865)).
10.1*	Agreement between the Puerto Rico Health Insurance Administration and TSS for the provision of the physical & behavioral health services under the Government Health Plan Program (File No. 001-33865)).
10.2
Amended and Restated Agreement between the Puerto Rico Health Insurance Administration and TSS to administer the provision of the physical health component of the Medicaid program in designated service regions (incorporated herein by reference to Exhibit 10.1 to TSM’s Quarterly Report on Form 10-Q filed on August 8, 2013 (File No. 001-33865)).

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

10.7	Non-Contributory Retirement Program (incorporated herein by reference to Exhibit 10.8 to TSM's General Form of Registration of Securities on Form 10 (File No. 001-33865)).
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

Triple-S Management Corporation
Registrant

By:	/s/ Ramón M. Ruiz-Comas	Date:	March 18, 2015
Ramón M. Ruiz-Comas
President and Chief Executive Officer

By:	/s/ Amílcar Jordán-Pérez	Date:	March 18, 2015
Amílcar Jordán-Pérez
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez	Date:	March 18, 2015
Luis A. Clavell-Rodríguez
Director and Chairman of the Board

By:	/s/ Adamina Soto-Martínez	Date:	March 18, 2015
Adamina Soto-Martínez
Director and Vice-Chairman of the Board

By:	/s/ Jesús R. Sánchez-Colón	Date:	March 18, 2015
Jesús R. Sánchez-Colón
Director and Assistant Secretary of the Board

By:	/s/ David H. Chafey, Jr.	Date:	March 18, 2015
David H. Chafey, Jr.
Director

By:	/s/ Jorge L. Fuentes-Benejam	Date:	March 18, 2015
Jorge L. Fuentes-Benejam
Director

By:	/s/ Antonio F. Faría-Soto	Date:	March 18, 2015
Antonio F. Faría-Soto
Director

By:	/s/ Manuel Figueroa-Collazo	Date:	March 18, 2015
Manuel Figueroa-Collazo
Director

By:	/s/ Cari M. Domínguez	Date:	March 18, 2015
Cari M. Domínguez
Director

By:	/s/ Joseph A. Frick	Date:	March 18, 2015
Joseph A. Frick
Director

By:	/s/ Francisco J. Toñarely-Barreto	Date:	March 18, 2015
Francisco J. Toñarely-Barreto
Director

Triple-S Management Corporation
Consolidated Financial Statements
December 31, 2014, 2013, and 2012

Page(s)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triple-S Management Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 15 present fairly, in all material respects, the financial position of Triple-S Management Corporation and its subsidiaries (the Company) at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
San Juan, Puerto Rico
March 17, 2015

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. LLP-216 Expires Dec. 1, 2016
Stamp E139787 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

Triple-S Management Corporation
Consolidated Balance Sheets
December 31, 2014 and 2013
(Dollar amounts in thousands, except per share data)

Assets	2014	2013
Investments and cash
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $1,045,285 in 2014 and $1,031,480 in 2013)	$1,115,899	$1,055,874
Equity securities (cost of $150,799 in 2014 and $187,356 in 2013)	197,756	239,933
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $3,163 in 2014 and $6,309 in 2013)	2,944	6,139
Policy loans	7,260	6,705
Cash and cash equivalents	110,037	74,356
Total investments and cash	1,433,896	1,383,007
Premium and other receivables, net	315,622	274,939
Deferred policy acquisition costs and value of business acquired	184,100	177,289
Property and equipment, net	78,343	89,086
Deferred tax asset	68,695	33,519
Goodwill	25,397	25,397
Other assets	39,683	64,387
Total assets	$2,145,736	$2,047,624
Liabilities and Stockholders’ Equity
Claim liabilities	390,086	420,421
Liability for future policy benefits	328,293	304,363
Unearned premiums	82,656	87,362
Policyholder deposits	118,912	115,923
Liability to Federal Employees’ Health Benefits Program	15,666	8,148
Accounts payable and accrued liabilities	162,458	161,422
Deferred tax liability	28,456	20,783
Long term borrowings	74,467	89,302
Liability for pension benefits	86,716	54,697
Total liabilities	1,287,710	1,262,421

Commitments and contingencies

Stockholders’ equity
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 2,377,689 at December 31, 2014 and 2013	2,378	2,378
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 24,654,497 and 25,091,277 shares at December 31, 2014 and 2013, respectively	24,654	25,091
Additional paid-in capital	121,405	130,098
Retained earnings	661,345	595,685
Accumulated other comprehensive income, net	48,776	32,129
Total Triple-S Management Corporation stockholders' equity	858,558	785,381
Non-controlling interest in consolidated subsididary	(532)	(178)
Total stockholders' equity	858,026	785,203
Total liabilities and stockholders’ equity	$2,145,736	$2,047,624

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings
December 31, 2014 and 2013
(Dollar amounts in thousands, except per share data)

	2014	2013	2012
Revenues:
Premiums earned, net	$2,128,566	$2,203,035	$2,253,354
Administrative service fees	119,302	108,680	110,110
Net investment income	47,540	47,288	46,790
Other operating revenues	4,232	4,778	4,356
Total operating revenues	2,299,640	2,363,781	2,414,610
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(1,170)	(1,042)	-
Net realized gains, excluding other-than-temporary impairment losses on securities	19,401	3,629	5,197
Total net realized investment gains	18,231	2,587	5,197

Other income, net	2,243	15,263	2,196
Total revenues	2,320,114	2,381,631	2,422,003
Benefits and expenses:
Claims incurred	1,747,595	1,836,201	1,919,859
Operating expenses	497,194	478,169	425,173
Total operating costs	2,244,789	2,314,370	2,345,032
Interest expense	9,274	9,474	10,599
Total benefits and expenses	2,254,063	2,323,844	2,355,631
Income before taxes	66,051	57,787	66,372
Income tax expense (benefit):
Current	22,551	11,704	13,394
Deferred	(21,806)	(9,423)	(922)
Total income taxes	745	2,281	12,472
Net income	65,306	55,506	53,900
Less: Net loss attributable to non-controlling interest	354	418	132

Net income attributable to Triple-S Management Corporation	$65,660	$55,924	$54,032
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$2.42	$2.02	$1.91
Diluted net income per share	$2.41	$2.01	$1.90

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income
December 31, 2014 and 2013
(Dollar amounts in thousands, except per share data)

	2014	2013	2012
Net income	$65,306	$55,506	$53,900
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	35,883	(36,931)	34,378
Defined benefit pension plan:
Actuarial gain (loss), net	(18,967)	20,226	(3,531)
Prior service credit, net	(269)	(270)	(306)
Total other comprehensive income (loss), net of tax	16,647	(16,975)	30,541
Comprehensive income	81,953	38,531	84,441
Comprehensive loss attributable to non-controlling interest	354	418	132
Comprehensive income attributable to Triple-S Management Corporation	$82,307	$38,949	$84,573

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders' Equity
December 31, 2014 and 2013
(Dollar amounts in thousands, except per share data)

						Triple-S
					Accumulated	Management	Non-controlling
	Class A	Class B	Additional		Other	Corporation	Interest in	Total
	Common	Common	Paid-in	Retained	Comprehensive	Stockholders’	Consolidated	Stockholders’
	Stock	Stock	Capital	Earnings	Income (Loss)	Equity	Subsidiary	Equity

Balance, December 31, 2011	$9,043	$19,322	$144,302	$485,729	$18,563	$676,959	$-	$676,959
Non-controlling interest related to acquisition of consolidated subsidiary	-	-	-	-	-	-	372	372
Share-based compensation	-	71	2,555	-	-	2,626	-	2,626
Stock issued upon exercise of stock options	-	207	2,794	-	-	3,001	-	3,001
Repurchase and retirement of common stock	-	(278)	(4,974)	-	-	(5,252)	-	(5,252)
Net change in comprehensive income (loss)	-	-	-	54,032	30,541	84,573	(132)	84,441
Balance, December 31, 2012	$9,043	$19,322	$144,677	$539,761	$49,104	$761,907	$240	$762,147
Share-based compensation	-	96	2,685	-	-	2,781	-	2,781
Stock issued upon exercise of stock options	-	22	293	-	-	315	-	315
Common stock conversion	(6,665)	6,665	-	-	-	-	-	-
Repurchase and retirement of common stock	-	(1,014)	(17,557)	-	-	(18,571)	-	(18,571)
Net change in comprehensive income (loss)	-	-	-	55,924	(16,975)	38,949	(418)	38,531
Balance, December 31, 2013	$2,378	$25,091	$130,098	$595,685	$32,129	$785,381	$(178)	$785,203
Share-based compensation	-	135	2,236	-	-	2,371	-	2,371
Stock issued upon exercise of stock options	-	199	2,686	-	-	2,885	-	2,885
Repurchase and retirement of common stock	-	(771)	(13,615)	-	-	(14,386)	-	(14,386)
Net change in comprehensive income (loss)	-	-	-	65,660	16,647	82,307	(354)	81,953
Balance, December 31, 2014	$2,378	$24,654	$121,405	$661,345	$48,776	$858,558	$(532)	$858,026

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows
December 31, 2014 and 2013
(Dollar amounts in thousands, except per share data)

	2014	2013	2012
Cash flows from operating activities
Net income	$65,306	$55,506	$53,900
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	24,400	25,589	24,242
Net amortization of investments	6,091	5,963	6,425
Provision (reversal of provision) for doubtful receivables	14,819	(2,880)	563
Deferred tax benefit	(21,806)	(9,423)	(922)
Net realized investment gains	(18,231)	(2,587)	(5,197)
Share-based compensation	2,371	2,781	2,626
Gain on sale of property and equipment	-	-	17
(Increase) decrease in assets
Premium and other receivables, net	(45,046)	21,053	(4,410)
Deferred policy acquisition costs and value of business acquired	(6,811)	(4,133)	(12,869)
Deferred taxes	1,954	(9,230)	(967)
Other assets	8,630	2,296	(1,617)
Increase (decrease) in liabilities
Claim liabilities	(30,335)	2,455	25,659
Liability for future policy benefits	23,930	22,665	22,376
Unearned premiums	(4,706)	(8,588)	1,088
Policyholder deposits	3,510	3,217	2,289
Liability to FEHBP	7,518	(13,205)	2,302
Accounts payable and accrued liabilities	6,397	21,469	(5,785)
Net cash provided by operating activities	37,991	112,948	109,720

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows
December 31, 2014 and 2013
(Dollar amounts in thousands, except per share data)

	2014	2013	2012
Cash flows from investing activities
Proceeds from investments sold or matured
Securities available for sale
Fixed maturities sold	$235,282	$160,978	$116,718
Fixed maturities matured	31,329	96,597	141,266
Equity securities sold	113,942	132,433	53,120
Securities held to maturity
Fixed maturities matured	4,127	1,440	11,635
Other investments	8,925	-	-
Acquisition of investments
Securities available for sale
Fixed maturities	(288,507)	(323,003)	(313,188)
Equity securities	(69,101)	(132,543)	(98,095)
Securities held to maturity
Fixed maturities	(935)	(1,325)	(2,494)
Other investments	(483)	(512)	(206)
Net repayment (disbursements) for policy loans	(555)	(313)	146
Acquisition of business, net of cash acquired of $4,618 and $816 in the year ended December 31, 2013 and 2012, respectively	-	(4,795)	(2,685)
Net capital expenditures	(4,783)	(11,809)	(12,078)
Net cash provided by (used in) investing activities	29,241	(82,852)	(105,861)
Cash flows from financing activities
Repurchase and retirement of common stock	(11,337)	(18,250)	(2,299)
Proceeds from exercise of stock options	-	-	316
Change in outstanding checks in excess of bank balances	(4,858)	15,123	(19,841)
Repayments of long-term borrowings	(14,835)	(11,969)	(26,955)
Net change in short-term borrowings	-	(30,000)	30,000
Proceeds from annuity contracts	9,551	9,212	39,709
Surrenders of annuity contracts	(10,072)	(9,420)	(7,059)
Net cash (used in) provided by financing activities	(31,551)	(45,304)	13,871
Net increase (decrease) in cash and cash equivalents	35,681	(15,208)	17,730
Cash and cash equivalents
Beginning of year	74,356	89,564	71,834
End of year	$110,037	$74,356	$89,564

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

1.	Nature of Business

Triple-S Management Corporation (the Corporation, the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries that are subject directly or indirectly to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance), the Division of Banking and Insurance of the Office of the Lieutenant Governor of the U.S. Virgin Islands (USVI Division of Banking and Insurance), the General Superintendence of Insurance of Costa Rica, the British Virgin Islands (BVI) Financial Services Commission, and the Anguilla Financial Services Commission: (1) Triple-S Salud, Inc. (TSS) and Socios Mayores en Salud Holdings, Inc. (from now on referred to as Triple-S Advantage or TSA), managed care organizations that provide health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations; (2) Triple-S Vida, Inc. (TSV) and Triple-S Blue, Inc. (TSB) (formerly known as Atlantic Southern Insurance Company (ASICO)), which are engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (3)  Triple-S Propiedad, Inc. (TSP), which is engaged in the underwriting of property and casualty insurance policies.  The Company, TSS and TSA are members of the Blue Cross and Blue Shield Association (BCBSA).

In January 2012, we acquired a controlling interest in a health clinic in Puerto Rico, as part of our strategic initiatives.  The clinic became a member of the Mayo Clinic network on 2013.

On November 7, 2013, the Company, through its subsidiary TSV, completed the acquisition of 100% of the outstanding shares of capital stock of ASICO, now Triple-S Blue, a life insurance company authorized to do business in Puerto Rico, the Republic of Costa Rica, Anguilla, and the British Virgin Islands.  The results of operations and financial condition of this acquisition are included in the accompanying consolidated financial statements for the periods following the effective date of the acquisition.

Through our subsidiary TSS, we provide services to participants of the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid).  On October 17, 2011, TSS entered into a contract with the Commonwealth of Puerto Rico (the government of Puerto Rico), effective November 1, 2011, to administer the provision of the physical health component of this program in designated service regions in Puerto Rico.  On July 1, 2013, TSS amended its contract extending the administration of the provision of the physical health component of the Medicaid program in service regions in the Commonwealth of Puerto Rico currently administered by TSS for a 12-month period expiring on June 30, 2014. This amendment also transferred the administration of the three remaining service regions to TSS upon completion of a transition period, which ended on October 1, 2013.  On June 30, 2014, the contract was extended for a nine-month period expiring March 31, 2015.  In accordance with the terms of this new contract with the government of Puerto Rico, TSS receives a monthly per-member, per-month administrative fee for its services and does not bear the insurance risk of the program.

The Company also has two other wholly owned subsidiaries, Interactive Systems, Inc. (ISI) and Triple-C, Inc. (TC).  ISI is mainly engaged in providing data processing services to the Company and its subsidiaries.  TC was engaged as a third-party administrator for TSS in the administration of the Medicaid business and is currently inactive.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

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

Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the period.  Actual results could differ from those estimates.  The most significant items on the consolidated balance sheets that involve a greater degree of accounting estimates and actuarial determinations subject to changes in the near future are the assessment of claim liabilities, the liability for future policy benefits, other-than-temporary impairments, allowance for doubtful receivables, deferred policy acquisition costs and value of business acquired, goodwill, intangible assets, and liability for pension benefits.  As additional information becomes available (or actual amounts are determinable), the recorded estimates are revised and reflected in operating results of the period they are determined.  Although some variability is inherent in these estimates, the Company believes the amounts provided represent management’s best estimate.

Cash Equivalents
The Company considers all highly liquid debt instruments with maturities of three months or less at the date of acquisition to be cash equivalents.  Cash equivalents of $26,091 and $32,646 at December 31, 2014 and 2013, respectively, consist principally of money market funds, obligations of government‑sponsored enterprises and certificates of deposit with original maturities of three months or less.

Investments
Investment in securities at December 31, 2014 and 2013 consists mainly of obligations of government‑sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, corporate bonds, residential mortgage-backed securities, collateralized mortgage obligations, and equity securities.  The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Securities classified as held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity.  All other securities not included in trading or held to maturity are classified as available for sale.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
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
December 31, 2014, 2013 and 2012
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

The Company regularly invests in mortgaged-backed securities and other securities subject to prepayment and call risk.  Significant changes in prevailing interest rates may adversely affect the timing and amount of cash flows on such securities.  In addition, the amortization of market premium and accretion of market discount for mortgaged-backed securities is based on historical experience and estimates of future payment speeds on the underlying mortgage loans.  Actual prepayment speeds may differ from original estimates and may result in material adjustments to amortization or accretion recorded in future periods.

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

Premiums for the Medicare Advantage (MA) business are based on a bid contract with the Centers for Medicare and Medicaid Services (CMS) and billed in advance of the coverage period.  MA contracts provide for a risk factor to adjust premiums paid for members that represent a higher or lower risk to the Company.  Retroactive rate adjustments are made periodically based on the aggregate health status and risk scores of the Company’s MA membership.  These risk adjustments are evaluated quarterly, based on actuarial estimates.  Actual results could differ from these estimates.  As additional information becomes available, the recorded estimate is revised and reflected in operating results in the period in which it becomes available.

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
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

Administrative service fees include revenue from certain groups which have managed care contracts that provide for the group to be at risk for all or a portion of their claims experience.  For these groups, the Company is not at risk and only handles the administration of managed care coverage for an administrative service fee.  The Company pays claims under commercial self-funded arrangements from its own funds, and subsequently receives reimbursement from these groups.  The claims related to the administration of the Medicaid business are paid from a bank account owned and funded by the Government of Puerto Rico.  Claims paid under self-funded arrangements are excluded from the claims incurred in the accompanying consolidated financial statements.  Administrative service fees under the self-funded arrangements are recognized based on the group’s membership or incurred claims for the period multiplied by an administrative fee rate plus other fees.  In addition, some of these self-funded groups purchase aggregate and/or specific stop-loss coverage.  In exchange for a premium, the group’s aggregate liability or the group’s liability on any one episode of care is capped for the year.  Premiums for the stop-loss coverage are actuarially determined based on experience and other factors and are recorded as earned over the period of the contract in proportion to the coverage provided.  This fully insured portion of premiums is included within the premiums earned, net in the accompanying consolidated statements of earnings.  The Medicaid contract with the Government of Puerto Rico contains a savings-sharing provision whereby the Government of Puerto Rico shares with TSS a portion of the medical cost savings obtained with the administration of the regions served on an administrative service basis.  Any savings-sharing amount is recorded when earned as administrative service fees in the accompanying consolidated statements of earnings.

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

Allowance for Doubtful Receivables
The allowance for doubtful receivables is based on management’s evaluation of the aging of accounts and such other factors, which deserve current recognition.  Actual losses could differ from these estimates.  Receivables are charged-off against their respective allowance accounts when deemed to be uncollectible.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

Deferred Policy Acquisition Costs and Value of Business Acquired
Certain direct costs for acquiring successful life and accident and health, and property and casualty insurance business are deferred by the Company.  Substantially all acquisition costs related to the managed care business are expensed as incurred.

In the life and accident and health business deferred acquisition costs consist of commissions and certain expenses related to the production of life, annuity, accident and health, and credit business.  In the event that future premiums, in combination with policyholder reserves and anticipated investment income, could not provide for all future maintenance and settlement expenses, the amount of deferred policy acquisition costs would be reduced to provide for such amount.  The related amortization is provided over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies.  Interest is considered in the amortization of deferred policy acquisition cost and value of business acquired.  For these contracts interest is considered at a level rate at the time of issue of each contract, 4.90% for 2014, 2013 and 2012, and, in the case of the value of business acquired, at the time of any acquisition.  For certain other long-duration contracts, deferred amounts are amortized at historical and forecasted credited interest rates.  Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits.  The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated net realizable value.  In determining estimated net realizable value, the computations give effect to the premiums to be earned, related investment income, losses and loss-adjustment expenses, and certain other costs expected to be incurred as the premium is earned.  Costs deferred on universal life and interest sensitive products are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, expenses and surrender charges.  Estimates used are based on the Company’s experience as adjusted to provide for possible adverse deviations.  These estimates are periodically reviewed and compared with actual experience.  When it is determined that future expected experience differs significantly from that assumed, the estimates are revised for current and future issues.

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
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

Estimated
Asset Category	Useful Life

Buildings	20 to 50 years
Building improvements	3 to 5 years
Leasehold improvements	Shorter of estimated useful
life or lease term
Office furniture	5 years
Computer software	3 to 10 years
Computer equipment, equipment,
and automobiles	3 years

Software Development Costs
Costs related to software developed or obtained for internal use that is incurred in the preliminary project stage are expensed as incurred.  Once capitalization criteria are met, directly attributable development costs are capitalized and amortized over the expected useful life of the software.  Upgrade and maintenance costs are expensed as incurred.  During the year ended December 31, 2013, the Company capitalized approximately $3,811 associated with the implementation of new software. During the year ended December 31, 2014, there were no development costs capitalized associated with the implementation of new software.

Long-Lived Assets, including goodwill
Long‑lived assets, such as property and equipment, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.  Assets to be disposed of would be separately presented in the balance sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.  The assets and liabilities of a disposal group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheets.

During 2014, the Company identified events that indicate that the carrying amount of the intangible assets purchased as part of the health clinic acquisition may not be recoverable.  As such, the Company performed an impairment analysis on those intangible assets and based on the results of the test, an impairment charge of $2,221 was recorded caused by the carrying value being greater than its fair value.  After the impairment charge, which is included within the consolidated operating expenses, there is no remaining carrying value of the acquired intangible asset as of December 31, 2014. During 2013 and 2012, annual impairment tests on intangible assets were performed and based on the results of the tests no impairment was recorded.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
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

The 2014 and 2012 annual goodwill impairment tests were performed and based on the results of the tests no impairment was recorded. If the Company does not achieve its earnings objectives or the cost of capital raises significantly, the assumptions and estimates underlying these impairment tests could be adversely affected and result in future impairment charges that would negatively impact its operating results.

The Company performed its annual goodwill impairment analysis in the fourth quarter of year 2013 and based on the results of the test, an impairment charge for the health clinic reporting unit disclosed below was recorded.

The Company concluded that fair value was below carrying value for the health clinic reporting unit acquired in January 2012. The fair value of the health clinic reporting unit was based on the income approach.  The decline in the estimated fair value of the health clinic reporting unit results from lower projected revenue growth rates and profitability levels used to calculate the discounted cash flows. The lower projected operating results reflect changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, expected deal synergies and other expectations about the anticipated short-term and long-term operating results of the health clinic business.   The decline in the fair value of the health clinic reporting unit in the step two goodwill impairment test, resulted in an implied fair value that indicated the book value should be reduced to zero. As a result, the Company recorded a goodwill impairment charge of $2,369 during the year December 31, 2013.  The goodwill impairment charge is included within the consolidated operating expenses.

Claim Liabilities
Claim liabilities for managed care policies represent the estimated amounts to be paid to providers based on experience and accumulated statistical data.  Loss-adjustment expenses related to such claims are currently accrued based on estimated future expenses necessary to process such claims.

The Company contracts with various independent practice associations (IPAs) for certain medical care services provided to some policies subscribers.  The IPAs are compensated on a capitation basis.  In the Medicaid business and certain MA policies, a portion of the capitation payments is retained to provide for incurred but not reported losses.  At December 31, 2014 and 2013, total withholdings and capitation payable amounted to $40,072 and $42,298, respectively, which are recorded as part of the claim liabilities in the accompanying consolidated balance sheets.

Claim liabilities include unpaid claims and loss-adjustment expenses of the life and accident and health business based on a case-basis estimate for reported claims, and on estimates, based on experience, for unreported claims and loss-adjustment expenses.  The liability for policy and contract claims and claims expenses has been established to cover the estimated net cost of insured claims.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
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

Policyholder Deposits
Amounts received for annuity contracts are considered deposits and recorded as a liability along with the accrued interest and reduced for charges and withdrawals.  Interest incurred on such deposits, which amounted to $3,510, $3,217, and $2,889, during the years ended December 31, 2014, 2013, and 2012, respectively, is included within the interest expense in the accompanying consolidated statements of earnings.

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

Income Taxes
Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of earnings in the period that includes the enactment date.  The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which the change in circumstances occurs.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

The Company records any interest and penalties related to unrecognized tax benefits within the operating expenses in the consolidated statement of earnings.

The holding company within the TSA group of companies is a U.S.-based company that has not recorded a U.S. deferred tax liability for the excess of the book basis over the tax basis of its investments in Puerto Rico corporations.  TSA has not recorded a deferred tax liability to the extent that the basis difference results from outside basis difference created as a result of the business combination and earnings that meet the indefinite reversal criteria. The indefinite reversal criteria is met if the Puerto Rico subsidiary has invested, or will invest, the undistributed earnings indefinitely. The decision as to the amount of undistributed earnings intended to be maintained in Puerto Rico corporations takes into account several items including, but not limited to, actual results of operations, forecasts and budgets of financial needs of cash for working capital, liquidity plans, capital improvement programs, merger and acquisition plans as well as expected cash requirements in the U.S. or in other Puerto Rico subsidiaries from the U.S.-based company.

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
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

Recently Issued Accounting Standards

In July 2011, the FASB issued guidance to address questions about how health insurers should recognize and classify in their income statements fees mandated by the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act.  A health insurer’s portion of the annual fee becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk for each applicable calendar year.  We adopted the provisions of this guidance on January 1, 2014 and upon implementation recorded a liability in the consolidated accounts payable and accrued liabilities of approximately $28,500 representing an estimate of the fee for 2014.  A corresponding deferred cost was recorded in the consolidated other assets.  The Corporation updated this estimate for adjustment in subsequent quarters to reflect the final annual fee assessment of $27,700 paid during the year 2014 and recognized within the consolidated operating expenses.

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

On June 19, 2014, the FASB issued updated guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period.  This guidance seeks to resolve the diversity in practice that exists when accounting for share-based payments.  In particular, this guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance condition.  For all entities, this guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with earlier adoption permitted.  We are currently evaluating the impact, if any, the adoption of this guidance will have on our financial position or results of operations.

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued that could have a material impact in the Company’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

3.	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 2014 and 2013, were as follows:

	2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$129,649	$1,014	$(19)	$130,644
U.S. Treasury securities and obligations of U.S. government instrumentalities	94,480	648	(28)	95,100
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	35,115	138	-	35,253
Municipal securities	585,088	49,181	(50)	634,219
Corporate bonds	147,224	17,744	(134)	164,834
Residential mortgage-backed securities	6,808	311	-	7,119
Collateralized mortgage obligations	46,921	1,809	-	48,730
Total fixed maturities	1,045,285	70,845	(231)	1,115,899
Equity securities-Mutual funds	150,799	47,049	(92)	197,756
Total	$1,196,084	$117,894	$(323)	$1,313,655

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

	2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$104,317	$1,854	$(380)	$105,791
U.S. Treasury securities and obligations of U.S. government instrumentalities	38,131	1,068	-	39,199
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	49,557	262	(4,814)	45,005
Municipal securities	597,297	19,328	(5,182)	611,443
Corporate bonds	146,936	9,883	(879)	155,940
Residential mortgage-backed securities	7,388	324	(9)	7,703
Collateralized mortgage obligations	87,854	3,072	(133)	90,793
Total fixed maturities	1,031,480	35,791	(11,397)	1,055,874
Equity securities-Mutual funds	187,356	53,013	(436)	239,933
Total	$1,218,836	$88,804	$(11,833)	$1,295,807

	2014
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalties	$622	$198	$-	$820
Residential mortgage-backed securities	217	21	-	238
Certificates of deposits	2,105	-	-	2,105
	$2,944	$219	$-	$3,163

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

	2013
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Securities held to maturity
Obligations of government-sponsored enterprises	$1,793	$26	$-	$1,819
U.S. Treasury securities and obligations of U.S. government instrumentalties	622	117	-	739
Residential mortgage-backed securities	346	27	-	373
Certificates of deposits	3,378	-	-	3,378
	$6,139	$170	$-	$6,309

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 and 2013 were as follows:

	2014
	Less than 12 months			12 months or longer			Total
		Gross			Gross			Gross
	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of	Estimated	Unrealized	Number of
	Fair Value	Loss	Securities	Fair Value	Loss	Securities	Fair Value	Loss	Securities

Securites available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$43,105	$(19)	2	$-	$-	-	$43,105	$(19)	2
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	39,966	(28)	2	-	-	-	39,966	(28)	2
Municipal securities	6,749	(24)	3	6,693	(26)	3	13,442	(50)	6
Corporate bonds	17,053	(50)	4	20,405	(84)	4	37,458	(134)	8
Total fixed maturities	106,873	(121)	11	27,098	(110)	7	133,971	(231)	18
Equity securities-Mutual funds	7,773	(92)	2	-	-	-	7,773	(92)	2
Total for securities available for sale	$114,646	$(213)	13	$27,098	$(110)	7	$141,744	$(323)	20

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

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

The Corporation regularly monitors and evaluates the difference between the amortized cost and estimated fair value of investments.  For investments with a fair value below amortized cost, the process includes evaluating: (1) the length of time and the extent to which the estimated fair value has been less than amortized cost for fixed maturity securities, or cost for equity securities, (2) the financial condition, near-term and long-term prospects for the issuer, including relevant industry conditions and trends, and implications of rating agency actions, (3) the Company’s intent to sell or the likelihood of a required sale prior to recovery, (4) the recoverability of principal and interest for fixed maturity securities, or cost for equity securities, and (5) other factors, as applicable.  This process is not exact and requires further consideration of risks such as credit and interest rate risks.  Consequently, if an investment’s cost exceeds its estimated fair value solely due to changes in interest rates, other-than temporary impairment may not be appropriate.

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
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

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

The Corporation reviews the investment portfolios under the Corporation’s impairment review policy.  Given market conditions and the significant judgments involved, there is a continuing risk that declines in fair value may occur and material other-than-temporary impairments may be recorded in future periods.  The Corporation from time to time may sell investments as part of its asset/liability management process or to reposition its investment portfolio based on current and expected market conditions.

Obligations of Government-Sponsored Enterprises, and Obligations of U.S. Government Instrumentalities:  The unrealized losses on the Corporation’s investments in obligations of Government Sponsored Enterprises and U.S. Government Instrumentalities were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $22,335 and a gross unrealized gain of $5, (2) bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina) with a fair value of $11,269; a gross unrealized gain of $65, and (3) bonds of various other Puerto Rico issuers with a fair value of $1,649 and a gross unrealized gain of $68.

Besides holdings in escrowed bonds, which are backed by US Government securities and therefore have an implicit AA+/Aaa rating, our largest positions are in senior lien bonds issued by Cofina. These sales tax bonds are secured by a 7% sales tax levied on the island, of which 1.5% is allocated to municipalities.  Of the remaining 5.5%, the largest of 3.5% or a base amount is pledged to these sales tax bonds. The percentage pledged to the sales tax bonds was increased in October 2013 from 2.75% to 3.5%.  In terms of flow of funds, the 5.5% remaining revenue is first used for debt service on the senior lien bonds, then for debt service on the subordinated bonds and the excess flows into the General Fund.

On June 28, 2014, Act 71-2014, known as the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (“the Recovery Act”) was signed into law to provide a legal framework for restructuring public corporation debt. The Central Government, municipalities and related agencies (including Cofina and Puerto Rico’s Government Development Bank (GDB)) are explicitly not eligible, i.e. these cannot be restructured under this new act. In other words, the Act makes a clear distinction between the central Government and its related entities versus the agencies and public corporations. Both Moody’s and Standard & Poor’s (S&P) have taken various ratings actions on the back of this new legislation, including on those credits that were explicitly excluded under the new Act. The rating agencies have positioned their ratings of bonds issued by Cofina closer to that of General Obligation debt.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

S&P notes that the proposal is indicative of the growing economic and fiscal challenges for the Commonwealth as a whole, which could lead to additional liquidity pressures. S&P also mentions that this legislation may also signal a potential shift in the Commonwealth’s historically strong willingness to continue to meet its obligations to bondholders. On July 11, 2014, S&P lowered its Cofina rating for senior lien bonds from AA- to BBB, combined with a negative outlook. According to Moody’s, the new law marks the end of the Commonwealth’s long history of taking actions needed to support its debt. The rating agency notes that it signals a depleted capacity for revenue increases and austerity measures, and a new preference for shifting fiscal pressures to creditors. In Moody’s view this has implications for all of Puerto Rico’s debt, i.e. not only of the public corporations but also of the central Government. On July 1, 2014, Moody’s lowered its Cofina ratings from Baa1 to Ba3 for senior lien bonds, combined with a negative outlook.

The market price of longer dated Cofina bonds dropped below their par value in the second quarter of 2013. The bonds registered a further drop to current levels in July 2014, after the downgrades by both rating agencies. Some of our positions were acquired during this period, as part of a strategy to reduce the maturity of our Cofina holdings. This means that some of our positions have been at an unrealized loss for a shorter period, even though the Cofina credit has been under pressure for more than 6 quarters.

In the fourth quarter of 2014, the Corporation decided to sell a net amount of $8,627 (fair value) in order to reduce Cofina exposure, realizing a loss of $1,843.

The Corporation considered the Cofina positions other-than-temporary impaired as of December 31, 2014 because: (a) the decision to reduce exposure constitutes a change in intent, triggering an other-than-temporary impairment on any remaining positions at an unrealized loss, (b) the remaining positions have been at an unrealized loss for around 6 months, prices for longer Cofina bonds in general have been below par for more than 6 quarters, and we do not expect a recovery to book value in the near future, (c) the Cofina credit could be affected if the financial position of the Commonwealth of Puerto Rico as a whole does not show signs of improvement soon. As a result, the Corporation registered an other-than-temporary impairment for a total amount of $1,170.

The bonds of various other Puerto Rico issuers, which are mentioned above, consist of General Obligation bonds insured by National Public Finance Guarantee (AA- stable outlook, A3 negative outlook) and GDB notes (BB-, B3 negative outlook). The position in GDB notes was at an unrealized loss of $27 as of December 31, 2014. In order to be consistent among the Puerto Rico credits, this amount was included in the impairment adjustment mentioned above.

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
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

Mutual Funds: As of December 31, 2014, investments in mutual funds with unrealized losses are not considered other-than-temporarily impaired because the funds have been in an unrealized loss position for less than six months or the unrealized loss is small (less than $100 and/or 20%).

Maturities of investment securities classified as available for sale and held to maturity at December 31, 2014 were as follows:

	Amortized	Estimated
	Cost	Fair Value

Securities available for sale
Due in one year or less	$50,050	$50,191
Due after one year through five years	358,681	365,220
Due after five years through ten years	121,781	129,492
Due after ten years	461,044	515,147
Residential mortgage-backed securities	6,808	7,119
Collateralized mortgage obligations	46,921	48,730
	$1,045,285	$1,115,899
Securities held to maturity
Due in one year or less	$2,105	$2,105
Due after ten years	622	820
Residential mortgage-backed securities	217	238
	$2,944	$3,163

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Investments with an amortized cost of $4,383 and $5,389 (fair value of $4,582 and $4,487) at December 31, 2014 and 2013, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code of the Commonwealth of Puerto Rico (the Insurance Code).  Investment with an amortized cost of $515 and $511 (fair value of $515 and $511) at December 31, 2014 and 2013, respectively, was deposited with the USVI Division of Banking and Insurance.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

Information regarding realized and unrealized gains and losses from investments for the years ended December 31, 2014, 2013, and 2012 is as follows:

	2014	2013	2012

Realized gains (losses)
Fixed maturity securities
Securities available for sale
Gross gains from sales	$5,118	$5,408	$1,988
Gross losses from sales	(5,884)	(4,553)	(460)
Gross losses from other-than-temporary impairments	(1,170)	-	-
Total fixed maturity securities	(1,936)	855	1,528
Equity securities
Securities available for sale
Gross gains from sales	20,848	5,084	4,905
Gross losses from sales	(2,106)	(2,310)	(1,236)
Gross losses from other-than-temporary impairments	-	(1,042)	-
Total equity securities	18,742	1,732	3,669
Net realized gains on securities available for sale	16,806	2,587	5,197
Gross gain from other investment	1,425	-	-
Net realized gains on securities	$18,231	$2,587	$5,197

The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.

	2014	2013	2012

Changes in unrealized gains (losses)
Recognized in accumulated other comprehensive income (loss)
Fixed maturities – available for sale	46,220	(71,904)	20,959
Equity securities – available for sale	(5,620)	28,369	17,967
	$40,600	$(43,535)	$38,926
Not recognized in the consolidated financial statements
Fixed maturities – held to maturity	$49	$(207)	$(191)

The deferred tax asset (liability) on unrealized gains change recognized in accumulated other comprehensive income during the years 2014, 2013, and 2012 was $(4,717), $6,604, and $(4,548), respectively.

As of December 31, 2014 and 2013 no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

4.	Net Investment Income

Interest and/or dividend income from:

	Years ended December 31
	2014	2013	2012

Fixed maturities	$38,559	$37,302	$38,623
Equity securities	7,660	8,640	6,831
Policy loans	545	472	466
Cash equivalents and interest-bearing deposits	117	84	115
Other	659	790	755
Total	$47,540	$47,288	$46,790

5.	Premium and Other Receivables, Net

Premium and other receivables, net as of December 31 were as follows:

	2014	2013

Premium	$131,496	$108,963
Self-funded group receivables	62,189	55,598
FEHBP	12,384	11,804
Agent balances	25,300	27,655
Accrued interest	11,737	11,879
Reinsurance recoverable	50,686	46,116
Unsettled sales	10,456	-
Other	47,742	34,473
	351,990	296,488
Less allowance for doubtful receivables:
Premium	28,983	14,403
Others	7,385	7,146
	36,368	21,549
Premium and other receivables, net	$315,622	$274,939

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

The movement of deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31, 2014, 2013, and 2012 is summarized as follows:

	DPAC	VOBA	Total

Balance, December 31, 2011	$115,340	$40,448	$155,788
Additions	55,928	-	55,928
VOBA interest at an average rate of 5.24%	-	2,184	2,184
Amortization	(38,739)	(6,504)	(45,243)
Net change	17,189	(4,320)	12,869
Balance, December 31, 2012	132,529	36,128	168,657

Additions	48,137	4,499	52,636
VOBA interest at an average rate of 5.24%	-	1,951	1,951
Amortization	(39,738)	(6,217)	(45,955)
Net change	8,399	233	8,632
Balance, December 31, 2013	140,928	36,361	177,289

Additions	48,723	-	48,723
VOBA interest at an average rate of 5.17%	-	1,726	1,726
Amortization	(37,895)	(5,743)	(43,638)
Net change	10,828	(4,017)	6,811
Balance, December 31, 2014	$151,756	$32,344	$184,100

The VOBA addition in 2013 is related to the TSB acquisition.  The amortization expense of the deferred policy acquisition costs and value of business acquired is included within the operating expenses in the accompanying consolidated statement of earnings.
The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2015	$4,208
2016	3,213
2017	2,815
2018	2,489
2019	2,498

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

7.	Property and Equipment, Net

Property and equipment, net as of December 31 are composed of the following:

	2014	2013

Land	$10,976	$10,976
Buildings and leasehold improvements	62,989	60,459
Office furniture and equipment	20,240	18,681
Computer equipment and software	109,445	112,679
Automobiles	494	835
	204,144	203,630
Less accumulated depreciation and amortization	125,801	114,544
Property and equipment, net	$78,343	$89,086

8.	Intangible Asset

Intangible assets, included within other assets, at December 31, 2014 and 2013 consist of:

	2014	2013

Trade name	$5,476	$5,529
Membership base	41,188	41,188
Provider networks	1,681	2,808
Other	760	3,480
	49,105	53,005
Accumulated amortization	39,898	34,741
Intangible assets, net	$9,207	$18,264

Trade name and provider networks are amortized over the expected life of 3 and 5 years, respectively.  Membership base is amortized over the expected life between 1 and 13 years, or using determined percentages, ranging from 25% to 30%.

Amortization expense of intangible assets recorded for the years ended December 31, 2014, 2013, and 2012 amounted to $5,745, $8,638, and $10,443, respectively.

Estimated amortization expense for the following five years is as follows:

Year ending December 31:
2015	$2,868
2016	1,735
2017	1,200
2018	894
2019	709

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

The following table summarizes fair value measurements by level at December 31, 2014 and 2013 for assets measured at fair value on a recurring basis:

	2014
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$130,644	$-	$130,644
U.S. Treasury securities and obligations of U.S. government instrumentalities	95,100	-	-	95,100
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	35,253	-	35,253
Municipal securities	-	634,219	-	634,219
Corporate Bonds	-	164,834	-	164,834
Residential agency mortgage-backed securities	-	7,119	-	7,119
Collaterized mortgage obligations	-	48,730	-	48,730
Total fixed maturities	95,100	1,020,799	-	1,115,899

Equity securities - Mutual funds	160,461	23,946	13,349	197,756
	$255,561	$1,044,745	$13,349	$1,313,655

	2013
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$105,791	$-	$105,791
U.S. Treasury securities and obligations of U.S. government instrumentalities	39,199	-	-	39,199
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	45,005	-	45,005
Municipal securities	-	611,443	-	611,443
Corporate Bonds	-	155,940	-	155,940
Residential agency mortgage-backed securities	-	7,703	-	7,703
Collaterized mortgage obligations	-	90,793	-	90,793
Total fixed maturities	39,199	1,016,675	-	1,055,874

Equity securities - Mutual funds	158,281	63,742	17,910	239,933
	$197,480	$1,080,417	$17,910	$1,295,807

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

The fair value of fixed maturity and equity securities included in the Level 2 category were based on market values obtained from independent pricing services, which utilize evaluated pricing models that vary by asset class and incorporate available trade, bid and other market information and for structured securities, cash flow and when available loan performance data.  Because many fixed income securities do not trade on a daily basis, the models used by independent pricing service providers to prepare evaluations apply available information, such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.  For certain equity securities, quoted market prices for the identical security are not always available and the fair value is estimated by reference to similar securities for which quoted prices are available.  The independent pricing service providers monitor market indicators, industry and economic events, and for broker-quoted only securities, obtain quotes from market makers or broker-dealers that they recognize to be market participants. The fair value of the investments in partnerships included in the Level 3 category was based on the net asset value (NAV) which is affected by the changes in the fair market value of the investments held in these partnerships.

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the years ended December 31, 2014 and 2013.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013 is as follows:

Level 3

Ending balance December 31, 2012	$12,822
Realized gains	192
Unrealized in other accumulated comprehensive income	2,756
Purchases	2,439
Sales	(299)
Ending balance December 31, 2013	$17,910
Realized gains	2,552
Unrealized in other accumulated comprehensive income	(2,937)
Purchases	501
Distributions received	(4,677)
Ending balance December 31, 2014	$13,349

In addition to the preceding disclosures on assets recorded at fair value in the consolidated balance sheets, accounting guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at December 31, 2014 and 2013 are as follows:

	2014
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,260	$-	$7,260	$-	$7,260

Liabilities:
Policyholder deposits	$118,912	$-	$118,912	$-	$118,912
Long-term borrowings:
Loans payable to bank - variable	14,467	-	14,467	-	14,467
6.6% senior unsecured notes payable	35,000	-	33,513	-	33,513
Repurchase agreement	25,000	-	25,337	-	25,337
Total long-term borrowings	74,467	-	73,317	-	73,317
Total liabilities	$193,379	$-	$192,229	$-	$192,229

	2013
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$6,705	$-	$6,705	$-	$6,705

Liabilities:
Policyholder deposits	$115,923	$-	$115,923	$-	$115,923
Long-term borrowings:
Loans payable to bank - variable	16,107	-	16,107	-	16,107
Loans payable to bank - fixed	13,195	-	13,195	-	13,195
6.6% senior unsecured notes payable	35,000	-	33,775	-	33,775
Repurchase agreement	25,000	-	25,638	-	25,638
Total long-term borrowings	89,302	-	88,715	-	88,715
Total liabilities	$205,225	$-	$204,638	$-	$204,638

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

10.	Claim Liabilities

The activity in claim liabilities during 2014, 2013, and 2012 is as follows:

	2014	2013	2012

Claim liabilities at beginning of year	$420,421	$416,918	$391,259
Reinsurance recoverable on claim liabilities	(37,557)	(39,051)	(37,234)
Net claim liabilities at beginning of year	382,864	377,867	354,025
Claim liabilities acquired from business acquisitions	-	1,048	-
Claims incurred
Current period insured events	1,761,199	1,832,414	1,900,053
Prior period insured events	(37,411)	(19,203)	(2,978)
Total	1,723,788	1,813,211	1,897,075
Payments of losses and loss-adjustment expenses
Current period insured events	1,499,646	1,507,302	1,579,970
Prior period insured events	257,555	301,960	293,263
Total	1,757,201	1,809,262	1,873,233
Net claim liabilities at end of year	349,451	382,864	377,867
Reinsurance recoverable on claim liabilities	40,635	37,557	39,051
Claim liabilities at end of year	$390,086	$420,421	$416,918

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credits in the claims incurred and loss-adjustment expenses for prior period insured events for 2014, 2013 and 2012 are due primarily to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $23,807, $22,990, and $22,784 that is included within the consolidated claims incurred during the years ended December 31, 2014, 2013 and 2012, respectively.

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
December 31, 2014, 2013 and 2012
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

The contract with OPM allows for the payment to the Company of service fees as negotiated between TSS and OPM.  Service fees, which are included within the other income, net in the accompanying consolidated statements of earnings, for each of the years in the three-year period ended December 31, 2014 amounted to $1,229, $1,204, and $1,117, respectively.

The Company also has funds available related to the FEHBP amounting to $39,835 and $31,326  as of December 31, 2014 and 2013, respectively and are included within the cash and cash equivalents in the accompanying consolidated balance sheets.  Such funds must only be used to cover health benefits charges, administrative expenses and service charges required by the FEHBP.

A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations.  Accordingly, such reserve is not reflected in the consolidated balance sheets.  The balance of such reserve as of December 31, 2014 and 2013 was $24,824 and $31,328, respectively.  The Company received $12,766, $634, and $3,463, of payments made from the contingency reserve fund of OPM during 2014, 2013, and 2012, respectively.

The claim payments and operating expenses charged to the FEHBP are subject to audit by the U.S. government.  Management is of the opinion that an adjustment, if any, resulting from such audits will not have a significant effect on the accompanying financial statements.  The claim payments and operating expenses reimbursed in connection with the FEHBP have been audited through 2011 by OPM.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

12.	Long-Term Borrowings

A summary of the borrowings entered by the Company at December 31, 2014 and 2013 is as follows:

	2014	2013

Senior unsecured notes payable of $60,000 issued on December 2005; Interest is due December 2020. payable monthly at a fixed rate of 6.60%.	$35,000	$35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.24% and 1.25% at December 31, 2014, and 2013, respectively).	14,467	16,107
Repurchase agreement of $25,000 entered on November 2010, due November 2015. Interest is payable quarterly at a fixed rate of 1.96%.	25,000	25,000
Secured loan payable of $14,138, payable in 35 monthly installments of $81 of principal and interest at a fixed rate of 4.75% and a last payment of $12,931 in December 2014.	-	13,195
Total borrowings	$74,467	$89,302

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

Aggregate maturities of the Company’s borrowings as of December 31, 2014 are summarized as follows:

Year ending December 31
2015	$26,640
2016	1,640
2017	1,640
2018	1,640
2019	1,640
Thereafter	41,267
$74,467

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company.  The Company’s senior unsecured notes contain certain non-financial covenants with which the Company has complied at December 31, 2014.  During 2013 and 2012, we repaid $10,000 and $25,000, respectively of the principal of the 6.70% senior unsecured note.

Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note.  Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2014 and 2013 amounted to $132 and $157, respectively and are included within other assets in the accompanying consolidated balance sheets.

The secured loan payable with original principal balance of $41,000 is guaranteed by a first mortgage held by the bank on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the loan under a continuing general security agreement.  This secured loan contains certain non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.

The secured loan payable with original principal balance of $14,138 was paid in full on December 23, 2014 and was guaranteed by a first position held by the bank on the health clinic’s premises (land and building) and all of the health clinic's assets as collateral for the term of the loan under a continuing general security agreement.  This secured loan contained certain financial and non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.

The repurchase agreement has pledged as collateral investment securities available for sale with fair value of $27,135 (face value of $27,110) and $27,915 (face value of $27,835) as of December 31, 2014 and 2013, respectively.  The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on the accompanying consolidated balance sheets.

Interest expense on the above borrowings amounted to $3,639, $4,106, and $5,554, for the years ended December 31, 2014, 2013, and 2012, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

13.	Agency Contract and Expense Reimbursement

On March 1, 2009, the Centers for Medicare and Medicaid Services (CMS) awarded to First Coast Service Options (FCSO), a non-affiliated third party organization based in Jacksonville, Florida, the Medicare Administrative Contract (MAC) for Jurisdiction 9 (Florida, Puerto Rico and the U.S. Virgin Islands).  FCSO proposed TSS as a subcontractor in MAC Jurisdiction 9 to perform certain provider customer service functions, subject to terms and conditions negotiated between FSCO and TSS.  Pursuant to this, TSS billed reimbursements of expenses of $2,644, $2,663 and $2,982 for performing the customer service functions during the years ended December 31, 2014, 2013 and 2012, respectively.

The operating expense reimbursements in connection with processing Medicare claims have been audited through 2009 by federal government representatives.  Management is of the opinion that no significant adjustments will be made affecting cost reimbursements through December 31, 2014.

14.	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

		Premiums Earned			Claims Incurred(1)
	2014	2013	2012	2014	2013	2012

Gross	$2,199,351	$2,281,697	$2,335,942	$1,748,972	$1,841,695	$1,928,191
Ceded	(70,785)	(78,662)	(82,588)	(25,184)	(28,484)	(31,116)
Net	$2,128,566	$2,203,035	$2,253,354	$1,723,788	$1,813,211	$1,897,075

(1)	The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $23,806, $22,990, and $22,784 that is included within the consolidated claims incurred during the years ended December 31, 2014, 2013 and 2012, respectively.

TSS, TSP and TSV, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company.  Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders.  In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts.  During 2014, 2013, and 2012 TSP placed 13.26%, 12.54%, and 11.47% of its reinsurance business with one reinsurance company.

TSS has excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties.  Reinsurance contracts are primarily for periods of one year, and are subject to modifications and negotiations in each renewal date.  Premiums ceded under these contracts amounted to $4,901, $10,930, and $11,119, in 2014, 2013 and 2012, respectively.  Claims ceded amounted to $5,487, $9,745, and $8,303, in 2014, 2013 and 2012, respectively.  Principal reinsurance agreements include an organ transplant excess of loss treaty, which covers:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

•	For group policies, 80% of the claims up to a maximum of $800 (80% of $1,000), per person, per life. For other group policies with other options, the agreement covers 80% of the claims up to a maximum of $400 (80% of $500), per person, per life, or 80% of the claims up to a maximum of $200 (80% of $250), per person, per life.

•	For policies provided to the active and retired employees of the Commonwealth of Puerto Rico and its instrumentalities, the treaty covers 100% of the claims up to a maximum of $500 per person, per life with a basic coverage, and $1,000 per person, per life with Major medical coverage.

•	For policies provided to the municipalities of Puerto Rico, the treaty covers 100% of the claims up to a maximum of $250 with plans with lifetime limits and all other plans 100% of the claims up to a maximum of $1,000.

•	For U.S. Virgin Islands policies, the treaty covers 100% of the claims up to a maximum of $2,000 per person, per life. The first $150 are retained by Triple-S and the excess up to $1,850 are reinsured.

TSP has a number of pro rata and excess of loss reinsurance treaties whereby the subsidiary retains for its own account all loss payments for each occurrence that does not exceed the stated amount in the agreements and a catastrophe cover, whereby it protects itself from a loss or disaster of a catastrophic nature.  Under these treaties, TSP ceded premiums of $52,058, $57,643, and $63,515, in 2014, 2013, and 2012, respectively.

Reinsurance cessions are made on excess of loss and on a proportional basis.  Principal reinsurance agreements are as follows:

•	Property quota share treaty covering for a maximum of $20,000 for any one risk. Under this treaty 30% of the risk is ceded to reinsurers. The remaining exposure is covered by a property per risk excess of loss treaty that provides reinsurance in excess of $500 up to a maximum of $14,000, or the remaining 70% for any one risk. In addition, TSP has an additional property catastrophe excess of loss contract that provides protection for losses in excess of $8,000 resulting from any catastrophe, subject to a maximum loss of $15,000.

•	Personal property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $40,000.

•	Commercial property catastrophe excess of loss. This treaty provides protection for losses in excess of $10,000 resulting from any catastrophe, subject to a maximum loss of $150,000.

•	Property catastrophe excess of loss. This treaty provides protection in excess of $40,000 and $150,000 with respect to personal and commercial lines, respectively, resulting from any catastrophe, subject to a maximum loss of $165,000 in respect of the ceded portion of the Commercial Lines Quota Share.

•	Reinstatement premium protection. This treaty provides a maximum limit of approximately $2,300 for personal lines and $12,000 in commercial lines to cover the necessity of reinstating the catastrophe program in the event it is activated.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

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

The ceded unearned reinsurance premiums on TSP arising from these reinsurance transactions amounted to $11,374 and $14,009 at December 31, 2014 and 2013, respectively, and are reported as other assets in the accompanying consolidated balance sheets.

TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $10,328, $8,874, and $7,954, in 2014, 2013, and 2012, respectively. Principal reinsurance agreements are as follows:

•	Group life insurance facultative agreement, reinsuring risk in excess of $25 of certain group life policies and a combined pro rata and excess of loss agreement effective July 1, 2008, reinsuring 50% of the risk up to $200 and ceding the excess.

•	Facultative pro rata agreements for the long‑term disability insurance, reinsuring 65% of the risk.

•	Several reinsurance agreements, mostly on an excess of loss basis up to a maximum retention of $50. For certain new life products that have been issued after 1999, the retention limit is $175.

•	A quota share agreement for group major medical and an excess of loss agreements for group and individual major medical, where TSV cedes 65% of the premiums and benefits.

15.	Income Taxes

The Company and its subsidiaries are subject to Puerto Rico income taxes. Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. The Company’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

Managed Care and Property and Casualty corporations are taxed essentially the same as other corporations, with taxable income primarily determined on the basis of the statutory annual statements filed with the insurance regulatory authorities. The corporations are also subject to an alternative minimum income tax, which is calculated based on the formula established by existing tax laws. Any alternative minimum income tax paid may be used as a credit against the excess, if any, of regular income tax over the alternative minimum income tax in future years.

The Company, through one of its Managed Care corporations, has a branch in the United States Virgin Islands that is subject to a 5% premium tax on policies underwritten therein. As a qualified foreign insurance company, the Company is subject to income taxes in the U.S. Virgin Islands, which has implemented a mirror tax law based on the U.S. Internal Revenue Code.  The branch operations in the U.S. Virgin Islands had certain net operating losses for U.S. Virgin Islands tax purposes for which a valuation allowance has been recorded.

Companies within our Life Insurance segment operate as qualified domestic life insurance companies and are subject to the alternative minimum tax and taxes on its capital gains.

Federal income taxes recognized by the Company’s insurance subsidiaries amounted to approximately $451, $790, and $820, in 2014, 2013, and 2012, respectively.

All other corporations within the group are subject to Puerto Rico income taxes as regular corporations, as defined in the P.R. Internal Revenue Code, as amended.  The holding company within the TSA group of companies is a U.S.-based corporation and is subject to U.S. federal income taxes.  This U.S-based corporation within our group has not provided U.S. deferred taxes on an outside basis difference created as a result of the business combination of TSA and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.  The total outside basis difference at December 31, 2014 and 2013 is estimated at $54,000 and $56,000, respectively.  We do not intend to repatriate earnings to fund U.S. and Puerto Rico operations nor do any transaction that would cause a reversal of that outside basis difference.  Because of the availability of U.S. foreign tax credits, it is not practical to determine the U.S. federal income tax liability if such outside basis difference was reversed.

On June 30, 2013 the Governor of Puerto Rico signed into law Puerto Rico’s Act No.40, known as the “Tax Burden Adjustment and Redistribution Act’’ and other Acts, which among other things, increased the maximum corporate income tax rate from 30% to 39%.  This tax rate applies to fiscal years starting after December 31, 2012. These new laws also include some amendments to the computations of the corporate alternative minimum tax, including the consideration of an additional tax on gross revenues. In addition, the law established a premium tax of 1% on premiums earned after June 30, 2013, except for annuity deposits and premiums derived from Medicare Advantage and Medicaid programs.

On October 14, 2013, the Governor of Puerto Rico signed into law Act No.117 that provided additional changes and transitional provisions in connection with Act 40 and clarified that gross income does not include dividends received from a 100% controlled domestic subsidiary and income attributable to a trade or business outside of Puerto Rico.

On July 1, 2014, the Governor of Puerto Rico signed into law Act No. 77 including multiple amendments to the Puerto Rico tax code that had a direct impact on the tax liabilities of individual and corporate taxpayers.  The amendments to the Puerto Rico tax code include, among others, changes to the corporate tax rate on long-term capital gains, which was increased from 15% to 20% for all transactions occurring after June 30, 2014.  During the year ended December 31, 2014, the Company recognized a one-time charge to operations of approximately $6,300 as a consequence of this change in the enacted rate to account for the effect of the increase in rate in the unrealized gain on its investment portfolio.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

Act No. 77 of 2014 also included changes to the gross receipts tax, (1) eliminating the additional gross receipts tax as a component of the corporate alternative minimum tax commencing on January 1, 2014 and thereafter, and (2) adding a new gross receipts tax.  Although the new gross receipts tax will be an additional tax on the Corporation’s gross income, it will be deductible for purposes of computing taxable income, but only to the extent that the new gross receipts tax is paid on or before the filing date of the income tax return.  The impact of the amendments to the gross receipts tax was not significant to the results of operations.

Act No. 77 also allowed corporations to elect, during the period running from July 1, 2014 to October 31, 2014, to prepay at a reduced income tax rate of 12% the increase in value of long-term capital assets.  On December 22, 2014, the Governor of Puerto Rico signed into law Act No. 238 providing further amendments to the provisions set forth by Act No.77, extending the period to prepay at the reduced tax rate of 12%, the increase in value of long-term capital assets until January 31, 2015.  In connection with this law, December 31, 2014, the group of corporations that comprise TSM entered into a Closing Agreement with the Puerto Rico Department of Treasury.  The Closing Agreement, among other matters, was related with the payment of the preferential tax rate on the increase in value of some of its long-term capital assets, as permitted by Act No. 238 of 2014.  The agreement also covered certain attributes of the Corporation.  As a result of the aforementioned tax laws and the Closing Agreement, the Company benefited from the lower tax rate provided under these statutes, reassessed the realizability of some of its deferred taxes and recorded a tax benefit of $17,049 in 2014.

Pursuant to the provisions of the Puerto Rico Insurance Code and Regulations, TSP is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association).  As a participant, TSP shares the risk, proportionately with other members, based on a formula established by the Puerto Rico Insurance Code, of the results and financial condition of the Association, and accordingly, may be subject to assessments to cover obligations of the Association or may receive refund distributions for good experience.  On July 15, 2013, the Governor of Puerto Rico signed into law Act No. 60, which authorized the Association to declare during the year 2013 an extraordinary dividend to its members of up to $200,000 subject to the payment of a special tax rate of 50%.  During the year ended December 31, 2013, TSP received from the Association a special distribution of $12,811, net of a tax of $12,811, which is included as other income in the accompanying consolidated statements of earnings.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	2014	2013	2012

Income before taxes	$66,051	$57,787	$66,372
Statutory tax rate	39.00%	39.00%	30.00%

Income tax expense at statutory rate	25,760	22,537	19,912
Increase (decrease) in taxes resulting from
Exempt interest income, net	(7,139)	(5,850)	(6,079)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(5,572)	(3,819)	(3,155)
Effect of using earnings under statutory accounting principles instead of GAAP for TSS and TSP	-	123	417
Effect of taxing capital gains at a preferential rate	(14,248)	(708)	(224)
Effect of using the 1994 tax code instead of the 2011 tax code	-	-	380
Dividends received deduction	173	202	(3)
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	5,466	(8,285)	-
Other adjustments to deferred tax assets and liabilities	(707)	279	286
Effect of extraordinary dividend distribution from the Association - reported net of taxes in other income	-	(4,996)	-
Tax credit benefit	(1,482)	72	(1,445)
Effect of reassessment of unused credits for alternative minimum taxes paid	(6,486)	-	-
Other permanent disallowances, net:
Disallowance of expenses related to exempt interest income	46	40	228
Disallowed dividend received deduction	4,815	2,502	1,028
Disallowed interest expense	21	21	118
Other	282	794	658
Total other permanent differences	5,164	3,357	2,032
Other adjustments	(184)	(631)	351
Total Income Tax Expense	$745	$2,281	$12,472

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2014 and 2013 of the Company and its subsidiaries is composed of the following:

	2014	2013

Deferred tax assets
Allowance for doubtful receivables	$13,115	$7,419
Liability for pension benefits	31,541	19,242
Employee benefits plan	2,283	3,290
Postretirement benefits	1,238	54
Deferred compensation	1,589	2,062
Accumulated depreciation	1,142	376
Impairment loss on investments	661	563
Contingency reserves	273	-
Share-based compensation	3,174	2,461
Alternative minimum income tax credit	8,673	1,990
Purchased tax credits	1,682	10,193
Net operating loss	11,953	7,007
Unrealized loss on securities available for sale	3	129
Difference in tax basis of investments portfolio	5,000	-
Accrued liabilities	1,195	-
Other	538	-
Gross deferred tax assets	84,060	54,786
Less: valuation allowance	(6,754)	(2,984)
Deferred tax assets	77,306	51,802

Deferred tax liabilities
Deferred policy acquisition costs	(3,946)	(3,691)
Catastrophe loss reserve trust fund	(7,128)	(6,949)
Unrealized gain upon acquisition	(101)	(118)
Unrealized gain on securities available for sale	(21,540)	(10,531)
Unamortized bond issue costs	(52)	(61)
Intangible asset	(4,172)	(6,179)
Accumulated depreciation	(25)	(10,687)
Other	(103)	(850)
Gross deferred tax liabilities	(37,067)	(39,066)
Net deferred tax asset	$40,239	$12,736

The net deferred tax asset shown in the table above at December 31, 2014 and 2013 is reflected in the consolidated balance sheets as $68,695 and $33,519, respectively, in deferred tax assets and $28,456 and $20,783, in deferred tax liabilities, respectively, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Company.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that the Company will realize the benefits of these deductible differences. The valuation allowance is mostly related with the net operating losses generated by the Company’s U.S Virgin Islands and health clinic’s operations that based on the available evidence are not considered to be realizable at the reporting dates.

At December 31, 2014, the Company and its subsidiaries has net operating loss carry-forwards for Puerto Rico income tax purposes of approximately $21,260, which are available to offset future taxable income for up to December 2024. Except for the valuation allowance described in the previous paragraph, the corporation concluded that as of December 31, 2014,  it is more likely than not that the entities that have these net operating loss carry-forwards will generate sufficient taxable income within  the applicable  net operating loss carry-forward periods  to realize its deferred tax asset. This conclusion is  based on the historical results of each entity, adjusted to exclude non recurring conditions, and  the forecast of future profitability. Management will continue to evaluate, on a quarterly basis, if there are any significant events that will affect the corporation’s ability to utilize these deferred tax assets.

16.	Pension Plans

Noncontributory Defined‑Benefit Pension Plan

The Company sponsors a noncontributory defined-benefit pension plan for its employees and for the employees of certain subsidiaries.  Pension benefits begin to vest after five years of vesting service, as defined, and are based on years of service and final average salary, as defined. The funding policy is to contribute to the plan as necessary to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Company may determine to be appropriate from time to time.  The measurement date used to determine pension benefit for the pension plan is December 31.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2014 and 2013, accordingly:

	2014	2013

Change in benefit obligation
Benefit obligation at beginning of year	$163,487	$177,334
Service cost	3,589	4,254
Interest cost	8,287	7,915
Benefit payments	(5,858)	(4,393)
Actuarial (gain) loss	35,749	(21,623)
Benefit obligation at end of year	$205,254	$163,487
Accumulated benefit obligation at end of year	$167,564	$132,076
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$116,727	$101,754
Actual return on assets	9,239	11,866
Employer contributions	8,000	7,500
Benefit payments	(5,858)	(4,393)
Fair value of plan assets at end of year	$128,108	$116,727
Funded status at end of year	$(77,146)	$(46,760)
Amounts in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost
Development of prior service credit
Balance at beginning of year	$(3,123)	$(3,573)
Amortization	450	450
Net prior service credit	(2,673)	(3,123)
Development of actuarial loss
Balance at beginning of year	50,247	84,285
Amortization	(4,134)	(7,308)
(Gain)/Loss arising during the year	34,005	(26,730)
Actuarial net loss	80,118	50,247
Sum of deferrals	$77,445	$47,124
Net amount recognized	$299	$364

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

The following assumptions were used on a weighted average basis to determine benefits obligations of the plan as of December 31, 2014 and 2013.

	2014	2013

Discount rate	4.25%	5.25%
Rate of compensation increase	Graded; 3.50%	Graded; 3.50%
	to 8.00%	to 8.00%

The assumed discount rate of 4.25% at December 31, 2014 reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. The Company determined the discount rate based on a range of factors, including a yield curve comprised of the rates of return on high-quality, fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations.

The amounts recognized in the balance sheets as of December 31, 2014 and 2013 consist of the following:

	2014	2013

Pension liability	$77,146	$46,760
Accumulated other comprehensive loss, net of a deferred tax of $26,841 and $15,016 in 2014 and 2013, respectively	50,604	32,107

The components of net periodic benefit cost for 2014, 2013, and 2012 were as follows:

	2014	2013	2012

Components of net periodic benefit cost
Service cost	$3,589	$4,254	$5,525
Interest cost	8,287	7,915	7,543
Expected return on plan assets	(7,496)	(6,758)	(6,298)
Prior service benefit	(450)	(450)	(450)
Actuarial loss	4,134	7,308	6,135
Net periodic benefit cost	$8,064	$12,269	$12,455

Net periodic benefit cost may include settlement charges as a result of retirees selecting lump-sum distributions. Settlement charges may increase in the future if the number of eligible participants deciding to receive distributions and the amount of their benefits increases.  There were no settlement charges during the years ended December 31, 2014, 2013 and 2012.

The estimated net loss and prior service benefit that will be amortized from accumulated other comprehensive loss into net periodic pension benefits cost during the next twelve months is as follows:

Prior service cost	$(450)
Actuarial loss	7,105

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

The following assumptions were used on a weighted average basis in computing the periodic benefit cost for the years ended December 31, 2014, 2013, and 2012:

	2014	2013	2012

Discount rate	5.25%	4.50%	5.00%
Expected return on plan assets	7.00%	7.00%	7.25%
Rate of compensation increase	Graded; 3.50%	Graded; 3.50%	Graded; 3.50%
	to 8.00%	to 8.00%	to 8.00%

The basis of the overall expected long-term rate of return on assets assumption is a forward-looking approach based on the current long-term capital market outlook assumptions of the assets categories in which the trust invests and the trust’s target asset allocation. At December 31, 2014, the assumed target asset allocation for the program is: 44% to 56% in equity securities, 34% to 46% in debt securities, and 6% to 14% in other securities. Using a mean-variance model to project returns over a 30-year horizon under the target asset allocation, the 35% to 65% percentile range of annual rates of return is 5.7% to 7.4%. The Company selected a rate from within this range of 7.00% for 2014 and 2013, which reflects the Company’s best estimate for this assumption based on the data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.10% reduction for other administrative expenses charged to the trust.

Plan Assets
Plan assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For level inputs and input definition, see note 9.

The following table summarizes fair value measurements by level at December 31, 2014 and 2013 for assets measured at fair value on a recurring basis:

	2014
	Level 1	Level 2	Level 3	Total

Government obligations	$3,433	$2,629	$-	$6,062
Corporate obligations	-	10,672	-	10,672
Partnership/Joint venture	-	-	1,097	1,097
Limited Liability Corporations	-	29,423	-	29,423
Real estate	-	-	6,197	6,197
Registered investments	14,994	11,759	-	26,753
Common/Collective trusts	-	29,022	-	29,022
Hedge funds	-	9,025	-	9,025
Common stocks	5,970	-	-	5,970
Preferred stocks	306	-	-	306
Forward foreign currency contracts	-	15	-	15
Interest-bearing cash	4,045	-	-	4,045
Derivatives	-	4	-	4
	$28,748	$92,549	$7,294	$128,591

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
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

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2014 and 2013 is as follows:

			Partnership/
	Government	Corporate	Joint	Real	Hedge
	Obligations	Obligations	Venture	Estate	Funds	Total

Beginning balance at December 31, 2012	$69	-	1,431	3,953	1,874	$7,327
Actual return on program assets:
Relating to assets still held at the reporting date	(6)	(18)	87	552	206	821
Relating to assets sold during the period	-	-	-	42	359	401
Purchases, issuances, and settlements	4	20	113	(24)	(954)	(841)
Transfer in and/or out	-	-	-	-	(1,485)	(1,485)
Ending balance at December 31, 2013	67	2	1,631	4,523	-	6,223

Actual return on program assets:
Relating to assets still held at the reporting date	1	-	207	515	-	723
Relating to assets sold during the period	-	1	(115)	145	-	31
Purchases, issuances, and settlements	4	(3)	(626)	1,014	-	389
Transfer in and/or out	(72)	-	-	-	-	(72)
Ending balance at December 31, 2014	$-	$-	$1,097	$6,197	$-	$7,294

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
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

Cash Flows
The Company expects to contribute $8,000 to its pension program in 2015.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31
2015	$8,477
2016	9,855
2017	10,520
2018	11,825
2019	12,470
2020 – 2024	67,402

Noncontributory Supplemental Pension Plan
In addition, the Company sponsors a noncontributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits.  At December 31, 2014 and 2013, the Company has recorded a pension liability of $9,570 and $7,937, respectively.  The charge to accumulated other comprehensive loss related to the noncontributory pension plan at December 31, 2014 and 2013 amounted to $2,087 and $1,348, respectively, net of a deferred tax asset of $1,339 and $866, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

17.	Catastrophe Loss Reserve and Trust Fund

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

The interest earning assets in this fund, which amounted to $42,324 and $40,127 as of December 31, 2014 and 2013, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

TSP is required to contribute to the trust fund, if needed or necessary, on or before January 31 of the following year. Contributions are determined by a rate determined or established by the Commissioner of Insurance for the catastrophe policies written in that year. No contribution was required for 2014 and 2013 since the level of the catastrophe reserve exceeds 8% of the catastrophe exposure.

The amount in the trust fund may be withdrawn or released in the case that TSP ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.

Retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2014 and 2013 amounted to $40,457 and $39,463, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

18.	Stockholders’ Equity

a.	Common Stock

On December 8, 2008, the Company converted 7 million issued and outstanding Class A shares into Class B shares, in conjunction with the expiration of the lockup agreements signed by holders of Class A shares at the time of the Company’s initial public offering.

For a period of five years after the completion of the Initial Public Offering (IPO) on December 7, 2007, each holder of Class B common stock benefits from anti-dilution protections provided in the Company’s amended and restated certificate of incorporation.

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

b.	Stock Repurchase Programs

In September 2010, the Company’s Board approved a repurchase program (“2010 stock repurchase program”) of its common stock amounting to $30,000.  Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  On March 23, 2013, we discontinued our 2010 stock repurchase program.  During 2012, the Company repurchased and retired 136,222 shares at an average per share price of $16.88, for an aggregate cost of $2,299.  During 2011, the Company repurchased and retired 653,399 shares at an average per share price of $17.28, for an aggregate cost of $11,289.  During 2010, the Company repurchased and retired 352,791 shares at an average per share price of $17.67, for an aggregate cost of $6,235.

On March 6, 2013, the Company’s Board authorized the repurchase of up to $30,000 of Class B shares concurrent with the conversion of 7 million Class A shares into Class B shares and the public offering of a substantial majority of such converted shares. As part of the Offering, on May 17, 2013, the Company repurchased and retired 1,000,000 shares at a price of $18.25 per share.

In July 2013 the Company’s Board of Directors authorized a $11,500 repurchase program (“2013 stock repurchase program”) of its Class B common stock.  Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  On October 28, 2014, we discontinued our 2013 stock repurchase program.  During 2014, the Company repurchased and retired under this program 367,700 shares at an average per share price of $16.32, for an aggregate cost of $5,995.

In October 2014 the Company’s Board of Directors authorized a $50,000 repurchase program of its Class B common stock. Repurchases are conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During 2014, the Company repurchased and retired under this program 228,525 shares at an average per share price of $23.55, for an aggregate cost of $5,341.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

c.	Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2014 and 2013, there are no issued and outstanding preferred shares.

d.	Liquidity Requirements

As members of the BCBSA, the Company, TSS, and TSA are required by membership standards of the association to maintain liquidity as defined by BCBSA. That is, to maintain net worth exceeding the Company Action Level as defined in the National Association of Insurance Commissioners’ (NAIC) Risk-Based Capital for Insurers Model Act. The companies are in compliance with this requirement.

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

The accumulated earnings of TSS, TSA, TSV, and TSP are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Under Puerto Rico insurance regulations, the regulated subsidiaries are permitted, without requesting prior regulatory approval, to pay dividends as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains).  Regulated subsidiaries will be permitted to pay dividends in excess of the lesser of such two amounts only if notice of its intent to declare such a dividend and the amount thereof is filed with the Commissioner of Insurance and such dividend is not disapproved within 30 days of its filing. As of December 31, 2014, the dividends permitted to be distributed in 2014 by the regulated subsidiaries without prior regulatory approval from the Commissioner of Insurance amounted to approximately $34,100.  This amount excludes any dividend from TSA because as stated in note 15, we do not intend to repatriate earnings from this subsidiary nor do any transaction that would cause a reversal on an outside basis difference created as a result of the business combination of TSA and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.

The Company has not declared any dividends subsequent to its IPO on December 7, 2007.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

19.	Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

			Accumulated
	Unrealized	Liability	Other
	Gains on	for Pension	Comprehensive
	securities	Benefits	Income

Beginning balance at December 31, 2013	$65,584	$(33,455)	$32,129
Net current period change	50,670	(21,516)	29,154
Reclassification adjustments for gains and losses reclassified in income	(14,787)	2,280	(12,507)
Ending balance at December 31, 2014	$101,467	$(52,691)	$48,776

The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2014, 2013 and 2012 are as follows:

	2014
		Deferred Tax
	Before-Tax	(Expense)	Net-of-Tax
	Amount	Benefit	Amount

Unrealized holding gains on securities arising during the period	$58,831	$(8,161)	$50,670
Less reclassification adjustment for gains and losses realized in income	(18,231)	3,444	(14,787)
Net change in unrealized gain	40,600	(4,717)	35,883
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	3,737	(1,457)	2,280
Net change arising from assumptions and plan changes and experience	(35,271)	13,755	(21,516)
Net change in liability for pension benefits	(31,534)	12,298	(19,236)
Net current period change	$9,066	$7,581	$16,647

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

20.	Share-Based Compensation

In December 2007 the Company adopted the 2007 Incentive Plan (the Plan), which permits the Board to grant stock options, restricted stock awards and performance awards to eligible officers, directors and employees. The Plan authorizes the granting of up to 4,700,000 of Class B common shares of authorized but unissued stock. At December 31, 2014 and 2013, there were 2,174,711 and 2,584,863 shares available for the Company to grant under the Plan, respectively. Stock options can be granted with an exercise price at least equal to the stock’s fair market value at the grant date. The stock option awards vest in equal annual installments over 3 years and their expiration date cannot exceed 7 years. The restricted stock and performance awards are issued at the fair value of the stock on the grant date with vesting periods ranging from one to three years. Restricted stock awards vest in installments, as stipulated in each restricted stock agreement. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards are achieved.

The fair value of each option award is estimated on the grant date using the Black‑Scholes option-pricing model that uses the weighted average assumptions in the following table. In absence of adequate historical data, the Company estimates the expected life of the option using the simplified method allowed by Staff Accounting Bulletin (SAB) No. 107. Since the Company was a newly public entity, expected volatility was computed based on the average historical volatility of similar entities with publicly traded shares. The risk-free rate for the expected term of the option was based on the U.S. Treasury zero-coupon bonds yield curve in effect at the time of grant.

Stock option activity during the year ended December 31, 2014 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Outstanding balance at January 1, 2014	238,079	$14.43
Exercised during the year	(199,002)	$14.50
Canceled during the year	(21,724)	$14.50
Outstanding balance at December 31, 2014	17,353	$13.50	1.41	$180,592
Exercisable at December 31, 2014	17,353	$13.50	1.41	$180,592

No options were granted during the three years ended December 31 2014, 2013 and 2012.  There were 199,002, 21,724 and 206,896 exercised options during 2014, 2013 and 2012, respectively.  No cash was received from stock options exercises during the years ended December 31, 2014 and 2013.  During the year ended December 31, 2012, cash received from stock options exercises was $316 and is presented within the cash flows from financing activities in the accompanying consolidated statement of cash flows.  During the years ended December 31, 2014, 2013 and 2012, 174,090, 14,095 and 140,666 shares, respectively, were repurchased and retired as a result of non-cash exercise of stock options.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2014, and changes during the year ended December 31, 2014, are presented below:

	Restricted Awards		Performance Awards
		Weighted		Weighted
		Average		Average
	Number of	Fair	Number of	Exercise
	Shares	Value	Shares	Price

Outstanding balance at January 1, 2014	131,784	$19.49	324,604	$19.89
Granted	128,017	16.46	282,135	16.47
Lapsed	(70,486)	19.85	(53,341)	23.71
Forfeited (due to termination)	(10,289)	17.32	(36,368)	17.63
Forfeited (due to performance payout less than 100%)	-	-	(57,131)	22.99
Outstanding balance at December 31, 2014	179,026	$17.31	459,899	$17.14

The weighted average grant date fair value of restricted shares granted during the year 2014, 2013 and 2012 were $16.46, $18.43, and $21.98, respectively. Total fair value of restricted stock vested during the year ended December 31, 2014, 2013 and 2012 was $1,146, $865 and $685, respectively.

At December 31, 2014 there was $4,613 of total unrecognized compensation cost related to nonvested share‑based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.03 years. The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.

21.	Net Income Available to Stockholders and Basic Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31, 2014:

	2014	2013	2012

Numerator for earnings per share
Net income attributable to TSM available to stockholders	$65,660	$55,924	$54,032
Denominator for basic earnings per share – Weighted average of common shares	27,102,127	27,692,937	28,340,122
Effect of dilutive securities	86,705	99,872	115,459
Denominator for diluted earnings per share	$27,188,832	$27,792,809	$28,455,581
Basic net income per share attributable to TSM	$2.42	$2.02	$1.91
Diluted net income per share attributable to TSM	$2.41	$2.01	$1.90

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

22.	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under non-cancelable operating leases. Minimum annual rental commitments at December 31, 2014 under existing agreements are summarized as follows:

Year ending December 31
2015	$3,710
2016	3,122
2017	2,294
2018	1,496
2019	1,365
Thereafter	251
Total	$12,238

Rental expense for 2014, 2013, and 2012 was $8,738, $10,287, and $12,517 respectively, after deducting the amount of $50, $21, and $117, respectively, reimbursed by CMS for the administration of the Medicare Part B Program (see note 13).

23.	Contingencies

Our business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs.

As of December 31, 2014, we are involved in various legal actions arising in the ordinary course of business. We are also defendants in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although we believe our estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible losses which may be ultimately realized, either individually or in the aggregate, upon their resolution. The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible losses, if any. Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material adverse effect on the consolidated financial condition, operating results and/or cash flows of the Company.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

Additionally, we may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have contractual rights to acquire shares of the Company on favorable terms pursuant to agreements previously entered by our predecessor managed care subsidiary, Seguros de Servicios de Salud de Puerto Rico, Inc. (SSS), with physicians or dentists who joined our provider network to sell such new provider shares of SSS at a future date (“Share Acquisition Agreements”) or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.

Claims by Heirs of Former Shareholders

The Company and TSS are defending eight individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 113 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company's (or its predecessors' or affiliates') articles of incorporation and bylaws was improper.

In one of these cases, entitled Vera Sánchez, et al, v. Triple-S, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law. The Puerto Rico’s Court of First Instance dismissed the claim and determined it was time barred under the local securities law. On January 2012, Puerto Rico’s Court of Appeals upheld the dismissal. On March 28, 2012 the plaintiffs filed a petition for writ of certiorari before the Puerto Rico’s Supreme Court that was granted on May 31, 2012, and on October 1, 2013, reversed the dismissal, holding that the two-year statute of limitations contained in the local securities law did not apply and returning it to the Court of First Instance. Discovery is ongoing. Continuance of hearings is set for June 24, 2015.

In the second case, entitled Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al, Puerto Rico’s Court of First Instance granted the Company’s motion to dismiss on grounds that the complaint was time-barred under the two-year statute of limitations of the local securities laws. On appeal, the Court of Appeals affirmed the decision of the lower court. Plaintiffs filed a petition for certiorari before the Puerto Rico’s Supreme Court which was granted on January 20, 2012. On January 8, 2013, Puerto Rico’s Supreme Court ruled that the applicable statute of limitations is the fifteen-year period of the Puerto Rico’s Civil Code for collection of monies. On January 28, 2013, the Company filed a motion for reconsideration which was subsequently denied. On March 26, 2013, plaintiffs amended the complaint for the second time and the Company answered on April 16, 2013. Discovery is ongoing.

In the third case, entitled Heirs of  Dr. Juan Acevedo, et al, v. Triple-S Management Corporation, et al, the Puerlo Rico's Court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerlo Rico's Court of Appeals confirmed the decision of the Puerlo Rico's Court of First Instance Our request for reconsideration was denied in December 2011. A pretrial conference is set for August 10, 2015.

The fourth case, entitled Montilla López, et al, v. Seguros de Servicios de Salud, et al, was filed on November 29, 2011. The Company filed a motion to dismiss on the grounds that the claim is time barred under the local securities laws. On October 15, 2012, while the motion to dismiss was pending, plaintiffs amended their complaint. The court denied our motion to dismiss on January 24, 2013. The Company answered the complaint on March 8, 2013. Subsequently, plaintiffs amended their complaint and the Company filed its response on June 13, 2013. Discovery is ongoing and pretrial conference is set for May 27, 2015.

The fifth case, entitled Cebollero Santamaría v. Triple-S Salud, Inc., et al, was filed on March 26, 2013, and the Company filed its response on May 16, 2013. On October 29, 2013, the Company filed a motion for summary judgment on the grounds that the claim is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies and, in the alternative, that plaintiff failed to state a claim for which relief can be granted. The court allowed plaintiff to conduct limited discovery in connection with plaintiff’s opposition to our motion for summary judgment. On November 6, 2014, plaintiffs filed their opposition and a motion for summary judgment.  On February 3, 2015, TSS replied the opposition and opposed to the motion for summary judgment. The limited discovery is currently ongoing and the parties are awaiting court’s decision on their respective pleads.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

The sixth case, entitled Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al, was filed on April 16, 2013 and the Company filed its response on June 21, 2013. On June 28, 2013, the Puerto Rico’s Court of First Instance ordered plaintiffs to reply to the Company’s response specifically on the matter of the statute of limitations applicable to the complaint. Plaintiffs failed to timely respond and the Company moved to dismiss. Plaintiffs subsequently moved to amend the complaint, which was granted by the court. On November 5, 2013, the Company moved to dismiss the first amended complaint on the grounds that it is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies. On December 16, 2013, plaintiffs filed an opposition, which the Company replied on January 7, 2014. On February 19, 2014, the court ordered plaintiffs to file a memorandum of law by April 22, 2014 regarding the validity of the restrictions on transfer applicable to the shares. On May 16, 2014, plaintiffs filed a motion for summary judgment, which the Company opposed on May 28, 2014. On June 16, 2014, the court ordered plaintiffs to file the memoranda of law and struck plaintiff’s motion for summary judgment. On September 18, 2014, the court denied our motion to dismiss. On September 29, 2014, the Company filed a motion for reconsideration, which was denied by the court on November 4, 2014.  On December 4, 2014, the Company filed a petition of Certiorari to the Court of Appeals of Puerto Rico. Discovery is ongoing.

The seventh case, entitled Allende Santos, et al, v. Triple-S Salud, et al, was filed on March 28, 2014. On July 2, 2014, the Company filed its response. Discovery is set to begin on or before April 30, 2015. A hearing is set for August 5, 2015.

The eighth case, entitled Gallardo Mendez, et al, v. Triple-S Management Corporation, was filed on December 30, 2014.  The Company will file its response and will defend this case vigorously.

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
December 31, 2014, 2013 and 2012
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

On February 17, 2012, plaintiffs filed their opposition. On April 4, 2012, TSP filed a reply in support of our motion to dismiss, which was denied by the court. On October 2, 2012, the court issued an order certifying the class. On October 12, 2012, several defendants, including TSP, filed an appeal before the U.S. Court of Appeals for the First District, requesting the court to vacate the District Court's certification order. The First Circuit denied the authorization to file the writ of appeals. Discovery has been completed. On November 3, 2014, all defendants, including TSP, filed a joint motion to decertify the class and, on November 17, 2014, a joint motion for summary judgment requesting the dismissal of the claim.  We are awaiting plaintiffs’ response and further court proceedings.

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
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

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

Unauthorized Disclosure of Protected Health Information

On September 20, 2013, TSS mailed a pamphlet to our approximately 70,000 Medicare Advantage beneficiaries that inadvertently displayed the receiving beneficiary’s Medicare Health Insurance Claim Number (“HICN”). The HICN is the unique number assigned by the Social Security Administration to each Medicare beneficiary and is considered protected health information under HIPAA. TSS conducted an investigation and reported the incident to the appropriate Puerto Rico and federal government agencies. It then received and complied with requests for information from these agencies, ASES and OCR, concerning this matter. In accordance with its legal obligations under HIPAA, TSS issued a breach notification through the local media and notified all affected beneficiaries by mail, notifying them of certain protective measures as well.

On April 16, 2014, ASES received a complaint submitted by an American Health Medicare (now “TSA”) Platino product beneficiary alleging that a pamphlet distributed by TSA had Protected Health Information (“PHI”) visible on its external cover. TSA conducted the investigation of this allegation and discovered that the external cover of the pamphlets mailed to Platino members displayed the unique contract number randomly assigned by TSA to its members. This number combined with the name and address of the member identified each individual as an TSA Platino beneficiary and the use of the unique contract number on the outside of the pamphlets may be viewed as a violation of the HIPAA minimum necessary rule set forth in regulation. A total of 39,944 members were affected by the incident, from which 28,413 were Platino members. We treated this as a separate HIPAA-related incident. Therefore, we reported the incident to concerned local and federal regulators. Similarly, we issued a letter by mail and posted a substitute notice on our webpage to the affected individuals and notified the breach through the local media.

On February 11, 2014, ASES notified TSS of its intention to impose a civil monetary penalty of $6,778 and other administrative sanctions with respect to the September 2013 breach described above involving 13,336 dual eligible Medicare/Medicaid beneficiaries. The sanctions include the suspension of all new enrollments of dual eligible Medicare/Medicaid beneficiaries and the obligation to notify affected individuals of their right to disenroll. In its letter, ASES alleged TSS has failed to take all required steps in response to the breach. After TSS submitted a corrective action plan and, on February 21, 2014, ASES requested TSS to provide additional information in connection with the corrective action plan and, on February 26, 2014, ASES temporarily lifted the sanctions related to the enrollment of dual eligible Medicare beneficiaries. On March 6, 2014, ASES confirmed its determination lifting the enrollment sanction and notified its intention to provide TSS with corrective action plan. On March 11, 2014, TSS filed an answer challenging the monetary civil monetary penalty and requesting an administrative hearing and simultaneously filed a notice of removal in the federal District Court for the District of Puerto Rico. On April 10, 2014, ASES filed a motion to remand, and, on April 24, 2014 TSS filed its opposition. This matter is pending court’s resolution.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

While TSS is collaborating with ASES on these matters, it intends to vigorously contest the monetary fine and other sanctions which are the subject of ASES’ notices. At this time, the Company is unable to determine the ultimate outcome of its challenge to ASES’ sanctions, the incident’s ultimate financial impact on TSS or what measures, if any, will be taken by the OCR or other regulators regarding this matter.

In connection with the September 30, 2013 event, four individuals have filed suit against TSS in the Court of First Instance of Puerto Rico. In the first case, filed on February 10, 2014, one individual, on his behalf and on behalf of his spouse asserts emotional damages due the disclosure of his protected health information. Discovery is ongoing. In the second case, filed on February 24, 2014, another individual filed a class-action suit claiming approximately $20,000 in damages. With respect with this class-action suit, on February 27, 2014, TSS filed a motion to dismiss the class-action suit based on several grounds, including lack of standing. The court ordered plaintiff to submit an opposition to TSS’ motion to dismiss, subject to the dismissal of the claim if plaintiff failed to comply. Plaintiff filed its opposition on March 12, 2014 and, on April 14, 2014, TSS replied. The Court’s ruling on the motions is pending. In the third case, filed on April 23, 2014, another individual asserts emotional damages and identity theft. Discovery is ongoing. In the fourth case, filed on September 19, 2014, an individual asserts emotional damages in connection with this matter. The Company filed its response and discovery is ongoing.

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

On December 30, 2014, ASES sent a letter to TSS requesting the reimbursement of approximately $1,300 and, consequently, withheld service fees. On January 16, 2015, the Company filed suit and a preliminary injunction on the Court of First Instance of Puerto Rico requesting the payment of service fees and asserting various claims, including the validity of the agreement signed by the parties in 2011.  On January 29, 2015, a hearing was held in which ASES committed to deliver TSS services fees until March 31, 2015 in consideration of the negotiations being conducted by the parties.

24.	Statutory Accounting

TSS, TSA, TSV and TSP (collectively known as the regulated subsidiaries) are regulated by the Commissioner of Insurance. The regulated subsidiaries are required to prepare financial statements using accounting practices prescribed or permitted by the Commissioner of Insurance, which uses a comprehensive basis of accounting other than GAAP. Specifically, the Commissioner of Insurance has adopted the NAIC’s Statutory Accounting Principles (NAIC SAP) as the basis of its statutory accounting practices, as long as they do not contravene the provisions of the Puerto Rico Insurance Code, its regulations and the Circular Letters issued by the Commissioner of Insurance. The Commissioner of Insurance may permit other specific practices that may deviate from prescribed practices and NAIC SAP. Statutory accounting principles that are established by state laws and permitted practices mandated by the Commissioner of Insurance may cause the statutory capital and surplus of the regulated subsidiaries to differ from that calculated under the NAIC SAP.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

Prescribed statutory accounting practices in Puerto Rico allow TSP to disregard a deferred tax liability resulting from additions to the catastrophe loss reserve trust fund that would otherwise be required under NAIC SAP. The use of prescribed and permitted accounting practices, both individually and in the aggregate, did not change significantly the combined statutory capital and surplus that would have been reported following NAIC SAP, which as of December 31, 2014 and 2013 is approximately 1.1% lower than the combined reported statutory capital and surplus.

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

The Commissioner of Insurance adopted in 2009 an RBC policy that requires that the regulated entities maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC, in order to avoid regulatory monitoring and intervention.  In addition, at the time of adoption the Commissioner of Insurance established five-year gradual compliance provisions for those entities whose RBC was below the 200% requirement. As of December 31, 2014 and 2013 all regulated subsidiaries comply with minimum statutory reserve requirements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

The following table sets forth the combined net admitted assets, capital and surplus, RBC requirement, which is our statutory capital and surplus requirement, and net income for the regulated subsidiaries at December 31, 2014, 2013 and 2012:

(dollar amounts in millions)	2014	2013	2012

Net admitted assets	$1,734	$1,672	$1,593
Capital and surplus	659	646	563
RBC requirement	209	205	187
Net income	88	63	44

As more fully described in note 17, a portion of the accumulated earnings and admitted assets of TSP are restricted by the catastrophe loss reserve and the trust fund balance as required by the Insurance Code.  The total catastrophe loss reserve and trust fund amounted to $40,457 and $42,324 as of December 31, 2014, respectively. The catastrophe loss reserve and trust fund balances were $39,463 and $40,127 as of December 31, 2013, respectively.  In addition, the admitted assets of the regulated subsidiaries are restricted by the investments deposited with the Commissioner of Insurance to comply with requirements of the Insurance Code (see note 3).  Investments with an amortized cost of $4,383 and $5,389 (fair value of $4,582 and $4,487) at December 31, 2014 and 2013, respectively, were deposited with the Commissioner of Insurance. Investment with an amortized cost of $515 and $511 (fair value of $515 and $511) at December 31, 2014 and 2013, respectively, was deposited with the USVI Division of Banking and Insurance.  As a result, the combined restricted assets for our regulated subsidiaries were $47,222 and $46,027 as of December 31, 2014 and 2013, respectively.

25.	Supplementary Information on Cash Flow Activities

	2014	2013	2012

Supplementary information

Noncash transactions affecting cash flow activities
Change in net unrealized (gain) loss on securities available for sale, including deferred income tax (asset)/liability of $4,717, $(6,604), and $4,548 in 2014, 2013, and 2012, respectively	$(35,883)	$36,931	$(34,378)
Change in liability for pension benefits, and deferred income tax (asset)/liability of $(12,298), $12,760, $(1,643), in 2014, 2013, and 2012, respectively	$19,236	$(19,956)	$3,837
Repurchase and retirement of common stock	$(3,049)	$(321)	$(2,953)
Exercise of stock options	$2,885	$315	$2,685
Unsettled sales	$10,456	$-	$-
Other
Income taxes paid	$16,069	$19,007	$16,678
Interest paid	$5,764	$6,257	$8,310

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

26.	Business Combination

2013 Acquisition

Effective November 7, 2013, the Company’s subsidiary TSV completed the acquisition of 100% of the outstanding capital stock of ASICO (now TSB), an insurer dedicated to the sale of individual life and cancer insurance in Puerto Rico, as well as individual and group health insurance in the U.S. Virgin Islands, British Virgin Islands, Anguilla and Costa Rica. After this acquisition the Company expects to solidify its position in the life insurance business in Puerto Rico. The Company accounted for this acquisition in accordance with the provisions of Accounting Standard Codification Topic 805, Business Combinations. The results of operations and financial condition of this acquisition are included in the accompanying consolidated financial statements for the period following the effective date of the acquisition. The aggregate purchase price of the acquired entity was $9,413. Direct costs related to the acquisition amounted to $435 and were included in the consolidated operating expenses during the year ended December 31, 2013.

Although the closing date of the transaction was November 7, 2013, the consideration amount was determined using TSB’s financial position as of October 31, 2013.  Therefore, we have recorded an allocation of the purchase price to TSB’s tangible and intangible assets acquired and liabilities assumed based on their fair value as of October 31, 2013. No goodwill was recorded on the acquisition since the purchase price was equal to the fair value of the net assets acquired. The following table summarizes the consideration paid to acquire TSB as of December 31, 2013 and the allocation of the purchase price to the assets acquired and liabilities assumed at the acquisition.

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

On October 31, 2013, we recognized a VOBA asset of $4,499 in the consolidated balance sheet, resulting from the TSB transaction. During the years ended December 31, 2014 and 2013, we recognized $616 and $108, respectively, of amortization expense related to the VOBA asset.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

The consolidated statement of earnings for the year ended December 31, 2013 includes $1,511 in operating revenues and a $187 net loss related to TSB. The following unaudited pro forma financial information presents the combined results of operations of the Company and TSB as if the acquisition had occurred at the beginning of 2012. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

During the year 2014, the Company recorded an intangible asset impairment charge of $2,221, and there is no remaining carrying value of the acquired intangible asset as of December 31, 2014.  The intangible asset impairment charge is included within the consolidated operating expenses.

27.	Segment Information

The operations of the Company are conducted principally through three business segments: Managed Care, Life Insurance, and Property and Casualty Insurance. Business segments were identified according to the type of insurance products offered and consistent with the information provided to the chief operating decision maker. These segments and a description of their respective operations are as follows:

•	Managed Care segment – This segment is engaged in the sale of managed care products to the Commercial, Medicare and Medicaid market sectors. The Commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare supplement. The following represents a description of the major contracts by sector:

–	The segment is a qualified contractor to provide health coverage to federal government employees within Puerto Rico. Earned premiums revenue related to this contract amounted to $152,659, $155,302, and $143,287 for the three-year period ended December 31, 2014, 2013, and 2012, respectively (see note 11).

–	Under its commercial business, the segment also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $37,748, $43,211, and $46,969 for the three-year period ended December 31, 2014, 2013, and 2012, respectively.

–	The segment provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. Earned premium revenue related to the Medicare business amounted to $1,013,746, $1,038,852, and $1,073,454 for the three-year period ended December 31, 2014, 2013, and 2012, respectively.

–	The segment also participates in the Medicaid program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico. Effective November 1, 2011, the segment commenced the administration of the physical health component of this program in designated service regions in Puerto Rico. On July 1, 2013, the segment amended and restated its contract extending the administration of the provision of the physical health component of the Medicaid program in service regions in the Commonwealth of Puerto Rico currently administered by TSS for a 12-month period. This amendment also transferred the administration of the three remaining service regions to TSS upon completion of a transition period, which ended on October 1, 2013. In accordance with the terms of the contract, TSS receives a monthly per-member, per-month administrative fee for its services and does not bear the insurance risk of the program. Administrative service fees for each of the years in the three-year period ended December 31, 2014, 2013, and 2012 amounted to $95,908, $83,180, and $86,565, respectively.

•	Life Insurance segment – This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through an internal sales force and a network of independent brokers and agents.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

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

The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in the notes to consolidated financial statements.  The financial data of each segment is accounted for separately; therefore no segment allocation is necessary. However, certain operating expenses are centrally managed, therefore requiring an allocation to each segment. Most of these expenses are distributed to each segment based on different parameters, such as payroll hours, processed claims, or square footage, among others. In addition, some depreciable assets are kept by one segment, while allocating the depreciation expense to other segments. The allocation of the depreciation expense is based on the proportion of assets used by each segment. Certain expenses are not allocated to the segments and are kept within TSM’s operations.

The following tables summarize the operations by operating segment for each of the years in the three‑year period ended December 31, 2014, 2013, and 2012.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

	2014	2013	2012

Operating revenues
Managed care
Premiums earned, net	$1,894,791	$1,973,160	$2,031,983
Fee revenue	119,302	108,680	110,110
Intersegment premiums/fee revenue	5,681	5,629	6,251
Net investment income	15,010	16,353	16,349
Total managed care	2,034,784	2,103,822	2,164,693
Life
Premiums earned, net	142,245	130,170	124,279
Intersegment premiums	240	391	408
Net investment income	23,717	22,212	20,857
Total life	166,202	152,773	145,544
Property and casualty
Premiums earned, net	91,530	99,705	97,092
Intersegment premiums	613	613	613
Net investment income	8,600	8,281	8,851
Total property and casualty	100,743	108,599	106,556
Other segments*
Intersegment service revenues	9,100	8,847	15,080
Operating revenues from external sources	4,234	4,780	4,360
Total other segments	13,334	13,627	19,440
Total business segments	2,315,063	2,378,821	2,436,233
TSM operating revenues from external sources	95	341	588
Elimination of intersegment premiums	(6,534)	(6,633)	(7,272)
Elimination of intersegment service revenue	(9,100)	(8,847)	(15,080)
Other intersegment eliminations	116	99	141
Consolidated operating revenues	$2,299,640	$2,363,781	$2,414,610

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

	2014	2013	2012

Operating income
Managed care	$31,445	$36,130	$47,025
Life	22,561	16,156	16,712
Property and casualty	10,044	2,216	6,760
Other segments*	(4,440)	(4,777)	(134)
Total business segments	59,610	49,725	70,363
TSM operating revenues from external sources	95	341	588
TSM unallocated operating expenses	(14,571)	(9,913)	(10,440)
Elimination of TSM charges	9,717	9,258	9,067
Consolidated operating income	54,851	49,411	69,578
Consolidated net realized investment gains	18,231	2,587	5,197
Consolidated interest expense	(9,274)	(9,474)	(10,599)
Consolidated other income, net	2,243	15,263	2,196
Consolidated income before taxes	$66,051	$57,787	$66,372

	2014	2013	2012
Depreciation and amortization expense
Managed care	$17,935	$19,993	$21,082
Life	1,394	891	746
Property and casualty	994	528	568
Other segments*	3,264	3,314	992
Total business segments	23,587	24,726	23,388
TSM depreciation expense	813	863	854
Consolidated depreciation and amortization expense	$24,400	$25,589	$24,242

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

	2014	2013	2012

Assets
Managed care	$975,999	$934,467	$916,712
Life	764,268	698,650	691,425
Property and casualty	362,620	346,212	356,161
Other segments*	22,682	28,407	31,480
Total business segments	2,125,569	2,007,736	1,995,778
Unallocated amounts related to TSM
Cash, cash equivalents, and investments	44,157	28,316	41,334
Property and equipment, net	20,415	21,278	21,430
Other assets	37,851	26,406	29,858
	102,423	76,000	92,622
Elimination entries – intersegment receivables and others	(82,256)	(36,112)	(29,056)
Consolidated total assets	$2,145,736	$2,047,624	$2,059,344

	2014	2013	2012
Significant noncash items
Net change in unrealized gain (loss) on securities available for sale
Managed care	$6,055	$(1,898)	$11,750
Life	22,349	(29,867)	15,189
Property and casualty	7,789	(3,765)	6,268
Other segments*	-	-	(194)
Total business segments	36,193	(35,530)	33,013
Amount related to TSM	(310)	(1,401)	1,365
Consolidated net change in unrealized gain (loss) on securities available for sale	$35,883	$(36,931)	$34,378

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2014, 2013 and 2012
(dollar amounts in thousands, except per share data)

28.	Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standard Codification.

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Balance Sheets
(in thousands)

	As of December 31,
	2014	2013

Assets:
Cash and cash equivalents	$16,631	$235
Securities available for sale, at fair value:
Fixed maturities (amortized cost of 27,542 in 2014 and $28,021 in 2013)	27,526	28,081
Investment in subsidiaries	883,445	811,236
Notes receivable and accrued interest from subsidiaries	62,727	55,764
Due from subsidiaries	8,599	7,965
Deferred tax assets	34,830	22,435
Other assets	23,384	25,249
Total assets	$1,057,142	$950,965

Liabilities:
Notes payable and accrued interest to subsidiaries	15,000	15,729
Due to subsidiary	13,191	7,537
Long-term borrowings	74,467	76,107
Liability for pension benefits	86,716	54,697
Other liabilities	9,210	11,478
Total liabilities	198,584	165,548

Stockholders' equity:
Common stock, class A	2,378	2,378
Common stock, class B	24,654	25,091
Additional paid-in-capital	121,405	130,098
Retained earnings	661,345	595,685
Accumulated other comprehensive income, net	48,776	32,165
Total stockholders' equity	858,558	785,417
Total liabilities and stockholders' equity	$1,057,142	$950,965

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
Triple-S Management Corporation
Statements of Earnings
(in thousands)

	2014	2013	2012

Investment income	$95	$341	$588
Other revenues	11,034	12,048	11,337
Total revenues	11,129	12,389	11,925

Operating expenses:
General and administrative expenses	14,571	9,913	10,440
Interest expense	2,998	3,460	4,910
Total operating expenses	17,569	13,373	15,350

Loss before income taxes	(6,440)	(984)	(3,425)
Income tax benefit	(162)	(8,381)	(321)
Income (loss) of parent company	(6,278)	7,397	(3,104)
Equity in net income of subsidiaries	71,938	48,527	57,136
Net income	$65,660	$55,924	$54,032

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Statements of Cash Flows
(in thousands)

	2014	2013	2012
Net income	$65,660	$55,924	$54,032
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(71,938)	(48,527)	(57,136)
Depreciation and amortization	863	863	854
Shared- based compensation	2,371	2,781	2,626
Deferred income tax benefit	(137)	(8,443)	(354)
Dividends received from subsidiaries	36,600	18,000	24,000
Other	34	(937)	(254)
Changes in assets and liabilities:
Accrued interest from subsidiaries, net	(1,614)	(353)	2,929
Due from subsidiaries	(2,831)	(5,405)	377
Other assets	1,004	(618)	(67)
Due to subsidiaries	5,654	1,672	(9,062)
Other liabilities	(1,948)	9,836	(2,895)
Net cash provided by operating activities	33,718	24,793	15,050
Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	(27,572)	-	-
Proceeds from sale and maturities of investment in securities classified as available for sale	28,016	11,443	6,513
Proceeds from maturities of investment in securities classified as held to maturity		-	-
Collection of note receivable from subsidiary	9,250	3,500	5,000
Issuance of note receivable to subsidiary	(13,131)	-	(25,000)
Acquisition of business	-	-	(3,501)
Capital contribution to subsidiary	(908)	-	-
Net acquisition of property and equipment	-	(711)	(15)
Net cash (used in) provided by investing activities	(4,345)	14,232	(17,003)
Cash flow from financing activities:
Repayments of short-term borrowings	-	(10,000)	-
Repayments of long-term borrowings	(1,640)	(11,640)	(26,640)
Proceeds from short-term borrowings	-	-	10,000
Note payable to subsidiary	-	-	15,000
Repurchase of common stock	(11,337)	(18,250)	(2,299)
Proceeds from exercise of stock options	-	-	316
Net cash used in financing activities	(12,977)	(39,890)	(3,623)
Net increase (decrease) in cash and cash equivalents	16,396	(865)	(5,576)
Cash and cash equivalents, beginning of year	235	1,100	6,676
Cash and cash equivalents, end of year	$16,631	$235	$1,100

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2014, 2013 and 2012
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

(3)	Long‑Term Borrowings

A summary of the long‑term borrowings entered into by the Company at December 31, 2014 and 2013 follows:

	2014	2013

Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$35,000	$35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.24% and 1.25% at December 31, 2014,and 2013, respectively).	14,467	16,107
Repurchase agreement of $25,000 entered on November 2010, due November 2015. Interest is payable quarterly at a fixed rate of 1.96%.	25,000	25,000

Total borrowings	$74,467	$76,107

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2014, 2013 and 2012
(dollar amounts in thousands)

Aggregate maturities of the Company’s long term borrowings as of December 31, 2014 are summarized as follows:

Year ending December 31
2015	$26,640
2016	1,640
2017	1,640
2018	1,640
2019	1,640
Thereafter	41,267
$74,467

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company.

Debt issuance costs related to each of the Company’s senior unsecured notes were deferred and are being amortized over the term of its respective senior note.  Unamortized debt issuance costs related to these senior unsecured notes as of December 31, 2014 and 2013 amounted to $132 and $155, respectively and are included within other assets in the accompanying condensed balance sheets.

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

The repurchase agreement has pledged as collateral investment securities available for sale with fair value of $27,135 (face value of $27,110) and $27,915 (face value of $27,835) as of December 31, 2014 and 2013, respectively.  The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral securities in the normal course of business operations.  We maintain effective control over the investment securities pledged as collateral and accordingly, such securities continue to be carried on the accompanying condensed balance sheets.

(4)	Transactions with Related Parties

The following are the significant related parties transactions made for the three‑year period ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Rent charges to subsidiaries	$7,801	$7,359	$6,848
Interest charged to subsidiaries on notes receivable	2,527	2,664	1,996
Interest charged from subsidiary on note payable	755	721	-

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2014, 2013 and 2012
(dollar amounts in thousands)

As of December 31, 2014 and 2013 the Company has three notes receivable from subsidiaries amounting to $44,250 and $53,500, respectively, pursuant to the provisions of Article 29.30 of the Puerto Rico Insurance Code. The notes receivable from subsidiaries are due on demand; however, pursuant to the requirements established by the Commissioner of Insurance, the parties agreed that no payment of the total principal nor the interest due on the loans will be made without first obtaining written authorization from the Commissioner of Insurance within at least 60 days prior to the proposed payment date. These notes bear interest at 4.7% at December 31, 2014 and 2013.  Accrued interest at December 31, 2014 and 2013 amounted to $2,961 and $2,264, respectively.

In addition, as of December 31, 2014, the Company has various notes receivable from a subsidiary amounting to $15,328.  These notes are due in different years, which due dates range from 2015 to 2017, bears interest at 4.7%.  Accrued interest at December 31, 2014 amounted to $188.

As of December 31, 2014 and 2013 the Company has a note payable to a subsidiary amounting to $15,000.  The note is due on December 31, 2017 and bears interest at 4.7%.  There was no accrued interest at December 31, 2014.  Accrued interest at December 31, 2013 amounted to $729.

Triple-S Management Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands) Segment	Deferred Policy Acquisition Costs and Value of Business Acquired	Claim Liabilities	Liability for Future Policy Benefits	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Claims Incurred	Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired	Other Operating Expenses	Net Premiums Written

2014

Managed care	$-	$249,330	$-	$4,340	$-	$1,896,142	$15,010	$1,629,095	$-	$374,244	$1,896,142
Life insurance	164,367	43,670	328,293	5,158	-	142,485	23,717	74,850	18,260	50,531	142,485
Property and casualty insurance	19,733	97,451	-	73,158	-	92,143	8,600	46,330	25,378	18,991	89,092
Other non-reportable segments, parent company operations and net consolidating entries.	-	(365)	-	-	-	(2,204)	213	(2,680)	-	9,790	-
					-
Total	$184,100	$390,086	$328,293	$82,656	$-	$2,128,566	$47,540	$1,747,595	$43,638	$453,556	$2,127,719

2013

Managed care	$-	$283,615	$-	$3,729	$-	$1,974,668	$16,353	$1,712,882	$-	$354,810	$1,974,668
Life insurance	158,835	43,705	304,363	4,790	-	130,561	22,212	70,798	17,867	47,952	130,561
Property and casualty insurance	18,454	93,590	-	78,843	-	100,318	8,281	55,091	28,088	23,204	94,642
Other non-reportable segments, parent company operations and net consolidating entries.	-	(489)	-	-	-	(2,512)	442	(2,570)	-	6,248	-
					-
Total	$177,289	$420,421	$304,363	$87,362	$-	$2,203,035	$47,288	$1,836,201	$45,955	$432,214	$2,199,871

2012

Managed care	$-	$284,832	$-	$5,772	$-	$2,033,503	$16,349	$1,806,395	$-	$311,273	$2,034,868
Life insurance	147,398	44,623	276,570	4,354	-	124,687	20,857	66,442	17,116	45,274	124,687
Property and casualty insurance	21,259	87,925	-	85,734	-	97,705	8,851	49,282	28,127	22,387	99,171
Other non-reportable segments, parent company operations and net consolidating entries.	-	(462)	-	-	-	(2,541)	733	(2,260)	-	996	-

Total	$168,657	$416,918	$276,570	$95,860	$-	$2,253,354	$46,790	$1,919,859	$45,243	$379,930	$2,258,726

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule IV - Reinsurance
For the years ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount (1)	Companies	Companies	Amount	to Net

2014

Life insurance in force	$9,739,048			$9,739,048	0.0%

Premiums:
Life insurance	$152,573	$10,328	$-	$142,245	0.0%
Accident and health insurance	1,900,556	5,765	-	1,894,791	0.0%
Property and casualty insurance	146,222	54,692	-	91,530	0.0%
Total premiums	$2,199,351	$70,785	$-	$2,128,566	0.0%
	-	-		-
2013

Life insurance in force	$9,675,126	$3,118,181	$-	$6,556,945	0.0%

Premiums:
Life insurance	$139,044	$8,874	$-	$130,170	0.0%
Accident and health insurance	1,985,598	10,930	-	1,974,668	0.0%
Property and casualty insurance	158,563	58,858	-	99,705	0.0%
Total premiums	$2,283,205	$78,662	$-	$2,204,543	0.0%

2012

Life insurance in force	$9,579,944	$3,269,199	$-	$6,310,745	0.0%

Premiums:
Life insurance	$132,234	$7,955	$-	$124,279	0.0%
Accident and health insurance	2,043,102	11,119	-	2,031,983	0.0%
Property and casualty insurance	161,519	64,427	-	97,092	0.0%
Total premiums	$2,336,855	$83,501	$-	$2,253,354	0.0%

(1)	Gross premiums amount is presented net of intercompany eliminations of $4,354, $3,014 and $3,906 for the years ended December 31, 2014, 2013, and 2012, respectively.

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts
For the years ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Reversal) To Other Accounts - Describe (1)	Deductions - Describe (2)	Balance at End of Period

2014

Allowance for doubtful receivables	$21,549	12,847	4,227	(2,255)	$36,368
				.
2013

Allowance for doubtful receivables	$24,429	5,644	1,787	(10,311)	$21,549

2012

Allowance for doubtful receivables	$23,866	3,236	1,225	(3,898)	$24,429

(1)	Represents premiums adjustment to provide for unresolved reconciliation items with the Government of Puerto Rico and other entities.

(2)	Deductions represent the write-off of accounts deemed uncollectible.

See accompanying independent registered public accounting firm’s report and notes to financial statements.