Form 10-K/A
period 2014-12-31
TRIPLE-S MANAGEMENT CORP
filed 2015-03-31
CIK 1171662

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

Explanatory Note

Triple-S Management Corporation (“TSM” or “the Corporation”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, solely for the purpose of adding certain Attachments to Exhibit 10.1 on Item 15, the Agreement between the Puerto Rico Health Insurance Administration and Triple-S Salud, Inc. for the provision of the physical & behavioral health services under the Government Health Plan Program.

Except for the attachments mentioned above, this Amendment does not amend, modify or update the Original Filing in any respect. Information included in this Amendment is stated as of December 31, 2014 and does not reflect events that have occurred subsequent to the filing of the Original Filing and, accordingly, this Amendment should be read in conjunction with our Original Filing made with the SEC.

This Annual Report on Form 10-K/A consists of a cover page, this explanatory note, Exhibit 10.1 (as amended) on Item 15 of the 2014 Annual Report on Form 10-K, and the required certifications of TSM’s president and chief executive officer and the vice president and chief financial officer.

Triple-S Management Corporation

FORM 10-K

For The Fiscal Year Ended December 31, 2014

Item 15. Exhibits and Financial Statements Schedules	4
SIGNATURES	8
EXHIBIT 10.1
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

21	List of Subsidiaries of TSM.

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

Exhibits	Description

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.

99.1	Incentive Compensation Recoupment Policy.

All other exhibits for which provision is made in the applicable accounting regulation of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.

*  Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Triple-S Management Corporation
Registrant

By:	/s/ Ramón M. Ruiz-Comas	Date:	March 31, 2015
Ramón M. Ruiz-Comas
President and Chief Executive Officer