Form 10-Q
period 2015-03-31
TRIPLE-S MANAGEMENT CORP
filed 2015-05-08
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2015
Common Stock Class A, $1.00 par value	2,377,689
Common Stock Class B, $1.00 par value	24,146,945

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended March 31, 2015

Part I – Financial Information

Item 1.  Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	March 31, 2015	December 31, 2014
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,077,741	$1,115,899
Equity securities	192,983	197,756
Securities held to maturity, at amortized cost:
Fixed maturities	2,944	2,944
Policy loans	7,397	7,260
Cash and cash equivalents	186,322	110,037
Total investments and cash	1,467,387	1,433,896
Premiums and other receivables, net	312,952	315,622
Deferred policy acquisition costs and value of business acquired	183,559	184,100
Property and equipment, net	76,283	78,343
Deferred tax asset	68,698	68,695
Goodwill	25,397	25,397
Other assets	65,729	39,683
Total assets	$2,200,005	$2,145,736
Liabilities and Stockholders' Equity
Claim liabilities	$401,642	$390,086
Liability for future policy benefits	334,616	328,293
Unearned premiums	75,183	82,656
Policyholder deposits	119,171	118,912
Liability to Federal Employees' Health Benefits Program (FEHBP)	16,780	15,666
Accounts payable and accrued liabilities	200,087	162,458
Deferred tax liability	28,372	28,456
Long-term borrowings	74,057	74,467
Liability for pension benefits	87,759	86,716
Total liabilities	1,337,667	1,287,710
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 2,377,689 at March 31, 2015 and December 31, 2014, respectively	2,378	2,378
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 24,146,945 and 24,654,497 shares at March 31, 2015 and December 31, 2014, respectively	24,147	24,654
Additional paid-in capital	108,798	121,405
Retained earnings	676,181	661,345
Accumulated other comprehensive income	51,396	48,776
Total Triple-S Management Corporation stockholders' equity	862,900	858,558
Non-controlling interest in consolidated subsidiary	(562)	(532)
Total stockholders' equity	862,338	858,026
Total liabilities and stockholders’ equity	$2,200,005	$2,145,736

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2015	2014
Revenues:
Premiums earned, net	$532,558	$541,852
Administrative service fees	29,123	29,750
Net investment income	10,918	11,351
Other operating revenues	1,153	1,494
Total operating revenues	573,752	584,447
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(1,202)	-
Net realized gains, excluding other-than-temporary impairment losses on securities	7,415	126
Net realized investment gains	6,213	126
Other income, net	1,759	246
Total revenues	581,724	584,819
Benefits and expenses:
Claims incurred	432,430	449,107
Operating expenses	127,375	125,367
Total operating costs	559,805	574,474
Interest expense	2,182	2,305
Total benefits and expenses	561,987	576,779
Income before taxes	19,737	8,040
Income tax expense	4,931	1,111
Net income	14,806	6,929
Less: Net loss attributable to non-controlling interest	30	26
Net income attributable to Triple-S Management Corporation	$14,836	$6,955
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.56	$0.26
Diluted net income per share	$0.56	$0.25

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollar amounts in thousands)

	Three months ended
	March 31,
	2015	2014
Net income	$14,806	$6,929
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	1,794	22,302
Defined benefit pension plan:
Actuarial loss, net	887	705
Prior service credit, net	(61)	(74)
Total other comprehensive income, net of tax	2,620	22,933
Comprehensive income	17,426	29,862
Comprehensive income attributable to non-controlling interest	30	26
Comprehensive income attributable to Triple-S Management Corporation	$17,456	$29,888

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands)

	2015	2014
Balance at January 1	$858,558	$785,381
Share-based compensation	1,883	625
Repurchase and retirement of common stock	(14,997)	(2,998)
Comprehensive income	17,456	29,888
Total Triple-S Management Corporation stockholders' equity	862,900	812,896
Non-controlling interest in consolidated subsidiary	(562)	(204)
Balance at March 31	$862,338	$812,692

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$14,806	$6,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,174	5,105
Net amortization of investments	1,533	1,429
Additions to the allowance for doubtful receivables	5,554	1,830
Deferred tax benefit	(379)	(416)
Net realized investment gain on sale of securities	(6,213)	(126)
Share-based compensation	1,883	625
(Increase) decrease in assets:
Premium and other receivables, net	(11,567)	(29,463)
Deferred policy acquisition costs and value of business acquired	541	223
Other deferred taxes	(1,282)	57
Other assets	(25,267)	(15,844)
Increase (decrease) in liabilities:
Claim liabilities	11,556	26,289
Liability for future policy benefits	6,323	6,975
Unearned premiums	(7,473)	(8,632)
Policyholder deposits	899	840
Liability to FEHBP	1,114	(3,127)
Accounts payable and accrued liabilities	42,574	28,775
Net cash provided by operating activities	38,776	21,469

(Continued)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Three months ended March 31,
	2015	2014
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$139,115	$53,701
Fixed maturities matured/called	30,320	12,758
Equity securities sold	28,566	27,632
Securities held to maturity:
Fixed maturities matured/called	-	124
Acquisition of investments:
Securities available for sale:
Fixed maturities	(126,895)	(80,146)
Equity securities	(11,973)	(17,123)
Securities held to maturity:
Fixed maturities	-	(250)
Other investments	(1,549)	(128)
Net outflows from policy loans	(137)	(29)
Net capital expenditures	(1,463)	(1,917)
Net cash provided by (used in) investing activities	55,984	(5,378)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(2,428)	(1,021)
Repayments of long-term borrowings	(410)	(498)
Repurchase and retirement of common stock	(14,997)	(2,998)
Proceeds from policyholder deposits	3,047	1,344
Surrenders of policyholder deposits	(3,687)	(2,546)
Net cash used in financing activities	(18,475)	(5,719)
Net increase in cash and cash equivalents	76,285	10,372
Cash and cash equivalents:
Beginning of period	110,037	74,356
End of period	$186,322	$84,728

See accompanying notes to unaudited consolidated financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(1)	Basis of Presentation

The accompanying consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited.  In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries.  The consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the U.S. (GAAP) for complete financial statements.  These consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of such consolidated interim financial statements, have been included.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015.

(2)	Recent Accounting Standards

On April 7, 2015, the FASB issued guidance addressing the different balance sheet presentation requirements for debt issuance costs and debt discount and premiums.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not significantly affected.  This guidance is effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2015.  We are currently evaluating the impact, if any, the adoption of this guidance may have on our financial position or results of operations.

On May 1, 2015, the FASB issued guidance addressing the current diversity in practice regarding the manner in which certain investments measured at net asset value with redemption dates in the future, including periodic redemption dates, are categorized within the fair value hierarchy.  This guidance eliminates the requirement to categorize within the fair value hierarchy investments for which fair values are measured at net asset value using the practical expedient.  Additionally, it eliminates the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value practical expedient.  This guidance is effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2015.  We are currently evaluating the impact, if any, the adoption of this guidance may have on our financial position or results of operations.

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months ended March 31, 2015 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

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

The Managed Care segment participated in the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid) program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico, by administering the provision of the physical health component in all of the eight service regions in Puerto Rico until March 31, 2015.  Administrative service fees during the three months ended March 31, 2015 and 2014 amounted to $23,642 and $23,822, respectively.  Effective April 1, 2015, we started to provide healthcare services to only two regions of the Medicaid program on a risk based model.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following tables summarize the operations by reportable segment for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Operating revenues:
Managed Care:
Premiums earned, net	$472,167	$483,686
Administrative service fees	29,123	29,750
Intersegment premiums/service fees	1,193	1,337
Net investment income	2,998	3,704
Total managed care	505,481	518,477
Life Insurance:
Premiums earned, net	37,780	34,864
Intersegment premiums	61	105
Net investment income	5,781	5,654
Total life insurance	43,622	40,623
Property and Casualty Insurance:
Premiums earned, net	22,611	23,302
Intersegment premiums	153	153
Net investment income	2,090	1,924
Total property and casualty insurance	24,854	25,379
Other segments: *
Intersegment service revenues	2,383	1,714
Operating revenues from external sources	1,183	1,494
Total other segments	3,566	3,208
Total business segments	577,523	587,687
TSM operating revenues from external sources	14	39
Elimination of intersegment premiums/service fees	(1,407)	(1,595)
Elimination of intersegment service revenues	(2,383)	(1,714)
Other intersegment eliminations	5	30
Consolidated operating revenues	$573,752	$584,447

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2015	2014
Operating income:
Managed care	$10,972	$4,122
Life insurance	4,816	5,214
Property and casualty insurance	1,506	697
Other segments *	(163)	(365)
Total business segments	17,131	9,668
TSM operating revenues from external sources	14	39
TSM unallocated operating expenses	(5,603)	(2,163)
Elimination of TSM intersegment charges	2,405	2,429
Consolidated operating income	13,947	9,973
Consolidated net realized investment gains	6,213	126
Consolidated interest expense	(2,182)	(2,305)
Consolidated other income, net	1,759	246
Consolidated income before taxes	$19,737	$8,040

Depreciation and amortization expense:
Managed care	$3,479	$4,285
Life insurance	270	223
Property and casualty insurance	102	123
Other segments*	126	258
Total business segments	3,977	4,889
TSM depreciation expense	197	216
Consolidated depreciation and amortization expense	$4,174	$5,105

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	March 31, 2015	December 31, 2014
Assets:
Managed care	$1,014,070	$975,999
Life insurance	782,259	764,268
Property and casualty insurance	358,873	362,620
Other segments *	23,404	22,682
Total business segments	2,178,606	2,125,569
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	61,381	44,157
Property and equipment, net	20,201	20,415
Other assets	37,728	37,851
	119,310	102,423
Elimination entries-intersegment receivables and others	(97,911)	(82,256)
Consolidated total assets	$2,200,005	$2,145,736

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$114,957	$1,745	$-	$116,702
U.S. Treasury securities and obligations of U.S. government instrumentalities	125,370	1,373	(2)	126,741
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	27,353	-	(12)	27,341
Municipal securities	571,917	49,912	-	621,829
Corporate bonds	116,770	19,768	-	136,538
Residential mortgage-backed securities	3,475	216	-	3,691
Collateralized mortgage obligations	43,194	1,705	-	44,899
Total fixed maturities	1,003,036	74,719	(14)	1,077,741
Equity securities - Mutual funds	147,304	45,679	-	192,983
Total	$1,150,340	$120,398	$(14)	$1,270,724

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$129,649	$1,014	$(19)	$130,644
U.S. Treasury securities and obligations of U.S. government instrumentalities	94,480	648	(28)	95,100
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	35,115	138	-	35,253
Municipal securities	585,088	49,181	(50)	634,219
Corporate bonds	147,224	17,744	(134)	164,834
Residential mortgage-backed securities	6,808	311	-	7,119
Collateralized mortgage obligations	46,921	1,809	-	48,730
Total fixed maturities	1,045,285	70,845	(231)	1,115,899
Equity securities - Mutual funds	150,799	47,049	(92)	197,756
Total	$1,196,084	$117,894	$(323)	$1,313,655

	March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$622	$213	$-	$835
Residential mortgage-backed securities	217	23	-	240
Certificates of deposit	2,105	-	-	2,105
Total	$2,944	$236	$-	$3,180

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$622	$198	$-	$820
Residential mortgage-backed securities	217	21	-	238
Certificates of deposit	2,105	-	-	2,105
Total	$2,944	$219	$-	$3,163

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Securites available for sale:
Fixed maturities:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$27,528	$(2)	1	$-	$-	-	$27,528	$(2)	1
Obligations of government-Commonwealth of Puerto Rico and its instrumentalities	16,417	(12)	6	-	-	-	16,417	(12)	6
Total for securities available for sale	$43,945	$(14)	7	$-	$-	-	$43,945	$(14)	7

	December 31, 2014
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Securites available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$43,105	$(19)	2	$-	$-	-	43,105	(19)	2
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	39,966	(28)	2	$-	$-	-	39,966	(28)	2
Municipal securities	6,749	(24)	3	6,693	(26)	3	13,442	(50)	6
Corporate bonds	17,053	(50)	4	20,405	(84)	4	37,458	(134)	8
Total fixed maturities	106,873	(121)	11	27,098	(110)	7	133,971	(231)	18
Equity securities - Mutual funds	7,773	(92)	2	-	-	-	7,773	(92)	2
Total for securities available for sale	$114,646	$(213)	13	$27,098	$(110)	7	$141,744	$(323)	20

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
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

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $16,417 and a gross unrealized loss of $12, and (2) bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina) with a fair value of $10,924 and no unrealized gain or loss after the other-than-temporary impairment.  As described below, an other-than-temporary impairment was recorded for the Cofina positions as of March 31, 2015 for a total amount of $1,202.

Besides holdings in escrowed bonds, which are backed by US Government securities and therefore have an implicit AA+/Aaa rating, our positions are in senior lien bonds issued by Cofina. These sales tax bonds are secured by a 7% sales tax levied on the island, of which 1.5% is allocated to municipalities.  Of the remaining 5.5%, the largest of 3.5% or a base amount is pledged to these sales tax bonds. The percentage pledged to the sales tax bonds was increased in October 2013 from 2.75% to 3.5%.  In terms of flow of funds, the 5.5% remaining revenue is first used for debt service on the senior lien bonds, then for debt service on the subordinated bonds and the excess flows into the General Fund.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

On June 28, 2014, Act 71-2014, known as the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (the Recovery Act) was signed into law to provide a legal framework for restructuring public corporation debt. The central government, municipalities and related agencies (including Cofina and Puerto Rico’s Government Development Bank (GDB)) are explicitly not eligible, i.e. these cannot be restructured under this new act. In other words, the Act makes a clear distinction between the central government and its related entities versus the agencies and public corporations. Both Moody’s and Standard & Poor’s (S&P) have taken various ratings actions on the back of this new legislation, including on those credits that were explicitly excluded under the new Act. The rating agencies have positioned their ratings of bonds issued by Cofina closer to that of General Obligation debt.

S&P notes that the legislation is indicative of the growing economic and fiscal challenges for the Commonwealth as a whole, which could lead to additional liquidity pressures. S&P also mentions that this legislation may also signal a potential shift in the Commonwealth’s historically strong willingness to continue to meet its obligations to bondholders. On July 11, 2014, S&P lowered its Cofina rating for senior lien bonds from AA- to BBB, combined with a negative outlook. According to Moody’s, the new law marks the end of the Commonwealth’s long history of taking actions needed to support its debt. The rating agency notes that it signals a depleted capacity for revenue increases and austerity measures, and a new preference for shifting fiscal pressures to creditors. In Moody’s view this has implications for all of Puerto Rico’s debt, i.e. not only of the public corporations but also of the central government. On July 1, 2014, Moody’s lowered its Cofina ratings from Baa1 to Ba3 for senior lien bonds, combined with a negative outlook.

On February 6, 2015, the U.S. District Court of Puerto Rico ruled the Recovery Act unconstitutional, noting that it overstepped federal law and enjoining Commonwealth officials from enforcing it. As a response, the Resident Commissioner of Puerto Rico, a non-voting member of the U.S. House of Representatives, filed a bill seeking to allow the public corporations to restructure their debt under Chapter 9 of the federal bankruptcy code, if needed.

On February 11, 2015, the Puerto Rico Government proposed a 16 percent value-added tax on goods and services to replace the 7 percent sales and use tax, in combination with lower income tax rates, in an attempt to raise additional revenue, encourage savings and stimulate economic development. The change to a value-added tax system could create increased uncertainty with regards to the Cofina sales tax pledge in terms of pledged revenues and bond covenants.  On February 12, 2015, S&P lowered the rating of Cofina senior lien bonds to “B”, maintaining a negative outlook, noting that a new value added tax will create increased uncertainty as to the timing of receipts of pledged revenues and whether bond covenants separating the tax revenue from that of the central government may be maintained. On February 19, 2015, Moody’s also lowered the rating of Cofina senior lien bonds to “B3”, maintaining a negative outlook.  On April 24, 2015, S&P once again downgraded Cofina senior lien bonds from “B” to “CCC+”, combined with a negative credit watch. The rating agency cited constrained market access and diminished liquidity. On April 30, 2015, the Puerto Rico House of Representatives rejected the tax reform bill.

On the back of these events, bond prices of most Puerto Rico credits, including Cofina senior lien bonds, have deteriorated further in this quarter.

The Company considered its Cofina positions other-than-temporarily impaired for a total amount of $1,202 as of March 31, 2015, because: (a) the financial position of the Commonwealth has deteriorated further, evidenced by a lack of liquidity and market access, (b) discussions about across the board restructuring of all Puerto Rico credits could have negative implications for our Cofina bonds, (c) a change to a value-added tax system could create increased uncertainty with regards to the Cofina sales tax pledge.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Maturities of investment securities classified as available for sale and held to maturity at March 31, 2015 were as follows:

	March 31, 2015
	Amortized cost	Estimated fair value
Securities available for sale:
Due in one year or less	$29,029	$29,073
Due after one year through five years	355,438	364,470
Due after five years through ten years	98,874	107,625
Due after ten years	473,026	527,983
Residential mortgage-backed securities	3,475	3,691
Collateralized mortgage obligations	43,194	44,899
	$1,003,036	$1,077,741
Securities held to maturity:
Due in one year or less	$2,106	$2,106
Due after ten years	621	834
Residential mortgage-backed securities	217	240
	$2,944	$3,180

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Information regarding realized and unrealized gains and losses from investments for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015	2014
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$4,009	$1,323
Gross losses from sales	(275)	(1,845)
Gross losses from other-than-temporary impairments	(1,202)	-
Total debt securities	2,532	(522)
Securities available for sale:
Gross gains from sales	3,736	1,919
Gross losses from sales	(55)	(1,271)
Total equity securities	3,681	648
Net realized gains on securities	$6,213	$126

The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended March 31,
	2015	2014
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$4,091	$23,755
Equity securities – available for sale	(1,278)	2,655
	$2,813	$26,410
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$17	$2

The deferred tax liability on unrealized gains change recognized in accumulated other comprehensive income during the three months ended March 31, 2015 and 2014 was $1,019 and $4,108, respectively.

As of March 31, 2015 and December 31, 2014, no individual investment in securities exceeded 10% of stockholders’ equity.

The components of net investment income were as follows:

	Three months ended March 31,
	2015	2014
Fixed maturities	$9,349	$9,670
Equity securities	1,347	1,346
Policy loans	131	125
Cash equivalents and interest-bearing deposits	30	12
Other	61	198
Total	$10,918	$11,351

(5)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Premium	$128,880	$114,776
Self-funded group receivables	71,941	78,909
FEHBP	14,069	12,384
Agent balances	21,752	25,300
Accrued interest	10,331	11,737
Reinsurance recoverable	50,743	50,686
Unsettled sales	1,773	10,456
Other	47,665	47,742
	347,154	351,990
Less allowance for doubtful receivables:
Premium	26,415	28,983
Other	7,787	7,385
	34,202	36,368
Total premium and other receivables, net	$312,952	$315,622

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Claim Liabilities

The activity in the total claim liabilities for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended March 31,
	2015	2014
Claim liabilities at beginning of period	$390,086	$420,421
Reinsurance recoverable on claim liabilities	(40,635)	(37,557)
Net claim liabilities at beginning of period	349,451	382,864
Incurred claims and loss-adjustment expenses:
Current period insured events	447,162	470,371
Prior period insured events	(21,609)	(26,519)
Total	425,553	443,852
Payments of losses and loss-adjustment expenses:
Current period insured events	244,728	241,871
Prior period insured events	168,592	178,750
Total	413,320	420,621
Net claim liabilities at end of period	361,684	406,095
Reinsurance recoverable on claim liabilities	39,958	40,615
Claim liabilities at end of period	$401,642	$446,710

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2015 and 2014 is due primarily to better than expected cost and utilization trends.  Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $6,877 and $5,255 during the three months ended March 31, 2015 and 2014, respectively.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
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

The following tables summarize fair value measurements by level at March 31, 2015 and December 31, 2014 for assets measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$116,702	$-	$116,702
U.S. Treasury securities and obligations of U.S government instrumentalities	126,741	-	-	126,741
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	27,341	-	27,341
Municipal securities	-	621,829	-	621,829
Corporate bonds	-	136,538	-	136,538
Residential agency mortgage-backed securities	-	3,691	-	3,691
Collateralized mortgage obligations	-	44,899	-	44,899
Total fixed maturities	126,741	951,000	-	1,077,741
Equity securities - Mutual funds	158,697	24,095	10,191	192,983

Total	$285,438	$975,095	$10,191	$1,270,724

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$130,644	$-	$130,644
U.S. Treasury securities and obligations of U.S government instrumentalities	95,100	-	-	95,100
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	35,253	-	35,253
Municipal securities	-	634,219	-	634,219
Corporate bonds	-	164,834	-	164,834
Residential agency mortgage-backed securities	-	7,119	-	7,119
Collateralized mortgage obligations	-	48,730	-	48,730
Total fixed maturities	95,100	1,020,799	-	1,115,899
Equity securities - Mutual funds	160,461	23,946	13,349	197,756

Total	$255,561	$1,044,745	$13,349	$1,313,655

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers in and/or out of Level 3 and between Levels 1 and 2 during the three months ended March 31, 2015 and 2014.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014 is as follows:

	Three months ended
	March 31, 2015			March 31, 2014
	Fixed Maturity Securities	Equity Securities	Total	Fixed Maturity Securities	Equity Securities	Total
Beginning balance	$-	$13,349	$13,349	$-	$17,910	$17,910
Realized gains	-	1,412	1,412	-	-	-
Unrealized gain in other accumulated comprehensive income	-	(2,602)	(2,602)	-	958	958
Purchases	-	79	79	-	-	-
Distributions received	-	(2,047)	(2,047)	-	-	-
Ending balance	$-	$10,191	$10,191	$-	$18,868	$18,868

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheets at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,397	$-	$7,397	$-	$7,397

Liabilities:
Policyholder deposits	$119,171	$-	$119,171	$-	$119,171
Long-term borrowings:
Loans payable to bank - variable	14,057	-	14,057	-	14,057
6.6% senior unsecured notes payable	35,000	-	35,261	-	35,261
Repurchase agreement	25,000	-	27,138	-	27,138
Total long-term borrowings	74,057	-	76,456	-	76,456
Total liabilities	$193,228	$-	$195,627	$-	$195,627

	December 31, 2014
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,260	$-	$7,260	$-	$7,260

Liabilities:
Policyholder deposits	$118,912	$-	$118,912	$-	$118,912
Long-term borrowings:
Loans payable to bank - variable	14,467	-	14,467	-	14,467
6.6% senior unsecured notes payable	35,000	-	33,513	-	33,513
Repurchase agreement	25,000	-	25,337	-	25,337
Total long-term borrowings	74,467	-	73,317	-	73,317
Total liabilities	$193,379	$-	$192,229	$-	$192,229

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(8)	Share-Based Compensation

Share-based compensation expense recorded during the three months ended March 31, 2015 and 2014 was $1,883 and $625, respectively.  There were no stock option exercises during the three months ended March 31, 2015 and 2014.

(9)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Net unrealized gain on securities	Liability for pension benefits	Accumulated other comprehensive income
Balance at January 1, 2015	$101,467	$(52,691)	$48,776
Other comprehensive income before reclassifications	832	-	832
Amounts reclassified from accumulated other comprehensive income	962	826	1,788
Net current period change	1,794	826	2,620
Balance at March 31, 2015	$103,261	$(51,865)	$51,396

(10)	Income Taxes

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

All other corporations within the group are subject to Puerto Rico income taxes as regular corporations, as defined in the P.R. Internal Revenue Code, as amended.  The holding company within the Triple-S Advantage, Inc. (TSA) group of companies is a U.S.-based corporation and is subject to U.S. federal income taxes.  This U.S.-based corporation within our group has not provided U.S. deferred taxes on an outside basis difference created as a result of the business combination of TSA and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.  The total outside basis difference at December 31, 2014 is estimated at $54,000.  We do not intend to repatriate earnings to fund U.S. and Puerto Rico operations nor do any transaction that would cause a reversal of that outside basis difference.  Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability if such outside basis difference was reversed.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
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

Act No. 77 also allowed corporations to elect, during the period running from July 1, 2014 to October 31, 2014, to prepay at a reduced income tax rate of 12% on the increase in value of long-term capital assets.  On December 22, 2014 and March 30, 2015, the Governor of Puerto Rico signed into law Act No. 238 and Act No. 44, respectively, providing further amendments to the provisions set forth by Act No.77, extending the period to prepay at the reduced tax rate of 12% on the increase in value of long-term capital assets until April 30, 2015.  In connection with this law, on April 15, 2015, the group of corporations that comprise TSM entered into a Closing Agreement with the Puerto Rico Department of Treasury.  The Closing Agreement, among other matters, was related with the payment of the preferential tax rate on the increase in value of some of its long-term capital assets, as permitted by Act No. 238 of 2014 and Act No. 44 of 2015.  The agreement also covered certain tax attributes of the Corporation.  Subsequently, during the three months ending June 30, 2015, as a result of the aforementioned tax laws and the Closing Agreement, the Company expects: (1) a benefit from the lower tax rate provided under these statutes, (2) to reassess the realizability of some of its deferred taxes and (3) to record a tax benefit of $3,129.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(11)	Pension Plan

The components of net periodic benefit cost for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
	2015	2014
Components of net periodic benefit cost:
Service cost	$897	$1,027
Interest cost	1,900	2,261
Expected return on assets	(1,864)	(2,073)
Amortization of prior service benefit	(100)	(121)
Amortization of actuarial loss	1,454	1,156
Net periodic benefit cost	$2,287	$2,250

Employer Contributions: The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2014 that it expected to contribute $8,000 to the pension program in 2015.  As of March 31, 2015, the Corporation has not made contributions to the pension program.

(12)	Stock Repurchase Program

In October 2014 the Company’s Board of Directors authorized a $50,000 repurchase program of its Class B common stock. Repurchases are conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the three months ended March 31, 2015, the Company repurchased and retired under this program 683,173 shares at an average per share price of $22.15, for an aggregate cost of $14,997.

(13)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$14,836	$6,955
Denominator for basic earnings per share:
Weighted average of common shares	26,497,642	27,268,046
Effect of dilutive securities	97,576	99,983
Denominator for diluted earnings per share	26,595,218	27,368,029
Basic net income per share attributable to TSM	$0.56	$0.26
Diluted net income per share attributable to TSM	$0.56	$0.25

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(14)	Contingencies

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

As of March 31, 2015, we are involved in various legal actions arising in the ordinary course of business. We are also defendants in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although we believe our estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.  The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any.  Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material adverse effect on the consolidated financial condition, operating results and/or cash flows of the Company.

Additionally, we may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have rights to acquire shares of the Corporation on favorable terms pursuant to agreements previously entered by our predecessor managed care subsidiary, Seguros de Servicios de Salud de Puerto Rico, Inc. (SSS), with physicians or dentists who joined our provider network to sell such new provider shares of SSS at a future date (Share Acquisition Agreements) or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.

Claims by Heirs of Former Shareholders

The Company and Triple-S Salud, Inc. (TSS) are defending eight individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 113 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company's (or its predecessors' or affiliates') articles of incorporation and bylaws was improper.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
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

The sixth case, entitled Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al, was filed on April 16, 2013 and the Company filed its response on June 21, 2013. On June 28, 2013, the Puerto Rico’s Court of First Instance ordered plaintiffs to reply to the Company’s response specifically on the matter of the statute of limitations applicable to the complaint. Plaintiffs failed to timely respond and the Company moved to dismiss. Plaintiffs subsequently moved to amend the complaint, which was granted by the court. On November 5, 2013, the Company moved to dismiss the first amended complaint on the grounds that it is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies. On December 16, 2013, plaintiffs filed an opposition, which the Company replied on January 7, 2014. On February 19, 2014, the court ordered plaintiffs to file a memorandum of law by April 22, 2014 regarding the validity of the restrictions on transfer applicable to the shares. On May 16, 2014, plaintiffs filed a motion for summary judgment, which the Company opposed on May 28, 2014. On June 16, 2014, the court ordered plaintiffs to file the memoranda of law and struck plaintiff’s motion for summary judgment. On September 18, 2014, the court denied our motion to dismiss. On September 29, 2014, the Company filed a motion for reconsideration, which was denied by the court on November 4, 2014.  On December 4, 2014, the Company filed a petition of Certiorari to the Court of Appeals of Puerto Rico, which was denied on April 1, 2015. Discovery is ongoing.

 The seventh case, entitled Allende Santos, et al, v. Triple-S Salud, et al, was filed on March 28, 2014. On July 2, 2014, the Company filed its response. Discovery is set to begin on or before April 30, 2015. A hearing is set for August 5, 2015.

The eighth case, entitled Gallardo Mendez, et al, v. Triple-S Management Corporation, was filed on December 30, 2014.  On March 13, 2015, TSM filed a motion to dismiss.  We are awaiting plaintiff's response to our motion to dismiss and further court proceedings.

Management believes the aforesaid claims are time barred under one or more statutes of limitations and will vigorously defend them on these grounds; however, as a result of the Puerto Rico Supreme Court’s decision to deny the applicability of the statute of limitations contained in the local securities law, some of these claims will likely be litigated on their merits.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Joint Underwriting Association Litigations

On August 19, 2011, plaintiffs, purportedly a class of motor vehicle owners, filed an action in the United States District Court for the District of Puerto Rico against the Puerto Rico Joint Underwriting Association (JUA) and 18 other defendants, including TSP, alleging violations under the Puerto Rico Insurance Code, the Puerto Rico Civil Code, the Racketeer Influenced and Corrupt Organizations Act (RICO) and the local statute against organized crime and money laundering. JUA is a private association created by law to administer a compulsory public liability insurance program for motor vehicles in Puerto Rico (CLI). As required by its enabling act, JUA is composed of all the insurers that underwrite private motor vehicle insurance in Puerto Rico and exceed the minimum underwriting percentage established in such act. TSP is a member of JUA.

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

On February 17, 2012, plaintiffs filed their opposition. On April 4, 2012, TSP filed a reply in support of our motion to dismiss, which was denied by the court. On October 2, 2012, the court issued an order certifying the class. On October 12, 2012, several defendants, including TSP, filed an appeal before the U.S. Court of Appeals for the First District, requesting the court to vacate the District Court's certification order. The First Circuit denied the authorization to file the writ of appeals. Discovery has been completed. On November 3, 2014, all defendants, including TSP, filed a joint motion to decertify the class and, on November 17, 2014, a joint motion for summary judgment requesting the dismissal of the claim.  On February 2, 2015, the court ordered the stay of class notice proceedings. On March 10, 2015, plaintiff filed their opposition to the joint motion. We are awaiting further court proceedings.

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the BCBSA in a multi-district class action litigation filed on July 24, 2012 that alleges that the exclusive service area (ESA) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama. Prior to centralization, motions to dismiss were filed by several plans, including TSS. Plaintiffs opposed TSS’ motion to dismiss. On April 9, 2014, the Court held an argumentative hearing to discuss the motions to dismiss. During the hearing, the Court did not issue a ruling on the motions to dismiss thus, decision on said motions are still pending. On June 18, 2014, the court denied TSS’ motion to dismiss. Discovery is ongoing.  TSS refilled its motion to dismiss, asserting lack of personal jurisdiction and improper venue, which plaintiff opposed, and an argumentative hearing is set for May 19, 2015.   Discovery is ongoing.  Also, on April 6, 2015, plaintiffs filed suit in the United States District Court of Puerto Rico, which we believe does not preclude TSS’ jurisdictional arguments. The Company has joined BCBSA in vigorously contesting these claims.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
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

Also, on June 5, 2014, ASES initiated an administrative hearing against TSS moved by a primary medical group for alleged outstanding claims related to services provided to Medicaid beneficiaries from 2005 to 2010, totaling approximately $3,000. On June 19, 2014, TSS filed its response.  The hearing officer ordered the parties to file a joint working plan and schedule, which the parties are executing.  Discovery is ongoing. TSS intends to vigorously defend this claim.

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

The Company reported these events to the appropriate Puerto Rico and federal government agencies. It then received and complied with requests for information from ASES and the Office for Civil Rights (OCR) of the U.S. Department of Health and Human Services, which entities are conducting reviews of these data breaches and TSS' and TCI's compliance with applicable security and privacy rules. ASES levied a fine of $100 on TSS in connection with these incidents, but following the Company’s request for reconsideration, ASES withdrew the fine pending the outcome of the review by the OCR. The OCR has not issued its determination on this matter. The Company at this time cannot reasonably assess the impact of these proceedings on the Company.

Unauthorized Disclosure of Protected Health Information

On September 20, 2013, TSS mailed a pamphlet to our approximately 70,000 Medicare Advantage beneficiaries that inadvertently displayed the receiving beneficiary’s Medicare Health Insurance Claim Number (HICN). The HICN is the unique number assigned by the Social Security Administration to each Medicare beneficiary and is considered protected health information under HIPAA. TSS conducted an investigation and reported the incident to the appropriate Puerto Rico and federal government agencies. It then received and complied with requests for information from these agencies, ASES and OCR, concerning this matter. In accordance with its legal obligations under HIPAA, TSS issued a breach notification through the local media and notified all affected beneficiaries by mail, notifying them of certain protective measures as well.

On April 16, 2014, ASES received a complaint submitted by an American Health Medicare (now TSA) Platino product beneficiary alleging that a pamphlet distributed by TSA had Protected Health Information (PHI) visible on its external cover. TSA conducted the investigation of this allegation and discovered that the external cover of the pamphlets mailed to Platino members displayed the unique contract number randomly assigned by TSA to its members. This number combined with the name and address of the member identified each individual as an TSA Platino beneficiary and the use of the unique contract number on the outside of the pamphlets may be viewed as a violation of the HIPAA minimum necessary rule set forth in regulation. A total of 39,944 members were affected by the incident, from which 28,413 were Platino members. We treated this as a separate HIPAA-related incident. Therefore, we reported the incident to concerned local and federal regulators. Similarly, we issued a letter by mail and posted a substitute notice on our webpage to the affected individuals and notified the breach through the local media.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

On February 11, 2014, ASES notified TSS of its intention to impose a civil monetary penalty of $6,800 and other administrative sanctions with respect to the September 2013 breach described above involving 13,336 dual eligible Medicare/Medicaid beneficiaries. The sanctions include the suspension of all new enrollments of dual eligible Medicare/Medicaid beneficiaries and the obligation to notify affected individuals of their right to disenroll. In its letter, ASES alleged TSS has failed to take all required steps in response to the breach. After TSS submitted a corrective action plan and, on February 21, 2014, ASES requested TSS to provide additional information in connection with the corrective action plan and, on February 26, 2014, ASES temporarily lifted the sanctions related to the enrollment of dual eligible Medicare beneficiaries. On March 6, 2014, ASES confirmed its determination lifting the enrollment sanction and notified its intention to provide TSS with corrective action plan. On March 11, 2014, TSS filed an answer challenging the monetary civil monetary penalty and requesting an administrative hearing and simultaneously filed a notice of removal in the federal District Court for the District of Puerto Rico. On April 10, 2014, ASES filed a motion to remand which was granted on March 31, 2015.  The parties are awaiting further administrative proceedings with ASES.

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

In connection with the September 30, 2013 event, four individuals have filed suit against TSS in the Court of First Instance of Puerto Rico. In the first case, filed on February 10, 2014, one individual, on his behalf and on behalf of his spouse asserts emotional damages due the disclosure of his protected health information. Discovery is ongoing. In the second case, filed on February 24, 2014, another individual filed a class-action suit claiming approximately $20,000 in damages. With respect with this class-action suit, on March 30, 2015 the court dismissed the claim with prejudice. In the third case, filed on April 23, 2014, another individual asserts emotional damages and identity theft. Discovery is ongoing. In the fourth case, filed on September 19, 2014, an individual asserts emotional damages in connection with this matter. The Company filed its response and discovery is ongoing.

The occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive personal information, whether by us or by one of our third-party service providers, could have a material adverse effect on our reputation and business, including mandatory disclosure to the media, significant increases in the cost of managing and remediating privacy or security incidents and material fines, contract termination, penalties and litigation awards, among other consequences, any of which could have a material and adverse effect on our results of operations, financial position and cash flows.

ASES Audits

On July 2, 2014, ASES notified TSS that it conducted an audit reflecting an overpayment of premium in the amount of $7,900 corresponding to payments made to TSS pursuant to prior contracts with ASES for the provision of services under the government health plan as a result of audits conducted by ASES covering several periods from October 2005 to September 2013. TSS contends that ASES request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES. In connection with ASES allegations, ASES withheld $4,800 in service fees corresponding to services provided for the period from October 2005 to September 2010. On August 29, 2014, ASES delivered the $4,800 previously withheld. On December 30, 2014, ASES sent a letter to TSS requesting the reimbursement of approximately $1,300 and, consequently, withheld service fees. On January 16, 2015, the Company filed suit and a preliminary injunction on the Court of First Instance of Puerto Rico requesting the payment of service fees and asserting various claims, including the validity of the agreement signed by the parties in 2011.  On January 29, 2015, a hearing was held in which ASES committed to deliver TSS services fees until March 31, 2015 in consideration of the negotiations being conducted by the parties.  On March 24, 2015, the court ruled that the scope of the 2011 settlement agreement did not preclude ASES from recovering “future claims” including the alleged improper payments. TSS moved for reconsideration and for the formulation of additional finding of facts.  An argumentative hearing is set for May 11, 2015.

(15)	Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standard Codification.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months ended March 31, 2015.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2014 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2015 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial and Medicare Advantage markets.  In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participated in the Government of Puerto Rico Health Reform (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (Medicaid), by administering the provision of the physical health component in all of the eight service regions in Puerto Rico until March 31, 2015.  Effective April 1, 2015, we started to provide healthcare services in the Metro North and West regions of the Government's Health Plan on an at-risk basis.  For the three months ended March 31, 2015, operating income generated under the Medicaid program represented 29% of our consolidated operating income, compared to 34% for the same period in 2014.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of March 31, 2015, we served approximately 2,092,000 members across all regions of Puerto Rico.  For the three months ended March 31, 2015, our managed care segment represented approximately 89% of our total consolidated premiums earned, net and approximately 75% of our operating income.  We also have significant positions in the life insurance and property and casualty insurance markets in Puerto Rico.  Our life insurance segment had a market share of approximately 10% (in terms of direct premiums) during the year ended December 31, 2014.  Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) during the year ended December 31, 2014.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (TSS) and Triple-S Advantage, Inc. (TSA).  TSS and TSA are Blue Cross Blue Shield Association (BCBSA) BCBSA licensees, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico and the U.S. Virgin Islands.

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc., and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (TSP), each one representing approximately 7% and 4%, respectively, of our consolidated premiums earned, net for the three months ended March 31, 2015.

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

	Three months ended March 31,
(Dollar amounts in millions)	2015	2014
Premiums earned, net:
Managed care	$472.5	$484.0
Life insurance	37.8	35.0
Property and casualty insurance	22.8	23.5
Intersegment premiums earned	(0.5)	(0.6)
Consolidated premiums earned, net	$532.6	$541.9

Administrative service fees:
Managed care	$30.0	$30.7
Intersegment administrative service fees	(0.9)	(1.0)
Consolidated administrative service fees	$29.1	$29.7

Operating income:
Managed care	$11.0	$4.1
Life insurance	4.8	5.2
Property and casualty insurance	1.5	0.7
Intersegment and other	(3.3)	-
Consolidated operating income	$14.0	$10.0

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

Claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders.  Each segment’s results of operations depend to a significant extent on their ability to accurately predict and effectively manage claims.  A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period.  Operating expenses consist primarily of compensation, commission payments to brokers and other overhead business expenses. Operating expenses also includes the Health Insurance Providers Fee paid under the Affordable Care Act (ACA).

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

Recent Developments

Puerto Rico’s Economy

Description

Puerto Rico’s economy entered a recession in the fourth quarter of fiscal year 2006.  For fiscal years 2007, 2008, 2009, 2010 and 2011 the real gross national product (GNP) contracted by 1.2%, 2.9%, 3.8%, 3.6%, and 1.7% respectively.  GNP grew by 0.9% and 0.3% in fiscal years 2012 and 2013, respectively.  According to the Puerto Rico Planning Board’s (the Planning Board) latest projections, made in April of 2014, it is projected that Puerto Rico’s real GNP for fiscal years 2014 and 2015 will grow by 0.1% and 0.2%, respectively.  However, the monthly economic indicators for the fiscal year 2014 indicate that the final GNP figures for the fiscal year may end up lower than the projection presented by the Planning Board.  The Planning Board is expected to publish a revision of this forecast during the second quarter of fiscal year 2015.

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

The dominant sectors of the Puerto Rico economy in terms of production and income are manufacturing and services.  The manufacturing sector has undergone fundamental changes over the years as a result of the phase out of Section 936 of the United States Internal Revenue Code, which provided certain tax incentives for U.S. corporations doing business in Puerto Rico, and an increased emphasis on higher wages, high technology industries, such as pharmaceuticals, biotechnology, computers, microprocessors, professional and scientific instruments, and certain high technology machinery and equipment.  At the present time, almost 90% of manufacturing is generated by chemical and electronic products.  The services sector, which includes finance, insurance, real estate, wholesale and retail trade, transportation, communications and public utilities, and other services, plays a major role in the economy.  It ranks second to manufacturing in contribution to the gross domestic product and leads all sectors in providing employment.

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

Recent Measures

The Government of Puerto Rico has been focused on implementing a fiscal plan and other measures aimed to improve its fiscal situation, restoring economic growth and finding solutions for its underfunded pension system.  The fiscal plan consists of the following measures: (1) enhancing liquidity through market transactions, such as the $3.5 billion issuance of general obligation bonds and the planned issuance of a significant amount of bonds through the Puerto Rico Infrastructure Financing Authority, (2) providing a balanced budget without deficit financing through initiatives such as the enactment of the Fiscal Sustainability Act in order to ensure compliance with austerity measures and implement appropriations controls, (3) making the public corporations self-sufficient by raising rates, providing for new revenues and providing for an orderly debt adjustment process through the enactment on June 28, 2014 of the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the Recovery Act), and (4) reforming the tax code in order to increase government revenues and provide a sustainable economic growth.

The Recovery Act is intended to provide a legal framework for restructuring public corporation debt. The central government, municipalities and related agencies (including senior lien bonds issued by the Sales Tax Financing Corporation, (Cofina) were explicitly excluded from seeking relief under the provisions of the Recovery Act. In other words, the Recovery Act made a clear distinction between the central government, including its related entities, and the agencies or public corporations.

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

On February 11, 2015, in an attempt to raise additional revenue, encourage savings and stimulate economic development, the Governor of Puerto Rico presented a comprehensive tax reform bill that proposes to replace the 7% sales and use tax with a 16% value added tax in combination with lower income tax rates and other fiscal measures.  On April 30, 2015, the bill was rejected by the Puerto Rico House of Representatives.

On April 21, 2015, the Puerto Rico's Government Development Bank sent a letter to the Governor warning that a government closing in the next three months is very probable due to lack of liquidity to operate unless the government develops a long-term fiscal plan, approves a credible balanced budget and enacts a tax reform.

If the liquidity of the Government of Puerto Rico, its agencies, municipalities and public corporations becomes significantly affected as a result of the inability to raise funding in the market or generate enough revenues, we may face credit losses in our premium and fees receivable from these and other government related entities, which could be significant.

Rating Agencies and Markets

Since 2014, Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s) have taken several ratings actions, affecting both Puerto Rico general obligation bonds and the ratings of its public corporations’ issued debt.  The Company’s main exposure to Puerto Rico currently resides in its holdings of Cofina.

There have been several rounds of ratings downgrades by crediting agencies of certain Puerto Rico government bonds since 2014.  The first round began on February 4, 2014, when S&P lowered its rating for Puerto Rico general obligation bonds from “BBB-” to “BB+” noting liquidity constraints as the main reason for the downgrade.  On February 7, 2014 Moody’s downgraded Puerto Rico’s general obligation bonds from “Baa3” to “Ba2,” combined with a negative outlook, noting a high debt load and fixed costs, narrow liquidity and constrained market access.

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

On February 12, 2015, S&P downgraded Puerto Rico’s general obligation bonds to “B,” maintaining a negative outlook, noting the potential inability to meet debt commitments.  Also on February 12, 2015, S&P lowered the rating of Cofina senior lien bonds to “B,” maintaining a negative outlook, noting that the value added tax proposed by the Government of Puerto Rico in a recently introduced legislation would create increased uncertainty as to the timing of receipts of pledged revenues and whether bond covenants separating the tax revenue from that of the central government may be maintained.  On February 19, 2015, Moody’s lowered its rating of Puerto Rico’s general obligation bonds to “Caa1” maintaining a negative outlook, noting tax revenue shortfalls, narrow liquidity and the substantial growth in debt payments in the upcoming fiscal year.  Also on February 19, 2015, Moody’s lowered the rating of Cofina senior lien bonds to “B3”, maintaining a negative outlook.  On March 23, 2015, Moody’s noted that debt default discussions signal the rising likelihood of a consolidated debt restructuring that affects not only public corporations, but also general obligation bonds and other tax-backed securities (including Cofina senior bonds).

On April 24, 2015, S&P once again downgraded the general obligation bonds of the Commonwealth from “B” to “CCC+”, combined with a credit watch with negative implications. Cofina senior lien bonds were downgraded on the same day from “B” to “CCC+”, also combined with a negative credit watch. The rating agency cited constrained market access and diminished liquidity.

See Item 1A.   Risk Factors—Risks Related to Our Business – “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.’’ included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Managed Care – Medicare Advantage

On April 6, 2015, CMS published the Final MA Ratebook and Call Letter with the 2016 rates for MA plans. Despite an expected 3% average increase in MA rates for plans nationally, Puerto Rico’s MA rates will decrease approximately 11% compared to 2015 funding levels. We are preparing our 2016 bid based on the benefits currently required and a careful evaluation of the potential impact these rates reductions may have on our benefit design and product offering.

See Item 1A.   Risk Factors—Risks Related to the Regulation of Our Industry – “The revised rate calculation system for Medicare Advantage, the payment system for the Medicare Part D and changes in the methodology and payment policies used by CMS to establish rates could reduce our profitability and the benefits we offer our beneficiaries.’’ included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of March 31,
	2015	2014
Managed care enrollment:
Commercial [1]	568,422	638,901
Medicare [2]	116,292	119,817
Medicaid [3]	1,407,045	1,398,243
Total	2,091,759	2,156,961
Managed care enrollment by funding arrangement:
Fully-insured	494,090	550,220
Self-insured	1,597,669	1,606,741
Total	2,091,759	2,156,961

(1)	Commercial membership includes corporate accounts, self-insured employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
(2)	Includes Medicare Advantage membership for 2015 and 2014, and stand-alone PDP plan membership only for 2014.
(3)
All are self-insured members.  Includes the members for all the eight regions served on a ASO basis.  Effective April 1, 2015, membership will decrease since we will be providing services to only two regions on an at risk basis.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended March 31,
(Dollar amounts in millions)	2015	2014
Revenues:
Premiums earned, net	$532.6	$541.9
Administrative service fees	29.1	29.7
Net investment income	10.9	11.4
Other operating revenues	1.2	1.5
Total operating revenues	573.8	584.5
Net realized investment gains	6.2	0.1
Other income, net	1.7	0.3
Total revenues	581.7	584.9
Benefits and expenses:
Claims incurred	432.4	449.1
Operating expenses	127.4	125.4
Total operating expenses	559.8	574.5
Interest expense	2.2	2.3
Total benefits and expenses	562.0	576.8
Income before taxes	19.7	8.1
Income tax expense	4.9	1.1
Net income attributable to TSM	$14.8	$7.0

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating Revenues

Consolidated premiums earned, net for the three months ended March 31, 2015 decreased by $9.3 million, or 1.7%, to $532.6 million when compared to the three months ended March 31, 2014.  This decrease is mostly driven by lower Managed Care premiums, by $11.5 million, primarily reflecting lower fully-insured membership in our Commercial accounts offset in part by higher Medicare premiums.  Life insurance premiums increased by $2.8 million during the 2015 period.

The consolidated administrative service fees of $29.1 million decreased by $0.6 million, or 2.0%, when compared to the same period in 2014, mostly as a result of the lower member month enrollment of the Commercial self-funded business of our Managed Care segment.

Net Realized Investment Gains

Consolidated net realized investment gains of $6.2 million during the 2015 period are the result of net realized gains from the sale of debt and equity securities classified as available for sale, following our asset/liability management and tax planning strategies.  The net realized gains were partially offset by $1.2 million other-than-temporary impairments.

Claims Incurred

Consolidated claims incurred decreased by $16.7 million, or 3.7%, to $432.4 million during the three months ended March 31, 2015 when compared to the claims incurred during the three months ended March 31, 2014, mostly due to lower claims in the Managed Care segment.  This decrease is mostly due to a decrease in the claims incurred in the segment’s Commercial business, reflecting the business’s lower member month enrollment in 2015, partially offset by increases in the claims incurred in the Medicare business mostly due to higher pharmacy costs and higher utilization trends.  Property and Casualty Insurance claims also experienced a decrease during this quarter, reflecting a favorable loss experience, mostly in the Medical Malpractice line of business.  The claims of the Life Insurance segment increased by $3.7 million, reflecting the increase in premiums when compared with the same period in 2014.  The consolidated loss ratio decreased by 170 basis points to 81.2%.

Operating Expenses

Consolidated operating expenses during the three months ended March 31, 2015 increased by $2.0 million, or 1.6%, to $127.4 million as compared to the operating expenses during the three months ended March 31, 2014.  For the three months ended March 31, 2015, the consolidated operating expense ratio increased 80 basis points to 22.7%.  The higher operating expenses and operating expenses ratio are mainly related to both an increase in the Health Insurer Provider Fee for 2015 and higher professional services incurred during the three months ended March 31, 2015. These increases were partially offset by the impact of the cost containment initiatives, including lower personnel costs resulting from a year over year reduction in headcount.

Income Tax Expense

Consolidated income tax expense during the three months ended March 31, 2015 increased by $3.8 million, to $4.9 million, as compared to the income tax expense for the three months ended March 31, 2014.  The effective tax rate increased from 13.6% in 2014 to 24.9% in 2015.  The higher effective tax rate is the result of the increase in the net taxable income of the Managed Care segment, which operates at a higher effective tax rate.

Managed Care Operating Results

	Three months ended March 31,
(Dollar amounts in millions)	2015	2014
Operating revenues:
Medical premiums earned, net:
Commercial	$212.5	$229.7
Medicare	260.0	254.3
Medical premiums earned, net	472.5	484.0
Administrative service fees	30.0	30.8
Net investment income	3.0	3.7
Total operating revenues	505.5	518.5
Medical operating costs:
Medical claims incurred	400.1	419.3
Medical operating expenses	94.4	95.1
Total medical operating costs	494.5	514.4
Medical operating income	$11.0	$4.1
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,143,729	1,319,412
Self-funded	574,334	627,406
Total Commercial member months	1,718,063	1,946,818
Medicare:
Medicare Advantage	347,082	319,289
Stand-alone PDP	-	41,597
Total Medicare member months	347,082	360,886
Medicaid member months - Self-funded	4,229,082	4,190,459
Total member months	6,294,227	6,498,163
Medical loss ratio	84.7%	86.6%
Operating expense ratio	18.8%	18.5%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Medical Operating Revenues

Medical premiums earned for the three months ended March 31, 2015 decreased by $11.5 million, or 2.4%, to $472.5 million when compared to the medical premiums earned during the three months ended March 31, 2014.  This decrease is principally the result of the following:

•
Medical premiums generated by the Commercial business decreased by $17.2 million, or 7.5%, to $212.5 million during the three months ended March 31, 2015.  This fluctuation is primarily the result of a decrease in fully-insured member month enrollment by 175,683, or 13.3%, mainly in our rated groups and individual accounts products and reflecting pricing sensitivity, cancellation of several commercial accounts and attrition in existing accounts as a result of the island’s challenging economic situation.  The effect of the lower membership is partially offset by a 6.7% year over year increase in average premium rates.

•
Medical premiums generated by the Medicare business increased during the three months ended March 31, 2015 by $5.7 million, or 2.2%, to $260.0 million.  This fluctuation primarily results from higher risk score revenue as compared with 2014 and the higher member month enrollment in Medicare Advantage products, which carry a higher average premium rate.

Administrative service fees decreased by $0.8 million, or 2.6%, to $30.0 million during the three months ended March 31, 2015.  This decrease primarily reflects a decrease in the member month enrollment of the Commercial self-funded business by 53,072, which was partially offset by an increase in the member month enrollment of the Medicaid business by 38,600.

Medical Claims Incurred

Medical claims incurred during the three months ended March 31, 2015 decreased by $19.2 million, or 4.6%, to $400.1 million when compared to the three months ended March 31, 2014, reflecting lower fully-insured enrollment in 2015.  The medical loss ratio (MLR) of the segment decreased 190 basis points during the 2015 period, to 84.7%.  These fluctuations are primarily attributed to the net effect of the following:

•
The medical claims incurred of the Commercial business decreased by $27.9 million, or 13.6%, during the 2015 period mostly due to the lower fully-insured member month enrollment.  The Commercial MLR was 83.2%, which is 580 basis points lower than the MLR for the prior year primarily due to the decrease in enrollment and favorable prior period reserve development in 2015.  Excluding the effect of favorable prior period reserve developments in 2015 and 2014 and other related adjustments, the MLR would have decreased by 290 basis points reflecting pricing adjustments that were proportionate with claim trends and improvement in the U.S. Virgin Islands MLR; offset in part by increased pharmacy costs.

•
The medical claims incurred of the Medicare business increased by $8.7 million, or 4.1%, during the 2015 period and its MLR increased by 160 basis points, to 85.8%, primarily resulting from higher pharmacy costs and higher utilization trends during 2015. Excluding the effect of prior period reserve developments and risk-score adjustments in the 2015 and 2014 periods, the MLR presents an increase of 460 basis points, primarily reflecting higher pharmacy costs and higher utilization trends.

Medical Operating Expenses

Medical operating expenses for the three months ended March 31, 2015 decreased by $0.7 million, or 0.7%, to $94.4 million when compared to the three months ended March 31, 2014.  The operating expense ratio increased by 30 basis points, from 18.5% in 2014 to 18.8% in 2015 as a result of the decrease in premiums revenues.  This decrease in medical operating expenses is mainly related to the impact of the cost containment initiatives developed.

Life Insurance Operating Results

	Three months ended March 31,
(Dollar amounts in millions)	2015	2014
Operating revenues:
Premiums earned, net:
Premiums earned	$38.7	$37.6
Assumed earned premiums	1.6	-
Ceded premiums earned	(2.5)	(2.6)
Premiums earned, net	37.8	35.0
Net investment income	5.8	5.6
Total operating revenues	43.6	40.6
Operating costs:
Policy benefits and claims incurred	21.5	17.8
Underwriting and other expenses	17.3	17.6
Total operating costs	38.8	35.4
Operating income	$4.8	$5.2
Additional data:
Loss ratio	56.9%	50.9%
Operating expense ratio	45.8%	50.3%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating Revenues

Premiums earned, net for the three months ended March 31, 2015 increased by $2.8 million, or 8.0% to $37.8 million when compared to the three months ended March 31, 2014 mostly reflecting premium growth in the segment’s individual life line of business and major medical health premiums, and $1.6 million of new premiums assumed on retrocession reinsurance agreements entered during the second quarter of 2014.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the three months ended March 31, 2015 increased by $3.7 million, or 20.8%, to $21.5 million when compared to the three months ended March 31, 2014, mostly reflecting $1.4 million of claims assumed under retrocession reinsurance agreements which carry a higher loss ratio and a $1.0 million increase in policy actuarial reserves.  The loss ratio for the period increased from 50.9% in 2014 to 56.9% in 2015, or 600 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the three month period ended March 31, 2015 decreased $0.3 million, or 1.7%, to $17.3 million when compared to the three months ended March 31, 2014.  The decrease is mostly related to a slowdown in the DAC and VOBA amortization trend due to improved portfolio persistency when compared to the same period last year.  As a result of the larger increase in premiums during this period, the segment’s operating expense ratio improved 450 basis points from 50.3% in 2014 to 45.8% in 2015.

Property and Casualty Insurance Operating Results

	Three months ended March 31,
(Dollar amounts in millions)	2015	2014
Operating revenues:
Premiums earned, net:
Premiums written	$27.9	$29.8
Premiums ceded	(10.8)	(10.7)
Change in unearned premiums	5.7	4.4
Premiums earned, net	22.8	23.5
Net investment income	2.1	1.9
Total operating revenues	24.9	25.4
Operating costs:
Claims incurred	11.3	12.3
Underwriting and other expenses	12.1	12.4
Total operating costs	23.4	24.7
Operating income	$1.5	$0.7
Additional data:
Loss ratio	49.6%	52.3%
Operating expense ratio	53.1%	52.8%

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating Revenues

Total premiums written during the three months ended March 31, 2015 decreased by $1.9 million, or 6.4%, to $27.9 million, mostly resulting from lower sales of Commercial products, primarily in the Commercial Auto and Commercial Property insurance products.

Premiums ceded to reinsurers during the three months ended March 31, 2015 increased by $0.1 million, or 0.9%, to $10.8 million.  The ratio of premiums ceded to premiums written increased by 280 basis points, from 35.9% in 2014 to 38.7% in 2015, primarily due to reinsurance portfolio transfers in 2014.

Claims Incurred

Claims incurred during the three months ended March 31, 2015 decreased by $1.0 million, or 8.1%, to $11.3 million.  The loss ratio decreased by 270 basis points, to 49.6% during this period primarily as a result of a favorable loss experience in the Medical Malpractice line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the three months ended March 31, 2015 decreased by $0.3 million, or 2.4%, to $12.1 million, primarily due to the impact of cost containment initiatives adopted during 2014.  The operating expense ratio increased by 30 basis points when compared to the three months ended March 31, 2014.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended March 31,
(Dollar amounts in millions)	2015	2014
Sources of cash:
Cash provided by operating activities	$37.4	$21.5
Net proceeds of sales of investment securities	59.0	-
Proceeds from policyholder deposits	3.0	1.3
Total sources of cash	99.4	22.8
Uses of cash:
Net purchases of investment securities	-	(3.4)
Net capital expenditures	(1.5)	(1.9)
Repayments of long-term borrowings	(0.4)	(0.5)
Surrenders of policyholder deposits	(3.7)	(2.6)
Repurchase and retirement of common stock	(15.0)	(3.0)
Other	(2.5)	(1.0)
Total uses of cash	(23.1)	(12.4)
Net increase in cash and cash equivalents	$76.3	$10.4

Cash flow from operating activities increased by $15.9 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, principally due to the effect of a decrease in claims paid by $7.3 million, an increase in premium collections by $6.5 million, and a decrease in cash paid to suppliers and employees by $3.9 million.  The decrease in claims mostly results from the lower Managed Care membership.

Net proceeds of sales of investment securities were $59.0 million during the three months ended March 31, 2015, primarily resulting from the net cash flows received from the sales and purchases of investment securities during the 2015 period following our asset/liability management strategy.  During the three months ended March 31, 2014 we had net purchases of investments of $3.4 million.

During the three months ended March 31, 2015 we received $3.0 million in policyholder deposits, this represents an increase of $1.7 million when compared to the prior year and is the result of higher sales of annuity products.

Repurchase and retirement of common stock amounted to $15.0 million reflecting the repurchase and retirement of 683,173 shares of common stock during the three months ended March 31, 2015 under the Corporation’s Class B common stock repurchase program.

The increase in other uses of cash is attributed to the changes in the amount of outstanding checks over bank balances in the 2015 period.

Share Repurchase Program

In October 2014 the Company’s Board of Directors authorized a $50.0 million repurchase program of our Class B common stock. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the three months ended March 31, 2015, the Company repurchased and retired 683,173 shares of our Class B Common Stock at an average per share price of $22.15, for an aggregate cost of $15.0 million.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of March 31, 2015, we had $135.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of March 31, 2015.

As of March 31, 2015, we had the following long-term borrowings:

•
On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).  On October 1, 2010 we repaid $25.0 million of the principal of these senior unsecured notes.  Amount currently outstanding is $35.0 million.

•
On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures in November 2015.  This repurchase agreement pays interests on a quarterly basis at 1.96%.  At March 31, 2015 investment securities available for sale with fair value of $27.1 million (face value of $27.1 million) were pledged as collateral under this agreement.

The 6.6% notes contain certain non-financial covenants.  At March 31, 2015, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan with original principal balance of $41.0 million, bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of March 31, 2015, this secured loan had an outstanding balance of $14.1 million and average annual interest rate of 1.25%.

This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of March 31, 2015 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

We anticipate that we will have sufficient liquidity to support our currently expected needs.

Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business.  We have exposure to market risk mostly in our investment activities.  For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices.  No material changes have occurred in our exposure to financial market risks since December 31, 2014.  A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2015, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings, see note 14 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs ¹	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1, 2015 to January 31, 2015	212,073	$23.54	212,073	$39.7
February 1, 2015 to February 28, 2015	215,000	23.28	215,000	34.7
March 1, 2015 to March 31, 2015	256,100	19.50	256,100	29.7

¹	In October 2014 the Company's Board of Directors authorized a $50.0 million Share Repurchase Program of its Class B common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2015 and 2014 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation

Registrant

Date:	May 8, 2015	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas
President and Chief Executive Officer

Date:	May 8, 2015	By:	/s/ Amílcar L. Jordán-Pérez
Amílcar L. Jordán-Pérez
Vice President and Chief Financial Officer