Form 10-Q
period 2015-06-30
TRIPLE-S MANAGEMENT CORP
filed 2015-08-06
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐	Accelerated filer ☑

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2015
Common Stock Class A, $1.00 par value	2,377,689
Common Stock Class B, $1.00 par value	23,650,247

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended June 30, 2015

Part I – Financial Information

Item 1.	Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	June 30, 2015	December 31, 2014
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,079,651	$1,115,899
Equity securities	155,657	197,756
Securities held to maturity, at amortized cost:
Fixed maturities	2,947	2,944
Policy loans	7,334	7,260
Cash and cash equivalents	212,504	110,037
Total investments and cash	1,458,093	1,433,896
Premiums and other receivables, net	354,090	315,622
Deferred policy acquisition costs and value of business acquired	186,143	184,100
Property and equipment, net	74,530	78,343
Deferred tax asset	77,819	68,695
Goodwill	25,397	25,397
Other assets	57,261	39,683
Total assets	$2,233,333	$2,145,736
Liabilities and Stockholders' Equity
Claim liabilities	$462,186	$390,086
Liability for future policy benefits	339,707	328,293
Unearned premiums	80,192	82,656
Policyholder deposits	118,921	118,912
Liability to Federal Employees' Health Benefits Program (FEHBP)	16,489	15,666
Accounts payable and accrued liabilities	206,483	162,458
Deferred tax liability	22,052	28,456
Long-term borrowings	62,647	74,467
Liability for pension benefits	81,200	86,716
Total liabilities	1,389,877	1,287,710
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 2,377,689 at June 30, 2015 and December 31, 2014, respectively	2,378	2,378
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,650,247 and 24,654,497 shares at June 30, 2015 and December 31, 2014, respectively	23,650	24,654
Additional paid-in capital	99,617	121,405
Retained earnings	695,107	661,345
Accumulated other comprehensive income	23,291	48,776
Total Triple-S Management Corporation stockholders' equity	844,043	858,558
Non-controlling interest in consolidated subsididary	(587)	(532)
Total stockholders' equity	843,456	858,026
Total liabilities and stockholders’ equity	$2,233,333	$2,145,736

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Premiums earned, net	$754,107	$543,735	$1,286,665	$1,085,587
Administrative service fees	4,549	29,506	33,672	59,256
Net investment income	10,998	12,147	21,916	23,498
Other operating revenues	641	850	1,794	2,344
Total operating revenues	770,295	586,238	1,344,047	1,170,685
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(1,660)	(462)	(2,862)	(462)
Net realized gains, excluding other-than-temporary impairment losses on securities	12,267	4,390	19,682	4,516
Total net realized investment gains	10,607	3,928	16,820	4,054
Other income, net	1,083	575	2,842	821
Total revenues	781,985	590,741	1,363,709	1,175,560
Benefits and expenses:
Claims incurred	637,898	428,641	1,070,328	877,748
Operating expenses	126,824	123,589	254,199	248,956
Total operating costs	764,722	552,230	1,324,527	1,126,704
Interest expense	2,074	2,396	4,256	4,701
Total benefits and expenses	766,796	554,626	1,328,783	1,131,405
Income before taxes	15,189	36,115	34,926	44,155
Income tax expense (benefit)	(3,712)	8,662	1,219	9,773
Net income	18,901	27,453	33,707	34,382
Less: Net loss attributable to non-controlling interest	25	23	55	49
Net income attributable to Triple-S Management Corporation	$18,926	$27,476	$33,762	$34,431
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.73	$1.01	$1.29	$1.27
Diluted net income per share	$0.73	$1.01	$1.28	$1.26

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollar amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$18,901	$27,453	$33,707	$34,382
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(29,044)	19,080	(27,250)	41,382
Defined benefit pension plan:
Actuarial loss, net	1,016	649	1,903	1,354
Prior service credit, net	(77)	(70)	(138)	(144)
Total other comprehensive income (loss), net of tax	(28,105)	19,659	(25,485)	42,592
Comprehensive income (loss)	(9,204)	47,112	8,222	76,974
Comprehensive loss attributable to non-controlling interest	25	23	55	49
Comprehensive income (loss) attributable to Triple-S Management Corporation	$(9,179)	$47,135	$8,277	$77,023

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands)

	2015	2014
Balance at January 1	$858,558	$785,381
Share-based compensation	3,199	1,221
Stock issued upon the exercise of stock options	179	2,885
Repurchase and retirement of common stock	(26,170)	(9,044)
Comprehensive income	8,277	77,023
Total Triple-S Management Corporation stockholders' equity	844,043	857,466
Non-controlling interest in consolidated subsididary	(587)	(227)
Balance at June 30	$843,456	$857,239

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$33,707	$34,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,138	10,578
Net amortization of investments	3,187	3,031
Additions to the allowance for doubtful receivables	11,626	6,388
Deferred tax benefit	(6,423)	(2,119)
Net realized investment gain on sale of securities	(16,820)	(4,054)
Share-based compensation	3,199	1,221
(Increase) decrease in assets:
Premium and other receivables, net	(56,003)	(70,556)
Deferred policy acquisition costs and value of business acquired	(2,043)	(2,826)
Deferred taxes	(4,876)	259
Other assets	(16,596)	(1,888)
Increase (decrease) in liabilities:
Claim liabilities	72,100	(5,713)
Liability for future policy benefits	11,414	11,693
Unearned premiums	(2,464)	(3,841)
Policyholder deposits	1,742	1,685
Liability to FEHBP	823	(3,523)
Accounts payable and accrued liabilities	36,017	28,292
Net cash provided by operating activities	76,728	3,009

(Continued)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Six months ended June 30,
	2015	2014
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$241,476	$95,759
Fixed maturities matured/called	34,906	17,066
Equity securities sold	65,621	40,745
Securities held to maturity - fixed maturities matured/called	100	2,418
Acquisition of investments:
Securities available for sale:
Fixed maturities	(259,984)	(137,783)
Equity securities	(12,165)	(20,650)
Securities held to maturity - fixed maturities	(103)	(350)
Other investments	(2,522)	(424)
Net outflows from policy loans	(74)	(172)
Net capital expenditures	(3,003)	(2,791)
Net cash used in (provided by) investing activities	64,252	(6,182)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	1,028	(3,593)
Repayments of long-term borrowings	(11,820)	(992)
Repurchase and retirement of common stock	(25,988)	(5,995)
Proceeds from policyholder deposits	4,538	3,305
Surrenders of policyholder deposits	(6,271)	(4,559)
Net cash used in financing activities	(38,513)	(11,834)
Net increase (decrease) in cash and cash equivalents	102,467	(15,007)
Cash and cash equivalents:
Beginning of period	110,037	74,356
End of period	$212,504	$59,349

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited.  In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries.  The condensed consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the U.S. (GAAP) for complete financial statements.  These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months and six months ended June 30, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015.

(2)	Recent Accounting Standards

On April 7, 2015, the Financial Accounting Standards Board (FASB) issued guidance addressing the different balance sheet presentation requirements for debt issuance costs and debt discount and premiums.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not significantly affected.  This guidance is effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2015.  We are currently evaluating the impact, if any, the adoption of this guidance may have on our financial position or results of operations.

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

On May 21, 2015, the FASB issued guidance to make targeted improvements to short-duration insurance contracts requiring insurance entities to disclose for annual reporting periods, among other information about the liability for unpaid claims and claim adjustment expenses, (1) incurred and paid claims development information by accident year, on a net basis after risk mitigation through reinsurance, for the number of years for which claims incurred typically remain outstanding (that need not exceed 10 years, including the most recent reporting period presented in the statement of financial position). Each period presented in the disclosure about claims development that precedes the current reporting period is considered to be supplementary information; and (2) for each accident year presented of incurred claims development information, quantitative information about claim frequency (unless it is impracticable to do so) accompanied by a qualitative description of methodologies used for determining claim frequency information (as well as any changes to these methodologies).  This guidance is effective for public companies for fiscal years beginning after December 31, 2015, and interim periods within such fiscal years beginning after December 15, 2016.  We are currently evaluating the impact, if any, the adoption of this guidance may have on our financial position or results of operations.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months and six months ended June 30, 2015 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

(3)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$107,362	$1,047	$(6)	$108,403
U.S. Treasury securities and obligations of U.S. government instrumentalities	155,385	954	-	156,339
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	26,650	-	(23)	26,627
Municipal securities	588,989	36,023	(316)	624,696
Corporate bonds	119,190	12,003	-	131,193
Residential mortgage-backed securities	1,023	67	-	1,090
Collateralized mortgage obligations	30,195	1,108	-	31,303
Total fixed maturities	1,028,794	51,202	(345)	1,079,651
Equity securities - mutual funds	121,573	34,141	(57)	155,657
Total	$1,150,367	$85,343	$(402)	$1,235,308

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$129,649	$1,014	$(19)	$130,644
U.S. Treasury securities and obligations of U.S. government instrumentalities	94,480	648	(28)	95,100
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	35,115	138	-	35,253
Municipal securities	585,088	49,181	(50)	634,219
Corporate bonds	147,224	17,744	(134)	164,834
Residential mortgage-backed securities	6,808	311	-	7,119
Collateralized mortgage obligations	46,921	1,809	-	48,730
Total fixed maturities	1,045,285	70,845	(231)	1,115,899
Equity securities - mutual funds	150,799	47,049	(92)	197,756
Total	$1,196,084	$117,894	$(323)	$1,313,655

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$621	$177	$-	$798
Residential mortgage-backed securities	217	22	-	239
Certificates of deposit	2,109	-	-	2,109
Total	$2,947	$199	$-	$3,146

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

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Securites available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$6,393	$(6)	1	$-	$-	-	$6,393	$(6)	1
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	16,507	(23)	6	-	-	-	16,507	(23)	6
Municipal securities	31,228	(316)	9	-	-	-	31,228	(316)	9
Total fixed maturities	54,128	(345)	16	-	-	-	54,128	(345)	16
Equity securities - mutual funds	3,599	(57)	1	-	-	-	3,599	(57)	1
Total for securities available for sale	$57,727	$(402)	17	$-	$-	-	$57,727	$(402)	17

	December 31, 2014
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Securites available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$43,105	$(19)	2	$-	$-	-	$43,105	$(19)	2
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	39,966	(28)	2	-	-	-	39,966	(28)	2
Municipal securities	6,749	(24)	3	6,693	(26)	3	13,442	(50)	6
Corporate bonds	17,053	(50)	4	20,405	(84)	4	37,458	(134)	8
Total fixed maturities	106,873	(121)	11	27,098	(110)	7	133,971	(231)	18
Equity securities - mutual funds	7,773	(92)	2	-	-	-	7,773	(92)	2
Total for securities available for sale	$114,646	$(213)	13	$27,098	$(110)	7	$141,744	$(323)	20

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

Obligations of Government-Sponsored Enterprises and Municipal Securities: One position in this category met the requirements for detailed evaluation, which is a bond issued by the University of Massachusetts Building Authority with a maturity date of May 1, 2039. This bond is rated Aa2/AA- and the revenue stream is College and University revenues. The unrealized loss of this position is $118, which represents 2.1% of its book value. The position was acquired in April 2015 and the unrealized loss is due to general market movements, as interest rates have increased between April and June. We do not consider this position other-than-temporarily impaired as of June 30, 2015, because: (a) the unrealized loss percentage is small, (b) the unrealized loss is due to general market movements, (c) we do not have the intent to sell this investment, and (d) it is not more likely than not that we will be required to sell this investment before recovery of its amortized cost basis (which may be maturity).

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $16,507 and a gross unrealized loss of $23, and (2) bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina) with a fair value of $10,120 and no unrealized gain or loss after the other-than-temporary impairment.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Besides holdings in escrowed bonds, which are backed by US Government securities and therefore have an implicit AA+/Aaa rating, our exposure is in senior lien bonds issued by Cofina.  Below we will discuss the Cofina structure and security, recent events and our impairment conclusion.

Cofina bonds are backed by a sales tax levied on the island, which was increased to 11.5% from an original rate of 7%, effective July 1, 2015.  The revenue of the incremental rate of 4.5% flows directly into the General Fund of the Commonwealth.  The revenue of the original rate of 7% follows the flow of funds as described below.

Of the original 7% tax rate, 1.5% is a separated revenue stream for municipalities. Of the remaining 5.5%, the larger of 2.75% or a base amount is pledged to the sales tax bonds. In terms of flow of funds, the 5.5% remaining revenue is first used for debt service on senior lien bonds, then for debt service on subordinate bonds and the excess flows into the General Fund.  Effective government fiscal year 2015/16, the flow of funds has been somewhat revised to benefit Cofina. The municipality portion of 0.5% is first directed to Cofina in order to satisfy the above mentioned base amount.  Once this base amount is reached, the municipality portion catches up by receiving the amounts which were previously diverted towards Cofina.

Sales tax revenues are dependent on the Puerto Rico economic situation and the sales tax base amount mentioned above would need to grow over time to cover debt service, especially to cover the longer maturities. However, the Company mostly owns shorter Cofina senior bonds, for which debt service coverage based on current revenues is ample.

According to the Government Development Bank, legal opinions from the Puerto Rico’s Secretary of Justice, Bond Counsel and Underwriters’ Counsel, pledged sales tax revenues do not constitute available resources of the Commonwealth. In other words, these revenues are not subject to the so called Puerto Rico general obligations (GO) debt “clawback” under the Commonwealth’s constitution, which provides that certain revenues used to support various bond issues are available to be applied first to the payment of GO debt if needed . This suggests that Cofina bonds could be somewhat isolated from the other Puerto Rico credits.

General Obligation bonds and Cofina are generally considered to have the strongest legal protections.  However, it seems that the Puerto Rico government is moving towards a consolidated debt restructuring across all issuers (see below).  Cofina could either directly be included in this restructuring or the GO bond holders could challenge the separation of the sales tax revenue stream.

During the last year, the Puerto Rico Government has tried to find several solutions to improve its fiscal situation.  Among other initiatives, the Government has (1) sought to provide a legal framework for restructuring its public corporation debt, (2) has planned a bond sale backed by a new fuel tax and (3) has increased sales tax revenue.

Intended to provide a legal framework for restructuring public corporation debt, the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (the Recovery Act) was passed by the Legislature in June 2014. The Central Government, municipalities and related agencies (including bonds issued by Cofina) would explicitly not be eligible, i.e. these could be restructured under this new act.  However, the U.S. District Court of Puerto Rico ruled the Recovery Act unconstitutional in February 2015.  On July 6, 2005, the First Circuit Court of Appeals confirmed the decision of the District Court.  The Government of Puerto Rico has announced it is considering taking the controversy to the U.S. Supreme Court.  As a response to the District Court decision (later confirmed by the First Circuit), the Resident Commissioner of Puerto Rico, a non-voting member of the U.S. House of Representatives, filed a bill seeking to allow the public corporations to restructure their debt under Chapter 9 of the federal bankruptcy code, if needed.  Currently, this bill is still being debated in the U.S. Congress.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

In December 2014, the Puerto Rico legislature approved a new fuel tax of 15%.  This new tax was supposed to back a $2,900,000 bond sale by the Highway Authority, which would be used to pay off a $2,200,000 debt of that agency with the Government Development Bank.  However, this bond deal was not brought to market.  Effective March 15, 2015, the tax on petroleum products increased approximately 7%.

In an attempt to raise additional revenue, the Puerto Rico Government proposed a 16 percent value-added tax on goods and services in February 2015. This new tax would replace the 7 percent sales and use tax and would be combined with lower income tax rates. However, on April 29, 2015 the House of Representatives rejected the proposal. In a second attempt to raise revenue, in May 2015, the legislature passed a bill to increase the sales tax from 7% to 11.5%, effective July 1, 2015, and to introduce a 4% sales tax on services provided between businesses and on professional services, effective October 1, 2015.

Despite the initiatives above, more recently the Puerto Rico Government has changed its historical position and indicated that it is unable to support its debt burden. A study of the financial situation by former officials at the International Monetary Fund and the World Bank, published in June 2015, concluded that the debt load is unsustainable and that a debt restructuring can no longer be avoided. Subsequently, Puerto Rico’s Governor said that the debt was “not payable” and that the Puerto Rico Government would probably seek significant concessions from all of the island’s creditors, which could include deferring some debt payments for a number of years. The Governor also appointed a working group, which is asked to devise fiscal reforms and work on a debt restructuring.

At the end of June 2015, the legislature passed a $9,800,000 budget for the next fiscal year. However, legislation was also passed that would allow suspending monthly General Obligation debt service deposits. These deposits would be suspended until next fiscal year unless the Government can raise funds through the issuance of tax revenue anticipation notes (TRANs) or other borrowings.

As a first step towards debt restructuring, the Government held a meeting with creditors on July 14, 2015, but offered no specifics with regards to which obligations might be restructured. Officials acknowledged the need for capital market access, indicated that liquidity would be very tight in the beginning of the new fiscal year and mentioned that certain measures had been taken, including the issuance of $400,000 TRANs to certain Government entities and advances from Puerto Rico’s retirement system. Despite these measures, on August 1, 2015, the Puerto Rico Public Finance Corporation failed to remit enough cash to its paying agent to satisfy its entire debt service obligation.  This is the first time that Puerto Rico has defaulted on any of its bonded debt obligations, showing its constrained liquidity position.

This quarter, S&P and Moody’s have continued to downgrade Puerto Rico credits. On June 29, 2015, S&P downgraded General Obligation bonds and Cofina senior to CCC-, maintaining a negative outlook. S&P states that the potential for a restructuring of some or all of the Commonwealth’s debt is a significant possibility over the next six months. On July 1, 2015, Moody’s downgraded General Obligation bonds and Cofina senior to Caa3, maintaining a negative outlook. Moody’s notes that even those Puerto Rico securities with strong legal protections face a significant loss.

We considered our unrealized loss position in Cofina to be other-than-temporarily impaired as of June 30, 2015, because: (a) the financial position of the Commonwealth has deteriorated further, evidenced by a lack of liquidity and market access, and (b) the Puerto Rico government is moving towards a consolidated debt restructuring, which could include Cofina or could jeopardize the separation of the sales tax revenue stream.  As a result, during the three months and six months ended June 30, 2015, we recorded an other-than-temporary impairment for the Cofina positions amounting to $1,660 and $2,862, respectively.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Maturities of investment securities classified as available for sale and held to maturity at June 30, 2015 were as follows:

	June 30, 2015
	Amortized cost	Estimated fair value
Securities available for sale:
Due in one year or less	$48,258	$48,990
Due after one year through five years	330,556	336,761
Due after five years through ten years	111,151	117,524
Due after ten years	507,611	543,983
Residential mortgage-backed securities	1,023	1,090
Collateralized mortgage obligations	30,195	31,303
	$1,028,794	$1,079,651
Securities held to maturity:
Due in one year or less	$2,109	$2,109
Due after ten years	621	798
Residential mortgage-backed securities	217	239
	$2,947	$3,146

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Information regarding realized and unrealized gains and losses from investments for the three months and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$2,328	$380	$6,337	$1,703
Gross losses from sales	(129)	(112)	(404)	(1,957)
Gross losses from other-than-temporary impairments	(1,660)	(462)	(2,862)	(462)
Total debt securities	539	(194)	3,071	(716)
Equity securities:
Securities available for sale:
Gross gains from sales	10,138	2,697	13,874	4,616
Gross losses from sales	(70)	-	(125)	(1,271)
Total equity securities	10,068	2,697	13,749	3,345
Net realized gains on securities available for sale	10,607	2,503	16,820	2,629
Gross gain from other investment	-	1,425	-	1,425
Net realized investment gains	$10,607	$3,928	$16,820	$4,054

The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$(23,848)	$16,162	$(19,757)	$39,917
Equity securities – available for sale	(11,595)	6,292	(12,873)	8,947
	$(35,443)	$22,454	$(32,630)	$48,864
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(37)	$11	$(20)	$13

The deferred tax asset (liability) on unrealized gains change recognized in accumulated other comprehensive income during the six months ended June 30, 2015 and 2014 was $5,380 and ($7,842), respectively.

As of June 30, and December 31, 2014, no individual investment in securities exceeded 10% of stockholders’ equity.

The components of net investment income were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed maturities	$8,592	$9,569	$17,941	$19,239
Equity securities	1,777	2,270	3,124	3,616
Policy loans	135	133	266	258
Cash equivalents and interest-bearing deposits	33	14	63	26
Other	461	161	522	359
Total	$10,998	$12,147	$21,916	$23,498

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(4)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Premiums	$159,874	$131,496
Self-insured group receivables	76,467	62,189
FEHBP	13,811	12,384
Agent balances	30,779	25,300
Accrued interest	12,276	11,737
Reinsurance recoverable	48,358	50,686
Unsettled sales	4,547	10,456
Other	47,706	47,742
	393,818	351,990
Less allowance for doubtful receivables:
Premiums	31,272	28,983
Other	8,456	7,385
	39,728	36,368
Total premiums and other receivables, net	$354,090	$315,622

As of June 30, 2015 and December 31, 2014, the Company had premiums and other receivables of $94,604 and $89,904, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of June 30, 2015 and December 31, 2014 were $19,447 and $11,614, respectively.

(5)	Fair Value Measurements

Assets recorded at fair value in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value.  Level inputs, as defined by current accounting guidance for fair value measurements and disclosures, are as follows:

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following tables summarize fair value measurements by level at June 30, 2015 and December 31, 2014 for assets measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$108,403	$-	$108,403
U.S. Treasury securities and obligations of U.S government instrumentalities	156,339	-	-	156,339
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	26,627	-	26,627
Municipal securities	-	624,696	-	624,696
Corporate bonds	-	131,193	-	131,193
Residential agency mortgage-backed securities	-	1,090	-	1,090
Collateralized mortgage obligations	-	31,303	-	31,303
Total fixed maturities	156,339	923,312	-	1,079,651
Equity securities - mutual funds	128,305	18,269	9,083	155,657

Total	$284,644	$941,581	$9,083	$1,235,308

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$130,644	$-	$130,644
U.S. Treasury securities and obligations of U.S government instrumentalities	95,100	-	-	95,100
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	35,253	-	35,253
Municipal securities	-	634,219	-	634,219
Corporate bonds	-	164,834	-	164,834
Residential agency mortgage-backed securities	-	7,119	-	7,119
Collateralized mortgage obligations	-	48,730	-	48,730
Total fixed maturities	95,100	1,020,799	-	1,115,899
Equity securities - mutual funds	160,461	23,946	13,349	197,756

Total	$255,561	$1,044,745	$13,349	$1,313,655

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers in and/or out of Level 3 and between Levels 1 and 2 during the three months and six months ended June 30, 2015 and 2014.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2015 and 2014 is as follows:

	Three months ended
	June 30, 2015			June 30, 2014
	Fixed Maturity Securities	Equity Securities	Total	Fixed Maturity Securities	Equity Securities	Total
Beginning balance	$-	$10,191	$10,191	$-	$18,868	$18,868
Realized gains	-	-	-	-		-
Unrealized loss in other accumulated comprehensive income	-	(700)	(700)	-	(353)	(353)
Capital distributions	-	(519)	(519)	-	(2,001)	(2,001)
Purchases	-	111	111	-	345	345
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance	$-	$9,083	$9,083	$-	$16,859	$16,859

	Six months ended
	June 30, 2015			June 30, 2014
	Fixed Maturity Securities	Equity Securities	Total	Fixed Maturity Securities	Equity Securities	Total
Beginning balance	$-	$13,349	$13,349	$-	$17,910	$17,910
Realized gains	-	1,412	1,412	-	-	-
Unrealized gain (loss) in other accumulated comprehensive income	-	(3,302)	(3,302)	-	605	605
Capital distributions	-	(2,565)	(2,565)	-	(2,001)	(2,001)
Purchases	-	189	189	-	345	345
Transfers in and/or out of Level 3	-	-	-	-	-	-
Ending balance	$-	$9,083	$9,083	$-	$16,859	$16,859

In addition to the preceding disclosures on assets recorded at fair value in the condensed consolidated balance sheets, accounting guidance also requires the disclosure of fair values for certain other financial instruments for which it is practicable to estimate fair value, whether or not such values are recognized in the condensed consolidated balance sheets.

Non-financial instruments such as property and equipment, other assets, deferred income taxes and intangible assets, and certain financial instruments such as claim liabilities are excluded from the fair value disclosures. Therefore, the fair value amounts cannot be aggregated to determine our underlying economic value.

The carrying amounts reported in the condensed consolidated balance sheets for cash and cash equivalents, receivables, accounts payable and accrued liabilities, and short-term borrowings approximate fair value because of the short term nature of these items.  These assets and liabilities are not listed in the table below.

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our condensed consolidated balance sheets at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,334	$-	$7,334	$-	$7,334

Liabilities:
Policyholder deposits	$118,921	$-	$118,921	$-	$118,921
Long-term borrowings:
Loans payable to bank - variable	13,647	-	13,647	-	13,647
6.6% senior unsecured notes payable	24,000	-	25,173	-	25,173
Repurchase agreement	25,000	-	27,140	-	27,140
Total long-term borrowings	62,647	-	65,960	-	65,960
Total liabilities	$181,568	$-	$184,881	$-	$184,881

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2014
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,260	$-	$7,260	$-	$7,260

Liabilities:
Policyholder deposits	$118,912	$-	$118,912	$-	$118,912
Long-term borrowings:
Loans payable to bank - variable	14,467	-	14,467	-	14,467
6.6% senior unsecured notes payable	35,000	-	33,513	-	33,513
Repurchase agreement	25,000	-	25,337	-	25,337
Total long-term borrowings	74,467	-	73,317	-	73,317
Total liabilities	$193,379	$-	$192,229	$-	$192,229

(6)	Claim Liabilities

The activity in the total claim liabilities for the three months and six months ended June 30, 2015 and 2014 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Claim liabilities at beginning of period	$401,642	$446,710	$390,086	$420,421
Reinsurance recoverable on claim liabilities	(39,958)	(40,615)	(40,635)	(37,557)
Net claim liabilities at beginning of period	361,684	406,095	349,451	382,864
Incurred claims and loss-adjustment expenses:
Current period insured events	628,900	431,328	1,080,137	901,699
Prior period insured events	3,783	(8,764)	(21,901)	(35,283)
Total	632,683	422,564	1,058,236	866,416
Payments of losses and loss-adjustment expenses:
Current period insured events	539,085	416,046	783,813	657,917
Prior period insured events	32,252	37,737	200,844	216,487
Total	571,337	453,783	984,657	874,404
Net claim liabilities at end of period	423,030	374,876	423,030	374,876
Reinsurance recoverable on claim liabilities	39,156	39,832	39,156	39,832
Claim liabilities at end of period	$462,186	$414,708	$462,186	$414,708

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The amount in the incurred claims and loss-adjustment expenses for prior period insured events for the three month ended June 30, 2015 is due primarily to higher than anticipated utilization trends.  The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the six months ended June 30, 2015 and the three months and six months ended June 30, 2014 is due primarily to better than expected cost and utilization trends.  Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $5,215 and $12,092 during the three months and six months ended June 30, 2015, respectively.  The change in the liability for future policy benefits during the three months and six months ended June 30, 2014 amounted to $6,077 and $11,332.

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

The Corporation, through one of its Managed Care corporations, has a branch in the U.S. Virgin Islands that is subject to a 5% premium tax on policies underwritten therein. As a qualified foreign insurance company, the Company is subject to income taxes in the U.S. Virgin Islands, which has implemented a mirror tax law based on the U.S. Internal Revenue Code.  The branch operations in the U.S. Virgin Islands had certain net operating losses for U.S. Virgin Islands tax purposes for which a valuation allowance has been recorded.

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

Act No. 77 of 2014 also included changes to the gross receipts tax, (1) eliminating the additional gross receipts tax as a component of the corporate alternative minimum tax commencing on January 1, 2014 and thereafter, and (2) adding a new gross receipts tax.  Although the new gross receipts tax will be an additional tax on the Corporation’s gross income, it will be deductible for purposes of computing taxable income, but only to the extent that the new gross receipts tax is paid on or before the filing date of the income tax return.  On December 22, 2014, the Governor of Puerto Rico signed into law Act No. 238, which amended the Puerto Rico tax code to include, among others, that this gross receipt tax is not applicable for fiscal years beginning after December 31, 2014.  The impact of the amendments to the gross receipts tax was not significant to the results of operations.

Act No. 77 also allowed corporations to elect, during the period running from July 1, 2014 to October 31, 2014, to prepay at a reduced income tax rate of 12% on the increase in value of long-term capital assets.  On December 22, 2014 and March 30, 2015, the Governor of Puerto Rico signed into law Act No. 238 and Act No. 44, respectively, providing further amendments to the provisions set forth by Act No. 77, extending the period to prepay at the reduced tax rate of 12% on the increase in value of long-term capital assets until April 30, 2015.  In connection with this law, on April 15, 2015, the group of corporations that comprise TSM entered into a Closing Agreement with the Puerto Rico Department of Treasury.  The Closing Agreement, among other matters, was related with the payment of the preferential tax rate on the increase in value of some of its long-term capital assets, as permitted by Act No. 238 of 2014 and Act No. 44 of 2015.  The agreement also covered certain tax attributes of the Corporation.  During the three months ended June 30, 2015, as a result of the aforementioned tax laws and the Closing Agreement, the Company: (1) obtained a benefit from the lower tax rate provided under these statutes, (2) reassessed the realizability of some of its deferred taxes and (3) recorded a tax benefit of $3,129.

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

(8)	Pension Plan

The components of net periodic benefit cost for the three months and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$1,160	$923	$2,057	$1,950
Interest cost	2,322	2,132	4,222	4,393
Expected return on assets	(2,350)	(1,928)	(4,214)	(4,001)
Amortization of prior service benefit	(126)	(116)	(226)	(237)
Amortization of actuarial loss	1,665	1,064	3,119	2,220
Net periodic benefit cost	$2,671	$2,075	$4,958	$4,325

Employer Contributions:  As of June 30, 2015, the Corporation has contributed $8,000 to the pension program in 2015.

(9)	Stock Repurchase Program

In October 2014 the Company’s Board of Directors authorized a $50,000 repurchase program of its Class B common stock.  Repurchases are conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the three months ended June 30, 2015, the Company repurchased and retired under this program 528,488 shares at an average per share price of $21.22, for an aggregate cost of $10,990.  During the six months ended June 30, 2015, the Company repurchased and retired under this program 1,211,661 shares at an average per share price of $21.72, for an aggregate cost of $25,988.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(10)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Net Unrealized gain on securities	Liability for Pension benefits	Accumulated Other Comprehensive income
Balance at January 1, 2015	$101,467	$(52,691)	$48,776
Other comprehensive income before reclassifications	(11,504)	-	(11,504)
Amounts reclassified from accumulated other comprehensive income	(15,746)	1,765	(13,981)
Net current period change	(27,250)	1,765	(25,485)
Balance at June 30, 2015	$74,217	$(50,926)	$23,291

(11)	Share-Based Compensation

Share-based compensation expense recorded during the three months and six months ended June 30, 2015 was $1,316 and $3,199, respectively.  Share-based compensation expense recorded during the three months and six months ended June 30, 2014 was $596 and $1,221, respectively.  There was no cash received from stock option exercises during the six months ended June 30, 2015 and 2014.  During the six months ended June 30, 2015 and June 30, 2014, 7,235 and 174,090 shares, respectively were repurchased and retired as a result of non-cash exercises of stock options.

(12)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$18,926	$27,476	$33,762	$34,431
Denominator for basic earnings per share:
Weighted average of common shares	25,922,680	27,081,655	26,208,573	27,174,306
Effect of dilutive securities	74,984	65,610	86,793	83,045
Denominator for diluted earnings per share	25,997,664	27,147,265	26,295,366	27,257,351
Basic net income per share attributable to TSM	$0.73	$1.01	$1.29	$1.27
Diluted net income per share attributable to TSM	$0.73	$1.01	$1.28	$1.26

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

As of June 30, 2015, we are involved in various legal actions arising in the ordinary course of business. We are also defendants in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although we believe our estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.  The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any.  Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material adverse effect on the consolidated financial condition, operating results and/or cash flows of the Company.

Additionally, we may face various potential litigation claims that have not been asserted to date, including claims from persons purporting to have rights to acquire shares of the Company on favorable terms pursuant to agreements previously entered by our predecessor managed care subsidiary, Seguros de Servicios de Salud de Puerto Rico, Inc. (SSS), with physicians or dentists who joined our provider network to sell such new provider shares of SSS at a future date (Share Acquisition Agreements) or to have inherited such shares notwithstanding applicable transfer and ownership restrictions.

Claims by Heirs of Former Shareholders

The Company and Triple-S Salud, Inc. (TSS) are defending eight individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 112 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company's (or its predecessors' or affiliates') articles of incorporation and bylaws was improper.

In one of these cases, entitled Vera Sánchez, et al, v. Triple-S, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law. The Puerto Rico’s Court of First Instance dismissed the claim and determined it was time barred under the local securities law. On January 2012, the Puerto Rico Court of Appeals upheld the dismissal. On March 28, 2012 the plaintiffs filed a petition for writ of certiorari before the Puerto Rico Supreme Court that was granted on May 31, 2012, and on October 1, 2013, the Puerto Rico Supreme Court reversed the dismissal, holding that the two-year statute of limitations contained in the local securities law did not apply and returning it to the Court of First Instance.  Discovery is ongoing.

In the second case, entitled Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al, Puerto Rico’s Court of First Instance granted the Company’s motion to dismiss on grounds that the complaint was time-barred under the two-year statute of limitations of the local securities laws. On appeal, the Court of Appeals affirmed the decision of the lower court. Plaintiffs filed a petition for certiorari before the Puerto Rico Supreme Court which was granted on January 20, 2012.  On January 8, 2013, the Puerto Rico Supreme Court ruled that the applicable statute of limitations is the fifteen-year period of the Puerto Rico’s Civil Code for collection of monies.  On January 28, 2013, the Company filed a motion for reconsideration which was subsequently denied. On March 26, 2013, plaintiffs amended their complaint, which was answered by the Company on April 16, 2013.  Discovery is ongoing.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

In the third case, entitled Heirs of Dr. Juan Acevedo, et al, v. Triple-S Management Corporation, et al, the Puerto Rico Court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Puerto Rico’s Court of First Instance. Our request for reconsideration was denied in December 2011. Subsequently, on June 24, 2015, the Court of First Instance ordered the parties to file motions for summary judgment. On July 5, 2015, plaintiff filed a motion for summary judgment. The Company will oppose plaintiff’s motion for summary judgment. A pretrial conference is set for August 10, 2015.

The fourth case, entitled Montilla López, et al, v. Seguros de Servicios de Salud, et al, was filed on November 29, 2011. The Company filed a motion to dismiss on the grounds that the claim is time barred under the local securities laws, which was denied by the court on January 24, 2013.  After two amendments to plaintiff’s complaint, the Company filed its response on June 13, 2013.  A hearing is scheduled for September 30, 2015.

The fifth case, entitled Cebollero Santamaría v. Triple-S Salud, Inc., et al, was filed on March 26, 2013, and the Company filed its response on May 16, 2013. On October 29, 2013, the Company filed a motion for summary judgment on the grounds that the claim is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies and, in the alternative, that plaintiff failed to state a claim for which relief can be granted. On November 6, 2014, plaintiffs filed their opposition and a motion for summary judgment.  The parties have filed several pleas with respect to plaintiff’s request summary judgment. A limited discovery in connection with plaintiff opposition to our motion for summary judgment is currently ongoing. The parties are awaiting court’s decision on their respective pleads.

The sixth case, entitled Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al, was filed on April 16, 2013 and the Company filed its response on June 21, 2013. After several pleas, including a motion to dismiss filed by the Company, plaintiff amended their complaint. On November 5, 2013, the Company moved to dismiss the first amended complaint. On May 16, 2014, plaintiffs filed a motion for summary judgment, which the Company opposed on May 28, 2014. On June 16, 2014, the court ordered plaintiffs to file a memoranda of law and struck plaintiff’s motion for summary judgment. On September 18, 2014, the court denied our motion to dismiss the amended complaint. On September 29, 2014, the Company filed a motion for reconsideration, which was denied by the court on November 4, 2014.  On December 4, 2014, the Company filed a petition of Certiorari to the Puerto Rico Court of Appeals of Puerto Rico, which was denied on April 1, 2015.  Discovery is ongoing.

The seventh case, entitled Allende Santos, et al, v. Triple-S Salud, et al, was filed on March 28, 2014. On July 2, 2014, the Company filed its response. Discovery is ongoing. A hearing is scheduled for August 5, 2015.

The eighth case, entitled Gallardo Mendez, et al, v. Triple-S Management Corporation, was filed on December 30, 2014.  On March 13, 2015, the Company filed a motion to dismiss.  After an extension of time granted by the court, plaintiff did not file an opposition.  Therefore, on June 16, 2015, the court deemed our motion to dismiss unopposed. We are awaiting further court proceedings.

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

On December 30, 2011, TSP and other insurance companies filed a joint motion to dismiss, which was opposed by plaintiffs on February 17, 2012. On October 2, 2012, the court issued an order certifying the class. On October 12, 2012, several defendants, including TSP, filed an appeal before the U.S. Court of Appeals for the First District, requesting the court to vacate the District Court's certification order. The First Circuit denied the authorization to file the writ of appeals. Discovery has been completed. On November 3, 2014, all defendants, including TSP, filed a joint motion to decertify the class and, on November 17, 2014, a joint motion for summary judgment requesting the dismissal of the claim.

On February 2, 2015, the court ordered the stay of class notice proceedings. On March 10, 2015, plaintiff filed their opposition to the joint motion. The parties have filed several pleas in connection with the summary judgment, the petition to decertify the class and discovery matters. We are awaiting further court proceedings.

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the Blue Cross Blue Shield Association (BCBSA) in a multi-district class action litigation filed on July 24, 2012 that alleges that the exclusive service area (ESA) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama. Prior to centralization, motions to dismiss were filed by several plans, including TSS. Plaintiffs opposed TSS’ motion to dismiss. On April 9, 2014, the Court held an argumentative hearing to discuss the motions to dismiss. During the hearing, the Court did not issue a ruling on the motions to dismiss thus, decision on said motions are still pending. On June 18, 2014, the court denied TSS’ motion to dismiss. Discovery is ongoing.  TSS refilled its motion to dismiss, asserting lack of personal jurisdiction and improper venue, which plaintiff opposed, and an argumentative hearing is set for May 19, 2015.   Discovery is ongoing.  Also, on April 6, 2015, plaintiffs filed suit in the United States District Court of Puerto Rico, which we believe does not preclude TSS’ jurisdictional arguments. The Company has joined BCBSA in vigorously contesting these claims.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Claims Relating to the Provision of Health Care Services

TSS is defendant in several claims for collection of monies in connection with the provision of health care services. Among them are individual complaints filed before the Puerto Rico Health Insurance Administration (ASES) by six community health centers alleging TSS’ breached their contracts with respect to certain capitation payments and other monetary claims. Such claims have an aggregate value of approximately $9,600. Discovery is ongoing, and given their early stage, the Company cannot assess the probability of an adverse outcome or the reasonable financial impact that any such outcome may have on the Company. TSS believes many of these complaints are time-barred and intends to vigorously defend them on these and other grounds.

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

Regulatory Matters

Our business is subject to review by regulators in Puerto Rico, U.S. Virgin Islands, British Virgin Islands, and Costa Rica. Also, our Medicare and Medicaid segments are subject to the review of federal regulatory authorities. These regulatory authorities conduct regular reviews of many aspects of our business, including, but not limited to, legal and regulatory compliance, business practices, privacy issues, delivery of services, among others.  These reviews could result in fines or other sanctions being imposed on us or may require changes in our practices.  Also, they could have a material adverse effect on our reputation and business, including mandatory disclosure to the media, significant increases in the cost of managing and remediating incidents and material fines, contract termination, penalties and litigation awards, among other consequences, any of which could have a material and adverse effect on our results of operations, financial position and cash flows.

Specifically, the Office of Civil Rights of the U.S. Department of Health and Human Services (OCR) is conducting a review in connection with a data breach occurred in 2010 related to health information of individuals insured at the time under the Government of Puerto Rico Medicaid Program. The OCR has not issued its determination on this matter.

Also, ASES and OCR are conducting investigations in connection with privacy-related incidents related to Medicare Advantage and dual Medicare/Medicaid beneficiaries.  As part of one of these investigations, which involves 13,336 dual Medicare/Medicaid beneficiaries, on February 11, 2014, ASES’s notified TSS of its intention to impose a civil monetary penalty of $6,800 and other administrative sanctions. Subsequently, on March 11, 2014, the Company filed a notice of removal in the federal District Court for the District of Puerto Rico.  On April 10, 2014, ASES filed a motion to remand which was granted by the court.  Consequently this matter is being addressed in an administrative hearing with ASES.  On June 18, 2015, as part of the administrative proceedings, the hearing officer concluded that ASES’s intent to impose a civil monetary penalty is not a final administrative determination and gave parties a 60-day period to dialog and determine next steps. On July 18, ASES filed a motion requesting an additional 30-day period to continue conversations. Also, the Company is currently a defendant in three claims filed at the Puerto Rico Court of First Instance, in which plaintiffs assert emotional damages in connection with the incident.  The Company is vigorously defending each of these claims.

Audits

The Company is subject to numerous audits in connection with the provision of services to private and governmental entities.  These audits may include numerous aspects of our business, including claim payment practices, contractual obligations, service delivery, third-party obligations, and business practices, among others.  Deficiencies in audits could have a material adverse effect on our reputation and business, including termination of contracts, significant increases in the cost of managing and remediating deficiencies, payment of contractual penal clauses, and others, any of which could have a material and adverse effect on our results of operations, financial position and cash flows.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

On July 2, 2014, ASES notified TSS that the results of an audit conducted in connection with the government health plan contract for several periods between October 2005 to September 2013, reflected overpayment of premiums made to TSS pursuant to prior contracts with ASES in the amount of $7,900. The alleged overpayments were related to duplicated payments or payments made to deceased members, and requested the reimbursement of the alleged overpayment. TSS contends that ASES request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES, and that ASES, under the terms of the contracts, was responsible for certifying the membership.  On March 24, 2015, the court ruled that the scope of the 2011 settlement agreement did not preclude ASES from recovering “future claims” including the alleged improper payments. TSS moved for reconsideration and for the formulation of additional finding of facts, which was denied.  On June 18, 2015, TSS filed a petition for Certiorari before the Puerto Rico Court of Appeals. The Puerto Rico Court of Appeals ordered ASES to file its opposition within 20 days. On August 3, 2015, ASES filed its opposition to our petition of Certiorari.  The parties are awaiting further court proceedings.

(14)	Segment Information

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

The Managed Care segment participates in the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid) program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico, by administering the provision of the physical health component in designated service regions in Puerto Rico.  We served all eight service regions on an administrative service only basis (ASO) until March 31, 2015.  Administrative service fees during the three months ended March 31, 2015 and 2014 amounted to $23,642 and $23,822, respectively.  Effective April 1, 2015, we started to provide healthcare services to only two regions of the Medicaid program on a risk based model.  Operating income under the new model during the three months ended June 30, 2015 amounted to $7,271.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following tables summarize the operations by reportable segment for the three months and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating revenues:
Managed Care:
Premiums earned, net	$695,517	$485,311	$1,167,684	$968,997
Administrative service fees	4,549	29,506	33,672	59,256
Intersegment premiums /service fees	3,312	1,504	4,505	2,841
Net investment income	2,719	3,906	5,717	7,610
Total managed care	706,097	520,227	1,211,578	1,038,704
Life Insurance:
Premiums earned, net	36,245	34,826	74,025	69,690
Intersegment premiums	70	77	131	182
Net investment income	6,103	5,997	11,884	11,651
Total life insurance	42,418	40,900	86,040	81,523
Property and Casualty Insurance:
Premiums earned, net	22,345	23,598	44,956	46,900
Intersegment premiums	154	154	307	307
Net investment income	2,131	2,184	4,221	4,108
Total property and casualty insurance	24,630	25,936	49,484	51,315
Other segments: *
Intersegment service revenues	2,779	2,817	5,162	4,531
Operating revenues from external sources	680	851	1,863	2,345
Total other segments	3,459	3,668	7,025	6,876
Total business segments	776,604	590,731	1,354,127	1,178,418
TSM operating revenues from external sources	16	28	30	67
Elimination of intersegment premiums	(3,536)	(1,735)	(4,943)	(3,330)
Elimination of intersegment service fees	(2,779)	(2,817)	(5,162)	(4,531)
Other intersegment eliminations	(10)	31	(5)	61
Consolidated operating revenues	$770,295	$586,238	$1,344,047	$1,170,685

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Operating income:
Managed care	$(2,515)	$27,903	$8,457	$32,025
Life insurance	5,286	5,195	10,102	10,409
Property and casualty insurance	2,454	4,524	3,960	5,221
Other segments *	(121)	114	(284)	(251)
Total business segments	5,104	37,736	22,235	47,404
TSM operating revenues from external sources	16	28	30	67
TSM unallocated operating expenses	(1,937)	(6,184)	(7,540)	(8,347)
Elimination of TSM intersegment charges	2,390	2,428	4,795	4,857
Consolidated operating income	5,573	34,008	19,520	43,981
Consolidated net realized investment gains	10,607	3,928	16,820	4,054
Consolidated interest expense	(2,074)	(2,396)	(4,256)	(4,701)
Consolidated other income, net	1,083	575	2,842	821
Consolidated income before taxes	$15,189	$36,115	$34,926	$44,155

Depreciation and amortization expense:
Managed care	$3,281	$4,698	$6,760	$8,983
Life insurance	279	194	549	417
Property and casualty insurance	88	124	190	247
Other segments*	119	258	245	516
Total business segments	3,767	5,274	7,744	10,163
TSM depreciation expense	197	199	394	415
Consolidated depreciation and amortization expense	$3,964	$5,473	$8,138	$10,578

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	June 30, 2015	December 31, 2014
Assets:
Managed care	$1,023,842	$975,999
Life insurance	767,212	764,268
Property and casualty insurance	363,402	362,620
Other segments *	23,899	22,682
Total business segments	2,178,355	2,125,569
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	44,948	44,157
Property and equipment, net	19,987	20,415
Other assets	37,948	37,851
	102,883	102,423
Elimination entries-intersegment receivables and others	(47,905)	(82,256)
Consolidated total assets	$2,233,333	$2,145,736

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(15)	Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standards Codification.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and six months ended June 30, 2015.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2014 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months and six months ended June 30, 2015 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial and Medicare Advantage markets.  In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Reform (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (Medicaid), by administering the provision of the physical health component in designated service regions in Puerto Rico.  We served all eight regions on an administrative service only basis (ASO) until March 31, 2015.  Effective April 1, 2015, we started to provide healthcare services in the Metro North and West regions of the Government's Health Plan on an at-risk basis.  For the six months ended June 30, 2015, operating income generated in the Medicaid business represented 28% of our consolidated operating income, compared to 18% for the same period in 2014.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of June 30, 2015, we served approximately 1,115,000 members across all regions of Puerto Rico.  For the six months ended June 30, 2015, our managed care segment represented approximately 91% of our total consolidated premiums earned, net and approximately 43% of our operating income.  We also have significant positions in the life insurance and property and casualty insurance markets in Puerto Rico.  Our life insurance segment had a market share of approximately 10% (in terms of direct premiums) during the year ended December 31, 2014.  Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) during the year ended December 31, 2014.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (TSS) and Triple-S Advantage, Inc. (TSA).  TSS and TSA are Blue Cross Blue Shield Association (BCBSA) BCBSA licensees, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico and the U.S. Virgin Islands.

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc., and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (TSP), each one representing approximately 6% and 4%, respectively, of our consolidated premiums earned, net for the six months ended June 30, 2015.

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

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2015	2014	2015	2014
Premiums earned, net:
Managed care	$695.8	$485.6	$1,168.3	$969.7
Life insurance	36.3	34.9	74.1	69.9
Property and casualty insurance	22.5	23.7	45.3	47.2
Intersegment premiums earned	(0.5)	(0.5)	(1.0)	(1.2)
Consolidated premiums earned, net	$754.1	$543.7	$1,286.7	$1,085.6
Administrative service fees:
Managed care	$7.6	$30.7	$37.6	$61.4
Intersegment administrative service fees	(3.0)	(1.2)	(3.9)	(2.1)
Consolidated administrative service fees	$4.6	$29.5	$33.7	$59.3
Operating income:
Managed care	$(2.5)	$27.9	$8.5	$32.0
Life insurance	5.3	5.2	10.1	10.4
Property and casualty insurance	2.5	4.5	4.0	5.2
Intersegment and other	0.3	(3.6)	(3.1)	(3.6)
Consolidated operating income	$5.6	$34.0	$19.5	$44.0

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

Recent Developments

Puerto Rico Government Related Business

During recent years, Puerto Rico has been facing economic and fiscal challenges and its economy has been contracting. For an update on the latest events with regards to the fiscal situation, see note 3 to the accompanying unaudited condensed consolidated financial statements, Investment in Securities.

If the liquidity of the Government of Puerto Rico, its agencies, municipalities and public corporations becomes significantly affected as a result of the inability to raise funding in the market or generate enough revenues, we may face credit losses in our premium and fees receivable from these and other government related entities, which could be significant.

At June 30, 2015, the Company had premiums and other receivables of $94.6 million from the Government of Puerto Rico, including its agencies, municipalities and public corporations with a related allowance for doubtful receivables of $19.4 million.  Following our accounting policy that establishes that the allowance for doubtful receivables is based on management’s evaluation of the aging of accounts and other qualitative factors, which deserve current recognition, such as the government current liquidity concerns, during the three months ended June 30, 2015, we increased the allowance on the accounts receivables from the Government of Puerto Rico by $5.3 million.

Managed Care – Puerto Rico Health Reform Program (Medicaid)

On April 1, 2015 and continuing under the current agreement until June 30, 2017, we commenced providing medical, mental, pharmacy, and dental healthcare services to Medicaid subscribers in the Metro North and West regions of the government of Puerto Rico’s health insurance program, which includes approximately 430,000 subscribers, on an at-risk basis.  Up to March 31, 2015, TSS participated in this program as a third party administrator responsible for the provisions of administrative services to subscribers in all service regions, which serviced approximately 1,420,000 members.

See Item 1A.   Risk Factors—Risks Related to Our Business – “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.’’ included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Managed Care – Medicare Advantage

On April 6, 2015, the Centers for Medicare & Medicaid Services (CMS) published the Final Medicare Advantage (MA) Ratebook and Call Letter with the 2016 rates for MA plans. Despite an expected 3% average increase in MA rates for plans nationally, Puerto Rico’s MA rates will decrease approximately 11% compared to 2015 funding levels.  The proposed cuts for 2016 have created uncertainty around the financing of the MA program in Puerto Rico. We have prepared our 2016 bid based on the benefits currently required and a careful evaluation of the potential impact these rates reduction’s may have on our benefit design and product offering.

See Item 1A.   Risk Factors— Risks Related to the Regulation of Our Industry – “The revised rate calculation system for Medicare Advantage, the payment system for the Medicare Part D and changes in the methodology and payment policies used by CMS to establish rates could reduce our profitability and the benefits we offer our beneficiaries.’’ included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of June 30,
	2015	2014
Managed care enrollment:
Commercial [1]	561,440	619,537
Medicare [2]	120,147	119,830
Medicaid [3]	433,093	1,408,804
Total	1,114,680	2,148,171
Managed care enrollment by insurance arrangement:
Fully-insured	928,323	537,349
Self-insured	186,357	1,610,822
Total	1,114,680	2,148,171

(1)	Commercial membership includes corporate accounts, self-insured employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
(2)	Includes Medicare Advantage membership for 2015 and 2014, and stand-alone PDP plan membership only for 2014.
(3)	Membership for 2015 is on at-risk basis and for 2014 on a self-insured basis. Effective April 1, 2015, membership decreased since we started providing services to only two regions on an at-risk basis.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2015	2014	2015	2014
Revenues:
Premiums earned, net	$754.1	$543.7	$1,286.7	$1,085.6
Administrative service fees	4.6	29.5	33.7	59.3
Net investment income	11.0	12.1	21.9	23.5
Other operating revenues	0.6	0.9	1.7	2.3
Total operating revenues	770.3	586.2	1,344.0	1,170.7
Net realized investment gains	10.6	3.9	16.8	4.1
Other income, net	1.1	0.6	2.9	0.8
Total revenues	782.0	590.7	1,363.7	1,175.6
Benefits and expenses:
Claims incurred	637.9	428.6	1,070.3	877.7
Operating expenses	126.8	123.6	254.2	249.0
Total operating expenses	764.7	552.2	1,324.5	1,126.7
Interest expense	2.1	2.4	4.3	4.7
Total benefits and expenses	766.8	554.6	1,328.8	1,131.4
Income before taxes	15.2	36.1	34.9	44.2
Income tax expense (benefit)	(3.7)	8.7	1.2	9.8
Net income	18.9	27.4	33.7	34.4
Less: net loss attributable to non-controlling interest	-	-	0.1	-
Net income attributable to TSM	$18.9	$27.4	$33.8	$34.4

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Revenues

Consolidated premiums earned, net for the three months ended June 30, 2015 increased by $210.4 million, or 38.7%, to $754.1 million when compared to the three months ended June 30, 2014.  This increase primarily reflects higher premiums in the Managed Care segment by $210.2 million mainly due to the change in the Medicaid business model from ASO model to a fully insured model and higher premiums in the Medicare business, offset in part by lower fully-insured membership in our Commercial accounts. Life insurance premiums increased by $1.4 million while Property and Casualty premiums decreased by $1.3 million during the 2015 period.

The consolidated administrative service fees decreased by $24.9 million, or 84.4%, when compared to the same period in 2014, mostly as a result of the change in the Medicaid business model from ASO model to a fully insured model.

Net Realized Investment Gains

Consolidated net realized investment gains of $10.6 million during the 2015 period are the result of net realized gains from the sale of debt and equity securities classified as available for sale, following our asset/liability management and tax planning strategies.  The net realized gains were partially offset by $1.7 million other-than-temporary impairments related to certain investments in Puerto Rico government obligations.

Claims Incurred

Consolidated claims incurred increased by $209.3 million, or 48.8%, to $637.9 million during the three months ended June 30, 2015 when compared to the claims incurred during the three months ended June 30, 2014, mostly due to higher claims in the Managed Care segment primarily reflecting the claims incurred in the segment’s Medicaid business after the change from ASO model to a fully insured model. The Medicare business claims also increased during this period primarily due to higher utilization trends and higher pharmacy costs.  These increases were partially offset by lower claims incurred in the Commercial business.  The consolidated loss ratio increased by 580 basis points to 84.6%.

Operating Expenses

Consolidated operating expenses during the three months ended June 30, 2015 increased by $3.2 million, or 2.6%, to $126.8 million as compared to the operating expenses during the three months ended June 30, 2014.  The higher operating expenses are mainly related with increases in the provision for doubtful receivables, Health Insurance Providers Fee and professional services.  These increases were partially offset by the impact of the cost containment initiatives, including lower personnel costs resulting from a year over year reduction in headcount, and lower operating expenses after the change in the Medicaid business contract from eight regions under an ASO arrangement to a fully-insured model in only two regions.  Despite the increase in the operating expenses, the consolidated operating expense ratio decreased 490 basis points to 16.7% for the 2015 period reflecting higher premiums revenue.

Income Tax Expense (Benefit)

Consolidated income tax expense (benefit) during the three months ended June 30, 2015 decreased by $12.4 million, to a benefit of $3.7 million, as compared to the income tax expense for the three months ended June 30, 2014, primarily due to the lower income before taxes during the year 2015 period and the execution of a Closing Agreement between TSM and its subsidiaries and the Puerto Rico Treasury Department in connection with the extension up to April 30, 2015 of local law that provided a temporary preferential tax rate in capital asset transactions during the second quarter of 2015.  These events allowed the Company to benefit from the enacted lower taxable rate and to reassess the realizability of its deferred taxes.  Consequently, the effective tax rate decreased from 24.1% during the three months ended June 30, 2014 to a benefit rate of 24.3% during the three months ended June 30, 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Revenues

Consolidated premiums earned, net for the six months ended June 30, 2015 increased by $201.1 million, or 18.5%, to $1,286.7 million when compared to the six months ended June 30, 2014.  This increase primarily reflects higher premiums in the Managed Care segment by $198.6 million mainly due to the change in the Medicaid business model effective April 1, 2015, an ASO model to a fully insured model and premiums in the Medicare business, offset in part by lower fully-insured membership in our Commercial accounts.  Life insurance premiums increased by $4.2 million while Property and Casualty premiums decreased by $1.9 million during the 2015 period.

The consolidated administrative service fees of $33.7 million decreased by $25.6 million, or 43.2%, when compared to the same period in 2014, mostly as a result of change in the Medicaid business model from an ASO model to a fully insured model.

Net Realized Investment Gains

Consolidated net realized investment gains of $16.8 million during the 2015 period are the result of net realized gains from the sale of debt and equity securities classified as available for sale, following our asset/liability management and tax planning strategies.  The net realized gains were partially offset by $2.9 million other-than-temporary impairments related to certain investments in Puerto Rico government obligations.

Claims Incurred

Consolidated claims incurred increased by $192.6 million, or 21.9%, to $1,070.3 million during the six months ended June 30, 2015 when compared to the claims incurred during the six months ended June 30, 2014, mostly due to higher claims in the Managed Care segment.  This increase primarily reflects the claims incurred in the segment’s Medicaid business after the change from an ASO model to a fully insured model as well to an increase in the Medicare business claims stemming from higher utilization trends and higher pharmacy costs during 2015.  These increases were partially offset by lower claims incurred in the Commercial business, which reflects the business’s lower member month enrollment.  The claims of the Life Insurance segment increased by $4.4 million, while Property and Casualty Insurance claims experienced a decrease of $0.6 million.  The consolidated loss ratio increased by 240 basis points to 83.2%.

Operating Expenses

Consolidated operating expenses during the six months ended June 30, 2015 increased by $5.2 million, or 2.1%, to $254.2 million as compared to the operating expenses during the three months ended June 30, 2014.  The higher operating expenses are mainly related to increases in the provision for doubtful receivables and the Health Insurance Providers Fee as well as to higher professional services incurred during the six months ended June 30, 2015.  These increases were partially offset by the impact of the cost containment initiatives, including lower personnel costs resulting from a year over year reduction in headcount and lower expenses related to the change in the Medicaid business contract from eight regions under an ASO to a fully-insured model in only two regions.  Despite the increase in operating expenses, the consolidated operating expense ratio decreased 240 basis points to 19.3% for the 2015 period.

Income Tax Expense (Benefit)

Consolidated income tax expense (benefit) for the six months ended June 30, 2015 decreased by $8.6 million, to $1.2 million, as compared to the income tax expense for the six months ended June 30, 2014, primarily due to the lower income before taxes during the year 2015 period and the execution of a Closing Agreement between TSM and its subsidiaries and the Puerto Rico Treasury Department in connection with the extension up to April 30, 2015 of local law that provided a temporary preferential tax rate in capital asset transactions during the second quarter of 2015.  These events allowed the Company to benefit from the enacted lower taxable rate and to reassess the realizability of its deferred taxes.  Consequently, the effective tax rate decreased from 22.2% during the six months ended June 30, 2014 to a rate of 3.4% during the six months ended June 30, 2015.

Managed Care Operating Results

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2015	2014	2015	2014
Operating revenues:
Medical premiums earned, net:
Commercial	$211.6	$223.0	$424.1	$452.8
Medicare	278.6	262.6	538.6	516.9
Medicaid	205.6	-	205.6	-
Medical premiums earned, net	695.8	485.6	1,168.3	969.7
Administrative service fees	7.6	30.7	37.6	61.4
Net investment income	2.7	3.9	5.7	7.6
Total operating revenues	706.1	520.2	1,211.6	1,038.7
Medical operating costs:
Medical claims incurred	608.4	400.2	1,008.5	819.5
Medical operating expenses	100.2	92.1	194.6	187.2
Total medical operating costs	708.6	492.3	1,203.1	1,006.7
Medical operating income	$(2.5)	$27.9	$8.5	$32.0
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,125,363	1,273,324	2,269,092	2,592,736
Self-funded	561,220	608,880	1,135,554	1,236,286
Total Commercial member months	1,686,583	1,882,204	3,404,646	3,829,022
Medicare:
Medicare Advantage	355,942	318,227	703,024	637,516
Stand-alone PDP	-	41,148	-	82,745
Total Medicare member months	355,942	359,375	703,024	720,261
Medicaid:
Fully-insured	1,303,512	-	1,303,512	-
Self-insured	-	4,204,323	4,229,082	8,394,782
Total Medicaid member months	1,303,512	4,204,323	5,532,594	8,394,782
Total member months	3,346,037	6,445,902	9,640,264	12,944,065
Medical loss ratio	87.4%	82.4%	86.3%	84.5%
Operating expense ratio	14.2%	17.8%	16.1%	18.2%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Medical Operating Revenues

Medical premiums earned for the three months ended June 30, 2015 increased by $210.2 million, or 43.3%, to $695.8 million when compared to the medical premiums earned during the three months ended June 30, 2014.  This increase is principally the result of the following:

•	Medical premiums generated by the Medicaid business increased by $205.6 million during the three months ended June 30, 2015. This fluctuation is primarily the result of the change in the Medicaid business model, from ASO model to a fully insured model effective April 1, 2015.

•	Medical premiums generated by the Medicare business increased during the three months ended June 30, 2015 by $16.0 million, or 6.1%, to $278.6 million. This fluctuation primarily results from higher member month enrollment in Medicare Advantage products, which carry a higher average premium rate and the higher risk score revenue as compared with 2014. The Medicare premiums for the three months ended June 30, 2015 reflect $14.7 million of additional risk factor revenue related to the 2015 accrual estimates and the 2014 final settlement with CMS. The additional risk factor revenue recorded in the 2014 period corresponding to prior periods was $12.4 million.

•	Medical premiums generated by the Commercial business decreased by $11.4 million, or 5.1%, to $211.6 million during the three months ended June 30, 2015. This fluctuation is primarily the result of a decrease in fully-insured member month enrollment by 147,961, or 11.6%, mainly in our rated groups and individual accounts products and reflecting pricing sensitivity, cancellation of several commercial accounts and attrition in existing accounts as a result of the island’s challenging economic situation. The effect of the lower membership is partially offset by a 7.4% year over year increase in average premium rates.

Administrative service fees decreased by $23.1 million, or 75.2%, to $7.6 million during the three months ended June 30, 2015.  This fluctuation is mainly due to the change in the Medicaid business model from an ASO contract, where administrative service fees are recorded, to a fully insured model, where medical premiums are recorded.

Medical Claims Incurred

Medical claims incurred during the three months ended June 30, 2015 increased by $208.2 million, or 52.0%, to $608.4 million when compared to the three months ended June 30, 2014.  The medical loss ratio (MLR) of the segment increased 500 basis points during the 2015 period, to 87.4%.  These fluctuations are primarily attributed to the net effect of the following:

•	Effective April 1, 2015, the Medicaid business changed from ASO model to a fully insured model. The medical claims incurred related to this contract for the three months ended June 30, 2015 amounted $186.0 million. The medical loss ratio of this segment was 90.5%.

•	The medical claims incurred of the Medicare business increased by $27.1 million, or 12.6%, during 2015 period and its MLR increased by 500 basis points, to 86.6%. Excluding the effect of prior period reserve developments and risk-score adjustments in the 2015 and 2014 periods, the MLR presents an increase of 340 basis points, largely reflecting the impact of lower average per member per month premiums in Medicare Advantage products and higher pharmacy costs and utilization trends.

•	The medical claims incurred of the Commercial business decreased by $4.8 million, or 2.6%, during the 2015 period mostly due to the lower fully-insured member month enrollment and favorable prior period reserve development in 2015 offset in part by higher utilization trends. The Commercial MLR was 85.4%, which is 220 basis points higher than the MLR for the prior year. Excluding the effect of favorable prior period reserve developments in 2015 and 2014, the MLR would have increased by 130 basis points primarily increased pharmacy costs.

Medical Operating Expenses

Medical operating expenses for the three months ended June 30, 2015 increased by $8.1 million, or 8.8%, to $100.2 million when compared to the three months ended June 30, 2014.  The operating expense ratio decreased by 360 basis points, from 17.8% in 2014 to 14.2% in 2015 as a result of the increase in premiums revenue.  The increase in medical operating expenses is mostly due to the net effect of the increase in provision for doubtful receivables, increase in the Health Insurance Providers Fees and an increase in the professional services related to Medicare risk scoring and our strategic transformation efforts.  These increases were partially offset by lower operating expenses in the Medicaid business, reflecting the decreased enrollment after the change in the contract from eight regions under an ASO arrangement to a fully-insured model in only two regions.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Medical Operating Revenues

Medical premiums earned for the six months ended June 30, 2015 increased by $198.6 million, or 20.5%, to $1,168.3 million when compared to the medical premiums earned during the three months ended June 30, 2014.  This increase is principally the result of the following:

•	Medical premiums generated by the Medicaid business increased by $205.6 million during the six months ended June 30, 2015. This fluctuation is primarily the result of the change in the Medicaid business model, from an ASO model to a fully insured model effective April 1, 2015. These increases were partially offset by a lower CMS final risk score adjustment in 2015. The six months ended June 30, 2015 and 2014 include approximately $2.2 million and $4.5 million, respectively, related to the final risk score adjustment.

•	Medical premiums generated by the Medicare business increased during the six months ended June 30, 2015 by $21.7 million, or 4.2%, to $538.6 million. This fluctuation primarily results from higher risk score revenue as compared with 2014 and the higher member month enrollment in Medicare Advantage products, which carry a higher average premium rate.

•	Medical premiums generated by the Commercial business decreased by $28.7 million, or 6.3%, to $424.1 million during the six months ended June 30, 2015. This fluctuation is primarily the result of a decrease in fully-insured member month enrollment by 323,644, or 12.5%, mainly in our rated groups and individual accounts products and reflecting pricing sensitivity, cancellation of several commercial accounts and attrition in existing accounts as a result of the island’s challenging economic situation. The effect of the lower membership is partially offset by a 7.0% year over year increase in average premium rates.

Administrative service fees decreased by $23.8 million, or 38.8%, to $37.6 million during the six months ended June 30, 2015.  This decrease is mainly due to the change in the Medicaid business model from an ASO contract, where administrative service fees are recorded, to a fully insured model, where medical premiums are recorded.

Medical Claims Incurred

Medical claims incurred during the six months ended June 30, 2015 increased by $189.0 million, or 23.1%, to $1,008.5 million when compared to the six months ended June 30, 2014.  The MLR of the segment increased 180 basis points during the 2015 period, to 86.3%.  These fluctuations are primarily attributed to the net effect of the following:

•	Effective April 1, 2015, the Medicaid business changed from ASO model to a fully insured model. The medical claims incurred related to this contract for the six months ended June 30, 2015 amounted $186.0 million. The medical loss ratio of this segment was 90.5%.

•	The medical claims incurred of the Medicare business increased by $35.7 million, or 8.3%, during the 2015 period and its MLR increased by 330 basis points, to 86.2%. Excluding the effect of prior period reserve developments and risk-score adjustments in the 2015 and 2014 periods, the MLR presents an increase of 230 basis points, largely reflecting the impact of lower average per member per month premiums in Medicare Advantage products and higher pharmacy costs and utilization trends.

•	The medical claims incurred of the Commercial business decreased by $32.7 million, or 8.4%, during the 2015 period mostly due to the lower fully-insured member month enrollment. The Commercial MLR was 84.3%, which is 180 basis points lower than the MLR for the prior year. Excluding the effect of favorable prior period reserve developments in 2015 and 2014, the MLR would have decreased by 110 basis points reflecting pricing adjustments that were proportionate with claim trends and improvement in the U.S. Virgin Islands MLR; offset in part by increased pharmacy costs.

Medical Operating Expenses

Medical operating expenses for the six months ended June 30, 2015 increased by $7.4 million, or 4.0%, to $194.6 million when compared to the six months ended June 30, 2014.  The operating expense ratio decreased by 210 basis points, from 18.2% in 2014 to 16.1% in 2015 as a result of the increase in premiums revenue.  The increase in medical operating expenses is mostly due to the net effect of the increase in the provision for doubtful receivables, increase in the Health Insurance Providers Fee and an increase in professional services related to Medicare risk scoring and our strategic transformation efforts.  These increases were partially offset by lower operating expenses in the Medicaid business after the change in the contract from eight regions under an ASO arrangement to a fully-insured model in only two regions.

Life Insurance Operating Results

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2105	2014	2105	2014
Operating revenues:
Premiums earned, net:
Premiums earned	$38.1	$37.6	$76.8	$75.2
Assumed earned premiums	0.6	-	2.2	-
Ceded premiums earned	(2.4)	(2.7)	(4.9)	(5.3)
Premiums earned, net	36.3	34.9	74.1	69.9
Net investment income	6.1	6.0	11.9	11.6
Total operating revenues	42.4	40.9	86.0	81.5
Operating costs:
Policy benefits and claims incurred	19.2	18.4	40.7	36.3
Underwriting and other expenses	17.9	17.3	35.2	34.8
Total operating costs	37.1	35.7	75.9	71.1
Operating income	$5.3	$5.2	$10.1	$10.4
Additional data:
Loss ratio	52.9%	52.7%	54.9%	51.9%
Operating expense ratio	49.3%	49.6%	47.5%	49.8%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Revenues

Premiums earned, net for the three months ended June 30, 2015 increased by $1.4 million, or 4.0% to $36.3 million when compared to the three months ended June 30, 2014 mostly reflecting new sales in the segment’s individual life and major medical lines of business, and $0.6 million of new premiums assumed on retrocession reinsurance agreements entered during the second quarter of 2014.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the three months ended June 30, 2015 increased by $0.8 million, or 4.3%, to $19.2 million when compared to the three months ended June 30, 2014, mostly reflecting the higher volume of business during this year and the claims assumed under retrocession reinsurance agreements which carry a higher loss ratio, offset in part by a decrease in policy actuarial reserves. The loss ratio for the period increased from 52.7% in 2014 to 52.9% in 2015, or 20 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the three month period ended June 30, 2015 increased $0.6 million, or 3.5%, to $17.9 million when compared to the three months ended June 30, 2014.  The increase is related to increased commissions and general expenses, partially offset by a lower Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA) amortization resulting from improved portfolio persistency when compared to the same period last year.  As a result of the increase in premiums during this period, the segment’s operating expense ratio improved 30 basis points from 49.6% in 2014 to 49.3% in 2015.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Revenues

Premiums earned, net for the six months ended June 30, 2015 increased by $4.2 million, or 6.0% to $74.1 million when compared to the six months ended June 30, 2014 mostly reflecting premium growth in the segment’s individual life line of business and major medical health premiums, and $2.2 million of new premiums assumed on retrocession reinsurance agreements entered during the second quarter of 2014.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the six months ended June 30, 2015 increased by $4.4 million, or 12.1%, to $40.7 million when compared to the six months ended June 30, 2014, mostly reflecting $2.6 million of claims increase mostly in the cancer and individual lines of business and major medical health claims, and $2.0 million of claims assumed under retrocession reinsurance agreements, which carry a higher loss ratio.  The loss ratio for the period increased from 51.9% in 2014 to 54.9% in 2015, or 300 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the six months ended June, 2015 increased $0.4 million, or 1.1%, to $35.2 million when compared to the six months ended June 30, 2014.  The increase is related to increased commissions and general expenses, partially offset by a lower DAC and VOBA amortization reflecting improved portfolio persistency when compared to the same period last year.  As a result of the larger increase in premiums during this period, the segment’s operating expense ratio improved 230 basis points from 49.8% in 2014 to 47.5% in 2015.

Property and Casualty Insurance Operating Results

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2015	2014	2015	2014
Operating revenues:
Premiums earned, net:
Premiums written	$39.1	$41.5	$67.0	$71.3
Premiums ceded	(12.5)	(14.1)	(23.3)	(24.8)
Change in unearned premiums	(4.1)	(3.7)	1.6	0.7
Premiums earned, net	22.5	23.7	45.3	47.2
Net investment income	2.1	2.2	4.2	4.1
Total operating revenues	24.6	25.9	49.5	51.3
Operating costs:
Claims incurred	11.4	11.1	22.7	23.3
Underwriting and other expenses	10.7	10.3	22.8	22.8
Total operating costs	22.1	21.4	45.5	46.1
Operating income	$2.5	$4.5	$4.0	$5.2
Additional data:
Loss ratio	50.7%	46.8%	50.1%	49.4%
Operating expense ratio	47.6%	43.5%	50.3%	48.3%
Combined ratio	98.3%	90.3%	100.4%	97.7%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Operating Revenues

Total premiums written during the three months ended June 30, 2015 decreased by $2.4 million, or 5.8%, to $39.1 million, mostly resulting from lower sales of Commercial products, primarily in the Commercial Package and Commercial Auto insurance products, offset by an increase in Hospital Malpractice premiums.

Premiums ceded to reinsurers during the three months ended June 30, 2015 decreased by $1.6 million, or 11.3%, to $12.5 million.  The ratio of premiums ceded to premiums written decreased by 200 basis points, from 34.0% in 2014 to 32.0% in 2015.

Claims Incurred

Claims incurred during the three months ended June 30, 2015 increased by $0.3 million, or 2.7%, to $11.4 million.  The loss ratio increased by 390 basis points, to 50.7% during this period primarily as a result of unfavorable loss experience, particulary in the General Liability line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the three months ended June 30, 2015 increased by $0.4 million, or 3.9%, to $10.7 million mostly due to an increase in net commissions reflecting a change in business mix.  The operating expense ratio increased by 410 basis points when compared to the three months ended June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Revenues

Total premiums written during the six months ended June 30, 2015 decreased by $4.3 million, or 6.0%, to $67.0 million, mostly resulting from lower sales of Commercial products, primarily in the Commercial Auto and Commercial Package insurance products.

Premiums ceded to reinsurers during the six months ended June 30, 2015 decreased by $1.5 million, or 6.0%, to $23.3 million due to lower current year non-proportional cession and reinsurance premium adjustments.  The ratio of premiums ceded to premiums written was 34.8% in 2015 and 2014.

Claims Incurred

Claims incurred during the six months ended June 30, 2015 decreased by $0.6 million, or 2.6%, to $22.7 million.  The loss ratio increased by 70 basis points, to 50.1% during this period primarily reflecting increased losses in the General Liability line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the six months ended June 30, 2015 remained in line with prior year.  The operating expense ratio increased by 200 basis points when compared to the six months ended June 30, 2014.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended June 30,
(Dollar amounts in millions)	2015	2014
Sources of cash:
Cash provided by operating activities	$76.7	$3.0
Net proceeds of investment securities	69.9	-
Proceeds from policyholder deposits	4.5	3.3
Total sources of cash	151.1	6.3
Uses of cash:
Net purchases of investment securities	-	(3.2)
Net capital expenditures	(3.0)	(2.8)
Repurchase and retirement of common stock	(26.0)	(6.0)
Repayments of long-term borrowings	(11.8)	(1.0)
Surrenders of policyholder deposits	(6.3)	(4.6)
Other	(1.5)	(3.7)
Total uses of cash	(48.6)	(21.3)
Net increase (decrease) in cash and cash equivalents	$102.5	$(15.0)

Cash flow from operating activities increased by $73.7 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, principally due to an increase in premium collections by $186.2 million and a decrease in cash paid to suppliers and employees by $3.8 million, offset in part by higher claims paid by $109.5 million.  The increase in premiums collected and claims paid is principally the result of the change in the Medicaid business model from ASO model to a fully insured model.

Net proceeds of sales of investment securities were $69.9 million during the six months ended June 30, 2015, primarily resulting from the net cash flows received from the sales and purchases of investment securities during the 2015 period following our asset/liability management strategy.  During the six months ended June 30, 2014 we had net purchases of investments of $3.2 million.

During the six months ended June 30, 2015 we received $4.5 million in policyholder deposits, this represents an increase of $1.2 million when compared to the prior year and is the result of higher sales of annuity products.

Repurchase and retirement of common stock amounted to $26.0 million reflecting the repurchase and retirement of 1,211,661 shares of common stock during the six months ended June 30, 2015 under the Corporation’s Class B common stock repurchase program.

Repayments of long-term borrowings increased by $10.8 during the six months ended June 30, 2015, primarily due to an $11.0 million repayment of the senior unsecured notes principal.

The decrease in other uses of cash is attributed to the changes in the amount of outstanding checks over bank balances in the 2015 period.

Share Repurchase Program

In October 2014 the Company’s Board of Directors authorized a $50.0 million repurchase program of our Class B common stock. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the six months ended June 30, 2015, the Company repurchased and retired 1,211,661 shares of our Class B Common Stock at an average per share price of $21.72, for an aggregate cost of $26.0 million.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of June 30, 2015, we had $135.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of June 30, 2015.

As of June 30, 2015, we had the following long-term borrowings:

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes). On October 1, 2010 and May 14, 2015 we repaid $25.0 million and $11.0 million, respectively, of the principal of these senior unsecured notes. Amount currently outstanding is $24.0 million.

•	On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures in November 2015. This repurchase agreement pays interests on a quarterly basis at 1.96%. At June 30, 2015 investment securities available for sale with fair value of $27.1 million (face value of $27.1 million) were pledged as collateral under this agreement.

The 6.6% notes contain certain non-financial covenants.  At June 30, 2015, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan with original principal balance of $41.0 million, bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of June 30, 2015, this secured loan had an outstanding balance of $13.6 million and average annual interest rate of 1.26%.

This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of June 30, 2015 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of June 30, 2015, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings, see note 13 to the unaudited consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs ¹	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1, 2015 to April 30, 2015	249,835	$19.99	249,835	$24.7
May 1, 2015 to May 31, 2015	237,336	20.88	237,336	19.7
June 1, 2015 to June 30, 2015	41,317	23.97	41,317	18.7

¹	In October 2014 the Company's Board of Directors authorized a $50.0 million Share Repurchase Program of its Class B common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended June 30, 2015 and 2014 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	August 6, 2015	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas
President and Chief Executive Officer

Date:	August 6, 2015	By:	/s/ Amílcar L. Jordán-Pérez
Amílcar L. Jordán-Pérez
Vice President and Chief Financial Officer