Form 10-Q
period 2015-09-30
TRIPLE-S MANAGEMENT CORP
filed 2015-11-09
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___to___

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
☑Yes  ☐No

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2015
Common Stock Class A, $1.00 par value	2,377,689
Common Stock Class B, $1.00 par value	22,970,356

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended September 30, 2015

Part I – Financial Information

Item 1.	Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(Dollar amounts in thousands, except per share data)

	September 30, 2015	December 31, 2014
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,114,962	$1,115,899
Equity securities	201,959	197,756
Securities held to maturity, at amortized cost:
Fixed maturities	2,927	2,944
Policy loans	7,758	7,260
Cash and cash equivalents	194,457	110,037
Total investments and cash	1,522,063	1,433,896
Premiums and other receivables, net	282,758	315,622
Deferred policy acquisition costs and value of business acquired	187,028	184,100
Property and equipment, net	73,849	78,343
Deferred tax asset	70,520	68,695
Goodwill	25,397	25,397
Other assets	53,200	39,683
Total assets	$2,214,815	$2,145,736
Liabilities and Stockholders' Equity
Claim liabilities	$472,981	$390,086
Liability for future policy benefits	345,703	328,293
Unearned premiums	78,440	82,656
Policyholder deposits	116,588	118,912
Liability to Federal Employees' Health Benefits Program (FEHBP)	23,698	15,666
Accounts payable and accrued liabilities	180,036	162,458
Deferred tax liability	21,561	28,456
Long-term borrowings	62,237	74,467
Liability for pension benefits	82,507	86,716
Total liabilities	1,383,751	1,287,710
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 2,377,689 at September 30, 2015 and December 31, 2014, respectively	2,378	2,378
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 22,970,356 and 24,654,497 shares at September 30, 2015 and December 31, 2014, respectively	22,970	24,654
Additional paid-in capital	87,623	121,405
Retained earnings	699,301	661,345
Accumulated other comprehensive income	19,409	48,776
Total Triple-S Management Corporation stockholders' equity	831,681	858,558
Non-controlling interest in consolidated subsididary	(617)	(532)
Total stockholders' equity	831,064	858,026
Total liabilities and stockholders’ equity	$2,214,815	$2,145,736

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(Dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Premiums earned, net	$746,718	$520,766	$2,033,383	$1,606,353
Administrative service fees	6,163	30,253	39,835	89,509
Net investment income	10,618	11,816	32,534	35,314
Other operating revenues	862	939	2,656	3,283
Total operating revenues	764,361	563,774	2,108,408	1,734,459
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(1,627)	-	(4,489)	(462)
Net realized gains, excluding other-than-temporary impairment losses on securities	66	3,108	19,748	7,624
Total net realized investment gains (losses) on sale of securities	(1,561)	3,108	15,259	7,162
Other income, net	2,289	367	5,131	1,188
Total revenues	765,089	567,249	2,128,798	1,742,809
Benefits and expenses:
Claims incurred	634,909	433,853	1,705,237	1,311,601
Operating expenses	125,887	121,036	380,086	369,992
Total operating costs	760,796	554,889	2,085,323	1,681,593
Interest expense	1,979	2,273	6,235	6,974
Total benefits and expenses	762,775	557,162	2,091,558	1,688,567
Income before taxes	2,314	10,087	37,240	54,242
Income tax expense (benefit)	(1,850)	5,432	(631)	15,205
Net income	4,164	4,655	37,871	39,037
Less: Net loss attributable to non-controlling interest	30	68	85	117
Net income attributable to Triple-S Management Corporation	$4,194	$4,723	$37,956	$39,154
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.17	$0.17	$1.46	$1.44
Diluted net income per share	$0.16	$0.17	$1.46	$1.44

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(Dollar amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income	$4,164	$4,655	$37,871	$39,037
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(4,821)	(6,789)	(32,071)	34,593
Defined benefit pension plan:
Actuarial loss, net	1,016	622	2,919	1,976
Prior service credit, net	(77)	(68)	(215)	(212)
Total other comprehensive income (loss), net of tax	(3,882)	(6,235)	(29,367)	36,357
Comprehensive income (loss)	282	(1,580)	8,504	75,394
Comprehensive loss attributable to non-controlling interest	30	68	85	117
Comprehensive income (loss) attributable to Triple-S Management Corporation	$312	$(1,512)	$8,589	$75,511

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollar amounts in thousands)

	2015	2014
Balance at January 1	$858,558	$785,381
Share-based compensation	5,520	1,617
Stock issued upon the exercise of stock options	179	2,885
Repurchase and retirement of common stock	(41,165)	(9,044)
Comprehensive income	8,589	75,511
Total Triple-S Management Corporation stockholders' equity	831,681	856,350
Non-controlling interest in consolidated subsididary	(617)	(295)
Balance at September 30	$831,064	$856,055

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$37,871	$39,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,031	15,974
Net amortization of investments	4,956	4,597
Additions to the allowance for doubtful receivables	11,425	5,968
Deferred tax benefit	(5,140)	676
Net realized investment gain on sale of securities	(15,259)	(7,162)
Share-based compensation	5,520	1,617
(Increase) decrease in assets:
Premium and other receivables, net	10,983	(4,400)
Deferred policy acquisition costs and value of business acquired	(2,928)	(3,272)
Deferred taxes	869	390
Other assets	(13,602)	5,830
Increase (decrease) in liabilities:
Claim liabilities	82,895	(20,614)
Liability for future policy benefits	17,410	17,893
Unearned premiums	(4,216)	(5,618)
Policyholder deposits	2,557	2,621
Liability to FEHBP	8,032	5,720
Accounts payable and accrued liabilities	18,066	1,548
Net cash provided by operating activities	171,470	60,805

(Continued)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollar amounts in thousands)

	Nine months ended September 30,
	2015	2014
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$307,545	$150,049
Fixed maturities matured/called	38,323	27,892
Equity securities sold	81,176	70,803
Securities held to maturity - fixed maturities matured/called	639	2,929
Other investments	-	8,925
Acquisition of investments:
Securities available for sale:
Fixed maturities	(360,588)	(211,129)
Equity securities	(81,901)	(23,731)
Securities held to maturity - fixed maturities	(623)	(865)
Other investments	(2,139)	(583)
Net outflows from policy loans	(498)	(352)
Net capital expenditures	(5,628)	(3,801)
Net cash used in (provided by) investing activities	(23,694)	20,137
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(5,262)	(6,754)
Repayments of long-term borrowings	(12,230)	(1,486)
Repurchase and retirement of common stock	(40,983)	(5,995)
Proceeds from policyholder deposits	5,587	6,413
Surrenders of policyholder deposits	(10,468)	(6,436)
Net cash used in financing activities	(63,356)	(14,258)
Net increase in cash and cash equivalents	84,420	66,684
Cash and cash equivalents:
Beginning of period	110,037	74,356
End of period	$194,457	$141,040

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

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months and nine months ended September 30, 2015 are not necessarily indicative of the results for the full year ending December 31, 2015.

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

On May 21, 2015, the FASB issued guidance to make targeted improvements to short-duration insurance contracts requiring insurance entities to disclose for annual reporting periods, among other information about the liability for unpaid claims and claim adjustment expenses, (1) incurred and paid claims development information by accident year, on a net basis after risk mitigation through reinsurance, for the number of years for which claims incurred typically remain outstanding (that need not exceed 10 years, including the most recent reporting period presented in the statement of financial position). Each period presented in the disclosure about claims development that precedes the current reporting period is considered to be supplementary information; and (2) for each accident year presented of incurred claims development information, quantitative information about claim frequency (unless it is impracticable to do so) accompanied by a qualitative description of methodologies used for determining claim frequency information (as well as any changes to these methodologies).  On August 12, 2015, the FASB issued guidance deferring the effective date of the above described amendments. This guidance is now effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2017. We are currently evaluating the impact, if any, the adoption of this guidance may have on our financial position or results of operations.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months and nine months ended September 30, 2015 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

(3)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$115,932	$1,123	$-	$117,055
U.S. Treasury securities and obligations of U.S. government instrumentalities	171,488	1,616	-	173,104
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	25,235	270	-	25,505
Municipal securities	598,659	40,984	(94)	639,549
Corporate bonds	119,541	12,549	-	132,090
Residential mortgage-backed securities	948	61	-	1,009
Collateralized mortgage obligations	25,923	729	(2)	26,650
Total fixed maturities	1,057,726	57,332	(96)	1,114,962
Equity securities - mutual funds	179,893	23,081	(1,015)	201,959
Total	$1,237,619	$80,413	$(1,111)	$1,316,921

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$129,649	$1,014	$(19)	$130,644
U.S. Treasury securities and obligations of U.S. government instrumentalities	94,480	648	(28)	95,100
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	35,115	138	-	35,253
Municipal securities	585,088	49,181	(50)	634,219
Corporate bonds	147,224	17,744	(134)	164,834
Residential mortgage-backed securities	6,808	311	-	7,119
Collateralized mortgage obligations	46,921	1,809	-	48,730
Total fixed maturities	1,045,285	70,845	(231)	1,115,899
Equity securities - mutual funds	150,799	47,049	(92)	197,756
Total	$1,196,084	$117,894	$(323)	$1,313,655

	September 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$621	$197	$-	$818
Residential mortgage-backed securities	191	17	-	208
Certificates of deposit	2,115	-	-	2,115
Total	$2,927	$214	$-	$3,141

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

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Securites available for sale:
Fixed maturities:
Municipal securities	$23,340	$(94)	4	$-	$-	-	$23,340	$(94)	4
Collateralized mortgage obligations	1,621	(2)	1	-	-	-	1,621	(2)	1
Total fixed maturities	24,961	(96)	5	-	-	-	24,961	(96)	5
Equity securities - mutual funds	40,286	(1,015)	8	-	-	-	40,286	(1,015)	8
Total for securities available for sale	$65,247	$(1,111)	13	$-	$-	-	$65,247	$(1,111)	13

	December 31, 2014
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Securites available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$43,105	$(19)	2	$-	$-	-	$43,105	$(19)	2
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	39,966	(28)	2	-	-	-	39,966	(28)	2
Municipal securities	6,749	(24)	3	6,693	(26)	3	13,442	(50)	6
Corporate bonds	17,053	(50)	4	20,405	(84)	4	37,458	(134)	8
Total fixed maturities	106,873	(121)	11	27,098	(110)	7	133,971	(231)	18
Equity securities - mutual funds	7,773	(92)	2	-	-	-	7,773	(92)	2
Total for securities available for sale	$114,646	$(213)	13	$27,098	$(110)	7	$141,744	$(323)	20

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Collateralized mortgage obligations: The unrealized losses on investments collateralized mortgage obligations (“CMOs”) were mostly caused by fluctuations in interest rates and credit spreads. The contractual cash flows of these securities, other than private CMOs, are guaranteed by a U.S. government-sponsored enterprise. Any loss in these securities is determined according to the seniority level of each tranche, with the least senior (or most junior), typically the unrated residual tranche, taking any initial loss. The investment grade credit rating of our securities reflects the seniority of the securities that the Corporation owns. The Corporation does not consider these investments other-than-temporarily impaired because the decline in fair value is attributable to changes in interest rates and not credit quality; the Corporation does not intend to sell the investments and it is more likely than not that the Corporation will not be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows.

Equity securities - mutual funds: Investments in mutual funds with an unrealized loss as of September 30, 2015 are not considered other-than-temporarily impaired because the funds have been in an unrealized loss position for less than six months or the unrealized loss is small (less than $100 and/or 20%).  During the three months and nine months ended September 30, 2015, we recorded an other-than-temporary impairment for a total amount of $479 on positions which were at an unrealized loss for a period longer than six months.

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $16,088 and a gross unrealized gain of $45, and (2) bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina) with a fair value of $9,417 and a gross unrealized gain of $225 after the other-than-temporary impairment on some of the Cofina holdings.

Besides holdings in escrowed bonds, which are backed by US Government securities and therefore have an implicit AA+/Aaa rating, our exposure is in senior lien bonds issued by Cofina.  Below we will discuss the Cofina structure and security, recent events and our impairment conclusion.

Cofina bonds are backed by a sales tax levied on the island, which effective July 1, 2015 was increased to 11.5% from an original rate of 7%.  The revenue of the incremental rate of 450 basis points flows directly into the General Fund of the Commonwealth.  The revenue of the original rate of 7% follows the flow of funds as described below.  Effective October 1, 2015, a 4% sales tax on services provided between businesses and on professional services was introduced.

Of the original 7% tax rate, 1.5% is a separated revenue stream for municipalities. Of the remaining 5.5%, the larger of 2.75% or a base amount is pledged to the sales tax bonds. In terms of flow of funds, the 5.5% remaining revenue is first used for debt service on senior lien bonds, then for debt service on subordinate bonds and the excess flows into the General Fund.  Effective for government fiscal year 2015-16, the flow of funds has been somewhat revised to benefit Cofina. The municipality portion of 0.5% is first directed to Cofina in order to satisfy the above mentioned base amount.  Once this base amount is reached, the municipality portion catches up by receiving the amounts which were previously diverted towards Cofina.

Sales tax revenues are dependent on the Puerto Rico economic situation and the sales tax base amount mentioned above would need to grow over time to cover debt service, especially to cover the longer maturities. However, the Company mostly owns shorter duration Cofina senior bonds, for which debt service coverage based on current revenues is ample.

According to the Government Development Bank, legal opinions from the Puerto Rico’s Secretary of Justice, Bond Counsel and Underwriters’ Counsel, pledged sales tax revenues do not constitute available resources of the Commonwealth.  In other words, these revenues are not subject to the so called Puerto Rico general obligations (GO) debt “clawback” under the Commonwealth’s constitution, which provides that certain revenues used to support various bond issues are available to be applied first to the payment of GO debt if needed. This suggests that Cofina bonds could be somewhat isolated from the other Puerto Rico credits.

General Obligation bonds and Cofina are generally considered to have the strongest legal protections.  However, it seems that the Puerto Rico government is moving towards a consolidated debt restructuring across all issuers (see below).  Cofina could either be directly included in this restructuring or the GO bond holders could challenge the separation of the sales tax revenue stream.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Despite various initiatives to improve its fiscal situation, more recently the Puerto Rico Government has changed its historical position and indicated that it is unable to support its debt burden. A study of the financial situation by former officials at the International Monetary Fund and the World Bank, published in June 2015, concluded that the debt load is unsustainable and that a debt restructuring can no longer be avoided. Subsequently, Puerto Rico’s Governor said that the debt was “not payable” and that the Puerto Rico Government would probably seek significant concessions from all of the island’s creditors, which could include deferring some debt payments for a number of years. The Governor also appointed a working group, which is asked to devise fiscal reforms and work on a debt restructuring.

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

On September 9, 2015, the working group published its Fiscal and Economic Growth plan, which detailed a $27,800,000 cumulative financing gap over the next 5 fiscal years. The report contains recommendations to reduce this gap to $14,000,000 through revenue increases, expenditure reductions and measures to stimulate economic growth. However, the working group notes that these recommendations are subject to significant political and execution risks. Moreover, the report states that even if projected results are achieved, the Commonwealth cannot meet all of its debt service requirements as currently scheduled due to a lack of liquidity. According to the working group plan, the Commonwealth projects that it will exhaust its liquidity in November 2015.

The report further outlines the need for a broad debt restructuring, which includes General Obligation and Cofina debt. Since this is likely to be difficult, particularly in the absence of a legal framework, the working group recommends the Commonwealth to make a voluntary exchange offer to its creditors.  As a reaction to the report, S&P downgraded General Obligation bonds and Cofina to CC, combined with a negative outlook.

The working group report also mentions that even if certain revenues are clawed back from tax-supported debt (i.e. Cofina), available resources may be insufficient to service all principal and interest on debt that has Constitutional priority (i.e. General Obligation bonds). This statement implies that Cofina debt and revenues are treated as that of the Commonwealth. In other words, Cofina revenues would be subject to “clawback”, contrary to prior stated opinions.

On September 24, 2015, a document was released by the working group, detailing an overview of the proposed restructuring process and the restructuring principles. In line with previous recommendations, it proposes a voluntary exchange offer and a single comprehensive transaction, including creditors of many entities. Constitutional priority of General Obligation debt is again mentioned.

On October 15, 2015, the Governor and the working group introduced legislation to create the Puerto Rico Fiscal Oversight and Economic Recovery Board (the Oversight Board).  It is expected that along with the working group, the Oversight Board will facilitate a return to long-term fiscal sustainability and economic growth and provide Puerto Rico’s creditors with assurance that conditions agreed to as part of any comprehensive debt restructuring agreement, as well as compliance with the working group’s Fiscal and Economic Growth Plan (FEGP), will be monitored by an independent, non-political body.  This Act will require the working group to submit a proposed Commonwealth-wide, consolidated five-year fiscal and economic growth plan to the Oversight Board for approval at the later of the end of the second quarter of 2016 or after all of the members of the Oversight Board have taken office.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

We considered our investments in Cofina bonds other-than-temporarily impaired as of September 30, 2015, because: (a) the financial position of the Commonwealth has deteriorated further, evidenced by a lack of liquidity and market access, and (b) the Puerto Rico government is moving towards a consolidated debt restructuring, which could include Cofina or could jeopardize the separation of the sales tax revenue stream.  As a result, during the three months and nine months ended September 30, 2015, we recorded an other-than-temporary impairment related to these positions amounting to $1,148 and $4,010, respectively.

Maturities of investment securities classified as available for sale and held to maturity at September 30, 2015 were as follows:

	September 30, 2015
	Amortized cost	Estimated fair value
Securities available for sale:
Due in one year or less	$39,481	$39,936
Due after one year through five years	342,844	349,685
Due after five years through ten years	131,785	140,820
Due after ten years	516,745	556,862
Residential mortgage-backed securities	948	1,009
Collateralized mortgage obligations	25,923	26,650
	$1,057,726	$1,114,962
Securities held to maturity:
Due in one year or less	$2,115	$2,115
Due after ten years	621	818
Residential mortgage-backed securities	191	208
	$2,927	$3,141

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Information regarding realized and unrealized gains and losses from investments for the three months and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$868	$1,600	$7,205	$3,303
Gross losses from sales	(136)	(1,934)	(540)	(3,891)
Gross losses from other-than-temporary impairments	(1,148)	-	(4,010)	(462)
Total debt securities	(416)	(334)	2,655	(1,050)
Equity securities:
Securities available for sale:
Gross gains from sales	126	3,488	14,000	8,104
Gross losses from sales	(792)	(46)	(917)	(1,317)
Gross losses from other-than-temporary impairments	(479)	-	(479)	-
Total equity securities	(1,145)	3,442	12,604	6,787
Net realized gains (losses) on securities available for sale	(1,561)	3,108	15,259	5,737
Gross gain from other investment	-	-	-	1,425
Net realized investment gains (losses)	$(1,561)	$3,108	$15,259	$7,162

The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.  The other-than-temporary impairments on equity securities are attributable to broad equity market movement.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$6,379	$(2,873)	$(13,378)	$37,044
Equity securities – available for sale	(12,018)	(5,783)	(24,891)	3,164
	$(5,639)	$(8,656)	$(38,269)	$40,208
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$15	$3	$(5)	$16

The deferred tax asset (liability) on unrealized gains (losses) change recognized in accumulated other comprehensive income during the nine months ended September 30, 2015 and 2014 was $6,198 and ($5,615), respectively.

As of September 30, and December 31, 2014, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The components of net investment income were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed maturities	$9,012	$9,587	$26,953	$28,826
Equity securities	1,169	1,850	4,293	5,466
Policy loans	146	150	412	408
Cash equivalents and interest-bearing deposits	26	39	89	65
Other	265	190	787	549
Total	$10,618	$11,816	$32,534	$35,314

(4)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of September 30, 2015, and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Premiums	$107,097	$131,496
Self-insured group receivables	64,365	62,189
FEHBP	12,303	12,384
Agent balances	22,720	25,300
Accrued interest	10,841	11,737
Reinsurance recoverable	47,360	50,686
Unsettled sales	-	10,456
Other	52,051	47,742
	316,737	351,990
Less allowance for doubtful receivables:
Premiums	25,364	28,983
Other	8,615	7,385
	33,979	36,368
Total premiums and other receivables, net	$282,758	$315,622

As of September 30, 2015 and December 31, 2014, the Company had premiums and other receivables of $82,412 and $89,904, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of September 30, 2015 and December 31, 2014 were $18,955 and $11,614, respectively.

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

The following tables summarize fair value measurements by level at September 30, 2015 and December 31, 2014 for assets measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$117,055	$-	$117,055
U.S. Treasury securities and obligations of U.S government instrumentalities	173,104	-	-	173,104
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	25,505	-	25,505
Municipal securities	-	639,549	-	639,549
Corporate bonds	-	132,090	-	132,090
Residential agency mortgage-backed securities	-	1,009	-	1,009
Collateralized mortgage obligations	-	26,650	-	26,650
Total fixed maturities	173,104	941,858	-	1,114,962
Equity securities - mutual funds	173,778	19,005	9,176	201,959

Total	$346,882	$960,863	$9,176	$1,316,921

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers in and/or out of Level 3 and between Levels 1 and 2 during the three months and nine months ended September 30, 2015 and 2014.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2015 and 2014 is as follows:

	Three months ended
	September 30, 2015			September 30, 2014
	Fixed Maturity Securities	Equity Securities	Total	Fixed Maturity Securities	Equity Securities	Total
Beginning balance	$-	$9,083	$9,083	$-	$16,859	$16,859
Realized gains	-	125	125	-
Unrealized gain (loss) in other accumulated comprehensive income	-	18	18	-	(962)	(962)
Capital distributions	-	(175)	(175)	-	(2,676)	(2,676)
Purchases	-	125	125	-	233	233
Ending balance	$-	$9,176	$9,176	$-	$13,454	$13,454

	Nine months ended
	September 30, 2015			September 30, 2014
	Fixed Maturity Securities	Equity Securities	Total	Fixed Maturity Securities	Equity Securities	Total
Beginning balance	$-	$13,349	$13,349	$-	$17,910	$17,910
Realized gains	-	1,537	1,537	-	-	-
Unrealized loss in other accumulated comprehensive income	-	(3,284)	(3,284)	-	(356)	(356)
Capital distributions	-	(2,740)	(2,740)	-	(4,677)	(4,677)
Purchases	-	314	314	-	577	577
Ending balance	$-	$9,176	$9,176	$-	$13,454	$13,454

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our condensed consolidated balance sheets at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,758	$-	$7,758	$-	$7,758

Liabilities:
Policyholder deposits	$116,588	$-	$116,588	$-	$116,588
Long-term borrowings:
Loans payable to bank - variable	13,237	-	13,237	-	13,237
6.6% senior unsecured notes payable	24,000	-	21,420	-	21,420
Repurchase agreement	25,000	-	25,086	-	25,086
Total long-term borrowings	62,237	-	59,743	-	59,743
Total liabilities	$178,825	$-	$176,331	$-	$176,331

	December 31, 2014
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,260	$-	$7,260	$-	$7,260

Liabilities:
Policyholder deposits	$118,912	$-	$118,912	$-	$118,912
Long-term borrowings:
Loans payable to bank - variable	14,467	-	14,467	-	14,467
6.6% senior unsecured notes payable	35,000	-	33,513	-	33,513
Repurchase agreement	25,000	-	25,337	-	25,337
Total long-term borrowings	74,467	-	73,317	-	73,317
Total liabilities	$193,379	$-	$192,229	$-	$192,229

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(6)	Claim Liabilities

The activity in the total claim liabilities for the three months and nine months ended September 30, 2015 and 2014 is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Claim liabilities at beginning of period	$462,186	$414,708	$390,086	$420,421
Reinsurance recoverable on claim liabilities	(39,156)	(39,832)	(40,635)	(37,557)
Net claim liabilities at beginning of period	423,030	374,876	349,451	382,864
Incurred claims and loss-adjustment expenses:
Current period insured events	631,135	432,509	1,700,653	1,334,208
Prior period insured events	(2,315)	(5,002)	(13,597)	(40,285)
Total	628,820	427,507	1,687,056	1,293,923
Payments of losses and loss-adjustment expenses:
Current period insured events	561,269	421,395	1,345,082	1,079,312
Prior period insured events	56,699	21,347	257,543	237,834
Total	617,968	442,742	1,602,625	1,317,146
Net claim liabilities at end of period	433,882	359,641	433,882	359,641
Reinsurance recoverable on claim liabilities	39,099	40,166	39,099	40,166
Claim liabilities at end of period	$472,981	$399,807	$472,981	$399,807

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The credit in the incurred claims and loss-adjustment expenses for prior period insured events for the three and nine months ended September 30, 2015 and 2014 is due primarily to better than expected cost and utilization trends.  Reinsurance recoverable on unpaid claims is reported within the premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $6,089 and $18,181 during the three months and nine months ended September 30, 2015, respectively.  The change in the liability for future policy benefits during the three months and nine months ended September 30, 2014 amounted to $6,346 and $17,678.

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

Act No. 77 of 2014 also included changes to the gross receipts tax, (1) eliminating the additional gross receipts tax as a component of the corporate alternative minimum tax commencing on January 1, 2014 and thereafter, and (2) adding a new gross receipts tax.  Although the new gross receipts tax will be an additional tax on the Corporation’s gross income, it will be deductible for purposes of computing taxable income, but only to the extent that the new gross receipts tax is paid on or before the filing date of the income tax return.  On December 22, 2014, the Governor of Puerto Rico signed into law Act No. 238, which amended the Puerto Rico tax code to include, among others that this gross receipt tax is not applicable for fiscal years beginning after December 31, 2014.  The impact of the amendments to the gross receipts tax was not significant to the results of operations.

Act No. 77 also allowed corporations to elect, during the period running from July 1, 2014 to October 31, 2014, to prepay at a reduced income tax rate of 12% on the increase in value of long-term capital assets.  On December 22, 2014 and March 30, 2015, the Governor of Puerto Rico signed into law Act No. 238 and Act No. 44, respectively, providing further amendments to the provisions set forth by Act No. 77, extending the period to prepay at the reduced tax rate of 12% on the increase in value of long-term capital assets until April 30, 2015.  In connection with this law, on April 15, 2015, the group of corporations that comprise TSM entered into a Closing Agreement with the Puerto Rico Department of Treasury.  The Closing Agreement, among other matters, was related with the payment of the preferential tax rate on the increase in value of some of its long-term capital assets, as permitted by Act No. 238 of 2014 and Act No. 44 of 2015.  The agreement also covered certain tax attributes of the Corporation.  During the nine months ended September 30, 2015, as a result of the aforementioned tax laws and the Closing Agreement, the Company: (1) obtained a benefit from the lower tax rate provided under these statutes, (2) reassessed the realizability of some of its deferred taxes and (3) recorded a tax benefit of $3,129.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(8)	Pension Plan

The components of net periodic benefit cost for the three months and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Components of net periodic benefit cost:
Service cost	$1,160	$885	$3,217	$2,835
Interest cost	2,322	2,042	6,544	6,435
Expected return on assets	(2,350)	(1,847)	(6,564)	(5,848)
Amortization of prior service benefit	(126)	(111)	(352)	(348)
Amortization of actuarial loss	1,665	1,019	4,784	3,239
Net periodic benefit cost	$2,671	$1,988	$7,629	$6,313

Employer Contributions:  As of September 30, 2015, the Corporation has contributed $8,000 to the pension program in 2015.

(9)	Stock Repurchase Program

In October 2014 the Company’s Board of Directors authorized a $50,000 repurchase program of its Class B common stock.  Repurchases are conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the three months ended September 30, 2015, the Company repurchased and retired under this program 683,133 shares at an average per share price of $22.19, for an aggregate cost of $14,996.  During the nine months ended September 30, 2015, the Company repurchased and retired under this program 1,894,794 shares at an average per share price of $21.85, for an aggregate cost of $40,983.

(10)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Net unrealized gain on securities	Liability for pension benefits	Accumulated other comprehensive income
Balance at January 1, 2015	$101,467	$(52,691)	$48,776
Other comprehensive income before reclassifications	(17,269)	-	(17,269)
Amounts reclassified from accumulated other comprehensive income	(14,802)	2,704	(12,098)
Net current period change	(32,071)	2,704	(29,367)
Balance at September 30, 2015	$69,396	$(49,987)	$19,409

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

(11)	Share-Based Compensation

Share-based compensation expense recorded during the three months and nine months ended September 30, 2015 was $2,321 and $5,520, respectively.  Share-based compensation expense recorded during the three months and nine months ended September 30, 2014 was $396 and $1,617, respectively.  There was no cash received from stock option exercises during the nine months ended September 30, 2015 and 2014.  During the nine months ended September 30, 2015 and September 30, 2014, 7,235 and 174,090 shares, respectively were repurchased and retired as a result of non-cash exercises of stock options.

(12)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$4,194	$4,723	$37,956	$39,154
Denominator for basic earnings per share:
Weighted average of common shares	25,388,077	27,081,142	25,932,049	27,142,910
Effect of dilutive securities	72,983	59,961	88,688	109,896
Denominator for diluted earnings per share	25,461,060	27,141,103	26,020,737	27,252,806
Basic net income per share attributable to TSM	$0.17	$0.17	$1.46	$1.44
Diluted net income per share attributable to TSM	$0.16	$0.17	$1.46	$1.44

(13)	Contingencies

Our business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.

As of September 30, 2015, we are involved in various legal actions arising in the ordinary course of business. We are also defendants in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. During the three months period ended September 30, 2015, the Company increased its contingencies estimate by $4,400 to have an accrual of $5,000 in connection with expected fines and/or other sanctions related to certain legal and regulatory matters, which is presented within the consolidated operating expenses. Although we believe our estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.  The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any.  Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material adverse effect on the consolidated financial condition, operating results and/or cash flows of the Company.

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

In one of these cases, entitled Vera Sánchez, et al, v. Triple-S, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law. The Puerto Rico’s Court of First Instance dismissed the claim and determined it was time barred under the local securities law. On January 27, 2012, the Puerto Rico Court of Appeals upheld the dismissal. On October 1, 2013, the Puerto Rico Supreme Court reversed the dismissal, holding that the two-year statute of limitations contained in the local securities law did not apply and returning it to the Court of First Instance.  Discovery is ongoing.

In the second case, entitled Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al, Puerto Rico’s Court of First Instance granted the Company’s motion to dismiss on grounds that the complaint was time-barred under the two-year statute of limitations of the local securities laws. On appeal, the Court of Appeals affirmed the decision of the lower court. On January 8, 2013, the Puerto Rico Supreme Court ruled that the applicable statute of limitations is the fifteen-year period of the Puerto Rico’s Civil Code for collection of monies.  On January 28, 2013, the Company filed a motion for reconsideration which was subsequently denied. On March 26, 2013, plaintiffs amended their complaint, which was answered by the Company on April 16, 2013.  Subsequently, the Company has filed motions to compel discovery and is awaiting court’s decision on the matter.

In the third case, entitled Heirs of Dr. Juan Acevedo, et al, v. Triple-S Management Corporation, et al, the Puerto Rico Court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Puerto Rico’s Court of First Instance and denied a subsequent plea for reconsideration.  Both parties have filed motions for summary judgment and, consequently, their respective oppositions. The parties are awaiting the court’s decision on their respective motions for summary judgment.

The fourth case, entitled Montilla López, et al, v. Seguros de Servicios de Salud, et al, was filed on November 29, 2011. The Company filed a motion to dismiss on the grounds that the claim is time barred under the local securities laws, which was denied by the court on January 24, 2013.  After two amendments to plaintiff’s complaint, the Company filed its response on June 13, 2013.  A hearing is scheduled for December 8, 2015. Discovery is ongoing.

The fifth case, entitled Cebollero Santamaría v. Triple-S Salud, Inc., et al, was filed on March 26, 2013, and the Company filed its response on May 16, 2013. On October 29, 2013, the Company filed a motion for summary judgment on the grounds that the claim is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies and, in the alternative, that plaintiff failed to state a claim for which relief can be granted which was denied by the court.  On November 2, 2015, the Company filed a motion of Certiorari to the Puerto Rico Court of Appeals.  Discovery is ongoing.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The sixth case, entitled Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al, was filed on April 16, 2013 and the Company filed its response on June 21, 2013. After several pleas, including a motion to dismiss filed by the Company, plaintiff amended their complaint. On November 5, 2013, the Company moved to dismiss the first amended complaint. On May 16, 2014, plaintiffs filed a motion for summary judgment, which the Company opposed on May 28, 2014. On June 16, 2014, the court ordered plaintiffs to file a memoranda of law and struck plaintiff’s motion for summary judgment. On September 18, 2014, the court denied our motion to dismiss the amended complaint. On September 29, 2014, the Company filed a motion for reconsideration, which was denied by the court on November 4, 2014.  On December 4, 2014, the Company filed a petition of Certiorari to the Puerto Rico Court of Appeals of Puerto Rico, which was denied on April 1, 2015.  A pretrial hearing is scheduled for June 16, 2016. Discovery is ongoing.

The seventh case, entitled Allende Santos, et al, v. Triple-S Salud, et al, was filed on March 28, 2014. On July 2, 2014, the Company filed its response. A hearing is scheduled for January 20, 2016. Discovery is ongoing.

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

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the Blue Cross Blue Shield Association (BCBSA) in a multi-district class action litigation filed on July 24, 2012 that alleges that the exclusive service area (ESA) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama. Prior to centralization, motions to dismiss were filed by several plans, including TSS. Plaintiffs opposed TSS’ motion to dismiss. On April 9, 2014, the Court held an argumentative hearing to discuss the motions to dismiss. On June 18, 2014, the court denied TSS’ motion to dismiss. TSS refilled its motion to dismiss, asserting lack of personal jurisdiction and improper venue, which plaintiff opposed.  An argumentative hearing was held May 19, 2015, and subsequently, the court denied the motions to dismiss.   Discovery is ongoing.  Also, on June 23, 2015, plaintiffs filed suit in the United States District Court of Puerto Rico, which we believe does not preclude TSS’ jurisdictional arguments. The Company has joined BCBSA in vigorously contesting these claims.

Claims Relating to the Provision of Health Care Services

TSS is defendant in several claims for collection of monies in connection with the provision of health care services. Among them are individual complaints filed before the Puerto Rico Health Insurance Administration (ASES) by six community health centers alleging TSS’ breached their contracts with respect to certain capitation payments and other monetary claims. Such claims have an aggregate value of approximately $9,600. Discovery is ongoing, and given their early stage, the Company cannot assess the probability of an adverse outcome or the reasonable financial impact that any such outcome may have on the Company. TSS believes many of these complaints are time-barred and will continue to conduct a vigorous defense.

On June 5, 2014, ASES initiated an administrative hearing against TSS moved by a primary medical group for alleged outstanding claims related to services provided to Medicaid beneficiaries from 2005 to 2010, totaling approximately $3,000. On June 19, 2014, TSS filed its response.  On June 25, 2014, the hearing officer ordered the parties to file a joint working plan and schedule, which the parties are executing.  Discovery is ongoing. TSS will continue to conduct a vigorous defense.

On April 17, 2015, ASES notified the complaint of a medical service provider demanding payment amounting $5,073.  Claimant alleges that TSS did not pay the claims, paid them incorrectly, or recovered payments from the provider for which TSS did not have the right. TSS answered the complaint and counterclaimed.  The parties are conducting meetings to assess the possibility to resolve this matter outside the administrative forum.  TSS denies any wrongdoing and will continue to defend this matter vigorously.

Regulatory Matters

Our business is subject to review by regulators in Puerto Rico, U.S. Virgin Islands, British Virgin Islands, and Costa Rica. Also, our Medicare and Medicaid segments are subject to the review of federal regulatory authorities. These regulatory authorities conduct regular reviews of many aspects of our business, including, but not limited to, legal and regulatory compliance, business practices, privacy issues, delivery of services, among others.  These reviews could result in fines or other sanctions being imposed on us or may require us to adopt corrective action plans or changes in our practices.  Also, they could have a material adverse effect on our reputation and business, including mandatory disclosure to the media, significant increases in the cost of managing and remediating incidents and material fines, contract termination, penalties and litigation awards, among other consequences, any of which could have a material and adverse effect on our results of operations, financial position and cash flows.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

Also, ASES and OCR are conducting investigations in connection with privacy-related incidents related to Medicare Advantage and dual Medicare/Medicaid beneficiaries.  As part of one of these investigations, which involves 13,336 dual Medicare/Medicaid beneficiaries, on February 11, 2014, ASES’s notified TSS of its intention to impose a civil monetary penalty of $6,800 and other administrative sanctions. Subsequently, on March 11, 2014, the Company filed a notice of removal in the federal District Court for the District of Puerto Rico.  On April 10, 2014, ASES filed a motion to remand which was granted by the court.  Consequently this matter is being addressed in an administrative hearing with ASES.  On June 18, 2015, as part of the administrative proceedings, the hearing officer concluded that ASES’s intent to impose a civil monetary penalty is not a final administrative determination.  The hearing officer has granted the parties until November 30, 2015 to dialog and determine next steps. Also, the Company is currently a defendant in four claims filed at the Puerto Rico Court of First Instance, in which plaintiffs assert emotional damages in connection with the incident.  The Company is vigorously defending each of these claims.

Based on recent developments, the Company expects fines and/or other sanctions in connection with the investigations disclosed in this note.

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

On July 2, 2014, ASES notified TSS that the results of an audit conducted in connection with the government health plan contract for several periods between October 2005 to September 2013, reflected overpayment of premiums made to TSS pursuant to prior contracts with ASES in the amount of $7,900. The alleged overpayments were related to duplicated payments or payments made for deceased members, and requested the reimbursement of the alleged overpayment. TSS contends that ASES request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES, and that ASES, under the terms of the contracts, was responsible for certifying the membership.  On March 24, 2015, the court ruled that the scope of the 2011 settlement agreement did not preclude ASES from recovering “future claims” including the alleged improper payments. TSS moved for reconsideration and for the formulation of additional finding of facts, which was denied.  On June 18, 2015, TSS filed a petition for Certiorari before the Puerto Rico Court of Appeals, which was denied on August 31, 2015.  On September 24, 2015 the TSS filed for reconsideration. TSS also amended its claim to include the Puerto Rico Health Department (PRHD), as it asserts the PRHD is an indispensable party for the resolution of this matter.  With this amendment, TSS seeks payment of approximately $5,000 as, if ASES’s allegations are considered correct, premiums paid to TSS should have been higher than what ASES actually paid given the additional risk assumed by TSS.   The Company will continue to conduct a vigorous defense of this matter.

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

The Managed Care segment participates in the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid) program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico, by administering the provision of the physical health component in designated service regions in Puerto Rico.  We served all eight service regions on an administrative service only basis (ASO) until March 31, 2015.  Administrative service fees related to this contract during the nine months ended September 30, 2015 and 2014 amounted to $24,367 and $71,711, respectively.  Effective April 1, 2015, we started to provide healthcare services to only two regions of the Medicaid program on a risk based model. The new risk based model Medicaid contract with the Government of Puerto Rico contains a profit sharing clause, whereby TSS shares with the Government of Puerto Rico the excess of a 2.5% percent profitability threshold as established in the contract. Of this excess profit, TSS is entitled to retain 50%, subject to the compliance with certain quality metrics.  Any excess profit is recorded as a reduction in premiums earned, net in the accompanying condensed consolidated statements of earnings. Operating income under the new model during the three months and nine months ended September 30, 2015 amounted to $2,847 and $10,118.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

The following tables summarize the operations by reportable segment for the three months and nine months ended September 30, 2015 and 2014:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating revenues:
Managed Care:
Premiums earned, net	$689,532	$462,765	$1,857,216	$1,431,762
Administrative service fees	6,163	30,253	39,835	89,509
Intersegment premiums /service fees	(248)	1,267	4,257	4,108
Net investment income	2,727	3,625	8,444	11,235
Total managed care	698,174	497,910	1,909,752	1,536,614
Life Insurance:
Premiums earned, net	35,636	35,817	109,661	105,507
Intersegment premiums	54	13	185	195
Net investment income	5,840	5,907	17,724	17,558
Total life insurance	41,530	41,737	127,570	123,260
Property and Casualty Insurance:
Premiums earned, net	21,550	22,184	66,506	69,084
Intersegment premiums	153	153	460	460
Net investment income	1,951	2,237	6,172	6,345
Total property and casualty insurance	23,654	24,574	73,138	75,889
Other segments: *
Intersegment service revenues	2,770	2,392	7,932	6,923
Operating revenues from external sources	905	940	2,768	3,285
Total other segments	3,675	3,332	10,700	10,208
Total business segments	767,033	567,553	2,121,160	1,745,971
TSM operating revenues from external sources	15	14	45	81
Elimination of intersegment premiums	41	(1,433)	(4,902)	(4,763)
Elimination of intersegment service fees	(2,770)	(2,392)	(7,932)	(6,923)
Other intersegment eliminations	42	32	37	93
Consolidated operating revenues	$764,361	$563,774	$2,108,408	$1,734,459

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating income:
Managed care	$(2,169)	$903	$6,288	$32,928
Life insurance	4,300	5,642	14,402	16,051
Property and casualty insurance	2,593	2,295	6,553	7,516
Other segments *	(219)	(751)	(503)	(1,002)
Total business segments	4,505	8,089	26,740	55,493
TSM operating revenues from external sources	15	14	45	81
TSM unallocated operating expenses	(3,397)	(1,655)	(10,937)	(10,002)
Elimination of TSM intersegment charges	2,442	2,437	7,237	7,294
Consolidated operating income	3,565	8,885	23,085	52,866
Consolidated net realized investment gains	(1,561)	3,108	15,259	7,162
Consolidated interest expense	(1,979)	(2,273)	(6,235)	(6,974)
Consolidated other income, net	2,289	367	5,131	1,188
Consolidated income before taxes	$2,314	$10,087	$37,240	$54,242

Depreciation and amortization expense:
Managed care	$3,227	$4,634	$9,987	$13,617
Life insurance	261	181	810	598
Property and casualty insurance	88	122	278	369
Other segments*	120	260	365	776
Total business segments	3,696	5,197	11,440	15,360
TSM depreciation expense	197	199	591	614
Consolidated depreciation and amortization expense	$3,893	$5,396	$12,031	$15,974

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
(Unaudited)

	September 30, 2015	December 31, 2014
Assets:
Managed care	$1,022,379	$975,999
Life insurance	776,085	764,268
Property and casualty insurance	343,277	362,620
Other segments *	25,658	22,682
Total business segments	2,167,399	2,125,569
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	40,155	44,157
Property and equipment, net	19,774	20,415
Other assets	38,084	37,851
	98,013	102,423
Elimination entries-intersegment receivables and others	(50,597)	(82,256)
Consolidated total assets	$2,214,815	$2,145,736

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and nine months ended September 30, 2015.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2014 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months and nine months ended September 30, 2015 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial and Medicare Advantage markets.  In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Reform (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (Medicaid), by administering the provision of the physical health component in designated service regions in Puerto Rico.  We served all eight regions on an administrative service only basis (ASO) until March 31, 2015.  Effective April 1, 2015, we started to provide healthcare services in the Metro North and West regions of the Government's Health Plan on an at-risk basis.  For the nine months ended September 30, 2015, operating income generated in the Medicaid business represented 32% of our consolidated operating income, compared to 26% for the same period in 2014.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of September 30, 2015, we served approximately 1,100,000 members across all regions of Puerto Rico.  For the nine months ended September 30, 2015, our managed care segment represented approximately 91% of our total consolidated premiums earned, net and approximately 27% of our operating income.  We also have significant positions in the life insurance and property and casualty insurance markets in Puerto Rico.  Our life insurance segment had a market share of approximately 10% (in terms of direct premiums) during the year ended December 31, 2014.  Our property and casualty segment had a market share of approximately 8% (in terms of direct premiums) during the year ended December 31, 2014.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (TSS) and Triple-S Advantage, Inc. (TSA).  TSS, TSA and Triple-S Blue, Inc. (TSB) are Blue Cross Blue Shield Association (BCBSA) BCBSA licensees, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico, the U.S. Virgin Islands, British Virgin Islands, Anguilla and Costa Rica.

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc., and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (TSP), each one representing approximately 6% and 3%, respectively, of our consolidated premiums earned, net for the nine months ended September 30, 2015.

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

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2015	2014	2015	2014
Premiums earned, net:
Managed care	$689.8	$463.2	$1,858.2	$1,432.8
Life insurance	35.7	35.8	109.9	105.7
Property and casualty insurance	21.7	22.3	67.0	69.5
Intersegment premiums earned	(0.5)	(0.5)	(1.7)	(1.6)
Consolidated premiums earned, net	$746.7	$520.8	$2,033.4	$1,606.4
Administrative service fees:
Managed care	$5.6	$31.1	$43.2	$92.6
Intersegment administrative service fees	0.6	(0.8)	(3.4)	(3.1)
Consolidated administrative service fees	$6.2	$30.3	$39.8	$89.5
Operating income:
Managed care	$(2.2)	$0.9	$6.3	$32.9
Life insurance	4.3	5.7	14.4	16.1
Property and casualty insurance	2.6	2.3	6.6	7.5
Intersegment and other	(1.1)	-	(4.2)	(3.6)
Consolidated operating income	$3.6	$8.9	$23.1	$52.9

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

At September 30, 2015, the Company had premiums and other receivables of $82.4 million from the Government of Puerto Rico, including its agencies, municipalities and public corporations with a related allowance for doubtful receivables of $19.0 million.

Managed Care – Puerto Rico Health Reform Program (Medicaid)

On April 1, 2015 and continuing under the current agreement until June 30, 2017, we commenced providing medical, mental, pharmacy, and dental healthcare services on an at-risk basis to Medicaid subscribers in the Metro North and West regions of the government of Puerto Rico’s health insurance program, which includes approximately 430,000 subscribers.  Up to March 31, 2015, TSS participated in this program as a third party administrator responsible for the provisions of administrative services to subscribers in all service regions, approximately 1,400,000 members.

See Item 1A.   Risk Factors—Risks Related to Our Business – “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.’’ included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Managed Care – Medicare Advantage

On October 8, 2015, the Centers for Medicare & Medicaid Services (CMS) published the 2016 STAR Ratings.  Contract H4005, the Triple-S Advantage Preferred Provider Organization (PPO) contract, scored 3.5 out of 5 STARS, an increase of 0.5 versus the prior year.  Contract H5774, the Triple-S Advantage Health Maintenance Organization (HMO) contract, scored 3.0 out of 5.0 STARS, sustaining the rating from the previous year, but demonstrating the importance of the novation process from the last year where H4012 and H5732 contracts where merged into H5774. Those consolidated contracts had scored in prior years 2.5, running the risk of them been canceled by CMS.

See Item 1A.   Risk Factors—Risks Related to the Regulation of Our Industry – “As a Medicare Advantage program participant, we are subject to complex regulations.  If we fail to comply with these regulations, we may be exposed to criminal sanctions and significant civil penalties, and our Medicare Advantage contracts may be terminated or our operations may be required to change in a manner that has a material impact on our business.” included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of September 30,
	2015	2014
Managed care enrollment:
Commercial [1]	552,471	600,287
Medicare [2]	124,004	120,367
Medicaid [3]	423,944	1,416,390
Total	1,100,419	2,137,044
Managed care enrollment by insurance arrangement:
Fully-insured	919,374	525,951
Self-insured	181,045	1,611,093
Total	1,100,419	2,137,044

(1)	Commercial membership includes corporate accounts, self-insured employers, individual accounts, Medicare Supplement, U.S. Federal government employees and local government employees.
(2)	Includes Medicare Advantage membership for 2015 and 2014, and stand-alone PDP plan membership only for 2014.
(3)	Membership for 2015 is on at-risk basis and for 2014 on a self-insured basis. Effective April 1, 2015, membership decreased since we started providing services to only two regions on an at-risk basis and no longer provide services for the other six regions on a self-insured basis.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2015	2014	2015	2014
Revenues:
Premiums earned, net	$746.7	$520.8	$2,033.4	$1,606.4
Administrative service fees	6.2	30.3	39.8	89.5
Net investment income	10.6	11.8	32.5	35.3
Other operating revenues	0.9	0.9	2.7	3.3
Total operating revenues	764.4	563.8	2,108.4	1,734.5
Net realized investment gains (losses)	(1.6)	3.1	15.3	7.1
Other income, net	2.3	0.4	5.1	1.2
Total revenues	765.1	567.3	2,128.8	1,742.8
Benefits and expenses:
Claims incurred	634.9	433.9	1,705.2	1,311.6
Operating expenses	125.9	121.0	380.1	370.0
Total operating expenses	760.8	554.9	2,085.3	1,681.6
Interest expense	2.0	2.3	6.3	7.0
Total benefits and expenses	762.8	557.2	2,091.6	1,688.6
Income before taxes	2.3	10.1	37.2	54.2
Income tax expense (benefit)	(1.9)	5.4	(0.7)	15.2
Net income	4.2	4.7	37.9	39.0
Less: net loss attributable to non-controlling interest	-	-	0.1	0.1
Net income attributable to TSM	$4.2	$4.7	$38.0	$39.1

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Revenues

Consolidated premiums earned, net for the three months ended September 30, 2015 increased by $225.9 million, or 43.4%, to $746.7 million when compared to the three months ended September 30, 2014.  This increase primarily reflects higher premiums in the Managed Care segment by $226.8 million after the change in the Medicaid business model from an ASO model to a fully insured model and higher premiums in the Medicare business, offset in part by lower fully-insured membership in our Commercial accounts. Property and Casualty premiums decreased by $0.6 million while the Life insurance premiums were substantially at the same level experienced in the 2014 period.

The consolidated administrative service fees decreased by $24.1 million, or 79.5%, when compared to the same period in 2014, mostly as a result of the change in the Medicaid business model from an ASO model to a fully insured model.

Net Realized Investment Gains (Losses)

Consolidated net realized investment losses of $1.6 million during the 2015 period are primarily the result of other-than-temporary impairments mainly related to certain investments in Puerto Rico government obligations.

Other Income

Consolidated other income for the three months ended September 30, 2015 increased by $1.9 million when compared to the three months ended September 30, 2014, mostly due to income generated from a private equity investment during the 2015 period.

Claims Incurred

Consolidated claims incurred increased by $201.0 million, or 46.3%, to $634.9 million during the three months ended September 30, 2015 when compared to the claims incurred during the three months ended September 30, 2014, mostly due to higher claims in the Managed Care segment primarily reflecting the claims incurred in the segment’s Medicaid business after the change from an ASO model to a fully insured model. Medicare claims also increased during this period primarily due to higher pharmacy costs.  The consolidated loss ratio increased by 170 basis points to 85.0%.

Operating Expenses

Consolidated operating expenses during the three months ended September 30, 2015 increased by $4.9 million, or 4.0%, to $125.9 million as compared to the operating expenses during the three months ended September 30, 2014.  The higher operating expenses are mainly related with a $4.4 million contingency accrual recorded in the 2015 period as well as increased professional service fees, partially offset by the impact of the cost containment initiatives, including lower personnel costs resulting from a year over year reduction in headcount, and lower operating expenses after the change in the Medicaid business contract from eight regions under an ASO arrangement to a fully-insured model in only two regions. The contingency accrual reflects our estimate of the outcome of certain legal and regulatory matters based on the advice of our legal counsel.  As we have previously disclosed we are involved in various regulatory proceedings. Our attorneys continuously assess the risks related to these contingencies and given their current stage, they have recommended an increase on our reserve, which we have taken in the third quarter. Despite the increase in operating expenses, the consolidated operating expense ratio decreased 530 basis points to 16.7% for the 2015 period reflecting higher premium revenues.

Income Tax Expense (Benefit)

Consolidated income tax expense (benefit) during the three months ended September 30, 2015 decreased by $7.3 million, to a benefit of $1.9 million for the three months ended September 30, 2015.  The year over year change in income tax expense (benefit) primarily results from the lower income before tax in 2015, mostly in the Managed Care segment which has a higher effective tax rate, and the impact of a change in enacted tax rates in the 2014 period.  The three months ended September 30, 2014 include a $6.3 million one-time adjustment increasing the consolidated deferred tax liability related to investments classified as available for sale after the July 1, 2014 enactment of Puerto Rico tax legislation that increased the corporate tax rate over long term capital gains, from 15% to 20%, for all transactions occurring after June 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Revenues

Consolidated premiums earned, net for the nine months ended September 30, 2015 increased by $427.0 million, or 26.6%, to $2,033.4 million when compared to the nine months ended September 30, 2014.  This increase primarily reflects higher premiums in the Managed Care segment by $425.4 million after the change in the Medicaid business model effective April 1, 2015, from an ASO model to a fully insured model and higher premiums in the Medicare business, offset in part by lower fully-insured membership in our Commercial accounts.  Life insurance premiums increased by $4.2 million while Property and Casualty premiums decreased by $2.5 million during the 2015 period.

The consolidated administrative service fees of $39.8 million decreased by $49.7 million, or 55.5%, when compared to the same period in 2014, mostly as a result of change in the Medicaid business model from an ASO model to a fully insured model.

Net Realized Investment Gains

Consolidated net realized investment gains of $15.3 million during the 2015 period are the result of net realized gains from the sale of debt and equity securities classified as available for sale, following our asset/liability management and tax planning strategies.  The net realized gains were partially offset by $4.5 million other-than-temporary impairments mostly related to certain investments in Puerto Rico government obligations.

Claims Incurred

Consolidated claims incurred increased by $393.6 million, or 30.0%, to $1,705.2 million during the nine months ended September 30, 2015 when compared to the claims incurred during the 2014 period, mostly due to higher claims in the Managed Care segment.  This increase primarily reflects the claims incurred in the segment’s Medicaid business after the change from an ASO model to a fully insured model as well to an increase in the Medicare business claims stemming from higher utilization trends and higher pharmacy costs during 2015.  These increases were partially offset by lower claims incurred in the Commercial business, which reflects the business’s lower member month enrollment.  The claims of the Life Insurance segment increased by $5.4 million, while Property and Casualty Insurance claims experienced a decrease of $2.2 million.  The consolidated loss ratio increased by 230 basis points to 83.9%.

Operating Expenses

Consolidated operating expenses during the nine months ended September 30, 2015 increased by $10.1 million, or 2.7%, to $380.1 million as compared to the operating expenses during the nine months ended September 30, 2014.  The higher operating expenses are mainly related to increases in the provision for doubtful receivables and the Health Insurance Providers Fee, a $4.4 million contingency accrual recorded in the 2015 period as well as to higher professional services incurred during the nine months ended September 30, 2015.  These increases were partially offset by the impact of the cost containment initiatives, including lower personnel costs resulting from a year over year reduction in headcount and lower expenses related to the change in the Medicaid business contract from eight regions under an ASO to a fully-insured model in only two regions. The contingency accrual reflects our estimate of the outcome of certain legal and regulatory matters based on the advice of our legal counsel.  As we have previously disclosed we are involved in various regulatory proceedings. Our attorneys continuously assess the risks related to these contingencies and given their current stage, they have recommended an increase on our reserve, which we have taken in the third quarter. Despite the increase in operating expenses, the consolidated operating expense ratio decreased 350 basis points to 18.3% for the 2015 period.

Income Tax Expense (Benefit)

Consolidated income tax expense (benefit) for the nine months ended September 30, 2015 decreased by $15.9 million, to a benefit of $0.7 million, as compared to the income tax expense of $15.2 million for the nine months ended September 30, 2014.    Consequently, the effective tax rate decreased from 28.0% during the nine months ended September 30, 2014 to a benefit rate of 1.9% during the nine months ended September 30, 2015.  The lower income tax expense (benefit) primarily results from the following:

•	The 2014 period includes a one-time $6.3 million adjustment increasing the consolidated deferred tax liability related to investments classified as available for sale after the July 1, 2014 enactment of Puerto Rico tax legislation that increased the corporate tax rate over long-term capital gains, from 15% to 20%, for all transactions occurring after June 30, 2014.

•	During the nine months ended September 30, 2015, the Company executed a Closing Agreement between TSM and its subsidiaries and the Puerto Rico Treasury Department in connection with the extension up to April 30, 2015 of local law that provided a temporary preferential tax rate in capital asset transactions during the second quarter of 2015. These events allowed the Company to record a $3.1 million benefit resulting from the enacted lower taxable rate and the reassessment of the realizability of some of its deferred taxes.

•	The 2015 period has a lower income before tax year over year, primarily in the Managed Care segment, which has a higher effective tax rate than our other segments.

Managed Care Operating Results

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2015	2014	2015	2014
Operating revenues:
Medical premiums earned, net:
Commercial	$210.6	$215.6	$634.9	$668.3
Medicare	279.4	247.6	818.0	764.5
Medicaid	199.8	-	405.3	-
Medical premiums earned, net	689.8	463.2	1,858.2	1,432.8
Administrative service fees	5.6	31.1	43.2	92.6
Net investment income	2.7	3.6	8.4	11.2
Total operating revenues	698.1	497.9	1,909.8	1,536.6
Medical operating costs:
Medical claims incurred	605.5	404.1	1,614.0	1,223.6
Medical operating expenses	94.8	92.9	289.5	280.1
Total medical operating costs	700.3	497.0	1,903.5	1,503.7
Medical operating income	$(2.2)	$0.9	$6.3	$32.9
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,119,344	1,223,825	3,388,436	3,816,561
Self-funded	544,881	591,835	1,680,435	1,828,121
Total Commercial member months	1,664,225	1,815,660	5,068,871	5,644,682
Medicare:
Medicare Advantage	370,702	320,102	1,073,726	957,618
Stand-alone PDP	-	40,739	-	123,484
Total Medicare member months	370,702	360,841	1,073,726	1,081,102
Medicaid:
Fully-insured	1,279,692	-	2,583,204	-
Self-insured	-	4,231,233	4,229,082	12,626,015
Total Medicaid member months	1,279,692	4,231,233	6,812,286	12,626,015
Total member months	3,314,619	6,407,734	12,954,883	19,351,799
Medical loss ratio	87.8%	87.2%	86.9%	85.4%
Operating expense ratio	13.6%	18.8%	15.2%	18.4%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Medical Operating Revenues

Medical premiums earned for the three months ended September 30, 2015 increased by $226.6 million, or 48.9%, to $689.8 million when compared to the medical premiums earned during the three months ended September 30, 2014.  This increase is principally the result of the following:

•	Medical premiums generated by the Medicaid business amounted to $199.8 million during the three months ended September 30, 2015 after the change in the Medicaid business model, from an ASO model to a fully insured model effective April 1, 2015. The premiums for this quarter include a reduction of approximately $7.8 million of estimated return premiums related to the Medicaid contract’s profit sharing clause. At the end of the 15-month measurement period in 2016, the Company may be entitled to retain to 50% of any excess over the 2.5% profitability threshold established in the contract, subject to the compliance with certain quality metrics.

•	Medical premiums generated by the Medicare business increased during the three months ended September 30, 2015 by $31.8 million, or 12.8%, to $279.4 million. This fluctuation primarily results from higher member month enrollment in Medicare Advantage products, which carry a higher average premium rate and the higher risk score revenue as compared with 2014.

•	Medical premiums generated by the Commercial business decreased by $5.0 million, or 2.3%, to $210.6 million during the three months ended September 30, 2015. This fluctuation is primarily the result of a decrease in fully-insured member month enrollment by 104,481, or 8.5%, mainly in our rated groups and individual products and reflecting pricing sensitivity, cancellation of several commercial accounts and attrition in existing accounts as a result of the island’s challenging economic situation. The effect of the lower membership is partially offset by a 6.8% year over year increase in average premium rates.

Administrative service fees decreased by $25.5 million, or 82.0%, to $5.6 million during the three months ended September 30, 2015.  This fluctuation is mainly due to the change in the Medicaid business model from an ASO contract, where administrative service fees are recorded, to a fully insured model, where medical premiums are recorded.

Medical Claims Incurred

Medical claims incurred during the three months ended September 30, 2015 increased by $201.4 million, or 49.8%, to $605.5 million when compared to the three months ended September 30, 2014.  The medical loss ratio (MLR) of the segment increased 60 basis points during the 2015 period, to 87.8%.  These fluctuations are primarily attributed to the net effect of the following:

•	Effective April 1, 2015, the Medicaid business changed from ASO model to a fully insured model. The medical claims incurred related to this contract for the three months ended September 30, 2015 amounted $184.9 million. The medical loss ratio of this segment was 92.5%. This MLR was impacted by the $7.8 million risk-sharing adjustment and favorable prior period reserve developments. Excluding the effect of this items, the MLR would have been 90.6%, which is similar for the target MLR for the contract.

•	The medical claims incurred of the Medicare business increased by $20.0 million, or 9.0%, during 2015 period and its MLR decreased by 300 basis points, to 86.4%. Excluding the effect of prior period reserve developments and risk-score adjustments in the 2015 and 2014 periods, the MLR presents an increase of 210 basis points, largely reflecting the impact of lower average per member per month premiums in Medicare Advantage products and higher pharmacy costs and utilization trends.

•	The medical claims incurred of the Commercial business decreased by $3.4 million, or 1.9%, during the 2015 period mostly due to the lower fully-insured member month offset in part by higher utilization trends. The Commercial MLR was 84.8%, which is 20 basis points higher than the MLR for the prior year. Excluding the effect of prior period reserve developments in 2015 and 2014, the MLR would have increased by 50 basis points, reflecting higher pharmacy costs.

Medical Operating Expenses

Medical operating expenses for the three months ended September 30, 2015 increased by $1.9 million, or 2.0%, to $94.8 million when compared to the three months ended September 30, 2014.  The operating expense ratio decreased by 520 basis points, from 18.8% in 2014 to 13.6% in 2015 as a result of the increase in premiums revenue.  The increase in medical operating expenses is mostly due to the net effect of a $4.4 million contingency accrual recorded in the 2015 period, an increase in the professional services related to Medicare risk scoring and our strategic transformation efforts and higher Health Insurer Providers Fee. These increases were partially offset by lower operating expenses in the Medicaid business, reflecting the decreased enrollment after the change in the contract from eight regions under an ASO arrangement to a fully-insured model in only two regions. The contingency accrual reflects our estimate of the outcome of certain legal and regulatory matters based on the advice of our legal counsel.  As we have previously disclosed we are involved in various regulatory proceedings. Our attorneys continuously assess the risks related to these contingencies and given their current stage, they have recommended an increase on our reserve, which we have taken in the third quarter.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Medical Operating Revenues

Medical premiums earned for the nine months ended September 30, 2015 increased by $425.4 million, or 29.7%, to $1,858.2 million when compared to the medical premiums earned during the nine months ended September 30, 2014.  This increase is principally the result of the following:

•	Medical premiums generated by the Medicaid business amounted to $405.3 million during the nine months ended September 30, 2015 after the change in the Medicaid business model, from an ASO model to a fully insured model effective April 1, 2015. The premiums earned for this quarter were reduced by approximately $7.8 million of estimated return premiums related to the Medicaid contract’s profit sharing clause. At the end of the 15-month measurement period in 2016, the Company may be entitled to retain 50% of any excess over the 2.5% profitability threshold established in the contract, subject to the compliance with certain quality metrics.

•	Medical premiums generated by the Medicare business increased during the nine months ended September 30, 2015 by $53.5 million, or 7.0%, to $818.0 million. This fluctuation primarily results from higher risk score revenue as compared with 2014 and the higher member month enrollment in Medicare Advantage products, which carry a higher average premium rate.

•	Medical premiums generated by the Commercial business decreased by $33.4 million, or 5.0%, to $634.9 million during the nine months ended September 30, 2015. This fluctuation is primarily the result of a decrease in fully-insured member month enrollment by 428,125, or 11.2%, mainly in our rated groups and individual products and reflecting pricing sensitivity, cancellation of several commercial accounts and attrition in existing accounts as a result of the island’s challenging economic situation. The effect of the lower membership is partially offset by a 7.0% year over year increase in average premium rates.

Administrative service fees decreased by $49.4 million, or 53.3%, to $43.2 million during the nine months ended September 30, 2015.  This decrease is mainly due to the change in the Medicaid business model from an ASO contract, where administrative service fees are recorded, to a fully insured model, where medical premiums are recorded.

Medical Claims Incurred

Medical claims incurred during the nine months ended September 30, 2015 increased by $390.4 million, or 31.9%, to $1,614.0 million when compared to the nine months ended September 30, 2014.  The MLR of the segment increased 150 basis points during the 2015 period, to 86.9%.  These fluctuations are primarily attributed to the net effect of the following:

•	Effective April 1, 2015, the Medicaid business changed from ASO model to a fully insured model. The medical claims incurred related to this contract for the six months ended September 30, 2015 amounted $370.9 million. The medical loss ratio of this segment was 91.5%. This MLR was impacted by the $7.8 million risk-sharing adjustment and favorable prior period reserve developments. Excluding the effect of these items, the MLR would have been 89.8%.

•	The medical claims incurred of the Medicare business increased by $55.7 million, or 8.6%, during the 2015 period and its MLR increased by 130 basis points, to 86.3%. Excluding the effect of prior period reserve developments and risk-score adjustments in the 2015 and 2014 periods, the MLR presents an increase of 70 basis points, largely reflecting the impact of lower average per member per month premiums in Medicare Advantage products and higher pharmacy costs and utilization trends.

•	The medical claims incurred of the Commercial business decreased by $36.1 million, or 6.3%, during the 2015 period mostly due to the lower fully-insured member month enrollment. The Commercial MLR was 84.4%, which is 120 basis points lower than the MLR for the prior year. Excluding the effect of prior period reserve developments in 2015 and 2014, the MLR would have decreased by 40 basis points reflecting pricing adjustments that were proportionate with claim trends and improvement in the U.S. Virgin Islands MLR; offset in part by increased pharmacy costs.

Medical Operating Expenses

Medical operating expenses for the nine months ended September 30, 2015 increased by $9.4 million, or 3.4%, to $289.5 million when compared to the nine months ended September 30, 2014.  The operating expense ratio decreased by 320 basis points, from 18.4% in 2014 to 15.2% in 2015 as a result of the increase in premiums revenue.  The increase in medical operating expenses is mostly due to the net effect of the $4.4 million contingency accrual recorded in the 2015 period, the increase in the provision for doubtful receivables, increase in the Health Insurance Providers Fee and an increase in professional services related to Medicare risk scoring and our strategic transformation efforts.  These increases were partially offset by lower operating expenses in the Medicaid business after the change in the contract from eight regions under an ASO arrangement to a fully-insured model in only two regions. The contingency accrual reflects our estimate of the outcome of certain legal and regulatory matters based on the advice of our legal counsel.  As we have previously disclosed we are involved in various regulatory proceedings. Our attorneys continuously assess the risks related to these contingencies and given their current stage, they have recommended an increase on our reserve, which we have taken in the third quarter.

Life Insurance Operating Results

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2105	2014	2105	2014
Operating revenues:
Premiums earned, net:
Premiums earned	$38.2	$37.7	$115.1	$112.9
Assumed earned premiums	-	0.7	2.2	0.7
Ceded premiums earned	(2.5)	(2.6)	(7.4)	(7.9)
Premiums earned, net	35.7	35.8	109.9	105.7
Net investment income	5.8	6.0	17.7	17.6
Total operating revenues	41.5	41.8	127.6	123.3
Operating costs:
Policy benefits and claims incurred	19.8	18.9	60.5	55.1
Underwriting and other expenses	17.4	17.2	52.7	52.1
Total operating costs	37.2	36.1	113.2	107.2
Operating income	$4.3	$5.7	$14.4	$16.1
Additional data:
Loss ratio	55.5%	52.8%	55.1%	52.1%
Operating expense ratio	48.7%	48.0%	48.0%	49.3%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Revenues

Premiums earned, net for the three months ended September 30, 2015 remained in line, decreasing only by $0.1 million, or 0.3% to $35.7 million when compared to the three months ended September 30, 2014.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the three months ended September 30, 2015 increased by $0.9 million, or 4.8%, to $19.8 million when compared to the three months ended September 30, 2014, mostly reflecting the higher claims incurred in the cancer line of business and an increase in the policy actuarial reserves, offset in part by a decrease in the claims assumed under retrocession reinsurance agreements.  The loss ratio for the period increased from 52.8% in 2014 to 55.5% in 2015, or 270 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the three months period ended September 30, 2015 increased $0.2 million, or 1.2%, to $17.4 million when compared to the three months ended September 30, 2014.  The increase is related to increased commissions and general expenses related to the development of the Costa Rica operations, partially offset by a lower Deferred Acquisitions Costs (DAC) and Value of Business Acquired (VOBA) amortization resulting from improved portfolio persistency when compared to the same period last year.  The segment’s operating expense ratio increased 70 basis points from 48.0% in 2014 to 48.7% in 2015.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Revenues

Premiums earned, net for the nine months ended September 30, 2015 increased by $4.2 million, or 4.0% to $109.9 million when compared to the nine months ended September 30, 2014 mostly reflecting premium growth in the segment’s individual life and cancer lines of business and major medical health premiums, as well as to an increase of $1.5 million of new premiums assumed on retrocession reinsurance agreements entered during the second quarter of 2014.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the nine months ended September 30, 2015 increased by $5.4 million, or 9.8%, to $60.5 million when compared to the nine months ended September 30, 2014, mostly reflecting $3.8 million of claims increase mostly in the cancer line of business and major medical health claims, and an increase of $1.3 million of claims assumed under retrocession reinsurance agreements, which carry a higher loss ratio.  The loss ratio for the period increased from 52.1% in 2014 to 55.1% in 2015, or 300 basis points.

Underwriting and Other Expenses

Underwriting and other expenses for the nine months ended September, 2015 increased $0.6 million, or 1.2%, to $52.7 million when compared to the nine months ended September 30, 2014.  The increase is related to increased commissions and general expenses, some related to the development of the Costa Rica operations, partially offset by a lower DAC and VOBA amortization reflecting improved portfolio persistency when compared to the same period last year.  As a result of the larger increase in premiums during this period, the segment’s operating expense ratio improved 130 basis points from 49.3% in 2014 to 48.0% in 2015.

Property and Casualty Insurance Operating Results

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2015	2014	2015	2014
Operating revenues:
Premiums earned, net:
Premiums written	$32.3	$33.2	$99.3	$104.5
Premiums ceded	(12.0)	(13.5)	(35.3)	(38.3)
Change in unearned premiums	1.4	2.6	3.0	3.3
Premiums earned, net	21.7	22.3	67.0	69.5
Net investment income	2.0	2.2	6.1	6.3
Total operating revenues	23.7	24.5	73.1	75.8
Operating costs:
Claims incurred	10.3	11.7	32.9	35.1
Underwriting and other expenses	10.8	10.5	33.6	33.2
Total operating costs	21.1	22.2	66.5	68.3
Operating income	$2.6	$2.3	$6.6	$7.5
Additional data:
Loss ratio	47.5%	52.5%	49.1%	50.5%
Operating expense ratio	49.8%	47.1%	50.1%	47.8%
Combined ratio	97.3%	99.6%	99.2%	98.3%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Operating Revenues

Total premiums written during the three months ended September 30, 2015 decreased by $0.9 million, or 2.7%, to $32.3 million, mostly resulting from lower sales of Commercial products, primarily in the Commercial Auto and Commercial Package insurance products.

Premiums ceded to reinsurers during the three months ended September 30, 2015 decreased by $1.5 million, or 11.1%, to $12.0 million mostly due to lower current year non-proportional reinsurance premiums.  The ratio of premiums ceded to premiums written decreased by 350 basis points, from 40.7% in 2014 to 37.2% in 2015.  The change in unearned premiums presents a decrease of $1.2 for the three months ended September 30, 2015 mostly reflecting the segments lower volume of writings in 2015.

Claims Incurred

Claims incurred during the three months ended September 30, 2015 decreased by $1.4 million, or 12.0%, to $10.3 million.  The loss ratio decreased by 500 basis points, to 47.5% during this period primarily as a result of favorable loss experience, particularly in the General Liability line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the three months ended September 30, 2015 increased by $0.3 million, or 2.9%, to $10.8 million mostly due to an increase in salaries and benefits and a lower dividend distribution form the Joint Underwriters Association during the 2015 period.  The operating expense ratio increased by 270 basis points, to 49.8%, when compared to the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Revenues

Total premiums written during the nine months ended September 30, 2015 decreased by $5.2 million, or 5.0%, to $99.3 million, mostly resulting from lower sales of Commercial products, primarily in the Commercial Auto and Commercial Package insurance products.

Premiums ceded to reinsurers during the nine months ended September 30, 2015 decreased by $3.0 million, or 7.8%, to $35.3 million due to lower non-proportional reinsurance cost and lower cession for commercial property in the current year.  The ratio of premiums ceded to premiums written decreased by 120 basis points, from 36.7% in 2014 to 35.5% in 2015.

Claims Incurred

Claims incurred during the nine months ended September 30, 2015 decreased by $2.2 million, or 6.3%, to $32.9 million.  The loss ratio decreased by 140 basis points, to 49.1% during this period mainly resulting from a decrease in losses in the Medical Malpractice line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses for the nine months ended September 30, 2015 increased $0.4 million, or 1.2%, to $33.6 million mostly due to an increase in net commissions primarily due to a lower capitalization of acquisition costs.  The operating expense ratio increased by 230 basis points, to 50.1%, when compared to the nine months ended September 30, 2014.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended September 30,
(Dollar amounts in millions)	2015	2014
Sources of cash:
Cash provided by operating activities	$171.5	$60.8
Net proceeds of investment securities	-	24.3
Proceeds from policyholder deposits	5.6	6.4
Total sources of cash	177.1	91.5
Uses of cash:
Net purchases of investment securities	(17.6)	-
Net capital expenditures	(5.6)	(3.8)
Repurchase and retirement of common stock	(41.0)	(6.0)
Repayments of long-term borrowings	(12.2)	(1.5)
Surrenders of policyholder deposits	(10.5)	(6.4)
Other	(5.8)	(7.1)
Total uses of cash	(92.7)	(24.8)
Net increase in cash and cash equivalents	$84.4	$66.7

Cash flow from operating activities increased by $110.7 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, principally due to an increase in premium collections by $396.9 million and a decrease in cash paid to suppliers and employees by $9.5 million, offset in part by higher claims paid by $282.3 million.  The increase in premiums collected and claims paid is principally the result of the change in the Medicaid business model from ASO model to a fully insured model.

During the nine months ended September 30, 2015 we received $5.6 million in policyholder deposits, this represents a decrease of $0.8 million when compared to the prior year and is the result of lower sales of annuity products.

Net purchases of sales of investment securities were $17.6 million during the nine months ended September 30, 2015, primarily resulting from the net cash flows received from the purchases and sales of investment securities during the 2015 period following our asset/liability management strategy.  During the nine months ended September 30, 2014 we had net proceeds of investments of $24.3 million.

Repurchase and retirement of common stock amounted to $41.0 million reflecting the repurchase and retirement of 1,894,794 shares of common stock during the nine months ended September 30, 2015 under the Corporation’s Class B common stock repurchase program.

Repayments of long-term borrowings increased by $12.2 during the nine months ended September 30, 2015, primarily due to an $11.0 million repayment of the senior unsecured notes principal.

The decrease in other uses of cash is attributed to the changes in the amount of outstanding checks over bank balances in the 2015 period.

Share Repurchase Program

In October 2014 the Company’s Board of Directors authorized a $50.0 million repurchase program of our Class B common stock. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the nine months ended September 30, 2015, the Company repurchased and retired 1,894,794 shares of our Class B Common Stock at an average per share price of $21.85, for an aggregate cost of $41.0 million.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of September 30, 2015, we had $135.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of September 30, 2015.

As of September 30, 2015, we had the following long-term borrowings:

•	On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes). On October 1, 2010 and May 14, 2015 we repaid $25.0 million and $11.0 million, respectively, of the principal of these senior unsecured notes. Amount currently outstanding is $24.0 million.

•	On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matures in November 2015. This repurchase agreement pays interests on a quarterly basis at 1.96%. At September 30, 2015 investment securities available for sale with fair value of $27.1 million (face value of $27.1 million) were pledged as collateral under this agreement.

The 6.6% notes contain certain non-financial covenants.  At September 30, 2015, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan with original principal balance of $41.0 million, bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of September 30, 2015, this secured loan had an outstanding balance of $13.2 million and average annual interest rate of 1.25%.  This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of September 30, 2015 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

On November 4, 2015, TSS entered into a $50.0 million revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit has an interest rate of LIBOR plus 250 basis points, matures on November 4, 2016, and contains certain financial and non-financial covenants that are customary for this type of facility. The agreement stipulates that any unused balance would become unavailable should TSS stop collecting payments under the Medicaid contract for four consecutive weeks.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of September 30, 2015, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings, see note 13 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer
The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs ¹	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1, 2015 to July 31, 2015	233,700	$21.47	288,300	$13.7
August 1, 2015 to August 31, 2015	215,433	23.15	215,433	8.7
September 1, 2015 to September 30, 2015	234,000	21.38	234,000	3.7

¹  In October 2014 the Company's Board of Directors authorized a $50.0 million Share Repurchase Program of its Class B common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

 (1)  On November 3, 2015, the Board of Directors (the “Board”) of Triple-S Management Corporation (“the Company”), upon recommendation of the Corporate Governance and Nominating Committee of the Board, elected Mr. Roberto Santa María-Ros to serve as an independent director of the Company and fill the vacancy created by Mr. Francisco Toñarely-Barreto’s resignation as a director of the Corporation, which was reported in a Current Report on Form 8-K dated October 30, 2015.  Mr. Santa María-Ros appointment to the Board will be effective on December 1, 2015 and for a term expiring on 2017.

Mr. Santa María-Ros was managing partner of the San Juan, Puerto Rico office of PricewaterhouseCooper LLP (“PwC”). He joined PwC in 1973 and was admitted to the partnership in 1988. In 2004, Mr. Santa María-Ros was appointed partner-in-charge of PwC’s audit practice division as well as Managing Partner of the San Juan office.  Mr. Santa María-Ros served as Managing Partner of PwC’s San Juan office until his retirement in 2012.  Mr. Santa María-Ros vast experience in the accounting and finance field will be a strong attribute for our Board.

The Board of Directors expects to appoint Mr. Santa María-Ros as a member of the Audit Committee of the Board at the Board’s next regular meeting to be held on or about December 12, 2015.

There is no arrangement or understanding between Mr. Santa María-Ros and any other person under which Mr. Santa María-Ros was appointed as a director of the Company. For service as a non-management director, Mr. Santa María will receive a fixed annual cash compensation of $80,000, paid in equal monthly installments, and equity compensation of $80,000, such equity compensation to be prorated for the portion of the year in which he serves as a director.

(2)  On November 6, 2015, Triple-S Advantage, Inc., our Medicare Advantage subsidiary (“TSA”), executed a contract with Inovalon, Inc. (“Inovalon”), pursuant to which Inovalon will provide medical claims data analysis, medical records review, and other services related to the accuracy of Medicare Advantage risk adjustment data (the “Contract”).

The Contract will be effective as of January 1, 2016 and expires on December 31, 2017.  Under the terms of the Contract, Inovalon will provide consulting and analytics services aimed to enhance the quality of service to members and providers in our Medicare Advantage products. Inovalon’s services under the Contract will include the identification and resolution of documentation and quality gaps in data, access to Inovalon’s proprietary reporting and analytics platform aimed to provide TSA additional business intelligence, analysis of claim-related data, and processing and analyzing risk adjustment data, among others.

Under the terms of the Contract, TSA will pay Inovalon a base processing fee and a per member per month fee based on the amount of members enrolled in TSA’s products.  TSA estimates total fees to be paid under the Contract at approximately $17.6 million.  The Contract contains representations and warranties and indemnity, termination and default provisions customary for these types of transactions. The foregoing summary of the terms and conditions of the Contract is subject to, and qualified in its entirety by the full text of the Contract included as Exhibit 10.1 filed with this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

Exhibits	Description

10.1*	Master Services Agreement between Inovalon, Inc. and Triple-S Advantage Solutions, Inc.
11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended September 30, 2015 and 2014 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation

Registrant

Date:	November 9, 2015	By:	/s/ Ramón M. Ruiz-Comas
Ramón M. Ruiz-Comas
President and Chief Executive Officer

Date:	November 9, 2015	By:	/s/ Amílcar L. Jordán-Pérez
Amílcar L. Jordán-Pérez
Vice President and Chief Financial Officer