Form 10-K
period 2015-12-31
TRIPLE-S MANAGEMENT CORP
filed 2016-03-29
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
☐  Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2015 was approximately $606,865,338 for the Class B common stock (the only stock of the registrant that trades in a public market) and $2,377,689 for the Class A common stock (valued at its par value of $1.00 since it is not publicly traded).

As of March 3, 2016, the registrant had 950,968 of its Class A common stock outstanding and 23,681,855 of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on May 26, 2016 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Triple-S Management Corporation

FORM 10-K

For The Fiscal Year Ended December 31, 2015

Part I

Item 1.	Business

General Description of Business and Recent Developments

Triple-S Management Corporation (“Triple-S”, “TSM”, the “Company”, the “Corporation”, “we”, “us” or “our”) is one of the most significant players in the managed care industry in Puerto Rico, serving approximately 1,100,000 members, with a 25% market share in terms of premiums written in Puerto Rico for the nine-month period ended September 30, 2015.  We have the exclusive right to use the Blue Cross and Blue Shield (“BCBS”) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla and over 50 years of experience in the managed care industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare markets. We market our managed care products through an extensive network of independent agents and brokers located throughout Puerto Rico as well as an internal salaried sales force. We provided administration services only or self insured (“ASO”) managed care services to the Plan de Salud del Gobierno (similar to Medicaid) (“PSG” or “Medicaid”) island-wide until March 31, 2015.  Effective April 1, 2015, the government changed the Medicaid delivery model from an ASO to a risk-based model and we elected to participate in this sector as a fully-insured provider in only two of the eight regions of Puerto Rico.  PSG is funded by the Government of Puerto Rico and the U.S. Government.

We also offer complementary products and services, including life insurance, accident and disability insurance and property and casualty insurance.  We are one of the leading providers of life insurance policies in Puerto Rico.

A substantial majority of our premiums are from customers within Puerto Rico.  In addition, mostly all of our long-lived assets, other than financial instruments, including deferred policy acquisition costs and value of business acquired, goodwill and other intangibles, and the deferred tax assets are related to Puerto Rico.

Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in note 28 to the audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013. On November 12, 2015, the Company converted 1,426,721 shares issued and outstanding of Class A common stock into Class B common stock, pursuant to the provisions of the Articles of Incorporation of the Corporation.  On May 17, 2013, the Company converted 6,660,423 million of the 9,042,809 million outstanding Class A shares into Class B shares and concurrently conducted a marketed secondary public offering for a substantial majority of the converted shares.  As part of this transaction the Company repurchased and retired 1,000,000 shares at a price of $18.25.

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

The government of the United States of America (the “U.S. government” or “federal government”) provides hospital and medical insurance benefits to eligible people aged 65 and over as well as certain other qualified persons through the Medicare program, including the Medicare Advantage program.  The federal government also offers prescription drug benefits to Medicare eligibles, both as part of the Medicare Advantage program and on a stand-alone basis, pursuant to Medicare Part D (also referred to as “PDP stand-alone product” or “PDP”).  In addition, the Government of Puerto Rico provides managed care coverage to the medically indigent population of Puerto Rico.

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

Life Insurance

Total annual premiums in Puerto Rico for the year ended December 31, 2014 for the life insurance market approximated $1.5 billion.  The main products in this market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities.  The main distribution channels are independent agents.  Banks have established general agencies to cross sell life insurance products, such as term life and credit life.

Property and Casualty Insurance

The total property and casualty market in Puerto Rico in terms of gross premiums written for the nine months ended September 30, 2015 was approximately $1.3 billion.  Property and casualty insurance companies compete for the same accounts through aggressive pricing, more favorable policy terms and better quality of services.  The main lines of business in Puerto Rico are personal and commercial auto, commercial multi-peril, fire and allied lines and other general liabilities.  Approximately 62% of the market is written by the top six companies in terms of market share, and approximately 88% of the market is written by companies incorporated under the laws of and which operate principally in Puerto Rico.

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

The economy of Puerto Rico is affected by external factors determined by the U.S. economy and the policies, and results of the U.S. government.  These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and revenues derived from tourism coming from the U.S.  Generally, the economy of Puerto Rico has followed the economic trends of the U.S. economy.  However, economic growth in Puerto Rico has not been consistent with the performance of the United States economy recently.  The government has faced a number of fiscal challenges, including an imbalance between its general fund revenues and expenditures, reaching its highest level in fiscal year 2009 with a deficit of $3.3 billion. Recurrent budget deficits have substantially increased the amount of public sector debt.  The total outstanding public sector debt amounted to $69.9 billion as of September 30, 2015.

See “Item 1A.   Risk Factors—Risks Related to Our Business – Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.’’

Products and Services

Managed Care

Through our subsidiaries Triple-S Salud, Inc. (“TSS”) and Triple-S Advantage, Inc. (“TSA”), we offer a broad range of managed care products, including HMO plans, PPO plans, Medicare Supplement, Medicare Advantage, and Medicaid plans.  Managed care products represented approximately 92% of our consolidated premiums earned, net for each of the years ended December 31, 2015, 2014 and 2013.  We design our products to meet the needs and objectives of a wide range of customers, including employers, professional and trade associations, individuals and government entities.  Our customers either contract with us to assume underwriting risk or they self-fund underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services.  Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members’ access to providers is subject to referral or preauthorization requirements.

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

Life Insurance

We offer a wide variety of life, accident, disability and health and annuity products in Puerto Rico through our subsidiary Triple-S Vida (“TSV”).  Life insurance premiums represented approximately 6% of our consolidated premiums earned, net for each of the year ended December 31, 2015, and 7% for the years ended December 31, 2014 and 2013.  TSV markets in-home service life and supplemental health products through a network of company-employed agents.  Ordinary life, cancer and dreaded diseases (“Cancer” line of business), and pre-need life products are marketed through independent agents.  TSV is the leading distributor of life products in Puerto Rico.  We are the only home service company in Puerto Rico and offer guaranteed issue, funeral and cancer policies to the lower and middle income market segments directly to people in their homes.  We also market our group life and disability coverage through our independent producers.

Property and Casualty Insurance

We offer a wide range of property and casualty insurance products through our subsidiary Triple-S Propiedad, Inc. (“TSP”).  Property and casualty insurance premiums represented approximately 4% of our consolidated premiums earned, net for each of the years ended December 31, 2015, 2014 and 2013.  Our predominant insurance products are commercial multi-peril package, personal package, commercial auto, hospital malpractice, commercial liability, and commercial property.  This segment’s commercial products target small to medium size accounts.

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

We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe.  Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound.  Practically all our reinsurers have an A.M. Best rating of ‘‘A-’’ or better, or an equivalent rating from other rating agencies.  During the year ended December 31, 2015, 36.2% of the premiums written in the property and casualty insurance segment were ceded to reinsurers.  Although these reinsurance arrangements do not relieve us of our direct obligations to our insured, we believe that the risk of our reinsurers not paying balances due to us is low.

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

Distribution

Managed Care Segment.   We rely principally on our internal sales force and a network of independent brokers and agents to market our products.  Individual policies are sold entirely through independent agents who exclusively sell our individual products, and Medicare Advantage and group products are sold through our 206 person internal sales force as well through approximately 200 independent brokers and agents.  We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned.

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

Life Insurance Segment    In our life insurance segment, we offer our insurance products through our own network of both company-employed and independent agents.  The majority of our premiums (59% in 2015 and 57% in 2014) were placed through our home service distribution channel selling directly to customers in their homes.  TSV employs approximately 725 full-time active agents and managers and utilizes approximately 900 independent agents and brokers.  For individual policies, we advance first year commissions upon issuance and for group policies, we pay commissions on a monthly basis based on premiums received.

Property and Casualty Insurance Segment.   In our property and casualty insurance segment, business is exclusively subscribed through approximately 13 general agencies, including our insurance agency, Triple-S Insurance Agency, Inc. (“TSIA”), where business is placed by independent insurance agents and brokers.  During the years ended December 31, 2015, 2014 and 2013 TSIA placed approximately 73%, 69% and 66% of TSP’s total premium volume, respectively.  General agencies contracted by TSP remit premiums net of their respective commission.

Customers

Managed Care

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico.  The following table sets forth enrollment information with respect to each sector at December 31, 2015:

Market Sector	Enrollment at December 31, 2015	Percentage of Total Enrollment
Commercial	547,634	50.0%
Medicare	123,888	11.3%
Medicaid	422,922	38.7%
Total	1,094,444	100.0%

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

Individual Accounts.    We provide managed care services to individuals and their dependent family members who contract these services directly with us through our network of independent brokers.  We provide individual and family contracts.

Local Government Employees.    We provide full risk managed care services to the local government of Puerto Rico employees through a government-sponsored program.  Annually, the government qualifies the managed care companies that participate in this program and sets the coverage, including benefits, co-payments and amount to be contributed by the government.  Employees then select from one of the authorized companies and pays for the difference between the premium of the selected carrier and the amount contributed by the government.

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

Medicaid

The government of Puerto Rico has privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population.  The government divided Puerto Rico into eight geographical areas.  Each of the eight geographical areas is awarded to a managed care company doing business in Puerto Rico through a competitive bid process.  As of December 31, 2015, this program provided healthcare coverage to over 1.3 million people.

This program is similar to the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state.  The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.

We currently serve two geographical regions on an at-risk basis pursuant to an agreement that will expire on June 30, 2017.  TSS provides healthcare services in the Metro North and West regions to approximately 423,000 subscribers.  See “Item 1.   Business Customers – Medicaid Sector”.  Our agreement with the government of Puerto Rico is subject to termination in the event of a non-compliance that is not corrected or cured to the satisfaction of the government entity overseeing Medicaid, or in the event that the government determines that there is an insufficiency of funds to finance the program.

Life Insurance

Our life insurance customers consist primarily of individuals, who hold approximately 580,000 policies.  We also insure approximately 1,600 groups.

Property and Casualty Insurance

Our property and casualty insurance segment targets small to medium size accounts with low to average exposures to catastrophic losses.  The auto physical damage and auto liability customer bases consist primarily of commercial accounts.  Personal business are primarily generated with sales of our personal package product, ProPack, that includes coverage for residences, personal property, and automobile.  Also, professional liability coverage is offered with hospital and medical malpractice products.

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

We have been able to maintain relatively high retention rates, which is the percentage of existing business retained in the renewal process, in the corporate accounts sector of our managed care business.  For 2015 our corporate accounts retention factor was 93%.

Our managed care rates are set prospectively, meaning that a fixed premium rate is determined at the beginning of each contract year and revised at renewal.  We renegotiate the premiums of different groups in the corporate accounts as their existing annual contracts become due.  We set rates for individual contracts based on the most recent semi-annual claims data.  We consider the actual claims trend of each group when determining the premium rates for the following contract year.  Rates in the Medicare sector and for federal and local government employees are generally set on an annual basis through negotiations with the U.S. federal and Puerto Rico governments, as applicable.

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

We promote the use of electronic claims billing by our providers.  Approximately 91% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or rate at which a claim is approved for payment when first processed by our system without human intervention, for provider claims has averaged 86% in 2015.

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

Competitors in the managed care segment include national and local managed care plans.  At December 31, 2015 we had approximately 1,094,000 members enrolled in our managed care segment.  Our market share in terms of premiums written in Puerto Rico was estimated at approximately 25% for the nine-month period ended September 30, 2015.  We offer a variety of managed care products, and are the leader by market share in almost every sector, as measured by the share of premiums written.

Life Insurance

We are one of the leading providers of life insurance products in Puerto Rico.  In 2014, we were the second largest life insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 10%.  We are the only life insurance company that distributes our products through home service.  However, we face competition in each of our product lines.  In the life insurance sector, excluding annuities, we were the largest company with a market share of approximately 20%.  In the cancer sector, we were the largest company with a market share of approximately 20%.

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

In the nine-month period ended September 30, 2015, we were the fourth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 8%.

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

Upon the occurrence of any event causing the termination of our license agreements, we would cease to have the right to use the BCBS name and marks.  We also would no longer have access to the networks of providers of the different plans that are members of the Association nor the BlueCard Program.  We would expect to lose a significant portion of our membership if we lose these licenses.  Loss of these licenses could significantly harm our ability to compete in our markets and could require payment of a significant fee to the BCBSA.  Furthermore, if our licenses were terminated, the BCBSA would be free to issue a new license to use the BCBS name and marks to another entity, which could have a material adverse effect on our business, financial condition and results of operations.  See “Item 1A   Risk Factors—Risks Related to Our Business – The termination or modification of our license agreements to use the BCBS name and marks could have a material adverse effect on our business, financial condition and results of operations.”

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

Pursuant to the rules and license standards of the BCBSA, TSM guarantees TSS and Triple-S Blue, Inc. (“TSB”) contractual and financial obligations to their respective customers.  Also, TSS guarantees TSA’s contractual and financial obligations to their respective customers.  In addition, pursuant to the rules and license standards of the BCBSA, we have agreed to indemnify the BCBSA against any claims asserted against it resulting from our contractual and financial obligations.

Each license requires an annual fee to be paid to the BCBSA.  The fee is determined based on a per-contract charge from products using the BCBS name and marks.  The annual BCBSA fee for the year 2016 is $2,395,808.  During the years ended December 31, 2015 and 2014, we paid fees to the BCBSA in the amount of $2,470,783 and $2,200,062, respectively.  The BCBSA is a national trade association of 37 independent Primary Licensees (Plans), including TSM, the primary function of which is to promote and preserve the integrity of the BCBS name and marks, as well as to provide certain coordination other entities licensed by the BCBSA (the “Member Plans”).  Each Member Plan is an independent legal organization and is not responsible for obligations of other BCBSA Member Plans.  With a few limited exceptions, we have no right to market products and services using the BCBS name and marks outside our BCBS licensed territory.

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

Trademarks

We consider our trademarks Triple-S and SSS to be very important and material to all segments in which we are engaged.  All our trademarks which we consider important have been duly registered with the Department of State of Puerto Rico and the United States Patent and Trademark Office.  It is our policy to register all our important and material trademarks in order to protect our rights under applicable corporate and intellectual property laws.  In addition, we have the exclusive right to use the BCBS name and marks in Puerto Rico, Costa Rica, U.S. Virgin Islands,  British Virgin Islands, and Anguilla.  See ‘‘—Blue Cross and Blue Shield License’’.

Regulation

Our business operations are subject to comprehensive and detailed regulation in Puerto Rico, U.S. federal regulation as well as other regulation in the jurisdictions we conduct our business.  Supervisory agencies include the Puerto Rico Commissioner of Insurance (the “Commissioner of Insurance”), the Division of Banking and Insurance of the Office of the Lieutenant Governor of the U.S. Virgin Islands, the General Superintendence of Insurance of Costa Rica, the Insurance Division of the Financial Service Commission of British Virgin Islands, the Financial Services Commission of Anguilla, the Health Department of the Government of Puerto Rico and the Puerto Rico Health Insurance Administration (“ASES” by its Spanish acronym), which administers Medicaid, including the Medicare dual-eligible beneficiaries program.  Federal regulatory agencies that oversee our operations include HHS—directly and through its Office of the Inspector General (“OIG”), its Office of Civil Rights (“OCR”) and CMS, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”), and OPM.  These government agencies have the right to:

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

Our operations and accounts are subject to examination and audits at regular intervals by a number of these agencies.  In addition, the U.S federal and local governments continue to consider and enact many legislative and regulatory proposals that have impacted, or could materially impact, various aspects of the health care system.  Some of the more significant current issues that may affect our business include:

•	initiatives to provide greater access to coverage for uninsured and under-insured populations without adequate funding to health plans or to be funded through taxes or other negative financial levy on health plans;

•	payments to health plans that are tied to achievement of certain quality performance measures;

•	other efforts or specific legislative changes to the Medicare or Medicaid program, including changes in the bidding process or other means of materially reducing premiums;

•	local government regulatory changes;

•	increased government enforcement, or changes in interpretation or application of fraud and abuse laws;

•	regulation by the Office of the Commissioner to review and approve rates in the individual and small business markets; and

•	regulation that increase the operational burden on health plans or laws that increase a health plan’s exposure to liabilities, including efforts to expand the tort liability of health care plans.

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

In addition, TSS, TSA, and TSB is subject to the capital and surplus licensure requirements of the BCBSA.  The capital and surplus requirements of the BCBSA are also based on the RBC Model Act and are intended to assess capital adequacy taking into account the risk characteristics of an insurer’s investments and products.  The RBC Model Act sets forth the formula for calculating the risk-based capital requirements, which are designed to take into account various risks, including insurance risks, interest rate risks and other relevant risks, with respect to an individual insurance company’s business.

The RBC Model Act requires increasing degrees of regulatory oversight and intervention as an insurance company’s risk-based capital declines.  The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its risk-based capital to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control, in rehabilitation or liquidation proceeding.  The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital.  At the “company action level”, occurring when a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its risk-based capital, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position.  When a company’s adjusted capital is between 200% and 300% and it has a combined ratio greater than 105%, a “company action level” is triggered only if the Puerto Rico Commissioner of Insurance has implemented the health trend test.  As of December 31, 2015, the Commissioner of Insurance has not enacted the health trend test in its regulations.  The ‘‘regulatory action level’’ is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital.  At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.  The ‘‘authorized control level’’ is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.  The ‘‘mandatory control level’’ is triggered if a company’s total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority must place the company under its control.

As of December 31, 2015, our insurance subsidiaries met and exceeded the minimum capital requirements established by the Commissioner of Insurance and the BCBSA, as applicable.

In addition to its catastrophic reinsurance coverage, TSP is required by local regulatory authorities to establish and maintain a reserve supported by a trust fund (the “Trust”) to protect policyholders against their dual exposure to hurricanes and earthquakes.  The funds in the Trust are solely to be used to pay catastrophic losses whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance.  Contributions to the Trust, and accordingly additions to the reserve, are determined by a rate, imposed by the Commissioner of Insurance on the catastrophe premiums written in that year.  At December 31, 2015 and 2014, the reserve for catastrophes is $43.0 million and $40.5 million, respectively.  The supporting trust fund has assets of $46.2 million and $42.3 million as of December 31, 2015 and 2014, respectively.  Assets consist primarily of investment in securities available for sale, securities held for maturity, accrued investment income, cash and cash equivalents.  The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance and are therefore considered an addition to the reserve.  For additional details see note 17 of the audited consolidated financial statements.

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

Medicare Generally

Medicare is the federal health insurance program created in 1965 for all people aged 65 and older (regardless of income or medical history), qualifying disabled persons, and persons suffering from end-stage renal disease.  Medicare is funded by the federal government and administered by CMS, with the day-to-day operations of the program (e.g., provider enrollment, claims payment) handled by private contractors under contract with CMS.  There are approximately 55 million Medicare beneficiaries.

Medicare is divided into 4 distinct parts:

•	Part A covers, among other things, inpatient hospital stays, skilled nursing facility stays, home health visits (also covered under Part B), and hospice care.

•	Part B covers physician visits, outpatient services, laboratory services, durable medical equipment, certain preventive services, and home health visits. Enrollment in Part B is voluntary and subject to an annual deductible.

•	Part C, also known as Medicare Advantage, allows beneficiaries to enroll in private health plans and receive Medicare-covered benefits. Currently, about 17 million Medicare beneficiaries are enrolled in the United States in a Medicare Advantage plan. Under the Patient Protection and Affordable Care Act of 2010 (Pub. L No. 111-148), as amended by the Health Care and Education Reconciliation Act of 2010 (Pub. L. No. 111-152), on March 30, 2010 (referred to herein as “ACA”), payments to Medicare Advantage plans are generally being reduced over time, and bonus payments are available to certain plans based on quality ratings. Medicare Advantage plans are required to maintain a medical loss ratio (“MLR”) of at least 85%, meaning, very basically, that if Medicare Advantage plans do not spend at least 85% of their revenue on patient care costs, may face various sanctions, including refunds, prohibition on enrolling new members, and contract termination. The Part C premium varies by plan.

•	Part D is the voluntary, subsidized outpatient prescription drug benefit created under the Medicare Modernization Act of 2003 (the “MMA”). Part D includes subsidies for beneficiaries with low incomes that do not apply to Puerto Rico. Part D is offered through private plans that contract with Medicare, including stand-alone prescription drug plans and Medicare Advantage prescription drug plans. Part D plans are also subject to MLR requirements and their premium varies by plan.

There also exist Medicare supplement plans, commonly known as “Medigap”, to fill the gaps in traditional fee-for-service Medicare Part A and B coverage.  These Medigap policies are standardized by CMS, but funded and administered by private organizations.

Since the 1980’s, as an alternative to the traditional fee-for-service Medicare program, Medicare has also offered Medicare managed care benefits provided through contracted private health plans, currently known as Medicare Advantage plans.  Prior to 1997, CMS reimbursed health plans participating in the Medicare program primarily on the basis of the demographic data of the plans’ members.  Beginning in 1997, CMS gradually phased in a risk adjustment payment methodology that based its monthly premium payments to plans on various clinical and demographic factors.  Beginning in 2003, Congress introduced a Medicare managed care approach, which itself has subsequently undergone several changes, and beginning in 2006, Congress introduced the Medicare Part D program, which offered a voluntary outpatient prescription drug benefit to fee-for-service as well as Medicare Advantage beneficiaries.

Among other things, the ACA mandated several changes, implemented by CMS, to the Medicare Advantage and Medicare Part D programs, including strengthening CMS’ ability to remove poor performers from the Medicare Advantage and Part D programs beginning in 2015.  Beginning with Medicare contract year 2015, CMS has the authority to terminate its contract with any Medicare Advantage or Part D plan for substantial contract non-compliance, or refuse to renew such plan, if the plan fails to achieve an overall Star Rating of 3.0 stars (out of 5.0) for any consecutive three (3) year period.  Although CMS has issued annual Star Ratings for Part D plans since 2007 and for Medicare Advantage plans since 2008, CMS uses Star Ratings issued for Medicare contract years 2013 and beyond in implementing this provision. In April 2015, CMS announced that it would for the first time exercise its authority to terminate low performing Medicare Advantage and Part D plans beginning in 2016. CMS issues Star Ratings on a prospective basis, typically in the fall preceding the contract year.  CMS has the authority to use the lower Star Ratings as a means to invoke its existing authority under Section 1857(c)(2) of the Social Security Act to terminate a contract when CMS determines that the Medicare Advantage or Part D plan has failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage or Part D program.

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

In addition, under the ACA, Medicare Advantage plan payment rates are subject to transitionally phased-in reductions intended to bring Medicare Advantage rates more in line with Medicare fee-for-service rates. These reductions are being phased in between 2012 and 2017. CMS generally will rebate a portion of the amount by which the benchmark amount exceeded the accepted bid for certain plans. For plans achieving star rating of at least 3.5 stars, the portion of the savings retained by the plan is higher.  For plans achieving star ratings of at least 4 stars, the starting benchmark amount from which the savings is computed is also higher.  Rebates will be reduced for all plans, but plans with higher quality ratings will keep a larger proportion of the rebate. Plans attaining at least 4.0 stars are also eligible for direct bonus payments.

Medicaid Generally

Medicaid is a public insurance program intended for low-income individuals and families.  Medicaid provides coverage to almost 65 million Americans, including children, pregnant women, and individuals with disabilities. To participate in Medicaid, states must cover certain groups but have the flexibility to cover other population groups.  States may apply to CMS for waivers to provide coverage to populations beyond what is normally covered under the program.  States are able to establish eligibility criteria within federal minimum standards. States are allowed to set Medicaid provider payment rates, and may reimburse providers through fee-for-service or managed care.  They also have the flexibility to determine the type, amount, duration, and scope of services of their respective Medicaid programs, so long as within federal guidelines, although states are required to cover certain mandatory benefits.  In Puerto Rico, the Medicaid program is administered locally by ASES.

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

The ACA expands Medicaid to an eligibility floor of 138% of the federal poverty level (“FPL”) beginning in 2014.  A 2012 U.S. Supreme Court decision regarding health care reform limited the federal government’s ability to enforce Medicaid expansion—meaning that the issue of Medicaid expansion is effectively left to each individual state.  Puerto Rico and the other U.S. territories were not included in the Medicaid expansion, instead Congress approved one billion in federal funding for Puerto Rico and the other U.S. territories to establish local affordable insurance exchanges or expand their Medicaid programs, at their option.  Puerto Rico elected to use the approximately $925 million made available by Congress to Puerto Rico for expanding its Medicaid program. Although the funds would be available until 2019, the government has estimated that, given the current burn rate of the approved funding, funds would be fully utilized before 2019.

Dual-Eligible Beneficiaries

A “dual-eligible” beneficiary is a person who is eligible for both Medicare, because of age or other qualifying status, and Medicaid, because of economic status.  Dual-eligibles are a high cost population that account for a disproportionate share of government health care expenditures.  According to a 2011 report issued by the Kaiser Commission on Medicaid and the Uninsured, there are approximately 9 million dual-eligibles, including 5.5 million low-income seniors and 3.4 million people with disabilities under age 65, receiving both Medicare and Medicaid benefits nationwide. Given the disproportionately high cost of treating dual-eligibles, there has been a spate of initiatives designed to address the issue.  The government of Puerto Rico established a model that wraps-around benefits included in Medicaid that were not included in Medicare Advantage benefits.  Dual-eligible beneficiaries in Puerto Rico have the option to participate in this model called Platino.  Health plans that offer Platino products receive premiums from CMS and the government of Puerto Rico.  In this plan the government, rather than the insured, will assume all of the premiums for additional benefits not included in traditional Medicare programs, such as prescription drug benefits.  By managing utilization and implementing disease management programs, many Medicare Advantage plans can profitably care for dual-eligible members.  The MMA established subsidies and reduced or eliminated deductibles for certain low-income beneficiaries, including dual-eligible individuals.  Pursuant to the MMA, dual-eligible individuals receive their drug coverage from the Medicare program rather than the Medicaid program.  Companies offering Medicare Part D stand-alone prescription drug plans with bids at or below the regional weighted average bid resulting from the annual bidding process received a pro-rata allocation and auto-enrollment of the dual-eligible beneficiaries within the applicable region.

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

Anti-kickback Laws.     Insurance providers in Puerto Rico are subject to local and federal anti-kickback laws.  These anti-kickback laws prohibit the payment, solicitation, offering or receipt of any form of remuneration (including kickbacks, bribes, and rebates) in exchange for business, and under federal law, the referral of federal healthcare program patients or any item or service that is reimbursed by any federal health care program.  In addition, the federal regulations include certain safe harbors that describe relationships that have been determined by CMS not to violate the federal Anti-Kickback Statute.  Relationships that do not fall within one of the enumerated safe harbors are not a per se violation of the law, but will be subject to enhanced scrutiny by regulatory authorities.  The ACA amended the intent requirement of the federal Anti-Kickback Statute, and other healthcare criminal fraud statutes, so that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute, or the specific intent to violate it, to have violated the statute. The ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Failure to comply with the anti-kickback provisions may result in civil damages and penalties, criminal sanctions, and administrative remedies, such as exclusion from the applicable federal health care program.

Federal False Claims Act.    Federal regulations also strictly prohibit the presentation of false claims or the submission of false information to the federal government.  Under the federal False Claims Act, any person or entity that has knowingly presented or caused to be presented a false or fraudulent request for payment from the federal government or who has made a false statement or used a false record in the submission of a claim may be subject to treble damages and penalties of up to $11,000 per claim.  The ACA codified federal government’s prior position that claims presented in relationships that violate the federal Anti-Kickback Statute may also be considered to be violations of the federal False Claims Act.  Furthermore, the federal False Claims Act permits private citizen “whistleblowers” to bring actions on behalf of the federal government for violations of the False Claims Act and to share in the settlement or judgment that may result from the lawsuit.  Financial recoveries from civil health care matters brought under the False Claims Act are significant.

HIPAA, HITECH, and Gramm-Leach-Bliley Act

Health care entities, such as TSS and TSA, are subject to laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and the Gramm-Leach-Bliley Act, that require the protection of certain health and other information.  HIPAA authorized HHS to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable health information.  The regulations pursuant to the HIPAA Administrative Simplification provisions and HITECH impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors.  These requirements apply to self-funded group plans, health insurers and HMOs, health care clearinghouses and health care providers who transmit health information electronically (collectively, “covered entities”) and their business associates that access, maintain, create, and/or receive individually identifiable health information (collectively “business associates”).  These regulations also establish significant criminal penalties and civil sanctions for non-compliance.

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

We have recently entered into two agreements with federal and Puerto Rican regulators to resolve investigations in connection with privacy incidents at our Managed Care segment. The agreements include the payment of a combined amount of $5 million and the adoption of a three year corrective action plan. See, “Item 3. Legal Proceedings–Unauthorized Disclosure of Protected Health Information” for more information.

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

HHS has released rules mandating the use of standard formats in electronic health care transactions (for example, health care claims submission and payment, plan eligibility, precertification, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules mandating the use of standardized code sets and unique identifiers for employers and providers.  Our managed care subsidiary believes that it is in material compliance with these requirements.  In addition,  the federal government required healthcare organizations, including health insurers, upgrade to updated and expanded standardized code sets used for describing health conditions by converting from the ICD-9 diagnosis and procedure code set to the ICD-10 diagnosis and procedure code set.  The original October 1, 2012 compliance deadline was delayed, and under the Protecting Access to Medicare Act of 2014, covered healthcare organizations were required to begin using the ICD-10 code set by October 1, 2015.  Our conversion from the ICD-9 code set to the ICD-10 code set required a substantial investment.

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

Dodd-Frank Act

In 2010, Congress enacted the Dodd-Frank Wall-Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which provides for a number of reforms and regulations in the corporate governance, financial reporting and disclosure, investments, tax and enforcement areas that affect our subsidiaries.  The United States Securities and Exchange Commission (the “SEC”) and other regulatory authorities engaged in rulemaking efforts under the Dodd-Frank Act throughout 2011, and additional rulemaking still continues, including the establishment of a Federal Insurance Office that will develop and coordinate federal policy on insurance matters.  We are closely monitoring how these regulations impact the Company, however the full impact of the legislation may not be known for several years until regulations become fully effective.

Legislative and Regulatory Initiatives

Puerto Rico Initiatives

The Commissioner of Insurance adopted Rule No. 83, titled ‘‘Rules and Procedures to Regulate the Systems of the Holding Companies of Insurers and Organizations of Health Services and Criteria for Evaluating Change of Control’’.  Rule No. 83 requires insurance companies and health services organizations domiciled in the Government of Puerto Rico and that are within an insurance holding company system to register with the Commissioner of Insurance and to file with the Commissioner of Insurance certain reports describing capital structure, ownership, financial condition, certain intercompany transactions, and general business operations.  In addition, Rule No. 83 requires prior notice, reporting and regulatory approval of mergers and acquisitions of an insurer or health services organization, distributions of extraordinary dividends and other distributions to stockholders.

Federal Initiatives

On March 23, 2010, the federal health reform legislation, known as the ACA was enacted.  The ACA, including certain mandates, many of which have been previously implemented, as well as other requirements, are to be implemented over the next several years.  Most of the provisions of ACA with more significant effects on the health insurance marketplace went into effect on or before January 1, 2014, including a requirement that insurers guarantee the issuance of coverage to all individuals regardless of health status, strict rules on how health insurance is rated, and the assessment of new taxes and fees, including annual Health Insurance Provider Fee (“HIP Fee”), on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year.  The total HIP fee levied on the health insurance industry was $11.3 billion and $8.0 billion in 2015 and 2014, respectively, with increasing annual amounts thereafter, growing to $14.3 billion by 2018. After 2018, the HIP Fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment.  We incurred $34.5 million and $27.7 million for the HIP fee in 2015 and 2014, respectively.

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

The continued implementation of ACA could have a material adverse effect on the profitability or marketability of our business, financial condition and results of operations.  Various federal agencies, including, but not limited to, HHS, DOL, and the U.S. Department of the Treasury have issued and continue to issue regulations in phases implementing specific ACA provisions, and Congress continues to amend ACA.  For example, under the Consolidated Appropriations Act 2016, Congress placed a one year moratorium on the implementation on the annual fees on health insurers, which will now go into effect in 2017. As a result of the complexity of ACA, its impacts on health care in the United States and the continuing modification and interpretation of ACA, we cannot currently estimate the ultimate impact of ACA on our business, cash flows, financial condition and results of operations.  We will continue to assess ACA’s impact on us as additional regulations and guidance are issued.

Some of the more significant ACA issues that currently affect our managed care business, or may in the future, include:

•	Provisions requiring greater access to coverage for certain uninsured and under-insured populations and the elimination of certain underwriting practices without adequate funding to health plans or with negative financial levies on health plans such as restrictions in the ability to charge additional premium for additional risk. These include, among others, (i) extending dependent coverage for unmarried individuals until age 26 under their parents’ health coverage, (ii) limiting a health plan’s ability to rescind coverage and restricting the plan’s ability to establish annual and lifetime financial caps, (iii) eliminating the use of gender as a ratings factor, and (iv) limiting a health plan’s ability to deny or limit coverage on grounds of a person’s pre-existing medical condition;

•	Provisions restricting medical loss ratios and requiring premium refunds for non-compliance;

•	Provisions requiring health plans to report to their members and HHS certain quality performance measures and their wellness promotion activities;

•	Provisions that reduce premium payments to Medicare Advantage health plans and that tie such premium to the local Medicare fee for service costs. The adjustment began in 2012 and is being phased in over 5 to 7 years;

•	Provisions that tie Medicare Advantage premiums to achievement of certain quality performance measures;

•	Other efforts or specific legislative changes to the Medicare and Medicaid programs, including changes in the bidding process, authority of CMS to deny bids, or other means of materially reducing premiums such as through further adjustments to the risk adjustment methodology;

•	Increased federal funding to the Medicaid program, available for years 2014 – 2019;

•	Funding provided to the government of Puerto Rico to enable it to fund the expansion of its Medicaid program, rather than establish a health insurance exchange;

•	Provisions that impose annual fees on health insurers;

•	Increased government funding to enforcement agencies and/or changes in interpretation or application of fraud and abuse laws;

•	Expanded scope of authority and/or funding to audit Medicare Advantage health plans and recoup premiums or other funds by the government or its representatives; and

•
The increase in persons eligible for coverage under the Medicaid program in Puerto Rico, which may result in some persons currently insured by us in our commercial programs becoming eligible for, and thus moving to, the Medicaid program.

On June 28, 2012, the U.S. Supreme Court upheld most of the ACA.  The Court upheld the individual mandate, the single most controversial and essential provision of the ACA which requires individuals (absent certain exceptions) to be covered by insurance by 2014.  The Supreme Court also upheld, but limited, the Medicaid expansion provision of the ACA by holding that if a state declines to participate in the expansion, it cannot constitutionally be deprived of the federal Medicaid funding that it had previously received. Further, in June 2015, the U.S. Supreme Court upheld the ACA provisions that establish health insurance subsidies to qualifying individuals.  We expect there will be additional challenges and amendments the ACA in the future.

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

Budget Control Act

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

Financial Information About Segments

Employees

As of December 31, 2015, we had approximately 3,257 full-time employees and 296 temporary employees.  TSS has a collective bargaining agreement with the “Unión General de Trabajadores”, which represents approximately 38% of one of our managed care subsidiaries’ approximately 1,128 regular employees.  The collective bargaining agreement expires on July 31, 2016.  The Corporation considers its relations with employees to be good.

Available Information

We are an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) and are required, pursuant to Item 101 of Regulation S-K, to provide certain information regarding our website and the availability of certain documents filed with or furnished to the SEC.  Our Internet website is www.triplesmanagement.com.  We make available free of charge, or through our internet website (http://triplesmanagement.com), our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.  We also include on our internet website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics and the charter of each standing committee of our Board of Directors.  In addition, we intend to disclose on our internet website any amendments to, or waivers from, our Code of Business Conduct and Ethics that are required to be publicly disclosed pursuant to rules of the SEC and the New York Stock Exchange (“NYSE”).  The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  The website addresses listed above are provided for the information of the reader and are not intended to be an active link.  We will provide free of charge copies of our filings to any shareholder that requests them at the following address: Triple-S Management Corporation; Office of the Secretary; PO Box 363628; San Juan, P.R. 00936-3628.

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

We must deal with several risk factors during the normal course of business.  You should carefully consider the following risks and all other information set forth in this Annual Report on Form 10-K.  The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that are currently deemed insignificant may also impair our business operations.  The occurrence of any of the following risks could materially affect our business, financial condition, operating results, and cash flows.

Risks Relating to our Capital Stock

Certain of our current and former providers may bring materially dilutive claims against us.

Beginning with our founding in 1959 and until 1994, we encouraged, and at times required, the doctors and dentists that comprised our provider network to acquire our shares.  Between approximately 1985 and 1994, our predecessor managed care subsidiary, Seguros de Servicios de Salud de Puerto Rico, Inc. (“SSS”), generally entered into an agreement with each new physician or dentist who joined our provider network to sell the provider shares of SSS at a future date (each agreement, a “share acquisition agreement”).  These share acquisition agreements were necessary because there were not enough authorized shares of SSS available during this period and afterwards for issuance to all new providers.  Each share acquisition agreement committed SSS to sell, and each new provider to purchase, five $40-par-value shares of SSS at $40 per share after SSS had increased its authorized share capital in compliance with the Puerto Rico Insurance Code and was in a position to issue new shares.  Despite repeated efforts in the 1990s, SSS was not successful in obtaining shareholder approval to increase its share capital, other than in connection with our reorganization in 1999, when SSS was merged into a newly-formed entity having authorized capital of 25,000 $40-par-value shares, or twice the number of authorized shares of SSS.  SSS’s shareholders did not, however, authorize the issuance of the newly formed entity’s shares to providers or any other third party.  In addition, subsequent to the reorganization, our shareholders did not approve attempts to increase our share capital in 2002 and 2003.

Notwithstanding the fact that TSS and its predecessor, SSS, were never in a position to issue new shares to providers as contemplated by the share acquisition agreements because shareholder approval for such issuance was never obtained, and the fact that SSS on several occasions in the 1990s offered providers the opportunity to purchase shares of its treasury stock and such offers were accepted by very few providers, providers who entered into share acquisition agreements may claim that the share acquisition agreements entitled them to acquire our or TSS’s shares at a subscription price equivalent to that provided for in the share acquisition agreements.  SSS entered into share acquisition agreements with approximately 3,000 providers, the substantial majority of whom never came to own shares of SSS.  Such share acquisition agreements provide for the purchase and sale of approximately 15,000 shares of SSS.  If we or TSS were required to issue a significant number of shares in respect of these agreements, the interest of our existing shareholders would be substantially diluted.  As of the date of this Annual Report on Form 10-K, only one judicial claim to enforce any of these agreements has been brought against the Company.  The case was settled by the parties and, on August 2013, dismissed by the court with prejudice. Additionally, we have received several inquiries with respect to share acquisition agreements.  Those agreements do not include anti-dilution protections and we do not believe that the amounts of any claims under the agreements with SSS should be multiplied to reflect the 3,000-for-one stock split effected by us on May 1, 2007.  However, we cannot provide assurances that claimants will not successfully seek to increase the size of their claims by reference to the stock split.

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

For much of our history, we and our predecessor entity have restricted the ownership or transferability of our shares, including by reserving to us or our predecessor a right of first refusal with respect to share transfers and by limiting ownership of such shares to physicians and dentists.  In addition, we and our predecessor, consistent with the requirements of our and our predecessor’s bylaws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders.  Nonetheless, former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“non-medical heirs”), may claim an entitlement to our shares or to damages with respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions.  Our records indicate that there may be as many as approximately 450 former shareholders whose non-medical heirs may claim to have inherited up to 10,500,000 shares after giving effect to the 3,000-for-one stock split.  As of the date of this Annual Report on Form 10-K, we are defending various judicial claims by non-medical heirs of former shareholders whose shares were repurchased upon their death seeking the return of such shares or compensation.  See “Item 3. Legal Proceedings – Claims by Heirs of Former Shareholders.”  In addition, from time to time, we receive inquiries from non-medical heirs with respect to shares we had redeemed.

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

In the event that claimants acquire shares of our managed care subsidiary, TSS, at less than fair value, we will not be able to prevent dilution of the value of the Class B shareholders’ ownership interest in us to the extent that the net value received by such claimants exceeds the value of our outstanding shares of Class A common stock.  Finally, the anti-dilution protection afforded by the dual class structure may cease to be of further effect at any time because all remaining shares of Class A common stock may, at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted into shares of Class B common stock.  On November 12, 2015, the Company converted 1,426,721 shares of Class A common stock to Class B common stock.

Future sales of our Class B common stock, or the perception that such future sales may occur, may have an adverse impact on its market price.

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class B common stock to decline.  Either of these limits our future ability to raise capital through an offering of equity securities. As of December 31, 2015 there were 24,047,755 shares of Class B common stock and 950,968 shares of Class A common stock.  Our Class A common stock is no longer subject to contractual lockup; thus, such shares are freely tradable without restriction or further registration under the Securities Act by persons other than our ‘‘affiliates’’ within the meaning of Rule 144 under the Securities Act, although such shares will continue not to be listed on the NYSE and will not be fungible with our listed shares of Class B common stock.  All or any portion of our shares of Class A common stock may at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted to shares of Class B common stock.

Risks Related to Our Business

Our inability to contain managed care costs may adversely affect our business and profitability.

A substantial portion of our managed care revenue is generated by premiums consisting of monthly payments per member that are established by contracts with our commercial customers, ASES or CMS (for our Medicare Advantage plans), all of which are typically renewable on an annual basis.  If our medical expenses exceed our estimates, except in very limited circumstances or as a result of risk score adjustments for member acuity in the case of the Medicare Advantage products, we will be unable to increase the premiums we receive under these contracts during the then-current terms.  As a result, our profitability in any year depends, to a significant degree, on our ability to adequately predict and effectively manage our medical expenses related to the provision of managed care services through underwriting criteria, medical management, product design and negotiation of favorable provider contracts with hospitals, physicians and other health care providers.  The aging of the population and other demographic characteristics and advances in medical technology continue to contribute to rising health care costs.  Government-imposed limitations on Medicare reimbursement have also caused the private sector to bear a greater share of increasing health care costs.  Also, we have in the past and may in the future enter into new lines of business in which it may be difficult to estimate anticipated costs.  Numerous factors affecting the cost of managed care, including changes in health care practices, inflation, new technologies such as genetic laboratory screening for diseases including breast cancer, electronic recordkeeping, the cost of prescription drugs, clusters of high cost cases, changes in the regulatory environment including the implementation of ACA, may adversely affect our ability to predict and manage managed care costs, as well as our business, financial condition and results of operations.

Our inability to manage premium rates may adversely affect our business and profitability.

In addition to the challenge of managing managed care costs, we face pressure to contain premium rates.  Our customers may move to a competitor at policy renewal to obtain more favorable premiums.  Also, the Office of the Commissioner of Insurance of Puerto Rico may disapprove proposed rate increases in the individual and small business markets.  Future Medicare premium rate levels may be affected by continuing government efforts to contain medical expense or other budgetary constraints. CMS reduced Medicare Advantage plan rates for contract year 2016, largely due to the continued transitional phase-in required under the ACA to align Medicare Advantage benchmarks with the traditional fee-for-service Medicare. Continued changes in the Medicare Advantage program, including proposed changes to healthcare condition models used for premium determination and Star Rating programs, may lead to continued reductions in the amount of reimbursement, elimination of coverage for certain benefits, or reductions in the number of persons enrolled in or eligible for Medicare.  A limitation on our ability to increase or maintain our premium levels could materially adversely affect our business, financial condition and results of operations.

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

Our profitability is dependent upon our ability to contract on favorable terms with hospitals, physicians and other managed care providers. We face heavy competition from other managed care plans to enter into contracts with hospitals, physicians and other providers in our provider networks. Consolidation in our industry, both on the provider side and on the managed care side, only exacerbates this competition. In recent years some groups of providers have been pressing for legislation that would allow them to collectively negotiate certain contract terms through cooperatives.  As a result, Puerto Rico enacted legislation authorizing providers to negotiate collectively service fees through cooperatives, on a voluntary basis, with health insurance companies and other healthcare-related organizations. This legislation requires that the Puerto Rico Corporation for the Supervision and Insurance of Cooperatives adopt regulation that may have a material adverse effect in our business. To the extent collective negotiations with providers become mandatory or we otherwise are required to enter into collective negotiations with providers, we expect that maintaining or securing new cost-effective managed care provider contracts would become more difficult, which could result in a loss in membership or higher medical costs and could adversely affect our business.

We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.

Our managed care business participates in government contracts that generate a significant amount of our consolidated operating revenues, including:

•	Medicare: We provide services through our Medicare Advantage products pursuant to a limited number of contracts with CMS. These contracts generally have terms of one year and must be renewed each year. Each of our contracts with CMS is cancellable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if the process for bidding materially changes or if any of these contracts are terminated, our business could be materially impaired. During each of the years ended December 31, 2015, 2014 and 2013, contracts with CMS represented 39.4%, 47.6% and 47.0% of our consolidated premiums earned, net, respectively.

•	Commercial: One of our managed care subsidiaries is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico. Such coverage is provided pursuant to a contract with the OPM that is subject to termination in the event of noncompliance not corrected to the satisfaction of the OPM. During each of the years ended December 31, 2015, 2014 and 2013 premiums generated under this contract represented 5.6%, 7.2% and 7.0% of our consolidated premiums earned, net, respectively. The operating income generated under this contract represented 3.2%, 2.2% and 2.6% of our consolidated operating income during the years ended December 31, 2015, 2014 and 2013, respectively.

Under the commercial business, we also provide health coverage to certain employees of the Government of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans represented 3.3%, 5.8% and 6.4% of our consolidated premiums earned, net, respectively.

•	Medicaid: We participate in the government of Puerto Rico Health Reform Program (similar to Medicaid) to provide health coverage to medically indigent citizens in Puerto Rico. Under the current agreement, TSS offers healthcare services on a fully-insured basis to Medicaid subscribers in the Metro North and West regions. TSS is also responsible for providing medical, mental, pharmacy and dental healthcare services to Medicaid subscribers in the Service Regions on an at-risk basis. The agreement has a three-year term ending June 30, 2017. The current agreement with ASES contains certain termination rights for both TSS and ASES, including ASES’s right to terminate the agreement as a result of insufficient government funds to pay ASES’s obligations under the contract and TSS’s right to terminate the agreement within 45 days before the end of each fiscal year if TSS and ASES have not agreed to the per member per month rate. For the year ended December 31, 2015, operating income generated under our current agreement represented 38.8% of our consolidated operating income.

If any of these contracts is terminated for any reason, including by reason of any noncompliance by us, or not renewed or replaced by a comparable contract, our consolidated premiums and profitability earned could be materially adversely affected.  See also “Risks Relating to the Regulation of our Industry—As a Medicare Advantage program participant, we are subject to complex regulations.”

A change in our managed care commercial product mix may impact our profitability.

Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than ASO products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements.  There has been a trend in recent years among our Commercial customers of moving from fully-insured plans to ASO, or self-funded arrangements.  As of December 31, 2015 and 2014, 64 % and 68% of our managed care commercial customers, respectively, had fully insured arrangements and 36% and 32%, respectively, had ASO arrangements.  Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.

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

We are a party to license agreements with the BCBSA that entitle us to the exclusive use of the BCBS name and mark in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  These license agreements contain certain standards, requirements and restrictions regarding our operations and our use of the BCBS name and mark which may be modified in certain instances by the BCBSA. Changes to the terms of our license agreements may restrict various potential business activities.  Failure to comply with the standards, requirements and restrictions established could result in the termination of a license agreement.  Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution.  Upon termination of a license agreement, the BCBSA would impose a re-establishment fee upon us, which would allow the BCBSA to entitle another managed care company to use the BCBS name and marks in the service areas we currently serve.  This re-establishment fee is currently $98.33 per licensed enrollee.  If the re-establishment fee were applied to our total BCBS enrollees as of December 31, 2015, we would be assessed approximately $107.6 million by the BCBSA.

We believe that the BCBS name and mark are valuable identifiers of our products and services in the marketplace.  Termination of these license agreements, including modifications to the current term and conditions, could have a material adverse effect on our business, financial condition and results of operations. See “Item 1.   Business―Blue Cross and Blue Shield License” for more information.

Our ability to manage our exposure to underwriting risks in our life insurance and property and casualty insurance businesses depends on the availability and cost of reinsurance coverage.

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company.  We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity.  During 2015, 36.2%, or $48.7 million, of the premiums written in the property and casualty insurance segment and 5.4%, or $8.2 million, of the premiums written in the life insurance segment were ceded to reinsurers.  Total premiums ceded, on a consolidated basis, represent 2.2%, or $62.0 million of our premiums.  The premiums ceded and the availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time.  Any decrease in the amount of our reinsurance coverage will increase our risk of loss.  We may be unable to maintain our desired reinsurance coverage or obtain other reinsurance coverage in adequate amounts and at favorable rates.  If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.

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

Ratings assigned by A.M. Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico.  In 2015, A.M. Best maintained our property and casualty insurance subsidiary’s rating of “A-” (the fourth highest of A.M. Best’s 16 financial strength ratings) with a stable outlook.  A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors.  Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers.  A.M. Best reviews its ratings periodically and we may not be able to maintain our current ratings in the future.  A downgrade of our property and casualty subsidiary’s rating could severely limit or prevent us from writing desirable property business or from renewing our existing business.  The lines of business that property and casualty subsidiary writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings.

Significant competition could negatively affect our ability to maintain or increase our profitability.

We are subject to strong competition in each line of business in which we operate.  Competition in the insurance industry is based on many factors, including premiums charged, services provided, speed of claim payments and reputation.  This competitive environment has produced and will likely continue to produce significant pressures in our profitability. The industry in which we operate has unique characteristics that, if we are unable to manage adequately, may adversely affect our business, financial conditions and results of operations.  Some of the trends and characteristics related to the competition we face in our different lines of business include the following:

• The managed care market in Puerto Rico is mature.  According to the U.S. Census Bureau, Puerto Rico’s population decreased by 2.2% between 2000 and 2010; however, the national population rate grew 9.7% during the same period.  According to the US Census Bureau, the older population is an important and growing segment of the United States population.  Between 2000 and 2010, the population 65 years and older increased at a faster rate (15.1%) than the total U.S. population.  In Puerto Rico, for the same period, the population 65 years and older increased by 27.5%. As a result, in order to increase our profitability we believe that we must increase our membership in the Medicare Advantage program, increase market share in the commercial sector, improve our operating profit margins, make acquisitions or expand geographically.

• Local economy is stagnant.  Challenging economic conditions in Puerto Rico continue to produce conditions that are adverse to the generation of new sources of business in this segment.  As a result, insurance companies compete for the same customers through pricing, policy terms and quality of services.  Also, our industry is also subject to aggressive marketing and sales practices that target our current and prospective customers. We may not be successful in attracting and retaining our customers.

• Our industry is highly regulated.  Future legislation at the federal and local levels may also result in increased competition, especially in the managed care segment.  While we do not anticipate that any of the current legislative proposals of which we are aware would increase the competition we face, future legislative proposals, if enacted, might do so.

• Market concentration. Concentration in our industry has created an increasingly competitive environment, both for customers and for potential acquisition targets, which may make it difficult for us to grow our business.  The parent companies of some of our competitors are larger and have greater financial and other resources than we do.  We may have difficulty competing with larger companies, which can create downward price pressures on premium rates.

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

Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance requiring, among other things, to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed.  See “Risks Related to Our Business―Our insurance subsidiaries are subject to minimum capital requirements.  Our failure to meet these standards could subject us to regulatory actions.”  Our subsidiaries’ ability to make any payments to us will also depend on their earnings, the terms of their indebtedness, if any, and other business and legal restrictions.  Furthermore, our subsidiaries are not obligated to make funds available to us, and creditors of our subsidiaries have a superior claim to such subsidiaries’ assets.  Our subsidiaries may not be able to pay dividends or otherwise contribute or distribute funds to us in an amount sufficient for us to meet our financial obligations.  In addition, from time to time, we may find it necessary to provide financial assistance, either through subordinated loans or capital infusions to our subsidiaries that may adversely affect our financial condition.

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

We may not be able to retain our executive officers and other key personnel, and the loss of any one or more of these individuals and their expertise could adversely affect our business.

Our operations are highly dependent on the efforts of our senior executives and other key employees, each of whom are instrumental in developing and implementing our business strategy and forgoing our business relationships.  While we believe that we could find qualified replacements, the loss of the leadership, knowledge and experience of such key individuals could adversely affect our business.  Replacing our executive officers and other key personnel might be difficult or take an extended period of time because a limited number of individuals in the industries in which we operate have the breadth and depth of skills and experience necessary to successfully operate and expand our business. We do not currently maintain key-person life insurance on any of our executive officers.

Our business also is dependent on our ability to have qualified personnel in highly specialized areas, including actuarial, medical and financial professionals to successfully attain our financial and operational goals. In addition, in order to market our products effectively, we must continue to recruit, retain and establish relationships with qualified independent agents and brokers. Such independent agents and brokers are typically not exclusively dedicated to us and may frequently also market our competitors’ managed care products.  We face intense competition for the services and allegiance of independent agents and brokers.  Our inability to retain, attract and manage qualified employees, or independent agents and brokers that help us to maintain our current or increase our customers base, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, our insurance subsidiaries are subject to local laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain riskier investment categories, such as below-investment-grade fixed income securities, mortgage loans, and real estate and equity investments, among others, which could generate higher returns on our investments. Notwithstanding, the Insurance Code of Puerto Rico requires insurers to invest an amount equal to no less than half of the insurer’s required capital in Puerto Rico Securities. Since February 2014, the credit ratings of bonds issued by the Government of Puerto Rico and most of Puerto Rico public corporations have been downgraded to below-investment grade. As a result, on March 2014, the Puerto Rico Legislative Assembly enacted legislation allowing insurance companies to hold investments that were acquired at an investment grade rating but subsequently downgraded below-investment grades for period not exceeding three years from the date of acquisition. This legislation also authorizes the Commissioner of Insurance, upon an insurer’s request, to provide a three-year extension of the holding period, or an exemption to dispose of the downgraded investment. As of December 31, 2015, the Company’s insurance subsidiaries, on a consolidated basis, hold approximately $9.4 million in bonds issued by the Government of Puerto Rico and its instrumentalities that are currently graded at below-investment grade. The Insurance Code requirement that insurers invest in Puerto Rico securities may affect our ability to invest in other securities with a higher investment credit rating, the overall value of our investment portfolio and our financial condition. If we fail to comply with these laws and regulations, any investments exceeding regulatory limitations would be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital and may adversely affect our financial condition and results of operations.

Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.

We are exposed to geographical risk because our principal lines of business are concentrated in Puerto Rico.  We are also exposed to government risk due to our contract with ASES in connection with the government health plan as well as for other business we engage in with the Government of Puerto Rico and its instrumentalities.

Puerto Rico’s gross national product contracted in real terms in every year between fiscal years 2007 and 2014 (inclusive), with the exception of fiscal year 2012. Puerto Rico’s fiscal year begins on July 1 and ends on June 30 of the following year. According to the Planning Board, for fiscal years 2015 and 2016, gross national product is projected to decrease by 0.9% and 1.2% in constant dollars. This persistent contraction or minimal growth has had an adverse effect on employment and tax revenues, and has significantly contributed to central government budget deficits.  Factors that can adversely affect Puerto Rico’s ability to increase the level of economic activity include the high cost of energy, lack of access to credit markets, the loss of patent protection of several products manufactured in Puerto Rico and global economic and trade conditions.

The weakness of Puerto Rico’s economy has adversely affected employment.  Total employment in Puerto Rico decreased from 1,244,425 to 990,113 from fiscal year 2007 to fiscal year 2015.  A reduction in total employment began in the fourth quarter of fiscal year 2007 and has continued consistently through fiscal year 2015 due to the current recession and the fiscal adjustment measures implemented by the government.  According to the Household Survey, during fiscal year 2015, total employment fell by 0.5% when compared to the prior fiscal year, and the unemployment rate averaged 13.0% compared to 14.3% for the prior fiscal year.  Furthermore, for the first quarter of fiscal year 2016, total employment decreased by 2.7% with respect the first quarter of fiscal year 2015.

The Government of Puerto Rico  is experiencing a profound fiscal crisis resulting from persistent and significant budget deficits, a high debt burden, the continuing economic contraction and lack of access to the capital markets, among other factors.  Budget deficits were historically covered with bond financings, loans from the Government Development Bank for Puerto Rico (“GDB”) and extraordinary one-time revenue measures.

Since February 2014, the credit ratings of the Puerto Rico government’s general obligation bonds and guaranteed bonds, as well as the ratings of most of the Puerto Rico public corporations, have been downgraded (more than once in most cases) to non-investment grade by Moody’s, S&P, and Fitch Ratings (“Fitch”), thus limiting the Government’s ability to finance future budget deficits.  The continued weakness of the Puerto Rico economy, liquidity constraints and market access were generally cited as the reasons for the downgrades.

Despite various measures that have been undertaken by the current and previous administrations to grow the economy, reduce government expenses, and increase revenues, Puerto Rico’s economy continues to shrink and the government has been unable to achieve a balanced budget.  On June 29, 2015 the Governor of Puerto Rico, Alejandro García-Padilla announced that the Government had no choice but to seek to renegotiate its debt with the goal of achieving a more sustainable debt service, and that if it was unable to do so the Island could default on its debt.

In response to the fiscal crisis, the Government has enacted several revenue raisings and expense reduction measures, the principal on on the revenue side being an increase in the rate and scope of the sales and use tax.  On July 2015, Puerto Rico enacted legislation increasing the aggregate sales and use tax rate from 7% to 11.5%, effective in July 1, 2015, and imposing a 4% sales and use tax payable to the Puerto Rico Department of the Treasury on certain services previously covered by the business to business exemption and designated professional services, effective October 1, 2015.  The legislation also provided for the replacement of the current tax structure with an aggregate value added tax of 10.5% to be effective on April 1, 2016. See “Item 1. Business—Risk Relating to Taxation—Legislative and other measures that may be taken by Puerto Rico governmental authorities could materially increase our tax burden”.

On June 28, 2014, Puerto Rico enacted Act 71-2014, known as the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”). In light of the general inapplicability of Chapters 9 and 11 of the United States Bankruptcy Code to Puerto Rico public corporations, the Recovery Act is intended to provide a legal process governing the enforcement and restructuring of the debts and other obligations of these types of government entities.  The Recovery Act specifically excludes the government of Puerto Rico and COFINA (which senior lien bonds comprise the majority of the Company’s Puerto Rico exposure) from its application.  However, the Puerto Rico Health Insurance Administration, our counterparty in connection with the services provided under the Government Health Plan, may seek relief under the Recovery Act.  As a result of the enactment of the Recovery Act, the rating agencies further downgraded Puerto Rico’s credit rating and that of the majority of its public corporations.

During June and July 2014, certain holders of bonds issued by Puerto Rico Electric Power Authority (“PREPA”) and an investment manager, on behalf of funds that own PREPA bonds, filed a lawsuit in the United States District Court for the District of Puerto Rico seeking a declaratory judgment that the Recovery Act violates multiple provisions of the United States Constitution. On February 6, 2015, the District Court entered judgment that the Recovery Act is preempted by the federal Bankruptcy Code and is therefore void pursuant to the Supremacy Clause of the United States Constitutions.  The Government filed an appeal before the United States Court of Appeals for the First Circuit. On July 6, 2015, a three-judge panel of the Court of Appeals upheld the judgement of the District Court holding that the Recovery Act is unconstitutional.  On August 21, 2015, the Government filed a petition for writ of certiorari before the United States Supreme Court.

On October 16, 2015, the Governor presented a plan to the legislature to establish a Fiscal Oversight and Economic Recovery Board. This independent body would have fiscal oversight authority over the Government and its instrumentalities and would ensure compliance with the Fiscal and Economic Growth plan. Several media also reported a restructuring plan where creditors would exchange their holdings for a “super bond”, which would be secured by a claim on unspecified dedicated tax revenues and administered by the U.S. Treasury department. Both plans may however present legal and/or political challenges.

On December 1, 2015, the Government paid interest and principal on Government Development Bank bonds, which were partially guaranteed by the Government. In addition, the Governor signed an executive order to redirect certain revenues of several public corporations to pay debt issued or guaranteed by the Government. This claw back implies seniority of General Obligation bonds over certain credits, but at this point the position of Cofina compared to General Obligations is unclear.

On December 4, 2015, the U.S. Supreme Court decided it would review the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (“the Recovery Act”), which was previously ruled unconstitutional by the U.S. District Court of Puerto Rico. The Recovery Act would allow certain public agencies to restructure their debt and restoring this law would give the Government additional leverage in the negotiation with creditors. The Supreme Court is expected to hear the appeal in the second quarter of 2016.

On December 9, 2015, Democrats in the U.S. Senate called for a unanimous consent vote on the Puerto Rico Chapter 9 bankruptcy bill, but it has stalled for lack of Republican support. However, Republican Senate Committee chairs filed a bill to direct up to $3 billion to the Government through a new authority that would oversee the Puerto Rico budget and could borrow on its behalf. Additionally, a bill was introduced by a member of the House Financial Services committee, which would allow Puerto Rico access to Chapter 9, but it would have to agree to oversight by an independent Financial Stability Council.

On December 18, 2015, the U.S. omnibus spending bill for fiscal year 2016 was approved by the U.S. Senate, but lacked significant assistance for the Government and did not extend Chapter 9 bankruptcy protection. However, the bill did include two health care provisions for Puerto Rico related to the Medicare program: hospitals would receive the same base rate for each discharged patient as in the U.S. states and hospitals would receive bonus payments for the meaningful use of electronic health records.

On January 1, 2016, the Government missed payments on $35.9 million Puerto Rico Infrastructure Financing Authority debt and on $1.4 million Public Finance Corporation debt. On the same day, all other debt service payments due were made, including those on General Obligation and Cofina bonds.

On January 18, 2016, an updated Fiscal and Economic Growth Plan (“FEGP”) was released, indicating a worsening financial situation and increased estimates of how much the Government will fall short of being able to make debt payments. A ten-year projection in the FEGP estimates a $23.9 billion financing gap.

Continued weakness in Puerto Rico’s economy or the failure of the Puerto Rican government to manage its fiscal problems in an orderly manner could have an adverse effect on our insured customers, which may require to forego insurance coverage or scale back on the amount of insurance coverage purchased.   In turn, if this trend continues or worsens, our results of operations or financial condition may be adversely impacted.

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

Our information systems and applications require an ongoing commitment of significant resources to maintain, upgrade and enhance existing systems and develop new systems in order to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, compliance with legal requirements (such as a new set of standardized diagnostic codes, known as ICD-10), and changing operational needs. In addition, we may from time to time obtain significant portions of our systems-related or other services or facilities from independent third parties, which may make our operations vulnerable to such third parties’ failure to perform adequately.  If we are unable to comply with ICD-10 requirements, or to maintain effective and efficient information systems, or our failure to efficiently and effectively consolidate our information systems to eliminate redundant or obsolete applications, could have a material adverse effect on our business, financial condition and results of operations.  If the information we rely upon to run our business were found to be inaccurate or unreliable or if we fail to maintain our information systems and data integrity effectively we could suffer from, among other things, operational disruptions, such as the inability to pay claims or to make claims payments on a timely basis, have problems in determining medical cost estimates and establishing appropriate pricing and reserves, loss of members, and difficulty in attracting new members, regulatory problems, increases in operating expenses or suffer other adverse consequences.

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

We face risks related to litigation.

We are subject to a variety of legal actions that affect any business, such as employment and employment discrimination-related suits, employee benefit claims, breach of contract actions, tort claims and intellectual property-related litigation.  In addition, because of the nature of our business, we are subject to a variety of legal actions relating to our business operations, including the design, management and offering of our products and services, claims relating to the denial of benefits or coverage, medical malpractice actions, medical malpractice actions, allegations of anti-competitive and unfair business activities, provider disputes, broker and agent disputes, and claims by regulatory actions by agencies for non-compliance, among others.  Legal proceedings are inherently unpredictable and we cannot ascertain their outcome. We have insurance to cover liabilities relating to litigation; however, insurance coverage may not be sufficient to cover any such liability or our insurers could deny or dispute coverage.  Results of regulatory actions could require us to change our business practices and may affect our profitability. Substantial liability relating to legal or regulatory actions could adversely affect our cash flow, results of operations, and financial conditions.  See “Item 3. Legal Proceedings.”

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

If we do not effectively manage the growth of our operations and our acquisitions, we may not be able to achieve our profitability targets.

Our growth strategy includes enhancing our market share in Puerto Rico, entering new geographic markets, introducing new insurance products and programs, further developing our relationships with independent agencies or brokers and pursuing acquisition opportunities.  Our growth strategy exposes us to additional risks, including our ability to:

•	identify profitable growth opportunities in current and additional markets;

•	transact successful acquisitions, capital investments and other growth initiatives;

•	determine the correct value of assets and investments;

•	implement adequate pricing and operational structure, including underwriting and claim management processes;

•	design attractive and profitable insurance and health products and services;

•	recruit required personnel for expanded operations, including officers, agents, brokers, medical providers, and other key personnel;

•	obtain regulatory permission required to operate in other jurisdictions or lines of business;

•	comply with regulatory requirements;

•	integrate acquired business to our operations, including integration of information technology, management and personnel, and administrative systems;

•	create the expected return over time; and

•	Implement new, or modify existing internal monitoring and control systems.

Additionally, our management and other key personnel may expend considerable time and effort which may distract them from their core activities. We may face risk associated to unknown or unidentified liabilities resulting from our investments or acquisitions. We may also be subject to changes in trade protection laws, policies and measures, and other regulatory requirements affecting our business, including the Foreign Corrupt Practices Act and laws prohibiting corrupt payments. Deterioration of social, political, labor or economic conditions in a specific country or region and difficulties in managing foreign operations may also adversely affect our operations or financial results.  Also, fluctuations in foreign currency rates could affect our financial results.

If our goodwill or intangible assets become impaired, it may adversely affect our financial condition and future results of operations.

As of December 31, 2015 we had approximately $25.4 million and $6.6 million of goodwill and intangible assets recorded on our balance sheet, primarily related to the TSA acquisition, that represent 1.4% of our total consolidated assets and 3.8% of our consolidated stockholders’ equity.  If we make additional acquisitions it is likely that we will record additional goodwill and intangible assets on our consolidated balance sheet.

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

Any future evaluations requiring an impairment of our goodwill and other intangible assets could adversely affect our results of operations and stockholders’ equity in the period in which the impairment occurs.  A material decrease in stockholders’ equity could, in turn, negatively impact our debt ratings or potentially impact our compliance with existing debt covenants.

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

Legislative and other measures that may be taken by Puerto Rico governmental authorities could materially increase our tax burden.

In July 2015, Puerto Rico enacted legislation increasing the aggregate sales and use tax rate from 7% to 11.5% (10.5% payable to the Puerto Rico Department of the Treasury (the “Central Government SUT”) and 1% payable to the municipality (the “Municipal SUT”)) and imposing a 4% sales and use tax payable to the Puerto Rico Department of the Treasury on certain services previously covered by the business to business exemption and designated professional services. The increase from 7% to 11.5% became effective in July 1, 2015 and the 4% tax became effective October 1, 2015. The legislation also provided for the replacement of the current Central Government SUT structure with an aggregate value added tax of 10.5% to be effective on April 1, 2016. Under this valued added tax structure, municipalities will continue to have the authority to impose the Municipal SUT pursuant to the existing sales and use tax rules. The implementation of the value added tax will be completed on June 1, 2016. The Puerto Rico Department of the Treasury is working on the guidelines for the transition to the value added tax structure. Under the approved legislation neither the sales and use tax nor the value added tax apply to Medicare and Medicaid services. However, as part of the implementation of this legislation, the Puerto Rico Department of the Treasury is authorized and expected to enact implementing regulations that may include the Department’s interpretation of many aspects of the law. As a result, the Company is currently unable to fully ascertain the impact of this legislation or the impact that any future implementing regulation may have on our business or financial results.  Moreover, in light of Puerto Rico’s current fiscal and economic challenges, it is uncertain whether further tax-related legislation affecting the heath care or insurance industry may be enacted in an effort to increase Puerto Rico’s tax revenues.  Any increase in the amount of taxes we pay and the taxation of the customers we serve may have a material adverse effect to our financial condition, results of operations and cash flows.

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

The ACA provides comprehensive changes to the U.S. health care system, which are being phased in at various stages through 2018.  The legislation imposes an annual insurance industry assessment of $8 billion in 2014, which will increase to $14.3 billion by 2018, with increasing annual amounts thereafter based on premium growth.  Such assessment may not be deductible for income tax purposes.  If the cost of the federal premium tax is not included in the calculation of our rates, or if we are unable to otherwise adjust our business model to address this new tax, our results of operations, financial position and liquidity may be materially adversely affected.  Also, health plans serving the individual market are subject to the guaranteed issue provisions under which the plans are required to issue coverage to individuals without regard to their health status of pre-existing conditions, which could lead to adverse selection by consumers.  On July 16, 2014, the Department of Health and Human Services sent a letter or the Commissioner of Insurance of Puerto Rico notifying that guarantee issue provisions under ACA are not applicable to U.S. territories. However, on July 22, 2013, similar guarantee issue and other market reforms provisions were enacted in Puerto Rico as part of amendments made to the Health Insurance Code of Puerto Rico. Although the Puerto Rico legislature is considering additional legislation to provide insurance companies more flexibility to comply with the additional requirements enacted in 2013, it is uncertain whether such legislation will in fact be enacted or the effect of any such additional legislation may have on our business. If we are unable to adapt our premium structure to address the guaranteed issue requirement, our results of operations, financial position and liquidity may be materially adversely affected.

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

Although we believe the legislation may provide us with significant opportunities to grow our business, the  implementation of enacted reforms, such as the continued cuts in the effective Medicare Advantage rates applicable to our plans which are expected to be phased in for our plans through 2017, and the expected sunset in 2019 of the additional federal funding of Medicaid granted to Puerto Rico and the other US Territories  under ACA, as well as future regulations and legislative changes, may in fact have a material adverse effect on our results of operations, financial position or liquidity.  If we fail to effectively implement our operational and strategic initiatives with respect to the implementation of health care reform, or do not do so as effectively as our competitors, our business may be materially adversely affected.

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

Under CMS regulations to implement certain ACA requirements that became effective on June 1, 2012, CMS has the authority not to renew our contracts beginning in 2015 based solely on the Star Ratings of our Medicare Advantage plans if their respective ratings do not achieve 3.0 or more stars (out of 5.0 stars) for at least one of the three consecutive contract years.  See the subcaption “Federal regulations” in Item 1 of this annual report on Form 10-K for detailed information of the Stars Ratings. By memorandum to select Medicare Advantage organizations and Part D plans dated September 8, 2014, CMS stated that it would not exercise its discretionary authority to terminate contracts held by a Medicare Advantage organization or Part D plan on this basis for 2015.  However, CMS indicated that it does intend to exercise this authority to terminate contracts at the end of 2015 with any Medicare Advantage or Part D plan that does not meet this Star Rating requirement with respect to contract year 2016.

Historically, the TSA plans have received annual Star Ratings of 3.0 or more stars.  CMS provides a quality bonus to plans with Star Ratings of 3.5 or more. As of December 31, 2015, TSA’s HMO plan achieved 3.0 stars and TSA’s PPO plan achieved 3.5 stars.

We are devoting the resources and management attention we believe necessary to improve our Star Ratings of all our plans in order to avoid termination, but may not be successful in maintaining TSA plans’ Star Ratings at 3.0 stars or higher.  Our failure to achieve Star Ratings of 3.0 or higher for each of our Medicare Advantage plans, or to otherwise improve our administration of these plans, would jeopardize our ability to attract and retain members in these plans, as well as our ability to continue to participate in these federal programs and to successfully bid for future CMS contracts in these programs.

The Company is subject, and will likely continue to be subject, to audits from CMS in connection with the Medicare Advantage contracts. CMS audit may review the effectiveness of multiple matters, including the performance of the benefit administration, coverage determinations, process of appeals and grievances, dismissals, oversight of agents and brokers, and enrollment process.  CMS may impose civil monetary penalties as a result of their findings or require changes to our business practices that may adversely affect our profitability. CMS may also terminate any of our Medicare Advantage contracts if it determines that any of these plans has failed to substantially carry out the contract or is carrying out the contract in a manner that is inconsistent with the efficient or effective administration of the Medicare Advantage program.  Compliance with CMS requirements may require us to divert resources that may affect the results of our operations and financial condition. Any termination or non-renewal of our Medicare Advantage plans would have a material adverse effect on our business and financial results.

We may be subject to government audits, regulatory proceedings or investigative actions, which may find that our policies, procedures, practices or contracts are not compliant with, or are in violation of, applicable healthcare regulations.

Federal, Puerto Rico, and Costa Rica government authorities, including but not limited to the Commissioner of Insurance, ASES, CMS, the OIG, the Office of the Civil Rights of HHS, the U.S. Department of Justice, the U.S. Department of Labor, and the OPM, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations.  In addition, beginning in Medicare contract year 2016, CMS will have the right to require Medicare Advantage plan sponsors such as us to hire an independent auditor, working in accordance with CMS specifications, to validate if the deficiencies that were found during a CMS full or partial program audit have been corrected and provide CMS with a copy of the audit findings.  If, in the future, we were required by CMS to hire an independent auditor, such audit would entail direct costs to us, in addition to potential penalties in the event of negative audit findings.  We may also become the subject of non-routine regulatory or other investigations or proceedings brought by these or other authorities, and our compliance with and interpretation of applicable laws and regulations may be challenged.  In addition, our regulatory compliance may also be challenged by private citizens under the “whistleblower provisions” of applicable laws.  The defense of any such challenge could result in substantial cost, diversion of resources, and a possible material adverse effect on our business.

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

We are subject, and will likely continue to be subject, to regulatory audits and investigations relating to our compliance with HIPAA and other related privacy requirements. On November 25, 2015, we entered into a resolution agreement with the U.S. Department of Health and Human Services and the Office of Civil Rights (“OCR”) in connection with investigations being conducted by OCR involving privacy incidents at our managed care business. Also, on November 25, 2015, we entered into a settlement agreement with ASES in connection with privacy incidents relating to beneficiaries of the government health plan. See, “Item 3. Legal Proceedings–Unauthorized Disclosure of Protected Health Information” for more information.

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

On February 19, 2016, CMS notified various proposals that may increase certain payments made to plans in Puerto Rico, including a revised risk adjustment model, an increase in payments made to hospitals in Puerto Rico, changes in the Star Rating program, among other, and establishing a low income subsidy indicator for Puerto Rico, among others.  However, it is uncertain whether any of CMS’s proposals will be implemented or, if implemented, the effect in our Medicare Advantage business.

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

CMS may make changes to the manner in which it determines risk adjustment payments.  As a result of the risk adjustment process and CMS’s ability to modify the manner in which it applies such risk adjustments, it is difficult to predict with certainty our future revenue or profitability.  In addition, our own risk scores for any period may result in favorable or unfavorable adjustment to payment from CMS and our Medicare payment revenue.  On February 19, 2016, CMS notified it is proposing a revised risk adjustment model that may increase the payments made to plans that enroll full benefit dually eligible enrollees.  However, it is uncertain whether this proposal will be implemented or, if implemented, the effect in our Medicare Advantage segment.

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

The Sequestration Transparency Act of 2012 (P.L. 112-155) requires the President of the United States  to submit to Congress a report on the potential sequestration triggered by the failure of the Joint Selective Committee on Deficit Reduction to propose, and Congress to enact, a plan to reduce the deficit by $1.2 trillion, as required by the Budget Control Act of 2011. Under the sequestration, automatic spending cuts became effective beginning April 1, 2013, and, following passage of the Bipartisan Budget Act of 2015, these cuts have been extended through at least 2025 unless additional Congressional action is taken.  This resulted in cuts of 2% to Medicare funding.  Medicaid programs are not subject to automatic spending cuts. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We cannot predict whether Congress will take any action to change the automatic spending cuts.  Further, we cannot predict how states will react to any changes that occur at the federal level.

If we are deemed to have violated the insurance company change of control statutes in Puerto Rico, we may suffer adverse consequences.

We are subject to change of control statutes applicable to insurance companies.  These statutes regulate, among other things, the acquisition of control of an insurance company or a holding company of an insurance company.  Under these statutes, no person may make an offer to acquire or to sell the issued and outstanding voting stock of an insurance company, which constitutes 10% or more of the issued and outstanding stock of an insurance company, or of the total stock issued and outstanding of a holding company of an insurance company, or solicit or receive funds in exchange for the issuance of new shares of the holding company’s or its insurance subsidiaries’ capital stock, without the prior approval of the Commissioner of Insurance.  Our amended and restated articles of incorporation (the articles) prohibit any institutional investor from owning 10% or more of our voting power and any person that is not an institutional investor from owning 5% or more of our voting power.  We cannot, however, assure you that ownership of our securities will remain below these thresholds.  To the extent that a person, including an institutional investor, acquires shares in excess of these limits, our articles provide for the Company to take certain actions, including refusing to give effect to a transfer or instituting proceedings to enjoin or rescind a transfer, in order to avoid a violation of the ownership limitation in the articles.  If the Commissioner of Insurance determines that a change of control has occurred, we could be subject to fines and penalties, and in some instances the Commissioner of Insurance would have the discretion to revoke our operating licenses.

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

Our articles and bylaws have anti-takeover effects and may delay, defer or prevent a takeover attempt that our shareholders might consider to be in their best interests.  In particular, our articles and bylaws:

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

We own a seven story building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, and two adjacent buildings, as well as the adjoining parking lot.  In addition, we own five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico.  We also own land and a multi-segment customer service center in the municipalities of Mayagüez and Ponce, Puerto Rico.  In addition to the properties described above, we or our subsidiaries are parties to operating leases that are entered into in the ordinary course of business.  In addition, through a health clinic in which we have a controlling interest, we own land and a two-story medical facility in the municipality of Bayamón.  These properties are subject to liens under our credit facilities. In connection with our entrance to the Costa Rican market, we acquired a two-story building located in the city of San José, Costa Rica.  See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”.

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

Our business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company’s compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.

As of December 31, 2015, we are involved in various legal actions arising in the ordinary course of business. We are also defendants in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although we believe our estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.  The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any.  Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material adverse effect on the consolidated financial condition, operating results and/or cash flows of the Company.

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

Claims by Heirs of Former Shareholders

The Company and TSS are defending nine individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 124 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper.

In one of these cases, entitled Vera Sánchez, et al, v. Triple-S, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law. The Puerto Rico’s Court of First Instance dismissed the claim and determined it was time barred under the local securities law. On January 27, 2012, the Puerto Rico Court of Appeals upheld the dismissal. On October 1, 2013, the Puerto Rico Supreme Court reversed the dismissal, holding that the two-year statute of limitations contained in the local securities law did not apply and returning it to the Court of First Instance. After returning to the Court of First Instance, the parties have been conducting discovery. On December 16, 2015, the Company filed a motion for summary judgement.

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

The fourth case, entitled Montilla López, et al, v. Seguros de Servicios de Salud, et al, was filed on November 29, 2011. The Company filed a motion to dismiss on the grounds that the claim is time barred under the local securities laws, which was denied by the court on January 24, 2013.  After two amendments to plaintiff’s complaint, the Company filed its response on June 13, 2013.  A status conference is scheduled for May 24, 2016. Discovery is ongoing.

The fifth case, entitled Cebollero Santamaría v. Triple-S Salud, Inc., et al, was filed on March 26, 2013, and the Company filed its response on May 16, 2013. On October 29, 2013, the Company filed a motion for summary judgment on the grounds that the claim is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies and, in the alternative, that plaintiff failed to state a claim for which relief can be granted, which was denied by the court.  On November 2, 2015, the Company filed a petition of Writ of Certiorari with the Puerto Rico Court of Appeals, which was denied on March 8, 2016. On March 23, 2016, the Company filed a request for reconsideration to its petition of Writ of Certiorari with the Puerto Rico Courts of Appeals. Discovery is ongoing.

The sixth case, entitled Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al, was filed on April 16, 2013 and the Company filed its response on June 21, 2013. After several pleas, including a motion to dismiss filed by the Company, plaintiff amended their complaint. On November 5, 2013, the Company moved to dismiss the first amended complaint. On May 16, 2014, plaintiffs filed a motion for summary judgment, which the Company opposed on May 28, 2014. On June 16, 2014, the court ordered plaintiffs to file a memorandum of law and struck plaintiff’s motion for summary judgment. On September 18, 2014, the court denied our motion to dismiss the amended complaint. On September 29, 2014, the Company filed a motion for reconsideration, which was denied by the court on November 4, 2014.  On December 4, 2014, the Company filed a petition of Writ of Certiorari with the Puerto Rico Court of Appeals, which was denied on April 1, 2015.  A pretrial hearing is scheduled for June 16, 2016. Discovery is ongoing.

The seventh case, entitled Allende Santos, et al, v. Triple-S Salud, et al, was filed on March 28, 2014. On July 2, 2014, the Company filed its response. A status conference is scheduled for May 19, 2016. Discovery is ongoing.

The eighth case, entitled Gallardo Mendez, et al, v. Triple-S Management Corporation, was filed on December 30, 2014.  On March 13, 2015, the Company filed a motion to dismiss.  After an extension of time granted by the court, plaintiff did not file an opposition.  Therefore, on June 16, 2015, the court deemed our motion to dismiss unopposed. We are awaiting the court’s ruling on the Company’s motion to dismiss and further proceedings.

The ninth case, entitled Ruiz de Porras, et al, v. Triple-S Salud, Inc., was filed on January 7, 2016. The Company is in the process to file its response.

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

Plaintiffs seek the reimbursement of funds for the class amounting to $406.6 million, treble damages under RICO, and equitable relief, including a permanent injunction and declaratory judgment barring defendants from their alleged conduct and practices, along with costs and attorneys’ fees. Discovery has been completed.

Since 2011, TSP has been defending this claim and, jointly with other defendants, has filed several pleas in connection with the certification of the class and the dismissal of the claim. On December 17, 2015, other three defendants filed a joint motion informing the court that said defendants are conducting negotiations to settle the claim and requested a 60-day period in other to continue the negotiations.  Subsequently, the term to continue negotiations was extended until March 17, 2016.

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the Blue Cross Blue Shield Association (BCBSA) in a multi-district class action litigation filed on July 24, 2012 that alleges that the exclusive service area (ESA) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama. Prior to centralization, motions to dismiss were filed by several plans, including TSS. The parties have filed several pleas and presented their position in argumentative hearings before the court in connection with the motion to dismiss, which was ultimately dismissed without prejudice by the court.   Also, on April 6, 2015, plaintiffs filed suit in the United States District Court of Puerto Rico, which we believe does not preclude TSS’ jurisdictional arguments. Discovery is ongoing. The Company has joined BCBSA in vigorously contesting these claims.

Claims Relating to the Provision of Health Care Services

TSS is defendant in several claims for collection of monies in connection with the provision of health care services. Among them are individual complaints filed before ASES by six community health centers alleging TSS breached their contracts with respect to certain capitation payments and other monetary claims. Such claims have an aggregate value of approximately $9.6 million. Discovery is ongoing, and given their early stage, the Company cannot assess the probability of an adverse outcome or the reasonable financial impact that any such outcome may have on the Company. TSS believes many of these complaints are time-barred and will continue to conduct a vigorous defense.

On June 5, 2014, ASES initiated an administrative hearing against TSS moved by a primary medical group for alleged outstanding claims related to services provided to Medicaid beneficiaries from 2005 to 2010, totaling approximately $3.0 million. On June 19, 2014, TSS filed its response.  On June 25, 2014, the hearing officer ordered the parties to file a joint working plan and schedule, which the parties are executing.  Discovery has been completed and the parties are awaiting further proceedings.

On April 17, 2015, ASES notified the Company of a complaint from a medical service provider demanding payment amounting to $5.1 million.  Claimant alleges that TSS did not pay the claims, paid them incorrectly, or recovered payments from the provider for which TSS did not have the right. TSS answered the complaint and counterclaimed.  The parties are conducting meetings to assess the possibility to resolve this matter outside the administrative forum.  TSS denies any wrongdoing and will continue to defend this matter vigorously.

Regulatory Matters

Our business is subject to review by regulators in Puerto Rico, U.S. Virgin Islands, British Virgin Islands, Anguilla and Costa Rica. Also, our Medicare and Medicaid segments are subject to the review of federal regulatory authorities. These regulatory authorities conduct regular reviews of many aspects of our business, including, but not limited to, legal and regulatory compliance, business practices, privacy issues, delivery of services, among others.  These reviews could result in fines or other sanctions being imposed on us or may require us to adopt corrective action plans or changes in our practices.  Also, they could have a material adverse effect on our reputation and business, including mandatory disclosure to the media, significant increases in the cost of managing and remediating incidents and material fines, contract termination, penalties and litigation awards, among other consequences, any of which could have a material and adverse effect on our results of operations, financial position and cash flows.

As reported in the Company’s Current Report on Form 8-K, dated November 25, 2015, on November 20, 2015, the Company entered into a Resolution Agreement with HHS and OCR (the “Resolution Agreement”) to settle all incidents being investigated by OCR up to the date of execution of the Resolution Agreement. As part of the Resolution Agreement, the Company agreed to pay $3.5 million, without admitting any liability, implement a three year corrective action plan, and comply with other terms and conditions. The foregoing summary of the terms and conditions of the Settlement Agreement is subject to, and qualified in its entirety by the full text of the Settlement Agreement included as Exhibit 10.23 filed with this Annual Report on Form 10-K.

On November 20, 2015, the Company also reached a settlement agreement with ASES (the “ASES Settlement Agreement”) related to any and all privacy related incidents reported to ASES up to the date of execution of the ASES Settlement Agreement. As part of the ASES Settlement Agreement, the Company did not admit any liability and agreed to pay ASES $1.5 million in full accord and satisfaction and settlement of any and all reported incidents. The foregoing summary of the terms and conditions of the ASES Settlement Agreement is subject to, and qualified in its entirety by the full text of the ASES Settlement Agreement included as Exhibit 10.22 filed with this Annual Report on Form 10-K.

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

On July 2, 2014, ASES notified TSS that the results of an audit conducted in connection with the government health plan contract for several periods between October 2005 to September 2013, reflected overpayment of premiums made to TSS pursuant to prior contracts with ASES in the amount of $7.9 million. The alleged overpayments were related to duplicated payments or payments made for deceased members, and requested the reimbursement of the alleged overpayment. TSS contends that ASES request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES, and that ASES, under the terms of the contracts, was responsible for certifying the membership.  On March 24, 2015, the court ruled that the scope of the 2011 settlement agreement did not preclude ASES from recovering “future claims” including the alleged improper payments. After the denial of a subsequent motion for reconsideration and a petition for a Writ of Certiorari by the Puerto Rico Court of Appeals, on January 21, 2016, TSS filed a petition of a Writ of Certiorari with the Supreme Court of Puerto Rico.  TSS also amended its claim to include the Puerto Rico Health Department (PRHD), as it asserts the PRHD is an indispensable party for the resolution of this matter.  With this amendment, TSS seeks payment of approximately $5.0 million as, if ASES’s allegations are considered correct, premiums paid to TSS should have been higher than what ASES actually paid given the additional risk assumed by TSS.   The Company will continue to conduct a vigorous defense of this matter.

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

The following table presents high and low closing prices of our Class B common stock for each quarter of the years ended December 31, 2015 and 2014:

	High	Low
2015
First quarter	$25.01	$18.38
Second quarter	26.40	18.72
Third quarter	24.63	17.69
Fourth quarter	26.50	18.17
2014
First quarter	$20.00	$15.15
Second quarter	18.00	14.98
Third quarter	19.98	17.24
Fourth quarter	24.96	18.46

On March 24, 2016 the closing price of our Class B common stock on the NYSE was $24.70.

Holders

As of March 3, 2016, there were 950,968 and 23,681,855 shares of Class A and Class B common Stock outstanding, respectively.  The number of our holders of Class A common stock as of March 3, 2016 was 781.  The number of our holders of Class B common stock as of March 3, 2016 was 6,290.

Dividends

Subject to the limitations under Puerto Rico corporation law and any preferential dividend rights of outstanding preferred stock, of which there is currently none outstanding, holders of common stock are entitled to receive their pro rata share of such dividends or other distributions as may be declared by our board of directors out of funds legally available therefore.

Our ability to pay dividends is dependent on cash dividends from our subsidiaries.  Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us.  In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing.  Please refer to “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restriction on Certain Payments by the Corporation’s Subsidiaries”.  Also, see note 18 of the audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.

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

Securities Authorized for Issuance Under Equity Compensation Plan

See note 21 of the audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.

Performance Graph

The following graph compares the price performance of our Class B common stock for the period from January 1, 2011 through December 31, 2015, with the price performance over such period of (i) the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s Managed Health Care Index (the “S&P MHC Index”).  The comparison assumes an investment of $100 on January 1, 2011 in each of our Class B common stock, the S&P 500 Index, and the S&P MHC Index.  The performance graph is not necessarily indicative of future performance.

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

Ticker	Name	1/3/2011	12/30/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
GTS US Equity	TRIPLE-S MANAGEMENT CORP	100.00	102.09	94.19	99.13	121.93	121.93
SPX Index	S&P 500 INDEX	100.00	98.88	112.13	145.33	161.88	160.70
S5MANH Index	S&P MHC Index	100.00	129.97	135.84	198.17	261.42	314.84

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs ¹	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

October 1, 2015 to October 31, 2015	191,738	$19.16	191,738	$-
November 1, 2015 to November 30, 2015	-	-	-	25.0
December 1, 2015 to December 31, 2015	154,554	23.72	154,554	21.4

¹  In October 2014 the Company’s Board of Directors authorized a $50.0 million Share Repurchase Program of its Class B common stock.  This program was completed on October 7, 2015.   In November 2015 the Company’s Board of Directors authorized a $25.0 million Share Repurchase Program of its Class B common stock.

Item 6.	Selected Financial Data

Statement of Earnings Data

	2015	2014	2013	2012	2011
(Dollar amounts in millions, except per share data)

Years ended December 31,
Premiums earned, net	$2,783.2	$2,128.6	$2,203.0	$2,253.4	$2,054.5
Administrative service fees	44.7	119.3	108.7	110.1	38.5
Net investment income	45.2	47.5	47.3	46.8	48.2
Other operating revenues	3.7	4.2	4.8	4.3	-
Total operating revenues	2,876.8	2,299.6	2,363.8	2,414.6	2,141.2
Net realized investments gains	18.9	18.2	2.6	5.2	18.6
Net unrealized investment loss on trading securities	-	-	-	-	(7.3)
Other income, net	7.0	2.3	15.3	2.2	0.7
Total revenues	2,902.7	2,320.1	2,381.7	2,422.0	2,153.2
Benefits and expenses:
Claims incurred	2,318.7	1,747.6	1,836.2	1,919.8	1,716.3
Operating expenses	518.7	497.2	478.2	425.2	347.6
Total operating costs	2,837.4	2,244.8	2,314.4	2,345.0	2,063.9
Interest expense	8.2	9.3	9.5	10.6	10.8
Total benefits and expenses	2,845.6	2,254.1	2,323.9	2,355.6	2,074.7
Income before taxes	57.1	66.0	57.8	66.4	78.5
Income tax expense	5.1	0.7	2.3	12.5	20.5
Net income	52.0	65.3	55.5	53.9	58.0
Net loss attributable to non-controlling interest	(0.1)	(0.4)	(0.4)	(0.1)	-
Net income attributable to TSM	$52.1	$65.7	$55.9	$54.0	$58.0
Basic net income per share (1):	$2.03	$2.42	$2.02	$1.91	$2.02
Diluted net income per share:	$2.02	$2.41	$2.01	$1.90	$2.01

Balance Sheet Data

	2015	2014	2013	2012	2011
Years ended December 31,

Cash and cash equivalents	$197.8	$110.0	$74.4	$89.6	$71.8

Total assets	$2,206.1	$2,145.7	$2,047.6	$2,059.3	$1,880.6

Long-term borrowings	$36.8	$74.5	$89.3	$101.3	$114.4

Total stockholders’ equity	$847.5	$858.6	$785.4	$762.1	$677.0

Additional Managed Care Data (2)

	2015	2014	2013	2012	2011
Years ended December 31,

Medical loss ratio	86.2%	85.9%	86.7%	88.8%	87.2%

Operating expense ratio	15.1%	18.5%	17.0%	14.5%	12.9%

Medical membership (period end)	1,094,444	2,139,484	2,187,939	1,721,114	1,683,696

(1)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 22 of the audited consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.
(2)	Does not reflect inter-segment eliminations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2015 and 2014, and consolidated results of operations for 2015, 2014 and 2013.  References to the terms “we”, “our” or “us” used throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), refer to TSM and unless the context otherwise requires, its direct and indirect subsidiaries.  This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.

The structure of our MD&A is as follows:

I.	Overview	58

II.	Membership	61

III.	Results of Operations	61

	Consolidated Operating Results	61

	Managed Care Operating Results	64

	Life Insurance Operating Results	67

	Property and Casualty Insurance Operating Results	68

IV.	Liquidity and Capital Resources	70

V.	Critical Accounting Estimates	76

VI.	Recently Issued Accounting Standards	83

I. Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare Advantage markets.  In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Reform (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (Medicaid), by administering the provision of the physical health component in designated service regions in Puerto Rico.  We served all eight regions on an administrative service only basis (ASO) until March 31, 2015.  Effective April 1, 2015, the government changed the Medicaid delivery model from an ASO to a risk-based model and we elected to participate in this sector as a fully-insured provider in only two regions of Puerto Rico.

We have the exclusive right to use the BCBS name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of December 31, 2015 we serve approximately 1,094,000 members across all regions of Puerto Rico.  For the years ended December 31, 2015 and 2014 respectively, our managed care segment represented approximately 91% and 89% of our total consolidated premiums earned, net, and approximately 51% and 57% of our operating income.  We also have significant positions in the life insurance and property and casualty insurance markets.

We participate in the managed care market through our subsidiaries, TSS, TSB and TSA.  TSS, TSA and TSB are BCBSA licensees, which provide us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.

We participate in the life insurance market through our subsidiary, TSV, and in the property and casualty insurance market through our subsidiary, TSP.

On November 12, 2015, the Company converted 1,426,721 shares issued and outstanding of Class A common stock into Class B common stock, pursuant to the provisions of the Articles of Incorporation of the Corporation.

The Commissioner of Insurance of the Government of Puerto Rico (“Commissioner of Insurance of Puerto Rico”) recognizes only statutory accounting practices for determining and reporting the financial condition and results of operations of an insurance company, for determining its solvency under the Puerto Rico insurance laws and for determining whether its financial condition warrants the payment of a dividend to its stockholders.  No consideration is given by the Commissioner of Insurance of Puerto Rico to financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) in making such determinations.  See note 25 to our audited consolidated financial statements.

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

	Years ended December 31,
(Dollar amounts in millions)	2015	2014	2013

Premiums earned, net:
Managed care	$2,549.5	$1,896.1	$1,974.7
Life insurance	148.1	142.5	130.6
Property and casualty insurance	87.6	92.1	100.3
Intersegment premiums earned	(2.0)	(2.1)	(2.6)
Consolidated premiums earned, net	$2,783.2	$2,128.6	$2,203.0

Administrative service fees:
Managed care	$49.3	$123.6	$112.8
Intersegment administrative service fees	(4.6)	(4.3)	(4.1)
Consolidated administrative service fees	$44.7	$119.3	$108.7

Operating income:
Managed care	$20.5	$31.4	$36.1
Life insurance	20.0	22.6	16.2
Property and casualty insurance	8.3	10.0	2.2
Intersegment and other	(9.4)	(9.2)	(5.1)
Consolidated operating income	$39.4	$54.8	$49.4

Revenue

General.    Our revenue consists primarily of (i) premium revenue generated from our managed care business, (ii) administrative service fees received for services provided to self-insured employers, (iii) premiums we generate from our life insurance and property and casualty insurance businesses and (iv) investment income.

Managed Care Premium Revenue.    Our revenue primarily consists of premiums earned from the sale of managed care products to the Commercial, Medicare Advantage and Medicaid sectors.  We receive a monthly payment from or on behalf of each member enrolled in our managed care plans (excluding ASO).  We recognize all premium revenue in our managed care business during the month in which we are obligated to provide services to an enrolled member.  Premiums we receive in advance of that date are recorded as unearned premiums.

Premiums are set prospectively, meaning that a fixed premium rate is determined at the beginning of each contract year and revised at renewal.  We renegotiate the premiums of different groups as their existing annual contracts become due.  Our Medicare Advantage contracts entitle us to premium payments from CMS on behalf of each Medicare beneficiary enrolled in our plans, generally on a per member per month (“PMPM”) basis.  We submit rate proposals to CMS in June for each Medicare Advantage product that will be offered beginning January 1 of the subsequent year in accordance with the competitive bidding process under the MMA.  Retroactive rate adjustments are made periodically with respect to our Medicare Advantage plans based on the aggregate health status and risk scores of our plan participants.  Premium rates for the Medicaid business are based on a bid contract with ASES and are revised each year to be effective each July 1, at which time rates are fixed for the plan year.

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

The following table sets forth selected membership data as of the dates set forth below:

	As of December 31,
	2015	2014	2013

Commercial (1)	547,634	593,121	654,729
Medicare (2)	123,888	117,673	112,839
Medicaid (3)	422,922	1,428,690	1,420,371
Total	1,094,444	2,139,484	2,187,939

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership in 2014 and 2013.
(3)	Membership for 2015 is on at-risk basis and for 2014 and 2013 on a self-insured basis. Effective April 1, 2015, membership decreased since we elected to provide services to only two regions when the delivery model changed to an at-risk basis.

III. Results of Operations

Consolidated Operating Results

The following table sets forth our consolidated operating results for the years ended December 31, 2015, 2014 and 2013. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

(Dollar amounts in millions)	2015	2014	2013

Years ended December 31,
Revenues:
Premiums earned, net	$2,783.2	$2,128.6	$2,203.0
Administrative service fees	44.7	119.3	108.7
Net investment income	45.2	47.5	47.3
Other operating revenues	3.7	4.2	4.8
Total operating revenues	2,876.8	2,299.6	2,363.8
Net realized investment gains	18.9	18.2	2.6
Other income, net	7.0	2.3	15.3
Total revenues	2,902.7	2,320.1	2,381.7
Benefits and expenses:
Claims incurred	2,318.7	1,747.6	1,836.2
Operating expenses	518.7	497.2	478.2
Total operating costs	2,837.4	2,244.8	2,314.4
Interest expense	8.2	9.3	9.5
Total benefits and expenses	2,845.6	2,254.1	2,323.9
Income before taxes	57.1	66.0	57.8
Income tax expense	5.1	0.7	2.3
Net income	52.0	65.3	55.5
Net loss attributable to non-controlling interest	(0.1)	(0.4)	(0.4)
Net income attributable to TSM	$52.1	$65.7	$55.9

Year ended December 31, 2015 compared with the year ended December 31, 2014

Operating Revenues

Premiums earned, net increased by $654.6 million, or 30.8%, to $2.8 billion during the year ended December 31, 2015 when compared to the year ended December 31, 2014.  This increase primarily reflects higher premiums in the Managed Care segment by $653.4 million after the change in the Medicaid service model effective April 1, 2015, from an ASO agreement to a fully insured model as well as to higher premiums in the Medicare business.  Higher Medicare premiums are the result of increased member month enrollment offset by lower average premiums rates.  Offsetting the premium revenue increase is a lower premiums earned in our Commercial business due to lower fully insured membership offset by higher average per member per month premiums.

Administrative service fees decreased by $74.6 million, or 62.5%, to $44.7 million for the year ended December 31, 2015 when compared with the year ended December 31, 2014, mostly as a result of the previously mentioned change in the Medicaid contract model effective April 1, 2015.

Net Realized Investment Gains

Net realized investment gains of $18.9 million during the year ended December 31, 2015 are the result of net realized gains from the sale of debt and equity securities classified as available for sale, following our asset/liability management and tax planning strategies.  The net realized gains were partially offset by $5.2 million other-than-temporary impairments, mostly related to certain investments in Puerto Rico government obligations.

Claims Incurred

Claims incurred during the year ended December 31, 2015 increased by $571.1 million, or 32.7%, to $2.3 billion when compared to the claims incurred during the year ended December 31, 2014, mostly due to higher claims in the Managed Care segment.  This increase primarily reflects the claims incurred in the segment’s Medicaid business after the change from an ASO model to a fully insured model as well to an increase in the Medicare business.  Increase in claims in the Medicare business is the result of an increase in membership offset by lower MLR. These increases were partially offset by lower claims incurred in the Commercial business, which reflects the business’s lower member month enrollment.

Operating Expenses

Operating expenses during the year ended December 31, 2015 increased by $21.5 million, or 4.3%, to $518.7 million as compared to the year ended December 31, 2014.  The higher operating expenses are mainly related to increases in the Health Insurance Providers Fee, the provision for doubtful receivables, and payroll and related expenses resulting from recent management changes and retirements, a $4.4 million expense related to settlement agreements entered with governmental agencies, as well as to higher professional services incurred during the year ended December 31, 2015.  These increases were partially offset by the impact of the cost containment initiatives, including lower expenses related to the change in the Medicaid membership after we elected to decrease the number of regions we serve from eight regions under an ASO agreement to only two regions when the contract was changed to a fully-insured model.  Despite the increase in operating expenses, the consolidated operating expense ratio decreased 380 basis points to 18.3% for the 2015 period, reflecting the higher premium revenue during this year.

Income tax expense

Income tax expense during the year ended December 31, 2015 increased by $4.4 million to $5.1 million when compared to the income tax expense during the year ended December 31, 2014.  The higher income tax expense primarily results from the following:

•	During the years ended December 31, 2014 and 2015, the Company executed in the fourth quarter of 2014 and the second quarter of 2015 Closing Agreements between TSM and its subsidiaries and the Puerto Rico Treasury Department that allowed the Company to take advantage of a temporary preferential tax rate window on capital gains. These events allowed the Company to record a tax benefit of $3.1 million and $17.0 million, in 2015 and 2014, respectively, resulting from the enacted lower taxable rate and the reassessment of the realizability of some of its deferred taxes.

•	The 2014 period includes a one-time $6.3 million adjustment increasing the consolidated deferred tax liability related to investments classified as available for sale after the July 1, 2014 enactment of Puerto Rico tax legislation that increased the corporate tax rate over long-term capital gains, from 15% to 20%, for all transactions occurring after June 30, 2014.

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

Administrative service fees increased by $10.6 million, or 9.8%, to $119.3 million for the year ended December 31, 2014 when compared with the year ended December 31, 2013, mostly as the result of the increased enrollment after the addition of the three new Medicaid regions under the ASO agreement with ASES effective October 1, 2013.

Net Realized Investment Gains

Net realized investment gains of $18.2 million during the year ended December 31, 2014 are the result of net realized gains from the sale of debt and equity securities classified as available for sale, following our asset/liability management and tax planning strategies.  The net realized gains were partially offset by a $1.2 million other-than-temporary impairments related to certain investments in Puerto Rico government obligations.

Other Income, Net

Other income decreased by $13.0 million during the year ended December 31, 2014 when compared to the year ended December 31, 2013, mostly due to a $12.8 million (net of special tax) special distribution received during 2013 from the Puerto Rico Joint Underwriting Association (“JUA”) in the Property and Casualty segment.

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

Operating Expenses

Operating expenses during the year ended December 31, 2014 increased by $19.0 million, or 4.0%, to $497.2 million as compared to the year ended December 31, 2013.  For the year ended December 31, 2014, the consolidated operating expense ratio increased by 140 basis points to 22.1%. The higher operating expenses and operating expenses ratio are mainly related to $27.7 million of Health Insurance Providers Fee that became effective January 1, 2014, an increase of $4.4 million in premium taxes and incremental expenses related to the administration of the three new service regions of the Medicaid ASO agreement effective October 1, 2013.  The increase was partly offset by the impact of cost containment initiatives in place during 2014.

Income tax expense

Income tax expense during the year ended December 31, 2014 decreased by $1.6 million, or 69.6%, to $0.7 million when compared to the year ended December 31, 2013.  This decrease is primarily due to an income tax benefit of $17.0 resulting from the execution of a closing agreement between TSM and its subsidiaries with the Puerto Rico Treasury Department that took advantage of a temporary preferential tax rate window on capital gains, allowing the Company to benefit from the enacted lower taxable rate and the reassessment of the realizability of some of its deferred tax assets.  This benefit was offset by an additional tax expense of $6.3 million resulting from the increase in the corporate tax rate over long-term capital gains from 15% to 20% for all transactions occurring after June 30, 2014.

Managed Care Operating Results

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico: Commercial, Medicare Advantage and Medicaid.  For the year ended December 31, 2015, the Commercial, Medicare and Medicaid sectors represented 30.2%, 39.4% and 21.8% of our consolidated premiums earned, net, respectively.

(Dollar amounts in millions)	2015	2014	2013

Operating revenues:
Medical premiums earned, net:
Commercial	$844.6	$882.4	$935.8
Medicare	1,097.7	1,013.7	1,038.9
Medicaid	607.2	-	-
Medical premiums earned, net	2,549.5	1,896.1	1,974.7
Administrative service fees	49.3	123.6	112.8
Net investment income	11.8	15.0	16.3
Total operating revenues	2,610.6	2,034.7	2,103.8
Medical operating costs:
Medical claims incurred	2,196.7	1,629.1	1,712.9
Medical operating expenses	393.4	374.2	354.8
Total medical operating costs	2,590.1	2,003.3	2,067.7
Medical operating income	$20.5	$31.4	$36.1
Additional data:
Member months enrollment:
Commercial:
Fully-insured	4,492,395	5,025,284	5,503,281
Self-funded	2,221,327	2,408,967	2,595,162
Total Commercial member months	6,713,722	7,434,251	8,098,443
Medicaid:
Fully-insured	3,855,945	-	-
Self-funded	4,229,082	16,912,990	12,280,349
Total Medicaid member months	8,085,027	16,912,990	12,280,349
Medicare:
Medicare Advantange	1,447,420	1,274,441	1,274,652
Stand-alone PDP	-	163,707	97,496
Total Medicare member months	1,447,420	1,438,148	1,372,148
Total member months	16,246,169	25,785,389	21,750,940
Medical loss ratio	86.2%	85.9%	86.7%
Operating expense ratio	15.1%	18.5%	17.0%

Year ended December 31, 2015 compared with the year ended December 31, 2014

Medical Operating Revenues

Medical premiums earned for the year ended December 31, 2015 increased by $653.4 million, or 34.5%, to $2.5 billion when compared to the year ended December 31, 2014.  This increase is principally the result of the following:

•	Medical premiums generated by the Medicaid business amounted to $607.2 million during the year ended December 31, 2015 after the change in the Medicaid service model, from an ASO agreement to a fully insured model effective April 1, 2015.

•	Medical premiums generated by the Medicare business increased by $84.0 million, or 8.3%, to $1.1 billion during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This fluctuation primarily results from higher member month enrollment in Medicare Advantage products, which carry a higher average premium rate, offset by our exit of stand-alone PDP product. In 2015 we also had a higher risk score revenue as compared with 2014. The increase in premiums resulting from the change in mix of our products was offset in part by a decrease in PMPM of our Medicare Advantage products by 3.0% during 2015.

•	Medical premiums generated by the Commercial business decreased by $37.8 million, or 4.3%, to $844.6 million during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This fluctuation is primarily the result of a decrease in fully-insured member month enrollment by 532,889, or 10.6%, mainly in our rated groups and individual accounts products and reflecting cancellation of several commercial accounts and attrition in existing accounts as a result of Puerto Rico’s challenging economic situation. The effect of the decreased membership is partially offset by a 7.1% year over year increase in average premium rates.

Administrative service fees decreased by $74.3 million, or 60.1%, to $49.3 million during the year ended December 31, 2015.  This fluctuation is mainly due to the previously mentioned change in the Medicaid contract effective April 1, 2015.

Medical Claims Incurred

Medical claims incurred during the year ended December 31, 2015 increased by $567.6 million, or 34.8%, to $2.2 billion, when compared to the prior year.  The MLR of the segment was 86.2%, increasing by 30 basis points during the year ended December 31, 2015.  These fluctuations are primarily attributed to the net effect of the following:

•	Effective April 1, 2015, the Medicaid delivery model changed from an ASO contract to a fully insured model. The medical claims incurred related to this contract for year ended December 31, 2015 amounted $555.3 million. The medical loss ratio of this segment was 91.5%, in line with our bid.

•	The medical claims incurred of the Medicare business increased by $53.8 million, or 6.2%, during the 2015 period due to higher enrollment and lower MLR in 2015 was 84.6%, which is 170 basis points lower than the MLR for the prior year. Excluding the effect of prior period reserve developments and risk-score adjustments in the 2015 and 2014 periods, the MLR presents a decrease of 260 basis points, largely reflecting the impact of initiatives implemented last year and a non-recurring adjustment in 2014.

•	The medical claims incurred of the Commercial business decreased by $41.5 million, or 5.5%, during the 2015 period mostly reflecting a lower fully-insured member month enrollment. The 2015 Commercial MLR was 84.2%, which is 110 basis points lower than the prior year. Excluding the effect of prior period reserve developments in 2015 and 2014, the MLR would have decreased by 120 basis points, mostly reflecting premium trends that were higher than claims trends.

Medical Operating Expenses

Medical operating expenses for the year ended December 31, 2015 increased by $19.2 million, or 5.1%, to $393.4 million when compared to the year ended December 31, 2014.  The increase is mainly related to increases in the Health Insurance Providers Fee, the provision for doubtful receivables, and payroll and related expenses resulting from recent management changes and retirements, a $4.4 million expense recorded in 2015 related to settlement agreements entered with governmental agencies, as well as to higher professional services.  These increases were partially offset by the impact of the cost containment initiatives, including lower expenses related to the change in the Medicaid membership after we elected to decrease the number of regions we serve from eight to only two regions when the contract was changed to a fully-insured model.  Despite the increase in operating expenses, the medical operating expense ratio decreased 340 basis points, from 18.5% to 15.1% in the 2015 period, reflecting the higher premium revenue during this year.

Year ended December 31, 2014 compared with the year ended December 31, 2013

Medical Operating Revenues

Medical premiums earned for the year ended December 31, 2014 decreased by $78.6 million, or 4.0%, to $1.9 billion when compared to the year ended December 31, 2013.  This decrease is principally the result of the following:

•	Medical premiums generated by the Commercial business decreased by $53.4 million, or 5.7%, to $882.4 million. This fluctuation is primarily the result of a decrease in fully-insured member month enrollment by 477,997, or 8.7%, mainly in our rated groups and individual accounts products and reflecting pricing sensitivity, cancellation of several commercial accounts and attrition in existing accounts as a result of Puerto Rico’s challenging economic situation. The effect of the decreased membership is partially offset by a 3.3% year over year increase in average premium rates.

•	Medical premiums generated by the Medicare business decreased by $25.2 million, or 2.4%, to $1.0 billion during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This fluctuation primarily results from lower risk score adjustments when compared to the 2013 period, a decrease in risk score revenue when compared to last year, the decline in 2014 premiums mandated by CMS, and a change in membership mix in 2014.

Administrative service fees increased by $10.8 million, or 9.6%, to $123.6 million during the year ended December 31, 2014.  This is primarily a result of higher Medicaid enrollment after the addition of three regions under the ASO agreement with ASES effective October 1, 2013.

Medical Claims Incurred

Medical claims incurred during the year ended December 31, 2014 decreased by $83.8 million, or 4.9%, to $1.6 billion, when compared to the prior year.  The MLR of the segment was 85.9%, decreasing by 80 basis points during the year ended December 31, 2014.  These fluctuations are primarily attributed to the effect of the following:

•	The medical claims incurred of the Commercial business decreased by $85.6 million, or 10.2%, during the 2014 period mostly reflecting a lower fully-insured member month enrollment. The 2014 Commercial MLR was 85.3%, which is 430 basis points lower than the prior year. Excluding the effect of prior period reserve developments in 2014 and 2013, the MLR would have increased by 100 basis points, mostly reflecting higher cost trends, particularly for pharmacy benefits.

•	The medical claims incurred of the Medicare business increased by $1.7 million, or 0.2%, during the 2014 period and its MLR was 86.3%, which is 230 basis points higher than the MLR for the prior year. Excluding the effect of risk-score premium adjustments and prior period reserve developments in the 2014 and 2013 periods, the MLR increased by 440 basis points, primarily reflecting higher pharmacy costs, lower risk score revenue and a non-recurring adjustment in the 2014 period.

Medical Operating Expenses

Medical operating expenses for the year ended December 31, 2014 increased by $19.4 million, or 5.5%, to $374.2 million when compared to the year ended December 31, 2013.  The operating expense ratio increased by 150 basis points, from 17.0% in 2013 to 18.5% in 2014.  This increase is mainly related to $27.7 million of Health Insurance Providers Fee that became effective January 1, 2014, increase of $3.3 million of premium taxes that became effective July 1, 2013 and incremental expenses related to the administration of the three new service regions of the Medicaid ASO agreement effective October 1, 2013.  The increase was partially offset by the impact of cost containment initiatives in place during the 2014 period.

Life Insurance Operating Results

(Dollar amounts in millions)	2015	2014	2013

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums earned	$153.8	$151.8	$139.5
Assumed earned premiums	3.9	1.6	$-
Ceded premiums earned	(9.6)	(10.9)	(8.9)
Premiums earned, net	148.1	142.5	130.6
Net investment income	24.5	23.7	22.2
Total operating revenues	172.6	166.2	152.8
Operating costs:
Policy benefits and claims incurred	82.6	74.8	70.8
Underwriting and other expenses	70.0	68.8	65.8
Total operating costs	152.6	143.6	136.6
Operating income	$20.0	$22.6	$16.2

Additional data:
Loss ratio	55.8%	52.5%	54.2%
Expense ratio	47.3%	48.3%	50.4%

Year ended December 31, 2015 compared with the year ended December 31, 2014

Operating Revenues

Premiums earned, net for the year ended December 31, 2015 increased by $5.6 million, or 3.9%, to $148.1 million as compared to the year ended December 31, 2014, mostly reflecting combined premium growth in the segment’s Individual Life, Cancer, and Major Medical Health lines of business of $4.5 million, as well as to an increase of $2.3 million of new premiums assumed on retrocession reinsurance agreements entered during the second quarter of 2014.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred for the year ended December 31, 2015 increased by $7.8 million, or 10.4%, to $82.6 million when compared to the year ended December 31, 2014 mostly reflecting $4.9 million of benefits increase in the Cancer and Major Medical Health line of business claims, and an increase of $1.8 million of claims assumed under retrocession reinsurance agreements, which carry a higher loss ratio.

Underwriting and Other Expenses

Underwriting and other expenses for the segment increased by $1.2 million, or 1.7%, to $70.0 million during the year ended December 31, 2015, mostly related to increased commissions and general expenses, expenses related to the development of the Costa Rica operations, partially offset by a lower DAC and VOBA amortization reflecting improved portfolio persistency when compared to the same period of last year.  As a result of the increase in premiums during this period, the segment’s operating expense ratio improved 100 basis points from 48.3% in 2015 to 47.3% in 2015.

Year ended December 31, 2014 compared with the year ended December 31, 2013

Operating Revenues

Premiums earned, net for the year ended December 31, 2014 increased by $11.9 million, or 9.1%, to $142.5 million as compared to the year ended December 31, 2013, mostly as result of $7.0 million of additional Life premiums provided by the ASICO acquisition which was effective as of November 2013.  Premiums from the Cancer and Individual Life lines of business increased by $2.4 million as the result of new sales of home service products, while the premiums from the Group Life line of business increased $2.5 million year over year.

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

Property and Casualty Insurance Operating Results

(Dollar amounts in millions)	2015	2014	2013

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$134.4	$141.1	$152.3
Premiums ceded	(48.7)	(52.1)	(57.6)
Change in unearned premiums	1.9	3.1	5.6
Premiums earned, net	87.6	92.1	100.3
Net investment income	8.7	8.6	8.3
Total operating revenues	96.3	100.7	108.6
Operating costs:
Claims incurred	42.6	46.3	55.1
Underwriting and other operating expenses	45.4	44.4	51.3
Total operating costs	88.0	90.7	106.4
Operating income	$8.3	$10.0	$2.2

Additional data:
Loss ratio	48.6%	50.3%	54.9%
Expense ratio	51.8%	48.2%	51.1%

Year ended December 31, 2015 compared with the year ended December 31, 2014

Operating Revenues

Total premiums written during the year ended December 31, 2015 decreased by $6.7 million, or 4.7%, to $134.4 million, mostly resulting from lower sales of commercial products, primarily package and auto insurance products.

Premiums ceded to reinsurers during the year ended December 31, 2015 decreased by approximately $3.4 million, or 6.5%, to $48.7 million.  The ratio of premiums ceded to premiums written decreased by 70 basis points, from 36.9% in 2014 to 36.2% in 2015.  The lower amount of premiums ceded primarily results from favorable pricing in the reinsurance market.

The change in unearned premiums results from the lower volume of premiums written in the current year.

As a result of the above fluctuations net premiums earned for the year ended December 31, 2015 decreased by $4.5 million, or 4.9%, to $87.6 million.

Claims Incurred

Claims incurred during the year ended December 31, 2015 decreased by $3.7 million, or 8.0%, to $42.6 million.  The loss ratio decreased by 170 basis points, to 48.6% in 2015, primarily as a result of a favorable loss experience, mostly in the Commercial Multi-peril, Commercial Auto and Medical Malpractice lines of business, which was offset with an unfavorable loss experience in the Personal Auto line of business.  Loss ratio improved with better experience in comercial multiperil, medical malpractice and general liability.

Underwriting and Other Expenses

Underwriting and other operating expenses for the year ended December 31, 2015 increased by $1.0 million, or 2.3%, to $45.4 million mostly due to an increase in net commissions primarily resulting from a higher amortization and lower capitalization of deferred acquisition costs due to lower premium written.  The operating expense ratio increased by 360 basis points, to 51.8% in 2015.

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

The change in unearned premiums results from the lower volume of premiums written in the current year.

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

Underwriting and Other Expenses

Underwriting and other operating expenses for the year ended December 31, 2014 decreased by $6.9 million, or 13.5%, to $44.4 million primarily due to a lower net commission expense resulting from the decrease in net premiums earned, favorable variance in salaries and benefits after the implementation of changes in employee benefits and headcount reduction, and recoveries resulting from premium surcharges to recover assessments paid to the Puerto Rico Guarantee Fund.  The operating expense ratio decreased by 290 basis points, to 48.2% in 2014.

IV. Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(dollar amounts in millions)	2015	2014	2013

Years ended December 31,
Sources of cash:
Net cash provided by operating activities	$229.1	$38.0	$112.9
Proceeds from policyholder deposits	16.5	9.6	9.2
Net proceeds of investment securities	-	34.0	-
Other	-	-	15.1
Total sources of cash	245.6	81.6	137.2
Uses of cash:
Net purchases of investment securities	(41.6)	-	(66.2)
Capital expenditures	(9.1)	(4.8)	(11.8)
Payments of long-term borrowings	(37.6)	(14.8)	(12.0)
Payments of short-term borrowings	-	-	(30.0)
Surrenders of policyholder deposits	(18.8)	(10.1)	(9.4)
Repurchase and retirement of common stock	(48.3)	(11.3)	(18.2)
Acquisition of business, net of cash of $4.6 in the year ended December 31, 2013	-	-	(4.8)
Other	(2.4)	(4.9)	-
Total uses of cash	(157.8)	(45.9)	(152.4)
Net increase (decrease) in cash and cash equivalents	$87.8	$35.7	$(15.2)

Year ended December 31, 2015 compared to year ended December 31, 2014

Cash flow from operating activities increased by $191.1 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014, principally due to an increase in premium collections by $634.4 million, offset in part by higher claims paid by $432.2 million.  The increase in premiums collected and claims paid is principally the result of the change in the Medicaid delivery model from ASO agreement to a fully insured model.

Net purchases of sales of investment securities were $41.6 million during the year ended December 31, 2015, primarily resulting from the net cash flows received from the purchases and sales of investment securities during the 2015 period following our asset/liability management strategy.  During the year ended December 31, 2014 we had net proceeds of investments of $34.0 million.

Repayments of long-term borrowings of $37.6 million during the year ended December 31, 2015, primarily due to the payment of a repurchase agreement of $25.0 million that matured during the period and an $11.0 million repayment of the senior unsecured notes principal.

Repurchase and retirement of common stock amounted to $48.3 million reflecting the repurchase and retirement of 2,241,086 shares of common stock during the year ended December 31, 2015 under the Corporation’s Class B common stock repurchase programs.

The decrease in other uses of cash is attributed to the changes in the amount of outstanding checks over bank balances in the 2015 period.

Year ended December 31, 2014 compared to year ended December 31, 2013

Cash flows from operating activities decreased by $74.9 million for the year ended December 31, 2014 as compared to the year ended December 31, 2013, principally due to the effect of a decrease in premiums collected of $79.9 million and higher cash paid to suppliers and employees of $57.3 million, offset in part by lower claims paid of $46.0 million.  The increase in payments to suppliers and employees is primarily related to the higher Medicaid ASO enrollment, the Health Insurance Providers Fee Assessment of approximately $27.7 million that was paid for the first time during the 2014 period and the collection in 2013 of the $12.8 million JUA special distribution.  The decrease in premiums collected and claims paid is principally the result of lower Managed Care membership enrollment.

Net proceeds of investment securities were $34.0 million during the year ended December 31, 2014, primarily resulting from the net cash flows received from the sales, net of purchases, of investment securities during 2014.  During the year ended December 31, 2013 we had net purchases of investments of $66.2 million, primarily resulting from higher excess cash flows from operations

Net capital expenditures decreased by $7.0 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, principally due to special projects initiatives related to information technology during 2013.

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

Share Repurchase Program

The Company repurchases shares through open market transactions, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.  Shares purchased under share repurchase programs are retired and returned to authorized and unissued status.

A summary of share repurchase programs in place during the three-year-period ended December 31, 2015 is as follows:

•	In September 2010, the Company’s Board approved a repurchase program (2010 $30.0 million stock repurchase program). This program was discontinued on March 23, 2013.

•	On March 6, 2013, the Company’s Board authorized the repurchase of up to $30.0 million of Class B shares (2013 $30.0 million stock repurchase program) concurrent with the conversion of 7 million Class A shares into Class B shares and the public offering of a substantial majority of such converted shares. As part of the Offering, on May 17, 2013, the Company repurchased and retired 1,000,000 shares at a price of $18.25 per share.

•	In July 2013 the Company’s Board of Directors authorized a $11.5 million repurchase program (2013 $11.5 million stock repurchase program) of its Class B common stock. This program was discontinued on October 28, 2014.

•	In October 2014 the Company’s Board of Directors authorized a $50.0 million repurchase program (2014 $50.0 million share repurchase program) of its Class B common stock. This program was completed on October 7, 2015.

•	In November 2015 the Company’s Board of Directors authorized a $25.0 million repurchase program (2015 $25.0 million share repurchase program) of its Class B common stock. As of December 31, 2015 The Company has $21.4 million remaining under this repurchase program.

The stock repurchase activity under stock repurchase programs for the years ended December 31, 2015, 2014, and 2013 is summarized as follows:

(Dollar amounts in millions)	2015			2014			2013
	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased

2015 $25.0 program	154,554	$23.72	$3.6	-	$-	$-	-	$-	$-
2014 $50.0 program	2,086,532	21.69	44.7	228,525	23.55	5.4	-	-	-
2013 $11.5 program	-	-	-	367,700	16.32	6.0	-	-	-
2013 $30.0 program	-	-	-	-	-	-	1,000,000	18.25	18.3
Total	2,241,086	$21.87	$48.3	596,225	$20.28	$11.4	1,000,000	$18.25	$18.3

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash collections and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of December 31, 2015, we had $110.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of December 31, 2015.

On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the “6.6% notes”).  The 6.6% notes were privately placed to various institutional accredited investors.  The notes pay interest each month until the principal becomes due and payable.  These notes can be redeemed after five years at par, in whole or in part, as determined by us.  On October 1, 2010 and May 14, 2015 we repaid $25.0 million and $11.0 million, respectively, of the principal of these senior unsecured notes.  Amount currently outstanding is $24.0 million.  The 6.6% notes contain certain non-financial covenants.  At December 31, 2015, we are in compliance with these covenants.

On November 1, 2010, we entered into a $25.0 million arrangement to sell securities under repurchase agreements that matured on November 2015.  The proceeds obtained from this agreement were used to repay $25.0 million of the 6.6% notes.  The repurchase agreement paid interest quarterly at 1.96%.  During November 2015, at maturity date, we paid the repurchase agreement outstanding balance of $25.0 million.  This repurchase agreement had pledged as collateral investment securities available for sale with fair value of $27.1 million (face value of $27.1 million) of December 31, 2014.  The investment securities underlying such agreements were delivered to the financial institution with whom the agreement was transacted.  The dealers may have loaned, or used as collateral securities in the normal course of business operations.  We maintained effective control over the investment securities pledged as collateral until the repurchase agreement was paid.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan, with original principal balance of $41.0 million, bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of December 31, 2015, this secured loan had an outstanding balance of $12.8 million and average annual interest rate of 1.23%.  This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants which are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of December 31, 2015, we are in compliance with these covenants.  Failure to meet these non-financial covenants may trigger the accelerated payment of the secured loan’s outstanding balances.

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

On March 11, 2016, TSS entered into a $30.0 million revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit has an interest rate of LIBOR plus 220 basis points, matures on March 11, 2017, and contains certain financial and non-financial covenants that are customary for this type of facility.

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

The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, but excludes an estimate of the future cash outflows related to the following liabilities:

•	Unearned premiums – This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow. As of December 31, 2015, we had $80.3 million in unearned premiums.

•	Policyholder deposits – The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain. There are currently no significant policyholder deposits in paying status. As of December 31, 2015, our policyholder deposits had a carrying amount of $179.3 million.

•	Other long-term liabilities – Due to the indeterminate nature of their cash outflows, $104.7 million of other long-term liabilities are not reflected in the following table, including $62.9 million of liability for pension benefits, $15.1 million in deferred tax liabilities, and $26.7 million in liabilities to the Federal Employees’ Health Benefits Plan Program.

		Contractual obligations by year

(Dollar amounts in millions)	Total	2016	2017	2018	2019	2020	Thereafter

Long-term borrowings (1)	$45.4	$3.4	$3.4	$3.3	$3.3	$27.3	$4.7
Operating leases	18.5	5.2	4.1	3.4	3.3	2.5	-
Purchase obligations (2)	305.6	234.8	67.3	2.2	0.7	0.3	0.3
Claim liabilities (3)	451.1	367.4	49.0	7.6	9.2	6.2	11.7
Estimated obligation for future policy benefits (4)	357.8	0.9	81.7	75.7	70.7	77.9	50.9
	$1,178.0	$611.3	$205.5	$92.2	$87.2	$114.2	$67.6

(1)	As of December 31, 2015, our long-term borrowings consist of our 6.6% senior unsecured notes payable. Total contractual obligations for long-term borrowings include the current maturities of long term debt. For the 6.6% senior unsecured notes, scheduled interest payments were included in the total contractual obligations for long-term borrowings until the maturity date of the note in 2020. We may redeem the senior unsecured note starting five years after issuance; however no redemption is considered in this schedule. See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.
(2)	Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction. Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above. Estimated pension plan contributions amounting to $8.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.

(3)	Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses. This amount does not include an estimate of claims to be incurred subsequent to December 31, 2015. The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future. Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $43.5 million of reserves had been ceded at December 31, 2015.
(4)	Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events. A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy. We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns. The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type. All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2015 and are gross of any reinsurance recoverable. The $357.8 million total estimated cash flows for all years in the table is different from the liability of future policy benefits of $289.5 million included in our audited consolidated financial statements principally due to the time value of money. Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

Restriction on Certain Payments by the Corporation’s Subsidiaries

Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance of Puerto Rico.  These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by the insurance subsidiaries to TSM. As of December 31, 2015, our insurance subsidiaries were in compliance with such minimum capital requirements.

These regulations are not directly applicable to TSM, as a holding company, since it is not an insurance company.

Our secured term loan, with original principal balance of $41.0 million, restricts the amount of dividends that we and our subsidiaries can declare or pay to shareholders.  Under this secured term loan, dividend payments cannot be made in excess of the accumulated retained earnings of the paying entity.

We do not expect that any of the previously described dividend restrictions will have a significant effect on our ability to meet our cash obligations.

Solvency Regulation

To monitor the solvency of the operations, the BCBSA requires us, TSS, TSA, and TSB to comply with certain specified levels of RBC.  RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio).  The RBC ratio reflects the risk profile of insurance companies.  At December 31, 2015, TSM and TSS estimated RBC ratio was above the minimum BCBSA RBC requirement of 200% and the 375% of RBC level required by the BCBSA to avoid monitoring.  At December 31, 2015, TSA estimated RBC ratio was above the minimum BCBSA RBC requirement of 100% for smaller controlled affiliate.

Starting 2015, BCBSA’s primary licensees could be subject to monitoring if, over a 6 or 12 month period, its RBC ratio declines by 80 or more points and which results in a level that is below 500%.

Other Contingencies

Legal Proceedings

Various litigation claims and assessments against us have arisen in the course of our business, including but not limited to, our activities as an insurer and employer.  Furthermore, the Commissioner of Insurance, as well as other Federal, Puerto Rico, and Costa Rica government authorities, regularly make inquiries and conduct audits concerning our compliance with applicable insurance and other laws and regulations.

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

Pursuant to the Puerto Rico Insurance Code, our property and casualty insurance subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED).  The syndicate was organized for the purpose of underwriting medical-hospital professional liability insurance.  As a member, the property and casualty insurance segment shares risks with other member companies and, accordingly, is contingently liable in the event the syndicate cannot meet their obligations.  During 2015, 2014 and 2013, no assessment or payment was made for this contingency.  It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

In addition, our property and casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the “Association”).  The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998.  As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code.  During the years 2015, 2014 and 2013, the Association distributed the Company a distribution based on the good experience of the business amounting to $0.7 million, $0.9 million and $1.2 million, respectively.  In September 2013, the Association declared a special distribution to its members for $200 million, subject to a special and unique tax rate of 50%.  The property and casualty segment then received $12.8 million, net of tax, from this distribution.  In December 2015 the Association declared a special dividend of $21 million subject to a special tax of 15% that will be retained upon distribution.  This special dividend will be paid in three installments during 2016.  The share of the property and casualty segment in this special dividend is approximately $1.7 million, net of tax.

The property and casualty segment is also member of the Puerto Rico Fire and Allied Lines Underwriting Association and the Puerto Rico Auto Assign Plan.  These entities periodically impose assessments to cover operations and other charges.  The assessments recorded from these entities were $1 thousand in 2015 and 2014 and $3 thousand in 2013, respectively.

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

Claim Liabilities

Claim liabilities by segment as of December 31, 2015 were as follows:

(Dollar amounts in millions)

Managed care	$347.4
Property and casualty insurance	99.8
Life insurance	44.6
Consolidated	$491.8

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

We recognize claim liabilities as follows:

Managed Care Segment

At December 31, 2015, claim liabilities for the managed care segment amounted to $347.4 million and represented 70.6% of our total consolidated claim liabilities and 25.5% of our total consolidated liabilities.

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

Managed care claim liabilities also include a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claim inventory levels, non-standard claim development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims.

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

As described above, completion factors and claims trend factors can have a significant impact on determination of our claim liabilities.  The following example provides the estimated impact on our December 31, 2015 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:

(Dollar amounts in millions)

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase		(Decrease) Increase
In completion factor	In unpaid claim liabilities	In claims trend factor	In unpaid claim liabilities

-0.6%	$9.6	0.75%	$10.5
-0.4%	6.4	0.50%	7.0
-0.2%	3.2	0.25%	3.5
0.2%	(3.2)	-0.25%	(3.5)
0.4%	(6.3)	-0.50%	(7.0)
0.6%	(9.5)	-0.75%	(10.5)

(1)	Assumes (decrease) increase in the completion factors for the most recent twelve months.
(2)	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.

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

The following table shows the variance between the segment’s incurred claims for current period insured events and the incurred claims for such years had they been determined retrospectively (the “Incurred claims related to current period insured events” for the year shown plus or minus the “Incurred claims related to prior period insured events” for the following year as included in note 11 to the audited consolidated financial statements).  This table shows that the segments’ estimates of this liability have approximated the actual development.

(Dollar amounts in millions)	2014	2013	2012

Years ended December 31,
Total incurred claims:
As reported (1)	$1,665.3	$1,734.5	$1,811.0
On a retrospective basis	1,645.6	1,698.3	1,789.4
Variance	$19.7	$36.2	$21.6
Variance to total incurred claims as reported	1.2%	2.1%	1.2%

(1)	Includes total claims incurred less adjustments for prior year reserve development.

Management expects that substantially all of the development of the 2015 estimate of medical claims payable will be known during 2016.

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

Life Insurance Segment

At December 31, 2015, claim liabilities for the life insurance segment amounted to $44.6 million and represented 9.1% of total consolidated claim liabilities and 3.3% of our total consolidated liabilities.

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

Property and Casualty Insurance Segment

At December 31, 2015, claim liabilities for the property and casualty insurance segment amounted to $99.8 million and represented 20.3% of the total consolidated claim liabilities and 7.3% of our total consolidated liabilities.

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

At December 31, 2015, the actuarial reserve range determined by the actuaries was from $88 million to $103 million.  Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves.  Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business.  In general, changes are made more quickly to more mature accident years and less volatile lines of business.  Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.7 million.

Liability for Future Policy Benefits

Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events.  We compute the amounts for actuarial liabilities in conformity with GAAP.

Liabilities for future policy benefits for whole life and term insurance products and active life reserves for accident and health products are computed by the net level premium method, using interest assumptions ranging from 4.50% to 5.75% and withdrawal, mortality, morbidity and maintenance expense assumptions appropriate at the time the policies were issued (or when a block of business was purchased, as applicable).  Accident and health unpaid claim reserves are stated at amounts determined by estimates on individual claims and estimates of unreported claims based on past experience.  Deferred annuity reserves are carried at the account value.

For deferred annuities, the liability for future policy benefits is equal to total policy account values.  The liabilities for all other products are based upon a variety of actuarial assumptions that are uncertain.  The most significant of these assumptions is the level of anticipated death and health claims.  Other assumptions that are less significant to the appropriate level of the liability for future policy benefits are anticipated policy persistency rates, investment yields, and operating expense levels.  These are reviewed frequently by our subsidiary’s external actuaries, to assure that the current level of liabilities for future policy benefits is sufficient, in combination with anticipated future cash flows, to provide for all contractual obligations.  For all products, except for deferred annuities, the basis for the liability for future policy benefits is established at the time of issuance of each contract and would only change if our experience deteriorates to the point that the level of the liability is not adequate to provide for future policy benefits.  We do not currently expect that level of deterioration to occur.

Deferred Policy Acquisition Costs and Value of Business Acquired

Certain costs for acquiring life and property and casualty insurance business are deferred.  Acquisition costs related to the managed care business are expensed as incurred.

The costs of acquiring new life business, principally commissions, and certain variable underwriting and policy issue expenses of our life insurance segment, have been deferred.  These costs, including value of business acquired (“VOBA”) recorded upon our acquisitions of GA Life (now TSV) and TSB, are amortized to income over the premium-paying period of the related whole life and term insurance policies in proportion to the ratio of the expected annual premium revenue to the expected total premium revenue, and over the anticipated lives of universal life policies in proportion to the ratio of the expected annual gross profits to the expected total gross profits.  The expected premiums revenue and gross profits are based upon the same mortality and withdrawal assumptions used in determining the liability for future policy benefits.  For universal life and deferred annuity policies, changes in the amount or timing of expected gross profits result in adjustments to the cumulative amortization of these costs.  The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits is reported in earnings in the period such estimated gross profits are revised.

The schedules of amortization of life insurance deferred policy acquisition costs (“DPAC”) and VOBA are based upon actuarial assumptions regarding future events that are uncertain.  For all products, other than universal life and deferred annuities, the most significant of these assumptions is the level of contract persistency and investment yield rates.  For these products the basis for the amortization of DPAC and VOBA is established at the issue of each contract and would only change if our segment’s experience deteriorates to the point that the level of the net liability is not adequate.  We do not currently expect that level of deterioration to occur.  For the universal life and deferred annuity products, amortization schedules are based upon the level of historic and anticipated gross profit margins, from the date of each contract’s issued (or purchase, in the case of VOBA).  These schedules are based upon several actuarial assumptions that are uncertain, are reviewed annually and are modified if necessary.  The most significant of these assumptions are claims, investment yield rates and contract persistency.  Based upon the most recent actuarial reviews of all of the assumptions, we do not currently anticipate material changes to the level of these amortization schedules.

The property and casualty business acquisition costs consist of commissions net of reinsurance commissions during the production of business and are deferred and amortized ratably over the terms of the policies.  The method used in calculating deferred acquisition costs limits the amount of such deferred costs to actual costs or their estimated realizable value, whichever is lower.

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

Management continues to review the investment portfolios under our impairment review policy.  Given the current market conditions and the significant judgments involved, there is a continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be recorded in future periods.  Management from time to time may sell investments as part of its asset/liability management process or to reposition its investment portfolio based on current and expected market conditions.

During the year ended December 31, 2015, we recognized other-than-temporary impairments amounting to $5.2  million, $4.3 million on fixed income securities issued by the Government of Puerto Rico and $0.9 million on equity securities classified as available for sale.  The impairment analysis as of December 31, 2015 indicated that, other than those securities for which an other-than-temporary impairment was recognized, none of the securities whose carrying amount exceeded its estimated fair value was considered other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuers, movement of interest rates, specific situations within corporations, among others.  Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment.  This could result in realized losses related to other-than-temporary declines being charged against future income.

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

A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 and 2014 is included in note 3 to the audited consolidated financial statements.

Allowance for Doubtful Receivables

We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables considering, among other things, the continued deterioration of the local economy, the exposure to government accounts and the challenging business environment in the Island.  The allowance for doubtful receivables amounted to $37.2 million and $36.4 million as of December 31, 2015 and 2014, respectively.  As of December 31, 2015 and 2014, the Company had premiums and other receivables of $78.2 million and $89.9 million, respectively, from the Government of Puerto Rico, including its agencies, municipalities, and public corporations.  The related allowance for doubtful receivables as of December 31, 2015 was $19.1 million and $11.6 million, respectively. The amount of the allowance is based on the aging of unpaid accounts, information about the customer’s creditworthiness and other relevant information.  The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known.  In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts.  These percentages are based on our collection experience and are periodically evaluated.  A significant change in the level of uncollectible accounts would have a material effect on our results of operations.

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

Goodwill and Other Intangible Assets

Our consolidated goodwill and other intangible assets at December 31, 2015 were $25.4 million and $6.6 million, respectively, primarily related to the acquisition TSA in 2011.  At December 31, 2014 the consolidated goodwill and other intangible assets were $25.4 million and $9.2 million, respectively.   The goodwill and other intangible assets balance for both years were primarily related to the acquisition of TSA in 2011.  As of December 31, 2015 and 2014, the TSA goodwill was $25.0 million.  As of December 31, 2015 and 2014 other intangible assets related to the TSA acquisition were $6.2 million and $8.8 million, respectively.

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

Our goodwill impairment test uses the income approach to estimate a reporting unit’s fair value.  Use of the income approach for our goodwill impairment test reflects our view that valuation methodology provides a reasonable estimate of fair value.  The income approach is developed using assumptions about future premiums, expected claims, MLR, operating expenses and net income derived from our internal planning process and historical trends.  These estimated future cash flows are then discounted. Our assumed discount rate is based on our industry’s weighted average cost of capital.  It assumes the effective implementation of measures to contain the utilization and cost trends.  Events or changes in circumstances, including a decrease in membership, an increase in MLR and/or operating expenses, could result in goodwill impairment.

As required by FASB guidance, we completed our annual impairment tests of existing goodwill during the fourth quarter of 2015 and 2014.  Certain interim impairment tests are also performed when potential impairment indicators exist or other changes in our business occur.  If we do not achieve our earnings objectives or the cost of capital rises significantly, the assumptions and estimates underlying these impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results.  The result of the impairment test performed in 2015 and 2014 indicated that the fair value of the TSA unit exceeded its carrying value by approximately 30% and 20%, respectively.

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

VI. Recently Issued Accounting Standards

On April 7, 2015, the FASB issued guidance addressing the different balance sheet presentation requirements for debt issuance costs and debt discount and premiums.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not significantly affected.  This guidance is effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2015.  We expect the adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

On May 1, 2015, the FASB issued guidance addressing the current diversity in practice regarding the manner in which certain investments measured at net asset value with redemption dates in the future, including periodic redemption dates, are categorized within the fair value hierarchy.  This guidance eliminates the requirement to categorize within the fair value hierarchy investments for which fair values are measured at net asset value using the practical expedient.  Additionally, it eliminates the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value practical expedient.  This guidance is effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2015.  We expect the adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

On May 21, 2015, the FASB issued guidance to make targeted improvements to short-duration insurance contracts requiring insurance entities to disclose for annual reporting periods, among other information about the liability for unpaid claims and claim adjustment expenses, (1) incurred and paid claims development information by accident year, on a net basis after risk mitigation through reinsurance, for the number of years for which claims incurred typically remain outstanding (that need not exceed 10 years, including the most recent reporting period presented in the statement of financial position). Each period presented in the disclosure about claims development that precedes the current reporting period is considered to be supplementary information; and (2) for each accident year presented of incurred claims development information, quantitative information about claim frequency (unless it is impracticable to do so) accompanied by a qualitative description of methodologies used for determining claim frequency information (as well as any changes to these methodologies).  On August 12, 2015, the FASB issued guidance deferring the effective date of the above described amendments. This guidance is now effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2017. We are currently evaluating the impact, if any, the adoption of this guidance may have on the Company’s consolidated financial statements.

On January 5, 2016, the FASB issued guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  Among the many targeted improvements to U.S. GAAP are (1) requiring equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net incomes; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; and (4) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance applies to all entities that hold financial assets or owe financial liabilities. For public companies, these amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of this guidance may have on the Company’s consolidated financial statements.

On February 25, 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  This guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees. It requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The guidance requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of this guidance may have on the Company’s consolidated financial statements.

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

Risk Measurement

Our available-for-sale and held-to-maturity securities are a source of market risk.  As of December 31, 2015 approximately 85% and 100% of our investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed maturity securities.  The remaining balance of the available-for-sale portfolio is comprised of equity securities and alternative investments.  Available-for-sale securities are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized.  Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.  The fair value of the investments in our available-for-sale and held-to-maturity portfolios is exposed to both interest rate risk and equity price risk.

Interest Rate Risk

We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies.  From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200 and 300 basis point rate shifts.  Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths.  Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc.  Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available.  The following table sets forth the result of this analysis for the years ended December 31, 2015 and 2014.  The analysis does not consider any action that management can take to mitigate the impact of changes in market rates.

(Dollar amounts in millions)
Change in Interest Rates	Expected Fair Value	Amount of Decrease	% Change

December 31, 2015:
Base Scenario	$1,136.8
+100 bp	1,084.9	(51.9)	(4.6)%
+200 bp	1,037.2	(99.6)	(8.9)%
+300 bp	991.5	(145.3)	(13.0)%
December 31, 2014:
Base Scenario	$1,118.8
+100 bp	1,067.4	(51.4)	(4.6)%
+200 bp	1,020.0	(98.8)	(8.8)%
+300 bp	974.4	(144.4)	(12.9)%

We believe that an interest rate shift in a 12-month period of 100 basis points represents a moderately adverse outcome, while a 200 basis point shift is significantly adverse and a 300 basis point shift is unlikely given historical precedents.  Although we classify 99.9% of our fixed maturity securities as available-for-sale, our cash flows and the intermediate duration of our investment portfolio should allow us to hold securities until maturity, thereby avoiding the recognition of losses, should interest rates rise significantly.

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

Assuming an immediate decrease of 10% in the market value of our equity securities as of December 31, 2015 and 2014, the hypothetical loss in the fair value of these investments would have been approximately $19.7 million and $19.8 million, respectively.

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

Financial Statements

For our audited consolidated financial statements as of December 31, 2015 and 2014 and for each of the three years ended December 31, 2015 see Index to financial statements in “Item 15.   Exhibits and Financial Statements Schedules” to this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	2015
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$532,558	$754,107	$746,718	$749,771	$2,783,154
Administrative service fees	29,123	4,549	6,163	4,870	44,705
Net investment income	10,918	10,998	10,618	12,095	44,629
Other operating revenues	1,153	641	862	1,063	3,719
Total operating revenues	573,752	770,295	764,361	767,799	2,876,207
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(1,202)	(1,660)	(1,627)	(723)	(5,212)
Net realized gains, excluding other-than-temporary impairment losses on securities	7,415	12,267	66	4,950	24,698
Total net realized investment gains (losses)	6,213	10,607	(1,561)	4,227	19,486
Other income, net	1,759	1,083	2,289	1,912	7,043
Total revenues	581,724	781,985	765,089	773,938	2,902,736
Benefits and expenses
Claims incurred	432,430	637,898	634,909	613,478	2,318,715
Operating expenses	127,375	126,824	125,887	138,635	518,721
Total operating costs	559,805	764,722	760,796	752,113	2,837,436
Interest expense	2,182	2,074	1,979	1,934	8,169
Total benefits and expenses	561,987	766,796	762,775	754,047	2,845,605
Income before taxes	19,737	15,189	2,314	19,891	57,131
Income taxes	4,931	(3,712)	(1,850)	5,730	5,099
Net income	14,806	18,901	4,164	14,161	52,032
Less: Net loss attributable to non-controlling interest	30	25	30	4	89
Net income attributable to TSM	$14,836	$18,926	$4,194	$14,165	$52,121
Basic net income per share	$0.56	$0.73	$0.17	$0.57	$2.03
Diluted net income per share	$0.56	$0.73	$0.16	$0.57	$2.02

	2014
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$541,852	$543,735	$520,766	$522,213	$2,128,566
Administrative service fees	29,750	29,506	30,253	29,793	119,302
Net investment income	11,351	12,147	11,816	12,226	47,540
Other operating revenues	1,494	850	939	949	4,232
Total operating revenues	584,447	586,238	563,774	565,181	2,299,640
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	(462)	-	(708)	(1,170)
Net realized gains, excluding other-than-temporary impairment losses on securities	126	4,390	3,108	11,777	19,401
Total net realized investment gains	126	3,928	3,108	11,069	18,231
Other income, net	246	575	367	1,055	2,243
Total revenues	584,819	590,741	567,249	577,305	2,320,114
Benefits and expenses
Claims incurred	449,107	428,641	433,853	435,994	1,747,595
Operating expenses	125,367	123,589	121,036	127,202	497,194
Total operating costs	574,474	552,230	554,889	563,196	2,244,789
Interest expense	2,305	2,396	2,273	2,300	9,274
Total benefits and expenses	576,779	554,626	557,162	565,496	2,254,063
Income before taxes	8,040	36,115	10,087	11,809	66,051
Income taxes	1,111	8,662	5,432	(14,460)	745
Net income	6,929	27,453	4,655	26,269	65,306
Less: Net loss attributable to non-controlling interest	26	23	68	237	354
Net income attributable to TSM	$6,955	$27,476	$4,723	$26,506	$65,660
Basic net income per share	$0.26	$1.01	$0.17	$0.98	$2.42
Diluted net income per share	$0.25	$1.01	$0.17	$0.98	$2.41

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

In a Current Report on Form 8-K filed on January 15, 2015 (the “Form 8-K”), the Corporation announced that, on January 12, 2015, its Audit Committee had approved the dismissal of PricewaterhouseCoopers LLP (“PwC”) as the Corporation’s independent registered public accounting firm.

The audit reports of PwC on the consolidated financial statements of the Corporation as of and for the years ended December 31, 2014 and 2013 did not contain any adverse opinion or disclaimer of opinion nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years ended December 31, 2014 and 2013, and the subsequent interim period through January 15, 2015, there were (i) no disagreements between the Corporation and PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of PwC, would have caused PwC to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

The Corporation also announced in a Form 8-K filed on February 13, 2015 that, on February 12, 2015, the Audit Committee, following a competitive process approved the selection of Deloitte & Touche LLP (“Deloitte”) to serve as the Corporation’s independent registered public accounting firm for the fiscal year ending December 31, 2015. During the two fiscal years ended December 31, 2014 and 2013, and the subsequent interim period through February 12, 2015, the Corporation did not consult Deloitte, regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Corporation’s consolidated financial statements, and neither a written report was provided to the Corporation nor oral advice was provided that Deloitte concluded was an important factor considered by the Corporation in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement,” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a “reportable event,” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2015, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to a reasonable level of assurance.

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

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.  Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Triple-S Management Corporation:

We have audited the internal control over financial reporting of Triple-S Management Corporation and its subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated March 28, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

San Juan, Puerto Rico
March 28, 2016

Stamp No. E202110
affixed to original.

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

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 15.	Exhibits and Financial Statements Schedules

Financial Statements and Schedules

Financial Statements	Description

F-1	Reports of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2015 and 2014

F-3	Consolidated Statements of Earnings for the years ended December 31, 2015, 2014 and 2013

F-4	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013

F-5	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013

F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013

F-7	Notes to Consolidated Financial Statements – December 31, 2015, 2014 and 2013

Financial Statements Schedules	Description

S-1	Schedule II – Condensed Financial Information of the Registrant

S-2	Schedule III – Supplementary Insurance Information

S-3	Schedule IV – Reinsurance

S-4	Schedule V – Valuation and Qualifying Accounts

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

10.1
Agreement between the Puerto Rico Health Insurance Administration and TSS for the provision of the physical & behavioral health services under the Government Health Plan Program (incorporated herein by reference to Exhibit 10.1 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2014  (File No. 001-33865)).

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

10.21	Employment Contract between Ramón M. Ruiz Comas and TSM (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K filed on November 5, 2012 (File No. 001-33865)).

10.22*	Settlement and Release Agreement between Triple-S Management Corporation, Triple-S Salud, Inc., and the Health Insurance Administration of Puerto Rico (File No. 001-33865)

10.23*	Resolution Agreement between Triple-S Management Corporation, Triple-S Salud, Inc., and the Department of Health and Human Services (File No. 001-33865)

10.24	Employment Contract between Roberto García-Rodríguez and TSM (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K/A filed on January 6, 2016 (File No. 001-33865)).

11.1
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part II of this Annual Report on Form 10-K.

21	List of Subsidiaries of TSM. (incorporated herein by reference to Exhibit 21 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 001-33865)).

23.1*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

23.2*	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Vice President of Finance and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S. Section 1350.

32.2*	Certification of the Vice President of Finance and Chief Financial Officer required pursuant to 18 U.S. Section 1350.

99.1	Incentive Compensation Recoupment Policy (incorporated herein by reference to Exhibit 99.1 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2010 (File No. 001-33865)).

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

Triple-S Management Corporation
Registrant

By:	/s/ Roberto García-Rodríguez	Date:	March 29, 2016
Roberto García-Rodríguez
President and Chief Executive Officer

By:	/s/ Juan J. Román-Jiménez	Date:	March 29, 2016
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez	Date:	March 29, 2016
Luis A. Clavell-Rodríguez
Director and Chairman of the Board

By:	/s/ Adamina Soto-Martínez	Date:	March 29, 2016
Adamina Soto-Martínez
Director and Vice-Chairman of the Board

By:	/s/ David H. Chafey, Jr	Date:	March 29, 2016
David H. Chafey, Jr.
Director

By:	/s/ Jorge L. Fuentes-Benejam	Date:	March 29, 2016
Jorge L. Fuentes-Benejam
Director

By:	/s/ Antonio F. Faría-Soto	Date:	March 29, 2016
Antonio F. Faría-Soto
Director

By:	/s/ Manuel Figueroa-Collazo	Date:	March 29, 2016
Manuel Figueroa-Collazo
Director

By:	/s/ Cari M. Domínguez	Date:	March 29, 2016
Cari M. Domínguez
Director

By:	/s/ Joseph A. Frick	Date:	March 29, 2016
Joseph A. Frick
Director

By:	/s/ Roberto Santa María-Ros	Date:	March 29, 2016
Roberto Santa María-Ros
Director

Triple-S Management Corporation
Consolidated Financial Statements
December 31, 2015, 2014, and 2013

Page(s)

Reports of Independent Registered Public Accounting Firm	2

Consolidated Financial Statements

Consolidated Balance Sheets	4

Consolidated Statements of Earnings	5

Consolidated Statements of Comprehensive Income	6

Consolidated Statements of Stockholders’ Equity	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	10–72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Triple-S Management Corporation

We have audited the accompanying consolidated balance sheets of Triple-S Management Corporation and its subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Triple-S Management Corporation and its subsidiaries as of December 31, 2015, and the results of their operations and their cash flows the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Juan, Puerto Rico
March 28, 2016

Stamp No. E202109
affixed to original.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triple-S Management Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of earnings, comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Triple-S Management Corporation and its subsidiaries at December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
San Juan, Puerto Rico
March 17, 2015

Stamp No. E199665
affixed to original.

Triple-S Management Corporation
Consolidated Balance Sheets
December 31, 2015 and 2014
(dollar amounts in thousands, except share data)

Assets	2015	2014
Investments and cash
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $1,088,258 in 2015 and $1,045,285 in 2014)	$1,133,645	$1,115,899
Equity securities (cost of $169,593 in 2015 and $150,799 in 2014)	197,071	197,756
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $3,124 in 2015 and $3,163 in 2014)	2,929	2,944
Policy loans	7,901	7,260
Cash and cash equivalents	197,818	110,037
Total investments and cash	1,539,364	1,433,896
Premium and other receivables, net	282,646	315,622
Deferred policy acquisition costs and value of business acquired	190,648	184,100
Property and equipment, net	73,953	78,343
Deferred tax asset	52,361	68,695
Goodwill	25,397	25,397
Other assets	41,776	39,683
Total assets	$2,206,145	$2,145,736
Liabilities and Stockholders’ Equity
Claim liabilities	491,765	390,086
Liability for future policy benefits	289,530	271,970
Unearned premiums	80,260	82,656
Policyholder deposits	179,287	175,235
Liability to Federal Employees’ Health Benefits Program	26,695	15,666
Accounts payable and accrued liabilities	176,910	162,458
Deferred tax liability	15,070	28,456
Long term borrowings	36,827	74,467
Liability for pension benefits	62,945	86,716
Total liabilities	1,359,289	1,287,710

Commitments and contingencies

Stockholders’ equity
Triple-S Management Corporation stockholders’ equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 and 2,377,689 at December 31, 2015 and 2014	951	2,378
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 24,047,755 and 24,654,497shares at December 31, 2015 and 2014, respectively	24,048	24,654
Additional paid-in capital	83,438	121,405
Retained earnings	713,466	661,345
Accumulated other comprehensive income, net	25,623	48,776
Total Triple-S Management Corporation stockholders’ equity	847,526	858,558
Non-controlling interest in consolidated subsidiary	(670)	(532)
Total stockholders’ equity	846,856	858,026
Total liabilities and stockholders’ equity	$2,206,145	$2,145,736

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share data)

	2015	2014	2013
Revenues:
Premiums earned, net	$2,783,154	$2,128,566	$2,203,035
Administrative service fees	44,705	119,302	108,680
Net investment income	45,174	47,540	47,288
Other operating revenues	3,719	4,232	4,778
Total operating revenues	2,876,752	2,299,640	2,363,781
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(5,212)	(1,170)	(1,042)
Net realized gains, excluding other-than-temporary impairment losses on securities	24,153	19,401	3,629
Total net realized investment gains on sale of securities	18,941	18,231	2,587
Other income, net	7,043	2,243	15,263
Total revenues	2,902,736	2,320,114	2,381,631
Benefits and expenses:
Claims incurred	2,318,715	1,747,595	1,836,201
Operating expenses	518,721	497,194	478,169
Total operating costs	2,837,436	2,244,789	2,314,370
Interest expense	8,169	9,274	9,474
Total benefits and expenses	2,845,605	2,254,063	2,323,844
Income before taxes	57,131	66,051	57,787
Income taxes	5,099	745	2,281
Net income	52,032	65,306	55,506
Less: Net loss attributable to non-controlling interest	89	354	418

Net income attributable to Triple-S Management Corporation	$52,121	$65,660	$55,924
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$2.03	$2.42	$2.02
Diluted net income per share	$2.02	$2.41	$2.01

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income
December 31, 2015, 2014, and 2013
(dollar amounts in thousands)

	2015	2014	2013
Net income	$52,032	$65,306	$55,506
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(38,989)	35,883	(36,931)
Defined benefit pension plan:
Actuarial gain (loss), net	16,105	(18,967)	20,226
Prior service credit, net	(269)	(269)	(270)
Total other comprehensive income (loss), net of tax	(23,153)	16,647	(16,975)
Comprehensive income	28,879	81,953	38,531
Comprehensive loss attributable to non-controlling interest	89	354	418
Comprehensive income attributable to Triple-S Management Corporation	$28,968	$82,307	$38,949

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity
December 31, 2015, 2014, and 2013
(dollar amounts in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity

Balance, December 31, 2012	$9,043	$19,322	$144,677	$539,761	$49,104	$761,907	$240	$762,147
Share-based compensation	-	96	2,685	-	-	2,781	-	2,781
Stock issued upon exercise of stock options	-	22	293	-	-	315	-	315
Common stock conversion	(6,665)	6,665	-	-	-	-	-	-
Repurchase and retirement of common stock	-	(1,014)	(17,557)	-	-	(18,571)	-	(18,571)
Net change in comprehensive income (loss)	-	-	-	55,924	(16,975)	38,949	(418)	38,531
Balance, December 31, 2013	$2,378	$25,091	$130,098	$595,685	$32,129	$785,381	$(178)	$785,203
Share-based compensation	-	135	2,236	-	-	2,371	-	2,371
Stock issued upon exercise of stock options	-	199	2,686	-	-	2,885	-	2,885
Repurchase and retirement of common stock	-	(771)	(13,615)	-	-	(14,386)	-	(14,386)
Net change in comprehensive income (loss)	-	-	-	65,660	16,647	82,307	(354)	81,953
Balance, December 31, 2014	$2,378	$24,654	$121,405	$661,345	$48,776	$858,558	$(532)	$858,026
Share-based compensation	-	202	8,088	-	-	8,290	-	8,290
Stock issued upon exercise of stock options	-	13	166	-	-	179	-	179
Common stock conversion	(1,427)	1,427	-	-	-	-	-	-
Repurchase and retirement of common stock	-	(2,248)	(46,221)	-	-	(48,469)	-	(48,469)
Non-controlling interest change related to retirement of consolidated subsidiary common stock	-	-	-	-	-	-	(49)	(49)
Net change in comprehensive income (loss)	-	-	-	52,121	(23,153)	28,968	(89)	28,879
Balance, December 31, 2015	$951	$24,048	$83,438	$713,466	$25,623	$847,526	$(670)	$846,856

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows
December 31, 2015, 2014, and 2013
(dollar amounts in thousands)

	2015	2014	2013
Cash flows from operating activities
Net income	$52,032	$65,306	$55,506
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,379	24,400	25,589
Net amortization of investments	6,854	6,091	5,963
Additions (reductions) to the allowance for doubtful receivables	16,121	14,819	(2,880)
Deferred tax benefit	(5,070)	(21,806)	(9,423)
Net realized investment gains on sale of securities	(18,941)	(18,231)	(2,587)
Interest credited to policyholder deposits	5,690	3,510	3,217
Share-based compensation	8,290	2,371	2,781
(Increase) decrease in assets
Premium and other receivables, net	6,399	(45,046)	21,053
Deferred policy acquisition costs and value of business acquired	(6,548)	(6,811)	(4,133)
Deferred taxes	3,616	1,954	(9,230)
Other assets	(2,630)	8,630	2,296
Increase (decrease) in liabilities
Claim liabilities	101,679	(30,335)	2,455
Liability for future policy benefits	18,146	23,930	22,665
Unearned premiums	(2,396)	(4,706)	(8,588)
Liability to FEHBP	11,029	7,518	(13,205)
Accounts payable and accrued liabilities	18,444	6,397	21,469
Net cash provided by operating activities	229,094	37,991	112,948

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows
December 31, 2015, 2014, and 2013
(dollar amounts in thousands)

	2015	2014	2013
Cash flows from investing activities
Proceeds from investments sold or matured
Securities available for sale
Fixed maturities sold	$355,045	$235,282	$160,978
Fixed maturities matured	67,615	31,329	96,597
Equity securities sold	100,152	113,942	132,433
Securities held to maturity
Fixed maturities matured	640	4,127	1,440
Other investments	-	8,925	-
Acquisition of investments
Securities available for sale
Fixed maturities	(469,198)	(288,507)	(323,003)
Equity securities	(92,844)	(69,101)	(132,543)
Securities held to maturity
Fixed maturities	(624)	(935)	(1,325)
Other investments	(2,427)	(483)	(512)
Net disbursements for policy loans	(641)	(555)	(313)
Acquisition of business, net of cash acquired of $4,618 in the year ended December 31, 2013	-	-	(4,795)
Net capital expenditures	(9,094)	(4,783)	(11,809)
Net cash (used in) provided by investing activities	(51,376)	29,241	(82,852)
Cash flows from financing activities
Repurchase and retirement of common stock	(48,287)	(11,337)	(18,250)
Change in outstanding checks in excess of bank balances	(1,786)	(4,858)	15,123
Repayments of long-term borrowings	(37,640)	(14,835)	(11,969)
Net change in short-term borrowings	-	-	(30,000)
Proceeds from policyholder deposits	16,563	9,551	9,212
Surrenders of policyholder deposits	(18,787)	(10,072)	(9,420)
Net cash used in financing activities	(89,937)	(31,551)	(45,304)
Net increase (decrease) in cash and cash equivalents	87,781	35,681	(15,208)
Cash and cash equivalents
Beginning of year	110,037	74,356	89,564
End of year	$197,818	$110,037	$74,356

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

The Company also owns a controlling interest in a health clinic in Puerto Rico, as part of our strategic initiatives.  The clinic is a member of the Mayo Clinic network.

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

Through our subsidiary TSS, we provide services to participants of the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid).  In 2011, TSS entered into a contract with an agency of Commonwealth of Puerto Rico (the government of Puerto Rico) the Administración de Servicios de Salud de Puerto Rico (ASES), to administer the provision of the physical health component of this program in five service regions in Puerto Rico on an Administrative Service Only (ASO) basis, under which TSS receives a monthly per-member, per-month administrative fee for its services and does not bear the insurance risk of the program.  On July 1, 2013, TSS amended its contract extending the administration of the provision of the physical health component of the Medicaid program in service regions in the Commonwealth of Puerto Rico (Puerto Rico government or the Commonwealth) currently administered by TSS for a 12-month period expiring on June 30, 2014. This amendment also transferred the administration of the three remaining service regions to TSS upon completion of a transition period, which ended on October 1, 2013.  On June 30, 2014, the contract was extended for a nine-month period expiring March 31, 2015.  Effective April 1, 2015, the government changed the Medicaid delivery model from an ASO to a risk based model.  Under the risk based delivery model, TSS provides healthcare services to only two service regions.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

The Company also has two other wholly owned subsidiaries, Interactive Systems, Inc. (ISI), and TSM International, LLC (TSM International).  ISI is mainly engaged in providing data processing services to the Company and its subsidiaries.  TSM International is an International Banking Entity, as licensed by the government of Puerto Rico, and currently has limited operations.

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

Reclassifications
Certain amounts within the liabilities presented in the 2014 consolidated balance sheet were reclassified to conform to the 2015 presentation.

Cash Equivalents
The Company considers all highly liquid debt instruments with maturities of three months or less at the date of acquisition to be cash equivalents.  Cash equivalents of $113,040 and $26,091 at December 31, 2015 and 2014, respectively, consist principally of money market funds and certificates of deposit with original maturities of three months or less.

Investments
Investment in securities at December 31, 2015 and 2014 consists mainly of obligations of government‑sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, corporate bonds, residential mortgage-backed securities, collateralized mortgage obligations, and equity securities.  The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Securities classified as held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity.  All other securities not included in trading or held to maturity are classified as available for sale.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

Subscriber premiums on the managed care business are billed in advance of their respective coverage period and the related revenue is recorded as earned during the coverage period.  Managed care premiums are billed in the month prior to the effective date of the policy with a grace period of up to two months.  If the insured fails to pay, the policy can be cancelled at the end of the grace period at the option of the Company.  Premiums for the Medicaid business are based on a bid contract with ASES and billed in advance of coverage period.  Under the risk-based Medicaid contract, there is an excess profit agreement which stipulates that the profit of TSS for each fiscal year of the contract term shall not exceed two and a half percentage (2.5%) of the fixed amount paid by ASES for each member.  In the event that the profit exceeds this amount, TSS and ASES shall share the excess profit in proportions of fifty percent (50%), subject to the compliance by TSS with certain quality metrics.  ASES retains the right to determine the outcome of the excess profit agreement that is based on audited financial statements of the contracted services submitted annually by TSS and the validation of the Incurred-But-Not-Reported (“IBNR”) reserve by ASES’s actuary.  During the year ended December 31, 2015, excess profit was recorded as a reduction in premiums earned and accounts payable and accrued liabilities, in the accompanying consolidated financial statements. As the contract year progresses and additional information becomes available, any excess profit will be recorded in the operating results of the period in which the information becomes available.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

Prescription drug coverage is offered to Medicare eligible beneficiaries as part of MA plans (MA-PD) and until 2014, on a stand-alone basis (stand-alone PDP).  Premiums are based on a bid contract with CMS that considers the estimated costs of providing prescription drug benefits to enrolled participants.  MA-PD and stand-alone PDP premiums are subject to adjustment, positive or negative, based upon the application of risk corridors that compare the estimated prescription drug costs included in the bids to CMS to actual prescription drug costs.  Variances exceeding certain thresholds may result in CMS making additional payments or in CMS requesting a refund for a portion of the premiums collected.  The Company estimates and records adjustments to earned premiums related to estimated risk corridor payments based upon actual prescription drug costs for each reporting period as if the annual contract were to end at the end of each reporting period.

Administrative service fees include revenue from certain groups which have managed care contracts that provide for the group to be at risk for all or a portion of their claims experience.  For these groups, the Company is not at risk and only handles the administration of managed care coverage for an administrative service fee.  The Company pays claims under commercial self-funded arrangements from its own funds, and subsequently receives reimbursement from these groups.  Until March 31, 2015, the claims related to the administration of the Medicaid business under the ASO delivery model were paid from a bank account owned and funded by the Government of Puerto Rico.  Claims paid under self-funded arrangements are excluded from the claims incurred in the accompanying consolidated financial statements.  Administrative service fees under the self-funded arrangements are recognized based on the group’s membership or incurred claims for the period multiplied by an administrative fee rate plus other fees.  In addition, some of these self-funded groups purchase aggregate and/or specific stop-loss coverage.  In exchange for a premium, the group’s aggregate liability or the group’s liability on any one episode of care is capped for the year.  Premiums for the stop-loss coverage are actuarially determined based on experience and other factors and are recorded as earned over the period of the contract in proportion to the coverage provided.  This fully insured portion of premiums is included within the premiums earned, net in the accompanying consolidated statements of earnings.  The Medicaid contract with the Government of Puerto Rico to administer the provision of the physical health component of this program contained a savings-sharing provision whereby the Government of Puerto Rico shared with TSS a portion of the medical cost savings obtained with the administration of the regions served on an administrative service basis.  Any savings-sharing amount was recorded when earned as administrative service fees in the accompanying consolidated statements of earnings.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

Allowance for Doubtful Receivables
The allowance for doubtful receivables is based on management’s evaluation of the aging of accounts and such other factors which deserve current recognition, including the continued deterioration of the local economy, the exposure to government accounts, and the challenging business environment in the island. This evaluation is performed individually on larger accounts and includes the use of all available information such as the customer’s credit worthiness and other relevant information. Actual losses could differ from these estimates.  Receivables are charged-off against their respective allowance accounts when deemed to be uncollectible.

Deferred Policy Acquisition Costs and Value of Business Acquired
Certain direct costs for acquiring successful life and accident and health, and property and casualty insurance business are deferred by the Company.  Substantially all acquisition costs related to the managed care business are expensed as incurred.

In the life and accident and health business deferred acquisition costs consist of commissions and certain expenses related to the production of life, annuity, accident and health, and credit business.  In the event that future premiums, in combination with policyholder reserves and anticipated investment income, could not provide for all future maintenance and settlement expenses, the amount of deferred policy acquisition costs would be reduced to provide for such amount.  The related amortization is provided over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies.  Interest is considered in the amortization of deferred policy acquisition cost and value of business acquired.  For these contracts interest is considered at a level rate at the time of issue of each contract, from 4.50% to 4.90% for 2015, and 4.90% for 2014 and 2013, and, in the case of the value of business acquired, at the time of any acquisition.

For certain other long-duration contracts, deferred amounts are amortized at historical and forecasted credited interest rates.  Expected premium revenue is estimated by using the same mortality and withdrawal assumptions used in computing liabilities for future policy benefits.  The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to their estimated net realizable value.  In determining estimated net realizable value, the computations give effect to the premiums to be earned, related investment income, losses and loss-adjustment expenses, and certain other costs expected to be incurred as the premium is earned.  Costs deferred on universal life and interest sensitive products are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, expenses and surrender charges.  Estimates used are based on the Company’s experience as adjusted to provide for possible adverse deviations.  These estimates are periodically reviewed and compared with actual experience.  When it is determined that future expected experience differs significantly from that assumed, the estimates are updated for current and future issues which may result in a change of deferred policy acquisition costs amortization through the consolidated statement of earnings.

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
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

Asset Category	Estimated Useful Life

Buildings	20 to 50 years
Building improvements	3 to 10 years
Leasehold improvements	Shorter of estimated useful life or lease term
Office furniture	5 years
Computer software	3 to 10 years
Computer equipment, equipment, and automobiles	3 years

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

During 2014, the Company identified events that indicated that the carrying amount of the intangible assets purchased as part of the health clinic acquisition may not be recoverable.  As such, the Company performed an impairment analysis on those intangible assets and based on the results of the test, an impairment charge of $2,221 was recorded caused by the carrying value being greater than its fair value.  After the impairment charge, which is included within the consolidated operating expenses, there is no remaining carrying value of the acquired intangible assets as of December 31, 2014.  During 2015 and 2013, impairment tests on intangible assets were performed and based on the results of the tests no impairment was recorded.

Goodwill and intangible assets that have indefinite useful lives are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  For goodwill, the impairment determination is made at the reporting unit level.  The Company first assesses qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test.  The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill.  If determined to be necessary, the two-step impairment test is used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any).   First, the Company determines the fair value of a reporting unit and compares it to its carrying amount.  Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.  The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

The annual impairment test is based on an evaluation of estimated future discounted cash flows.  The estimated discounted cash flows are based on the best information available, including supportable assumptions and projections we believe are reasonable. Our discounted cash flow estimates use discount rates that correspond to a weighted-average cost of capital consistent with a market-participant view. The discount rates are consistent with those used for investment decisions and take into account the operating plans and strategies of our operating segments. Certain other key assumptions utilized, including changes in membership, premium, health care costs, operating expenses, fees, assessments and taxes and effective tax rates, are based on estimates consistent with those utilized in our annual budgeting and planning process that we believe are reasonable. However, if we do not achieve the results reflected in the assumptions and estimates, our goodwill impairment evaluations could be adversely affected, and we may impair a portion of our goodwill, which would adversely affect our operating results in the period of impairment. Impairments, if any, would be classified as an operating expense.

Claim Liabilities
Claim liabilities for managed care policies represent the estimated amounts to be paid to providers based on experience and accumulated statistical data.  Loss-adjustment expenses related to such claims are currently accrued based on estimated future expenses necessary to process such claims. Managed care claim liabilities also include a provision for adverse deviation, which is an estimate for known environmental factors that are reasonably likely to affect the required level of reserves. This provision for adverse deviation is intended to capture the potential adverse development from known environmental factors such as our entry into new geographical markets, changes in our geographic or product mix, the introduction of new customer populations, variation in benefit utilization, disease outbreaks, changes in provider reimbursement, fluctuations in medical cost trend, variation in claim submission patterns and variation in claims processing speed and payment patterns, changes in technology that provide faster access to claims data or change the speed of adjudication and settlement of claims, variability in claim inventory levels, non-standard claim development, and/or exceptional situations that require judgmental adjustments in setting the reserves for claims.

The Company contracts with various independent practice associations (IPAs) for certain medical care services provided to some policies subscribers.  The IPAs are compensated on a capitation basis and capitation payables are included in claim liabilities.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

Future Policy Benefits
The liability for future policy benefits has been computed using the level‑premium method based on estimated future investment yield, mortality, morbidity and withdrawal experience.  The assumptions are established at the time the policy is issued and are generally not changed during the life of the policy.  The Company periodically reviews the adequacy of reserves for these policies on an aggregate basis using actual experience. If actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.  The interest rate assumption ranges between 4.50% and 5.75% for all years in issue.

Mortality has been calculated principally on select and ultimate tables in common usage in the industry.  Withdrawals have been estimated principally based on industry tables, modified by Company’s experience. The Company periodically reviews the adequacy of reserves for these policies on an aggregate basis using actual experience. If actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.

Policyholder Deposits
Amounts received for annuity contracts are considered deposits and recorded as a liability along with the accrued interest and reduced for charges and withdrawals.  Interest incurred on such deposits, which amounted to $3,379, $3,510, and $3,217, during the years ended December 31, 2015, 2014, and 2013, respectively, is included within the interest expense in the accompanying consolidated statements of earnings.

Policyholder account balances for universal life and interest sensitive products are equal to policy account values. The policy account primarily comprises cumulative deposits received and interest credited to the policyholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses.  Interest rates credited to policyholder account balances during 2015 range from 2.0% to 4.5% for universal life and interest sensitive products.  The universal life and interest sensitive products represented $62,840 and $56,323 of the policyholder deposits balance on the consolidated balance sheet as of December 31, 2015 and 2014, respectively.

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
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

Health Insurance Providers Fee
The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (ACA) mandates an annual Health Insurance Providers Fee (HIP Fee).  The annual HIP Fee, which was effective January 1, 2014, becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk each applicable calendar year.  The initial estimated annual fee is accrued as of January 1, with a corresponding deferred cost that is amortized over 12 months on a straight line basis. The fee payment is due on September 30 of each year. The Company incurred approximately $34,500 and $27,700 of such fees in 2015 and 2014, respectively, which are presented within the consolidated operating expenses.

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

Recently Issued Accounting Standards
On April 7, 2015, the FASB issued guidance addressing the different balance sheet presentation requirements for debt issuance costs and debt discount and premiums.  This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs is not significantly affected.  This guidance is effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2015.  We expect the adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

On May 1, 2015, the FASB issued guidance addressing the current diversity in practice regarding the manner in which certain investments measured at net asset value with redemption dates in the future, including periodic redemption dates, are categorized within the fair value hierarchy.  This guidance eliminates the requirement to categorize within the fair value hierarchy investments for which fair values are measured at net asset value using the practical expedient.  Additionally, it eliminates the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value practical expedient.  This guidance is effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2015.  We expect the adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.

On May 21, 2015, the FASB issued guidance to make targeted improvements to short-duration insurance contracts requiring insurance entities to disclose for annual reporting periods, among other information about the liability for unpaid claims and claim adjustment expenses, (1) incurred and paid claims development information by accident year, on a net basis after risk mitigation through reinsurance, for the number of years for which claims incurred typically remain outstanding (that need not exceed 10 years, including the most recent reporting period presented in the statement of financial position). Each period presented in the disclosure about claims development that precedes the current reporting period is considered to be supplementary information; and (2) for each accident year presented of incurred claims development information, quantitative information about claim frequency (unless it is impracticable to do so) accompanied by a qualitative description of methodologies used for determining claim frequency information (as well as any changes to these methodologies).  On August 12, 2015, the FASB issued guidance deferring the effective date of the above described amendments. This guidance is now effective for public companies for fiscal years and interim periods within such years beginning after December 15, 2017. We are currently evaluating the impact, if any, the adoption of this guidance may have on the Company’s consolidated financial statements.

On January 5, 2016, the FASB issued guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  Among the many targeted improvements to U.S. GAAP are (1) requiring equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net incomes; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; and (4) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance applies to all entities that hold financial assets or owe financial liabilities. For public companies, these amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of this guidance may have on the Company’s consolidated financial statements.

On February 25, 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  This guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees. It requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The guidance requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of this guidance may have on the Company’s consolidated financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued that could have a material impact in the Company’s financial position, operating results or financials statement disclosures.

3.	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 2015 and 2014, were as follows:

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$115,965	$301	$(26)	$116,240
U.S. Treasury securities and obligations of U.S. government instrumentalities	163,322	234	(286)	163,270
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	25,302	317	-	25,619
Municipal securities	612,225	35,418	(197)	647,446
Corporate bonds	148,198	9,782	(572)	157,408
Residential mortgage-backed securities	883	54	-	937
Collateralized mortgage obligations	22,363	368	(6)	22,725
Total fixed maturities	1,088,258	46,474	(1,087)	1,133,645
Equity securities-Mutual funds	169,593	27,851	(373)	197,071
Total	$1,257,851	$74,325	$(1,460)	$1,330,716

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$129,649	$1,014	$(19)	$130,644
U.S. Treasury securities and obligations of U.S. government instrumentalities	94,480	648	(28)	95,100
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	35,115	138	-	35,253
Municipal securities	585,088	49,181	(50)	634,219
Corporate bonds	147,224	17,744	(134)	164,834
Residential mortgage-backed securities	6,808	311	-	7,119
Collateralized mortgage obligations	46,921	1,809	-	48,730
Total fixed maturities	1,045,285	70,845	(231)	1,115,899
Equity securities-Mutual funds	150,799	47,049	(92)	197,756
Total	$1,196,084	$117,894	$(323)	$1,313,655

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity
U.S. Treasury securities and obligations of U.S.government instrumentalties	$620	$178	$-	$798
Residential mortgage-backed securities	191	17	-	208
Certificates of deposits	2,118	-	-	2,118
	$2,929	$195	$-	$3,124

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

	2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity
U.S. Treasury securities and obligations of U.S.government instrumentalties	$622	$198	$-	$820
Residential mortgage-backed securities	217	21	-	238
Certificates of deposits	2,105	-	-	2,105
	$2,944	$219	$-	$3,163

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2015 and 2014 were as follows:

	2015
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$18,989	$(26)	1	$-	$-	-	$18,989	$(26)	1
U.S. Treasury securities and obligations of U.S.governmental instrumentalities	130,996	(286)	5	-	-	-	130,996	(286)	5
Municipal securities	43,937	(197)	11	-	-	-	43,937	(197)	11
Corporate bonds	35,718	(572)	9	-	-	-	35,718	(572)	9
Collateralized mortgage obligations	1,448	(6)	1	-	-	-	1,448	(6)	1
Total fixed maturities	231,088	(1,087)	27	-	-	-	231,088	(1,087)	27
Equity securities-Mutual funds	9,319	(373)	2	-	-	-	9,319	(373)	2
Total for securities available for sale	$240,407	$(1,460)	29	$-	$-	-	$240,407	$(1,460)	29

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

	2014

	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$43,105	$(19)	2	$-	$-	-	$43,105	$(19)	2
U.S. Treasury securities and obligations of U.S.governmental instrumentalities	39,966	(28)	2	-	-	-	39,966	(28)	2
Municipal securities	6,749	(24)	3	6,693	(26)	3	13,442	(50)	6
Corporate bonds	17,053	(50)	4	20,405	(84)	4	37,458	(134)	8
Total fixed maturities	106,873	(121)	11	27,098	(110)	7	133,971	(231)	18
Equity securities-Mutual funds	7,773	(92)	2	-	-	-	7,773	(92)	2
Total for securities available for sale	$114,646	$(213)	13	$27,098	$(110)	7	$141,744	$(323)	20

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
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

The Corporation’s process for identifying and reviewing invested assets for other-than temporary impairments during any quarter includes the following:

•	Identification and evaluation of securities that have possible indications of other-than-temporary impairment, which includes an analysis of all investments with gross unrealized investment losses that represent 20% or more of their cost and all investments with an unrealized loss greater than $100.

•	For any other securities with a gross unrealized investment loss we might review and evaluate investee’s current financial condition, liquidity, near-term recovery prospects, implications of rating agency actions, the outlook for the business sectors in which the investee operates and other factors.

•	Consideration of evidential matter, including an evaluation of factors or triggers that may or may not cause individual investments to qualify as having other-than-temporary impairments.

•	Determination of the status of each analyzed security as other-than-temporary or not, with documentation of the rationale for the decision; and

•	Equity securities are considered to be impaired based on market conditions and the length of time the funds have been in a loss position.

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

Obligations of Government-Sponsored Enterprises, Obligations of U.S. Government Instrumentalities and Municipal Securities:  The unrealized losses on the Corporation’s investments in obligations of Government Sponsored Enterprises, U.S. Government Instrumentalities, and Municipal Securities were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

Mutual Funds:  As of December 31, 2015, investments in mutual funds with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.  During the year 2015, positions with a total fair market value of $13,189 were impaired by $945. There were no impairment on mutual funds during the year 2014.  During the year 2013, mutual funds investments with a total fair market value of $8,958 were impaired by $1,042.

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $16,182 and a gross unrealized gain of $31, and (2) bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina) with a fair value of $9,437 and a gross unrealized gain of $286 after the other-than-temporary impairment on some of the Cofina holdings.

Besides holdings in escrowed bonds, which are backed by US Government securities and therefore have an implicit AA+/Aaa rating, our exposure is in senior lien bonds issued by Cofina.

We considered our investments in Cofina bonds other-than-temporarily impaired as of December 31, 2015, because: (a) the financial position of the Commonwealth of Puerto Rico is distressed, evidenced by a lack of liquidity, a lack of market access and missed debt service payments, and (b) a possible consolidated debt restructuring of Puerto Rico bonds could include Cofina or could jeopardize the separation of the sales tax revenue stream.  As a result, during the year ended December 31, 2015, we recorded an other-than-temporary impairment related to these positions amounting to $4,267.  During the year ended December 31, 2014, impairments on Cofina bonds amounted to $1,170.  There was no impairment on Cofina during the year ended December 31, 2013.

Maturities of investment securities classified as available for sale and held to maturity at December 31, 2015 were as follows:

	Amortized Cost	Estimated Fair Value

Securities available for sale
Due in one year or less	$26,160	$26,644
Due after one year through five years	393,269	397,426
Due after five years through ten years	114,636	121,457
Due after ten years	530,947	564,456
Residential mortgage-backed securities	883	937
Collateralized mortgage obligations	22,363	22,725
	$1,088,258	$1,133,645
Securities held to maturity
Due in one year or less	$2,118	$2,118
Due after ten years	620	798
Residential mortgage-backed securities	191	208
	$2,929	$3,124

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

Investments with an amortized cost of $5,136 and $4,383 (fair value of $5,276 and $4,582) at December 31, 2015 and 2014, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code of the Commonwealth of Puerto Rico (the Insurance Code).

Information regarding realized and unrealized gains and losses from investments for the years ended December 31, 2015, 2014, and 2013 is as follows:

	2015	2014	2013

Realized gains (losses)
Fixed maturity securities
Securities available for sale
Gross gains from sales	$8,208	$5,118	$5,408
Gross losses from sales	(646)	(5,884)	(4,553)
Gross losses from other-than-temporary impairments	(4,267)	(1,170)	-
Total fixed maturity securities	3,295	(1,936)	855
Equity securities
Securities available for sale
Gross gains from sales	17,903	20,848	5,084
Gross losses from sales	(1,312)	(2,106)	(2,310)
Gross losses from other-than-temporary impairments	(945)	-	(1,042)
Total equity securities	15,646	18,742	1,732
Net realized gains on securities available for sale	18,941	16,806	2,587
Gross gain from other investment	-	1,425	-
Net realized gains on securities	$18,941	$18,231	$2,587

The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.

	2015	2014	2013

Changes in unrealized gains (losses)
Recognized in accumulated other comprehensive income (loss)
Fixed maturities – available for sale	(25,227)	46,220	(71,904)
Equity securities – available for sale	(19,479)	(5,620)	28,369
	$(44,706)	$40,600	$(43,535)
Not recognized in the consolidated financial statements
Fixed maturities – held to maturity	$(24)	$49	$(207)

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

The deferred tax asset (liability) on unrealized gains (losses) change recognized in accumulated other comprehensive income during the years 2015, 2014, and 2013 was $5,717, $(4,717), and $6,604, respectively.

As of December 31, 2015 and 2014 no individual investment in securities exceeded 10% of stockholders’ equity.

4.	Net Investment Income

Interest and/or dividend income from:

	Years ended December 31
	2015	2014	2013

Fixed maturities	$36,256	$38,559	$37,302
Equity securities	7,146	7,660	8,640
Policy loans	557	545	472
Cash equivalents and interest-bearing deposits	143	117	84
Other	1,072	659	790
Total	$45,174	$47,540	$47,288

5.	Premium and Other Receivables, Net

Premium and other receivables, net as of December 31 were as follows:

	2015	2014

Premium	$92,600	$131,496
Self-funded group receivables	73,552	62,189
FEHBP	13,859	12,384
Agent balances	25,424	25,300
Accrued interest	12,624	11,737
Reinsurance recoverable	48,506	50,686
Unsettled sales	-	10,456
Other	53,325	47,742
	319,890	351,990
Less allowance for doubtful receivables:
Premium	28,944	28,983
Other	8,300	7,385
	37,244	36,368
Premium and other receivables, net	$282,646	$315,622

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

The movement of deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31, 2015, 2014, and 2013 is summarized as follows:

	DPAC	VOBA	Total

Balance, December 31, 2012	$132,529	$36,128	$168,657

Additions	48,137	4,499	52,636
VOBA interest at an average rate of 5.24%	-	1,951	1,951
Amortization	(39,738)	(6,217)	(45,955)
Net change	8,399	233	8,632

Balance, December 31, 2013	140,928	36,361	177,289

Additions	48,723	-	48,723
VOBA interest at an average rate of 5.17%	-	1,726	1,726
Amortization	(37,895)	(5,743)	(43,638)
Net change	10,828	(4,017)	6,811

Balance, December 31, 2014	151,756	32,344	184,100

Additions	48,599	-	48,599
VOBA interest at an average rate of 5.15%	-	1,543	1,543
Amortization	(38,624)	(4,970)	(43,594)
Net change	9,975	(3,427)	6,548

Balance, December 31, 2015	$161,731	$28,917	$190,648

The VOBA addition in 2013 is related to the TSB acquisition.  The amortization expense of the deferred policy acquisition costs and value of business acquired is included within the operating expenses in the accompanying consolidated statement of earnings.

The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2016	$3,836
2017	2,861
2018	2,511
2019	2,558
2020	1,813

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

7.	Property and Equipment, Net

Property and equipment, net as of December 31 are composed of the following:

	2015	2014

Land	$10,976	$10,976
Buildings and leasehold improvements	63,967	62,989
Office furniture and equipment	22,869	20,240
Computer equipment and software	113,223	109,445
Automobiles	494	494
	211,529	204,144

Less accumulated depreciation and amortization	137,576	125,801
Property and equipment, net	$73,953	$78,343

8.	Goodwill

Certain business combination transactions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired, and is assigned to reporting units.  Goodwill recorded as of December 31, 2015 and 2014 was $25,397 which is mostly attributable to the Medicare Advantage reporting unit within the Managed Care segment.

As required by accounting guidance, the 2015 and 2014 annual goodwill impairment tests were performed and based on the results of the tests, no impairment charge was required.  If the Company does not achieve its earnings objectives or the cost of capital raises significantly, the assumptions and estimates underlying these impairment tests could be adversely affected and result in future impairment charges that would negatively impact its operating results.

Cumulative goodwill impairment charges were $2,369 as of December 31, 2015 and 2014.  All cumulative goodwill impairment related to the health clinic reporting unit, which the Company impaired in 2013 as part of the annual goodwill impairment tests performed. The fair value of the health clinic reporting unit, based on the income approach, was below the carrying value of the health clinic reporting unit.  The decline in the estimated fair value of the health clinic reporting unit resulted from lower projected revenue growth rates and profitability levels used to calculate the discounted cash flows. The lower projected operating results reflected changes in assumptions related to organic revenue growth rates, market trends, business mix, cost structure, expected deal synergies and other expectations about the anticipated short-term and long-term operating results of the health clinic business.  The decline in the fair value of the health clinic reporting unit in the step two goodwill impairment test, resulted in an implied fair value that indicated the book value should be reduced to zero.  The goodwill impairment charge was included within the consolidated operating expenses.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

9.	Intangible Asset

Intangible assets, included within other assets, as of December 31 consist of:

	2015	2014

Trade name	$5,476	$5,476
Membership base	41,188	41,188
Provider networks	1,681	1,681
Other	817	760
	49,162	49,105

Accumulated amortization	42,520	39,898
Intangible assets, net	$6,642	$9,207

Trade name and provider networks are amortized over the expected life of 3 and 5 years, respectively.  Membership base is amortized over the expected life between 1 and 13 years.

Amortization expense of intangible assets recorded for the years ended December 31, 2015, 2014, and 2013 amounted to $2,622, $5,745, and $8,638, respectively.  The amortization expense for the year ended December 31, 2014 includes an impairment charge of $2,221 related to intangible assets purchased as part of the health clinic acquisition.  There was no intangible asset impairment charge during the years ended December 31, 2015 and 2013.

Estimated amortization expense for the following five years is as follows:

Year ending December 31:
2016	$1,805
2017	1,270
2018	964
2019	739
2020	548

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

10.	Fair Value Measurements

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

The following table summarizes fair value measurements by level at December 31, 2015 and 2014 for assets measured at fair value on a recurring basis:

	2015
	Level 1	Level 2	Level 3	Total
Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$116,240	$-	$116,240
U.S. Treasury securities and obligations of U.S. government instrumentalities	163,270	-	-	163,270
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	25,619	-	25,619
Municipal securities	-	647,446	-	647,446
Corporate Bonds	-	157,408	-	157,408
Residential agency mortgage-backed securities	-	937	-	937
Collaterized mortgage obligations	-	22,725	-	22,725
Total fixed maturities	163,270	970,375	-	1,133,645

Equity securities - Mutual funds	167,082	22,031	7,958	197,071
	$330,352	$992,406	$7,958	$1,330,716

	2014
	Level 1	Level 2	Level 3	Total
Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$130,644	$-	$130,644
U.S. Treasury securities and obligations of U.S. government instrumentalities	95,100	-	-	95,100
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	35,253	-	35,253
Municipal securities	-	634,219	-	634,219
Corporate Bonds	-	164,834	-	164,834
Residential agency mortgage-backed securities	-	7,119	-	7,119
Collaterized mortgage obligations	-	48,730	-	48,730
Total fixed maturities	95,100	1,020,799	-	1,115,899

Equity securities - Mutual funds	160,461	23,946	13,349	197,756
	$255,561	$1,044,745	$13,349	$1,313,655

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the years ended December 31, 2015 and 2014.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2015	2014	2013
Balance as of January 1,	$13,349	$17,910	$12,822

Realized gains	1,538	2,552	192
Unrealized in other accumulated comprehensive income	(4,207)	(2,937)	2,756
Purchases	1,207	501	2,439
Sales	-	-	(299)
Capital Distributions	(3,929)	(4,677)	-

Balance as of December 31,	$7,958	$13,349	$17,910

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
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheet at December 31, 2015 and 2014 are as follows:

	2015
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,901	$-	$7,901	$-	$7,901

Liabilities:
Policyholder deposits	$179,287	$-	$179,287	$-	$179,287
Long-term borrowings:
Loans payable to bank - variable	12,827	-	12,827	-	12,827
6.6% senior unsecured notes payable	24,000	-	19,920	-	19,920
Total long-term borrowings	36,827	-	32,747	-	32,747
Total liabilities	$216,114	$-	$212,034	$-	$212,034

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

	2014
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,260	$-	$7,260	$-	$7,260

Liabilities:
Policyholder deposits	$175,235	$-	$175,235	$-	$175,235
Long-term borrowings:
Loans payable to bank - variable	14,467	-	14,467	-	14,467
6.6% senior unsecured notes payable	35,000	-	33,513	-	33,513
Repurchase agreement	25,000	-	25,337	-	25,337
Total long-term borrowings	74,467	-	73,317	-	73,317
Total liabilities	$249,702	$-	$248,552	$-	$248,552
11.	Claim Liabilities

The activity in claim liabilities is as follows:
	Years ended December 31
	2015	2014	2013

Claim liabilities at beginning of year	$390,086	$420,421	$416,918
Reinsurance recoverable on claim liabilities	(40,635)	(37,557)	(39,051)
Net claim liabilities at beginning of year	349,451	382,864	377,867
Claim liabilities acquired from business acquisitions	-	-	1,048

Claims incurred
Current period insured events	2,314,609	1,761,199	1,832,414
Prior period insured events	(20,848)	(37,411)	(19,203)
Total	2,293,761	1,723,788	1,813,211

Payments of losses and loss-adjustment expenses
Current period insured events	1,920,976	1,499,646	1,507,302
Prior period insured events	271,185	257,555	301,960
Total	2,192,161	1,757,201	1,809,262

Net claim liabilities at end of year	451,051	349,451	382,864
Reinsurance recoverable on claim liabilities	40,714	40,635	37,557
Claim liabilities at end of year	$491,765	$390,086	$420,421

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for 2015, 2014 and 2013 are due primarily to better than expected utilization trends mostly in the Managed Care segment.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $24,954, $23,807, and $22,990 that is included within the consolidated claims incurred during the years ended December 31, 2015, 2014 and 2013, respectively.

12.	Federal Employees’ Health Benefits Program (FEHBP)

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

The Company also has funds available related to the FEHBP amounting to $42,572 and $39,835  as of December 31, 2015 and 2014, respectively and are included within the cash and cash equivalents in the accompanying consolidated balance sheets.  Such funds are used to cover health benefits charges, administrative expenses and service charges required by the FEHBP.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations.  Accordingly, such reserve is not reflected in the consolidated balance sheets.  The balance of such reserve as of December 31, 2015 and 2014 was $28,417 and $24,824, respectively.  The Company received $4,763, $12,766, and $634, of payments made from the contingency reserve fund of OPM during 2015, 2014, and 2013, respectively.

The claim payments and operating expenses charged to the FEHBP are subject to audit by the U.S. government.  Management is of the opinion that an adjustment, if any, resulting from such audits will not have a significant effect on the accompanying financial statements.  The claim payments and operating expenses reimbursed in connection with the FEHBP have been audited through 2011 by OPM.

13.	Long-Term Borrowings

A summary of the borrowings entered by the Company as of December 31 is as follows:

	2015	2014

Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$24,000	$35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.23% and 1.24% at December 31, 2015, and 2014, respectively).	12,827	14,467
Repurchase agreement of $25,000 entered on November 2010, which was due November 2015. Interest was payed quarterly at a fixed rate of 1.96%.	-	25,000

Total borrowings	$36,827	$74,467

Aggregate maturities of the Company’s borrowings as of December 31, 2015 are summarized as follows:

Year ending December 31
2016	$1,640
2017	1,640
2018	1,640
2019	1,640
2020	25,640
Thereafter	4,627
$36,827

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company.  The Company’s senior unsecured notes contain certain non-financial covenants with which the Company has complied at December 31, 2015.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

Interest expense on the above borrowings amounted to $2,435, $3,639, and $4,106, for the years ended December 31, 2015, 2014, and 2013, respectively.

On November 4, 2015, TSS entered into a $50,000 revolving loan agreement with a commercial bank in Puerto Rico. This line of credit has an interest rate of LIBOR plus 250 basis points, matures on November 4, 2016, and contains certain financial and non-financial covenants that are customary for this type of facility.  There is no outstanding balance as of December 31, 2015.  The agreement stipulates that any unused balance would become unavailable should TSS stop collecting payments under the Medicaid contract for four consecutive weeks.

14.	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

	Premiums Earned			Claims Incurred(1)
	2015	2014	2013	2015	2014	2013

Gross	$2,847,288	$2,199,351	$2,281,697	$2,313,191	$1,748,972	$1,841,695
Ceded	(64,134)	(70,785)	(78,662)	(19,430)	(25,184)	(28,484)
Net	$2,783,154	$2,128,566	$2,203,035	$2,293,761	$1,723,788	$1,813,211

(1)	The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $24,954, $23,806, and $22,990 that is included within the consolidated claims incurred during the years ended December 31, 2015, 2014 and 2013, respectively.

TSS, TSA, TSP and TSV, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company.  Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders.  In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts.  During 2015, 2014, and 2013 TSP placed 14.06%, 13.26%, and 12.54% of its reinsurance business with one reinsurance company.

TSS has excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties.  Reinsurance contracts are primarily for periods of one year, and are subject to modifications and negotiations in each renewal date.  Premiums ceded under these contracts amounted to $3,678, $4,901, and $10,930, in 2015, 2014 and 2013, respectively.  Claims ceded amounted to $2,665, $5,487, and $9,745, in 2015, 2014 and 2013, respectively.  Principal reinsurance agreements include an organ transplant excess of loss treaty, which covers:

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

•	For group policies, 80% of the claims up to a maximum of $800 (80% of $1,000), per person, per life. For other group policies with other options, the agreement covers 80% of the claims up to a maximum of $400 (80% of $500), per person, per life, or 80% of the claims up to a maximum of $200 (80% of $250), per person, per life.

•	For policies provided to the active and retired employees of the Commonwealth of Puerto Rico and its instrumentalities, the treaty covers 100% of the claims up to a maximum of $500 per person, per life with a basic coverage, and $1,000 per person, per life with Major medical coverage.

•	For policies provided to the municipalities of Puerto Rico, the treaty covers 100% of the claims up to a maximum of $250 with plans with lifetime limits and all other plans 100% of the claims up to a maximum of $1,000.

•	For U.S. Virgin Islands policies, the treaty covers 100% of the claims up to a maximum of $2,000 per person, per life. The first $200 are retained by Triple-S and the excess up to $800 are reinsured.

TSP has a number of pro rata and excess of loss reinsurance treaties whereby the subsidiary retains for its own account all loss payments for each occurrence that does not exceed the stated amount in the agreements and a catastrophe cover, whereby it protects itself from a loss or disaster of a catastrophic nature.  Under these treaties, TSP ceded premiums of $48,676, $52,058, and $57,643, in 2015, 2014, and 2013, respectively.

Reinsurance cessions are made on excess of loss and on a proportional basis.  Principal reinsurance agreements are as follows:

•	Property quota share treaty covering for a maximum of $20,000 for any one risk. Under this treaty 30% of the risk is ceded to reinsurers. The remaining exposure is covered by a property per risk excess of loss treaty that provides reinsurance in excess of $500 up to a maximum of $14,000, or the remaining 70% for any one risk. In addition, TSP has an additional property catastrophe excess of loss contract that provides protection for losses in excess of $8,000 resulting from any catastrophe, subject to a maximum loss of $15,000.

•	Personal property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $65,000.

•	Commercial property catastrophe excess of loss. This treaty provides protection for losses in excess of $10,000 resulting from any catastrophe, subject to a maximum loss of $135,000.

•	Property catastrophe excess of loss. This treaty provides protection in excess of $65,000 and $135,000 with respect to personal and commercial lines, respectively, resulting from any catastrophe, subject to a maximum loss of $165,000 in respect of the ceded portion of the Commercial Lines Quota Share.

•	Reinstatement premium protection. This treaty provides a maximum limit of approximately $3,500 for personal lines and $10,800 in commercial lines to cover the necessity of reinstating the catastrophe program in the event it is activated.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

•	Casualty excess of loss treaty. This treaty provides reinsurance for losses in excess of $225 up to a maximum of $12,000.

•	Medical malpractice excess of loss. This treaty provides reinsurance in excess of $150 up to a maximum of $3,000 per incident.

•	Builders’ risk quota share and first surplus covering contractors’ risk. This treaty provides protection on a 20/80 quota share basis for the initial $2,500 and a first surplus of $12,500 for a maximum of $14,500 for any one risk.

•	Surety quota share treaty covering contract and miscellaneous surety bond business. This treaty provides reinsurance of up to $5,000 for contract surety bonds, subject to an aggregate of $10,000 per contractor and $3,000 per miscellaneous surety bond.

Facultative reinsurance is obtained when coverage per risk is required. All principal reinsurance contracts are for a period of one year, on a calendar basis, and are subject to modifications and negotiations in each renewal.

The ceded unearned reinsurance premiums on TSP arising from these reinsurance transactions amounted to $10,291 and $11,374 at December 31, 2015 and 2014, respectively, and are reported as other assets in the accompanying consolidated balance sheets.

TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $9,596, $10,328, and $8,874, in 2015, 2014, and 2013, respectively. Principal reinsurance agreements are as follows:

•	Group life insurance facultative agreement, reinsuring risk in excess of $25 of certain group life policies and a combined pro rata and excess of loss agreement effective July 1, 2008, reinsuring 50% of the risk up to $200 and ceding the excess.

•	Facultative pro rata agreements for the long‑term disability insurance, reinsuring 65% of the risk.

•	Several reinsurance agreements, mostly on an excess of loss basis up to a maximum retention of $50. For certain new life products that have been issued after 1999, the retention limit is $175, and for others issued after January 1, 2015, the retention limit is $200.

•	A quota share agreement for group major medical and an excess of loss agreements for group and individual major medical, where TSV cedes 40% of all claims up to a maximum retention of $100 and 70% of all claims over $100 up to a maximum of $2,000.

•	Excess of loss agreement for the Major Medical Business in Costa Rica reinsuring 100% of all claims over $25.

TSV participates in various retrocession reinsurance agreements since early 2014. The retrocessions are based on group life and health reinsurance business pools for which TSV has participations ranging from 6.7% to 15% of the total reinsurance facility. TSV share of the reinsurer’s gross liability is limited to a maximum that ranges depending on the agreement from $50 to $500 per covered life. The agreements cover new and renewal business for a period of twelve months and may be cancelled subject to ninety days written notice at any anniversary date.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

Federal income taxes recognized by the Company’s insurance subsidiaries amounted to approximately $574, $451, and $790, in 2015, 2014, and 2013, respectively.

All other corporations within the group are subject to Puerto Rico income taxes as regular corporations, as defined in the P.R. Internal Revenue Code, as amended.  The holding company within the TSA group of companies is a U.S.-based corporation and is subject to U.S. federal income taxes.  This U.S-based corporation within our group has not provided U.S. deferred taxes on an outside basis difference created as a result of the business combination of TSA and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.  The total outside basis difference at December 31, 2015 and 2014 is estimated at $59,000 and $54,000, respectively.  We do not intend to repatriate earnings to fund U.S. and Puerto Rico operations nor do any transaction that would cause a reversal of that outside basis difference.  Because of the availability of U.S. foreign tax credits, it is not practical to determine the U.S. federal income tax liability if such outside basis difference was reversed.

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
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

Act No. 77 also allowed corporations to elect, during the period running from July 1, 2014 to October 31, 2014, to prepay at a reduced income tax rate of 12% the increase in value of long-term capital assets.  On December 22, 2014 and March 30, 2015, the Governor of Puerto Rico signed into law Act No. 238 and Act No. 44, respectively, providing further amendments to the provisions set forth by Act No.77, extending the period to prepay at the reduced tax rate of 12% on the increase in value of long-term capital assets until April 30, 2015.  In connection with this law, on April 15, 2015 and December 31, 2014, the group of corporations that comprise TSM entered into Closing Agreements with the Puerto Rico Department of Treasury.  The Closing Agreements, among other matters, were related with the payment of the preferential tax rate on the increase in value of some of its long-term capital assets, as permitted by Act No. 238 of 2014 and Act No. 44 of 2015.  The agreements also covered certain tax attributes of the Corporation.  As a result of the aforementioned tax laws and the Closing Agreements, the Company: (1) obtained a benefit from the lower tax rate provided under these statutes, (2) reassessed the realizability of some of its deferred taxes and (3) recorded a tax benefit of $2,524 and $17,049 for the years ended December 31, 2015 and 2014, respectively.

The components of income tax expense consisted of the following:

	2015	2014	2013

Current income tax expense	$10,169	$22,551	$11,704
Deferred income tax benefit	(5,070)	(21,806)	(9,423)
Total income tax expense	$5,099	$745	$2,281

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

The income tax expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	2015	2014	2013

Income before taxes	$57,131	$66,051	$57,787
Statutory tax rate	39.00%	39.00%	39.00%

Income tax expense at statutory rate	22,281	25,760	22,537
Increase (decrease) in taxes resulting from
Exempt interest income, net	(6,041)	(7,139)	(5,850)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(4,936)	(5,572)	(3,819)
Effect of using earnings under statutory accounting principles instead of GAAP for TSS and TSP	-	-	123
Effect of taxing capital gains at a preferential rate	(7,432)	(14,248)	(708)
Dividends received deduction	270	173	202
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	(1,576)	5,466	(8,285)
Other adjustments to deferred tax assets and liabilities	(58)	(707)	279
Effect of extraordinary dividend distribution from the Association - reported net of taxes in other income	(875)	-	(4,996)
Tax credit benefit	(537)	(1,482)	72
Tax returns to provision true up	(1,084)	-	-
Effect of reassessment of unused credits for alternative minimum taxes paid	-	(6,486)	-
Subtotal	(22,269)	(29,995)	(22,982)
Other permanent disallowances, net:
Disallowed resolution agreements expense	1,716	-	-
Disallowance of expenses related to exempt interest income	-	46	40
Disallowed dividend received deduction	3,598	4,815	2,502
Disallowed interest expense	12	21	21
Other	61	282	794
Total other permanent differences	5,387	5,164	3,357
Other adjustments	(300)	(184)	(631)
Total Income Tax Expense	$5,099	$745	$2,281

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2015 and 2014 of the Company and its subsidiaries is composed of the following:

	2015	2014

Deferred tax assets
Allowance for doubtful receivables	$13,434	$13,115
Liability for pension benefits	21,416	31,541
Employee benefits plan	3,177	2,283
Postretirement benefits	1,252	1,238
Deferred compensation	1,818	1,589
Accumulated depreciation	1,240	1,142
Impairment loss on investments	1,749	661
Contingency reserves	30	273
Share-based compensation	4,875	3,174
Alternative minimum income tax credit	2,066	8,673
Purchased tax credits	931	1,682
Net operating loss	12,721	11,953
Unrealized loss on securities available for sale	-	3
Difference in tax basis of investments portfolio	6,843	5,000
Accrued liabilities	2,402	1,195
Other	591	538
Gross deferred tax assets	74,545	84,060
Less: valuation allowance	(7,839)	(6,754)
Deferred tax assets	66,706	77,306

Deferred tax liabilities
Deferred policy acquisition costs	(3,673)	(3,946)
Catastrophe loss reserve trust fund	(7,664)	(7,128)
Unrealized gain upon acquisition	-	(101)
Unrealized gain on securities available for sale	(15,021)	(21,540)
Unamortized bond issue costs	(29)	(52)
Intangible asset	(3,013)	(4,172)
Accumulated depreciation	(15)	(25)
Other	-	(103)
Gross deferred tax liabilities	(29,415)	(37,067)
Net deferred tax asset	$37,291	$40,239

The net deferred tax asset shown in the table above at December 31, 2015 and 2014 is reflected in the consolidated balance sheets as $52,361 and $68,695, respectively, in deferred tax assets and $15,070 and $28,456, in deferred tax liabilities, respectively, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Company.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management believes that it is more likely than not that the Company will realize the benefits of these deductible differences.  The valuation allowance is mostly related with the net operating losses generated by the Company’s U.S. Virgin Islands and health clinic’s operations that based on the available evidence are not considered to be realizable at the reporting dates.

At December 31, 2015, the Company and its subsidiaries has net operating loss carry-forwards for Puerto Rico income tax purposes of approximately $21,600, which are available to offset future taxable income for up to December 2025. Except for the valuation allowance described in the previous paragraph, the corporation concluded that as of December 31, 2015,  it is more likely than not that the entities that have these net operating loss carry-forwards will generate sufficient taxable income within  the applicable  net operating loss carry-forward periods  to realize its deferred tax asset. This conclusion is based on the historical results of each entity, adjusted to exclude non-recurring conditions, and the forecast of future profitability. Management will continue to evaluate, on a quarterly basis, if there are any significant events that will affect the corporation’s ability to utilize these deferred tax assets.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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
The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2015 and 2014, accordingly:

	2015	2014

Change in benefit obligation
Benefit obligation at beginning of year	$205,254	$163,487
Service cost	4,137	3,589
Interest cost	8,281	8,287
Benefit payments	(7,591)	(5,858)
Actuarial (gain) loss	(25,299)	35,749
Benefit obligation at end of year	$184,782	$205,254
Accumulated benefit obligation at end of year	$152,851	$167,564

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$128,108	$116,727
Actual return on assets	1,544	9,239
Employer contributions	8,000	8,000
Benefit payments	(7,591)	(5,858)
Fair value of plan assets at end of year	$130,061	$128,108
Funded status at end of year	$(54,721)	$(77,146)

Amounts in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost
Development of prior service credit
Balance at beginning of year	$(2,673)	$(3,123)
Amortization	450	450
Net prior service credit	(2,223)	(2,673)

Development of actuarial loss
Balance at beginning of year	80,118	50,247
Amortization	(5,939)	(4,134)
(Gain)/Loss arising during the year	(18,463)	34,005
Actuarial net loss	55,716	80,118
Sum of deferrals	$53,493	$77,445
Net amount recognized	$(1,228)	$299

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

The following assumptions were used on a weighted average basis to determine benefits obligations of the plan as of December 31, 2015 and 2014.

	2015	2014

Discount rate	4.75%	4.25%
Rate of compensation increase	Graded; 3.50%	Graded; 3.50%
	to 8.00%	to 8.00%

The assumed discount rate of 4.75% at December 31, 2015 reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. The Company determined the discount rate based on a range of factors, including a yield curve comprised of the rates of return on high-quality, fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations.

The amounts recognized in the balance sheets as of December 31, 2015 and 2014 consist of the following:

	2015	2014

Pension liability	$54,721	$77,146
Accumulated other comprehensive loss, net of a deferred tax of $17,500 and $26,841 in 2015 and 2014, respectively	35,993	50,604

The components of net periodic benefit cost for 2015, 2014, and 2013 were as follows:

	2015	2014	2013

Components of net periodic benefit cost
Service cost	$4,137	$3,589	$4,254
Interest cost	8,281	8,287	7,915
Expected return on plan assets	(8,380)	(7,496)	(6,758)
Prior service benefit	(450)	(450)	(450)
Actuarial loss	5,939	4,134	7,308
Net periodic benefit cost	$9,527	$8,064	$12,269

Net periodic benefit cost may include settlement charges as a result of retirees selecting lump-sum distributions. Settlement charges may increase in the future if the number of eligible participants deciding to receive distributions and the amount of their benefits increases.  There were no settlement charges during the years ended December 31, 2015, 2014 and 2013.

The estimated net loss and prior service benefit that will be amortized from accumulated other comprehensive loss into net periodic pension benefits cost during the next twelve months is as follows:

Prior service cost	$(450)
Actuarial loss	3,675

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

The following assumptions were used on a weighted average basis in computing the periodic benefit cost for the years ended December 31, 2015, 2014, and 2013:

	2015	2014	2013

Discount rate	4.25%	5.25%	4.50%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	Graded; 3.50% to 8.00%	Graded; 3.50% to 8.00%	Graded; 3.50% to 8.00%

The basis of the overall expected long-term rate of return on assets assumption is a forward-looking approach based on the current long-term capital market outlook assumptions of the assets categories in which the trust invests and the trust’s target asset allocation. At December 31, 2015, the assumed target asset allocation for the program is: 44% to 56% in equity securities, 34% to 46% in debt securities, and 6% to 14% in other securities. Using a mean-variance model to project returns over a 30-year horizon under the target asset allocation, the 35 to 65 percentile range of annual rates of return is 6.2% to 7.7%. The Company selected a rate from within this range of 7.00% for 2015 and 2014, which reflects the Company’s best estimate for this assumption based on the data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.10% reduction for other administrative expenses charged to the trust.

Plan Assets

Plan assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For level inputs and input definition, see Note 9.

The following table summarizes fair value measurements by level at December 31, 2015 and 2014 for assets measured at fair value on a recurring basis:

	2015
	Level 1	Level 2	Level 3	Total

Government obligations	$-	$9,009	$-	$9,009
Non-agency backed securities	-	745	-	745
Corporate obligations	-	10,865	-	10,865
Partnership/Joint venture	-	-	567	567
Limited Liability Corporations	-	60,417	-	60,417
Real estate	-	-	5,929	5,929
Registered investments	6,224	5,927	-	12,151
Common/Collective trusts	-	16,479	-	16,479
Hedge funds	-	8,284	-	8,284
Common stocks	1,985	-	-	1,985
Preferred stocks	121	-	-	121
Forward foreign currency contracts	-	3	-	3
Interest-bearing cash	550	-	-	550
Derivatives	-	(28)	-	(28)
	$8,880	$111,701	$6,496	$127,077

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2015 and 2014 is as follows:

	Government Obligations	Corporate Obligations	Partnership/ Joint Venture	Real Estate	Hedge Funds	Total

Beginning balance at December 31, 2013	$67	2	1,631	4,523	-	$6,223
Actual return on program assets:
Relating to assets still held at the reporting date	1	-	207	515	-	723
Relating to assets sold during the period	-	1	(115)	145	-	31
Purchases, issuances, and settlements	4	(3)	(626)	1,014	-	389
Transfer in and/or out	(72)	-	-	-	-	(72)
Ending balance at December 31, 2014	-	-	1,097	6,197	-	7,294

Actual return on program assets:
Relating to assets still held at the reporting date	-	-	103	384	-	487
Relating to assets sold during the period	-	-	(39)	636	-	597
Purchases, issuances, and settlements	-	-	(594)	(1,288)	-	(1,882)
Transfer in and/or out	-	-	-	-	-	-
Ending balance at December 31, 2015	$-	$-	$567	$5,929	$-	$6,496

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
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

Cash Flows

The Company expects to contribute $8,000 to its pension program in 2016.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31
2016	$8,464
2017	9,259
2018	11,421
2019	11,664
2020	11,956
2021 – 2025	66,475

Noncontributory Supplemental Pension Plan

In addition, the Company sponsors a noncontributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits.  At December 31, 2015 and 2014, the Company has recorded a pension liability of $8,224 and $9,570, respectively.  The charge to accumulated other comprehensive loss related to the noncontributory pension plan at December 31, 2015 and 2014 amounted to $862 and $2,087, respectively, net of a deferred tax asset of $556 and $1,339, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

The interest earning assets in this fund, which amounted to $46,221 and $42,324 as of December 31, 2015 and 2014, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

TSP is required to contribute to the trust fund, if needed or necessary, on or before January 31 of the following year. Contributions are determined by a rate determined or established by the Commissioner of Insurance for the catastrophe policies written in that year. No contribution was required for 2015 and 2014 since the level of the catastrophe reserve exceeds 8% of the catastrophe exposure.

The amount in the trust fund may be withdrawn or released in the case that TSP ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.

TSP retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2015 and 2014 amounted to $43,041 and $40,457, respectively.

18.	Stockholders’ Equity

a. Common Stock

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

On November 12, 2015, the Company converted 1,426,721 issued and outstanding Class A shares into Class B common stock purchased pursuant to the provisions of the Articles of incorporation approved by Class A shareholders at the time of the Company’s Initial Public Offering.

b. Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2015 and 2014, there are no issued and outstanding preferred shares.

c. Liquidity Requirements

As members of the BCBSA, the Company, TSS, and TSA are required by membership standards of this association to maintain liquidity as defined by BCBSA. That is, to maintain net worth exceeding the Company Action Level as defined in the National Association of Insurance Commissioners’ (NAIC) Risk-Based Capital for Insurers Model Act. The companies are in compliance with this requirement.

d. Dividends

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

The Company’s ability to pay dividends is dependent, among other factors, on its ability to collect cash dividends from its subsidiaries, which are subject to regulatory requirements, which may restrict their ability to declare and pay dividends or distributions.  In addition, an outstanding secured term loan restricts our ability to pay dividends in the event of default (see note 12).

The accumulated earnings of TSS, TSA, TSV, TSB and TSP are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Under Puerto Rico insurance regulations, the regulated subsidiaries are permitted, without requesting prior regulatory approval, to pay dividends as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains).  Regulated subsidiaries will be permitted to pay dividends in excess of the lesser of such two amounts only if notice of its intent to declare such a dividend and the amount thereof is filed with the Commissioner of Insurance and such dividend is not disapproved within 30 days of its filing. As of December 31, 2015, the dividends permitted to be distributed in 2015 by the regulated subsidiaries without prior regulatory approval from the Commissioner of Insurance amounted to approximately $33,300.  This amount excludes any dividend from TSA because as stated in note 15, we do not intend to repatriate earnings from this subsidiary nor do any transaction that would cause a reversal on an outside basis difference created as a result of the business combination of TSA and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

19.	Stock Repurchase Programs

The Company repurchases shares through open market transactions, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.  Shares purchased under share repurchase programs are retired and returned to authorized and unissued status.

A summary of share repurchase programs in place during the three-year-period ended December 31, 2015 is as follows:

•	In September 2010, the Company’s Board approved a repurchase program (2010 $30,000 stock repurchase program). This program was discontinued on March 23, 2013.

•	On March 6, 2013, the Company’s Board authorized the repurchase of up to $30,000 of Class B shares (2013 $30,000 stock repurchase program) concurrent with the conversion of 7 million Class A shares into Class B shares and the public offering of a substantial majority of such converted shares. As part of the Offering, on May 17, 2013, the Company repurchased and retired 1,000,000 shares at a price of $18.25 per share.

•	In July 2013 the Company’s Board of Directors authorized a $11,500 repurchase program (2013 $11,500 stock repurchase program) of its Class B common stock. This program was discontinued on October 28, 2014.

•	In October 2014 the Company’s Board of Directors authorized a $50,000 repurchase program (2014 $50,000 share repurchase program) of its Class B common stock. This program was completed on October 7, 2015.

•	In November 2015 the Company’s Board of Directors authorized a $25,000 repurchase program (2015 $25,000 share repurchase program) of its Class B common stock. As of December 31, 2015 The Company has $21,371 remaining under this repurchase program.

The stock repurchase activity under stock repurchase programs for the years ended December 31, 2015, 2014, and 2013 is summarized as follows:

	2015			2014			2013

	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased

2015 $25,000 program	154,554	$23.72	$3,629	-	$-	$-	-	$-	$-
2014 $50,000 program	2,086,532	21.69	44,658	228,525	23.55	5,341	-	-	-
2013 $11,500 program	-	-	-	367,700	16.32	5,995	-	-	-
2013 $30,000 program	-	-	-	-	-	-	1,000,000	18.25	18,250
Total	2,241,086	$21.87	$48,287	596,225	$20.28	$11,336	1,000,000	$18.25	$18,250

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

20.	Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) are as follows:

	Unrealized Gains on securities	Liability for Pension Benefits	Accumulated Other Comprehensive Income

Beginning balance at December 31, 2014	$101,467	$(52,691)	$48,776

Net current period change	(22,612)	12,164	(10,448)
Reclassification adjustments for gains and losses reclassified in income	(16,377)	3,672	(12,705)
Ending balance at December 31, 2015	$62,478	$(36,855)	$25,623

The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2015, 2014 and 2013 are as follows:

	2015
	Before-Tax Amount	Deferred Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized holding gains on securities arising during the period	$(25,765)	$3,153	$(22,612)
Less reclassification adjustment for gains and losses realized in income	(18,941)	2,564	(16,377)
Net change in unrealized gain	(44,706)	5,717	(38,989)
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	6,020	(2,348)	3,672
Net change arising from assumptions and plan changes and experience	19,940	(7,776)	12,164
Net change in liability for pension benefits	25,960	(10,124)	15,836
Net current period change	$(18,746)	$(4,407)	$(23,153)

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

	2014
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

	2013
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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

21.	Share-Based Compensation

In December 2007 the Company adopted the 2007 Incentive Plan (the Plan), which permits the Board to grant stock options, restricted stock awards and performance awards to eligible officers, directors and employees. The Plan authorizes the granting of up to 4,700,000 of Class B common shares of authorized but unissued stock. At December 31, 2015 and 2014, there were 1,677,395 and 2,174,711 shares available for the Company to grant under the Plan, respectively. Stock options can be granted with an exercise price at least equal to the stock’s fair market value at the grant date. The stock option awards vest in equal annual installments over 3 years and their expiration date cannot exceed 7 years. The restricted stock and performance awards are issued at the fair value of the stock on the grant date with vesting periods ranging from one to three years. Restricted stock awards vest in installments, as stipulated in each restricted stock agreement. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards are achieved.

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

Stock option activity during the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding balance at January 1, 2015	17,353	$13.50
Exercised during the year	(12,913)	$13.85
Outstanding balance at December 31, 2015	4,440	$12.49	0.01	$50,705
Exercisable at December 31, 2015	4,440	$12.49	0.01	$50,705

No options were granted during the three years ended December 31 2015, 2014 and 2013.  There were 12,913, 199,002 and 21,724 exercised options during 2015, 2014 and 2013, respectively.  No cash was received from stock options exercises during the years ended December 31, 2015 and 2014.  During the years ended December 31, 2015, 2014 and 2013, 7,235, 174,090 and 14,095 shares, respectively, were repurchased and retired as a result of non-cash exercise of stock options.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2015, and changes during the year ended December 31, 2015, are presented below:

	Restricted Awards		Performance Awards
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Exercise Price

Outstanding balance at January 1, 2015	179,026	$17.31	459,899	$17.14
Granted	147,740	20.33	349,576	18.96
Lapsed	(163,986)	17.82	(134,297)	18.03
Forfeited (due to termination)	(6,449)	21.80	(138,433)	18.62
Forfeited (due to performance payout less than 100%)	-	-	(41,740)	16.37
Outstanding balance at December 31, 2015	156,331	$19.45	495,005	$17.84

The weighted average grant date fair value of restricted shares granted during the year 2015, 2014 and 2013 were $20.33, $16.46, and $18.43, respectively. Total fair value of restricted stock vested during the year ended December 31, 2015, 2014 and 2013 was $3,608, $1,146 and $865, respectively.

At December 31, 2015 there was $5,577 of total unrecognized compensation cost related to nonvested share‑based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 0.96 years. The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.

22.	Net Income Available to Stockholders and Basic Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31:

	2015	2014	2013

Numerator for earnings per share
Net income attributable to TSM available to stockholders	$52,121	$65,660	$55,924
Denominator for basic earnings per share –
Weighted average of common shares	25,674,079	27,102,127	27,692,937
Effect of dilutive securities	87,662	86,705	99,872
Denominator for diluted earnings per share	$25,761,741	$27,188,832	$27,792,809
Basic net income per share attributable to TSM	$2.03	$2.42	$2.02
Diluted net income per share attributable to TSM	$2.02	$2.41	$2.01

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

23.	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under non-cancelable operating leases. Minimum annual rental commitments at December 31, 2015 under existing agreements are summarized as follows:

Year ending December 31
2016	$5,227
2017	4,098
2018	3,406
2019	3,249
2020	2,541
Total	$18,521

Rental expense for 2015, 2014, and 2013 was $7,730, $8,738, and $10,287 respectively.

Pursuant to the provisions of the Puerto Rico Insurance Code and Regulations, TSP is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association).  As a participant, TSP shares the risk, proportionately with other members, based on a formula established by the Puerto Rico Insurance Code, of the results and financial condition of the Association, and accordingly, may be subject to assessments to cover obligations of the Association or may receive refund distributions for good experience.  On July 15, 2013, the Governor of Puerto Rico signed into law Act No. 60, which authorized the Association to declare an extraordinary dividend to its members of up to $200,000 subject to the payment of a special tax rate of 50%.  During the year ended December 31, 2013, TSP received from the Association a special distribution of $12,811, net of a tax, which is included as other income in the accompanying consolidated statements of earnings.  In December 2015, the Association declared another extraordinary dividend to its members for $21,000 subject to a special tax rate of 15% as allowed by Act No. 201 of December 7, 2015.   The dividend will be received net of tax in three installments in 2016.  During the year ended December 31, 2015, TSP recorded a special distribution of $1,672, net of tax, which is included as other income in the accompanying consolidated statements of earnings.

24.	Contingencies

The Company’s business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company’s compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

As of December 31, 2015, the Company is involved in various legal actions arising in the ordinary course of business. The Company is also defendant in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although the Company believes the estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.  The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any.  Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material adverse effect on the consolidated financial condition, operating results and/or cash flows of the Company.

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

Claims by Heirs of Former Shareholders
The Company and Triple-S Salud, Inc. (TSS) are defending nine individual lawsuits, all filed in state court, from persons who claim to have inherited a total of 124 shares of the Company or one of its predecessors or affiliates (before giving effect to the 3,000-for-one stock split). While each case presents unique facts and allegations, the lawsuits generally allege that the redemption of the shares by the Company pursuant to transfer and ownership restrictions contained in the Company’s (or its predecessors’ or affiliates’) articles of incorporation and bylaws was improper.

In one of these cases, entitled Vera Sánchez, et al, v. Triple-S, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law. The Puerto Rico’s Court of First Instance dismissed the claim and determined it was time barred under the local securities law. On January 27, 2012, the Puerto Rico Court of Appeals upheld the dismissal. On October 1, 2013, the Puerto Rico Supreme Court reversed the dismissal, holding that the two-year statute of limitations contained in the local securities law did not apply and returning it to the Court of First Instance. After returning to the Court of First Instance, the parties have been conducting discovery. On December 16, 2015, the Company filed a motion for summary judgment. The parties are awaiting further proceedings.

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

The fourth case, entitled Montilla López, et al, v. Seguros de Servicios de Salud, et al, was filed on November 29, 2011. The Company filed a motion to dismiss on the grounds that the claim is time barred under the local securities laws, which was denied by the court on January 24, 2013.  After two amendments to plaintiff’s complaint, the Company filed its response on June 13, 2013.  A status conference is scheduled for May 24, 2016. Discovery is ongoing.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

The fifth case, entitled Cebollero Santamaría v. Triple-S Salud, Inc., et al, was filed on March 26, 2013, and the Company filed its response on May 16, 2013. On October 29, 2013, the Company filed a motion for summary judgment on the grounds that the claim is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies and, in the alternative, that plaintiff failed to state a claim for which relief can be granted, which was denied by the court.  On November 2, 2015, the Company filed a petition of Writ of Certiorari with the Puerto Rico Court of Appeals, which was denied on March 8, 2016.  On March 23, 2016, the Company filed a request for reconsideration to its petition of Writ of Certiorari with the Puerto Rico Courts of Appeals.  Discovery is ongoing.

The sixth case, entitled Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al, was filed on April 16, 2013 and the Company filed its response on June 21, 2013. After several pleas, including a motion to dismiss filed by the Company, plaintiff amended their complaint. On November 5, 2013, the Company moved to dismiss the first amended complaint. On May 16, 2014, plaintiffs filed a motion for summary judgment, which the Company opposed on May 28, 2014. On June 16, 2014, the court ordered plaintiffs to file a memorandum of law and struck plaintiff’s motion for summary judgment. On September 18, 2014, the court denied our motion to dismiss the amended complaint. On September 29, 2014, the Company filed a motion for reconsideration, which was denied by the court on November 4, 2014.  On December 4, 2014, the Company filed a petition of Writ of Certiorari with the Puerto Rico Court of Appeals, which was denied on April 1, 2015.  A pretrial hearing is scheduled for June 16, 2016. Discovery is ongoing.

The seventh case, entitled Allende Santos, et al, v. Triple-S Salud, et al, was filed on March 28, 2014. On July 2, 2014, the Company filed its response. A status conference is scheduled for May 19, 2016. Discovery is ongoing.

The eighth case, entitled Gallardo Mendez, et al, v. Triple-S Management Corporation, was filed on December 30, 2014.  On March 13, 2015, the Company filed a motion to dismiss.  After an extension of time granted by the court, plaintiff did not file an opposition.  Therefore, on June 16, 2015, the court deemed our motion to dismiss unopposed. We are awaiting the court’s ruling on the Company’s motion to dismiss and further proceedings.

The ninth case, entitled Ruiz de Porras, et al, v. Triple-S Salud, Inc., was filed on January 7, 2016. On March 28, 2016, the Company filed its response.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

Plaintiffs seek the reimbursement of funds for the class amounting to $406,600, treble damages under RICO, and equitable relief, including a permanent injunction and declaratory judgment barring defendants from their alleged conduct and practices, along with costs and attorneys’ fees. Discovery has been completed.

Since 2011, TSP has been defending this claim and, jointly with other defendants, has filed several pleas in connection with the certification of the class and the dismissal of the claim. On December 17, 2015, three defendants filed a joint motion informing the court that said defendants are conducting negotiations to settle the claim and requested a 60-day period in other to continue the negotiations.  Subsequently, the term to continue negotiations was extended until April 17, 2016.

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the BCBSA in a multi-district class action litigation filed on July 24, 2012 that alleges that the exclusive service area (ESA) requirements of the Primary License Agreements with Plans violate antitrust law, and the plaintiffs in these suits seek monetary awards and in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama. Prior to centralization, motions to dismiss were filed by several plans, including TSS. The parties have filed several pleas and presented their position in argumentative hearings before the court in connection with the motion to dismiss, which was ultimately dismissed without prejudice by the court.   Also, on April 6, 2015, plaintiffs filed suit in the United States District Court of Puerto Rico, which we believe does not preclude TSS’ jurisdictional arguments. Discovery is ongoing. The Company has joined BCBSA in vigorously contesting these claims.

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

On June 5, 2014, ASES initiated an administrative hearing against TSS moved by a primary medical group for alleged outstanding claims related to services provided to Medicaid beneficiaries from 2005 to 2010, totaling approximately $3,000. On June 19, 2014, TSS filed its response.  On June 25, 2014, the hearing officer ordered the parties to file a joint working plan and schedule, which the parties are executing.  Discovery has been completed and the parties are awaiting further proceedings.

On April 17, 2015, ASES notified the Company of a complaint from a medical service provider demanding payment amounting to $5,073.  Claimant alleges that TSS did not pay the claims, paid them incorrectly, or recovered payments from the provider for which TSS did not have the right. TSS answered the complaint and counterclaimed.  The parties are conducting meetings to assess the possibility to resolve this matter outside the administrative forum.  TSS denies any wrongdoing and will continue to defend this matter vigorously.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

Regulatory Matters

Our business is subject to review by regulators in Puerto Rico, U.S. Virgin Islands, British Virgin Islands, Anguilla and Costa Rica. Also, our Medicare and Medicaid segments are subject to the review of federal regulatory authorities. These regulatory authorities conduct regular reviews of many aspects of our business, including, but not limited to, legal and regulatory compliance, business practices, privacy issues, delivery of services, among others.  These reviews could result in fines or other sanctions being imposed on us or may require us to adopt corrective action plans or changes in our practices.  Also, they could have a material adverse effect on our reputation and business, including mandatory disclosure to the media, significant increases in the cost of managing and remediating incidents and material fines, contract termination, penalties and litigation awards, among other consequences, any of which could have a material and adverse effect on our results of operations, financial position and cash flows.

On November 20, 2015, the Company entered into a Resolution Agreement with HHS and OCR (the Resolution Agreement) to settle all incidents being investigated by OCR up to the date of execution of the Resolution Agreement. As part of the Resolution Agreement, the Company agreed to pay $3.5 million, without admitting any liability, implement a three year corrective action plan, and comply with other terms and conditions. The amount paid as part of this agreement is included as operating expenses in the accompanying consolidated statements of earnings for the year ended December 31, 2015.

On November 20, 2015, the Company also reached a settlement agreement with ASES (the ASES Settlement Agreement) related to any and all privacy related incidents reported to ASES up to the date of execution of the ASES Settlement Agreement. As part of the ASES Settlement Agreement, the Company did not admit any liability and agreed to pay ASES $1.5 million in full accord and satisfaction and settlement of any and all reported incidents. The amount paid as part of this agreement is included as operating expenses in the accompanying consolidated statements of earnings for the year ended December 31, 2015.

ASES Audits

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

On July 2, 2014, ASES notified TSS that the results of an audit conducted in connection with the government health plan contract for several periods between October 2005 to September 2013, reflected overpayment of premiums made to TSS pursuant to prior contracts with ASES in the amount of $7,950. The alleged overpayments were related to duplicated payments or payments made for deceased members, and requested the reimbursement of the alleged overpayment. TSS contends that ASES request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES, and that ASES, under the terms of the contracts, was responsible for certifying the membership.  On March 24, 2015, the court ruled that the scope of the 2011 settlement agreement did not preclude ASES from recovering “future claims” including the alleged improper payments. After the denial of a subsequent motion for reconsideration and a petition for a Writ of Certiorari by the Puerto Rico Court of Appeals, on January 21, 2016, TSS filed a petition of a Writ of Certiorari with the Supreme Court of Puerto Rico. TSS also amended its claim to include the Puerto Rico Health Department (PRHD), as it asserts the PRHD is an indispensable party for the resolution of this matter.  With this amendment, TSS seeks payment of approximately $5,000 as, if ASES’s allegations are considered correct, premiums paid to TSS should have been higher than what ASES actually paid given the additional risk assumed by TSS.   The Company will continue to conduct a vigorous defense of this matter.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

25.	Statutory Accounting

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

Prescribed statutory accounting practices in Puerto Rico allow TSP to disregard a deferred tax liability resulting from additions to the catastrophe loss reserve trust fund that would otherwise be required under NAIC SAP. The use of prescribed and permitted accounting practices, both individually and in the aggregate, did not change significantly the combined statutory capital and surplus that would have been reported following NAIC SAP, which as of December 31, 2015 and 2014 is approximately 1.1% lower than the combined reported statutory capital and surplus.

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

The Commissioner of Insurance adopted in 2009 an RBC policy that requires that the regulated entities maintain statutory reserves at or above the “Company Action Level,” which is currently equal to 200% of their RBC, in order to avoid regulatory monitoring and intervention.  In addition, at the time of adoption the Commissioner of Insurance established five-year gradual compliance provisions for those entities whose RBC was below the 200% requirement. As of December 31, 2015 and 2014 all regulated subsidiaries comply with minimum statutory reserve requirements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

The following table sets forth the combined net admitted assets, capital and surplus, RBC requirement, which is our statutory capital and surplus requirement, and net income for the regulated subsidiaries at December 31, 2015, 2014 and 2013:

(dollar amounts in millions)	2015	2014	2013

Net admitted assets	$1,881	$1,734	$1,672
Capital and surplus	691	659	646
RBC requirement	301	209	205
Net income	73	88	63

As more fully described in note 17, a portion of the accumulated earnings and admitted assets of TSP are restricted by the catastrophe loss reserve and the trust fund balance as required by the Insurance Code.  The total catastrophe loss reserve and trust fund amounted to $43,041 and $46,221 as of December 31, 2015, respectively. The total catastrophe loss reserve and trust fund amounted to $40,457 and $42,324 as of December 31, 2014, respectively.  In addition, the admitted assets of the regulated subsidiaries are restricted by the investments deposited with the Commissioner of Insurance to comply with requirements of the Insurance Code (see note 3).  Investments with an amortized cost of $5,136 and $4,383 (fair value of $5,276 and $4,582) at December 31, 2015 and 2014, respectively, were deposited with the Commissioner of Insurance. As a result, the combined restricted assets for our regulated subsidiaries were $51,357 and $47,222 as of December 31, 2015 and 2014, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

26.	Supplementary Information on Cash Flow Activities

	2015	2014	2013

Supplementary information
Noncash transactions affecting cash flow activities
Change in net unrealized (gain) loss on securities available for sale,including deferred income tax (asset)/liability of $(5,717), $4,717, and $(6,604) in 2015, 2014, and 2013,respectively	$38,989	$(35,883)	$36,931
Change in liability for pension benefits, and deferred income tax (asset)/liability of $10,124, $(12,298), $12,760, in 2015, 2014, and 2013,respectively	$(15,836)	$19,236	$(19,956)

Repurchase and retirement of common stock	$(182)	$(3,049)	$(321)

Exercise of stock options	$179	$2,885	$315

Unsettled sales	$-	$10,456	$-

Other
Income taxes paid	$6,437	$16,069	$19,007
Interest paid	$4,792	$5,764	$6,257

27.	Business Combination

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
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

The consolidated statement of earnings for the year ended December 31, 2013 includes $1,511 in operating revenues and a $187 net loss related to TSB. The following unaudited pro forma financial information presents the combined results of operations of the Company and TSB as if the acquisition had occurred at the beginning of 2013. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the acquisition been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations.

(unaudited)	2013
Operating revenues	$2,373,199
Net Income	$54,729
Basic net income per share	$1.98
Diluted net income per share	$1.97

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

28.	Segment Information

The operations of the Company are conducted principally through three business segments: Managed Care, Life Insurance, and Property and Casualty Insurance. Business segments were identified according to the type of insurance products offered and consistent with the information provided to the chief operating decision maker. These segments and a description of their respective operations are as follows:

•	Managed Care segment – This segment is engaged in the sale of managed care products to the Commercial, Medicare and Medicaid market sectors. The Commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare supplement. The following represents a description of the major contracts by sector:

–	The segment is a qualified contractor to provide health coverage to federal government employees within Puerto Rico. Earned premiums revenue related to this contract amounted to $155,821, $152,659, and $155,302 for the three-year period ended December 31, 2015, 2014, and 2013, respectively (see note 11).

–	Under its commercial business, the segment also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $30,607, $37,748, and $43,211 for the three-year period ended December 31, 2015, 2014, and 2013, respectively.

–	The segment provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. Earned premium revenue related to the Medicare business amounted to $1,097,657, $1,013,746, and $1,038,852 for the three-year period ended December 31, 2015, 2014, and 2013, respectively.

–	The segment also participates in the Medicaid program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico. Administrative service fees for each of the years in the three-year period ended December 31, 2015, 2014, and 2013 amounted to $24,266, $95,908, and $83,180, respectively. Beginning on April 1, 2015, the segment began providing managed care services on a fully-insured basis, earned premium revenue related to this business amounted to $607,216 for the period ended December 31, 2015.

•	Life Insurance segment – This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through an internal sales force and a network of independent brokers and agents.

•	Property and Casualty Insurance segment –The predominant insurance lines of business of this segment are commercial multiple peril, auto physical damage, auto liability, and dwelling. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to the segment, net of commissions. Remittances are due 60 days after the closing date of the general agent’s account current.

The Company evaluates performance based primarily on the operating revenues and operating income of each segment.  Operating revenues include premiums earned (net), administrative service fees and net investment income.  Operating costs include claims incurred and operating expenses.  The Company calculates operating income or loss as operating revenues less operating costs.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

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

The following tables summarize the operations by operating segment for each of the years in the three‑year period ended December 31, 2015, 2014, and 2013:

	2015	2014	2013

Operating revenues
Managed care
Premiums earned, net	$2,548,270	$1,894,791	$1,973,160
Fee revenue	44,705	119,302	108,680
Intersegment premiums/fee revenue	5,860	5,681	5,629
Net investment income	11,779	15,010	16,353
Total managed care	2,610,614	2,034,784	2,103,822
Life
Premiums earned, net	147,864	142,245	130,170
Intersegment premiums	251	240	391
Net investment income	24,457	23,717	22,212
Total life	172,572	166,202	152,773
Property and casualty
Premiums earned, net	87,020	91,530	99,705
Intersegment premiums	613	613	613
Net investment income	8,706	8,600	8,281
Total property and casualty	96,339	100,743	108,599
Other segments*
Intersegment service revenues	10,863	9,100	8,847
Operating revenues from external sources	3,875	4,234	4,780
Total other segments	14,738	13,334	13,627
Total business segments	2,894,263	2,315,063	2,378,821
TSM operating revenues from external sources	53	95	341
Elimination of intersegment premiums	(6,724)	(6,534)	(6,633)
Elimination of intersegment service revenue	(10,863)	(9,100)	(8,847)
Other intersegment eliminations	23	116	99
Consolidated operating revenues	$2,876,752	$2,299,640	$2,363,781

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

	2015	2014	2013
Operating income
Managed care	$20,514	$31,445	$36,130
Life	20,012	22,561	16,156
Property and casualty	8,273	10,044	2,216
Other segments*	(301)	(4,440)	(4,777)
Total business segments	48,498	59,610	49,725
TSM operating revenues from external sources	53	95	341
TSM unallocated operating expenses	(18,858)	(14,571)	(9,913)
Elimination of TSM charges	9,623	9,717	9,258
Consolidated operating income	39,316	54,851	49,411
Consolidated net realized investment gains	18,941	18,231	2,587
Consolidated interest expense	(8,169)	(9,274)	(9,474)
Consolidated other income, net	7,043	2,243	15,263
Consolidated income before taxes	$57,131	$66,051	$57,787

	2015	2014	2013
Depreciation and amortization expense
Managed care	$13,268	$17,935	$19,993
Life	1,094	1,394	891
Property and casualty	673	994	528
Other segments*	556	3,264	3,314
Total business segments	15,591	23,587	24,726
TSM depreciation expense	788	813	863
Consolidated depreciation and amortization expense	$16,379	$24,400	$25,589

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

	2015	2014	2013

Assets
Managed care	$1,034,725	$975,999	$934,467
Life	770,721	764,268	698,650
Property and casualty	350,514	362,620	346,212
Other segments*	25,629	22,682	28,407
Total business segments	2,181,589	2,125,569	2,007,736
Unallocated amounts related to TSM
Cash, cash equivalents, and investments	12,304	44,157	28,316
Property and equipment, net	23,219	20,415	21,278
Other assets	31,732	37,851	26,406
	67,255	102,423	76,000
Elimination entries – intersegment receivables and others	(42,699)	(82,256)	(36,112)
Consolidated total assets	$2,206,145	$2,145,736	$2,047,624

	2015	2014	2013
Significant noncash items
Net change in unrealized gain (loss) on securities available for sale
Managed care	$(15,505)	$6,055	$(1,898)
Life	(13,005)	22,349	(29,867)
Property and casualty	(10,482)	7,789	(3,765)
Other segments*	(10)	-	-
Total business segments	(39,002)	36,193	(35,530)
Amount related to TSM	13	(310)	(1,401)

Consolidated net change in unrealized gain (loss) on securities available for sale	$(38,989)	$35,883	$(36,931)

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2015, 2014, and 2013
(dollar amounts in thousands, except per share and share data)

29.	Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standard Codification.

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Balance Sheets
(in thousands)

	As of December 31,
	2015	2014
Assets:
Cash and cash equivalents	$12,304	$16,631
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $27,542 in 2014)	-	27,526
Investment in subsidiaries	866,712	883,445
Notes receivable and accrued interest from subsidiaries	48,858	62,727
Due from subsidiaries	3,730	8,599
Deferred tax assets	26,767	34,830
Other assets	28,138	23,384
Total assets	$986,509	$1,057,142

Liabilities:
Notes payable and accrued interest to subsidiary	15,720	15,000
Due to subsidiary	11,860	13,191
Long-term borrowings	36,827	74,467
Liability for pension benefits	62,945	86,716
Other liabilities	11,631	9,210
Total liabilities	138,983	198,584

Stockholders’ equity:
Common stock, class A	951	2,378
Common stock, class B	24,048	24,654
Additional paid-in-capital	83,438	121,405
Retained earnings	713,466	661,345
Accumulated other comprehensive income, net	25,623	48,776
Total stockholders’ equity	847,526	858,558
Total liabilities and stockholders’ equity	$986,509	$1,057,142

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
Triple-S Management Corporation
Statements of Earnings
(in thousands)

	2015	2014	2013

Investment income	$53	$95	$341
Other revenues	12,015	11,034	12,048
Total revenues	12,068	11,129	12,389

Operating expenses:
General and administrative expenses	18,858	14,571	9,913
Interest expense	2,435	2,998	3,460
Total operating expenses	21,293	17,569	13,373

Loss before income taxes	(9,225)	(6,440)	(984)
Income tax benefit	(1,071)	(162)	(8,381)
Income (loss) of parent company	(8,154)	(6,278)	7,397
Equity in net income of subsidiaries	60,275	71,938	48,527
Net income	$52,121	$65,660	$55,924

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Statements of Cash Flows
(in thousands)

	2015	2014	2013
Net income	$52,121	$65,660	$55,924
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(60,275)	(71,938)	(48,527)
Depreciation and amortization	872	863	863
Shared- based compensation	8,290	2,371	2,781
Deferred income tax benefit	(1,227)	(137)	(8,443)
Dividends received from subsidiaries	47,000	36,600	18,000
Other	42	34	(937)
Changes in assets and liabilities:
Accrued interest from subsidiaries, net	(1,046)	(1,614)	(353)
Due from subsidiaries	4,869	(2,831)	(5,405)
Other assets	(1,953)	1,004	(618)
Due to subsidiaries	(2,162)	5,654	1,672
Other liabilities	4,614	(1,948)	9,836
Net cash provided by operating activities	51,145	33,718	24,793
Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	-	(27,572)	-
Proceeds from sale and maturities of investment in securities classified as available for sale	27,500	28,016	11,443
Collection of note receivable from subsidiary	9,000	9,250	3,500
Issuance of note receivable to subsidiary	(2,369)	(13,131)	-
Capital contribution to subsidiary	-	(908)	-
Net acquisition of property and equipment	(3,676)	-	(711)
Net cash provided by (used in) investing activities	30,455	(4,345)	14,232
Cash flow from financing activities:
Repayments of short-term borrowings	-	-	(10,000)
Repayments of long-term borrowings	(37,640)	(1,640)	(11,640)
Repurchase of common stock	(48,287)	(11,337)	(18,250)
Net cash used in financing activities	(85,927)	(12,977)	(39,890)
Net (decrease) increase in cash and cash equivalents	(4,327)	16,396	(865)
Cash and cash equivalents, beginning of year	16,631	235	1,100
Cash and cash equivalents, end of year	$12,304	$16,631	$235
The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2015, 2014 and 2013
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

The significant accounting policies followed by the Company are set forth in the notes to the consolidated financial statements and the accompanying notes thereto.  Refer to Item 15 to the Annual Report on Form 10‑K.

(3)	Long‑Term Borrowings

A summary of the long‑term borrowings entered into by the Company at December 31, 2015 and 2014 follows:

	2015	2014

Senior unsecured notes payable of $60,000 issued on December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$24,000	$35,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.23% and 1.24% at December 31, 2015, and 2014, respectively).	12,827	14,467
Repurchase agreement of $25,000 entered on November 2010, which was due November 2015.Interest was payed quarterly at a fixed rate of 1.96%.	-	25,000

Total borrowings	$36,827	$74,467

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2015, 2014 and 2013
(dollar amounts in thousands)

Aggregate maturities of the Company’s long term borrowings as of December 31, 2015 are summarized as follows:

Year ending December 31
2016	$1,640
2017	1,640
2018	1,640
2019	1,640
2020	25,640
Thereafter	4,627
$36,827

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company.  These senior unsecured notes contain certain non-financial covenants with which the Company has complied at December 31, 2015.

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

(4)	Transactions with Related Parties

The following are the significant related parties transactions made for the three‑year period ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Rent charges to subsidiaries	$7,801	$7,801	$7,359
Interest charged to subsidiaries on notes receivable	2,758	2,527	2,664
Interest charged from subsidiary on note payable	720	755	721

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2015, 2014 and 2013
(dollar amounts in thousands)

As of December 31, 2015 and 2014 the Company has three notes receivable from subsidiaries amounting to $35,250 and $44,250, respectively, pursuant to the provisions of Article 29.30 of the Puerto Rico Insurance Code. The notes receivable from subsidiaries are due on demand; however, pursuant to the requirements established by the Commissioner of Insurance, the parties agreed that no payment of the total principal nor the interest due on the loans will be made without first obtaining written authorization from the Commissioner of Insurance within at least 60 days prior to the proposed payment date. These notes bear interest at 4.7%.  Accrued interest at December 31, 2015 and 2014 amounted to $4,100 and $2,961, respectively.

In addition, as of December 31, 2015, the Company has various notes receivable from a subsidiary amounting to $9,460.  Accrued interest at December 31, 2015 amounted to $48.  These notes are due in different years, which due dates range from 2019 to 2020, and bears interest at 4.7%.  As of December 31, 2014, the Company has various notes receivable from a subsidiary amounting to $15,328.  Accrued interest at December 31, 2014 amounted to $188.

As of December 31, 2015 and 2014 the Company has a note payable to a subsidiary amounting to $15,000.  The note is due on December 31, 2017 and bears interest at 4.7%.  Accrued interest at December 31, 2015 amounted to $720.  There was no accrued interest at December 31, 2014.

Triple-S Management Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands)

Segment	Deferred Policy Acquisition Costs and Value of Business Acquired	Claim Liabilities	Liability for Future Policy Benefits	Unearned Premiums	Other Policy Claims and Benefits Payable	Premium Revenue	Net Investment Income	Claims Incurred	Amortization of Deferred Policy Acquisition Costs and Value of Business Acquired	Other Operating Expenses	Net Premiums Written

2015

Managed care	$-	$348,297	$-	$3,489	$-	$2,549,522	$11,779	$2,196,693	$-	$393,407	$2,549,173
Life insurance	172,284	44,601	352,370	6,596	-	148,115	24,457	82,561	17,661	52,338	144,262
Property and casualty insurance	18,364	99,796	-	70,175	-	87,633	8,706	42,600	25,933	19,533	85,734
Other non-reportable segments, parent company operations and net consolidating entries.	-	(929)	-	-	-	(2,116)	232	(3,139)	-	9,849	(2,116)
					-
Total	$190,648	$491,765	$352,370	$80,260	$-	$2,783,154	$45,174	$2,318,715	$43,594	$475,127	$2,777,053

2014

Managed care	$-	$249,330	$-	$4,340	$-	$1,896,142	$15,010	$1,629,095	$-	$374,244	$1,896,142
Life insurance	164,367	43,670	328,293	5,158	-	142,485	23,717	74,850	18,260	50,531	142,485
Property and casualty insurance	19,733	97,451	-	73,158	-	92,143	8,600	46,330	25,378	18,991	89,092
Other non-reportable segments, parent company operations and net consolidating entries.	-	(365)	-	-	-	(2,204)	213	(2,680)	-	9,790	-
					-
Total	$184,100	$390,086	$328,293	$82,656	$-	$2,128,566	$47,540	$1,747,595	$43,638	$453,556	$2,127,719

2013

Managed care	$-	$283,615	$-	$3,729	$-	$1,974,668	$16,353	$1,712,882	$-	$354,810	$1,974,668
Life insurance	158,835	43,705	304,363	4,790	-	130,561	22,212	70,798	17,867	47,952	130,561
Property and casualty insurance	18,454	93,590	-	78,843	-	100,318	8,281	55,091	28,088	23,204	94,642
Other non-reportable segments, parent company operations and net consolidating entries.	-	(489)	-	-	-	(2,512)	442	(2,570)	-	6,248	-
					-
Total	$177,289	$420,421	$304,363	$87,362	$-	$2,203,035	$47,288	$1,836,201	$45,955	$432,214	$2,199,871

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule IV - Reinsurance
For the years ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands)

	Gross Amount (1)	Ceded to Other Companies	Assumed from Other Companies	Net Amount	Percentage of Amount Assumed to Net

2015

Life insurance in force	$10,129,123			$10,129,123	0.0%

Premiums:
Life insurance	$153,607	$9,596	$3,853	$147,864	2.6%
Accident and health insurance	2,552,699	4,778	349	2,548,270	0.0%
Property and casualty insurance	136,780	49,760	-	87,020	0.0%
Total premiums	$2,843,086	$64,134	$4,202	$2,783,154	0.2%
	-	-		-
2014

Life insurance in force	$9,739,048			$9,739,048	0.0%

Premiums:
Life insurance	$152,573	$10,328	$-	$142,245	0.0%
Accident and health insurance	1,900,556	5,765	-	1,894,791	0.0%
Property and casualty insurance	146,222	54,692	-	91,530	0.0%
Total premiums	$2,199,351	$70,785	$-	$2,128,566	0.0%
	-	-		-
2013

Life insurance in force	$9,675,126	$3,118,181	$-	$6,556,945	0.0%

Premiums:
Life insurance	$139,044	$8,874	$-	$130,170	0.0%
Accident and health insurance	1,985,598	10,930	-	1,974,668	0.0%
Property and casualty insurance	158,563	58,858	-	99,705	0.0%
Total premiums	$2,283,205	$78,662	$-	$2,204,543	0.0%

(1)	Gross premiums amount is presented net of intercompany eliminations of $4,402, $4,354 and $3,014 for the years ended December 31, 2015, 2014, and 2013, respectively.

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts
For the years ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged (Reversal) To Other Accounts - Describe (1)	Deductions - Describe (2)	Balance at End of Period

2015

Allowance for doubtful receivables	$36,368	15,781	340	(15,245)	$37,244

2014

Allowance for doubtful receivables	$21,549	12,847	4,227	(2,255)	$36,368

2013

Allowance for doubtful receivables	$24,429	5,644	1,787	(10,311)	$21,549

(1)	Represents premiums adjustment to provide for unresolved reconciliation items with the Government of Puerto Rico and other entities.

(2)	Deductions represent the write-off of accounts deemed uncollectible.