Form 10-Q
period 2016-03-31
TRIPLE-S MANAGEMENT CORP
filed 2016-05-06
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at March 31, 2016
Common Stock Class A, $1.00 par value	950,968
Common Stock Class B, $1.00 par value	23,798,815

Triple-S Management Corporation

FORM 10-Q

For the Quarter Ended March 31, 2016

Part I – Financial Information
Item 1.	Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,180,889	$1,133,645
Equity securities	293,985	197,071
Securities held to maturity, at amortized cost:
Fixed maturities	2,929	2,929
Policy loans	8,132	7,901
Cash and cash equivalents	112,466	197,818
Total investments and cash	1,598,401	1,539,364
Premiums and other receivables, net	316,802	282,646
Deferred policy acquisition costs and value of business acquired	187,560	190,648
Property and equipment, net	72,221	73,953
Deferred tax asset	51,496	52,361
Goodwill	25,397	25,397
Other assets	67,981	41,776
Total assets	$2,319,858	$2,206,145
Liabilities and Equity
Claim liabilities	$525,066	$491,765
Liability for future policy benefits	306,925	289,530
Unearned premiums	75,873	80,260
Policyholder deposits	180,980	179,287
Liability to Federal Employees' Health Benefits Program (FEHBP)	28,358	26,695
Accounts payable and accrued liabilities	219,941	176,910
Deferred tax liability	17,976	15,070
Long-term borrowings	36,417	36,827
Liability for pension benefits	64,406	62,945
Total liabilities	1,455,942	1,359,289
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at March 31, 2016 and December 31, 2015, respectively	951	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,798,815 and 24,047,755 shares at March 31, 2016 and December 31, 2015, respectively	23,799	24,048
Additional paid-in capital	77,081	83,438
Retained earnings	716,922	713,466
Accumulated other comprehensive income	45,834	25,623
Total Triple-S Management Corporation stockholders' equity	864,587	847,526
Non-controlling interest in consolidated subsidiary	(671)	(670)
Total stockholders' equity	863,916	846,856
Total liabilities and equity	$2,319,858	$2,206,145

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenues:
Premiums earned, net	$738,534	$532,558
Administrative service fees	5,083	29,123
Net investment income	11,358	10,918
Other operating revenues	812	1,153
Total operating revenues	755,787	573,752
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	(1,202)
Net realized gains, excluding other-than-temporary impairment losses on securities	58	7,415
Total net investment gains on sale of securities	58	6,213
Other income, net	875	1,759
Total revenues	756,720	581,724
Benefits and expenses:
Claims incurred	626,694	432,430
Operating expenses	122,980	127,375
Total operating costs	749,674	559,805
Interest expense	1,882	2,182
Total benefits and expenses	751,556	561,987
Income before taxes	5,164	19,737
Income taxes	1,709	4,931
Net income	3,455	14,806
Less: Net loss attributable to non-controlling interest	1	30
Net income attributable to Triple-S Management Corporation	$3,456	$14,836
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.14	$0.56
Diluted net income per share	$0.14	$0.56

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three months ended March 31,
	2016	2015
Net income	$3,455	$14,806
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	19,577	1,794
Defined benefit pension plan:
Actuarial loss, net	722	887
Prior service credit, net	(88)	(61)
Total other comprehensive income, net of tax	20,211	2,620
Comprehensive income	23,666	17,426
Comprehensive income attributable to non-controlling interest	1	30
Comprehensive income attributable to Triple-S Management Corporation	$23,667	$17,456

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	2016	2015
Balance at January 1	$847,526	$858,558
Share-based compensation	1,421	1,883
Repurchase and retirement of common stock	(8,027)	(14,997)
Comprehensive income	23,667	17,456
Total Triple-S Management Corporation stockholders' equity	864,587	862,900
Non-controlling interest in consolidated subsidiary	(671)	(562)
Balance at March 31	$863,916	$862,338

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$3,455	$14,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,700	4,174
Net amortization of investments	1,936	1,533
Additions to the allowance for doubtful receivables	1,531	5,554
Deferred tax benefit	(2,435)	(379)
Net realized investment gain on sale of securities	(58)	(6,213)
Interest credited to policyholder deposits	1,195	899
Share-based compensation	1,085	1,883
(Increase) decrease in assets:
Premium and other receivables, net	(35,687)	(11,567)
Deferred policy acquisition costs and value of business acquired	(685)	541
Deferred taxes	162	(1,282)
Other assets	(26,485)	(25,267)
Increase (decrease) in liabilities:
Claim liabilities	33,301	11,556
Liability for future policy benefits	17,395	6,323
Unearned premiums	(4,387)	(7,473)
Liability to FEHBP	1,663	1,114
Accounts payable and accrued liabilities	35,574	42,574
Net cash provided by operating activities	31,260	38,776

(Continued)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Three months ended March 31,
	2016	2015
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$90,328	$139,115
Fixed maturities matured/called	699	30,320
Equity securities sold	11,257	28,566
Acquisition of investments:
Securities available for sale:
Fixed maturities	(118,039)	(126,895)
Equity securities	(92,956)	(11,973)
Increase in other investments	(182)	(1,549)
Net disbursements for policy loans	(231)	(137)
Net capital expenditures	(1,465)	(1,463)
Net cash (used in) provided by investing activities	(110,589)	55,984
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	1,916	(2,428)
Repayments of long-term borrowings	(410)	(410)
Repurchase and retirement of common stock	(8,027)	(14,997)
Proceeds from policyholder deposits	3,403	3,047
Surrenders of policyholder deposits	(2,905)	(3,687)
Net cash used in financing activities	(6,023)	(18,475)
Net (decrease) increase in cash and cash equivalents	(85,352)	76,285
Cash and cash equivalents:
Beginning of period	197,818	110,037
End of period	$112,466	$186,322

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(1)	Basis of Presentation

The accompanying condensed consolidated interim financial statements prepared by Triple-S Management Corporation and its subsidiaries are unaudited.  In this filing, the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refer to Triple-S Management Corporation and its subsidiaries.  The condensed consolidated interim financial statements do not include all of the information and the footnotes required by accounting principles generally accepted in the U.S. (GAAP) for complete financial statements.  These condensed consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016.

(2)	Recent Accounting Standards

On January 5, 2016, the FASB issued guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  Among the many targeted improvements to U.S. GAAP are (1) requiring equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net incomes; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; and (4) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance applies to all entities that hold financial assets or owe financial liabilities. For public companies, these amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact the adoption of this guidance may have on the Company's consolidated financial statements.

On February 25, 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  This guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees. It requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The guidance requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact the adoption of this guidance may have on the Company's consolidated financial statements.

On March 30, 2016, the FASB issued guidance to reduce complexity in accounting standards.  The areas for simplification involve several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures; (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes:, (6) the practical expedient for estimating the expected term, and (7) intrinsic value.  For public companies, these amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We are currently evaluating the impact the adoption of this guidance may have on the Company's consolidated financial statements.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months ended March 31, 2016 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

(3)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$103,472	$881	$-	$104,353
U.S. Treasury securities and obligations of U.S.government instrumentalities	116,643	1,354	-	117,997
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	25,636	782	-	26,418
Municipal securities	642,621	48,559	-	691,180
Corporate bonds	202,032	16,121	(13)	218,140
Residential mortgage-backed securities	826	51	-	877
Collateralized mortgage obligations	21,683	242	(1)	21,924
Total fixed maturities	1,112,913	67,990	(14)	1,180,889
Equity securities - Mutual funds	259,738	35,134	(887)	293,985
Total	$1,372,651	$103,124	$(901)	$1,474,874

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$115,965	$301	$(26)	$116,240
U.S. Treasury securities and obligations of U.S.government instrumentalities	163,322	234	(286)	163,270
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	25,302	317	-	25,619
Municipal securities	612,225	35,418	(197)	647,446
Corporate bonds	148,198	9,782	(572)	157,408
Residential mortgage-backed securities	883	54	-	937
Collateralized mortgage obligations	22,363	368	(6)	22,725
Total fixed maturities	1,088,258	46,474	(1,087)	1,133,645
Equity securities - Mutual funds	169,593	27,851	(373)	197,071
Total	$1,257,851	$74,325	$(1,460)	$1,330,716

	March 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S.government instrumentalities	$620	$214	$-	$834
Residential mortgage-backed securities	191	17	-	208
Certificates of deposit	2,118	-	-	2,118
Total	$2,929	$231	$-	$3,160

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S.government instrumentalities	$620	$178	$-	$798
Residential mortgage-backed securities	191	17	-	208
Certificates of deposit	2,118	-	-	2,118
Total	$2,929	$195	$-	$3,124

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
Corporate bonds	$5,284	$(13)	1	$-	$-	-	$5,284	$(13)	1
Collateralized mortgage obligations	1,292	(1)	1	-	-	-	1,292	(1)	1
Total fixed maturities	6,576	(14)	2	-	-	-	6,576	(14)	2
Equity securities-Mutual funds	30,491	(887)	6	-	-	-	30,491	(887)	6
Total for securities available for sale	$37,067	$(901)	8	$-	$-	-	$37,067	$(901)	8

	December 31, 2015
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
Obligations of government- sponsored enterprises	$18,989	$(26)	1	$-	$-	-	$18,989	$(26)	1
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	130,996	(286)	5	-	-	-	130,996	(286)	5
Municipal securities	43,937	(197)	11	-	-	-	43,937	(197)	11
Corporate bonds	35,718	(572)	9	-	-	-	35,718	(572)	9
Collateralized mortgage obligations	1,448	(6)	1	-	-	-	1,448	(6)	1
Total fixed maturities	231,088	(1,087)	27	-	-	-	231,088	(1,087)	27
Equity securities-Mutual funds	9,319	(373)	2	-	-	-	9,319	(373)	2
Total for securities available for sale	$240,407	$(1,460)	29	$-	$-	-	$240,407	$(1,460)	29

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

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $16,306 and a gross unrealized gain of $46, and (2) bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina) with a fair value of $10,112 and a gross unrealized gain of $736.

Besides holdings in escrowed bonds, which are backed by US Government securities and therefore have an implicit AA+/Aaa rating, our exposure is in senior lien bonds issued by Cofina.

There was no impairment on Cofina during the three months ended March 31, 2016.  During the three months ended March 31, 2015, we recorded an other-than-temporary impairment related to these positions amounting to $1,202.

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	March 31, 2016
	Amortized cost	Estimated fair value
Securities available for sale:
Due in one year or less	$54,942	$55,431
Due after one year through five years	375,679	384,401
Due after five years through ten years	112,592	121,883
Due after ten years	547,191	596,373
Residential mortgage-backed securities	826	877
Collateralized mortgage obligations	21,683	21,924
	$1,112,913	$1,180,889
Securities held to maturity:
Due in one year or less	$2,118	$2,118
Due after ten years	620	834
Residential mortgage-backed securities	191	208
	$2,929	$3,160

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended March 31,
	2016	2015
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$961	$4,009
Gross losses from sales	(1,359)	(275)
Gross losses from other-than-temporary impairments	-	(1,202)
Total fixed maturity securities	(398)	2,532
Securities available for sale:
Gross gains from sales	587	3,736
Gross losses from sales	(131)	(55)
	456	3,681
Total equity securities	456	3,681
Net realized gains on securities available for sale	$58	$6,213

The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.

	Three months ended March 31,
	2016	2015
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$22,589	$4,091
Equity securities – available for sale	6,769	(1,278)
	$29,358	$2,813
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$36	$17

The deferred tax liability on unrealized gains change recognized in accumulated other comprehensive income during the three months ended March 31, 2016 and 2015 was $9,781 and $1,019, respectively.

As of March 31, 2016 and December 31, 2015, no individual investment in securities exceeded 10% of stockholders’ equity.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(4)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of March 31, 2016, and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Premium	$118,298	$92,600
Self-funded group receivables	69,761	73,552
FEHBP	13,105	13,859
Agent balances	22,207	25,424
Accrued interest	11,435	12,624
Reinsurance recoverable	59,160	48,506
Other	61,527	53,325
	355,493	319,890
Less allowance for doubtful receivables:
Premium	30,270	28,944
Other	8,421	8,300
	38,691	37,244
Total premium and other receivables, net	$316,802	$282,646

As of March 31, 2016 and December 31, 2015, the Company had premiums and other receivables of $90,046 and $78,230, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of March 31, 2016 and December 31, 2015 were $19,491 and $19,133, respectively.

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

The following tables summarize fair value measurements by level at March 31, 2016 and December 31, 2015 for assets measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$104,353	$-	$104,353
U.S. Treasury securities and obligations of U.S government instrumentalities	117,997	-	-	117,997
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	26,418	-	26,418
Municipal securities	-	691,180	-	691,180
Corporate bonds	-	218,140	-	218,140
Residential agency mortgage-backed securities	-	877	-	877
Collateralized mortgage obligations	-	21,924	-	21,924
Total fixed maturities	117,997	1,062,892	-	1,180,889
Equity securities - Mutual funds	236,032	50,956	6,997	293,985

Total	$354,029	$1,113,848	$6,997	$1,474,874

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$116,240	$-	$116,240
U.S. Treasury securities and obligations of U.S government instrumentalities	163,270	-	-	163,270
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	25,619	-	25,619
Municipal securities	-	647,446	-	647,446
Corporate bonds	-	157,408	-	157,408
Residential agency mortgage-backed securities	-	937	-	937
Collateralized mortgage obligations	-	22,725	-	22,725
Total fixed maturities	163,270	970,375	-	1,133,645
Equity securities - Mutual funds	167,082	22,031	7,958	197,071

Total	$330,352	$992,406	$7,958	$1,330,716

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers in and/or out of Level 3 and between Levels 1 and 2 during the three months ended March 31, 2016 and 2015.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2016	2015
Beginning balance	$7,958	$13,349
Realized gains	151	1,412
Unrealized in other accumulated comprehensive income	(649)	(2,602)
Purchases	8	79
Capital distributions	(471)	(2,047)
Ending balance	$6,997	$10,191

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our condensed consolidated balance sheets at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$8,132	$-	$8,132	$-	$8,132

Liabilities:
Policyholder deposits	$180,980	$-	$180,980	$-	$180,980
Long-term borrowings:
Loans payable to bank - variable	12,417	-	12,417	-	12,417
6.6% senior unsecured notes payable	24,000	-	19,800	-	19,800
Total long-term borrowings	36,417	-	32,217	-	32,217
Total liabilities	$217,397	$-	$213,197	$-	$213,197

	December 31, 2015
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,901	$-	$7,901	$-	$7,901

Liabilities:
Policyholder deposits	$179,287	$-	$179,287	$-	$179,287
Long-term borrowings:
Loans payable to bank - variable	12,827	-	12,827	-	12,827
6.6% senior unsecured notes payable	24,000	-	19,920	-	19,920
Total long-term borrowings	36,827	-	32,747	-	32,747
Total liabilities	$216,114	$-	$212,034	$-	$212,034

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(6)	Claim Liabilities

The activity in claim liabilities is as follows:

	Three months ended March 31,
	2016	2015
Claim liabilities at beginning of period	$491,765	$390,086
Reinsurance recoverable on claim liabilities	(40,714)	(40,635)
Net claim liabilities at beginning of period	451,051	349,451
Incurred claims and loss-adjustment expenses:
Current period insured events	633,681	447,162
Prior period insured events	(13,749)	(21,609)
Total	619,932	425,553
Payments of losses and loss-adjustment expenses:
Current period insured events	370,135	244,728
Prior period insured events	215,653	168,592
Total	585,788	413,320
Net claim liabilities at end of period	485,195	361,684
Reinsurance recoverable on claim liabilities	39,871	39,958
Claim liabilities at end of period	$525,066	$401,642

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the three months ended March 31, 2016 and 2015 are due primarily to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $6,762 and $6,877 during the three months ended March 31, 2016 and 2015, respectively.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(7)	Long-Term Borrowings

On March 11, 2016, Triple-S Salud, Inc. (TSS) entered into a $30,000 revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit has an interest rate of LIBOR plus 220 basis points, matures on March 11, 2017, and contains certain financial and non-financial covenants that are customary for this type of facility.

(8)	Pension Plan

The components of net periodic benefit cost for the three months ended March 31 were as follows:

	Three months ended March 31,
	2016	2015
Components of net periodic benefit cost:
Service cost	$1,250	$897
Interest cost	2,762	1,900
Expected return on assets	(2,926)	(1,864)
Amortization of prior service benefit	(144)	(100)
Amortization of actuarial loss	1,183	1,454
Net periodic benefit cost	$2,125	$2,287

Employer Contributions:  The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2015 that it expected to contribute $8,000 to the pension program in 2016.  As of March 31, 2016, the Corporation has not made contributions to the pension program.

(9)	Stock Repurchase Program

The Company repurchases shares through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.

In November 2015 the Company’s Board of Directors authorized a $25,000 repurchase program of its Class B common stock.  During the three months ended March 31, 2016, the Company repurchased and retired under this program 367,101 shares at an average per share price of $21.99, for an aggregate cost of $8,027.

(10)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	March 31, 2016
	Net unrealized gain on securities	Liability for pension benefits	Accumulated other comprehensive income

Balance at January 1, 2016	$62,478	$(36,855)	$25,623
Other comprehensive income before reclassifications	19,623	-	19,623
Amounts reclassified from accumulated other comprehensive income	(46)	634	588
Net current period change	19,577	634	20,211
Balance at March 31, 2016	$82,055	$(36,221)	$45,834

	March 31, 2015
	Net unrealized gain on securities	Liability for pension benefits	Accumulated other comprehensive income
Balance at January 1, 2015	$101,467	$(52,691)	$48,776
Other comprehensive income before reclassifications	832	-	832
Amounts reclassified from accumulated other comprehensive income	962	826	1,788
Net current period change	1,794	826	2,620
Balance at March 31, 2015	$103,261	$(51,865)	$51,396

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(11)	Share-Based Compensation

Share-based compensation expense recorded during the three months ended March 31, 2016 and 2015 was $1,085 and $1,883, respectively.  There were no stock option exercises during the three months ended March 31, 2016 and 2015.

(12)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:

	Three months ended March 31,
	2016	2015
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$3,456	$14,836
Denominator for basic earnings per share:
Weighted average of common shares	24,587,681	26,497,642
Effect of dilutive securities	72,353	97,576
Denominator for diluted earnings per share	24,660,034	26,595,218
Basic net income per share attributable to TSM	$0.14	$0.56
Diluted net income per share attributable to TSM	$0.14	$0.56

(13)	Contingencies

The following information supplements and amends, as applicable, the disclosures in Note 24 to the Consolidated Financial Statements of the Company’s 2015 Annual Report on Form 10-K.  Our business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.

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

In the second case, entitled Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al, the Puerto Rico’s Court of First Instance granted the Company’s motion to dismiss on grounds that the complaint was time-barred under the two-year statute of limitations of the local securities laws. On appeal, the Court of Appeals affirmed the decision of the lower court. On January 8, 2013, the Puerto Rico Supreme Court ruled that the applicable statute of limitations is the fifteen-year period of the Puerto Rico’s Civil Code for collection of monies.  On January 28, 2013, the Company filed a motion for reconsideration which was subsequently denied. On March 26, 2013, plaintiffs amended their complaint, which was answered by the Company on April 16, 2013.  Discovery is ongoing.

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

The fifth case, entitled Cebollero Santamaría v. Triple-S Salud, Inc., et al, was filed on March 26, 2013, and the Company filed its response on May 16, 2013. On October 29, 2013, the Company filed a motion for summary judgment on the grounds that the claim is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies and, in the alternative, that plaintiff failed to state a claim for which relief can be granted, which was denied by the court.  On November 2, 2015, the Company filed a Petition for a Writ of Certiorari with the Puerto Rico Court of Appeals, which was denied on March 8, 2016.  On March 23, 2016, the Company filed with the Puerto Rico Court of Appeals a request for reconsideration, which the plaintiff opposed. The parties are awaiting the Court of Appeals’ decision on Motion for Reconsideration.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

The sixth case, entitled Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al, was filed on April 16, 2013 and the Company filed its response on June 21, 2013. After several pleas, including a motion to dismiss filed by the Company, plaintiffs amended their complaint. On November 5, 2013, the Company moved to dismiss the first amended complaint. On May 16, 2014, plaintiffs filed a motion for summary judgment, which the Company opposed on May 28, 2014. On June 16, 2014, the Court ordered plaintiffs to file a memorandum of law and struck plaintiff’s motion for summary judgment. On September 18, 2014, the Court denied the Company’s motion to dismiss the amended complaint. On September 29, 2014, the Company filed a motion for reconsideration, which was denied by the Court on November 4, 2014.  On December 4, 2014, the Company filed a Petition for a Writ of Certiorari with the Puerto Rico Court of Appeals, which was denied on April 1, 2015.  A pretrial hearing is scheduled for June 16, 2016. Discovery is ongoing.

The seventh case, entitled Allende Santos, et al, v. Triple-S Salud, et al, was filed on March 28, 2014. On July 2, 2014, the Company filed its response. A status conference is scheduled for May 19, 2016. Discovery is ongoing.

The eighth case, entitled Gallardo Mendez, et al, v. Triple-S Management Corporation, was filed on December 30, 2014.  On March 13, 2015, the Company filed a motion to dismiss.  After an extension of time granted by the Court, plaintiff did not file an opposition.  Therefore, on June 16, 2015, the Court deemed the Company’s motion to dismiss unopposed. On March 18, 2016, the court dismissed the complaint with prejudice.

The ninth case, entitled Ruiz de Porras, et al, v. Triple-S Salud, Inc., was filed on January 7, 2016. On March 28, 2016, the Company filed a Motion to Dismiss on the grounds that the complaint is time-barred.  On April, 19, 2016, the Court ordered the Plaintiff to oppose to the Company’s Motion to Dismiss within 30 days.

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

Since 2011, TSP has been defending this claim and, jointly with other defendants, has filed several pleas in connection with the certification of the class and the dismissal of the claim. On December 17, 2015, three defendants filed a joint motion informing the court that said defendants are conducting negotiations to settle the claim and requested a 60-day period in other to continue the negotiations.  Subsequently, the term to continue negotiations was extended until April 17, 2016. On April 22, 2016, plaintiff and negotiating defendants filed a stipulation of settlement and release which is subject to approval of the court. TSP is evaluating the terms of the proposed settlement and release to determine further actions.

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

The Managed Care segment participates in the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid) program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico, by administering the provision of the physical health component in designated service regions in Puerto Rico.  We served all eight service regions on an administrative service only basis (ASO) until March 31, 2015.  Administrative service fees during the three months ended March 31, 2015 amounted to $23,642.  Effective April 1, 2015, we started to provide healthcare services to only two regions of the Medicaid program on a risk based model.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

The following tables summarize the operations by reportable segment for the three months ended March 31, 2016 and 2015:

	Three months ended March 31,
	2016	2015
Operating revenues:
Managed Care:
Premiums earned, net	$678,380	$472,167
Administrative service fees	5,083	29,123
Intersegment premiums/service fees	1,485	1,193
Net investment income	3,480	2,998
Total managed care	688,428	505,481
Life Insurance:
Premiums earned, net	38,966	37,780
Intersegment premiums	137	61
Net investment income	5,914	5,781
Total life insurance	45,017	43,622
Property and Casualty Insurance:
Premiums earned, net	21,188	22,611
Intersegment premiums	153	153
Net investment income	1,929	2,090
Total property and casualty insurance	23,270	24,854
Other segments: *
Intersegment service revenues	2,545	2,383
Operating revenues from external sources	856	1,183
Total other segments	3,401	3,566
Total business segments	760,116	577,523
TSM operating revenues from external sources	4	14
Elimination of intersegment premiums/service fees	(1,775)	(1,407)
Elimination of intersegment service revenues	(2,545)	(2,383)
Other intersegment eliminations	(13)	5
Consolidated operating revenues	$755,787	$573,752

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2016	2015
Operating income (loss):
Managed care	$(641)	$10,972
Life insurance	5,598	4,816
Property and casualty insurance	2,111	1,506
Other segments *	(179)	(163)
Total business segments	6,889	17,131
TSM operating revenues from external sources	4	14
TSM unallocated operating expenses	(3,167)	(5,603)
Elimination of TSM intersegment charges	2,387	2,405
Consolidated operating income	6,113	13,947
Consolidated net realized investment gains	58	6,213
Consolidated interest expense	(1,882)	(2,182)
Consolidated other income, net	875	1,759
Consolidated income before taxes	$5,164	$19,737

Depreciation and amortization expense:
Managed care	$2,934	$3,479
Life insurance	255	270
Property and casualty insurance	161	102
Other segments*	153	126
Total business segments	3,503	3,977
TSM depreciation expense	197	197
Consolidated depreciation and amortization expense	$3,700	$4,174

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	March 31, 2016	December 31, 2015

Assets:
Managed care	$1,120,881	$1,034,725
Life insurance	808,929	770,721
Property and casualty insurance	355,090	350,514
Other segments *	25,979	25,629
Total business segments	2,310,879	2,181,589
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	154	12,304
Property and equipment, net	22,996	23,219
Other assets	30,608	31,732
	53,758	67,255
Elimination entries-intersegment receivables and others	(44,779)	(42,699)
Consolidated total assets	$2,319,858	$2,206,145

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months ended March 31, 2016.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2015 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months ended March 31, 2016 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare Advantage markets.  In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Insurance Plan (a government of Puerto Rico-funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (Medicaid), by administering the provision of the physical health component in designated service regions in Puerto Rico.  We served all eight regions on an administrative service only basis (ASO) until March 31, 2015.  Effective April 1, 2015, the government changed the Medicaid delivery model from ASO to a risk-based model that include the physical and mental health components. We elected to participate in this sector as a fully-insured provider in only two regions of Puerto Rico.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of March 31, 2016, we served approximately 1,067,000 members across all regions of Puerto Rico.  For the three months ended March 31, 2016 and 2015 respectively, our managed care segment represented approximately 92% and 89% of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.

We participate in the managed care market through our subsidiaries, Triple-S Salud, Inc. (TSS) and Triple-S Advantage, Inc. (TSA).  TSS, TSA and Triple-S Blue, Inc. (TSB) are Blue Cross Blue Shield Association (BCBSA) BCBSA licensees, which provides us with exclusive use of the Blue Cross and Blue Shield name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, British Virgin Islands, and Anguilla.

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc., and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (TSP).

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results.  Except as otherwise indicated, the numbers for each segment presented in this Quarterly Report on Form 10-Q do not reflect intersegment eliminations.  These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment, but are eliminated in consolidation and do not change net income.  See note 14 of the Condensed Consolidated Financial Statements included in Quarterly Report on Form 10-Q.

Our revenues primarily consist of premiums earned, net and administrative service fees.  These revenues are derived from the sale of managed care products in the Commercial market to employer groups, individuals and government-sponsored programs, principally Medicare and the Government of Puerto Rico Health Insurance Plan.  Premiums are derived from insurance contracts and administrative service fees are derived from self-funded contracts, under which we provide a range of services, including claims administration, billing and membership services, among others.  Revenues also include premiums earned from the sale of property and casualty and life insurance contracts, and investment income and revenues derived from other segments.  Substantially all of our earnings are generated in Puerto Rico.

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

Recent Developments

During recent years, Puerto Rico has been facing economic and fiscal challenges and its economy has been contracting. On January 1, 2016, Puerto Rico missed payments on $35.9 million Puerto Rico Infrastructure Financing Authority debt and $1.4 million Puerto Rico Public Finance Corporation debt. On the same day, all other debt service payments due were made, including those on general obligation and COFINA bonds.

On March 21, 2016, Standard & Poor’s (S&P) affirmed a CC rating for both general obligation bonds and tax-backed debt, combined with a negative outlook. The rating agency recognized that the COFINA bond trustee holds sufficient funds for the upcoming August 2016 debt service payment. However, it also noted that this may not be the case for the next fiscal year due to the liquidity issues and the perceived unwillingness of the Government of Puerto Rico to prioritize debt service over other operating costs.

On March 22, 2016, the U.S. Supreme Court conducted oral arguments on the Puerto Rico Public Corporations Debt Enforcement and Recovery Act (“the Recovery Act”), which was previously ruled unconstitutional by the U.S. District Court of Puerto Rico. The Recovery Act would allow certain Puerto Rico public corporations to restructure their debt and would give the Government of Puerto Rico additional leverage in its negotiations with creditors.

On March 24, 2016, the Natural Resources Committee of the U.S. House of Representatives circulated a draft bill that would create a federal control board with the legal authority over the budget of the Government of Puerto Rico and would allow the restructuring of certain obligations of the Government of Puerto Rico and its instrumentalities. On April 12, 2016, the U.S. House of Representatives released a second draft of the bill, which is expected to suffer additional amendments. It is unclear when a definitive bill will be approved.

On April 4, 2016, a group of investors holding debt from the Government Development Bank for Puerto Rico (“GDB”) sued to impede GDB from making payments to government agencies.

On April 7, 2016, the Government of Puerto Rico enacted a law that would allow the Governor of Puerto Rico to declare an emergency period for certain government entities and place a moratorium on debt payments. On April 9, 2016 the Governor signed an executive order declaring an emergency period for GDB and established a procedure with respect to governmental withdrawals, payments, and transfer requests of funds held on deposit at GDB and for loan disbursements made by GDB.

On May 2, 2016, the Governor of Puerto Rico declared a debt moratorium and the Government Development Bank defaulted on a $422 million bond payment. This default could have consequences for the upcoming debt service payments due on July 1, 2016, when Puerto Rico would have to pay $2 billion, which amount includes the payment of $805 million for General Obligation bonds.

If the liquidity of the Government of Puerto Rico, its agencies, municipalities and public corporations becomes significantly affected as a result of their inability to raise funding in the market or generate enough revenues, we may face credit losses in our premium and fees receivables from these and other government related entities.  As of March 31, 2016, the Company had premiums and other receivables of $90.0 million from the Government of Puerto Rico, including its agencies, municipalities and public corporations with a related allowance for doubtful receivables of $19.5 million.

See Item 1A.   Risk Factors—Risks Related to Our Business – “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.’’ included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of March 31,
	2016	2015
Managed care enrollment:
Commercial [1]	544,846	568,422
Medicare	119,224	116,292
Medicaid [2]	402,933	1,407,045
Total	1,067,003	2,091,759
Managed care enrollment by funding arrangement:
Fully-insured	886,547	494,090
Self-insured	180,456	1,597,669
Total	1,067,003	2,091,759

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.
(2)	Membership for 2016 is on at-risk basis and for 2015 on a self-insured basis. Effective April 1, 2015, membership decreased since we elected to provide services to only two regions when the delivery model changed to an at-risk basis.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended March 31,
(dollar amounts in millions)	2016	2015
Revenues:
Premiums earned, net	$738.5	$532.6
Administrative service fees	5.1	29.1
Net investment income	11.4	10.9
Other operating revenues	0.8	1.2
Total operating revenues	755.8	573.8
Net realized investment gains	-	6.2
Other income, net	0.9	1.7
Total revenues	756.7	581.7
Benefits and expenses:
Claims incurred	626.7	432.4
Operating expenses	123.0	127.4
Total operating expenses	749.7	559.8
Interest expense	1.9	2.2
Total benefits and expenses	751.6	562.0
Income before taxes	5.1	19.7
Income taxes	1.7	4.9
Net income attributable to TSM	$3.4	$14.8

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating Revenues

Consolidated premiums earned, net for the three months ended March 31, 2016 increased by $205.9 million, or 38.7%, to $738.5 million when compared to the three months ended March 31, 2015.  This increase primarily reflects higher premiums in the Managed Care segment by $206.2 million after the change in the Medicaid business model from an ASO agreement to a fully insured model effective April 1, 2015, which generated premiums of $202.2 million in this quarter, as well as higher premiums in the Medicare and Commercial businesses.

The consolidated administrative service fees decreased by $24.0 million, or 82.5%, when compared to the same period in 2015, mostly as a result of the previously mentioned change in the Medicaid contract model.  Total administrative fees related to the previous Medicaid ASO agreement during the 2015 period amounted to $23.6 million.

Net Realized Investment Gains

Net realized investment gains are the result of the sale of debt and equity securities classified as available for sale, following our asset/liability management and tax planning strategies.

Claims Incurred

Consolidated claims incurred increased by $194.3 million, or 44.9%, to $626.7 million during the three months ended March 31, 2016 when compared to the claims incurred during the three months ended March 31, 2015, mostly due to higher claims in the Managed Care segment.  This increase primarily reflects the claims incurred in the segment’s Medicaid business after the change from an ASO model to a fully insured model as well to an increase in the claims of the Medicare business.  The consolidated loss ratio increased by 370 basis points to 84.9%.

Operating Expenses

Consolidated operating expenses during the three months ended March 31, 2016 decreased by $4.4 million, or 3.5%, to $123.0 million as compared to the operating expenses during the three months ended March 31, 2015.  The decrease reflects lower expenses related to the change in the Medicaid membership after we elected to decrease the number of regions we serve from eight regions under an ASO agreement to only two regions when the contract was changed to a fully-insured model, as well as lower professional services incurred.  The lower operating expenses also reflects a decrease in the provision for doubtful accounts, mostly reflecting the strengthening of the allowance for doubtful receivables in the 2015 period.  This decrease in the operating expenses was partially offset by a new business-to-business tax implemented in Puerto Rico during the third quarter 2015 and an increase in the Health Insurance Providers Fee, reflecting the higher fully insured member month enrollment after the Medicaid model change.  For the three months ended March 31, 2016, the consolidated operating expense ratio decreased 620 basis points to 16.5%, reflecting higher premiums revenue during this year and lower membership in our Medicaid business.

Income Taxes

Consolidated income taxes decreased by $3.2 million, to $1.7 million for the three months ended March 31, 2016.  The year over year change in income taxes primarily results from decreased capital gains, which are taxed at a lower tax rate, and a decline in the Managed Care segment’s income before tax in 2016.

Managed Care Operating Results

	Three months ended March 31,
(dollar amounts in millions)	2016	2015
Operating revenues:
Medical premiums earned, net:
Commercial	$215.5	$212.5
Medicare	261.0	260.0
Medicaid	202.2	-
Medical premiums earned, net	678.7	472.5
Administrative service fees	6.3	30.0
Net investment income	3.5	3.0
Total operating revenues	688.5	505.5
Medical operating costs:
Medical claims incurred	596.3	400.1
Medical operating expenses	92.8	94.4
Total medical operating costs	689.1	494.5
Medical operating (loss) income	$(0.6)	$11.0
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,091,415	1,143,729
Self-funded	543,026	574,334
Total Commercial member months	1,634,441	1,718,063
Medicare member months	364,427	347,082
Medicaid:
Fully-insured	1,221,892	-
Self-insured	-	4,229,082
Total Medicaid member months	1,221,892	4,229,082
Total member months	3,220,760	6,294,227
Medical loss ratio	87.9%	84.7%
Operating expense ratio	13.5%	18.8%

Operating income margin	-0.1%	2.2%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Medical Operating Revenues

Medical premiums earned for the three months ended March 31, 2016 increased by $206.2 million, or 43.6%, to $678.7 million when compared to the medical premiums earned during the three months ended March 31, 2015.  This increase is principally the result of the following:

•	Medical premiums generated by the Medicaid business amounted to $202.2 million after the change in the Medicaid service model, from an ASO agreement to a fully insured model effective April 1, 2015.

•	Medical premiums generated by the Commercial business increased by $3.0 million, or 1.4%, to $215.5 million. This fluctuation is primarily the result of approximately 6% year over year increase in average premium rates, partially offset by a decrease in fully insured member month enrollment.

•	Medical premiums generated by the Medicare business increased by $1.0 million, or 0.4%, to $261.0 million. This fluctuation primarily results from higher member month enrollment in Medicare Advantage products as compared with 2015, offset in part by the expected 5% reduction in 2016 Medicare reimbursement and a change in the business mix from duals to non-dual, which have lower per member per month premiums.

Administrative service fees decreased by $23.7 million, or 79.0%, to $6.3 million mainly due to the previously mentioned change in the Medicaid contract effective April 1, 2015.

Medical Claims Incurred

Medical claims incurred during the three months ended March 31, 2016 increased by $196.2 million, or 49.0%, to $596.3 million when compared to the three months ended March 31, 2015.  The medical loss ratio (MLR) of the segment increased 320 basis points during the 2016 period, to 87.9%.  This fluctuation is primarily attributed to the net effect of the following:

•	Effective April 1, 2015, the Medicaid delivery model changed from an ASO contract to a fully insured model. The medical claims incurred related to this contract for the three months ended March 31, 2016 amounted $182.2 million. The medical loss ratio of this segment was 90.1%, similar to our bid.

•	The medical claims incurred of the Medicare business increased by $12.3 million, or 5.5%, during the 2016 period and its MLR increased by 430 basis points, to 90.1%, primarily reflecting the reduction in Medicare reimbursement rates and higher claims cost associated to the performance of Health Risk Assessments (HRA) in the current year. In 2016 we have been able to complete a higher number of HRAs when compared to the same quarter last year. Adjusting for the effect of prior period reserve developments, premium and claim adjustments, and the increased HRA expenses, our Medicare MLR would have been approximately 88% this quarter, about 150 basis points higher than last year.

•	The medical claims incurred of the Commercial business increased by $1.7 million, or 1.0%, during the 2016 period mostly reflecting the impact of prior period reserve development. The Commercial MLR was 82.8%, which is 40 basis points lower than the MLR for the prior year. Excluding the effect of prior period reserve developments in 2016 and 2015, the MLR would have decreased by 640 basis points, reflecting the continuity of our underwriting discipline, which has resulted in premium trends higher than claims trends.

Medical Operating Expenses

Medical operating expenses for the three months ended March 31, 2016 decreased by $1.6 million, or 1.7%, to $92.8 million when compared to the three months ended March 31, 2015.  The operating expense ratio decreased by 530 basis points to 13.5% in 2016 as a result of the increase in premiums revenue and lower expenses.  The decrease mostly reflects higher premiums and lower expenses related to the change in the Medicaid membership after we elected to decrease the number of regions we serve from eight to only two regions when the contract was changed to a fully insured model.  This decrease in the operating expenses was partially offset by an increase in the Health Insurance Providers Fee and professional services incurred during the 2016 period.

Life Insurance Operating Results

	Three months ended March 31,
(dollar amounts in millions)	2016	2015
Operating revenues:
Premiums earned, net:
Premiums earned	$39.8	$38.7
Assumed earned premiums	1.5	1.6
Ceded premiums earned	(2.2)	(2.5)
Premiums earned, net	39.1	37.8
Net investment income	5.9	5.8
Total operating revenues	45.0	43.6
Operating costs:
Policy benefits and claims incurred	21.4	21.5
Underwriting and other expenses	18.0	17.3
Total operating costs	39.4	38.8
Operating income	$5.6	$4.8
Additional data:
Loss ratio	54.7%	56.9%
Operating expense ratio	46.0%	45.8%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating Revenues

Premiums earned, net increased by $1.3 million, or 3.4% to $39.1 million as the result of premium growth in the segment’s Individual Life and Cancer lines of business.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred remained in line, decreasing only $0.1 million, or 0.5%, to $21.4 million.  The loss ratio for the period decreased from 56.9% in 2015 to 54.7% in 2016, or 220 basis points, mostly reflecting higher premium revenue.

Underwriting and Other Expenses

Underwriting and other expenses increase mostly reflects higher commission expenses and increased general expenses related to the development of the Costa Rica operations.  The segment’s operating expense ratio increased 20 basis points from 45.8% in 2015 to 46.0% in 2016.

Property and Casualty Insurance Operating Results

	Three months ended March 31,
(dollar amounts in millions)	2016	2015
Operating revenues:
Premiums earned, net:
Premiums written	$27.6	$27.9
Premiums ceded	(10.4)	(10.8)
Change in unearned premiums	4.1	5.7
Premiums earned, net	21.3	22.8
Net investment income	1.9	2.1
Total operating revenues	23.2	24.9
Operating costs:
Claims incurred	9.7	11.3
Underwriting and other expenses	11.4	12.1
Total operating costs	21.1	23.4
Operating income	$2.1	$1.5
Additional data:
Loss ratio	45.5%	49.6%
Operating expense ratio	53.5%	53.1%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating Revenues

Total premiums written decreased by $0.3 million, or 1.1%, to $27.6 million, mostly resulting from lower sales of Commercial products and Hospital Malpractice, offset in part by an increase in Compulsory Liability insurance product.

The change in unearned premiums presents a decrease of $1.6 million mostly reflecting the segments lower volume of premiums written during the last twelve months.

Claims Incurred

Claims incurred decreased by $1.6 million, or 14.2%, to $9.7 million.  The loss ratio decreased by 410 basis points, to 45.5% during this period, primarily as a result of favorable loss experience in the Commercial Auto and Commercial Package lines of business.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $0.7 million, or 5.8%, to $11.4 million mostly due to a decrease in net commission expenses driven by a lower level of premiums earned.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Three months ended March 31,
(dollar amounts in millions)	2016	2015
Sources of cash:
Cash provided by operating activities	$31.3	$38.8
Net proceeds of investment securities	-	57.6
Proceeds from policyholder deposits	3.4	3.0
Other	1.6	-
Total sources of cash	36.3	99.4
Uses of cash:
Net purchases of investment securities	(108.9)	-
Net capital expenditures	(1.5)	(1.5)
Payments of long-term borrowings	(0.4)	(0.4)
Surrenders of policyholder deposits	(2.9)	(3.7)
Repurchase and retirement of common stock	(8.0)	(15.0)
Other	-	(2.5)
Total uses of cash	(121.7)	(23.1)
Net (decrease) increase in cash and cash equivalents	$(85.4)	$76.3

Cash flow from operating activities decreased by $7.5 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, principally due to higher claims paid by $172.0 million and an increase in cash paid to suppliers and employees of $13.0 million, offset in part by an increase in premium collections of $177.1 million.  The increase in claims paid and premiums collected is principally the result of the change in the Medicaid delivery model from ASO agreement to a fully insured model.

During the three months ended March 31, 2016, we had $1.6 million of other sources of cash, while in the 2015 period we had a net balance of other uses of cash of $2.5 million.  The fluctuation in the other sources/uses of cash is attributed to changes in the amount of outstanding checks over bank balances.

Net purchases of sales of investment securities were $108.9 million during the three months ended March 31, 2016, primarily resulting from the net cash flows disbursed on the purchases and sales of investment securities during the 2016 period following our asset/liability management strategy.  During the three months ended March 31, 2015 we had net proceeds of investments of $57.6 million.

Share Repurchase Program

In November 2015 the Company’s Board of Directors authorized a $25.0 million repurchase program of our Class B common stock. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the three months ended March 31, 2016, the Company repurchased and retired 367,101 shares of our Class B Common Stock at an average per share price of $21.99, for an aggregate cost of $8.0 million.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of March 31, 2016, we had $90.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of March 31, 2016.

On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).  On October 1, 2010 and May 14, 2015 we repaid $25.0 million and $11.0 million, respectively, of the principal of these senior unsecured notes.  Amount currently outstanding is $24.0 million.  The 6.6% notes contain certain non-financial covenants.  At March 31, 2016, we are in compliance with these covenants.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan, with original principal balance of $41.0 million, bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of March 31, 2016, this secured loan had an outstanding balance of $12.4 million and average annual interest rate of 1.37%.  This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of March 31, 2016 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

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

Further details regarding the senior unsecured notes and the credit agreements are incorporated by reference to “Item 7.—Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to certain market risks that are inherent in our financial instruments, which arise from transactions entered into in the normal course of business.  We have exposure to market risk mostly in our investment activities.  For purposes of this disclosure, “market risk” is defined as the risk of loss resulting from changes in interest rates and equity prices.  No material changes have occurred in our exposure to financial market risks since December 31, 2015.  A discussion of our market risk is incorporated by reference to “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of March 31, 2016, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to a reasonable level of assurance.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the chief executive officer and chief financial officer completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings that have experienced significant developments during this quarter, see note 13 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs ¹	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

January 1, 2016 to January 31, 2016	178,200	$22.47	178,200	$18.1
February 1, 2016 to February 29, 2016	187,700	21.30	187,700	14.1
March 1, 2016 to March 31, 2016	1,201	23.99	1,201	14.1

¹	In November 2015 the Company's Board of Directors authorized a $25.0 million Share Repurchase Program of its Class B common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

11	Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three months ended March 31, 2016 and 2015 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

31.1*	Certification of the President and Chief Executive Officer required by Rule 13a-14(a)/15d-14(a).

31.2*	Certification of the Executive Vice President and Chief Financial Officer required by Rule 13a-14(a)/15d-14(a).

32.1*	Certification of the President and Chief Executive Officer required pursuant to 18 U.S.C Section 1350.

32.2*	Certification of the Executive Vice President and Chief Financial Officer required pursuant to 18 U.S.C Section 1350.

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

Triple-S Management Corporation
Registrant

Date:	May 6, 2016	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	May 6, 2016	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer