Form 10-Q
period 2016-06-30
TRIPLE-S MANAGEMENT CORP
filed 2016-08-05
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at June 30, 2016
Common Stock Class A, $1.00 par value	950,968
Common Stock Class B, $1.00 par value	23,622,795

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended June 30, 2016

Part I – Financial Information

Item 1.	Financial Statements
Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	June 30,	December 31,
	2016	2015
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,144,588	$1,133,645
Equity securities	310,103	197,071
Securities held to maturity, at amortized cost:
Fixed maturities	2,838	2,929
Policy loans	8,301	7,901
Cash and cash equivalents	96,140	197,818
Total investments and cash	1,561,970	1,539,364
Premiums and other receivables, net	348,204	282,646
Deferred policy acquisition costs and value of business acquired	188,976	190,648
Property and equipment, net	70,356	73,953
Deferred tax asset	46,716	52,361
Goodwill	25,397	25,397
Other assets	73,675	41,776
Total assets	$2,315,294	$2,206,145
Liabilities and Equity
Claim liabilities	$481,864	$491,765
Liability for future policy benefits	309,491	289,530
Unearned premiums	82,051	80,260
Policyholder deposits	182,730	179,287
Liability to Federal Employees' Health Benefits Program (FEHBP)	24,554	26,695
Accounts payable and accrued liabilities	229,860	176,910
Deferred tax liability	24,745	15,070
Long-term borrowings	36,007	36,827
Liability for pension benefits	65,229	62,945
Total liabilities	1,436,531	1,359,289
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at June 30, 2016 and December 31, 2015, respectively	951	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,622,795 and 24,047,755 shares at June 30, 2016 and December 31, 2015, respectively	23,623	24,048
Additional paid-in capital	71,951	83,438
Retained earnings	720,802	713,466
Accumulated other comprehensive income	62,109	25,623
Total Triple-S Management Corporation stockholders' equity	879,436	847,526
Non-controlling interest in consolidated subsidiary	(673)	(670)
Total stockholders' equity	878,763	846,856
Total liabilities and equity	$2,315,294	$2,206,145

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues:
Premiums earned, net	$729,049	$754,107	$1,467,583	$1,286,665
Administrative service fees	4,520	4,549	9,603	33,672
Net investment income	12,875	10,998	24,233	21,916
Other operating revenues	915	641	1,727	1,794
Total operating revenues	747,359	770,295	1,503,146	1,344,047
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(1,434)	(1,660)	(1,434)	(2,862)
Net realized gains, excluding other-than-temporary impairment losses on securities	2,954	12,267	3,012	19,682
Total net realized investment gains on sale of securities	1,520	10,607	1,578	16,820
Other income, net	3,859	1,083	4,734	2,842
Total revenues	752,738	781,985	1,509,458	1,363,709
Benefits and expenses:
Claims incurred	622,087	637,898	1,248,781	1,070,328
Operating expenses	121,112	126,824	244,092	254,199
Total operating costs	743,199	764,722	1,492,873	1,324,527
Interest expense	1,954	2,074	3,836	4,256
Total benefits and expenses	745,153	766,796	1,496,709	1,328,783
Income before taxes	7,585	15,189	12,749	34,926
Income tax expense (benefit)	3,707	(3,712)	5,416	1,219
Net income	3,878	18,901	7,333	33,707
Less: Net loss attributable to non-controlling interest	2	25	3	55
Net income attributable to Triple-S Management Corporation	$3,880	$18,926	$7,336	$33,762
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.16	$0.73	$0.30	$1.29
Diluted net income per share	$0.16	$0.73	$0.30	$1.28

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income	$3,878	$18,901	$7,333	$33,707
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	15,830	(29,044)	35,407	(27,250)
Defined benefit pension plan:
Actuarial loss, net	507	1,016	1,229	1,903
Prior service credit, net	(62)	(77)	(150)	(138)
Total other comprehensive income (loss), net of tax	16,275	(28,105)	36,486	(25,485)
Comprehensive income (loss)	20,153	(9,204)	43,819	8,222
Comprehensive loss attributable to non-controlling interest	2	25	3	55
Comprehensive income (loss) attributable to Triple-S Management Corporation	$20,155	$(9,179)	$43,822	$8,277

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	2016	2015
Balance at January 1	$847,526	$858,558
Share-based compensation	2,649	3,199
Stock issued upon the exercise of stock options	55	179
Repurchase and retirement of common stock	(14,616)	(26,170)
Comprehensive income	43,822	8,277
Total Triple-S Management Corporation stockholders' equity	879,436	844,043
Non-controlling interest in consolidated subsidiary	(673)	(587)
Balance at June 30	$878,763	$843,456

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$7,333	$33,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,300	8,138
Net amortization of investments	3,981	3,187
(Reduction) additions to the allowance for doubtful receivables	(313)	11,626
Deferred tax expense (benefit)	4,301	(6,423)
Net realized investment gain on sale of securities	(1,578)	(16,820)
Interest credited to policyholder deposits	2,436	1,742
Share-based compensation	2,313	3,199
(Increase) decrease in assets:
Premium and other receivables, net	(63,589)	(56,003)
Deferred policy acquisition costs and value of business acquired	(3,562)	(2,043)
Deferred taxes	178	(4,876)
Other assets	(31,425)	(16,596)
Increase (decrease) in liabilities:
Claim liabilities	(9,901)	72,100
Liability for future policy benefits	19,961	11,414
Unearned premiums	1,791	(2,464)
Liability to FEHBP	(2,141)	823
Accounts payable and accrued liabilities	52,350	36,017
Net cash (used in) provided by operating activities	(10,565)	76,728

(Continued)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Six months ended June 30,
	2016	2015
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$163,150	$241,476
Fixed maturities matured/called	14,301	34,906
Equity securities sold	32,252	65,621
Securities held to maturity - fixed maturities matured/called	700	100
Acquisition of investments:
Securities available for sale:
Fixed maturities	(150,005)	(259,984)
Equity securities	(136,104)	(12,165)
Securities held to maturity - fixed maturities	(609)	(103)
Increase in other investments	(1,383)	(2,522)
Net disbursements for policy loans	(400)	(74)
Net capital expenditures	(2,716)	(3,003)
Net cash (used in) provided by investing activities	(80,814)	64,252
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	4,074	1,028
Repayments of long-term borrowings	(820)	(11,820)
Repurchase and retirement of common stock	(14,560)	(25,988)
Proceeds from policyholder deposits	7,942	4,538
Surrenders of policyholder deposits	(6,935)	(6,271)
Net cash used in financing activities	(10,299)	(38,513)
Net (decrease) increase in cash and cash equivalents	(101,678)	102,467
Cash and cash equivalents:
Beginning of period	197,818	110,037
End of period	$96,140	$212,504

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

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months and six months ended June 30, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016.

(2)	Recent Accounting Standards

On January 5, 2016, the Financial Accounting Standards Board (FASB) issued guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  Among the many targeted improvements to U.S. GAAP are (1) requiring equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; and (4) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance applies to all entities that hold financial assets or owe financial liabilities. For public companies, these amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact that the adoption of this guidance may have on the Company's consolidated financial statements.

On February 25, 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  This guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees. It requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The guidance requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. This guidance is effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact that the adoption of this guidance may have on the Company's consolidated financial statements.

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

On May 9, 2016, the FASB issued guidance which affects only the narrow aspects of guidance related to revenue from contracts with customers that include: (1) clarification of the collectibility criterion and the addition of a new criterion to clarify when revenue would be recognized for a contract that fails to meet the criteria in step 1 of the core principle of the guidance (i.e., identifying the contracts with a customer); (2) presentation of sales taxes and similar taxes collected from customers; (3) non-cash consideration; (4) contract modifications at transition; (5) completed contracts at transition; and (6) clarification that an entity that retrospectively applies in the guidance to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption, but is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. For public companies, these amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact the adoption of this guidance may have on the Company's consolidated financial statements.

On June 16, 2016, the FASB issued guidance to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date by replacing the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates.  For public companies, these amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years.  We are currently evaluating the impact the adoption of this guidance may have on the Company's consolidated financial statements.

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months and six months ended June 30, 2016 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(3)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$70,523	$791	$-	$71,314
U.S. Treasury securities and obligations of U.S. government instrumentalities	95,105	1,517	-	96,622
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	25,981	2,666	-	28,647
Municipal securities	648,892	60,786	(5)	709,673
Corporate bonds	197,493	20,776	-	218,269
Residential mortgage-backed securities	775	47	-	822
Collateralized mortgage obligations	19,104	138	(1)	19,241
Total fixed maturities	1,057,873	86,721	(6)	1,144,588
Equity securities - Mutual funds	272,948	38,044	(889)	310,103
Total	$1,330,821	$124,765	$(895)	$1,454,691

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government-sponsored enterprises	$115,965	$301	$(26)	$116,240
U.S. Treasury securities and obligations of U.S. government instrumentalities	163,322	234	(286)	163,270
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	25,302	317	-	25,619
Municipal securities	612,225	35,418	(197)	647,446
Corporate bonds	148,198	9,782	(572)	157,408
Residential mortgage-backed securities	883	54	-	937
Collateralized mortgage obligations	22,363	368	(6)	22,725
Total fixed maturities	1,088,258	46,474	(1,087)	1,133,645
Equity securities - Mutual funds	169,593	27,851	(373)	197,071
Total	$1,257,851	$74,325	$(1,460)	$1,330,716

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$620	$238	$-	$858
Residential mortgage-backed securities	191	20	-	211
Certificates of deposit	2,027	-	-	2,027
Total	$2,838	$258	$-	$3,096

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$620	$178	$-	$798
Residential mortgage-backed securities	191	17	-	208
Certificates of deposit	2,118	-	-	2,118
Total	$2,929	$195	$-	$3,124

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities
Securites available for sale
Fixed maturities
Municipal securities	$7,857	$(5)	1	$-	$-	-	$7,857	$(5)	1
Collateralized mortgage obligations	1,117	(1)	1	-	-	-	1,117	(1)	1
Total fixed maturities	8,974	(6)	2	-	-	-	8,974	(6)	2
Equity securities-Mutual funds	21,569	(889)	6	-	-	-	21,569	(889)	6
Total for securities available for sale	$30,543	$(895)	8	$-	$-	-	$30,543	$(895)	8

	December 31, 2015
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$18,989	$(26)	1	$-	$-	-	$18,989	$(26)	1
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	130,996	(286)	5	-	-	-	130,996	(286)	5
Municipal securities	43,937	(197)	11	-	-	-	43,937	(197)	11
Corporate bonds	35,718	(572)	9	-	-	-	35,718	(572)	9
Collateralized mortgage obligations	1,448	(6)	1	-	-	-	1,448	(6)	1
Total fixed maturities	231,088	(1,087)	27	-	-	-	231,088	(1,087)	27
Equity securities-Mutual funds	9,319	(373)	2	-	-	-	9,319	(373)	2
Total for securities available for sale	$240,407	$(1,460)	29	$-	$-	-	$240,407	$(1,460)	29

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

Mutual Funds:  As of June 30, 2016, investments in mutual funds with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.  During the three and six months ended June 30, 2016, positions with a total fair market value of $11,582 were impaired by $1,434.  There were no impairment on mutual funds during the 2015 period.

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $16,426 and a gross unrealized gain of $55, and (2) bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina) with a fair value of $12,221 and a gross unrealized gain of $2,611.

Besides holdings in escrowed bonds, which are backed by US Government securities and therefore have an implicit AA+/Aaa rating, our exposure is in senior lien bonds issued by Cofina.

There was no impairment on Cofina during the three months and six months ended June 30, 2016.  During the three and six months ended June 30, 2015, we recorded an other-than-temporary impairment related to these positions amounting to $1,660 and $2,862, respectively.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	June 30, 2016
	Amortized cost	Estimated fair value
Securities available for sale:
Due in one year or less	$43,982	$44,305
Due after one year through five years	329,658	338,835
Due after five years through ten years	109,413	122,168
Due after ten years	554,941	619,217
Residential mortgage-backed securities	775	822
Collateralized mortgage obligations	19,104	19,241
	$1,057,873	$1,144,588
Securities held to maturity:
Due in one year or less	$2,027	$2,027
Due after ten years	620	858
Residential mortgage-backed securities	191	211
	$2,838	$3,096

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Realized gains (losses):
Fixed maturity securities:
Securities available for sale:
Gross gains from sales	$912	$2,328	$1,873	$6,337
Gross losses from sales	(103)	(129)	(1,462)	(404)
Gross losses from other-than-temporary impairments	-	(1,660)	-	(2,862)
Total fixed maturity securities	809	539	411	3,071
Equity securities:
Securities available for sale:
Gross gains from sales	2,525	10,138	3,112	13,874
Gross losses from sales	(380)	(70)	(511)	(125)
Gross losses from other-than-temporary impairments	(1,434)	-	(1,434)	-
Total equity securities	711	10,068	1,167	13,749
Net realized gains on securities available for sale	$1,520	$10,607	$1,578	$16,820

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$18,739	$(23,848)	$41,328	$(19,757)
Equity securities – available for sale	2,908	(11,595)	9,677	(12,873)
	$21,647	$(35,443)	$51,005	$(32,630)
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$27	$(37)	$63	$(20)

The deferred tax asset (liability) on unrealized gains change recognized in accumulated other comprehensive income during the six months ended June 30, 2016 and 2015 was ($15,598) and $5,380, respectively.

As of June 30, 2016 and December 31, 2015, no individual investment in securities exceeded 10% of stockholders’ equity.

(4)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of June 30, 2016, and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Premium	$137,649	$92,600
Self-funded group receivables	66,724	73,552
FEHBP	14,129	13,859
Agent balances	31,934	25,424
Accrued interest	13,102	12,624
Reinsurance recoverable	56,941	48,506
Other	63,928	53,325
	384,407	319,890
Less allowance for doubtful receivables:
Premium	27,805	28,944
Other	8,398	8,300
	36,203	37,244
Total premium and other receivables, net	$348,204	$282,646

As of June 30, 2016 and December 31, 2015, the Company had premiums and other receivables of $90,670 and $78,230, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of June 30, 2016 and December 31, 2015 were $18,315 and $19,133, respectively.

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

The following tables summarize fair value measurements by level at June 30, 2016 and December 31, 2015 for assets measured at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$71,314	$-	$71,314
U.S. Treasury securities and obligations of U.S government instrumentalities	96,622	-	-	96,622
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	28,647	-	28,647
Municipal securities	-	709,673	-	709,673
Corporate bonds	-	218,269	-	218,269
Residential agency mortgage-backed securities	-	822	-	822
Collateralized mortgage obligations	-	19,241	-	19,241
Total fixed maturities	96,622	1,047,966	-	1,144,588
Equity securities - Mutual funds	230,610	64,624	14,869	310,103

Total	$327,232	$1,112,590	$14,869	$1,454,691

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	-	116,240	-	116,240
U.S. Treasury securities and obligations of U.S government instrumentalities	163,270	-	-	163,270
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	25,619	-	25,619
Municipal securities	-	647,446	-	647,446
Corporate bonds	-	157,408	-	157,408
Residential agency mortgage-backed securities	-	937	-	937
Collateralized mortgage obligations	-	22,725	-	22,725
Total fixed maturities	163,270	970,375	-	1,133,645
Equity securities - Mutual funds	167,082	22,031	7,958	197,071

Total	$330,352	$992,406	$7,958	$1,330,716

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers in and/or out of Level 3 and between Levels 1 and 2 during the three months and six months ended June 30, 2016 and 2015.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and six months ended June 30 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$6,997	$10,191	$7,958	$13,349
Realized gains	63	(700)	214	1,412
Unrealized in other accumulated comprehensive income	(321)	(519)	(969)	(3,302)
Purchases	8,525	111	8,633	189
Capital distributions	(395)	-	(967)	(2,565)
Ending balance	$14,869	$9,083	$14,869	$9,083

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our condensed consolidated balance sheets at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$8,301	$-	$8,301	$-	$8,301

Liabilities:
Policyholder deposits	$182,730	$-	$182,730	$-	$182,730
Long-term borrowings:
Loans payable to bank - variable	12,007	-	12,007	-	12,007
6.6% senior unsecured notes payable	24,000	-	19,200	-	19,200
Total long-term borrowings	36,007	-	31,207	-	31,207
Total liabilities	$218,737	$-	$213,937	$-	$213,937

	December 31, 2015
	Carrying Value	Fair Value
		Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,901	$-	$7,901	$-	$7,901

Liabilities:
Policyholder deposits	$179,287	$-	$179,287	$-	$179,287
Long-term borrowings:
Loans payable to bank - variable	12,827	-	12,827	-	12,827
6.6% senior unsecured notes payable	24,000	-	19,920	-	19,920
Total long-term borrowings	36,827	-	32,747	-	32,747
Total liabilities	$216,114	$-	$212,034	$-	$212,034

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(6)	Claim Liabilities

The activity in claim liabilities is as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Claim liabilities at beginning of period	$525,066	$401,642	$491,765	$390,086
Reinsurance recoverable on claim liabilities	(39,871)	(39,958)	(40,714)	(40,635)
Net claim liabilities at beginning of period	485,195	361,684	451,051	349,451
Incurred claims and loss-adjustment expenses:
Current period insured events	622,859	628,900	1,244,339	1,080,137
Prior period insured events	(7,414)	3,783	(8,962)	(21,901)
Total	615,445	632,683	1,235,377	1,058,236
Payments of losses and loss-adjustment expenses:
Current period insured events	599,938	539,085	970,073	783,813
Prior period insured events	56,947	32,252	272,600	200,844
Total	656,885	571,337	1,242,673	984,657
Net claim liabilities at end of period	443,755	423,030	443,755	423,030
Reinsurance recoverable on claim liabilities	38,109	39,156	38,109	39,156
Claim liabilities at end of period	$481,864	$462,186	$481,864	$462,186

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the three months and six months ended June 30, 2016 and for the six months ended June 30, 2015 are due primarily to better than expected utilization trends.  The amount in the incurred claims and loss-adjustment expenses for the prior period insured events for the three months ended June 30, 2015 is due primarily to higher than anticipated utilization trends.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $6,642 and $13,404 during the three months and six months ended June 30, 2016, respectively.  The change in the liability for future policy benefits during the three months and six months ended June 30, 2015 amounted to $5,215 and $12,092, respectively.

(7)	Long-Term Borrowings

On March 11, 2016, Triple-S Salud, Inc. (TSS) entered into a $30,000 revolving loan agreement with a commercial bank in Puerto Rico. This line of credit, unused as of June 30, 2016, has an interest rate of LIBOR plus 220 basis points, matures on March 11, 2017, and contains certain financial and non-financial covenants that are customary for this type of facility.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(8)	Income Taxes

In connection with the Puerto Rico tax code, as amended, on April 15, 2015, the group of corporations that comprise TSM entered into a Closing Agreement with the Puerto Rico Department of Treasury.  The Closing Agreement, among other matters, was related with the payment of the preferential tax rate on the increase in value of some of its long-term capital assets, as permitted by Act No. 238 of 2014 and Act No. 44 of 2015.  The agreement also covered certain tax attributes of the Corporation.  During the three months ended June 30, 2015, as a result of the aforementioned tax laws and the Closing Agreement, the Company: (1) obtained a benefit from the lower tax rate provided under these statutes, (2) reassessed the realizability of some of its deferred taxes and (3) recorded a tax benefit of $3,129.

During the three months ended June 30, 2016, our Property and Casualty subsidiary, Triple-S Propiedad, Inc. (TSP), reassessed the tax rate used to measure several temporary differences, from 20% to 39%, which resulted in an increase in the deferred tax expense of approximately $2,633.

(9)	Pension Plan

The components of net periodic benefit cost for the three months and six months ended June 30 were as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$878	$1,160	$2,128	$2,057
Interest cost	1,939	2,322	4,701	4,222
Expected return on assets	(2,054)	(2,350)	(4,980)	(4,214)
Amortization of prior service benefit	(102)	(126)	(246)	(226)
Amortization of actuarial loss	831	1,665	2,014	3,119
Net periodic benefit cost	$1,492	$2,671	$3,617	$4,958

Employer Contributions:  The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2015 that it expected to contribute $8,000 to the pension program in 2016.  As of June 30, 2016, the Corporation has not made contributions to the pension program.

(10)	Stock Repurchase Program

The Company repurchases shares through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.

In November 2015 the Company’s Board of Directors authorized a $25,000 repurchase program of its Class B common stock.  During the three months ended June 30, 2016, the Company repurchased and retired under this program 284,846 shares at an average per share price of $23.09, for an aggregate cost of $6,533. During the six months ended June 30, 2016, the Company repurchased and retired under this program 651,947 shares at an average per share price of $22.50, for an aggregate cost of $14,560.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(11)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Net Unrealized Gain on Securities
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning Balance	$82,055	$103,261	$62,478	$101,467
Other comprehensive income before reclassifications	18,193	(12,336)	37,817	(11,504)
Amounts reclassified from accumulated other comprehensive income	(2,363)	(16,708)	(2,410)	(15,746)
Net current period change	15,830	(29,044)	35,407	(27,250)
Ending Balance	$97,885	$74,217	$97,885	$74,217

	Liability for Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning Balance	$(36,221)	$(51,865)	$(36,855)	$(52,691)
Other comprehensive income before reclassifications	-	-	-	-
Amounts reclassified from accumulated other comprehensive income	445	939	1,079	1,765
Net current period change	445	939	1,079	1,765
Ending Balance	$(35,776)	$(50,926)	$(35,776)	$(50,926)

	Accumulated Other Comprehensive Income
	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning Balance	$45,834	$51,396	$25,623	$48,776
Other comprehensive income before reclassifications	18,193	(12,336)	37,817	(11,504)
Amounts reclassified from accumulated other comprehensive income	(1,918)	(15,769)	(1,331)	(13,981)
Net current period change	16,275	(28,105)	36,486	(25,485)
Ending Balance	$62,109	$23,291	$62,109	$23,291

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(12)	Share-Based Compensation

Share-based compensation expense recorded during the three months and six months ended June 30, 2016 was $1,228 and $2,313, respectively.  Share-based compensation expense recorded during the three months and six months ended June 30, 2015 was $1,316 and $3,199, respectively.  There was no cash received from stock option exercises during the six months ended June 30, 2016 and 2015.  During the six months ended June 30, 2016 and 2015, 2,290 and 7,235 shares, respectively, were repurchased and retired as a result of non-cash exercises of stock options.

(13)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator for earnings per share:
Net income attributable to TSM available to stockholders	$3,880	$18,926	$7,336	$33,762
Denominator for basic earnings per share:
Weighted average of common shares	24,624,070	25,922,680	24,609,749	26,208,573
Effect of dilutive securities	45,364	74,984	58,892	86,793
Denominator for diluted earnings per share	24,669,434	25,997,664	24,668,641	26,295,366
Basic net income per share attributable to TSM	$0.16	$0.73	$0.30	$1.29
Diluted net income per share attributable to TSM	$0.16	$0.73	$0.30	$1.28

(14)	Contingencies

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

Claims by Heirs of Former Shareholders

In the case entitled Cebollero Santamaría v. Triple-S Salud, Inc., et al, was filed on March 26, 2013, and the Company filed its response on May 16, 2013. On October 29, 2013, the Company filed a motion for summary judgment on the grounds that the claim is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies and, in the alternative, that plaintiff failed to state a claim for which relief can be granted, which was denied by the court.  On November 2, 2015, the Company filed a petition of Writ of Certiorari with the Puerto Rico Court of Appeals, which was denied on March 8, 2016.  On March 23, 2016, the Company filed a request for reconsideration to its petition of Writ of Certiorari with the Puerto Rico Court of Appeals, which the plaintiff opposed. The Court of Appeals denied reconsideration on April 28, 2016. The Company filed a Writ of Certiorari before the Supreme Court on May 31, 2016. The same has been opposed by the plaintiff.

In the case entitled Gallardo Mendez, et al, v. Triple-S Management Corporation, which was filed on December 30, 2014, the Company filed a motion to dismiss on March 13, 2015.  After an extension of time granted by the court, plaintiff did not file an opposition.  Therefore, on June 16, 2015, the court deemed our motion to dismiss unopposed. On March 18, 2016, the court dismissed the complaint with prejudice. Since plaintiff did not file within 30 days an appeal brief opposing the trial court’s determination, the dismissal of the case is final.

Claims Relating to the Provision of Health Care Services

On June 5, 2014, ASES initiated an administrative hearing against TSS moved by a primary medical group for alleged outstanding claims related to services provided to Medicaid beneficiaries from 2005 to 2010, totaling approximately $3,000. On June 19, 2014, TSS filed its response.  On June 25, 2014, the hearing officer ordered the parties to file a joint working plan and schedule.  In the process of executing said plan and after discovery was completed, this matter was settled for $316 on June 6, 2016.

(15)	Segment Information

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

The Managed Care segment participates in the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid) program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico, by administering the provision of the physical health component in designated service regions in Puerto Rico.  We served all eight service regions on an administrative service only basis (ASO) until March 31, 2015.  Administrative service fees during the six months ended June 30, 2015 amounted to $24,238.  Effective April 1, 2015, we started to provide healthcare services to only two regions of the Medicaid program on a risk based model.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

The following tables summarize the operations by reportable segment for the three and six months ended June 30, 2016 and 2015:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating revenues:
Managed Care:
Premiums earned, net	$668,932	$695,517	$1,347,312	$1,167,684
Administrative service fees	4,520	4,549	9,603	33,672
Intersegment premiums/service fees	1,652	3,312	3,137	4,505
Net investment income	4,107	2,719	7,587	5,717
Total managed care	679,211	706,097	1,367,639	1,211,578
Life Insurance:
Premiums earned, net	38,591	36,245	77,557	74,025
Intersegment premiums	202	70	339	131
Net investment income	6,412	6,103	12,326	11,884
Total life insurance	45,205	42,418	90,222	86,040
Property and Casualty Insurance:
Premiums earned, net	21,526	22,345	42,714	44,956
Intersegment premiums	154	154	307	307
Net investment income	2,325	2,131	4,254	4,221
Total property and casualty insurance	24,005	24,630	47,275	49,484
Other segments: *
Intersegment service revenues	2,617	2,779	5,162	5,162
Operating revenues from external sources	959	680	1,815	1,863
Total other segments	3,576	3,459	6,977	7,025
Total business segments	751,997	776,604	1,512,113	1,354,127
TSM operating revenues from external sources	1	16	5	30
Elimination of intersegment premiums/service fees	(2,008)	(3,536)	(3,783)	(4,943)
Elimination of intersegment service revenues	2,518	(2,779)	(27)	(5,162)
Other intersegment eliminations	(5,149)	(10)	(5,162)	(5)
Consolidated operating revenues	$747,359	$770,295	$1,503,146	$1,344,047

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating (loss) income:
Managed care	$(3,780)	$(2,515)	$(4,421)	$8,457
Life insurance	5,054	5,286	10,652	10,102
Property and casualty insurance	3,388	2,454	5,499	3,960
Other segments *	(182)	(121)	(361)	(284)
Total business segments	4,480	5,104	11,369	22,235
TSM operating revenues from external sources	1	16	5	30
TSM unallocated operating expenses	(2,707)	(1,937)	(5,874)	(7,540)
Elimination of TSM intersegment charges	2,386	2,390	4,773	4,795
Consolidated operating income	4,160	5,573	10,273	19,520
Consolidated net realized investment gains	1,520	10,607	1,578	16,820
Consolidated interest expense	(1,954)	(2,074)	(3,836)	(4,256)
Consolidated other income, net	3,859	1,083	4,734	2,842
Consolidated income before taxes	$7,585	$15,189	$12,749	$34,926

Depreciation and amortization expense:
Managed care	$2,839	$3,281	$5,773	$6,760
Life insurance	249	279	504	549
Property and casualty insurance	150	88	311	190
Other segments*	166	119	319	245
Total business segments	3,404	3,767	6,907	7,744
TSM depreciation expense	196	197	393	394
Consolidated depreciation and amortization expense	$3,600	$3,964	$7,300	$8,138

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	June 30, 2016	December 31, 2015
Assets:
Managed care	$1,126,240	$1,034,725
Life insurance	820,789	770,721
Property and casualty insurance	364,565	350,514
Other segments *	26,091	25,629
Total business segments	2,337,685	2,181,589
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	1,487	12,304
Property and equipment, net	22,859	23,219
Other assets	30,909	31,732
	55,255	67,255
Elimination entries-intersegment receivables and others	(77,646)	(42,699)
Consolidated total assets	$2,315,294	$2,206,145

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(16)	Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standards Codification.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and six months ended June 30, 2016.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2015 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months and six months ended June 30, 2016 included in this Quarterly Report on Form 10-Q.

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-Q may include statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including, among other things: statements concerning our business and our financial condition and results of operations.  These statements are not historical, but instead represent our belief regarding future events, any of which, by their nature, are inherently uncertain and outside of our control.  These statements may address, among other things, future financial results, strategy for growth, and market position.  It is possible that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements.  The factors that could cause actual results to differ from those in the forward-looking statements are discussed throughout this form.  We are not under any obligation to update or alter any forward-looking statement (and expressly disclaims any such obligations), whether as a result of new information, future events or otherwise.  Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, but are not limited to, rising healthcare costs, business conditions and competition in the different insurance segments, government action and other regulatory issues.

Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare Advantage markets.  In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Insurance Plan (a government of Puerto Rico and U.S. Federal Government funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (Medicaid), by administering the provision of the physical health component in designated service regions in Puerto Rico.  We served all eight regions on an administrative service only basis (ASO) until March 31, 2015.  Effective April 1, 2015, the government changed the Medicaid delivery model from ASO to a risk-based model that includes the physical and mental health components. We elected to participate in this sector as a fully-insured provider in only two regions of Puerto Rico.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of June 30, 2016, we served approximately 1,048,000 members across all regions of Puerto Rico.  For the six months ended June 30, 2016 and 2015, our managed care segment represented approximately 92% and 91%, respectively, of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.

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

Intersegment revenues and expenses are reported on a gross basis in each of the operating segments but eliminated in the consolidated results.  Except as otherwise indicated, the numbers for each segment presented in this Quarterly Report on Form 10-Q do not reflect intersegment eliminations.  These intersegment revenues and expenses affect the amounts reported on the financial statement line items for each segment, but are eliminated in consolidation and do not change net income.  See note 15 of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Our revenues primarily consist of premiums earned, net and administrative service fees.  These revenues are derived from the sale of managed care products in the Commercial market to employer groups, individuals and government-sponsored programs, principally Medicare and the Government of Puerto Rico Health Insurance Plan.  Premiums are derived from insurance contracts.  Administrative service fees are derived from self-funded contracts, under which we provide a range of services, including claims administration, billing and membership services, among others.  Revenues also include premiums earned from the sale of property and casualty and life insurance contracts, and investment income and revenues derived from other segments.  Substantially all of our earnings are generated in Puerto Rico.

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

Puerto Rico Economy Update

During recent years, Puerto Rico has been facing economic and fiscal challenges and its economy has been contracting.

On April 6, 2016, the Governor of Puerto Rico signed into law Act 21-2016, known as the “Puerto Rico Emergency Moratorium and Financial Rehabilitation Act” (as amended pursuant to Act 41-2016, Act 21). Act 21 allows the Governor to declare a moratorium on debt service payments and to stay related creditor remedies for a temporary period for the Commonwealth of Puerto Rico (Commonwealth) and certain government instrumentalities in order to protect the health, safety and welfare of the residents of the Commonwealth. The temporary period set forth in Act 21 lasts until January 31, 2017, with a possible two-month extension at the Governor’s discretion.  Pursuant to Act 21, the Governor signed several executive orders declaring GDB and other government instrumentalities in a state of emergency and has invoked a local debt moratorium resulting in payment defaults.

On April 6, 2016, the Governor of Puerto Rico signed into law Act. No. 71-2004, known as the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the Recovery Act), was challenged by certain private investors in Federal court and was declared unconstitutional by the United States District Court for the District of Puerto Rico on February 6, 2015. The District Court’s decision was upheld by the United States Courts of Appeals for the First Circuit and subsequently upheld by the United States Supreme Court on June 13, 2016.

On June 30, 2016, the President of the United States signed the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), which grants the Commonwealth and its component units, access to an orderly mechanism to restructure their debts in exchange for significant federal oversight over the Commonwealth’s finances. In general, PROMESA seeks to provide Puerto Rico with fiscal and economic discipline through the creation of a control board, relief from creditor lawsuits through the enactment of a temporary stay on litigation, and two alternative methods to adjust unsustainable debt.

If the liquidity of the Government of Puerto Rico, its agencies, municipalities and public corporations becomes significantly affected as a result of their inability to raise funding in the market or generate enough revenues, we may face credit losses in our premium and fees receivables from these and other government related entities.  As of June 30, 2016, the Company had premiums and other receivables of $90.7 million from the Government of Puerto Rico, including its agencies, municipalities and public corporations with a related allowance for doubtful receivables of $18.3 million.

See Item 1A.   Risk Factors—Risks Related to Our Business – “Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.” and “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.’’ included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Managed Care – Medicare Advantage

On April 4, 2016, CMS published the Final MA Ratebook and Call Letter with the 2017 rates for MA plans. Puerto Rico’s MA benchmark rates are estimated to decrease approximately 2.4% compared to 2016 funding levels.  We expect our rates to remain flat mostly as a result of changes in the risk score model.

Managed Care – Puerto Rico Health Reform Program (Medicaid)

We have concluded Medicaid rate negotiations for the contract year that began on July 1, 2016 and are awaiting final approval of the agreement from CMS.  There will be no changes to the regions that we serve.  The new rates for the next year are approximately 4% lower than the existing one, reflecting better than expected utilization over the last 15 months. The contract’s profit sharing clause established in the agreement based on certain quality metrics, has been extended into June 30, 2017.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of June 30,
	2016	2015
Managed care enrollment:
Commercial [1]	528,902	561,440
Medicare	116,215	120,147
Medicaid	402,661	433,093
Total	1,047,778	1,114,680
Managed care enrollment by funding arrangement:
Fully-insured	868,157	928,323
Self-insured	179,621	186,357
Total	1,047,778	1,114,680

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government and local government employees.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2016	2015	2016	2015
Revenues:
Premiums earned, net	$729.1	$754.1	$1,467.6	$1,286.7
Administrative service fees	4.5	4.6	9.6	33.7
Net investment income	12.9	11.0	24.2	21.9
Other operating revenues	0.9	0.6	1.7	1.7
Total operating revenues	747.4	770.3	1,503.1	1,344.0
Net realized investment gains	1.5	10.6	1.6	16.8
Other income, net	3.8	1.1	4.7	2.9
Total revenues	752.7	782.0	1,509.4	1,363.7
Benefits and expenses:
Claims incurred	622.1	637.9	1,248.8	1,070.3
Operating expenses	121.1	126.8	244.1	254.2
Total operating expenses	743.2	764.7	1,492.9	1,324.5
Interest expense	1.9	2.1	3.8	4.3
Total benefits and expenses	745.1	766.8	1,496.7	1,328.8
Income before taxes	7.6	15.2	12.7	34.9
Income tax expense (benefit)	3.7	(3.7)	5.4	1.2
Net income	3.9	18.9	7.3	33.7
Less: net loss attributable to non-controlling interest	-	-	-	0.1
Net income attributable to TSM	$3.9	$18.9	$7.3	$33.8

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating Revenues

Consolidated premiums earned, net decreased by $25.0 million, or 3.3%, to $729.1 million.  This decrease primarily reflects lower premiums in the Managed Care segment by $26.6 million mainly due to lower fully-insured membership across all sectors and a reduction to Medicaid premiums of $14.6 million recognized as return premiums to the government of Puerto Rico. This return premium accrual is in line with the provisions of the Medicaid at-risk contract.  These fluctuations are offset in part by higher premium rates in the Commercial business.

Net investment income increased by $1.9 million, or 17.1%, to $12.9 million when compared to the same period in 2015, mostly as a result of higher invested balances.

Other Income, Net

The $2.7 million increase in consolidated other income reflects the collection of interest charged for late payment related to the current Medicaid contract.

Claims Incurred

Consolidated claims incurred decreased by $15.8 million, or 2.5%, to $622.1 million, mostly due to the Managed Care segment’s decrease in fully-insured membership, partially offset by increased medical cost as the result of the usual overall cost trend.  The consolidated loss ratio increased by 70 basis points to 85.3%.  Excluding the impact of prior period reserve developments, as well as moving the mid-year and 2015 final risk score revenue adjustments to its corresponding period, consolidated loss ratio was 85.0%.

Operating Expenses

Consolidated operating expenses decreased by $5.7 million, or 4.5%, to $121.1 million.  The decrease reflects lower expenses related to the change in the Medicaid membership after we elected to decrease the number of regions we serve, from eight regions under an ASO agreement to only two regions when the contract changed to a fully-insured model.  The lower operating expenses also reflect a decrease in the provision for doubtful accounts, mostly due to the strengthening of the allowance for doubtful receivables in the 2015 period.  This decrease in the operating expenses was partially offset by a new business-to-business tax implemented in Puerto Rico during the third quarter of 2015 and an increase in the Health Insurance Providers Fee, reflecting the Medicaid enrollment after the model change.  For the three months ended June 30, 2016, the consolidated operating expense ratio decreased 20 basis points to 16.5%.

Income Taxes

Consolidated income taxes increased by $7.4 million, from a tax benefit of $3.7 million to a tax expense of $3.7 million for the three months ended June 30, 2016.  The higher income tax primarily results from the net effect of the following:

•	The Property and Casualty segment reassessed the tax rate used to measure several temporary differences; as a consequence such rate was increased from 20% to 39%, resulting in an increase to its deferred tax expense of approximately $2.6 million.

•	During the 2015 period, the Company executed a Closing Agreement between TSM and its subsidiaries and the Puerto Rico Treasury Department in connection with a local law that provided a temporary preferential tax rate in capital asset transactions. These events allowed the Company to record a $3.1 million benefit in the 2015 period resulting from the enacted lower taxable rate and the reassessment of the realizability of some of its deferred taxes.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating Revenues

Consolidated premiums earned, net increased by $180.9 million, or 14.1%, to $1.5 billion.  This increase primarily reflects higher premiums in the Managed Care segment by $179.6 million after the change in the Medicaid business model from an ASO agreement to a fully insured model effective April 1, 2015.

The consolidated administrative service fees decreased $24.1 million, or 71.5%, mostly as a result of the previously mentioned change in the Medicaid contract model.  Total administrative fees related to the previous Medicaid ASO agreement during the 2015 period amounted to $23.6 million.

Net investment income increased by $2.3 million, or 10.5%, to $24.2 million mostly as a result of higher invested balances.

Other Income, Net

The $1.8 million increase in consolidated other income reflects the collection of interest charged for late payment related to the current Medicaid contract.

Claims Incurred

Consolidated claims incurred increased by $178.5 million, or 16.7%, to $1.3 billion, mostly due to higher claims in the Managed Care segment.  This increase primarily reflects higher claims incurred in the segment’s Medicaid business by $158.0 million after the contract changed to a fully insured model and the impact of Managed Care prior period reserve developments as well as the increased medical cost as the result of usual overall cost trends.  The consolidated loss ratio increased by 190 basis points to 85.1%.  Excluding the impact of prior period development, as well as moving the mid-year and 2015 final risk score revenue adjustments to its corresponding period, consolidated loss ratio was 85.4%.

Operating Expenses

Consolidated operating expenses decreased by $10.1 million, or 4.0%, to $244.1 million.  The decrease reflects lower expenses related to the change in the Medicaid membership after we elected to decrease the number of regions we serve, from eight regions under an ASO agreement to only two regions when the contract changed to a fully-insured model.  The lower operating expenses also reflect a decrease in the provision for doubtful accounts, mostly due to the strengthening of the allowance for doubtful receivables in the 2015 period.  This decrease in the operating expenses was partially offset by a new business-to-business tax implemented in Puerto Rico during the third quarter 2015 and an increase in the Health Insurance Providers Fee, reflecting the Medicaid enrollment after the model change.  For the six months ended June 30, 2016, the consolidated operating expense ratio decreased 280 basis points to 16.5%.

Income Taxes

Consolidated income taxes increased by $4.2 million, to $5.4 million.  The higher income tax primarily results from the net effect of the following:

•	The Property and Casualty segment reassessed the tax rate used to measure several temporary differences; as a consequence such rate was increased from 20% to 39%, resulting in an increase to its deferred tax expense of approximately $2.6 million.

•	During the 2015 period, the Company executed a Closing Agreement between TSM and its subsidiaries and the Puerto Rico Treasury Department in connection with a local law that provided a temporary preferential tax rate in capital asset transactions. These events allowed the Company to record a $3.1 million benefit in the 2015 period resulting from the enacted lower taxable rate and the reassessment of the realizability of some of its deferred taxes.

Managed Care Operating Results
	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2016	2015	2016	2015
Operating revenues:
Medical premiums earned, net:
Commercial	$215.0	$211.6	$430.5	$424.1
Medicare	273.1	278.6	534.0	538.6
Medicaid	181.2	205.6	383.4	205.6
Medical premiums earned, net	669.3	695.8	1,347.9	1,168.3
Administrative service fees	5.8	7.6	12.1	37.6
Net investment income	4.1	2.7	7.6	5.7
Total operating revenues	679.2	706.1	1,367.6	1,211.6
Medical operating costs:
Medical claims incurred	590.2	608.4	1,186.5	1,008.5
Medical operating expenses	92.8	100.2	185.5	194.6
Total medical operating costs	683.0	708.6	1,372.0	1,203.1
Medical operating (loss) income	$(3.8)	$(2.5)	$(4.4)	$8.5
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,063,422	1,125,363	2,159,704	2,269,092
Self-funded	540,221	561,220	1,083,247	1,135,554
Total Commercial member months	1,603,643	1,686,583	3,242,951	3,404,646

Medicare member months	351,108	355,942	715,535	703,024

Medicaid:
Fully-insured	1,206,345	1,303,512	2,428,237	1,303,512
Self-insured	-	-	-	4,229,082
Total Medicaid member months	1,206,345	1,303,512	2,428,237	5,532,594
Total member months	3,161,096	3,346,037	6,386,723	9,640,264
Medical loss ratio	88.2%	87.4%	88.0%	86.3%
Operating expense ratio	13.7%	14.2%	13.6%	16.1%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Medical Operating Revenues

Medical premiums earned for the three months ended June 30, 2016 decreased by $26.5 million, or 3.8%, to $669.3 million.  This decrease is principally the result of the following:

•	Medicaid premiums decreased by $24.4 million, or 11.9% primarily as the result of a decrease in member month enrollment by 97,167, or 7.5%, reflecting the population decline in Puerto Rico. This decrease also includes, as a reduction to Medicaid premiums, the accrual of $14.6 million of excess profit (return premiums) due to a better loss experience that resulted in profits over the allowable 2.5% margin threshold.

•	Medicare premiums decrease of $5.5 million, or 2.0% primarily results from lower enrollment by 4,834 member month when compared to 2015 combined with a 2.5% average reduction in 2016 Medicare reimbursement rates.

•	Commercial premiums increase of $3.4 million, or 1.6%, primarily results from the approximately 7% year over year increase in average premium rates, partially offset by a decrease in fully insured member month enrollment by 61,941, or 5.5%.

Administrative service fees decreased by $1.8 million, or 23.7%, to $5.8 million mainly due to a decrease in the Commercial self-funded member month enrollment during the 2016 period.

Medical Claims Incurred

Medical claims incurred decreased by $18.2 million, or 3.0%, to $590.2 million.  The medical loss ratio (MLR) of the segment increased 80 basis points during the 2016 period, to 88.2%.  This fluctuation is primarily attributed to the net effect of the following:

•	The medical claims incurred of the Medicaid business decreased by $24.3 million during the 2016 period primarily reflecting a favorable prior period reserve development due to lower utilization trends and the previously described lower member month enrollment. The favorable prior period reserve developments was in part, responsible for generating a profit for this program in excess of the allowable 2.5% maximum margin which made it necessary for us to record the previously discussed return premium. The Medicaid MLR was 89.3%, 120 basis points lower than last year.

•	The medical claims incurred of the Medicare business decreased by $5.0 million, or 2.1%, during the 2016 period reflecting the previously mentioned decrease in membership and lower benefits in the 2016 products as compared to 2015 as the result of the decrease in reimbursement rates. Adjusting for the effect of prior period reserve developments, and moving the mid-year and 2015 final risk score revenue adjustments to their corresponding periods, our Medicare MLR would have been approximately 88.7% this quarter, about 280 basis points higher than last year, mostly driven by increased Part B drug costs, mainly related to cancer and rheumatoid arthritis.

•	The medical claims incurred of the Commercial business increased by $11.0 million, or 6.1%, during the 2016 period. The Commercial MLR was 89.2%, which is 380 basis points higher than the MLR for the prior year. These increases reflect the impact of unfavorable prior period reserve development. Excluding the effect of prior period reserve developments in 2016 and 2015, the MLR would have decreased by 100 basis points to 85.7%.

Medical Operating Expenses

Medical operating expenses decreased by $7.4 million, or 7.4%, to $92.8 million.  The decrease reflects lower expenses related to the change in the Medicaid membership after we elected to decrease the number of regions we serve from eight regions under an ASO agreement to only two regions when the contract was changed to a fully-insured model.  The lower operating expenses also reflect a decrease in the provision for doubtful accounts, mostly due to the strengthening of the allowance for doubtful receivables in the 2015 period.  This decrease in the operating expenses was partially offset by a new business-to-business tax implemented in Puerto Rico during the third quarter 2015 and an increase in the Health Insurance Providers Fee, reflecting the Medicaid enrollment after the model change.  For the three months ended June 30, 2016, the operating expense ratio decreased 50 basis points, to 13.7%.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Medical Operating Revenues

Medical premiums earned increased by $179.6 million, or 15.4%, to $1.3 billion.  This increase is principally the result of the following:

•	Medical premiums generated by the Medicaid business increased by $177.8 million to $383.4 million during the six months ended June 30, 2016. This fluctuation is primarily the result of the change in the Medicaid service model, from an ASO agreement to a fully insured model effective April 1, 2015. This decrease also includes, as a reduction to Medicaid premiums, the accrual of $10.9 million of excess profit (return premiums) due to a better loss experience that resulted in profits over the allowable 2.5% margin threshold.

•	Medical premiums generated by the Commercial business increased by $6.4 million, or 1.5%, to $430.5 million. This fluctuation is primarily the result of approximately 7% year over year increase in average premium rates, partially offset by a decrease in fully insured member month enrollment.

•	Medical premiums generated by the Medicare business decreased by $4.6 million, or 0.9%, to $534.0 million. This fluctuation primarily results from lower risk score revenue as compared with 2015 and a reduction in 2016 Medicare reimbursement rates, offset in part by higher member month enrollment.

Administrative service fees decreased by $25.5 million, or 67.8%, to $12.1 million mainly due to the previously mentioned change in the Medicaid contract effective April 1, 2015.

Medical Claims Incurred

Medical claims incurred increased by $178.0 million, or 17.6%, to $1.2 billion.  The MLR of the segment increased 170 basis points during the 2016 period, to 88.0%.  These fluctuations are primarily attributed to the net effect of the following:

•	The medical claims incurred of the Medicaid business increased by $157.9 million during the 2016 period reflecting the previously mentioned change in the Medicaid contract effective April 1, 2015. The Medicaid MLR was 89.7%, 80 basis points lower than last year, primarily reflecting lower utilization.

•	The medical claims incurred of the Commercial business increased by $12.8 million, or 3.6%, during the 2016 period mostly reflecting the impact of prior period reserve development. The Commercial MLR was 86.0%, which is 170 basis points higher than the MLR for the prior year. Excluding the effect of prior period reserve developments in 2016 and 2015, the MLR would have decreased by 240 basis points, reflecting the continuity of our underwriting discipline and premium trends higher than claims trends.

•	The medical claims incurred of the Medicare business increased by $7.3 million, or 1.6%, during the 2016 period and its MLR was 88.3%, which is 210 basis points higher than the MLR for the prior period. Adjusting for the effect of prior period reserve developments, and moving the 2015 final risk score revenue adjustment to its corresponding period, our Medicare MLR would have been 90.4%, about 270 basis points higher than last year. The higher MLR primarily reflects, a higher number of HRAs completed in 2016 compared to last year and higher Part B drug costs, mainly related to cancer and rheumatoid arthritis.

Medical Operating Expenses

Medical operating expenses decreased by $9.0 million, or 4.6%, to $185.6 million.  The decrease mostly reflects lower expenses related to the change in the Medicaid membership after we elected to decrease the number of regions we serve from eight regions under an ASO agreement to only two regions when the contract was changed to a fully-insured model.  The lower operating expenses also reflect a decrease in the provision for doubtful accounts, mostly due to the strengthening of the allowance for doubtful receivables in the 2015 period.  This decrease in the operating expenses was partially offset by a new business-to-business tax implemented in Puerto Rico during the third quarter 2015 and an increase in the Health Insurance Providers Fee, reflecting the Medicaid enrollment after the model change.  The operating expense ratio decreased 250 basis points to 13.6% in 2016 as a result of the increase in premiums revenue and lower expenses.

Life Insurance Operating Results

	Three months ended June 30,		Six months ended June 30,
(dollar amounts in millions)	2016	2015	2016	2015
Operating revenues:
Premiums earned, net:
Premiums earned	$39.7	$38.1	$79.5	$76.8
Assumed earned premiums	1.2	0.6	2.7	2.2
Ceded premiums earned	(2.1)	(2.4)	(4.3)	(4.9)
Premiums earned, net	38.8	36.3	77.9	74.1
Net investment income	6.4	6.1	12.3	11.9
Total operating revenues	45.2	42.4	90.2	86.0
Operating costs:
Policy benefits and claims incurred	21.9	19.2	43.4	40.7
Underwriting and other expenses	18.2	17.9	36.2	35.2
Total operating costs	40.1	37.1	79.6	75.9
Operating income	$5.1	$5.3	$10.6	$10.1
Additional data:
Loss ratio	56.4%	52.9%	55.7%	54.9%
Operating expense ratio	46.9%	49.3%	46.5%	47.5%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating Revenues

Premiums earned, net increased by $2.5 million, or 6.9% to $38.8 million as the result of premium growth in the segment’s Individual Life and Cancer lines of business as well as in the premiums assumed on reinsurance agreements.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $2.7 million, or 14.1%, to $21.9 million, mostly reflecting a higher volume of business during the year, particularly in the Cancer business and in claims assumed under reinsurance retrocession agreements, which carry a high loss ratio, and an increase in actuarial reserves.  The loss ratio for the period increased from 52.9% in 2015 to 56.4% in 2016, or 350 basis points.

Underwriting and Other Expenses

Increase in underwriting and other expenses mostly reflects higher development and marketing expenses related to the development of the Costa Rica operations.  The segment’s operating expense ratio decreased 240 basis points from 49.3% in 2015 to 46.9% in 2016, reflecting the increase in premiums during the period.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating Revenues

Premiums earned, net increased by $3.8 million, or 5.1% to $77.9 million as the result of premium growth in the segment’s Individual Life and Cancer lines of business as well as in the premiums assumed on reinsurance agreements.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $2.7 million, or 6.6%, to $43.4 million, mostly reflecting a higher volume of business during the year, particularly in the Cancer business which has a higher loss ratio, and an increase in the actuarial reserves.  The loss ratio for the period increased from 54.9% in 2015 to 55.7% in 2016, or 80 basis points.

Underwriting and Other Expenses

Underwriting and other expenses increased by $1.0 million, or 2.8%, primarily reflecting higher development and marketing expenses related to the development of the Costa Rica operations.  The segment’s operating expense ratio decreased 100 basis points from 47.5% in 2015 to 46.5% in 2016, reflecting the increase in premiums during the period.

Property and Casualty Insurance Operating Results

	Three months ended June 30,		Six months ended June 30,
(Dollar amounts in millions)	2016	2015	2016	2015
Operating revenues:
Premiums earned, net:
Premiums written	$40.9	$39.1	$68.5	$67.0
Premiums ceded	(13.1)	(12.5)	(23.5)	(23.3)
Change in unearned premiums	(6.1)	(4.1)	(2.0)	1.6
Premiums earned, net	21.7	22.5	43.0	45.3
Net investment income	2.3	2.1	4.3	4.2
Total operating revenues	24.0	24.6	47.3	49.5
Operating costs:
Claims incurred	10.8	11.4	20.6	22.7
Underwriting and other expenses	9.8	10.7	21.2	22.8
Total operating costs	20.6	22.1	41.8	45.5
Operating income	$3.4	$2.5	$5.5	$4.0
Additional data:
Loss ratio	49.8%	50.7%	47.9%	50.1%
Operating expense ratio	45.2%	47.6%	49.3%	50.3%
Combined ratio	95.0%	98.3%	97.2%	100.4%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Operating Revenues

Total premiums written increased by $1.8 million, or 4.6%, to $40.9 million, mostly resulting from higher sales of Commercial and Compulsory Vehicle Liability insurance products.

The change in unearned premiums presents an increase of $2.0 million mostly resulting from the segment’s higher volume of premiums written in 2016.

Claims Incurred

Claims incurred decreased by $0.6 million, or 5.3%, to $10.8 million.  The loss ratio decreased by 90 basis points, to 49.8% during this period, primarily as a result of favorable loss experience in the General Liability and Surety business.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $0.9 million, or 8.4%, to $9.8 million primarily due to the receipt of a refund distribution from the Joint Underwriting Association (JUA) during the 2016 period.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Operating Revenues

Total premiums written increased by $1.5 million, or 2.2%, to $68.5 million, mostly reflecting higher sales of Compulsory Vehicle Liability and Commercial insurance products.

The change in unearned premiums presents a decrease of $3.6 million mostly reflecting the segments higher volume of premiums written in 2016.

Claims Incurred

Claims incurred decreased by $2.1 million, or 9.3%, to $20.6 million.  The loss ratio decreased by 220 basis points, to 47.9% during this period, primarily as a result of favorable loss experience in the Commercial Auto line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $1.6 million, or 7.0%, to $21.2 million mostly due to lower net commission expenses driven by a decrease in net premiums earned, and the receipt of the refund distribution from JUA during the 2016 period.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Six months ended June 30,
(dollar amounts in millions)	2016	2015
Sources (uses) of cash:
Cash (used in) provided by operating activities	$(10.6)	$76.7
Net (purchases) proceeds of investment securities	(76.3)	69.9
Net capital expenditures	(2.7)	(3.0)
Payments of long-term borrowings	(0.8)	(11.8)
Proceeds from policyholder deposits	7.9	4.5
Surrenders of policyholder deposits	(6.9)	(6.3)
Repurchase and retirement of common stock	(14.6)	(26.0)
Other	2.3	(1.5)
Net (decrease) increase in cash and cash equivalents	$(101.7)	$102.5

Cash flow from operating activities decreased as a result of higher claims paid by $262.7 million, offset in part by an increase in premium collections of $160.3 million, and a decrease in cash paid to suppliers and employees of $11.1 million.  The increase in claims paid and premiums collected is principally the result of the change in the Medicaid delivery model from an ASO agreement to a fully insured model effective April 1, 2015.

During 2016, we increased the amount of investments in securities as part of our asset/liability management strategy using cash on hand.

Payments of long-term borrowings decreased by $11.0 million during the six months ended June 30, 2016, primarily due to an $11.0 million repayment of certain senior unsecured notes principal during the 2015 period.

In November 2015 the Company’s Board of Directors authorized a $25.0 million repurchase program of our Class B common stock. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the six months ended June 30, 2016, the Company repurchased and retired 651,947 shares of our Class B Common Stock at an average per share price of $22.50, for an aggregate cost of $14.6 million.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of June 30, 2016, we had $60.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of June 30, 2016.

On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).  On October 1, 2010 and May 14, 2015 we repaid $25.0 million and $11.0 million, respectively, of the principal of these senior unsecured notes.  Amount currently outstanding is $24.0 million.  The 6.6% notes contain certain non-financial covenants with which we are in compliance at June 30, 2016.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan, with original principal balance of $41.0 million, bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of June 30, 2016, this secured loan had an outstanding balance of $12.0 million and average annual interest rate of 1.41%.  This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of June 30, 2016 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

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

On March 11, 2016, TSS entered into a $30.0 million revolving loan agreement with a commercial bank in Puerto Rico. This line of credit, unused as of June 30, 2016, has an interest rate of LIBOR plus 220 basis points, matures on March 11, 2017, and contains certain financial and non-financial covenants that are customary for this type of facility.

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

In 2016 we have increased our market risk exposure to equity instruments to include certain mutual funds, whose underlying assets are mostly comprised of US and international equities, debt instruments and loan participations, and a smaller amount of private investments.  We hold these positions in our available-for-sale portfolio.  The mutual funds invest primarily in equity and debt securities issued or guaranteed by corporations and financial institutions that are either unrated or have non-investment grade ratings from either Standard & Poor’s or Moody’s. The private investments are comprised of private equity style closed end funds, which make direct equity and debt investments.  Our additional investments increase our exposure to equity price risk and credit risk.  We manage this indirect exposure to credit risk by closely monitoring the performance of these mutual funds.  Assuming an immediate decrease of 10% in the market value of our investments in equity securities as of June 30, 2016 and December 31, 2015, the hypothetical loss in the fair value of these investments would have been approximately $31.0 million and $19.7 million, respectively.  See note 3 to consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures conducted under the supervision and with the participation of management, the chief executive officer (CEO) and the chief financial officer (CFO) concluded that, as of June 30, 2016, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the report that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the CEO and CFO completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings that have experienced significant developments during this quarter, see note 14 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs ¹	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

April 1, 2016 to April 30, 2016	-	$-	-	$13.3
May 1, 2016 to May 31, 2016	177,678	22.42	177,678	9.3
June 1, 2016 to June 30, 2016	107,168	23.75	107,168	6.8

¹	In November 2015 the Company's Board of Directors authorized a $25.0 million Share Repurchase Program of its Class B common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three and six months ended June 30, 2016 and 2015 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	August 5, 2016	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	August 5, 2016	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer