Form 10-Q
period 2016-09-30
TRIPLE-S MANAGEMENT CORP
filed 2016-11-04
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to______

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

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of each class	Outstanding at September 30, 2016
Common Stock Class A, $1.00 par value	950,968
Common Stock Class B, $1.00 par value	23,321,748

Triple-S Management Corporation
FORM 10-Q
For the Quarter Ended September 30, 2016

Part I – Financial Information

Item 1.	Financial Statements

Triple-S Management Corporation
Condensed Consolidated Balance Sheets (Unaudited)
(dollar amounts in thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Investments and cash:
Securities available for sale, at fair value:
Fixed maturities	$1,162,209	$1,133,645
Equity securities	302,077	197,071
Securities held to maturity, at amortized cost:
Fixed maturities	2,833	2,929
Policy loans	8,372	7,901
Cash and cash equivalents	165,523	197,818
Total investments and cash	1,641,014	1,539,364
Premiums and other receivables, net	333,964	282,646
Deferred policy acquisition costs and value of business acquired	190,443	190,648
Property and equipment, net	68,184	73,953
Deferred tax asset	57,950	52,361
Goodwill	25,397	25,397
Other assets	57,966	41,776
Total assets	$2,374,918	$2,206,145
Liabilities and Equity
Claim liabilities	$511,377	$491,765
Liability for future policy benefits	315,404	289,530
Unearned premiums	160,066	80,260
Policyholder deposits	181,323	179,287
Liability to Federal Employees' Health Benefits Program (FEHBP)	34,474	26,695
Accounts payable and accrued liabilities	188,517	176,910
Deferred tax liability	23,938	15,070
Long-term borrowings	35,597	36,827
Liability for pension benefits	56,015	62,945
Total liabilities	1,506,711	1,359,289
Stockholders’ equity:
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at September 30, 2016 and December 31, 2015, respectively	951	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,321,748 and 24,047,755 shares at September 30, 2016 and December 31, 2015, respectively	23,322	24,048
Additional paid-in capital	65,058	83,438
Retained earnings	718,861	713,466
Accumulated other comprehensive income	60,691	25,623
Total Triple-S Management Corporation stockholders' equity	868,883	847,526
Non-controlling interest in consolidated subsidiary	(676)	(670)
Total stockholders' equity	868,207	846,856
Total liabilities and equity	$2,374,918	$2,206,145

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Earnings (Unaudited)
(dollar amounts in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues:
Premiums earned, net	$721,187	$746,718	$2,188,770	$2,033,383
Administrative service fees	4,146	6,163	13,749	39,835
Net investment income	12,337	10,618	36,570	32,534
Other operating revenues	871	862	2,598	2,656
Total operating revenues	738,541	764,361	2,241,687	2,108,408
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	(1,627)	(1,434)	(4,489)
Net realized gains, excluding other-than-temporary impairment losses on securities	5,376	66	8,388	19,748
Total net realized investment gains (losses) on sale of securities	5,376	(1,561)	6,954	15,259
Other income, net	734	2,289	5,468	5,131
Total revenues	744,651	765,089	2,254,109	2,128,798
Benefits and expenses:
Claims incurred	629,169	634,909	1,877,950	1,705,237
Operating expenses	123,406	125,887	367,498	380,086
Total operating costs	752,575	760,796	2,245,448	2,085,323
Interest expense	1,893	1,979	5,729	6,235
Total benefits and expenses	754,468	762,775	2,251,177	2,091,558
(Loss) income before taxes	(9,817)	2,314	2,932	37,240
Income tax benefit	(7,873)	(1,850)	(2,457)	(631)
Net (loss) income	(1,944)	4,164	5,389	37,871
Less: Net loss attributable to non-controlling interest	3	30	6	85
Net (loss) income attributable to Triple-S Management Corporation	$(1,941)	$4,194	$5,395	$37,956
Earnings per share attributable to Triple-S Management Corporation
Basic net (loss) income per share	$(0.08)	$0.17	$0.22	$1.46
Diluted net (loss) income per share	$(0.08)	$0.16	$0.22	$1.46

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
(dollar amounts in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net (loss) income	$(1,944)	$4,164	$5,389	$37,871
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(1,884)	(4,821)	33,523	(32,071)
Defined benefit pension plan:
Actuarial loss, net	525	1,016	1,754	2,919
Prior service credit, net	(59)	(77)	(209)	(215)
Total other comprehensive (loss) income, net of tax	(1,418)	(3,882)	35,068	(29,367)
Comprehensive (loss) income	(3,362)	282	40,457	8,504
Comprehensive loss attributable to non-controlling interest	3	30	6	85
Comprehensive (loss) income attributable to Triple-S Management Corporation	$(3,359)	$312	$40,463	$8,589

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(dollar amounts in thousands)

	2016	2015
Balance at January 1	$847,526	$858,558
Share-based compensation	2,266	5,520
Stock issued upon the exercise of stock options	55	179
Repurchase and retirement of common stock	(21,427)	(41,165)
Comprehensive income	40,463	8,589
Total Triple-S Management Corporation stockholders' equity	868,883	831,681
Non-controlling interest in consolidated subsidiary	(676)	(617)
Balance at September 30	$868,207	$831,064

See accompanying notes to unaudited condensed consolidated financial statements.

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$5,389	$37,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,617	12,031
Net amortization of investments	6,181	4,956
Additions to the allowance for doubtful receivables	2,498	11,425
Deferred tax benefit	(4,026)	(5,140)
Net realized investment gain on sale of securities	(6,954)	(15,259)
Interest credited to policyholder deposits	3,091	2,557
Share-based compensation	1,931	5,520
(Increase) decrease in assets:
Premium and other receivables, net	(53,816)	10,983
Deferred policy acquisition costs and value of business acquired	(5,250)	(2,928)
Deferred taxes	(2,384)	869
Other assets	(15,598)	(13,602)
Increase (decrease) in liabilities:
Claim liabilities	19,612	82,895
Liability for future policy benefits	25,874	17,410
Unearned premiums	79,806	(4,216)
Liability to FEHBP	7,779	8,032
Accounts payable and accrued liabilities	8,261	18,066
Net cash provided by operating activities	83,011	171,470

 (Continued)

Triple-S Management Corporation
Condensed Consolidated Statements of Cash Flows (Unaudited)
(dollar amounts in thousands)

	Nine months ended September 30,
	2016	2015
Cash flows from investing activities:
Proceeds from investments sold or matured:
Securities available for sale:
Fixed maturities sold	$227,631	$307,545
Fixed maturities matured/called	32,308	38,323
Equity securities sold	67,054	81,176
Securities held to maturity - fixed maturities matured/called	1,220	639
Acquisition of investments:
Securities available for sale:
Fixed maturities	(258,378)	(360,588)
Equity securities	(153,399)	(81,901)
Securities held to maturity - fixed maturities	(1,124)	(623)
Increase in other investments	(1,939)	(2,139)
Net disbursements for policy loans	(471)	(498)
Net capital expenditures	(3,517)	(5,628)
Net cash used in investing activities	(90,615)	(23,694)
Cash flows from financing activities:
Change in outstanding checks in excess of bank balances	(1,035)	(5,262)
Repayments of long-term borrowings	(1,230)	(12,230)
Repurchase and retirement of common stock	(21,371)	(40,983)
Proceeds from policyholder deposits	12,488	5,587
Surrenders of policyholder deposits	(13,543)	(10,468)
Net cash used in financing activities	(24,691)	(63,356)
Net (decrease) increase in cash and cash equivalents	(32,295)	84,420
Cash and cash equivalents:
Beginning of period	197,818	110,037
End of period	$165,523	$194,457

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

In the opinion of management, all adjustments, consisting of a normal recurring nature necessary for a fair presentation of such condensed consolidated interim financial statements, have been included.  The results of operations for the three months and nine months ended September 30, 2016 are not necessarily indicative of the results for the full year ending December 31, 2016.

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

On August 26, 2016, the FASB issued guidance to addresses stakeholders’ concerns regarding diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows under, Statement of Cash Flows, and other Topics.  In particular, the guidance addresses eight specific cash flow issues in an effort to reduce this diversity in practice: (1) debt prepayment or debt extinguishment costs; (2) settlement of zero-coupon bonds; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; (6) distributions received from equity method investees; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows and application of the predominance principle.  For public companies, these amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact the adoption of this guidance may have on the Company's consolidated financial statements.

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months and nine months ended September 30, 2016 that could have a material impact on the Corporation’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(3)	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$59,423	$512	$-	$59,935
U.S. Treasury securities and obligations of U.S. government instrumentalities	77,790	948	(2)	78,736
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	17,624	3,248	-	20,872
Municipal securities	687,107	55,639	(37)	742,709
Corporate bonds	226,761	20,642	(93)	247,310
Residential mortgage-backed securities	728	43	-	771
Collateralized mortgage obligations	11,823	61	(8)	11,876
Total fixed maturities	1,081,256	81,093	(140)	1,162,209
Equity securities - Mutual funds	262,314	39,968	(205)	302,077
Total	$1,343,570	$121,061	$(345)	$1,464,286

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available for sale:
Fixed maturities:
Obligations of government- sponsored enterprises	$115,965	$301	$(26)	$116,240
U.S. Treasury securities and obligations of U.S. government instrumentalities	163,322	234	(286)	163,270
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	25,302	317	-	25,619
Municipal securities	612,225	35,418	(197)	647,446
Corporate bonds	148,198	9,782	(572)	157,408
Residential mortgage-backed securities	883	54	-	937
Collateralized mortgage obligations	22,363	368	(6)	22,725
Total fixed maturities	1,088,258	46,474	(1,087)	1,133,645
Equity securities - Mutual funds	169,593	27,851	(373)	197,071
Total	$1,257,851	$74,325	$(1,460)	$1,330,716

	September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities held to maturity:
U.S. Treasury securities and obligations of U.S. government instrumentalities	$619	$224	$-	$843
Residential mortgage-backed securities	191	20	-	211
Certificates of deposit	2,023	-	-	2,023
Total	$2,833	$244	$-	$3,077

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

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	$2,497	$(2)	1	$-	$-	-	$2,497	$(2)	1
Municipal securities	13,251	(37)	2	-	-	-	13,251	(37)	2
Corporate bonds	26,644	(93)	7	-	-	-	26,644	(93)	7
Collateralized mortgage obligations	5,561	(4)	4	940	(4)	1	6,501	(8)	5
Total fixed maturities	47,953	(136)	14	940	(4)	1	48,893	(140)	15
Equity securities-Mutual funds	7,958	(205)	5	-	-	-	7,958	(205)	5
Total for securities available for sale	$55,911	$(341)	19	$940	$(4)	1	$56,851	$(345)	20

	December 31, 2015
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
Obligations of government- sponsored enterprises	$18,989	$(26)	1	$-	$-	-	$18,989	$(26)	1
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	130,996	(286)	5	-	-	-	130,996	(286)	5
Municipal securities	43,937	(197)	11	-	-	-	43,937	(197)	11
Corporate bonds	35,718	(572)	9	-	-	-	35,718	(572)	9
Collateralized mortgage obligations	1,448	(6)	1	-	-	-	1,448	(6)	1
Total fixed maturities	231,088	(1,087)	27	-	-	-	231,088	(1,087)	27
Equity securities-Mutual funds	9,319	(373)	2	-	-	-	9,319	(373)	2
Total for securities available for sale	$240,407	$(1,460)	29	$-	$-	-	$240,407	$(1,460)	29

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

Obligations of U.S. Government Instrumentalities, Municipal Securities and Corporate bonds:  The unrealized losses on the Corporation’s investments in obligations of U.S. Government Instrumentalities, Municipal Securities and Corporate bonds were mainly caused by fluctuations in interest rates and general market conditions.  The contractual terms of these investments do not permit the issuer to settle the securities at a price less than the par value of the investment.  In addition, these investments have investment grade ratings. Because the decline in fair value is attributable to changes in interest rates and not credit quality; because the Corporation does not intend to sell the investments and it is not more likely than not that the Corporation will be required to sell the investments before recovery of their amortized cost basis, which may be maturity; and because the Corporation expects to collect all contractual cash flows, these investments are not considered other-than-temporarily impaired.

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

Mutual Funds:  As of September 30, 2016, investments in mutual funds with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.  During the nine months ended September 30, 2016, positions with a total fair market value of $11,582 were impaired by $1,434.  There were no impairment on mutual funds during the three months ended September 30, 2016.  During the three months and nine months ended September 30, 2015, we recorded an other-than-temporary impairment related to mutual funds amounting to $479.

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $7,787 and a gross unrealized gain of $15, and (2) bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina) with a fair value of $13,085 and a gross unrealized gain of $3,233.

Besides holdings in escrowed bonds, which are backed by US Government securities and therefore have an implicit AA+/Aaa rating, our exposure is in senior lien bonds issued by Cofina.

There was no impairment on Cofina during the three months and nine months ended September 30, 2016.  During the three and nine months ended September 30, 2015, we recorded an other-than-temporary impairment related to these positions amounting to $1,148 and $4,010, respectively.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

Maturities of investment securities classified as available for sale and held to maturity were as follows:

	September 30, 2016
	Amortized cost	Estimated fair value
Securities available for sale:
Due in one year or less	$18,504	$18,666
Due after one year through five years	337,657	344,781
Due after five years through ten years	120,438	133,079
Due after ten years	592,106	653,036
Residential mortgage-backed securities	728	771
Collateralized mortgage obligations	11,823	11,876
	$1,081,256	$1,162,209
Securities held to maturity:
Due in one year or less	$2,023	$2,023
Due after ten years	619	843
Residential mortgage-backed securities	191	211
	$2,833	$3,077

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Information regarding realized and unrealized gains and losses from investments is as follows:

	Three months ended September 30,		Nine months ended September 30,
Securities available for sale:	2016	2015	2016	2015
Realized gains (losses):
Securities available for sale:
Fixed maturity securities:
Gross gains from sales	$187	$868	$2,060	$7,205
Gross losses from sales	(20)	(136)	(1,482)	(540)
Gross losses from other-than-temporary impairments	-	(1,148)	-	(4,010)
Total fixed maturity securities	167	(416)	578	2,655
Equity securities:
Gross gains from sales	5,873	126	8,985	14,000
Gross losses from sales	(664)	(792)	(1,175)	(917)
Gross losses from other-than-temporary impairments	-	(479)	(1,434)	(479)
Total equity securities	5,209	(1,145)	6,376	12,604
Net realized gains (losses) on securities available for sale	$5,376	$(1,561)	$6,954	$15,259

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Changes in net unrealized gains (losses):
Recognized in accumulated other comprehensive income:
Fixed maturities – available for sale	$(5,762)	$6,379	$35,566	$(13,378)
Equity securities – available for sale	2,608	(12,018)	12,285	(24,891)
	$(3,154)	$(5,639)	$47,851	$(38,269)
Not recognized in the consolidated financial statements:
Fixed maturities – held to maturity	$(14)	$15	$49	$(5)

The deferred tax asset (liability) on unrealized gains (losses) change recognized in accumulated other comprehensive income during the nine months ended September 30, 2016 and 2015 was ($14,328) and $6,198, respectively.

As of September 30, 2016 and December 31, 2015, no individual investment in securities exceeded 10% of stockholders’ equity.

(4)	Premiums and Other Receivables, Net

Premiums and other receivables, net as of September 30, 2016, and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Premium	$137,064	$92,600
Self-funded group receivables	60,094	73,552
FEHBP	12,421	13,859
Agent balances	26,463	25,424
Accrued interest	11,325	12,624
Reinsurance recoverable	58,076	48,506
Other	67,153	53,325
	372,596	319,890
Less allowance for doubtful receivables:
Premium	29,950	28,944
Other	8,682	8,300
	38,632	37,244
Total premium and other receivables, net	$333,964	$282,646

As of September 30, 2016 and December 31, 2015, the Company had premiums and other receivables of $112,020 and $78,230, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations.  The related allowance for doubtful receivables as of September 30, 2016 and December 31, 2015 were $20,558 and $19,133, respectively.

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

The following tables summarize fair value measurements by level at September 30, 2016 and December 31, 2015 for assets measured at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Securities available for sale:
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$59,935	$-	$59,935
U.S. Treasury securities and obligations of U.S government instrumentalities	78,736	-	-	78,736
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	20,872	-	20,872
Municipal securities	-	742,709	-	742,709
Corporate bonds	-	247,310	-	247,310
Residential agency mortgage-backed securities	-	771	-	771
Collateralized mortgage obligations	-	11,876	-	11,876
Total fixed maturities	78,736	1,083,473	-	1,162,209
Equity securities - Mutual funds	205,924	69,700	26,453	302,077
Total	$284,660	$1,153,173	$26,453	$1,464,286

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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers in and/or out of Level 3 and between Levels 1 and 2 during the three months and nine months ended September 30, 2016 and 2015.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months and nine months ended September 30 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$14,869	$9,083	$7,958	$13,349
Realized gains	21	125	234	1,537
Unrealized in other accumulated comprehensive income	(485)	18	(1,454)	(3,284)
Purchases	12,587	125	21,220	314
Capital distributions	(539)	(175)	(1,505)	(2,740)
Ending balance	$26,453	$9,176	$26,453	$9,176

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

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our condensed consolidated balance sheets at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$8,372	$-	$8,372	$-	$8,372

Liabilities:
Policyholder deposits	$181,323	$-	$181,323	$-	$181,323
Long-term borrowings:
Loans payable to bank - variable	11,597	-	11,597	-	11,597
6.6% senior unsecured notes payable	24,000	-	19,200	-	19,200
Total long-term borrowings	35,597	-	30,797	-	30,797
Total liabilities	$216,920	$-	$212,120	$-	$212,120

	December 31, 2015
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,901	$-	$7,901	$-	$7,901

Liabilities:
Policyholder deposits	$179,287	$-	$179,287	$-	$179,287
Long-term borrowings:
Loans payable to bank - variable	12,827	-	12,827	-	12,827
6.6% senior unsecured notes payable	24,000	-	19,920	-	19,920
Total long-term borrowings	36,827	-	32,747	-	32,747
Total liabilities	$216,114	$-	$212,034	$-	$212,034

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(6)	Claim Liabilities

The activity in claim liabilities is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Claim liabilities at beginning of period	$481,864	$462,186	$491,765	$390,086
Reinsurance recoverable on claim liabilities	(38,109)	(39,156)	(40,714)	(40,635)
Net claim liabilities at beginning of period	443,755	423,030	451,051	349,451
Incurred claims and loss-adjustment expenses:
Current period insured events	615,125	631,135	1,878,029	1,700,653
Prior period insured events	6,908	(2,315)	(20,619)	(13,597)
Total	622,033	628,820	1,857,410	1,687,056
Payments of losses and loss-adjustment expenses:
Current period insured events	570,110	561,269	1,540,182	1,345,082
Prior period insured events	23,728	56,699	296,329	257,543
Total	593,838	617,968	1,836,511	1,602,625
Net claim liabilities at end of period	471,950	433,882	471,950	433,882
Reinsurance recoverable on claim liabilities	39,427	39,099	39,427	39,099
Claim liabilities at end of period	$511,377	$472,981	$511,377	$472,981

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as incurred claims for prior period insured events differ from anticipated claims incurred.

The amount in the incurred claims and loss-adjustment expenses for the prior period insured events for the three months ended September 30, 2016 is due primarily to higher than anticipated utilization trends.  The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for the nine months ended September 30, 2016 and for the three months and nine months ended September 30, 2015 are due primarily to better than expected utilization trends.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits expense, which amounted to $7,136 and $20,540 during the three months and nine months ended September 30, 2016, respectively.  The change in the liability for future policy benefits during the three months and nine months ended September 30, 2015 amounted to $6,089 and $18,181, respectively.

(7)	Long-Term Borrowings

On March 11, 2016, Triple-S Salud, Inc. (TSS) entered into a $30,000 revolving loan agreement with a commercial bank in Puerto Rico. This line of credit, unused as of September 30, 2016, has an interest rate of LIBOR plus 220 basis points, matures on March 11, 2017, and contains certain financial and non-financial covenants that are customary for this type of facility.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(8)	Income Taxes

In connection with the Puerto Rico tax code, as amended, on April 15, 2015, the group of corporations that comprise TSM entered into a Closing Agreement with the Puerto Rico Department of Treasury.  The Closing Agreement, among other matters, was related with the payment of the preferential tax rate on the increase in value of some of its long-term capital assets, as permitted by Act No. 238 of 2014 and Act No. 44 of 2015.  The agreement also covered certain tax attributes of the Corporation.  During the nine months ended September 30, 2016, as a result of the aforementioned tax laws and the Closing Agreement, the Company: (1) obtained a benefit from the lower tax rate provided under these statutes, (2) reassessed the realizability of some of its deferred taxes and (3) recorded a tax benefit of $3,129.

During the nine months ended September 30, 2016, our Property and Casualty subsidiary, Triple-S Propiedad, Inc. (TSP), reassessed the tax rate used to measure several temporary differences, from 20% to 39%, which resulted in an increase in the deferred tax expense of approximately $2,633.

(9)	Pension Plan

The components of net periodic benefit cost for the three months and nine months ended September 30 were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Components of net periodic benefit cost:
Service cost	$779	$1,160	$2,907	$3,217
Interest cost	1,874	2,322	6,575	6,544
Expected return on assets	(1,928)	(2,350)	(6,908)	(6,564)
Amortization of prior service benefit	(96)	(126)	(342)	(352)
Amortization of actuarial loss	863	1,665	2,877	4,784
Net periodic benefit cost	$1,492	$2,671	$5,109	$7,629

Employer Contributions:  The Corporation disclosed in its audited consolidated financial statements for the year ended December 31, 2015 that it expected to contribute $8,000 to the pension program in 2016.  As of September 30, 2016, the Corporation has contributed $10,000 to the pension program.

(10)	Stock Repurchase Program

The Company repurchases shares through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.

In November 2015 the Company’s Board of Directors authorized a $25,000 repurchase program of its Class B common stock.  During the three months ended September 30, 2016, the Company repurchased and retired under this program 299,884 shares at an average per share price of $22.60, for an aggregate cost of $6,825. During the nine months ended September 30, 2016, the Company repurchased and retired under this program 951,831 shares at an average per share price of $22.54, for an aggregate cost of $21,418.  This program was completed on September 14, 2016.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(11)	Comprehensive Income

The accumulated balances for each classification of other comprehensive income, net of tax, are as follows:

	Net Unrealized Gain on Securities
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning Balance	$97,885	$74,217	$62,478	$101,467
Other comprehensive income before reclassifications	2,417	(5,764)	40,233	(17,269)
Amounts reclassified from accumulated other comprehensive income	(4,301)	943	(6,710)	(14,802)
Net current period change	(1,884)	(4,821)	33,523	(32,071)
Ending Balance	$96,001	$69,396	$96,001	$69,396

	Liability for Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning Balance	$(35,776)	$(50,926)	$(36,855)	$(52,691)
Other comprehensive income before reclassifications	-	-	-	-
Amounts reclassified from accumulated other comprehensive income	466	939	1,545	2,704
Net current period change	466	939	1,545	2,704
Ending Balance	$(35,310)	$(49,987)	$(35,310)	$(49,987)

	Accumulated Other Comprehensive Income
	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning Balance	$62,109	$23,291	$25,623	$48,776
Other comprehensive income before reclassifications	2,417	(5,764)	40,233	(17,269)
Amounts reclassified from accumulated other comprehensive income	(3,835)	1,882	(5,165)	(12,098)
Net current period change	(1,418)	(3,882)	35,068	(29,367)
Ending Balance	$60,691	$19,409	$60,691	$19,409

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

(12)	Share-Based Compensation

Share-based compensation expense (benefit) recorded during the three months and nine months ended September 30, 2016 was ($383) and $1,931, respectively.  Share-based compensation expense recorded during the three months and nine months ended September 30, 2015 was $2,321 and $5,520, respectively.  There was no cash received from stock option exercises during the nine months ended September 30, 2016 and 2015.  During the nine months ended September 30, 2016 and 2015, 2,290 and 7,235 shares, respectively, were repurchased and retired as a result of non-cash exercises of stock options.

(13)	Net Income Available to Stockholders and Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator for earnings per share:
Net (loss) income attributable to TSM available to stockholders	$(1,941)	$4,194	$5,395	$37,956
Denominator for basic earnings per share:
Weighted average of common shares	24,386,076	25,388,077	24,534,647	25,932,049
Effect of dilutive securities	-	72,983	70,632	88,688
Denominator for diluted earnings per share	24,386,076	25,461,060	24,605,279	26,020,737
Basic net (loss) income per share attributable to TSM	$(0.08)	$0.17	$0.22	$1.46
Diluted net (loss) income per share attributable to TSM	$(0.08)	$0.16	$0.22	$1.46

No dilutive securities have been included in the diluted earnings per share calculation for the three months ended September 30, 2016 due to our reporting of a net loss for the quarter.

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

Claims by Heirs of Former Shareholders

In the case entitled Cebollero Santamaría v. Triple-S Salud, Inc., et al, was filed on March 26, 2013, and the Company filed its response on May 16, 2013. On October 29, 2013, the Company filed a motion for summary judgment on the grounds that the claim is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies and, in the alternative, that plaintiff failed to state a claim for which relief can be granted, which was denied by the court.  On November 2, 2015, the Company filed a petition of Writ of Certiorari with the Puerto Rico Court of Appeals, which was denied on March 8, 2016.  On March 23, 2016, the Company filed a request for reconsideration to its petition of Writ of Certiorari with the Puerto Rico Court of Appeals, which the plaintiff opposed. The Court of Appeals denied reconsideration on April 28, 2016. The Company filed a Writ of Certiorari before the Supreme Court on May 31, 2016, which was denied on September 23, 2016. Defendants requested reconsideration on October 11, 2016 and are still waiting for the Court’s determination.. The same has been opposed by the plaintiff.

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

The Managed Care segment participates in the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid) program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico, by administering the provision of the physical health component in designated service regions in Puerto Rico.  We served all eight service regions on an administrative service only basis (ASO) until March 31, 2015.  During the nine months ended September administrative service fees related to this agreement amounted to $24,367.  Effective April 1, 2015, we started to provide healthcare services to only two regions of the Medicaid program on a risk based model.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

The following tables summarize the operations by reportable segment for the three and nine months ended September 30, 2016 and 2015:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating revenues:
Managed Care:
Premiums earned, net	$660,660	$689,532	$2,007,972	$1,857,216
Administrative service fees	4,146	6,163	13,749	39,835
Intersegment premiums/service fees	1,384	(248)	4,521	4,257
Net investment income	3,628	2,727	11,215	8,444
Total managed care	669,818	698,174	2,037,457	1,909,752
Life Insurance:
Premiums earned, net	38,729	35,636	116,286	109,661
Intersegment premiums	212	54	551	185
Net investment income	6,355	5,840	18,681	17,724
Total life insurance	45,296	41,530	135,518	127,570
Property and Casualty Insurance:
Premiums earned, net	21,798	21,550	64,512	66,506
Intersegment premiums	153	153	460	460
Net investment income	2,358	1,951	6,612	6,172
Total property and casualty insurance	24,309	23,654	71,584	73,138
Other segments: *
Intersegment service revenues	2,502	2,770	7,664	7,932
Operating revenues from external sources	878	905	2,693	2,768
Total other segments	3,380	3,675	10,357	10,700
Total business segments	742,803	767,033	2,254,916	2,121,160
TSM operating revenues from external sources	7	15	12	45
Elimination of intersegment premiums/service fees	(1,749)	41	(5,532)	(4,902)
Elimination of intersegment service revenues	(2,502)	(2,770)	(7,664)	(7,932)
Other intersegment eliminations	(18)	42	(45)	37
Consolidated operating revenues	$738,541	$764,361	$2,241,687	$2,108,408

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating (loss) income:
Managed care	$(22,022)	$(2,169)	$(26,443)	$6,288
Life insurance	4,247	4,300	14,899	14,402
Property and casualty insurance	4,017	2,593	9,516	6,553
Other segments *	(894)	(219)	(1,255)	(503)
Total business segments	(14,652)	4,505	(3,283)	26,740
TSM operating revenues from external sources	7	15	12	45
TSM unallocated operating expenses	(1,771)	(3,397)	(7,645)	(10,937)
Elimination of TSM intersegment charges	2,382	2,442	7,155	7,237
Consolidated operating income	(14,034)	3,565	(3,761)	23,085
Consolidated net realized investment gains (losses)	5,376	(1,561)	6,954	15,259
Consolidated interest expense	(1,893)	(1,979)	(5,729)	(6,235)
Consolidated other income, net	734	2,289	5,468	5,131
Consolidated (loss) income before taxes	$(9,817)	$2,314	$2,932	$37,240

Depreciation and amortization expense:
Managed care	$2,622	$3,227	$8,395	$9,987
Life insurance	247	261	751	810
Property and casualty insurance	91	88	402	278
Other segments*	160	120	479	365
Total business segments	3,120	3,696	10,027	11,440
TSM depreciation expense	197	197	590	591
Consolidated depreciation and amortization expense	$3,317	$3,893	$10,617	$12,031

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Condensed Consolidated Financial Statements
(dollar amounts in thousands, except per share data)
(unaudited)

	September 30, 2016	December 31, 2015
Assets:
Managed care	$1,165,750	$1,034,725
Life insurance	830,074	770,721
Property and casualty insurance	360,314	350,514
Other segments *	26,064	25,629
Total business segments	2,382,202	2,181,589
Unallocated amounts related to TSM:
Cash, cash equivalents, and investments	2,269	12,304
Property and equipment, net	22,620	23,219
Other assets	29,362	31,732
	54,251	67,255
Elimination entries-intersegment receivables and others	(61,535)	(42,699)
Consolidated total assets	$2,374,918	$2,206,145

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

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

In this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), the “Corporation”, the “Company”, “TSM”, “we”, “us” and “our” refers to Triple-S Management Corporation and its subsidiaries.  The MD&A included in this Quarterly Report on Form 10-Q is intended to update the reader on matters affecting the financial condition and results of operations for the three months and nine months ended September 30, 2016.  Therefore, the following discussion should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K filed with the United States Securities and Exchange Commission as of and for the year ended December 31, 2015 and the MD&A included therein, and our unaudited consolidated financial statements and accompanying notes as of and for the three months and nine months ended September 30, 2016 included in this Quarterly Report on Form 10-Q.

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

Overview

We are one of the largest players in the managed care industry in Puerto Rico with over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare Advantage markets.  In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Insurance Plan (a government of Puerto Rico and U.S. Federal Government funded managed care program for the medically indigent that is similar to the Medicaid program in the U.S.) (Medicaid), by administering the provision of the physical health component in designated service regions in Puerto Rico.  We served all eight regions on an administrative service only basis (ASO) until March 31, 2015.  Effective April 1, 2015, the government changed the Medicaid delivery model from ASO to a risk-based model that includes the physical and mental health components. We elected to participate in this sector as a fully-insured provider in only two regions.  See details of the Medicaid contract in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015 under the sub-caption “We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.”

We have the exclusive right to use the Blue Cross Blue Shield (BCBS) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of September 30, 2016, we served approximately 1,038,000 members.  For the nine months ended September 30, 2016 and 2015, our managed care segment represented approximately 92% and 91%, respectively, of our total consolidated premiums earned.  We also have significant positions in the life insurance and property and casualty insurance markets.

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

We participate in the life insurance market through our subsidiary, Triple-S Vida, Inc. (TSV), and in the property and casualty insurance market through our subsidiary, Triple-S Propiedad, Inc. (TSP).

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

On June 30, 2016, the President of the United States signed the Puerto Rico Oversight, Management, and Economic Stability Act (PROMESA), which grants the Commonwealth of Puerto Rico (Commonwealth) and its component units, access to an orderly mechanism to restructure their debts in exchange for significant federal oversight over the Commonwealth’s finances. In general, PROMESA seeks to provide Puerto Rico with fiscal and economic discipline through the creation of a control board, relief from creditor lawsuits through the enactment of a temporary stay on litigation, and two alternative methods to adjust unsustainable debt.

On July 1, 2016, the Commonwealth defaulted on $911 million of bond payments, which included $780 million of General Obligation debt, after the Governor of Puerto Rico evoked a local debt moratorium provision.

On August 31, 2016, the President of the United States appointed the seven members of the Financial Oversight and Management Board for Puerto Rico (the Oversight Board) created by PROMESA, which held its first official meeting on September 30, 2016.

On October 10, 2016, several hedge funds, which hold General Obligation bonds of the Commonwealth, filed a lawsuit against the Commonwealth, demanding the Commonwealth to discontinue directing sales tax revenues towards the Puerto Rico Sales Tax Financing Corporation (Cofina) debt service and requesting the court to declare that the General Obligations bonds of the Commonwealth have payment priority over Cofina debt.

On October 14, 2016, the Government of Puerto Rico presented the Commonwealth of Puerto Rico Fiscal Plan to the Oversight Board. The fiscal plan, which is subject to the review and approval of the Oversight Board, includes structural reforms to reduce the size of the government, the deficit and public spending and proposals to achieve economic growth, while providing for essential services such as healthcare, public safety and education.

If the liquidity of the Government of Puerto Rico, its agencies, municipalities and public corporations becomes significantly affected as a result of their inability to raise funding in the market or generate enough revenues, we may face credit losses in our premium and fees receivables from these and other government related entities.  As of September 30, 2016, the Company had premiums and other receivables of $112.0 million from the Government of Puerto Rico, including its agencies, municipalities and public corporations with a related allowance for doubtful receivables of $20.6 million.

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

Managed Care – Medicare Advantage

On October 12, 2016, the Centers for Medicare & Medicaid Services (CMS) published the STAR Ratings for payment year 2018.  Contract H5774, the Triple-S Advantage Health Maintenance Organization (HMO) contract, scored 4.0 overall on a 5.0 star rating system, increasing 1.0 versus the prior year, and achieved 5 stars in Part D, all this demonstrating our dedication to providing the highest quality of care for our members as well as the significant investments we have made in technology and systems.  Contract H4005, the Triple-S Advantage Preferred Provider Organization (PPO) contract, scored 3.5 overall, sustaining the rating from the previous year and achieved 4.5 stars in Part D.   It is worth noting that no plan in Puerto Rico has achieved more than a 4 overall star rating.  Star ratings are calculated annually and are subject to change each year.

Recent Accounting Standards

For a description of recent accounting standards, see note 2 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Managed Care Membership

	As of September 30,
	2016	2015
Managed care enrollment:
Commercial [1]	521,994	552,471
Medicare	113,950	124,004
Medicaid	402,358	423,944
Total	1,038,302	1,100,419
Managed care enrollment by funding arrangement:
Fully-insured	860,619	919,374
Self-insured	177,683	181,045
Total	1,038,302	1,100,419

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government and local government employees.

Consolidated Operating Results

The following table sets forth the Corporation’s consolidated operating results.  Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2016	2015	2016	2015
Revenues:
Premiums earned, net	$721.2	$746.7	$2,188.8	$2,033.4
Administrative service fees	4.2	6.2	13.7	39.8
Net investment income	12.3	10.6	36.6	32.5
Other operating revenues	0.9	0.9	2.6	2.7
Total operating revenues	738.6	764.4	2,241.7	2,108.4
Net realized investment gains (losses)	5.4	(1.6)	7.0	15.3
Other income, net	0.7	2.3	5.4	5.1
Total revenues	744.7	765.1	2,254.1	2,128.8
Benefits and expenses:
Claims incurred	629.2	634.9	1,878.0	1,705.2
Operating expenses	123.4	125.9	367.5	380.1
Total operating expenses	752.6	760.8	2,245.5	2,085.3
Interest expense	1.9	2.0	5.7	6.3
Total benefits and expenses	754.5	762.8	2,251.2	2,091.6
(Loss) income before taxes	(9.8)	2.3	2.9	37.2
Income tax benefit	(7.9)	(1.9)	(2.5)	(0.7)
Net (loss) income	(1.9)	4.2	5.4	37.9
Less: net loss attributable to non-controlling interest	-	-	-	0.1
Net (loss) income attributable to TSM	$(1.9)	$4.2	$5.4	$38.0

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating Revenues

Consolidated premiums earned, net decreased by $25.5 million, or 3.4%, to $721.2 million.  This decrease primarily reflects lower premiums in the Managed Care segment by $28.8 million mainly due to lower fully-insured membership across all sectors.  This impact is offset in part by an increase in Life Insurance premiums and the increase in Medicaid premiums resulting from the release of the accrual of excess profit (previously recorded as accrual return premiums)  to the government of Puerto Rico.  This release of the accrual of excess profit is in line with the provisions of the Medicaid at-risk contract.

Claims Incurred

Consolidated claims incurred decreased by $5.7 million, or 0.9%, to $629.2 million, mostly due to the Managed Care segment’s decrease in fully-insured membership, partially offset by unfavorable prior period reserve developments across all sectors. Also, we experienced higher claims incurred in the Life Insurance segment.  The consolidated loss ratio increased by 220 basis points to 87.2%.  Excluding the impact of prior period reserve developments, as well as moving risk score revenue adjustments to its corresponding period, consolidated loss ratio was 83.8%, 90 basis points lower than last year.

Operating Expenses

Consolidated operating expenses decreased by $2.5 million, or 2.0%, to $123.4 million.  The lower  operating expenses reflects a $4.4 million contingency accrual recorded in the 2015 period and lower personnel costs and professional service fees in the 2016 period.  These decreases were partially offset by an increase in the Health Insurance Providers Fee, reflecting the at-risk Medicaid enrollment after the model changed in 2015, as well as to a new business-to-business tax implemented in Puerto Rico at the end of the third quarter of 2015.  For the three months ended September 30, 2016, the consolidated operating expense ratio increased 30 basis points to 17.0%.

Income Taxes

Consolidated income tax benefit increased by $6.0 million, to $7.9 million for the three months ended September 30, 2016.  The year over year change primarily results from the loss before taxes in the 2016 period incurred in the Managed Care segment.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating Revenues

Consolidated premiums earned, net increased by $155.4 million, or 7.6%, to $2.2 billion.  This increase primarily reflects higher premiums in the Managed Care segment by $150.8 million after the change in the Medicaid business model from an ASO agreement to a fully insured model effective April 1, 2015 and higher premium rates in the Commercial business.

The consolidated administrative service fees decreased $26.1 million, or 65.6%, mostly as a result of the previously mentioned change in the Medicaid contract model.  Total administrative fees related to the previous Medicaid ASO agreement during the 2015 period amounted to $24.4 million.

Net investment income increased by $4.1 million, or 12.6%, to $36.6 million mostly as a result of higher invested balances.

Claims Incurred

Consolidated claims incurred increased by $172.8 million, or 10.1%, to $1.9 billion, mostly due to higher claims in the Managed Care segment.  This increase primarily reflects higher claims incurred in the segment’s Medicaid business by $151.9 million after the contract changed to a fully insured model, the impact of Managed Care prior period reserve developments.  The consolidated loss ratio increased by 190 basis points to 85.8%.  Excluding the impact of prior period development, as well as moving the 2015 risk score revenue adjustments to its corresponding period, consolidated loss ratio was 85.5%, 60 basis points higher than last year.

Operating Expenses

Consolidated operating expenses decreased by $12.6 million, or 3.3%, to $367.5 million.  The decrease reflects lower expenses following the change in the Medicaid membership after we elected to decrease the number of regions we serve, from eight regions under an ASO agreement to only two regions when the contract changed to a fully-insured model.  The lower operating expenses also reflect a decrease in the provision for doubtful accounts, mostly due to the strengthening of the allowance for doubtful receivables in the 2015 period, as well as a $4.4 million contingency accrual recorded in 2015.  These decreases were partially offset by a new business-to-business tax implemented in Puerto Rico at the end of the third quarter 2015 and an increase in the Health Insurance Providers Fee, reflecting the at-risk Medicaid enrollment after the model changed in 2015.  For the nine months ended September 30, 2016, the consolidated operating expense ratio decreased 160 basis points to 16.7%, as the result of the increase in premiums and lower expenses.

Income Taxes

Consolidated income tax benefit increased by $1.8 million, to $2.5 million.  The higher tax benefit primarily results from the net effect of the following:

•
For the 2016 period the Managed Care segment, which has a higher effective tax rate than our other segments, incurred in a loss before taxes, resulting in the recording of a tax benefit during the period.

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

Managed Care Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2016	2015	2016	2015
Operating revenues:
Medical premiums earned, net:
Commercial	$206.3	$210.6	$636.8	$634.9
Medicare	255.3	279.4	789.4	818.0
Medicaid	199.4	199.8	582.8	405.3
Medical premiums earned, net	661.0	689.8	2,009.0	1,858.2
Administrative service fees	5.2	5.6	17.3	43.2
Net investment income	3.6	2.7	11.2	8.4
Total operating revenues	669.8	698.1	2,037.5	1,909.8
Medical operating costs:
Medical claims incurred	598.0	605.5	1,784.5	1,614.0
Medical operating expenses	93.8	94.8	279.4	289.5
Total medical operating costs	691.8	700.3	2,063.9	1,903.5
Medical operating (loss) income	$(22.0)	$(2.2)	$(26.4)	$6.3
Additional data:
Member months enrollment:
Commercial:
Fully-insured	1,039,842	1,119,344	3,199,546	3,388,436
Self-funded	534,653	544,881	1,617,900	1,680,435
Total Commercial member months	1,574,495	1,664,225	4,817,446	5,068,871

Medicare member months	344,167	370,702	1,059,702	1,073,726

Medicaid:
Fully-insured	1,205,792	1,279,692	3,634,029	2,583,204
Self-insured	-	-	-	4,229,082
Total Medicaid member months	1,205,792	1,279,692	3,634,029	6,812,286
Total member months	3,124,454	3,314,619	9,511,177	12,954,883
Medical loss ratio	90.5%	87.8%	88.8%	86.9%
Operating expense ratio	14.1%	13.6%	13.8%	15.2%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Medical Operating Revenues

Medical premiums earned for the three months ended September 30, 2016 decreased by $28.8 million, or 4.2%, to $661.0 million.  This decrease is principally the result of the following:

•
Medicare premiums decrease of $24.1 million, or 8.6%, primarily results from lower member months enrollment when compared to 2015 combined with a 2.4% average reduction in 2016 Medicare reimbursement rates.

•
Commercial premiums decrease of $4.3 million, or 2.0%, primarily results from a decrease in fully-insured member months enrollment, partially offset by an approximately 5% year over year increase in average premium rates.

•
Medicaid premiums decreased by $0.4 million, or 0.2% primarily as the result of a lower member months enrollment, reflecting the population decline in Puerto Rico, and the lower average premium rates negotiated with the government of Puerto Rico that went into effect July 1, 2016.  These decreases are partially offset by a $15.6 million increase in the Medicaid premiums resulting from a partial reduction of the accrual of excess profit, which was driven by the previously mentioned decrease in premium rates and higher utilization trends.

Medical Claims Incurred

Medical claims incurred decreased by $7.5 million, or 1.2%, to $598.0 million.  The medical loss ratio (MLR) of the segment increased 270 basis points during the 2016 period, to 90.5%.  This fluctuation is primarily attributed to the net effect of the following:

•
The medical claims incurred of the Medicaid business decreased by $6.0 million during the 2016 period primarily reflecting the net effect of the previously described decrease in member months enrollment partially offset by higher pharmacy and outpatient trends.

•
The medical claims incurred of the Medicare business decreased by $2.5 million, or 1.0%, during the 2016 period reflecting the previously mentioned decrease in membership and changes in benefit design included in 2016 products as the result of the decrease in reimbursement rates.  This decrease is offset by unfavorable prior period reserve developments related to previous quarters. Adjusting for the effect of prior period reserve developments, and moving risk score revenue adjustments to their corresponding periods, our Medicare MLR would have been approximately 87.1% this quarter, about 180 basis points higher than last year, mostly driven by increased Part B drug costs, mainly related to cancer and rheumatoid arthritis and the decrease in premium rates reimbursements from CMS.

•
The medical claims incurred of the Commercial business increased by $1.0 million, or 0.6%, during the 2016 period.  This increase mostly reflects the impact of unfavorable prior period reserve developments.  Excluding the effect of prior period reserve developments in 2016 and 2015, the MLR would have decreased by 270 basis points to 83.4%, reflecting the continuity of our underwriting discipline and premium trends higher than claims trends.

Medical Operating Expenses

Medical operating expenses decreased by $1.0 million, or 1.1%, to $93.8 million.  The lower operating expenses reflect a $4.4 million contingency accrual recorded in the 2015 period, and lower professional service fees in the 2016 period.  These decreases were partially offset by an increase in the Health Insurance Providers Fee, reflecting the at-risk Medicaid enrollment after the model changed in 2015, as well as to a new business-to-business tax implemented in Puerto Rico at the end of the third quarter of 2015.  For the three months ended September 30, 2016, the operating expense ratio increased 50 basis points to 14.1%.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Medical Operating Revenues

Medical premiums earned increased by $150.8 million, or 8.1%, to $2.0 billion.  This increase is principally the result of the following:

•
Medical premiums generated by the Medicaid business increased by $177.5 million to $582.8 million, primarily as the result of the change in the Medicaid service model, from an ASO agreement to a fully-insured model effective April 1, 2015.

•
Medical premiums generated by the Commercial business increased by $1.9 million, or 0.3%, to $636.8 million.  This fluctuation is primarily the result of approximately 6% year over year increase in average premium rates, partially offset by a decrease in fully insured member month enrollment.

•
Medical premiums generated by the Medicare business decreased by $28.6 million, or 3.5%, to $789.4 million.  This fluctuation primarily results from lower risk score revenue as compared with 2015, lower member months enrollment, and a reduction in 2016 Medicare reimbursement rates.

Administrative service fees decreased by $25.9 million, or 60.0%, to $17.3 million mainly due to the previously mentioned change in the Medicaid contract effective April 1, 2015.

Medical Claims Incurred

Medical claims incurred increased by $170.5 million, or 10.6%, to $1.8 billion.  The MLR of the segment increased 190 basis points during the 2016 period, to 88.8%.  These fluctuations are primarily attributed to the net effect of the following:

•	The medical claims incurred of the Medicaid business increased by $151.9 million during the 2016 period reflecting the previously mentioned change in the Medicaid contract effective April 1, 2015.

•
The medical claims incurred of the Commercial business increased by $13.8 million, or 2.6%, during 2016, mostly reflecting the impact of prior period reserve developments, partially offset by lower member months enrollment.  The Commercial MLR was 86.4%, which is 200 basis points higher than the MLR for the prior year.  Excluding the effect of prior period reserve developments in 2016 and 2015, the MLR would have decreased by 150 basis points, reflecting the continuity of our underwriting discipline and premium trends higher than claims trends.

•
The medical claims incurred of the Medicare business increased by $4.8 million, or 0.7%, during 2016 and its MLR was 90.0%, which is 370 basis points higher than the MLR for the prior period.  Adjusting for the effect of prior period reserve developments, and moving the 2015 final risk score revenue adjustments to its corresponding period, our Medicare MLR would have been 90.2%, about 310 basis points higher than last year. The higher MLR primarily reflects higher Part B drug costs, mainly related to cancer and rheumatoid arthritis, and the effect of the decrease in 2016 Medicare reimbursement rates.  The impact of the lower reimbursement rates was partially offset by a change in benefit design in the 2016 products.

Medical Operating Expenses

Medical operating expenses decreased by $10.1 million, or 3.5%, to $279.4 million.  The decrease mostly reflects lower expenses following the change in the Medicaid membership after we elected to decrease the number of regions we serve from eight regions under an ASO agreement to only two regions when the contract was changed to a fully-insured model.  The lower operating expenses also includes the effect of a decrease in the provision for doubtful accounts, mostly due to the strengthening of the allowance for doubtful receivables in the 2015 period, as well as to a $4.4 million contingency accrual recorded in 2015.  These decreases were partially offset by a new business-to-business tax implemented in Puerto Rico during the third quarter of 2015 and an increase in the Health Insurance Providers Fee, reflecting the at-risk Medicaid enrollment after the model changed in 2015.  The operating expense ratio decreased 140 basis points to 13.8% in 2016 as a result of the increase in premiums and lower expenses.

Life Insurance Operating Results

	Three months ended September 30,		Nine months ended September 30,
(dollar amounts in millions)	2016	2015	2016	2015
Operating revenues:
Premiums earned, net:
Premiums earned	$40.8	$38.2	$120.3	$115.1
Assumed earned premiums	0.4	-	3.1	2.2
Ceded premiums earned	(2.3)	(2.5)	(6.6)	(7.4)
Premiums earned, net	38.9	35.7	116.8	109.9
Net investment income	6.4	5.8	18.7	17.7
Total operating revenues	45.3	41.5	135.5	127.6
Operating costs:
Policy benefits and claims incurred	$22.5	19.8	65.8	60.5
Underwriting and other expenses	18.6	17.4	54.8	52.7
Total operating costs	41.1	37.2	120.6	113.2
Operating income	$4.2	$4.3	$14.9	$14.4
Additional data:
Loss ratio	57.8%	55.5%	56.3%	55.1%
Operating expense ratio	47.8%	48.7%	46.9%	48.0%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating Revenues

Premiums earned, net increased by $3.2 million, or 9.0%, to $38.9 million, reflecting improved policy retention and higher sales principally in the segment’s Individual Life and Cancer lines of business, as well as the growth in the Costa Rica operations.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $2.7 million, or 13.6%, to $22.5 million, mostly as the result of the higher volume of business during the year, particularly in the Individual Life and Cancer lines of business, as well as to an increase in actuarial reserves.  The loss ratio for the period increased from 55.5% in 2015 to 57.8% in 2016, or 230 basis points, reflecting the higher volume in the Cancer line of business, which has a higher loss ratio, and higher claims experience in the Individual Life business.

Underwriting and Other Expenses

Increase in underwriting and other expenses of $1.2 million, or 6.9% to $18.6 million is mostly reflecting higher commissions following the segment’s premium growth mentioned above.  The operating expense ratio decreased 90 basis points from 48.7% in 2015 to 47.8% in 2016, reflecting the increase in premiums during the period.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating Revenues

Premiums earned, net increased by $6.9 million, or 6.3% to $116.8 million as the result of premium improved policy retention and higher sales in the segment’s Individual Life and Cancer lines of business, premiums assumed on reinsurance agreements, as well as growth in the Costa Rica operations.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $5.3 million, or 8.8%, to $65.8 million, mostly reflecting a higher volume of business during the year, particularly in the Cancer line of business, and in premiums assumed under reinsurance agreements, which carry a higher loss ratio, as well as to an increase in actuarial reserves.  The loss ratio for the period increased 120 basis points to 56.3% in 2016.

Underwriting and Other Expenses

Underwriting and other expenses increased by $2.1 million, or 4.0%, primarily reflecting an increase in commissions expense following the segment’s premium growth during these period.  In addition, the segment has incurred in higher development and marketing expenses related to the development of the Costa Rica operations.  The segment’s operating expense ratio decreased 110 basis points to 46.9% in 2016, reflecting the increase in premiums during the period.

Property and Casualty Insurance Operating Results

	Three months ended September 30,		Nine months ended September 30,
(Dollar amounts in millions)	2016	2015	2016	2015
Operating revenues:
Premiums earned, net:
Premiums written	$32.4	$32.3	$100.9	$99.3
Premiums ceded	(11.8)	(12.0)	(35.3)	(35.3)
Change in unearned premiums	1.4	1.4	(0.6)	3.0
Premiums earned, net	22.0	21.7	65.0	67.0
Net investment income	2.3	2.0	6.6	6.1
Total operating revenues	24.3	23.7	71.6	73.1
Operating costs:
Claims incurred	9.4	10.3	30.0	32.9
Underwriting and other expenses	10.9	10.8	32.1	33.6
Total operating costs	20.3	21.1	62.1	66.5
Operating income	$4.0	$2.6	$9.5	$6.6
Additional data:
Loss ratio	42.7%	47.5%	46.2%	49.1%
Operating expense ratio	49.5%	49.8%	49.4%	50.1%
Combined ratio	92.2%	97.3%	95.6%	99.2%

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating Revenues

Total premiums written increased by $0.1 million, or 0.3%, to $32.4 million, mostly resulting from higher sales of Commercial Auto insurance products, offset by lower sales in the Commercial Package insurance products.

The premiums ceded to reinsurers decreased by $0.2 million, or 1.7%, mostly reflecting favorable pricing in the market for nonproportional reinsurance treaties.

Claims Incurred

Claims incurred decreased by $0.9 million, or 8.7%, to $9.4 million.  The loss ratio decreased 480 basis points, to 42.7%, during this period, primarily as a result of favorable loss experience in the Medical Malpractice line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses increased by $0.1 million, or 0.9%, mostly due to the timing of the receipt of a refund distribution from the Joint Underwriting Association (JUA), which was received during the second quarter in 2016 and during the third quarter in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating Revenues

Total premiums written increased by $1.6 million, or 1.6%, to $100.9 million, mostly reflecting higher sales of the Compulsory Vehicle Liability and Commercial Package insurance product.

The change in unearned premiums presents a decrease of $3.6 million mostly reflecting the segment’s higher volume of premiums written in 2016.

Claims Incurred

Claims incurred decreased by $2.9 million, or 8.8%, to $30.0 million. The loss ratio decreased by 290 basis points, to 46.2% during this period, mostly reflecting a favorable loss experience in the Commercial Auto line of business.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $1.5 million, or 4.5%, to $32.1 million mostly due to lower net commission expenses driven by a decrease in net premiums earned.

Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

	Nine months ended September 30,
(dollar amounts in millions)	2016	2015
Sources (uses) of cash:
Cash provided by operating activities	$83.0	$171.5
Net purchases of investment securities	(86.6)	(17.6)
Net capital expenditures	(3.5)	(5.6)
Payments of long-term borrowings	(1.2)	(12.2)
Proceeds from policyholder deposits	12.5	5.6
Surrenders of policyholder deposits	(13.5)	(10.5)
Repurchase and retirement of common stock	(21.4)	(41.0)
Other	(1.6)	(5.8)
Net (decrease) increase in cash and cash equivalents	$(32.3)	$84.4

Cash flow from operating activities decreased as a result of higher claims paid by $240.4 million and an increase in cash paid to suppliers and employees by $25.0 million, offset in part by an increase in premium collections of $165.8 million.  The increase in claims paid and premiums collected is principally the result of the change in the Medicaid delivery model from an ASO agreement to a fully insured model effective April 1, 2015.

Increase in net purchases of investments in securities are part of our asset/liability management strategy using cash on hand.

Payments of long-term borrowings decreased by $11.0 million during the nine months ended September 30, 2016, primarily due to an $11.0 million repayment of certain senior unsecured notes principal during the 2015 period.

In November 2015 the Company’s Board of Directors authorized a $25.0 million repurchase program of our Class B common stock. Repurchases were conducted through open-market purchases of Class B shares only, in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended.  During the nine months ended September 30, 2016, the Company repurchased and retired 951,831 shares of our Class B Common Stock at an average per share price of $22.54, for an aggregate cost of $21.4 million.  This program was completed on September 14, 2016.

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash receipts and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of September 30, 2016, we had $60.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of September 30, 2016.

On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the 6.6% notes).  On October 1, 2010 and May 14, 2015 we repaid $25.0 million and $11.0 million, respectively, of the principal of these senior unsecured notes.  Amount currently outstanding is $24.0 million.  The 6.6% notes contain certain non-financial covenants with which we are in compliance at September 30, 2016.

In addition, we are a party to a secured term loan with a commercial bank in Puerto Rico.  This secured loan, with original principal balance of $41.0 million, bears interest at a rate equal to the London Interbank Offered Rate (LIBOR) plus 100 basis points and requires monthly principal repayments of $0.1 million.  As of September 30, 2016, this secured loan had an outstanding balance of $11.6 million and average annual interest rate of 1.44%.  This secured loan is guaranteed by a first lien on our land, buildings and substantially all leasehold improvements, as collateral for the term of the agreements under a continuing general security agreement.  This secured loan contains certain non-financial covenants that are customary for this type of facility, including, but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control.  As of September 30, 2016 we are in compliance with these covenants.  Failure to meet these covenants may trigger the accelerated payment of the outstanding balance.

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

Critical Accounting Estimates – Goodwill and Other Intangible Asset

Our consolidated goodwill and intangible assets as of September 30, 2016 were $25.4 million and $5.3 million, respectively, primarily related to the TSA acquisition in 2011. We perform our annual test of goodwill impairment during the fourth quarter, using October 1 as the measurement date.  The result of the annual impairment test performed in 2015 indicated that the fair value of the TSA unit exceeded its carrying value by approximately 30%. Certain interim impairment tests are also performed when potential impairment indicators exist or other changes in our business occur. TSA, through which we manage the Medicare business of our Managed Care segment, has experienced net losses in 2016 largely due to unfavorable prior period reserve developments. If this business continues experiencing net losses, it is possible that the related goodwill or long-lived assets could result in a future impairment charge.  On the other hand, in October 2016 the TSA HMO contract scored 4.0 overall on a 5.0 star rating system, increasing 1.0 versus the prior year, and achieved 5 stars in Part D, all of this is expected to generate additional premiums in 2018.  See discussion regarding goodwill and other intangible assets in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

In 2016 we have increased our market risk exposure to equity instruments to include certain mutual funds, whose underlying assets are mostly comprised of US and international common equities, preferred equity, debt instruments and loan participations, and private investments.  We hold these positions in our available-for-sale portfolio.  The mutual funds invest primarily in equity and debt securities issued or guaranteed by corporations and financial institutions that are either unrated or have non-investment grade ratings from either Standard & Poor’s or Moody’s. The private investments are comprised of private equity style closed end funds, which make direct equity and debt investments.  Our additional investments increase our exposure to equity price risk and credit risk.  We manage this indirect exposure to credit risk by closely monitoring the performance of these mutual funds.  Assuming an immediate decrease of 10% in the market value of our investments in equity securities as of September 30, 2016 and December 31, 2015, the hypothetical loss in the fair value of these investments would have been approximately $30.2 million and $19.7 million, respectively.  See note 3 to consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures conducted under the supervision and with the participation of management, the chief executive officer (CEO) and the chief financial officer (CFO) concluded that, as of September 30, 2016, which is the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the report that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

There were no significant changes in our disclosure controls and procedures, or in factors that could significantly affect internal controls, subsequent to the date the CEO and CFO completed the evaluation referred to above.

Changes in Internal Controls Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 1.	Legal Proceedings

For a description of legal proceedings that have experienced significant developments during this quarter, see note 14 to the unaudited condensed consolidated financial statements included in this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

For a description of our risk factors see Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer
The following table presents information related to our repurchases of common stock for the period indicated:

(Dollar amounts in millions, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs ¹	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs

July 1, 2016 to July 31, 2016	-	$-	-	$6.8
August 1, 2016 to August 31, 2016	174,500	22.93	174,500	2.8
September 1, 2016 to September 30, 2016	125,384	22.31	125,384	-

¹  In November 2015 the Company's Board of Directors authorized a $25.0 million Share Repurchase Program of its Class B common stock.  This program was completed on September 14, 2016.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibits	Description

11
Statement re computation of per share earnings; an exhibit describing the computation of the earnings per share for the three and nine months ended September 30, 2016 and 2015 has been omitted as the detail necessary to determine the computation of earnings per share can be clearly determined from the material contained in Part I of this Quarterly Report on Form 10-Q.

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

Triple-S Management Corporation
Registrant

Date:	November 4, 2016	By:	/s/ Roberto García-Rodríguez
Roberto García-Rodríguez
President and Chief Executive Officer

Date:	November 4, 2016	By:	/s/ Juan J. Román-Jiménez
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer