Form 10-K
period 2016-12-31
TRIPLE-S MANAGEMENT CORP
filed 2017-03-10
CIK 1171662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
  ☐  Yes  ☑  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was approximately $577,239,532 for the Class B common stock (the only stock of the registrant that trades in a public market) and $950,968 for the Class A common stock (valued at its par value of $1.00 since it is not publicly traded).

As of February 28, 2017, the registrant had 950,968 of its Class A common stock outstanding and 23,320,899 of its Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on April 28, 2017 are incorporated by reference into Parts II and III of this Annual Report on Form 10-K.

Triple-S Management Corporation

FORM 10-K

For The Fiscal Year Ended December 31, 2016

Part I

Item 1.	Business

General Description of Business and Recent Developments

Triple-S Management Corporation (“Triple-S”, “TSM”, the “Company”, the “Corporation”, “we”, “us” or “our”) is one of the most significant players in the managed care industry in Puerto Rico, serving approximately 1,017,000 members, with a 25% market share in terms of premiums written in Puerto Rico for the nine-month period ended September 30, 2016.  We have the exclusive right to use the Blue Cross and Blue Shield (“BCBS”) name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla and over 50 years of experience in the managed care industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare markets. We market our managed care products through an extensive network of independent agents and brokers located throughout Puerto Rico as well as an internal salaried sales force. We provided administration services only or self insured (“ASO”) managed care services to the Plan de Salud del Gobierno (similar to Medicaid) (“PSG” or “Medicaid”) island-wide until March 31, 2015.  Effective April 1, 2015, the government changed the Medicaid delivery model from an ASO to a risk-based model and we elected to participate in this sector as a fully-insured provider in only two of the eight regions of Puerto Rico.  PSG is funded by the Government of Puerto Rico and the U.S. Government.

We also offer complementary products and services, including life insurance, accident and disability insurance and property and casualty insurance.  We are one of the leading providers of life insurance policies in Puerto Rico.

A substantial majority of our premiums are from customers within Puerto Rico.  In addition, most of all of our long-lived assets, other than financial instruments, including deferred policy acquisition costs and value of business acquired, goodwill and other intangibles, and the deferred tax assets are related to Puerto Rico.

Operating revenues (with intersegment premiums/service revenues shown separately), operating income and total assets attributable to the reportable segments are set forth in note 26 of the audited consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.

On October 12, 2016, the Centers for Medicare & Medicaid Services (“CMS”) published the STAR Ratings for payment year 2018.  Our Health Maintenance Organization (“HMO”) contract, scored 4.0 overall on a 5.0 star rating system, increasing 1.0 versus the prior year, and achieved 5 stars in Part D, demonstrating our dedication to providing the highest quality of care for our members as well as the investments we have made in technology and systems.  Our Preferred Provider Organization (“PPO”) contract, scored 3.5 overall, maintaining the rating from the previous year and achieved 4.5 stars in Part D.   No Medicare Advantage plan in Puerto Rico has achieved more than a 4 overall star rating.  Star ratings are calculated annually and are subject to change each year.

In February our subsidiary Triple-S Salud, Inc. (“TSS”) was granted Utilization Review Accreditation Commission (“URAC”) effective March 1, 2017.  This was a new requirement for the Federal Employees Program representing over $175 million in premiums.  The accreditation is extensive to the whole Commercial and Medicaid lines of business since they are managed in the same operational platforms as the Federal Employees Program.  These achievements evidence the corporate commitment to quality in health services for our members and affiliates.

In this Annual Report on Form 10-K, references to “shares” or “common stock” refer collectively to our Class A and Class B common stock, unless the context indicates otherwise.

Industry Overview

Managed Care

In response to an increasing focus on health care costs by employers, the government and consumers, there has been a increase in alternatives to traditional indemnity health insurance, such as HMOs and PPOs.  Through the introduction of these alternatives the managed care industry has attempted to contain the cost of health care by negotiating contracts with hospitals, physicians and other providers to deliver health care to plan members at favorable rates.  These products usually feature medical management and other quality and cost optimization measures such as pre-admission review and approval for certain non-emergency services, pre-authorization of certain outpatient surgical procedures, network credentialing to determine that network doctors and hospitals have the required certifications and expertise, and various levels of care management programs to help members better understand and navigate the medical system.  In addition, providers may have incentives to achieve certain quality measures or may share medical cost risk.  Members generally pay co-payments, coinsurance and deductibles when they receive services.  While the distinctions between the various types of plans have lessened over recent years, PPO products generally provide reduced benefits for out-of-network services, while traditional HMO products generally provide little to no reimbursement for non-emergency out-of-network utilization.  An HMO plan may also require members to select one of the network primary care physicians (“PCPs”) to coordinate their care and approve any specialist or other services.

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

Life Insurance

Total annual premiums in Puerto Rico for the year ended December 31, 2015 for the life insurance market approximated $1.5 billion.  The main products in this market are ordinary life, cancer and other dreaded diseases, term life, disability and annuities.  The main distribution channels are independent agents.  Banks have established general agencies to cross sell life insurance products, such as term life and credit life.

Property and Casualty Insurance

The total property and casualty market in Puerto Rico in terms of gross premiums written for the nine months ended September 30, 2016 was approximately $1.3 billion.  Property and casualty insurance companies compete for the same accounts through aggressive pricing, more favorable policy terms and better quality of services.  The main lines of business in Puerto Rico are personal and commercial auto, commercial multi-peril, fire and allied lines and other general liabilities.  Approximately 69% of the market is written by the top six companies in terms of market share, and approximately 88% of the market is written by companies incorporated under the laws of and which operate principally in Puerto Rico.

The Puerto Rican property and casualty insurance market is highly dependent on reinsurance.

Puerto Rico’s Economy

The dominant sectors of the Puerto Rico economy in terms of production and income are manufacturing and services.  The current manufacturing sector now places increased emphasis on higher wages, high technology industries, such as pharmaceuticals, biotechnology, computers, microprocessors, professional and scientific instruments, and certain high technology machinery and equipment with almost 90% of manufacturing generated by chemical and electronic products.  The services sector, which includes finance, insurance, real estate, wholesale and retail trade, transportation, communications and public utilities, and other services, plays a major role in the economy.  It ranks second to manufacturing in contribution to the gross domestic product and leads all sectors in providing employment.

The economy of Puerto Rico is affected by external factors determined by the U.S. economy and the policies and results of the U.S. government.  These external factors include exports, direct investment, the amount of federal transfer payments, the level of interest rates, the rate of inflation, and revenues derived from tourism coming from the U.S.  Generally, the economy of Puerto Rico has followed the economic trends of the U.S. economy.  However, recently the economic growth in Puerto Rico has not been consistent with the performance of the United States economy.  The government of Puerto Rico has faced a number of fiscal challenges, including an imbalance between its general fund revenues and expenditures, reaching its highest level in fiscal year 2009 with a deficit of $3.3 billion.  Recurrent budget deficits have substantially increased the amount of public sector debt.  The total outstanding public sector debt amounted to $68.7 billion as of July 31, 2016.  In 2016, Puerto Rico defaulted on various types of debt, which included General Obligation bonds, after a local debt moratorium provision was evoked.

On June 30, 2016, the President of the United States signed the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”), which grants the Commonwealth of Puerto Rico (the “government” or the “Commonwealth”) and its component units, access to an orderly mechanism to restructure their debts in exchange for significant federal oversight over the Commonwealth’s finances. In general, PROMESA seeks to provide Puerto Rico with fiscal and economic discipline through the creation of a control board, relief from creditor lawsuits through the enactment of a temporary stay on litigation, and two alternative methods to adjust unsustainable debt.

See “Item 1A.   Risk Factors—Risks Related to Our Business – Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.’’

Products and Services

Managed Care

Through our subsidiaries TSS and Triple-S Advantage, Inc. (“TSA”), we offer a broad range of managed care products, including HMO plans, PPO plans, Medicare Supplement, Medicare Advantage, and Medicaid plans.  Managed care products represented approximately 92% of our consolidated premiums earned before elimination, net for each of the years ended December 31, 2016, 2015 and 2014.  We design our products to meet the needs and objectives of a wide range of customers, including employers, professional and trade associations, individuals and government entities.  Our customers either contract with us to assume underwriting risk or they self-fund underwriting risk and rely on us for provider network access, medical cost management, claim processing, stop-loss insurance and other administrative services.  Our products vary with respect to the level of benefits provided, the costs paid by employers and members, including deductibles and co-payments, and the extent to which our members' access to providers is subject to referral or preauthorization requirements.

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

Life Insurance

We offer a wide variety of life, accident, disability and health and annuity products in Puerto Rico through our subsidiary Triple-S Vida, Inc. (“TSV”).  Life insurance premiums represented approximately 6% of our consolidated premiums earned, net before elimination for the years ended December 31, 2016 and 2015, and 7% for the year ended December 31, 2014.  TSV markets in-home service life and supplemental health products through a network of company-employed agents.  Ordinary life, cancer and dreaded diseases (“Cancer” line of business), and pre-need life products are marketed through independent agents.  TSV is the leading distributor of life products in Puerto Rico.  We are the only home service company in Puerto Rico and offer guaranteed issue, funeral and cancer policies to the lower and middle income market segments directly to people in their homes.  We also market our group life and disability coverage through our independent producers.

Property and Casualty Insurance

We offer a wide range of property and casualty insurance products through our subsidiary Triple-S Propiedad, Inc. (“TSP”).  Property and casualty insurance premiums represented approximately 4% of our consolidated premiums earned, net before elimination for each of the years ended December 31, 2016, 2015 and 2014.  Our predominant insurance products are commercial multi-peril package, personal package, commercial auto, hospital malpractice, commercial liability, and commercial property.  This segment’s commercial products target small to medium size accounts.

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

We maintain a comprehensive reinsurance program as a means of protecting our surplus in the event of a catastrophe.  Our policy is to enter into reinsurance agreements with reinsurers considered to be financially sound.  Practically all our reinsurers have an A.M. Best rating of ‘‘A-’’ or better, or an equivalent rating from other rating agencies.  During the year ended December 31, 2016, 36.2% of the premiums written in the property and casualty insurance segment were ceded to reinsurers.  Although these reinsurance arrangements do not relieve us of our direct obligations to our insured, we believe that the risk of our reinsurers not paying balances due to us is low.

Marketing and Distribution

Our marketing activities concentrate on promoting our strong brands, quality care, customer service efforts, size and quality of provider networks, flexibility of plan designs, financial strength and breadth of product offerings.  We distribute and market our products through several channels, including our salaried and commission-based internal sales force, direct mail, independent brokers and agents, telemarketing staff, traditional media (TV, Press, Billboards, Radio and Cinema) and Digital Media.

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

Distribution

Managed Care Segment.   We rely principally on our internal sales force and a network of independent brokers and agents to market our products.  Individual policies are sold entirely through independent agents who exclusively sell our individual products, and Medicare Advantage and group products are sold through our 320 person internal sales force (promotors and sales representatives) as well through approximately 150 independent brokers and agents.  We believe that each of these marketing methods is optimally suited to address the specific needs of the customer base to which it is assigned.

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

Life Insurance Segment    In our life insurance segment, we offer our insurance products through our own network of both company-employed and independent agents.  The majority of our premiums (64% in 2016 and 59% in 2015) were placed through our home service distribution channel selling directly to customers in their homes.  TSV employs approximately 645 full-time active agents and managers and utilizes approximately 400 independent agents and brokers.  For individual policies, we advance first year commissions upon issuance and for group policies, we pay commissions on a monthly basis based on premiums received.

Property and Casualty Insurance Segment.   In our property and casualty insurance segment, business is exclusively subscribed through approximately 13 general agencies, including our insurance agency, Triple-S Insurance Agency, Inc. (“TSIA”), where business is placed by independent insurance agents and brokers.  During the years ended December 31, 2016, 2015 and 2014 TSIA placed approximately 73%, 73% and 69% of TSP’s total premium volume, respectively.  General agencies contracted by TSP remit premiums net of their respective commission.

Customers

Managed Care

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico.  The following table sets forth enrollment information with respect to each sector at December 31, 2016:

Market Sector	Enrollment at December 31, 2016	Percentage of Total Enrollment
Commercial	509,157	50.1%
Medicare	110,297	10.8%
Medicaid	397,918	39.1%
Total	1,017,372	100.0%

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

Federal Government Employees.    For over 40 years, we have maintained our leadership in providing managed care services to federal government employees in Puerto Rico.  We provide our services to these employees under the Federal Employees Health Benefits Program pursuant to a direct contract with OPM and through the Federal Employee Program of the BCBSA.  We are one of two companies in Puerto Rico that has such a contract with OPM.  Every year, OPM allows other insurance companies to compete for this business, provided such companies comply with the applicable requirements for service providers.  This contract is subject to termination in the event of a noncompliance that is not corrected to the satisfaction of OPM.

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

Medicaid

The government of Puerto Rico has privatized the delivery of services to the medically indigent population in Puerto Rico, as defined by the government, by contracting with private managed care companies instead of providing health services directly to such population.  The government divided Puerto Rico into eight geographical areas.  Each of the eight geographical areas is awarded to a managed care company doing business in Puerto Rico through a competitive bid process.  As of December 31, 2016, this program provided healthcare coverage to over 1.3 million people.

This program is based on the Medicaid program, a joint federal and state health insurance program for medically indigent residents of the state.  The Medicaid program is structured to provide states the flexibility to establish eligibility requirements, benefits provided, payment rates, and program administration rules, subject to general federal guidelines.

We currently serve two geographical regions on an at-risk basis pursuant to an agreement that will expire on June 30, 2017.  TSS provides healthcare services in the Metro North and West regions to approximately 398,000 subscribers.  See “Item 1.   Business Customers – Medicaid Sector”.  Our agreement with the government of Puerto Rico is subject to termination in the event of a non-compliance that is not corrected or cured to the satisfaction of the government entity overseeing Medicaid, or in the event that the government determines that there is an insufficiency of funds to finance the program.

Life Insurance

Our life insurance customers consist primarily of individuals, who hold approximately 607,000 policies.  We also insure approximately 1,560 groups.

Property and Casualty Insurance

Our property and casualty insurance segment targets small to medium size accounts with low to average exposures to catastrophic losses.  The auto physical damage and auto liability customer bases are primarily of commercial accounts.  Personal business are primarily generated with sales of our personal package product, ProPack, that includes coverage for residences, personal property, and automobile.  Also, professional liability coverage is offered with hospital and medical malpractice products.

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

We have been able to maintain relatively high retention rates, which is the percentage of existing clients retained in the renewal process, in the corporate accounts sector of our managed care business.  For 2016 and 2015 our corporate accounts retention factor was 88% and 93%, respectively.

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

Quality Initiatives and Medical Management

We utilize a broad range of focused traditional cost containment and advanced care management processes across various product lines.  We continue to enhance our management strategies, which seek to control claims costs while striving to fulfill the needs of highly informed and demanding managed care consumers.  One of these strategies is the reinforcement of population and case management programs, which empower consumers by educating them and engaging them in actively maintaining or improving their own health.  Early identification of patients and inter-program referrals are the focus of these programs, which allow us to provide integrated services to our customers based on their specific conditions.  The population management programs include programs that target asthma, congestive heart failure, hypertension, diabetes, and a prenatal program that focuses on preventing prenatal complications and promoting adequate nutrition.  We developed a medication therapy management program aimed at plan members who are identified as having high drug utilization and unrelated diagnostics.  In addition, TSS, through a third party supplier, provide to our members a 24-hour telephone-based triage program and health information services.  TSS also provides utilization management services for our Medicare sector.  We intend to maximize utilization of population and case management programs among our insured populations.  Other strategies include innovative partnerships and business alliances with other entities to provide new products and services such as an employee assistance program and the promotion of evidence-based protocols and patient safety programs among our providers.  We also employ registered nurses and social workers to manage individual cases and coordinate healthcare services.  We have enhanced our hospital concurrent review program, the goal of which is to monitor the appropriateness of high admission rate diagnoses and unnecessary stays.  To expand the scope of the revision, we established a phone based review for low admissions hospitals, which freed resources to cover the biggest hospitals and allowed the onsite nurses to participate in the patient discharge planning, referral to programs, the quality of the services, including the occurrence of never events.  As part of the cost containment measures we have preauthorization services for certain procedures and the mandatory validation of member eligibility prior to accessing services.  In addition, we provide a variety of services and programs for the acute, chronic and complex populations.  These services and programs seek to enhance quality at physicians’ premises, thus reducing emergency care and hospitalizations.  We promote the use of a formulary for accessing medications, encouraging the use of generic drugs in the three-tier formulary, which offers three co-payment levels.

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

We promote the use of electronic claims billing by our providers.  Approximately 93% of claims are submitted electronically through our fully automated claims processing system, and our “first-pass rate”, or rate at which a claim is approved for payment when first processed by our system without human intervention, for provider claims has averaged 92% in 2016.

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

Competition

The insurance industry in Puerto Rico is highly competitive and is comprised of both local and national entities.  The approval of the Gramm-Leach-Bliley Act of 1999, has opened the insurance market to new competition by allowing financial institutions such as banks to enter into the insurance business.  Several banks in Puerto Rico have established subsidiaries that operate as insurance agencies, brokers and reinsurers.

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

Competitors in the managed care segment include national and local managed care plans.  At December 31, 2016 we had approximately 1,017,000 members enrolled in our managed care segment.  Our market share in terms of premiums written in Puerto Rico was estimated at approximately 27% for the nine-month period ended September 30, 2016.

We believe that our competitive strengths, including our leading presence in Puerto Rico, our BCBS license, the size and quality of our provider network, the broad range of our product offerings, our strong complementary businesses and our experienced management team, position us well to satisfy these competitive requirements.

Life Insurance

We are one of the leading providers of life insurance products in Puerto Rico.  In 2015, we were the second largest life insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 10.5%.  We are the only life insurance company that distributes our products through home service.  However, we face competition in each of our product lines.  Excluding annuities, we are the largest company in the life insurance and cancer lines of business, with market shares of approximately to 20% and 21% respectively.

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

In the nine-month period ended September 30, 2016, we were the fourth largest property and casualty insurance company in Puerto Rico, as measured by direct premiums, with a market share of approximately 8%.

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

Upon the occurrence of any event causing the termination of our license agreements, we would cease to have the right to use the BCBS name and marks.  We also would no longer have access to the networks of providers of the different plans that are members of the Association nor the BlueCard Program.  We would expect to lose a significant portion of our membership if we lose these licenses.  Loss of these licenses could significantly harm our ability to compete in our markets and could require payment of a significant fee to the BCBSA.  Furthermore, if our licenses were terminated, the BCBSA would be free to issue a new license to use the BCBS name and marks to another entity, which could have a material adverse effect on our business, financial condition and results of operations.  See “Item 1A   Risk FactorsRisks Related to Our Business – The termination or modification of our license agreements to use the BCBS name and marks could have a material adverse effect on our business, financial condition and results of operations.”

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

Each license requires an annual fee to be paid to the BCBSA.  The fee is determined based on a per-contract charge from products using the BCBS name and marks.  The annual BCBSA fee for the year 2017 is $1,444,069.  During the years ended December 31, 2016 and 2015, we paid fees to the BCBSA in the amount of $2,395,808 and $2,470,783, respectively.  The BCBSA is a national trade association of 37 independent Primary Licensees (Plans), including TSM, the primary function of which is to promote and preserve the integrity of the BCBS name and marks, as well as to provide certain coordination other entities licensed by the BCBSA (the “Member Plans”).  Each Member Plan is an independent legal organization and is not responsible for obligations of other BCBSA Member Plans.  With a few limited exceptions, we have no right to market products and services using the BCBS name and marks outside our BCBS licensed territory.

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

Regulation

Our business operations are subject to comprehensive and detailed regulation in all the jurisdictions we conduct business.  Regulatory agencies include the Commissioner of Insurance of  Puerto Rico (the “Commissioner of Insurance”), the Health Department of Puerto Rico and the Puerto Rico Health Insurance Administration (“ASES” by its Spanish acronym), which administers Medicaid, including the Medicare dual-eligible beneficiaries program, the Division of Banking and Insurance of the Office of the Lieutenant Governor of the U.S. Virgin Islands, the General Superintendence of Insurance of Costa Rica, the Insurance Division of the Financial Service Commission of British Virgin Islands and the Financial Services Commission of Anguilla.  Federal regulatory agencies that oversee our operations include the U.S. Department of Health and Human Services (“HHS”)—directly and through the Office of the Inspector General (“OIG”), the Office of Civil Rights (“OCR”) and Centers for Medicare and Medicaid Services (“CMS”)—, the U.S. Department of Justice (“DOJ”), the U.S. Department of Labor (“DOL”), and the U.S. Office of Personnel Management (“OPM”).  These government agencies have the right to:

•	grant, suspend and revoke licenses to transact business;

•	regulate many aspects of the products and services we offer, including the review and approval of health insurance rates in the individual and small group markets;

•	assess fines, penalties and/or sanctions;

•	monitor our solvency and the adequacy of our financial reserves; and

•
regulate our investment activities based on quality, diversification and other quantitative criteria, within the parameters of a list of permitted investments set forth in the insurance laws and regulations.

Our operations and accounts are subject to examination and audits at regular intervals by a number of these agencies.  In addition, the U.S federal and local governments continue to consider and enact many legislative and regulatory proposals that have impacted, or could materially impact, various aspects of the healthcare and insurance industries.  Some of the more significant current issues that may affect our business include:

•
initiatives to provide greater access to coverage for uninsured and under-insured populations without adequate funding to health plans or to be funded through taxes or other negative financial levies on health plans;

•	other efforts or specific legislative changes to the Medicare or Medicaid program, including changes in the bidding process or other means that materially reduce premiums;

•	local government regulatory changes;

•	increased government enforcement, or changes in interpretation or application of fraud and abuse laws; and

•	regulation that increase the operational burden on health plans or laws that increase a health plan’s exposure to liabilities, including efforts to expand the tort liability of health care plans.

The federal government and the government of Puerto Rico, including the Commissioner of Insurance, have adopted laws and regulations that govern our business activities in various ways.  These laws and regulations may restrict how we conduct our business and may result in additional burdens and costs to us.  Areas of governmental regulation include:

•	licensure;

•	policy forms, including plan design and disclosures;

•	premium rates and rating methodologies;

•	underwriting rules and procedures;

•	benefit mandates;

•	eligibility requirements;

•	security of electronically transmitted individually identifiable health information;

•	geographic service areas;

•	market conduct;

•	utilization review;

•	payment of claims, including timeliness and accuracy of payment;

•	special rules on contracts to administer government programs;

•	transactions with affiliated entities;

•	limitations on the ability to pay dividends;

•	payment rates to healthcare providers;

•	rate review and approval;
•	transactions resulting in a change of control;

•	member rights and responsibilities;

•	fraud and abuse;

•	sales and marketing activities;

•	quality assurance procedures;

•	privacy of medical and other information and permitted disclosures;

•	surcharges on payments to providers;

•	provider contract forms;

•	delegation of financial risk and other financial arrangements in rates paid to healthcare providers;

•	agent licensing;

•	financial condition (including reserves);

•	reinsurance;

•	issuance of new capital stock shares;

•	corporate governance;

•	permissible investments; and

•	guaranteed issue and renewability.

These laws and regulations are subject to amendments and changing interpretations in each jurisdiction.  Failure to comply with existing or future laws and regulations could materially and adversely affect our operations, financial condition and prospects.

Puerto Rico Insurance Laws

Our insurance subsidiaries are subject to the regulations and supervision of the Commissioner of Insurance.  The regulations and supervision of the Commissioner of Insurance consist primarily in the approval of certain policy forms, solvency standards, the nature of and limitations on investments, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations and the form and content of the financial reports, among others.  In general, such regulations are for the protection of policyholders rather than security holders.

Puerto Rico insurance laws prohibit any person from offering to purchase or sell voting stock of an insurance company with capital contributed by stockholders (a stock insurer) that constitutes 10% or more of the total issued and outstanding stock of such company or of the total issued and outstanding stock of a company that controls an insurance company, without the prior approval of the Commissioner of Insurance.  The proposed purchaser or seller must disclose any changes proposed to be made to the administration of the insurance company and provide the Commissioner of Insurance with any information reasonably requested.  The Commissioner of Insurance must make a determination within 30 days.  Such determination will be based on the evaluation of the transaction’s impact on the public interest, taking into account the experience, moral character and financial stability of the proposed purchaser; and whether the change of control could jeopardize the interests of insured, claimants or the company’s other stockholders.

Puerto Rico insurance laws also require that stock insurers obtain the Commissioner of Insurance’s approval prior to any merger or consolidation.  The Commissioner of Insurance cannot approve any such transaction unless it determines that such transaction is fair, equitable, consistent with law, and that no reasonable objection exists.  The reinsurance of all or substantially all of the insurance of an insurance company by another insurance company is deemed to be a merger or consolidation.

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

Capital and Reserve Requirements

Local insurers and health organizations are required by the Insurance Code to submit to the Puerto Rico Commissioner of Insurance Risk Based Capital (“RBC”) reports following the NAIC RBC Model Act, and accordingly are subject to certain regulatory actions if their capital levels do not meet the 200% minimum specific risk based capital requirement, for the entities within the managed care segment and 300% for the entities within the property and casualty and life insurance segment.

In addition, TSS, TSA, and TSB are subject to the capital and surplus licensure requirements of the BCBSA.  The capital and surplus requirements of the BCBSA are also based on the RBC Model Act and are intended to assess capital adequacy taking into account the risk characteristics of an insurer’s investments and products.  The RBC Model Act sets forth the formula for calculating the risk-based capital requirements, which are designed to take into account various risks, including insurance risks, interest rate risks and other relevant risks, with respect to an individual insurance company’s business.

The RBC Model Act requires increasing degrees of regulatory oversight and intervention as an insurance company’s risk-based capital declines.  The level of regulatory oversight ranges from requiring the insurance company to inform and obtain approval from the domiciliary insurance commissioner of a comprehensive financial plan for increasing its risk-based capital to mandatory regulatory intervention requiring an insurance company to be placed under regulatory control, in rehabilitation or liquidation proceeding.  The RBC Model Act provides for four different levels of regulatory attention depending on the ratio of the company’s total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and dividend liability) to its risk-based capital.  At the “company action level”, occurring when a company’s total adjusted capital is less than 200% but greater than or equal to 150% of its risk-based capital, a company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position.  When a company’s adjusted capital is between 200% and 300% and it has a combined ratio greater than 150%, a “company action level” is triggered only if the Puerto Rico Commissioner of Insurance has implemented the health trend test.  As of December 31, 2016, the Commissioner of Insurance has not enacted the health trend test in its regulations.  The ‘‘regulatory action level’’ is triggered if a company’s total adjusted capital is less than 150% but greater than or equal to 100% of its risk-based capital.  At the regulatory action level, the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed.  The ‘‘authorized control level’’ is triggered if a company’s total adjusted capital is less than 100% but greater than or equal to 70% of its risk-based capital, at which level the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.  The ‘‘mandatory control level’’ is triggered if a company’s total adjusted capital is less than 70% of its risk-based capital, at which level the regulatory authority must place the company under its control.

As of December 31, 2016, our insurance subsidiaries met and exceeded the minimum capital requirements established by the Commissioner of Insurance and the BCBSA, as applicable, except for TSA for which we expect to remediate and implement corrective actions plans to comply with such requirements.

In addition to its catastrophic reinsurance coverage, TSP is required by local regulatory authorities to establish and maintain a reserve supported by a trust fund (the “Trust”) to protect policyholders against their dual exposure to hurricanes and earthquakes.  The funds in the Trust are solely to be used to pay catastrophic losses whenever qualifying catastrophic losses exceed 5% of catastrophe premiums or when authorized by the Commissioner of Insurance.  Contributions to the Trust, and accordingly additions to the reserve, are determined by a rate, imposed by the Commissioner of Insurance on the catastrophe premiums written in that year.  At December 31, 2016 and 2015, the reserve for catastrophes is $44.7 million and $43.0 million, respectively.  The supporting trust fund has assets of $47.1 million and $46.2 million as of December 31, 2016 and 2015, respectively.  Assets consist primarily of investment in securities available for sale, securities held for maturity, accrued investment income, cash and cash equivalents.  The income generated by investment securities deposited in the Trust becomes part of the Trust fund balance and are therefore considered an addition to the reserve.  For additional details see note 16 of the audited consolidated financial statements.

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

Payments to Medicare Advantage Participating Plans

Since 2006, Medicare Advantage has used a bidding system by which plans submit bids based on costs per enrollee for Part A and Part B covered services.  Medicare Advantage also pays plans for providing prescription drug benefits under Part D.   Bids are based on estimated costs per enrollee for the Medicare-covered services.  The bids are then analyzed against a benchmark established by federal statute, and which vary by county or region.  A Medicare Advantage plan’s actual payment rate is based on a complex statutory formula that takes into account a number of factors, including the relationship between the plan’s bid and the applicable benchmark. When a bid is higher than the benchmark, enrollees generally pay the difference (through an additional premium) between the benchmark and the bid, in addition to any other Medicare premiums.  If the bid is lower than the benchmark, the plan and Medicare generally share the difference, and the plan must use its share (known as a “rebate”) to provide additional benefits to enrollees.

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

The ACA expands Medicaid to an eligibility floor of 138% of the federal poverty level (“FPL”) beginning in 2014.  A 2012 U.S. Supreme Court decision regarding health care reform limited the federal government’s ability to enforce Medicaid expansion—meaning that the issue of Medicaid expansion is effectively left to each individual state.  Puerto Rico and the other U.S. territories were not included in the Medicaid expansion, instead Congress approved one billion in federal funding for Puerto Rico and the other U.S. territories to establish local affordable insurance exchanges or expand their Medicaid programs, at their option.  Puerto Rico elected to use the approximately $925 million made available by Congress to Puerto Rico for expanding its Medicaid program. Although the funds would be available until 2019, the government has estimated that, given the current burn rate of the approved funding, funds would be fully utilized before the start of 2018.

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

Fraud and Abuse Laws.    Insurance providers in Puerto Rico are subject to local and federal laws that prohibit fraud and abuse, and are required to have anti-fraud units in place.  In addition, entities, such as TSS and TSA, that receive federal funds from government health care programs, such as Medicare and Medicaid, are subject to a wide variety of federal fraud and abuse laws and enforcement activities.  Such laws include, among others, the federal anti-kickback laws and the False Claims Act.Anti-kickback Laws.     Insurance providers in Puerto Rico are subject to local and federal anti-kickback laws.  These anti-kickback laws prohibit the payment, solicitation, offering or receipt of any form of remuneration (including kickbacks, bribes, and rebates) in exchange for business, and under federal law, the referral of federal healthcare program patients or any item or service that is reimbursed by any federal health care program.  In addition, the federal regulations include certain safe harbors that describe relationships that have been determined by CMS not to violate the federal Anti-Kickback Statute.  Relationships that do not fall within one of the enumerated safe harbors are not a per se violation of the federal law, but will be subject to enhanced scrutiny by regulatory authorities.  The ACA amended the intent requirement of the federal Anti-Kickback Statute, and other healthcare criminal fraud statutes, so that a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute, or the specific intent to violate it, to have violated the statute. The ACA also provided that a violation of the federal Anti-Kickback Statute is grounds for the government or a whistleblower to assert that a claim for payment of items or services resulting from such violation constitutes a false or fraudulent claim for purposes of the federal False Claims Act. Failure to comply with the anti-kickback provisions may result in civil damages and penalties, criminal sanctions, and administrative remedies, such as exclusion from the applicable federal health care program.

Federal False Claims Act.    Federal regulations also strictly prohibit the presentation of false claims or the submission of false information to the federal government.  Under the federal False Claims Act, any person or entity that has knowingly presented or caused to be presented a false or fraudulent request for payment from the federal government or who has made a false statement or used a false record in the submission of a claim may be subject to treble damages and penalties of up to $21,562.80 per claim.  The ACA codified federal government’s prior position that claims presented in relationships that violate the federal Anti-Kickback Statute may also be considered to be violations of the federal False Claims Act.  Furthermore, the federal False Claims Act permits private citizen “whistleblowers” to bring actions on behalf of the federal government for violations of the False Claims Act and to share in the settlement or judgment that may result from the lawsuit.  Financial recoveries from civil health care matters brought under the False Claims Act are significant.

HIPAA, HITECH, and Gramm-Leach-Bliley Act

Health care entities, such as TSS and TSA, are subject to laws, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, and the Gramm-Leach-Bliley Act, that require the protection of certain health and other information.  HIPAA authorized HHS to issue standards for administrative simplification, as well as privacy and security of medical records and other individually identifiable health information.  The regulations pursuant to the HIPAA Administrative Simplification provisions and HITECH impose a number of additional obligations on issuers of health insurance coverage and health benefit plan sponsors.  These requirements apply to self-funded group plans, health insurers and HMOs, health care clearinghouses and health care providers who transmit health information electronically (collectively, “covered entities”) and their business associates that access, maintain, create, and/or receive individually identifiable health information (collectively “business associates”).  These regulations also establish significant criminal penalties and civil sanctions for non-compliance.

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

In 2015 we entered into two agreements with federal and Puerto Rican regulators to resolve investigations in connection with privacy incidents at our Managed Care segment. The agreements include the payment of a combined amount of $5 million and the adoption of a three year corrective action plan. See, “Item 3. Legal Proceedings–Unauthorized Disclosure of Protected Health Information” for more information.

HHS has released rules mandating the use of standard formats in electronic health care transactions (for example, health care claims submission and payment, plan eligibility, precertification, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments and coordination of benefits). HHS also has published rules mandating the use of standardized code sets and unique identifiers for employers and providers.  Our managed care subsidiary believes that it is in material compliance with these requirements.  In addition,  the federal government required healthcare organizations, including health insurers, upgrade to updated and expanded standardized code sets used for describing health conditions by converting from the ICD-9 diagnosis and procedure code set to the ICD-10 diagnosis and procedure code by October 1, 2015.  Our conversion from the ICD-9 code set to the ICD-10 code set, which required a substantial investment, was successfully completed.

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

Employee Retirement Income Security Act of 1974

The services we provide to certain employee welfare benefit plans maintained by private sector employers are subject to regulation under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), a complex set of laws and regulations subject to interpretation and enforcement by the Internal Revenue Service, the U.S. Department of Labor, and federal courts.  ERISA regulates certain aspects of the relationships between us, private sector employers who maintain employee welfare benefit plans subject to ERISA, and the participants and beneficiaries in such plans.  Some of our administrative services and other activities may also be subject to regulation under ERISA and its regulations.  In addition, certain states require licensure or registration of companies providing third-party claims administration services for benefit plans.  We provide a variety of products and services to employee welfare benefit plans that are covered by ERISA and its regulations.  Plans subject to ERISA can also be subject to state laws and the question of whether ERISA preempts a state law has been, and will continue to be, interpreted by federal and state courts.

Dodd-Frank Act

In 2010, Congress enacted the Dodd-Frank Wall-Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) which provides for a number of reforms and regulations in the corporate governance, financial reporting and disclosure, investments, tax and enforcement areas that affect our subsidiaries.    Among other things, the Dodd-Frank Act creates a Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury with powers that include information-gathering and subpoena authority. In 2013, as part of its initial task to study the state of the insurance industry, the FIO issued a report recommending that Congress consider direct federal involvement should the states fail to accomplish necessary modernization reforms in the near term. The FIO continues to support the current state-based regulatory regime, but may consider federal regulation should the states fail to take steps to greater uniformity.

In addition, the Dodd-Frank Act gives the Federal Reserve supervisory authority over a number of financial services companies, including insurance companies, if they are designated by the Financial Stability Oversight Council as “systemically important.” In such a case, the Federal Reserve’s supervisory authority could include the ability to impose heightened financial regulation upon that insurance company and could impact its capital, liquidity and leverage requirements as well as its business and investment conduct. We have not been designed as “systemically important” by the Financial Stability Oversight Council.

Although the FIO does not have authority over health insurance, it may have authority over other parts of our business, primarily life and property and casualty insurance. The 2016 presidential and congressional election results have created additional uncertainty regarding the future of the Dodd-Frank Act and increased the potential for changes to the law that may affect our business.

Legislative and Regulatory Initiatives

Puerto Rico Initiatives

The Commissioner of Insurance adopted Rule No. 83, titled ‘‘Standards and Procedures to Regulate the Insurance Holding Company Systems and Criteria for Evaluating Changes in Control’’.  Rule No. 83 requires insurers and health services organizations authorized to do business in Puerto Rico and which are members of an insurance holding company system to register and file with the Commissioner of Insurance certain reports describing capital structure, ownership, financial condition, enterprise risks and general business operations.  In addition, Rule No. 83 establishes the criteria to be used to approve or refuse to approve any transaction that may constitute a change in control of a domestic insurer or health services organization.  Rule No. 83 also requires prior notice and approval of certain intercompany transactions, as well as payments of extraordinary dividends or distributions.

Federal Initiatives

On March 23, 2010, the federal health reform legislation, known as the Affordable Care Act, was enacted.  Most of the provisions of ACA with more significant effects on the health insurance marketplace went into effect on or before January 1, 2014, including a requirement that insurers guarantee the issuance of coverage to all individuals regardless of health status, strict rules on how health insurance is rated, and the assessment of new taxes and fees, including annual Health Insurance Providers Fee (“HIP Fee”), on health insurers that write certain types of health insurance on U.S. risks. The annual HIP Fee is allocated to health insurers based on the ratio of the amount of an insurer's net premium revenues written during the preceding calendar year to an adjusted amount of health insurance for all U.S. health risk for those certain lines of business written during the preceding calendar year.  The total HIP fee levied on the health insurance industry was $11.3 billion for 2016 and 2015, with increasing annual amounts thereafter, growing to $14.3 billion by 2018. The HIP Fee has been waived for 2017.  After 2018, the HIP Fee increases according to an index based on net premium growth. The assessment is being levied on certain health insurers that provide insurance in the assessment year, and is allocated to health insurers based on each health insurer's share of net premiums for all U.S health insurers in the year preceding the assessment.  We incurred $44.2 million, $34.6 million, and $27.7 million for the HIP fee in 2016, 2015 and 2014, respectively.

On July 16, 2014, HHS notified the Commissioner of Insurance of Puerto Rico that the guarantee issue, community rating, single risk pool, rate review, MLR, and essential health benefits provisions under the ACA do not apply to U.S. territories, however they continue to apply to Puerto Rico by virtue of an amendment to the Health Insurance Code of Puerto Rico passed on July 22, 2013 to enact similar provisions in Puerto Rico. ACA affects all aspects of the health care delivery and reimbursement system in the United States, including health insurers, managed care organizations, healthcare providers, employers, and U.S. states and territories.

The current debate in Washington surrounding the repeal and replacement of the ACA injects a new degree of uncertainty into important aspects related to the profitability or marketability of our business, financial condition and results of operations.  Various federal agencies, including, but not limited to, HHS, DOL, and the U.S. Department of the Treasury have issued and continue to issue Executive Orders and regulations related to the stabilization of the individual insurance market as well as their intentions to repeal the ACA in whole or in part.  With regard to specifics, under the Consolidated Appropriations Act 2016, Congress placed a one year moratorium on the implementation on the annual fees on health insurers, which will now go into effect in 2017.  Continuation of that moratorium, as well as permanent repeal of the Health Insurance Tax, remains an active legislative priority for lawmakers.  As a result of the complexity of ACA, its impacts on health care in the United States and the uncertainty of its future, we cannot currently estimate the ultimate impact of ACA on our business, cash flows, financial condition and results of operations.  We will continue to assess ACA’s impact on us as additional regulations and guidance are issued.

As we think about the future of the ACA, or what may replace it, some of the more significant ACA issues that currently affect our managed care business, or may in the future, include:

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

•	Increased federal funding to the Medicaid program;

•	Funding provided to the government of Puerto Rico to enable it to fund the expansion of its Medicaid program, rather than establish a health insurance exchange;

•	Provisions that impose annual fees on health insurers;

•	Increased government funding to enforcement agencies and/or changes in interpretation or application of fraud and abuse laws;

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

While all aspects of the ACA are expected to undergo significant changes throughout the repeal and replace process, some of the specific provisions we will be tracking include the following:  The ACA mandates significant changes to the rules regarding private health insurance to facilitate competition for market efficiency, promote prevention and wellness, increase pooling of risk, and prohibit discrimination for pre-existing conditions and/or health statues.  For example, HHS has issued rules specifically related to health insurance market reforms, essential benefits, and standards for wellness programs by employers who sponsor group health plans.  The market reform rules concerns the sale, pricing, and renewability of health insurance.  These rules apply to the individual and small group health insurance markets (whether or not in the health insurance exchanges).  The rules do not generally apply to grandfathered health plans.  The essential benefits rule establishes the standards for covered benefits under private health insurance coverage.  Under the rule, states have the ability to select a benchmark plan from ten popular private health plans.  Popularity is based on enrollment figures for the plans.  Should a state not select a plan, the default becomes the largest small group health plan.  A covered benefit under the benchmark plan will be considered an essential health benefit.  The Government of Puerto Rico selected one of our Medicare Advantage products, supplemented with additional benefits currently provided under the federal employee health plan, as the benchmark plan.  Under the ACA, health plans that are not grandfathered in the individual and small group market are required to cover essential health benefits.  While essential benefits are not specifically defined, the ACA outlines 10 categories of benefits that are required to be covered by plans, including: a) emergency services; b) ambulatory patient services; c) hospitalization; and d) preventive and wellness services and chronic disease management.  The wellness rule amends an earlier regulation regarding the design and implementation of wellness programs offered by employers in group health plans.  See Part I, Item 1A “Risk Factors―The health care reform law and the implementation of the law could have a material effect on our business, financial condition, cash flows, or results of operations” for more information.

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

Employees

As of December 31, 2016, we had 3,414 full-time employees and 332 temporary employees.  TSS has a collective bargaining agreement with the “Unión General de Trabajadores”, which represents approximately 33% of one of our managed care subsidiaries’ approximately 1,177 regular employees.  The collective bargaining agreement expires on November 30, 2019.  The Corporation considers its relations with employees to be good.

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

For much of our history, we and our predecessor entity have restricted the ownership or transferability of our shares, including by reserving to us or our predecessor a redemption right with respect to share transfers and by limiting ownership of such shares to physicians and dentists.  In addition, we and our predecessor, consistent with the requirements of our and our predecessor’s bylaws, have sought to repurchase shares of deceased shareholders at the amount originally paid for such shares by those shareholders.  Nonetheless, former shareholders’ heirs who were not eligible to own or be transferred shares because they were not physicians or dentists at the time of their purported inheritance (“non-medical heirs”), may claim an entitlement to our shares or to damages with respect to the repurchased shares notwithstanding applicable transfer and ownership restrictions.  Our records indicate that there may be as many as approximately 450 former shareholders whose non-medical heirs may claim to have inherited up to 10,500,000 shares after giving effect to the 3,000-for-one stock split.  As of the date of this Annual Report on Form 10-K, we are defending various judicial claims by non-medical heirs of former shareholders whose shares were repurchased upon their death seeking the return of such shares or compensation.  See “Item 3. Legal Proceedings – Claims by Heirs of Former Shareholders.”  In addition, from time to time, we receive inquiries from non-medical heirs with respect to shares we have redeemed.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception that large sales could occur, could cause the market price of our Class B common stock to decline.  Either of these limits our future ability to raise capital through an offering of equity securities. As of December 31, 2016 there were 23,321,163 shares of Class B common stock and 950,968 shares of Class A common stock.  Our Class A common stock is no longer subject to contractual lockup; thus, such shares are freely tradable without restriction or further registration under the Securities Act by persons other than our ‘‘affiliates’’ within the meaning of Rule 144 under the Securities Act, although such shares will continue not to be listed on the NYSE and will not be fungible with our listed shares of Class B common stock.  All or any portion of our shares of Class A common stock may at the sole discretion of our board of directors and after considering relevant factors, including market conditions at the time, be converted to shares of Class B common stock.

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

Our profitability is dependent upon our ability to contract on favorable terms with hospitals, physicians and other managed care providers. In recent years some groups of providers have been pressing for legislation that would allow them to collectively negotiate certain contract terms through cooperatives.  As a result, Puerto Rico enacted legislation authorizing providers to collectively negotiate the services fees through cooperatives, on a voluntary basis, with health insurance companies and other healthcare-related organizations. This legislation requires that the Public Corporation for the Supervision and Insurance of Cooperatives adopt regulation that may have a material adverse effect in our business. If collective negotiations with providers become mandatory or we are otherwise required to enter into collective negotiations with providers, it could become more difficult to maintain cost-effective managed care provider contracts, which could adversely affect our business.

We are dependent on a small number of government contracts to generate a significant amount of the revenues of our managed care business.

Our managed care business participates in government contracts that generate a significant amount of our consolidated operating revenues, including:

•
Medicare:    We provide services through our Medicare Advantage products pursuant to a limited number of contracts with CMS.  These contracts generally have terms of one year and must be renewed each year.  Each of our contracts with CMS is cancellable for cause if we breach a material provision of the contract or violate relevant laws or regulations. If we are unable to renew, or to successfully re-bid or compete for any of these contracts, or if the process for bidding materially changes or if any of these contracts are terminated, our business could be materially impaired.  During each of the years ended December 31, 2016, 2015 and 2014, contracts with CMS represented 35.4%, 39.4% and 47.6% of our consolidated premiums earned, net, respectively.

•
Commercial:    One of our managed care subsidiaries is a qualified contractor to provide managed care coverage to federal government employees within Puerto Rico.  Such coverage is provided pursuant to a contract with the OPM that is subject to termination in the event of noncompliance not corrected to the satisfaction of the OPM.  During each of the years ended December 31, 2016, 2015 and 2014 premiums generated under this contract represented 5.8%, 5.6% and 7.2% of our consolidated premiums earned, net, respectively.

Under the commercial business, we also provide health coverage to certain employees of the Government of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans represented 3.1%, 3.3% and 5.8% of our consolidated premiums earned, net, respectively.

•
Medicaid:    We participate in the government of Puerto Rico Health Reform Program (similar to Medicaid) to provide health coverage to medically indigent citizens in Puerto Rico.  Under the current agreement, which was effective April 1, 2015, TSS offers healthcare services on a fully-insured basis to Medicaid subscribers in the Metro North and West regions.  TSS is also responsible for providing medical, mental, pharmacy and dental healthcare services to Medicaid subscribers in the Service Regions on an at-risk basis. The agreement has a three-year term ending June 30, 2018. Premiums were renegotiated until June 30, 2017 ,at which time we will renegotiate new rates until the end of the three year term.  The current agreement with ASES contains certain termination rights for both TSS and ASES, including ASES’s right to terminate the agreement as a result of insufficient government funds to pay ASES’s obligations under the contract and TSS’s right to terminate the agreement within 45 days before the end of each fiscal year if TSS and ASES have not agreed to the per member per month rate. For the years ended December 31, 2016 and 2015, premiums generated under our current agreement represented 27.1% and 21.8% of our consolidated premiums earned, net, respectively.

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

Our managed care products that involve greater potential risk, such as fully insured arrangements, generally tend to be more profitable than ASO products and those managed care products where employer groups retain the risk, such as self-funded financial arrangements.  There has been a trend in recent years among our Commercial customers of moving from fully-insured plans to ASO, or self-funded arrangements.  As of December 31, 2016 and 2015, 66% and 64% of our managed care commercial customers, respectively, had fully insured arrangements and 34% and 36%, respectively, had ASO arrangements.  Unfavorable changes in the relative profitability or customer participation among our various products could have a material adverse effect on our business, financial condition, and results of operations.

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

We are a party to license agreements with the BCBSA that entitle us to the exclusive use of the BCBS name and mark in Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  These license agreements contain certain standards, requirements and restrictions regarding our operations and our use of the BCBS name and mark which may be modified in certain instances by the BCBSA. Changes to the terms of our license agreements may restrict various potential business activities.  Failure to comply with the standards, requirements and restrictions established could result in the termination of a license agreement.  Events that could cause the termination of a license agreement with the BCBSA include failure to comply with minimum capital requirements imposed by the BCBSA, a change of control or violation of the BCBSA ownership limitations on our capital stock, impending financial insolvency and the appointment of a trustee or receiver or the commencement of any action against a licensee seeking its dissolution.  Upon termination of a license agreement, the BCBSA would impose a re-establishment fee upon us, which would allow the BCBSA to entitle another managed care company to use the BCBS name and marks in the service areas we currently serve.  This re-establishment fee is currently $98.33 per licensed enrollee.  If the re-establishment fee were applied to our total BCBS enrollees as of December 31, 2016, we would be assessed approximately $99.6 million by the BCBSA.

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

Reinsurance is the practice of transferring part of an insurance company’s liability and premium under an insurance policy to another insurance company.  We use reinsurance arrangements to limit and manage the amount of risk we retain, to stabilize our underwriting results and to increase our underwriting capacity.  During 2016, 34.6%, or $46.0 million, of the premiums written in the property and casualty insurance segment and 5.5%, or $8.8 million, of the premiums written in the life insurance segment were ceded to reinsurers.  Total premiums ceded, on a consolidated basis, represent 1.9%, or $54.8 million of our premiums.  The premiums ceded and the availability and cost of reinsurance is subject to changing market conditions and may vary significantly over time.  Any decrease in the amount of our reinsurance coverage will increase our risk of loss.  We may be unable to maintain our desired reinsurance coverage or obtain other reinsurance coverage in adequate amounts and at favorable rates.  If we are unable to renew our expiring coverage or obtain new coverage, it will be difficult for us to manage our underwriting risks and operate our business profitably.

It is also possible that the losses we experience on insured risks for which we have obtained reinsurance will exceed the coverage limits of the reinsurance.  See “Risks Related to Our Business-Large scale natural disasters may have a material adverse effect on our business, financial condition and results of operations.”  If the amount of our reinsurance coverage is insufficient, our insurance losses could increase substantially.

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

Ratings assigned by A.M. Best are an important factor influencing the competitive position of the property and casualty insurance companies in Puerto Rico.  In 2016, A.M. Best maintained our property and casualty insurance subsidiary’s rating of “A-” (the fourth highest of A.M. Best’s 16 financial strength ratings) with a stable outlook.  A.M. Best ratings represent independent opinions of financial strength and ability to meet obligations to policyholders and are not directed toward the protection of investors.  Financial strength ratings are used by brokers and customers as a means of assessing the financial strength and quality of insurers.  A.M. Best reviews its ratings periodically and we may not be able to maintain our current ratings in the future.  A downgrade of our property and casualty subsidiary’s rating could severely limit or prevent us from writing desirable property business or from renewing our existing business.  The lines of business that property and casualty subsidiary writes and the market in which it operates are particularly sensitive to changes in A.M. Best financial strength ratings.

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

•          Local economy is in a downturn.  Challenging economic conditions in Puerto Rico continue to produce conditions that are adverse to the generation of new sources of business in this segment.  As a result, insurance companies compete for the same customers through pricing, policy terms and quality of services.  Also, our industry is also subject to aggressive marketing and sales practices that target our current and prospective customers. We may not be successful in attracting and retaining our customers.

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

In addition, our insurance subsidiaries are subject to local laws and regulations that require diversification of our investment portfolios and limit the amount of investments in certain riskier investment categories, such as below-investment-grade fixed income securities, mortgage loans, and real estate and equity investments, among others, which could generate higher returns on our investments. Notwithstanding, the Insurance Code of Puerto Rico requires insurers to invest an amount equal to no less than half of the insurer’s required capital in Puerto Rico Securities. Since February 2014, the credit ratings of bonds issued by the Government of Puerto Rico and most of Puerto Rico public corporations have been downgraded to below-investment grade. As a result, on March 2014, the Puerto Rico Legislative Assembly enacted legislation allowing insurance companies to hold investments that were acquired at an investment grade rating but subsequently downgraded below-investment grades for period not exceeding three years from the date of acquisition. This legislation also authorizes the Commissioner of Insurance, upon an insurer’s request, to provide a three-year extension of the holding period, or an exemption to dispose of the downgraded investment.  As of December 31, 2016, the Company’s insurance subsidiaries, on a consolidated basis, hold approximately $12.3 million in bonds issued by the Government of Puerto Rico and its instrumentalities that are currently graded at below-investment grade. The Insurance Code requirement that insurers invest in Puerto Rico securities may affect our ability to invest in other securities with a higher investment credit rating, the overall value of our investment portfolio and our financial condition. If we fail to comply with these laws and regulations, any investments exceeding regulatory limitations would be treated as non-admitted assets for purposes of measuring statutory surplus and risk-based capital and may adversely affect our financial condition and results of operations.

Our business is geographically concentrated in Puerto Rico and weakness in the economy and the fiscal health of the government has adversely impacted and may continue to adversely impact us.

Our principal lines of business are concentrated in Puerto Rico, which is currently in the midst of a severe fiscal and economic crisis resulting primarily from a continuing economic recession, significant and recurrent budget deficits, accelerated outmigration, a high debt-to-revenue ratio, unfunded pension liabilities and the loss of access to the capital markets, among other factors.  We also have direct government exposure through our contract with the Puerto Rico Health Services Administration, which administers the government health plan, and certain other business relationships with the Government of Puerto Rico and its instrumentalities.

Puerto Rico’s gross national product contracted in real terms every year between fiscal years (from July 1 to June 30) 2007 and 2015 (inclusive), with the exception of fiscal year 2012, when the economy grew 0.5% due to the large amount  of  stimuli  and  deficit  spending  injected  into  the  Puerto  Rico  economy  during  the period. According to the Puerto Rico Planning Board, for fiscal years 2016 and 2017, gross national product is projected to decrease by 1.8% and 2.3% in constant dollars. This persistent contraction or minimal growth has had an adverse effect on employment and tax revenues, and has significantly contributed to central government budget deficits.

The weakness of Puerto Rico’s economy has adversely affected employment.  Total employment in Puerto Rico decreased from 1,244,425 to 1,001,525 from fiscal year 2007 to fiscal year 2016.  The reduction in total employment began in the fourth quarter of fiscal year 2007 and continued consistently through the first half of fiscal year 2015 due to the current recession and the fiscal adjustment measures implemented by the government.  Since then, total employment has mostly stabilized.  According to the Household Survey, during fiscal year 2016, total employment increased by 1.8% when compared to the prior fiscal year, and the unemployment rate averaged 11.7% compared to 13.0% for the prior fiscal year.  Additionally, for the first five months of fiscal year 2017, total employment decreased by 0.4% with respect the first five months of fiscal year 2016.

The Government’s structural deficit, coupled with the continuing recession, decreasing employment, lack of capital market access, and a drastic reduction in the liquidity of Government Development Bank for Puerto Rico, have resulted in the government being unable to pay scheduled debt service payments while continuing to provide essential services.

The Government has implemented a number of extraordinary liquidity management measures in order to continue operating, which include significantly delaying the payment of income tax refunds and accounts payable to government contractors and suppliers.  The Government has also enacted several extraordinary revenue raising measures, including the imposition of a 4.5% surcharge on the sales and use tax and a 4% sales and use tax on certain business to business services that had been previously exempt from the sales and use tax.  In addition, pursuant to a local moratorium law, the Government suspended the payment of debt service on its debts and that of several of its public corporations and is retaining certain revenues assigned to particular public corporations and redirecting the same for the funding of operational expenses.  The Government has stated that certain of these emergency measures are unsustainable and could have significantly adverse economic consequences. Also, the Commonwealth has indicated that absent additional liquidity or other emergency measures, it may experience significant cash shortfalls during the fourth quarter of the current fiscal year.

In response to the Commonwealth’s fiscal and economic crisis, on June 30, 2016, the U.S. Congress enacted the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”), which, among other things, established a Federally-appointed oversight board (the “Oversight Board”), comprised of seven members, that has ample powers over the finances of the Commonwealth and its instrumentalities.  PROMESA also established a temporary stay on litigation to enforce rights or remedies related to financial liabilities of the Commonwealth, its instrumentalities and municipalities, which was initially scheduled to expire on February 15, 2017 but was extended by the Oversight Board until May 1, 2017.  Finally, PROMESA established two separate mechanisms to restructure the debts of the Commonwealth, its public corporations and municipalities. The first mechanism permits modifications of financial indebtedness with the consent of a supermajority of affected financial creditors. The second mechanism is a court-supervised debt-adjustment process, which is modeled after Chapter 9 of the U.S. Bankruptcy Code.

Pursuant to PROMESA, the Oversight Board required the Commonwealth to submit a fiscal plan in October 2016. The fiscal plan submitted by the Commonwealth projected that, under current policies, consolidated expenditures (including required pension payments and debt service on tax-supported debt) would, in the aggregate, exceed consolidated resources by approximately $58.7 billion from fiscal year 2017 to fiscal year 2026 (later revised based on feedback from the Oversight Board to approximately $67.5 billion over such period).  The plan estimated that, even assuming the successful implementation of the measures set forth therein, there would still be a material cumulative financing gap before the payment of debt service during the ten-year period covered by the fiscal plan in the absence of federal Affordable Care Act funding for the Government’s health programs. The Oversight Board rejected the prior Administration’s plan in November 2016 and requested that the new Administration of Governor Ricardo Rosselló Nevares deliver a new fiscal plan by January 15, 2017, which was later extended until February 28, 2017.  In a letter dated January 18, 2017, the Oversight Board recommended to the Governor a series of measures for inclusion in the fiscal plan, including: (i) a $1.0 billion reduction in health care spending by fiscal year 2019, (ii) the elimination of budgetary subsidies to municipalities and (iii) significant reductions in payroll expenditures and pension and/or pension-related benefits.  On February 28, 2017, the Governor of Puerto Rico submitted a 10-year fiscal plan to the Fiscal Oversight Board established by PROMESA, for its review and approval.  As part of the proposed plan, the Puerto Rico government intends to make significant changes to the Government Health Plan, including a cost take-out of around $300 million over the first two years and $2.5 billion over the ten-year plan period.

Our insureds’ financial capacity is affected by, among other things, the general economic conditions in Puerto Rico and other adverse conditions affecting Puerto Rico consumers and businesses.  The effects of the prolonged recession are reflected in a decrease in insured customers in our commercial lines of business and premiums earned, net.  The measures taken to address the fiscal crisis and those that may have to be taken in the near future, including higher taxes and lower governmental expenditures, will likely affect many of our insureds, which could result in a lower amount of insureds, insureds moving to lower premium plans among others.  The Commonwealth’s fiscal projections suggest that the level of fiscal adjustment of any fiscal plan approved by the Oversight Board, and its resulting impact on the local economy, will be significant.  Such fiscal adjustment may also result in significant resistance from different stakeholders, and may negatively affect consumer confidence. The foregoing could result in decreased demand for our insurance products or migration to less profitable products.

If global or local economic conditions worsen or the Government of Puerto Rico is unable to manage its fiscal and economic challenges, including consummating an orderly restructuring of its debt obligations while continuing to provide essential services, the conditions described above could continue or worsen in ways that are  unpredictable and outside of our control.  While PROMESA provides the Commonwealth with tools to restructure the debt obligations of the Commonwealth and its instrumentalities, these restructuring tools are new and untested.  Furthermore, the size of the fiscal gaps suggested by the Commonwealth’s projections indicates the possibility of significant creditor losses.  Both of these factors may make any debt restructuring process a lengthy and highly adversarial process.  These factors could have a material adverse impact on our earnings and financial condition.

Continued weakness in the Puerto Rican economy or the failure of the Puerto Rico government to manage its fiscal problems in a orderly manner could have an adverse effect on our insured customers, which may be required to forego insurance coverage or scale back on the amount of insurance coverage purchased. In turn, if this trend continues or worsens, our results of operations or financial condition may be adversely impacted.

Actions taken by the Commonwealth government or the PROMESA Oversight Board to address the ongoing fiscal and economic challenges in Puerto Rico could materially affect the value of our portfolio of Puerto Rico government securities.

We have direct exposure to the Puerto Rico government, its public corporations and municipalities that amounted to a book value of approximately $17.9 million and a corresponding market value of approximately $20.1 million. The exposure consists of escrowed bonds which are backed by US government securities (with a book value and market value of approximately $7.8 million) and of senior lien bonds issued by the Puerto Rico Sales Tax Financing Corporation, also known as Cofina (with a book value of approximately $10.1 million and a market value of approximately $12.3 million). Our Cofina holdings are currently at an unrealized gain of approximately $2.2 million as these positions have been impaired in previous periods. Cofina has been designated as a covered entity under PROMESA and the automatic stay on litigation imposed by PROMESA applies to these holdings. Currently the government continues to deposit sales tax revenues into the Cofina trust and debt service is being paid on the bonds. Deterioration of the Commonwealth’s fiscal and economic situation, including any negative ratings implications, could further adversely affect the value of our Puerto Rico government obligations, resulting in losses to us.

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

We may also incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility.  Our breach or failure to comply with any of these covenants could result in a default under our secured term loan and note purchase agreements and the acceleration of amounts due thereunder.  Indebtedness could also limit our ability to pursue desirable business opportunities, and may affect our ability to maintain an investment grade rating for our indebtedness

If we do not effectively manage the growth of our operations and our acquisitions, we may not be able to achieve our profitability targets.

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

As of December 31, 2016 we had approximately $25.4 million and $4.9 million of goodwill and intangible assets recorded on our balance sheet, primarily related to the TSA acquisition, that represent 1.4% of our total consolidated assets and 3.5% of our consolidated stockholders’ equity.  If we make additional acquisitions it is likely that we will record additional goodwill and intangible assets on our consolidated balance sheet.

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

In July 2015, Puerto Rico enacted legislation increasing the aggregate sales and use tax rate from 7% to 11.5% (10.5% payable to the Puerto Rico Department of the Treasury (the “Central Government SUT”) and 1% payable to the municipality (the “Municipal SUT”)) and imposing a 4% sales and use tax payable to the Puerto Rico Department of the Treasury on certain services previously covered by the business to business exemption and designated professional services. The increase from 7% to 11.5% became effective in July 1, 2015 and the 4% tax became effective October 1, 2015. Under the approved legislation the sales and use tax does not apply to Medicare and Medicaid services. Moreover, in light of Puerto Rico’s current fiscal and economic challenges, it is uncertain whether further tax-related legislation affecting the heath care or insurance industry may be enacted in an effort to increase Puerto Rico’s tax revenues.  Any increase in the amount of taxes we pay and the taxation of the customers we serve may have a material adverse effect to our financial condition, results of operations and cash flows.

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

Continued implementation of the ACA provides comprehensive changes to the U.S. health care system, which are being phased in at various stages through 2018.  The legislation imposed an annual insurance industry assessment of $8 billion in 2014, which will increase to $14.3 billion by 2018, with increasing annual amounts thereafter based on premium growth.  Such assessment may not be deductible for income tax purposes.  If the cost of the federal premium tax is not included in the calculation of our rates, or if we are unable to otherwise adjust our business model to address this new tax, our results of operations, financial position and liquidity may be materially adversely affected.  Also, health plans serving the individual market are subject to the guaranteed issue provisions under which the plans are required to issue coverage to individuals without regard to their health status of pre-existing conditions, which could lead to adverse selection by consumers.  On July 16, 2014, the Department of Health and Human Services sent a letter to the Commissioner of Insurance of Puerto Rico notifying that guarantee issue provisions under ACA are not applicable to U.S. territories. However, on July 22, 2013, similar guarantee issue and other market reforms provisions were enacted in Puerto Rico as part of amendments made to the Health Insurance Code of Puerto Rico. Although the Puerto Rico legislature is considering additional legislation to provide insurance companies more flexibility to comply with the additional requirements enacted in 2013, it is uncertain whether such legislation will in fact be enacted or the effect of any such additional legislation may have on our business. If we are unable to adapt our premium structure to address the guaranteed issue requirement, our results of operations, financial position and liquidity may be materially adversely affected.

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Further, in January 2017, Congress voted to adopt a budget resolution for fiscal year 2017, or the Budget Resolution, that authorizes the implementation of legislation that would repeal portions of the ACA. Following the passage of the Budget Resolution, on March 6, 2017, the U.S. House of Representatives introduced legislation known as the American Health Care Act, which, if enacted, would amend or repeal significant portions of the ACA. Among other changes, the American Health Care Act would sunset the annual insurance industry assessment as of December 31, 2017, essentially eliminate the individual and employer mandates by eliminating penalties and providing retroactive relief for failing to maintain or provide minimum essential coverage, and permit insurers to charge individuals a 30% surcharge on premiums for failing to demonstrate continuous coverage. The American Health Care Act would also make significant changes to Medicaid by, among other things, making the ACA Medicaid expansion optional for states, repealing the ACA requirement that state Medicaid plans provide the same essential health benefits that are required by plans available through the exchanges, implementing a per capita cap on federal payments to states beginning in fiscal year 2020, and changing certain eligibility requirements.  While it is uncertain when or if the provisions in the American Health Care Act will become law, or the extent to which any such changes may impact our business, it is clear that Congress is taking concrete steps to repeal and replace certain aspects of the ACA.

Further, various health insurance reform proposals are also emerging at the state level.  This legislation could impact us through potential disruption to the employer-based market, potential cost shifting in the health care delivery system to insurance companies and limitations on the ability to increase premiums to meet costs.  Because of the unsettled nature of these reforms, the numerous steps required to implement them, and the potential repeal of certain aspects of these reforms we cannot predict what additional health insurance requirements will be implemented at the federal or state level, or the effect that any future legislation or regulation will have on our business or our growth opportunities.

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

Under CMS regulations to implement certain ACA requirements that became effective on June 1, 2012, CMS has the authority not to renew our contracts beginning in 2015 based solely on the Star Ratings of our Medicare Advantage plans if their respective ratings do not achieve three or more stars (out of 5.0 stars) for three consecutive contract years.  See the subcaption “Federal regulations” in Item 1 of this annual report on Form 10-K for detailed information of the Stars Ratings. In the final call letter to Medicare Advantage organizations dated April 6, 2015, CMS stated that it would not delay contract terminations based on a plan’s Star Ratings

Historically, the TSA plans have received annual Star Ratings of three or more stars.  CMS provides a quality bonus to plans with Star Ratings of 3.5 or more. As of December 31, 2016, TSA’s HMO plan achieved 4.0 overall on a 5.0 star rating system, and achieved 5 stars in Part D and TSA’s PPO plan maintained its 3.5 stars and achieved 4.5 stars in Part D.

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

An adverse action could result in one or more of the following:

•	recoupment of amounts we have been paid pursuant to our government contracts;

•	mandated changes in our business practices;

•	imposition of significant civil or criminal penalties, fines or other sanctions on us and/or our key employees;

•	additional reporting requirements and oversight and mandated corrective action or remediation plans;

•	loss or non-renewal of our government contracts or loss of our ability to participate in Medicare or other federal or local governmental payor programs; damage to our reputation;

•	increased difficulty in marketing our products and services;

•	inability to obtain approval for future services or geographic expansions; and

•	loss of one or more of our licenses to act as an insurance company, preferred provider or managed care organization or other licensed entity or to otherwise provide a service.

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

Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs, and may constrain our ability to manage our business model. In addition, HHS has expanded its HIPAA audit program to assess compliance efforts not only by covered entities, but also business associates.  Although we are not aware of HHS plans to audit any of our covered entities or business associates, an audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.  We are also subject to Puerto Rico Act No. 194 of August 25, 2000, also known as the Patient’s Rights and Responsibilities Act, including provisions more stringent than HIPAA.  There is uncertainty regarding many aspects of such state requirements which make compliance with applicable health information laws more difficult.  For these reasons, our total compliance costs may increase in the future.

We are subject, and will likely continue to be subject, to regulatory audits and investigations relating to our compliance with HIPAA and other related privacy requirements. On November 20, 2015, we entered into a resolution agreement with the HHS Office of Civil Rights (“OCR”) in connection with investigations conducted by OCR involving privacy incidents at our managed care business, which includes a three-year corrective action plan. Also, on November 20, 2015, we entered into a settlement agreement with ASES in connection with privacy incidents relating to beneficiaries of the government health plan. See, “Item 3. Legal Proceedings–Unauthorized Disclosure of Protected Health Information” for more information.

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

In February 2017, CMS released its draft Advance Notice and Call Letter for Medicare Advantage reimbursement in 2018.  This draft notice contains a number of provisions that will have a significant effect on the operations of Puerto Rico’s MA program.  These proposals include provisions that may increase certain payments made to plans in Puerto Rico, including an adjustment to physician reimbursement reflecting the GPCI payment update made in last year’s physician payment rule.  The draft call letter does not adequately address problems with the benchmark for treatment of end stage renal disease (ESRD) patients in the Medicare Advantage program.  In addition, the draft letter does not commit to including the zero claims adjustment, embedded in last year’s rate, in determining Puerto Rico’s 2018 MA benchmark; failure to include the adjustment would result in a significant reduction in payment.  The call letter will be finalized in early April.  Until then, it is uncertain whether any of CMS’s proposals will be implemented or, if implemented, the effect in our Medicare Advantage business.

CMS’s risk adjustment payment system and other Medicare Advantage funding pressures make our revenue and profitability difficult to predict and could result in material retroactive adjustments to our results of operations.

CMS has implemented a risk adjustment payment system for Medicare Advantage plans to improve the accuracy of payments and establish incentives for such plans to enroll and treat less healthy Medicare beneficiaries.  CMS phased in this payment methodology with a risk adjustment model that bases a portion of the total CMS reimbursement payments mainly on demographic and the health severity of enrollees.  The risk adjusted premiums we receive are based on claims and encounter data that we submit to CMS within prescribed deadlines.  We develop our estimates for risk-adjusted premiums utilizing historical experience, or other data, and predictive models as sufficient member risk score data becomes available over the course of each CMS plan year. We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collection is reasonably assured, which are possible as additional diagnosis code information is reported to CMS, when the ultimate adjustment settlements are received from CMS, or we receive notification of such settlement amounts. CMS adjusts premiums on two separate occasions on a retrospective basis. The first retrospective adjustment for a given plan year generally occurs during the third quarter of that year. This initial settlement represents the update of risk scores for the current plan year based on the severity of claims incurred in the prior plan year. CMS then issues a final retrospective risk adjusted premium settlement for that plan year in the following year. The data provided to CMS to determine members’ risk scores is subject to audit by CMS even after the annual settlements occur, which may result in the refund of premiums to CMS. The result of these audits could materially reduce premium revenue in the year in which CMS determines a refund is required and could be material to our result of operations, financial position and cash flows.

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

One particular risk adjustment problem that we have identified is the lack of adequate risk adjustment for ESRD.  The end-stage renal disease (ESRD) population in Puerto Rico is significantly underfunded in the proposed benchmark.  The ESRD benchmark in Puerto Rico is $4,238 in 2017, compared to a national average of $6,628 and $5,800 in the US Virgin Islands.  There are 3,500 ESRD patients in the MA program in Puerto Rico and these patients have a clinical profile even more complicated than ESRD patients on the mainland.  40 percent of our ESRD patients have three additional comorbidities.  Puerto Rico has only two dialysis providers; the average dialysis fee in Puerto Rico is $180 through Medicare Advantage, compared to a national average of around $225.  Puerto Rico faces a disproportionately large ESRD burden, in part because of the high incidence of diabetes among our population.  Diabetes is the third leading cause of death in Puerto Rico, with a death rate of 87 per 100,000, compared to 23.9 per 100,000 on the mainland.

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

Medicare and Medicaid spending by the federal government could be decreased as part of the spending cuts associated with the debt ceiling or the repeal and replacement of the Affordable Care Act.

The Sequestration Transparency Act of 2012 (P.L. 112-155) requires the President of the United States  to submit to Congress a report on the potential sequestration triggered by the failure of the Joint Selective Committee on Deficit Reduction to propose, and Congress to enact, a plan to reduce the deficit by $1.2 trillion, as required by the Budget Control Act of 2011. Under the sequestration, automatic spending cuts became effective beginning April 1, 2013, and, following passage of the Bipartisan Budget Act of 2015, these cuts have been extended through at least 2025 unless additional Congressional action is taken.  This resulted in cuts of 2% to Medicare funding.  Medicaid programs are not subject to automatic spending cuts. In addition, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several categories of healthcare providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.  Congress will have to confront another debt ceiling debate this summer which could result in additional cuts to entitlement programs.

Legislation under development in Congress to repeal and replace the Affordable Care Act has the potential to significantly alter the Medicaid program.  In addition to the more general programmatic uncertainty, Puerto Rico confronts a cliff in the availability of its Medicaid funding by late 2017.  Congress has a number of opportunities to address Puerto Rico’s Medicaid challenges over the next several months and we are optimistic that action will be taken to provide bridge funding to avoid the cliff.

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

Puerto Rico insurance laws and the regulations promulgated by the Commissioner of Insurance, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by our insurance subsidiaries to us.  Although we are currently in compliance with these requirements, except for TSA for which we will remediate and implement corrective actions plans to comply, there can be no assurance that we will continue to comply in the future.  Failure to maintain required levels of capital or to otherwise comply with the reporting requirements of the Commissioner of Insurance could subject our insurance subsidiaries to corrective action, including government supervision or liquidation, or require us to provide financial assistance, either through subordinated loans or capital infusions, to our subsidiaries to ensure they maintain their minimum statutory capital requirements.

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

We own a seven story building located at 1441 F.D. Roosevelt Avenue, in San Juan, Puerto Rico, and two adjacent buildings, as well as the adjoining parking lot, which is mainly used by the managed care segment. In addition, we own five floors of a fifteen-story building located at 1510 F.D. Roosevelt Avenue, in Guaynabo, Puerto Rico, which is mainly used by the property and casualty segment. We also own land and a multi-segment customer service center in the municipalities of Mayagüez and Ponce, Puerto Rico.  In addition to the properties described above, we or our subsidiaries are parties to operating leases that are entered into in the ordinary course of business.  In addition, through a health clinic in which we have a controlling interest, we own land and a two-story medical facility in the municipality of Bayamón.  These properties are subject to liens under our credit facilities. In connection with our entrance to the Costa Rican market, we acquired a two-story building located in the city of San José, Costa Rica, which is used by the life insurance segment, See “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”.

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

Our business is subject to numerous laws and regulations promulgated by Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla governmental authorities. Compliance with these laws and regulations can be subject to government review and interpretation, as well as regulatory actions unknown and unasserted at this time. The Commissioner of Insurance of Puerto Rico, as well as other Federal, Puerto Rico, USVI, Costa Rica, BVI, and Anguilla government authorities, regularly make inquiries and conduct audits concerning the Company's compliance with such laws and regulations. Penalties associated with violations of these laws and regulations may include significant fines and exclusion from participating in certain publicly funded programs and may require the Company to comply with corrective action plans or changes in our practices.  For a description of our legal proceedings, see Note 24, Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

The following table presents high and low closing prices of our Class B common stock for each quarter of the years ended December 31, 2016 and 2015:

	High	Low
2016
First quarter	$26.83	$19.99
Second quarter	27.50	21.60
Third quarter	26.55	21.51
Fourth quarter	23.68	19.00
2015
First quarter	$25.01	$18.38
Second quarter	26.40	18.72
Third quarter	24.63	17.69
Fourth quarter	26.50	18.17

On February 28, 2017 the closing price of our Class B common stock on the NYSE was $18.67.

Holders

As of February 28, 2017, there were 950,968 and 23,321,013 shares of Class A and Class B common Stock outstanding, respectively.  The number of our holders of Class A common stock as of February 28, 2017 was approximately 786.  The number of our holders of Class B common stock as of February 28, 2017 was approximately 4,123.

Dividends

Subject to the limitations under Puerto Rico corporation law and any preferential dividend rights of outstanding preferred stock, of which there is currently none outstanding, holders of common stock are entitled to receive their pro rata share of such dividends or other distributions as may be declared by our board of directors out of funds legally available therefore.

Our ability to pay dividends is dependent on cash dividends from our subsidiaries.  Our subsidiaries are subject to regulatory surplus requirements and additional regulatory requirements, which may restrict their ability to declare and pay dividends or distributions to us.  In addition, our secured term loan restricts our ability to pay dividends if a default thereunder has occurred and is continuing.  Please refer to “Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Restriction on Certain Payments by the Corporation’s Subsidiaries”.  Also, see note 17 of the audited consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.

We did not declare any dividends during the two most recent fiscal years and do not expect to pay any cash dividends in the near future.  We currently intend to retain future earnings, if any, to finance operations and expand our business.  The ultimate decision to pay a dividend, however, remains within the discretion of our board of directors and may be affected by various factors, including our earnings, financial condition, capital requirements, level of indebtedness, statutory and contractual limitations and other considerations our board of directors deems relevant.

Securities Authorized for Issuance Under Equity Compensation Plan

See note 20 of the audited consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.

Performance Graph

The following graph compares the price performance of our Class B common stock for the period from January 1, 2012 through December 31, 2016, with the price performance over such period of (i) the Standard and Poor’s 500 Stock Index (the “S&P 500 Index”) and (ii) the Standard & Poor’s 500 Managed Health Care Index (the “S&P MHC Index”).  The comparison assumes an investment of $100 on January 1, 2012 in each of our Class B common stock, the S&P 500 Index, and the S&P MHC Index.  The performance graph is not necessarily indicative of future performance.

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

Price Performance
Index Value
300.00
250.00
200.00
150.00
100.00
50.00
-
1/3/2012
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
TRIPLE-S MANAGEMENT CORP
S&P 500 INDEX
S&P MHC Index

Ticker	Name	1/3/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
GTS US Equity	TRIPLE-S MANAGEMENT CORP	100.00	91.35	96.14	118.25	118.25	102.37
SPX Index	S&P 500 INDEX	100.00	111.68	144.74	161.22	160.05	175.31
S5MANH Index	S&P MHC Index	100.00	102.88	150.09	197.99	238.45	281.45

Recent Sales of Unregistered Securities

Not applicable.

Purchases of Equity Securities by the Issuer

Not applicable.

Item 6.	Selected Financial Data

Statement of Earnings Data

	2016	2015	2014	2013	2012
(Dollar amounts in millions, except per share data)

Years ended December 31,
Premiums earned, net	$2,890.6	$2,783.2	$2,128.6	$2,203.0	$2,253.4
Administrative service fees	17.9	44.7	119.3	108.7	110.1
Net investment income	48.9	45.2	47.5	47.3	46.8
Other operating revenues	3.5	3.7	4.2	4.8	4.3
Total operating revenues	2,960.9	2,876.8	2,299.6	2,363.8	2,414.6
Net realized investments gains	17.4	18.9	18.2	2.6	5.2
Other income, net	6.5	7.0	2.3	15.3	2.2
Total revenues	2,984.8	2,902.7	2,320.1	2,381.7	2,422.0
Benefits and expenses:
Claims incurred	2,472.2	2,318.7	1,747.6	1,836.2	1,919.8
Operating expenses	493.9	518.7	497.2	478.2	425.2
Total operating costs	2,966.1	2,837.4	2,244.8	2,314.4	2,345.0
Interest expense	7.6	8.2	9.3	9.5	10.6
Total benefits and expenses	2,973.7	2,845.6	2,254.1	2,323.9	2,355.6
Income before taxes	11.1	57.1	66.0	57.8	66.4
Income tax (benefit) expense	(6.3)	5.1	0.7	2.3	12.5
Net income	17.4	52.0	65.3	55.5	53.9
Net loss attributable to non-controlling interest	-	(0.1)	(0.4)	(0.4)	(0.1)
Net income attributable to TSM	$17.4	$52.1	$65.7	$55.9	$54.0
Basic net income per share (1):	$0.71	$2.03	$2.42	$2.02	$1.91
Diluted net income per share:	$0.71	$2.02	$2.41	$2.01	$1.90

Balance Sheet Data

	2016	2015	2014	2013	2012
Years ended December 31,

Cash and cash equivalents	$103.4	$197.8	$110.0	$74.4	$89.6

Total assets	$2,219.0	$2,206.1	$2,145.7	$2,047.6	$2,059.3

Long-term borrowings	$35.1	$36.8	$74.5	$89.3	$101.3

Total stockholders' equity	$863.2	$847.5	$858.6	$785.4	$762.1

Additional Managed Care Data (2)

	2016	2015	2014	2013	2012
Years ended December 31,

Medical loss ratio	88.6%	86.2%	85.9%	86.7%	88.8%

Operating expense ratio	14.0%	15.1%	18.5%	17.0%	14.5%

Medical membership (period end)	1,017,372	1,094,444	2,139,484	2,187,939	1,721,114

(1)	Further details of the calculation of basic earnings per share are set forth in notes 2 and 21 of the audited consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.
(2)	Does not reflect inter-segment eliminations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This financial discussion contains an analysis of our consolidated financial position and financial performance as of December 31, 2016 and 2015, and consolidated results of operations for 2016, 2015 and 2014.  References to the terms "we", "our" or "us" used throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), refer to TSM and unless the context otherwise requires, its direct and indirect subsidiaries.  This analysis should be read in its entirety and in conjunction with the consolidated financial statements, notes and tables included elsewhere in this Annual Report on Form 10-K.

The structure of our MD&A is as follows:

I. Overview	57

II. Membership	61

III. Results of Operations	62

Consolidated Operating Results	62

Managed Care Operating Results	65

Life Insurance Operating Results	68

Property and Casualty Insurance Operating Results	69

IV. Liquidity and Capital Resources	71

V. Critical Accounting Estimates	76

VI. Recently Issued Accounting Standards	85

I. Overview

We are one of the most significant players in the managed care industry in Puerto Rico and have over 50 years of experience in this industry.  We offer a broad portfolio of managed care and related products in the Commercial, Medicaid and Medicare Advantage markets.  In the Commercial market we offer products to corporate accounts, U.S. federal government employees, local government employees, individual accounts and Medicare Supplement.  We also participate in the Government of Puerto Rico Health Reform (a managed care program for the medically indigent funded by the Puerto Rico and U.S. federal governments that is similar to the Medicaid program in the U.S.) (Medicaid).  The Island is divided in eight regions and we served all of them on an administrative service only basis (ASO) until March 31, 2015.  Effective April 1, 2015, the government changed the Medicaid delivery model from an ASO to a risk-based model and we elected to participate as a fully-insured provider in only two regions of Puerto Rico.

We have the exclusive right to use the BCBS name and mark throughout Puerto Rico, the U.S. Virgin Islands, Costa Rica, the British Virgin Islands and Anguilla.  As of December 31, 2016 we serve approximately 1,017,000 members across all regions of Puerto Rico.  For the years ended December 31, 2016 and 2015 respectively, our managed care segment represented approximately 92% of our total consolidated premiums earned, net.  We also have significant positions in the life insurance and property and casualty insurance markets in Puerto Rico.

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

2016 Consolidated Highlights

Key developments in our business during 2016 are described below:

•	Consolidated premiums earned, net increased 2.9% year over year, to $2.9 billion, primarily reflecting higher Managed Care and Life Insurance premiums.

•
The higher Managed Care premiums reflect the additional Medicaid premiums generated under the new at-risk contract that became effective April 1, 2015 and higher average premium rates in the Commercial business; partially offset by lower Commercial and Medicare membership.  Total Medicaid premiums during this period were $783.2 million, $176.0 million higher than last year.

•
Consolidated claims for the year were $2.5 billion, up 6.6% over last year, primarily reflecting the higher fully-insured Managed Care enrollment associated with the new Medicaid contract.  The consolidated loss ratio was up 220 basis points, to 85.5%, and the Medical Loss Ratio (“MLR”) increased 240 basis points, to 88.6%.  Excluding the impact of prior-period reserve developments, and moving the Medicare risk score revenue adjustments to the corresponding period, the Managed Care MLR for the year was 88.1%, 110 basis points higher than the same metric from the prior year.

•	Consolidated operating expenses for the year were $493.9 million and the operating expense ratio was 17.0%.

•
Generated net income of $17.4 million in 2016, a decrease from a net income of $52.1 million in the prior year, reflecting the Managed Care segment’s lower Commercial and Medicare enrollment combined with the segment’s higher MLR.

Overview details

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

	Years ended December 31,
(Dollar amounts in millions)	2016	2015	2014

Premiums earned, net:
Managed care	$2,648.5	$2,549.5	$1,896.1
Life insurance	156.9	148.1	142.5
Property and casualty insurance	87.9	87.6	92.1
Intersegment premiums earned	(2.7)	(2.0)	(2.1)
Consolidated premiums earned, net	$2,890.6	$2,783.2	$2,128.6

Administrative service fees:
Managed care	$22.4	$49.3	$123.6
Intersegment administrative service fees	(4.5)	(4.6)	(4.3)
Consolidated administrative service fees	$17.9	$44.7	$119.3

Operating (loss) income:
Managed care	$(36.8)	$20.5	$31.4
Life insurance	21.5	20.0	22.6
Property and casualty insurance	12.1	8.3	10.0
Intersegment and other	(2.0)	(9.4)	(9.2)
Consolidated operating (loss) income	$(5.2)	$39.4	$54.8

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

Investment Income.    Investment income consists of interest and dividend income from investment securities. See note 4 of our audited consolidated financial statements.

Expenses

Claims Incurred.    Our largest expense is medical claims incurred, or the cost of medical services we arrange for our members.  Medical claims incurred include the payment of benefits and losses, mostly to physicians, hospitals and other service providers, and to policyholders.  We generally pay our providers on one of three forms: (1) fee-for-service contracts based on negotiated fee schedules; (2) capitation arrangements, generally on a fixed PMPM payment basis, whereby the provider generally assumes some of the medical expense risk; and (3) risk-sharing arrangements, whereby we advance a PMPM payment and share the risk of certain medical costs of our members with the provider based on actual experience as measured against pre-determined sharing ratios.  Claims incurred also include claims incurred in our life insurance and property and casualty insurance businesses.  Each segment’s results of operations depend to a significant extent on our ability to accurately predict and effectively manage claims and losses.  A portion of the claims incurred for each period consists of claims reported but not paid during the period, as well as a management and actuarial estimate of claims incurred but not reported during the period.

The MLR, which is calculated by dividing managed care claims incurred by managed care premiums earned, net is one of our primary management tools for measuring these costs and their impact on our profitability.  The MLR is affected by the cost and utilization of services.  The cost of services is affected by many factors, in particular our ability to negotiate competitive rates with our providers.  The cost of services is also influenced by inflation and new medical discoveries, including new prescription drugs, therapies and diagnostic procedures.  Utilization rates, which reflect the extent to which beneficiaries utilize healthcare services, significantly influence our medical costs.  The level of utilization of services depends in large part on the age, health and lifestyle of our members, among other factors.  As the MLR is the ratio of claims incurred to premiums earned, net, it is affected not only by our ability to contain cost trends but also by our ability to increase premium rates to levels consistent with or above medical cost trends.  We use MLRs both to monitor our management of healthcare costs and to make various business decisions, including what plans or benefits to offer and our selection of healthcare providers.

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

The following table sets forth selected membership data as of the dates set forth below:

	As of December 31,
	2016	2015	2014

Commercial (1)	509,157	547,634	593,121
Medicare (2)	110,297	123,888	117,673
Medicaid (3)	397,918	422,922	1,428,690
Total	1,017,372	1,094,444	2,139,484

(1)	Commercial membership includes corporate accounts, self-funded employers, individual accounts, Medicare Supplement, Federal government employees and local government employees.
(2)	Includes Medicare Advantage as well as stand-alone PDP plan membership in 2014.
(3)
Membership for 2016 and 2015 is on at-risk basis and for 2014 on a self-insured basis.  Effective April 1, 2015, membership decreased since we elected to provide services to only two regions when the delivery model changed to  an at-risk basis.

III. Results of Operations

Consolidated Operating Results

The following table sets forth our consolidated operating results for the years ended December 31, 2016, 2015 and 2014. Further details of the results of operations of each reportable segment are included in the analysis of operating results for the respective segments.

(Dollar amounts in millions)	2016	2015	2014

Years ended December 31,
Revenues:
Premiums earned, net	$2,890.6	$2,783.2	$2,128.6
Administrative service fees	17.9	44.7	119.3
Net investment income	48.9	45.2	47.5
Other operating revenues	3.5	3.7	4.2
Total operating revenues	2,960.9	2,876.8	2,299.6
Net realized investment gains	17.4	18.9	18.2
Other income, net	6.5	7.0	2.3
Total revenues	2,984.8	2,902.7	2,320.1
Benefits and expenses:
Claims incurred	2,472.2	2,318.7	1,747.6
Operating expenses	493.9	518.7	497.2
Total operating costs	2,966.1	2,837.4	2,244.8
Interest expense	7.6	8.2	9.3
Total benefits and expenses	2,973.7	2,845.6	2,254.1
Income before taxes	11.1	57.1	66.0
Income tax (benefit) expense	(6.3)	5.1	0.7
Net income	17.4	52.0	65.3
Net loss attributable to non-controlling interest	-	(0.1)	(0.4)
Net income attributable to TSM	$17.4	$52.1	$65.7

Year ended December 31, 2016 compared with the year ended December 31, 2015

Operating Revenues

Premiums earned, net increased by $107.4 million, or 3.9%, to $2.9 billion.  This increase primarily reflects higher premiums in the Managed Care segment by $99.0 million as a result of the change in the Medicaid service model effective April 1, 2015, from an ASO agreement to a fully insured model, and higher premium rates in the Commercial business.   This increase was offset by lower member month enrollment in the Medicare and Commercial businesses and a decrease in the Medicare average premiums rates.

Administrative service fees decreased $26.8 million, or 60.0%, mostly as a result of the previously mentioned change in the Medicaid contract model.  Total administrative fees related to the previous Medicaid ASO agreement during the 2015 period amounted to $24.3 million.

Net investment income increased $3.7 million, or 8.2%, to $48.9 million mostly as a result of higher invested balances.

Claims Incurred

Consolidated claims incurred increased by $153.5 million, or 6.6%, to $2.5 billion, mostly due to higher claims in the Managed Care segment.  This increase primarily reflects higher claims incurred in the segment’s Medicaid business by $150.7 million after the contract changed to a fully insured model and the impact of Managed Care prior period reserve developments.  The consolidated loss ratio increased by 220 basis points to 85.5%.  Excluding the impact of prior period development, as well as moving the 2015 risk score revenue adjustments to its corresponding period, consolidated loss ratio was 84.1%, 70 basis points higher than last year.

Operating Expenses

Consolidated operating expenses decreased by $24.8 million, or 4.8%, to $493.9 million.  The decrease reflects lower expenses following the change in the Medicaid membership after we elected to reduce the number of regions we serve, from eight regions under an ASO agreement to only two regions when the contract changed to a fully-insured model.  The lower operating expenses also reflect a decrease in the provision for doubtful accounts, mostly due to the strengthening of the allowance for doubtful receivables in the 2015 period, lower payroll and related expenses resulting from accruals related to management changes and retirements impacting the 2015 period, as well as a $4.4 million expense related to settlement agreements entered with governmental agencies in 2015.  These decreases were partially offset by a new business-to-business tax implemented in Puerto Rico at the end of the third quarter 2015 and an increase in the Health Insurance Providers Fee, reflecting the at-risk Medicaid enrollment after the model changed in 2015.  For the year ended December 31, 2016, the consolidated operating expense ratio decreased 130 basis points to 17.0%, as the result of the increase in premiums and lower expenses.

Income Taxes

Consolidated income taxes resulted in a benefit of $6.3 million. The tax benefit primarily results from the net effect of the following:

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

•
The Property and Casualty segment reassessed the tax rate used to measure several temporary differences; as a consequence such rate was increased from 20% to 39%, resulting in an increase to its deferred tax expense of approximately $3.6 million in 2016.

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

Managed Care Operating Results

We offer our products in the managed care segment to three distinct market sectors in Puerto Rico: Commercial, Medicare Advantage and Medicaid.  For the year ended December 31, 2016, the Commercial, Medicare and Medicaid sectors represented 29.0%, 35.4% and 27.1% of our consolidated premiums earned, net, respectively.

(Dollar amounts in millions)	2016	2015	2014

Operating revenues:
Medical premiums earned, net:
Commercial	$841.4	$844.6	$882.4
Medicare	1,023.9	1,097.7	1,013.7
Medicaid	783.2	607.2	-
Medical premiums earned, net	2,648.5	2,549.5	1,896.1
Administrative service fees	22.4	49.3	123.6
Net investment income	15.1	11.8	15.0
Total operating revenues	2,686.0	2,610.6	2,034.7
Medical operating costs:
Medical claims incurred	2,347.5	2,196.7	1,629.1
Medical operating expenses	375.3	393.4	374.2
Total medical operating costs	2,722.8	2,590.1	2,003.3
Medical operating (loss) income	$(36.8)	$20.5	$31.4
Additional data:
Member months enrollment:
Commercial:
Fully-insured	4,209,920	4,492,395	5,025,284
Self-funded	2,144,621	2,221,327	2,408,967
Total Commercial member months	6,354,541	6,713,722	7,434,251
Medicaid:
Fully-insured	4,829,729	3,855,945	-
Self-funded	-	4,229,082	16,912,990
Total Medicaid member months	4,829,729	8,085,027	16,912,990
Medicare:
Medicare Advantange	1,394,272	1,447,420	1,274,441
Stand-alone PDP	-	-	163,707
Total Medicare member months	1,394,272	1,447,420	1,438,148
Total member months	12,578,542	16,246,169	25,785,389
Medical loss ratio	88.6%	86.2%	85.9%
Operating expense ratio	14.1%	15.1%	18.5%

Year ended December 31, 2016 compared with the year ended December 31, 2015

Medical Operating Revenues

Medical premiums earned increased by $99.0 million, or 3.9%, to $2.6 billion.  This increase is principally the result of the following:

•
Medical premiums generated by the Medicaid business increased by $176.0 million to $783.2 million, primarily as the result of the change in the Medicaid service model, from an ASO agreement to a fully-insured model effective April 1, 2015.

•
Medical premiums generated by the Medicare business decreased by $73.8 million, or 6.7%, to $1,000 million.  This fluctuation primarily results from lower risk score revenue as compared with 2015, lower member months enrollment, and a reduction in 2016 Medicare reimbursement rates.

•
Medical premiums generated by the Commercial business decreased by $3.2 million, or 0.4%, to $841.4 million primarily resulting from a decrease in fully-insured member months enrollment, partially offset by an approximately 5% year over year increase in average premium rates.

Administrative service fees decreased by $26.9 million, or 54.6%, to $22.4 million mainly due to the previously mentioned change in the Medicaid contract effective April 1, 2015.

Medical Claims Incurred

Medical claims incurred increased by $150.8 million, or 6.9%, to $2.3 billion.  The MLR of the segment increased 240 basis points during the 2016 period, to 88.6%.  These fluctuations are primarily attributed to the net effect of the following:

•	The medical claims incurred of the Medicaid business increased by $150.7 million during the 2016 period reflecting the previously mentioned change in the Medicaid contract effective April 1, 2015.

•
The medical claims incurred of the Commercial business increased by $4.3 million, or 0.6%, during 2016, mostly reflecting the impact of prior period reserve developments, partially offset by lower member months enrollment.  The Commercial MLR was 85.2%, which is 100 basis points higher than the MLR for the prior year.  Excluding the effect of prior period reserve developments in 2016 and 2015, the MLR would have decreased by 270 basis points, reflecting the continuity of our underwriting discipline and premium trends higher than claims trends.

•
The medical claims incurred of the Medicare business decreased by $4.1 million, or 0.4%, during the 2016 period reflecting the previously mentioned decrease in membership and changes in benefit design included in 2016 products as the result of the decrease in reimbursement rates.  This decrease is offset by unfavorable prior period reserve developments.  The Medicare MLR was 90.3%, which is 570 basis points higher than the MLR for the perior year.  Adjusting for the effect of prior period reserve developments, and moving the 2015 final risk score revenue adjustments to its corresponding period, our Medicare MLR would have been 90.0%, about 530 basis points higher than last year.  The higher MLR primarily reflects higher Part B drug costs mainly related to cancer and rheumatoid arthritis, additional deterioration in the experience of End Stage Renal Disease (ESRD) and the effect of the decrease in 2016 Medicare reimbursement rates.

Medical Operating Expenses

Medical operating expenses decreased by $18.1 million, or 4.6%, to $375.3 million.  The decrease mostly reflects lower expenses following the change in the Medicaid membership after we elected to decrease the number of regions we serve, from eight regions under an ASO agreement to only two regions when the contract was changed to a fully-insured model.  The lower operating expenses also includes the effect of a decrease in the provision for doubtful accounts, mostly due to the strengthening of the allowance for doubtful receivables in the 2015 period, lower payroll and related expenses resulting from accruals related to management changes and retirements impacting the 2015 period, as well as to a $4.4 million expense related to settlement agreements entered with governmental agencies in 2015.  These decreases were partially offset by a new business-to-business tax implemented in Puerto Rico at the end of the third quarter 2015 and an increase in the Health Insurance Providers Fee, reflecting the at-risk Medicaid enrollment after the model changed in 2015.  The operating expense ratio increased 110 basis points to 14.0% in 2016 as a result of the increase in premiums and lower expenses.

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

Life Insurance Operating Results

(Dollar amounts in millions)	2016	2015	2014

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums earned	$161.3	$153.8	$151.8
Assumed earned premiums	4.4	3.9	1.6
Ceded premiums earned	(8.8)	(9.6)	(10.9)
Premiums earned, net	156.9	148.1	142.5
Net investment income	24.9	24.5	23.7
Total operating revenues	181.8	172.6	166.2
Operating costs:
Policy benefits and claims incurred	86.9	82.6	74.8
Underwriting and other expenses	73.4	70.0	68.8
Total operating costs	160.3	152.6	143.6
Operating income	$21.5	$20.0	$22.6

Additional data:
Loss ratio	55.4%	55.8%	52.5%
Expense ratio	46.8%	47.3%	48.3%

Year ended December 31, 2016 compared with the year ended December 31, 2015

Operating Revenues

Premiums earned, net increased by $8.8 million, or 5.9% to $156.9 million, reflecting improved policy retention and higher sales in the segment’s Individual Life and Cancer lines of business of $4.0 million and $2.7 million, respectively, as well as growth in the Costa Rica operations.

Policy Benefits and Claims Incurred

Policy benefits and claims incurred increased by $4.3 million, or 5.2%, to $86.9 million, mostly reflecting a higher volume of business during the year, particularly in the Cancer line of business, which claims increased by $2.7 million, as well as to an increase of $2.6 million in actuarial reserves.  The loss ratio for the period decreased 30 basis points to 55.4% in 2016.

Underwriting and Other Expenses

Underwriting and other expenses increased by $3.4 million, or 4.9%, primarily reflecting an increase in commissions expense following the segment’s premium growth mentioned above.  In addition, the segment has incurred in higher development and marketing expenses related to the development of the Costa Rica operations.  The segment’s operating expense ratio decreased 50 basis points to 46.8% in 2016, reflecting the increase in premiums during the period.

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

Property and Casualty Insurance Operating Results

(Dollar amounts in millions)	2016	2015	2014

Years ended December 31,
Operating revenues:
Premiums earned, net:
Premiums written	$133.1	$134.4	$141.1
Premiums ceded	(46.0)	(48.7)	(52.1)
Change in unearned premiums	0.8	1.9	3.1
Premiums earned, net	87.9	87.6	92.1
Net investment income	8.9	8.7	8.6
Total operating revenues	96.8	96.3	100.7
Operating costs:
Claims incurred	40.8	42.6	46.3
Underwriting and other operating expenses	43.9	45.4	44.4
Total operating costs	84.7	88.0	90.7
Operating income	$12.1	$8.3	$10.0

Additional data:
Loss ratio	46.4%	48.6%	50.3%
Expense ratio	49.9%	51.8%	48.2%

Year ended December 31, 2016 compared with the year ended December 31, 2015

Operating Revenues

Total premiums written decreased by $1.3 million, or 1.0%, to $133.1 million, mostly resulting from lower sales of Commercial Package, offset by higher sales in the Compulsory Vehicle Liability insurance products.

The premiums ceded to reinsurers decreased by $2.7 million, or 5.5%, mostly reflecting favorable pricing in the market for nonproportional reinsurance treaties.

Claims Incurred

Claims incurred decreased by $1.8 million, or 4.2%, to $40.8 million.  The loss ratio decreased 220 basis points, to 46.4%, during this period, primarily as a result of favorable loss experience in the Commercial Package insurance products.

Underwriting and Other Expenses

Underwriting and other operating expenses decreased by $1.5 million, or 3.3%, to $43.9 million mostly due to lower net commission expenses driven by a decrease in net premiums earned. The operating expense ratio decreased by 190 basis points, to 50.0% in 2016.

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

IV. Liquidity and Capital Resources

Cash Flows

A summary of our major sources and uses of cash for the periods indicated is presented in the following table:

(Dollar amounts in millions)	2016	2015	2014

Sources (uses) of cash:
Cash provided by operating activities	$6.5	$229.1	$38.0
Net (purchases) proceeds of investment securities	(80.9)	(41.6)	34.0
Net capital expenditures	(4.8)	(9.1)	(4.8)
Payments of long-term borrowings	(1.7)	(37.6)	(14.8)
Proceeds from policyholder deposits	18.2	16.5	9.6
Surrenders of policyholder deposits	(21.9)	(18.8)	(10.1)
Repurchase and retirement of common stock	(21.4)	(48.3)	(11.3)
Other	11.6	(2.4)	(4.9)
Net (decrease) increase in cash and cash equivalents	$(94.4)	$87.8	$35.7

Year ended December 31, 2016 compared to year ended December 31, 2015

Cash flow from operating activities decreased by $222.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, principally as a result of higher claims paid by $257.4 million and an increase cash paid to suppliers and employees by $34.3 million, offset in part by an increase in premiums collections of $67.5 million.  The increase in claims paid and premiums collected is principally the result of the change in the Medicaid delivery model from an ASO agreement to a fully insured model effective April 1, 2015.

Increase in net purchases of investments in securities are part of our asset/liability management strategy using cash on hand.

Payments of long-term borrowings decreased by $35.9 million during the year ended December 31, 2016, primarily due to the payment of a repurchase agreement of $25.0 million that matured and a $11.0 million repayment of principal of certain senior unsecured notes during the 2015 period.

Repurchase and retirement of common stock amounted to $21.4 million reflecting the repurchase and retirement of 951,831 shares of common stock during the year ended December 31, 2016 under the Corporation’s Class B common stock repurchase programs.

The increase in other sources of cash for the year ended December 31, 2016 is attributed to changes in the amount of outstanding checks in excess of bank balances.

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

A summary of share repurchase programs in place during the three-year-period ended December 31, 2016 is as follows:

•
In July 2013 the Company’s Board of Directors authorized an $11.5 million repurchase program (2013 $11.5 million stock repurchase program) of its Class B common stock.  This program was discontinued on October 28, 2014.

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

The stock repurchase activity under stock repurchase programs for the years ended December 31, 2016, 2015, and 2014 is summarized as follows:

(Dollar amounts in millions, except per share data)	2016			2015			2014
	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased

2015 $25.0 program	951,831	$22.54	$21.4	154,554	$23.72	$3.6	-	$-	$-
2014 $50.0 program	-	-	-	2,086,532	21.69	44.7	228,525	23.55	5.4
2013 $11.5 program	-	-	-	-	-	-	367,700	16.32	6.0
Total	951,831	$22.54	$21.4	2,241,086	$21.87	$48.3	596,225	$20.28	$11.4

Financing and Financing Capacity

We have several short-term facilities available to address timing differences between cash collections and disbursements.  These short-term facilities are mostly in the form of arrangements to sell securities under repurchase agreements.  As of December 31, 2016, we had $60.0 million of available credit under these facilities.  There are no outstanding short-term borrowings under these facilities as of December 31, 2016.

On December 21, 2005, we issued and sold $60.0 million of our 6.6% senior unsecured notes due December 2020 (the “6.6% notes”).  The 6.6% notes were privately placed to various institutional accredited investors.  The notes pay interest each month until the principal becomes due and payable.  These notes can be redeemed after five years at par, in whole or in part, as determined by us.  On October 1, 2010 and May 14, 2015 we repaid $25.0 million and $11.0 million, respectively, of the principal of these senior unsecured notes.  Amount currently outstanding is $24.0 million.  The 6.6% notes contain certain non-financial covenants.  At December 31, 2016, we are in compliance with these covenants.

On November 4, 2015, TSS entered into a $50.0 million revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit has an interest rate of LIBOR plus 250 basis points, matured on November 4, 2016.

On March 11, 2016, TSS entered into a $30.0 million revolving loan agreement with a commercial bank in Puerto Rico. This unused line of credit has an interest rate of LIBOR plus 220 basis points, matures on March 11, 2017, and contains certain financial and non-financial covenants that are customary for this type of facility.

On December 28, 2016, TSM entered into a $35.5 million credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11.2 million, (iii) Term Loan B in the principal amount of $20.1 million and (iii) Term Loan C in the principal amount of $4.1 million.  Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance the outstanding balance of the $41 million secured loan payable with the same commercial bank in Puerto Rico.  Proceeds from Term Loans B and C were received on January 11, 2017 and were used to prepay the outstanding principal amount plus accrued interest of the 6.6% Senior Unsecured Notes due January 2021 ($24 million), and fund a portion of a debt service reserve for the Loan (approximately $0.2 million).  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (1) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C.  Interest shall be payable commencing on January 1, 2017, in the case of Term Loan A, and on February 1, 2017, in the case of Term Loan B and Term Loan C.  As of December 31, 2016, this loan had an outstanding balance of $11.2 million.  This credit agreement is guaranteed by a first mortgage held by the bank on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the loan under a continuing general security agreement.  The loan includes certain non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.  As of December 31, 2016, we are in compliance with these covenants. Failure to meet these covenants may trigger accelerated payment of the secured loans outstanding balance.  The Company may, at its option, upon notice, as specified in the credit agreement, redeem and prepay prior to maturity, all or any part of the Loan and from time to time upon the payment of a penalty fee of 3% during the first year, 2% during the second year and 1% during the third year, and thereafter, at par, as specified in the credit agreement, together with accrued and unpaid interest, if any, to the date of redemption specified by the Company.

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

•
The table below describes the payments due under our contractual obligations, aggregated by type of contractual obligation, including the maturity profile of our debt, operating leases and other long-term liabilities, but excludes an estimate of the future cash outflows related to the following liabilities:

o
Unearned premiums – This amount accounts for the premiums collected prior to the end of coverage period and does not represent a future cash outflow.  As of December 31, 2016, we had $79.3 million in unearned premiums.

o
Policyholder deposits – The cash outflows related to these instruments are not included because they do not have defined maturities, such that the timing of payments and withdrawals is uncertain.  There are currently no significant policyholder deposits in paying status.  As of December 31, 2016, our policyholder deposits had a carrying amount of $179.4 million.

o
Other long-term liabilities – Due to the indeterminate nature of their cash outflows, $84.2 million of other long-term liabilities are not reflected in the following table, including $31.0 million of liability for pension benefits, $18.8 million in deferred tax liabilities, and $34.4 million in liabilities to the Federal Employees’ Health Benefits Plan Program.

		Contractual obligations by year

(Dollar amounts in millions)	Total	2017	2018	2019	2020	2021	Thereafter

Long-term borrowings (1)	$41.4	$2.7	$2.8	$2.7	$26.6	$2.4	$4.2
Operating leases	17.8	4.2	3.9	3.6	2.3	3.8	-
Purchase obligations (2)	223.8	210.3	5.5	3.1	2.5	2.1	0.3
Claim liabilities (3)	448.9	361.6	50.0	10.1	8.4	7.6	11.2
Estimated obligation for future policy benefits (4)	563.6	111.5	99.4	93.0	87.5	82.9	89.3
	$1,295.5	$690.3	$161.6	$112.5	$127.3	$98.8	$105.0

(1)
As of December 31, 2016, our long-term borrowings consist of our 6.6% senior unsecured notes payable.  Also, total contractual obligations for long-term borrowings include the current maturities of long term debt.  For the 6.6% senior unsecured notes, scheduled interest payments were included in the total contractual obligations for long-term borrowings until the maturity date of the note in 2020.  We may redeem the senior unsecured note starting five years after issuance; however no redemption is considered in this schedule.  See the “Financing and Financing Capacity” section for additional information regarding our long-term borrowings.

(2)
Purchase obligations represent payments required by us under material agreements to purchase goods or services that are enforceable and legally binding and where all significant terms are specified, including: quantities to be purchased, price provisions and the timing of the transaction.  Other purchase orders made in the ordinary course of business for which we are not liable are excluded from the table above.  Estimated pension plan contributions amounting to $4.0 million were included within the total purchase obligations. However, this amount is an estimate which may be subject to change in view of the fact that contribution decisions are affected by various factors such as market performance, regulatory and legal requirements and plan funding policy.

(3)
Claim liabilities represent the amount of our claims processed and incomplete as well as an estimate of the amount of incurred but not reported claims and loss-adjustment expenses.  This amount does not include an estimate of claims to be incurred subsequent to December 31, 2016.  The expected claims payments are an estimate and may differ materially from the actual claims payments made by us in the future.  Also, claim liabilities are presented gross, and thus do not reflect the effects of reinsurance under which $39.0 million of reserves had been ceded at December 31, 2016.

(4)
Our life insurance segment establishes, and carries as liabilities, actuarially determined amounts that are calculated to meet its policy obligations when a policy matures or surrenders, an insured dies or becomes disabled or upon the occurrence of other covered events.  A significant portion of the estimated obligation for future policy benefits to be paid included in this table considers contracts under which we are currently not making payments and will not make payments until the occurrence of an insurable event not under our control, such as death, illness, or the surrender of a policy.  We have estimated the timing of the cash flows related to these contracts based on historical experience as well as expectations of future payment patterns.  The amounts presented in the table above represent the estimated cash payments for benefits under such contracts based on assumptions related to the receipt of future premiums and assumptions related to mortality, morbidity, policy lapses, renewals, retirements, disability incidence and other contingent events as appropriate for the respective product type.  All estimated cash payments included in this table are not discounted to present value nor do they take into account estimated future premiums on policies in-force as of December 31, 2016 and are gross of any reinsurance recoverable.  The $556.7 million total estimated cash flows for all years in the table is different from the liability of future policy benefits of $321.2 million included in our audited consolidated financial statements principally due to the time value of money.  Actual cash payments to policyholders could differ significantly from the estimated cash payments as presented in this table due to differences between actual experience and the assumptions used in the estimation of these payments.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, revenues and expenses, results of operations, liquidity, capital expenditures or capital resources.

Restriction on Certain Payments by the Corporation’s Subsidiaries

Our insurance subsidiaries are subject to the regulations of the Commissioner of Insurance of Puerto Rico.  These regulations, among other things, require insurance companies to maintain certain levels of capital, thereby restricting the amount of earnings that can be distributed by the insurance subsidiaries to TSM.  As of December 31, 2016, our insurance subsidiaries were in compliance with such minimum capital requirements.

These regulations are not directly applicable to TSM, as a holding company, since it is not an insurance company.

The new credit agreement of approximately $35.5 million, limits the amount of dividends or other distributions (including share repurchases) payable by the Corporation to $50 million per year.

We do not expect that any of the previously described dividend restrictions will have a significant effect on our ability to meet our cash obligations.

Solvency Regulation

To monitor the solvency of the operations, the BCBSA requires us, TSS, TSA, and TSB to comply with certain specified levels of Risk Based Capital (”RBC”).  RBC is designed to identify weakly capitalized companies by comparing each company’s adjusted surplus to its required surplus (RBC ratio).  The RBC ratio reflects the risk profile of insurance companies.  At December 31, 2016, TSM and TSS estimated RBC ratio was above the minimum BCBSA RBC requirement of 200% and the 375% of RBC level required by the BCBSA to avoid monitoring.  At December 31, 2016, TSA estimated RBC ratio was above the minimum BCBSA RBC requirement of 100% for smaller controlled affiliate.

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

Given the inherent unpredictability of these matters, it is possible that an adverse outcome in certain matters could, from time to time, have an adverse effect on our operating results and/or cash flows.  For a description of our legal proceedings, see Note 24, Contingencies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Guarantee Associations and Other Regulatory Commitments

To operate in Puerto Rico, insurance companies, such as our insurance subsidiaries, are required to participate in guarantee associations, which are organized to pay policyholders contractual benefits on behalf of insurers declared insolvent.  These associations levy assessments, up to prescribed limits, on a proportional basis, to all member insurers in the line of business in which the insolvent insurer was engaged.  In accordance with insurance laws and regulations assessments are recoverable through policy surcharges.  In 2014, the property and casualty segment has recorded recoveries of assessments for $0.5 million.  It is the opinion of management that any possible future guarantee association assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

Pursuant to the Puerto Rico Insurance Code, our property and casualty insurance subsidiary is a member of Sindicato de Aseguradores para la Suscripción Conjunta de Seguros de Responsabilidad Profesional Médico-Hospitalaria (SIMED).  The syndicate was organized for the purpose of underwriting medical-hospital professional liability insurance.  As a member, the property and casualty insurance segment shares risks with other member companies and, accordingly, is contingently liable in the event the syndicate cannot meet their obligations.  During 2016, 2015 and 2014, no assessment or payment was made for this contingency.  It is the opinion of management that any possible future syndicate assessments will not have a material effect on our operating results and/or cash flows, although there is no ceiling on these payment obligations.

In addition, our property and casualty insurance subsidiary is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the “Association”).  The Association was organized in 1997 to underwrite insurance coverage of motor vehicle property damage liability risks effective January 1, 1998.  As a participant, the segment shares the risk proportionally with other members based on a formula established by the Insurance Code.  During the years 2016, 2015 and 2014, the Association distributed to the Company an amount based on the good experience of the business amounting to $0.5 million, $0.7 million and $0.9 million, respectively.  In December 2015 the Association declared a special dividend of $21 million subject to a special tax of 15% that was retained upon distribution.  This special dividend was paid in three installments during 2016.  The share of the property and casualty segment in this special dividend was approximately $1.7 million, net of tax.

The property and casualty segment is also member of the Puerto Rico Fire and Allied Lines Underwriting Association and the Puerto Rico Auto Assign Plan.  These entities periodically impose assessments to cover operations and other charges.  The assessments recorded from these entities were $1 thousand in 2015 and 2014.  There were no assessments during 2016.

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

Claim Liabilities

Claim liabilities by segment as of December 31, 2016 were as follows:

(Dollar amounts in millions)

Managed care	$348.1
Property and casualty insurance	97.0
Life insurance	42.8
Consolidated	$487.9

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

We recognize claim liabilities as follows:

Managed Care Segment

At December 31, 2016, claim liabilities for the managed care segment amounted to $348.1 million and represented 71.3% of our total consolidated claim liabilities and 25.7% of our total consolidated liabilities.

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

As described above, completion factors and claims trend factors can have a significant impact on determination of our claim liabilities.  The following example provides the estimated impact on our December 31, 2016 claim liabilities, assuming the indicated hypothetical changes in completion and trend factors:

(Dollar amounts in millions)

Completion Factor [1]		Claims Trend Factor [2]
(Decrease) Increase		(Decrease) Increase
	In unpaid claim	In claims trend	In unpaid claim
In completion factor	liabilities	factor	liabilities

-1.2%	$18.8	0.75%	$19.7
-0.8%	12.5	0.50%	13.2
-0.4%	6.2	0.25%	6.6
0.4%	(6.2)	-0.25%	(6.6)
0.8%	(12.3)	-0.50%	(13.2)
1.2%	(18.4)	-0.75%	(19.7)

(1)	Assumes (decrease) increase in the completion factors for the most recent twelve months.
(2)	Assumes (decrease) increase in the claims trend factors for the most recent twelve months.

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

The following table shows the variance between the segment’s incurred claims for current period insured events and the incurred claims for such years had they been determined retrospectively (the “Incurred claims related to current period insured events” for the year shown plus or minus the “Incurred claims related to prior period insured events” for the following year as included in note 10 of the audited consolidated financial statements).  This table shows that the segments’ estimates of this liability have approximated the actual development.

(Dollar amounts in millions)	2015	2014	2013

Years ended December 31,
Total incurred claims:
As reported (1)	$2,216.3	$1,665.3	$1,734.5
On a retrospective basis	2,207.3	1,645.6	1,698.3
Variance	$9.0	$19.7	$36.2
Variance to total incurred claims as reported	0.4%	1.2%	2.1%

(1)	Includes total claims incurred less adjustments for prior year reserve development.

Management expects that substantially all of the development of the 2016 estimate of medical claims payable will be known during 2017.

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

Life Insurance Segment

At December 31, 2016, claim liabilities for the life insurance segment amounted to $42.9 million and represented 8.8% of total consolidated claim liabilities and 3.2% of our total consolidated liabilities.

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

Property and Casualty Insurance Segment

At December 31, 2016, claim liabilities for the property and casualty insurance segment amounted to $97.0 million and represented 19.9% of the total consolidated claim liabilities and 7.1% of our total consolidated liabilities.

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

At December 31, 2016, the actuarial reserve range determined by the actuaries was from $90 million to $105 million.  Management reviews the results of the reserve estimates in order to determine any appropriate adjustments in the recording of reserves.  Adjustments to reserve estimates are made after management’s consideration of numerous factors, including but not limited to the magnitude of the difference between the actuarial indication and the recorded reserves, improvement or deterioration of actuarial indications in the period, the maturity of the accident year, trends observed over the recent past and the level of volatility within a particular line of business.  In general, changes are made more quickly to more mature accident years and less volatile lines of business.  Varying the net expected loss ratio by +/-1% in all lines of business for the six most recent accident years would increase/decrease the claims incurred by approximately $5.6 million.

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

During the year ended December 31, 2016, we recognized other-than-temporary impairments amounting to $1.4  million on equity securities classified as available for sale.  The impairment analysis as of December 31, 2016 indicated that, other than those securities for which an other-than-temporary impairment was recognized, none of the securities whose carrying amount exceeded its estimated fair value was considered other-than-temporarily impaired as of that date; however, several factors are beyond management’s control, such as the following: financial condition of the issuers, movement of interest rates, specific situations within corporations, among others.  Over time, the economic and market environment may provide additional insight regarding the estimated fair value of certain securities, which could change management’s judgment regarding impairment.  This could result in realized losses related to other-than-temporary declines being charged against future income.

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

A detail of the gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016 and 2015 is included in note 3 to the audited consolidated financial statements.

Allowance for Doubtful Receivables

We estimate the amount of uncollectible receivables in each period and establish an allowance for doubtful receivables considering, among other things, the continued deterioration of the local economy, the exposure to government accounts and the challenging business environment in the Island.  The allowance for doubtful receivables amounted to $37.3 million and $37.2 million as of December 31, 2016 and 2015, respectively.  As of December 31, 2016 and 2015, the Company had premiums and other receivables of $57.8 million and $78.2 million, respectively, from the Government of Puerto Rico, including its agencies, municipalities, and public corporations.  The related allowance for doubtful receivables as of December 31, 2016 and 2015 was $18.9 million and $19.1 million, respectively.  The amount of the allowance is based on the aging of unpaid accounts, information about the customer’s creditworthiness and other relevant information.  The estimates of uncollectible accounts are revised each period, and changes are recorded in the period they become known.  In determining the allowance, we use predetermined percentages applied to aged account balances, as well as individual analysis of large accounts.  These percentages are based on our collection experience and are periodically evaluated.  A significant change in the level of uncollectible accounts would have a material effect on our results of operations.

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

Goodwill and Other Intangible Assets

Our consolidated goodwill and other intangible assets at December 31, 2016 were $25.4 million and $4.9 million, respectively, primarily related to the acquisition TSA in 2011.  At December 31, 2015 the consolidated goodwill and other intangible assets were $25.4 million and $6.6 million, respectively.   The goodwill and other intangible assets balance for both years were primarily related to the acquisition of TSA in 2011.  As of December 31, 2016 and 2015, the TSA goodwill was $25.0 million.  As of December 31, 2016 and 2015 other intangible assets related to the TSA acquisition were $4.6 million and $6.2 million, respectively.

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

As required by Financial Accounting Standard Board (“FASB”) guidance, we completed our annual impairment tests of existing goodwill during the fourth quarter of 2016 and 2015.  Certain interim impairment tests are also performed when potential impairment indicators exist or other changes in our business occur.  If we do not achieve our earnings objectives or the cost of capital rises significantly, the assumptions and estimates underlying these impairment evaluations could be adversely affected and result in future impairment charges that would negatively impact our operating results.  On the other hand, in October 2016 the TSA HMO contract scored 4.0 overall on a 5.0 star rating system, increasing 1.0 versus the prior year, and achieved 5 stars in Part D, all of this is expected to generate additional premiums in 2018.  The result of the impairment test performed in 2016 and 2015 indicated that the fair value of the TSA unit exceeded its carrying value by approximately 47% and 30%, respectively.

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

Other Significant Accounting Policies

We have other accounting policies that are important to an understanding of the financial statements.  See Note 2 of the audited consolidated financial statements.

VI. Recently Issued Accounting Standards

For a description of our recently issued accounting standards, see Note 2, Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

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

Our investment portfolio consists mainly of investment grade fixed income and a smaller portion is held in equity securities and alternative investments. The investment portfolio is conservative, diversified across and within asset classes, and has the following objectives, in order of importance: capital preservation, liquidity, income generation and capital appreciation. The interest rate risk of both our investments and liabilities is regularly evaluated.

The investment portfolio is centrally managed by investment professionals and decisions are taken based on the guidelines and limitations described in our Investment Policy and the Puerto Rico Insurance Code. The Investment Policy is approved by the Board of Directors following the recommendation of the Investment and Financing Committee of the Board of Directors (the “Investment and Financing Committee”). The Investment and Financing Committee establishes guidelines to ensure the Investment Policy is adhered to and any exception must be reported to the Investment and Financing Committee.

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

Equity Price Risk

Our investments in equity securities expose us to price risks, for which potential losses could arise from adverse changes in the value of these investments.

Risk Measurement

Our available-for-sale and held-to-maturity securities are a source of market risk.  As of December 31, 2016 approximately 80% and 100% of our investments in available-for-sale and held-to-maturity securities, respectively, consisted of fixed maturity securities.  The remaining balance of the available-for-sale portfolio is comprised of equity securities and alternative investments.  Available-for-sale securities are recorded at fair value and changes in the fair value of these securities, net of the related tax effect, are excluded from operations and are reported as a separate component of other comprehensive income (loss) until realized.  Held-to-maturity securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.  The fair value of the investments in our available-for-sale and held-to-maturity portfolios is exposed to both interest rate risk and equity price risk.

Interest Rate Risk

We have evaluated the net impact to the fair value of our fixed income investments of a significant one-time change in interest rate risk using a combination of both statistical and fundamental methodologies.  From these shocked values a resultant market price appreciation/depreciation can be determined after portfolio cash flows are modeled and evaluated over instantaneous 100, 200, and 300 basis point rate shifts.  Techniques used in the evaluation of cash flows include Monte Carlo simulation through a series of probability distributions over 200 interest rate paths.  Necessary prepayment speeds are compiled using Salomon Brothers Yield Book, which sources numerous factors in deriving speeds, including but not limited to: historical speeds, economic indicators, street consensus speeds, etc.  Securities evaluated by us under these scenarios include mortgage pass-through certificates and collateralized mortgage obligations of U.S. agencies, and private label structures, provided that cash flows information is available.  The following table sets forth the result of this analysis for the years ended December 31, 2016 and 2015.  The analysis does not consider any action that management can take to mitigate the impact of changes in market rates.

(Dollar amounts in millions)
Change in Interest Rates	Expected Fair Value	Amount of Decrease	% Change

December 31, 2016:
Base Scenario	$1,154.6
+100 bp	1,102.0	(52.6)	(4.6)%
+200 bp	1,053.2	(101.4)	(8.9)%
+300 bp	1,007.1	(147.5)	(13.0)%
December 31, 2015:
Base Scenario	$1,136.8
+100 bp	1,084.9	(69.7)	(6.1)%
+200 bp	1,037.2	(117.4)	(10.3)%
+300 bp	991.5	(163.1)	(14.3)%

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

Equity Price Risk

Our equity securities in the available-for-sale portfolio are comprised of mutual funds whose underlying assets are comprised of domestic equity securities, international equity securities and higher risk fixed income instruments as well as certain alternative investments in the form of commitments to limited liability partnerships. The fixed income mutual funds invest in loan participations, high yield debt and emerging market debt.  The fixed income funds invest primarily in debt securities issued or guaranteed by corporations, financial institutions and governmental entities that are either unrated or have non-investment grade ratings from either Standard & Poor’s or Moody’s.

Our investments in mutual funds exposes us to equity price risk and, because of the underlying assets included in these mutual funds, result in an indirect exposure to credit risk.  We manage this indirect exposure to credit risk by closely monitoring the performance of these mutual funds.

Our alternative investments in the available-for-sale portfolio are comprised of commitments to limited liability partnerships. These private funds call capital over time and invest in traditional private equity, infrastructure equity, real estate debt and corporate debt. The investments are unrated, illiquid and expose us to a variety of underlying risks. We manage these exposures by closely monitoring the performance of these funds.

Assuming an immediate decrease of 10% in the market value of our equity securities as of December 31, 2016 and 2015, the hypothetical loss in the fair value of these investments would have been approximately $27.0 million and $19.7 million, respectively.

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

Financial Statements

For our audited consolidated financial statements as of December 31, 2016 and 2015 and for each of the three years ended December 31, 2016 see Index to financial statements in “Item 15.   Exhibits and Financial Statements Schedules” to this Annual Report on Form 10-K.

Selected Quarterly Financial Data

	2016
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$738,534	$729,049	$721,187	$701,871	$2,890,641
Administrative service fees	5,083	4,520	4,146	4,094	17,843
Net investment income	11,358	12,875	12,337	12,343	48,913
Other operating revenues	812	915	871	863	3,461
Total operating revenues	755,787	747,359	738,541	719,171	2,960,858
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	-	(1,434)	-	-	(1,434)
Net realized gains, excluding other-than-temporary impairment losses on securities	58	2,954	5,376	10,425	18,813
Total net realized investment gains	58	1,520	5,376	10,425	17,379
Other income, net	875	3,859	734	1,101	6,569
Total revenues	756,720	752,738	744,651	730,697	2,984,806
Benefits and expenses
Claims incurred	626,694	622,087	629,169	594,241	2,472,191
Operating expenses	122,980	121,112	123,406	126,396	493,894
Total operating costs	749,674	743,199	752,575	720,637	2,966,085
Interest expense	1,882	1,954	1,893	1,906	7,635
Total benefits and expenses	751,556	745,153	754,468	722,543	2,973,720
Income (loss) before taxes	5,164	7,585	(9,817)	8,154	11,086
Income tax expense (benefit)	1,709	3,707	(7,873)	(3,888)	(6,345)
Net income (loss)	3,455	3,878	(1,944)	12,042	17,431
Less: Net loss attributable to non-controlling interest	1	2	3	1	7
Net income (loss) attributable to TSM	$3,456	$3,880	$(1,941)	$12,043	$17,438
Basic net income (loss) per share	$0.14	$0.16	$(.08)	$0.49	$0.71
Diluted net income (loss) per share	$0.14	$0.16	$(.08)	$0.49	$0.71

	2015
	March 31	June 30	September 30	December 31	Total

Revenues
Premiums earned, net	$532,558	$754,107	$746,718	$749,771	$2,783,154
Administrative service fees	29,123	4,549	6,163	4,870	44,705
Net investment income	10,918	10,998	10,618	12,640	45,174
Other operating revenues	1,153	641	862	1,063	3,719
Total operating revenues	573,752	770,295	764,361	768,344	2,876,752
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(1,202)	(1,660)	(1,627)	(723)	(5,212)
Net realized gains, excluding other-than-temporary impairment losses on securities	7,415	12,267	66	4,405	24,153
Total net realized investment gains (losses)	6,213	10,607	(1,561)	3,682	18,941
Other income, net	1,759	1,083	2,289	1,912	7,043
Total revenues	581,724	781,985	765,089	773,938	2,902,736
Benefits and expenses
Claims incurred	432,430	637,898	634,909	613,478	2,318,715
Operating expenses	127,375	126,824	125,887	138,635	518,721
Total operating costs	559,805	764,722	760,796	752,113	2,837,436
Interest expense	2,182	2,074	1,979	1,934	8,169
Total benefits and expenses	561,987	766,796	762,775	754,047	2,845,605
Income before taxes	19,737	15,189	2,314	19,891	57,131
Income tax expense (benefit)	4,931	(3,712)	(1,850)	5,730	5,099
Net income	14,806	18,901	4,164	14,161	52,032
Less: Net loss attributable to non-controlling interest	30	25	30	4	89
Net income attributable to TSM	$14,836	$18,926	$4,194	$14,165	$52,121
Basic net income per share	$0.56	$0.73	$0.17	$0.57	$2.03
Diluted net income per share	$0.56	$0.73	$0.16	$0.57	$2.02

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

There have been no changes in or disagreements with our independent registered public accounting firm on accounting or financial disclosures.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Triple-S Management Corporation:

We have audited Triple-S Management Corporation and its subsidiaries (the "Company's") internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated March 9, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

San Juan, Puerto Rico
March 9, 2017

Stamp No. E242722
affixed to original.

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

Based on this evaluation, our chief executive officer and chief financial officer have concluded that as of December 31, 2016, which is the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective to a reasonable level of assurance.

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

Management, under the supervision and with the participation of the chief executive officer and chief financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on criteria described in the “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) on May 14, 2013.  Based on that assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external reporting purposes in accordance with GAAP.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting (as such term is defined in the Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from our definitive Proxy Statement for our 2017 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our last fiscal year.

Item 15.	Exhibits and Financial Statements Schedules

Financial Statements and Schedules

Financial Statements	Description

F-1	Reports of Independent Registered Public Accounting Firm

F-2	Consolidated Balance Sheets as of December 31, 2016 and 2015

F-3	Consolidated Statements of Earnings for the years ended December 31, 2016, 2015 and 2014

F-4	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015 and 2014

F-5	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

F-6	Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014

F-7	Notes to Consolidated Financial Statements – December 31, 2016, 2015 and 2014

Financial Statements Schedules	Description

S-1	Schedule II – Condensed Financial Information of the Registrant

S-2	Schedule III – Supplementary Insurance Information

S-3	Schedule IV – Reinsurance

S-4	Schedule V – Valuation and Qualifying Accounts

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

10.21	Employment Contract between Ramón M. Ruiz Comas and TSM (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K filed on November 5, 2012 (File No. 001-33865)).

Exhibits	Description

10.22
Settlement and Release Agreement between Triple-S Management Corporation, Triple-S Salud, Inc., and the Health Insurance Administration of Puerto Rico (incorporated herein by reference to Exhibit 10.22 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33865)).

10.23
Resolution Agreement between Triple-S Management Corporation, Triple-S Salud, Inc., and the Department of Health and Human Services (incorporated herein by reference to Exhibit 10.23 to TSM’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-33865)).

10.24	Employment Contract between Roberto García-Rodríguez and TSM (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K/A filed on January 6, 2016 (File No. 001-33865)).

10.25
Credit Agreement dated December 28, 2016 by and between Triple-S Management Corporation and FirstBank Puerto Rico (incorporated herein by reference to Exhibit 10.1 to TSM’s Current Report on Form 8-K filed on December 30, 2016 (File No. 001-33865)).

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

Triple-S Management Corporation
Registrant

By:	/s/ Roberto García-Rodríguez	Date:	March 9, 2017
Roberto García-Rodríguez
President and Chief Executive Officer

By:	/s/ Juan J. Román-Jiménez	Date:	March 9, 2017
Juan J. Román-Jiménez
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Luis A. Clavell-Rodríguez	Date:	March 9, 2017
Luis A. Clavell-Rodríguez
Director and Chairman of the Board

By:	/s/ Cari M. Domínguez	Date:	March 9, 2017
Cari M. Domínguez
Director and Vice-Chairman of the Board

By:	/s/ David H. Chafey, Jr	Date:	March 9, 2017
David H. Chafey, Jr.
Director

By:	/s/ Jorge L. Fuentes-Benejam	Date:	March 9, 2017
Jorge L. Fuentes-Benejam
Director

By:	/s/ Antonio F. Faría-Soto	Date:	March 9, 2017
Antonio F. Faría-Soto
Director

By:	/s/ Manuel Figueroa-Collazo	Date:	March 9, 2017
Manuel Figueroa-Collazo
Director

By:	/s/ Joseph A. Frick	Date:	March 9, 2017
Joseph A. Frick
Director

By:	/s/ Roberto Santa María-Ros	Date:	March 9, 2017
Roberto Santa María-Ros
Director

Triple-S Management Corporation
Consolidated Financial Statements
December 31, 2016, 2015, and 2014

Page(s)

Reports of Independent Registered Public Accounting Firm	1

Consolidated Financial Statements

Consolidated Balance Sheets	4

Consolidated Statements of Earnings	5

Consolidated Statements of Comprehensive Income	6

Consolidated Statements of Stockholders’ Equity	7

Consolidated Statements of Cash Flows	8

Notes to Consolidated Financial Statements	10–75

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Triple-S Management Corporation

We have audited the accompanying consolidated balance sheets of Triple-S Management Corporation and its subsidiaries (the "Company") as of December 31, 2016 and 2015 and the related consolidated statements of earnings, comprehensive income, stockholders' equity, and cash flows for the two years then ended. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Triple-S Management Corporation and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

San Juan, Puerto Rico
March 9, 2017

Stamp No. E242723
affixed to original.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Triple-S Management Corporation:

In our opinion, the accompanying consolidated statements of earnings, comprehensive income, of stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of Triple-S Management Corporation and its subsidiaries for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedules for the year ended December 31, 2014 listed in the index appearing under Item 15 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements and financial statement schedules are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit.  We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Juan, Puerto Rico
March 17, 2015

CERTIFIED PUBLIC ACCOUNTANTS
(OF PUERTO RICO)
License No. LLP-216 Expires Dec. 1, 2019
Stamp E257041 of the P.R. Society of
Certified Public Accountants has been
affixed to the file copy of this report

Triple-S Management Corporation
Consolidated Balance Sheets
December 31, 2016 and 2015
(dollar amounts in thousands, except share data)

Assets	2016	2015
Investments and cash
Securities available for sale, at fair value:
Fixed maturities (amortized cost of $1,104,303 in 2016 and $1,088,258 in 2015)	$1,151,643	$1,133,645
Equity securities (cost of $240,699 in 2016 and $169,593 in 2015)	270,349	197,071
Securities held to maturity, at amortized cost:
Fixed maturities (fair value of $3,012 in 2016 and $3,124 in 2015)	2,836	2,929
Policy loans	8,564	7,901
Cash and cash equivalents	103,428	197,818
Total investments and cash	1,536,820	1,539,364
Premium and other receivables, net	286,365	282,646
Deferred policy acquisition costs and value of business acquired	194,787	190,648
Property and equipment, net	66,369	73,953
Deferred tax asset	57,768	52,361
Goodwill	25,397	25,397
Other assets	51,493	41,776
Total assets	$2,218,999	$2,206,145
Liabilities and Stockholders’ Equity
Claim liabilities	487,943	491,765
Liability for future policy benefits	321,232	289,530
Unearned premiums	79,310	80,260
Policyholder deposits	179,382	179,287
Liability to Federal Employees’ Health Benefits and Federal Employees' Programs	34,370	26,695
Accounts payable and accrued liabilities	169,449	176,910
Deferred tax liability	18,850	15,070
Long term borrowings	35,085	36,827
Liability for pension benefits	30,892	62,945
Total liabilities	1,356,513	1,359,289

Commitments and contingencies

Stockholders’ equity
Triple-S Management Corporation stockholders' equity
Common stock Class A, $1 par value. Authorized 100,000,000 shares; issued and outstanding 950,968 at December 31, 2016 and 2015	951	951
Common stock Class B, $1 par value. Authorized 100,000,000 shares; issued and outstanding 23,321,163 and 24,047,755 shares at December 31, 2016 and 2015, respectively	23,321	24,048
Additional paid-in capital	65,592	83,438
Retained earnings	730,904	713,466
Accumulated other comprehensive income, net	42,395	25,623
Total Triple-S Management Corporation stockholders' equity	863,163	847,526
Non-controlling interest in consolidated subsidiary	(677)	(670)
Total stockholders' equity	862,486	846,856
Total liabilities and stockholders’ equity	$2,218,999	$2,206,145

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Earnings
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share data)

	2016	2015	2014
Revenues:
Premiums earned, net	$2,890,641	$2,783,154	$2,128,566
Administrative service fees	17,843	44,705	119,302
Net investment income	48,913	45,174	47,540
Other operating revenues	3,461	3,719	4,232
Total operating revenues	2,960,858	2,876,752	2,299,640
Net realized investment gains (losses):
Total other-than-temporary impairment losses on securities	(1,434)	(5,212)	(1,170)
Net realized gains, excluding other-than-temporary impairment losses on securities	18,813	24,153	19,401
Total net realized investment gains on sale of securities	17,379	18,941	18,231

Other income, net	6,569	7,043	2,243
Total revenues	2,984,806	2,902,736	2,320,114
Benefits and expenses:
Claims incurred	2,472,191	2,318,715	1,747,595
Operating expenses	493,894	518,721	497,194
Total operating costs	2,966,085	2,837,436	2,244,789
Interest expense	7,635	8,169	9,274
Total benefits and expenses	2,973,720	2,845,605	2,254,063
Income before taxes	11,086	57,131	66,051
Income tax (benefit) expense	(6,345)	5,099	745
Net income	17,431	52,032	65,306
Less: Net loss attributable to non-controlling interest	7	89	354

Net income attributable to Triple-S Management Corporation	$17,438	$52,121	$65,660
Earnings per share attributable to Triple-S Management Corporation
Basic net income per share	$0.71	$2.03	$2.42
Diluted net income per share	$0.71	$2.02	$2.41

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Comprehensive Income
December 31, 2016, 2015, and 2014
(dollar amounts in thousands)

	2016	2015	2014
Net income	$17,431	$52,032	$65,306
Other comprehensive income (loss), net of tax:
Net unrealized change in fair value of available for sale securities, net of taxes	(107)	(38,989)	35,883
Defined benefit pension plan:
Actuarial gain (loss), net	18,232	16,105	(18,967)
Prior service credit, net	(1,353)	(269)	(269)
Total other comprehensive income (loss), net of tax	16,772	(23,153)	16,647
Comprehensive income	34,203	28,879	81,953
Comprehensive loss attributable to non-controlling interest	7	89	354
Comprehensive income attributable to Triple-S Management Corporation	$34,210	$28,968	$82,307

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Stockholders’ Equity
December 31, 2016, 2015, and 2014
(dollar amounts in thousands)

	Class A Common Stock	Class B Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Triple-S Management Corporation Stockholders’ Equity	Non-controlling Interest in Consolidated Subsidiary	Total Stockholders’ Equity

Balance, December 31, 2013	$2,378	$25,091	$130,098	$595,685	$32,129	$785,381	$(178)	$785,203
Share-based compensation	-	135	2,236	-	-	2,371	-	2,371
Stock issued upon exercise of stock options	-	199	2,686	-	-	2,885	-	2,885
Repurchase and retirement of common stock	-	(771)	(13,615)	-	-	(14,386)	-	(14,386)
Net change in comprehensive income (loss)	-	-	-	65,660	16,647	82,307	(354)	81,953
Balance, December 31, 2014	$2,378	$24,654	$121,405	$661,345	$48,776	$858,558	$(532)	$858,026
Share-based compensation	-	202	8,088	-	-	8,290	-	8,290
Stock issued upon exercise of stock options	-	13	166	-	-	179	-	179
Common stock conversion	(1,427)	1,427	-	-	-	-	-	-
Repurchase and retirement of common stock	-	(2,248)	(46,221)	-	-	(48,469)	-	(48,469)
Non-controlling interest decrease related to retirement of consolidated subsidiary common stock	-	-	-	-	-	-	(49)	(49)
Net change in comprehensive income (loss)	-	-	-	52,121	(23,153)	28,968	(89)	28,879
Balance, December 31, 2015	$951	$24,048	$83,438	$713,466	$25,623	$847,526	$(670)	$846,856
Share-based compensation	-	223	2,576	-	-	2,799	-	2,799
Stock issued upon exercise of stock options	-	4	51	-	-	55	-	55
Repurchase and retirement of common stock	-	(954)	(20,473)	-	-	(21,427)	-	(21,427)
Net change in comprehensive income (loss)	-	-	-	17,438	16,772	34,210	(7)	34,203
Balance, December 31, 2016	$951	$23,321	$65,592	$730,904	$42,395	$863,163	$(677)	$862,486

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows
December 31, 2016, 2015, and 2014
(Dollar amounts in thousands)

	2016	2015	2014
Cash flows from operating activities
Net income	$17,431	$52,032	$65,306
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,120	16,379	24,400
Net amortization of investments	8,671	6,854	6,091
Additions to the allowance for doubtful receivables	1,601	16,121	14,819
Deferred tax benefit	(8,326)	(5,070)	(21,806)
Net realized investment gains on sale of securities	(17,379)	(18,941)	(18,231)
Interest credited to policyholder deposits	3,794	5,690	3,510
Share-based compensation	2,463	8,290	2,371
(Increase) decrease in assets
Premium and other receivables, net	(5,320)	6,399	(45,046)
Deferred policy acquisition costs and value of business acquired	(7,286)	(6,548)	(6,811)
Deferred taxes	(4,799)	3,616	1,954
Other assets	(9,009)	(2,630)	8,630
(Decrease) increase in liabilities
Claim liabilities	(3,822)	101,679	(30,335)
Liability for future policy benefits	31,702	18,146	23,930
Unearned premiums	(950)	(2,396)	(4,706)
Liability to FEHBP	7,675	11,029	7,518
Accounts payable and accrued liabilities	(24,095)	18,444	6,397
Net cash provided by operating activities	6,471	229,094	37,991

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Consolidated Statements of Cash Flows
December 31, 2016, 2015, and 2014
(Dollar amounts in thousands)

	2016	2015	2014
Cash flows from investing activities
Proceeds from investments sold or matured
Securities available for sale
Fixed maturities sold	$400,848	$355,045	$235,282
Fixed maturities matured	56,988	67,615	31,329
Equity securities sold	109,049	100,152	113,942
Securities held to maturity
Fixed maturities matured	1,538	640	4,127
Other investments	-	-	8,925
Acquisition of investments
Securities available for sale
Fixed maturities	(482,252)	(469,198)	(288,507)
Equity securities	(163,119)	(92,844)	(69,101)
Securities held to maturity
Fixed maturities	(1,445)	(624)	(935)
Other investments	(2,493)	(2,427)	(483)
Net disbursements for policy loans	(663)	(641)	(555)
Net capital expenditures	(4,750)	(9,094)	(4,783)
Net cash (used in) provided by investing activities	(86,299)	(51,376)	29,241
Cash flows from financing activities
Repurchase and retirement of common stock	(21,371)	(48,287)	(11,337)
Change in outstanding checks in excess of bank balances	12,250	(1,786)	(4,858)
Repayments of long-term borrowings	(1,742)	(37,640)	(14,835)
Proceeds from policyholder deposits	18,224	16,563	9,551
Surrenders of policyholder deposits	(21,923)	(18,787)	(10,072)
Net cash used in financing activities	(14,562)	(89,937)	(31,551)
Net (decrease) increase in cash and cash equivalents	(94,390)	87,781	35,681
Cash and cash equivalents
Beginning of year	197,818	110,037	74,356
End of year	$103,428	$197,818	$110,037

The accompanying notes are an integral part of these financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

1.	Nature of Business

Triple-S Management Corporation (the Corporation, the Company or TSM) was incorporated under the laws of the Commonwealth of Puerto Rico to engage, among other things, as the holding company of entities primarily involved in the insurance industry.

The Company has the following wholly owned subsidiaries: (1) Triple-S Salud, Inc. (TSS) and Socios Mayores en Salud Holdings, Inc. (from now on referred to as Triple-S Advantage or TSA), managed care organizations that provide health benefits services to subscribers through contracts with hospitals, physicians, dentists, laboratories, and other organizations; (2) Triple-S Vida, Inc. (TSV) and Triple-S Blue, Inc. (TSB) (formerly known as Atlantic Southern Insurance Company (ASICO)), which are engaged in the underwriting of life and accident and health insurance policies and the administration of annuity contracts; and (3)  Triple-S Propiedad, Inc. (TSP), which is engaged in the underwriting of property and casualty insurance policies.  The Company, TSS and TSA are members of the Blue Cross and Blue Shield Association (BCBSA). The Company and the above mentioned subsidiaries are subject directly or indirectly to the regulations of the Commissioner of Insurance of the Commonwealth of Puerto Rico (the Commissioner of Insurance), the General Superintendence of Insurance of Costa Rica, the British Virgin Islands (BVI) Financial Services Commission, and the Anguilla Financial Services Commission

The Company also owns a controlling interest in a health clinic in Puerto Rico, as part of our strategic initiatives.  The clinic is a member of the Mayo Clinic network.

Through our subsidiary TSS, we provide services to participants of the Commonwealth of Puerto Rico Health Insurance Plan (similar to Medicaid) (Medicaid).  In 2011, TSS entered into a contract with an agency of Commonwealth of Puerto Rico (the government of Puerto Rico or the Commonwealth), the Administración de Servicios de Salud de Puerto Rico (ASES), to administer the provision of the physical health component of this program in five service regions in Puerto Rico on an Administrative Service Only (ASO) basis, under which TSS receives a monthly per-member, per-month administrative fee for its services and does not bear the insurance risk of the program.  On July 1, 2013, TSS amended its contract extending the administration of the provision of the physical health component of the Medicaid program for a 12-month period expiring on June 30, 2014. This amendment also transferred the administration of three additional regions to TSS upon completion of a transition period, which ended on October 1, 2013.  On June 30, 2014, the contract was extended for a nine-month period expiring March 31, 2015.  Effective April 1, 2015, the government changed the Medicaid delivery model from an ASO to a risk based model.  Under the risk based delivery model, TSS provides healthcare services to only two service regions.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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

Cash Equivalents
The Company considers all highly liquid debt instruments with maturities of three months or less at the date of acquisition to be cash equivalents.  Cash equivalents of $24,486 and $113,040 at December 31, 2016 and 2015, respectively, consist principally of money market funds and certificates of deposit with original maturities of three months or less.

Investments
Investment in securities at December 31, 2016 and 2015 consists mainly of obligations of government‑sponsored enterprises, U.S. Treasury securities and obligations of U.S. government instrumentalities, obligations of the Commonwealth of Puerto Rico and its instrumentalities, municipal securities, corporate bonds, residential mortgage-backed securities, collateralized mortgage obligations, and equity securities.  The Company classifies its debt and equity securities in one of three categories: trading, available for sale, or held to maturity.  Trading securities are bought and held principally for the purpose of selling them in the near term.  Securities classified as held to maturity are those securities in which the Company has the ability and intent to hold the security until maturity.  All other securities not included in trading or held to maturity are classified as available for sale.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

Revenue Recognition

a.	Managed Care

Subscriber premiums on the managed care business are billed in advance of their respective coverage period and the related revenue is recorded as earned during the coverage period.  Managed care premiums are billed in the month prior to the effective date of the policy with a grace period of up to two months.  If the insured fails to pay, the policy can be cancelled at the end of the grace period at the option of the Company.  Premiums for the Medicaid business are based on a bid contract with ASES and billed in advance of coverage period.  Under the risk-based Medicaid contract, there is an excess profit agreement which stipulates that the profit of TSS for each fiscal year of the contract term shall not exceed two and a half percentage (2.5%) of the fixed amount paid by ASES for each member.  In the event that the profit exceeds this amount, TSS and ASES shall share the excess profit in proportions of fifty percent (50%), subject to the compliance by TSS with certain quality metrics.  ASES retains the right to determine the outcome of the excess profit agreement that is based on audited financial statements of the contracted services submitted annually by TSS and the validation of the Incurred-But-Not-Reported (“IBNR”) reserve by ASES’s actuary.  We estimate the effect of the following arrangements on a monthly basis and reflect the adjustments to premium revenue in current operations.  We report any estimated net amounts due to ASES within accounts payable and accrued liabilities in the consolidated balance sheets. As the contract year progresses and additional information becomes available, any excess profit will be recorded in the operating results of the period in which the information becomes available.

Premiums for the Medicare Advantage (MA) business are based on a bid contract with the Centers for Medicare and Medicaid Services (CMS) and billed in advance of the coverage period.  MA contracts provide for a risk factor to adjust premiums paid for members that represent a higher or lower risk to the Company.  Retroactive rate adjustments are made periodically based on the aggregate health status and risk scores of the Company’s MA membership.  These risk adjustments are evaluated quarterly, based on actuarial estimates.  Actual results could differ from these estimates.  We recognize periodic changes to risk-adjusted premiums as revenue when the amounts are determinable and collections is reasonably assured, which is possible as additional diagnosis code information is reported to CMS, when the ultimate adjustments settlements are received from CMS, or we receive notification of such settlement amounts. The data provided to CMS to determine members’ risk scores is subject to audit by CMS even after the annual settlement occur, which may result in the refund of premiums to CMS. As additional information becomes available, the recorded estimate is revised and reflected in operating results in the period in which it becomes available.

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
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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
December 31, 2016, 2015, and 2014
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

Deferred Policy Acquisition Costs and Value of Business Acquired
Certain direct costs for acquiring successful life and accident and health, and property and casualty insurance segment are deferred by the Company.  Substantially all acquisition costs related to the managed care segment are expensed as incurred.

In the life and accident and health segment deferred acquisition costs consist of commissions and certain expenses related to the production of life, annuity, accident and health, and credit business.  In the event that future premiums, in combination with policyholder reserves and anticipated investment income, could not provide for all future maintenance and settlement expenses, the amount of deferred policy acquisition costs would be reduced to provide for such amount.  The related amortization is provided over the anticipated premium-paying period of the related policies in proportion to the ratio of annual premium revenue to expected total premium revenue to be received over the life of the policies.  Interest is considered in the amortization of deferred policy acquisition cost and value of business acquired.  For these contracts interest is considered at a level rate at the time of issue of each contract, 5.15% for 2016, from 4.50% to 4.90% for 2015 and 4.90% for 2014, and, in the case of the value of business acquired, at the time of any acquisition.

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

Costs deferred on universal life and interest sensitive products are amortized as a level percentage of the present value of anticipated gross profits from investment yields, mortality, expenses and surrender charges.  Estimates used are based on the Company’s experience as adjusted to provide for possible adverse deviations.  These estimates are periodically reviewed and compared with actual experience.  When it is determined that future expected experience differs significantly from that assumed, the estimates are updated for current and future issues which may result in a change or release of deferred policy acquisition costs amortization through the consolidated statement of earnings.

The value assigned to the life insurance in-force at the date of the acquisition is amortized using methods similar to those used to amortize the deferred policy acquisition costs of the life and accident and health segment.

In the property and casualty segment, acquisition costs consist of commissions incurred during the production of business and are deferred and amortized ratably over the terms of the policies.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
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

Asset Category	Estimated Useful Life

Buildings	20 to 50 years
Building improvements	3 to 5 years
Leasehold improvements	Shorter of estimated useful
Office furniture	life or lease term 5 years
Computer software	3 to 10 years
Computer equipment, equipment, and automobiles	3 years

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

During 2014, the Company identified events that indicated that the carrying amount of the intangible assets purchased as part of the health clinic acquisition may not be recoverable.  As such, the Company performed an impairment analysis on those intangible assets and based on the results of the test, an impairment charge of $2,221 was recorded caused by the carrying value being greater than its fair value.  After the impairment charge, which is included within the consolidated operating expenses, there is no remaining carrying value of the acquired intangible assets as of December 31, 2014 related to the health clinic acquisition.  During 2016 and 2015, impairment tests on the remaining intangible assets were performed and based on the results of the tests no impairment was recorded.

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
December 31, 2016, 2015, and 2014
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

Claim liabilities include unpaid claims and loss-adjustment expenses of the life and accident and health segment based on a case-basis estimate for reported claims, and on estimates, based on experience, for unreported claims and loss-adjustment expenses.  The liability for policy and contract claims and claims expenses has been established to cover the estimated net cost of insured claims.

Also included within the claim liabilities is the liability for losses and loss-adjustment expenses for the property and casualty segment which represents individual case estimates for reported claims and estimates for unreported losses, net of any salvage and subrogation based on past experience modified for current trends and estimates of expenses for investigating and settling claims.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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

Future Policy Benefits
The liability for future policy benefits has been computed using the level‑premium method based on estimated future investment yield, mortality, morbidity and withdrawal experience.  The assumptions are established at the time the policy is issued and are generally not changed during the life of the policy.  The Company periodically reviews the adequacy of reserves for these policies on an aggregate basis using actual experience. If actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. The interest rate assumption ranges between 3.90% and 5.75% for all years in issue.

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

Policyholder Deposits
Amounts received for annuity contracts are considered deposits and recorded as a liability along with the accrued interest and reduced for charges and withdrawals.  Interest incurred on such deposits, which amounted to $3,182, $3,379, and $3,510, during the years ended December 31, 2016, 2015, and 2014, respectively, is included within the interest expense in the accompanying consolidated statements of earnings.

Policyholder account balances for universal life and interest sensitive products are equal to policy account values. The policy account primarily comprises cumulative deposits received and interest credited to the policyholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses.  Interest rates credited to policyholder account balances during 2016 range from 1.25% to 4.5%, and during 2015 range from 2.0% to 4.5% for universal life and interest sensitive products.  The universal life and interest sensitive products represented $69,445 and $62,840 of the policyholder deposits balance on the consolidated balance sheets as of December 31, 2016 and 2015, respectively.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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

Health Insurance Providers Fee
The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (ACA) mandates an annual Health Insurance Providers Fee (HIP Fee).  The annual HIP Fee, which was effective January 1, 2014, becomes payable to the U.S. Treasury once the entity provides health insurance for any U.S. health risk each applicable calendar year.  The initial estimated annual fee is accrued as of January 1, with a corresponding deferred cost that is amortized over 12 months on a straight line basis. The fee payment is due on September 30 of each year. The Company incurred approximately $44,100, $34,500 and $27,700 of such fees in 2016, 2015 and 2014, respectively, which are presented within the consolidated operating expenses.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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

Recently Issued Accounting Standards
On January 5, 2016, the FASB issued guidance to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information.  Among the many targeted improvements to U.S. GAAP are (1) requiring equity investments, except those accounted for under the equity method of accounting or those that result in consolidation of the investee, to be measured at fair value with changes in fair value recognized in net income; (2) simplifying the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (3) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; and (4) clarifying that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets.  This guidance applies to all entities that hold financial assets or owe financial liabilities. For public companies, these amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  We are currently evaluating the impact, if any, the adoption of this guidance may have on the Company's consolidated financial statements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

On February 25, 2016, the FASB issued guidance to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and by disclosing key information about leasing arrangements.  This guidance sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees. It requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The guidance requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. Companies are required to adopt the new guidance using a modified retrospective approach for annual and interim periods beginning after December 31, 2018.  We are currently evaluating the impact, if any, the adoption of this guidance may have on the Company's consolidated financial statements.

On March 30, 2016, the FASB issued guidance to reduce complexity in accounting standards.  The areas for simplification involve several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures; (4) minimum statutory tax withholding requirements, (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes:, (6) the practical expedient for estimating the expected term, and (7) intrinsic value.  The guidance related to when excess tax benefits are recognized will be adopted through a modified retrospective approach by means of a cumulative-effect adjustment to equity as of January 1, 2017.  The provisions related to the recognition of excess tax benefits in the income statements and classification in the statement of cash flows will be adopted prospectively.  For public companies, these amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  We are currently evaluating the impact the adoption of this guidance may have on the Company's consolidated financial statements.

On May 9, 2016, the FASB issued guidance which affects only the narrow aspects of guidance related to revenue from contracts with customers that include: (1) clarification of the collectibility criterion and the addition of a new criterion to clarify when revenue would be recognized for a contract that fails to meet the criteria in step 1 of the core principle of the guidance (i.e., identifying the contracts with a customer); (2) presentation of sales taxes and similar taxes collected from customers; (3) non-cash consideration; (4) contract modifications at transition; (5) completed contracts at transition; and (6) clarification that an entity that retrospectively applies in the guidance to each prior reporting period is not required to disclose the effect of the accounting change for the period of adoption, but is still required to disclose the effect of the changes on any prior periods retrospectively adjusted. For public companies, these amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  As the majority of the Company’s revenues are not subject to the new guidance, the adoption of this guidance should not have a material impact on the Company’s consolidated financial position, result of operations, equity or cash flows. We are currently evaluating the impact the adoption of this guidance may have on the Company's consolidated financial statements.

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
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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

On December 14, 2016, the FASB issued guidance that amended the Master Glossary of the Accounting Standards Codification (ASC), including simplification and minor improvements to Codification topics and subtopics regarding insurance and troubled debt restructuring that result in numerous editorial changes to the Codification, but are not expected to affect current accounting practice or result in any significant costs.  However, there are six amendments that clarify guidance or correct references in the Codification, and could potentially result in changes in current practice because of either misapplication or misunderstanding of current guidance, including amendments to (1) Property, Plant, and Equipment—Real Estate Sales; (2) Fair Value Measurement; (3) Transfers and Servicing —Sales of Financial Assets; (4) Liabilities—Obligations Resulting from Joint and Several Liability Arrangements; (5) Transfers and Servicing—Servicing Assets and Liabilities; and (6) Intangibles—Goodwill and Other— Internal-Use Software.  The transition guidance for the first five amendments must be applied prospectively because they could potentially involve the use of hindsight that includes fair value measurements.  Other than as indicated above, the amendments in this guidance are effective upon issuance for both public entities and nonpublic entities.  The Company adopted this guidance upon issuance with no impact on our financial position and results of operations.

Other than the accounting pronouncements disclosed above, there were no other new accounting pronouncements issued that could have a material impact in the Company’s financial position, operating results or financials statement disclosures.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

3.	Investment in Securities

The amortized cost for debt securities and cost for equity securities, gross unrealized gains, gross unrealized losses, and estimated fair value for available-for-sale and held-to-maturity securities by major security type and class of security at December 31, 2016 and 2015, were as follows:

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$41,442	$87	$(15)	$41,514
U.S. Treasury securities and obligations of U.S. government instrumentalities	85,652	157	(9)	85,800
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	17,930	2,189	(68)	20,051
Municipal securities	650,175	34,187	(559)	683,803
Corporate bonds	263,351	12,182	(661)	274,872
Residential mortgage-backed securities	684	34	-	718
Collateralized mortgage obligations	45,069	58	(242)	44,885
Total fixed maturities	1,104,303	48,894	(1,554)	1,151,643
Equity securities-Mutual funds	240,699	30,101	(451)	270,349
Total	$1,345,002	$78,995	$(2,005)	$1,421,992

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$115,965	$301	$(26)	$116,240
U.S. Treasury securities and obligations of U.S. government instrumentalities	163,322	234	(286)	163,270
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	25,302	317	-	25,619
Municipal securities	612,225	35,418	(197)	647,446
Corporate bonds	148,198	9,782	(572)	157,408
Residential mortgage-backed securities	883	54	-	937
Collateralized mortgage obligations	22,363	368	(6)	22,725
Total fixed maturities	1,088,258	46,474	(1,087)	1,133,645
Equity securities-Mutual funds	169,593	27,851	(373)	197,071
Total	$1,257,851	$74,325	$(1,460)	$1,330,716

	2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalties	$619	$158	$-	$777
Residential mortgage-backed securities	191	18	-	209
Certificates of deposits	2,026	-	-	2,026
	$2,836	$176	$-	$3,012

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

	2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

Securities held to maturity
U.S. Treasury securities and obligations of U.S. government instrumentalties	$620	$178	$-	$798
Residential mortgage-backed securities	191	17	-	208
Certificates of deposits	2,118	-	-	2,118
	$2,929	$195	$-	$3,124

Gross unrealized losses on investment securities and the estimated fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2016 and 2015 were as follows:

	2016
	Less than 12 months			12 months or longer			Total
	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities	Estimated Fair Value	Gross Unrealized Loss	Number of Securities

Securites available for sale
Fixed maturities
Obligations of government-sponsored enterprises	$9,483	$(15)	1	$-	$-	-	$9,483	$(15)	1
U.S. Treasury securities and obligations of U.S. governmental instrumentalities	12,937	(9)	1	-	-	-	12,937	(9)	1
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	7,758	(68)	5	-	-	-	7,758	(68)	5
Municipal securities	84,252	(559)	13	-	-	-	84,252	(559)	13
Corporate bonds	105,054	(661)	22	-	-	-	105,054	(661)	22
Collateralized mortgage obligations	32,120	(239)	8	784	(3)	1	32,904	(242)	9
Total fixed maturities	251,604	(1,551)	50	784	(3)	1	252,388	(1,554)	51
Equity securities-Mutual funds	22,615	(451)	4	-	-	-	22,615	(451)	4
Total for securities available for sale	$274,219	$(2,002)	54	$784	$(3)	1	$275,003	$(2,005)	55

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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
December 31, 2016, 2015, and 2014
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
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

Mutual Funds:  As of December 31, 2016, investments in mutual funds with unrealized losses are not considered other-than-temporarily impaired based on market conditions and the length of time the funds have been in a loss position.  During the years ended December 31, 2016 and 2015, positions with a total fair market value of $11,582 and $13,189 were impaired by $1,434 and $945, respectively.  There were no impairment on mutual funds during the year 2014.

Obligations of the Commonwealth of Puerto Rico and its Instrumentalities: Our holdings in Puerto Rico municipals can be divided in (1) escrowed bonds with a fair value of $7,758 and a gross unrealized loss of $68, and (2) bonds issued by the Puerto Rico Sales Tax Financing Corporation (Cofina) with a fair value of $12,293 and a gross unrealized gain of $2,189.

As of December 31, 2016, investments in escrowed bonds are not considered other-than-temporarily impaired based on the length of time the funds have been in a loss position, the decline in estimated fair value is principally attributable to changes in interest rates, and the fact that these bonds are backed by US Government securities, and therefore have an implicit AA+/Aaa rating.

Besides holdings in escrowed bonds, our exposure is in senior liens bonds issued by Cofina, which were not impaired during the year ended December 31, 2016.  During the years ended December 31, 2015 and 2014, impairments on Cofina bonds amounted to $4,267 and $1,170, respectively.

Maturities of investment securities classified as available for sale and held to maturity at December 31, 2016 were as follows:

	Amortized Cost	Estimated Fair Value

Securities available for sale
Due in one year or less	$11,010	$11,116
Due after one year through five years	343,904	347,140
Due after five years through ten years	144,748	152,225
Due after ten years	558,888	595,559
Residential mortgage-backed securities	684	718
Collateralized mortgage obligations	45,069	44,885
	$1,104,303	$1,151,643
Securities held to maturity
Due in one year or less	$2,026	$2,026
Due after ten years	619	777
Residential mortgage-backed securities	191	209
	$2,836	$3,012

Expected maturities may differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

Investments with an amortized cost of $5,358 and $5,136 (fair value of $5,788 and $5,276) at December 31, 2016 and 2015, respectively, were deposited with the Commissioner of Insurance to comply with the deposit requirements of the Insurance Code of the Commonwealth of Puerto Rico (the Insurance Code).

Information regarding realized and unrealized gains and losses from investments for the years ended December 31, 2016, 2015, and 2014 is as follows:

	2016	2015	2014

Realized gains (losses)
Fixed maturity securities
Securities available for sale
Gross gains from sales	$3,086	$8,208	$5,118
Gross losses from sales	(2,744)	(646)	(5,884)
Gross losses from other-than-temporary impairments	-	(4,267)	(1,170)
Total fixed maturity securities	342	3,295	(1,936)
Equity securities
Securities available for sale
Gross gains from sales	19,674	17,903	20,848
Gross losses from sales	(1,203)	(1,312)	(2,106)
Gross losses from other-than-temporary impairments	(1,434)	(945)	-
Total equity securities	17,037	15,646	18,742
Net realized gains on securities available for sale	17,379	18,941	16,806
Gross gain from other investment	-	-	1,425
Net realized gains on securities	$17,379	$18,941	$18,231

The other-than-temporary impairments on fixed maturity securities are attributable to credit losses.

	2016	2015	2014

Changes in unrealized gains (losses)
Recognized in accumulated other comprehensive income (loss)
Fixed maturities – available for sale	1,953	(25,227)	46,220
Equity securities – available for sale	2,172	(19,479)	(5,620)
	$4,125	$(44,706)	$40,600
Not recognized in the consolidated financial statements
Fixed maturities – held to maturity	$(19)	$(24)	$49

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

The deferred tax asset (liability) on unrealized gains (losses) change recognized in accumulated other comprehensive income during the years 2016, 2015, and 2014 was $(1,085), $5,717, and $(4,717), respectively.

As of December 31, 2016 and 2015 no individual investment in securities exceeded 10% of stockholders’ equity.

4.	Net Investment Income

Interest and/or dividend income from:

	Years ended December 31
	2016	2015	2014

Fixed maturities	$37,139	$36,256	$38,559
Equity securities	9,666	7,146	7,660
Policy loans	619	557	545
Cash equivalents and interest-bearing deposits	257	143	117
Other	1,232	1,072	659
Total	$48,913	$45,174	$47,540

5.	Premium and Other Receivables, Net

Premium and other receivables, net as of December 31 were as follows:

	2016	2015

Premium	$91,528	$92,600
Self-funded group receivables	57,728	73,552
FEHBP	14,321	13,859
Agent balances	25,495	25,424
Accrued interest	13,668	12,624
Reinsurance recoverable	58,295	48,506
Other	62,637	53,325
	323,672	319,890
Less allowance for doubtful receivables:
Premium	27,320	28,944
Other	9,987	8,300
	37,307	37,244
Premium and other receivables, net	$286,365	$282,646

As of December 31, 2016 and 2015, the Company had premiums and other receivables of $57,750 and $78,230, respectively, from the Government of Puerto Rico, including its agencies, municipalities and public corporations. The related allowance for doubtful receivables as of December 31, 2016 and 2015 were $18,812 and $19,133, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

6.	Deferred Policy Acquisition Costs and Value of Business Acquired

The movement of deferred policy acquisition costs (DPAC) and value of business acquired (VOBA) for the years ended December 31, 2016, 2015, and 2014 is summarized as follows:

	DPAC	VOBA	Total

Balance, December 31, 2013	$140,928	$36,361	$177,289
Additions	48,723	-	48,723
VOBA interest at an average rate of 5.17%	-	1,726	1,726
Amortization	(37,895)	(5,743)	(43,638)
Net change	10,828	(4,017)	6,811
Balance, December 31, 2014	151,756	32,344	184,100

Additions	48,599	-	48,599
VOBA interest at an average rate of 5.15%	-	1,543	1,543
Amortization	(38,624)	(4,970)	(43,594)
Net change	9,975	(3,427)	6,548
Balance, December 31, 2015	161,731	28,917	190,648

Additions	47,742	-	47,742
VOBA interest at an average rate of 5.15%	-	1,381	1,381
Amortization	(40,848)	(4,136)	(44,984)
Net change	6,894	(2,755)	4,139
Balance, December 31, 2016	$168,625	$26,162	$194,787

A portion of the amortization of the DPAC and VOBA is recorded as an amortization expense and included within the operating expenses in the accompanying consolidated statement of earnings.  The remaining portion of the DPAC and VOBA amortization includes the unrealized investment gains and losses that would have been amortized if such gains and losses had been realized, which for the year ended December 31, 2016 amounted to $3,147 and is included within the unrealized gains on securities component of other comprehensive income.

The estimated amount of the year-end VOBA balance expected to be amortized during the next five years is as follows:

Year ending December 31:
2017	$3,582
2018	2,597
2019	2,279
2020	2,009
2021	2,075

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

7.	Property and Equipment, Net

Property and equipment, net as of December 31 are composed of the following:

	2016	2015

Land	$10,976	$10,976
Buildings and leasehold improvements	64,828	63,967
Office furniture and equipment	24,234	22,869
Computer equipment and software	114,749	113,223
Automobiles	593	494
	215,380	211,529
Less accumulated depreciation and amortization	149,011	137,576
Property and equipment, net	$66,369	$73,953

8.	Goodwill

Certain business combination transactions have resulted in goodwill, which represents the excess of the acquisition cost over the fair value of net assets acquired, and is assigned to reporting units.  Goodwill recorded as of December 31, 2016 and 2015 was $25,397 which is mostly attributable to the Medicare Advantage reporting unit within the Managed Care segment.

As required by accounting guidance, the 2016 and 2015 annual goodwill impairment tests were performed and based on the results of the tests, no impairment charge was required.  If the Company does not achieve its earnings objectives or the cost of capital raises significantly, the assumptions and estimates underlying these impairment tests could be adversely affected and result in future impairment charges that would negatively impact its operating results.  Cumulative goodwill impairment charges were $2,369 as of December 31, 2016 and 2015.  All cumulative goodwill impairment is related to the health clinic reporting unit.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

The following table summarizes fair value measurements by level at December 31, 2016 and 2015 for assets measured at fair value on a recurring basis:

	2016
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$41,514	$-	$41,514
U.S. Treasury securities and obligations of U.S. government instrumentalities	85,800	-	-	85,800
Obligations of the Commonwealth of Puerto Rico and its instrumentalities	-	20,051	-	20,051
Municipal securities	-	683,803	-	683,803
Corporate Bonds	-	274,872	-	274,872
Residential agency mortgage-backed securities	-	718	-	718
Collaterized mortgage obligations	-	44,885	-	44,885
Total fixed maturities	85,800	1,065,843	-	1,151,643

Equity securities - Mutual funds	166,595	76,222	27,532	270,349
	$252,395	$1,142,065	$27,532	$1,421,992

	2015
	Level 1	Level 2	Level 3	Total

Securities available for sale
Fixed maturity securities
Obligations of government-sponsored enterprises	$-	$116,240	$-	$116,240
U.S. Treasury securities and obligations of U.S. government instrumentalities	163,270	-	-	163,270
Obligations of the Commonwealth of
Puerto Rico and its instrumentalities	-	25,619	-	25,619
Municipal securities	-	647,446	-	647,446
Corporate Bonds	-	157,408	-	157,408
Residential agency mortgage-backed securities	-	937	-	937
Collaterized mortgage obligations	-	22,725	-	22,725
Total fixed maturities	163,270	970,375	-	1,133,645

Equity securities - Mutual funds	167,082	22,031	7,958	197,071
	$330,352	$992,406	$7,958	$1,330,716

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
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

Transfers into or out of the Level 3 category occur when unobservable inputs, such as the Company’s best estimate of what a market participant would use to determine a current transaction price, become more or less significant to the fair value measurement.  Transfers between levels, if any, are recorded as of the actual date of the event or change in circumstance that caused the transfer.  There were no transfers between Levels 1 and 2 during the years ended December 31, 2016 and 2015.

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2016	2015	2014
Balance as of January 1,	$7,958	$13,349	$17,910
Realized gains	324	1,538	2,552
Unrealized in other accumulated comprehensive income	(1,458)	(4,207)	(2,937)
Purchases	23,991	1,207	501
Sales	-	-	-
Capital Distributions	(3,283)	(3,929)	(4,677)
Balance as of December 31,	$27,532	$7,958	$13,349

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
December 31, 2016, 2015, and 2014
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
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

A summary of the carrying value and fair value by level of financial instruments not recorded at fair value on our consolidated balance sheets at December 31, 2016 and 2015 are as follows:

	2016
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$8,564	$-	$8,564	$-	$8,564

Liabilities:
Policyholder deposits	$179,382	$-	$179,382	$-	$179,382
Long-term borrowings:
Loans payable to bank - variable	11,187	-	11,187	-	11,187
6.6% senior unsecured notes payable	24,000	-	24,000	-	24,000
Total long-term borrowings	35,187	-	35,187	-	35,187
Total liabilities	$214,569	$-	$214,569	$-	$214,569

	2015
	Carrying	Fair Value
	Value	Level 1	Level 2	Level 3	Total
Assets:
Policy loans	$7,901	$-	$7,901	$-	$7,901

Liabilities:
Policyholder deposits	$179,287	$-	$179,287	$-	$179,287
Long-term borrowings:
Loans payable to bank - variable	12,827	-	12,827	-	12,827
6.6% senior unsecured notes payable	24,000	-	19,920	-	19,920
Total long-term borrowings	36,827	-	32,747	-	32,747
Total liabilities	$216,114	$-	$212,034	$-	$212,034

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

10.	Claim Liabilities and Claim Adjustment Expenses

A reconciliation of the beginning and ending balances of claim liabilities in 2016, 2015 and 2014 is as follows:

	2016
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of year	$348,297	$143,468	$491,765
Reinsurance recoverable on claim liabilities	-	(40,714)	(40,714)
Net claim liabilities at beginning of year	348,297	102,754	451,051
Claims incurred
Current period insured events	2,356,594	103,049	2,459,643
Prior period insured events	(9,047)	(7,157)	(16,204)
Total	2,347,547	95,892	2,443,439
Payments of losses and loss-adjustment
expenses
Current period insured events	2,083,552	58,091	2,141,643
Prior period insured events	263,245	40,657	303,902
Total	2,346,797	98,748	2,445,545
Net claim liabilities at end of year	349,047	99,898	448,945
Reinsurance recoverable on claim liabilities	-	38,998	38,998
Claim liabilities at end of year	$349,047	$138,896	$487,943

	2015
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of year	$249,330	$140,756	$390,086
Reinsurance recoverable on claim liabilities	-	(40,635)	(40,635)
Net claim liabilities at beginning of year	249,330	100,121	349,451
Claims incurred
Current period insured events	2,216,330	98,279	2,314,609
Prior period insured events	(19,637)	(1,211)	(20,848)
Total	2,196,693	97,068	2,293,761
Payments of losses and loss-adjustment
expenses
Current period insured events	1,868,607	52,369	1,920,976
Prior period insured events	229,119	42,066	271,185
Total	2,097,726	94,435	2,192,161
Net claim liabilities at end of year	348,297	102,754	451,051
Reinsurance recoverable on claim liabilities	-	40,714	40,714
Claim liabilities at end of year	$348,297	$143,468	$491,765

	2014
	Managed Care	Other Business Segments *	Consolidated

Claim liabilities at beginning of year	$283,615	$136,806	$420,421
Reinsurance recoverable on claim liabilities	-	(37,557)	(37,557)
Net claim liabilities at beginning of year	283,615	99,249	382,864
Claims incurred
Current period insured events	1,665,255	95,944	1,761,199
Prior period insured events	(36,160)	(1,251)	(37,411)
Total	1,629,095	94,693	1,723,788
Payments of losses and loss-adjustment
expenses
Current period insured events	1,449,224	50,422	1,499,646
Prior period insured events	214,156	43,399	257,555
Total	1,663,380	93,821	1,757,201
Net claim liabilities at end of year	249,330	100,121	349,451
Reinsurance recoverable on claim liabilities	-	40,635	40,635
Claim liabilities at end of year	$249,330	$140,756	$390,086

*	Other Business Segments include the Life Insurance and Property and Casualty segments, as well as intersegment eliminations.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

As a result of differences between actual amounts and estimates of insured events in prior years, the amounts included as claims incurred for prior period insured events differ from anticipated claims incurred.

The favorable developments in the claims incurred and loss-adjustment expenses for prior period insured events for 2016, 2015 and 2014 are due primarily to better than expected utilization trends mostly in the Managed Care segment.  Reinsurance recoverable on unpaid claims is reported as premium and other receivables, net in the accompanying consolidated financial statements.

The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $28,752, $24,954, and $23,807 that is included within the consolidated claims incurred during the years ended December 31, 2016, 2015 and 2014, respectively.

The following is information about incurred and paid claims development, net of reinsurance, as of December 31, 2016, as well as cumulative claim frequency.  Additional information presented includes total incurred- but- not- reported liabilities plus expected development on reported claims is included within the net incurred claims amounts.

The information about incurred and paid claims development for the year ended December 31, 2015 and previous years are presented as supplementary information and unaudited where indicated.

Managed Care

The Company estimates its liabilities for unpaid claims following a detailed actuarial process that entails using both historical claim payment patterns as well as emerging medical cost trends to project a best estimate of claim liabilities. This process includes comparing the historical claims incurred dates to the actual dates on claims payment.  Completion factors are applied to claims paid through the financial statements date to estimate the claim expense incurred for the current period.  The liability for claim adjustment expenses consists of adjustments made by our actuaries based on their knowledge and their estimate of emerging impacts to benefit costs and payment speed.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance			As of December 31, 2016

	Incurred amount			(in thousands)
Incurred Year	(unaudited) 2015	2016	Total of IBNR Liabilities Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
2015	$2,216,330	2,207,283	75,431	17,830
2016		2,356,592	273,040	16,633
	Total	$4,563,875

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance

Incurred Year	(unaudited) 2015	2016
2015	$1,868,607	2,131,852
2016		2,083,552
	Total	$4,215,404
All outstanding liabilities before 2015, net of reinsurance		576
Liabilities for claims and claim adjustment expenses, net of reinsurance		$349,047

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

Property and Casualty

Claims liability for property and casualty represents individual case estimates for reported claims and estimates for unreported losses, net of any salvage and subrogation based on past experience modified for current trends and estimates of expense for investigating and setting claims.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											As of December 31, 2016
Incurred Year	Incurred amount										Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of reported claims
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
2007	$51,531	$49,555	$47,673	$45,836	$45,380	$45,654	$45,534	$45,534	$45,515	$45,604	$27	15,762
2008		49,095	48,812	46,443	45,941	45,541	47,658	45,909	45,535	45,571	142	16,089
2009			51,778	51,760	50,848	51,298	51,564	51,315	51,485	51,293	177	18,013
2010				54,226	54,090	55,266	56,400	57,115	57,386	57,242	482	20,918
2011					51,315	50,287	51,105	50,776	51,895	52,099	656	20,222
2012						49,040	49,856	48,900	49,817	48,945	1,565	22,366
2013							52,343	51,030	49,606	49,168	2,274	22,045
2014								48,430	45,410	43,707	3,377	20,085
2015									45,067	40,175	6,160	18,912
2016										48,127	16,806	19,897
									Total	$481,931

Cumulative Paid claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
Incurred Year
	(unaudited) 2007	(unaudited) 2008	(unaudited) 2009	(unaudited) 2010	(unaudited) 2011	(unaudited) 2012	(unaudited) 2013	(unaudited) 2014	(unaudited) 2015	2016
2007	$20,912	$31,298	$36,287	$39,477	$41,918	$43,203	$44,007	$44,470	$44,835	$45,133
2008		23,715	32,834	37,420	40,332	41,847	43,787	44,426	44,703	44,867
2009			23,843	35,327	41,810	45,838	48,637	49,709	50,196	50,371
2010				27,118	38,964	45,409	49,808	52,890	54,027	54,996
2011					24,534	34,835	41,606	44,996	47,908	49,598
2012						22,677	33,620	40,406	43,663	45,607
2013							21,376	33,249	38,979	42,840
2014								18,752	28,657	33,809
2015									17,063	24,935
2016										20,099

										$412,255
					All Outstanding liabilities before 2007, net of reinsurance					1,415
					Liabilities for claims and claims adjustment expenses, net of reinsurance					$71,091

At December 31, 2016 the amounts of unpaid claims and claim adjustment expenses in the accompanying financial statements are $481,931 and $412,255, respectively.

The following table includes the annual percentage payout of incurred claims by age, net of reinsurance, for property and casualty segment as supplementary information as of December 31, 2016:

	(unaudited) 2007	(unaudited) 2008	(unaudited) 2009	(unaudited) 2010	(unaudited) 2011	(unaudited) 2012	(unaudited) 2013	(unaudited) 2014	(unaudited) 2015	(unaudited) 2016
Average	45.6%	21.6%	11.9%	7.1%	4.8%	2.9%	1.5%	0.7%	0.6%	0.7%

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

The reconciliation of the net incurred and paid claims development tables, by segment, to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

As of December 31, 2016

Net outstanding liabilities
Managed Care	$349,047
Property and Casualty	71,091
Other short-duration insurance lines	102
Liabilities for unpaid claims and claim adjustment expenses, net of reinsurance	420,240

Reinsurance recoverable on unpaid claims - Property and Casualty	25,885

Insurance lines other than short-duration	42,757
Intersegment Elimination	(939)
Total gross liability for unpaid claims and claim adjustment expense	$487,943

11.	Federal Employees’ Health Benefits (FEHBP) and Federal Employees’ (FEP) Programs

FEHBP

In prior years, TSS entered into a contract, renewable annually, with the Office of Personnel Management (OPM) as authorized by the Federal Employees’ Health Benefits Act of 1959, as amended, to provide health benefits under the FEHBP.  The FEHBP covers postal and federal employees residing in the Commonwealth of Puerto Rico and the United States Virgin Islands as well as retirees and eligible dependents.  The FEHBP is financed through a negotiated contribution made by the federal government and employees’ payroll deductions.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

The contract with OPM allows for the payment to the Company of service fees as negotiated between TSS and OPM.

The Company also has funds available related to the FEHBP amounting to $50,789 and $42,572 as of December 31, 2016 and 2015, respectively and are included within the cash and cash equivalents in the accompanying consolidated balance sheets.  Such funds are used to cover health benefits charges, administrative expenses and service charges required by the FEHBP.

A contingency reserve is maintained by the OPM at the U.S. Treasury, and is available to the Company under certain conditions as specified in government regulations.  Accordingly, such reserve is not reflected in the consolidated balance sheets.  The balance of such reserve as of December 31, 2016 and 2015 was $26,180 and $28,417, respectively.  The Company received $6,687, $4,763, and $12,766, of payments made from the contingency reserve fund of OPM during 2016, 2015, and 2014, respectively.

The claim payments and operating expenses charged to the FEHBP are subject to audit by the U.S. government.  Management is of the opinion that an adjustment, if any, resulting from such audits will not have a significant effect on the accompanying financial statements.  The claim payments and operating expenses reimbursed in connection with the FEHBP have been audited through 2011 by OPM.

FEP

In prior years, TSS entered into a contract with the BCBSA as per Contract No. C.S. 1039 with OPM to provide health benefits under one Government-wide Service Benefit Plan as contemplated in Title 5, Chapter 89, United States Code. The FEP covers employees and annuitants residing in the Commonwealth of Puerto Rico and the United States Virgin Islands as well as eligible dependents. The FEP is financed through a negotiated contribution made by the federal government and employees’ payroll deductions.  The accounting methodology and operations of the FEP are similar to those of the FEHBP as described before.

The Company also has funds overdraft related to the FEP amounting to $1,812 at December 31, 2016 and are included within the cash and cash equivalents in the accompanying balance sheets.

The claims payments and operating expenses charged to the FEP are subject to audit by the BCBSA. Management is of the opinion that the adjustments, if any, resulting from such audits will not have a significant effect in the accompanying financial statements. Operating expenses reimbursed in connection with the FEP have been audited through 2015 by BCBSA.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

12.	Long-Term Borrowings

A summary of the borrowings entered by the Company as of December 31 is as follows:

	2016	2015

Senior unsecured notes payable of $60,000 issued on
December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$24,000	$24,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.23% at December 31, 2015.)	-	12,827
Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.77% at December 31, 2016.)	11,187	-

Total borrowings	35,187	36,827

Less unamortized debt issuance costs	102	-

	$35,085	$36,827

Aggregate maturities of the Company’s borrowings as of December 31, 2016 are summarized as follows:

Year ending December 31
2017	1,640
2018	1,640
2019	1,640
2020	25,640
2021	1,640
Thereafter	2,987
$35,187

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company.  The Company’s senior unsecured notes contain certain non-financial covenants with which the Company has complied at December 31, 2016.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

On December 28, 2016, TSM entered into a $35,500 credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11,187, (ii) Term Loan B in the principal amount of $20,150 and (iii) Term Loan C in the principal amount of $4,116. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance the previous $41,000 secured loan payable with the same commercial bank in Puerto Rico.  Proceeds from Term Loans B and C were received on January 11, 2017 and were used to prepay the outstanding principal amount plus accrued interest of the 6.6% Senior Unsecured Notes due January 2021 ($24,000), and fund a portion of a debt service reserve for the Loan (approximately $200).  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (1) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C.  Interest shall be payable commencing on January 1, 2017, in the case of Term Loan A, and on February 1, 2017, in the case of Term Loan B and Term Loan C.  The Credit Agreement includes certain financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business.  The Company was in compliance with all these covenants as of December 31, 2016.

The credit agreement is guaranteed by a first mortgage held by the bank on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the loan under a continuing general security agreement.  This credit agreement contains certain non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.

The Company may, at its option, upon notice, as specified in the credit agreement, redeem and prepay prior to maturity, all or any part of the Loan and from time to time upon the payment of a penalty fee of 3% during the first year, 2% during the second year and 1% during the third year, and thereafter, at par, as specified in the credit agreement, together with accrued and unpaid interest, if any, to the date of redemption specified by the Company.

Interest expense on the above borrowings amounted to $1,763, $2,435, and $3,639, for the years ended December 31, 2016, 2015, and 2014, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

13.	Reinsurance Activity

The effect of reinsurance on premiums earned and claims incurred is as follows:

	Premiums Earned			Claims Incurred(1)
	2016	2015	2014	2016	2015	2014

Gross	$2,949,673	$2,847,288	$2,199,351	$2,458,447	$2,313,191	$1,748,972
Ceded	(59,032)	(64,134)	(70,785)	(15,008)	(19,430)	(25,184)
Net	$2,890,641	$2,783,154	$2,128,566	$2,443,439	$2,293,761	$1,723,788

(1)
The claims incurred disclosed in this table exclude the portion of the change in the liability for future policy benefits amounting to $28,752, $24,954, and $23,806 that is included within the consolidated claims incurred during the years ended December 31, 2016, 2015 and 2014, respectively.

TSS, TSP and TSV, in accordance with general industry practices, annually purchase reinsurance to protect them from the impact of large unforeseen losses and prevent sudden and unpredictable changes in net income and stockholders’ equity of the Company.  Reinsurance contracts do not relieve any of the subsidiaries from their obligations to policyholders.  In the event that all or any of the reinsuring companies might be unable to meet their obligations under existing reinsurance agreements, the subsidiaries would be liable for such defaulted amounts.  During 2016, 2015, and 2014 TSP placed 13.16%, 14.06%, and 13.26% of its reinsurance business with one reinsurance company.

TSS has excess of loss reinsurance treaties whereby it cedes a portion of its premiums to third parties.  Reinsurance contracts are primarily for periods of one year, and are subject to modifications and negotiations in each renewal date.  Premiums ceded under these contracts amounted to $3,148, $3,678, and $4,901 in 2016, 2015 and 2014, respectively.  Claims ceded amounted to $1,700, $2,665, and $5,487, in 2016, 2015 and 2014, respectively.  Principal reinsurance agreements include an organ transplant excess of loss treaty, which covers:

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

•	For U.S. Virgin Islands policies, the treaty covers 100% of the claims up to a maximum of $2,000 per person, per life. The first $200 are retained by Triple-S and the excess up to $800 are reinsured.

TSP has a number of pro rata and excess of loss reinsurance treaties whereby the subsidiary retains for its own account all loss payments for each occurrence that does not exceed the stated amount in the agreements and a catastrophe cover, whereby it protects itself from a loss or disaster of a catastrophic nature.  Under these treaties, TSP ceded premiums of $45,957, $48,676, and $52,058, in 2016, 2015, and 2014, respectively.

Reinsurance cessions are made on excess of loss and on a proportional basis.  Principal reinsurance agreements are as follows:

•
Property quota share treaty covering for a maximum of $30,000 for any one risk.  Under this treaty 30% of the risk is ceded to reinsurers.  The remaining exposure is covered by a property per risk excess of loss treaty that provides reinsurance in excess of $500 up to a maximum of $21,000, or the remaining 70% for any one risk.  In addition, TSP has an additional property catastrophe excess of loss contract that provides protection for losses in excess of $8,000 resulting from any catastrophe, subject to a maximum loss of $15,000.

•	Personal property catastrophe excess of loss. This treaty provides protection for losses in excess of $5,000 resulting from any catastrophe, subject to a maximum loss of $80,000.

•	Commercial property catastrophe excess of loss. This treaty provides protection for losses in excess of $10,000 resulting from any catastrophe, subject to a maximum loss of $135,000.

•
Property catastrophe excess of loss.  This treaty provides a $235,000 protection in excess of $80,000 and $135,000 with respect to personal and commercial lines, respectively, resulting from any catastrophe, subject to a maximum loss of $175,000 in respect of the ceded portion of the Commercial Lines Quota Share.

•
Reinstatement premium protection.  This treaty provides a maximum limit of approximately $3,400 for personal lines and $10,000 in commercial lines to cover the necessity of reinstating the catastrophe program in the event it is activated.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

Facultative reinsurance is obtained when coverage per risk is required. All principal reinsurance contracts are for a period of one year, on a calendar basis, and are subject to modifications and negotiations in each renewal.

The ceded unearned reinsurance premiums on TSP arising from these reinsurance transactions amounted to $9,202 and $10,291 at December 31, 2016 and 2015, respectively, and are reported as other assets in the accompanying consolidated balance sheets.

TSV also cedes insurance with various reinsurance companies under a number of pro rata, excess of loss and catastrophe treaties. Under these treaties, TSV ceded premiums of $8,838, $9,596, and $10,328, in 2016, 2015, and 2014, respectively. Principal reinsurance agreements are as follows:

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

14.	Income Taxes

The Company and its subsidiaries are subject to Puerto Rico income taxes. Under Puerto Rico income tax law, the Company is not allowed to file consolidated tax returns with its subsidiaries. The Company’s insurance subsidiaries are also subject to U.S. federal income taxes for foreign source dividend income.  The Company is potentially subject to income tax audits in the Commonwealth of Puerto Rico for the taxable year 2015, until the applicable statute of limitations expire. Tax audits by their nature are often complex and can require several years to complete.

Managed Care and Property and Casualty corporations are taxed essentially the same as other corporations, with taxable income primarily determined on the basis of the statutory annual statements filed with the insurance regulatory authorities. The corporations are also subject to an alternative minimum income tax, which is calculated based on the formula established by existing tax laws. Any alternative minimum income tax paid may be used as a credit against the excess, if any, of regular income tax over the alternative minimum income tax in future years up to a limit of 25% of the excess.

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

Federal income taxes recognized by the Company’s insurance subsidiaries amounted to approximately $733, $574, and $451, in 2016, 2015, and 2014, respectively.

All other corporations within the group are subject to Puerto Rico income taxes as regular corporations, as defined in the P.R. Internal Revenue Code, as amended.  The holding company within the TSA group of companies is a U.S.-based corporation and is subject to U.S. federal income taxes.  This U.S-based corporation within our group has not provided U.S. deferred taxes on an outside basis difference created as a result of the business combination of TSA and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.  The total outside basis difference at December 31, 2016 and 2015 is estimated at $26,000 and $59,000, respectively.  We do not intend to repatriate earnings to fund U.S. and Puerto Rico operations nor do any transaction that would cause a reversal of that outside basis difference.  Because of the availability of U.S. foreign tax credits, it is not practical to determine the U.S. federal income tax liability if such outside basis difference was reversed.

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
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

Act No. 77 also allowed corporations to elect, during the period running from July 1, 2014 to October 31, 2014, to prepay at a reduced income tax rate of 12% the increase in value of long-term capital assets.  On December 22, 2014 and March 30, 2015, the Governor of Puerto Rico signed into law Act No. 238 and Act No. 44, respectively, providing further amendments to the provisions set forth by Act No.77, extending the period to prepay at the reduced tax rate of 12% on the increase in value of long-term capital assets until April 30, 2015.  In connection with this law, on April 15, 2015 and December 31, 2014, the group of corporations that comprise TSM entered into Closing Agreements with the Puerto Rico Department of Treasury.  The Closing Agreements, among other matters, were related with the payment of the preferential tax rate on the increase in value of some of its long-term capital assets, as permitted by Act No. 238 of 2014 and Act No. 44 of 2015.  The agreements also covered certain tax attributes of the Corporation.  As a result of the aforementioned tax laws and the Closing Agreements, the Company: (1) obtained a benefit from the lower tax rate provided under these statutes, (2) reassessed the realizability of some of its deferred taxes and (3) recorded a tax benefit of $2,524 for the year ended December 31, 2015.

The components of income tax (benefit) expense consisted of the following:

	2016	2015	2014

Current income tax expense	$1,981	$10,169	$22,551
Deferred income tax benefit	(8,326)	(5,070)	(21,806)
Total income tax (benefit) expense	$(6,345)	$5,099	$745

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

The income tax (benefit) expense differs from the amount computed by applying the Puerto Rico statutory income tax rate to the income before income taxes as a result of the following:

	2016	2015	2014

Income before taxes	$11,086	$57,131	$66,051
Statutory tax rate	39.00%	39.00%	39.00%

Income tax expense at statutory rate	4,324	22,281	25,760
Increase (decrease) in taxes resulting from
Exempt interest income, net	(5,158)	(6,041)	(7,139)
Effect of taxing life insurance operations as a qualified domestic life insurance company instead of as a regular corporation	(5,033)	(4,936)	(5,572)
Effect of taxing capital gains at a preferential rate	(3,799)	(7,432)	(14,248)
Dividends received deduction	-	270	173
Adjustment to deferred tax assets and liabilities for changes in effective tax rates	1,669	(1,576)	5,466
Other adjustments to deferred tax assets and liabilities	2,852	(58)	(707)
Effect of extraordinary dividend distribution from the Association - reported net of taxes in other income	(151)	(875)	-
Tax credit benefit	(709)	(537)	(1,482)
Tax returns to provision true up	(181)	(1,084)	-
Effect of reassessment of unused credits for alternative minimum taxes paid	-	-	(6,486)
Subtotal	(10,510)	(22,269)	(29,995)
Other permanent disallowances, net:
Disallowed resolution agreements expense	-	1,716	-
Disallowance of expenses related to exempt interest income	58	-	46
Disallowed dividend received deduction	-	3,598	4,815
Disallowed interest expense	8	12	21
Other	-	61	282
Total other permanent differences	66	5,387	5,164
Other adjustments	(225)	(300)	(184)
Total income tax (benefit) expense	$(6,345)	$5,099	$745

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

Deferred income taxes reflect the tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The net deferred tax asset at December 31, 2016 and 2015 of the Company and its subsidiaries is composed of the following:

	2016	2015

Deferred tax assets
Allowance for doubtful receivables	$10,070	$13,434
Liability for pension benefits	10,624	21,416
Employee benefits plan	1,580	3,177
Postretirement benefits	772	1,252
Deferred compensation	2,041	1,818
Accumulated depreciation	1,137	1,240
Impairment loss on investments	2,035	1,749
Contingency reserves	-	30
Share-based compensation	4,393	4,875
Alternative minimum income tax credit	1,991	2,066
Purchased tax credits	6,062	931
Net operating loss	33,081	12,721
Difference in tax basis of investments portfolio	3,049	6,843
Accrued liabilities	2,133	2,402
Other	772	591
Gross deferred tax assets	79,740	74,545
Less: valuation allowance	(8,016)	(7,839)
Deferred tax assets	71,724	66,706

Deferred tax liabilities
Deferred policy acquisition costs	(6,621)	(3,673)
Catastrophe loss reserve	(8,020)	(7,664)
Unrealized gain on securities available for sale	(15,804)	(15,021)
Unamortized debt issue costs	(152)	(29)
Intangible asset	(2,195)	(3,013)
Accumulated depreciation	(14)	(15)
Gross deferred tax liabilities	(32,806)	(29,415)
Net deferred tax asset	$38,918	$37,291

The net deferred tax asset shown in the table above at December 31, 2016 and 2015 is reflected in the consolidated balance sheets as $57,768 and $52,361, respectively, in deferred tax assets and $18,850 and $15,070, in deferred tax liabilities, respectively, reflecting the aggregate deferred tax assets or liabilities of individual tax-paying subsidiaries of the Company.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

At December 31, 2016, the Company and its subsidiaries has net operating loss carry-forwards for Puerto Rico income tax purposes of approximately $75,000, which are available to offset future taxable income for up to December 2026. Except for the valuation allowance described in the previous paragraph, the corporation concluded that as of December 31, 2016,  it is more likely than not that the entities that have these net operating loss carry-forwards will generate sufficient taxable income within  the applicable  net operating loss carry-forward periods  to realize its deferred tax asset. This conclusion is based on the historical results of each entity, adjusted to exclude non-recurring conditions, and the forecast of future profitability. Management will continue to evaluate, on a quarterly basis, if there are any significant events that will affect the corporation’s ability to utilize these deferred tax assets.

15.	Pension Plans

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
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

The following table sets forth the plan’s benefit obligations, fair value of plan assets, and funded status as of December 31, 2016 and 2015, accordingly:

	2016	2015

Change in benefit obligation
Benefit obligation at beginning of year	$184,782	$205,254
Service cost	3,640	4,137
Interest cost	8,749	8,281
Benefit payments	(12,911)	(7,591)
Actuarial (gain) loss	14,709	(25,299)
Liability gain due to curtailment	(35,092)	-
Benefit obligation at end of year	$163,877	$184,782
Accumulated benefit obligation at end of year	$163,877	$152,851
Change in fair value of plan assets
Fair value of plan assets at beginning of year	$130,061	$128,108
Actual return on assets	13,248	1,544
Employer contributions	10,000	8,000
Benefit payments	(12,911)	(7,591)
Fair value of plan assets at end of year	$140,398	$130,061
Funded status at end of year	$(23,479)	$(54,721)
Amounts in accumulated other comprehensive income not yet recognized as a component of net periodic pension cost
Development of prior service credit
Balance at beginning of year	$(2,223)	$(2,673)
Amortization	450	450
Curtailment/Settlement	1,773	-
Net prior service credit	-	(2,223)
Development of actuarial loss
Balance at beginning of year	55,716	80,118
Amortization	(4,028)	(5,939)
(Gain)/Loss arising during the year	10,464	(18,463)
Curtailment/Settlement gain during the year	(35,092)	-
Actuarial net loss	27,060	55,716
Sum of deferrals	$27,060	$53,493
Net amount recognized	$3,581	$(1,228)

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

The following assumptions were used on a weighted average basis to determine benefits obligations of the plan as of December 31, 2016 and 2015.

	2016	2015

Discount rate	4.50%	4.75%
Rate of compensation increase	N/A	Graded; 3.50%
		to 8.00%

The assumed discount rate of 4.50% at December 31, 2016 reflects the hypothetical rate at which the projected benefit obligations could be effectively settled or paid out to participants on that date. The Company determined the discount rate based on a range of factors, including a yield curve comprised of the rates of return on high-quality, fixed-income corporate bonds available at the measurement date and the related expected duration for the obligations.

The amounts recognized in the balance sheets as of December 31, 2016 and 2015 consist of the following:

	2016	2015

Pension liability	$23,479	$54,721
Accumulated other comprehensive loss, net of a deferred tax of $7,191 and $17,500 in 2016 and 2015, respectively	19,869	35,993

The components of net periodic benefit cost for 2016, 2015, and 2014 were as follows:

	2016	2015	2014

Components of net periodic benefit cost
Service cost	$3,640	$4,137	$3,589
Interest cost	8,749	8,281	8,287
Expected return on plan assets	(9,003)	(8,380)	(7,496)
Prior service benefit	(450)	(450)	(450)
Actuarial loss	4,028	5,939	4,134
Net periodic benefit cost	$6,964	$9,527	$8,064

Net periodic benefit cost may include settlement charges as a result of retirees selecting lump-sum distributions. Settlement charges may increase in the future if the number of eligible participants deciding to receive distributions and the amount of their benefits increases.  There were no settlement charges during the years ended December 31, 2016, 2015 and 2014.

In December 2016, the Company announced that effective January 31, 2017, it will freeze the pay and service amounts used to calculate pension benefits for active employees who participated in the pension plan. Therefore, as of the Effective Date, active employees in the pension plan will not accrue additional benefits for future service and eligible compensation received.  As a result of these changes, the Company recognized a pre-tax curtailment income of $1,773 during the year ended December 31, 2016.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

The estimated net actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic pension benefits cost during the next twelve months is $345.

The following assumptions were used on a weighted average basis in computing the periodic benefit cost for the years ended December 31, 2016, 2015, and 2014:

	2016	2015	2014

Discount rate	4.75%	4.25%	5.25%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	Graded; 3.50%	Graded; 3.50%	Graded; 3.50%
	to 8.00%	to 8.00%	to 8.00%

The basis of the overall expected long-term rate of return on assets assumption is a forward-looking approach based on the current long-term capital market outlook assumptions of the assets categories in which the trust invests and the trust’s target asset allocation. At December 31, 2016, the assumed target asset allocation for the program is: 44% to 56% in equity securities, 34% to 46% in debt securities, and 6% to 14% in other securities. Using a mean-variance model to project returns over a 30-year horizon under the target asset allocation, the 35 to 65 percentile range of annual rates of return is 5.7% to 7.1%. The Company selected a rate from within this range of 7.00% for 2016 and 2015, which reflects the Company’s best estimate for this assumption based on the data described above, information on the historical returns on assets invested in the pension trust, and expected future conditions. This rate is net of both investment related expenses and a 0.15% reduction for other administrative expenses charged to the trust.

Plan Assets

Plan assets recorded at fair value are categorized based upon the level of judgment associated with the inputs used to measure their fair value. For level inputs and input definition, see Note 9.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

The following table summarizes fair value measurements by level at December 31, 2016 and 2015 for assets measured at fair value on a recurring basis:

	2016
	Level 1	Level 2	Level 3	Total

Government obligations	$-	$6,276	$-	$6,276
Non-agency backed securities	-	715	-	715
Corporate obligations	-	7,243	-	7,243
Partnership/Joint venture	-	-	932	932
Limited Liability Corporations	-	98,188	-	98,188
Real estate	-	-	6,617	6,617
Registered investments	3,839	1,869	-	5,708
Common/Collective trusts	-	7,334	-	7,334
Hedge funds	-	4,581	-	4,581
Common stocks	1,515	1	-	1,516
Preferred stocks	107	12	-	119
Forward foreign currency contracts	-	(1)	-	(1)
Interest-bearing cash	2,224	-	-	2,224
Derivatives	-	27	-	27
	$7,685	$126,245	$7,549	$141,479
	2015
	Level 1	Level 2	Level 3	Total

Government obligations	$-	$9,009	$-	$9,009
Non-agency backed securities	-	745	-	745
Corporate obligations	-	10,865	-	10,865
Partnership/Joint venture	-	-	567	567
Limited Liability Corporations	-	60,417	-	60,417
Real estate	-	-	5,929	5,929
Registered investments	6,224	5,927	-	12,151
Common/Collective trusts	-	16,479	-	16,479
Hedge funds	-	8,284	-	8,284
Common stocks	1,985	-	-	1,985
Preferred stocks	121	-	-	121
Forward foreign currency contracts	-	3	-	3
Interest-bearing cash	550	-	-	550
Derivatives	-	(28)	-	(28)
	$8,880	$111,701	$6,496	$127,077

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

A reconciliation of the beginning and ending balances of assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2016 and 2015 is as follows:

	Government Obligations		Corporate Obligations	Partnership/ Joint Venture	Real Estate	Hedge Funds	Total

Beginning balance at December 31, 2014	$	.	.	1,097	6,197	-	$7,294
Actual return on program assets:
Relating to assets still held at the reporting date		-	-	103	384	-	487
Relating to assets sold during the period		-	-	(39)	636	-	597
Purchases, issuances, and settlements		-	-	(594)	(1,288)	-	(1,882)
Transfer in and/or out		-	-	-	-	-	-
Ending balance at December 31, 2015		-	-	567	5,929	-	6,496

Actual return on program assets:
Relating to assets still held at the reporting date		-	-	19	501	-	520
Relating to assets sold during the period		-	-	1	72	-	73
Purchases, issuances, and settlements		-	-	345	324	-	669
Transfer in and/or out		-	-	-	(209)	-	(209)
Ending balance at December 31, 2016		$-	$-	$932	$6,617	$-	$7,549

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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

Cash Flows

The Company expects to contribute $4,000 to its pension program in 2017.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

Year ending December 31
2017	$8,253
2018	8,748
2019	9,047
2020	9,322
2021	9,314
2022 – 2026	49,252

Noncontributory Supplemental Pension Plan

In addition, the Company sponsors a noncontributory supplemental pension plan. This plan covers employees with qualified defined benefit retirement plan benefits limited by the U.S. Internal Revenue Code maximum compensation and benefit limits.  At December 31, 2016 and 2015, the Company has recorded a pension liability of $7,413 and $8,224, respectively.  The charge to accumulated other comprehensive loss related to the noncontributory pension plan at December 31, 2016 and 2015 amounted to $107 and $862, respectively, net of a deferred tax asset of $73 and $556, respectively.

16.	Catastrophe Loss Reserve and Trust Fund

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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

The interest earning assets in this fund, which amounted to $47,630 and $46,221 as of December 31, 2016 and 2015, respectively, are to be used solely and exclusively to pay catastrophe losses covered under policies written in Puerto Rico.

TSP is required to contribute to the trust fund, if needed or necessary, on or before January 31 of the following year. Contributions are determined by a rate determined or established by the Commissioner of Insurance for the catastrophe policies written in that year. No contribution was required for 2016 and 2015 since the level of the catastrophe reserve exceeds 8% of the catastrophe exposure.

The amount in the trust fund may be withdrawn or released in the case that TSP ceases to underwrite risks subject to catastrophe losses. Also, authorized withdrawals are allowed when the catastrophe loss reserve exceeds 8% of the catastrophe exposure, as defined.

TSP retained earnings are restricted in the accompanying consolidated balance sheets by the total catastrophe loss reserve balance, which as of December 31, 2016 and 2015 amounted to $44,823 and $43,041, respectively.

17.	Stockholders’ Equity

a.	Common Stock

On November 12, 2015, the Company converted 1,426,721 issued and outstanding Class A shares into Class B common stock purchased pursuant to the provisions of the Articles of incorporation approved by Class A shareholders at the time of the Company’s Initial Public Offering.

b.	Preferred Stock

Authorized capital stock includes 100,000,000 of preferred stock with a par value of $1.00 per share. As of December 31, 2016 and 2015, there are no issued and outstanding preferred shares.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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

The Company’s ability to pay dividends is dependent, among other factors, on its ability to collect cash dividends from its subsidiaries, which are subject to regulatory requirements, which may restrict their ability to declare and pay dividends or distributions.  In addition, an outstanding secured term loan restricts our ability to pay dividends in the event of default (see note 11).

The accumulated earnings of TSS, TSA, TSV, TSB and TSP are restricted as to the payment of dividends by statutory limitations applicable to domestic insurance companies. Under Puerto Rico insurance regulations, the regulated subsidiaries are permitted, without requesting prior regulatory approval, to pay dividends as long as the aggregate amount of all such dividends in any calendar year does not exceed the lesser of: (i) 10% of its surplus as of the end of the immediately preceding calendar year; or (ii) its statutory net gain from operations for the immediately preceding calendar year (excluding realized capital gains).  Regulated subsidiaries will be permitted to pay dividends in excess of the lesser of such two amounts only if notice of its intent to declare such a dividend and the amount thereof is filed with the Commissioner of Insurance and such dividend is not disapproved within 30 days of its filing. As of December 31, 2016, the dividends permitted to be distributed in 2016 by the regulated subsidiaries without prior regulatory approval from the Commissioner of Insurance amounted to approximately $43,000.  This amount excludes any dividend from TSA because as stated in note 14, we do not intend to repatriate earnings from this subsidiary nor do any transaction that would cause a reversal on an outside basis difference created as a result of the business combination of TSA and cumulative earnings of its Puerto Rico-based subsidiaries that are considered to be indefinitely reinvested.

18.	Stock Repurchase Programs

The Company repurchases shares through open market transactions, in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, under repurchase programs authorized by the Board of Directors.  Shares purchased under share repurchase programs are retired and returned to authorized and unissued status.

A summary of share repurchase programs in place during the three-year-period ended December 31, 2016 is as follows:

•
In July 2013 the Company’s Board of Directors authorized a $11,500 repurchase program (2013 $11,500 stock repurchase program) of its Class B common stock.  This program was discontinued on October 28, 2014.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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

The stock repurchase activity under stock repurchase programs for the years ended December 31, 2016, 2015, and 2014 is summarized as follows:

	2016			2015			2014
	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased	Shares Repurchased	Average Share Price	Amount Repurchased

2015 $25,000 program	951,831	$22.54	$21,370	154,554	$23.72	$3,629	-	$-	$-
2014 $50,000 program	-	-	-	2,086,532	21.69	44,658	228,525	23.55	5,341
2013 $11,500 program	-	-	-	-	-	-	367,700	16.32	5,995
Total	951,831	$22.54	$21,370	2,241,086	$21.87	$48,287	596,225	$20.28	$11,336

19.	Comprehensive Income

The accumulated balances for each classification of other comprehensive income are as follows:

	Unrealized Gains on securities	Liability for Pension Benefits	Accumulated Other Comprehensive Income

Beginning balance at December 31, 2015	$62,478	$(36,855)	$25,623
Net current period change	14,761	15,728	30,489
Reclassification adjustments for gains and losses reclassified in income	(14,868)	1,151	(13,717)
Ending balance at December 31, 2016	$62,371	$(19,976)	$42,395

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

The related deferred tax effects allocated to each component of other comprehensive income in the accompanying consolidated statements of stockholders’ equity and comprehensive income in 2016, 2015 and 2014 are as follows:

	2016
	Before-Tax Amount	Deferred Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized holding gains on securities arising during the period	$18,357	$(3,596)	$14,761
Less reclassification adjustment for gains and losses realized in income	(17,379)	2,511	(14,868)
Net change in unrealized gain	978	(1,085)	(107)
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	1,888	(737)	1,151
Net change arising from assumptions and plan changes and experience	25,783	(10,055)	15,728
Net change in liability for pension benefits	27,671	(10,792)	16,879
Net current period change	$28,649	$(11,877)	$16,772

	2015
	Before-Tax Amount	Deferred Tax (Expense) Benefit	Net-of-Tax Amount

Unrealized holding gains on securities arising during the period	$(25,765)	$3,153	$(22,612)
Less reclassification adjustment for gains and losses realized in income	(18,941)	2,564	(16,377)
Net change in unrealized gain	(44,706)	5,717	(38,989)
Liability for pension benefits:
Reclassification adjustment for amortization of net losses from past experience and prior service costs	6,020	(2,348)	3,672
Net change arising from assumptions and plan changes and experience	19,940	(7,776)	12,164
Net change in liability for pension benefits	25,960	(10,124)	15,836
Net current period change	$(18,746)	$(4,407)	$(23,153)

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
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

In December 2007 the Company adopted the 2007 Incentive Plan (the Plan), which permits the Board to grant stock options, restricted stock awards and performance awards to eligible officers, directors and employees. The Plan authorizes the granting of up to 4,700,000 of Class B common shares of authorized but unissued stock. At December 31, 2016 and 2015, there were 1,333,093 and 1,677,395 shares available for the Company to grant under the Plan, respectively. Stock options can be granted with an exercise price at least equal to the stock’s fair market value at the grant date. The stock option awards vest in equal annual installments over 3 years and their expiration date cannot exceed 7 years. The restricted stock and performance awards are issued at the fair value of the stock on the grant date with vesting periods ranging from one to three years. Restricted stock awards vest in installments, as stipulated in each restricted stock agreement. Performance awards vest on the last day of the performance period, provided that at least minimum performance standards are achieved.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

Stock option activity during the year ended December 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding balance at January 1, 2016	4,440	$12.49
Exercised during the year	(4,440)	$12.49
Outstanding balance at December 31, 2016	-	$-	N/A	$-
Exercisable at December 31, 2016	-	$-	N/A	$-

No options were granted during the three years ended December 31 2016, 2015 and 2014.  There were 4,440, 12,913, and 199,002 exercised options during 2016, 2015 and 2014, respectively.  No cash was received from stock options exercises during the years ended December 31, 2016 and 2015.  During the years ended December 31, 2016, 2015 and 2014, 2,290, 7,235, and 174,090 shares, respectively, were repurchased and retired as a result of non-cash exercise of stock options.

A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2016, and changes during the year ended December 31, 2016, are presented below:

	Restricted Awards		Performance Awards
	Number of Shares	Weighted Average Fair Value	Number of Shares	Weighted Average Exercise Price

Outstanding balance at January 1, 2016	156,331	$19.45	495,005	$17.84
Granted	110,181	23.78	234,121	23.85
Lapsed	(99,276)	20.14	(89,171)	16.17
Forfeited (due to termination)	(5,412)	20.27	(60,218)	16.67
Forfeited (due to performance payout less than 100%)	-	-	(121,542)	18.61
Outstanding balance at December 31, 2016	161,824	$21.94	458,195	$21.44

The weighted average grant date fair value of restricted shares granted during the year 2016, 2015 and 2014 were $23.78, $20.33, and $16.46, respectively. Total fair value of restricted stock vested during the year ended December 31, 2016, 2015 and 2014 was $2,335, $3,608 and $1,146, respectively.

At December 31, 2016 there was $6,785 of total unrecognized compensation cost related to nonvested share‑based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.02 years. The Company currently uses authorized and unissued Class B common shares to satisfy share award exercises.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

21.	Net Income Available to Stockholders and Basic Net Income per Share

The following table sets forth the computation of basic and diluted earnings per share for the three-year period ended December 31:

	2016	2015	2014

Numerator for earnings per share
Net income attributable to TSM available to stockholders	$17,438	$52,121	$65,660
Denominator for basic earnings per share –
Weighted average of common shares	24,454,435	25,674,079	27,102,127
Effect of dilutive securities	56,658	87,662	86,705
Denominator for diluted earnings per share	24,511,093	25,761,741	27,188,832
Basic net income per share attributable to TSM	$0.71	$2.03	$2.42
Diluted net income per share attributable to TSM	$0.71	$2.02	$2.41

22.	Commitments

The Company leases its regional offices, certain equipment, and warehouse facilities under non-cancelable operating leases. Minimum annual rental commitments at December 31, 2016 under existing agreements are summarized as follows:

Year ending December 31
2017	$4,213
2018	3,936
2019	3,565
2020	2,345
2021	3,777
Total	$17,836

Rental expense for 2016, 2015, and 2014 was $7,613, $7,730, and $8,738 respectively.

Pursuant to the provisions of the Puerto Rico Insurance Code and Regulations, TSP is a member of the Compulsory Vehicle Liability Insurance Joint Underwriting Association (the Association).  As a participant, TSP shares the risk, proportionately with other members, based on a formula established by the Puerto Rico Insurance Code, of the results and financial condition of the Association, and accordingly, may be subject to assessments to cover obligations of the Association or may receive refund distributions for good experience.  In December 2015, the Association declared an extraordinary dividend to its members for $21,000 subject to a special tax rate of 15% as allowed by Act No. 201 of December 7, 2015.   The dividend was received net of tax in three installments in 2016.  During the year ended December 31, 2015, TSP recorded a special distribution of $1,672, net of tax, which is included as other income in the accompanying consolidated statements of earnings.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

23.	Contingencies

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

As of December 31, 2016, the Company is involved in various legal actions arising in the ordinary course of business. The Company is also defendant in various other litigations and proceedings, some of which are described below.  Where the Company believes that a loss is both probable and estimable, such amounts have been recorded. Although the Company believes the estimates of such losses are reasonable, these estimates could change as a result of further developments in these matters. In other cases, it is at least reasonably possible that the Company may incur a loss related to one or more of the mentioned pending lawsuits or investigations, but the Company is unable to estimate the range of possible loss which may be ultimately realized, either individually or in the aggregate, upon their resolution.  The outcome of legal proceedings is inherently uncertain and pending matters for which accruals have not been established have not progressed sufficiently to enable us to estimate a range of possible loss, if any.  Given the inherent unpredictability of these matters, it is possible that an adverse outcome in one or more of these matters could have a material adverse effect on the consolidated financial condition, operating results and/or cash flows of the Company.

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

In one of these cases, entitled Vera Sánchez, et al, v. Triple-S, filed on July 31, 2008, the plaintiffs argued that the redemption of shares was fraudulent and was not subject to the two-year statute of limitations contained in the local securities law. The Puerto Rico Court of First Instance dismissed the claim and determined it was time barred under the local securities law. On January 27, 2012, the Puerto Rico Court of Appeals upheld the dismissal. On October 1, 2013, the Puerto Rico Supreme Court reversed the dismissal, holding that the two-year statute of limitations contained in the local securities law did not apply and returning the case to the Court of First Instance. On December 16, 2015, the Company filed a motion for summary judgement and on November 29, 2016, the Court of First Instance held that plaintiff’s opposition to Triple-S’ motion for summary judgment did not comply with the Rules of Civil Procedures.  Triple-S has requested the Court to consider its motion for summary judgment as unopposed. The parties are awaiting further proceedings.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

In the second case, entitled Olivella Zalduondo, et al, v. Seguros de Servicios de Salud, et al, filed on September 21, 2010, the Puerto Rico’s Court of First Instance granted the Company’s motion to dismiss on grounds that the complaint was time-barred under the two-year statute of limitations of the local securities laws. On appeal, the Court of Appeals affirmed the decision of the lower court. On January 8, 2013, the Puerto Rico Supreme Court ruled that the applicable statute of limitations is the fifteen-year period for collection of monies of the Puerto Rico Civil Code.  On January 28, 2013, the Company filed a motion for reconsideration which was subsequently denied. On March 26, 2013, plaintiffs amended their complaint, which was answered by the Company on April 16, 2013.  Discovery is ongoing.

In the third case, entitled Heirs of Dr. Juan Acevedo, et al, v. Triple-S Management Corporation, et al, filed on March 27, 2008, the Puerto Rico Court of First Instance denied our motion for summary judgment based on its determination that there are material issues of fact in controversy. In response to our appeal, the Puerto Rico Court of Appeals confirmed the decision of the Puerto Rico Court of First Instance and denied a subsequent plea for reconsideration. Both parties have filed motions for summary judgment and, consequently, their respective oppositions. The parties are awaiting the court’s decision on their respective motions for summary judgment.

The fourth case, entitled Montilla López, et al, v. Seguros de Servicios de Salud, et al, was filed on November 29, 2011 in the Puerto Rico Court of First Instance. The Company filed a motion to dismiss on the grounds that the claim is time barred under the local securities laws, which was denied by the court on January 24, 2013.  The parties have filed their respective motions for summary judgment and are awaiting further proceedings.

The fifth case, entitled Cebollero Santamaría v. Triple-S Salud, Inc., et al, was filed on March 26, 2013 in the Puerto Rio Court of First Instance.  On October 29, 2013, the Company filed a motion for summary judgment on the grounds that the claim is time-barred under the fifteen-year statute of limitations of the Puerto Rico Civil Code for collection of monies and, in the alternative, that plaintiff failed to state a claim for which relief can be granted. Said motion was denied by the court.  On November 2, 2015, the Company filed a Writ of Certiorari with the Puerto Rico Court of Appeals, which was denied on March 8, 2016.  On March 23, 2016, the Company filed a request for reconsideration with the Puerto Rico Court of Appeals, which was denied on April 28, 2016.  Accordingly, on May 31, 2016, the Company filed a Writ of Certiorari with the Supreme Court of Puerto Rico.  The same was denied on September 23, 2016. The Company filed a motion for reconsideration before the Puerto Rico Supreme Court on October 11, 2016. The Supreme Court denied the reconsideration on December 2, 2016.  The Company has filed a second and final reconsideration motion which is still pending adjudication.

The sixth case, entitled Irizarry Antonmattei, et al, v. Seguros de Servicios de Salud, et al, was filed on April 16, 2013 in the Puerto Rico Court of First Instance.. On November 5, 2013, the Company moved to dismiss the first amended complaint and On May 16, 2014, plaintiffs filed a motion for summary judgment, which the Company opposed on May 28, 2014. On June 16, 2014, the court ordered plaintiffs to file a memorandum of law and struck plaintiff’s motion for summary judgment. On September 18, 2014, the court denied our motion to dismiss the amended complaint. On September 29, 2014, the Company filed a motion for reconsideration, which was denied by the court on November 4, 2014.  On December 4, 2014, the Company filed a petition of Writ of Certiorari with the Puerto Rico Court of Appeals, which was denied on April 1, 2015.  A status conference is scheduled for March 16, 2017. Discovery is ongoing.

The seventh case, entitled Allende Santos, et al, v. Triple-S Salud, et al, was filed on March 28, 2014 in the Puerto Rico Court of First Instance. On July 2, 2014, the Company filed its response. Discovery is ongoing.

The eighth case, entitled Ruiz de Porras, et al, v. Triple-S Salud, Inc., was filed on January 7, 2016 in the Puerto Rico Courts of First Instance. On March 28, 2016, the Company filed its response. Plaintiffs and the Company have filed various motions with the court and are awaiting further proceedings.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

Management believes these claims are time barred under one or more statutes of limitations and will vigorously defend them on these grounds; however, as a result of the Puerto Rico Supreme Court’s decision to deny the applicability of the statute of limitations contained in the local securities law, some of these claims will likely be litigated on their merits.

Joint Underwriting Association Litigations

On August 19, 2011, plaintiffs, purportedly a class of motor vehicle owners, filed an action in the United States District Court for the District of Puerto Rico against the Puerto Rico Joint Underwriting Association (JUA) and 18 other defendants, including Triple-S Propiedad (TSP), alleging violations under the Puerto Rico Insurance Code, the Puerto Rico Civil Code, the Racketeer Influenced and Corrupt Organizations Act (RICO) and the local statute against organized crime and money laundering. JUA is a private association created by law to administer a compulsory public liability insurance program for motor vehicles in Puerto Rico (CLI). As required by its enabling act, JUA is composed of all the insurers that underwrite private motor vehicle insurance in Puerto Rico and exceed the minimum underwriting percentage established in such act. TSP is a member of JUA.

In this lawsuit, entitled Noemí Torres Ronda, et al v. Joint Underwriting Association, et al., plaintiffs allege that the defendants illegally charged and misappropriated a portion of the CLI premiums paid by motor vehicle owners in violation of the Puerto Rico Insurance Code. Specifically, they claim that because the defendants did not incur in acquisition or administration costs allegedly totaling 12% of the premium dollar, charging for such costs constitutes the illegal traffic of premiums. Plaintiffs also claim that the defendants, as members of JUA, violated RICO through various inappropriate actions designed to defraud motor vehicle owners located in Puerto Rico and embezzle a portion of the CLI premiums for their benefit.

Plaintiffs seek the reimbursement of funds for the class amounting to $406,600 treble damages under RICO, and equitable relief, including a permanent injunction and declaratory judgment barring defendants from their alleged conduct and practices, along with costs and attorneys’ fees. Discovery has been completed.

Since 2011, TSP has been defending this claim and, jointly with other defendants, has filed several pleas in connection with the certification of the class and the dismissal of the claim. On December 17, 2015, three defendants filed a joint motion informing the court that said defendants are conducting negotiations to settle the claim and requested a 60-day period in other to continue the negotiations.  Subsequently, the term to continue negotiations was extended until April 17, 2016. On April 22, 2016, plaintiff and the negotiating defendants filed a stipulation of settlement and release which is subject to approval of the court. TSP and the non-settling defendants have objected the filed settlement. Procedures are ongoing.

In re Blue Cross Blue Shield Antitrust Litigation

TSS is a co-defendant with multiple Blue Plans and the Blue Cross Blue Shield Association (BCBSA) in a multi-district class action litigation entitled In re Blue Cross Blue Shield Association Antitrust Litigation, filed on July 24, 2012. The plaintiffs allege that the exclusive service area (ESA) requirements of the Primary License Agreements with the Blue Plans violate antitrust laws. The plaintiffs in these suits seek monetary awards and, in some instances, injunctive relief barring ESAs. Those cases have been centralized in the United States District Court for the Northern District of Alabama. Prior to centralization, motions to dismiss were filed by several plans, including TSS. The parties have filed several pleas and presented their position in argumentative hearings before the court in connection with the motion to dismiss, which was ultimately dismissed without prejudice by the court. On April 6, 2015, plaintiffs filed suit in the United States District Court of Puerto Rico, which we believe does not preclude TSS’ jurisdictional arguments. The Company has joined BCBSA in vigorously contesting these claims. Discovery is ongoing.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

Claims Relating to the Provision of Health Care Services

TSS is a defendant in several claims for collection of monies in connection with the provision of health care services. Among them are individual complaints filed before ASES by six community health centers alleging TSS breached their contracts with respect to certain capitation payments and other monetary claims. Such claims have an aggregate value of approximately $9,600. Discovery is ongoing, and given the early stage of the cases, the Company cannot assess the probability of an adverse outcome or the reasonable financial impact that any such outcome may have on the Company. TSS believes many of these complaints are time-barred and will continue to conduct a vigorous defense.

On April 17, 2015, ASES notified the Company of a complaint from a medical service provider demanding payment amounting to $5,073.  Claimant alleges that TSS did not pay the claims, paid them incorrectly, or recovered payments from the provider for which TSS did not have the right. TSS answered the complaint and counterclaimed.  TSS denies any wrongdoing and will continue to defend this matter vigorously.

On January 12, 2015, American Clinical Solutions LLC, a limited liability company that provides clinical laboratory services filed a complaint in Florida state court alleging that Triple-S Management (TSM) and TSS failed to pay certain clinical laboratory services provided to Blue Cross Blue Shield members. TSS and TSM have filed a motion to dismiss alleging lack of jurisdiction. TSM and TSS also requested a transfer of the case to Puerto Rico. Plaintiff has requested jurisdictional discovery, which is ongoing. The claim amounts to $5,000. TSS and TSM will continue to vigorously oppose this claim.

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

On July 2, 2014, ASES notified TSS that the results of an audit conducted in connection with the government health plan contract for several periods between October 2005 to September 2013, reflected overpayment of premiums made to TSS pursuant to prior contracts with ASES in the amount of $7,900. The alleged overpayments were related to duplicated payments or payments made for deceased members, and requested the reimbursement of the alleged overpayment. TSS contends that ASES’ request for reimbursement has no merits on several grounds, including a 2011 settlement between both parties covering the majority of the amount claimed by ASES, and that ASES, under the terms of the contracts, was responsible for certifying the membership.  On March 24, 2015, the court ruled that the scope of the 2011 settlement agreement did not preclude ASES from recovering “future claims” including the alleged improper payments. After the denial of a subsequent motion for reconsideration and a petition for a Writ of Certiorari by the Puerto Rico Court of Appeals, on January 21, 2016, TSS filed a Writ of Certiorari with the Supreme Court of Puerto Rico.  TSS also amended its claim to include the Puerto Rico Health Department (PRHD), as it asserts the PRHD is an indispensable party for the resolution of this matter.  With this amendment, TSS seeks payment of approximately $5,000, since the premiums paid to TSS should have been higher than what ASES actually paid given the additional risk assumed by TSS.  The matter is currently being addressed before a special commissioner assigned by the court. The Company will continue to conduct a vigorous defense of this matter.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

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

Prescribed statutory accounting practices in Puerto Rico allow TSP to disregard a deferred tax liability resulting from additions to the catastrophe loss reserve trust fund that would otherwise be required under NAIC SAP. The use of prescribed and permitted accounting practices, both individually and in the aggregate, did not change significantly the combined statutory capital and surplus that would have been reported following NAIC SAP, which as of December 31, 2016 and 2015 is approximately 1.3% and 1.1%, respectively, lower than the combined reported statutory capital and surplus.

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

The Commissioner of Insurance adopted in 2009 an RBC policy that requires that the regulated entities maintain statutory reserves at or above the “Company Action Level,” in order to avoid regulatory monitoring and intervention. The Company action level is currently set at 200% of the RBC for the entities within our Managed Care segment and 300% of the RBC for entities within our Property and Casualty and Life Insurance segments. As of December 31, 2016 all regulated subsidiaries comply with minimum statutory reserve requirements, except for TSA for which we expect to remediate and implement corrective actions plans to comply with such requirements. As of December 31, 2015 all regulated subsidiaries comply with minimum statutory reserve requirements.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

The following table sets forth the combined net admitted assets, capital and surplus, RBC requirement, which is our statutory capital and surplus requirement, and net income for the regulated subsidiaries at December 31, 2016, 2015 and 2014:

(dollar amounts in millions)	2016	2015	2014

Net admitted assets	$1,829	$1,881	$1,734
Capital and surplus	638	691	659
RBC requirement	278	301	209
Net income	24	73	88

As more fully described in note 16, a portion of the accumulated earnings and admitted assets of TSP are restricted by the catastrophe loss reserve and the trust fund balance as required by the Insurance Code.  The total catastrophe loss reserve and trust fund amounted to $44,823 and $47,630 as of December 31, 2016, respectively. The total catastrophe loss reserve and trust fund amounted to $43,041 and $46,221 as of December 31, 2015, respectively.  In addition, the admitted assets of the regulated subsidiaries are restricted by the investments deposited with the Commissioner of Insurance to comply with requirements of the Insurance Code (see note 3).  Investments with an amortized cost of $5,358 and $5,136 (fair value of $5,788 and $5,276) at December 31, 2016 and 2015, respectively, were deposited with the Commissioner of Insurance. As a result, the combined restricted assets for our regulated subsidiaries were $52,988 and $51,357 as of December 31, 2016 and 2015, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

25.	Supplementary Information on Cash Flow Activities

	2016	2015	2014

Supplementary information
Noncash transactions affecting cash flow activities
Change in net unrealized (gain) loss on securities available for sale, including deferred income tax (asset)/liability of $1,085, $(5,717), and $4,717 in 2016, 2015, and 2014,respectively	$107	$38,989	$(35,883)
Change in liability for pension benefits, and deferred income tax (asset)/liability of $10,792, $10,124, $(12,298), in 2016, 2015, and 2014, respectively	$(16,879)	$(15,836)	$19,236
Repurchase and retirement of common stock	$(56)	$(182)	$(3,049)
Exercise of stock options	$55	$179	$2,885
Unsettled sales	$-	$-	$10,456
Other
Income taxes paid	$11,549	$6,437	$16,069
Interest paid	$7,635	$4,792	$5,764

26.	Segment Information

The operations of the Company are conducted principally through three reportable business segments: Managed Care, Life Insurance, and Property and Casualty Insurance.  Reportable business segments were identified according to the type of insurance products offered and consistent with the information provided to the chief operating decision maker. These segments and a description of their respective operations are as follows:

•
Managed Care segment – This segment is engaged in the sale of managed care products to the Commercial, Medicare and Medicaid market sectors.  The Commercial accounts sector includes corporate accounts, U.S. federal government employees, individual accounts, local government employees, and Medicare supplement. The following represents a description of the major contracts by sector:

–
The segment is a qualified contractor to provide health coverage to federal government employees within Puerto Rico. Earned premiums revenue related to this contract amounted to $163,556, $155,821, and $152,659 for the three-year period ended December 31, 2016, 2015, and 2014, respectively (see note 12).

–
Under its commercial business, the segment also provides health coverage to certain employees of the Commonwealth of Puerto Rico and its instrumentalities. Earned premium revenue related to such health plans amounted to $29,475, $30,607, and $37,748 for the three-year period ended December 31, 2016, 2015, and 2014, respectively.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

–
The segment provides services through its Medicare health plans pursuant to a limited number of contracts with CMS. Earned premium revenue related to the Medicare business amounted to $1,023,904, $1,097,657, and $1,013,746 for the three-year period ended December 31, 2016, 2015, and 2014, respectively.

–
The segment also participates in the Medicaid program to provide health coverage to medically indigent citizens in Puerto Rico, as defined by the laws of the government of Puerto Rico.  We served all eight service regions on an administrative service only basis (ASO) until March 31, 2015.  Administrative service fees for each of the years in the two-year period ended December 31, 2015, and 2014 amounted to $24,266, and $95,908, respectively.  Beginning on April 1, 2015, the segment began providing managed care services on a fully-insured basis, earned premium revenue related to this business amounted to $783,231, and $607,216 for the periods ended December 31, 2016, and 2015.

•
Life Insurance segment – This segment offers primarily life and accident and health insurance coverage, and annuity products. The premiums for this segment are mainly subscribed through an internal sales force and a network of independent brokers and agents.

•
Property and Casualty Insurance segment –The predominant insurance insurance products of this segment commercial package, commercial auto, and personal package. The premiums for this segment are originated through a network of independent insurance agents and brokers. Agents or general agencies collect the premiums from the insureds, which are subsequently remitted to the segment, net of commissions. Remittances are generally due 60 days after the closing date of the general agent’s account current.

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

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

The following tables summarize the operations by operating segment for each of the years in the three‑year period ended December 31, 2016:

	2016	2015	2014

Operating revenues
Managed care
Premiums earned, net	$2,647,169	$2,548,270	$1,894,791
Fee revenue	17,843	44,705	119,302
Intersegment premiums/fee revenue	5,918	5,860	5,681
Net investment income	15,102	11,779	15,010
Total managed care	2,686,032	2,610,614	2,034,784
Life
Premiums earned, net	156,140	147,864	142,245
Intersegment premiums	716	251	240
Net investment income	24,877	24,457	23,717
Total life	181,733	172,572	166,202
Property and casualty
Premiums earned, net	87,332	87,020	91,530
Intersegment premiums	613	613	613
Net investment income	8,891	8,706	8,600
Total property and casualty	96,836	96,339	100,743
Other segments*
Intersegment service revenues	9,907	10,863	9,100
Operating revenues from external sources	3,563	3,875	4,234
Total other segments	13,470	14,738	13,334
Total business segments	2,978,071	2,894,263	2,315,063
TSM operating revenues from external sources	19	53	95
Elimination of intersegment premiums	(7,247)	(6,724)	(6,534)
Elimination of intersegment service revenue	(9,907)	(10,863)	(9,100)
Other intersegment eliminations	(78)	23	116
Consolidated operating revenues	$2,960,858	$2,876,752	$2,299,640

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

	2016	2015	2014

Operating (loss) income
Managed care	$(36,777)	$20,514	$31,445
Life	21,458	20,012	22,561
Property and casualty	12,074	8,273	10,044
Other segments*	(1,784)	(301)	(4,440)
Total business segments	(5,029)	48,498	59,610
TSM operating revenues from external sources	19	53	95
TSM unallocated operating expenses	(9,739)	(18,858)	(14,571)
Elimination of TSM charges	9,522	9,623	9,717
Consolidated operating (loss) income	(5,227)	39,316	54,851
Consolidated net realized investment gains	17,379	18,941	18,231
Consolidated interest expense	(7,635)	(8,169)	(9,274)
Consolidated other income, net	6,569	7,043	2,243
Consolidated income before taxes	$11,086	$57,131	$66,051

	2016	2015	2014
Depreciation and amortization expense
Managed care	$11,114	$13,268	$17,935
Life	1,030	1,094	1,394
Property and casualty	544	673	994
Other segments*	645	556	3,264
Total business segments	13,333	15,591	23,587
TSM depreciation expense	787	788	813
Consolidated depreciation and amortization expense	$14,120	$16,379	$24,400

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

	2016	2015	2014

Assets
Managed care	$1,013,872	$1,034,725	$975,999
Life	816,920	770,721	764,268
Property and casualty	349,159	350,514	362,620
Other segments*	26,034	25,629	22,682
Total business segments	2,205,985	2,181,589	2,125,569
Unallocated amounts related to TSM
Cash, cash equivalents, and investments	17,033	12,304	44,157
Property and equipment, net	22,380	23,219	20,415
Other assets	21,646	31,732	37,851
	61,059	67,255	102,423
Elimination entries – intersegment receivables and others	(48,045)	(42,699)	(82,256)
Consolidated total assets	$2,218,999	$2,206,145	$2,145,736

	2016	2015	2014
Significant noncash items
Net change in unrealized gain (loss) on securities available for sale
Managed care	$104	$(15,505)	$6,055
Life	2,659	(13,005)	22,349
Property and casualty	(2,984)	(10,482)	7,789
Other segments*	105	(10)	-
Total business segments	(116)	(39,002)	36,193
Amount related to TSM	9	13	(310)
Consolidated net change in unrealized gain (loss) on securities available for sale	$(107)	$(38,989)	$35,883

*	Includes segments that are not required to be reported separately, primarily the data processing services organization and the health clinic.

Triple-S Management Corporation
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
(dollar amounts in thousands, except per share and share data)

27.	Subsequent Events

The Company evaluated subsequent events through the date the financial statements were issued.  No events, other than those described in these notes, have occurred that require adjustment or disclosure pursuant to current Accounting Standard Codification.

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Balance Sheets
(in thousands)

	As of December 31,
	2016	2015

Assets:
Cash and cash equivalents	$14,153	$12,304
Securities available for sale, at fair value:
Equity Securities (cost of $2,869 in 2016)	2,880	-
Investment in subsidiaries	866,010	866,712
Notes receivable and accrued interest from subsidiaries	47,153	48,858
Due from subsidiaries	5,255	3,730
Deferred tax assets	14,976	26,767
Other assets	29,050	28,138
Total assets	$979,477	$986,509

Liabilities:
Notes payable and accrued interest to subsidiary	16,475	15,720
Due to subsidiaries	22,661	11,860
Long-term borrowings	35,085	36,827
Liability for pension benefits	30,892	62,945
Other liabilities	11,201	11,631
Total liabilities	116,314	138,983

Stockholders' equity:
Common stock, class A	951	951
Common stock, class B	23,321	24,048
Additional paid-in-capital	65,592	83,438
Retained earnings	730,904	713,466
Accumulated other comprehensive income, net	42,395	25,623
Total stockholders' equity	863,163	847,526
Total liabilities and stockholders' equity	$979,477	$986,509

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
Triple-S Management Corporation
Statements of Earnings
(in thousands)

	2016	2015	2014

Investment income	$19	$53	$95
Other revenues	11,644	12,015	11,034
Total revenues	11,663	12,068	11,129

Operating expenses:
General and administrative expenses	9,739	18,858	14,571
Interest expense	1,763	2,435	2,998
Total operating expenses	11,502	21,293	17,569

Income (loss) before income taxes	161	(9,225)	(6,440)
Income tax expense (benefit)	1,183	(1,071)	(162)
Loss of parent company	(1,022)	(8,154)	(6,278)
Equity in net income of subsidiaries	18,460	60,275	71,938
Net income	$17,438	$52,121	$65,660

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
Schedule II
Condensed Financial Information of Triple-S Management Corporation
(Registrant)
Statements of Cash Flows
(in thousands)

	2016	2015	2014
Net income	$17,438	$52,121	$65,660
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in net income of subsidiaries	(18,460)	(60,275)	(71,938)
Depreciation and amortization	839	872	863
Shared- based compensation	2,799	8,290	2,371
Deferred income tax expense (benefit)	1,042	(1,227)	(137)
Dividends received from subsidiaries	19,000	47,000	36,600
Other	-	42	34
Changes in assets and liabilities:
Accrued interest from subsidiaries, net	(646)	(1,046)	(1,614)
Due from subsidiaries	(1,525)	4,869	(2,831)
Other assets	(1,751)	(1,953)	1,004
Due to subsidiaries	10,801	(2,162)	5,654
Other liabilities	(4,812)	4,614	(1,948)
Net cash provided by operating activities	24,725	51,145	33,718
Cash flows from investing activities:
Acquisition of investment in securities classified as available for sale	(2,869)	-	(27,572)
Proceeds from sale and maturities of investment in securities classified as available for sale	-	27,500	28,016
Collection of note receivable from subsidiary	4,500	9,000	9,250
Issuance of note receivable to subsidiary	(1,394)	(2,369)	(13,131)
Capital contribution to subsidiary	-	-	(908)
Net acquisition of property and equipment	-	(3,676)	-
Net cash provided by (used in) investing activities	237	30,455	(4,345)
Cash flow from financing activities:
Repayments of long-term borrowings	(1,742)	(37,640)	(1,640)
Repurchase of common stock	(21,371)	(48,287)	(11,337)
Net cash used in financing activities	(23,113)	(85,927)	(12,977)
Net increase (decrease) in cash and cash equivalents	1,849	(4,327)	16,396
Cash and cash equivalents, beginning of year	12,304	16,631	235
Cash and cash equivalents, end of year	$14,153	$12,304	$16,631

The accompanying notes are an integral part of these condensed financial statements

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2016, 2015 and 2014
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

(3)	Long‑Term Borrowings

A summary of the long‑term borrowings entered into by the Company at December 31, 2016 and 2015 follows:

	2016	2015

Senior unsecured notes payable of $60,000 issued on
December 2005; due December 2020. Interest is payable monthly at a fixed rate of 6.60%.	$24,000	$24,000
Secured loan payable of $41,000, payable in monthly installments of $137 through July 1, 2024, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.23% at December 31, 2015.)	-	12,827
Secured loan payable of $11,187, payable in monthly installments of $137 through October 1, 2023, plus interest at a rate reset periodically of 100 basis points over selected LIBOR maturity (which was 1.77% at December 31, 2016.)	11,187	-
Total borrowings	35,187	36,827

Less unamortized debt issuance costs	102	-
	$35,085	$36,827

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2016, 2015 and 2014
(dollar amounts in thousands)

Aggregate maturities of the Company’s long term borrowings as of December 31, 2016 are summarized as follows:

Year ending December 31
2017	$1,640
2018	1,640
2019	1,640
2020	25,640
2021	1,640
Thereafter	2,987
$35,187

All of the Company’s senior notes may be prepaid at par, in total or partially, five years after issuance as determined by the Company.  These senior unsecured notes contain certain non-financial covenants with which the Company has complied at December 31, 2016.

On December 28, 2016, TSM entered into a $35,500 credit agreement with a commercial bank in Puerto Rico. The agreement consists of three term loans: (i) Term Loan A in the principal amount of $11,187, (ii) Term Loan B in the principal amount of $20,150 and (iii) Term Loan C in the principal amount of $4,116. Term Loan A matures in October 2023 while the Term Loans B and C mature in January 2024.  Term Loan A was used to refinance the previous $41,000 secured loan payable with the same commercial bank in Puerto Rico.  Proceeds from Term Loans B and C were received on January 11, 2017 and were used to prepay the outstanding principal amount plus accrued interest of the 6.6% Senior Unsecured Notes due January 2021 ($24,000), and fund a portion of a debt service reserve for the Loan (approximately $200).  Pursuant to the credit agreement, interest is payable on the outstanding balance of the Loan at the following annual rate: (1) 1% over LIBOR for Term Loan A, (ii) 2.75% over LIBOR for Term Loan B, and (iii) 3.25% over LIBOR for Term Loan C.  Interest shall be payable commencing on January 1, 2017, in the case of Term Loan A, and on February 1, 2017, in the case of Term Loan B and Term Loan C.  The Credit Agreement includes certain financial and non-financial covenants, including negative covenants imposing certain restrictions on the Corporation’s business.  The Company was in compliance with all these covenants as of December 31, 2016.

The credit agreement is guaranteed by a first mortgage held by the bank on the Company’s land, building, and substantially all leasehold improvements, as collateral for the term of the loan under a continuing general security agreement.  This credit agreement contains certain non-financial covenants, which are customary for this type of facility, including but not limited to, restrictions on the granting of certain liens, limitations on acquisitions and limitations on changes in control and dividends.

The Company may, at its option, upon notice, as specified in the credit agreement, redeem and prepay prior to maturity, all or any part of the Loan and from time to time upon the payment of a penalty fee of 3% during the first year, 2% during the second year and 1% during the third year, and thereafter, at par, as specified in the credit agreement, together with accrued and unpaid interest, if any, to the date of redemption specified by the Company.

Triple-S Management Corporation
(Parent Company Only)
Notes to Condensed Financial Statements
 December 31, 2016, 2015 and 2014
(dollar amounts in thousands)

(4)	Transactions with Related Parties

The following are the significant related parties transactions made for the three‑year period ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Rent charges to subsidiaries	$7,801	$7,801	$7,801
Interest charged to subsidiaries on notes receivable	2,258	2,758	2,527
Interest charged from subsidiary on note payable	755	720	755

As of December 31, 2016 and 2015 the Company has three notes receivable from subsidiaries amounting to $30,750 and $35,250, respectively, pursuant to the provisions of Article 29.30 of the Puerto Rico Insurance Code. The notes receivable from subsidiaries are due on demand; however, pursuant to the requirements established by the Commissioner of Insurance, the parties agreed that no payment of the total principal nor the interest due on the loans will be made without first obtaining written authorization from the Commissioner of Insurance within at least 60 days prior to the proposed payment date. These notes bear interest at 4.7%.  Accrued interest at December 31, 2016 and 2015 amounted to $5,660 and $4,100, respectively.

In addition, as of December 31, 2016 and 2015, the Company has various notes receivable from a subsidiary amounting to $10,645 and $9,460, respectively.  Accrued interest at December 31, 2016 and 2015 amounted to $98 and $48, respectively.  These notes are due in different years, which due dates range from 2019 to 2020, and bear an average interest of 5.1%.

As of December 31, 2016 and 2015 the Company has a note payable to a subsidiary amounting to $15,000.  The note is due on December 31, 2017 and bears interest at 4.7%.  Accrued interest at December 31, 2016 and 2015 amounted to $1,475 and $720, respectively.

Triple-S Management Corporation and Subsidiaries
Schedule III - Supplementary Insurance Information
For the years ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands)	Deferred								Amortization of
	Policy								Deferred Policy
	Acquisition		Liability for		Other				Acquisition
	Costs and Value		Future		Policy Claims		Net		Costs and Value	Other	Net
	of Business	Claim	Policy	Unearned	and Benefits	Premium	Investment	Claims	of Business	Operating	Premiums
Segment	Acquired	Liabilities	Benefits	Premiums	Payable	Revenue	Income	Incurred	Acquired	Expenses	Written

2016

Managed care	$-	$349,047	$-	$2,889	$-	$2,648,469	$15,102	$2,347,547	$-	$375,262	$2,648,469
Life insurance	177,811	42,858	321,232	8,122	-	156,856	24,877	86,924	12,530	60,821	152,506
Property and casualty insurance	16,976	96,977	-	68,299	-	87,945	8,891	40,766	25,170	18,826	87,158
Other non-reportable segments, parent company operations and net consolidating entries.	-	(939)	-	-	-	(2,629)	43	(3,046)	-	1,285	(2,629)
					-
Total	$194,787	$487,943	$321,232	$79,310	$-	$2,890,641	$48,913	$2,472,191	$37,700	$456,194	$2,885,504

2015

Managed care	$-	$348,297	$-	$3,489	$-	$2,549,522	$11,779	$2,196,693	$-	$393,407	$2,549,173
Life insurance	172,284	44,601	352,370	6,596	-	148,115	24,457	82,561	17,661	52,338	144,262
Property and casualty insurance	18,364	99,796	-	70,175	-	87,633	8,706	42,600	25,933	19,533	85,734
Other non-reportable segments, parent company operations and net consolidating entries.	-	(929)	-	-	-	(2,116)	232	(3,139)	-	9,849	(2,116)
					-
Total	$190,648	$491,765	$352,370	$80,260	$-	$2,783,154	$45,174	$2,318,715	$43,594	$475,127	$2,777,053

2014

Managed care	$-	$249,330	$-	$4,340	$-	$1,896,142	$15,010	$1,629,095	$-	$374,244	$1,896,142
Life insurance	164,367	43,670	328,293	5,158	-	142,485	23,717	74,850	18,260	50,531	142,485
Property and casualty insurance	19,733	97,451	-	73,158	-	92,143	8,600	46,330	25,378	18,991	89,092
Other non-reportable segments, parent company operations and net consolidating entries.	-	(365)	-	-	-	(2,204)	213	(2,680)	-	9,790	-
					-
Total	$184,100	$390,086	$328,293	$82,656	$-	$2,128,566	$47,540	$1,747,595	$43,638	$453,556	$2,127,719

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule IV - Reinsurance
For the years ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands)

					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other	Net	Assumed
	Amount (1)	Companies	Companies	Amount	to Net

2016

Life insurance in force	$10,178,956			$10,178,956	0.0%

Premiums:
Life insurance	$160,628	$8,838	$4,350	$156,140	2.8%
Accident and health insurance	2,650,011	3,148	306	2,647,169	0.0%
Property and casualty insurance	134,378	47,046	-	87,332	0.0%
Total premiums	$2,945,017	$59,032	$4,656	$2,890,641	0.2%

2015

Life insurance in force	$10,129,123			$10,129,123	0.0%

Premiums:
Life insurance	$153,607	$9,596	$3,853	$147,864	2.6%
Accident and health insurance	2,552,699	4,778	349	2,548,270	0.0%
Property and casualty insurance	136,780	49,760	-	87,020	0.0%
Total premiums	$2,843,086	$64,134	$4,202	$2,783,154	0.2%

2014

Life insurance in force	$9,739,048			$9,739,048	0.0%

Premiums:
Life insurance	$152,573	$10,328	$-	$142,245	0.0%
Accident and health insurance	1,900,556	5,765	-	1,894,791	0.0%
Property and casualty insurance	146,222	54,692	-	91,530	0.0%
Total premiums	$2,199,351	$70,785	$-	$2,128,566	0.0%

(1)	Gross premiums amount is presented net of intercompany eliminations of $3,457, $4,402 and $4,354 for the years ended December 31, 2016, 2015, and 2014, respectively.

See accompanying independent registered public accounting firm’s report and notes to financial statements.

Triple-S Management Corporation and Subsidiaries
Schedule V - Valuation and Qualifying Accounts
For the years ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands)

		Additions
	Balance at	Charged to	Charged (Reversal)		Balance at
	Beginning of	Costs and	To Other Accounts	Deductions -	End of
	Period	Expenses	- Describe (1)	Describe (2)	Period

2016

Allowance for doubtful receivables	$37,244	1,295	306	(1,538)	$37,307

2015

Allowance for doubtful receivables	$36,368	15,781	340	(15,245)	$37,244

2014

Allowance for doubtful receivables	$21,549	12,847	4,227	(2,255)	$36,368

(1)	Represents premiums adjustment to provide for unresolved reconciliation items with the Government of Puerto Rico and other entities.

(2)	Deductions represent the write-off of accounts deemed uncollectible.